Form 10-Q
period 1995-01-01
EXIDE CORP
filed 1995-02-15
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


                 For the fiscal quarter ended January 1, 1995

                       Commission File Number 1 - 11263


                               EXIDE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                             23-0552730
- ----------------------------------                     ------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


 1400 N. Woodward Ave., Bloomfield Hills, Michigan               48304
- ---------------------------------------------------    ------------------------
     (Address of principal executive offices)                  Zip Code


                                (810) 258-0080
        --------------------------------------------------------------
             (Registrant's telephone number, including area code)


  Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X       No
                            --------      --------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
     As of February 14, 1995, 19,318,000 shares of common stock were outstanding.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION
- -----------------------------------

Item 1.    Financial Statements (unaudited except for March 31, 1994
             Consolidated Balance Sheet).

                   -  Condensed Consolidated Balance Sheets --
                         January 1, 1995 and March 31, 1994.

                   -  Condensed Consolidated Statements of Operations --
                         for the three and nine months ended January 1, 1995 and for the three and nine months ended January 2, 1994.

                   -  Consolidated Statements of Cash Flows --
                         for the nine months ended January 1, 1995 and for the nine months ended January 2, 1994.

                   -  Notes to Condensed Consolidated Financial Statements --
                         January 1, 1995.


Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.





PART II.      OTHER INFORMATION
- -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders
                      None

Item 6.    Exhibits and Reports on Form 8-K.

           6 (a). Exhibits filed with this report.
                  Exhibit 27 - Financial Data Schedules



SIGNATURE
- ---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands,except share and per-share data)

                                                                  January 1,                 March 31,
                                                                     1995                      1994
                                                                  (Unaudited)
                                                                --------------             --------------
ASSETS

CURRENT ASSETS:
  Cash and short-term investments                              $       78,527            $       33,707
  Receivables, net of allowance for doubtful
     accounts of $20,292 and $4,846                                   361,263                   119,653
  Inventories                                                         402,826                   169,474
  Prepaid expenses and other                                           28,136                    10,134
  Current deferred income taxes                                        24,696                     9,438
                                                                --------------             -------------
        Total current assets                                          895,448                   342,406
                                                                --------------             -------------

PROPERTY, PLANT AND EQUIPMENT                                         505,982                   275,524
  Less- Accumulated depreciation                                     (119,639)                  (94,377)
                                                                --------------             -------------
             Property, plant and equipment, net                       386,343                   181,147
                                                                --------------             -------------

OTHER ASSETS:
  Goodwill                                                            159,773                    71,061
  Investments, at cost (Note 9)                                        51,462                    17,814
  Deferred financing costs                                             21,915                     8,029
  Long-term deferred income taxes                                       7,247                        --
  Other                                                                41,870                     8,633
                                                                --------------             -------------
                                                                      282,267                   105,537
                                                                --------------             -------------
             Total assets                                      $    1,564,058            $      629,090
                                                                ==============             =============


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
- -------------------------------------------

CURRENT LIABILITIES:
  Bank overdraft                                               $       15,006            $        4,250
  Current maturities of long-term debt                                143,995                    45,310
  Accounts payable                                                    180,107                    64,347
  Accrued expenses                                                    193,583                    74,788
                                                                --------------             -------------
       Total current liabilities                                      532,691                   188,695
                                                                --------------             -------------

LONG-TERM DEBT                                                        501,727                   246,511
                                                                --------------             -------------

OTHER NONCURRENT LIABILITIES                                          107,910                    26,376
                                                                --------------             -------------

DEFERRED INCOME TAXES                                                   2,012                     3,058
                                                                --------------             -------------

MINORITY INTEREST                                                      25,160                        --
                                                                --------------             -------------

COMMITMENTS AND CONTINGENCIES


COMMON STOCKHOLDERS' EQUITY
  Common stock, $.01 par value 30,000,000 shares authorized,
       19,318,000 shares issued and outstanding (14,800,000
       shares at March 31, 1994)                                          193                       148
  Additional paid-in capital                                          411,274                   194,097
  Retained earnings (deficit)                                          (9,479)                  (25,446)
  Pension liability adjustment                                         (1,331)                   (1,331)
  Unearned compensation-stock                                          (1,903)                       --
  Notes receivable-stock award plan                                    (1,774)                   (1,826)
  Cumulative translation adjustment                                    (2,422)                   (1,192)
                                                                --------------             -------------
       Total common stockholders' equity                              394,558                   164,450
                                                                --------------             -------------
       Total liabilities and stockholders' equity               $   1,564,058            $      629,090
                                                                ==============             =============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
            (Amounts in thousands, except share and per-share data)

                                                          For the three months ended        For the nine months ended
                                                         --------------------------------------------------------------
                                                           January 1,       January 2,      January 1,       January 2,
                                                             1995             1994            1995             1994
                                                         ----------       ----------      ----------       -----------
NET SALES                                              $   436,796      $   185,661     $    835,005     $    494,290

COST OF SALES                                              338,266          139,575          639,851          372,711
                                                         ----------       ----------      ----------       -----------

      Gross profit                                          98,530           46,086          195,154          121,579
                                                         ----------       ----------      ----------       -----------
OPERATING EXPENSES:
  Selling and advertising                                   38,319           17,347           81,647           49,742
  General and administrative                                23,851            7,847           42,229           19,103
                                                         ----------       ----------      ----------       -----------
                                                            62,170           25,194          123,876           68,845
                                                         ----------       ----------      ----------       -----------

      Operating income                                      36,360           20,892           71,278           52,734
                                                         ----------       ----------      ----------       -----------
OTHER (INCOME) EXPENSE:
  Interest                                                  17,048            8,037           34,291           25,533
  Loss on receivable sales                                     402              526              974            1,567
  Other, net                                                  (172)             (26)            (199)            (385)
                                                         ----------       ----------      ----------       -----------
                                                            17,278            8,537           35,066           26,715
                                                         ----------       ----------      ----------       -----------

      Income before income taxes, equity in
        earnings of joint venture, minority interest,
        extraordinary loss and cumulative effect of
        accounting change                                   19,082           12,355           36,212           26,019


PROVISION FOR INCOME TAXES                                   7,749            4,886           14,882           10,703
                                                         ----------       ----------      ----------       -----------
      Income before equity in earnings of joint
        venture, minority interest, extraordinary loss
        and cumulative effect of accounting change          11,333            7,469           21,330           15,316

EQUITY IN EARNINGS OF JOINT VENTURE                             --              119               --              170
                                                         ----------       ----------      ----------       -----------
      Income before minority interest, extraordinary
        loss, and cumulative effect of
        accounting change                                   11,333            7,588           21,330           15,486

MINORITY INTEREST                                              880               --              880               --
                                                         ----------       ----------      ----------       -----------
      Income before extraordinary loss and
        cumulative effect of accounting change              10,453            7,588           20,450           15,486

EXTRAORDINARY LOSS RELATED TO EARLY
  RETIREMENT OF DEBT, net of income tax benefit
  of $2,320                                                     --               --           (3,597)              --

CUMULATIVE EFFECT OF ACCOUNTING CHANGE-
  ADOPTION OF SFAS 106                                          --               --              --           (12,711)
                                                         ----------       ----------      ----------       -----------

     Net income                                       $     10,453     $      7,588    $     16,853     $       2,775
                                                        ===========      ===========     ===========      ============

NET INCOME PER COMMON SHARE:
  Income before extraordinary loss and
    cumulative effect of accounting                   $       0.69     $       0.62    $       1.37     $        1.54
  Extraordinary loss                                            --               --           (0.24)               --
  Cumulative effect of accounting change                        --               --              --             (1.26)
                                                        -----------      -----------     -----------      ------------
      Net income                                      $       0.69     $       0.62    $       1.13     $        0.28
                                                        ===========      ===========     ===========      ============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                    15,227,406       12,187,365      14,916,391        10,067,286
                                                        ===========      ===========     ===========      ============


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           ( Amounts in thousands )

                                                                            For the nine months ended
                                                                        -----------------------------------
                                                                           January 1,          January 2,
                                                                             1995                1994
                                                                        ---------------   -----------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                            $       16,853    $          2,775
  Adjustments to reconcile net income to
   cash provided by (used in) operating activities -
        Depreciation and amortization                                           34,171              22,585
        Interest expense on zero-coupon convertible notes                        6,636               5,916
        Extraordinary loss related to early redemption of debt
             net of income tax benefit                                           3,597                  --
        Cumulative effect of accounting change                                      --              12,711
        Provision for losses on accounts receivable                              1,450                 949
        Minority interest in subsidiary income                                     880                  --
  Changes in assets and liabilities excluding
   effects of acquisitions -
         Receivables                                                           (72,907)            (25,987)
         Inventories                                                           (78,778)              3,435
         Prepaid expenses and other                                            (16,845)             (5,130)
         Accounts payable and accrued expenses                                  45,686               8,440
         Other, net                                                            (12,379)             (7,012)
                                                                        ---------------   -----------------
           Net cash provided by (used in) operating activities                 (71,636)             18,682
                                                                        ---------------   -----------------


CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                                         (48,246)            (30,021)
  Acquisitions of net assets of certain businesses (net of cash acquired)     (219,090)             (5,663)
  Investment in Evanite                                                        (33,827)                 --
  Proceeds from sale of property, plant and equipment                            1,271                   1
                                                                        ---------------   -----------------
           Net cash used in investing activities                              (299,892)            (35,683)
                                                                        ---------------   -----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Increase (decrease) in borrowings under credit agreements-
         Increase (decrease) in U.S. revolving loan                             92,000             (64,000)
         Payment of U.S. revolving loan                                       (105,000)                 --
         Increase (decrease) in European credit facilities                      11,791                  --
         Increase in U.S. term loans                                           200,000                  --
         Increase in European term loans                                           896                  --
         Repayment of European term loans                                         (851)                 --
  Redemption of preferred stock                                                     --              (6,462)
  Equity from public offering                                                  225,000              92,000
  Public offering fees                                                          (9,660)             (7,358)
  Dividends paid                                                                  (886)                 --
  Increase in bank overdraft                                                    10,756               3,056
  Increase in other debt                                                         8,215                (343)
  Deferred financing costs                                                     (17,364)                 --
                                                                        ---------------   -----------------
         Net cash provided by financing activities                             414,897              16,893
                                                                        ---------------   -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          1,451                  --
                                                                        ---------------   -----------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS                      44,820                (108)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                            33,707                 501
                                                                        ---------------   -----------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                          $       78,527    $            393
                                                                        ===============   =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest (net of amount capitalized)                                $       31,234    $         22,236
    Income taxes                                                        $        3,689    $          1,549



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                January 1, 1995
            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)




(1)   BASIS OF PRESENTATION
- ---------------------------

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1994 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited (except for Balance Sheet information presented at March 31, 1994). In the opinion of management, the accompanying condensed consolidated financial information reflects all adjustments necessary to present fairly the results of operations and financial position for the periods presented.

Effective November 4, 1993, the Company completed an initial public offering ("IPO") of its common stock. In connection with the IPO, the Company increased the authorized shares of common stock from 1,000 to 30,000,000 and the shareholders of EC Acquisition, Inc. ("ECA") exchanged all outstanding shares of common stock of ECA for shares of common stock of the Company on a 1.29 to 1 basis. The Company raised $92,000 (before fees and expenses) from the IPO.

Effective March 8, 1994, the Company completed a secondary offering of its common stock. The secondary offering included the issuance of an additional 1,000,000 shares which raised $34,000 (before fees and expenses).

On December 22, 1994, the Company raised $225,000 (before fees and expenses) through the issuance of 4,500,000 of additional shares of common stock. In connection with this offering, the Company's U.S. underwriters exercised their over-allotment option and, in January 1995, the Company received additional proceeds of $33,750 (before fees and expenses) from the issuance of 675,000 of additional shares of common stock.

(2)   ACQUISITIONS
- ------------------

Effective October 15, 1993, the Company purchased the remaining 50% equity interest in Battronics, Inc. ("Battronics") that it did not previously own for approximately $3,000 in cash. Battronics is an automotive battery manufacturer/distributor in Canada. Effective October 1993, Battronics financial results are reported on a consolidated basis rather than the equity basis that was previously followed.

On March 30, 1994, the Company acquired all of the issued and outstanding capital stock of B.I.G. Batteries Group Limited ("BIG"), a company incorporated in England and Wales, for approximately $2,075 in cash and $32,725 in British pound denominated Loan Notes (see Note 4). BIG is an automotive battery manufacturer/distributor with operations primarily in the United Kingdom. The acquisition was accounted for as a purchase and the results of operations of BIG are included in the Company's consolidated statement of operations effective April 1, 1994. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $30,084, which is being amortized over 40 years.

In October 1994, the Company and PT Sapta Panji Manggala ("PT Sapta"), an Indonesian company, signed an agreement whereby the Company contributed its interest in BIG, and PT Sapta contributed its interest in Gemala Holdings Limited ("Gemala") into a newly formed joint venture. In exchange for PT Sapta's interest in Gemala, the Company gave PT Sapta an 18.5% equity interest in the joint venture and the right to certain benefits realized from Gemala's tax loss carryforwards. PT Sapta also received the right to require Exide to purchase its 18.5% interest in the joint venture at any time after five years from the closing date of this transaction for a defined multiple of earnings of the joint venture. The value of the consideration exchanged ($6,651) has been preliminarily allocated on the basis of the estimated fair market value of Gemala's contributed net assets. This preliminary allocation resulted in goodwill of approximately $4,568, which is being amortized over 40 years.

In October 1994, the Company acquired approximately 89.4% of the outstanding capital stock and approximately 25% of the convertible debentures of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for 1,145 pesetas per share or approximately $229,000. In December, one of the shareholders of Tudor stock sold its remaining 5% ownership in Tudor to Tudor at the tender offer price in accordance with the terms of the purchase agreement. After completion of this sale, the Company's effective ownership in Tudor is approximately 94.1%. In addition, the Company has provided a letter of credit which guarantees payment of the convertible bonds held by that same shareholder. Tudor, which is based in Spain, is the third largest battery manufacturer/distributor in Europe with sales of approximately $500,000 annually. Tudor manufactures both automotive and industrial batteries and markets its products in Western Europe, most notably in Spain, Portugal, Germany, Finland, Norway and Sweden.

This acquisition was accounted for as a purchase and the results of operations of Tudor are included in the Company's consolidated statement of operations effective October 3, 1994. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. Estimated goodwill is being amortized over 40 years. The preliminary allocation of the purchase price is as follows:

         Cash                                      $     12,398
         Accounts receivable, net                       160,991
         Inventories                                    147,411
         Prepaid expenses and other                      16,296
         Property, plant and equipment, net             183,973
         Other noncurrent assets                         32,238
         Current maturities of long-term debt           (59,447)
         Accounts payable                               (54,956)
         Accrued expenses                              (104,057)
         Long-term debt                                 (81,404)
         Other noncurrent liabilities                   (85,741)
         Minority interest                              (17,837)
                                                   ------------
                                                        149,865
         Cash consideration                             234,213
                                                   ------------
         Preliminary estimate of goodwill          $     84,348
                                                   ============

The following unaudited consolidated pro forma information for the nine months ended January 1, 1995 and January 2, 1994, illustrates the estimated effect of the Tudor, the BIG and the Battronics acquisitions and the elimination of the equity income previously recorded for Battronics as if the transactions were consummated as of the beginning of each period presented.

                                                       For the
                                                     nine months ended
                                                     January 1,   January 2,
                                                        1995         1994
                                                   -------------------------
         Net sales                                 $  1,067,606 $    929,027
         Operating income                                71,463       72,627
         Income before extraordinary item
            and cumulative effect of accounting
            change                                        8,655        2,660
         Net income                                       5,058      (10,051)

         Pro forma earnings per common share:
            Income before extraordinary
               loss and cumulative effect of
               accounting change                   $       0.58 $       0.26
            Net income                                     0.34        (1.00)

The above unaudited pro forma financial information may not be indicative of the results that would actually have been obtained if the transactions had been effected on the dates indicated or that may be obtained in the future.

(3)   INVENTORIES
- -----------------

The components of inventories as of January 1, 1995 and March 31, 1994, are as follows:

                                                January 1, 1995       March 31, 1994
                                             ------------------    -----------------
               Raw materials                 $           68,979    $           36,046

               Work-in-process                           37,662                14,539

               Finished goods                           296,185               118,889
                                             ------------------    ------------------
                                             $          402,826    $          169,474
                                             ==================    ==================


The Company uses the last-in, first-out (LIFO) cost method for both tax and financial reporting purposes for valuing approximately 50% of its inventories. The remaining inventories are valued on the first-in, first-out (FIFO) cost method. If all inventories had been determined using the FIFO method, such inventories would have been $385,759 at January 1, 1995 and $152,407 at March 31, 1994.


(4)    LONG-TERM DEBT
- ---------------------

Following is a summary of the Company's long-term debt at January 1, 1995 and March 31, 1994:

                                              January 1, 1995       March 31, 1994
                                            -------------------    -----------------
Credit Agreement borrowings primarily
   at LIBOR plus 2.5% at January 1, 1995
   (7.9% - 9.0%) and at a LIBOR plus
   1.75% at March 31, 1994 (5.4%)            $          200,000    $           13,000

10-3/4% Senior Notes, due
   December 15, 2002                                    150,000               150,000

12-1/4% Senior Subordinated Deferred
   Coupon Debentures, due
   December 15, 2004                                     77,468                70,830

Guaranteed Unsecured Loan Notes
   at LIBOR less 5/8% at January 1, 1995
   (6.06%), and March 31, 1994 (4.75%),
   due on demand after January 1995                      34,629                32,848

Spanish Convertible Debentures at
  average one year MIBOR revisable
  every six months (9.625% at January 1,
  1995)                                            22,808              --

European Bank Debt at average
  bank rates of 10% at January 1, 1995             70,386              --

European Term Loans at rates ranging from
  5.6875%  to 11.875% at January 1, 1995           57,175              --

Other, primarily capital lease obligations
   at interest rates ranging from 5.5% to
   10.4% due in installments through 2001
   and other bank debt at rates from
   6.0% to 10.0%                                   33,256           25,143
                                              -----------       ----------
                                                  645,722          291,821
Less - current maturities                         143,995           45,310
                                              -----------       ----------
                                              $   501,727       $  246,511
                                              ===========       ==========



Effective August 30, 1994, the Company entered into a new Credit Agreement with Bankers Trust Company, Bank of America National Trust and Savings Association and Bank of Montreal as agents. The Credit Agreement provides borrowing capacity of $550,000 and is divided into three components: Loan A ($100,000) having a five year term, Loan B ($100,000) having a seven year term and a Revolving Credit Facility ($350,000) expiring September 30, 1999. The two term loans have fixed amortization schedules both of which provide for the majority of principal repayment late in their respective maturity periods. The Revolving Credit Facility contains a sub-limit which provides for the Company's letter of credit needs. The agreement places restrictions on dividends, new indebtedness, liens, acquisitions, capital expenditures and other items which are similar to the restrictions contained in the former Credit Agreement.

Initial borrowings were used to paydown and terminate the former Credit Agreement with Chemical Bank as agent. The new Credit Agreement also provided funding for the acquisition of Tudor (see Note 2).

The early termination of the former Credit Agreement resulted in an extraordinary loss of $3,597, net of $2,320 income tax benefit. The components of the extraordinary loss were the write-off of the unamortized deferred financing costs ($1,625), and Chemical Bank's termination fees including costs related to the premature termination of the Company's outstanding interest rate protection agreement ($4,292).

In connection with the acquisition of BIG on March 30, 1994, the Company issued $32,725 of British pound denominated Guaranteed Unsecured Loan Notes ("Loan Notes") to the previous owners of the acquired entity ($34,629 as of January 1, 1995 and $32,848 as of March 31, 1994). The Loan Notes are secured by a Company-purchased, British pound denominated certificate of deposit of equal amount ($34,629 as of January 1, 1995 and $32,848 as of March 31, 1994) with Chemical Bank. Effective January 1, 1995, the Loan Notes are payable upon demand. Interest is payable quarterly commencing June 30, 1994, at the LIBOR rate less 5/8%.

The Spanish convertible debentures were issued by Tudor in December 1993 and are redeemable in December 1997. In October, as part of the Company's acquisition of Tudor, the Company repurchased 99,781 of the original 400,000 debentures issued by Tudor. In connection with the acquisition, the primary ex-shareholder of Tudor also relinquished its conversion rights on 299,887 debentures. Outstanding debentures will bear interest payable semiannually.

Tudor and its subsidiaries have outstanding various operating lines of credit and working capital facilities which are used to partially finance their operations. Most of these facilities are secured by receivables, inventories or certain property. These facilities, which are typically for one year renewable terms, generally bear interest at the current market rates in the respective countries plus up to 1%. Additionally, certain subsidiaries of Tudor have entered into term loan arrangements with financial institutions in their respective countries. Most of these arrangements are secured by property.

(5)    RECEIVABLES PURCHASE AGREEMENT
- -------------------------------------

The Company entered into a Receivables Purchase Agreement with Three Rivers Funding Corporation (the "Buyer"). Under this agreement, the Buyer purchases an undivided interest in a pool of receivables of the Company up to a maximum net investment of $40,000. The Buyer's undivided ownership interest in the receivables includes, without limitation, all collections, collateral security, letters of credit and surety bonds with respect thereto, and other proceeds of any of the foregoing. Eligible receivables purchased under the agreement as of January 1, 1995 were $47,117. Loss on receivables sold under this agreement for the nine months ended January 1, 1995 was $974.

(6)    ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
- -----------------------------------------------

North America

The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, processing, recycling, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to federal, state and provincial occupational safety and health laws and regulations, particularly relating to the monitoring of employee health. Except as disclosed herein, the Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

As of January 1, 1995, the Company has been advised by the U.S. Environmental Protection Agency (the "EPA") and various state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 46 federally defined Superfund or state equivalent sites. At twelve of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and which are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, which share is based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below. Because the Company's liability under such statutes may be imposed on a joint and several basis, the Company's liability may not necessarily be based on volumetric contributions and could be greater than the Company's estimates. Management believes, however, that its PRP status at these Superfund sites will not have a material adverse effect on the Company's business or financial condition because, based on the Company's experience, it is reasonable to expect that liability will be roughly proportionate to its volumetric contribution of waste to the sites. The Company is the primary PRP at three Superfund sites (discussed below). Other than these three sites, the Company's volumetric contribution exceeds 5% at only eight Superfund sites (with respect to two of which the Company's share of liability has been paid) and its volumetric contribution at the six sites where the Company's liability has not yet been fully paid averages 13.2%. At all other sites, the Company's volumetric contribution is currently estimated to be less than 5% of the total waste at the site. However, in some instances the Company's volumetric share of the waste at a site is not the sole determinant of the Company's share of the remediation costs because some PRP's are unable to fund their allotted share and the shortfall is divided among the viable PRP's.

The Company is the primary PRP at the Brown's Battery site located in Pennsylvania. The site was operated by third party owners in the 1960's and early 1970's. The EPA completed its study of this site and recently issued a final Record of Decision ("ROD") outlining a remediation plan that employs an innovative technology developed by the Company which has not yet been used for lead remediation on a production volume basis. On August 15, 1994, the EPA issued a draft Consent Decree relative to this site which proposes remediation using the innovative technology. This innovative technology approach is much lower in cost than other prevailing options and offers to the Company and EPA additional significant potential enhancements for remediation of other similar sites. The cost of remediation for the innovative technology approach is estimated to be $10,000 -$12,000, a substantial portion of which would constitute capital improvements. If the innovative technology is not commercially feasible, the alternative remediation plan, which entails relocation of contaminated soil, would be employed at a cost (estimated by EPA) of approximately $30,000. The Company has tested and is actively pursuing design, development and additional testing of the innovative technology. The Company is also actively pursuing recovery under prior insurance policies as discussed below. The Company has established its reserves based upon the innovative technology remediation plan, net of amounts to be capitalized and not considering potential insurance recovery.

The Company is also the primary PRP at the Wortham Lead Salvage State Superfund Site located in Texas, another site that was owned and operated by third parties. Remediation of the Wortham site is not expected to have a material adverse effect on the Company's business or financial condition, and has a total estimated cost of $770. The Company is currently negotiating the remediation technology to be used at the site with the Texas Natural Resource Conservation Commission.

The Company is also the primary PRP at the Seventh Street Lead Site located in Iowa, another site that was owned and operated by third parties. Remediation of the Seventh Street Site was recently completed, and the Company paid $1,300 as its share of liability. The EPA has determined that the Company is in full compliance with the unilateral order issued by the EPA to the Company and other PRPs. The Company is currently evaluating whether to pursue a cost recovery action against potentially responsible third parties.

The Company is also involved in the assessment and remediation of various other
properties, including certain Company-owned or -operated facilities.   Such
assessment and remedial work is being conducted pursuant to a number of state, federal and provincial environmental laws and with varying degrees of involvement by state, federal and provincial authorities. Where reasonably estimable, the costs of such projects have been accrued in reserves established by the Company, as discussed further below. In addition, certain environmental matters concerning the Company are pending with regulatory agencies.

On September 16, 1993, the Company received a Complaint, Compliance Order and Notice of Opportunity for Hearing, issued by the EPA alleging certain violations (in 1990 and 1991) by the Company's Reading, Pennsylvania facility of regulations governing land disposal with a proposed civil penalty of approximately $1,600. The Company settled this matter for a $212.4 civil penalty.

The Company has been in discussions with South Carolina environmental officials concerning the alleged improper disposal of soil from the Company's Greer, South
Carolina facility in 1991.   The Company, in coordination with South Carolina
authorities, immediately reexcavated and disposed of the soil in appropriate fashion. Federal authorities are conducting an investigation of this incident. The Company does not now believe that this matter will result in any civil or criminal action having a material adverse effect on its business or financial condition.

On January 14, 1994, the Company acquired a vacant manufacturing facility located in Bristol, Tennessee which the Company is converting to a battery manufacturing facility. While the facility was being used for manufacturing operations by Unisys Corporation ("Former Operating Owner"), soil and groundwater contamination was identified at the site which led to its designation by the State of Tennessee as a "Superfund" site in 1988. Under the direction of the State of Tennessee, the Former Operating Owner has, at its own expense, completed a soil remediation at the site and is in the process of completing a groundwater cleanup. In 1990, the Former Operating Owner discontinued manufacturing at the facility and in 1993 sold it to an investor ("Investor") who did not operate it. The Company purchased the facility from a party ("Seller") who obtained title to the property from the Investor. As part of the Company's purchase, the Seller agreed to indemnify the Company with respect to environmental conditions in existence at the time of purchase. The State of Tennessee has informed the Company that it considers the Former Operating Owner to be primarily responsible for any contamination existing at the facility at the time of the Company's purchase. The Company is negotiating with the Former Operating Owner regarding additional remediation the Company feels is required to restore the property to environmentally acceptable condition. The Company does not currently believe that the environmental condition of the facility will have a material adverse effect on the Company's business or financial condition.

While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, management does not believe the resolution of these matters will have a material adverse effect on the Company's business, financial condition or results of operations. The Company's policy is to accrue for environmental costs when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable.

Pursuant to a debt refinancing transaction completed in fiscal 1993, the Company agreed with a former holder of its preferred stock to provide certain environmental management services and to indemnify such holder from certain potential environmental liabilities. The Company established an additional environmental reserve of $6,000 with respect to this liability, which the Company believes will be adequate.

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of January 1, 1995, the amount of such reserves on the Company's balance sheet was $15,800. Of this total amount, $9,500 was included in "Current Liabilities," and $6,300 was included in "Other Noncurrent Liabilities." These reserves consist of amounts accrued for active Company facilities, closed facilities, and nine of the Superfund sites. They also include a general allowance for other Superfund sites where the Company's exposure is estimated to be less than $100 per site. Because environmental liabilities are not accrued until liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

The Company believes it has insurance coverage for liability and defense costs arising out of certain sites, and has put its insurance companies on notice where applicable. While none of the Company's insurance carriers have acknowledged coverage at any sites, certain of the Company's insurance carriers have tendered defense costs under reservations of rights at the Brown's Battery site discussed above and the Granite City, Illinois (NL Taracorp.) site, and the Company also believes that it ultimately will be successful in establishing coverage for liabilities for remediation arising out of those sites. The Company is engaged in discussions with various insurers with respect to other sites, although no agreements have been reached with respect to coverage for those other sites. The Company does not currently maintain environmental impairment liability insurance in light of the unavailability of meaningful coverage and the prohibitive cost of obtaining even limited coverage. The coverage the Company has results from insurance policies issued prior to 1982 for general liability, which policies included coverage for offsite liability. The Company also may have limited coverage for certain costs under policies issued between 1983 and 1985. Because anticipated insurance recoveries are not assured, the Company has not recorded any receivables for insurance reimbursement.

On November 4, 1993, the CNA Insurance Companies ("CNA") filed a declaratory judgment action in the Superior Court of Delaware, in Wilmington, Delaware. In the lawsuit, Continental Casualty Company, et al. v. General Battery Corporation, et al., (the "CNA Action") CNA seeks to have the court determine that CNA owes no duty to defend or reimburse General Battery Corporation, Dixie Metals Company or certain other Exide subsidiaries for costs of defending environmental actions against those companies and for response costs, property damage and bodily injury claims arising from environmental conditions allegedly caused, suffered or allowed by those companies. In addition to suing the Company, the CNA Action names Northwest Industries, Fruit of the Loom and over 75 other insurance companies as defendants. On January 19, 1994, Exide filed a cost recovery action against CNA and other insurance companies with which Exide and its subsidiaries have held policies, in the Circuit Court of Cook County, Illinois, Chancery Division, in

Chicago, Illinois. In that lawsuit, captioned Exide Corporation, et al. v. Admiral Ins. Co. et al., (the "Company Recovery Action") the Company seeks to have the court determine that each of the insurance companies owes the Company or one of its subsidiaries a duty to defend and that the insurance companies are liable for certain response costs, property damage and bodily injury arising from environmental conditions that the Company or one of its subsidiaries allegedly caused, suffered or allowed. The Company filed a motion to dismiss the CNA Action in favor of the Company Recovery Action filed in Illinois. No ruling has been made in connection with such motion.

The Company intends to vigorously defend the CNA Action and vigorously pursue
the Company Recovery Action.   While the ultimate outcome of these lawsuits is
uncertain, after consultation with legal counsel, management does not believe the resolution of these matters will have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has taken an active role in addressing environmental issues associated with its business and has a staff of more than 70 persons, not including consultants, focusing on environmental, safety and health matters. The Company maintains numerous permits with the EPA, various state agencies and provincial regulatory authorities which allow the Company to transport, store and recycle spent lead-acid batteries, lead-bearing hazardous wastes and certain other hazardous wastes.

To protect the environment, minimize future liability and help ensure a stable supply of lead to its battery manufacturing facilities, the Company has developed a "cradle-to-grave" recycling program. Under this program, the Company obtains spent lead-acid batteries through its wholesale distribution outlet system, and then transports these batteries to its smelting facilities. These batteries are then separated into three constituent units: lead, dilute sulfuric acid and plastic casing material. The lead is reclaimed and refined into lead alloys for use at the Company's battery manufacturing facilities. The plastic from the battery cases is broken into pieces and extruded into pellets by adding strengtheners and other additives. The pellets are then used at the Company's battery casing molding facility to make new battery cases. The dilute sulfuric acid solution is neutralized and discharged in accordance with Federal and State permits. As described above, the Company has been actively involved in the development of a new technology for the remediation of lead contaminated soils at the Brown's Battery site, which, if successful, may have significant application in the secondary smelting of lead generally.

Europe

With regard to its European operations, the Company is subject to numerous environmental, health and safety requirements and is exposed to differing degrees of liabilities and compliance costs arising from its past and current manufacturing and recycling activities. The laws and regulations applicable to such activities differ from country to country and also substantially differ from the United States laws and regulations. Except as disclosed herein, the Company believes, based upon reports from its foreign subsidiaries and/or independent qualified opinions, that it is in substantial compliance with all material environmental, health and safety requirements in each country.

At two lead-acid battery manufacturing facilities in Spain (Malpica and Manzanares) and at the Sonalur secondary lead smelting facility in Azambuja, Portugal, treated wastewater is discharged in excess of permit levels for lead. At the Torrejon de Ardoz nickel-cadmium battery manufacturing facility, treated wastewater is discharged in excess of permit levels for cadmium. The Company is working cooperatively with appropriate authorities to make improvements to the wastewater treatment plants at each facility. It is possible that the Company could be subject to fines or penalties with regard to these violations. The cost to upgrade the facilities to attain compliance is not expected to be material. The subject violations are not expected to interfere with continued operations at the subject facilities.

The Company expects that its European operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country. For example, Tudor's capital expenditures for environmental improvements with respect to its operations are currently expected to approximate 10-12 % of Tudor's annual capital expenditures. In addition, any further consolidation of Exide's European operations could accelerate or increase its environmental costs.


(7)    REDEEMABLE PREFERRED STOCK AND
- -------------------------------------
        COMMON STOCKHOLDERS' EQUITY
- -------------------------------------

As part of the initial public stock offering on November 4, 1993, the Company repurchased the remaining Series D Junior Redeemable Preferred Stock at carrying value for $6,462.

(8)    POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
- -------------------------------------------------------------

The Company provides certain health care and life insurance benefits for a limited number of retired U.S. employees. In addition, a limited number of the Company's active U.S. employees may become eligible for those benefits if they reach normal retirement age while working for the Company. Prior to April 1, 1993, the Company accounted for these costs on a pay-as-you-go basis. In the first quarter of fiscal year 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to recognize the cumulative effect of this accounting change by expensing $12,711, with no income tax effect because of the uncertainty of deductibility at that time. This amount represented the accumulated postretirement benefit obligation for current and future retirees at the beginning of fiscal year 1994. The Company's current policy is to fund the cost of postretirement healthcare and life insurance plans on a pay-as-you-go basis.


The following table sets forth the plan's postretirement benefit liability as of March 31, 1994:

                                                         Medical         Life         Total
                                                      -------------  ------------  -----------
Accumulated postretirement benefit obligation
   (APBO):
       Retirees, beneficiaries and dependents          $     12,272  $        239  $    12,511
       Fully eligible actives                                   779            12          791
       Not fully eligible actives                               786            28          814
                                                        -----------   -----------   ----------
            Total                                            13,837           279        14,116
       Unrecognized (gain) loss                              (1,529)           45        (1,484)
                                                        -----------   -----------   -----------
       Accrued postretirement benefit cost
            recognized in the consolidated balance
            sheet                                      $     12,308  $        324  $     12,632
                                                        ===========   ===========   ===========


The Company charges postretirement benefit costs as accrued, based on actuarial calculations. The net periodic postretirement benefit cost for the nine months ended January 1, 1995 included the following components:

                                                         Medical        Life        Total
                                                       ------------  -----------  ----------
      Service cost                                     $        100  $         2  $       102
      Interest cost                                             747           15          762
                                                       ------------  -----------  -----------
      Net periodic postretirement
           benefit cost                                $        847  $        17  $       864
                                                       ============  ===========  ===========

The significant assumptions used to calculate the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation were a discount rate of 8.0% and 7.5%, respectively, and medical costs that are assumed to increase at a rate of 12% per year during fiscal 1994 grading down to 5% per year by 2003. The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of March 31, 1994, by approximately 10.5%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately 9%.


(9)    COMMITMENTS AND CONTINGENCIES
- ------------------------------------

The Company is currently a defendant in a claim brought by one of the Company's competitors alleging patent infringement. The claim went to trial and the jury ruled that one of the subject patents was valid and infringed. A separate trial was held for the award of damages but as of the current date, no amounts have been awarded. Plaintiff has proffered a position, which if believed, would result in damages in excess of $59,000, prior to potential trebling. The Company's outside counsel believes the verdict of the jury trial was incorrect and has advised the Company to pursue the matter vigorously through trial and appeal, if necessary. The Company's outside legal counsel believes the plaintiff's claim has little merit. However, the Company also engaged independent consultants to review the potential damages related to the allegedly infringed patent. The consultants estimated the damages to be less than $250. Notwithstanding outside legal counsel's opinion, the Company offered to settle the suit for an amount in six figures, but plaintiff indicated that it was unwilling to settle. The Company's outside counsel has advised the Company that the Company's chances of success at the trial level to be better than even, and at the appeal level to be high. Based on consultation with legal counsel, management does not believe the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

In addition, the Company is involved in routine claims and litigation incidental to the conduct of its business which are not considered material to the Company's financial condition or results of operations.

On April 29, 1994, the Company acquired General Electric Credit Corporation's secured debt position in Evanite Fiber Corporation ("Evanite"), a debtor-in-possession as of May 8, 1992, for approximately $33,700. Evanite is a manufacturer and the Company's primary supplier of battery separators. Immediately after the forgoing transaction, Evanite filed a Plan of Reorganization ("Plan") whereby Exide would acquire all of the assets and assume certain liabilities of Evanite in exchange for cash, and the release of all Exide's claims. This plan also contains a provision stating the Company's intention to divest one of Evanite's plants and all rights under one of the Company's competitor's Material Purchase Agreement with Evanite. This Plan has been approved by the bankruptcy court and the Company expects to complete this acquisition on or before March 31, 1995.

In October 1994, the Company and Fiat SpA entered into a letter of intent pursuant to which the Company would acquire substantially all the capital stock of Compagnie Europeene d' Accumulateurs S. A. ("CEAc"), a company based in France. The purchase price is approximately $420,000 (net of net financial debt). A significant portion of the purchase price will be financed with the proceeds from the December 1994 equity offering (see Note 1). The remaining portion will be financed through anticipated expansion of the Company's new Credit Agreement. CEAc is a leader in the European Battery market with sales of approximately $700,000 annually, primarily in France, Italy and Germany.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------



Results of Operations

Nine months ended January 1, 1995 compared with the nine months ended January 2, 1994.

Net Sales increased $340.7 million, or 68.9%, for the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. A significant portion of this increase ($239.4 million) relates to the inclusion in fiscal 1995 of Tudor ($161.8 million) and Gemala which were consolidated effective October 1994; BIG, a late fiscal 1994 acquisition; and, Battronics which was not consolidated until October 1993. The remaining $101.3 million net sales increase, which represents a 20.5% increase over the prior year, was the result of substantially higher sales to new as well as existing customers and from new product introductions. Unit sales volume increased by approximately 8.1 million batteries, or 50.9% over the same period last year. Approximately 30.4% of this 50.9% increase relates to Tudor, Gemala, BIG and Battronics. Pricing in the battery industry continues to be highly competitive. Given the Company's leading market share in the North American SLI battery aftermarket, pressure from competitors continues to be intense. Sales were somewhat weaker than expected in both North America and Europe which was attributable to abnormally warm weather in both November and December.

Gross Profit increased $73.6 million and the gross margin percentage decreased to 23.4% from 24.6% in the nine months ended January 1, 1995 compared to the same period last year. The decline in the gross margin percentage is attributed to continuing competitive pressure particularly in North America, customer mix and the start-up costs associated with new national accounts. The Company continues to be favorably impacted by additional fixed cost absorption and the continuing emphasis on its cost reduction program in its manufacturing and distribution process.

Operating expenses increased $55 million in the nine months ended January 1, 1995 compared to the nine months ended January 2, 1994, primarily due to the inclusion of the recent acquisitions referred to above ($38.6 million), increases in selling and promotional expenses associated with the higher sales volume of both large accounts and wholesale distribution outlets, certain initial costs associated with becoming Sears' primary battery supplier, the Company's sponsorship of NASCAR racing and expenses connected with other programs.

Operating income increased $18.5 million, or 35.2%, primarily as a result of the factors discussed above.

Interest expense increased $8.8 million or 34.3% in the nine months ended January 1, 1995 compared to the nine months ended January 2, 1994. Approximately $12 million of fiscal 1995's year to date interest expense relates to either the inclusion of recent acquisitions referred to above or the financing of such acquisitions.

Income before extraordinary loss and cumulative effect of an accounting change increased in the nine months ended January 1, 1995 by approximately $5 million due to the factors discussed above, partially offset by increased provision for income taxes associated with higher earnings and the income attributable to minority interests in the UK operations and Tudor.

Net income improved $14.1 million in the nine months ended January 1, 1995 compared to the nine months ended January 2, 1994. The fiscal 1994 nine month results include a $12.7 million charge related to the recognition of the liability for postretirement benefits under SFAS 106, while the fiscal 1995 nine month results include a $3.6 million extraordinary loss related to the early extinguishment of the Company's previous credit agreement.



Liquidity and Capital Resources

On June 14, 1994, the Company increased its borrowing line from $73.7 million to $105 million. This increase was put in place to accommodate additional working capital needs associated with seasonal needs of the business, the additional Sears Roebuck and Co. business for which shipments commenced in September 1994, and the purchase of General Electric Credit Corporation's debt position in Evanite Fiber Corporation ("Evanite"). The Evanite deal was funded on May 3, 1994 in the amount of $33.7 million (see Note 9). The Company currently estimates that it will complete its acquisition of Evanite on or before March 31, 1995.

During the nine month period, primary working capital needs (receivables and inventory net of accounts payable) increased borrowing levels by $106 million primarily reflecting the normal seasonal working capital build and the inventory needed to support the Sears business.

On August 30, 1994, the Company entered into a new Credit Agreement providing for the extension of credit in an aggregate principal amount up to $550 million. Proceeds under the new Credit Agreement were used to repay all outstanding borrowings under the former Credit Agreement and to extinguish the former credit facility, as well as to fund the acquisition of Tudor. The new facility also provides supplemental credit support for certain outstanding guarantees of the Company, including certain guarantees related to the Tudor acquisition.

At January 1, 1995, the Company had $204.7 million available under its Credit Agreement and $19 million of excess cash. This availability reflects the use of the equity proceeds to repay its Revolving Credit Facility borrowings until such time as the CEAc acquisition occurs (see Note 9). In connection with the December 1994 equity offering, the Company's U.S. underwriters exercised their overallotment option and issued an additional 675,000 of shares of common stock of the Company which raised $33,750. The additional proceeds were received by the Company on January 4, 1995, and increased the funds available to fund the CEAc acquisition. In addition, the Company, along with its bank group, are in the process of amending its credit agreement to provide the additional financing needed to fund the CEAc acquisition (see Note 9).

The Company's Credit Agreement, Senior Notes and Deferred Coupon Debentures
contain various business and financial covenants.   Management believes the
Company is in compliance with the terms of those agreements.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                            EXIDE CORPORATION

     Date:    February 15, 1995              By: /s/ Alan E. Gauthier
          --------------------------             --------------------
                                                Alan E. Gauthier
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Authorized Signatory)