Form 10-Q/A
period 1995-01-01
EXIDE CORP
filed 1995-02-21
CIK 813781

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549


                               FORM 10-Q/A


                 Quarterly Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                 For the fiscal quarter ended January 1, 1995

                     Commission File Number 1 - 11263


                            EXIDE CORPORATION
            (Exact name of registrant as specified in its charter)


        Delaware                                           23-0552730
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)


 1400 N. Woodward Ave., Bloomfield Hills, Michigan            48304
  (Address of principal executive offices)                   Zip Code


                             (810) 258-0080
             (Registrant's telephone number, including area code)












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


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
     As of February 14, 1995, 19,991,810 shares of common stock were outstanding.

                   EXIDE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      ( Amounts in thousands )





                                                     For the nine months ended

                                                                January 1,      January 2,
                                                                   1995            1994
                                                              ------------   -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Net income                                                 $     16,853   $       2,775
   Adjustments to reconcile net income to
     cash provided by (used in) operating activities -
       Depreciation and amortization                                34,171          22,585
       Interest expense on zero-coupon convertible notes             6,636           5,916
       Extraordinary loss related to early redemption of debt
         net of income tax benefit                                   3,597              --
       Cumulative effect of accounting change                           --          12,711
       Provision for losses on accounts receivable                   1,450             949
       Minority interest in subsidiary income                          880              --
   Changes in assets and liabilities excluding
     effects of acquisitions -
       Receivables                                                 (72,907)        (25,987)
       Inventories                                                 (78,778)          3,435
       Prepaid expenses and other                                  (16,845)         (5,130)
       Accounts payable and accrued expenses                        45,686           8,440
       Other, net                                                      (82)         (7,012)
                                                             -------------   -------------
         Net cash provided by (used in) operating activities       (59,339)         18,682
                                                             -------------   -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                            (48,246)        (30,021)
   Acquisitions of net assets of certain businesses (net of
     of cash acquired)                                            (219,090)         (5,663)
   Investment in Evanite                                           (33,827)             --
   Proceeds from sale of property, plant and equipment               1,271               1
                                                             -------------   -------------
         Net cash used in investing activities                    (299,892)        (35,683)
                                                             -------------   -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Increase (decrease) in borrowings under credit agreements-
         Increase (decrease) in U.S. revolving loan                 92,000         (64,000)
         Payment of U.S. revolving loan                           (105,000)             --
         Increase (decrease) in European credit facilities          11,791              --
         Increase in U.S. term loans                               200,000              --
         Increase in European term loans                               896              --
         Repayment of European term loans                             (851)             --
         Redemption of preferred stock                                  --          (6,462)
         Equity from public offering                               225,000          92,000
         Public offering fees                                       (9,660)         (7,358)
         Payment by subsidiary to acquire treasury stock           (12,297)             --
         Dividends paid                                               (886)             --
         Increase in bank overdraft                                 10,756           3,056
         Increase in other debt                                      8,215            (343)
         Deferred financing costs                                  (17,364)             --
                                                             -------------   -------------
         Net cash provided by financing activities                 402,600          16,893
                                                             -------------   -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              1,451              --
                                                             -------------   -------------
NET INCREASE (DECREASE) IN CASH AND SHORT-TERM INVESTMENTS          44,820            (108)
CASH AND SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                33,707             501
                                                             -------------   -------------
CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                $     78,527   $         393
                                                             =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the year for-
              Interest (net of amount capitalized)            $     31,234   $      22,236
              Income taxes                                    $      3,689   $       1,549






         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                   SIGNATURE
                                 -------------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                    EXIDE CORPORATION

Date:    February 21, 1995                        /s/ Alan E. Gauthier
         -----------------                        --------------------
                                                    Alan E. Gauthier
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                  (Authorized Signatory)