Form 10-K
period 1995-03-31
EXIDE CORP
filed 1995-06-29
CIK 813781

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1995
                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                 to
                              ----------------   ----------------
Commission file Number 1-11263

                              Exide Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                                  23-0552730
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                  Identification No.)

        1400 N. Woodward Avenue
       Bloomfield Hills, Michigan                          48304
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (810) 258-0080

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
          Title of each class                          which registered

      Common Stock, $.01 par value                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                 10-3/4% Senior Notes, due December 15, 2002
                               (Title of Class)

            12-1/4% Senior Subordinated Deferred Coupon Debentures
                            due December 15, 2004
                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X   No     .
                                                      -----   -----

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 . Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 1995: $717,944,697.

 . 19,991,810 outstanding shares of the Registrant's common stock as of June 1, 1995.

                    (DOCUMENTS INCORPORATED BY REFERENCE)

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held August 15, 1995, are incorporated by reference into
                           Part III of this report.
================================================================================

                               EXIDE CORPORATION
                               -----------------

                               TABLE OF CONTENTS
                               -----------------


                                                                           Page
                                                                           ----
PART I
  Item 1   Business                                                           1
  Item 2   Properties                                                        12
  Item 3   Legal Proceedings                                                 14
  Item 4   Submission of Matters to a Vote of Security Holders               15

PART II
  Item 5   Market for Registrant's Common Equity and Related
            Stockholder Matters                                              16
  Item 6   Selected Financial Data                                           17
  Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              19
  Item 8   Financial Statements and Supplementary Data                       23
  Item 9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              23

PART III
  Item 10  Directors and Executive Officers of the Registrant                24
  Item 11  Executive Compensation                                            24
  Item 12  Description of Capital Stock                                      24
  Item 13  Certain Relationships and Related Transactions                    24

PART IV
  Item 14  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                         25

SIGNATURES                                                                   26

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                    F-1


                              EXIDE CORPORATION
                              -----------------

PART I
- ------

Item 1. Business
        --------

(a)  General Development of Business
     -------------------------------

     Exide was founded in 1888 as The Electric Storage Battery Company. In 1974, Exide was acquired by a subsidiary of INCO Limited ("INCO"). Principals of The Spectrum Group, Inc. ("Spectrum") and other investors acquired Exide from INCO in 1983. The current management joined Exide in 1985 and since that time, Exide has pursued a strategy of increasing its market penetration by developing new marketing programs, lowering costs and increasing productivity while achieving economies of scale by consolidating facilities and pursuing acquisition opportunities. In furtherance of that strategy, Exide acquired all of the issued and outstanding capital stock of General Battery Corporation from Fruit of the Loom, Inc. in 1987, thereby significantly expanding its customer base and reducing operating cost and corporate overhead per unit through economies of scale. In 1989, Wilmington Securities ("WSI"), an affiliate of The Hillman Company ("Hillman"), purchased 49% of the common stock of the Company.
     Management owned 37% of the common stock at that time. This acquisition was made through a newly formed holding company, EC Acquisition, Inc. ("ECA"). Immediately after the acquisition, ECA contributed its shares to EC Merger, Inc. ("ECM"). As used herein, unless the context indicates otherwise, the term "Company" refers to Exide Corporation, a Delaware corporation, and its consolidated subsidiaries.

     In June 1991, the Company sold substantially all of the assets relating to its industrial battery product line to Yuasa-Exide, Inc., formerly Yuasa Battery (America), Inc., affiliated with Yuasa Battery Co. Ltd. of Japan. The buyer paid approximately $97,000,000 in cash and assumed certain liabilities. In addition, ECA entered into a 10-year agreement not to compete with the buyer in the industrial battery field and received a cash payment of $20,000,000 as consideration. As a result of this sale, the Company recorded a gain of $22,075,000.

     On December 17, 1992, the Company completed a refinancing of its previously existing debt, which resulted in the redemption of previously outstanding debt, the issuance of Senior Notes and Senior Subordinated Deferred Coupon Debentures, the repurchase of the Company's Class "B", "C" and "D" Preferred Stock owned by the Class "B" Preferred Stock holders, and the recognition of an extraordinary loss of $10,363,000, net of $1,900,000 income tax benefit (see Note 6 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein).

       Effective October 28, 1993, the Company completed an initial public offering ("IPO") of its common stock and raised $92,000,000 (before fees and expenses). In connection with the IPO, the Company increased the authorized shares of common stock from 1,000 to 30,000,000 and ECA's shareholders exchanged all outstanding shares of common stock of ECA for shares of common stock of the Company on a 1.29 to 1 basis.

       Effective March 8, 1994, the Company completed a secondary offering of its common stock. The secondary offering included the issuance of an additional 1,000,000 shares which raised $34,000,000.

       Effective December 22, 1994, the Company completed an offering of its common stock. The offering included the issuance of an additional 5,175,000 shares (including the underwriters exercise of their overallotment option) which raised $259,000,000 (before fees and expenses).

(b)  Financial Information About Industry Segments
     ---------------------------------------------

     The Company is primarily engaged in one industry segment, namely, the manufacture, distribution and sale of lead acid batteries and related accessories. (See Note 17 to the Company's Consolidated Financial Statements appearing elswhere herein.)

(c)  Narrative Description of Business
     ---------------------------------

     The following descriptions include Exide and its consolidated subsidiaries as of March 31, 1995. They do not include information with respect to Compagnie Europeene d'Accumulateurs S.A. ("CEAC") which was acquired by the Company in May, 1995 (see International Expansion - CEAC).

                              Principal Products
                              ------------------

     Exide, together with its affiliates, is the leading manufacturer of lead acid batteries in the North America with approximately a 39% market share as of March 31, 1995. The Company produces starting, lighting and ignition ("SLI") batteries primarily for automobiles and for commercial applications, including trucks, farm equipment, tractors and other off-road vehicles, and specialty batteries for marine and garden tractor applications, motorcycles, golf cars and wheelchairs, battery chargers and a broad line of battery accessories.

     Exide is one of the largest manufacturers and marketers in Europe of SLI and industrial batteries. The Company produces standby batteries used primarily in telecommunications, as well as electrical installations. The Company also produces traction batteries which are used to drive electric vehicles such as forklifts, transporters, mine locomotives, electric cars and cable-guided equipment.

                            Seasonality and Weather
                            -----------------------

     The automotive aftermarket is seasonal as retail sales of replacement batteries are generally higher in the fall and winter (the Company's second and third fiscal quarters). Accordingly, demand for the Company's automotive batteries is generally highest in the fall and early winter as retailers build inventories for the winter season.

    In addition, demand for automotive batteries is affected by weather conditions. Unusually cold winters or hot summers will increase demand for automotive replacement batteries. Conversely, unusually mild winters or cool summers will decrease demand for automotive replacement batteries. In North America, over 80% of the Company's automotive batteries are sold in the aftermarket.

                          Raw Materials and Suppliers
                          ---------------------------

    Lead is the principal raw material in the manufacture of batteries, and lead prices are the most important variable in the cost of raw materials. The Company presently operates two secondary lead smelters in North America that obtain lead by recycling scrap batteries. The Company obtains a majority of its lead requirements through the operation of its secondary lead smelters. This vertical integration minimizes the effects of changes in the market price of lead on production costs. The Company obtains the balance of its lead from a number of suppliers.

    Exide has two recycling plants in Europe that supply a significant portion of Exide's European lead requirements. Major investments have been made in these plants in recent years to improve lead treatment and recycling processes.

    In North America, the Company also produces approximately 80% of its plastic molding requirements, and receives approximately 88% of its plastics requirements through its program of recycling scrap batteries.

    Other key raw materials and components in the production of batteries include separators, lead oxide and chemicals, all of which are generally available from multiple sources. The Company currently produces all of its United States requirements of separators, one component in SLI batteries, through Evanite. In order to further vertically integrate its operations and assure a portion of its separator needs, the Company consummated the acquisition of Evanite in February 1995. (See Note 3 to the Company's Consolidated Financial Statements (Appearing elsewhere herein.)

    The Company has not experienced any material stoppage or slowdown in production as a result of the unavailability, or delays in the availability, of raw materials. No single vendor accounted for 10% or more of the Company's total purchases in fiscal 1995.


                            Trademarks and Patents
                            ----------------------

    The Company owns or has a license to use various trademarks which are of value in the conduct of its business. While the Company believes such trademarks and trade names enhance the broad recognition of its products and therefore are important in its business, the Company also believes that its products, engineering skills, reputation for quality and relationships with its customers are equally important for the maintenance and growth of its business. An unaffiliated firm has rights to the Exide trademark in approximately 37 foreign countries. In addition, Exide Electronics Group, Inc., an unaffiliated company, is licensed to use Exide on certain devices.

    Exide has been issued many patents worldwide, some of which are active, with several additional patents in process covering design of lead acid batteries and battery manufacturing equipment. While the Company believes that patents are important to its business operations, it also believes that the loss of any single patent or several patents would not have a material adverse effect on the Company.

                         International Expansion/(1)/
                         -----------------------

    Battronics

    In October 1993, the Company acquired for $3.0 million the remaining 50% equity interest in Battronics, Inc. ("Battronics"), the leading automotive battery manufacturer in Canada with approximately a 50% market unit share for automotive batteries in Canada. Battronics, which has its primary production facility in Maple, Ontario, had net sales of $64.4 million and $64.9 million in fiscal 1995 and 1994, respectively.

    BIG

    On March 30, 1994, the Company acquired all of the issued and outstanding capital stock of B.I.G. Batteries Group Limited ("BIG"), a company incorporated in England and Wales, for approximately $2 million in cash and $32.7 million in British pound denominated Loan Notes. BIG is an automotive battery manufacturer/distributor in the United Kingdom with net sales of $42.1 million in fiscal 1995.

    Gemala

    In September 1994, the Company and PT Sapta Panji Manggala ("PT Sapta"), an Indonesian company, signed an agreement whereby the Company contributed its interest in BIG, and PT Sapta contributed its interest in Gemala Holdings Limited ("Gemala") into a newly formed joint venture. In exchange for PT Sapta's interest in Gemala, the Company gave PT Sapta an 18.5% equity interest in the joint venture and the right to certain benefits realized from Gemala's tax loss carryforwards. PT Sapta also received the right to require Exide to purchase its 18.5% interest in the joint venture at any time after five years from the closing date of this transaction for a defined multiple of earnings of the joint venture. The value of the consideration exchanged ($6.65 million) has been allocated on the basis of the estimated fair market value of Gemala's contributed net assets.



- --------------------------------------------------------------------------------
/(1)/ See Notes 3 and 18 to the Company's Consolidated Financial Statements appearing elsewhere herein.

    Tudor

    In October 1994, the Company acquired approximately 89.4% of the outstanding capital stock and approximately 25% of the convertible bonds of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for 1,145 pesetas per share or approximately $229,000,000 (before fees and expenses). In December, one of the shareholders of Tudor sold its remaining 5% ownership to Tudor at the tender offering price in accordance with the terms of the purchase agreement. After completion of this sale, the Company's effective ownership in Tudor is approximately 94.1%. In addition, the Company has provided a letter of credit which guarantees payment of the convertible bonds held by that same shareholder. Tudor, which is based in Spain, is the third largest lead acid battery producer in Western Europe with 1994 consolidated sales of approximately $500,000,000 annually. Tudor manufactures both automotive and industrial batteries and markets its products in Western Europe, most notably in Spain, Portugal, Germany, Finland, Norway and Sweden.

    CEAC

    On May 18, 1995, the Company acquired 99.7% of the outstanding capital stock of CEAC for approximately $425,000,000 in cash ($553,500,000 less assumed debt of $131,900,000 plus interest from March 31, 1995 of $3,400,000). Exide financed the acquisition with the April 1995 issuance of $300 million of 10% Senior Notes repayable in April 2005 and the proceeds from the Company's December 1994 common stock offering. The proceeds from the December 1994 common stock offering were utilized to temporarily reduce the Company's Revolving Loans under the U.S. Credit Agreement at March 31, 1995. In connection with CEAC acquisition, the Company paid $4,568,000 of additional interest to amend the terms of its 10-3/4% Senior Note Indentures and its 12-1/4% Senior Subordinated Deferred Coupon Indentures. Such costs have been deferred and are being amortized over the remaining lives of such debt. CEAC, which is headquartered in France, is a leader in the European battery market with 1994 consolidated sales of approximately $800,000,000, primarily in France, Italy and Germany.

    CEAC is one of the largest manufacturers and marketers of SLI batteries in Western Europe and is a leading manufacturer and marketer of industrial batteries. CEAC is headquartered in Genevilliers, France and has manufacturing plants and warehouses and distribution facilities in a number of European countries. Like other battery companies, CEAC's business is seasonal, with higher sales generally occurring during the late fall and winter, and is subject to significant variations on a month-to-month basis, due to the timing of shipments of industrial batteries.

    CEAC has adopted strategies that address the competitive environment and the need to expand its markets. A principal component of this strategy has been to enter markets, primarily through acquisitions, in order to establish CEAC's pan-European presence. In 1991, CEAC acquired approximately 75% of Sonnenschein, a leading German battery manufacturer and marketer, and in 1992 it purchased Fiat's Magneti Marelli battery operation. Other recent examples of this expansion are CEAC's purchase of a 50% interest in Inci Aku, Turkey's second largest SLI battery manufacturer and the acquisition of a 95% interest in CENTRA, a leading Polish battery manufacturer.

    Another key element of CEAC's strategy has been to aggressively pursue consolidation and integration opportunities. In the last five years, CEAC has closed four plants and moved various of its manufacturing operations in order to achieve production and cost efficiencies. On the product side, CEAC has taken steps to streamline production and reduce costs by standardizing processes and products and minimizing, where practical, design variations. Recognizing that in the industrial battery sector of the market, service is of particular importance, CEAC has focused on improving its performance by instituting means to improve logistics, delivery time and other service aspects.

                                   Products

    Automotive Batteries. Automotive batteries represented $363,000,000 or approximately 48% of CEAC's net sales in calendar 1994. CEAC sold approximately 10.6 million automotive batteries in 1994. Similar to North America, the automotive battery aftermarket represents approximately 70% of the SLI battery market in Western Europe, and approximately 80% of CEAC's automotive sales are of aftermarket batteries. CEAC offers a full range of products to service the aftermarket including the recently introduced STR battery, a sealed technology with gas recombination, resulting in a maintenance-free battery and the Series 30 power range for automobiles and the Heavy Duty and Super Heavy Duty batteries for trucks.

    CEAC also produces SLI batteries for the OEM market in Europe and is the primary supplier for Fiat and the PSA group, and a principal supplier to Renault and Iveco. The STR battery has been approved by Renault and Fiat for 1996 car models.

    Industrial Batteries. In 1994, CEAC had industrial battery sales of approximately $364,000,000 or approximately 49% of CEAC's net sales. Standby batteries represent approximately 50% of such sales. CEAC has the leading market share in Western Europe for both standby and traction batteries. This represents the third largest share of such markets on a worldwide basis.

    CEAC's standby batteries are used for telecommunications, uninterruptible power supplies, security systems, submarines, power plants, railways and miscellaneous mobile applications (such as wheelchairs and golf carts). CEAC offers a complete range of standby products from one ampere hour (portable/consumer batteries) to 10,000 ampere hours (submarine batteries). CEAC offers both vented and sealed batteries and has been a leader in the development of sealed battery technology. Through Sonnenschein, CEAC introduced the Dryfit battery, a maintenance-free gel electrolyte battery with a very wide capacity range designed to perform in extreme and difficult applications, and has a leading position in this technology. CEAC also produces lithium and NiCd batteries.

    Traction batteries produced by CEAC are used for materials handling equipment such as forklifts, floor sweepers and milk trucks for quiet early morning deliveries, and automatic guided vehicles used in mass transportation and production and mining locomotives. CEAC offers a wide range of products and services with over 380 models. Most product types are focused in four main areas including a 2-volt vented battery, a 2-volt sealed battery, 6- and 12-volt monobloc batteries and charges. CEAC has recently updated and rationalized its product technology base developing common cell, cell materials and battery exteriors across its product offering and is continuing its rationalization program with development of common electrode and process technologies across product offerings.

    New Products. Innovations in the automotive, standby and traction battery markets generally represent incremental improvements on existing designs. CEAC's product development teams in each of these three areas work with original equipment manufacturers to meet their evolving needs. One of the principal focuses in recent years has been a trend toward smaller, more powerful batteries.

    Although electric vehicles are not expected to result in significant revenue in the next few years, in order to maintain and enhance its reputation as an innovator, CEAC is working on the development of electric vehicles with leading automobile makers, including Fiat, the PSA group and Renault.

                             Markets and Marketing

    Automotive. During the fourth calendar quarter of 1994, CEAC's share of the aftermarket in Western Europe was approximately 18% and it has market leadership in France, Italy and Belgium, with significant market presence in several other Western European countries. CEAC's automotive aftermarket batteries are sold principally under the brand names Fulmen, Sonnenschein and Tudor (for which it has rights in Belgium and Italy) as well as several private label brands. CEAC has developed a marketing strategy based principally on product differentiation, customized trade, marketing support, service and concern for the environment. Sales are primarily made through battery wholesaler and OEM dealers, and to a lesser but growing extent, through hypermarkets. CEAC is one of the leading suppliers of SLI aftermarket batteries to battery retailers in Western Europe with major customers including Auto Distribution International, Magneti Marelli, the PSA group's and Renault's dealer networks and Daisa.

    Industrial. The Company believes that the standby battery market offers good opportunities for growth given the growth and evolution of the telecommunications market, including infrastructure development in emerging countries and the development of mobile networks and the information superhighway, and the continued need for and importance of uninterruptible power supplies. CEAC sells standby batteries throughout Western Europe, with particularly strong market positions in France, Italy, Spain and Germany, under the brand names Sonnenschein, Tudor and Fulmen. These batteries are distributed directly by its own sales force and through independent sales agents and distributors. CEAC has developed a strong presence in the telecommunications, uninterruptible power supply and power system markets with major customers including Schneider Group, France Telecom, Deutsches Bundespost Telekom, the Italian telecommunications company, Electricite de France and Siemens.

    In traction batteries, CEAC has a market presence throughout much of Western Europe and, during the fourth calendar quarter of 1994, had a market share in excess of 30% in the United Kingdom, France, Italy, Belgium, the Netherlands and Spain. CEAC's traction batteries are sold under the brand names Fulmen, Chloride Motive Power, Sonnenschein, Tudor, Magnetti Marelli and ASTA. Distribution channels, which vary by country, consist of CEAC's in-house sales force, independent dealers and commissioned agents. Service represents a principal element of CEAC's marketing efforts for traction batteries and is provided by CEAC's service and support staff of approximately 300 employees. CEAC has a strong presence with the original equipment manufacturers and its major customers include the Linde group, Jungheinrich, BT and Hyster.

                                  Competition

    The European markets for both SLI and industrial batteries are extremely competitive. Competition is based in significant part on price, although quality, warranty terms and, especially in industrial batteries, service, are also important competitive factors. CEAC's principal competitors in the SLI segments include Varta/Bosch, Delco Remy, Fiamm, Autosil and Hoppecke, and in the industrial battery market CEAC competes mainly against Yuasa-Exide, Hawker Siddeley and Matsushita, as well as Varta/Bosch.

                         Properties and Manufacturing

    CEAC manufactures its batteries and other related products in 15 facilities located in France, Italy, Germany and other countries in Europe. Through CEAC's investment in Turkey and its recent acquisition in Poland, CEAC also has manufacturing facilities in Turkey and Poland. As of December 31, 1994, CEAC had approximately 7,100 employees, including approximately 1,900 at CENTRA in Poland. In addition, CEAC operates a lead smelter in northern France with an annual production capacity of 25,000 tons. During the fourth quarter of 1994, such smelter supplied approximately 16% of its lead consumption, and CEAC's plastic processing facilities provided approximately 65% of its plastic needs.

    Automotive. CEAC has initiated a manufacturing and production rationalization program to reduce production costs, improve flexibility and improve product quality. Since 1989, CEAC has closed four plants and restructured one plant. As a result of its rationalization program, CEAC has substantially improved productivity and reduced costs.

    Industrial. CEAC initiated a manufacturing and production rationalization program of its industrial battery plants including a review and rationalization of product ranges and specialization of plants to improve productivity and reduce fixed costs. This program was introduced in 1992 and will continue through the mid-1990s. To date, CEAC has realized both improved production volumes and productivity at most of its industrial plants.

                   Environmental, Health and Safety Matters

    The Company completed its environmental health and safety due diligence review of the operations and facilities of CEAC in February 1995. The Company engaged several law firms and three consulting firms with offices in the respective countries to assist in performing this review. While this review identified certain environmental compliance and liability issues, the Company does not currently believe that any such issues would have a material adverse effect on the Company's business or financial condition.

    Any further consolidation of CEAC's operations could accelerate or increase its environmental costs. In addition, at this time, the Company has no basis for predicting what effect stricter enforcement of existing environmental, health and safety laws and regulations, or the adoption of additional such laws and regulations, would have on CEAC's business or financial condition.

                                  Yuasa-Exide

    On April 1, 1992, Exide exchanged with Yuasa Battery (America) Inc., its 49% interest in a joint venture with Yuasa Exide Battery Corporation for a 13.5% interest in Yuasa-Exide, Inc. This company includes the operations of the joint venture and Exide's former industrial battery product line, which was acquired from Exide in June 1991 for $117,000,000. Yuasa-Exide, Inc. is a leading manufacturer and marketer of motorcycle batteries in the United States. Output is being sold primarily to the U.S. operations of Japanese automobile and motorcycle manufacturers including Mazda and Honda. Yuasa-Exide, Inc. also produces a sealed lead-acid battery, a product used primarily for computer applications and security systems, in a plant in Hays, Kansas. The Company also has a 50% ownership interest in Yuasa-Exide Research and Development Corporation, a joint venture involved in the research and development of new battery products and manufacturing processes.

                                   Customers
                                   ---------

    Because the Company utilizes a varied marketing network of mass merchandisers, auto supply chain stores and large wholesale distributors along with the Company's own distribution network, the loss of a single customer would not have a material impact on a material part of the business of the Company. The five largest customers totaled 26% of fiscal 1995 consolidated net sales (see Note 1 - "Major Customers" of the Notes to the Company's Consolidated Financial Statements appearing elsewhere herein).

    In North America, the Company markets its replacement automotive batteries through leading mass merchandisers, auto supply chain stores and large wholesale distributors. The Company has also established its own distribution network to supplement independent wholesalers and to service smaller battery retailers. The Company also markets batteries to various original equipment manufacturers ("OEM's").

    In Europe, the Company markets SLI batteries to various OEMs, battery wholesalers and dealers and OEM dealers, and to a lesser but growing extent, through supermarket chains, replacement part stores and hypermarkets. The Company's principal customers for standby batteries are telecommunications companies and, for submarine batteries, the navies of several nations. The Company supplies traction batteries to some of the major electric vehicle OEMs in Europe and to a wide variety of customers in the aftermarket. The Company's industrial batteries are distributed directly by its own sales force and through independent dealers and commissioned agents.

                                    Backlog
                                    -------

    The Company does not have a material amount of backlog orders.

                                  Competition
                                  -----------

    The market for automotive, commercial and specialty batteries is mature and highly competitive in both North America and Europe. Battery manufacturers compete primarily on the basis of price, quality, service, warranty period and timeliness of delivery. Generally, sales are made without long-term contracts. Both the domestic and European industry currently has excess capacity. Consequently, prices for batteries have declined periodically in recent years and some smaller competitors have been unable to survive.

    The Company's primary domestic competitors are Johnson Controls, Inc., Delco Remy (a division of General Motors Corporation) and GNB Incorporated (a subsidiary of Pacific Dunlop, Ltd.). Regional manufacturers are also significant, accounting for approximately 13% of the United States market.

    Among the Company's competitors in the European SLI battery market are VB Autobatterie GmbH ("Varta/Bosch"), Hawker Siggeley, Fiamm, Delco Remy, Autosil and Hoppecke, and in the industrial battery market the Company competes mainly against Yuasa-Exide, Hawker Siddeley and Matsushita, as well as Varta/Bosch.

                                   Employees
                                   ---------

    North America. As of March 31, 1995, the Company employed approximately 1,716 salaried employees and approximately 4,496 hourly employees in North America. Approximately 39% of such salaried employees are engaged in sales, service and marketing and approximately 38% in engineering and manufacturing. Approximately 36% of its hourly employees are represented by unions. Relations with the unions are generally good, and during the last four years the Company has negotiated new agreements without labor disruptions. Contracts covering approximately 272 of the Company's union employees expire in fiscal 1996.

    Europe. As of March 31, 1995, the Company employed approximately 5,500 employees in Europe. The Company's hourly employees are generally represented by unions. Relations with the unions are generally good. Contracts covering the Company's European union employees expire on various dates through 1998.

(d) Financial Information About Foreign and
    ---------------------------------------
    Domestic Operations and Export Sales
    ------------------------------------

    See Note 17 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.

Item 2. Properties
        ----------

The chart below lists the location of the principal facilities of the Company. All of the facilities are owned unless otherwise indicated. All of the owned properties and the leases for the leased properties are subject to liens under the Company's Credit Agreement.


                                Approximate
        Location               Square Footage                  Use
- ---------------------------  -----------------  ------------------------------------
North America:
 Auburn Hills, MI              5,000 (leased)   OEM Engineering and Sales
 Bloomfield Hills, MI         10,000 (leased)   Executive Offices
 Bristol, TN                 120,000 (leased)   Automotive Accessory Manufacturing
 Bristol, TN                 510,000 (leased)   Battery Manufacturing (renovations
                                                  in progress)
 Burlington, IA              189,000            Battery Manufacturing
 Cooper, TX                   80,000            Starter and Alternator Manufacturing
 Corvallis, OR               361,700            Separator and Other Manufacturing
 Corydon, IN                 161,000            Separator Manufacturing
 Denver, CO                   64,000            Distribution Center/Formation
                                                  Warehouse
 Drumondville,               110,000            Battery Manufacturing
  Quebec, Canada
 Frankfort, IN               204,000            Battery Manufacturing
 Frankfort, IN               211,000            Distribution Center
 Greer, SC                   131,000            Battery Manufacturing
 Hamburg, PA                 149,000            Battery Manufacturing
 Hamburg, PA                  30,000            Distribution Center
 Indianapolis, IN            135,000            Starter and Alternator Manufacturing
 Lampeter, PA                 81,000            Battery Plastics Manufacturing
 Logansport, IN              197,000            Battery Manufacturing
 Manchester, IA              198,000            Battery Manufacturing
 Maple, Ontario,             100,000 (leased)   Distribution and Administration
  Canada
 Maple, Ontario,             179,000            Battery Manufacturing
  Canada
 Memphis, TN                   4,000            Executive Offices/Sales Office
 Muncie, IN                  174,000            Secondary Lead Smelting
 North Bay, Ontario           30,000 (leased)   Battery Charger Manufacturing
  Canada
 Phoenix, AZ                  31,000 (leased)   Distribution Center


                                Approximate
        Location               Square Footage                  Use
- ---------------------------  -----------------  ------------------------------------
 Reading, PA                  72,000 (leased)   Engineering, Research &
                                                  Development, Tech Center
 Reading, PA                 118,000            Secondary Lead Smelting
 Reading, PA                 135,000            Administrative Offices
 Reading, PA                 215,000            Battery Manufacturing
 Reading, PA                  46,000            Equipment Center
 Reading, PA                  74,000            Distribution Center
 Salina, KS                  300,000 (leased)   Battery Manufacturing/Distribution
                                                  Center
 Sumner, WA                   87,000 (leased)   Distribution Center
 Travelers Rest, SC           62,000 (leased)   Distribution Center

Europe:
 Graz, Austria               144,000            Industrial Battery Manufacturing
 Herlev, Denmark              15,000            Executive Offices
 Witham Essex,                20,000            Executive Offices
  England
 Bristol, England              5,000            Warehouse
 Vantaa, Finland             133,000 (leased)   SLI Battery Manufacturing
 Fougeres, France             38,000            Industrial Battery Manufacturing
 Berlin, Germany              99,000            SLI Battery Manufacturing
 Kassel, Germany             212,000            SLI Battery Manufacturing
 Soest, Germany              386,000            Industrial Battery Manufacturing
 Schimatari, Greece           69,000            SLI Battery Manufacturing
 Maarssen, Holland            26,000            Executive Offices
 Avellino, Italy              35,000            Lids and Containers Manufacturing
 Bergamo, Italy              203,000            Lids, Containers and Separators
                                                  Manufacturing
 Horten, Norway              108,000 (leased)   Industrial Battery Manufacturing
 Castanheira, Portugal       471,000            SLI and Industrial Battery
                                                  Manufacturing
 Ilhavo, Portugal             54,000            Manual Tools Manufacturing
 Azambuja (Sonalur),          21,000            Recycling
  Portugal
 Azambuja (Azai),             23,000            Lids and Containers Manufacturing
  Portugal
 Lisbon, Portugal             12,000            Executive Offices
 Azuqueca de                 434,000            SLI Battery Manufacturing and
  Henares, Spain                                  Research
 Torrejon de Ardoz,           54,000            Industrial Battery Manufacturing
  Spain
 Loeches, Spain               12,000 (leased)   Traction Chargers Manufacturing
 Malpica, Zaragoza,          213,000            SLI Battery Manufacturing
  Spain


                                Approximate
        Location               Square Footage                  Use
- ---------------------------  -----------------  ------------------------------------
 Hernani, Spain               22,000            SLI Battery Manufacturing
 Hernani, Spain               13,000 (leased)   Warehouse
 S. Esteban de                63,000            Recycling
  Gormaz, Spain
 Madrid, Spain                38,000 (leased)   Executive Offices
 Manzares, Spain             438,000            SLI Battery Manufacturing
 Zaragoza, Spain             269,000            Industrial Battery Manufacturing
 Nol, Sweden                 447,000            SLI and Industrial Battery
                                                  Manufacturing
 Cwmbran, Wales              105,000            Executive Offices and SLI Battery
                                                  Manufacturing

In addition, the Company temporarily operates an SLI battery manufacturing facility in Dagenham, England (385,000 square feet), which includes some executive offices.

In North America the Company operates more than 130 automotive battery sales branches and service facilities, virtually all of which are leased. The Company also leases distribution outlets in Europe.

The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet its present needs and future plans. The Company believes that it has sufficient capacity to satisfy the demand for its products in the foreseeable future.

Item 3. Legal Proceedings
        -----------------

The Company, as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to the cost and risks of handling, processing, storing and disposing of hazardous and toxic substances. The Company's operations are also subject to federal and state occupational and health regulations, particularly relating to the control of blood lead levels in employees. Management believes that its competitors are subject to substantially the same regulatory requirements, and it does not expect that compliance with such requirements will have a material effect on the Company's capital expenditures, earnings or competitive position.

The Environmental Protection Agency ("EPA") and other parties have advised the Company that it is considered a "potentially responsible party" under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to certain sites. The Company is involved in the assessment and remediation of various sites, and numerous environmental matters concerning the Company are pending before federal and state courts and regulatory agencies. None of such matters known to the Company is expected to have a material adverse effect on the Company's financial condition or results of operations.

The Resource Conservation and Recovery Act ("RCRA") obligates owners/operators of manufacturing/storage sites that handled toxic materials to file a closure plan with the EPA for remediation of any environmental incidents from operation of the facility, and to commence remediation pursuant to such plan following closure of the facility.

The Company is currently a defendant in a claim brought by one of the Company's competitors alleging patent infringement. The claim went to trial and the jury ruled that one of the subject patents was valid and infringed. A separate trial was held for the award of damages and, in April 1995, the plaintiff was awarded damages and interest (through June 1995) of approximately $5,300,000. The Company's outside counsel believes the verdict of the jury trial was incorrect and has advised that there is a high likelihood that the Company will prevail on appeal. Therefore, management does not believe the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

A patent infringement suit was filed in the U.S. District Court in Oregon against the Company in January 1995 by Tekmax, Inc. The suit alleges infringement of Tekmax patents dealing with a device to insert battery plates into battery separators and processes for doing so. The complaint alleges damages in excess of the jurisdictional requirement of $50,000 (although plaintiff requested $6,000,000 before the suit was filed). Exide has denied infringement and asserted that such patents are invalid. Discovery has just begun and will continue for the foreseeable future. An intelligent assessment of this matter cannot now be made.

The Company is currently involved in three related lawsuits pending in state and federal court in Alabama. The actions concern allegations that the Company sold used batteries as new. Two of the actions are in state court. An action by a purported nationwide class of more than 1,000 consumers of Exide batteries is entitled Eddie Walton Davis, et al. v. Exide Corporation, et al. An action by a purported nationwide class of more than 1,000 resellers of Exide batteries is entitled Charlie Mathews v. Exide Corporation, et al. Neither class has been certified. Both state court actions seek unspecified compensatory and punitive damages and injunctive relief. The federal court action is a wrongful termination suit by a former branch manager of Exide who claims he was terminated for refusing to sell used batteries as new and is entitled Charles Harris v. Exide Corporation. All three actions are in preliminary stages of pretrial discovery. The Company disputes all allegations and intends to vigorously defend itself.

In addition, the Company is involved in routine litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any of the litigation to which the Company is a party will have a material adverse effect on the Company's business or financial condition.

See also Notes 13 and 15 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

None

PART II
- -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

Market Information
- ------------------


The Common Stock has been listed and traded on the New York Stock Exchange under the symbol EX since October 29, 1993. The reported range of the high and low prices of the Common Stock on the New York Stock Exchange Composite Tape and dividends paid are shown in the following table for the periods indicated. The initial public offering price was $20 per share.


                                       Sales Prices      Quarterly
                                    ------------------     Cash
                                      High      Low      Dividends
                                    --------  --------  -----------
                                                        (per share)
     Fiscal 1994:
       Third Quarter (commencing
         October 29, 1993)           $29-3/8   $20           $0.00
       Fourth Quarter                 42-1/4    29-3/8        0.02

     Fiscal 1995:
       First Quarter                 $50-1/4   $35-5/8       $0.02
       Second Quarter                 53-1/2    45-5/8        0.02
       Third Quarter                  56-1/4    47            0.02
       Fourth Quarter                 57-1/2    32-3/4        0.02

As of June 1, 1995, there were approximately 250 record holders of Common Stock.

Item 6.  Selected Financial Data (In thousands, except per share data):
         -----------------------

                                                            Fiscal Year Ended March 31
                                      --------------------------------------------------------------------
                                        1991     1992/(1)/      1993           1994/(2)/        1995/(2)/
                                      --------   ---------    --------         ---------        ----------
Income Statement Data:
Net sales                             $742,671    $593,626    $578,755         $679,649         $1,198,546
Gross profit                           132,249     118,475     128,757          158,253            265,680
Operating profit                        34,168      34,830      47,170           61,758             64,162
Income (loss) from operations          (12,324)      6,656       5,153           17,217              4,491
Extraordinary loss                          --          --     (10,363)/(3)/         --             (3,597)/(3)/
Cumulative effect of
 accounting change                          --          --          --          (12,711)/(4)/           --
Net income (loss)                      (12,324)      6,656      (5,210)           4,506                894
Net income (loss) applicable
 to common stock/(5)/                  (18,764)       (330)    (10,206)           4,506                894
Per-share data/(6)/:
  Income (loss) before extra-
   ordinary loss and
   cumulative effect of
   accounting change                     (2.24)      (0.04)       0.02             1.56                .28
  Net income (loss)                      (2.24)      (0.04)      (1.22)             .41                .06
  Cash dividends - common
   stock                                    --          --          --              .02                .08
Balance sheet data (at end
 of period):
  Working capital                      142,514     122,906     132,339          153,711            395,875
  Total assets                         595,066     463,679     474,868          629,090          1,637,589
  Short-term borrowings
   and long-term debt
   (including current
   maturities)                         375,157     274,866     305,562          291,821            645,135
  Redeemable preferred
   stock (including
   current maturities)                  82,135      88,325       6,462               --                 --
  Common stockholders'
   equity (deficit)                    (10,580)    (10,013)     45,096          164,450            413,230

(1) See Item 1(a) herein relating to the June, 1991 sale of the industrial battery product line.

(2) See Note 3 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.

(3) During fiscal 1995, the Company recorded a loss of $3.6 million (net of a tax benefit of $2.3 million) resulting from the early extinguishment of debt in connection with obtaining a new U.S. Credit Agreement. During fiscal 1993, the Company recorded a loss of $10.4 million (net of a tax benefit of $1.9 million) resulting from the early extinguishment of debt in connection with the debt refinancing. See Note 6 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.

(4) Effective April 1, 1993, the Company adopted SFAS 106, which resulted in a charge of $12.7 million with no income tax effect because of the uncertainty of deductibility at that time. See Note 8 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.

(5) Amounts reduced for preferred stock dividends.

(6) The per-share data was adjusted to give effect to the stock exchange.  See
    Note 2 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein. The weighted average number of shares used for all periods was 8,388,338, except for fiscal 1994 and 1995, for which the weighted average number of shares were 11,058,185 and 16,191,075.

Item 7.  Management's Discussion and Analysis of
         ---------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------


                                                       Year Ended March 31
                                          --------------------------------------------
                                                             Actual
                                          --------------------------------------------
                                              1993           1994            1995
                                          -------------  -------------  ---------------
                                           (Amounts in thousands, except percentages)
Net sales                                     $578,755       $679,649       $1,198,546
Cost of sales                                  449,998        521,396          932,866
                                              --------       --------       ----------
Gross profit                                   128,757        158,253          265,680
Gross profit percentages                          22.2%          23.3%            22.2%
Selling, general and administrative
 expenses                                       81,587         96,495          201,518
                                              --------       --------       ----------
Operating income                                47,170         61,758           64,162
Interest expense                                35,261         33,150           52,565
Other expense, net                               3,365            597              874
Income taxes                                     3,400         10,794            5,160
Income before extraordinary loss and
 cumulative effect of accounting change          5,153         17,217            4,491
Extraordinary loss (a)                         (10,363)            --           (3,597)
Cumulative effect of accounting
 change (b)                                         --        (12,711)              --
Net income (loss)                               (5,210)         4,506              894

(a) During fiscal 1995, the Company recorded a loss of $3.6 million (net of a tax benefit of $2.3 million) resulting from the early extinguishment of debt in connection with obtaining a new U.S. Credit Agreement. During fiscal 1993, the Company recorded a loss of $10.4 million (net of a tax benefit of $1.9 million) resulting from the early extinguishment of debt in connection with the refinancing. See Note 6 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.

(b) Effective April 1, 1993, the Company adopted SFAS 106 which resulted in a charge of $12.7 million with no income tax effect because of the uncertainty of deductibility at that time. See Note 8 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.

  Year Ended March 31, 1995, Compared with Year Ended March 31, 1994
  ------------------------------------------------------------------

  Net sales increased $518.9 million to $1,198.5 million in fiscal year 1995 compared with fiscal 1994. The sales increase was principally attributable to the acquisition of Sociedad Espanola Del Acumulador Tudor, S.A. (Tudor) in October 1994, the acquisition of B.I.G. Batteries Group Limited (B.I.G.) on March 30, 1994; and the full year impact of Battronics (now Exide Canada Ltd.) which was first included on a consolidated basis in October 1993. In addition, during 1995 the Company began supplying a significant new customer, Sears Roebuck & Co. Partially offsetting this increase was the adverse impact of an abnormally warm winter which was experienced both in the Company's North American and European markets.

  Gross profit increased $107.4 million, while gross profit margin fell by 1.1 percentage points in fiscal year 1995 versus 1994. The increase in gross profit was principally the result of the inclusion of Tudor and B.I.G. for $81.1 million and $21.7 million, respectively, of gross profit. The decrease in profit margin was due principally to one-time promotional costs associated with Exide's domestic volume growth, and associated higher manufacturing and transportation costs.

  Selling, general and administrative expenses increased $105.0 million, or 108.8%, compared to the previous year, primarily due to Tudor and B.I.G. which accounted for approximately $80.1 million, or 76.3% of the increase. In addition, selling and advertising increased due to higher sales volume on new and existing accounts, and other sales promotional activities including racing sponsorships. General and administrative expenses increased principally due to higher legal fees and other professional services.

  Operating income increased $2.4 million, or 3.9%, primarily as a result of the matters discussed above.

  Interest expense increased $19.4 million, or 58.6% in fiscal year 1995 compared to fiscal 1994, principally as a result of higher debt levels associated with the financing of Exide's European acquisitions.

  Year Ended March 31, 1994, Compared with Year Ended March 31, 1993
  ------------------------------------------------------------------

  Net sales increased $100.9 million, or 17.4% in fiscal 1994 compared to fiscal 1993. The sales increase was the result of substantially higher sales to new as well as existing customers and from new product introductions. Also, fiscal 1994 results include Battronics on a consolidated basis since October 1993, whereas the Battronics results were previously reported as an equity investment. Of the 17.4% sales increase in the fiscal 1994 period, Battronics sales accounted for 5.9% of such sales increase. Unit sales volume increased by approximately 3,821,000 batteries, or 21.1% (16.0% without Battronics), over the same period in the previous year. Unit sales growth exceeded the increase in dollar sales due primarily to a change in product mix resulting principally from the expiration of a defense-related contract. Additionally, pricing in the battery industry continues to be highly competitive.

  Gross profit increased $29.5 million ($23.7 million without Battronics) and the gross profit margin improved by 1.1 percentage points (1.4 percentage points without Battronics) in fiscal 1994 versus fiscal 1993. The increase in gross profit margin was attributable principally to both higher unit sales and production volume and the favorable impact of the Company's continuing cost reduction program in its manufacturing and distribution process. The higher production volume resulted in additional fixed cost absorption, further reducing cost of sales as a percentage of net sales.

  Selling, general and administrative expenses increased $14.9 million, or 18.3% ($12 million or 14.7% without Battronics), compared to the previous year, primarily due to increases in selling expenses, associated with the higher sales volume of both large accounts and wholesale distribution outlets and the timing of certain expenses. In addition, advertising expenses increased principally as a result of promotional expenses connected with a marine battery program and other programs.

  Operating income increased $14.6 million, or 30.9% ($11.8 million or 25% without Battronics), primarily as a result of the higher volume and continuing cost reduction program discussed above.

  Interest expense decreased $2.1 million or 6% in fiscal 1994 compared to fiscal 1993, primarily as a result of the reduction in revolving loan borrowings due to the application of the proceeds from the equity offerings (see Note 2 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein).

  Income before extraordinary loss and the cumulative effect of an accounting change increased in fiscal 1994 by $12.1 million or 234% over fiscal 1993. Net income in fiscal 1994 of $4.5 million compares to a net loss in the previous year of $5.2 million. The $12.7 million charge in fiscal 1994 for the cumulative effect of an accounting change relates to the recognition of the liability for postretirement benefits under SFAS 106 in fiscal 1994. In fiscal 1993, the extraordinary loss of $10.4 million resulted from the early retirement of debt as a result of the debt refinancing, net of the associated income tax benefit.

  Liquidity and Capital Resources
  -------------------------------

  The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs, obligations on its indebtedness and capital expenditures. In addition, the Company has paid quarterly cash dividends of $0.02 per share on its common stock since its initial public offering. The Company meets these liquidity requirements, both in the U.S. and Europe, through cash flow generated from operating activities and with borrowed funds and the proceeds of sales of accounts receivable. Due to the seasonal demands of the battery industry, the Company builds inventory in advance of the typically stronger selling periods during the fall and winter. The Company's highest cash demands from operations occur during the months of June through October.

  Funds generated (used) from continuing operations were $25.0 million, $49.4 million and $(69.1) million in fiscal 1993, 1994 and 1995, respectively. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. However, during fiscal 1995, as a result of growth in the existing customer base and the addition of the Sears business, coupled with the abnormally warm winter weather across North America and Europe, automotive battery inventories, especially in North America, increased. Accordingly, continuing operations required a large use of funds during the fourth quarter of fiscal 1995. Since inventories at March 31, 1995 were higher than planned, the Company adjusted its fiscal 1996 production schedule.

  The Company is party to a receivables purchase agreement under the terms of which the purchaser has committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $40 million.

  Obligations under the U.S. Credit Agreement and under the European Credit Facilities bear interest at fluctuating rates. The Company has two interest rate collar agreements and an interest rate swap agreement which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreements effectively limit the LIBOR base interest rate on $100 million of borrowings under the Credit Agreement to no more than 8% through December 30, 1997. If interest rates fall below certain levels, Exide is required to make payments to the counterparties under the agreement. The Company also has a $50 million interest rate swap agreement which effectively fixes LIBOR interest rates at 6.2% through May 16, 1997. See Note 6 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.

  The Company's capital expenditures were $20.3 million in fiscal 1993, $47.2 million in fiscal 1994 and $61.3 million in fiscal 1995. Capital expenditures in fiscal 1995 were principally due to the start-up of the Bristol, TN, facility, other plant expansions and cost reduction programs, and Tudor's capital expenditures. Because of the significant growth in sales in North America, the Company is contemplating an acquisition of an additional secondary lead smelting operation. The U.S. Credit Agreement limits the Company's capital expenditures.

  The Company borrowed $229.2 million under the Credit Agreement to finance its acquisition of Tudor in October 1994 and is currently obligated with respect to letters of credit totaling $67.1 million, which guarantees certain indebtedness of Tudor. The Company plans to refinance such indebtedness, thereby eliminating the requirement for such letters of credit and guarantees by the Company.

  In December 1994, the Company completed a public offering of its Common Stock with net proceeds of $215.3 million and in January 1995 sold additional shares pursuant to the overallotment option for net proceeds of $32.5 million. The net proceeds of that offering were used to temporarily repay revolving loans under the Credit Agreement and excess proceeds were invested in short-term, interest bearing investment grade securities in anticipation of the CEAC acquisition. In April 1995, the Company issued $300 million of 10% Senior Notes due in 2005. The proceeds of these notes were used to finance the balance of the CEAC acquisition and to reduce bank debt. (See Notes 2, 3, 6 and 18 to the Company's Consolidated Financial Statements appearing elsewhere herein.)

  At March 31, 1995, the Company had $207.8 million available under its U.S. Credit Agreement, with $74.2 million available on a pro forma basis after the CEAC acquisition and Tudor refinancing as of June 22, 1995, based on a facility size of $451 million. Availability from other sources, such as Tudor bank facilities and other subsidiaries, was $63.2 million at March 31, 1995, and $104.7 million on June 22, 1995, including CEAC.

  The Company believes it will have sufficient funds available for its ongoing operating needs including any environmental requirements (see Note 13 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein). The Company's Credit Agreement, Senior Notes and Deferred Coupon Debentures contain various business and financial covenants. At March 31, 1995, the Company was in compliance with the terms of those agreements.

  In fiscal 1996, as a result of the CEAC acquisition, almost two-thirds of the Company's consolidated sales and operations will be outside the U.S. Therefore, the Company's future consolidated operating results and financial condition may be influenced by exchange rate fluctuations.

  The Company's European operations are being financed through capital contributions associated with the initial acquisitions, local borrowings and operating cash flows. The implementation of the Company's European integration strategy is expected to produce significant manufacturing and other cost savings and lower working capital requirements. As a result, the Company expects future operating cash flows in Europe to exceed its short-term cash needs for severance and other costs associated with plant closures.

  Item 8.  Financial Statements and Supplementary Data
           -------------------------------------------

  See Index to Consolidated Financial Statements and Schedule at page F-1.

  Item 9.  Changes in and Disagreements with Accountants on
           ------------------------------------------------
           Accounting and Financial Disclosures
           ------------------------------------------------

  Not applicable.

  PART III
  --------

  Item 10.  Directors and Executive Officers of the Registrant
            --------------------------------------------------

  The biographical information under the heading Election of Directors and the information under the heading Section 16(a) Compliance in the Company's Definitive Proxy Statement for its annual meeting of stockholders to be held on August 15, 1995, is hereby incorporated by reference.

  In addition to the executive officers named in the biographical section, Messrs. Alan E. Gauthier and George J. Tinker are executive officers. Mr. Gauthier (age 47) was appointed Executive Vice President and Chief Financial Officer in October 1993. Prior to that time, he had been Vice President-Finance since May 1989. Prior to joining Exide, he was Senior Vice President and Chief Financial Officer of Airwork Corporation and prior to that held senior financial positions with Commodore Business Machines, Inc. and General Electric Co.

  Mr. Tinker (age 50) was appointed Chief Executive Officer of Exide's European Operations in June of 1995. Since joining Exide in March 1994, he has been Chief Executive Officer of Euro Exide Corporation Limited. Prior to joining Exide, he was a Divisional and Main Board Director of the Ross Group Plc and prior to that he was the Chief Executive Officer of the Stellar Group.

  Item 11.  Executive Compensation
            ----------------------

  The information under the heading Executive Compensation in the Company's Definitive Proxy Statement for its annual meeting of stockholders to be held on August 15, 1995, is hereby incorporated by reference.

  Item 12.  Description of Capital Stock
            ----------------------------

  The information under the heading Stock Ownership in the Company's Definitive Proxy Statement for its annual meeting of stockholders to be held on August 15, 1995, is hereby incorporated by reference.

  Item 13.  Certain Relationships and Related Transactions
            ----------------------------------------------

  The information under the heading Certain Relationships and Related Transactions in the Company's Definitive Proxy Statement for its annual meeting of stockholders to be held on August 15, 1995, is hereby incorporated by reference.

  PART IV
  -------

  Item 14.  Exhibits, Financial Statement Schedules
            ---------------------------------------
            and Reports on Form 8-K
            --------------------------------------

            (a)  Index to Financial Statements
                 -----------------------------

                 See Index to Consolidated Financial Statements and Schedule at page F-1.

            (b)  Reports on Form 8-K
                 -------------------

                 No reports on Form 8-K were filed during the last quarter of the period covered by this report.

            (c)  Exhibits Required by Item 601 of Regulation S-K
                 -----------------------------------------------

                 See Index to Exhibits.

            (d)  Financial Statement Schedules
                 -----------------------------

                 See Index to Consolidated Financial Statements and Schedule at page F-1.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 EXIDE CORPORATION

                                 By:          /s/ Arthur M. Hawkins
                                      -------------------------------------
                                         Arthur M. Hawkins, President
                                         Principal Executive Officer


                                 By:           /s/ Alan E. Gauthier
                                      -------------------------------------
                                         Alan E. Gauthier
                                         Principal Financial and
                                         Accounting Officer



  Date:        June 29, 1995
            -------------------


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



  By:    /s/ Arthur M. Hawkins            By:    /s/ Douglas N. Pearson
     -----------------------------           -----------------------------
     Arthur M. Hawkins, President            Douglas N. Pearson, Executive
      Chairman of the Board and               Vice President and President
              Director                       North American Operations and
                                                         Director

  By:   /s/ William J. Rankin             By:    /s/ Timothy O. Fisher
     -----------------------------           -----------------------------
     William J. Rankin, Executive                  Timothy O. Fisher
     Vice President and Director                        Director

  By:   /s/ Lawrence M. Wagner            By:    /s/ Robert H. Irwin
     -----------------------------           -----------------------------
         Lawrence M. Wagner                        Robert H. Irwin
              Director                                  Director

  By:   /s/ Earl Dolive                   By:    /s/ Arthur R. Taylor
     -----------------------------           -----------------------------
         Earl Dolive                                Arthur R. Taylor
          Director                                      Director


  EXHIBITS:
  --------

     2.1 Agreement of Merger between EC Acquisition, Inc. ("ECA") and the Registrant, incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-1 (No. 33-68016), as amended (the "1993 Registration Statement").

     3.1 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit of same number to the 1993 Registration Statement.

     3.2 Restated Bylaws of the Registrant, incorporated by reference to Exhibit of same number to the 1993 Registration Statement.

     4.1 Form of Senior Note Indenture (including form of Senior Note), incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-2 (No. 33-53666), as amended (the "S-2 Registration Statement").

     4.2 Form of Senior Subordinated Deferred Coupon Debenture Indenture (including form of Senior Subordinated Debenture), incorporated by reference to Exhibit 4.2 of the S-2 Registration Statement.

     4.3 Agreement dated as of December 7, 1992, between the Registrant and Inco United States, Inc., relating to the assumption of certain liabilities, incorporated by reference to Exhibit 10.30 to the S-2 Registration Statement.

     4.4 Registration Rights Agreement among the Registrant, WSI and certain other holders of the Registrant's Common Stock, incorporated by reference to Exhibit 4.14 to the 1993 Registration Statement.

     4.5 Indenture dated as of April 28, 1995, between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit
          99.3 of the Registrant's Form 8-K dated June 2, 1995 (the "CEAC
          8-K").

    10.1 Receivables Purchase Agreement dated as of February 17, 1994, among the Registrant and Three Rivers Funding Corporation, incorporated by reference to Exhibit 10.1 to the 1994 Registration Statement.

    10.2 Employment Agreement dated June 15, 1985 between the Registrant and Arthur M. Hawkins, incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (No. 33-13632), as amended (the "S-1 Registration Statement").

    10.3 Amendment dated June 7, 1988 to Employment Agreement between the Registrant and Arthur M. Hawkins, incorporated by reference to
          Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended October 2, 1988.

    10.4 Employment Agreement dated June 15, 1985 between the Registrant and Douglas N. Pearson, incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement.

    10.5 Employment Agreement dated June 1, 1987 between the Registrant and William J. Rankin.

    10.6 Amendment dated July 7, 1988 to Employment Agreement between the Registrant and Douglas N. Pearson, incorporated by reference to
          Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended October 2, 1988.

    10.7 Stock Purchase Agreement dated May 27, 1987 among the Registration, Fruit of the Loom, Inc. and Northwest Industries Leasing Company, incorporated by reference to Exhibit 2 to the S-1 Registration Statement.

    10.8 Lease Agreement dated July 1, 1988 between the Registrant and an officer of the Registrant pertaining to Chippewa Trail Lodge, incorporated by reference to Exhibit 10.28 to the 1989 10-K.

    10.9 Amendment to Lease Agreement dated October 24, 1988 between the Registrant and Chippewa Trail Lodge, Inc., incorporated by reference to Exhibit 10.29 to the 1989 10-K.

    10.10 Assignment of Lease dated July 1, 1988 between an officer of the Registrant and Chippewa Trail Lodge, Inc., incorporated by reference to Exhibit 10.30 to the 1989 10-K.

    10.11 Assignment and Assumption of Lease dated October 24, 1988 between an officer of the Registrant and Chippewa Trail Lodge, Inc., incorporated by reference to Exhibit 10.31 to the 1989 10-K.

    10.12 Lease Agreement dated August 1, 1978 pertaining to the Reading, Pennsylvania administrative office facilities, amended as of April 1, 1979, incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement.

    10.13 Lease Agreement dated February 1, 1974 pertaining to the Manchester, Iowa manufacturing facilities, incorporated by reference to Exhibit
          10.21 to the S-1 Registration Statement.

    10.14 Lease Agreements (Series A and Series B) dated September 1, 1976 pertaining to the Salina, Kansas manufacturing facilities, incorporated by reference to Exhibit 10.22 to the S-1 Registration Statement.

    10.15 Lease Agreement dated August 1, 1978, pertaining to the Reading, Pennsylvania engineering facilities, incorporated by reference to
          Exhibit 10.23 to the S-1 Registration Statement.

    10.16 Lease Agreement dated January 5, 1978, pertaining to the City of Industry, California distribution facilities, incorporated by reference to Exhibit 10.24 to the S-1 Registration Statement.

    10.17 Lease Agreement dated August 11, 1986, pertaining to the Sumner, Washington Distribution facilities, incorporated by reference to
          Exhibit 10.27 to the S-1 Registration Statement.

    10.18 Lease Agreement beginning December 1, 1987, pertaining to the Travelers Rest, South Carolina distribution facilities, incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K for the fiscal year ended March 31, 1988.

    10.19 Asset Purchase Agreement, dated as of June 10, 1991, between the Registrant and Yuasa Battery (America), Inc., incorporated by reference to Exhibit 1 to the Registrant's Form 8-K dated June 25, 1991.

    10.20 EC Acquisition, Inc. 1993 Stock Award Plan, incorporated by reference to Exhibit 10.23 to the 1993 Registration Statement.

    10.21 Battronics Purchase Agreement, incorporated by reference to Exhibit
          10.24 to the 1993 Registration Statement.

    10.22 Exide 1993 Long Term Incentive Plan, incorporated by reference to
          Exhibit 10.25 to the 1993 Registration Statement.

    10.23 Agreement dated September 30, 1994, among Gemala (Isle of Man) Limited, PT Sapta Panji Manggala, and B.I.G. Batteries Group Limited. Deed dated September 30, 1994, among Euro Exide Corporation Limited, Gemala (Isle of Man) Limited and B.I.G. Batteries Group Limited. Master Agreement dated September 30, 1994 among Euro Exide Corporation Limited, Gemala (Isle of Man) Limited, B.I.G. Batteries Group Limited and PT Sapta Panji Manggala, incorporated by reference to Exhibit 10.24 of the December 1994 Registration Statement.

    10.24 Stock Purchase Agreement and Warranty Agreement dated March 17, 1995, between the Registrant and Fiat SpA and one of its affiliates, incorporated by reference to Exhibit 2.2 of the CEAC 8-K.

    10.25 Composite copy of Credit Agreement (the "Credit Agreement") dated as of August 30, 1994, among the Registrant, various financial institutions, Bankers Trust Company, Bank of America National Trust and Savings Association and Bank of Montreal, as Agents, and Bankers Trust Company, as Administrative Agent, incorporated by reference to
          Exhibit 99.1 of the CEAC 8-K.

    10.26 Facilities Agreement dated February 28, 1995, among the Registrant (CEAC and certain of its subsidiaries have joined as borrowers and guarantors), the banks listed for the Credit Agreement, Dresdner Bank Luxembourg and other lenders, and Amendment No. 1 thereto, incorporated by reference to Exhibit 99.2 of the CEAC 8-K.

    10.27 Lease Agreement dated February 7, 1994, pertaining to the Bristol, Tennessee manufacturing facility and related amendment dated May 1995.

    11.1  Statement re computation of per-share earnings.

    21.1  Subsidiaries of the Registrant.

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
            -------------------------------------------------------


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                           F-2

CONSOLIDATED BALANCE SHEETS                                        F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                              F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                    F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-9

CONSOLIDATED SUPPORTING SCHEDULES FILED:

  II   VALUATION AND QUALIFYING ACCOUNTS
       AND RESERVES                                                F-36




        ----------------------------------------------------------------
        All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in Notes thereto.
        ----------------------------------------------------------------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders,
Exide Corporation:

We have audited the accompanying consolidated balance sheets of Exide Corporation (a Delaware corporation) and subsidiaries as of March 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exide Corporation and subsidiaries as of March 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 8 to the financial statements, effective April 1, 1993, the Company changed its method of accounting for postretirement employee benefits other than pensions.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
  June 27, 1995

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                    ASSETS
                                    ------
                                (In thousands)

                                                          March 31
                                                  -----------------------
                                                     1994         1995
                                                  ----------  -----------

CURRENT ASSETS:
  Cash and cash equivalents                        $ 33,707    $   63,361
  Receivables, net of allowance for doubtful
    accounts of $4,846 and $23,274                  119,653       317,466
  Inventories                                       169,474       476,481
  Prepaid expenses and other                         10,134        34,707
  Deferred income taxes                               9,438        19,388
                                                   --------    ----------
         Total current assets                       342,406       911,403
                                                   --------    ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                6,104        48,320
  Buildings and improvements                         64,597       124,260
  Machinery and equipment                           188,105       355,189
  Construction in progress                           16,718        28,156
                                                   --------    ----------
                                                    275,524       555,925
  Less- Accumulated depreciation and
    amortization                                    (94,377)     (132,049)
                                                   --------    ----------
         Property, plant and equipment, net         181,147       423,876
                                                   --------    ----------
OTHER ASSETS:
  Goodwill                                           71,061       185,111
  Investments in affiliates                          17,814        36,095
  Deferred financing costs                            8,029        21,590
  Deferred income taxes                                   -        33,024
  Other                                               8,633        26,490
                                                   --------    ----------
                                                    105,537       302,310
                                                   --------    ----------
         Total assets                              $629,090    $1,637,589
                                                   ========    ==========

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                (In thousands, except share and per-share data)

                                                               March 31
                                                       -----------------------
                                                          1994         1995
                                                       ----------  ------------
CURRENT LIABILITIES:
  Short-term borrowings                                 $  9,550    $   75,010
  Current maturities of long-term debt                    35,760        51,731
  Accounts payable, trade and other                       68,597       191,534
  Accrued compensation                                    10,115        34,238
  Product warranty reserve                                 7,338        19,053
  Accrued insurance                                       11,339        14,219
  Accrued environmental                                    9,500         9,072
  Other accrued liabilities                               36,496       120,671
                                                        --------    ----------
         Total current liabilities                       188,695       515,528
                                                        --------    ----------
LONG-TERM DEBT                                           246,511       518,394
                                                        --------    ----------
NONCURRENT RETIREMENT OBLIGATIONS                         17,835        92,809
                                                        --------    ----------
OTHER NONCURRENT LIABILITIES                               8,541        70,082
                                                        --------    ----------
DEFERRED INCOME TAXES                                      3,058             -
                                                        --------    ----------
COMMITMENTS AND CONTINGENCIES
  (Notes 13 and 15)

MINORITY INTEREST                                              -        27,546
                                                        --------    ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 30,000,000 shares
    authorized, 14,800,000 and 19,991,810 shares             148           200
    issued and outstanding
  Additional paid-in capital                             194,097       443,446
  Retained earnings (deficit)                            (25,446)      (25,837)
  Notes receivable--stock award plan                      (1,826)       (1,774)
  Unearned compensation                                        -        (1,806)
  Minimum pension liability adjustment                    (1,331)       (5,527)
  Cumulative translation adjustment                       (1,192)        4,528
                                                        --------    ----------
         Total stockholders' equity                      164,450       413,230
                                                        --------    ----------
         Total liabilities and stockholders' equity     $629,090    $1,637,589
                                                        ========    ==========

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                (In thousands, except share and per-share data)

                                            For the Fiscal Year Ended March 31
                                          --------------------------------------
                                             1993          1994          1995
                                          -----------  ------------  ------------
NET SALES                                 $  578,755   $   679,649   $ 1,198,546

COST OF SALES                                449,998       521,396       932,866
                                          ----------   -----------   -----------
      Gross profit                           128,757       158,253       265,680
                                          ----------   -----------   -----------
OPERATING EXPENSES:
  Selling, marketing and advertising          59,577        69,810       130,774
  General and administrative                  22,010        26,685        70,744
                                          ----------   -----------   -----------
                                              81,587        96,495       201,518
                                          ----------   -----------   -----------

      Operating profit                        47,170        61,758        64,162
                                          ----------   -----------   -----------
OTHER (INCOME) EXPENSE:
  Interest                                    35,261        33,150        52,565
  Other, net                                   3,356           597           874
                                          ----------   -----------   -----------
                                              38,617        33,747        53,439
                                          ----------   -----------   -----------
    Income before income taxes, minority
      interest, extraordinary loss and
      cumulative effect of accounting
      change                                   8,553        28,011        10,723

PROVISION FOR INCOME TAXES                     3,400        10,794         5,160
                                          ----------   -----------   -----------
    Income before minority interest,
      extraordinary loss and cumulative
      effect of accounting change              5,153        17,217         5,563

MINORITY INTEREST                                  -             -         1,072
                                          ----------   -----------   -----------
    Income before extraordinary loss and
      cumulative effect of accounting
      change                                   5,153        17,217         4,491

EXTRAORDINARY LOSS RELATED TO EARLY
  RETIREMENT OF DEBT, net of income tax
  benefit of $1,900 and $2,320               (10,363)            -        (3,597)

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE--ADOPTION OF SFAS 106                     -       (12,711)            -
                                          ----------   -----------   -----------

    Net income (loss)                     $   (5,210)  $     4,506   $       894
                                          ==========   ===========   ===========
NET INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary loss and
    cumulative effect of accounting change     $0.02         $1.56         $0.28
  Extraordinary loss                           (1.24)            -         (0.22)
  Cumulative effect of accounting change           -         (1.15)            -
                                          ----------   -----------   -----------

Net income (loss)                         $    (1.22)  $      0.41   $      0.06
                                          ==========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                       8,388,338    11,058,185    16,191,075
                                          ==========   ===========   ===========

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
               FOR THE YEARS ENDED MARCH 31, 1993, 1994 AND 1995
               -------------------------------------------------
                                (In thousands)

                                                                               Notes                       Minimum       Foreign
                                                  Additional    Retained    Receivable--                   Pension      Currency
                              Preferred   Common   Paid-in      Earnings    Stock Award      Unearned     Liability    Translation
                                Stock     Stock    Capital     (Deficit)        Plan       Compensation   Adjustment   Adjustment
                              ---------   ------  ----------   ----------   ------------   ------------   ----------   -----------
BALANCES AT MARCH 31, 1992    $  88,325   $    1  $    9,529   $  (19,470)  $          -   $          -   $       (4)  $       (69)
  Net loss for fiscal 1993            -        -           -       (5,210)             -              -            -             -
  Accrued dividends               4,996        -           -       (4,996)             -              -            -             -
  Redemption of preferred
   stock                        (86,859)       -      66,353            -              -              -            -             -
  Minimum pension liability
   adjustment                         -        -           -            -              -              -         (145)            -
  Translation adjustment              -        -           -            -              -              -            -          (859)
  Other                               -        -         (34)           -              -              -            -             -
                              ---------   ------  ----------   ----------   ------------   ------------   ----------   -----------
BALANCES AT MARCH 31, 1993        6,462        1      75,848      (29,676)             -              -         (149)         (928)
  Net income for fiscal 1994          -        -           -        4,506              -              -            -             -
  Redemption of preferred
   stock                         (6,462)       -           -            -              -              -            -             -
  Conversion of existing
   common stock                       -       83         (83)           -              -              -            -             -
  Issuance of common stock
   grants                             -        8       1,818            -              -              -            -             -
  Public offerings of common
   stock                              -       56     116,514            -              -              -            -             -
  Cash dividends paid
   ($0.02/share)                      -        -           -         (276)             -              -            -             -
  Minimum pension liability
   adjustment                         -        -           -            -              -              -       (1,182)            -
  Translation adjustment              -        -           -            -              -              -            -          (264)
  Notes receivable - stock
   award plan                         -        -           -            -         (1,826)             -            -             -
                              ---------   ------  ----------   ----------   ------------   ------------   ----------   -----------
BALANCES AT MARCH 31, 1994            -      148     194,097      (25,446)        (1,826)             -       (1,331)       (1,192)
  Net income for fiscal 1995          -        -           -          894              -              -            -             -
  Public offering of stock            -       52     247,466            -              -              -            -             -
  Compensation under stock
   grants                             -        -       1,935            -              -         (1,806)           -             -
  Forfeiture of common stock
   grants                             -        -         (52)           -             52              -            -             -
  Cash dividends paid
   ($0.08/share)                      -        -           -       (1,285)             -              -            -             -
  Minimum pension liability
   adjustment                         -        -           -            -              -              -       (4,196)            -
  Translation adjustment              -        -           -            -              -              -            -         5,720
                              ---------   ------  ----------   ----------   ------------   ------------   ----------   -----------
BALANCES AT MARCH 31, 1995    $       -   $  200  $  443,446   $  (25,837)  $     (1,774)  $     (1,806)  $   (5,527)  $     4,528
                              =========   ======  ==========   ==========   ============   ============   ==========   ===========

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                (In thousands)

                                           For the  Fiscal Year Ended March 31
                                          -------------------------------------
                                              1993         1994         1995
                                          ------------  -----------  -----------
CASH FLOWS PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
  Net income (loss)                          $ (5,210)    $  4,506    $     894
   Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities-
     Depreciation and amortization             28,437       30,613       48,524
     Cumulative effect of accounting change         -       12,711            -
     Extraordinary loss                        10,363            -        3,597
     Deferred income taxes                          -        7,266          863
     Interest expense on zero-coupon
      convertible notes                         2,146        7,941        8,942
     Provision for losses on accounts
      receivable                                2,214          379        3,238
     Minority interest in subsidiary income         -            -        1,072
  Changes in assets and liabilities
   excluding effects of acquisitions-
     Receivables                              (17,751)     (11,912)     (14,686)
     Inventories                                3,243       (7,701)    (138,568)
     Prepaid expenses and other                   455       (5,960)      (3,400)
     Payables and accrued expenses              2,045       19,636       31,258
     Other, net                                  (983)      (8,115)     (10,868)
                                             --------     --------    ---------
      Net cash provided by (used in)
       operating activities                    24,959       49,364      (69,134)
                                             --------     --------    ---------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
 Acquisitions of net assets of certain         (1,650)      (7,707)    (262,995)
  businesses
 Capital expenditures                         (20,266)     (47,164)     (61,257)
 Proceeds from sale of property, plant
  and equipment                                    71           12        1,356
                                             --------     --------    ---------
      Net cash used in investing activities   (21,845)     (54,859)    (322,896)
                                             --------     --------    ---------

                                  (continued)

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                (In thousands)


                                  (continued)


                                           For the  Fiscal Year Ended March 31
                                          -------------------------------------
                                              1993         1994         1995
                                          ------------  -----------  -----------
CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES:
 Increase in short-term borrowings                  -            -       20,402
 Repayment of U.S. Credit Agreement
  borrowings                                  (45,000)     (66,000)    (105,000)
 Borrowings under U.S. Credit Agreements            -            -      286,500
 Repayment of European term loan                    -            -       (1,421)
 Redemption of preferred stock                (13,590)      (6,462)           -
 Equity from public offerings, net of
  fees                                              -      116,499      247,519
 Dividends paid                                     -         (276)      (1,284)
 Issuance of 10-3/4% senior notes and
  12-1/4% senior subordinated notes           210,743            -            -
 Redemption of 12-7/8% senior
  subordinated notes                         (141,751)           -            -
 Decrease in other debt                        (2,772)      (5,060)      (4,211)
 Deferred financing costs                     (10,578)           -      (24,191)
                                            ---------     --------    ---------
      Net cash provided by (used in)
       financing activities                    (2,948)      38,701      418,314
                                            ---------     --------    ---------
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH                                            -            -        3,370
                                            ---------     --------    ---------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                             166       33,206       29,654

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                              335          501       33,707
                                            ---------     --------    ---------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                              $     501     $ 33,707    $  63,361
                                            =========     ========    =========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the period for-
   Interest (net of amount capitalized)     $  33,645     $ 24,080    $  41,442
   Income taxes                             $   1,598     $  2,349    $   4,047

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


                (in thousands, except share and per-share data)
                -----------------------------------------------



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Principles of Consolidation
- ---------------------------

The consolidated financial statements include the accounts of Exide Corporation (the "Company") and all of its majority-owned subsidiaries, except certain foreign companies that are not material. All significant intercompany transactions have been eliminated.

The investments in and the operating results of 20% to 50% owned companies and the foreign companies referred to above are included in the consolidated financial statements on the basis of the equity method of accounting. The Company's equity in net income (loss) of these companies is not material.

Foreign Currency Translation
- ----------------------------

Assets and liabilities of the Company's foreign subsidiaries and affiliates are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at the average monthly exchange rates. Translation gains or losses are recorded in stockholders' equity and transaction gains and losses are included in Other (Income) Expense.

Inventories
- -----------

Inventories, which consist of material, labor and overhead, are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for substantially all U.S. inventories and by the first-in, first-out ("FIFO") method for all remaining inventories.

Property, Plant and Equipment
- -----------------------------

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Accelerated methods are used for tax purposes. Useful lives of depreciable assets, by class, are as follows:

                      EXIDE CORPORATION AND SUBSIDIARIES

                             Class               Useful Life
                  --------------------------    -------------

                  Buildings and improvements    5 to 40 years
                  Machinery and equipment       3 to 10 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. In connection with constructing certain property and equipment, the Company capitalized $274, $725 and $1,678 of interest costs during the fiscal years ended March 31, 1993, 1994 and 1995, respectively.

Goodwill
- --------

Goodwill is amortized over 40 years on a straight-line basis. Accumulated amortization as of March 31, 1994 and 1995, was $9,728 and $14,497, respectively. It is the Company's policy to review goodwill and other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of goodwill and other intangible assets is not recoverable, it is the Company's policy to reduce the carrying amount of such assets to fair value.

Estimated Warranty Costs
- ------------------------

The Company recognizes the estimated cost of warranty obligations in the period in which the related products are sold.

Noncurrent Retirement Obligations
- ---------------------------------

Noncurrent retirement obligations is comprised principally of reserves for pension obligations, postretirement health care and other retirement benefits.

Other Noncurrent Liabilities
- ----------------------------

Other noncurrent liabilities is comprised principally of reserves for environmental cleanup and severance.

Seasonality
- -----------

The Company's operating results are influenced by seasonality, as sales volumes for automotive replacement batteries are typically higher in the months of September through January.

                      EXIDE CORPORATION AND SUBSIDIARIES

Major Customers
- ---------------

The Company's five largest customers accounted for 43%, 40% and 26% of consolidated net sales in fiscal 1993, 1994 and 1995, respectively. Included among these five customers is NAPA, which accounted for approximately 16.9%, 16.2% and 9.4% of consolidated net sales in fiscal 1993, 1994 and 1995, respectively.

Net Income (Loss) Applicable to Common Stock
- --------------------------------------------

The net income applicable to common stock in fiscal 1994 and fiscal 1995 is equal to the net income reported for the period. The net loss applicable to common stock in fiscal 1993 was $10,206, which represents the net loss reported for the period, plus accrued dividends on the redeemable preferred stock (none of which had been declared or paid prior to the redemption).

Net Income (Loss) Per Common Share
- ----------------------------------

The net income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Fully diluted earnings per common share are not presented since dilution is less than 3%.

Revenue Recognition
- -------------------

The Company records revenue upon transfer of title to the customer.

Cash Flows
- ----------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Reclassifications
- -----------------

Prior year financial statements have been reclassified to conform to the current year presentation.

2. STOCKHOLDERS' EQUITY:
   ---------------------

On August 31, 1989, all of the issued and outstanding shares of the Company's common stock were acquired by EC Acquisition, Inc. ("ECA"), a corporation initially organized by Wilmington Securities ("WSI"), an affiliate of the Hillman Company, current management and certain former shareholders of the Company. WSI acquired a 49% beneficial ownership in the Company at the conclusion of this transaction.

                      EXIDE CORPORATION AND SUBSIDIARIES

As part of this acquisition, the previous owners of the Company's common stock exchanged their shares for preferred stock of ECA. These shares were reflected in the Company's financial statements using the "push down" accounting rules.

During fiscal 1993, as part of the debt refinancing (see Note 6), the Company redeemed the Series "B," Series "C" and Series "D" preferred stock held by Series "B" holders.

The following is a summary of the accounting for the redemption of the preferred stock:


     Book value of preferred shares at redemption:
       Series "B" (29,617 shares)                         $39,568
       Series "C" (34,943 shares)                          46,684
       Series "D" (607 shares)                                607
                                                          -------
                                                           86,859
     Less:
       Cash offered                                        14,506
       Estimated environmental liabilities assumed          6,000
                                                          -------
     Increase in additional paid-in capital               $66,353
                                                          =======

Effective October 28, 1993, the Company completed an initial public offering ("IPO") of its Common Stock, which raised $92,000 (before fees and expenses). In connection with the IPO, the Company increased the authorized shares of common stock from 1,000 to 30,000,000 and ECA's shareholders exchanged all outstanding shares of common stock of ECA for shares of common stock of the Company on a 1.29-to-1 basis. Retroactive restatement has been made to all share and per share amounts to reflect the effects of the stock exchange. The Company also repurchased the remaining Series "D" Junior Redeemable Preferred Stock at carrying value for $6,462.

Effective March 8, 1994, the Company completed a secondary offering of its common stock. The secondary offering included the issuance of an additional 1,000,000 shares which raised $34,000 (before fees and expenses).

On December 22, 1994, the Company raised $225,000 (before fees and expenses) through the issuance of 4,500,000 additional shares of common stock. In connection with this offering, the Company's U.S. underwriters exercised their over-allotment option and, in January 1995, the Company received additional proceeds of $33,750 (before fees and expenses) from the issuance of 675,000 of additional shares of common stock.

3. ACQUISITIONS:
   -------------

In October 1994, the Company acquired approximately 89.4% of the outstanding capital stock and approximately 25% of the convertible bonds of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for 1,145 pesetas per share or approximately $229,000 (before fees and expenses). In December 1994, one of the shareholders of Tudor sold its

                      EXIDE CORPORATION AND SUBSIDIARIES
remaining 5% ownership to Tudor at the tender offering price in accordance with the terms of the purchase agreement. After completion of this sale, the Company's ownership in Tudor is approximately 94.1%. In addition, the Company has provided a letter of credit which guarantees payment of the convertible bonds held by that same shareholder.

This acquisition was accounted for as a purchase and the results of Tudor's operations are included in the Company's consolidated statement of operations effective October 3, 1994. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. Estimated goodwill is being amortized over 40 years. The preliminary allocation of the purchase price is as follows:


     Cash                                              $  12,398
     Receivables, net                                    169,950
     Inventories                                         147,690
     Prepaid expenses and other                           34,687
     Property, plant and equipment                       183,818
     Other noncurrent assets                              34,542
     Accounts payable and accrued expenses              (182,032)
     Long-term debt (including current maturities)      (140,850)
     Other noncurrent liabilities                       (114,411)
     Minority interest                                   (17,323)
                                                       ---------
                                                         128,469
     Cash consideration (including fees and expenses)    234,717
                                                       ---------
     Preliminary estimate of goodwill                  $ 106,248
                                                       =========

In connection with the Tudor acquisition, the Company intends to close certain Tudor plants which will result in severance, environmental and other costs which are reflected in the opening balance sheet.

On March 30, 1994, the Company acquired all of the issued and outstanding capital stock of B.I.G. Batteries Group Limited ("BIG") for approximately $2,075 in cash and $32,725 in British pound denominated Loan Notes. The acquisition was accounted for as a purchase, and the results of operations of BIG are included in the Company's consolidated statement of operations effective April 1, 1994. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $30,084, which is being amortized over 40 years.

In September 1994, management of the Company and PT Sapta Panji Manggala ("PT Sapta"), an Indonesian company, signed an agreement whereby the Company contributed its interest in BIG, and PT Sapta contributed its interest in Gemala Holdings Limited ("Gemala") into a newly formed joint venture, Exide Batteries Limited. In exchange for PT Sapta's interest in Gemala, the Company gave PT

                      EXIDE CORPORATION AND SUBSIDIARIES

Sapta an 18.5% equity interest in Exide Batteries Limited and the right to certain benefits to be realized from Gemala's tax loss carryforwards. PT Sapta also received the right to require Exide to purchase its 18.5% interest in the joint venture at any time after five years from the closing date of the transaction for a defined multiple of earnings of the joint venture.

On May 3, 1994, the Company acquired General Electric Credit Corporation's secured debt position in Evanite Fiber Corporation ("Evanite"), a debtor-in-possession, for approximately $33,700. Evanite is a manufacturer and the Company's primary supplier of battery separators. On February 21, 1995, Exide acquired all of the assets and assumed certain liabilities of Evanite in exchange for its secured debt position. The purchase price was allocated primarily to receivables, inventories and fixed assets and resulted in no goodwill.

Effective October 15, 1993, the Company purchased the remaining 50% equity interest in Battronics, Inc. ("Battronics") for approximately $3,000 in cash. Battronics is an automotive battery manufacturer/distributor in Canada. Effective October 1993, Battronics' financial results are reported on a consolidated basis rather than the equity basis that was previously followed.

The following unaudited pro forma consolidated statements of operations for the fiscal years ended March 31, 1994 and 1995, illustrate the estimated effects of the BIG, Battronics, Evanite and Tudor acquisitions, after the elimination of the equity income previously recorded for Battronics, as if the transactions were consummated as of the beginning of each fiscal year presented:

                                                               1994          1995
                                                            ----------   -----------
Net sales                                                   $1,231,528   $1,474,627
Cost of sales                                                  911,715    1,134,237
                                                            ----------   ----------
         Gross profit                                          319,813      340,390
Selling, general and administrative expenses                   224,092      266,668
                                                            ----------   ----------
         Operating income                                       95,721       73,722
Interest expense, net                                           73,481       70,959
Other (income) expense                                          11,682         (323)
                                                            ----------   ----------
         Income before income taxes and minority interest       10,558        3,086
Provision for income taxes                                       7,100        3,052
                                                            ----------   ----------
         Income before minority interest                         3,458           34
Minority interest                                                1,053         (913)
                                                            ----------   ----------
         Income (loss) before extraordinary loss and
           cumulative effect of accounting change           $    4,511   $     (879)
                                                            ==========   ==========
Pro forma earnings per common share:
         Income before extraordinary loss and cumulative
           effect of accounting change                      $     0.41   $    (0.05)
                                                            ==========   ==========

                      EXIDE CORPORATION AND SUBSIDIARIES

Pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. The above unaudited pro forma financial information is not necessarily indicative of the results that would actually have been obtained if the transactions had been effected on the dates indicated or that may be obtained in the future.

During the fiscal years ended March 31, 1994 and 1995, the Company purchased the net assets of various other manufacturers and distributors of batteries and automotive parts for cash. The aggregate purchase price for these acquisitions totaled approximately $3,082 and $249, respectively. Each purchase price was allocated primarily to receivables, inventory and equipment. The pro forma effect of these acquisitions on consolidated operating results was immaterial.

4. INVENTORIES:
   ------------

The components of inventories as of March 31, 1994 and 1995, are as follows:

                                         1994       1995
                                       --------   --------

                   Raw materials       $ 36,046   $ 98,872
                   Work-in-process       14,539     43,840
                   Finished goods       118,889    333,769
                                       --------   --------
                                       $169,474   $476,481
                                       ========   ========

At March 31, 1994 and 1995, inventories valued by the LIFO method were approximately 71% and 42% of total inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $152,407 and $459,414 at March 31, 1994 and 1995, respectively. The carrying amount of inventories on a LIFO basis exceeds replacement cost. Since LIFO inventories reflect the fair value of inventories as of August 31, 1989, when all of the outstanding common shares of Exide Corporation were acquired in a leveraged buyout, and because the inventories subsequently produced cost less to manufacture, the Company believes that no write-down of the carrying amount of inventories to replacement cost is necessary as no loss will be realized upon their final sale.

5. SHORT-TERM BORROWINGS:
   ----------------------

At March 31, 1994 and 1995, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by the Company's foreign subsidiaries totaling $9,550 and $87,466, respectively. Certain of these borrowings are secured by receivables, inventories or property. These facilities, which are typically for one year

                      EXIDE CORPORATION AND SUBSIDIARIES
renewable terms, generally bear interest at the current market rates plus up to 1%. As of March 31, 1994 and 1995, the weighted average interest rate on these borrowings was 6.8% and 8.9%, respectively. At March 31, 1995, $12,456 of short-term borrowings have been classified as other long-term debt since the Company has the ability and intent to refinance such amounts during fiscal year 1996.

6. LONG-TERM DEBT:
   ---------------

Following is a summary of the Company's long-term debt at March 31, 1994 and 1995 :

                                                              1994       1995
                                                            --------   --------

U.S. Credit Agreement borrowings primarily at
  LIBOR plus 1.75% at March 31, 1994 (5.4%), and
  LIBOR plus 2.5% at March 31, 1995 (8.8%)                  $ 13,000   $194,500
10-3/4% Senior Notes, due December 15, 2002                  150,000    150,000
12-1/4% Senior Subordinated Deferred Coupon
  Debentures, due December 15, 2004                           70,830     79,772
European Term Loans at rates ranging from
  5.0% to 11.9% at March 31, 1995, due
  through March 31, 2006                                           -     63,286
Spanish Convertible Debentures at
  average one year MIBOR revisable every
  six months (9.6% at March 31, 1995)                              -     23,699
Guaranteed Unsecured Loan Notes at LIBOR
  less 5/8% at March 31, 1994 (4.75%), and March 31,
  1995 (6.1%), due on demand                                  32,848     35,868
Other, primarily capital lease obligations at
  interest rates ranging from 5.5% to 10.4%
  due in installments through 2001, and
  other debt                                                  15,593     23,000
                                                            --------   --------
                                                             282,271    570,125
  Less- Current maturities                                    35,760     51,731
                                                            --------   --------
                                                            $246,511   $518,394
                                                            ========   ========

Effective August 30, 1994, the Company entered into a new U.S. Credit Agreement that initially provided a borrowing capacity of $550,000 and is divided into three components: Loan A ($100,000), having a five year term; Loan B ($100,000), having a seven year term; and a Revolving Credit Facility ($350,000, subsequently reduced to $304,760), expiring September 30, 1999. The Revolving Credit Facility and Term Loan A bear interest at LIBOR plus 2.5% (LIBOR plus 2.0% through April 17, 1995) and Term Loan B bears interest at LIBOR plus 3.0% (LIBOR plus 2.5% through April 17, 1995). The two term loans have fixed amortization schedules, both of which provide for the majority of principal repayment late in their respective maturity periods. The Revolving Credit Facility contains a sub-limit

                      EXIDE CORPORATION AND SUBSIDIARIES
which provides for the Company's letter of credit needs. As of March 31, 1995, the Company had $87,700 of letters of credit outstanding and $14,425 of additional availability under such sub-limit. The agreement contains a number of financial and other covenants which place restrictions on dividends, new indebtedness, liens, acquisitions, capital expenditures and other items. As of March 31, 1995, the Company was in compliance with these covenants.

Initial borrowings were used in the paydown and early termination of the former Credit Agreement which resulted in an extraordinary loss of $3,597, net of $2,320 income tax benefit. The new U.S. Credit Agreement also provided funding for the acquisition of Tudor. The Former Credit Agreement provided for the extension of credit in an aggregate principal amount which, as of March 31, 1994, was structured not to exceed $98,664 (previously $170,000).

Deferred financing costs of $17,322 were incurred in connection with the new U.S. Credit Agreement. These costs will be amortized over the life of the new Credit Agreement, to August 30, 1999, for Loan A and the Revolving Credit Facility and August 30, 2001, for Loan B. Amortization of deferred financing costs related to the current and previous Credit Agreements amounted to $1,321 in fiscal 1993, $1,418 in fiscal 1994 and $2,249 in fiscal 1995. Additionally, in fiscal 1995, the Company expensed $2,000 of bridge loan commitment fees.

In December 1992, the Company completed a refinancing of its previously existing debt, which resulted in the following:

          A) Redemption of 12-7/8% Senior Subordinated Notes at a call premium of 105% of face value ($135,000) plus accrued interest.

          B) The paydown of the term loan of $15,000, the standby loan of $10,000 and the repayment of outstanding Revolving Loans of $18,000.

          C) The issuance of 10-3/4% Senior Notes due December 15, 2002, in the amount of $150,000 and the issuance of 12-1/4% Senior Subordinated Deferred Coupon Debentures due December 15, 2004, with a face amount of $110,000 discounted to $60,700.

          D) The recognition of an extraordinary loss of $10,363, net of $1,900 income tax benefit. The components of the extraordinary loss related to the early retirement of debt were the 5% early redemption premium on the 12-7/8% Senior Subordinated Notes ($6,750), the write-off of the unamortized bond issuance costs ($2,850) and original issue discount ($580) on the 12-7/8% Senior Subordinated Notes, the write-off of the

                      EXIDE CORPORATION AND SUBSIDIARIES
             unamortized deferred financing costs on the previous credit agreement ($907), and the net interest expense from the notification date until the redemption became effective ($1,176).

Interest on the 10-3/4% Senior Notes is payable semiannually on June 15 and December 15. Interest on the 12-1/4% Senior Subordinated Debentures is accreted to the principal balance through December 15, 1997. Semiannual interest payments commence on June 15, 1998. In connection with the issuance of this senior debt, the Company incurred financing costs of $6,858. These costs are being amortized over the lives of the Senior and Subordinated debt of 10 and 12 years, respectively. Amortization during fiscal 1993, 1994 and fiscal 1995 was $217, $649 and $784, respectively.

Tudor and certain of its subsidiaries have outstanding term loan arrangements with financial institutions. Most of these arrangements are secured by property.

The Spanish convertible debentures were issued by Tudor in December 1993 and are redeemable in December 1997. In October, as part of the Company's acquisition of Tudor, the Company repurchased 99,781 of the original 400,000 debentures issued by Tudor. In connection with the acquisition, the primary ex-shareholder of Tudor also relinquished its conversion rights on 299,887 debentures. Outstanding debentures bear interest payable semiannually.

In connection with the acquisition of BIG, on March 30, 1994, the Company issued $32,725 of British pound denominated Guaranteed Unsecured Loan Notes ("Loan Notes") to the previous owners of the acquired entity ($35,868 as of March 31,
1995). Interest is payable quarterly at the LIBOR rate less 5/8%. The Loan Notes are secured by a Company-purchased, British pound denominated certificate of deposit (cash equivalent) of equal amount ($35,868 as of March 31, 1995). On April 13, 1995, the certificate of deposit was redeemed and the proceeds were used to fully redeem the Loan Notes.

During fiscal 1994, the Company had an outstanding interest rate swap agreement with a commercial bank that reduced the impact of changes in interest rates on floating rate debt. This agreement effectively adjusted the floating interest rate to a fixed 9.08% on a notional principal of $27,500 through September 1997. This agreement was terminated in connection with the August 30, 1994 refinancing of the U.S. Credit Agreement. In March 1994, the Company terminated its interest rate collar agreements that limited the range of the Company's interest rate exposure on $32,500 of borrowings from LIBOR 7.15% to 12.00% through September 1994 and 1997 for the cap and floor portions, respectively. Effective December 1994, the Company entered into two interest rate collar agreements which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. These agreements effectively limit the LIBOR base interest rate on $100,000 of borrowings under the U.S. Credit Agreement to no more than 8% and no less than 5.5% graduating up

                      EXIDE CORPORATION AND SUBSIDIARIES
to 7.5% through December 30, 1997. During fiscal 1993, 1994 and 1995, the Company recognized $4,850, $2,433 and $24, respectively, of additional interest expense related to these swap and collar agreements. Additionally, effective May 17, 1995, the Company entered into an interest rate swap agreement which fixed the LIBOR base interest rate on a notional amount of $50,000 at 6.21% for two years.

Annual principal payments required under long-term debt obligations are as follows:

                   Fiscal Year                Amount
                   ----------                --------
                     1996                    $ 51,731
                     1997                      31,921
                     1998                      57,725
                     1999                      76,570
                     2000                      44,247
                     2001 and thereafter      307,931
                                             --------
                                             $570,125
                                             ========

7. EMPLOYEE BENEFIT PLANS:
   -----------------------

North American Pension Plans
- ----------------------------

The Company has noncontributory defined benefit pension plans covering substantially all hourly employees in North America. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. Substantially all salaried employees in North America are covered under a defined contribution plan, which requires the Company to contribute 4% of eligible employees' salaries on an annual basis.

A summary of the components of net periodic pension cost for the defined benefit plans and pension expense for the defined contribution plans for the years ended March 31, 1993, 1994 and 1995, is as follows:

                                                         1993      1994      1995
                                                       --------  --------  --------
Defined Benefit Plans:
  Service cost of current period                       $   573   $   616   $ 1,217
  Interest cost on projected benefit obligation          3,876     3,834     4,609
  Actual return on plan assets                          (2,716)   (5,809)    3,173
  Net amortization and deferrals                        (1,136)    2,058    (7,909)
                                                       -------   -------   -------
        Net defined benefit pension expense                597       699     1,090
  Defined Contribution Plan                              1,544     2,039     2,003
                                                       -------   -------   -------
        Total pension expense                          $ 2,141   $ 2,738   $ 3,093
                                                       =======   =======   =======

                      EXIDE CORPORATION AND SUBSIDIARIES

It is the Company's policy to make contributions sufficient to meet the minimum contributions required by law and regulation.

The following table sets forth the funded status and the amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                                                                March 31
                                                          --------------------
                                                            1994        1995
                                                          ---------  ----------
Actuarial present value of:
  Vested benefit obligation                               $ 58,005    $ 60,597
                                                          ========    ========

  Accumulated benefit obligation                          $ 60,138    $ 62,838
                                                          ========    ========
Actuarial present value of:
  Projected benefit obligation                            $ 61,490    $ 64,497
  Plan assets at fair value                                 51,179      48,833
                                                          --------    --------
  Plan assets less than projected benefit obligation       (10,311)    (15,664)
  Prior service cost                                         1,422       1,624
  Unrecognized net loss                                      2,406       9,124
  Additional minimum liability recognized                   (2,668)     (9,234)
                                                          --------    --------
  Accrued pension cost recognized in the
    consolidated balance sheet                            $ (9,151)   $(14,150)
                                                          ========    ========

The weighted average interest rates used in determining the projected benefit obligation were 8% and 8.5%, respectively, as of March 31, 1994 and 1995. The rate of increase in future compensation levels and the expected long-term rate of return on plan assets were 6.0% and 10.5%, respectively, as of March 31, 1994 and 1995. The pension plan assets are invested primarily in equity and fixed income securities.

Statement of Financial Accounting Standards ("SFAS") No. 87 requires that underfunded pension plans reflect an additional balance sheet liability if the excess of the accumulated benefit obligation over the plan assets exceeds the accrued pension liability. However, SFAS No. 87 also permits the Company to establish an intangible asset, not to exceed the unrecognized prior service cost, as an offsetting entry. Any remaining amount of additional liability that is not offset by the intangible asset must be offset through a charge against equity. Accordingly, the Company increased the additional minimum liability $2,285 in 1994 by increasing the intangible asset $443 and increasing the charge against equity $1,842 (tax effected to $1,182). In 1995, the Company increased the additional minimum liability $6,567 by increasing the intangible asset $55 and increasing the charge against equity $6,512 (tax effected to $4,197).

                      EXIDE CORPORATION AND SUBSIDIARIES

European Pension Plans
- ----------------------

European subsidiaries of the Company sponsor several defined benefit and defined contribution plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. In most cases, the defined benefit plans are not funded--book reserves are maintained. Benefit formulas are similar to those used by the U.S. plans.

Total pension expense related to the European plans was $4,111 in fiscal 1995. These programs are unfunded and, therefore, the accrued pension liability is included in Noncurrent Retirement Obligations. The accrued pension liability and the accumulated benefit obligation at March 31, 1995, for these plans is approximately $59,560, of which approximately $56,332 is vested. The discount rate used in determining the actuarial present value of the projected benefit obligation ranged from 7% to 9.5%, and the assumed increase in salaries ranged from 4% to 5%. In connection with the Company's plan to close certain facilities, the Company reflected a curtailment benefit related to the closed plants of approximately $10,300 in their opening balance sheet. This benefit is primarily attributable to the elimination of the future salary progression assumption.

8. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS:
   -------------------------------------------------------

The Company provides certain health care and life insurance benefits for a limited number of retired employees. In addition, a limited number of the Company's active employees may become eligible for those benefits if they reach normal retirement age while working for the Company. Prior to fiscal year 1994, the Company accounted for these costs on a pay-as-you-go basis. In the first quarter of fiscal year 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to recognize the cumulative effect of this accounting change by expensing $12,711, with no income tax effect because of the uncertainty of deductibility at that time. This amount represented the accumulated postretirement benefit obligation for current and future retirees at the beginning of fiscal year 1994. The Company's current policy is to fund the cost of postretirement health care and life insurance currently.

                      EXIDE CORPORATION AND SUBSIDIARIES

The following table sets forth the plan's postretirement benefit liability as of March 31:

                                                         1994       1995
                                                       --------   --------
Accumulated postretirement benefit obligation
  ("APBO"):
    Retirees, beneficiaries and dependents             $ 12,511   $ 10,370
    Fully eligible actives                                  791        400
    Not fully eligible actives                              814        450
                                                       --------   --------
      Total                                              14,116     11,220

Unrecognized (gain) loss                                 (1,484)     1,138
                                                       --------   --------
Accrued postretirement benefit cost recognized in the
  consolidated balance sheet                           $ 12,632   $ 12,358
                                                       ========   ========

The Company charges postretirement benefit costs as accrued, based on actuarial calculations. The net periodic postretirement benefit cost for fiscal 1994 and 1995 included the following components:

                                            1994    1995
                                           ------  ------
Service cost                               $  135  $   99
Interest cost                               1,019     856
                                           ------  ------
Net periodic postretirement benefit cost   $1,154  $  955
                                           ======  ======

The significant assumptions used to calculate the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation were a discount rate of 7.5% and 8.0%, respectively, and medical costs that are assumed to increase at a rate of 10.0% per year during fiscal 1995 grading down to 5.0% per year by 2004. The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of March 31, 1995, by approximately 9.0%, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately 9.0%.

9. INCENTIVE COMPENSATION PLAN:
   ----------------------------

On April 28, 1993, the Board of Directors adopted an incentive compensation plan for fiscal year 1994, under which certain members of the Company's management were granted 811,662 shares of the Company's Class A Common Stock. These shares vest over a five-year period and have certain restrictions related to sale, transferability, as well as employment with the Company. Upon complete vesting, participants must pay $2.25 per share, the estimated fair value at the grant date, prior to transferring such shares.

                      EXIDE CORPORATION AND SUBSIDIARIES

During fiscal 1995, a total of 40,000 restricted shares of the Company's common stock were granted to certain employees. The market value of the shares awarded ($1,935) has been recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five year vesting period and amounted to $129 in fiscal 1995.

10. INCOME TAXES:
    -------------

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 which requires the use of a liability method for accounting for deferred taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the fiscal years ended March 31, 1993, 1994 and 1995, are as follows:

                                                  1993       1994      1995
                                                 ------    -------   -------

     Current:
       Federal                                   $1,632    $ 1,286   $ 2,940
       State                                      1,768      1,366       218
       Foreign                                        -        876     2,865
                                                 ------    -------   -------
                                                  3,400      3,528     6,023
                                                 ------    -------   -------
     Deferred:
       Federal                                        -      6,866    (4,253)
       State                                          -        400      (911)
       Foreign                                        -          -     4,301
                                                 ------    -------   -------
                                                      -      7,266      (863)
                                                 ------    -------   -------
            Total provision                      $3,400    $10,794   $ 5,160
                                                 ======    =======   =======

Major differences between the federal statutory rate and the effective tax rate are as follows:

                                                           Percent of
                                                          Pretax Income
                                                  ---------------------------
                                                   1993       1994      1995
                                                  ------     ------    ------
Federal statutory rate                             34.0%      35.0%     35.0%
State taxes, net of federal benefit                14.4        4.1      (4.2)
Nondeductible goodwill                              8.3        3.5      15.3
Difference in rates on foreign  subsidiaries          -          -       0.8
Capital loss on sale of subsidiary                (21.0)         -         -
Changes in valuation allowance                        -       (2.5)     (2.5)
Other, net                                          5.0       (1.3)      3.7
                                                  -----       ----     -----
Effective tax rate                                 40.7%      38.8%     48.1%
                                                  =====       ====     =====

                      EXIDE CORPORATION AND SUBSIDIARIES

The net current and noncurrent components of deferred income taxes recognized in the consolidated balance sheet at March 31, 1994 and 1995, are as follows:

                                          1994     1995
                                         ------   -------
          Net current assets             $9,438   $19,388
          Net noncurrent assets               -    33,024
          Net noncurrent liabilities      3,058         -
                                         ------   -------
                                         $6,380   $52,412
                                         ======   =======

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1994 and 1995:

                                                         Deferred Tax
                                                     Assets (Liabilities)
                                                    ---------------------
                                                       1994        1995
                                                    ----------  ----------
      Depreciation/property basis                    $(19,095)   $(25,285)
      Operating loss and tax credit carryforwards      15,720      44,672
      Inventory basis difference                       (6,352)     (6,741)
      Compensation reserves                             1,285      22,218
      Environmental reserves                            6,071      12,888
      Retirement benefits                               7,675       6,494
      Interest                                          3,530       6,660
      Self-insurance                                    2,880       3,681
      Warranty                                          2,008       2,951
      Other                                             3,958      15,402
                                                     --------    --------
                                                       17,680      82,940
      Valuation allowance                             (11,300)    (30,528)
                                                     --------    --------
                                                     $  6,380    $ 52,412
                                                     ========    ========

As of March 31, 1995, the Company has net operating loss and tax credit carryforwards for U.S. income tax purposes of approximately $25,600 and $7,400, respectively, which expire in years 1996 through 2008. Certain of these carryforwards are preacquisition tax attributes, which will reduce goodwill upon realization. For financial reporting purposes, a valuation allowance of $11,300 has been recognized to offset the deferred tax assets related to these preacquisition tax attributes ($7,000) and certain nondeductible reserves which are not considered probable of realization.

During fiscal 1994 and 1995, the Company utilized approximately $38,000 and $3,000 of preacquisition net operating loss carryforwards, which resulted in the reduction of goodwill of approximately $12,000 and $1,000, respectively.

                      EXIDE CORPORATION AND SUBSIDIARIES

As of March 31, 1995, certain of the Company's European subsidiaries have net operating loss and tax credit carryforwards for income tax purposes of approximately $60,000 and $5,900, respectively, which expire in years 1995 through 1999. Certain of these carryforwards are preacquisition tax attributes, which will reduce goodwill upon realization. For financial reporting purposes, a valuation allowance of $19,128 has been recognized to offset the deferred tax assets related to these preacquisition tax attributes and certain nondeductible reserves which are not considered probable of realization.

During fiscal 1995, non-U.S. pretax income was approximately $19,000. Also, as of March 31, 1995, the Company has not provided for withholding or U.S. federal income taxes on approximately $9,000 of undistributed earnings of foreign subsidiaries as they are considered by management to be permanently reinvested.

11. RECEIVABLES SALE AGREEMENT:
    ---------------------------

The Company entered into a Receivables Sale Agreement with certain banks (the "Purchasers"), and under this agreement, the Purchasers have committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable of the Company, up to a maximum net investment of $50,000 (reduced from $75,000 effective February 17, 1994). As of March 31, 1994 and 1995, gross uncollected receivables sold under the Receivables Sale Agreement were $45,308 and $43,880, respectively. Loss on receivables sold under this agreement for the years ended March 31, 1993, 1994 and 1995, were $2,075, $1,593 and $1,467, respectively, and are included in Other Expense.

12. RELATED-PARTY TRANSACTIONS:
    ---------------------------

The Company is party to an agreement with Yuasa-Exide, Inc., a 13.5% owned affiliate, whereby the Company provides facilities and certain administrative support to Yuasa-Exide, Inc. During fiscal 1993, 1994 and 1995, the Company received payments under this agreement of $948, $694, and $174, respectively.

In July 1988, the Company entered into a net lease with a corporation whose stockholders include certain officers and employees of the Company. This corporation owns approximately 70 acres of land and certain buildings in Michigan that the Company uses for customer meetings and other business purposes. The lease expires in 1996 and provides for quarterly rental payments during the term of $26. In addition, the Company has the option, exercisable at any time during the term, to purchase the leased property at its appraised market value. The Company believes the terms of the lease are no less favorable to it than those that could have been obtained from nonaffiliated parties.

                      EXIDE CORPORATION AND SUBSIDIARIES

The Company used $6,500 of the net proceeds from its IPO to purchase for liquidation value all of the outstanding shares of preferred stock of the Company's predecessor, substantially all of which was held by WSI and certain members of management.

In connection with the secondary offering in March 1994, the Company paid the offering expenses with respect to shares sold by Messrs. Hawkins, Pearson and Rankin and WSI (except their underwriters' discount) as required by an agreement pursuant to which WSI and certain current and past members of management had certain rights requiring the Company to register their shares for sale.

13. ENVIRONMENTAL MATTERS:
    ----------------------

The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, processing, recycling, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to the monitoring of employee health in North America and, to a lesser extent, in Europe. Except as disclosed herein, the Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

To protect the environment, minimize future liability and help ensure a stable supply of lead to its battery manufacturing facilities, the Company has developed a comprehensive materials recycling program. This program consists of reverse distribution of spent batteries through the Company's wholesale distribution system and open market purchasing of lead-bearing materials. In the U.S., these materials are processed at the Company's smelters to make lead alloys for use in the battery plants and plastic pellets for case manufacturing at the Company's plastic molding facility in Lampeter, Pennsylvania. The Company is the third largest secondary lead producer in the United States. Currently, the Company does not recycle spent sulfuric acid from spent batteries, but is actively pursuing recycling methods. The Company employs over 70 full-time staff to ensure compliance with environmental, safety and health laws and regulations at its various facilities. The Company also maintains numerous permits with the U.S. Environmental Protection Agency ( the "EPA") and state and provincial agencies which allow the Company to legally operate its facilities and transport, store and recycle spent batteries, lead-bearing materials and wastes, and certain other hazardous wastes.

NORTH AMERICA

The Company has been advised by the EPA that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 46 federally defined Superfund or state equivalent

                      EXIDE CORPORATION AND SUBSIDIARIES
sites. At 16 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and which are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, which share is based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below. Because the Company's liability under such statutes may, as a technical matter, be imposed on a joint and several basis, the Company's liability may not necessarily be based on volumetric allocations and could be greater than the Company's estimates. Management believes, however, that its PRP status at these Superfund sites will not have a material adverse effect on the Company's business or financial condition because, based on the Company's experience, it is reasonable to expect that liability will be roughly proportionate to its volumetric contribution of waste to the sites.

The Company is the primary PRP at four Superfund sites. Other than these four sites, the Company's volumetric allocation exceeds 5% at only eight such Superfund sites (with respect to two of which the Company's share of liability has been paid) and its volumetric allocation at the six sites where the Company's liability has not yet been paid averages 13.2%. At all other sites, the Company's volumetric allocations are currently estimated to be less than 5% of the total waste of the site.

The Company is the primary PRP at the Brown's Battery site located in Pennsylvania. The site was operated by third-party owners in the 1960s and early 1970s. The EPA issued a final Record of Decision ("ROD") adopting an innovative technology developed by the Company which, though not yet used for lead remediation on a production volume basis, is lower in cost than other prevailing options and offers to the Company and EPA additional significant potential enhancements for remediation of other similar sites. The cost of remediation for this approach is estimated to be approximately $16,000, a substantial portion of which would constitute capital improvements. If the innovative technology is not commercially feasible, the alternative remediation plan, which entails relocation of contaminated soil, would be employed at a cost (estimated by EPA) of approximately $30,000. The Company has tested and is actively developing the innovative technology. The Company has established its reserves based upon the innovative technology remediation plan, net of amounts to be capitalized and not considering potential insurance recovery.

The Company is also the primary PRP at the Wortham Lead Salvage State Superfund Site located in Texas, another site that was owned and operated by third parties. Remediation of the Wortham Site is expected to have a cost of $770.

                      EXIDE CORPORATION AND SUBSIDIARIES

The Company is also the primary PRP at the Seventh Street Lead Site located in Iowa, another site that was owned and operated by third parties. Remediation of the Seventh Street Site was completed in January 1994, and the Company paid $1,300 as its share of liability. The EPA has determined that the Company is in full compliance with the unilateral order issued by the EPA to the Company and other PRPs.

Also, the Company is the primary PRP at the Jones Tire & Battery Superfund Site in Alabama. Like the other sites listed above, the Company never owned or operated this site. Accordingly, the Company's volumetric share of the waste found at this site was fairly small. Because of the large number of nonpaying PRPs, however, the Company has paid the largest single share of the expenses to date. The paying PRPs have collectively paid nearly $4,000 at this site, of which the Company has paid approximately $1,300. As a result of the Company's efforts, the remediation of soils and waste materials found at the site is nearly complete, although discussions regarding the future of this site are continuing with the EPA. The Company has commenced litigation against those PRPs who have declined to fund their share of the cleanup and currently believes that much of the additional funds which the Company has been forced to expend on this matter will be recovered through that litigation.

The Company is also involved in the assessment and remediation of various other properties, including certain Company-owned or -operated facilities. Such assessment and remedial work is being conducted pursuant to a number of state and federal environmental laws and with varying degrees of involvement by state and federal authorities. Where reasonably estimable, the costs of such projects have been accrued in reserves established by the Company, as discussed further below. In addition, several environmental matters concerning the Company are pending in federal and state courts or with regulatory agencies.

South Carolina environmental officials have alleged that the Company improperly disposed of soil from the Company's Greer, South Carolina facility in 1991. The Company, in consultation with South Carolina authorities, reexcavated and disposed of the soil. Federal authorities are investigating this incident, which may result in civil or criminal action being taken against the Company. The Company does not now believe that this matter will result in any civil or criminal action having a material adverse effect on its business or financial condition.

The Company's Bristol, Tennessee facility was previously contaminated by Unisys Corporation's ("Operating Owner") manufacturing operations. The location was designated by the State of Tennessee as a "Superfund" site in 1988. Under the direction of the State of Tennessee, the Operating Owner has, at its own expense, completed soil remediation at the site and is in the process of completing a groundwater cleanup. In 1990, the Operating Owner discontinued manufacturing at the facility and in 1993 sold it to an investor ("Investor") who did not operate it. The Company purchased the facility from a

                      EXIDE CORPORATION AND SUBSIDIARIES
party ("Seller") who obtained title to the property from the Investor. As part of the Company's purchase, the Seller agreed to indemnify the Company with respect to environmental conditions in existence at the time of purchase. The State of Tennessee has informed the Company that it considers the Operating Owner to be primarily responsible for any contamination existing at the facility at the time of the Company's purchase.

Pursuant to the debt refinancing completed in fiscal 1993, the Company agreed with one of the former holders of its preferred stock to provide certain environmental management services and to indemnify such holder for certain potential environmental liabilities. The Company established an additional environmental reserve of $6,000 with respect to this liability, which the Company believes will be adequate.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 1995, the amount of such reserves on the Company's balance sheet was $21,822.
Of this total amount, $4,072 was included in "Other accrued liabilities" and $17,750 was included in "Other Noncurrent Liabilities." These reserves consist of amounts accrued for active Company facilities, closed facilities, and 11 of the Superfund sites. They also include a general allowance for other Superfund sites where the Company's exposure is estimated to be less than $100 per site. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

In 1993, the CNA Insurance Companies ("CNA") filed a declaratory judgment lawsuit in Delaware state court. CNA seeks to have the court determine that CNA owes no duty to the Company for costs of defending environmental actions and for response costs, property damage and bodily injury claims stemming from environmental conditions. In addition to suing the Company, the CNA Action names Northwest Industries and over 75 other insurance companies as defendants. In 1994, Exide filed a cost recovery action against CNA and other insurance companies in Illinois state court. The Company seeks to have the court determine that each of the insurance companies owes the Company a duty to defend and reimburse for certain property damage and bodily injury arising from environmental conditions that the Company allegedly caused, suffered or allowed. The Company intends to vigorously defend the suit and vigorously pursue recovery. While the ultimate outcome of these lawsuits is uncertain, after consultation with legal counsel, management does not

                      EXIDE CORPORATION AND SUBSIDIARIES
believe the resolution of these matters will have a material adverse effect on the Company's business, financial condition or results of operations.

EUROPE

The Company is subject to numerous environmental, health and safety requirements and is exposed to differing degrees of liabilities and compliance costs arising from its past and current manufacturing and recycling activities in various European countries. The laws and regulations applicable to such activities differ from country to country and also substantially differ from the United States laws and regulations. Except as disclosed herein, the Company believes, based upon reports from its foreign subsidiaries and/or independent qualified opinions, that it is in substantial compliance with all material environmental, health and safety requirements in each country.

At the lead-acid battery manufacturing facility in Malpica, Spain, and at the Sonalur secondary lead smelting facility in Azambuja, Portugal, treated wastewater is discharged in excess of permit levels for lead. At the Torrejon de Ardoz nickel-cadmium battery manufacturing facility, treated wastewater is discharged in excess of permit levels for cadmium. The Company is working cooperatively with appropriate authorities to make improvements to the wastewater treatment plants at each facility. It is possible that the Company could be subject to fines or penalties with regard to these violations. The cost to upgrade the facilities to attain compliance is not expected to be material. The subject violations are not expected to interfere with continued operations at the subject facilities.

The Company expects that its European operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country.

As a result of the Company's plan to consolidate its European manufacturing operations, it is probable that certain environmental costs will be incurred. A preliminary estimate of the probable liability has been included in the Tudor purchase price allocation.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:
    ------------------------------------

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting market data to develop the estimates for fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                      EXIDE CORPORATION AND SUBSIDIARIES

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

     Cash and cash equivalents, accounts receivable and accounts payable--the carrying amounts of these items are a reasonable estimate of their fair values at March 31, 1995.

     Investments in affiliates--the estimated fair value of these items could not be obtained without incurring excessive costs as these investments have no quoted market price.

     Investment in limited partnership--the estimated fair value of this item was determined based upon quoted market values of the related underlying assets.

     Long-term receivables--the carrying amounts of these items are a reasonable estimate of their fair value.

     Short-term borrowings--

          Borrowings under the line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

     Long-term debt--

          Borrowings under the credit agreement have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

          Senior notes and senior subordinated debentures are traded occasionally in public markets.

          Interest rate protection agreements have no carrying value; however, if the Company were to terminate these agreements at March 31, 1995, the Company would be obligated to pay $477.

                      EXIDE CORPORATION AND SUBSIDIARIES

The carrying values and estimated fair values of the Company's financial instruments for which the amounts differ are as follows at March 31, 1995:

                                           Carrying  Estimated
                                            Value    Fair Value
                                           --------  ----------

     Investments in Limited Partnership    $  1,600    $  2,436
     Long-Term Debt:
       Senior Notes                         150,000     149,625
       Senior Subordinated Debentures        79,772      79,750

15. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

The Company is currently a defendant in a claim brought by one of the Company's competitors alleging patent infringement. The claim went to trial and the jury ruled that one of the subject patents was valid and infringed. A separate trial was held for the award of damages and, in April 1995, the plaintiff was awarded damages and interest (through June 1995) of approximately $5,300. The Company's outside counsel believes the verdict of the jury trial was incorrect and has advised that there is a high likelihood that the Company will prevail on appeal. Therefore, management does not believe the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

A patent infringement suit was filed in the U.S. District Court in Oregon against the Company in January 1995 by Tekmax, Inc. The suit alleges infringement of Tekmax patents dealing with a device to insert battery plates into battery separators and processes for doing so. The complaint alleges damages in excess of the jurisdictional requirement of $50 (although plaintiff requested $6 million before the suit was filed). Exide has denied infringement and asserted that such patents are invalid. Discovery has just begun and will continue for the foreseeable future. An intelligent assessment of this matter cannot now be made.

The Company is currently involved in three related lawsuits pending in state and federal court in Alabama. The actions concern allegations that the Company sold used batteries as new. Two of the actions are in state court. An action by a purported nationwide class of more than 1,000 consumers of Exide batteries is entitled Eddie Walton Davis, et al. v. Exide Corporation, et al. An action by a purported nationwide class of more than 1,000 resellers of Exide batteries is entitled Charlie Mathews v. Exide Corporation, et al. Neither class has been certified. Both state court actions seek unspecified compensatory and punitive damages and injunctive relief. The federal court action is a wrongful termination suit by a former branch manager of Exide who claims he was terminated for refusing to sell used batteries as new and is entitled Charles Harris v. Exide Corporation. All three actions are in preliminary stages of pretrial discovery. The Company disputes all allegations and intends to vigorously defend itself.

                      EXIDE CORPORATION AND SUBSIDIARIES

In addition, the Company is involved in various claims and litigation incidental to the conduct of its business which are not considered material to the Company's financial condition or results of operations.

Following is a summary of future minimum payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 1995:

               Fiscal Year             Amount
               -----------             ------
                 1996                  $21,553
                 1997                   17,685
                 1998                   12,039
                 1999                    9,397
                 2000                    6,111
                 2001 and thereafter    11,109
                                       -------
                                       $77,894
                                       =======

Rent expense amounted to $14,013, $14,322 and $21,994 for the fiscal years ended March 31, 1993, 1994 and 1995, respectively.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):
    ----------------------------------------------

The following is a summary of the Company's unaudited quarterly consolidated results of operations for the fiscal years ended March 31, 1994 and 1995:

                                                                                  Quarter Ended
                                                               -------------------------------------------------
                                                                July 4,       October 3,   January 2,  March 31,
                                                                 1993           1993          1994       1994
                                                               --------       ----------   ----------  ---------
                                                                   (In thousands, except per-share amounts)

Net sales                                                      $130,761       $177,868     $185,661   $185,359
Gross profit                                                     28,269         47,224       46,086     36,674
Income (loss) before cumulative effect
  of accounting change                                           (2,139)        10,037        7,588      1,731
Net income (loss)                                               (14,850)        10,037        7,588      1,731
Net income (loss) per common share:
   Income (loss) before cumulative
     effect of accounting change                               $   (.25)      $   1.12     $    .62   $    .12
   Cumulative effect of accounting
     change                                                       (1.46)             -            -          -
                                                               --------       --------     --------   --------
Net income (loss) per common share                             $  (1.71)      $   1.12     $    .62   $    .12
                                                               ========       ========     ========   ========

                      EXIDE CORPORATION AND SUBSIDIARIES

                                                                                              Quarter Ended
                                                                          -----------------------------------------------
                                                                           July 3,      October 2,   January 1, March 31,
                                                                            1994          1994          1995      1995
                                                                          --------      --------     --------   ---------
                                                                               (In thousands, except per-share amounts)
Net sales                                                                 $165,067      $233,142     $436,796   $363,541
Gross profit                                                                40,617        56,007       98,530     70,526
Income (loss) before extraordinary
  loss                                                                         (41)       10,038       10,453    (15,959)
Net income (loss)                                                              (41)        6,441       10,453    (15,959)
Net income (loss) per common share:
  Income (loss) before extraordinary
    loss                                                                  $      -      $    .68     $    .69   $   (.80)
Extraordinary loss                                                               -          (.24)           -          -
                                                                          --------      --------     --------   --------
Net income (loss) per common share                                        $      -      $    .44     $    .69   $   (.80)
                                                                          ========      ========     ========   ========

17. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION
    --------------------------------------------

The Company is primarily engaged in one industry segment, namely, the manufacture, distribution and sale of lead acid batteries and related accessories. Financial information, summarized by geographic area, is as follows:

                                     North
                                    America    Europe      Other    Consolidated
                                   ---------  ---------  ---------  ------------
Year ended March 31, 1995:
  Sales to unaffiliated
    customers                      $ 825,133  $ 373,413  $       -  $  1,198,546
                                   =========  =========  =========  ============
Operating profit                   $  35,934  $  28,228  $       -  $     64,162
                                   =========  =========  =========  ============
Identifiable assets                $ 691,234  $ 783,897  $ 162,458  $  1,637,589
                                   =========  =========  =========  ============

Other includes cash and cash equivalents, deferred tax assets, investments and deferred financing costs.

18. SUBSEQUENT EVENTS:
    ------------------

On May 18, 1995, the Company acquired 99.7% of the outstanding capital stock of Compagnie Europeene d'Accumulateurs S.A. ("CEAC") for approximately $425,000 in cash ($553,500 less assumed debt of $131,900 plus interest from March 31, 1995 of $3,400). Exide financed the acquisition with the April 1995 issuance of $300,000 of 10% Senior Notes repayable in April 2005 and the proceeds from the Company's December 1994 common stock offering. The proceeds from the December 1994 common stock offering were utilized

                      EXIDE CORPORATION AND SUBSIDIARIES
to temporarily reduce the Company's Revolving Loans under the U.S. Credit Agreement at March 31, 1995. In connection with the CEAC acquisition, the Company paid $4,568 of additional interest to amend the terms of its 10-3/4% Senior Note indentures and its 12-1/4% Senior Subordinated Deferred Coupon Indentures. Such costs have been deferred and are being amortized over the remaining lives of such debt. CEAC, which is headquartered in France, is a leader in the European battery market with annual sales of approximately $800,000, primarily in France, Italy and Germany.

The following unaudited pro forma consolidated statement of operations illustrates the estimated effect of the CEAC acquisition, as if the transaction, along with the pro forma effects of the fiscal 1995 acquisitions (see Note 3), were consummated on April 1, 1994:


Net sales                                                        $2,263,368
Cost of sales                                                     1,715,545
                                                                 ----------
           Gross profit                                             547,823

Selling, general and administrative expenses                        431,931
                                                                 ----------
           Operating income                                         115,892

Interest expense, net                                               115,324
Other expense                                                         2,252
                                                                 ----------
           Loss before income taxes and minority interest            (1,684)

Provision for income taxes                                            6,062
                                                                 ----------
           Loss before minority interest                             (7,746)

Minority interest                                                     2,079
                                                                 ----------
           Loss before extraordinary item                        $   (9,825)
                                                                 ==========
Pro forma earnings per common share:

           Loss before extraordinary item                            $(0.61)
                                                                 ==========

Pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are, under most circumstances, not permitted. The above unaudited pro forma financial information is not necessarily indicative of the results that would actually have been obtained if the transactions had been effected on the date indicated or that may be obtained in the future.

                                                                     SCHEDULE II



                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                ----------------------------------------------

                            (Amounts in thousands)
                            ----------------------

                                                                                                Balance
                                         Balance at    Additions                                   at
                                         Beginning     Charged to                                End of
                                         of Period      Expenses   Write-offs       Other        Period
                                         ---------     ----------  ----------   --------------  --------
YEAR ENDED MARCH 31, 1995:
  Allowance for doubtful
    accounts
                                         $   4,846     $    3,238  $  (12,508)  $  27,698  (1)  $ 23,274
                                         =========     ==========  ==========   =========       ========

YEAR ENDED MARCH 31, 1994:
  Allowance for doubtful
    accounts                             $   4,771     $      379  $   (1,725)  $   1,421  (1)  $  4,846
                                         =========     ==========  ==========   =========       ========

YEAR ENDED MARCH 31, 1993:
  Allowance for doubtful
    accounts                             $   6,712     $    2,214  $   (2,180)     (1,975) (2)  $  4,771
                                         =========     ==========  ==========   =========       ========


(1)  Principally from the acquisitions of certain businesses.

(2)  Sale of the Company's subsidiary ESB Puerto Rico.