Form 10-K/A
period 1995-03-31
EXIDE CORP
filed 1995-07-20
CIK 813781

===================================================================


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-K / A





    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended      March 31, 1995

                 Commission file Number    1-11263

                           EXIDE CORPORATION
          (Exact name of registrant as specified in its charter)

                            AMENDMENT NO. 1




    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its report for the year ended March 31, 1995 on Form 10K as set forth in the pages attached hereto:

                 Exhibit 27 - Financial Data Schedule



============================================================================

                               SIGNATURES
                               ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EXIDE CORPORATION
                                        -----------------

                                        By: /s/ Arthur M. Hawkins
                                        -------------------------
                                        Arthur M. Hawkins, President
                                        Principal Executive Officer

                                        BY:  /s/ Alan E. Gauthier
                                        -------------------------
                                        Alan E. Gauthier
                                        Principal Financial and
                                        Accounting Officer
                                        (Authorized Signatory)
    Date:    July 21, 1995
             -------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    By:  /s/ Arthur M. Hawkins          By: /s/ Douglas N. Pearson
    --------------------------          --------------------------
    Arthur M. Hawkins, President        Douglas N. Pearson, Executive
    Chairman of the Board and Director  Vice President, President - North
                                        American Operations and Director

    By:  /s/ William J. Rankin          By:  /s/ Timothy O. Fisher
    --------------------------          --------------------------
    William J. Rankin, Executive Vice   Timothy O. Fisher
    President and Director              Director

    By:  /s/ Lawrence M. Wagner         By:  /s/ Robert H. Irwin
    ---------------------------         ------------------------
    Lawrence M. Wagner                  Robert H. Irwin
    Director                            Director

    By:  /s/ Earl Dolive                By:  /s/ Arthur R. Taylor
    --------------------                -------------------------
    Earl Dolive                         Arthur R. Taylor
    Director                            Director