Form 10-Q
period 1995-07-02
EXIDE CORP
filed 1995-08-16
CIK 813781

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                   For the fiscal quarter ended July 2, 1995

                        Commission File Number 1-11263


                               EXIDE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                          23-0552730
------------------------------------                   -------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification Number)


1400 N. Woodward Ave., Bloomfield Hills, Michigan                48304
-------------------------------------------------      -------------------------
    (Address of principal executive offices)                   Zip Code


                                (810) 258-0080
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)


  Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X       No
                               ---------      ---------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

  As of August 15, 1995, 19,991,810 shares of common stock were outstanding.

--------------------------------------------------------------------------------

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION
-------------------------------------

Item 1.    Financial Statements (unaudited except for March 31, 1995
              Consolidated Balance Sheet).

                   -  Condensed Consolidated Balance Sheets --
                         July 2, 1995 and March 31, 1995.

                   -  Condensed Consolidated Statements of Operations --
                         for the three months ended July 2, 1995 and for the three months ended July 3, 1994.

                   -  Consolidated Statements of Cash Flows --
                         for the three months ended July 2, 1995 and for the three months ended July 3, 1994.

                   -  Notes to Condensed Consolidated Financial Statements --
                         July 2, 1995.


Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations.





PART II.        OTHER INFORMATION
---------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders
                      None

Item 6.    Selected Financial Data

           6 (a).  Exhibits filed with this report.
                   Exhibit 27 - Financial Data Schedules



SIGNATURE
---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per-share data)

                                                                             July 2,                    March 31,
                                                                              1995                        1995
                                                                           (Unaudited)
                                                                           -----------                  ---------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                              $      52,886               $      63,361
   Receivables, net of allowance for doubtful
     accounts of $47,785 and $23,274                                            581,269                     317,466
   Inventories                                                                  646,677                     476,481
   Prepaid expenses and other                                                    69,943                      34,707
   Deferred income taxes                                                         33,333                      19,388
                                                                          -------------               -------------
       Total current assets                                                   1,384,108                     911,403
                                                                          -------------               -------------

PROPERTY, PLANT AND EQUIPMENT                                                   741,848                     555,925
   Less- Accumulated depreciation                                              (153,893)                   (132,049)
                                                                          -------------               -------------
       Total property, plant and equipment, net                                 587,955                     423,876
                                                                          -------------               -------------

OTHER ASSETS:
   Goodwill                                                                     499,988                     185,111
   Investments in affiliates                                                     33,310                      36,095
   Deferred financing costs                                                      27,629                      21,590
   Deferred income taxes                                                         39,678                      33,024
   Other                                                                         31,074                      26,490
                                                                          -------------               -------------
                                                                                631,679                     302,310
                                                                          -------------               -------------

       Total assets                                                       $   2,603,742               $   1,637,589
                                                                          =============               =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                                  $     111,904               $      75,010
   Current maturities of long-term debt                                          30,524                      51,731
   Accounts payable, trade and other                                            305,366                     191,534
   Accrued expenses                                                             339,853                     197,253
                                                                          -------------               -------------
       Total current liabilities                                                787,647                     515,528
                                                                          -------------               -------------

LONG-TERM DEBT                                                                1,134,034                     518,394
                                                                          -------------               -------------

OTHER NONCURRENT LIABILITIES                                                    226,426                     162,891
                                                                          -------------               -------------

DEFERRED INCOME TAXES                                                             2,615                          --
                                                                          -------------               -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                49,993                      27,546
                                                                          -------------               -------------

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value 30,000,000 shares authorized;
     19,991,810 shares issued and outstanding                                       200                         200
   Additional paid-in capital                                                   443,446                     443,446
   Retained earnings (deficit)                                                  (40,913)                    (25,837)
   Notes receivable--stock award plan                                            (1,774)                     (1,774)
   Unearned compensation                                                         (1,709)                     (1,806)
   Minimum pension liability adjustment                                          (5,527)                     (5,527)
   Cumulative translation adjustment                                              9,304                       4,528
                                                                          -------------               -------------
       Total stockholders' equity                                               403,027                     413,230
                                                                          -------------               -------------

       Total liabilities and stockholders' equity                         $   2,603,742               $   1,637,589
                                                                          =============               =============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
            (Amounts in thousands, except share and per share data)

                                                 For the three months ended
                                                -----------------------------
                                                  July 2,          July 3,
                                                   1995              1994
                                                ------------    -------------
NET SALES                                        $   432,320      $   165,067

COST OF SALES                                        343,226          124,450
                                                  ----------       ----------

     Gross profit                                     89,094           40,617
                                                  ----------       ----------

OPERATING EXPENSES:
     Selling, marketing  and advertising              51,933           20,914
     General and administrative                       32,473           11,148
                                                  ----------       ----------
                                                      84,406           32,062
                                                  ----------       ----------
               Operating profit                        4,688            8,555
                                                  ----------       ----------

OTHER (INCOME) EXPENSE:
     Interest                                         25,125            7,731
     Other, net                                        2,253              318
                                                  ----------       ----------
                                                      27,378            8,049
                                                  ----------       ----------
               Income (loss) before income
                  taxes and minority interest        (22,690)             506


PROVISION FOR INCOME TAXES                            (7,545)             547
                                                  ----------       ----------

               Income (loss) before minority
                  interest                           (15,145)             (41)

MINORITY INTEREST                                       (467)              --
                                                  ----------       ----------

               Net income (loss)                 $   (14,678)     $       (41)
                                                  ==========       ==========

NET INCOME (LOSS) PER COMMON SHARE               $     (0.74)     $        --
                                                  ==========       ==========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                            19,953,517       14,758,335
                                                  ==========       ==========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)

                                                              For the three months ended
                                                            ------------------------------
                                                               July 2,          July 3,
                                                                 1995             1994
                                                            -------------    -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net income (loss)                                       $    (14,678)    $        (41)
     Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities -
         Depreciation and amortization                             22,635            8,639
         Deferred income taxes                                       (423)              --
         Interest expense on zero-coupon convertible notes          2,436            2,187
         Provision for losses on accounts receivable                  899              303
         Minority interest in subsidiary income (loss)               (467)              --
     Changes in assets and liabilities excluding
       effects of acquisitions -
         Receivables                                               (7,498)           7,658
         Inventories                                               (1,300)         (36,602)
         Prepaid expenses and other                                   524               93
         Payables and accrued expenses                            (41,355)          (4,404)
         Other, net                                                (2,724)          (2,059)
                                                              -----------      -----------
             Net cash used in operating activities                (41,951)         (24,226)
                                                              -----------      -----------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
     Acquisitions of net assets of certain businesses            (381,226)            (517)
     Investment in Evanite                                             --          (33,721)
     Capital expenditures                                         (19,590)         (17,585)
     Proceeds from sale of property, plant and equipment              432                4
                                                              -----------      -----------
             Net cash used in investing activities               (400,384)         (51,819)
                                                              -----------      -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Increase in short-term borrowings                             25,766               --
     Borrowings under U.S. Credit Agreements                      159,000           75,000
     Repayment of U.S. Credit Agreement borrowings                 (2,750)              --
     Repayment of European term loan                               (1,905)              --
     Dividends paid                                                  (399)            (295)
     Issuance of 10% senior notes                                 300,000               --
     Payoff of British unsecured loan notes                       (35,282)              --
     Payment to acquire additional ownership of subsidiary         (3,565)              --
     Increase in other debt                                           289            1,593
     Deferred financing costs                                      (9,418)              --
                                                              -----------      -----------
             Net cash provided by financing activities            431,737           76,298
                                                              -----------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               123            1,152

NET INCREASE IN CASH AND CASH EQUIVALENTS                         (10,475)           1,405
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     63,361           33,707
                                                              -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $     52,886     $     35,112
                                                              ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for-
          Interest (net of amount capitalized)               $     16,874     $      8,947
          Income taxes                                       $      2,227     $      1,415

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 2, 1995
            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)




(1)   BASIS OF PRESENTATION
---------------------------

The consolidated financial statements include the accounts of Exide Corporation (the "Company") and all of its majority-owned subsidiaries, except certain foreign companies that are not material. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1995 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited (except for Balance Sheet information presented at March 31, 1995). In the opinion of management, the accompanying condensed consolidated financial information reflects all adjustments necessary to present fairly the results of operations and financial position for the periods presented.

Prior year financial statements have been reclassified to conform to the current year presentation.


(2)   ACQUISITIONS
------------------

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

In October 1994, the Company acquired approximately 89.4% of the outstanding capital stock and approximately 25% of the convertible debentures of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for 1,145 pesetas per share or approximately $229,000. In December, one of the shareholders of Tudor stock sold its remaining 5% ownership in Tudor to Tudor at the tender offer price in accordance with the terms of the purchase agreement. After completion of this sale and subsequent open market purchases of Tudor stock, the Company's effective ownership in Tudor is approximately 95.7%. In addition, the Company has provided a letter of credit which guarantees payment of the convertible bonds held by that same shareholder. Tudor, which is based in Spain, is the third largest battery manufacturer/distributor in Europe with sales of approximately $500,000 annually. Tudor manufactures both automotive and industrial batteries and markets its products in Western Europe, most notably in Spain, Portugal, Germany, Finland, Norway and Sweden.

This acquisition was accounted for as a purchase and the results of operations of Tudor are included in the Company's consolidated statement of operations effective October 3, 1994. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. Estimated goodwill is being amortized over 40 years.

In May of 1995, the Company acquired 99.7% of the outstanding stock of Compagnie Europeene d' Accumulateurs S.A. ("CEAc") for approximately $425,000 in cash ($553,500 less assumed debt of $131,900 plus interest from March 31, 1995 of $3,400). Exide financed the acquisition with the April 1995 issuance of $300,000 of 10% Senior Notes repayable in April 2005 and the proceeds from the Company's December 1994 stock offering which raised $247,500 through the issuance of 5,175,000 additional shares of common stock. In connection with the CEAc acquisition, the Company paid $4,568 of additional interest to amend the terms of its 10-3/4% Senior Note indentures and its 12-1/4% Senior Subordinated Deferred Coupon Indentures. Such costs have been deferred and are being amortized over the remaining lives of such debt. CEAc, which is headquartered in France, is a leader in the European battery market with annual sales of approximately $800,000, primarily in France, Italy and Germany.

This acquisition was accounted for as a purchase and the results of operations of CEAc are included in the Company's consolidated statement of operations effective June 1, 1995. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. Estimated goodwill is being amortized over 40 years.

The preliminary allocation of the purchase price is as follows:

      Cash                                               $       47,374
      Accounts receivable, net                                  249,039
      Inventories                                               159,336
      Prepaid expenses and other                                 45,874
      Property, plant and equipment, net                        159,870
      Other noncurrent assets                                    12,339
      Accounts payable and accrued expense                     (291,473)
      Long-term debt (including current maturities
         and short-term borrowings)                            (176,341)
      Other noncurrent liabilities                              (64,651)
      Minority interest                                         (25,362)
                                                          --------------
                                                                116,005
      Cash consideration                                        433,079
                                                          --------------
      Preliminary estimate of goodwill                   $      317,074
                                                          ==============

The following unaudited pro forma consolidated information for the three months ended July 2, 1995 and July 3, 1994, illustrates the estimated effect of the CEAc, Tudor and Evanite acquisitions and the related financings thereof, as if all the transactions were consummated as of the beginning of each period presented.

                                                                      For the
                                                                 three months ended
                                                              July 2,            July 3,
                                                               1995               1994
                                                          --------------    ----------------
      Net sales                                          $      555,351    $        471,762
      Operating income                                            2,299              18,573
      Net income (loss)                                         (22,372)             (9,521)

      Pro forma earnings per common share:
          Net income (loss)                              $        (1.12)   $          (0.48)


The above unaudited pro forma financial information may not be indicative of the results that would actually have been obtained if the transactions had been effected on the dates indicated or that may be obtained in the future.

(3)  INVENTORIES
----------------

The components of inventories as of July 2, 1995 and March 31, 1995, are as follows:

                                             July 2, 1995     March 31, 1995
                                             ------------     --------------

           Raw materials                   $      131,115   $       98,872

           Work-in-process                         69,902           43,840

           Finished goods                         445,660          333,769
                                            -------------    -------------

                                           $      646,677   $      476,481
                                            =============    =============

The Company uses the last-in, first-out (LIFO) cost method for both tax and financial reporting purposes for valuing approximately 40% of its inventories. The remaining inventories are valued on the first-in, first-out (FIFO) cost method. If all inventories had been determined using the FIFO method, such inventories would have been $629,610 at July 2, 1995 and $459,414 at March 31, 1995.


(4)  SHORT-TERM BORROWINGS
--------------------------

At July 2, 1995 and March 31, 1995, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by the Company's foreign subsidiaries totaling $111,904 and $75,010, respectively. Certain of these borrowings are secured by receivables, inventories and property. These facilities, which are typically for one year renewable terms, generally bear interest at current market rates plus up to 1%. As of July 2, 1995 and March 31, 1995, the weighted average interest rate on these borrowings was 8.9%. At July 2 ,1995 and March 31, 1995, $12,456 of short-term borrowings have been classified as other long-term debt since the Company has the ability and intent to refinance such amounts during fiscal 1996.

(5)  LONG-TERM DEBT

Following is a summary of the Company's long-term debt at July 2, 1995 and March 31, 1995:

                                                        July 2,              March 31,
                                                         1995                  1995
                                                     -----------           -----------
U.S. Credit Agreement borrowings
   primarily at LIBOR plus 2.5% at
   July 2, 1995 (8.6%) and LIBOR plus
   2.5% at March 31, 1995 (8.8%)                    $    350,750          $    194,500

10% Senior Notes, due April 15, 2005                     300,000                    --

10-3/4% Senior Notes, due
   December 15, 2002                                     150,000               150,000

12-1/4% Senior Subordinated Deferred
   Coupon Debentures, due
   December 15, 2004                                      82,208                79,772

European Facilities Agreement borrowings
   at PIBOR or LIBOR plus 1% (8.2%)                      154,275                    --

European Term Loans at rates
   ranging from 3.5% to 11.9% due
   March 31, 2006.                                        79,033                63,286

Spanish Convertible Debentures at
   average one year MIBOR revisable
   every six months (10.6% at July 2, 1995
   and 9.6% at March 31, 1995)                            24,858                23,699

Guaranteed Unsecured Loan Notes
   at LIBOR less 5/8%
   (6.1%) at March 31, 1995
   (redeemed in April 1995)                                   --                35,868

Other, primarily capital lease
   obligations at interest rates ranging
   from 6.8% to 11.0% due in
   installments through 2005, and other
   debt                                                   23,434                23,000
                                                     -----------           -----------
                                                       1,164,558               570,125
Less - Current maturities                                 30,524                51,731
                                                     -----------           -----------
                                                    $  1,134,034          $    518,394
                                                     ===========           ===========

In connection with the financing of the CEAc acquisition (see Note 2), the Company issued $300,000 of unsecured Senior Notes in April 1995. The Senior Notes bear interest semiannually at the rate of 10% and are repayable on April 15, 2005.

In connection with the acquisition of CEAc, the Company refinanced most of CEAc's debt, which was principally due to its former parent, with proceeds from a new European Facilities Agreement. The Facilities Agreement has a multicurrency Revolving Credit Facility with a maximum commitment approximating $86,000 and a multicurrency Term Loan Facility with a principal amount approximating $77,000. Borrowings under the Revolving Credit Facility are repayable on March 31, 2000 and borrowings under the Term Loan Facility are repayable in graduating semiannual installments from December 31, 1995 (approximately $5,000) through December 31, 1999. Borrowings under these facilities, which are unsecured, bear interest at market rates plus 1%. As of July 2, 1995, CEAc had outstanding borrowings under its Revolving Credit Facility and its Term Loan Facility of $78,957 and $75,318, respectively.

In addition, certain of CEAc's subsidiaries have revolving loans or term loans with financial institutions in their respective countries.

See Note 6 of the Notes to Consolidated Financial Statements included in the Company's March 31, 1995 Form 10-K for further information regarding the Company's long-term debt.


(6)  INCENTIVE COMPENSATION PLAN
--------------------------------

In May 1995, certain members of the Company's management and Board of Directors were granted options to purchase 127,000 shares of the Company's common stock at or above the market price of the stock on the grant date. Vesting for 102,000 options occurs at the rate of 20% per year. The remaining 25,000 options vest in six months. No compensation expense has been recognized as the market price of the stock was the same as (or greater than) the exercise price on the date of grant.


(7)  ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
---------------------------------------------

The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, processing, recycling, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to the monitoring of employee health in North America and, to a lesser extent, in Europe. Except as disclosed in Note 13 of Notes to Consolidated Financial Statements included in the Company's March 31, 1995 Form 10-K, the Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

North America
-------------

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

See Note 13 of Notes to Consolidated Financial Statements included in the Company's March 31, 1995 Form 10-K for further information regarding environmental, health and safety matters.

While the ultimate outcome of the various environmental matters is uncertain, after consultation with legal counsel, management does not believe the resolution of these matters will have a material adverse effect on the Company's business, financial condition or results of operations. The Company's policy is to accrue for environmental costs when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable.

The Company has established reserves for on-site and off-site environmental remediation cost and believes that such reserves are adequate. As of July 2, 1995, the amount of such reserves of the Company's balance sheet was $22,037. Of this total amount, $17,965 was included in "Other Noncurrent Liabilities."
These reserves consist of amounts accrued for active Company facilities, closed facilities, and 11 of the Superfund sites. They also include a general allowance for other Superfund sites where the Company's exposure is estimated to be less than $100 per site. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

Europe
------

The Company is subject to numerous environmental, health and safety requirements and is exposed to differing degrees of liabilities and compliance costs arising from its past and current manufacturing and recycling activities in various European countries. The laws and regulations applicable to such activities differ from country to country and also substantially differ from United States laws and regulations. Except as disclosed in Note 13 of Notes to Consolidated Financial Statements included in the Company's March 31, 1995 Form 10-K or herein, the Company believes, based upon reports from its foreign subsidiaries and/or independent qualified opinions, that it is in substantial compliance with all material environmental, health and safety requirements in each country.

The Company completed its acquisition of CEAc in May 1995. The Company is aware that the lead-acid battery manufacturing facilities in Auxere and Nimes, France do not currently meet air emission standards established by the French Ministry of Environment. The local enforcement authority is aware of the situation in Nimes, and has granted the Company an additional two year period within which to achieve compliance with those standards. Investigation of the situation at the Auxere facility is continuing. Management believes that the cost of achieving compliance with the air limits at both these facilities is not material.

In addition, the lead-acid battery manufacturing facilities in Vierzon, France and Weiden, Germany are not in compliance with certain limits contained in these facilities' wastewater discharge permits. The German authorities are aware of the situation with respect to the Weiden facility; negotiations to resolve this matter are continuing. Investigation of the situation at the Vierzon facility is continuing. The cost of any upgrades required to achieve compliance at these facilities are not expected to cause the Company to incur material costs.

CEAc's German subsidiary, Sonnenschein, GmbH, has signed a consent order with the administrative enforcement authorities to complete remediation of a river which flows along the lead-acid battery manufacturing facility in Budingen, Germany. That cleanup is proceeding and CEAc has established a reserve to cover the cost of completing the project.

The Company's Polish subsidiary, Centra, S.A., is a former state-owned entity. Under the sales agreement with the Polish State Treasury, the Company is obligated to spend $1.0 million in capital improvements in environmental controls at the Centra facilities. The funds needed to cover this commitment are included in CEAc's capital budget. Management believes that these funds will be needed to ensure compliance with anticipated new air regulations in Poland.

The lead-acid battery manufacturing facility in Lille, France has been placed on a list, prepared by the French Minister of Environment, of sites believed to be contaminated. In sharp contrast to U.S. law, placement on this list does not in and of itself obligate the Company to take any actions at the Lille site, although it does increase the likelihood of enforcement actions by the local authorities. After consultation with legal counsel, management does not believe that any efforts required as a result of this facility's placement on the Minister's list will have a material adverse effect on the Company's business, financial condition or results of operations.

The Company expects that its European operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country.

As a result of the Company's plan to consolidate its European manufacturing operations, it is probable that certain environmental costs will be incurred. A preliminary estimate of the probable liability has been included in the Tudor and CEAc purchase price allocations.


(8)  COMMITMENTS AND CONTINGENCIES
----------------------------------

The Company is currently a defendant in a claim brought by one of the Company's competitors alleging patent infringement. The claim went to trial and the jury ruled that one of the subject patents was valid and infringed. A separate trial was held for the award of damages, and, in April 1995, the plaintiff was awarded damages and interest (through June 1995) of approximately $5,300. The Company's outside counsel believes the verdict of the jury trial was incorrect and has advised that there is a high likelihood that the Company will prevail on appeal. Therefore, management does not believe the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

A patent infringement suit was filed in the U.S. District Court in Oregon against the Company in January 1995 by Tekmax, Inc. The suit alleges infringement of the Tekmax patents dealing with a device to insert battery plates into battery separators and processes for doing so. The complaint alleges damages in excess of the jurisdictional requirement of $50 (although plaintiff requested $6,000 before the suit was filed). Exide has denied infringement and asserted that such patents are invalid. Discovery has just begun and will continue for the foreseeable future. An intelligent assessment of this matter cannot now be made.

The Company is currently involved in three related lawsuits pending in state and federal court in Alabama. The actions concern allegations that the Company sold used batteries as new. Two of the actions are in state court. An action by a purported nationwide class of more than 1,000 consumers of Exide batteries is entitled Eddie Walton Davis, et al. v. Exide Corporation, et al. An action by a purported nationwide class of more than 1,000 resellers of Exide batteries is entitled Charlie Matthews v. Exide Corporation, et al. Neither class has been certified. Both state court actions seek unspecified compensatory and punitive damages and injunctive relief. The federal court action is a wrongful termination suit by a former branch manager of Exide Corporation. All three actions are in preliminary of stages of pretrial discovery. The Company disputes all allegations and intends to vigorously defend itself.

In addition, the Company is involved in various claims and litigation incidental to the conduct of its business which are not considered material to the Company's financial condition or results of operations.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------

Results of Operations

Three months ended July 2, 1995 compared with the three months ended July 3, 1994.

Net Sales increased $267.2 million, or 162%, to $432.3 million in the first three months of fiscal 1996 compared with the first three months of fiscal 1995. The sales increase was principally attributable to the acquisition of Compagnie Europeene d' Accumulateurs S.A. ("CEAc") in May 1995 and Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") in October 1994. Sales in the first three months of fiscal 1996 were also favorably impacted by shipments to Sears Roebuck & Co. which was a significant new customer added late in the second quarter of fiscal 1995, growth of the Company's business in the United Kingdom ("UK"), and the inclusion of Evanite Fiber Corporation ("Evanite"), a February 1995 acquisition.

Gross profit increased $48.5 million, while gross profit margin fell by 4 percentage points in the first three months of fiscal 1996 versus the first three months of fiscal 1995. The increase in gross profit was principally the result of the inclusion of CEAc's and Tudor's gross profit, the growth of the Company's business in the UK, and seasonality. The profit margin decline was attributable to higher lead costs experienced in the first three months of fiscal 1996 versus 1995 as well as the mix of product sales, including the European businesses where margins are higher in the later quarters of the fiscal year.

Selling, general and administrative expenses increased $52.3 million in the first three months of fiscal 1996, or 163.3%, compared to same period in the previous year. This is attributable to inclusion of CEAc and Tudor and the growth in the UK business which accounted for approximately $50.5 million of the increase.

Operating income decreased $3.9 million, or 45.2%, primarily as a result of the matters discussed above.

Interest expense increased $17.4 million in the first three months of fiscal 1996 compared to the first three months of fiscal 1995, principally as a result of the inclusion of Tudor and CEAc, the interest cost attributable to the Financing of Exide's European acquisitions, and the carrying costs associated with the higher working capital levels related to the growth of the U.S. and U.K. businesses and higher inventory levels.

Net income decreased $14.6 million, primarily as a result of the matters discussed above.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs, obligations on its indebtedness and capital expenditures. In addition, the Company has paid quarterly cash dividends of $0.02 per share on its common stock since its initial public offering. The Company meets these liquidity requirements, both in the U.S. and Europe, through cash flow generated from operating activities and with borrowed funds and the proceeds of sales of accounts receivable. Seasonal demands of the battery industry requires the Company to build inventory in advance of the typically stronger selling periods during the fall and winter. The Company's highest cash demands from operations occur during the months of June through October. Funds used in continuing operations totalled $42.0 million in the first quarter of fiscal 1996. Cash was used primarily for increased working capital needs and to make a semi-annual interest payment on the 10.75% Senior Notes.

The Company is party to a receivables purchase agreement under the terms of which the purchaser has committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $40 million.

Obligations under the U.S. Credit Agreement and under the European Credit Facilities bear interest at fluctuating rates. The Company has three interest rate collar agreements and an interest rate swap agreement which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreements effectively limit the LIBOR base interest rate on $150 million of borrowings under the Credit Agreement to no more than 8% through December 30, 1997 and on $50 million to no more than 8% through July 17, 1998. If interest rates fall below certain levels, Exide is required to make payments to the counterparties under the agreement. The Company also has a $50 million interest rate swap agreement which effectively fixes LIBOR interest rates at 6.2% through May 16, 1997.

The Company's capital expenditures were $19.6 million in the first quarter of fiscal 1996. Of the total spending in the quarter, $11.4 million was spent in Europe primarily on expansion and cost reduction projects. Capital expenditures in the U.S. were principally attributable to the expansion of the facility in Bristol, Tennessee, other plant expansions and cost reduction programs.

In April 1995, the Company issued 10% Senior Notes due in 2005. The Company realized net proceeds of $293.3 million on the debt offering which were used to finance the CEAc acquisition.

In May 1995, the Company completed the CEAc acquisition for $425.0 million. See
Note 2 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein. The acquisition price of $425.0 million was financed with the proceeds from the Senior Notes and by Revolver Loan borrowings on the U.S. Credit Agreement. The availability on the U.S. Credit Agreement was generated by the December 1994 stock offering as the proceeds from the December 1994 common stock offering ($247.5 million) were utilized to temporarily reduce the Company's Revolving Loans under the U.S. Credit Agreement.

In connection with the CEAc acquisition, the Company entered into a European Facilities Agreement. This agreement contains a multicurrency Revolving Credit Facility and a multicurrency Term Loan Facility which will be used to finance the operations of CEAc and its subsidiaries. See Note 5 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.

At July 2, 1995, the Company had $7.4 million available under its U.S. Credit Agreement, with $62.0 million available on a pro forma basis after the Tudor refinancing as of August 14, 1995, based on a facility size of $444 million. Availability from other sources, such as Tudor bank facilities and other subsidiaries, was $92.6 million at July 2, 1995, and $64.3 million on August 14, 1995, including CEAc.

The Company believes it will have sufficient funds available for its ongoing operating needs including any environmental requirements. The Company's Credit Agreement, Senior Notes and Deferred Coupon Debentures contain various business and financial covenants. At July 2, 1995, the Company was in compliance with the terms of those agreements.

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

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                           EXIDE CORPORATION

     Date:    August 16, 1995                By: /s/ Alan E. Gauthier
          ----------------------------          ----------------------------
                                                Alan E. Gauthier
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Authorized Signatory)