Form 10-Q/A
period 1995-08-02
EXIDE CORP
filed 1995-09-27
CIK 813781

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION
- -------------------------------------

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

SIGNATURE
- ---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per-share data)

                                                                             July 2,                    March 31,
                                                                              1995                        1995
                                                                           (Unaudited)
                                                                           -----------                  ---------
ASSETS
- ------

CURRENT ASSETS:
   Cash and cash equivalents                                              $      52,886               $      63,361
   Receivables, net of allowance for doubtful
     accounts of $47,785 and $23,274                                            581,269                     317,466
   Inventories                                                                  646,677                     476,481
   Prepaid expenses and other                                                    69,943                      34,707
   Deferred income taxes                                                         33,333                      19,388
                                                                          -------------               -------------
       Total current assets                                                   1,384,108                     911,403
                                                                          -------------               -------------

PROPERTY, PLANT AND EQUIPMENT                                                   741,848                     555,925
   Less- Accumulated depreciation                                              (153,893)                   (132,049)
                                                                          -------------               -------------
       Total property, plant and equipment, net                                 587,955                     423,876
                                                                          -------------               -------------

OTHER ASSETS:
   Goodwill                                                                     499,988                     185,111
   Investments in affiliates                                                     33,310                      36,095
   Deferred financing costs                                                      27,629                      21,590
   Deferred income taxes                                                         39,678                      33,024
   Other                                                                         31,074                      26,490
                                                                          -------------               -------------
                                                                                631,679                     302,310
                                                                          -------------               -------------

       Total assets                                                       $   2,603,742               $   1,637,589
                                                                          =============               =============


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

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


(2)   ACQUISITIONS
- ------------------

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

This acquisition was accounted for as a purchase and the results of operations of Tudor are included in the Company's consolidated statement of operations effective October 3, 1994. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. Included in the liabilities are reserves established, in accordance with Emerging Issues Task Force (EITF) Issue No. 87-11, for the expected twelve month operating losses attributed to certain manufacturing and distribution plants acquired that have been identified for closure and sale. The total reserve established at the date of acquisition for these plants was approximately $15,000 of which $9,434 has been incurred since the acquisition. In addition, the Company recorded a liability of $27,000 related to severence benefits to be paid to certain employees who will be terminated as a result of the restructuring and plant closings. To date only minor amounts have been paid, because at certain locations, government approval was required before notice could be given to employees. The majority of these benefits will be paid before the end of the fiscal year. Estimated goodwill is being amortized over 40 years.

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

The preliminary allocation of the purchase price is as follows:

      Cash                                                    $  47,374
      Accounts receivable, net                                  249,039
      Inventories                                               159,336
      Prepaid expenses and other                                 45,874
      Property, plant and equipment, net                        159,870
      Other noncurrent assets                                    12,339
      Accounts payable and accrued expense                     (291,473)
      Long-term debt (including current maturities
         and short-term borrowings)                            (176,341)
      Other noncurrent liabilities                              (64,651)
      Minority interest                                         (25,362)
                                                              ----------
                                                                116,005
      Cash consideration                                        433,079
                                                              ----------
      Preliminary estimate of goodwill                        $ 317,074
                                                              ==========

Included in accounts payable and accrued expenses is $35,000 related to severance benefits to be paid to certain employees who will be terminated as a result of the restructuring and plant closings. To date $1,190 has been paid. Remaining expenditures are expected to occur over the next several years as the Company complies with EEC and other applicable government regulations.

The following unaudited pro forma consolidated information for the three months ended July 2, 1995 and July 3, 1994, illustrates the estimated effect of the CEAc, Tudor and Evanite acquisitions and the related financings thereof, as if all the transactions were consummated as of the beginning of each period presented.

                                                                      For the
                                                                 three months ended
                                                              July 2,            July 3,
                                                               1995               1994
                                                          --------------    ----------------
      Net sales                                               $ 555,351            $471,762
      Operating income                                            2,299              18,573
      Net income (loss)                                         (22,372)             (9,521)

      Pro forma earnings per common share:
          Net income (loss)                                   $   (1.12)           $  (0.48)


The above unaudited pro forma financial information may not be indicative of the results that would actually have been obtained if the transactions had been effected on the dates indicated or that may be obtained in the future.

(3)  INVENTORIES
- ----------------

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


(4)  SHORT-TERM BORROWINGS
- --------------------------

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

                                       9

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


(6)  INCENTIVE COMPENSATION PLAN
- --------------------------------

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


(7)  ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
- ---------------------------------------------

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

North America
- -------------

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

Europe
- ------

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


(8)  COMMITMENTS AND CONTINGENCIES
- ----------------------------------

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
           -------------------------------------------------

Results of Operations

 Three Months Ended July 2, 1995 Compared with Three Months Ended July 3, 1994

  Net sales increased $267.3 million, or 162%, to $432.3 million in the first three months of fiscal 1996 compared with the first three months of fiscal 1995. The sales increase was principally attributable to the acquisition of Compagnie Europeene d' Accumulateurs S.A. ("CEAC") in May 1995 and Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") in October 1994 with net sales of $74.0 million and $133.0 million, respectively, including their industrial battery sales, which were $100.5 million for the three months ended July 2, 1995. Sales in the first three months of fiscal 1996 were also favorably impacted by shipments to Sears Roebuck & Co., which was a significant new customer added late in the second quarter of fiscal 1995, growth of the Company's business in the United Kingdom ("UK") (net sales increased $13.9 million), and the inclusion of Evanite Fiber Corporation ("Evanite") with net sales of $12.7 million, a February 1995 acquisition.

  Gross profit increased $48.5 million, while gross profit margin fell by 4 percentage points in the first three months of fiscal 1996 versus the first three months of fiscal 1995. The increase in gross profit was principally the result of the inclusion of CEAC's and Tudor's gross profit of $18.9 million and $33.6 million, respectively, the growth of the Company's business in the UK (gross profit increased $1.2 million) and seasonality. The profit margin decline was attributable to higher lead costs experienced in the first three months of fiscal 1996 versus 1995 as well as the mix of product sales, including the European businesses where margins are higher in the later quarters of the fiscal year.

  Selling, general and administrative expenses increased $52.3 million in the first three months of fiscal 1996, or 163.3%, compared to same period in the previous year. This is attributable to inclusion of CEAC and Tudor of $15.6 million and $30.5 million, respectively, and the growth in the UK business of $3.6 million.

  Operating income decreased $3.9 million, or 45.2%, primarily as a result of the matters discussed above.

  Interest expense increased $17.4 million in the first three months of fiscal 1996 compared to the first three months of fiscal 1995, principally as a result of the inclusion of CEAC and Tudor of $1.2 million and $3.3 million, respectively, the interest cost attributable to the financing of the Company's European acquisitions and the carrying costs associated with the higher working capital levels related to the growth of the U.S. and UK businesses and higher inventory levels.

  Net income decreased $14.6 million, primarily as a result of the matters discussed above.

  Sales and operating income (loss) in North America were $206.2 million and $(2.8) million, respectively, for the three months ended July 2, 1995 and $159.8 million and $9.7 million, respectively, for the three months ended July 3, 1994. Sales and operating income (loss) in Europe were $226.1 million and $7.5 million, respectively, for the three months ended July 2, 1995 and $5.3 million and $(0.2) million for the three months ended July 3, 1994.

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

     Date:    September 26, 1995             By: /s/ Alan E. Gauthier
          ----------------------------          ----------------------------
                                                Alan E. Gauthier
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Authorized Signatory)

- --------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q/A


                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                   For the fiscal quarter ended July 2, 1995

                        Commission File Number 1-11263


                               EXIDE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                          23-0552730
- ------------------------------------                   -------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification Number)


1400 N. Woodward Ave., Bloomfield Hills, Michigan                48304
- -------------------------------------------------      -------------------------
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

                           Yes     X       No
                               ---------      ---------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

  As of September 21, 1995, 20,578,290 shares of common stock were outstanding.

- --------------------------------------------------------------------------------