Form 10-Q
period 1995-10-01
EXIDE CORP
filed 1995-11-15
CIK 813781

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                  For the fiscal quarter ended October 1, 1995

                        Commission File Number 1 - 11263


                               EXIDE CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                  23-0552730
 -------------------------------               ----------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                Identification Number)


1400 N. Woodward Ave., Bloomfield Hills, Michigan          48304
--------------------------------------------------------------------------------
    (Address of principal executive offices)              Zip Code


                                 (810) 258-0080
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X              No
                             -----               -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

As of November 13, 1995, 20,578,290 shares of common stock were outstanding.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1. Financial Statements (unaudited except for March 31, 1995
          Consolidated Balance Sheet).

             --   Condensed Consolidated Balance Sheets --
                   October 1, 1995 and March 31, 1995.

             --   Condensed Consolidated Statements of Operations --
                   for the three and six months ended October 1, 1995 and for the three and six months ended October 2, 1994.

             --   Consolidated Statements of Cash Flows --
                   for the six months ended October 1, 1995 and for the six months ended October 2, 1994.

             --   Notes to Condensed Consolidated Financial Statements --
                   October 1, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



PART II.   OTHER INFORMATION
----------------------------

Item 4. Submission of Matters to a Vote of Security Holders
                  None

Item 6. Selected Financial Data

        6 (a).  Exhibits filed with this report.
                Exhibit 27 - Financial Data Schedules



SIGNATURE
---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per-share data)

                                                                    October 1,          March 31,
                                                                      1995                1995
                                                                   (Unaudited)
                                                                   -----------         -----------
ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                     $     51,597       $     63,361
     Receivables, net of allowance for doubtful
          accounts of $47,008 and $23,274                               643,698            317,466
     Inventories                                                        597,954            476,481
     Prepaid expenses and other                                          81,006             34,707
     Deferred income taxes                                               32,710             19,388
                                                                   ------------       ------------
                Total current assets                                  1,406,965            911,403
                                                                   ------------       ------------
PROPERTY, PLANT AND EQUIPMENT                                           771,099            555,925
     Less - Accumulated depreciation                                   (174,711)          (132,049)
                                                                   ------------       ------------
            Total property, plant and equipment, net                    596,388            423,876
                                                                   ------------       ------------

OTHER ASSETS:
     Goodwill                                                           546,651            185,111
     Investments in affiliates                                           31,296             36,095
     Deferred financing costs                                            28,552             21,590
     Deferred income taxes                                               69,326             33,024
     Other                                                               33,419             26,490
                                                                   ------------       ------------
                                                                        709,244            302,310
                                                                   ------------       ------------
            Total assets                                           $  2,712,597       $  1,637,589
                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Short-term borrowings                                         $    130,241       $     75,010
     Current maturities of long-term debt                                42,009             51,731
     Accounts payable, trade and other                                  285,661            191,534
     Accrued expenses                                                   329,197            197,253
                                                                   ------------       ------------
            Total current liabilities                                   787,108            515,528
                                                                   ------------       ------------

LONG-TERM DEBT                                                        1,165,438            518,394
                                                                   ------------       ------------

OTHER NONCURRENT LIABILITIES                                            279,667            162,891
                                                                   ------------       ------------

DEFERRED INCOME TAXES                                                       683               --
                                                                   ------------       ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                        46,278             27,546
                                                                   ------------       ------------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value 30,000,000 shares authorized;
          20,578,290 shares issued and outstanding                          206                200
     Additional paid-in capital                                         474,358            443,446
     Retained earnings (deficit)                                        (31,027)           (25,837)
     Notes receivable--stock award plan                                  (1,757)            (1,774)
     Unearned compensation                                               (1,612)            (1,806)
     Minimum pension liability adjustment                                (5,527)            (5,527)
     Cumulative translation adjustment                                   (1,218)             4,528
                                                                   ------------       ------------
            Total stockholders' equity                                  433,423            413,230
                                                                   ------------       ------------

            Total liabilities and stockholders' equity             $  2,712,597       $  1,637,589
                                                                   ============       ============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
            (Amounts in thousands, except share and per-share data)



                                                        For the three months ended                   For the six months ended
                                                     -------------------------------             --------------------------------
                                                      October 1,          October 2,              October 1,           October 2,
                                                         1995               1994                     1995                 1994
                                                     -----------        ------------             ------------        ------------
NET SALES                                            $   628,907        $    233,142             $  1,061,227         $   398,209

COST OF SALES                                            483,349             177,135                  826,575             301,585
                                                     -----------        ------------             ------------         ----------
         Gross profit                                    145,558              56,007                  234,652              96,624
                                                     -----------        ------------             ------------         -----------
OPERATING EXPENSES:
     Selling, marketing  and advertising                  68,505              22,414                  120,438              43,328
     General and administrative                           37,284               7,230                   69,757              18,378
                                                     -----------        ------------             ------------         -----------
                                                         105,789              29,644                  190,195              61,706
                                                     -----------        ------------             ------------         -----------

         Operating profit                                 39,769              26,363                   44,457              34,918
                                                     -----------        ------------             ------------         -----------
OTHER (INCOME) EXPENSE:
     Interest                                             30,191               9,512                   55,316              17,243
     Other, net                                           (8,304)                227                   (6,051)                545
                                                          21,887               9,739                   49,265              17,788
                                                     -----------        ------------             ------------         -----------
         Income (loss) before income taxes, minority
           interest and extraordinary loss                17,882              16,624                   (4,808)             17,130

PROVISION FOR INCOME TAXES                                 7,541               6,586                       (4)              7,133
                                                     -----------        ------------             ------------         -----------
         Income (loss) before minority interest and
           extraordinary loss                             10,341              10,038                   (4,804)              9,997
                                                     -----------        ------------             ------------         -----------
MINORITY INTEREST                                             55                  --                     (412)                 --

         Income (loss) before extraordinary loss          10,286              10,038                   (4,392)              9,997

EXTRAORDINARY LOSS RELATED TO EARLY
  RETIREMENT OF DEBT, net of income tax benefit
  of $2,320                                                   --              (3,597)                      --              (3,597)
                                                     -----------        ------------             ------------         -----------
         Net income (loss)                           $    10,286        $      6,441             $     (4,392)        $     6,400
                                                     -----------        ------------             ------------         -----------

NET INCOME (LOSS) PER COMMON SHARE:
     Income (loss) before extraordinary loss         $      0.51        $       0.68             $      (0.22)        $      0.68
     Extraordinary loss                                       --               (0.24)                      --               (0.24)
                                                     -----------        ------------             ------------         -----------
         Net income (loss)                           $      0.51        $       0.44             $      (0.22)        $      0.44
                                                     ===========        ============             ============         ===========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                20,203,821          14,763,819               20,076,972          14,760,883
                                                     ===========        ============             ============         ===========





       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           ( Amounts in thousands )



                                                                   For the six months ended
                                                               ---------------------------------
                                                                 October 1,          October 2,
                                                                   1995                1994
                                                               --------------     --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income (loss)                                            $     (4,392)       $     6,400
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities -
   Depreciation and amortization                                     52,172             17,262
   Extraordinary loss                                                    --              3,597
   Deferred income taxes                                             (6,845)               --
   Interest expense on zero-coupon convertible notes                  4,925              4,397
   Provision for losses on accounts receivable                        2,522                689
   Minority interest in subsidiary income (loss)                       (412)                --
  Changes in assets and liabilities excluding
   effects of acquisitions -
    Receivables                                                     (76,445)           (47,683)
    Inventories                                                      46,936            (41,133)
    Prepaid expenses and other                                      (10,875)            (4,698)
    Payables and accrued expenses                                   (42,765)            26,700
    Other, net                                                       (8,007)            (7,121)
                                                                ------------       ------------
      Net cash used in operating activities                         (43,186)           (41,590)
                                                                ------------       ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions of net assets of certain businesses                 (378,139)            (1,637)
  Investment in Evanite                                                  --            (33,721)
  Capital expenditures                                              (51,607)           (30,308)
  Proceeds from sale of property, plant and equipment                 1,261                 14
                                                                ------------       ------------
      Net cash used in investing activities                        (428,485)           (65,652)
                                                                ------------       ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Increase in short-term borrowings                                  49,017                 --
  Borrowings under U.S. Credit Agreements                           176,000            227,000
  Repayment of U.S. Credit Agreement borrowings                      (2,750)          (105,000)
  Repayment of European term loan                                    (2,381)                --
  Decrease in European Facilities Agreement                         (14,675)                --
  Dividends paid                                                     (1,853)              (592)
  Issuance of 10% senior notes, net of debt issuance costs          292,585                 --
  Payoff of British unsecured loan notes                            (35,282)                --
  Payment to acquire additional ownership of subsidiary              (4,945)                --
  Increase in other debt                                              7,643              2,054
  Deferred financing costs                                           (2,683)           (15,656)
                                                                ------------       ------------
      Net cash provided by financing activities                     460,676            107,806
                                                                ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (769)             2,030

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (11,764)             2,594
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       63,361             33,707
                                                                ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     51,597       $     36,301
                                                                ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest (net of amount capitalized)                       $     33,444       $     11,952
    Income taxes                                               $      5,667       $      2,001




       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 1, 1995
            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)



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

In October 1994, the Company acquired approximately 89.4% of the outstanding capital stock and approximately 25% of the convertible debentures of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for 1,145 pesetas per share or approximately $229,000. In December, one of the shareholders of Tudor stock sold its remaining 5% ownership in Tudor to Tudor at the tender offer price in accordance with the terms of the purchase agreement. After completion of this sale and subsequent open market purchases of Tudor stock, the Company's effective ownership in Tudor is approximately 95.8%. In addition, the Company has provided a letter of credit which guarantees payment of the convertible bonds held by that same shareholder. Tudor, which is based in Spain, is the third largest battery manufacturer/distributor in Europe with sales of approximately $500,000 annually. Tudor manufactures both automotive and industrial batteries and markets its products in Western Europe, most notably in Spain, Portugal, Germany, Finland, Norway and Sweden.

This acquisition was accounted for as a purchase and the results of operations of Tudor are included in the Company's consolidated statement of operations effective October 3, 1994. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. Included in the liabilities are reserves established, in accordance with the FASB's Emerging Issues Task Force (EITF) Issue No. 87-11, for the expected twelve month operating losses attributed to certain manufacturing and distribution plants acquired that have been identified for closure and sale. The total reserve established at the date of acquisition for these plants was approximately $15,000, all of which has been incurred since the acquisition. In addition, the Company recorded a liability of $39,000, including $12,000 recorded in fiscal 1996, related to severance benefits to be paid to certain employees who will be terminated as a result of the restructuring and plant closings. To date only minor amounts have been paid, because at certain locations, government approval was required before notice could be given to employees. The majority of these benefits are expected to be paid before the end of the fiscal year. Estimated goodwill is being amortized over 40 years.

In May of 1995, the Company acquired 99.7% of the outstanding stock of Compagnie Europeene d' Accumulateurs S.A. ("CEAc") for approximately $425,000 in cash ($553,500 less assumed debt of $131,900 plus interest from March 31, 1995 of $3,400). Subsequent open market purchases of CEAc stock have increased the ownership to 100%. Exide financed the acquisition with the April 1995 issuance of $300,000 of 10% Senior Notes repayable in April 2005 and the proceeds from the Company's December 1994 stock offering which raised $247,500 through the issuance of 5,175,000 additional shares of common stock. In connection with the CEAc acquisition, the Company paid $4,568 of additional interest to amend the terms of its 10-3/4% Senior Note indentures and its 12-1/4% Senior Subordinated Deferred Coupon Indentures. Such costs have been deferred and are being amortized over the remaining lives of such debt. CEAc, which is headquartered in France, is a leader in the European battery market with annual sales of approximately $800,000, primarily in France, Italy and Germany.

This acquisition was accounted for as a purchase and the results of operations of CEAc are included in the Company's consolidated statement of operations effective June 1, 1995. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. Estimated goodwill is being amortized over 40 years.

The preliminary allocation of the purchase price is as follows:

   Cash                                               $      47,374
   Accounts receivable, net                                 249,039
   Inventories                                              159,336
   Prepaid expenses and other                                45,874
   Property, plant and equipment, net                       177,694
   Other noncurrent assets                                   19,339
   Accounts payable and accrued expenses                   (261,120)
   Long-term debt (including current maturities
     and short-term borrowings)                            (209,518)
   Other noncurrent liabilities                             (99,651)
   Minority interest                                        (25,362)
                                                      -------------
                                                            103,005
   Cash consideration                                       433,480
                                                      -------------
   Preliminary estimate of goodwill                   $     330,475
                                                      -------------

Included in accrued expenses and other noncurrent liabilities is $50,000 related to severance benefits to be paid to certain employees who will be terminated as a result of the restructuring and plant closings. To date $3,794 has been paid. Remaining expenditures are expected to occur over the next several years as the Company complies with EEC and other applicable government regulations.

On August 31, 1995, the Company acquired Schuylkill Holdings, Inc. ("SHI") through a merger and purchased all of SHI's stock options and subordinated notes from various holders and the secured debt of SHI's operating subsidiary, Schuylkill Metals Corporation, the owner of two lead smelters which the Company intends to continue to operate, from Heller Financial, Inc. The Company paid $2,000 in cash for SHI's stock, options and notes; for the secured debt, it issued 593,210 shares of its common stock, paid $3,700 in cash and issued a contingent note the value of which will be based on market lead prices. The Company and Heller also entered into an agreement to share certain tax liabilities of SHI and the Company agreed to provide Heller certain registration rights as to such common stock. The cash portion of the consideration paid by the Company was borrowed under its Credit Agreement. A preliminary allocation of the purchase price was made primarily to Accounts Receivable, Inventories and Fixed Assets and has resulted in Goodwill of approximately $12,000. Goodwill is being amortized over 40 years.

The following unaudited pro forma consolidated information for the six months ended October 1, 1995 and October 2, 1994 illustrates the estimated effect of the CEAc, Tudor, Schuylkill and Evanite acquisitions and the related financings thereof, as if all the transactions were consummated as of the beginning of each period presented.

                                                             For the
                                                        six months ended
                                                    October 1,      October 2,
                                                       1995            1994
                                                   -----------     -----------
Net sales                                          $ 1,193,251     $ 1,028,931
Operating income                                        43,161          63,956
Income (loss) before extraordinary loss                (11,577)          2,397

Pro forma earnings per common share:
  Income (loss) before extraordinary loss          $     (0.56)    $      0.12

The above unaudited pro forma financial information may not be indicative of the results that would actually have been obtained if the transactions had been effected on the dates indicated or that may be obtained in the future.

(3)  INVENTORIES
----------------

The components of inventories as of October 1, 1995 and March 31, 1995, are as follows:

                                             October 1, 1995     March 31, 1995
                                             ---------------     --------------
Raw materials                                $       145,649     $       98,872
Work-in-process                                       65,512             43,840
Finished goods                                       386,793            333,769
                                             ---------------     --------------
                                             $       597,954     $      476,481
                                             ===============     ==============

The Company uses the last-in, first-out (LIFO) cost method for both tax and financial reporting purposes for valuing approximately 40% of its inventories. The remaining inventories are valued on the first-in, first-out (FIFO) cost method. If all inventories had been determined using the FIFO method, such inventories would have been $580,887 at October 1, 1995 and $459,414 at March 31, 1995.

(4)  SHORT-TERM BORROWINGS
--------------------------

At October 1, 1995 and March 31, 1995, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by the Company's foreign subsidiaries totaling $130,241 and $75,010, respectively. Certain of these borrowings are secured by receivables, inventories and property. These facilities, which are typically for one year renewable terms, generally bear interest at current market rates plus up to 1%. As of October 1, 1995 and March 31, 1995, the weighted average interest rate on these borrowings was 9.4% and 8.9%, respectively.

(5)  LONG-TERM DEBT
-------------------

Following is a summary of the Company's long-term debt at October 1, 1995 and March 31, 1995:

                                                                                      October 1,          March 31,
                                                                                         1995                1995
                                                                                      ----------         ------------
U.S. Credit Agreement borrowings
   primarily at LIBOR plus 2.5% at
   October 1, 1995 (8.7%) and LIBOR
   plus 2.5% at March 31, 1995 (8.8%)                                                 $  367,750         $    194,500
10% Senior Notes, due April 15, 2005                                                     300,000                   --
10-3/4% Senior Notes, due
   December 15, 2002                                                                     150,000              150,000
12-1/4% Senior Subordinated Deferred
   Coupon Debentures, due
   December 15, 2004                                                                      84,697               79,772
European Facilities Agreement borrowings
   at PIBOR or LIBOR plus 1% (8.2%)                                                      152,666                   --
European Term Loans due March 31, 2006 at
   a weighted average interest rate of 6.1% at
   October 1, 1995 and 6.8% at March 31, 1995.                                            61,310               63,286
Spanish Convertible Debentures at
   average one year MIBOR revisable
   every six months (10.6% at October 1, 1995
   and 9.6% at March 31, 1995)                                                            24,312               23,699
Guaranteed Unsecured Loan Notes
   at LIBOR less 5/8% (6.1%) at March
   31, 1995 (redeemed in April 1995)                                                          --               35,868
Other, primarily capital lease
   obligations at interest rates ranging
   from 6.8% to 11.0% due in
   installments through 2015, and other
   debt                                                                                   66,712               23,000
                                                                                      ----------         ------------
                                                                                       1,207,447              570,125
Less - Current maturities                                                                 42,009               51,731
                                                                                      ----------         ------------
                                                                                      $1,165,438         $    518,394
                                                                                      ==========         ============

In connection with the acquisition of CEAc (see Note 2), the Company refinanced most of CEAc's debt, which was principally due to its former parent, with proceeds from a new European Facilities Agreement. The Facilities Agreement has a multicurrency Revolving Credit Facility with a maximum commitment approximating $86,000 and a multicurrency Term Loan Facility with a principal amount approximating $77,000. Borrowings under the Revolving Credit Facility are repayable on March 31, 2000 and borrowings under the Term Loan Facility are repayable in graduating semiannual installments from December 31, 1995 (approximately $5,000) through December 31, 1999. Borrowings under these facilities, which are unsecured, bear interest at market rates plus 1%. As of October 1, 1995, CEAc had outstanding borrowings under its Revolving Credit Facility and its Term Loan Facility of $78,240 and $74,426, respectively.

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

North America
-------------

The Company has been advised by the EPA that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 49 federally defined Superfund or state equivalent sites. At 19 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and which are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, which share is based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below. Because the Company's liability under such statutes may, as a technical matter, be imposed on a joint and several basis, the Company's liability may not necessarily be based on volumetric contributions and could be greater than the Company's estimates. Management believes, however, that its PRP status at these Superfund sites will not have a material adverse effect on the Company's business or financial condition because, based on the Company's experience, it is reasonable to expect that liability will be roughly proportionate to its volumetric contribution of waste to the sites.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of October 1, 1995, the amount of such reserves on the Company's balance sheet was $27,657.
Of this total amount, $22,387 was included in "Other Noncurrent Liabilities." These reserves consist of amounts accrued for active Company facilities, closed facilities, and 11 of the Superfund sites. They also include a general allowance for other Superfund sites where the Company's exposure is estimated to be less than $100 per site. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

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

The Company completed its acquisition of CEAc in May 1995. The Company is aware that the lead-acid battery manufacturing facilities in Auxere and Nimes, France do not currently meet air emission standards established by the French Ministry of Environment. The local enforcement authority is aware of the situation in Nimes, and has granted the Company an additional two year period within which to achieve compliance with those standards. A similar effort is underway at the Auxere facility, also in coordination with the local enforcement authorities. Management believes that the cost of achieving compliance with the air limits at both these facilities is not material.

In addition, the lead-acid battery manufacturing facilities in Vierzon, France and Weiden, Germany are not in compliance with certain limits contained in these facilities' wastewater discharge permits. The German authorities are aware of the situation with respect to the Weiden facility; negotiations to resolve this matter are continuing. Facility management at the Vierzon plant have contacted the local enforcement authority. A plan to bring that facility into compliance is being prepared for submission to the authorities. The cost of any upgrades required to achieve compliance at these facilities is not expected to be material.

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

On October 2, 1995, the Company was served with a complaint filed in Texas state court. The case seeks unspecified compensatory and punitive damages against 50 defendants, who are alleged to have illegally disposed of lead-bearing wastes at a smelter in Mexico. The Company intends to file an answer denying all claims and has joined other defendants in removing the case to federal court. This action has not even reached the preliminary motions stage. The Company disputes the allegations against it and intends to vigorously defend itself.

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

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                -------------------------------------------------

Results of Operations

Six months ended October 1, 1995 compared with the six months ended October 2, 1994

Net Sales increased $663.0 million, or 166.5%, to $1,061.2 million in the first six months of fiscal 1996 compared with the first six months of fiscal 1995. The sales increase was principally attributable to the acquisition of Compagnie Europeene d' Accumulateurs S.A. ("CEAc") in May 1995 and Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") in October 1994 with net sales of $287.6 million and $271.8 million, respectively, including their industrial battery sales, which were $258.1 million for the six months ended October 1, 1995. Sales in the first six months of fiscal 1996 were also favorably impacted by shipments to Sears Roebuck & Co., which was a significant new customer added late in the second quarter of fiscal 1995, growth of the Company's business in the United Kingdom ("UK") (net sales increased $24.6 million), and the inclusion of Evanite Fiber Corporation ("Evanite") with net sales of $25.0 million, a February 1995 acquisition.

Gross profit increased $138.0 million, while gross profit margin fell by 2 percentage points in the first six months of fiscal 1996 versus the first six months of fiscal 1995. The increase in gross profit was principally the result of the inclusion of CEAc's and Tudor's gross profit of $70.5 million and $69.1 million, respectively, the growth of the Company's business in the UK (gross profit increased $2.2 million) and the greater seasonality of the European subsidiaries. The profit margin decline was attributable to higher lead costs experienced in the first six months of fiscal 1996 versus 1995 as well as the mix of product sales which include a higher European content as a result of acquisitions. The Company's European subsidiaries typically experience lower margins in the first two quarters due to seasonality.

Selling, general and administrative expenses increased $128.5 million in the first six months of fiscal 1996, or 208.2%, compared to same period in the previous year. This is principally attributable to the inclusion of CEAc and Tudor of $58.4 million and $62.7 million, respectively, and the growth in the UK business of $6.9 million.

Operating income increased $9.5 million, or 27.3%, primarily as a result of the matters discussed above.

Interest expense increased $38.1 million in the first six months of fiscal 1996 compared to the first six months of fiscal 1995, principally as a result of the inclusion of CEAc and Tudor of $5.0 million and $8.0 million, respectively, the interest cost attributable to the financing of the Company's European acquisitions and the carrying costs associated with the higher working capital levels related to the growth of the U.S. and UK businesses and higher inventory levels.

For the six months ended October 1, 1995, Other Income, net is primarily comprised of net currency transaction gains ($7.9 million), loss on the sales of receivables ($.9 million) and losses from European subsidiaries accounted for on the equity method ($.7 million).

Net income decreased $10.8 million, primarily as a result of the matters discussed above.

Sales and operating income in North America were $465.8 million and $29.4 million, respectively, for the six months ended October 1, 1995 and $383.7 million and $34.1 million, respectively, for the six months ended October 2, 1994. The decrease in North American operating income was primarily attributable to higher transportation costs, unfavorable customer mix, unfavorable overhead absorption, higher lead costs and prior year nonrecurring reimbursement of engineering services. Sales and operating income in Europe were $595.4 million and $15.1 million, respectively, for the six months ended October 1, 1995 and $14.5 million and $.8 million for the six months ended October 2, 1994.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs, obligations on its indebtedness and capital expenditures. In addition, the Company has paid quarterly cash dividends of $0.02 per share on its common stock since its initial public offering. The Company meets these liquidity requirements, both in the U.S. and Europe, through cash flow generated from operating activities and with borrowed funds and the proceeds of sales of accounts receivable. Seasonal demands of the battery industry requires the Company to build inventory in advance of the typically stronger selling periods during the fall and winter, since the sales of automotive batteries are highly dependant on weather. The Company's sales have become more seasonal since its European acquisitions. European sales are concentrated in the fourth calendar quarter (the Company's third fiscal quarter), due to the shipment of batteries for the winter season and the practice of many industrial battery customers (particularly governmental and quasi governmental entities) to defer purchasing decisions until the end of the calendar year. The Company's highest cash demands from operations occur during the months of June through October. Funds used in continuing operations totalled $1.2 million in the second quarter of fiscal 1996 and $43.2 million for the first half of the year. Cash was used primarily for increased working capital needs and to make semi-annual interest payments on the outstanding Senior Notes.

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

The Company's capital expenditures were $51.6 million in the first six months of fiscal 1996. Of the total spending, $31.2 million was spent in Europe primarily on expansion and cost reduction projects. Capital expenditures in the U.S. were principally attributable to the expansion of the facility in Bristol, Tennessee, other plant expansions and cost reduction programs.

In April 1995, the Company issued 10% Senior Notes due in 2005. The Company realized net proceeds of $292.6 million on the debt offering which were used to finance the CEAc acquisition.

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

The Company's European operations are being financed through both local borrowings at Tudor and Euro-Exide and a 785 million french franc CEAc credit facility. It is the Company's intent to refinance substantially all of the European debt with a Pan-European, multicurrency, multi-borrower credit facility. This facility, in conjunction with the cash flows generated from operations, will provide the Company sufficient flexibility to finance the ongoing short-term needs for severance and other restructuring costs associated with plant closures and consolidation.

At October 1, 1995, the Company had $11.5 million available under its U.S. Credit Agreement. As of that date, the Company was utilizing $48.0 million under this agreement to provide letters of credit support for Tudor debt. This requirement will be eliminated when the new debt facility in Europe is funded thereby making available an additional $48.0 million of borrowing capacity in the U.S. Availability from borrowing facilities at the Company's European and Canadian operations totalled $67.6 million at October 1, 1995.

The Company believes it will have sufficient funds available for its ongoing operating needs including any environmental requirements. The Company's Credit Agreement, Senior Notes and Deferred Coupon Debentures contain various business and financial covenants. At October 1, 1995, the Company was in compliance with the terms of those agreements.

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

                                        EXIDE CORPORATION

Date:      November 15, 1995            By: /s/ Alan E. Gauthier
                                            ------------------------------------
                                            Alan E. Gauthier
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Authorized Signatory)