Form 10-Q
period 1995-12-31
EXIDE CORP
filed 1996-02-14
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


                For the fiscal quarter ended December 31, 1995

                       Commission File Number 1 - 11263


                               EXIDE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                           23-0552730
------------------------------------                     -----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification Number)


   1400 N. Woodward Ave., Bloomfield Hills, Michigan            48304
------------------------------------------------------   -----------------------
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

                         Yes    X           No
                             -------           -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
         As of February 13, 1996, 20,913,355 shares of common stock were outstanding.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION
---------------------------------

Item 1.  Financial Statements (unaudited except for March 31, 1995
           Consolidated Balance Sheet).

              -     Condensed Consolidated Balance Sheets --
                     December 31, 1995 and March 31, 1995.

              -     Condensed Consolidated Statements of Operations --
                     for the three and nine months ended December 31, 1995 and for the three and nine months ended January 1, 1995.

              -     Consolidated Statements of Cash Flows --
                     for the nine months ended December 31, 1995 and for the nine months ended January 1, 1995.

              -     Notes to Condensed Consolidated Financial Statements --
                     December 31, 1995.


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.




PART II.    OTHER INFORMATION
-----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
                   None

Item 6.  Selected Financial Data

         6 (a). Exhibits filed with this report.
                Exhibit 27 - Financial Data Schedules


SIGNATURE
---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per-share data)

                                                                               December 31,         March 31,
                                                                                  1995                1995
                                                                               (Unaudited)
                                                                             --------------       ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                                  $       54,776       $     63,361
  Receivables, net of allowance for doubtful
    accounts of $48,753 and $23,274                                                 663,360            317,466
  Inventories                                                                       583,356            476,481
  Prepaid expenses and other                                                         74,418             34,707
  Deferred income taxes                                                              33,032             19,388
                                                                             --------------       ------------
        Total current assets                                                      1,408,942            911,403
                                                                             --------------       ------------

PROPERTY, PLANT AND EQUIPMENT                                                       775,270            555,925
  Less-Accumulated depreciation                                                    (178,919)          (132,049)
                                                                             --------------       ------------
        Total property, plant and equipment, net                                    596,351            423,876
                                                                             --------------       ------------

OTHER ASSETS:
  Goodwill                                                                          551,828            185,111
  Investments in affiliates                                                          29,800             36,095
  Deferred financing costs                                                           31,466             21,590
  Deferred income taxes                                                              68,615             33,024
  Other                                                                              31,885             26,490
                                                                             --------------       ------------
                                                                                    713,594            302,310
                                                                             --------------       ------------
        Total assets                                                         $    2,718,887       $  1,637,589
                                                                             ==============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                                                      $       25,062       $     75,010
  Current maturities of long-term debt                                               31,738             51,731
  Accounts payable, trade and other                                                 293,534            191,534
  Accrued expenses                                                                  288,393            197,253
                                                                             --------------       ------------
        Total current liabilities                                                   638,727            515,528
                                                                             --------------       ------------

LONG-TERM DEBT                                                                    1,309,897            518,394
                                                                             --------------       ------------
OTHER NONCURRENT LIABILITIES                                                        282,506            162,891
                                                                             --------------       ------------
DEFERRED INCOME TAXES                                                                   816                 --
                                                                             --------------       ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                    44,371             27,546
                                                                             --------------       ------------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value 30,000,000 shares authorized;
     20,579,144 shares issued and outstanding                                           206                200
  Additional paid-in capital                                                        474,398            443,446
  Retained earnings (deficit)                                                       (18,442)           (25,837)
  Notes receivable--stock award plan                                                 (1,757)            (1,774)
  Unearned compensation                                                              (1,516)            (1,806)
  Minimum pension liability adjustment                                               (5,527)            (5,527)
  Cumulative translation adjustment                                                  (4,792)             4,528
                                                                             --------------       ------------
        Total stockholders' equity                                                  442,570            413,230
                                                                             --------------       ------------
        Total liabilities and stockholders' equity                           $    2,718,887       $  1,637,589
                                                                             ==============       ============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
            (Amounts in thousands, except share and per-share data)





                                               For the three months ended             For the nine months ended
                                               --------------------------           ------------------------------
                                               December 31,    January 1,           December 31,        January 1,
                                                   1995          1995                 1995                1995
                                             --------------  ------------           ------------      ------------

NET SALES                                    $    719,929    $    436,796           $  1,781,156      $    835,005

COST OF SALES                                     535,559         338,266              1,362,134           639,851
                                             ------------    ------------           ------------      ------------
      Gross profit                                184,370          98,530                419,022           195,154
                                             ------------    ------------           ------------      ------------

OPERATING EXPENSES:
  Selling, marketing  and advertising              77,465          38,319                197,903            81,647
  General and administrative                       38,439          23,851                108,196            42,229
                                             ------------    ------------           ------------      ------------
                                                  115,904          62,170                306,099           123,876
                                             ------------    ------------           ------------      ------------

      Operating profit                             68,466          36,360                112,923            71,278
                                             ------------    ------------           ------------      ------------

OTHER (INCOME) EXPENSE:
  Interest                                         34,463          17,048                 89,779            34,291
  Other, net                                       (1,736)            230                 (7,787)              775
                                             ------------    ------------           ------------      ------------
                                                   32,727          17,278                 81,992            35,066
                                             ------------    ------------           ------------      ------------

      Income before income taxes, minority
        interest and extraordinary loss            35,739          19,082                 30,931            36,212

PROVISION FOR INCOME TAXES                         13,827           7,749                 13,823            14,882
                                             ------------    ------------           ------------      ------------

      Income before minority interest and
        extraordinary loss                         21,912          11,333                 17,108            21,330

MINORITY INTEREST                                    (671)            880                 (1,083)              880
                                             ------------    ------------           ------------      ------------

      Income before extraordinary loss             22,583          10,453                 18,191            20,450

EXTRAORDINARY LOSS RELATED TO EARLY
  RETIREMENT OF DEBT, net of income tax benefit
  of $5,964 and $2,320, respectively               (9,588)             --                 (9,588)           (3,597)
                                             ------------    ------------           ------------      ------------

      Net income                             $     12,995    $     10,453           $      8,603      $     16,853
                                             ============    ============           ============      ============

NET INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary loss           $       1.10    $       0.69           $       0.90      $       1.37
  Extraordinary loss                                (0.47)           0.00                  (0.47)            (0.24)
                                             --------------  ------------           ------------      ------------
      Net income                             $       0.63    $       0.69           $       0.43      $       1.13
                                             ============    ============           ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           20,581,684      15,227,406             20,243,809        14,916,391
                                             ============    ============           ============      ============






       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (Amounts in thousands)



                                                                  For the nine months ended
                                                                -------------------------------
                                                                  December 31,     January 1,
                                                                      1995            1995
                                                                --------------  --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income                                                    $       8,603   $      16,853
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities -
    Depreciation and amortization                                      81,040          34,171
    Extraordinary loss                                                  9,588           3,597
    Interest expense on zero-coupon convertible notes                   7,442           6,636
    Provision for losses on accounts receivable                         4,937           1,450
    Minority interest in subsidiary income (loss)                      (1,083)            880
  Changes in assets and liabilities excluding
   effects of acquisitions -
    Receivables                                                       (97,396)        (72,907)
    Inventories                                                        62,318         (78,778)
    Prepaid expenses and other                                        (17,959)        (16,845)
    Payables and accrued expenses                                     (84,340)         56,442
    Other, net                                                         (4,271)            (82)
                                                                --------------  --------------
      Net cash used in operating activities                           (31,121)        (48,583)
                                                                --------------  --------------


CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisitions of net assets of certain businesses                   (382,984)       (219,090)
  Investment in Evanite                                                    --         (33,827)
  Capital expenditures                                                (74,883)        (48,246)
  Proceeds from sale of property, plant and equipment                   4,036           1,271
                                                                --------------  --------------
      Net cash used in investing activities                          (453,831)       (299,892)
                                                                --------------  --------------


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Increase (decrease) in short-term borrowings                        (57,017)         11,791
  Borrowings under U.S. Credit Agreements                              39,000         292,000
  Repayment of U.S. Credit Agreement borrowings                      (194,500)       (105,000)
  Increase in European term loans                                          --             896
  Repayment of European term loans                                    (48,337)           (851)
  Decrease in European Facilities Agreement                          (167,551)             --
  Borrowings under Pan-European revolver, net of debt issuance
     costs                                                            231,688              --
  Borrowings under Pan-European term loans, net of debt
     issuance costs                                                   197,717              --
  Equity from public offering                                              --         225,000
  Public offering fees                                                     --          (9,660)
  Payment by subsidiary to acquire treasury stock                          --         (12,297)
  Dividends paid                                                       (2,951)           (886)
  Issuance of 10% senior notes, net of debt issuance costs            292,242              --
  Issuance of senior subordinated discount convertible notes,
     net of debt issuance costs                                       243,528              --
  Payoff of British unsecured loan notes                              (35,282)             --
  Payment to acquire additional ownership of subsidiary                (4,945)             --
  Increase (decrease) in other debt                                   (13,168)          8,215
  Deferred financing costs                                             (3,466)        (17,364)
                                                                --------------  --------------
      Net cash provided by financing activities                       476,958         391,844
                                                                --------------  --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (591)          1,451
                                                                --------------  --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (8,585)         44,820
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         63,361          33,707
                                                                --------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $      54,776   $      78,527
                                                                ==============  ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest (net of amount capitalized)                        $      80,904   $      31,234
    Income taxes                                                $       6,873   $       3,689

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995
            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)




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

In October 1994, the Company acquired approximately 89.4% of the outstanding capital stock and approximately 25% of the convertible debentures of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for 1,145 pesetas per share or approximately $229,000. In December 1994, one of the shareholders of Tudor stock sold its remaining 5% ownership in Tudor to Tudor at the tender offer price in accordance with the terms of the purchase agreement. After completion of this sale and subsequent open market purchases of Tudor stock, the Company's effective ownership in Tudor is approximately 95.8%. Tudor, which is based in Spain, is the third largest battery manufacturer/distributor in Europe with sales of approximately $500,000 annually. Tudor manufactures both automotive and industrial batteries and markets its products in Western Europe, most notably in Spain, Portugal, Germany, Finland, Norway and Sweden.

This acquisition was accounted for as a purchase and the results of operations of Tudor are included in the Company's consolidated statement of operations effective October 3, 1994. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. Included in the liabilities are reserves established, in accordance with the FASB's Emerging Issues Task Force (EITF) Issue No. 87-11, for the expected twelve month operating losses attributed to certain manufacturing and distribution facilities acquired that have been identified for closure and sale. Approximately $19,000 of reserves were established for these facilities, all of which has been incurred. In addition, the Company recorded a liability of $39,000, including $12,000 recorded in fiscal 1996, related to severance benefits to be paid to certain employees who will be terminated as a result of the restructuring and plant closings. At certain locations, government approval is required before notice can be given to employees. Estimated goodwill is being amortized over 40 years.

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

The preliminary allocation of the purchase price is as follows:

     Cash                                         $      47,374
     Accounts receivable, net                           249,039
     Inventories                                        159,336
     Prepaid expenses and other                          45,874
     Property, plant and equipment, net                 177,694
     Other noncurrent assets                             19,339
     Accounts payable and accrued expenses             (260,311)
     Long-term debt (including current maturities
        and short-term borrowings)                     (209,518)
     Other noncurrent liabilities                       (99,651)
     Minority interest                                  (25,362)
                                                   -------------
                                                        103,814
     Cash consideration                                 437,684
                                                   -------------
     Preliminary estimate of goodwill             $     333,870
                                                   =============

Included in accrued expenses and other noncurrent liabilities is $50,000 related to severance benefits to be paid to certain employees who will be terminated as a result of the restructuring and plant closings. To date $7,897 has been paid. Remaining expenditures are expected to occur over the next several years as the Company complies with European Union ("EU") and other applicable regulations. In accordance with EITF No. 87-11, reserves of $12,000 have been established for the expected twelve month operating losses attributable to certain manufacturing and distribution facilities acquired that have been identified for closure and sale. As of December 31, 1995, $7.1 million has been incurred and charged against such reserves.

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

The following unaudited pro forma consolidated financial information for the nine months ended December 31, 1995 and January 1, 1995 illustrates the estimated effect of the CEAc, Tudor, Schuylkill and Evanite acquisitions and the related financings thereof, as if all the transactions were consummated as of the beginning of each period presented.


                                                                  For the
                                                             nine months ended
                                                        December 31,     January 1,
                                                           1995            1995
                                                        -------------    ------------
      Net sales                                         $   1,913,180    $  1,726,073
      Operating income                                        111,627         124,324
      Income (loss) before extraordinary item                  11,981          18,620

      Pro forma earnings per common share:
          Income (loss) before extraordinary item       $        0.58    $       0.91

The above unaudited pro forma financial information may not be indicative of the results that would actually have been obtained if the transactions had been effected on the dates indicated or that may be obtained in the future.

(3)  INVENTORIES
----------------

The components of inventories as of December 31, 1995 and March 31, 1995, are as follows:


                                                        December 31,     March 31,
                                                           1995            1995
                                                        -------------    -----------

         Raw materials                                  $     141,901    $    98,872

         Work-in-process                                       82,366         43,840

         Finished goods                                       359,089        333,769
                                                        -------------     ----------

                                                        $     583,356    $   476,481
                                                        =============     ==========

The Company uses the last-in, first-out (LIFO) cost method for both tax and financial reporting purposes for valuing approximately 40% of its inventories. The remaining inventories are valued on the first-in, first-out (FIFO) cost method. If all inventories had been determined using the FIFO method, such inventories would have been $566,289 at December 31, 1995 and $459,414 at March 31, 1995.

(4)  SHORT-TERM BORROWINGS
--------------------------

At December 31, 1995 and March 31, 1995, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by the Company's foreign subsidiaries totaling $25,062 and $75,010, respectively. Certain of these borrowings are secured by receivables, inventories and property. These facilities, which are typically for one year renewable terms, generally bear interest at current market rates plus up to 1%. As of December 31, 1995 and March 31, 1995, the weighted average interest rate on these borrowings was 10.7% and 8.9%, respectively.

(5)  LONG-TERM DEBT

Following is a summary of the Company's long-term debt at December 31, 1995 and March 31, 1995:
                                                December 31,        March 31,
                                                    1995              1995
                                                 ----------        ----------

Pan-European Revolving Credit                    $  231,717        $       --

U.S. Credit Agreement borrowings
  primarily at LIBOR plus 2.5% at
  December 31, 1995 (8.25%) and
  March 31, 1995 (8.8%)                              39,000           194,500

10% Senior Notes, due April 15, 2005                300,000                --

2.90% Senior Subordinated Convertible
  Notes due December 15, 2005                       250,577                --

Pan-European Term Loans                             198,008                --

10-3/4% Senior Notes, due
  December 15, 2002                                 150,000           150,000

12-1/4% Senior Subordinated Deferred
  Coupon Debentures, due
  December 15, 2004                                  87,214            79,772

Spanish Convertible Debentures at
  average one year MIBOR revisable every
  six months (9.25% at December 31, 1995
  and 9.6% at March 31, 1995)                        24,658            23,699

European Term Loans due March 31, 2006
  at a weighted average interest rate of 6.8%
  at December 31, 1995 and March 31, 1995            14,949            63,286

Guaranteed Unsecured Loan Notes
  at LIBOR less 5/8% (6.1%) at March
  31, 1995 (redeemed in April 1995)                      --            35,868

Other, primarily capital lease
  obligations at interest rates ranging
  from 1.7% to 12.8% due in
  installments through 2008, and other
  debt                                               45,512            23,000
                                                 ----------        ----------
                                                  1,341,635           570,125
Less - Current maturities                            31,738            51,731
                                                 ----------        ----------
                                                $ 1,309,897       $   518,394
                                                 ==========        ==========

In connection with the acquisition of CEAc (see Note 2), the Company refinanced most of CEAc's debt, which was principally due to its former parent, with proceeds from a new European Facilities Agreement. The Facilities Agreement had a multicurrency Revolving Credit Facility with a maximum commitment approximating $86,000 and a multicurrency Term Loan Facility with a principal amount approximating $77,000. Borrowings under these facilities which were unsecured, bore interest at market rates plus 1%.

On November 30, 1995, the Company entered into a Pan-European, multicurrency, multiborrower credit facility. The facility contains a Tranche A term loan in the amount of 236 million french francs, a Tranche B term loan in the amount of 930 million french francs, and a revolving facility of 1,403 million french francs. The Tranche A term loan matures on November 30, 2000 and the Tranche B term loan matures on November 30, 2002. Both term loans require semi-annual principal payments throughout their terms. The revolving facility expires on September 30, 2002. Substantially all of the Company's European bank debt, including the Facilities Agreement described above, was refinanced with this Pan-European credit facility. Borrowings under this facility bear interest at local market rates (comparable to LIBOR)) plus 1.5%. As of December 31, 1995, the weighted average borrowing rates for revolving loans and term loans approximated 8.6% and 7.4%, respectively. Borrowings are secured by the stock of the Company's European subsidiaries.

In December 1995, the Company issued 2.90% Convertible Senior Subordinated Notes due December 15, 2005, with a face amount of $346,000 discounted to $250,258 (before related issuance expenses of appoximately $7,500). These Notes have a coupon rate of 2.90% with a yield to maturity of 6.75%. In January 1996, the over-allotment option on the Notes was exercised. This provided the Company with additional proceeds of $36,600 (face amount of $51,900). The proceeds from these Notes were used to permanently repay the outstanding Term A and Term B loans and repay outstanding revolving borrowings under the U.S. Credit Agreement. The Notes are convertible into the Company's common stock at a conversion rate of
12.5473 shares per Note.

In December 1995, the Company incurred an extraordinary loss of $9,588 (net of $5,964 income tax benefit) related to the writeoff of unamortized deferred financing costs associated with the early extinguishment of the European Facilities Agreement, Tudor bank financing and the term and revolving loan borrowings pursuant to the U.S. Credit Agreement.

See Note 6 of the Notes to Consolidated Financial Statements included in the Company's March 31, 1995 Form 10-K for further information regarding the Company's long-term debt.

(6)  INCENTIVE COMPENSATION PLAN

In May 1995, certain members of the Company's management and Board of Directors were granted options to purchase 127,000 shares of the Company's common stock at or above the market price of the stock on the grant date. Vesting for 102,000 options occurs at the rate of 20% per year. The remaining 25,000 options vested over six months. No compensation expense has been recognized as the market price of the stock was the same as (or greater than) the exercise price on the date of grant.


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


North America

The Company has been advised by the EPA that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 54 federally defined Superfund or state equivalent sites. At 23 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and which are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, which share is based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below. Because the Company's liability under such statutes may, as a technical matter, be imposed on a joint and several basis, the Company's liability may not necessarily be based on volumetric contributions and could be greater than the Company's estimates. Management believes, however, that its PRP status at these Superfund sites will not have a material adverse effect on the Company's business or financial condition because, based on the Company's experience, it is reasonable to expect that liability will be roughly proportionate to its volumetric contribution of waste to the sites.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of December 31, 1995, the amount of such reserves on the Company's balance sheet was $28,117. Of this total amount, $22,838 was included in "Other Noncurrent Liabilities." These reserves consist of amounts accrued for active Company facilities, closed facilities, and 14 of the Superfund sites. They also include a general allowance for other Superfund sites where the Company's exposure is estimated to be less than $100 per site. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.


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

The Company completed its acquisition of CEAc in May 1995. The Company is aware that the lead-acid battery manufacturing facilities in Auxere and Nimes, France do not currently meet air emission standards established by the French Ministry of Environment. The local enforcement authority is aware of the situation in Nimes, and has granted the Company an additional two year period within which to achieve compliance with those standards. A similar effort is underway at the Auxerre facility, also in coordination with the local enforcement authorities. Management believes that the cost of achieving compliance with the air limits at both these facilities is not material.

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

CEAc's German subsidiary, Sonnenschein, GmbH, has signed a consent order with the administrative enforcement authorities to complete remediation of a river which flows along the lead-acid battery manufacturing facility in Budingen, Germany. That cleanup is proceeding and CEAc has established a reserve to cover the estimated cost of completing the project.

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

(8)  COMMITMENTS AND CONTINGENCIES
----------------------------------

The Company is currently a defendant in a claim brought by one of the Company's competitors alleging patent infringement. The claim went to trial and the jury ruled that one of the subject patents was valid and infringed. A separate trial was held for the award of damages, and, in April 1995, the plaintiff was awarded damages and interest (through June 1995) of approximately $5,300. The Company's outside counsel believes the verdict of the jury trial was incorrect and has advised that there is a high likelihood that the Company will prevail on appeal. This case was argued before the U.S. Court of Appeals for the Federal Circuit on February 1, 1996. A decision is not expected before June or July, 1996. Management continues to believe that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

A patent infringement suit was filed in the U.S. District Court in Oregon against the Company in January 1995 by Tekmax, Inc. The suit alleges infringement of the Tekmax patents dealing with a device to insert battery plates into battery separators and processes for doing so, and seeks damages in excess of the jurisdictional requirement of $50 (although plaintiff requested $6,000 before the suit was filed). Exide has denied infringement and asserted that such patents are invalid. Discovery in this matter has progressed to an advanced stage but this matter has not yet been scheduled for trial. The court has recently ordered arguments on the Tekmax' motion for summary judgment and the Company's four motions for summary judgment to be held on February 16, 1996. A conclusive assessment of the outcome of this matter cannot now be made.

The Company is currently involved in three related lawsuits pending in state and federal court in Alabama. The actions concern allegations that the Company sold used batteries as new. Two of the actions are in state court. Eddie Walton Davis, et al. v. Exide Corporation, et al. is an action by a class of Alabama consumers of Exide batteries. The class was certified on January 11, 1996. The Company is challenging that certification in the Alabama Supreme Court. Pretrial discovery is scheduled for the first half of 1996. A trial is tentatively scheduled for July or August, 1996. An action by a purported nationwide class of more than 1,000 resellers of Exide batteries is entitled Charlie Matthews v. Exide Corporation, et al. That class has not been certified. Both state court actions seek unspecified compensatory and punitive damages and injunctive relief. The federal court action is a wrongful termination suit by a former branch manager of the Company. Pretrial discovery is not scheduled until Spring 1996. A trial is tentatively scheduled in July 1996. The Company disputes all allegations and intends to vigorously defend itself.

On October 2, 1995, the Company was served with a complaint filed in Texas state court. The case seeks unspecified compensatory and punitive damages against 50 defendants, including the Company, who are alleged to have illegally disposed of lead-bearing wastes at a smelter in Mexico. The Company filed a general denial with the Texas state court; after the matter was removed to federal court the Company filed a more detailed answer denying the allegations made against it. Now the case has been remanded to the Texas state court, which is expected to set preliminary motions for hearing in the near future. The Company expects that discovery will commence shortly and continues to dispute the allegations against it and is prepared to vigorously defend against these allegations.

In addition, the Company is involved in various claims and litigation incidental to the conduct of its business which are not considered material to the Company's financial condition or results of operations.

(9) SUBSEQUENT EVENT
--------------------

In January 1996, the Company acquired the remaining 25% minority interest in Accumulatorenfabrik Sonnenschein GmbH, a subsidiary of CEAc, in exchange for 350,000 shares of Exide common stock.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------

Results of Operations

Three months ended December 31, 1995 compared with the three months ended January 1, 1995.

Net sales increased $283.1 million, or 64.8% to $719.9 million in the third quarter of fiscal 1996 compared with the third quarter of fiscal 1995. The sales increase was principally attributable to the acquisitions of Compagnie Europeene d'Accumulateurs S.A. ("CEAc") and Evanite Fiber Corporation (Evanite) in 1996, which increased quarter on quarter net sales by $261.9 million and $11.1 million, respectively. Industrial battery sales for the fiscal quarters ended December 31, 1995 and January 1, 1995 were $193.6 and $67.6 million, respectively.

Gross profit increased $85.8 million while the gross profit margin improved 3.05 percentage points in the third quarter of fiscal 1996 versus the third quarter of fiscal 1995. The increases in gross profit and gross profit margin were principally the net result of the inclusion of CEAc and Evanite ($73.8 million and $3.0 million, respectively), improved margins experienced by Tudor primarily arising from price increases and manufacturing cost reductions in Europe, lower gross profit in the United Kingdom, where the Company experienced problems in expanding the Cwmbran manufacturing facility and in the United States, where the Company's gross profit decreased quarter on quarter due primarily to lower automotive unit shipments.

Selling, general and administrative expenses increased $53.7 million in the third quarter of fiscal 1996, or 86.4% compared to same period in the previous year. This increase is principally attributable to the inclusion of CEAc and Evanite ($45.1 million and $1.5 million, respectively) and higher expenses experienced by Tudor due to the timing of certain selling expenses.

Operating income increased $32.1 million, or 88.3%, primarily as a result of the matters discussed above.

Interest expense increased $17.4 million in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995, principally as a result of the inclusion of CEAc ($5.2 million), and the interest cost attributable to the financing of CEAc.

For the quarter ended December 31, 1995, Other income, net is primarily comprised of net currency transaction gains ($1.6 million).

Income before extraordinary loss increased by $12.1 million or 116% in the fiscal quarter ended December 31, 1995 as compared to the fiscal quarter ended January 1, 1995. In December 1995, an extraordinary loss of $9.6 million was incurred related to the writeoff of unamortized deferred financing costs associated with the early extinguishment of debt. See Note 5 of Notes to the Company's condensed Consolidated Financial Statements appearing elsewhere herein.

Net income increased $2.5 million, primarily as a result of the matters discussed above.

Nine months ended December 31, 1995 compared with the nine months ended January 1, 1995.

Net Sales increased $946.2 million, or 113.3%, to $1,781.2 million in the first nine months of fiscal 1996 compared with the first nine months of fiscal 1995. The sales increase was principally attributable to the inclusion of Compagnie Europeene d' Accumulateurs S.A. ("CEAc") since June 1995 ($548.7 million) and the incremental effect related to the inclusion of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for the entire nine month period in fiscal 1996 (three months in fiscal 1995) of $286.6 million. Sales in the first nine months of fiscal 1996 were also favorably impacted by shipments to Sears Roebuck & Co., which was a significant new customer added late in the second quarter of fiscal 1995, growth of the Company's business in the United Kingdom ("UK") (net sales increased $21.3 million), and the inclusion of Evanite Fiber Corporation ("Evanite") with net sales of $34.0 million, a February 1995 acquisition. Industrial battery sales for the nine month periods ended December 31, 1995 and January 1, 1995 were $449.2 million and $67.6 million, respectively.

Gross profit increased $223.9 million while the gross profit margin remained constant in the first nine months of fiscal 1996 versus the first nine months of fiscal 1995. The increase in gross profit was principally the result of the inclusion of CEAc ($144.3 million) and the incremental effect related to the inclusion of Tudor for the nine month period in fiscal 1996 (three months in fiscal 1995) of $78.0 million.

Selling, general and administrative expenses increased $182.2 million in the first nine months of fiscal 1996, or 255.7%, compared to same period in the previous year. This increase is principally attributable to the inclusion of CEAc ($99.8 million for the 7 month post acquisition period), the incremental expenses related to the inclusion of Tudor for the entire nine month period in fiscal 1996 (three months in fiscal 1995) of $73.3 million, expenses related to the growth in the UK business of $6.7 million, and the inclusion of Evanite ($4.2 million).

Operating income increased $41.6 million, or 58.4%, primarily as a result of the matters discussed above.

Interest expense increased $55.5 million in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995, principally as a result of the inclusion of CEAc ($10.3 million), the incremental expense related to the inclusion of Tudor for the entire nine month period in fiscal 1996 ($9.2 million) the interest cost attributable to the financing of the Company's European acquisitions and the carrying costs associated with the higher working capital levels related to the growth of the U.S. and UK businesses.

For the nine months ended December 31, 1995, Other Income, net is primarily comprised of net currency transaction gains ($9.5 million) and the loss on the sales of receivables ($1.4 million).

Income before extraordinary loss was $2.3 million lower in the nine months ended December 31, 1995 than the nine months ended January 1, 1995. In December 1995, an extraordinary loss of $9.6 million was the writeoff of unamortized deferred financing costs associated with the early extinguishment of debt. See Note 5 of Notes to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.

Net income decreased $8.2 million, primarily as a result of the matters discussed above.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs, obligations on its indebtedness and capital expenditures. In addition, the Company has paid quarterly cash dividends of $0.02 per share on its common stock since its initial public offering. The Company meets these liquidity requirements, both in the U.S. and Europe, through cash flow generated from operating activities and with borrowed funds and the proceeds of sales of accounts receivable. Seasonal demands of the battery industry requires the Company to build inventory in advance of the typically stronger selling periods during the fall and winter, since the sales of automotive batteries are highly dependant on weather. The Company's sales have become more seasonal since its European acquisitions. European sales are concentrated in the fourth calendar quarter (the Company's third fiscal quarter), due to the shipment of batteries for the winter season and the practice of many industrial battery customers (particularly governmental and quasi governmental entities) to defer purchasing decisions until the end of the calendar year. The Company's highest cash demands from operations occur during the months of June through October. Funds provided by operating activities totalled $12.1 million in the third quarter of fiscal 1996 while funds used in operating activities totalled $31.1 million for the first nine months of the year. Cash was used primarily for increased working capital needs and to make semi-annual interest payments on the outstanding Senior Notes.

The Company is party to a receivables purchase agreement under the terms of which the purchaser has committed (subject to certain exceptions) to purchase selected accounts receivable of the Company. This agreement represents a source of funding to the Company at high grade commercial paper rates. In December 1995, the Company amended the agreement thereby raising the purchasers maximum commitment from $40 million to $75 million.

Obligations under the U.S. Credit Agreement and under the Pan-European Credit Facilities bear interest at fluctuating rates. The Company has three interest rate collar agreements and an interest rate swap agreement which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreements effectively limit the LIBOR base interest rate on $100 million of borrowings under the Credit Agreements to no more than 8% through December 30, 1997 and on $50 million to no more than 8% through July 17, 1998. If interest rates fall below certain levels, Exide is required to make payments to the counterparties under the agreement. The Company also has a $50 million interest rate swap agreement which effectively fixes LIBOR interest rates at 6.2% through May 16, 1997.

The Company's capital expenditures were $74.9 million in the first nine months of fiscal 1996. Of the total spending, $48.1 million was spent in Europe primarily on expansion and cost reduction projects. Capital expenditures in the U.S. were principally attributable to the expansion of the facility in Bristol, Tennessee, other plant expansions and cost reduction programs.

In April 1995, the Company issued 10% Senior Notes due in 2005. The Company realized net proceeds of $292.6 million on the debt offering which were used to finance the CEAc acquisition.

In May 1995, the Company completed the CEAc acquisition for $425.0 million. See
Note 2 of Notes to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein. The acquisition price of $425.0 million was financed with the proceeds from the 10% Senior Notes and by Revolving Loans under the U.S. Credit Agreement. The availability on the U.S. Credit Agreement was generated by the December 1994 stock offering as the proceeds from the December 1994 common stock offering ($247.5 million) were utilized to temporarily reduce the Company's Revolving Loans under the U.S. Credit Agreement.

As discussed in Note 5 of Notes to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein, on November 30, 1995, the Company entered into a Pan-European, multicurrency, multiborrower credit facility. This new facility, in conjunction with the cash flows generated from operations and the small amount of remaining local borrowings, will provide the Company sufficient flexibility to finance the ongoing short-term needs for severance and other restructuring costs associated with plant closures and consolidation as well as the long term needs of the European operations.

Additionally, as a result of the December 1995 issuance of the 2.9% Convertible Senior Subordinated Notes due in 2005, the Company has substantially reduced its scheduled principal loan payments in the U.S. until the year 2002.

On December 31, 1995, the Company had $128.2 million available under its U.S. credit facility. As stated above, the Company received $36.6 million in the net proceeds from the exercise of the over-allotment of the 2.9% Notes on January 10, 1996. These proceeds were used to repay revolving borrowings and therefore increased availability above that stated for December 31, 1995. Availability from borrowing facilities and cash balances at the Company's European and Canadian operations totalled $72.7 million.

The Company believes it will have sufficient funds available for its ongoing operating needs including any environmental requirements. The Company's Credit Agreements, Senior Notes and Deferred Coupon Debentures contain various business and financial covenants. At December 31, 1995, the Company was in compliance with the terms of those agreements.

As a result of the CEAc acquisition, almost two-thirds of the Company's consolidated sales and operations are outside the U.S. Therefore, the Company's future consolidated operating results and financial condition may be influenced by exchange rate fluctuations.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





                                      EXIDE CORPORATION

     Date:    February 14, 1996           By: /S/ Alan E. Gauthier
              -----------------               ------------------------
                                              Alan E. Gauthier
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Authorized Signatory)