Form 10-K
period 1996-03-31
EXIDE CORP
filed 1996-07-01
CIK 813781

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from       to

Commission File Number 1-11263

                               EXIDE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              23-0552730
    (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

        1400 N. WOODWARD AVENUE
      BLOOMFIELD HILLS, MICHIGAN                        48304
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

Registrant's telephone number, including area code (810) 258-0080

Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON    WHICH
                                                    REGISTERED

     Common Stock, $.01 par value              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                  10 3/4% SENIOR NOTES, DUE DECEMBER 15, 2002
                               (TITLE OF CLASS)

 12 1/4% SENIOR SUBORDINATED DEFERRED COUPON DEBENTURES DUE DECEMBER 15, 2004
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No   .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

 . $415,670,731Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 1996:


 . 20,893,693 outstanding shares of the Registrant's common stock as of June
  27, 1996.

                     (DOCUMENTS INCORPORATED BY REFERENCE)

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held August 14, 1996, are incorporated by reference into Part III of this report.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               EXIDE CORPORATION

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I
    Item 1  Business.....................................................     1
    Item 2  Properties...................................................    13
    Item 3  Legal Proceedings............................................    15
    Item 4  Submission of Matters to a Vote of Security Holders..........    16
 PART II
    Item 5  Market for Registrant's Common Equity and Related Stockholder
             Matters.....................................................    16
    Item 6  Selected Financial Data......................................    17
    Item 7  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    18
    Item 8  Financial Statements and Supplementary Data..................    21
    Item 9  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    22
 PART III
    Item 10 Directors and Executive Officers of the Registrant...........    22
    Item 11 Executive Compensation.......................................    22
    Item 12 Description of Capital Stock.................................    22
    Item 13 Certain Relationships and Related Transactions...............    22
 PART IV
    Item 14 Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................    22
 SIGNATURES...............................................................   23
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE..................  F-1

                               EXIDE CORPORATION

PART I

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

  Exide Corporation (together with its subsidiaries, "Exide" or the "Company") is the leading manufacturer and marketer of starting, lighting and ignition ("SLI") batteries in the world. During 1994 and 1995 through its acquisitions of B.I.G. Batteries Group Limited ("BIG"), Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") and Compagnie Europeenne d'Accumulateurs S.A. ("CEAc"), as well as its assumption of the customers of Gemala Battery Company Limited ("Gemala Battery"), the Company has become Europe's largest producer and marketer of SLI batteries and industrial batteries.

                       RATIONALIZATION AND CONSOLIDATION

  The Company is implementing a cohesive overall European rationalization and consolidation strategy with respect to its recently completed European acquisitions. The Company plans to lower fixed and variable production costs through plant closings, thereby increasing capacity utilization at the remaining plants, shifting production to lower cost areas and reducing overhead. In conjunction with its plant closings, the Company intends to rationalize its distribution system, reducing the number of warehouses and improving its delivery systems. In addition, the Company plans to rationalize its product range, significantly reducing the number of stockkeeping units and improving inventory management. The Company anticipates that this consolidation will produce significant cost savings. Exide is also rationalizing its SLI battery brand strategy in Europe and will concentrate its sales and marketing efforts on its strongest brands, including Exide, Tudor, Fulmen, Sonnenschein and Hagen Batterie.

  The Company plans to reduce the total number of automotive and industrial manufacturing facilities in Europe from 30 as of June 30, 1995 to 12 by the year 2000. The Company has plans to close eleven automotive manufacturing facilities, six industrial manufacturing plants and one combined automotive and industrial manufacturing facility. In addition, the Company plans to close two non-battery manufacturing plants. The Company was able to close six plants in Europe in fiscal 1996 without labor unrest.

  The Company plans to continue rationalizing its manufacturing and production facilities in the United States as well. The Company is in the process of relocating production from its Greer, South Carolina facility to its Reading, Pennsylvania and Bristol, Tennessee facilities. The Bristol facility is designed to be a high volume, low-cost SLI battery manufacturing facility.

                                 NORTH AMERICA

  Exide and its affiliates have a unit market share in SLI batteries of approximately 39% in the United States and Canada, based on information provided by an industry trade association. The Company believes that it is the lowest cost major producer in its North American markets.

  The Company has realized significant cost savings through consolidations of operations, particularly after it doubled its size by its acquisition of General Battery Corporation in 1987, the installation of more efficient equipment and processes and the addition of a technologically advanced secondary lead smelter. The Company's relatively high level of vertical integration, through lead smelting, plastics reprocessing and separator production, reduces the effects on Exide of changes in the market prices of raw materials and can result in substantial raw material cost savings. In August 1995 the Company acquired Schuylkill Holdings, Inc. ("Schuylkill"), a U.S. company that operates two secondary lead smelters. Exide operates 18 manufacturing facilities in the United

States and Canada. Exide continues to increase production at its Bristol, Tennessee battery manufacturing facility, which the Company intends to be similar to its Salina, Kansas plant. The Company believes its Salina plant is the highest volume and one of the lowest cost automotive battery plants in the world.

  For the fiscal year ended March 31, 1996, Exide's North American operations would have accounted for approximately 38% of Exide's total pro forma net sales.

                                     EUROPE

  Exide targeted the European market as an attractive opportunity because it is one of the largest battery markets outside of North America and because the Company believes that its experience with rationalization and consolidation of manufacturing and distribution operations can be successfully applied in Europe. The Company believes the battery manufacturing industry in Europe is undergoing rationalization and consolidation activity similar to that which has occurred in the United States over the last twenty years. The key components of the Company's European strategy include maintaining or improving (i) strong market shares, (ii) broad geographic coverage, (iii) low production costs, (iv) distribution systems, (v) strong customer relationships and (vi) experienced management.

  In implementing this strategy, the Company acquired two European battery manufacturers in 1994 and one in 1995. In May 1995, the Company acquired 99.7% of the stock of CEAc (subsequently increased to 100%), one of the largest SLI producers and the largest industrial battery manufacturer in Europe, for approximately $425.0 million in cash ($553.5 million less assumed debt plus interest from March 31, 1995). In October 1994, Exide acquired for approximately $229.0 million 89.4% (subsequently increased to 95.8%) of the outstanding capital stock and 25% of the convertible bonds of Tudor, headquartered in Madrid, Spain, which is the third largest lead acid battery producer in Western Europe. In March 1994, the Company acquired BIG, an SLI battery manufacturer based in Wales, for approximately $35.0 million. In addition, in September 1994, the Company assumed the customers of, and began to temporarily operate the facilities of, Gemala Battery, a battery producer based in England and the owner of Gemala Battery received an 18.5% interest in the combined operations of BIG and Gemala Battery.

  Exide is the leading manufacturer and marketer of SLI and industrial batteries in Europe with major market presence in France, Spain, Portugal, Italy, Germany, the United Kingdom, Sweden, Denmark, Finland and Norway. The Company believes it is one of the lowest cost, highest quality suppliers of SLI and industrial batteries in Europe. SLI batteries and industrial batteries accounted for approximately 54% and 43%, respectively, of the net sales of Exide's European operations for the fiscal year ended March 31, 1996. Approximately 70% of all automotive batteries sold in Europe are sold in the aftermarket and approximately 71% of the automotive battery net sales of Exide's operations in Europe during fiscal 1996 were of automotive replacement batteries. Exide produces SLI batteries for the European original equipment manufacturing ("OEM") market. On a going forward basis, the Company will focus its SLI battery marketing efforts on certain of its strong brands. Standby batteries represented approximately 41% and traction batteries represented approximately 52% of industrial battery sales of the Company in fiscal 1996. As in the automotive market, the Company's industrial battery brands, including TS, Hagen Batterie, Tudor, Fulmen, Sonnenschein, Chloride Motive Power, Magneti Marelli and ASTA, are well recognized in their markets.

  The Company's European operations are vertically integrated (although to a lesser extent than its North American operations), with three secondary lead smelters in Europe. The Company supplies most of its own European needs for plastic components.

  For the fiscal year ended March 31, 1996, Exide's European operations would have represented approximately 62% of Exide's total pro forma net sales.

                               ----------------

  The Company is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888 by Thomas A. Edison. The principal executive offices of the Company are located at 1400 North Woodward Avenue, Bloomfield Hills, Michigan 48304, telephone number (810) 258-0080.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The Company is primarily engaged in one industry segment, namely, the manufacture, distribution and sale of lead acid batteries and related accessories. (See Note 17 to the Company's Consolidated Financial Statements appearing elsewhere herein.)

(C) NARRATIVE DESCRIPTION OF BUSINESS

  Exide is the leading manufacturer and marketer of SLI batteries in the world. The Company's acquisitions of BIG, Tudor and CEAc, as well as its assumption of the customers of Gemala Battery, have made it Europe's largest producer and marketer of SLI batteries and industrial batteries.

                                    PRODUCTS

  SLI Batteries. SLI batteries for the automotive aftermarket and the OEM market represented 66% of the pro forma consolidated revenues of Exide for the fiscal year ended March 31, 1996. In the United States and Canada, Exide has the most complete line of automotive batteries, and the Company has introduced numerous new products, including batteries for superior performance in hot and cold climates, such as the Exide Heat Guard battery, the first climatized battery, the Exide Barium Plus line maintenance-free batteries that have a shelf life twice as long as conventional batteries and the Exide 911 Emergency Vehicle Battery that employs patented technology to provide the high performance required for emergency vehicles. In addition, the Company has recently introduced a sealed recombinant battery in Europe, which the Company believes will present a significant opportunity as it has a longer shelf life and is the first battery sealed in such a manner that allows the battery to be relocated from the engine to the passenger compartment of the vehicle. Exide plans to introduce this new battery in the North American market in fiscal 1997.

  The Company also produces SLI batteries for commercial applications, such as trucks, farm equipment, tractors and other off-road vehicles, as well as specialty batteries for marine and garden tractor applications. For the marine market, Exide has introduced the Nautilus Mega Cycle high performance, dual terminal battery and the Power Probe battery which allows boaters to instantly check their battery power.

  Industrial Batteries. Sales of industrial batteries represented 28% of the pro forma consolidated revenues of Exide for the fiscal year ended March 31, 1996. Exide is the largest manufacturer and marketer in Europe of industrial batteries. Standby (also known as "stationary") batteries are used primarily in telecommunications, as well as electric installations, security and emergency systems, such as for airports and hospitals, and uninterruptible power systems. In the fiscal year ended March 31, 1996, Exide's pro forma sales of standby batteries were approximately $285 million. Exide is one of Europe's leading suppliers of submarine batteries and its customers include the navies of Norway, Israel, Turkey, Sweden, Greece, Germany and Spain. Exide's European operations have developed the Dry Safe line of maintenance-free standby batteries, an improvement over existing sealed batteries. Traction batteries are used to drive electric vehicles such as forklifts and mine locomotives. In the fiscal year ended March 31, 1996, Exide's traction battery pro forma sales were $356 million. The traction battery market is divided into the OEM market, comprised of the manufacturers of electric vehicles, and the replacement market, which includes large users of electric vehicles as well as OEM dealer networks. The most important recent development by Exide's European operations in traction batteries is the CSM series of batteries which contain a copper negative plate that increases their capacity.

  In 1991 Exide sold its North American industrial battery product line to Yuasa Exide, an entity in which the Company has a 13.5% interest. Yuasa Exide, which is a leading manufacturer of industrial batteries in North America, supplies the Company with motorcycle batteries built to Exide's specifications.

  Other Products. Sales of products other than SLI and industrial batteries represented 6% of the pro forma consolidated revenues of Exide for the fiscal year ended March 31, 1996. The Company also produces battery chargers and, through acquisitions, has expanded its presence in the North American automotive market by adding its Speed Clip line of battery related accessories and wheel weights and its Sure Start line of remanufactured starters and alternators. Its European operations also manufacture and market other products such as battery chargers and accessories, plastic components and nickel-cadmium and lithium batteries.

                             MARKETS AND MARKETING

  North America. Over 80% of all automotive batteries sold in the United States and Canada are sold in the aftermarket, and in fiscal 1996 approximately 90% of the Company's unit sales were of automotive replacement batteries. The aftermarket is influenced more by the age and number of vehicles in service than new production levels and tends to be less cyclical than the OEM market. In April 1994, Sears, one of the largest retailers of SLI batteries in the United States, selected the Company as the primary supplier of its batteries, including the Die Hard brand. Exide is the leading supplier for 17 of the 20 largest battery retailers in the United States, including NAPA Distribution Centers, Kmart Corp., Northern Automotive Corporation, Montgomery Ward & Co. and The Pep Boys-Manny, Moe & Jack. The Company also produces SLI batteries for the OEM market in North America, principally for Chrysler Corporation, for whom it is the primary supplier, as well as John Deere, E-Z-GO, Ford New Holland, Mitsubishi Motor Manufacturing Company, NAVISTAR, Toyota Motor Corp., and others.

  Current management, which is led by Arthur M. Hawkins, Chairman, President and Chief Executive Officer, who joined Exide in 1985, has transformed the Company into a marketing-driven business by developing a new customer base focused on leading mass-merchandisers, auto supply chains and wholesalers and introducing merchandise displays, innovative packing and programs to assist customers in marketing and inventory management. To support and expand this customer base, Exide has expanded its Company-owned distribution system from 12 wholesale branch outlets in 1985 to approximately 130 today. These outlets, which distribute Exide batteries to both large accounts and local dealers and other small volume customers, also allow Exide to collect used batteries for recycling in the Company's lead smelters as part of its recycling program aimed at reducing costs and protecting the environment. In addition, in recent years the Company has introduced several new products including an advanced line of maintenance-free batteries and an emergency vehicle battery. The Company, which markets its products under various trademarks including Exide, Willard and Prestolite, has strengthened its brand recognition through promotional activities, including sponsoring a NASCAR Winston Cup racing team. A 1992 Marketing Research Institute study that surveyed 20,000 households showed that the Exide brand had the second highest level of battery brand recognition in the United States.

  Europe. The Company's European revenues are diversified across many European countries. Approximately 53% of the pro forma combined sales of Exide's European operations in fiscal 1996 were of SLI batteries. Pro forma SLI battery aftermarket sales were approximately 70% of the pro forma combined SLI battery sales of Exide's European operations in fiscal 1996. The Company has a leading position in the aftermarket in France, Italy, Belgium, the United Kingdom, Ireland, Finland, Norway, Portugal and Spain. Exide's replacement SLI battery brands include Fulmen, Sonnenschein, Tudor, Hagen Batterie, LYAC Power, SONNAK, Anker, BIG and Exide. In addition to the markets in which it has a direct presence through manufacturing subsidiaries, the Company markets batteries in and exports batteries to approximately 50 other countries.

  Approximately 11% of the pro forma combined fiscal 1996 sales of Exide's European operations were to OEMs, and the Company is one of the major suppliers to Fiat S.p.A. ("Fiat"), the Volkswagen group

(Volkswagen AG/AUDI AG/Seat/Skoda Automobilova AS), the PSA group (Peugeot S.A./Citroen), the Renault group and Volvo. By assuming the customers of Gemala Battery, the Company is also a supplier to Ford Motor Co. in Europe. As development supplier to the PSA group and several other automobile manufacturers, Exide works closely with such customers as they develop new models with varying requirements. As in the United States, OEM battery sales are closely linked to new vehicle sales.

  The Company has the leading market share in both standby and traction batteries in western Europe. The Company's standby batteries are used for telecommunications, uninterruptible power supplies, security systems, submarines, power plants, railways and miscellaneous mobile applications (such as wheelchairs and golf carts). Major standby battery customers include telecommunications companies and European armed forces. Major traction battery customers in Europe include the electric vehicle operations of the Linde group (Still GmbH, LL Fenwicks, Fiat and Lansing), Clark and Jungheinrich, and to a wide variety of customers in the aftermarket, ranging from large industrial concerns to small warehouses. Technical expertise and assistance and customer service are more important in the industrial battery markets than in the SLI battery markets and the Company has technical service agreements with a number of its customers.

  Customers. On a pro forma basis the Company's five largest customers accounted for 15% of its fiscal 1996 net sales. The Company does not believe that a material part of its business is dependent upon a single customer the loss of which would have a material impact on the long-term business of the Company. However, the loss of one or more of the Company's largest customers would have a negative short-term impact on the Company's results of operations.

                             DISTRIBUTION NETWORKS

  North America. As part of its program to improve its customer base and its service to such customer base, the Company has developed a network of over 130 Company-owned wholesale distribution outlets throughout the United States and Canada that sell and distribute Exide batteries to local auto part retailers, service stations, local repair shops and other smaller volume customers as well as collect used and spent batteries for recycling in the Company-owned lead smelters. The Company's wholesale outlet distribution system has grown to constitute the third largest distribution system of SLI batteries in the United States. The development of its wholesale outlet distribution system, which is supplemented by regional accounts, small battery wholesalers and battery specialists, has been a key component in the Company's success and has enabled the Company to provide cost effective product distribution to the Company's national accounts and reduced the Company's reliance on small battery wholesalers and retailers.

  Europe. Exide's European operations distribute their aftermarket SLI batteries primarily through battery wholesalers, OEM dealer networks, hypermarkets, European purchasing centers and oil companies, although on a country by country basis distribution strategy varies greatly. Battery wholesalers sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers and supermarkets throughout Europe. Wholesalers, who sell to repair shops and service stations, and OEM dealers represent the large majority of this market, but supermarket chains, replacement part stores (who are represented by purchasing associations) and hypermarkets have become increasingly important. The Company's distribution network will be enhanced as certain manufacturing facilities closed pursuant to the ongoing rationalization and consolidation are converted to use as distribution centers.

  Given the importance of service and technical assistance, Exide's European operations generally ship standby batteries directly to system suppliers and uninterruptible power supply manufacturers who include the standby batteries in the equipment and distribute products to end users. Traction batteries are distributed through OEM dealers, independent distributors and directly to large fleet users. Exide's European operations also distribute both standby and traction batteries through their own branch network. Exide has begun a restructuring of its distribution network to better serve the mass merchandising segment and currently plans to reduce the number of its warehouse outlets and subcontract the rest of its company-owned distribution operations.

                       RESEARCH AND DEVELOPMENT; QUALITY

  In North America, Exide has increased its number of engineers from just 2 in 1985 to 64 today. This commitment to research and development has allowed the Company to introduce more new products in the last five years than the rest of the domestic SLI battery industry combined, including the Exide Barium Plus line and other batteries noted above. Exide has received over 100 new patents since 1985 and is now working on the next generation of power solutions. The Company's presence in the North American OEM markets for automobiles and commercial vehicles, particularly its close working relationship with Chrysler Corporation, helps it to remain current with technological innovations. Similarly, Exide through its European operations, devotes substantial efforts to research and development and benefits from its appointment as development supplier to several major automobile manufacturers. The Company has received the maximum research and development rating from the PSA group and similar ratings from most of the other European automobile companies it serves. For the SLI market, Exide is developing lighter batteries which will result in lower fuel consumption and recently developed a new line of very low maintenance batteries with higher starting power. With respect to industrial batteries, Exide has focused on improving efficiency and reducing maintenance.

  Exide continues to devote substantial efforts to research and development for batteries for electric cars and other vehicles. The Company participated in the development of an electric vehicle which has set various speed and endurance records and was demonstrated at the 1994 Indianapolis 500. The Company is participating in electric vehicle battery research projects funded by the European Union and a consortium of battery manufacturers and by the Spanish Ministry of Industry and Energy.

  Exide's performance and product quality has been widely recognized by its customers. In recent years, in the United States, Exide has received the "Desert Storm" Commendation from the United States military, Carport Vendor of the Year Award, Chrysler Quality Excellence Award, Chrysler Preferred Supplier Evaluation, Ford Q1 Award, Toyota President's Award, Navistar QA 7 Award, NAPA Excellence Through Performance Award, Kmart Innovation of Products and Marketing Award, Montgomery Ward Excellence in Vendor Performance, Quality Stores Vendor of the Year, and the ADAP Stores Vendor of the Year. An independent testing laboratory of national repute subjected SLI batteries in the North American market to rigorous tests designed to simulate conditions that those batteries would experience in actual use. The reported results of those tests indicated that Exide's batteries were superior to the other batteries tested.

  Exide's European operations have received awards for quality automotive OEM production, including the Formel Q and Most Value to Customer awards from Volkswagen, and one of the Company's batteries was chosen as the best replacement battery in France in a study conducted by Auto Plus, a French automobile magazine. In the industrial market, the Company's standby batteries have received quality approval certificates from such major telecommunications companies as the Deutsches Bundespost Telekom and from European defense organizations.

                  MANUFACTURING, RAW MATERIALS AND SUPPLIERS

  North America. The major reasons for the Company's emergence as the low-cost producer in the United States and Canadian automotive battery industry have been the achievement of economies of scale through strategic acquisitions, the consolidation of facilities, the Company's relatively low labor costs and increased vertical integration in the areas of lead smelting, plastics and battery separators. Since 1985 and in association with the acquisition of General Battery in May 1987, the Company consolidated the operations of seven plants and eight distribution centers into larger, more efficient locations with lower labor costs. This has led to a significant reduction in unit costs and improved labor productivity. The Company also is a leader in developing advanced production techniques, such as continuous plate processing, statistical process control and computer-aided design and manufacturing. The Company's manufacturing plant in Salina, Kansas is the highest volume and one of the lowest cost automotive battery plants in the world. The Company continues to increase production at its manufacturing facility in Bristol, Tennessee, a modern, highly efficient battery manufacturing plant similar to the Company's Salina, Kansas facility.

  Exide believes its overall unit conversion costs (production costs other than raw materials) are significantly below the conversion costs of its major United States and Canadian competitors. These cost efficiencies result from the Company's high volume of production, emphasis on cost control and competitive labor costs. The Company's relatively high level of vertical integration reduces the effects of changes in the market prices of raw materials on production costs and, when lead market prices are higher, may result in substantial raw material cost savings. Lead is the principal raw material in the manufacture of batteries, representing approximately one-third of the cost of goods sold. The Company can obtain substantially all of its lead requirements through the operation of four secondary lead smelters, which reclaim lead by recycling spent lead-acid batteries. Prior to its acquisition of two of such smelters in August 1995 through its purchase of Schuylkill, the Company had begun purchasing a larger portion of its lead requirements, making the cost of its batteries more sensitive to lead price changes. During fiscal 1996, lead prices increased significantly. The Company obtains batteries for recycling from its customers and through its wholesale distribution outlet system. Exide obtains the balance of its lead from a number of suppliers. The Company believes it has a significant competitive advantage from its in-house lead smelting and from back hauling of spent batteries for recycling through its distribution network and wholesale distribution outlets. When lead market prices decline, the Company's lead cost advantage from vertical integration can be reduced or eliminated. Because Exide adjusts its pricing to a substantial number of customers pursuant to a formula based on a published price of lead, if market prices were to decline below the Company's lead production cost for an extended period of time, the Company could be forced to obtain more of its requirements from third parties and to seek to reduce its variable and fixed costs of conversion.

  The Company also produces approximately 76% of its U.S. plastic molding requirements. In addition, approximately 87% of the Company's raw plastic requirements in the United States are obtained through in-house reclamation of spent battery cases as part of its recycling program.

  Other key raw materials and components in the production of batteries include separators, lead oxide and chemicals, all of which are generally available from multiple sources. The Company currently produces all of its United States requirements of separators, one component in SLI batteries, through Evanite. In order to further vertically integrate its operations and assure a portion of its global separator needs, the Company consummated the acquisition of Evanite in February 1995. The Company has not experienced any material stoppage or slowdown in production as a result of the unavailability, or delays in the availability, of raw materials.

  Europe. The Company operates manufacturing plants, including temporary operation of Gemala Battery's plant, in France, Italy, Spain, Portugal, Germany, the United Kingdom and elsewhere in Europe. Through CEAc's investment in Turkey and its recent acquisition in Poland, and Tudor's investment in India, the Company has a presence in Eastern Europe and Asia as well.

  Exide has three secondary lead smelters in Europe that supply approximately 28% of its lead requirements (with a plan to bring that figure to 50% by the year 2000). The Company's European operations are affected by changes in lead prices more than its North American operations because European operations are less vertically integrated and do not have the benefit of contract provisions that automatically pass lead price increases through to customers to the extent of the North American business. Major investments have been made in these plants in recent years to improve lead treatment and recycling processes. The Company produces most of its own plastic components.

  The Company is implementing a cohesive overall European rationalization and consolidation strategy with respect to its European acquisitions. The Company plans to lower fixed and variable production costs through plant closings, thereby increasing capacity utilization at the remaining plants, shifting production to lower cost areas and reducing overhead. In conjunction with its plant closings, the Company intends to rationalize its distribution system, reducing the number of warehouses and improving its delivery systems. In addition, the Company plans to rationalize its product range, significantly reducing the number of stockkeeping units and improving inventory management. The Company anticipates that this consolidation will produce significant cost savings. Exide is also rationalizing its SLI battery brand strategy in Europe, and will concentrate its sales and marketing efforts on its strongest brands, including Exide, Tudor, Fulmen, Sonnenschein and Hagen Batterie.

                                  COMPETITION

  North America. The United States and Canadian market for SLI and specialty batteries is mature and highly competitive. Battery manufacturers compete primarily on the basis of price, quality, service, warranty period and timeliness of delivery. Generally, sales are made without long-term contracts. Because the domestic industry has had excess capacity, competition and increased pressure for cost reduction from SLI battery customers in the SLI aftermarket and from automotive OEMs and other customers in the OEM markets for SLI batteries have resulted in declining prices in the last several years and some smaller competitors were unable to survive.

  The Company's primary domestic competitors are Johnson Controls, Inc., Delco Remy (a division of General Motors Corporation) and GNB Incorporated (a subsidiary of Pacific Dunlop, Ltd.). Regional manufacturers are also significant, accounting for approximately 13% of the United States market.

  Europe. The SLI and industrial battery markets are very competitive and competition intensified as a result of reduced demand due to the recent European recession. As in the North American SLI and industrial battery market, European manufacturers compete primarily on the basis of price, quality, service, warranty period and timeliness of delivery. There is excess capacity in the industry and competition and increased pressure for cost reduction from large customers in both the SLI and industrial battery markets have resulted in declining prices in recent years. Currency fluctuations among the European countries and as compared with other countries can also have considerable competitive effects. Among Exide's competitors in Europe are VB Autobatterie GmbH ("Varta/Bosch"), Hawker Siddeley, Fiamm, Delco Remy, Autosil, Hoppecke, Yuasa and Matsushita.

                                    BACKLOG

  The Company does not have a material amount of backlog orders.

                                   EMPLOYEES

  North America. As of March 31, 1996, the Company employed approximately 1,614 salaried employees and approximately 4,698 hourly employees in North America. Approximately 41% of such salaried employees are engaged in sales, service and marketing and approximately 43% in manufacturing and engineering. Approximately 40% of its hourly employees are represented by unions. Relations with the unions are generally good. Contracts covering approximately 202 and 1,143 of the Company's union employees expire in fiscal 1997 and 1998, respectively, and the remainder thereafter.

  Europe. As of March 31, 1996, the Company employed approximately 3,849 salaried employees and approximately 6,437 hourly employees in Europe. Approximately 13% of such salaried employees are engaged in sales, service and marketing and approximately 47% in manufacturing and engineering. The Company's hourly employees are generally represented by unions. Relations with the unions are generally good. Contracts covering the Company's European union employees expire on various dates through 1998.

                            TRADEMARKS AND PATENTS

  The Company owns or has a license to use various trademarks which are of value in the conduct of its business. While the Company believes such trademarks and trade names enhance the brand recognition of its products and therefore are important to its business, the Company also believes that its products, engineering skills, reputation for quality and relationships with its customers are equally important for the maintenance and growth of its business. An unaffiliated firm has rights to the Exide mark in approximately 37 foreign countries. In addition, Exide Electronics Group, Inc., an unaffiliated company, is licensed to use the Exide name on certain devices.

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

                   ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

  North America. The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, processing, recycling, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to federal, state and provincial occupational safety and health laws and regulations, particularly relating to the monitoring of employee health. Except as disclosed herein, the Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

  The Company has been advised by the EPA and various state agencies that it is a PRP under CERCLA or similar state laws at 53 federally defined Superfund or state equivalent sites. At 23 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRP's that have been identified and which are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, which share is based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below. Because the Company's liability for environmental remediation costs under such statutes may be imposed on a joint and several basis, the Company's liability may not necessarily be based on volumetric contributions and could be greater than the Company's estimates. Management believes, however, that its PRP status at these Superfund sites will not have a material adverse effect on the Company's business or financial condition because, based on the Company's experience, it is reasonable to expect that liability will be roughly proportionate to its volumetric contribution of waste to the sites.

  The Company is the primary PRP at three Superfund sites (discussed below). Other than these three sites, the Company's volumetric contribution exceeds 5% at only seven Superfund sites (with respect to two of which the Company's share of liability has been paid) and its volumetric contribution at the five sites where the Company's liability has not yet been fully paid averages 14.5%. At all other sites, the Company's volumetric contribution is currently estimated to be less than 5% of the total waste at the site. However, in some instances the Company's volumetric share of the waste at a site is not the sole determinant of the Company's share of the remediation costs because some PRPs are unable to fund their allotted share and the shortfall is divided among the viable PRPs.

  The Brown's Battery site, located in Pennsylvania, was operated by third party owners in the 1960's and early 1970's. EPA completed its study of this site and issued a final Record of Decision ("ROD") outlining a remediation plan that employs an innovative technology developed by the Company which has not yet been used for lead remediation on a production volume basis. EPA sued the Company and the District Court held the Company liable for the site cleanup and the Company signed a consent decree to remediate the site with EPA.

  The District Court approved the Decree on June 3, 1996, and Exide intends to make a $3 million payment for EPA's past cost on July 2, 1996. The decree proposes remediation using the innovative technology. This innovative technology approach is believed to be lower in cost than other prevailing options and offers to the Company and EPA additional significant potential enhancements for remediation of other similar sites. The incremental cost of remediation for the innovative technology approach is estimated to be approximately $16.0 million, a substantial portion of the total remedial costs constitute capital improvements. If the innovative technology is not feasible, the alternative remediation plan, which entails relocation of the contaminated soil, would be employed at a cost (estimated by EPA) of approximately $30 million. The Company has tested and is actively pursuing design, development and additional testing of the innovative technology. The Company is also actively pursuing recovery under prior insurance policies as discussed below. The Company has established its reserves based upon the innovative technology remediation plan, net of amounts to be capitalized and not considering potential insurance recovery.

  The Company is also the primary PRP at the Wortham Lead Salvage State Superfund Site, located in Mabank, Texas, another site that was owned and operated by third parties. The estimated cost of remediating the Wortham site is between $520,000 and $770,000. The Texas Natural Resources Conservation Commission ("TNRCC") has amended the Record of Decision for this site. The Company believes that the revised approach would reduce the cost of remediating this site by roughly 50% as compared to the original remedy. The Company has until July 9, 1996 to submit a good faith offer to perform the amended ROD remedy. As an alternative to submitting a good faith offer, the TNRCC has given the Company an opportunity to pursue site remediation under the TNRCC Voluntary Cleanup Program. This alternative is being evaluated and the Company is negotiating with the TNRCC over the requirements of the program change. Until that process is completed, the Company cannot determine the cost of remediating this site. Nevertheless, management does not believe that the costs incurred at this site will have a material adverse effect of the Company's business or financial condition.

  The third site at which the Company has been the primary PRP is the Jones Tire & Battery Superfund Site in Alabama. Like the other sites listed above, the Company never owned or operated this site. Accordingly, the Company's volumetric share of the waste found at this site was fairly small (less than 2%). Because of the large number of non-paying PRPs, however, the Company has paid the largest single share of the expenses to date. The paying PRPs have collectively paid nearly $4 million at this site, of which the Company has paid approximately $1.43 million. Site remediation was completed in May 1995 and the EPA issued a letter in August 1995 stating that no further remedial or investigative action was needed at this site. However, EPA has referred the matter to the State of Alabama Department of Environmental Management ("ADEM") for closure. The Company does not expect that any additional expenses associated with this site will have a material adverse effect on the Company's business or financial condition. The Company has commenced litigation against those PRPs who have declined to fund their share of the cleanup and currently believes that much of the additional funds which the Company has been forced to expend on this matter will be recovered through that litigation.

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

  South Carolina environmental officials alleged that the Company improperly disposed of soil from the Company's Greer, South Carolina facility in 1991. Without acknowledging any wrongdoing on its part, the Company, in consultation with South Carolina authorities, reexcavated and disposed of the soil. Federal authorities fully investigated the incident, and declined to take civil or criminal action against the Company. In a related matter the Company entered into a Consent Order with State environmental authorities to conduct investigatory and remedial action at its Greer facility and residential areas adjacent to the facility.

  On January 14, 1994, the Company acquired a vacant manufacturing facility located in Bristol, Tennessee which the Company has converted to a battery manufacturing facility. While the facility was being used for manufacturing operations by Unisys Corporation ("Operating Owner"), soil and groundwater contamination was identified at the site which led to its designation by the State of Tennessee as a state "Superfund" site in 1988. Under the direction of the State of Tennessee, the Operating Owner has, at its own expense, completed a soil remediation at the site and is in the process of completing a groundwater cleanup.

  The Company purchased the facility from a subsequent owner of the property. As part of the Company's purchase, the Seller agreed to indemnify the Company with respect to environmental conditions in existence at the time of purchase. The State of Tennessee has informed the Company that it considers the Operating Owner to be primarily responsible for any contamination existing at the facility at the time of the Company's purchase. The Company is in communication with the Operating Owner on a periodic basis regarding the status of the remediation. The Company does not currently believe that the environmental condition of the facility will have a material adverse effect on the Company's business or financial condition.

  While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, management does not believe the resolution of these matters will have a material adverse effect on the Company's business or financial condition. The Company's policy is to accrue for environmental costs when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable.

  Pursuant to a refinancing, the Company agreed with a former holder of its preferred stock which had sold the Company a portion of its business to provide certain environmental management services relating to twelve landfills and other sites not operated by the Company at which lead contamination by such businesses and others is alleged and to indemnify such holder from certain potential environmental liabilities relating to such sites. The Company established an additional environmental reserve of $6.0 million with respect to this liability, which the Company believes will be adequate.

  The Company has established reserves for onsite and offsite environmental remediation costs and believes that such reserves are adequate. These reserves consist of amounts accrued for active Company facilities, closed facilities, and 11 of the Superfund sites. They also include a general allowance for other Superfund sites where the Company's exposure is estimated to be less than $100,000 per site. Because environmental liabilities are not accrued until liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

  The Company believes it has insurance coverage for liability and defense costs arising out of certain sites, and has put its insurance companies on notice where applicable. While none of the Company's insurance carriers have acknowledged coverage for cleanup costs at any sites, certain of the Company's insurance carriers have tendered defense costs under a reservation of rights at the Brown's Battery site discussed above and the Granite City, Illinois (NL/Taracorp) site. Also, one insurance company has paid a settlement for bodily injury at the Brown's site.

  The Company believes that it ultimately will be successful in establishing coverage for liabilities for remediation arising out of those sites. The Company is engaged in discussions with various insurers with respect to other sites, although no agreements have been reached with respect to coverage for those other sites. The Company does not currently maintain environmental impairment liability insurance in light of the unavailability of meaningful coverage and the prohibitive cost of obtaining even limited coverage. The coverage the Company has results from insurance policies issued prior to 1982 for general liability, which policies included coverage for offsite liability. The Company also may have limited coverage for certain costs under policies issued between 1983 and 1985.

  In 1993, the CNA Insurance Companies filed a declaratory judgement action in the Superior Court of Delaware, in Wilmington, Delaware. In the lawsuit, Continental Casualty Company, et al. v. General Battery

Corporation, et al., (the "CNA Action") CNA seeks to have the court determine that CNA owes no duty to defend or reimburse General Battery Corporation, Dixie Metals Company and certain other Exide subsidiaries for costs of defending environmental actions against those companies and for response costs, property damage and bodily injury claims arising from environmental conditions allegedly caused, suffered or allowed by those companies. In addition to suing the Company, the CNA Action names Northwest Industries, Fruit of the Loom and over 75 other insurance companies as defendants.

  The Company intends to vigorously defend the CNA Action. While the ultimate outcome of the CNA Action is uncertain, after consultation with legal counsel, management does not believe the resolution of these matters will have a material adverse effect on the Company's business or financial condition or results of operations. See Note 13 to notes to consolidated financial statements appearing elsewhere herein.

  The Company has taken an active role in addressing environmental issues associated with its business and has a staff of more than 70 persons, not including consultants, focusing on environmental, safety and health matters. The Company maintains numerous permits with the EPA, various state agencies and provincial regulatory authorities which allow the Company to transport, store and recycle spent lead acid batteries, lead-bearing hazardous wastes and certain other hazardous wastes in the United States.

  To protect the environment, minimize future liability and help ensure a stable supply of lead to its battery manufacturing facilities, the Company has developed a comprehensive materials recycling program. Under this program, the Company obtains spent lead-acid batteries through its wholesale distribution outlet system and lead-bearing materials from third parties. These materials are transported to the Company's secondary lead smelting facilities. Batteries are separated at the smelters into three constituent units: lead, dilute sulfuric acid and plastic casing material. The lead is reclaimed and refined into lead alloys for use at the Company's battery manufacturing facilities. The plastic from battery cases is broken into pieces and extruded into pellets by adding strengtheners and other additives. The pellets are then used at the Company's battery casing molding facility to make new battery cases. The dilute sulfuric acid solution is neutralized and discharged in accordance with Federal, State and provincial permits. The Company is investigating methods of recycling spent battery acid. As described above, the Company has been actively involved in the development of a new technology for remediation of lead contaminated soils at the Brown's Battery site, which, if successful, may have significant application in the secondary smelting of lead generally.

  Europe. With regard to its overseas operations, the Company is subject to numerous environmental, health and safety requirements and is exposed to differing degrees of liabilities and compliance costs arising from its past and current manufacturing and recycling activities. The laws and regulations applicable to such activities differ from country to country and also substantially differ from United States laws and regulations. Except as disclosed herein, the Company believes, based upon reports from its foreign subsidiaries and/or independent qualified opinions, that it is in substantial compliance with all material environmental, health and safety requirements in each country. The Company believes it has adequate reserves for environmental remediation costs in Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Environmental Developments."

  At two Tudor lead-acid battery manufacturing facilities in Spain (Malpica and Manzanares) and at the Sonalur secondary lead smelting facility in Azambuja, Portugal, treated wastewater is discharged in excess of permit levels for lead. At the Torrejon de Ardoz nickel-cadmium battery manufacturing facility, treated wastewater is discharged in excess of permit levels for cadmium. The Company is working cooperatively with appropriate authorities to make improvements to the wastewater treatment plants at each facility. It is possible that the Company could be subject to fines or penalties with regard to these violations. The cost to upgrade the facilities to attain compliance is not expected to be material. The subject violations are not expected to interfere with continued operations at the subject facilities.

  The CEAc battery manufacturing facilities in Auxere and Nimes, France do not currently meet lead air emission standards established by the French Ministry of Environment. The local enforcement authority is aware of the situation in Nimes, and has granted the Company an additional two year period within which to achieve compliance with those standards. A similar approach is being undertaken at the Auxere facility. Management believes that the cost of achieving compliance with the air limits at both these facilities is not material.

  In addition, the CEAc lead-acid battery manufacturing facilities in Vierzon, France and Weiden, Germany are not in compliance with certain limits contained in these facilities' wastewater discharge permits. The German authorities have temporarily suspended the limits; negotiations to resolve this matter are continuing. Management at the Vierzon facility submitted a compliance plan and is coordinating its efforts with local authorities. The cost of any upgrades required to achieve compliance at these facilities are not expected to be material.

  CEAc's German subsidiary, Sonnenschein, GmbH, has signed a consent order with the administrative enforcement authorities to complete remediation of a river which flows along the lead-acid battery manufacturing facility in Budingen, Germany. That cleanup is proceeding and CEAc has established a reserve to cover the cost of completing the project; the Company does not expect the cost of such remediation to be material.

  The Company's Polish subsidiary, Centra, is a former state-owned entity. Under the sales agreement with the Polish State Treasury, the Company is obligated to spend $1.0 million per annum in capital improvements in environmental controls at the Centra facilities. The funds needed to cover this commitment are included in CEAc's capital budget. Management believes that these funds will be needed to ensure compliance with anticipated new air regulations in Poland.

  The Company expects that its overseas operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country. In addition, accelerated consolidation of Exide's European operations could increase its expenditures.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

  See Note 17 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.

ITEM 2. PROPERTIES

  The chart below lists the location of the principal facilities of the Company. All of the facilities are owned unless otherwise indicated. In North America, all of such owned properties and the leases for the leased properties are subject to liens under the Credit Agreement. The leases for leased facilities expire at various dates through 2001. In addition to these properties, Tudor holds a portfolio of undeveloped land totaling approximately 39 acres of which it divests portions from time to time.

                           APPROXIMATE
        LOCATION          SQUARE FOOTAGE                       USE
- ------------------------ ---------------- ----------------------------------------------
North America:
  Auburn Hills, MI         5,000 (leased) OEM Engineering and Sales
  Baton Rouge, LA        197,000          Secondary Lead Smelting
  Bloomfield Hills, MI    10,000 (leased) Executive Offices
  Bristol, TN            120,000 (leased) Automotive Accessory Manufacturing
  Bristol, TN            510,000 (leased) Battery Manufacturing (renovations in progress)
  Burlington, IA         189,000          Battery Manufacturing
  Cannon Hollow, MO      128,000          Secondary Lead Smelting
  Cooper, TX              30,000 (leased) Starter and Alternator Manufacturing
  Corvallis, OR          332,000          Separator and Other Manufacturing
  Corydon, IN            161,000          Separator Manufacturing
  Denver, CO              64,000          Distribution Center
  Drummondville, Quebec,
   Canada                100,000          Distribution Center
  Frankfort, IN          206,000          Battery Manufacturing
  Frankfort, IN          211,000          Distribution Center

                           APPROXIMATE
        LOCATION         SQUARE FOOTAGE                        USE
- ------------------------ ---------------  ---------------------------------------------
  Greer, SC              130,000          Battery Manufacturing
  Hamburg, PA            149,000          Battery Manufacturing
  Hamburg, PA             30,000          Distribution Center
  Indianapolis, IN       135,000          Starter and Alternator Manufacturing
  Lampeter, PA            82,000          Battery Plastics Manufacturing
  Logansport, IN         197,000          Battery Manufacturing
  Manchester, IA         198,000          Battery Manufacturing
  Maple, Ontario, Canada 100,000 (leased) Distribution and Administration
  Maple, Ontario, Canada 179,000          Battery Manufacturing
  Memphis, TN              4,000 (leased) Distribution Center
  Muncie, IN             174,000          Secondary Lead Smelting
  North Bay, Ontario,
   Canada                 30,000 (leased) Battery Charger Manufacturing
  Phoenix, AZ             31,000 (leased) Distribution Center
  Reading, PA             72,000          Engineering and Research and Development
  Reading, PA            125,000          Secondary Lead Smelting and poly reprocess
  Reading, PA             15,000 (leased) Technical Center
  Reading, PA            135,000          Administrative Offices
  Reading, PA            336,000          Battery Manufacturing
  Reading, PA             77,000          Distribution Center
  Salina, KS             250,000 (leased) Battery Manufacturing
  Salina, KS              50,000          Distribution Center
  Sumner, WA              56,000 (leased) Distribution Center
  Travelers Rest, SC      62,000 (leased) Distribution Center
Europe and Other:
  Graz, Austria          144,000          Industrial Battery Manufacturing
  Florival, Belgium      290,000          Distribution Center
  Herlev, Denmark         15,000          Executive Offices
  Witham Essex, England   20,000 (leased) Executive Offices
  Bristol, England         5,000          Warehouse
  Over Hulton, England   279,000          Industrial Battery Manufacturing
  Vantaa, Finland        133,000 (leased) SLI Battery Manufacturing
  Auxerre, France        176,000          SLI Battery Manufacturing
  Fougeres, France        38,000          Industrial Battery Manufacturing
  Gennevilliers, France   55,000          Executive Offices
  Lille, France          484,000          Industrial Battery Manufacturing
  Nanterre, France        31,000          SLI Battery Manufacturing
  Nimes, France          120,000          SLI Battery Manufacturing
  Peronne, France         96,000          Battery Plastics Manufacturing
  Pont Ste Maxence,
   France                 71,000          Secondary Lead Smelting
  Vierzon, France        174,000          Industrial Battery Manufacturing
  Berlin, Germany         99,000          Distribution Center
  Budingen, Germany
   (two)                 258,000          Industrial Battery Manufacturing
                          15,000          Lithium Cells Manufacturing
  Kassel, Germany        212,000          SLI and Industrial Manufacturing
  Soest, Germany         386,000          Industrial Battery Manufacturing
  Weiden, Germany        208,000          Industrial Battery Manufacturing
  Schimitari, Greece      69,000          SLI Battery Manufacturing
  Maarssen, Holland       26,000          Executive Offices
  Avellino, Italy         35,000          Lids and Containers Manufacturing
  Bergamo, Italy         203,000          Lids, Containers and Separators Manufacturing
  Casalnuovo, Italy      483,000          Industrial Battery Manufacturing
  Fumane, Italy           65,000          SLI Battery Manufacturing
  Romano Di Lombardia,
   Italy                 266,000          SLI Battery Manufacturing
  Horten, Norway         108,000 (leased) Industrial Battery Manufacturing
  Czarnkow, Poland       112,000          Sundry Batteries Manufacturing
  Poznan, Poland (five)  887,000          SLI Battery Manufacturing
  Castanheira, Portugal  471,000          SLI and Industrial Battery Manufacturing
  Ilhavo, Portugal        54,000          Manual Tools Manufacturing
  Azambuja (Sonalur),
   Portugal               21,000          Secondary Lead Smelting
  Azambuja (Azai),
   Portugal               21,000          Lids and Containers Manufacturing

                         APPROXIMATE
       LOCATION        SQUARE FOOTAGE                         USE
- ---------------------- ---------------  -----------------------------------------------
  Lisbon, Portugal      12,000          Executive Offices
  Azuqueca de Henares,
   Spain               434,000          SLI Battery Manufacturing and Research
  Torrejon de Ardoz,
   Spain                54,000          Industrial Battery and NiCad Manufacturing
  Loeches, Spain        12,000 (leased) Traction Chargers Manufacturing
  Malpica, Zaragoza,
   Spain               213,000          SLI Battery Manufacturing
  S. Esteban de Gormaz
   (Mejorsa), Spain     63,000          Secondary Lead Smelting
  Madrid, Spain         38,000 (leased) Executive Offices
  Manzares, Spain      438,000          SLI Battery Manufacturing
  Zaragoza, Spain      248,000          Industrial Battery Manufacturing
  Nol, Sweden          447,000          SLI and Industrial Battery Manufacturing
  Izmir, Turkey         64,000          SLI Battery Manufacturing
  Cwmbran, Wales       105,000          Executive Offices and SLI Battery Manufacturing

  In addition, the Company temporarily operates an SLI battery manufacturing facility in Dagenham, England, which includes some executive offices. The Company also leases distribution outlets in Europe.

  The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet its present needs and future plans.

ITEM 3. LEGAL PROCEEDINGS

  A patent infringement suit was filed in the U.S. District Court in Oregon against the Company in January 1995 by Tekmax, Inc. The suit claims infringement of three Tekmax patents dealing with a device to insert battery plates into battery separators and processes for doing so. The complaint seeks damages in excess of the jurisdictional requirement of $50,000 (although plaintiff requested $6 million before the suit was filed). In the course of trial preparation, plaintiff voluntarily dismissed the claims related to the infringement of one of the patents and Exide obtained summary judgment as to the claims of one other patent. The trial of the claims related to the single patent now in controversy is scheduled to begin in July, 1996. The Company anticipates a favorable result.

  The Company is, or recently was, involved in several lawsuits or claims all of which alleged a common complaint: the Company sold used batteries as new. Paramount among these was Eddie Walton Davis, et al v. Exide Corporation which purported to be a class action brought on behalf of more than 1,000 consumers who purchased allegedly used batteries as new. This suit was initiated in the Circuit Court of Barbour County, Alabama, and sought unspecified compensatory and punitive damages. The trial court certified the suit as a class action. The Company successfully sought a writ of mandamus from the Alabama Supreme Court which decertified the class. The case was dismissed without prejudice on June 12, 1996.

  Charlie Mathews v. Exide is a purported class action suit brought in the Circuit Court of Montgomery, Alabama. The suit purports to represent resellers of Exide batteries who received used batteries which were represented as new. The Company has answered the complaint, denied the essential allegations and will vigorously defend this suit which seeks unspecified damages. This matter is currently in the discovery phase and should be set for trial in 1997.

  Charles Harris v. Exide is a case brought by a former Exide branch manager who alleges he was fired for refusing to sell used batteries as new. The Company has filed a motion for summary judgment with the trial court, the U.S. District Court for the Northern District of Alabama. Should the Company's motion fail to dispose of this matter, the case will be tried later this year or in 1997.

  The Company brought a collection suit against a former customer, Charles E. "Bo" Keever, in the General Court of Justice, Superior Court Division, State of North Carolina, County of Caldwell. The defendant has asserted a counterclaim against the Company, alleging that the batteries he was sold were not "fresh." Pursuant to local rules this matter will soon be subject to non-binding arbitration. If this matter is not resolved in the arbitration process, it will probably go to trial in 1997.

  Jason McLaughlin, operating under the trade name Discount Outlet has initiated suit against the Company in the U.S. District Court of the District of Alabama, Southern Division. The plaintiff claims that the Company sold him batteries which were not "fresh". The plaintiff seeks unspecified compensatory and punitive damages. The Company will vigorously defend this action and it will probably be set for trial in June, 1997.

  Charlie Craig of Craig Batteries in Athens, Alabama has threatened to bring suit in Madison County, Alabama alleging that the Company sold him used batteries as new. To date he has not filed suit.

  In addition, the Company is involved in routine litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any of the litigation to which the Company is a party will have a material adverse effect on the Company's business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock has been listed and traded on the New York Stock Exchange under the symbol EX since October 29, 1993. The reported range of the high and low prices of the Common Stock on the New York Stock Exchange Composite Tape and dividends paid are shown in the following table for the periods indicated.

                                                 SALES PRICES         QUARTERLY
                                                 ----------------       CASH
                                                  HIGH      LOW       DIVIDENDS
                                                 ------    ------    -----------
                                                                     (PER SHARE)
Fiscal 1995:
  First Quarter................................. $  50 1/4 $  35 5/8    $0.02
  Second Quarter................................    53 1/2    45 5/8     0.02
  Third Quarter.................................    56 1/4    47         0.02
  Fourth Quarter................................    57 1/2    32 3/4     0.02
Fiscal 1996:
  First Quarter................................. $  44 1/2 $  29 1/2    $0.02
  Second Quarter................................    53 7/8    42 1/2     0.02
  Third Quarter.................................    50        42 1/4     0.02
  Fourth Quarter................................    51 1/8    23 1/4     0.02

  At June 27, 1996 the reported last sale price of the stock was $23 1/4. As of June 6, 1996, there were 471 record holders of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                                    FISCAL YEAR ENDED MARCH 31,
                          ------------------------------------------------------------
                            1992        1993         1994       1995           1996
                          --------    --------     --------  ----------     ----------
                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net Sales (a)...........  $593,626    $578,755     $679,649  $1,198,546     $2,342,616
Gross Profit............   118,475     128,757      158,253     265,680        554,385
Selling, General and
 Administrative
 Expenses...............    83,645      81,587       96,495     201,518        425,162
Operating Income........    34,830      47,170       61,758      64,162        129,223
Interest Expense........    34,364      35,261       33,150      52,565        120,600
Income Taxes............    14,100       3,400       10,794       5,160          6,300
Income before
 Extraordinary Loss and
 Cumulative Effect of
 Accounting Change......     6,656       5,153       17,217       4,491            939
Extraordinary Loss......       --      (10,363)(b)      --       (3,597)(c)     (9,600)(d)
Cumulative effect of
 accounting change(e)...       --          --       (12,711)        --             --
Net Income (Loss).......     6,656      (5,210)       4,506         894         (8,661)
Preferred dividends.....     6,986       4,996          --          --             --
Net income (loss)
 applicable to common
 stock..................      (330)    (10,206)       4,506         894         (8,661)
Net income (loss) common
 or common equivalent
 per share..............     (0.04)      (1.22)        0.41        0.06          (0.42)
BALANCE SHEET DATA
 (At End of Period):
Working Capital.........   122,906     132,339      153,711     395,875        604,423
Property, Plant and
 Equipment, net.........   139,494     136,392      181,147     423,876        578,722
Total Assets............   463,679     474,868      629,090   1,637,589      2,711,429
Total Debt..............   274,866     305,562      291,821     645,135      1,340,025
Preferred Stock.........    88,325       6,462          --          --             --
Common Stockholders'
 Equity (Deficit).......   (10,013)     45,096      164,450     413,230        439,400
OTHER DATA:
EBITDA (a)(f)...........    82,077(g)   72,427       91,465     110,759        230,131
Ratio of Earnings to
 Fixed Charges(h).......       1.5x        1.2x         1.7x        1.2x           1.0x
Capital Expenditures....    15,426      20,266       47,164      61,257        106,385
Net cash provided by
 (used in) operating
 activities.............     7,931      24,959       49,364     (69,134)        23,319
Net cash provided by
 (used in) investing
 activities.............   100,807     (21,845)     (54,859)   (322,896)      (487,091)
Net cash provided by
 (used in) financing
 activities.............  (111,050)     (2,948)      38,701     418,314        449,473
SLI Units Sold..........    17,483      18,075       21,896      32,309         47,866

- --------
(a) The Company sold its North American industrial battery product line on June 10, 1991. If the North American industrial battery product line were excluded, net sales would have been $569.8 million and EBITDA would have been $58.2 million for fiscal 1992.
(b) During fiscal 1993, the Company recorded a loss of $10.4 million (net of a tax benefit of $1.9 million) resulting from the early extinguishment of debt in connection with the refinancing of its previously existing debt.
(c) During fiscal 1995, the Company recorded a loss of $3.6 million (net of a tax benefit of $2.3 million) resulting from the early retirement of the former U.S. Credit Agreement in connection with entering a new U.S. Credit Agreement.
(d) During fiscal 1996, the Company recorded a loss of $9.6 million (net of a tax benefit of $6.0 million) from the early retirement of debt under the U.S. Credit Agreement.
(e) Effective April 1, 1993, the Company adopted SFAS 106 which resulted in a charge of $12.7 million with no income tax effect because of the uncertainty of deductibility at that time. See Note 8 to the Company's consolidated financial statements appearing elsewhere herein.
(f) Represents earnings before interest, taxes, depreciation of property, plant and equipment, amortization of goodwill and equity in earnings of joint ventures. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other commonly used measures of liquidity and operating performance.
(g) Includes the gain on the sale of the North American industrial battery product line of $22.1 million.
(h) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and equity in earnings of joint ventures plus fixed charges (excluding capitalized interest) and dividends from joint ventures. Fixed charges consist of interest expense, amortization of debt expense, capitalized interest, and one-third of rent expense, representative of the interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The mild winters of 1994-1995 and 1995-1996 had a substantial adverse effect on the Company's results of operations for fiscal 1995 and 1996. See "Seasonality and Weather."

  The Company through its European acquisitions is exposed to foreign currency risk in most Western European countries, principally France, Spain, Germany, Italy and the U.K. The Company does not have material operations in countries whose economies can be classified as hyper-inflationary. Movements of exchange rates vis-a-vis the U.S. dollar can result in both unrealized and realized exchange gains or losses. In some instances gains in one currency may be offset by losses in another as all currencies may not move in unison vis-a-vis the U.S. dollar. Because it is not possible to forecast future movements in foreign exchange rates it is the policy of the Company to reduce foreign currency risk by balancing net foreign currency positions where possible.

RESULTS OF OPERATIONS

 Year Ended March 31, 1996 Compared with Year Ended March 31, 1995

  Net sales increased $1,144.1 million, or 95.5%, to $2,342.6 million in fiscal year 1996 compared with fiscal 1995. The sales increase was principally attributable to the inclusion of CEAc since June 1995 ($749.8 million) and the incremental effect related to the inclusion of Tudor for the entire twelve months of fiscal 1996 (six months in fiscal 1995) of $275.5 million. Sales in fiscal 1996 were also favorably impacted by shipments to Sears Roebuck & Company, which was a significant new customer added late in the second quarter of fiscal 1995, growth of the Company's business in the U.K. (net sales increased $17.4 million) and the inclusion of Evanite, a battery separator manufacturer, with net sales of $40.7 million, a February 1995 acquisition. Industrial battery sales (included above) for fiscal year 1996 were $613.6 million versus $130.1 million in fiscal year 1995. See Note 3 to the Company's consolidated financial statements appearing elsewhere herein.

  Gross profit increased $288.7 million while the gross profit margin increased by 1.5 percentage points in fiscal 1996 versus 1995. The increase in gross profit was principally the result of the inclusion of CEAc ($222.5 million) and the incremental effect related to the inclusion of Tudor for the entire twelve months of fiscal 1996 (six months in fiscal 1995) of $90.5 million. The Company's gross profit margin increased due to higher gross margins in Europe, partially offset by higher lead costs and usage.

  Selling, general and administrative expenses increased $223.6 million, or 111.0%, compared to fiscal year 1995, primarily due to the inclusion of CEAc ($149.9 million), and the full year impact of Tudor ($58.7 million), for a combined $208.6 million of the increase. Additional increases resulted from the inclusion of Evanite ($4.0 million), and expenses related to the growth in the U.K. business ($7.0 million).

  Operating income increased $65.1 million, or 101.4%, primarily as a result of the matters discussed above.

  Interest expense increased $68.0 million, or 129.4%, in fiscal 1996 compared to fiscal 1995, principally as a result of the interest cost attributable to the financing of the Company's European and North American acquisitions, inclusion of CEAc ($11.6 million) and the incremental expense related to the inclusion of Tudor for the entire twelve months in fiscal 1996 ($10.0 million).

  Other expense, net is primarily comprised of a $5.5 million judgement related to a patent infringement suit, and loss on the sales of receivables of $2.6 million, offset by $6.5 million of net European currency transaction gains.

  Income before extraordinary loss was $3.6 million lower in fiscal 1996 compared with fiscal 1995. The extraordinary loss of $9.6 million in fiscal 1996 is related to the writeoff of unamortized deferred financing costs associated with the early extinguishment of debt. In fiscal 1995, the Company incurred a $3.6 million writeoff of a similar nature. See Note 6 to the Company's consolidated financial statements appearing elsewhere herein.

  Net income decreased $9.6 million, primarily as a result of the matters discussed above.

 Year Ended March 31, 1995 Compared with Year Ended March 31, 1994

  Net sales increased $518.9 million to $1,198.5 million in fiscal 1995 compared with fiscal 1994. The sales increase was principally attributable to the acquisition of Tudor in October 1994 with net sales of $299.4 million, including its industrial battery sales of $122.7 million during the period, the acquisition of BIG on March 30, 1994 with net sales of $74.0 million; and the full year impact of Battronics (now Exide Canada Ltd.) with net sales of $64.4 million, which was first included on a consolidated basis in October 1993. In addition, during 1995 the Company began supplying a significant new customer, Sears Roebuck & Co. Partially offsetting this increase was the adverse impact of an abnormally warm winter which was experienced both in the Company's North American and European markets.

  Gross profit increased $107.4 million, while gross profit margin fell by 1.1 percentage points in fiscal 1995 versus 1994. The increase in gross profit was principally the result of the inclusion of Tudor and BIG for $87.5 million and $20.8 million, respectively, of gross profit. The decrease in profit margin was due principally to one-time promotional costs associated with Exide's domestic volume growth, and associated higher manufacturing and transportation costs.

  Selling, general and administrative expenses increased $105.0 million, or 108.8%, compared to the previous year, primarily due to Tudor and BIG of $65.2 million and $14.9 million, respectively, which accounted for approximately $80.1 million, or 76.3% of the increase. In addition, selling and advertising increased due to higher sales volume on new and existing accounts, and other sales promotional activities including racing sponsorships. General and administrative expenses increased principally due to higher legal fees and other professional services.

  Operating income increased $2.4 million, or 3.9%, primarily as a result of the matters discussed above.

  Interest expense increased $19.4 million, or 58.6% in fiscal year 1995 compared to fiscal 1994, principally as a result of higher debt levels associated with the financing of Exide's European acquisitions.

SEASONALITY AND WEATHER

  The automotive aftermarket is seasonal as retail sales of replacement batteries are generally higher in the fall and winter (the Company's second and third fiscal quarters). Accordingly, demand for the Company's automatic batteries is generally highest in the fall and early winter as retailers build inventories in anticipation of the winter season. European sales are concentrated in the fourth calendar quarter (the Company's third quarter), due to the shipment of batteries for the winter season and the practice of many industrial battery customers (particularly governmental and quassi governmental entities) of deferring purchasing decisions until the end of the calendar year. Demand for automotive batteries is significantly affected by weather conditions. Unusually cold winters or hot summers accelerate battery failure and increase demand for automotive replacement batteries. See Note 16 to the Company's consolidated financial statements appearing elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs, obligations on its indebtedness and capital expenditures. In addition, the Company has paid cash dividends of $.02 per share on the common stock in each completed quarter following its initial public offering.

Historically, the Company has met these liquidity requirements through cash flows generated from operating activities and with borrowed funds and the proceeds of sales of accounts receivable. The Company is party to a receivables purchase agreement under which the other party has committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million. Due to the seasonal demands of the battery industry, the Company builds inventory in advance of the typically stronger selling periods during the fall and winter. The Company's greatest cash demands from operations occur during the months of June through October. During fiscal 1997 and beyond the Company also expects to meet its liquidity requirements in the same manner.

  Funds generated (used) from operations were $49.4 million, $(69.1) million and $23.3 million in fiscal 1994, fiscal 1995 and fiscal 1996, respectively. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. During fiscal 1996, the Company's inventories were reduced (before considering the overall increase from the fiscal 1996 acquisitions) which helped to minimize the effects of the Company's growth in working capital. Offsetting this were the significant cash uses for the Company's European restructuring activities, which require large amounts of cash for severance associated with plant closures. During fiscal 1996, the Company closed 6 plants in Europe and 2 plants in the U.S. All of this is part of the Company's long-term strategy of reducing its manufacturing and distribution cost structure, especially in Europe. In the next several years, the Company will continue to complete the closure of various European plants which will necessitate cash payments for severance, etc. While the Company believes that a large portion of its cash requirements for its European plant consolidation activities will be generated from operations, it has substantial liquidity and capital resources through its European Facilities Agreement and also has substantial borrowing availability under its U.S. Credit Agreement.

  The Company's capital expenditures were $47.2 million in fiscal 1994, $61.3 million in fiscal 1995 and $106.4 million in fiscal 1996. Capital expenditures increased in fiscal 1995 and 1996 principally due to the acquisition of Tudor in fiscal 1995 and CEAc and Schuylkill Metals in fiscal 1996. The U.S. Credit Agreement and the European Facilities Agreement restrict the amount of capital expenditures which may be made by the Company and its subsidiaries. See Note 6 to the Company's consolidated financial statements. However, the Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit agreements.

  During fiscal 1995 and 1996, as discussed in Note 3 to the consolidated financial statements, the Company completed several major acquisitions, mostly in Europe. The financing for these acquisitions resulted from a combination of equity and debt sources, both in the U.S. and Europe. See Notes 2 and 6 to the consolidated financial statements. The Company borrowed $229.2 million under the U.S. Credit Agreement to finance its acquisition of Tudor in October 1994. In December 1994, the Company completed a public offering of its common stock with net proceeds of $247.5 million including the underwriters exercise of their over-allotment option. The net proceeds of that offering were used to repay revolving loans under the U.S. Credit Agreement and excess proceeds were invested in short-term, interest bearing investment grade securities. In May 1995, the Company completed the CEAc acquisition for $425.0 million in cash ($553.5 million less assumed debt plus interest from March 31, 1995). The Company financed the CEAc acquisition through borrowings under the U.S. Credit Agreement and with the proceeds of a $300 million offering of 10% Senior Notes, and refinanced approximately $150 million of indebtedness of CEAc pursuant to a facilities agreement (the "former European Facilities Agreement").

  In December 1995, the Company issued 2.9% Convertible Senior Subordinated Notes due December 15, 2005, with a face amount of $397.9 million discounted to $287.8 million, after the underwriters' exercise of their overallotment option. These notes have a coupon rate of 2.9% with a yield to maturity of 6.75%. The notes are convertible into the Company's common stock at a conversion rate of 12.5473 shares per $1,000 principal amount at maturity, subject to adjustments in certain events. The Company used the funds to repay indebtedness under the U.S. Credit Agreement.

  Also, on November 30, 1995, the Company entered into a Pan-European, multicurrency, multiborrower credit facility ("European Facilities Agreement"). The facility contains a Tranche A term loan in the amount of

236 million French francs (U.S. $46.9 million), a Tranche B term loan in the amount of 930 million French francs (U.S. $184.8 million), and a revolving facility of 1,403 million French francs (U.S. $278.8 million). The Tranche A term loan matures on November 30, 2000, and the Tranche B term loan matures on November 30, 2002. Both term loans require semiannual principal payments throughout their terms. The revolving facility expires on September 30, 2002. Substantially all of the Company's European bank debt, including indebtedness under the former European Facilities Agreement that was utilized to finance a portion of the CEAc acquisition, was refinanced with this European Facilities Agreement.

  As of March 31, 1996, the Company had utilized $11.8 million of its U.S. Credit Agreement for letters of credit, and $438.7 million was outstanding under the European Facilities Agreement, including letters of credit. Obligations under the U.S. Credit Agreement and the European Facilities Agreement bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Company has two interest rate collar agreements and an interest rate swap agreement which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreements effectively limit the LIBOR base interest rate on $100.0 million of borrowings under the U.S. Credit and European Facilities Agreements to no more than 8% through December 30, 1997. If interest rates fall below certain levels, Exide is required to make payments to the counterparties under the agreements. The Company also has an interest rate swap agreement which effectively fixes LIBOR interest rates on $50 million at 6.2% through May 16, 1997. See Note 6 to the Company's consolidated financial statements appearing elsewhere herein.

  As of March 31, 1996 the Company had $173.2 million available under its U.S. Credit Agreement. Effective May, 1996 the maximum capacity was reduced to $165 million subject to certain limitations based on eligible receivables and inventory. As of March 31, 1996, the Company's European and Canadian operations had borrowing availability of approximately $56.1 million. See Note 6 to the Company's consolidated financial statements appearing elsewhere herein.

  The Company believes it has adequate reserves for offsite and onsite environmental remediation costs. See "Business--Environmental, Health and Safety Matters" and "Future Environmental Developments."

  As of March 31, 1996, the Company has significant NOL carryforwards in Europe and in the United States which may be available, subject to certain restrictions, to offset future U.S. and European taxable income. See Note 10 to the Company's consolidated financial statements appearing elsewhere herein.

EFFECT OF INFLATION

  Inflation has not had a material impact on the operations of the Company during the past three years. The Company generally has been able to offset the effects of inflation with price increases, cost-reduction programs and operating efficiencies.

FUTURE ENVIRONMENTAL DEVELOPMENTS

  The Company is subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations. In the future environmental, health and safety standards may be more stringent. The Company anticipates that such standards could cause an increase in the Company's capital expenditures and operating costs. Until the standards are adopted it is not possible to estimate these costs with any certainty or to predict whether they will have a material effect on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  See Index to Consolidated Financial Statements and Schedule at page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The biographical information under the heading Election of Directors in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 14, 1996, is hereby incorporated by reference.

  In addition to the executive officers named in the biographical section, Messr. George J. Tinker is an executive officer.

  Mr. Tinker (age 51) was appointed Chief Executive Officer of Exide's European Operations in June of 1995. Since joining Exide in March 1994, he has been Chief Executive Officer of Euro Exide Corporation Limited. Prior to joining Exide, he was a Divisional and Main Board Director of the Ross Group Plc and prior to that he was the Chief Executive Officer of the Stellar Group.

ITEM 11. EXECUTIVE COMPENSATION

  The information under the heading Executive Compensation in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 14, 1996, is hereby incorporated by reference.

ITEM 12. DESCRIPTION OF CAPITAL STOCK

  The information under the heading Stock Ownership in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 14, 1996, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the heading Certain Transactions in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 14, 1996, is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Index to Financial Statements

  See Index to Consolidated Financial Statements and Schedule at page F-1.

  (b) Reports on Form 8-K

  On January 26, 1996 a report on Form 8-K was filed discussing third quarter results.

  (c) Exhibits Required by Item 601 of Regulation S-K

  See Index to Exhibits.

  (d) Financial Statement Schedules

  See Index to Consolidated Financial Statements and Schedule at page F-1.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Exide Corporation

                                                   /s/ Arthur M. Hawkins
                                          By: _________________________________
                                                     Arthur M. Hawkins
                                               President Principal Executive
                                                          Officer

                                                   /s/ Alan E. Gauthier
                                          By: _________________________________
                                                     Alan E. Gauthier
                                            Principal Financial and Accounting
                                                          Officer

Date: June 28, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

         /s/ Arthur M. Hawkins                    /s/ Douglas N. Pearson
By: _________________________________     By: _________________________________
           Arthur M. Hawkins                        Douglas N. Pearson
   President, Chairman of the Board              Executive Vice President,
             and Director                       President-- North American
                                                  Operations and Director

         /s/ Alan E. Gauthier                      /s/ Timothy O. Fisher
By: _________________________________     By: _________________________________
           Alan E. Gauthier                          Timothy O. Fisher
     Executive Vice President and                        Director
               Director

        /s/ Lawrence M. Wagner                      /s/ Robert H. Irwin
By: _________________________________     By: _________________________________
          Lawrence M. Wagner                          Robert H. Irwin
               Director                                  Director

            /s/ Earl Dolive                        /s/ Arthur R. Taylor
By: _________________________________     By: _________________________________
              Earl Dolive                            Arthur R. Taylor
               Director                                  Director

                       EXIDE CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................................  F-2
CONSOLIDATED BALANCE SHEETS.................................................  F-3
CONSOLIDATED STATEMENTS OF OPERATIONS.......................................  F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.............................  F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................  F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................  F-7
CONSOLIDATED SUPPORTING SCHEDULE FILED:
  II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES......................... F-28


 ALL OTHER SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE, NOT REQUIRED, OR THE INFORMATION REQUIRED TO BE SET FORTH THEREIN IS
 INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS OR IN THE NOTES
 THERETO.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Exide Corporation:

  We have audited the accompanying consolidated balance sheets of Exide Corporation (a Delaware corporation) and subsidiaries as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exide Corporation and subsidiaries as of March 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

  As explained in Note 8 to the financial statements, effective April 1, 1993, the Company changed its method of accounting for postretirement employee benefits other than pensions.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Philadelphia, Pa.,
 June 28, 1996

                       EXIDE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (IN THOUSANDS)

                                                              MARCH 31
                                                        ----------------------
                                                           1995        1996
                                                        ----------  ----------
CURRENT ASSETS:
 Cash and cash equivalents............................. $   63,361  $   47,259
 Receivables, net of allowance for doubtful accounts of
  $23,274 and $45,350..................................    335,388     600,329
 Inventories...........................................    476,481     595,161
 Prepaid expenses and other............................     16,785      28,612
 Deferred income taxes.................................     19,388      20,672
                                                        ----------  ----------
   Total current assets................................    911,403   1,292,033
                                                        ----------  ----------
PROPERTY, PLANT AND EQUIPMENT:
 Land..................................................     48,320      62,086
 Buildings and improvements............................    124,260     220,546
 Machinery and equipment...............................    355,189     463,431
 Construction in progress..............................     28,156      52,704
                                                        ----------  ----------
                                                           555,925     798,767
 Less--Accumulated depreciation and amortization.......   (132,049)   (220,045)
                                                        ----------  ----------
 Property, plant and equipment, net....................    423,876     578,722
                                                        ----------  ----------
OTHER ASSETS:
 Goodwill, net.........................................    185,111     673,045
 Investments in affiliates.............................     36,095      24,446
 Deferred financing costs, net.........................     21,590      33,412
 Deferred income taxes.................................     33,024      66,747
 Other.................................................     26,490      43,024
                                                        ----------  ----------
                                                           302,310     840,674
                                                        ----------  ----------
   Total assets........................................ $1,637,589  $2,711,429
                                                        ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

CURRENT LIABILITIES:
 Short-term borrowings................................. $   75,010  $    8,310
 Current maturities of long-term debt..................     51,731      30,477
 Accounts payable, trade and other.....................    191,534     279,225
 Accrued interest......................................      5,655      22,248
 Accrued compensation..................................     34,238     105,639
 Product warranty reserve..............................     19,053      37,654
 Other current liabilities.............................    138,307     204,057
                                                        ----------  ----------
   Total current liabilities...........................    515,528     687,610
                                                        ----------  ----------
LONG-TERM DEBT.........................................    518,394   1,301,238
                                                        ----------  ----------
NONCURRENT RETIREMENT OBLIGATIONS......................     92,809     127,320
                                                        ----------  ----------
OTHER NONCURRENT LIABILITIES...........................     70,082     127,211
                                                        ----------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)
MINORITY INTEREST......................................     27,546      28,650
                                                        ----------  ----------
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 30,000,000 shares autho-
  rized, 19,991,810 and 20,893,693 shares issued and
  outstanding..........................................        200         209
 Additional paid-in capital............................    443,446     490,919
 Accumulated deficit...................................    (25,837)    (36,121)
 Notes receivable--stock award plan....................     (1,774)     (1,696)
 Unearned compensation.................................     (1,806)       (710)
 Minimum pension liability adjustment..................     (5,527)     (5,956)
 Cumulative translation adjustment.....................      4,528      (7,245)
                                                        ----------  ----------
   Total stockholders' equity..........................    413,230     439,400
                                                        ----------  ----------
   Total liabilities and stockholders' equity.......... $1,637,589  $2,711,429
                                                        ==========  ==========

        The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                          FOR THE FISCAL YEAR ENDED MARCH 31
                                          -------------------------------------
                                             1994         1995         1996
                                          -----------  -----------  -----------
NET SALES...............................  $   679,649  $ 1,198,546  $ 2,342,616
COST OF SALES...........................      521,396      932,866    1,788,231
                                          -----------  -----------  -----------
  Gross profit..........................      158,253      265,680      554,385
                                          -----------  -----------  -----------
OPERATING EXPENSES:
  Selling, marketing and advertising....       69,810      130,774      272,076
  General and administrative............       26,685       70,744      153,086
                                          -----------  -----------  -----------
                                               96,495      201,518      425,162
                                          -----------  -----------  -----------
    Operating income....................       61,758       64,162      129,223
INTEREST EXPENSE, net...................       33,150       52,565      120,600
OTHER EXPENSE, net......................          597          874        1,893
                                          -----------  -----------  -----------
  Income before income taxes, minority
   interest, extraordinary loss and
   cumulative effect of accounting
   change...............................       28,011       10,723        6,730
PROVISION FOR INCOME TAXES..............       10,794        5,160        6,300
                                          -----------  -----------  -----------
  Income before minority interest,
   extraordinary loss and cumulative
   effect of accounting change..........       17,217        5,563          430
MINORITY INTEREST.......................          --         1,072         (509)
                                          -----------  -----------  -----------
  Income before extraordinary loss and
   cumulative effect of accounting
   change...............................       17,217        4,491          939
EXTRAORDINARY LOSS RELATED TO EARLY
 RETIREMENT OF DEBT, net of income tax
 benefit of $2,320 and $5,958...........          --        (3,597)      (9,600)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE--
 ADOPTION OF SFAS 106...................      (12,711)         --           --
                                          -----------  -----------  -----------
    Net income (loss)...................  $     4,506  $       894  $    (8,661)
                                          ===========  ===========  ===========
NET INCOME (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE:
  Income before extraordinary loss and
   cumulative effect of accounting
   change...............................  $      1.56  $      0.28  $      0.05
  Extraordinary loss....................          --         (0.22)       (0.47)
  Cumulative effect of accounting
   change...............................        (1.15)         --           --
                                          -----------  -----------  -----------
    Net income (loss)...................  $      0.41  $      0.06  $     (0.42)
                                          ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING...   11,058,185   16,191,075   20,384,806
                                          ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE FISCAL YEARS ENDED MARCH 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                                    NOTES                   MINIMUM     FOREIGN
                                          ADDITIONAL             RECEIVABLE--               PENSION    CURRENCY
                         PREFERRED COMMON  PAID-IN   ACCUMULATED STOCK AWARD    UNEARNED   LIABILITY  TRANSLATION
                           STOCK   STOCK   CAPITAL     DEFICIT       PLAN     COMPENSATION ADJUSTMENT ADJUSTMENT
                         --------- ------ ---------- ----------- ------------ ------------ ---------- -----------
BALANCES AT MARCH 31,
 1993...................  $ 6,462   $  1   $ 75,848   $(29,676)    $   --       $   --      $  (149)   $   (928)
 Net income for fiscal
  1994..................      --     --         --       4,506         --           --          --          --
 Redemption of preferred
  stock.................   (6,462)   --         --         --          --           --          --          --
 Conversion of existing
  common stock..........      --      83        (83)       --          --           --          --          --
 Issuance of common
  stock grants..........      --       8      1,818        --          --           --          --          --
 Public offerings of
  common stock..........      --      56    116,514        --          --           --          --          --
 Cash dividends paid
  ($0.02/share).........      --     --         --        (276)        --           --          --          --
 Minimum pension
  liability adjustment..      --     --         --         --          --           --       (1,182)        --
 Translation adjustment.      --     --         --         --          --           --          --         (264)
 Notes receivable--stock
  award plan............      --     --         --         --       (1,826)         --          --          --
                          -------   ----   --------   --------     -------      -------     -------    --------
BALANCES AT MARCH 31,
 1994...................      --     148    194,097    (25,446)     (1,826)         --       (1,331)     (1,192)
 Net income for fiscal
  1995..................      --     --         --         894         --           --          --          --
 Public offering of
  stock.................      --      52    247,466        --          --           --          --          --
 Compensation under
  stock grants..........      --     --       1,935        --          --        (1,806)        --          --
 Forfeiture of common
  stock grants..........      --     --         (52)       --           52          --          --          --
 Cash dividends paid
  ($0.08/share).........      --     --         --      (1,285)        --           --          --          --
 Minimum pension
  liability adjustment..      --     --         --         --          --           --       (4,196)        --
 Translation adjustment.      --     --         --         --          --           --          --        5,720
                          -------   ----   --------   --------     -------      -------     -------    --------
BALANCES AT MARCH 31,
 1995...................      --     200    443,446    (25,837)     (1,774)      (1,806)     (5,527)      4,528
 Net loss for fiscal
  1996..................      --     --         --      (8,661)        --           --          --          --
 Common stock issued for
  acquisitions..........      --       9     48,135        --          --           --          --          --
 Common stock issued
  under employee stock
  purchase plan.........      --     --         100        --          --           --          --          --
 Forfeiture of common
  stock grants..........      --     --        (762)       --           78          709         --          --
 Amortization of
  unearned compensation.      --     --         --         --          --           387         --          --
 Cash dividends paid
  ($0.08/share) ........      --     --         --      (1,623)        --           --          --          --
 Minimum pension
  liability adjustment..      --     --         --         --          --           --         (429)        --
 Translation adjustment.      --     --         --         --          --           --          --      (11,773)
                          -------   ----   --------   --------     -------      -------     -------    --------
BALANCES AT MARCH 31,
 1996...................  $   --    $209   $490,919   $(36,121)    $(1,696)     $  (710)    $(5,956)   $ (7,245)
                          =======   ====   ========   ========     =======      =======     =======    ========

        The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                           FOR THE FISCAL YEAR ENDED MARCH 31
                                           ------------------------------------
                                              1994        1995         1996
                                           ----------- -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).......................  $    4,506  $       894  $    (8,661)
 Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities--
    Depreciation and amortization........      30,613       48,524      106,717
    Cumulative effect of accounting
     change..............................      12,711          --           --
    Extraordinary loss...................         --         3,597        9,600
    Deferred income taxes................       7,266         (863)         300
    Original issue discount on notes.....       7,941        8,942       12,411
    Provision for losses on accounts
     receivable..........................         379        3,238        4,016
    Minority interest....................         --         1,072         (509)
 Changes in assets and liabilities
  excluding effects of acquisitions--
    Receivables..........................     (11,912)     (32,608)     (24,973)
    Inventories..........................      (7,701)    (138,568)      46,832
    Prepaid expenses and other...........      (5,960)      14,522       16,522
    Payables and accrued expenses........      19,636       32,984     (131,035)
    Other, net...........................      (8,115)     (10,868)      (7,901)
                                           ----------  -----------  -----------
      Net cash provided by (used in)
       operating activities..............      49,364      (69,134)      23,319
                                           ----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of certain businesses.....      (7,707)    (262,995)    (401,325)
  Capital expenditures...................     (47,164)     (61,257)    (106,385)
  Proceeds from sale of property, plant
   and equipment.........................          12        1,356       20,619
                                           ----------  -----------  -----------
      Net cash used in investing activi-
       ties..............................     (54,859)    (322,896)    (487,091)
                                           ----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term
   borrowings............................         --        20,402      (71,701)
  Repayment of U.S. Credit Agreement
   borrowings............................     (66,000)    (105,000)    (194,500)
  Borrowings under U.S. Credit Agreement.         --       286,500          --
  Repayment of European term loans.......         --        (1,421)     (51,265)
  Repayment of Former European Facilities
   Agreement.............................         --           --      (156,873)
  Borrowings under European Facilities
   Agreement.............................         --           --       436,940
  Issuance of 2.9% Convertible Senior
   Subordinated Notes....................         --           --       287,797
  Issuance of 10% Senior Notes...........         --           --       300,000
  Repayment of Guaranteed Unsecured Loan
   Notes.................................         --           --       (35,282)
  Repayment of Spanish Convertible Notes.         --           --       (23,675)
  Redemption of preferred stock..........      (6,462)         --           --
  Proceeds from public offerings, net of
   fees..................................     116,499      247,519          --
  Dividends paid.........................        (276)      (1,284)      (1,623)
  Decrease in other debt.................      (5,060)      (4,211)      (9,455)
  Debt issuance costs....................         --       (24,191)     (30,890)
                                           ----------  -----------  -----------
      Net cash provided by financing
       activities........................      38,701      418,314      449,473
                                           ----------  -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS....................         --         3,370       (1,803)
                                           ----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.............................      33,206       29,654      (16,102)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD..................................         501       33,707       63,361
                                           ----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.  $   33,707  $    63,361  $    47,259
                                           ==========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for--
    Interest (net of amount capitalized).  $   24,080  $    41,442  $    86,557
    Income taxes.........................  $    2,349  $     4,047  $     9,243

        The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Nature of Operations

  Exide Corporation and all of its majority-owned subsidiaries (the "Company") is a leading manufacturer and marketer of starting, lighting and ignition ("SLI") batteries. The Company produces SLI batteries for both the aftermarket and original equipment manufacturers ("OEM") markets in North America and Europe. The Company also manufactures and markets industrial batteries in Europe. Industrial sales include both standby and traction battery lines. Individual customers include telecommunication companies, European navies and the electric vehicle operations of large European companies. Other products manufactured include batteries for trucks, farm equipment and other off-road vehicles, boats, garden tractors and golf carts, battery chargers and accessories, wheel weights, and remanufactured starters and alternators.

 Seasonality and Weather

  The automotive aftermarket is seasonal as retail sales of replacement batteries are generally higher in the fall and winter (the Company's second and third fiscal quarters). Accordingly, demand for the Company's automotive batteries is generally highest in the fall and early winter as retailers build inventories in anticipation of the winter season. European sales are concentrated in the fourth calendar quarter (the Company's third fiscal quarter), due to the shipment of batteries for the winter season and the practice of many industrial battery customers (particularly governmental and quasi governmental entities) of deferring purchasing decisions until the end of the calendar year. Demand for automotive batteries is significantly affected by weather conditions. Unusually cold winters or hot summers accelerate battery failure and increase demand for automotive replacement batteries.

 Major Customers

  The Company has a number of major customers both in North America and in Europe. The Company's five largest customers are large U.S. retailers which account for 40%, 26% and 16% of consolidated net sales in fiscal 1994, 1995 and 1996, respectively. Included among these five customers is NAPA, a North American customer, which accounted for approximately 16.2%, 9.4% and 5.3% of consolidated net sales in fiscal 1994, 1995 and 1996, respectively.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Exide Corporation and all of its majority- owned subsidiaries. All significant intercompany transactions have been eliminated.

  The investments in and the operating results of 20%- to 50%-owned companies are included in the consolidated financial statements on the basis of the equity method of accounting. The Company's equity in net income (loss) of these companies is not material.

 Foreign Currency Translation

  Assets and liabilities of the Company's foreign subsidiaries and affiliates are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at the average monthly exchange rates. Translation gains or losses are recorded in a separate component of stockholders' equity and transaction gains and losses are included in Other Expense, net. The Company recorded transaction (losses) gains of $(48), $(837) and $6,453 in fiscal 1994, 1995 and 1996, respectively.

                      EXIDE CORPORATION AND SUBSIDIARIES

 Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Inventories

  Inventories, which consist of material, labor and overhead, are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for most U.S. inventories and by the first-in, first-out ("FIFO") method for all remaining inventories.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Accelerated methods are used for tax purposes. Useful lives of depreciable assets, by class, are as follows:

            Buildings and improvements..... 5 to 40 years
            Machinery and equipment........ 3 to 10 years

  Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. In connection with constructing certain property and equipment, the Company capitalized $725, $1,678 and $2,341 of interest costs during the fiscal years ended March 31, 1994, 1995 and 1996, respectively. Depreciation expense was $25,007, $38,417 and $77,397 for the fiscal years ended March 31, 1994, 1995 and 1996, respectively.

 Goodwill

  Goodwill is amortized over 40 years on a straight-line basis. Accumulated amortization as of March 31, 1995 and 1996, was $13,864 and $29,517, respectively. It is the Company's policy to review goodwill (and other intangible assets) for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of goodwill and other intangible assets is not recoverable, it is the Company's policy to reduce the carrying amount of such assets to fair value.

 Other Assets

  Other assets consist principally of prepaid pension costs related to overfunded pension plans and noncurrent receivables.

 Estimated Warranty Costs

  The Company recognizes the estimated cost of warranty obligations in the period in which the related products are sold. These estimates are based on historical trends.

 Interest Rate Agreements

  The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements.

                      EXIDE CORPORATION AND SUBSIDIARIES

 Income Taxes

  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the use of a liability method in accounting for deferred taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

 Noncurrent Retirement Obligations

  Noncurrent retirement obligations consist principally of reserves for pension obligations, postretirement health care and other retirement benefits.

 Other Noncurrent Liabilities

  Other noncurrent liabilities consist principally of reserves for environmental cleanup and for severance associated with restructurings and plant closures.

 Earnings Per Share

  The net income (loss) per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share are not materially different from primary earnings per share.

 Revenue Recognition

  The Company records a sale upon transfer of title to the customer.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Risks Associated with International Operations and Currency Risk

  The Company's international operations are subject to risks normally associated with foreign operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges, and the modification or introduction of other government policies with potentially adverse effects. As a result of its recent acquisitions (Note 3), the majority of the Company's sales and expenses are denominated in currencies other than U.S. dollars and changes in exchange rates may have a material effect on the Company's reported results of operations and financial position. In addition, a significant portion of the Company's indebtedness relating to foreign acquisitions is denominated in U.S. dollars whereas the related sales are denominated in foreign currencies.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

 Recently Issued Accounting Standards

  In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets" which requires asset impairment losses to be recognized if the sum

                      EXIDE CORPORATION AND SUBSIDIARIES
of future expected cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The Company is required to adopt the provisions of this Statement in fiscal 1997. Management is in the process of evaluating the impact of adoption; however, they do not believe the adoption will have a significant impact on results of operations or financial position.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" which defines a fair value based method of accounting for employee stock compensation plans and encourages, but does not require, the use of this method of accounting for financial statement purposes. If an entity continues to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," pro forma disclosures of net income and earnings per share are required to show the effect of using the fair value based method of accounting. The Company is required to adopt this Statement in fiscal 1997 and has elected to follow the disclosure only method.

2. STOCKHOLDERS' EQUITY:

  Effective October 28, 1993, the Company completed an initial public offering ("IPO") of its common stock, which raised $92,000 (before fees and expenses) for the issuance of 4,600,000 shares of common stock including the underwriter overallotment option. In connection with the IPO, the Company increased the authorized shares of common stock from 1,000 to 30,000,000. The shareholders exchanged all outstanding shares of common stock for shares of common stock of the Company on a 1.29-to-1 basis. The fiscal 1994 share and per-share amounts reflect the effects of the IPO. The Company also repurchased the remaining Preferred Stock at carrying value for $6,462 held by Wilmington Securities ("WSI") and certain members of management.

  Effective March 8, 1994, the Company completed a secondary offering of its common stock. The secondary offering included the issuance of an additional 1,000,000 shares, which raised $34,000 (before fees and expenses).

  On December 22, 1994, the Company raised $258,750 (before fees and expenses) through the issuance of 5,175,000 additional shares of common stock, including the underwriter overallotment option.

3. ACQUISITIONS:

  In May 1995, the Company acquired 99.7% of the outstanding stock of Compagnie Europeene d'Accumulateurs S.A. ("CEAc") for approximately $425,000 in cash ( $553,500 less assumed debt of $131,900 plus interest from March 31, 1995, of $3,400). Subsequent open market purchases of CEAc stock have increased the ownership to 100%. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Included in the liabilities is $79,000 related to severance benefits to be paid to certain employees who will be terminated as a result of the Company's European consolidation and targeted plant closings. Through March 31, 1996, $7,800 of severance benefits have been paid. Remaining expenditures are expected to occur over the next several years as the Company is required to comply with European Union and other applicable regulations. In accordance with Emerging Issues Task Force Issue No. 87-11 ("EITF 87-11"), reserves of $12,000 have been established for the expected 12-month operating losses attributable to certain manufacturing and distribution facilities acquired that have been identified for closure and sale. As of March 31, 1996, $10,100 has been incurred and charged against such reserves.

  This acquisition was accounted for as a purchase and the results of CEAc's operations are included in the Company's consolidated statement of operations effective June 1, 1995. CEAc, which is headquartered in France, is one of the largest SLI producers and the largest industrial battery manufacturer in Europe, with operations primarily in France, Italy and Germany.

                      EXIDE CORPORATION AND SUBSIDIARIES

  In October 1994, the Company acquired approximately 89.4% of the outstanding capital stock and approximately 25% of the convertible bonds of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for 1,145 pesetas per share or approximately $229,000 (before fees and expenses). In December 1994, one of the shareholders of Tudor sold its remaining 5% ownership to Tudor at the tender offering price in accordance with the terms of the purchase agreement. After completion of this sale and subsequent open market purchases of Tudor stock, the Company's ownership in Tudor is approximately 95.8%. In addition, the Company provided a letter of credit which guaranteed payment of the convertible bonds held by that same shareholder. Tudor, which is headquartered in Madrid, Spain, is the third-largest lead acid battery producer in Western Europe.

  This acquisition was accounted for as a purchase, and the results of Tudor's operations are included in the Company's consolidated statement of operations effective October 3, 1994. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Included in the liabilities are reserves established, in accordance with EITF 87-11, for the actual 12-month operating losses attributed to certain manufacturing and distribution facilities acquired that have been identified for closure and sale. Approximately $23,600 of such reserves were established, all of which have been utilized. In addition, the Company recorded a liability of $74,000, including $19,000 recorded in fiscal 1996, related to severance benefits to be paid to certain employees who will be terminated as a result of the restructuring and plant closings. At certain locations, government approval is required before notice can be given to employees. Total goodwill resulting from the CEAc and Tudor acquisitions was $585,000.

  On March 30, 1994, the Company acquired all of the issued and outstanding capital stock of B.I.G. Batteries Group Limited ("BIG") for approximately $2,075 in cash and $32,725 in British pound-denominated Loan Notes. The acquisition was accounted for as a purchase, and the results of BIG's operations are included in the Company's consolidated statement of operations effective April 1, 1994. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. This acquisition resulted in goodwill of approximately $30,084. BIG is an SLI battery manufacturer based in Wales.

  In September 1994, the Company and PT Sapta Panji Manggala ("PT Sapta"), an Indonesian company, signed an agreement whereby the Company contributed its interest in BIG and PT Sapta contributed its interest in Gemala Holdings Limited ("Gemala") into a newly formed entity, Exide Batteries Limited. In exchange for PT Sapta's interest in Gemala, the Company gave PT Sapta an 18.5% equity interest in Exide Batteries Limited and the right to certain benefits to be realized from Gemala's tax loss carryforwards. PT Sapta also received the right to require Exide to purchase its 18.5% interest at any time after five years from the closing date of the transaction for a defined multiple of earnings.

  In January 1996, the Company acquired the remaining 25% minority interest in a subsidiary of CEAc, in exchange for 350,000 shares of the Company's common stock valued at $17,238.

  On August 31, 1995, the Company acquired Schuylkill Holdings, Inc. ("SHI") from Heller Financial, Inc. ("Heller") through a merger, and purchased all of SHI's stock options and subordinated notes from various holders and the secured debt of SHI's operating subsidiary, Schuylkill Metals Corporation, the owner of two lead smelters in Louisiana and Missouri. The Company paid $2,000 in cash for SHI's stock, options and notes; for the secured debt, it issued 593,210 shares of its common stock valued at $31,000, paid $3,700 in cash and issued a contingent note, the value of which will be based on market lead prices. Under the terms of the purchase agreement, the Company is required to make an additional payment to Heller in fiscal 2000 if lead prices for the four-and-one-half-year period subsequent to the acquisition date reach defined levels. Based on the Company's current projection of lead prices for such period, in the fourth quarter of fiscal 1996, the Company increased goodwill by $10,000. The Company and Heller also entered into an agreement to share certain tax liabilities of SHI. The purchase price was allocated primarily to receivables, inventories and fixed assets and resulted in $22,000 of goodwill.

                      EXIDE CORPORATION AND SUBSIDIARIES

  On May 3, 1994, the Company acquired General Electric Credit Corporation's secured debt position in Evanite Fiber Corporation ("Evanite"), a debtor-in-possession, for approximately $33,700. Evanite is a manufacturer, and the Company's primary supplier, of battery separators. On February 21, 1995, Exide acquired all of the assets and assumed certain liabilities of Evanite in exchange for its secured debt position. The purchase price was allocated primarily to receivables, inventories and fixed assets and resulted in no goodwill. In June 1996, the Company sold certain assets related to a division of Evanite for $13,000 cash.

  Effective October 15, 1993, the Company purchased the remaining 50% equity interest in Battronics, Inc. ("Battronics") for approximately $3,000 in cash. Battronics is an automotive battery manufacturer/distributor in Canada. Effective October 1993, Battronics' financial results are reported on a consolidated basis rather than the equity basis that was previously followed.

  The following summarized unaudited pro forma consolidated results of operations for the fiscal years ended March 31, 1995 and 1996, illustrate the estimated effects of the acquisitions, as if the transactions were consummated as of the beginning of each fiscal year presented:

                                                           1995        1996
                                                        ----------  ----------
   Net sales..........................................  $2,292,729  $2,474,640
                                                        ----------  ----------
   Loss before extraordinary item.....................  $   (5,484) $   (5,271)
                                                        ----------  ----------
   Net loss...........................................  $   (9,081) $  (14,871)
                                                        ----------  ----------
   Pro forma earnings per common and common equivalent
    share:
     Loss before extraordinary item...................  $    (0.27) $    (0.26)
                                                        ----------  ----------
     Net loss.........................................  $    (0.44) $    (0.72)
                                                        ----------  ----------

  Pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are not permitted and, therefore, are not reflected herein. The above unaudited pro forma financial information is not necessarily indicative of the results that would actually have been obtained if the transactions had been effected on the dates indicated or that may be obtained in the future.

4. INVENTORIES:

  Inventories as of March 31, 1995 and 1996, are as follows:

                                                                 1995     1996
                                                               -------- --------
       Raw materials.......................................... $ 98,872 $138,809
       Work-in-process........................................   43,840   94,340
       Finished goods.........................................  333,769  362,012
                                                               -------- --------
                                                               $476,481 $595,161
                                                               ======== ========

  At March 31, 1995 and 1996, inventories valued by the LIFO method were approximately 42% and 29% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $459,414 and $578,094 at March 31, 1995 and 1996, respectively. The carrying amount of inventories on a LIFO basis exceeds replacement cost. LIFO inventories reflect the fair value of inventories as of August 31, 1989, when all of the outstanding common shares of the Company were acquired

                       EXIDE CORPORATION AND SUBSIDIARIES
in a leveraged buyout, as inventories subsequently produced cost less to manufacture. The Company believes that no write-down of the carrying amount of inventories to replacement cost is necessary, as no loss will be realized upon their final sale.

  In connection with the purchase of lead for anticipated manufacturing requirements, the Company enters into commodity forward and futures contracts. These contracts are used as a hedging strategy to help protect against volatility in lead prices. During fiscal 1996, lead prices increased significantly. The Company remains at risk for possible changes in the market value of the commodity contracts; however, such risk should be mitigated by price changes in lead. The contracts are accounted for as hedges and, accordingly, gains or losses are deferred and recognized in inventory upon execution of the contract. At March 31, 1996, the Company had outstanding contracts hedging lead purchases through December 1997 at fixed prices of approximately $88,697 for 127,400 metric tons.

5. SHORT-TERM BORROWINGS:

  At March 31, 1995 and 1996, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's foreign subsidiaries. These borrowings are secured by receivables, inventories or property. These facilities, which are typically for one-year renewable terms, generally bear interest at the current market rates plus up to 1%. As of March 31, 1995 and 1996, the weighted average interest rate on these borrowings was 8.9% and 10.9%, respectively.

6.  LONG-TERM DEBT:

  Following is a summary of the Company's long-term debt at March 31, 1995 and 1996:

                                                              1995      1996
                                                            -------- ----------
   U.S. Credit Agreement borrowings primarily at LIBOR
    plus 2.5% at March 31, 1995 (8.8%)....................  $194,500 $      --
   10% Senior Notes, due April 15, 2005...................       --     300,000
   10.75% Senior Notes, due December 15, 2002.............   150,000    150,000
   12.25% Senior Subordinated Deferred Coupon Debentures,
    due December 15, 2004.................................    79,772     89,856
   2.90% Convertible Senior Subordinated Notes, due
    December 15, 2005.....................................       --     290,124
   European Facilities Agreement, borrowings primarily at
    LIBOR plus 1.5% (ranging from 5.6% to 10.9% at March
    31, 1996).............................................       --     436,940
   European Term Loans at rates ranging from 5.0% to 11.9%
    at
    March 31, 1995 and 7.6% to 10.1% at March 31, 1996....    63,286     12,021
   Spanish Convertible Debentures at average one-year
    MIBOR revisable every six months (9.6% at March 31,
    1995).................................................    23,699        --
   Guaranteed Unsecured Loan Notes at LIBOR less 5/8% at
    March 31, 1995 (6.1%), due on demand..................    35,868        --
   Other, primarily capital lease obligations at interest
    rates ranging from 3.7% to 11.0% due in installments
    through 2015, and other debt..........................    23,000     52,774
                                                            -------- ----------
                                                             570,125  1,331,715
   Less--Current maturities...............................    51,731     30,477
                                                            -------- ----------
                                                            $518,394 $1,301,238
                                                            ======== ==========

                      EXIDE CORPORATION AND SUBSIDIARIES

  In December 1995, the Company issued 2.9% Convertible Senior Subordinated Notes due December 15, 2005, with a face amount of $397,900 discounted to $287,797, after the underwriters' exercise of their overallotment option. These notes have a coupon rate of 2.9% with a yield to maturity of 6.75%. The notes are convertible into the Company's common stock at a conversion rate of
12.5473 shares per $1,000 principal amount at maturity, subject to adjustments in certain events. The Company used the funds to repay indebtedness under the U.S. Credit Agreement.

  On November 30, 1995, the Company entered into a Pan-European, multicurrency, multiborrower credit facility ("European Facilities Agreement"). The facility contains a Tranche A term loan in the amount of 236,000 French francs (U.S. $46,905), a Tranche B term loan in the amount of 930,000 French francs (U.S. $184,839), and a revolving facility of 1,403,000 French francs (U.S. $278,849). The Tranche A term loan matures on November 30, 2000, and the Tranche B term loan matures on November 30, 2002. Both term loans require semiannual principal payments throughout their terms. The revolving facility expires on September 30, 2002. Substantially all of the Company's European bank debt, including indebtedness under the former European Facilities Agreement that was utilized to finance a portion of the CEAc acquisition, was refinanced with this European Facilities Agreement.

  Borrowings under the European Facilities Agreement bear interest at local market rates (comparable to LIBOR) plus a margin of 1.5% per annum, reducing in 0.25% increments beginning after one year to 1.0% so long as the European borrowing group, as defined, meets and maintains certain interest coverage and leverage tests.

  Borrowings under the European Facilities Agreement are supported by guarantees of most of the Company's European subsidiaries and secured by pledges of the stock of the Company's Euro Exide, CEAc and Tudor subsidiaries. The European Facilities Agreement contains a number of financial and other covenants customary for such agreements including restrictions on new indebtedness, liens, minimum net worth, leverage rates, acquisitions and capital expenditures.

  In April 1995, the Company issued $300,000 in aggregate principal amount of 10% Senior Notes, the net proceeds of which were used, along with borrowings under the U.S. Credit Agreement, to finance the CEAc acquisition. The 10% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2000, initially at 105% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after April 15, 2002.

  Effective August 30, 1994, the Company entered into a new U.S. Credit Agreement that initially provided a borrowing capacity of $550,000 with three components: Term Loan A ($100,000), having a five-year term; Term Loan B ($100,000), having a seven-year term; and a Revolving Credit Facility ($350,000, subsequently reduced to $185,000 as of March 31, 1996), expiring September 30, 1999. Both Term Loan A and Term Loan B were repaid during fiscal 1996. The Revolving Credit Facility provides for the Company's working capital and letter of credit needs. As of March 31, 1996, the Company had $11,751 of letters of credit outstanding and $173,249 of additional availability under the Revolving Credit Facility. Subsequent to March 31, 1996, the Revolving Credit Facility was reduced to $165,000 and borrowings are limited by the amount of eligible domestic receivables and inventory. The U.S. Credit Agreement contains a number of financial and other covenants that, among other things, place restrictions on dividends, new indebtedness, liens, acquisitions and capital expenditures. Substantially all of the assets, less receivables sold, of the Company's U.S. operations are pledged as collateral for the U.S. Credit Agreement.

  Initial borrowings under the new U.S. Credit Agreement were used in the paydown and early termination of the former Credit Agreement which resulted in an extraordinary loss of $3,597, net of $2,320 income tax benefit. The new U.S. Credit Agreement also provided funding for the acquisition of Tudor.

                      EXIDE CORPORATION AND SUBSIDIARIES

  Debt issuance costs of $20,228 were incurred in connection with the new U.S. Credit Agreement. Amortization of deferred financing costs related to the current and previous Credit Agreements amounted to $1,418 in fiscal 1994, $2,249 in fiscal 1995 and $3,002 in fiscal 1996. In fiscal 1995, the Company expensed $2,000 of bridge loan commitment fees.

  In connection with the issuance of the 12.25% Senior Subordinated Debentures, 10.75% Senior Notes, 10% Senior Notes and 2.9% Convertible Senior Subordinated Notes, the Company incurred financing costs of $27,813. Amortization related to this senior debt during fiscal 1994, 1995 and 1996 was $649, $784 and $2,215, respectively.

  Tudor and certain of its subsidiaries had outstanding term loan arrangements with financial institutions secured primarily by property. The Spanish convertible debentures were issued by Tudor in December 1993 and were refinanced in connection with the European Facilities Agreement in November 1995.

  In connection with the acquisition of BIG, on March 30, 1994, the Company issued $32,725 of British pound-denominated Guaranteed Unsecured Loan Notes ("Loan Notes") to the previous owners of the acquired entity ($35,868 as of March 31, 1995). The Loan Notes were secured by a Company-purchased, British pound-denominated certificate of deposit (cash equivalent) of equal amount. On April 13, 1995, the certificate of deposit was redeemed and the proceeds were used to fully redeem the Loan Notes.

  In fiscal 1996, deferred financing costs were written off due to early repayment of the former European Facilities Agreement, European Term Loans, Spanish Convertible Debentures and Term Loan A and Term Loan B under the U. S. Credit Agreement, as well as permanent reductions in the Revolving Credit Facility under the U.S. Credit Agreement, resulting in an extraordinary loss of $9,600 net of $5,958 income tax benefit.

  The Company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates. Effective December 1994, the Company entered into two interest rate collar agreements which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. These agreements effectively limit the LIBOR base interest rate on $100,000 of borrowings under the U.S. Credit and European Facilities Agreements to no more than 8% and no less than 5.5% graduating up to 7.5% through December 30, 1997. Additionally, effective May 17, 1995, the Company entered into an interest rate swap agreement which fixed the LIBOR base interest rate on a notional amount of $50,000 at 6.21% for two years. During fiscal 1994, 1995 and 1996, the Company recognized $2,433, $24 and $580, respectively, of additional interest expense related to these swap and collar agreements.

  Annual principal payments required under long-term debt obligations are as follows:

            FISCAL YEAR                          AMOUNT
            -----------                         ---------
             1997.............................. $  30,477
             1998..............................    42,812
             1999..............................    42,793
             2000..............................    41,072
             2001..............................    40,826
             Thereafter........................ 1,133,735

7. EMPLOYEE BENEFIT PLANS:

 North American Pension Plans

  The Company has noncontributory defined benefit pension plans covering substantially all hourly employees in North America. Plans covering hourly employees provide pension benefits of stated amounts for each year of

                      EXIDE CORPORATION AND SUBSIDIARIES
credited service. Substantially all salaried employees in North America are covered under a defined contribution plan, which requires the Company to contribute 4% of eligible employees' salaries on an annual basis.

  The components of net periodic pension cost for the defined benefit plans and pension expense for the defined contribution plans for the fiscal years ended March 31, 1994, 1995 and 1996, are as follows:

                                  1994     1995      1996
                                 -------  -------  --------
   Defined Benefit Plans:
     Service cost of current
      period...................  $   616  $ 1,217  $  1,378
     Interest cost on projected
      benefit obligation.......    3,834    4,609     5,474
     Actual return on plan as-
      sets.....................   (5,809)   3,173   (11,721)
     Net amortization and de-
      ferrals..................    2,058   (7,909)    7,306
                                 -------  -------  --------
       Net defined benefit pen-
        sion expense...........      699    1,090     2,437
   Defined Contribution Plan...    2,039    2,003     2,167
                                 -------  -------  --------
       Total pension expense...  $ 2,738  $ 3,093  $  4,604

  It is the Company's policy to make contributions sufficient to meet the minimum contributions required by law and regulation.

  The following table sets forth the funded status and the amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                                                                MARCH 31
                                                            ------------------
                                                              1995      1996
                                                            --------  --------
   Actuarial present value of:
     Vested benefit obligation............................. $ 60,597  $ 70,309
                                                            --------  --------
     Accumulated benefit obligation........................ $ 62,838  $ 73,300
                                                            --------  --------
   Actuarial present value of:
     Projected benefit obligation.......................... $ 64,497  $ 74,617
     Plan assets at fair value.............................   48,833    60,414
                                                            --------  --------
     Plan assets less than projected benefit obligation....  (15,664)  (14,203)
     Prior service cost....................................    1,624     1,614
     Unrecognized net loss.................................    9,124     8,826
     Additional minimum liability recognized...............   (9,234)  (10,087)
                                                            --------  --------
     Accrued pension cost recognized in the consolidated
      balance sheet........................................ $(14,150) $(13,850)
                                                            ========  ========

  The weighted average interest rates used in determining the projected benefit obligation were 8.5% and 7.75%, respectively, as of March 31, 1995 and 1996. The rate of increase in future compensation levels and the expected long-term rate of return on plan assets were 6.0% and 10.5%, respectively, as of March 31, 1995 and 1996. The pension plan assets are invested primarily in equity and fixed income securities.

  SFAS No. 87 requires that underfunded pension plans reflect an additional balance sheet liability if the excess of the accumulated benefit obligation over the plan assets exceeds the accrued pension liability. However, SFAS No. 87 also permits the Company to establish an intangible asset, not to exceed the unrecognized prior service cost, as an offsetting entry. Any remaining amount of additional liability that is not offset by the intangible asset must be offset through a charge against equity. Accordingly, the Company increased the

                      EXIDE CORPORATION AND SUBSIDIARIES
additional minimum liability $6,567 and $853, the intangible asset $55 and $193, and the charge against equity $6,512 and $660 (tax-effected to $4,197 and $417) in fiscal 1995 and 1996, respectively.

 European Pension Plans

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

  Total pension expense related to the European plans was $4,111 and $4,953 in fiscal 1995 and 1996, respectively. The accrued pension liability, reflected in Noncurrent Retirement Obligations as of March 31, 1995 and 1996, relates to the defined benefit plans which are not funded, approximate the projected benefit obligation. The projected benefit obligation of such plans is $59,600 and $72,700, as of March 31, 1995 and 1996, of which $56,300 and $67,600, respectively, is vested. The discount rates used in determining the actuarial present value of the projected benefit obligation ranged from 6.5% to 9.5% and the assumed increase in future compensation levels ranged from 3.5% to 5% in fiscal 1995 and 1996.

  With respect to funded plans, as of March 31, 1996, the Company recognized $10,400 of prepaid pension costs reflected in Other Assets representing the overfunded status of a defined benefit plan. The projected benefit obligation of the plan as of March 31, 1996, is $40,700, of which $26,000 is vested, and the plan assets at fair value are $51,100. The discount rate used in determining the projected benefit obligation was 7.75%, the rate of increase in future compensation levels was 6.5% and the expected long-term rate of return on plan assets was 9.5%.

8. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS:

  The Company provides certain health care and life insurance benefits for a limited number of retired employees in the United States. In addition, a limited number of the Company's active U.S. employees may become eligible for those benefits if they reach normal retirement age while working for the Company. Prior to fiscal 1994, the Company accounted for these costs on a pay-as-you-go basis. In the first quarter of fiscal 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to recognize the cumulative effect of this accounting change by expensing $12,711, with no income tax effect because of the uncertainty of deductibility at that time. This amount represented the accumulated postretirement benefit obligation for current and future retirees at the beginning of fiscal year 1994.

  The following table sets forth the plan's postretirement benefit liability as of March 31:

                                                                1995    1996
                                                               ------- -------
   Accumulated postretirement benefit obligation ("APBO"):
     Retirees, beneficiaries and dependents................... $10,370 $12,399
     Fully eligible actives...................................     400     563
     Not fully eligible actives...............................     450   1,855
                                                               ------- -------
       Total..................................................  11,220  14,817
   Unrecognized gain (loss)...................................   1,138  (2,242)
                                                               ------- -------
   Accrued postretirement benefit cost recognized in the
    consolidated balance sheet................................ $12,358 $12,575
                                                               ======= =======

                      EXIDE CORPORATION AND SUBSIDIARIES

  The Company charges postretirement benefit costs as accrued, based on actuarial calculations. The net periodic postretirement benefit cost for fiscal 1994, 1995 and 1996 included the following components:

                                                              1994  1995  1996
                                                             ------ ---- ------
   Service cost............................................. $  135 $ 99 $   95
   Interest cost............................................  1,019  856  1,032
                                                             ------ ---- ------
   Net periodic postretirement benefit cost................. $1,154 $955 $1,127

  The significant assumptions used to calculate the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of March 31, 1995 and 1996, were a discount rate of 8.0% and 7.75%, respectively, and medical costs that are assumed to increase at a rate of 9% per year during fiscal 1996 grading down to 5% per year by 2003. The effect of a one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of March 31, 1996, by approximately $1,247, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $115.


9. STOCK GRANTS AND OPTIONS:

  On April 28, 1993, the Board of Directors adopted an Incentive Compensation Plan, under which certain members of the Company's management were granted 811,662 shares of the Company's common stock. These shares vest over a five-year period and have certain restrictions related to sale, transferability, and employment with the Company. Upon complete vesting, participants must pay $2.25 per share, the estimated fair value at the grant date, prior to transferring such shares.

  In October 1993, the Board of Directors adopted the Long Term Incentive Plan ("Incentive Stock Plan"), which may grant awards to key employees in the form of incentive stock options, nonqualified stock options, restricted shares of common stock or units valued on the basis of long-term performance of the Company ("Performance Units"). Options may be accompanied by stock appreciation rights ("Rights"). The maximum aggregate number of shares of common stock with respect to which options, restricted shares, Performance Units and Rights granted without accompanying options that may be granted pursuant to the Incentive Stock Plan is 700,000 shares.

  During fiscal 1995, a total of 40,000 restricted shares of the Company's common stock were granted to certain employees. The market value of the shares awarded on the date of grant ( $1,935) has been recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five -year vesting period and amounted to $129 and $387 in fiscal 1995 and 1996, respectively. In fiscal 1996, grants for 20,000 shares of the restricted stock were canceled.

  Stock grant and option transactions during fiscal 1994, 1995 and 1996 were as follows:

                                                 1994     1995     1996
                                               -------- --------  -------
   Incentive Compensation Plan:
     Grants outstanding at April 1............      --   811,662  788,472
     Granted..................................  811,662      --       --
     Canceled.................................      --   (23,190) (23,972)
     Exercised................................      --       --   (10,822)
     Grants outstanding at March 31...........  811,662  788,472  753,678
     Exercise price........................... $   2.25 $   2.25  $  2.25

                      EXIDE CORPORATION AND SUBSIDIARIES

                              1994  1995    1996
                              ---- ------ ---------
   Stock Grants:
     Grants outstanding at
      April 1................ --      --     40,000
     Granted................. --   40,000       --
     Canceled................ --      --    (20,000)
     Exercised............... --      --        --
     Grants outstanding at
      March 31............... --   40,000    20,000
     Grant price............. --   $48.38 $   48.38
   Incentive Stock Plan:
     Options outstanding at
      April 1................ --      --        --
     Granted................. --      --    102,000
     Canceled................ --      --        --
     Exercised............... --      --        --
     Options outstanding at
      March 31............... --      --    102,000
     Exercise price range.... --      --  $29.50 to
                                            $50.00

10. INCOME TAXES:

  The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the fiscal years ended March 31, 1994, 1995 and 1996, are as follows:

                                                       1994    1995      1996
                                                      ------- -------  --------
   Current:
     Federal......................................... $ 1,286 $ 2,940  $    --
     State...........................................   1,366     218       700
     Foreign.........................................     876   2,865     5,300
                                                      ------- -------  --------
                                                        3,528   6,023     6,000
                                                      ------- -------  --------
   Deferred:
     Federal.........................................   6,866  (4,253)  (23,838)
     State...........................................     400    (911)   (2,347)
     Foreign.........................................     --    4,301    26,485
                                                      ------- -------  --------
                                                        7,266    (863)      300
                                                      ------- -------  --------
       Total provision............................... $10,794 $ 5,160  $  6,300
                                                      ======= =======  ========

  Major differences between the federal statutory rate and the effective tax rate are as follows:

                                                              1994  1995  1996
                                                              ----  ----  -----
   Federal statutory rate.................................... 35.0% 35.0%  35.0%
   State taxes, net of federal benefit.......................  4.1  (4.2) (22.6)
   Nondeductible goodwill....................................  3.5  15.3   87.1
   Difference in rates on foreign subsidiaries...............  --    0.8   11.5
   Other, net................................................ (3.8)  1.2  (17.4)
                                                              ----  ----  -----
     Effective tax rate...................................... 38.8% 48.1%  93.6%
                                                              ====  ====  =====

                      EXIDE CORPORATION AND SUBSIDIARIES

  The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1995 and 1996:

                                                              DEFERRED TAX
                                                          ASSETS (LIABILITIES)
                                                          ---------------------
                                                            1995        1996
                                                          ---------- ----------
   Deferred Tax Assets:
     Operating loss and tax credit carryforwards......... $  44,672  $  133,870
     Compensation reserves...............................    22,218      37,440
     Environmental reserves..............................    12,888      16,539
     Interest............................................     6,660      10,584
     Retirement benefits.................................     6,494      14,553
     Self-insurance......................................     3,681       4,536
     Warranty............................................     2,951       3,310
     Other...............................................    15,402      18,607
     Valuation allowance.................................   (30,528)   (129,477)
                                                          ---------  ----------
                                                             84,438     109,962
   Deferred Tax Liabilities:
     Depreciation/property basis.........................   (25,285)    (13,824)
     Inventory basis difference..........................    (6,741)     (5,879)
     Other...............................................       --       (3,423)
                                                          ---------  ----------
                                                            (32,026)    (23,126)
                                                          ---------  ----------
   Net deferred tax asset................................ $  52,412  $   86,836
                                                          =========  ==========

  As of March 31, 1996, the Company has net operating loss carryforwards for U.S. income tax purposes of approximately $86,300, which expire in years 2006 through 2012. Certain of these carryforwards have preacquisition tax attributes, which will reduce goodwill upon realization. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these preacquisition tax attributes and certain other deferred tax assets for which it is more likely than not that the benefits will not be realized.

  As of March 31, 1996, certain of the Company's European subsidiaries have net operating loss and tax credit carryforwards for income tax purposes of approximately $262,097 which expire in years 1997 through 2003. Most of these carryforwards are preacquisition tax attributes, which will reduce goodwill upon realization. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these preacquisition tax attributes and certain nondeductible reserves for which it is more likely than not that related tax benefits will not be realized. During fiscal 1996, non-U.S. pre-tax income of the Company was $71,900. Substantially all of the increase in the valuation allowance relates to deferred tax assets associated with the European acquisitions.

  The Company's net deferred tax assets include certain amounts of net operating loss carryforwards principally in the U.S., which management believes are realizable through a combination of anticipated tax planning strategies and forecasted future taxable income. The Company intends to implement the necessary tax planning strategies to realize the benefit of such deferred tax assets. However, failure to achieve forecasted future taxable income might affect the ultimate realization of recorded net deferred tax assets.

  As of March 31, 1996, the Company has not provided for withholding or U.S. federal income taxes on undistributed earnings of foreign subsidiaries since such earnings are expected to be reinvested indefinitely.

                      EXIDE CORPORATION AND SUBSIDIARIES

11. RECEIVABLES SALE AGREEMENT:

  The Company entered into a Receivables Sale Agreement with certain banks (the "Purchasers"), and under this agreement, the Purchasers have committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable of the Company, up to a maximum net investment of $75,000 (increased from $40,000 effective December 20, 1995 after being reduced from $50,000 effective February 17, 1994). As of March 31, 1995 and 1996, gross uncollected receivables sold under the Receivables Sale Agreement were $43,880 and $112,109, respectively. Losses on receivables sold under this agreement for the fiscal years ended March 31, 1994, 1995 and 1996, were $1,593, $1,616 and $2,554, respectively, and are included in Other Expense, net in the Consolidated Statement of Operations.

12. RELATED-PARTY TRANSACTIONS:

  The Company is party to an agreement with Yuasa-Exide, Inc., a 13.5%-owned affiliate, whereby the Company provides facilities and certain administrative support to Yuasa-Exide, Inc. During fiscal 1994, 1995 and 1996, the Company received payments under this agreement of $694, $174 and $124, respectively.

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

 North America

  The Company has been advised by the U.S. Environmental Protection Agency ("EPA") that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 53 federally defined Superfund or state equivalent sites. At 23 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and which are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below. Because the Company's liability under such statutes may, as a technical matter, be imposed on a joint and several basis, the Company's liability may not necessarily be based on volumetric allocations and could be greater than the Company's estimates. Management believes, however, that its PRP status at these Superfund sites will not have a material adverse effect on the Company's business or financial condition because, based on the Company's experience, it is reasonable to expect that liability will be roughly proportionate to its volumetric contribution of waste to the sites.

  The Company is the primary PRP at three Superfund sites. Other than these three sites, the Company's volumetric allocation exceeds 5% at only seven such Superfund sites (with respect to two of which the

                      EXIDE CORPORATION AND SUBSIDIARIES

Company's share of liability has been paid) and its volumetric allocation at the five sites where the Company's liability has not yet been fully paid averages 14.5%.

  The Company is the primary PRP at the Brown's Battery site located in Pennsylvania. The site was operated by third-party owners in the 1960s and early 1970s. The EPA issued a final Record of Decision ("ROD") adopting an innovative technology developed by the Company which, though not yet used for lead remediation on a production volume basis, is lower in cost than other prevailing options and offers to the Company and EPA additional significant potential enhancements for remediation of other similar sites. The incremental cost of remediation for this approach is estimated to be approximately $16,000, a substantial portion of the total remedial costs constitute capital improvements. If the innovative technology is not commercially feasible, the alternative remediation plan, which entails relocation of the contaminated soil, would be employed at a cost (estimated by EPA) of approximately $30,000. The Company has tested and is actively developing the innovative technology. The Company has established its reserves based upon the innovative technology remediation plan, net of amounts to be capitalized and not considering potential insurance recovery.

  The Company is also the primary PRP at the Wortham Lead Salvage State Superfund Site located in Texas, another site that was owned and operated by third parties. Remediation of the Wortham Site is expected to have a cost of $770, which has been reserved.

  The Company is also the primary PRP at the Jones Tire & Battery Superfund Site in Alabama. Like other sites listed above, the Company never owned or operated this site. Accordingly, the Company's volumetric share of the waste found at this site was fairly small (less than 2%). Because of the large number of nonpaying PRPs, however, the Company has paid the largest single share of the expenses to date. The paying PRPs have collectively paid nearly $4,000 at this site, of which the Company has paid approximately $1,430. The EPA issued a letter in August 1995 stating no further remedial or investigative action is needed at this site; however, the EPA has referred the site to the Alabama Department of Environmental Management for final closure. The Company has commenced litigation against those PRPs who have declined to fund their share of the cleanup and currently believes that much of the additional funds that it has been forced to expend on this matter may be recovered through that litigation.

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

  While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, management does not believe the resolution of these matters will have a material adverse effect on the Company's business, cash flows, financial condition or results of operations. The Company's policy is to accrue for environmental costs when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. While the Company believes its current estimates of future remediation costs are reasonable, future findings or changes in estimates could have a material effect on the recorded reserves.

                      EXIDE CORPORATION AND SUBSIDIARIES

  The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 1996, the amount of such reserves on the Company's balance sheet was $28,854. Of this total amount, $22,448 was included in "Other Noncurrent Liabilities." Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

  In 1993, the CNA Insurance Companies ("CNA") filed a declaratory judgment lawsuit in Delaware state court. CNA seeks to have the court determine that CNA owes no duty to the Company for costs of defending environmental actions and for response costs, property damage and bodily injury claims stemming from environmental conditions. The Company seeks to have the court determine that CNA and other insurance companies owe the Company a duty to defend and to reimburse the Company for certain property damage and bodily injury arising from environmental conditions that the Company allegedly caused, suffered or allowed. The Company intends to vigorously defend the suit and vigorously pursue recovery under its insurance policies. The Company is negotiating with several of the carriers to affect settlement of this matter. Based upon the current status of these negotiations, during the fourth quarter of fiscal 1996, after consultation with legal counsel, the Company recorded a $7,000 receivable and a corresponding reduction of operating expenses. Legal counsel and management believe such recovery is probable and expect the ultimate recovery may be higher.

 Europe

  The Company is subject to numerous environmental, health and safety requirements and is exposed to differing degrees of liabilities and compliance costs arising from its past and current manufacturing and recycling activities in various European countries. The laws and regulations applicable to such activities differ from country to country and also substantially differ from U.S. laws and regulations. Except as disclosed herein, the Company believes, based upon reports from its foreign subsidiaries and/or independent qualified opinions, that it is in substantial compliance with all material environmental, health and safety requirements in each country, except as noted below.

  Certain facilities in France, Germany and Spain are not in compliance with certain limits contained in air and wastewater treatment discharge permits. In every case, the Company is working cooperatively with appropriate authorities to come into compliance. It is possible that the Company could be subject to fines or penalties with regard to these violations, although management believes any such fines/penalties will not be material. The cost to upgrade the facilities to attain compliance is not expected to be material. The subject violations are not expected to interfere with continued operations at the subject facilities.

  The Company expects that its European operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country.

  As a result of the Company's plans to consolidate its European manufacturing operations, it is probable that certain environmental costs will be incurred. An estimate of the probable liability has been included in the Tudor and CEAc purchase price allocations.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:

  The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting market data to develop the estimates for fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of

                      EXIDE CORPORATION AND SUBSIDIARIES
these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

  The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

  . Cash and cash equivalents, accounts receivable and accounts payable--the carrying amounts of these items are a reasonable estimate of their fair values at March 31, 1996.

  . Investments in affiliates--the estimated fair value of these items could not be obtained without incurring excessive costs as these investments have no quoted market price.

  . Long-term receivables--the carrying amounts of these items are a reasonable estimate of their fair value.

  . Short-term borrowings--Borrowings under the line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

  .  Long-term debt--

  . Borrowings under the U.S. and European Facilities credit agreement have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

  . Senior notes and senior subordinated debentures are traded occasionally in public markets.

  . Interest rate protection agreements have no carrying value; however, if the Company were to terminate these agreements at March 31, 1996, the Company would be obligated to pay $2,881, based on quotes from financial institutions.

  . Lead forward and futures contracts--the estimated fair value of the outstanding contracts at March 31, 1996, exceed the contract value by $14,493, based on quotes from brokers.

  The carrying values and estimated fair values of the Company's long-term debt for which the amounts differ are as follows at March 31, 1996:

                                                             CARRYING ESTIMATED
                                                              VALUE   FAIR VALUE
                                                             -------- ----------
      10% Senior Notes...................................... $300,000  $306,870
      10.75% Senior Notes...................................  150,000   154.410
      12.25% Senior Subordinated Debentures.................   89,856    91,949
      2.9% Convertible Senior Subordinated Notes............  290,124   236,253

15. COMMITMENTS AND CONTINGENCIES:

  A patent infringement suit was filed in the U.S. District Court in Oregon against the Company in January 1995 by Tekmax, Inc. The suit claims infringement of three Tekmax patents dealing with a device to insert battery plates into battery separators and processes for doing so. The complaint seeks damages in excess of the jurisdictional requirement of $50 (although plaintiff requested $6,000 before the suit was filed). In the course of trial preparation, plaintiff voluntarily dismissed the claims related to the infringement of one of the patents and the Company obtained summary judgment as to the claims of one other patent. The trial of the claims related to the single patent now in controversy is scheduled to begin in July 1996. Management, after consultation with legal counsel, does not believe the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

                      EXIDE CORPORATION AND SUBSIDIARIES

  The Company is now or recently has been involved in several related lawsuits pending in state and federal courts in Alabama and North Carolina. These actions are related because they contain allegations that the Company sold used batteries as new. The only one of these actions which was certified as a class action by the trial court was subsequently decertified by action of the Appellate Court and was subsequently dismissed on June 12, 1996. The remaining actions seek unspecified compensatory and punitive damages and injunctive relief. The federal court action is a wrongful termination suit by a former branch manager of Exide who claims he was terminated for refusing to sell used batteries as new. The Company is seeking summary dismissal of this action. The Company disputes all material allegations of these matters and intends to vigorously defend itself.

  The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims or litigation to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations. In the fourth quarter of fiscal 1996, the Company paid $5,548 as a result of an unfavorable verdict from the U.S. Court of Appeals in a patent infringement matter. Such amount was recorded as Other Expense.

  Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 1996, are:

                          FISCAL YEAR                         OPERATING CAPITAL
                          -----------                         --------- -------
    1997..................................................... $ 35,436  $ 3,064
    1998.....................................................   27,460    3,068
    1999.....................................................   18,279    2,776
    2000.....................................................   10,740    2,658
    2001.....................................................    5,331    2,561
    Thereafter...............................................   14,484   24,692
                                                              --------  -------
    Total minimum payments................................... $111,730   38,819
                                                              --------
    Less interest on capital leases..........................           (14,869)
                                                                        -------
    Total principal payable on capital leases................           $23,950
                                                                        =======

  Rent expense amounted to $14,322, $21,994 and $37,468 for the fiscal years ended March 31, 1994, 1995 and 1996, respectively.

  The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

                       EXIDE CORPORATION AND SUBSIDIARIES

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

  The following is a summary of the Company's unaudited quarterly consolidated results of operations for the fiscal years ended March 31, 1995 and 1996:

                                               FISCAL QUARTER ENDED
                                    -------------------------------------------
                                    JULY 3,   OCTOBER 2,  JANUARY 1,  MARCH 31,
                                      1994       1994        1995       1995
                                    --------  ---------- ------------ ---------
   Net sales....................... $165,067   $233,142    $436,796   $363,541
   Gross profit....................   40,617     56,007      98,530     70,526
   Income (loss) before
    extraordinary loss.............      (41)    10,038      10,453    (15,959)
   Net income (loss)...............      (41)     6,441      10,453    (15,959)
   Per share:
     Income (loss) before
      extraordinary loss........... $    --    $   0.68    $   0.69   $  (0.80)
     Extraordinary loss............      --       (0.24)        --         --
                                    --------   --------    --------   --------
     Net income (loss)............. $    --    $   0.44    $   0.69   $  (0.80)
                                    ========   ========    ========   ========
                                               FISCAL QUARTER ENDED
                                    -------------------------------------------
                                    JULY 2,   OCTOBER 1, DECEMBER 31, MARCH 31,
                                      1995       1995        1995       1996
                                    --------  ---------- ------------ ---------
   Net sales....................... $432,320   $628,907    $719,929   $561,460
   Gross profit....................   89,094    145,558     184,370    135,363
   Income (loss) before
    extraordinary loss.............  (14,678)    10,286      22,583    (17,252)
   Net income (loss)...............  (14,678)    10,286      12,995    (17,264)
   Per share:
     Income (loss) before
      extraordinary loss........... $  (0.74)  $   0.51    $   1.10   $  (0.83)
     Extraordinary loss............      --         --        (0.47)       --
                                    --------   --------    --------   --------
     Net income (loss)............. $  (0.74)  $   0.51    $   0.63   $  (0.83)
                                    ========   ========    ========   ========

                      EXIDE CORPORATION AND SUBSIDIARIES

17. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

  The Company is primarily engaged in one industry segment, namely, the manufacture, distribution and sale of lead acid batteries and related accessories. Financial information, summarized by geographic area, is as follows:

                                      NORTH
                                     AMERICA     EUROPE    OTHER   CONSOLIDATED
                                     --------  ---------- -------- ------------
   Year ended March 31, 1995:
   Sales to unaffiliated customers.. $825,133  $  373,413 $    --   $1,198,546
                                     --------  ---------- --------  ----------
   Income (loss) before income
    taxes, minority interest and
    extraordinary loss.............. $ (5,318) $   16,041 $    --   $   10,723
                                     --------  ---------- --------  ----------
   Identifiable assets.............. $691,391  $  772,740 $173,458  $1,637,589
                                     --------  ---------- --------  ----------
                                      NORTH
                                     AMERICA     EUROPE    OTHER   CONSOLIDATED
                                     --------  ---------- -------- ------------
   Year ended March 31, 1996:
   Sales to unaffiliated customers.. $926,543  $1,416,073 $    --   $2,342,616
                                     --------  ---------- --------  ----------
   Income (loss) before income
    taxes, minority interest and
    extraordinary loss.............. $(64,822) $   71,552 $    --   $    6,730
                                     --------  ---------- --------  ----------
   Identifiable assets.............. $691,832  $1,827,061 $192,536  $2,711,429
                                     ========  ========== ========  ==========

  Other includes cash and cash equivalents, deferred tax assets, investments and deferred financing costs.

                                                                     SCHEDULE II

                       EXIDE CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (AMOUNTS IN THOUSANDS)

                          BALANCE AT ADDITIONS                       BALANCE AT
                          BEGINNING  CHARGED TO  WRITE-                 END
                          OF PERIOD   EXPENSE     OFFS     OTHER     OF PERIOD
                          ---------- ---------- --------  -------    ----------
Year Ended March 31,
 1996:
  Allowance for doubtful
   accounts..............  $23,274     $4,016   $ (7,423) $25,483(1)  $45,350
                           =======     ======   ========  =======     =======
Year Ended March 31,
 1995:
  Allowance for doubtful
   accounts..............  $ 4,846     $3,238   $(12,508) $27,698(1)  $23,274
                           =======     ======   ========  =======     =======
Year Ended March 31,
 1994:
  Allowance for doubtful
   accounts..............  $ 4,771     $  379   $ (1,725) $ 1,421(1)  $ 4,846
                           =======     ======   ========  =======     =======

- --------
(1) Acquisitions of certain businesses.

 EXHIBITS:
 ---------

    2.1 Agreement of Merger between EC Acquisition, Inc. ("ECA") and the Registrant, incorporated by reference to Exhibit 2.1 of the Registrant's Registration Statement on Form S-1 (No. 33-68016), as amended (the "1993 Registration Statement").

    3.1 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit of same number of the 1993 Registration Statement.

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

    4.4 Registration Rights Agreement among the Registrant, Wilmington Securities, Inc. and certain other holders of the Registrant's Common Stock, incorporated by reference to Exhibit 4.14 to the 1993 Registration Statement.

    4.5 Registration Rights Agreement dated as of December 15, 1995 among the Registrant and the placement agents for the Notes issued under the Indenture filed as Exhibit 4.7.

    4.6 Indenture dated as of April 28, 1995, between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit
           99.3 of the Registrant's Form 8-K dated June 2, 1995 (the "CEAc 8-
           K").

    4.7 Indenture dated as of December 15, 1995 between the Registrant and The Bank of New York, as trustee.

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

 EXHIBITS:
 ---------

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

   10.25 Composite copy of Credit Agreement (the "Credit Agreement") dated as of August 30, 1994, as amended, among the Registrant, various financial institutions, Bankers Trust Company, Bank of America National Trust and Savings Association and Bank of Montreal, as Agents, and Bankers Trust Company, as Administrative Agent.

 EXHIBITS:
 ---------
   10.26   Facilities Agreement dated November 30, 1995, as amended, among certain of the Registrant's subsidiaries, the banks listed for the
           Credit Agreement, Citibank International plc and other lenders.
   10.27   Lease Agreement dated February 7, 1994, pertaining to the Bristol,
           Tennessee manufacturing facility and related amendment dated May
           1995.
   11.1    Statement re computation of per-share earnings.
   21.1    Subsidiaries of the Registrant.
   27.0    Financial data schedule