Form 10-Q
period 1996-06-30
EXIDE CORP
filed 1996-08-14
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


                  For the fiscal quarter ended June 30, 1996

                       Commission File Number 1 - 11263


                               EXIDE CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                            23-0552730
- -----------------------------------                      -----------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification Number)


   1400 N. Woodward Ave., Bloomfield Hills, Michigan               48304
- ------------------------------------------------------   -----------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:
        As of August 12, 1996, 20,896,893 shares of common stock were outstanding.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION
- ----------------------------------

Item 1.    Financial Statements (unaudited except for March 31, 1996
             Consolidated Balance Sheet).

               -  Condensed Consolidated Balance Sheets --
                   June 30, 1996 and March 31, 1996.

               -  Condensed Consolidated Statements of Operations --
                   for the three months ended June 30, 1996 and for the three months ended July 2, 1995.

               -  Consolidated Statements of Cash Flows --
                   for the three months ended June 30, 1996 and for the three months ended July 2, 1995.

               -  Notes to Condensed Consolidated Financial Statements --
                   June 30, 1996.


Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.





PART II.     OTHER INFORMATION
- ------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders
                     None

Item 6.    Selected Financial Data

           6(a).  Exhibits filed with this report.
                  Exhibit 27 - Financial Data Schedules



SIGNATURE
- ---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per-share data)

                                                                         June 30,                  March 31,
                                                                           1996                      1996
                                                                       ------------             -------------
ASSETS
- ------
CURRENT ASSETS:
  Cash and cash equivalents                                            $     34,090             $      47,259
  Receivables, net of allowance for doubtful
    accounts of $45,493 and $45,350                                         597,352                   600,329
  Inventories                                                               589,491                   595,161
  Prepaid expenses and other                                                 28,937                    28,612
  Deferred income taxes                                                      19,894                    20,672
                                                                       ------------             -------------
        Total current assets                                              1,269,764                 1,292,033
                                                                       ------------             -------------

PROPERTY, PLANT AND EQUIPMENT                                               796,619                   798,767
  Less-Accumulated depreciation                                            (238,202)                 (220,045)
                                                                       ------------             -------------
       Total property, plant and equipment, net                             558,417                   578,722
                                                                       ------------             -------------


OTHER ASSETS:
  Goodwill, net                                                             672,204                   673,045
  Investments in affiliates                                                  24,380                    24,446
  Deferred financing costs, net                                              32,055                    33,412
  Deferred income taxes                                                      66,192                    66,747
  Other                                                                      42,985                    43,024
                                                                       ------------             -------------
                                                                            837,816                   840,674
                                                                       ------------             -------------
        Total assets                                                   $  2,665,997             $   2,711,429
                                                                       ============             =============


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                                                $     15,782             $       8,310
  Current maturities of long-term debt                                       43,506                    30,477
  Accounts payable, trade and other                                         244,606                   279,225
  Accrued expenses                                                          354,600                   369,598
                                                                       ------------             -------------
       Total current liabilities                                            658,494                   687,610
                                                                       ------------             -------------

LONG-TERM DEBT                                                            1,312,147                 1,301,238
                                                                       ------------             -------------

OTHER NONCURRENT LIABILITIES                                                247,224                   254,531
                                                                       ------------             -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                            20,577                    28,650
                                                                       ------------             -------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value 30,000,000 shares authorized;
    20,896,182 and 20,893,693 shares issued and outstanding                     209                       209
  Additional paid-in capital                                                490,978                   490,919
  Accumulated deficit                                                       (47,658)                  (36,121)
  Notes receivable-stock award plan                                          (1,696)                   (1,696)
  Unearned compensation                                                        (661)                     (710)
  Minimum pension liability adjustment                                       (5,956)                   (5,956)
  Cumulative translation adjustment                                          (7,661)                   (7,245)
                                                                       ------------             -------------
       Total stockholders' equity                                           427,555                   439,400
                                                                      ------------             -------------

       Total liabilities and stockholders' equity                      $  2,665,997             $   2,711,429
                                                                       ============             =============


                              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
            (Amounts in thousands, except share and per-share data)



                                                            For the Three Months Ended
                                                         --------------------------------
                                                             June 30,          July 2,
                                                               1996             1995
                                                         ---------------  ---------------
NET SALES                                               $       556,020  $       432,320

COST OF SALES                                                   426,871          343,226
                                                         ---------------  ---------------

       Gross profit                                             129,149           89,094
                                                         ---------------  ---------------

OPERATING EXPENSES:
  Selling, marketing and advertising                             75,847           51,933
  General and administrative                                     39,589           32,473
                                                         ---------------  ---------------
                                                                115,436           84,406
                                                         ---------------  ---------------

       Operating income                                          13,713            4,688
                                                         ---------------  ---------------

OTHER (INCOME) EXPENSE:
  Interest, net                                                  30,756           25,125
  Other, net                                                       (360)           2,253
                                                         ---------------  ---------------
                                                                 30,396           27,378
                                                         ---------------  ---------------

       Income (loss) before income taxes and minority
         interest                                               (16,683)         (22,690)


INCOME TAX BENEFIT                                               (5,005)          (7,545)
                                                         ---------------  ---------------

       Income (loss) before minority interest                   (11,678)         (15,145)

MINORITY INTEREST                                                  (559)            (467)
                                                         ---------------  ---------------

       Net income (loss)                                $       (11,119) $       (14,678)
                                                         ===============  ===============


NET INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:                                     $         (0.53) $         (0.74)
                                                         ===============  ===============
WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                       20,824,419       19,953,517
                                                         ===============  ===============




       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)

                                                                        For the three months ended
                                                                    ------------------------------------
                                                                        June 30,             July 2,
                                                                          1996                1995
                                                                    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $        (11,119)   $        (14,678)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities -
     Depreciation and amortization                                           30,851              22,635
     Deferred income taxes                                                   (2,607)               (423)
     Original issue discount on notes                                         4,643               2,436
     Provision for losses on accounts receivable                              1,800                 899
     Minority interest                                                         (559)               (467)
  Changes in assets and liabilities excluding
    effects of acquisitions -
     Receivables                                                            (12,676)             (7,498)
     Inventories                                                             (3,536)             (1,300)
     Prepaid expenses and other                                                (602)                524
     Payables and accrued expenses                                          (41,030)            (41,355)
     Other, net                                                             (12,552)             (2,724)
                                                                    ----------------    ----------------
       Net cash used in operating activities                                (47,387)            (41,951)
                                                                    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of stock or net assets of certain businesses                  (3,562)           (384,791)
  Capital expenditures                                                      (16,229)            (19,590)
  Proceeds from sale of assets                                               16,313                 432
                                                                    ----------------    ----------------
       Net cash used in investing activities                                 (3,478)           (403,949)
                                                                    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                                           7,632              25,766
  Repayment of U.S. Credit Agreement borrowings                                 - -              (2,750)
  Borrowings under U.S. Credit Agreement                                     38,000             159,000
  Repayment of European term loans                                           (3,976)             (1,905)
  Borrowings under European Facilities Agreement                              2,856                 - -
  Issuance of 10% Senior Notes                                                  - -             300,000
  Repayment of Guaranteed Unsecured Loan Notes                                  - -             (35,282)
  Dividends paid                                                               (418)               (399)
  Increase (decrease) in other debt                                          (4,934)                290
  Debt issuance costs                                                          (468)             (9,418)
                                                                    ----------------    ----------------
       Net cash provided by financing activities                             38,692             435,302
                                                                    ----------------    ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                             (996)                123
                                                                    ----------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (13,169)            (10,475)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               47,259              63,361
                                                                    ----------------    ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $         34,090    $         52,886
                                                                    ================    ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest (net of amount capitalized)                           $         37,917    $         16,874
    Income taxes                                                   $          1,887    $          2,227






       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)


(1) BASIS OF PRESENTATION
- -------------------------

The consolidated financial statements include the accounts of Exide Corporation (the "Company") and all of its majority-owned subsidiaries. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1996 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited (except for Balance Sheet information presented at March 31, 1996). In the opinion of management, the accompanying condensed consolidated financial information reflects all adjustments necessary to present fairly the results of operations and financial position for the periods presented.

Certain prior year amounts have been reclassified to conform to the current year presentation.


(2) ACQUISITIONS
- ----------------

In May 1995, the Company acquired 99.7% of the outstanding stock of Compagnie Europeene d' Accumulateurs S.A. ("CEAc") for approximately $425,000 in cash ($553,500 less assumed debt of $131,900 plus interest from March 31, 1995 of $3,400). Subsequent open market purchases of CEAc stock have increased the ownership to 100%. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Included in the liabilities is $79,000 related to severance benefits to be paid to certain employees who have been or will be terminated as a result of the Company's European consolidation and targeted plant closings. Through June 30, 1996, $12,000 of severance benefits have been paid. Remaining expenditures are expected to occur over the next several years as the Company is required to comply with the European Union and other applicable regulations. In accordance with Emerging Issues Task Force Issue No. 87-11 ("EITF 87-11"), reserves of $12,000 were established for the expected 12-month operating losses attributable to certain manufacturing and distribution facilities acquired that have been identified for closure and sale. As of June 30, 1996, all of such reserves have been utilized.

This acquisition was accounted for as a purchase and the results of CEAc's operations are included in the Company's consolidated statement of operations effective June 1, 1995. CEAc, which is headquartered in France, is one of the largest SLI battery producers and the largest industrial battery manufacturer in Europe, with operations primarily in France, Italy and Germany.

In January 1996, the Company acquired the remaining 25% minority interest in a subsidiary of CEAc, in exchange for 350,000 shares of the Company's common stock valued at $17,238.

In April 1996, the Company acquired 14.4% of the remaining 15.6% minority interest in a subsidiary of Tudor for $3,562.

On August 31, 1995, the Company acquired Schuylkill Holdings, Inc. ("SHI") through a merger, and purchased all of SHI's stock options and subordinated notes from various holders. The Company acquired the secured debt of SHI's operating subsidiary, Schuylkill Metals Corporation, the owner of two lead smelters from Heller Financial, Inc. The Company paid $2,000 in cash for SHI's stock, options and notes; for the secured debt, it issued 593,210 shares of its common stock valued at $31,000, paid $3,700 in cash and issued a contingent note, the value of which will be based on market lead prices. Under the terms of the purchase agreement, the Company is required to make additional payments to Heller in fiscal 2000 if lead prices for the four-and- one-half year period subsequent to the acquisition date reach defined levels. Based on the Company's current projection of lead prices for such period, in the fourth quarter of fiscal 1996, the Company increased goodwill by $10,000. The purchase price was allocated primarily to receivables, inventories and fixed assets and resulted in $22,000 of goodwill.

The following summarized unaudited pro forma consolidated results of operations for the quarter ended July 2, 1995, illustrate the estimated effects of the acquisitions, as if the transactions were consummated as of the beginning of the period presented.

         Net sales                                 $    561,493
                                                    ===========

         Loss before extraordinary item            $    (22,807)
                                                    ===========

         Net loss                                  $    (22,807)
                                                    ===========

         Pro forma earnings per common
          and common equivalent share:

           Loss before extraordinary item          $      (1.09)
                                                    ===========

           Net loss                                $      (1.09)
                                                    ===========

Pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are not permitted and, therefore, are not reflected herein. The above unaudited pro forma financial information is not necessarily indicative of the results that would actually have been obtained if the transaction had been effected on the date indicated or that may be obtained in the future.


(3) INVENTORIES
- ---------------

Inventories as of June 30, 1996 and March 31, 1996, are as follows:

                                                 June 30,           March 31,
                                                   1996               1996
                                             ----------------   ----------------
           Raw materials                    $        125,537   $        138,809

           Work-in-process                            75,932             94,340

           Finished goods                            388,022            362,012
                                             ----------------   ----------------

                                            $        589,491   $        595,161
                                             ================   ================

At June 30, 1996 and March 31,1996, inventories valued by the LIFO method were approximately 30% and 29% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $572,424 and $578,094 at June 30, 1996 and March 31, 1996, respectively. The carrying amount of inventories on a LIFO basis exceeds replacement cost. LIFO inventories reflect the fair value of inventories as of August 31, 1989, when all of the outstanding common shares of the Company were acquired in a leverage buyout, as inventories subsequently produced cost less to manufacture. The Company believes that no write-down of the carrying amount of inventories to replacement cost is necessary, as no loss will be realized upon their final sale.

(4) SALE OF ASSETS
- ------------------

On June 28, 1996, the Company sold certain assets related to its battery separator division of Evanite Fiber Corporation for $13 million in cash.

(5) SHORT-TERM BORROWINGS
- -------------------------

At June 30, 1996 and March 31, 1996, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's foreign subsidiaries. These borrowings are secured by receivables, inventories or property. These facilities, which are typically for one year renewable terms, generally bear interest at the current market rates plus up to 1%. As of June 30, 1996 and March 31, 1996, the weighted average interest rate on these borrowings was 9.9% and 10.9%, respectively.


(6) LONG-TERM DEBT
- ------------------

Following is a summary of the Company's long-term debt at June 30, 1996 and
March 31, 1996:                                         June 30,              March 31,
                                                          1996                  1996
                                                      ------------          ------------
U.S. Credit Agreement borrowings primarily at
 LIBOR plus 2.5% at June 30, 1996 (7.9%)             $     38,000          $         --

10% Senior Notes, due April 15, 2005                      300,000               300,000

10.75% Senior Notes, due December 15, 2002                150,000               150,000

12.25% Senior Subordinated Deferred Coupon
 Debentures, due December 15, 2004                         92,526                89,856

2.90% Senior Subordinated Convertible Notes
 due December 15, 2005                                    292,097               290,124

European Facilities Agreement, borrowings
 primarily at LIBOR plus 1.5% (ranging from 4.9%
 to 9.2% at June 30, 1996 and ranging from 5.6%
 to 10.9% at March 31, 1996)                              427,145               436,940

European Term Loans at 7.6% at June 30, 1996
 and at rates ranging from 7.6% to 10.1% at
 March 31, 1996                                             8,045                12,021

Other, primarily capital lease obligations at
 interest rates ranging from 3.7% to 11.2% due in
 installments through 2006, and other debt                 47,840                52,774
                                                      ------------          ------------

                                                        1,355,653             1,331,715

Less - Current maturities                                  43,506                30,477
                                                      ------------          ------------

                                                     $  1,312,147          $  1,301,238
                                                      ============          ============

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

On November 30, 1995, the Company entered into a Pan-European, multicurrency, multiborrower credit facility ("European Facilities Agreement"). The facility contains a Tranche A term loan in the amount of 236,000 French francs (U.S. $45,808), a Tranche B term loan in the amount of 930,000 French francs (U.S. $180,513), and a revolving facility of 1,403,000 French francs (U.S. $272,322). The Tranche A term loan matures on November 30, 2000 and the Tranche B term loan matures on November 30, 2002. Both term loans require semiannual principal payments throughout their terms. The revolving facility expires on September 30, 2002. Substantially all of the Company's European bank debt, including indebtedness under the former European Facilities Agreement that was utilized to finance a portion of the CEAc acquisition, was refinanced with this European Facilities Agreement.

Borrowings under the European Facilities Agreement bear interest at local market rates (comparable to LIBOR) plus a margin of 1.5% per annum, reducing in 0.25% increments beginning after one year to 1.0% so long as the European borrowing group, as defined, meets and maintains certain interest coverage and leverage tests.

Borrowings under the European Facilities Agreement are supported by guarantees of most of the Company's European subsidiaries and secured by pledges of the stock of the Company's Euro Exide, CEAc and Tudor subsidiaries. The European Facilities Agreement contains a number of financial and other covenants customary for such agreements including restrictions on new indebtedness, liens, minimum net worth, leverage rates, acquisitions, and capital expenditures.

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

See Note 6 of the Notes to Consolidated Financial Statements included in the Company's March 31, 1996 Form 10-K for further information regarding the Company's long-term debt.

(7) ENVIRONMENTAL MATTERS
- -------------------------

The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, processing, recycling, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to the monitoring of employee health in North America and, to a lesser extent, in Europe. Except as disclosed in Note 13 of Notes to Consolidated Financial Statements included in the Company's March 31, 1996 Form 10-K or herein, the Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of June 30, 1996, the amount of such reserves on the Company's balance sheet was $28,946. Of this total amount, $22,758 was included in "Other Noncurrent Liabilities." Because environmental liabilities are not accrued until the liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves, and therefore, additional earnings charges are possible.

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

Certain facilities in France, Germany and Spain are not in compliance with certain limits contained in air and wastewater treatment discharge permits. In every case, the Company is working cooperatively with appropriate authorities to come into compliance. It is possible that the Company could be subject to fines or penalties with regard to these violations, although management believes any such fines/penalties will not be material. The cost to upgrade the facilities to attain compliance is not expected to be material. The subject violations are not expected to interfere with continued operations in the subject facilities.

The Company expects that its European operations will continue to incur capital and operating expenses in order to maintain compliance with the evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country.

As a result of the Company's plans to consolidate its European manufacturing operations, it is probable that certain environmental costs will be incurred. An estimate of the probable liability has been included in the Tudor and CEAc purchase price allocations.

(8) COMMITMENTS AND CONTINGENCIES
- ---------------------------------

In August 1996, a Portland, Oregon jury found that the Company infringed a patent relating to a device for inserting battery plates into battery separators, and awarded damages of $5,000. The jury found that the Company's alleged infringement was not intentional nor deliberate, and the court has yet to decide if the patent is enforceable. The Company's counsel believes the verdict is clearly erroneous, and that there are several valid grounds for post-verdict motions for judgment in favor of the Company as a matter of law and, if necessary, for appeal. Counsel also believes that the patent at issue is not infringed, is invalid and unenforceable and the Company's prospects for ultimately prevailing are quite good. The Company plans to vigorously pursue all available options to correct this situation.

The Company is now or recently has been involved in several related lawsuits pending in state and federal courts in Alabama, North Carolina and South Carolina. These actions are related because each contains allegations that the Company sold used batteries as new. One of these actions which was certified as a class action by the trial court was subsequently decertified by action of the Appellate Court. The remaining actions seek unspecified compensatory and punitive damages and injunctive relief. A wrongful termination suit filed by a former branch manager of the Company claims that he was terminated for refusing to sell used batteries as new. The Company is seeking summary dismissal of this action. The Company disputes the material allegations of these matters and intends to vigorously defend itself.

The Company is involved in various other claims and litigation incidental to conduct of its business. Based on consultation with legal counsel, management does not believe that any claims or litigation to which it is a party will have a material adverse effect on the Company's financial condition or results of operations.

The Company has various purchase commitments for materials, supplies and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.


(9) SUBSEQUENT EVENT
- --------------------

In July 1996, the Company acquired the majority of the stock of Metalurgica De Cubas S.L., a secondary lead smelter located near Madrid, Spain, for approximately $7,500.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
        -------------------------------------------------

General

The Company through its European acquisitions is exposed to foreign currency risk in most Western European countries, principally France, Spain, Germany, Italy and the U.K. The Company does not have material operations in countries where economies can be classified as hyper-inflationary. Movements of exchange rates vis-a-vis the U.S. dollar can result in both unrealized and realized exchange gains or losses. In some circumstances, gains in one currency may be offset by losses in another as all currencies may not move in unison vis-a-vis the U.S. dollar. Because it is not possible to forecast future movements in foreign exchange rates it is the policy of the Company to reduce foreign currency risk by balancing net foreign currency positions where possible.


Results of Operations

Three months ended June 30, 1996 compared with the three months ended July 2, 1995.

Net sales increased $123.7 million, or 28.6%, to $556.0 million in the first three months of fiscal 1997 compared with fiscal 1996. The increase was principally attributable to the inclusion of CEAc for the entire three months of fiscal 1997, as compared to only one month in fiscal 1996. Industrial battery sales (included above) for the three months ended June 30, 1996 were $171.6 million versus $100.5 million for the three months ended July 2, 1995. This increase is also primarily attributed to the inclusion of CEAc for the entire three months of fiscal 1997. See Note 2 to the Company's condensed consolidated financial statements appearing elsewhere herein.

Gross profit increased $40.1 million and gross profit margin increased by 2.6 percentage points in the first three months of fiscal 1997 versus the first three months of fiscal 1996. The increases in gross profit and gross profit margin were principally the result of the inclusion of CEAc for the entire three months of fiscal 1997, cost reductions generated by the European manufacturing rationalization/consolidation process, the incremental U.S. lead integration benefit associated with the August 1995 acquisition of Schuylkill Metals, and North American and European selling price increases, offset by higher lead costs incurred in Europe.

Selling, general and administrative expenses increased $31.0 million, or 36.8% in the three months ended June 30, 1996 versus the comparable period in fiscal 1996, primarily due to the inclusion of CEAc for the entire three months of fiscal 1997.

Operating income increased $9.0 million, or 192.5%, primarily as a result of the matters discussed above.

Interest expense increased $5.6 million, or 22.4%, primarily as result of the interest cost attributable to the financing of the CEAc acquisition and the incremental expense related to the inclusion of CEAc for the entire three months of fiscal 1997, offset by lower borrowing levels in Europe associated with reduced working capital levels related to the rationalization/consolidation process.

Other expense, net improved from an expense of $2.3 million to income of $0.4 million. This $2.7 million improvement principally relates to a currency gain in fiscal 1997 (versus a currency loss in fiscal 1996), a gain on the sale of certain assets related to the Company's battery separator product line, the absence of a loss associated with certain European subsidiaries which were formerly accounted for under the equity method (which are now fully consolidated), offset by a higher loss on the sales of receivables.

Net income increased $3.6 million, primarily as a result of the matters discussed above.

Liquidity and Capital Resources


The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs, obligations on its indebtedness and capital expenditures. In addition, the Company has paid cash dividends of $0.02 per share on the common stock in each completed quarter following its public offering.

Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds and the proceeds of sales of accounts receivable. The Company is party to a receivables purchase agreement under which the other party has committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million. Due to the seasonal demands of the battery industry, the Company builds inventory in advance of the typically stronger selling periods during the fall and winter. The Company's greatest cash demands from operations occur during the months of July through November.

Funds used in operations were $(47.4) million and $(42.0) million for the three months ended June 30, 1996 and July 2, 1995, respectively. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. In the next several years, the Company will continue to complete the closure of various European plants which will necessitate cash payments for severance, etc. While the Company believes that a large portion of its cash requirements for its European plant consolidation activities will be generated from operations, it has substantial liquidity and capital resources through its European Facilities Agreement and also has substantial borrowing availability under its U.S. Credit Agreement.

The Company's capital expenditures were $16.2 million and $19.6 million in the three months ended June 30, 1996 and July 2, 1995, respectively. The U.S. Credit Agreement and the European Facilities Agreement restrict the amount of capital expenditures which may be made by the Company and its subsidiaries. However, the Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit agreements.

In May 1995, the Company completed the CEAc acquisition for $425.0 million in cash ($553.5 million less assumed debt plus interest from March 31, 1995). The Company financed the CEAc acquisition through the borrowings under the U.S. Credit Agreement and with the proceeds of a $300 million offering of 10% Senior Notes, and refinanced approximately $150 million of indebtedness of CEAc pursuant to a facilities agreement (the "former European Facilities Agreement").

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

Also, on November 30, 1995, the Company entered into a Pan-European, multicurrency, multiborrower credit facility ("European Facilities Agreement"). The facility contains a Tranche A term loan in the amount of 236 million French francs (U.S. $45,808), a Tranche B term loan in the amount of 930 million French francs (U.S. $180,513) , and a revolving facility of 1,403 million French francs (U.S. $272,322). The Tranche A term loan matures on November 30, 2000 and the Tranche B term loan matures on November 30, 2002. Both term loans require semiannual principal payments throughout their terms. The revolving facility expires on September 30, 2002. Substantially all of the Company's European bank debt, including indebtedness under the former European Facilities Agreement that was utilized to finance a portion of the CEAc acquisition, was refinanced with this European Facilities Agreement.

As of June 30, 1996, the Company had utilized $50.2 million of its U.S. Credit Agreement (including $12.2 million for letters of credit), and $436.2 million was outstanding under the European Facilities Agreement, including letters of credit. Obligations under the U.S. Credit Agreement and the European Facilities Agreement bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Company has two interest rate collar agreements and an interest rate swap agreement which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreements effectively limit the LIBOR base interest rate on $100.0 million of borrowings under the U.S. Credit and European Facilities Agreements to no more than 8% through December 30, 1997. If interest rates fall below certain levels, the Company is required to make payments to the counterparties under the agreements. The Company also has an interest rate swap agreement which effectively fixes LIBOR interest rates on $50 million at 6.2% through May 16,1997. See Note 6 to the Company's consolidated financial statements appearing elsewhere herein.

As of June 30, 1996, the Company had $96.1 million available under its U.S. Credit Agreement. Effective May, 1996 the maximum capacity was reduced to $165 million subject to certain limitations based on eligible receivables and inventory. As of June 30, 1996, the Company's European and Canadian operations had borrowing availability of approximately $65.4 million. See Note 6 to the Company's consolidated financial statements appearing elsewhere herein.

The Company believes it has adequate reserves for offsite and onsite environmental remediation costs.

As of June 30, 1996, the Company has significant NOL carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and European taxable income.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.







                                            EXIDE CORPORATION

     Date:  August 14, 1996                    By:/s/Alan E. Gauthier
          ---------------------                   ------------------------
                                                  Alan E. Gauthier
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  (Authorized Signatory)