Form 10-Q
period 1996-09-29
EXIDE CORP
filed 1996-11-13
CIK 813781

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


                For the fiscal quarter ended September 29, 1996

                       Commission File Number 1 - 11263


                               EXIDE CORPORATION
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                                23-0552730
------------------------                                   ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


    1400 N. Woodward Ave., Bloomfield Hills, Michigan                 48304
--------------------------------------------------------           -------------
            (Address of principal executive offices)                (Zip Code)


                                (810) 258-0080
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

        As of November 13, 1996, 20,900,465 shares of common stock were outstanding.

--------------------------------------------------------------------------------

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION
----------------------------------

Item 1.   Financial Statements (unaudited except for March 31, 1996
            Consolidated Balance Sheet).

              --     Condensed Consolidated Balance Sheets --
                      September 29, 1996 and March 31, 1996.

              --     Condensed Consolidated Statements of Operations --
                      for the three and six months ended September 29, 1996 and for the three and six months ended October 1, 1995.

              --     Consolidated Statements of Cash Flows --
                      for the six months ended September 29, 1996 and for the six months ended October 1, 1995.

              --     Notes to Condensed Consolidated Financial Statements --
                      September 29, 1996.


Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.


PART II.     OTHER INFORMATION
------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
                     None

Item 6.   Selected Financial Data

          6(a).  Exhibits filed with this report.
                 Exhibit 27 - Financial Data Schedules



SIGNATURE
---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per-share data)

                                                                            September 29,          March 31,
                                                                                1996                  1996

ASSETS                                                                     ---------------        ------------
------
CURRENT ASSETS:
     Cash and cash equivalents                                            $        38,447         $     47,259
     Receivables, net of allowance for doubtful
          accounts of $44,952 and $45,350                                         643,014              600,329
     Inventories                                                                  566,427              595,161
     Prepaid expenses and other                                                    22,543               28,612
     Deferred income taxes                                                         21,196               20,672
                                                                           --------------          -----------
                Total current assets                                            1,291,627            1,292,033
                                                                           --------------          -----------

PROPERTY, PLANT AND EQUIPMENT                                                     824,504              798,767
     Less- Accumulated depreciation                                              (258,202)            (220,045)
                                                                           --------------          -----------
                Total property, plant and equipment, net                          566,302              578,722
                                                                           --------------          -----------


OTHER ASSETS:
     Goodwill, net                                                                674,230              673,045
     Investments in affiliates                                                     26,966               24,446
     Deferred financing costs, net                                                 30,933               33,412
     Deferred income taxes                                                         65,847               66,747
     Other                                                                         40,949               43,024
                                                                           --------------          -----------
                                                                                  838,925              840,674
                                                                           --------------          -----------

                Total assets                                              $     2,696,854         $  2,711,429
                                                                           ==============          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Short-term borrowings                                                $        17,890         $      8,310
     Current maturities of long-term debt                                          41,381               30,477
     Accounts payable, trade and other                                            262,572              279,225
     Accrued expenses                                                             356,042              369,598
                                                                           --------------          -----------
                Total current liabilities                                         677,885              687,610
                                                                           --------------          -----------


LONG-TERM DEBT                                                                  1,306,024            1,301,238
                                                                           --------------          -----------

OTHER NONCURRENT LIABILITIES                                                      242,351              254,531
                                                                           --------------          -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                  21,533               28,650
                                                                           --------------          -----------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value 30,000,000 shares authorized;
          20,899,144 and 20,893,693 shares issued and outstanding                     209                  209
     Additional paid-in capital                                                   491,053              490,919
     Accumulated deficit                                                          (36,385)             (36,121)
     Notes receivable-stock award plan                                             (1,696)              (1,696)
     Unearned compensation                                                           (613)                (710)
     Minimum pension liability adjustment                                          (5,956)              (5,956)
     Cumulative translation adjustment                                              2,449               (7,245)
                                                                           --------------          -----------
                Total stockholders' equity                                        449,061              439,400
                                                                           --------------          -----------
                Total liabilities and stockholders' equity                $     2,696,854         $  2,711,429
                                                                           ==============          ===========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS  (Unaudited)
            (Amounts in thousands, except share and per-share data)




                                                           For the Three Months Ended          For the Six Months Ended
                                                           ---------------- -------------      -------------------------------
                                                           September 29,      October 1,        September 29,     October 1,
                                                               1996              1995               1996             1995
                                                           ---------------  -------------      ---------------   -------------
NET SALES                                                $      587,403  $         628,907   $      1,143,423  $   1,061,227
COST OF SALES                                                   433,373            483,349            860,244        826,575
                                                           ---------------   -------------     ---------------   -------------
               Gross profit                                     154,030            145,558            283,179        234,652
                                                           ---------------   -------------     ---------------   -------------
OPERATING EXPENSES:
     Selling, marketing  and advertising                         69,033             68,505            144,880        120,438
     General and administrative                                  33,347             37,284             72,936         69,757
                                                           ---------------   -------------     ---------------   -------------
                                                                102,380            105,789            217,816        190,195
                                                           ---------------   -------------     ---------------   -------------
               Operating income                                  51,650             39,769             65,363         44,457
                                                           ---------------   -------------     ---------------   -------------
OTHER (INCOME) EXPENSE:
     Interest, net                                               30,701             30,191             61,457         55,316
     Other, net                                                     953             (8,304)               593         (6,051)
                                                           ---------------   -------------     ---------------   -------------
                                                                 31,654             21,887             62,050         49,265
                                                           ---------------   -------------     ---------------   -------------
               Income (loss) before income taxes and
                  minority interest                              19,996             17,882              3,313         (4,808)
INCOME TAX PROVISION (BENEFIT)                                    8,614              7,541              3,609             (4)
                                                           ---------------   -------------     ---------------   -------------
               Income (loss) before minority interest            11,382             10,341               (296)        (4,804)
MINORITY INTEREST                                                  (309)                55               (868)          (412)
                                                           ---------------   -------------     ---------------   -------------
               Net income (loss)                         $       11,691  $          10,286   $            572  $      (4,392)
                                                           ===============   =============     ===============   =============
NET INCOME (LOSS) PER COMMON AND COMMON
     EQUIVALENT SHARE:                                   $         0.56  $            0.51   $           0.03  $       (0.22)
                                                           ===============   =============     ===============   =============
WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING                     20,831,086         20,203,821         20,827,766     20,076,972
                                                           ===============   =============     ===============   =============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)





                                                                         For the six months ended
                                                                     ----------------------------------

                                                                      September 29,        October 1,
                                                                          1996               1995
                                                                     ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $           572    $        (4,392)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities --
    Depreciation and amortization                                            58,457             52,172
    Deferred income taxes                                                     2,036             (6,845)
    Original issue discount on notes                                          9,473              4,925
    Provision for losses on accounts receivable                               1,575              2,522
    Minority interest                                                          (868)              (412)
  Changes in assets and liabilities excluding
   effects of acquisitions --
    Receivables                                                             (53,891)           (76,445)
    Inventories                                                              21,092             46,936
    Prepaid expenses and other                                                5,381            (10,875)
    Payables and accrued expenses                                           (35,128)           (42,765)
    Other, net                                                                  313             (9,062)
                                                                     ---------------    ---------------
      Net cash provided by (used in) operating activities                     9,012            (44,241)
                                                                     ---------------    ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of stock or net assets of certain businesses                  (8,928)          (383,084)
  Capital expenditures                                                      (49,529)           (51,607)
  Proceeds from sale of assets                                               15,923              1,261
                                                                     ---------------    ---------------
      Net cash used in investing activities                                 (42,534)          (433,430)
                                                                     ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                                           9,580             49,017
  Repayment of U.S. Credit Agreement borrowings                                  --             (2,750)
  Borrowings under U.S. Credit Agreement                                     18,000            176,000
  Repayment of European term loans                                           (3,254)            (2,381)
  Borrowings under European Facilities Agreement                             10,863            (14,675)
  Issuance of 10% Senior Notes                                                   --            300,000
  Repayment of Guaranteed Unsecured Loan Notes                                   --            (35,282)
  Dividends paid                                                               (836)              (798)
  Increase (decrease) in other debt                                          (7,620)             7,643
  Debt issuance costs                                                        (1,001)           (10,098)
                                                                     ---------------    ---------------
      Net cash provided by financing activities                              25,732            466,676
                                                                     ---------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                           (1,022)              (769)
                                                                     ---------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (8,812)           (11,764)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               47,259             63,361
                                                                     ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $        38,447       $     51,597
                                                                     ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for --
    Interest (net of amount capitalized)                            $        46,061       $     33,444
    Income taxes                                                    $        10,501       $      5,667

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 29, 1996
            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)

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


(2)   ACQUISITIONS
------------------

In July 1996, the Company acquired the majority of the stock of Metalurgica De Cubas S.L. ("Cubas"), a secondary lead smelter located near Madrid, Spain, for approximately $7,500. The acquisition was accounted for as a purchase and the results of Cubas' operations are included in the Company's consolidated statement of operations effective July 1, 1996. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This acquisition resulted in goodwill of approximately $5,500.

In May 1995, the Company acquired 99.7% of the outstanding stock of Compagnie Europeene d' Accumulateurs S.A. ("CEAc") for approximately $425,000 in cash ($553,500 less assumed debt of $131,900 plus interest from March 31, 1995 of $3,400). Subsequent open market purchases of CEAc stock have increased the ownership to 100%. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Included in the liabilities was $79,000 related to severance benefits to be paid to certain employees who have been or will be terminated as a result of the Company's European consolidation and targeted plant closings. Through September 29, 1996,

$18,600 of severance benefits have been paid. Remaining expenditures are expected to occur over the next several years as the Company is required to comply with the European Union and other applicable regulations. In accordance with Emerging Issues Task Force Issue No. 87-11 ("EITF 87-11"), in fiscal 1996 reserves of $12,000 were established for the expected 12-month operating losses attributable to certain manufacturing and distribution facilities acquired that have been identified for closure and sale. All of such reserves have been utilized.

This acquisition was accounted for as a purchase and the results of CEAc's operations are included in the Company's consolidated statement of operations effective June 1, 1995. CEAc, which is headquartered in France, is one of the largest SLI battery producers and the largest industrial battery manufacturer in Europe, with operations primarily in France, Italy and Germany.

In January 1996, the Company acquired the remaining 25% minority interest in a subsidiary of CEAc, in exchange for 350,000 shares of the Company's common stock valued at $17,238. The holder of such shares may receive additional Exide shares in March 1997 should they realize less than a predefined price upon sale of such shares.

In April 1996, the Company acquired 14.4% of the remaining 15.6% minority interest in a subsidiary of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for $3,562.

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

The following summarized unaudited pro forma consolidated results of operations for the six months ended October 1, 1995 illustrate the estimated effects of the CEAc and SHI acquisitions and the new financing (see Note 6 to the Company's condensed consolidated financial statements appearing elsewhere herein), as if the transactions were consummated as of April 1, 1995.

         Net sales                                             $ 1,193,251
                                                                ==========

         Loss before extraordinary item                        $   (10,797)
                                                                ==========

         Net loss                                              $   (10,797)
                                                                ==========

        Pro forma earnings per common
           and common equivalent share:

              Loss before extraordinary item         $         (0.51)
                                                       ==============
              Net loss                               $         (0.51)
                                                       ==============
Pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are not permitted and, therefore, are not reflected herein. The above unaudited pro forma financial information is not necessarily indicative of the results that would actually have been obtained if the transactions had been effected on the date indicated or that may be obtained in the future.


(3)  INVENTORIES
----------------

Inventories as of September 29, 1996 and March 31, 1996, are as follows:


                                                      September 29,       March 31,
                                                           1996              1996
                                                     ---------------   ---------------
        Raw materials                                $       131,369    $      138,809

        Work-in-process                                       82,210            94,340

        Finished goods                                       352,848           362,012
                                                     ---------------   ---------------

                                                     $       566,427    $      595,161
                                                     ===============   ===============

At September 29, 1996 and March 31, 1996, inventories valued by the LIFO method were approximately 29% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $549,360 and $578,094 at September 29, 1996 and March 31, 1996, respectively. The carrying amount of inventories on a LIFO basis exceeds replacement cost. LIFO inventories reflect the fair value of inventories as of August 31, 1989, when all of the outstanding common shares of the Company were acquired in a leverage buyout, as inventories subsequently produced cost less to manufacture. The Company believes that no write-down of the carrying amount of inventories to replacement cost is necessary, as no loss will be realized upon their final sale.


(4)  SALE OF ASSETS
-------------------
On June 28, 1996, the Company sold certain assets related to its battery separator division of Evanite Fiber Corporation for $13,000 in cash. The gain on this transaction was not material.

(5)  SHORT-TERM BORROWINGS
--------------------------

At September 29, 1996 and March 31, 1996, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's foreign subsidiaries. These borrowings are secured by receivables, inventories or property. These facilities, which are typically for one year renewable terms, generally bear interest at the current market rates plus up to 1%. As of September 29, 1996 and March 31, 1996, the weighted average interest rate on these borrowings was 11.9% and 10.9%, respectively.


(6)  LONG-TERM DEBT
-------------------

Following is a summary of the Company's long-term debt at September 29, 1996 and March 31, 1996:


                                                        September 29,           March 31,
                                                             1996                 1996
                                                        -------------        -------------
U.S. Credit Agreement borrowings primarily at
   LIBOR plus 2.5% at September 29, 1996
   (8.0%)                                             $         18,000    $           --

10% Senior Notes, due April 15, 2005                           300,000            300,000

10.75% Senior Notes, due December 15, 2002                     150,000            150,000

12.25% Senior Subordinated Deferred Coupon
   Debentures, due December 15, 2004                            95,329             89,856

2.90% Senior Subordinated Convertible Notes
   due December 15, 2005                                       294,124            290,124

European Facilities Agreement, borrowings
   primarily at LIBOR plus 1.5% (ranging from 4.7%
   to 9.1% at September 29, 1996 and ranging from
   5.6% to 10.9% at March 31, 1996)                            436,031            436,940

European Term Loans at 7.9% at September 29,
   1996 and at rates ranging from 7.6% to 10.1% at
   March 31, 1996                                                8,767             12,021

Other, primarily capital lease obligations at
   interest rates ranging from 3.7% to 11.2% due in
   installments through 2006                                    45,154             52,774
                                                        --------------     --------------
                                                             1,347,405          1,331,715

Less - Current maturities                                       41,381             30,477
                                                        --------------     --------------

                                                      $      1,306,024    $     1,301,238
                                                        ==============     ==============

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

On November 30, 1995, the Company entered into a Pan-European, multicurrency, multiborrower credit facility ("European Facilities Agreement"). The facility contains a Tranche A term loan in the amount of 236,000 French francs (U.S. $45,785), a Tranche B term loan in the amount of 930,000 French francs (U.S. $180,425), and a revolving facility of 1,403,000 French francs (U.S. $272,189). The Tranche A term loan matures on November 30, 2000 and the Tranche B term loan matures on November 30, 2002. Both term loans require semiannual principal payments throughout their terms. The revolving facility expires on September 30, 2002. Substantially all of the Company's European bank debt, including indebtedness under the former European Facilities Agreement that was utilized to finance a portion of the CEAc acquisition, was refinanced with this European Facilities Agreement.

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

(7)  ENVIRONMENTAL MATTERS
--------------------------

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

North America
-------------

The Company has been advised by the U.S. Environmental Protection Agency ("EPA") that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 53 federally defined Superfund or state equivalent sites. At 26 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and which are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, which share is based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below. Because the Company's liability under such statutes may, as a technical matter, be imposed on a joint and several basis, the Company's liability may not necessarily be based on volumetric allocations and could be greater than the Company's estimates. Management believes, however, that its PRP status at these Superfund sites will not have a material adverse effect on the Company's business or financial condition because, based on the Company's experience, it is reasonable to expect that liability will be roughly proportionate to its volumetric contribution of waste to the sites.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of September 29, 1996, the amount of such reserves on the Company's balance sheet was $26,176. Of this total amount, $20,197 was included in "Other Noncurrent Liabilities."

Because environmental liabilities are not accrued until the liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves, and therefore, additional earnings charges are possible.

Europe
------

The Company is subject to numerous environmental , health and safety requirements and is exposed to differing degrees of liabilities and compliance costs arising from its past and current manufacturing and recycling activities in various European countries. The laws and regulations applicable to such activities differ from country to country and also substantially differ from U.S. laws and regulations.

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

(8)  COMMITMENTS AND CONTINGENCIES
----------------------------------

In August 1996, a Portland, Oregon jury found that the Company infringed a patent relating to a device for inserting battery plates into battery separators, and awarded damages of $5,000. The jury found that the Company's alleged infringement was not intentional nor deliberate, and the court has yet to decide if the patent is enforceable and has not yet entered its final judgment. The Company's counsel continues to believe that the jury verdict is clearly erroneous, and that there are several valid grounds for post-verdict motions for judgment in favor of the Company as a matter of law and, if necessary, for appeal. Counsel also believes that the patent at issue is not infringed, is invalid and unenforceable and the Company's prospects for ultimately prevailing are probable. The Company plans to vigorously pursue all available options to correct this situation. After consultation with legal counsel, management does not believe the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

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


(9)  SUBSEQUENT EVENTS
----------------------

In September 1996, the Company entered into a letter of intent to sell the remaining Evanite Fiber Corporation assets located in Corvallis, Oregon for approximately $20,000 in cash. This contemplated transaction remains subject to certain conditions.

The Company has been engaged in litigation with certain of its insurers relative to the Company's right to collect for environmental impairment. The Company has reached an agreement in principle with one of those insurers to settle the Company's claims for approximately $15,000. This settlement remains subject to certain conditions.

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------

General

The Company through its European operations is exposed to foreign currency risk in most Western European countries, principally France, Spain, Germany, Italy and the U.K. The Company does not have material operations in countries where economies can be classified as hyper-inflationary. Movements of exchange rates vis-a-vis the U.S. dollar can result in both unrealized and realized exchange gains or losses. In some circumstances, gains in one currency may be offset by losses in another as all currencies may not move in unison vis-a-vis the U.S. dollar. Because it is not possible to forecast future movements in foreign exchange rates it is the policy of the Company to reduce foreign currency risk by balancing net foreign currency positions where possible.


Results of Operations

Three months ended September 29, 1996 compared with the three months ended October 1, 1995.

Net sales decreased $41.5 million, or 6.6%, to $587.4 million in the second quarter of fiscal 1997 compared with fiscal 1996. The decrease was principally attributable to lower automotive unit sales in Europe and North America ($36.3 million), and foreign exchange rates ($16.0 million) offset principally by higher prices. Industrial battery sales (included above) for the quarter ended September 29, 1996 were $150.7 million versus $155.9 million for the quarter ended October 1, 1995. This decrease is primarily attributable to foreign exchange rates which reduced second quarter industrial sales by $6.2 million.

Gross profit increased $8.5 million and gross profit margin increased by 3.1 percentage points in the second quarter of fiscal 1997 versus the second quarter of fiscal 1996. The increases in gross profit and gross profit margin were principally the result of cost reductions generated by the European manufacturing / rationalization process, the incremental U.S. lead integration benefit associated with the August 1995 acquisition of Schuylkill Metals, and North American and European selling price increases, offset by higher lead costs in Europe.

Selling, general and administrative expenses decreased $3.4 million, or 3.2% in the fiscal quarter ended September 29, 1996 versus the comparable period in fiscal 1996, primarily due to the closure of certain facilities in Europe associated with the European rationalization / consolidation strategy.

Operating income increased $11.9 million, or 29.9%, primarily as a result of the matters discussed above.

Interest expense increased $0.5 million, or 1.7%, primarily due to foreign exchange rates.

Other income / expense, net was $1.0 million loss for the fiscal quarter ended September 29, 1996 versus $8.3 million income for the comparable period in fiscal 1996. This $9.3 million change principally relates to a $1.7 million currency loss in fiscal 1997 (versus a $8.3 million currency gain in fiscal
1996), a $0.6 million higher loss on the sales of receivables (due to a larger facility arrangement), offset by the absence of a loss associated with certain European subsidiaries which were formerly accounted for under the equity method (which are now fully consolidated).

Net income increased $1.4 million, primarily as a result of the matters discussed above.


Six months ended September 29, 1996 compared with the six months ended October 1, 1995.

Net sales increased $82.2 million, or 7.7%, to $1,143.4 million in the first six months of fiscal 1997 compared with fiscal 1996. The increase was principally attributable to the inclusion of CEAc for the entire six months of fiscal 1997, as compared to only four months in fiscal 1996. Industrial battery sales (included above) for the six months ended September 29, 1996 were $324.3 million versus $258.2 million for the six months ended October 1, 1995. This increase is also primarily attributed to the inclusion of CEAc for the entire six months of fiscal 1997. See Note 2 to the Company's condensed consolidated financial statements appearing elsewhere herein.

Gross profit increased $48.5 million and gross profit margin increased by 2.7 percentage points in the first six months of fiscal 1997 versus the first six months of fiscal 1996. The increases in gross profit and gross profit margin were principally the result of the inclusion of CEAc for the entire six months of fiscal 1997, cost reductions generated by the European manufacturing rationalization / consolidation process, the incremental U.S. lead integration benefit associated with the August 1995 acquisition of Schuylkill Metals, and North American and European selling price increases, offset by higher lead costs in Europe.

Selling, general and administrative expenses increased $27.6 million, or 14.5% in the six months ended September 29, 1996 versus the comparable period in fiscal 1996, primarily due to the inclusion of CEAc for the entire six months of fiscal 1997.

Operating income increased $20.9 million, or 47.0%, primarily as a result of the matters discussed above.

Interest expense increased $6.1 million, or 11.1%, primarily as result of the interest cost attributable to the financing of the CEAc acquisition and the incremental expense related to the inclusion of CEAc for the entire six months of fiscal 1997, offset by lower borrowing levels in Europe associated with reduced working capital levels related to the rationalization / consolidation process.

Other income / expense, net was $0.6 million loss for the six months ended September 29, 1996 versus $6.1 million income for the comparable period in fiscal 1996. This $6.7 million change principally relates to a $1.3 million currency loss in fiscal 1997 (versus a $ 7.9 million currency gain in fiscal
1996), a $1.2 million higher loss on the sales of receivables (due to a larger facility arrangement), offset by a small gain on the sale of certain assets related to the Company's battery separator product line, and the absence of a loss associated with certain European subsidiaries which were formerly accounted for under the equity method (which are now fully consolidated).

Net income increased $5.0 million, primarily as a result of the matters discussed above.

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

Funds provided by operations were $9.0 million for the six months ended September 29, 1996 and funds used were $44.2 million for the six months ended October 1, 1995, respectively. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. In the next several years, the Company will continue to complete the closure of various European plants which will necessitate cash payments for severance, etc. While the Company believes that a large portion of its cash requirements for its European plant consolidation activities will be generated from operations, it has substantial liquidity and capital resources through its European Facilities Agreement and also has substantial borrowing availability under its U.S. Credit Agreement.

The Company's capital expenditures were $49.5 million and $51.6 million in the six months ended September 29, 1996 and October 1, 1995, respectively. The U.S. Credit Agreement and the European Facilities Agreement restrict the amount of capital expenditures which may be made by the Company and its subsidiaries. The Company believes that these restrictions will not impede the Company's capital spending plans and that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit agreements.

As of September 29, 1996, the Company had utilized $28.9 million of its U.S. Credit Agreement (including $10.9 million for letters of credit), and $441.6 million was outstanding under the European Facilities Agreement, including letters of credit.

Obligations under the U.S. Credit Agreement and the European Facilities Agreement bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Company has two interest rate collar agreements and an interest rate swap agreement which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreements effectively limit the LIBOR base interest rate on $100.0 million of borrowings under the U.S. Credit and European Facilities Agreements to no more than 8% through December 30, 1997. If interest rates fall below certain levels, the Company is required to make payments to the counterparties under the agreements. The Company also has an interest rate swap agreement which effectively fixes LIBOR interest rates on $50 million at 6.2% through May 16,1997. See Note 6 to the Company's condensed consolidated financial statements appearing elsewhere herein.

As of September 29, 1996, the Company had $125.8 million available under its U.S. Credit Agreement. Effective September 30, 1996 the maximum capacity was reduced to $150 million subject to certain limitations based on eligible receivables and inventory. As of September 29, 1996, the Company's European and Canadian operations had borrowing availability of approximately $65 million. See
Note 6 to the Company's condensed consolidated financial statements appearing elsewhere herein.

As of September 29, 1996, the Company has significant NOL carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and European taxable income.

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                    EXIDE CORPORATION

  Date:  November 13, 1996              By:  /s/ Alan E. Gauthier
       -----------------------             -----------------------
                                             Alan E. Gauthier
                                             Executive Vice President,
                                             Chief Financial Officer
                                             (Authorized Signatory)