Form 10-Q
period 1996-12-29
EXIDE CORP
filed 1997-02-12
CIK 813781

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                For the fiscal quarter ended December 29, 1996

                       Commission File Number 1 - 11263

                                EXIDE CORPORATION
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                         23-0552730
-------------------------------------                  -------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

    1400 N. Woodward Ave., Bloomfield Hills, Michigan           48304
-----------------------------------------------------  -------------------------
          (Address of principal executive offices)            (Zip Code)

                                (810) 258-0080
          ---------------------------------------------------------
             (Registrant's telephone number, including area code)

      Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X            No
                           ----             ----
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

         As of February 11, 1997, 20,969,174 shares of common stock were outstanding.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION
-------------------------------------

Item 1.  Financial Statements (unaudited except for March 31, 1996
            Consolidated Balance Sheet).

               -   Condensed Consolidated Balance Sheets --
                    December 29, 1996 and March 31, 1996.

               -   Condensed Consolidated Statements of Operations --
                    for the three and nine months ended December 29, 1996 and December 31, 1995.

               -   Consolidated Statements of Cash Flows --
                    for the nine months ended December 29, 1996 and December 31, 1995.

               -   Notes to Condensed Consolidated Financial Statements --
                    December 29, 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.



PART II.        OTHER INFORMATION
---------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 6.  Selected Financial Data

         6 (a).  Exhibits filed with this report.
                 Exhibit 11.1 - Computation of Per Share Earnings
                 Exhibit 27 - Financial Data Schedules


SIGNATURE
---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per-share data)


                                                                      December 29,        March 31,
                                                                         1996                1996
                                                                     ------------         ----------
ASSETS
------
CURRENT ASSETS:
     Cash and cash equivalents                                       $   39,921         $    47,259
     Receivables, net of allowance for doubtful
          accounts of $42,573 and $45,350                               681,032             600,329
     Inventories                                                        524,673             595,161
     Prepaid expenses and other                                          22,584              28,612
     Deferred income taxes                                               18,857              20,672
                                                                     ----------         -----------
            Total current assets                                      1,287,067           1,292,033
                                                                     ----------         -----------

PROPERTY, PLANT AND EQUIPMENT                                           825,100             798,767
     Less- Accumulated depreciation                                    (278,547)           (220,045)
                                                                     ----------         -----------
            Total property, plant and equipment, net                    546,553             578,722
                                                                     ----------         -----------


OTHER ASSETS:

     Goodwill,net                                                       646,194             673,045
     Investments in affiliates                                           25,721              24,446
     Deferred financing costs, net                                       29,502              33,412
     Deferred income taxes                                               51,497              66,747
     Other                                                               32,240              43,024
                                                                     ----------         -----------
                                                                        785,154             840,674
                                                                     ----------         -----------

            Total assets                                             $2,618,774         $ 2,711,429
                                                                     ==========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Short-term borrowings                                           $   16,982         $     8,310
     Current maturities of long-term debt                                30,023              30,477
     Accounts payable, trade and other                                  246,804             279,225
     Accrued expenses                                                   314,695             369,598
                                                                     ----------         -----------
            Total current liabilities                                   608,504             687,610
                                                                     ----------         -----------


LONG-TERM DEBT                                                        1,308,203           1,301,238
                                                                     ----------         -----------

OTHER NONCURRENT LIABILITIES                                            237,405             254,531
                                                                     ----------         -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                        20,777              28,650
                                                                     ----------         -----------

STOCKHOLDERS' EQUITY

     Common stock, $.01 par value 60,000,000
          and 30,000,000 shares authorized;
          20,901,148 and 20,893,693 shares
          issued and outstanding                                            209                 209
     Additional paid-in capital                                         491,106             490,919
     Accumulated deficit                                                (10,597)            (36,121)
     Notes receivable-stock award plan                                   (1,696)             (1,696)
     Unearned compensation                                                 (564)               (710)
     Minimum pension liability adjustment                                (5,956)             (5,956)
     Cumulative translation adjustment                                  (28,617)             (7,245)
                                                                     ----------         -----------
            Total stockholders' equity                                  443,885             439,400
                                                                     ----------         -----------

            Total liabilities and stockholders' equity               $2,618,774         $ 2,711,429
                                                                     ==========         ===========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS(Unaudited)
            (Amounts in thousands, except share and per-share data)


                                                For the Three Months Ended            For the Nine Months Ended
                                             --------------------------------      -------------------------------
                                              December 29,     December 31,         December 29,     December 31,
                                                 1996             1995                 1996             1995
                                             -----------      -----------          -----------      -----------
NET SALES                                   $    677,544     $    719,929         $  1,820,967     $  1,781,156

COST OF SALES                                    508,839          535,559            1,369,083        1,362,134
                                             -----------      -----------          -----------      -----------

               Gross profit                      168,705          184,370              451,884          419,022
                                             -----------      -----------          -----------      -----------
OPERATING EXPENSES:

     Selling, marketing  and advertising          68,052           77,465              212,932          197,903
     General and administrative                   34,656           38,439              107,592          108,196
                                             -----------      -----------          -----------      -----------
                                                 102,708          115,904              320,524          306,099
                                             -----------      -----------          -----------      -----------

               Operating income                   65,997           68,466              131,360          112,923
                                             -----------      -----------          -----------      -----------
OTHER (INCOME) EXPENSE:

     Interest, net                                30,794           34,463               92,251           89,779
     Other, net                                  (10,678)          (1,736)             (10,085)          (7,787)
                                             -----------      -----------          -----------      -----------
                                                  20,116           32,727               82,166           81,992
                                             -----------      -----------          -----------      -----------

               Income before income
                  taxes and minority
                  interest                        45,881           35,739               49,194           30,931


INCOME TAX PROVISION                              19,650           13,827               23,259           13,823
                                             -----------      -----------          -----------      -----------
               Income before minority
                  interest                        26,231           21,912               25,935           17,108

MINORITY INTEREST                                     26             (671)                (842)          (1,083)
                                             -----------      -----------          -----------      -----------

               Income  before extraordinary
                  loss                            26,205           22,583               26,777           18,191

EXTRAORDINARY LOSS RELATED TO EARLY
       RETIREMENT OF DEBT, net of income
       tax benefit of $5,964                       - -             (9,588)               - -             (9,588)
                                             -----------      -----------          -----------      -----------

               Net income                   $     26,205     $     12,995         $     26,777     $      8,603
                                             ===========      ===========          ===========      ===========


PRIMARY EARNINGS PER COMMON AND COMMON
     EQUIVALENT SHARE (See Note 1):

       Income before extraordinary loss     $       1.26     $       1.10         $       1.29     $       0.90
       Extraordinary loss                          - -              (0.47)               - -              (0.47)
                                             -----------      -----------          -----------      -----------
      Net income                            $       1.26     $       0.63         $       1.29     $       0.43
                                             ===========      ===========          ===========      ===========



WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON EQUIVALENT SHARES OUTSTANDING      20,834,003       20,581,684           20,829,845       20,243,809
                                             ===========      ===========          ===========      ===========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)


                                                                               For the nine months ended
                                                                             -----------------------------
                                                                              December 29,    December 31,
                                                                                  1996            1995
                                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $      26,777   $       8,603
     Adjustments to reconcile net income to net
        cash provided by (used in) operating activities -
         Depreciation and amortization                                             89,629          81,040
         Extraordinary Loss                                                           - -           9,588
         Gain on sale of business                                                  (8,624)            - -
         Deferred income taxes                                                     15,250           1,325
         Original issue discount on notes                                          14,347           7,442
         Provision for losses on accounts receivable                                  842           4,937
         Minority interest                                                           (842)         (1,083)
     Changes in assets and liabilities excluding
       effects of acquisitions -
         Receivables                                                             (103,370)        (97,396)
         Inventories                                                               50,212          62,318
         Prepaid expenses and other                                                 4,785         (17,959)
         Payables and accrued expenses                                            (79,321)        (84,340)
         Other, net                                                                 6,717          (7,338)
                                                                             ------------    ------------
             Net cash provided by (used in) operating activities                   16,402         (32,863)
                                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of certain businesses                                           (12,391)       (387,929)
     Capital expenditures                                                         (66,956)        (74,883)
     Proceeds from sale of assets                                                  37,734           4,036
                                                                             ------------    ------------
             Net cash used in investing activities                                (41,613)       (458,776)
                                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term borrowings                                   9,045         (57,017)
     Repayment of U.S. Credit Agreement borrowings                                    - -        (194,500)
     Borrowings under U.S. Credit Agreement                                        10,000          39,000
     Repayment of European term loans                                              (4,280)        (48,337)
     Borrowings under European Facilities Agreement                                17,713        (167,551)
     Borrowings under Pan-European revolver                                           - -         231,718
     Borrowings under Pan-European term loans                                         - -         198,008
     Issuance of 10% Senior Notes                                                     - -         300,000
     Issuance of senior subordinated discount convertible notes                       - -         250,577
     Repayment of Guaranteed Unsecured Loan Notes                                     - -         (35,282)
     Dividends paid                                                                (1,253)         (1,209)
     Increase (decrease) in other debt                                            (10,310)        (13,168)
     Debt issuance costs                                                           (1,311)        (18,594)
                                                                             ------------    ------------
             Net cash provided by financing activities                             19,604         483,645
                                                                             ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                                              (1,731)           (591)
                                                                             ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (7,338)         (8,585)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     47,259          63,361
                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $      39,921   $      54,776
                                                                             ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for-
          Interest (net of amount capitalized)                              $      82,873   $      80,904
          Income taxes                                                      $      12,957   $       6,873

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 29, 1996

            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)

(1)   BASIS OF PRESENTATION
---------------------------

The condensed consolidated financial statements include the accounts of Exide Corporation (the "Company") and all of its majority-owned subsidiaries. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1996 for further information.

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

Fully diluted earnings per share for the nine months ended December 29, 1996 would have been $1.38 per share and therefore, would have been antidilutive. However, due to the seasonal nature of the business, earnings for the third quarter ($1.26 per share) would be $1.13 per share on a fully diluted basis.

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)   ACQUISITIONS
------------------

In July 1996, the Company acquired the majority of the stock of Metalurgica De Cubas S.L. ("Cubas"), a secondary lead smelter located near Madrid, Spain, for approximately $7,500. In November 1996, the remaining stock was purchased for approximately $3,200. The acquisition was accounted for as a purchase and the results of Cubas' operations are included in the Company's consolidated statement of operations effective July 1, 1996. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. This acquisition resulted in goodwill of approximately $7,300.

In May 1995, the Company acquired 99.7% of the outstanding stock of Compagnie Europeene d' Accumulateurs S.A. ("CEAc") for approximately $425,000 in cash ($553,500 less assumed debt of $131,900 plus interest from March 31, 1995 of $3,400). Subsequent open market purchases of CEAc stock have increased the ownership to 100%. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Included in the liabilities was $79,000 related to severance benefits to be paid to certain employees who have been or will be terminated as a result of the Company's European consolidation and targeted plant closings. Through December 29, 1996,

$20,628 of severance benefits have been paid. Remaining expenditures are expected to occur over the next several years as the Company is required to comply with the European Union and other applicable regulations. In accordance with Emerging Issues Task Force Issue No. 87-11 ("EITF 87-11"), in fiscal 1996 reserves of $12,000 were established for the expected 12-month operating losses attributable to certain manufacturing and distribution facilities acquired that have been identified for closure and sale. All of such reserves have been utilized.

This acquisition was accounted for as a purchase and the results of CEAc's operations are included in the Company's consolidated statement of operations effective June 1, 1995. CEAc, which is headquartered in France, is one of the largest SLI battery producers and the largest industrial battery manufacturer in Europe, with operations primarily in France, Italy and Germany.

In January 1996, the Company acquired the remaining 25% minority interest in a subsidiary of CEAc, in exchange for 350,000 shares of the Company's common stock valued at $17,238. The holder of such shares will receive additional Exide shares in March 1997 should they realize less than a predefined price upon sale of such shares.

In April 1996, the Company acquired 14.4% of the remaining 15.6% minority interest in a subsidiary of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for $3,562.

On August 31, 1995, the Company acquired Schuylkill Holdings, Inc. ("SHI") through a merger, and purchased all of SHI's stock options and subordinated notes from various holders. The Company acquired the secured debt of SHI's operating subsidiary, Schuylkill Metals Corporation, the owner of two lead smelters from Heller Financial, Inc. The Company paid $2,000 in cash for SHI's stock, options and notes; for the secured debt, it issued 593,210 shares of its common stock valued at $31,000, paid $3,700 in cash and issued a contingent note, the value of which will be based on market lead prices. Under the terms of the purchase agreement, the Company is required to make additional payments to Heller in fiscal 2000 if lead prices for the four-and- one-half year period subsequent to the acquisition date reach defined levels. Based on the significant increase in lead prices during fiscal 1996, in the fourth quarter of fiscal 1996, the Company increased goodwill by $10,000. The purchase price was allocated primarily to receivables, inventories and fixed assets and resulted in $22,000 of goodwill.

The following summarized unaudited pro forma consolidated results of operations for the nine months ended December 31, 1995 illustrate the estimated effects of the CEAc and SHI acquisitions and the fiscal 1996 financing (see Note 6), as if the transactions were consummated as of April 1, 1995.

       Net sales                         $ 1,913,180
                                          ==========

       Income before extraordinary item  $    11,981
                                          ==========

       Net income                        $     2,393
                                          ==========

         Pro forma earnings per common
            and common equivalent share:

            Income before extraordinary item    $     0.57
                                                 =========

            Net income                          $     0.11
                                                 =========

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


(3)  INVENTORIES
----------------

Inventories as of December 29, 1996 and March 31, 1996, are as follows:

                                     December 29,     March 31,
                                          1996           1996
                                     ------------  -------------
         Raw materials              $     112,971  $     138,809

         Work-in-process                   76,044         94,340

         Finished goods                   335,658        362,012
                                     ------------   ------------

                                    $     524,673  $     595,161
                                     ============   ============

At December 29, 1996 and March 31,1996, inventories valued by the LIFO method were approximately 31% and 29% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $507,606 and $578,094 at December 29, 1996 and March 31, 1996, respectively. The carrying amount of inventories on a LIFO basis exceeds replacement cost. LIFO inventories reflect the fair value of inventories as of August 31, 1989, when all of the outstanding common shares of the Company were acquired in a leverage buyout, as inventories subsequently produced cost less to manufacture. The Company believes that no write-down of the carrying amount of inventories to replacement cost is necessary, as no loss will be realized upon their final sale.


(4)  SALE OF ASSETS
-------------------

On June 28, 1996, the Company sold certain assets related to its battery separator division of Evanite Fiber Corporation ("Evanite") for $13,000 in cash. The gain on this transaction was not material.

On December 27, 1996, the Company sold substantially all of the remaining net assets of Evanite for approximately $23,000 (subject to final adjustments) and recorded a gain of approximately $8,600, which is included in Other Income in the accompanying consolidated statement of operations.

(5)  SHORT-TERM BORROWINGS
--------------------------

At December 29, 1996 and March 31, 1996, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's foreign subsidiaries. These borrowings are secured by receivables, inventories or property. These facilities, which are typically for one year renewable terms, generally bear interest at the current market rates plus up to 1%. As of December 29, 1996 and March 31, 1996, the weighted average interest rate on these borrowings was 10.5% and 10.9%, respectively.


(6)  LONG-TERM DEBT
-------------------

Following is a summary of the Company's long-term debt at December 29, 1996 and March 31, 1996:

                                                     December 29,      March 31,
                                                         1996            1996
                                                     ------------      ---------
U.S. Credit Agreement borrowings primarily at
   LIBOR plus 2.5% at December 29, 1996
   (8.1%)                                           $      10,000     $       --

10% Senior Notes, due April 15, 2005                      300,000        300,000

10.75% Senior Notes, due December 15, 2002                150,000        150,000

12.25% Senior Subordinated Deferred Coupon
   Debentures, due December 15, 2004                       98,163         89,856

2.90% Senior Subordinated Convertible Notes
   due December 15, 2005                                  296,164        290,124

European Facilities Agreement, borrowings
   primarily at LIBOR plus 1.5% (ranging from 4.9%
   to 8.7% at December 29, 1996 and ranging from
   5.6% to 10.9% at March 31, 1996)                       433,694        436,940

European Term Loans at 8.1% at December 29,
   1996 and at rates ranging from 7.6% to 10.1% at
   March 31, 1996                                           7,741         12,021

Other, primarily capital lease obligations at
   interest rates ranging from 4.8% to 11.2% due in
   installments through 2005                               42,464         52,774
                                                     ------------      ---------

                                                        1,338,226      1,331,715

Less - Current maturities                                  30,023         30,477
                                                     ------------      ---------

                                                    $   1,308,203     $1,301,238
                                                     ============      =========

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

On November 30, 1995, the Company entered into a Pan-European, multicurrency, multiborrower credit facility ("European Facilities Agreement"). The facility contains a Tranche A term loan in the amount of 236,000 French francs (U.S. $45,000), a Tranche B term loan in the amount of 930,000 French francs (U.S. $178,000), and a revolving facility of 1,403,000 French francs (U.S. $268,000). The Tranche A term loan matures on November 30, 2000 and the Tranche B term loan matures on November 30, 2002. Both term loans require semiannual principal payments throughout their terms. The revolving facility expires on September 30, 2002. Substantially all of the Company's European bank debt, including indebtedness under the former European Facilities Agreement that was utilized to finance a portion of the CEAc acquisition, was refinanced with this European Facilities Agreement.

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

North America
-------------

The Company has been advised by the U.S. Environmental Protection Agency ("EPA") that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 54 federally defined Superfund or state equivalent sites. At 27 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and which are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, which share is based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below. Because the Company's liability under such statutes may, as a technical matter, be imposed on a joint and several basis, the Company's liability may not necessarily be based on volumetric allocations and could be greater than the Company's estimates. Management believes, however, that its PRP status at these Superfund sites will not have a material adverse effect on the Company's business or financial condition because, based on the Company's experience, it is reasonable to expect that liability will be roughly proportionate to its volumetric contribution of waste to the sites.

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

During December 1996, the Company settled an environmental impairment claim with one of its insurers and received approximately $16,000 in cash. This settlement, which was reflected in Cost of Sales, offset certain legal and other costs which the Company incurred in fiscal 1997, as well as the elimination of $7,000 of deferred legal fees incurred in fiscal 1996. The Company continues to be engaged in litigation with certain of its other insurers relative to its right to collect for environmental impairment.

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of December 29, 1996, the amount of such reserves on the Company's balance sheet was $27,869. Of this total amount, $20,588 was included in "Other Noncurrent Liabilities."

Because environmental liabilities are not accrued until the liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves, and therefore, additional earnings charges are possible.

Europe
-----------

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

(8)  COMMITMENTS AND CONTINGENCIES
----------------------------------

In August 1996, a Portland, Oregon jury found that the Company infringed a patent relating to a device for inserting battery plates into battery separators, and awarded damages of $5,000. The jury found that the Company's alleged infringement was not intentional nor deliberate. The court entered its final judgment on January 15, 1997 for damages and pre-judgment interest in the amount of $5,456. The Company's counsel continues to believe that the jury verdict was erroneous, and the Company has filed post-verdict motions for judgment in favor of the Company as a matter of law, which are now pending before the court. If necessary, an appeal will be vigorously pursued by the Company. Counsel also believes that the patent at issue is not infringed, is invalid and unenforceable and the Company's prospects for ultimately prevailing are good. The Company plans to vigorously pursue all available options to correct this situation. After consultation with legal counsel, management does not believe the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations.

The Company is now or recently has been involved in several related lawsuits pending in state and federal courts in Alabama, North Carolina and South Carolina. These actions contain allegations that the Company sold old or used batteries as new batteries. One action that had been certified as a class action was later decertified by the Alabama Supreme Court and has now been dismissed. The remaining actions seek compensatory and punitive damages and, in one case, injunctive relief. The Company disputes the material legal claims in these matters and intends to vigorously defend itself.

The Company is involved in various other claims and litigation incidental to conduct of its business. Based on consultation with legal counsel, management does not believe that any claims or litigation to which it is a party will have a material adverse effect on the Company's financial condition or results of operations.

The Company has various purchase commitments for materials, supplies and other items incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

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


Results of Operations

Three months ended December 29, 1996 compared with the three months ended December 31, 1995.

Net sales decreased $42.4 million, or 5.9%, to $677.5 million in the third quarter of fiscal 1997 compared with fiscal 1996. The decrease was principally attributable to the impact of changes in foreign exchange rates ($25.0 million) and lower automotive and industrial sales volume offset principally by price increases. Industrial battery sales (included above) for the quarter ended December 29, 1996 were $183.7 million versus $195.7 million for the quarter ended December 31, 1995.

Gross profit decreased $15.7 million and gross profit margin decreased by 0.7 percentage points in the third quarter of fiscal 1997 versus the third quarter of fiscal 1996. The decrease in gross profit and gross profit margin were principally attributable to lower sales volume (discussed above), higher lead costs and the effect of changes in foreign exchange rates offset by the benefits associated with the European manufacturing rationalization / consolidation process and higher selling prices both in North America and Europe.

Operating expenses decreased $13.2 million, or 11.4% in the fiscal quarter ended December 29, 1996 versus the comparable period in fiscal 1996, primarily due to the closure of certain facilities in Europe associated with the European rationalization / consolidation strategy, the impact of changes in foreign exchange rates and restructuring actions taken last year in North America.

Operating income decreased $2.5 million, or 3.6%, primarily as a result of the matters discussed above.

Interest expense decreased $3.7 million, or 10.6%, primarily due to lower European interest rates.

Other income / expense, net was $10.7 million income for the fiscal quarter ended December 29, 1996 versus $1.7 million income for the comparable period in fiscal 1996. This $9.0 million change principally relates to a $8.6 million gain on the sale of Evanite, a $3.6 million currency gain in fiscal 1997 (versus a $1.6 million currency gain in fiscal 1996) and a $0.5 million higher loss on the sales of receivables (due to a larger facility arrangement).

Net income increased $13.2 million, primarily as a result of the matters discussed above, and the recognition of a $9.6 million extraordinary loss in fiscal 1996 related to the early retirement of debt.

Nine months ended December 29, 1996 compared with the nine months ended December 31, 1995.

Net sales increased $39.8 million, or 2.2%, to $1,821.0 million in the first nine months of fiscal 1997 compared with fiscal 1996. The increase was principally attributable to the inclusion of CEAc for the entire nine months of fiscal 1997, as compared to only seven months in fiscal 1996 ($103.0 million) offset by the impact of changes in foreign exchange rates ($55.0 million). Industrial battery sales (included above) for the nine months ended December 29, 1996 were $508.1 million versus $453.8 million for the nine months ended December 31, 1995. This increase is also primarily attributed to the inclusion of CEAc for the entire nine months of fiscal 1997. See Note 2 to the Company's condensed consolidated financial statements appearing elsewhere herein.

Gross profit increased $32.9 million and gross profit margin increased by 1.3 percentage points in the first nine months of fiscal 1997 versus the first nine months of fiscal 1996. The increases in gross profit and gross profit margin were principally the result of the inclusion of CEAc for the entire nine months of fiscal 1997 ($29.0 million), cost reductions generated by the European manufacturing rationalization / consolidation process, and North American and European selling price increases, offset by the impact of foreign exchange rates ($16.0 million) and higher lead costs ($11.0 million).

Operating expenses increased $14.4 million, or 4.7% in the nine months ended December 29, 1996 versus the comparable period in fiscal 1996, primarily due to the inclusion of CEAc for the entire nine months of fiscal 1997 ($37.0 million), the impact of foreign exchange rates ($12.0 million), the closure of certain facilities in Europe associated with the European consolidation strategy and restructuring actions in North America.

Operating income increased $18.4 million, or 16.3%, primarily as a result of the matters discussed above.

Interest expense increased $2.5 million, or 2.8%, primarily as result of the interest cost attributable to the financing of the CEAc acquisition and the incremental expense related to the inclusion of CEAc for the entire nine months of fiscal 1997, offset by lower European interest rates and borrowing levels associated with reduced working capital levels related to the rationalization / consolidation process.

Other income / expense, net was $10.1 million income for the nine months ended December 29, 1996 versus $7.8 million income for the comparable period in fiscal 1996. This $2.3 million change principally relates to the $8.6 million gain on the sale of Evanite, a $2.3 million currency gain in fiscal 1997 (versus a $9.5 million currency gain in fiscal 1996), a $1.7 million higher loss on the sales of receivables (due to a larger facility arrangement), offset by the absence of a $2.5 million loss associated with certain European subsidiaries which were formerly accounted for under the equity method (which are now fully consolidated).

Net income increased $18.2 million, primarily as a result of the matters discussed above and the recognition of a $9.6 million extraordinary loss in fiscal 1996 related to the early retirement of debt.

Liquidity and Capital Resources


The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs, obligations on its indebtedness and capital expenditures. In addition, the Company has paid cash dividends of $0.02 per share on the common stock in each completed quarter following its public offering.

Historically, the Company has met these liquidity requirements through cash flow generated from operating activities and with borrowed funds and the proceeds of sales of accounts receivable. The Company is party to a U.S. receivables purchase agreement under which the other party has committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million. Due to the seasonal demands of the battery industry, the Company builds inventory in advance of the typically stronger selling periods during the fall and winter. The Company's greatest cash demands from operations occur during the months of July through November.

Funds provided by operations were $16.4 million for the nine months ended December 29, 1996 and funds used were $32.9 million for the nine months ended December 31, 1995, respectively. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. In the next several years, the Company will continue to complete the closure of various European plants which will necessitate cash payments for severance, etc. While the Company believes that a large portion of its cash requirements for its European plant consolidation activities will be generated from operations, it has substantial borrowing capacity under its U.S. Credit Agreement and its European Facilities Agreement.

The Company's capital expenditures were $67.0 million and $74.9 million in the nine months ended December 29, 1996 and December 31, 1995, respectively. The U.S. Credit Agreement and the European Facilities Agreement restrict the amount of capital expenditures which may be made by the Company and its subsidiaries. The Company believes that these restrictions will not impede the Company's capital spending plans and that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit agreements.

As of December 29, 1996, the Company had utilized $20.1 million of its U.S. Credit Agreement (including $10.1 million for letters of credit), and $443.7 million was outstanding under the European Facilities Agreement, including letters of credit.

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

As of December 29, 1996, the Company had $128.3 million available under its U.S. Credit Agreement. Effective September 30, 1996 under terms of the U.S. Credit Agreement, the maximum capacity was reduced to $150 million subject to certain limitations based on eligible receivables and inventory. As of December 29, 1996, the Company's European and Canadian operations had borrowing availability of approximately $50.0 million. See Note 6 to the Company's condensed consolidated financial statements appearing elsewhere herein.

As of December 29, 1996, the Company has significant NOL carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future European and U.S. taxable income.

                                   SIGNATURE
                                   ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.







                                      EXIDE CORPORATION

   Date:  February 12, 1997              By:  /s/ Alan E. Gauthier
        ---------------------               --------------------------
                                            Alan E. Gauthier
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Authorized Signatory)