Form 10-K
period 1997-03-31
EXIDE CORP
filed 1997-06-30
CIK 813781

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                             _____________________

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended       March 31, 1997
                            ----------------------
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from   ___________ to __________
Commission file Number 1-11263

                               Exide Corporation
            (Exact name of registrant as specified in its charter)

              Delaware                                    23-0552730
  (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)

     1400 N. Woodward Avenue
    Bloomfield Hills, Michigan                             48304
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (248) 258-0080
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                            which registered
          -------------------                        ------------------------
      Common Stock, $.01 par value                   New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 . Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 1997 was approximately $396,000,000.

 . 21,336,067 outstanding shares of the Registrant's common stock as of June 26, 1997.

                     (DOCUMENTS INCORPORATED BY REFERENCE)

Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held August 12, 1997, are incorporated into Part III of this report.

================================================================================

                               EXIDE CORPORATION

                               TABLE OF CONTENTS




                                                                  Page
                                                                  ----
PART I
  Item 1       Business                                              1
  Item 2       Properties                                           16
  Item 3       Legal Proceedings                                    18
  Item 4       Submission of Matters to a Vote of Security Holders  19

PART II
  Item 5       Market for Registrant's Common Equity and Related
                Stockholder Matters                                 20
  Item 6       Selected Financial Data                              21
  Item 7       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 22
  Item 8       Financial Statements and Supplementary Data          28
  Item 9       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                 29

PART III
  Item 10      Directors and Executive Officers of the Registrant   29
  Item 11      Executive Compensation                               29
  Item 12      Description of Capital Stock                         29
  Item 13      Certain Relationships and Related Transactions       30

PART IV
  Item 14      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K                                            30

SIGNATURES                                                          32

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES           F-1

                               EXIDE CORPORATION

PART I

Item 1.  Business

(a)  General Development of Business

     The Company is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888 by Thomas A Edison. The principal executive offices of the Company are located at 1400 North Woodard Avenue, Bloomfield Hills, Michigan 48304, telephone number (248) 258-0080.

     Exide Corporation (together with its subsidiaries, "Exide" or the "Company") is the leading manufacturer and marketer of starting, lighting and ignition ("SLI") batteries in the world. During 1994 and 1995 through its acquisitions of B.I.G. Batteries Group Limited ("BIG"), Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") and Compagnie Europeenne d'Accumulateurs S.A. ("CEAc"), as well as its assumption of the customers of Gemala Battery Company Limited ("Gemala Battery"), the Company became Europe's largest producer and marketer of SLI batteries and industrial batteries.


                       Rationalization and Consolidation

     The Company is currently implementing a comprehensive overall European rationalization and consolidation strategy with respect to its recent European acquisitions. The Company plans to lower fixed and variable production costs through plant closings, thereby increasing capacity utilization at the remaining plants, shifting production to lower cost areas and reducing overhead. In conjunction with its plant closings, the Company continues to rationalize its distribution system, reducing the number of warehouses and improving its delivery systems. In addition, the Company is rationalizing its product range, significantly reducing the number of stockkeeping units and improving inventory management. The Company anticipates that this consolidation will produce significant cost savings. Exide is also rationalizing its SLI battery brand strategy in Europe and will concentrate its sales and marketing efforts on its strongest brands, including Exide, Tudor, Fulmen, Sonnenschein and Hagen Batterie.

     The Company's strategy will reduce its total number of automotive and industrial battery manufacturing facilities in Europe from 30 as of June 30, 1995 to 12 by the year 2000. To date, the Company has not experienced any significant labor problems in its restructuring program.

     The Company plans to continue rationalizing its manufacturing and production facilities in North America as well. The Company has closed four manufacturing facilities in North America within the last two fiscal years.


                                 North America

     Exide and its affiliates have a unit market share in SLI batteries of approximately 39% in the United States and Canada, based on information provided by an industry trade association. The Company believes that it is the lowest cost major producer in its North American markets.

     The Company has realized significant cost savings through consolidations of operations, particularly after it doubled its size by acquiring General Battery Corporation in 1987, the installation of more efficient equipment and processes and continued vertical integration. The Company's relatively high level of vertical integration, through lead smelting, plastics reprocessing and separator production, reduces the effects on Exide of changes in the market prices of raw materials and can result in substantial raw material cost savings. In August 1995 the Company acquired Schuylkill Holdings, Inc. ("Schuylkill"), a U.S. company that operates two secondary lead smelters. Exide continues to increase production at its Bristol, Tennessee battery manufacturing facility, which the Company intends to be similar to its Salina, Kansas plant, which the Company believes is the highest volume and one of the lowest cost automotive battery plants in the world.

     For the fiscal year ended March 31, 1997, Exide's North American operations accounted for approximately 37% of Exide's consolidated net sales.


                                    Europe

     Exide targeted the European market as an attractive opportunity because it is the largest battery market outside of North America and because the Company believes that its experience with rationalization and consolidation of manufacturing and distribution operations can be successfully applied in Europe. The Company believes the battery manufacturing industry in Europe is undergoing rationalization and consolidation activity similar to that which has occurred in the United States over the last twenty years. The key components of the Company's European strategy include maintaining or improving (i) strong market shares, (ii) broad geographic coverage, (iii) low production costs, (iv) distribution systems, (v) strong customer relationships and (vi) experienced management.

     In implementing this strategy, the Company acquired two European battery manufacturers in 1994 and one in 1995. In May 1995, the Company acquired 99.7% of the stock of CEAc (subsequently increased to 100%), one of the largest SLI producers and the largest industrial battery manufacturer in Europe, for approximately $425.0 million in cash. In October 1994, Exide acquired for approximately $229.0 million 89.4% (subsequently increased to 95.8%) of the outstanding capital stock and 25% of the convertible bonds of Tudor, headquartered in Madrid, Spain, which was the third largest lead acid battery producer in Western Europe. In March 1994, the Company acquired BIG, an SLI battery manufacturer based in Wales, for approximately $35.0 million. In addition, in September 1994, the Company assumed the customers of, and began to temporarily operate the facilities of, Gemala Battery, a battery producer based in England. In exchange, the owner of Gemala Battery received an 18.5% interest in the combined operations of BIG and

Gemala Battery.

     Exide is the leading manufacturer and marketer of SLI and industrial batteries in Europe with major market presence in most European countries. The Company believes it is one of the lowest cost, highest quality suppliers of SLI and industrial batteries in Europe. SLI batteries and industrial batteries accounted for approximately 52% and 43%, respectively, of the net sales of Exide's European operations for the fiscal year ended March 31, 1997. Approximately 70% of all automotive batteries sold in Europe are sold in the aftermarket and approximately 71% of the automotive battery net sales of Exide's operations in Europe during fiscal 1997 were of automotive replacement batteries. Exide also produces SLI batteries for the European original equipment manufacturing ("OEM") market. The Company plans to focus its SLI battery marketing efforts on certain of its strong brands. As in the automotive market, the Company's industrial battery brands, including Exide, Hagen Batterie, Tudor, Fulmen, Sonnenschein, Chloride Motive Power, Magneti Marelli and BIG, are well recognized in their markets.

     The Company's European operations are vertically integrated (although to a lesser extent than its North American operations), with four secondary lead smelters in Europe. The Company supplies a large part of its own European needs for plastic components.

     For the fiscal year ended March 31, 1997, Exide's European operations accounted for approximately 63% of Exide's consolidated net sales.


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

                                   Products

     SLI Batteries. SLI batteries for the automotive aftermarket and the OEM market represented 67% of consolidated revenues of Exide for the fiscal year ended March 31, 1997. In the United States and Canada, Exide has the most complete line of automotive batteries, and the Company has introduced numerous new products, including batteries for superior performance in hot and cold climates, such as the Exide Heat Guard battery, the first climatized battery, Exide maintenance-free batteries that require no watering and have an extended shelf life and the Exide 911 Emergency Vehicle Battery that employs patented technology to provide the high performance required for emergency vehicles. In addition, the Company has introduced a sealed recombinant battery in Europe, which the Company believes will present a significant opportunity as it has a longer shelf life and is the first battery sealed in such a manner that allows the battery to be relocated from the engine to the passenger compartment of the vehicle.

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

     Industrial Batteries. Sales of industrial batteries represented 27% of consolidated revenues of Exide for the fiscal year ended March 31, 1997. Exide is the largest manufacturer and marketer in Europe of industrial batteries. Standby (also known as "stationary") batteries are used primarily in telecommunications, as well as electric installations, security and emergency systems, such as for airports and hospitals, and uninterruptible power systems. Exide is one of Europe's leading suppliers of submarine batteries and its customers include the navies of Norway, Israel, Turkey, Sweden, Greece, Germany and Spain. Exide's European operations have developed the Dry Safe line of maintenance-free standby batteries, an improvement over existing sealed batteries. Traction batteries are used to drive electric vehicles such as forklifts and mine locomotives. The traction battery market is divided into the OEM market, comprised of the manufacturers of electric vehicles, and the replacement market, which includes large users of electric vehicles as well as OEM dealer networks.

     In 1991 Exide sold its North American industrial battery product line to Yuasa-Exide, Inc. ("YEI"), an entity in which the Company has a 13.5% interest. YEI, which is a leading manufacturer of industrial batteries in North America, supplies the Company with motorcycle batteries built to Exide's specifications.

     Other Products. Sales of products other than SLI and industrial batteries represented 6% of consolidated revenues of Exide for the fiscal year ended March 31, 1997. The Company also produces battery chargers and has expanded its presence in the North American automotive market by adding its Speed Clip line of battery related accessories and wheel weights and its Sure Start line of remanufactured starters and alternators. Its European operations also manufacture and market other products such as battery chargers and accessories, plastic components and nickel-cadmium and lithium batteries.


                             Markets and Marketing

     North America. Over 80% of all automotive batteries sold in the United States and Canada are sold in the aftermarket, which is the Company's principal market. The aftermarket is influenced more by the age and number of vehicles in service than new production levels and tends to be less cyclical than the OEM market. In April 1994, Sears Roebuck and Co. ("Sears"), one of the largest retailers of SLI batteries in the United States, selected the Company as the primary supplier of its batteries, including the Die Hard brand and in June 1997, the relationship was expanded. The Company is now the principal battery supplier to Sears and affiliated companies including Sears Auto Centers, Sears Hardware and the new NTB National Tire and Battery stores. Exide is the leading supplier for most of the 20 largest battery retailers in the United States, including Sears, NAPA Distribution Centers, Kmart Corp., CSK Inc., Paccar and The Pep Boys-Manny, Moe & Jack. The Company also produces SLI batteries for the OEM market in North America. Customers include Chrysler Corporation, for whom the Company is the primary battery supplier, as well as John Deere, E-Z-GO, Ford New Holland, Mitsubishi Motor Manufacturing Company, NAVISTAR and others.

     Current management, which is led by Arthur M. Hawkins, Chairman, President and Chief Executive Officer, who joined Exide in 1985, has transformed the Company into a marketing-driven business by developing a new customer base focused on leading mass-merchandisers, auto supply chains and wholesalers and introducing merchandise displays, innovative packing and programs to assist customers in marketing and inventory management. To support and expand this customer base, Exide has expanded its Company-owned distribution system from 12 wholesale branch outlets in 1985 to approximately 130 today. These outlets, which distribute Exide batteries to both large accounts and local dealers and other small volume customers, also allow Exide to collect used batteries for recycling in the Company's lead smelters as part of its recycling program aimed at reducing costs and protecting the environment. In addition, in recent years the Company has introduced several new products including an advanced line of maintenance-free batteries and an emergency vehicle battery. The Company, which markets its products under various trademarks including Exide, Willard and Prestolite, has strengthened its brand recognition through promotional activities, including sponsoring a NASCAR Winston Cup racing team. The Company also produces and markets, under license from NASCAR, the Exide NASCAR Select line of batteries and remanufactured starters and alternators. A 1992 Marketing Research Institute study that surveyed 20,000 households showed that the Exide brand had the second highest level of battery brand recognition in the United States.

     Europe. The Company's European revenues are diversified across many

European countries. Approximately 52% of the sales of Exide's European operations in fiscal 1997 were of SLI batteries. The Company has a leading position in the aftermarket in most European countries. Exide's replacement SLI battery brands include Fulmen, Sonnenschein, Tudor, Hagen Batterie, LYAC Power, SONNAK, Anker, BIG and Exide. In addition to the markets in which it has a direct presence through manufacturing subsidiaries, the Company markets batteries in and exports batteries to approximately 50 other countries.

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

     The Company has the leading market share in industrial batteries in western Europe. The Company's standby batteries are used for telecommunications, uninterruptible power supplies, security systems, submarines, power plants, railways and miscellaneous mobile applications (such as wheelchairs and golf carts). Major standby battery customers include telecommunications companies and European armed forces. Major traction battery customers in Europe include the electric vehicle operations of the Linde group (Still GmbH, LL Fenwicks, Fiat and Lansing), Clark and Jungheinrich, and to a wide variety of customers in the aftermarket, ranging from large industrial concerns to small warehouses. Technical expertise and assistance and customer service are more important in the industrial battery markets than in the SLI battery markets and the Company has technical service agreements with a number of its customers.

     Customers. The Company has a number of major retail and OEM customers, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales. The Company does not believe that a material part of its business is dependent upon a single customer the loss of which would have a material impact on the long-term business of the Company. However, the loss of one or more of the Company's largest customers would have a negative short-term impact on the Company's results of operations.


                             Distribution Networks

     North America. As part of its program to improve its customer base and its service to such customer base, the Company has developed a network of over 130 Company-owned wholesale distribution outlets throughout the United States and Canada that sell and distribute Exide batteries to local auto part retailers, service stations, local repair shops and other smaller volume customers as well as collect used and spent batteries for recycling in the Company-owned lead smelters. The

Company's wholesale outlet distribution system has grown to constitute the third largest distribution system of SLI batteries in the United States. The development of its wholesale outlet distribution system, which is supplemented by regional accounts, small battery wholesalers and battery specialists, has been a key component in the Company's success and has enabled the Company to provide cost effective product distribution to the Company's national accounts.

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


                       Research and Development; Quality

     In North America, Exide has increased its number of engineers from just 2 in 1985 to 68 today. This commitment to research and development has allowed the Company to introduce more new products in the last five years than the rest of the domestic SLI battery industry combined, including the NASCAR Select line featuring superior performance and durability characteristics. Exide has received over 100 new patents since 1985 and is now working on the next generation of power solutions. The Company's presence in the North American OEM markets for automobiles and commercial vehicles, particularly its close working relationship with Chrysler Corporation, helps it to remain current with technological innovations. Similarly, Exide through its European operations, devotes substantial efforts to research and development and benefits from its appointment as development supplier to several major automobile manufacturers. The Company has received the maximum research and development rating from the PSA group and similar ratings from most of the other European automobile companies it serves. For the SLI market, Exide is developing lighter batteries which will result in lower fuel consumption and recently developed a new line of very low maintenance batteries with higher starting power. With respect to industrial batteries, Exide has focused on improving efficiency and reducing maintenance.

     Exide continues to devote substantial efforts to research and development for batteries for electric cars and other vehicles. These efforts include not only research with lead acid batteries but also more exotic battery technologies such as lithium ion. The Company participated in the development of an electric vehicle which has set various speed and endurance records and was demonstrated at the 1994 Indianapolis 500. The Company is participating in electric vehicle battery research projects funded by the European Union and a consortium of battery manufacturers and by the Spanish Ministry of Industry and Energy. The Company is also running a demonstration fleet in conjunction with the Tennessee Valley Authority ("TVA").

     Exide's performance and product quality has been widely recognized by its customers. In recent years, in the United States, Exide has received the "Desert Storm" Commendation from the United States military, Carport Vendor of the Year Award, Chrysler Quality Excellence Award, Chrysler Preferred Supplier Evaluation, Ford Q1 Award, Navistar QA 7 Award, NAPA Excellence Through Performance Award, Kmart Innovation of Products and Marketing Award, Quality Stores Vendor of the Year, and the ADAP Stores Vendor of the Year. An independent testing laboratory of national repute subjected SLI batteries in the North American market to rigorous tests designed to simulate conditions that those batteries would experience in actual use. The reported results of those tests indicated that Exide's batteries were superior to the other batteries tested.

     For 1997, Exide's quality systems have achieved another milestone by being recognized for its compliance to QS-9000 standards.

     Exide's European operations have received awards for quality automotive OEM production, including the Formel Q and Most Value to Customer awards from Volkswagen, and one of the Company's batteries was chosen as the best replacement battery in France in a study conducted by Auto Plus, a French automobile magazine. In the industrial market, the Company's standby batteries have received quality approval certificates from such major telecommunications companies as the Deutsches Bundespost Telekom and from European defense organizations. Many of the Company's European facilities have been recognized for meeting ISO standards.


                   Manufacturing, Raw Materials and Suppliers

     North America. The major reasons for the Company's emergence as the low-cost producer in the United States and Canadian automotive battery industry have been the achievement of economies of scale through strategic acquisitions, the consolidation of facilities, the Company's relatively low labor costs and increased vertical integration in the areas of lead smelting, plastics and battery separators. Since 1985 and following the acquisition of General Battery in May 1987, the Company consolidated the operations of seven plants and eight distribution centers into larger, more efficient locations with lower labor costs. This has led to a significant reduction in unit costs and improved labor productivity. The Company also is a leader in developing advanced production techniques, such as continuous plate processing, statistical process control and computer-aided design and manufacturing. The Company's manufacturing plant in Salina, Kansas is the highest volume and one of the lowest cost automotive battery plants in the world. The Company continues to increase production at its manufacturing facility in Bristol, Tennessee, a modern, highly efficient battery manufacturing plant similar to the Company's Salina, Kansas facility.

     Exide believes its overall unit conversion costs (production costs other than raw materials) are significantly below the conversion costs of its major United States and Canadian competitors. These cost efficiencies result from the Company's high volume of production, emphasis on cost control and competitive labor costs. The Company's relatively high level of vertical integration reduces the effects of changes in the market prices of raw materials on production costs and, when lead market prices are higher, may result in substantial raw material cost savings. Lead is the principal raw material in the manufacture of batteries, representing approximately one-third of the cost of goods sold. The Company can obtain substantially all of its lead requirements through the operation of four secondary lead smelters, which reclaim lead by recycling spent lead-acid batteries. Prior to its acquisition of two such smelters in August 1995 through its purchase of Schuylkill, the Company was purchasing a larger portion of its lead requirements, making the cost of its batteries more sensitive to lead price changes. The Company obtains batteries for recycling from its customers and through its wholesale distribution outlet system. Exide obtains the balance of its lead from a number of suppliers. The Company believes it has a significant competitive advantage from its in-house lead smelting and from back hauling of spent batteries for recycling through its distribution network and wholesale distribution outlets. When lead market prices decline, the Company's lead cost advantage from vertical integration can be reduced or eliminated. Because Exide adjusts its pricing to a substantial number of customers pursuant to a formula based on a published price of lead, if market prices were to decline below the Company's lead production cost for an extended period of time, the Company could be forced to obtain more of its requirements from third parties.

     The Company also produces most of its U.S. plastic molding requirements utilizing plastic obtained through in-house reclamation of spent battery cases as part of its recycling program.

     Other key raw materials and components in the production of batteries include separators, lead oxide and chemicals, all of which are generally available from multiple sources. The Company currently produces substantially all of its North

American requirements of battery separators. The Company has not experienced any material stoppage or slowdown in production as a result of the unavailability, or delays in the availability, of raw materials.

     Europe. The Company operates manufacturing plants in France, Italy, Spain, Portugal, Germany, the United Kingdom and elsewhere in Europe. Through CEAc's investment in Turkey and its acquisition in Poland, and Tudor's investment in India, the Company has a presence in Eastern Europe and Asia as well.

     Exide has four secondary lead smelters in Europe that supply approximately 32% of its lead requirements (with a plan to bring that figure to 50% by the year 2000). The Company's European operations are affected by changes in lead prices more than its North American operations because European operations are less vertically integrated and do not always have the benefit of contract provisions that automatically pass lead price increases through to customers to the extent of the North American business. Major investments have been made in these plants in recent years to improve lead treatment and recycling processes. The Company produces most of its own plastic components.

     The Company is implementing a cohesive overall European rationalization and consolidation strategy with respect to its European acquisitions. The Company is in the process of lowering fixed and variable production costs through plant closings, thereby increasing capacity utilization at the remaining plants, shifting production to lower cost areas and reducing overhead. In conjunction with its plant closings, the Company is rationalizing its distribution system, reducing the number of warehouses and improving its delivery systems. In addition, the Company is reducing administrative expenses by eliminating duplicate functions and services and plans to rationalize its product range, significantly reducing the number of stockkeeping units and improving inventory management. The Company anticipates that this consolidation and rationalization will produce significant cost savings.


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

     Europe. The SLI and industrial battery markets are very competitive and competition intensified as a result of reduced demand due to the recent European recession. As in the North American SLI and industrial battery market, European manufacturers compete primarily on the basis of price, quality, service, warranty period and timeliness of delivery. The excess capacity in the industry and competition and increased pressure for cost reduction from large customers in both the SLI and industrial battery markets have resulted in declining prices in previous years. However, during fiscal 1997, this trend has been reversed due to significantly higher lead costs. Currency fluctuations among the European countries can have considerable competitive effects. Among Exide's competitors in Europe are VB Autobatterie GmbH ("Varta/Bosch"), Hawker Batteries, Fiamm, Delco Remy, Autosil, Hoppecke, Yuasa and Matsushita.

                                    Backlog

     The Company does not have a material amount of backlog orders.

                                   Employees

     North America. As of March 31, 1997, the Company employed approximately 1,550 salaried employees and approximately 4,480 hourly employees in North America. Approximately 43% of such salaried employees are engaged in sales, service and marketing and approximately 45% in manufacturing and engineering. Approximately 31% of its hourly employees are represented by unions. Relations with the unions are generally good. Contracts covering approximately 721 and 494 of the Company's union employees expire in fiscal 1998 and 1999, respectively, and the remainder thereafter.

     Europe. As of March 31, 1997, the Company employed approximately 3,523 salaried employees and approximately 6,261 hourly employees in Europe. Approximately 17% of such salaried employees are engaged in sales, service and marketing and approximately 63% in manufacturing and engineering. The Company's hourly employees are generally represented by unions. Relations with the unions are generally good. Contracts covering the Company's European union employees expire on various dates through 1999.

                             Trademarks and Patents

     The Company owns or has a license to use various trademarks which are of value in the conduct of its business. Illustrative of the licenses the Company enters into is a recent agreement with the National Association for Stock Car Auto Racing, Inc. ("NASCAR(C)") pursuant to which Exide has the exclusive rights to market batteries and related accessories bearing the NASCAR name and logo. The Company has launched a program to market a line of very high quality batteries and accessories bearing the name NASCAR Select. The initial market acceptance of these products is most encouraging. While the Company believes such trademarks and trade names enhance the brand recognition of its products and therefore are important to its business, the Company also believes that its products, engineering skills, reputation for quality and relationships with its customers are equally important for the maintenance and growth of its business. An unaffiliated firm has rights to the Exide mark in approximately 37 foreign countries. In addition, Exide Electronics Group, Inc., an unaffiliated company, is licensed to use the Exide name on certain devices.

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

     The Company has been advised by the EPA and various state agencies that it is a PRP under CERCLA or similar state laws at 54 federally defined Superfund or state equivalent sites. At 31 of these sites, the Company has either paid or is in the process of paying its share of liability. Other than the sites specifically discussed below, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRP's that have been identified and which are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, which share is based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

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

     The Company has greater than 50% liability at only one Superfund site.
The

Company recently paid its share at another site where it was a primary PRP, discussed below. Other than these sites, the Company's volumetric contribution exceeds 5% at only five Superfund sites at which the Company's share of liability has not been paid as of March 31, 1997. The current volumetric contribution at these five sites averages 12.8%. At all other sites, the Company's volumetric contribution is currently estimated to be less than 5% of the total waste at the site. However, in some instances the Company's volumetric share of the waste at a site is not the sole determinant of the Company's share of the remediation costs because some PRPs are unable to fund their allotted share and the shortfall is divided among the viable PRPs. Management believes, however, that its PRP status at these Superfund sites will not have a material adverse effect on the Company's business or financial condition because, based on the Company's experience, it is reasonable to expect that the liability will be roughly proportionate to its volumetric contribution of waste to the site.

     The Brown's Battery site, located in Pennsylvania, was operated by third party owners in the 1960's and early 1970's. EPA completed its study of this site and issued a final Record of Decision ("ROD") in 1992. The ROD provides two alternative remedies, one which employs an innovative technology advocated by the Company which has not yet been used for lead remediation on a production volume basis, and one which employs a tested and accepted stabilization technology. EPA sued the Company and the District Court held the Company liable for the site cleanup. To avoid additional litigation expense, the Company signed a consent decree to remediate the site with EPA and paid $3.0 million of EPA's $6.5 million past costs.

     The Company was the primary PRP at the Wortham Lead Salvage State Superfund Site, located in Mabank, Texas, another site that was owned and operated by third parties. The Company remediated the Wortham site at a cost of $.4 million. The Company has completed the field work in the first quarter of fiscal 1998 and is awaiting final approval from the Texas Natural Resources Conservation Commission. No significant future costs are expected for this site.

     The Company is also involved in the assessment and remediation of various other properties, including certain Company owned or operated facilities. Such assessment and remedial work is being conducted pursuant to a number of state, federal and provincial environmental laws and with varying degrees of involvement by state, federal and provincial authorities. Where reasonably estimable, the costs of such projects have been accrued in reserves established by the Company, as discussed further below. In addition, certain environmental matters concerning the Company are pending with regulatory agencies.

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

     Pursuant to a refinancing, the Company agreed with a former holder of its preferred stock which had sold the Company a portion of its business to provide certain environmental management services relating to twelve landfills and other sites not operated by the Company at which lead contamination by such businesses and others is alleged and to indemnify such holder from certain potential environmental liabilities relating to such sites. The Company established an additional environmental reserve of $6.0 million with respect to this liability, which the Company believes is adequate.

     The Company has established reserves for onsite and offsite environmental remediation costs and believes that such reserves are adequate. These reserves consist of amounts accrued for active Company facilities, closed facilities, and specifically for 11 of the Superfund sites. Because environmental liabilities are not accrued until liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

     In 1993, the CNA Insurance Companies ("CNA") filed a declaratory judgement action in the Superior Court of Delaware, in Wilmington, Delaware. In the lawsuit, Continental Casualty Company, et al. v. General Battery Corporation, et al., (the "CNA Action") CNA sought to have the court determine that CNA owed no duty to defend or reimburse General Battery Corporation, Dixie Metals Company and certain other Exide subsidiaries for costs of defending environmental actions against those companies and for response costs, property damage and bodily injury claims arising from environmental conditions allegedly caused, suffered or allowed by those companies. In addition to suing the Company, the CNA Action named Northwest Industries, Fruit of the Loom and over 75 other insurance companies as defendants.

     The Company has reached settlements with all but one of its insurers with respect to the Company's environmental liabilities. The Company does not currently maintain environmental impairment liability insurance in light of the unavailability of meaningful coverage and the prohibitive cost of obtaining even limited coverage.

     The Company has taken an active role in addressing environmental issues associated with its business and has a staff of more than 70, not including consultants, focusing on environmental, safety and health matters. The Company maintains numerous permits with the EPA, various state agencies and provincial regulatory authorities which allow the Company to transport, store and recycle spent lead acid batteries, lead-bearing hazardous wastes and certain other hazardous wastes in the United States.

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

     Europe. With regard to its overseas operations, the Company is subject to numerous environmental, health and safety requirements and is exposed to differing degrees of liabilities and compliance costs arising from its past and current manufacturing and recycling activities. The laws and regulations applicable to such activities differ from country to country and also substantially differ from United States laws and regulations. Except as disclosed herein, the Company believes, based upon reports from its foreign subsidiaries and/or independent qualified opinions, that it is in substantial compliance with all material environmental, health and safety requirements in each country. The Company believes it has adequate reserves for environmental remediation costs in Europe. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Future Environmental Developments."

     Certain facilities in France, Poland and Spain are not in compliance with certain limits contained in air and wastewater treatment discharge permits. In every case, the Company is working cooperatively with appropriate authorities to come into compliance. It is possible that the Company could be subject to fines or penalties with regard to these violations, although management believes any such fines/penalties will not be material. The cost to upgrade the facilities to attain compliance is not expected to be material. The subject violations are not expected to interfere with continued operations in the subject facilities.

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

     The Company expects that its overseas operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country. In addition, accelerated consolidation of Exide's European operations could increase its expenditures. See Note 13 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.


(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales

     See Note 17 of Notes to the Company's Consolidated Financial Statements appearing elsewhere herein.


Item 2. Properties

     The chart below lists the location of the principal facilities of the Company. All of the facilities are owned unless otherwise indicated. In North America, all of such owned properties and the leases for the leased properties are subject to liens under the Credit Agreement. The leases for leased facilities expire at various dates through 2015. In addition to these properties, Tudor holds a portfolio of undeveloped land totaling approximately 39 acres of which it divests portions from time to time.


                                    Approximate
    Location                      Square Footage                          Use
--------------------          ---------------------          --------------------------------
North America:
 Auburn Hills, MI                 5,000   (leased)           OEM Engineering and Sales
 Baton Rouge, LA                176,000                      Secondary Lead Smelting
 Bloomfield Hills, MI            10,000   (leased)           Executive Offices
 Bristol, TN                    120,000   (leased)           Automotive Accessory Manufacturing
 Bristol, TN                    510,000   (leased)           Battery Manufacturing
 Burlington, IA                 189,000                      Battery Manufacturing
 Cannon Hollow, MO              120,000                      Secondary Lead Smelting
 Cooper, TX                      30,000   (leased)           Starter and Alternator Manufacturing
 Corydon, IN                    161,000                      Separator Manufacturing
 Drummondville,                  72,000                      Distribution Center
  Quebec, Canada
 Frankfort, IN                  211,000                      Distribution Center
 Hamburg, PA                     30,000                      Distribution Center
 Indianapolis, IN               135,000                      Starter and Alternator Manufacturing
 Lampeter, PA                    82,000                      Battery Plastics Manufacturing
 Logansport, IN                 197,000                      Battery Manufacturing
 Manchester, IA                 240,000                      Battery Manufacturing
 Maple, Ontario, Canada         169,000                      Distribution and Administration
 Muncie, IN                     174,000                      Secondary Lead Smelting


                                   Approximate
    Location                     Square Footage                           Use
-------------------           --------------------           -------------------------------
 North Bay, Ontario,           30,000                        Battery Charger Manufacturing
  Canada
 Reading, PA                   72,000                        Engineering and Research and
                                                             Development
 Reading, PA                  125,000                        Secondary Lead Smelting and Poly
                                                             Reprocess
 Reading, PA                   15,000  (leased)              Technical Center
 Reading, PA                  135,000                        Administrative Offices
 Reading, PA                  280,000                        Battery Manufacturing
 Reading, PA                   77,000                        Distribution Center
 Salina, KS                   260,000   (leased)             Battery Manufacturing
 Salina, KS                   100,000                        Distribution Center
 Sumner, WA                    56,000   (leased)             Distribution Center
Europe and Other:
 Florival, Belgium            290,000                        Distribution Center
 Herlev, Denmark               15,000                        Executive Offices
 Witham Essex, England         20,000   (leased)             Executive Offices
 Bristol, England               5,000                        Warehouse
 Over Hulton, England         279,000                        Industrial Battery Manufacturing
 Vantaa, Finland              133,000   (leased)             Administration
 Auxerre, France              176,000                        SLI Battery Manufacturing
 Gennevilliers, France         55,000                        Executive Offices
 Nanterre, France             169,000                        SLI Battery Manufacturing
 Nimes, France                120,000                        SLI Battery Manufacturing
 Perrone, France               96,000                        Battery Plastics Manufacturing
 Pont Ste Maxence,             71,000                        Secondary Lead Smelting
  France
 Vierzon, France              174,000                        Industrial Battery Manufacturing
 Budingen, Germany            258,000                        Industrial Battery Manufacturing
 Budingen, Germany             15,000                        Lithium Cells Manufacturing
 Kassel, Germany              212,000                        Distribution Center
 Soest, Germany               386,000                        Industrial Battery Manufacturing
 Weiden, Germany              208,000                        Industrial Battery Manufacturing
 Schimitari, Greece            69,000                        SLI Battery Manufacturing
 Maarssen, Holland             26,000                        Executive Offices
 Vlaardingen, Holland          51,000                        Industrial Battery Assembly
 Avellino, Italy               35,000                        Lids and Containers Manufacturing
 Bergamo, Italy               203,000                        Lids, Containers and Separators Manufacturing
 Casalnuovo, Italy            483,000                        Industrial Battery Manufacturing
 Fumane, Italy                 65,000                        SLI Battery Manufacturing
 Romano Di Lombardia,         266,000   (leased)             SLI Battery Manufacturing
  Italy
 Horten, Norway               108,000   (leased)             Industrial Battery Manufacturing


                                   Approximate
     Location                    Square Footage                          Use
-------------------           --------------------           -------------------------------
 Poznan, Poland (five)        887,000                        SLI Battery Manufacturing
 Castanheira, Portugal        471,000                        SLI and Industrial Battery Manufacturing
 Ilhavo, Portugal              54,000                        Manual Tools Manufacturing
 Azambuja (Sonalur),           21,000                        Secondary Lead Smelting
  Portugal
 Azambuja (Azai),              21,000                        Lids and Containers Manufacturing
  Portugal
 Lisbon, Portugal              12,000                        Executive Offices
 Cubas, Spain                 323,000                        Secondary Lead Smelting
 Azuqueca de Henares,         434,000                        SLI Battery Manufacturing and Research
  Spain
 Torrejon de Ardoz,            54,000                        Industrial Battery and NiCad Manufacturing
  Spain
 Loeches, Spain                12,000   (leased)             Traction Chargers Manufacturing
 Malpica, Zaragoza,           213,000                        SLI Battery Manufacturing
  Spain
 S. Esteban de Gormaz,         63,000                        Secondary Lead Smelting
  Spain
 Madrid, Spain                 38,000   (leased)             Executive Offices
 Zaragoza, Spain              248,000                        Industrial Battery Manufacturing
 Nol, Sweden                  447,000                        SLI and Industrial Battery Manufacturing
 Izmir, Turkey                 64,000                        SLI Battery Manufacturing
 Cwmbran, Wales               105,000                        Executive Offices and SLI Battery Manufacturing

     In addition, the Company temporarily operates an SLI battery manufacturing facility in Dagenham, England, which includes some executive offices. The Company also leases distribution outlets in Europe.

     The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet its present needs and future plans.


Item 3.  Legal Proceedings

     In August 1996, a Portland, Oregon jury found that the Company infringed a patent relating to a device for inserting battery plates into battery separators, and awarded damages of $5.0 million. Later, the Court, acting on the jury's verdict, entered a judgment against Exide for $5.5 million. On April 28, 1997, the Court denied Exide's post-trial motions relating to the judgment. On May 16, 1997, Exide filed its Notice of Appeal. On May 21, 1997, plaintiffs filed a cross appeal. Exide, following consultation with its independent patent counsel, intends to vigorously prosecute the appeal. Management and legal counsel remain confident that the jury verdict and the court's judgment relating to the patent asserted at trial will be reversed and that the cross appeal is without merit and, therefore, shall be rejected. Exide anticipates receiving a decision on the appeal some time during the first quarter of 1998.

     The Company is now or recently has been involved in several related lawsuits pending in state and federal courts in Alabama, North Carolina and South Carolina. These actions contain allegations that the Company sold old or used batteries as new batteries. One action that had been certified as a class action was later decertified by the Alabama Supreme Court and has now been dismissed. In another action, the judge directed a verdict in favor of the Company following presentation of the plaintiff's evidence. That case is now on appeal. The remaining actions seek compensatory and punitive damages and, in one case, injunctive relief. The Company disputes the material legal claims in these matters and intends to vigorously defend itself.

     The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims or litigation to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations. In the fourth quarter of fiscal 1996, the Company paid $5.6 million as a result of an unfavorable verdict from the U.S. Court of Appeals in a patent infringement matter. Such amount was recorded as Other Expense (Income), net.


Item 4.  Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     The Common Stock is listed and traded on the New York Stock Exchange under the symbol EX. The reported range of the high and low prices of the Common Stock on the New York Stock Exchange Composite Tape and dividends paid are shown in the following table for the periods indicated.



                                Sales Prices        Quarterly
                             ------------------         Cash
                               High       Low       Dividends
                             -------    -------    -----------
                                                   (per share)
Fiscal 1996:
  First Quarter              $44-1/2    $29-1/2       $0.02
  Second Quarter              53-7/8     42-1/2        0.02
  Third Quarter               50         41-1/4        0.02
  Fourth Quarter              51-1/8     23-1/4        0.02
Fiscal 1997:
  First Quarter              $30-1/4    $18-7/8       $0.02
  Second Quarter              28-1/2     22-1/2        0.02
  Third Quarter               28-7/8     22-5/8        0.02
  Fourth Quarter              25-1/2     16            0.02


     At June 26, 1997 the reported last sale price of the stock was $ 21-9/16. As of May 30, 1997, there were 546 record holders of Common Stock.

Item 6. Selected Financial Data (In thousands, except per-share data):

                                                                Fiscal Year Ended March 31
                                    --------------------------------------------------------------------------------
                                      1993            1994             1995              1996                1997
                                    --------        --------        ----------         ----------         ----------
Income Statement Data:
Net sales                           $578,755        $679,649        $1,198,546         $2,342,616         $2,333,230
Gross profit                         131,021         161,003           264,018            558,354            595,276
Operating expenses                    83,851          99,245           199,856            429,131            453,798
Operating income                      47,170          61,758            64,162            129,223            141,478
Interest expense, net                 35,261          33,150            52,565            120,600            118,837
Income taxes                           3,400          10,794             5,160              6,300             14,732
Income before extraordinary loss
 and cumulative effect of
 accounting change                     5,153          17,217             4,491                939             18,992
Extraordinary loss                   (10,363)/(1)/        --            (3,597)/(2)/       (9,600)/(3)/       (2,767)/(4)/
Cumulative effect of accounting
 change/(5)/                              --         (12,711)               --                 --                 --
Net income (loss)                     (5,210)          4,506               894             (8,661)            16,225
Preferred dividends                    4,996              --                --                 --                 --
Net income (loss) applicable to
 common stock                        (10,206)          4,506               894             (8,661)            16,225
Net income (loss) per common and
 common equivalent share               (1.22)           0.41              0.06              (0.42)              0.77

Balance sheet data (at end of
 year):
  Working capital                    132,339         153,711           395,875            598,895            630,440
  Property, plant and
    equipment, net                   136,392         181,147           423,876            578,722            521,836
  Total assets                       474,868         629,090         1,637,589          2,711,429          2,438,495
  Total debt                         305,562         291,821           645,135          1,340,025          1,289,682
Preferred stock                        6,462              --                --                 --                 --
Common stockholders' equity           45,096         164,450           413,230            439,400            371,410
Other data: EBITDA/(6)/               72,427          91,465           110,759            230,131            267,309
Ratio of earnings to fixed
 charges/(7)/                            1.2x            1.7x              1.2x               1.0x               1.2x
Capital expenditures                  20,266          47,164            61,257            106,385             84,200
Net cash provided by (used in)
 operating activities                 24,959          49,364           (69,134)            36,058             78,126
Net cash used in investing
 activities                          (21,845)        (54,859)         (322,896)          (499,830)           (61,652)
Net cash provided by (used in)
 financing activities                 (2,948)         38,701           418,314            449,473            (17,000)

(1) During fiscal 1993, the Company recorded a loss of $10,400 (net of a tax benefit of $1,900) resulting from the early extinguishment of debt in connection with the refinancing of its previously existing debt.

(2) During fiscal 1995, the Company recorded a loss of $3,600 (net of a tax benefit of $2,300) resulting from the early retirement of the former U.S. Credit Agreement in connection with entering a new U.S. Credit Agreement.

(3) During fiscal 1996, the Company recorded a loss of $9,600 (net of a tax benefit of $6,000) from the early retirement of debt under the U.S. Credit Agreement.

(4) During fiscal 1977, the Company recorded a loss of $2,800 with no income tax effect resulting from a modification of debt in connection with entering into a series of bond swap agreements for $38,000 (principal amount) of its 10% and 10.75% Senior Notes.

(5) Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") #106 which resulted in a charge of $12,700 with no income tax effect because of the uncertainty of deductibility at that time.

(6) Represents earnings before interest, taxes, depreciation of property, plant and equipment, amortization of goodwill and equity in earnings of joint ventures. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(7) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes and equity in earnings of joint ventures plus fixed charges (excluding capitalized interest) and dividends from joint ventures. Fixed charges consist of interest expense, amortization of debt expense, capitalized interest, and one-third of rent expense, representative of the interest factor.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

                                    General
                                    -------

The mild winters of 1995-1996 and 1996-1997 had a substantial adverse effect on the Company's results of operations for fiscal 1996 and 1997. See "Seasonality and Weather."

The Company through its European acquisitions is exposed to foreign currency risk in most Western European countries, principally France, Spain, Germany, Italy and the U.K. The Company does not have material operations in countries whose economies can be classified as hyper-inflationary. Movements of exchange rates vis-a-vis the U.S. dollar can result in both unrealized and realized exchange gains or losses. In some instances gains in one currency may be offset by losses in another as all currencies may not move in unison vis-a-vis the U.S. dollar. Because it is not possible to forecast future movements in foreign exchange rates it is the policy of the Company to reduce foreign currency risk by balancing net foreign currency positions where possible. During the fourth quarter of fiscal 1997 total stockholders' equity decreased by $61.0 million due to foreign currency translation adjustments associated with the weakening of foreign currencies relative to the U.S. dollar.

Results of Operations

Year Ended March 31, 1997 Compared with Year Ended March 31, 1996

     Net sales decreased less than 1% ($9.4 million) to $2,333.2 million in fiscal 1997 from $2,342.6 million in fiscal 1996. This net decrease principally represents the adverse impact of changes in foreign exchange rates versus the U.S. dollar ($93.0 million) and lower automotive and non-battery sales ($87.0 million), offset by the incremental effect related to the inclusion of CEAc for the entire twelve months of fiscal 1997 (ten months in fiscal 1996) of $123.0 million and higher selling prices in North America and Europe of approximately $50.0 million. Industrial battery sales (included above) for fiscal year 1997 were $631.1 million versus $613.6 million in fiscal 1996. This increase is also primarily attributed to the inclusion of CEAc for the entire twelve months of fiscal 1997 offset by the adverse impact of foreign exchange rates. See Note 2 to the Company's Consolidated Financial Statements appearing elsewhere herein.

     Gross profit increased $36.9 million (6.6%) and gross profit margin increased by 1.7 percentage points in fiscal 1997 versus 1996. The increases in gross profit and gross profit margin were principally the result of the inclusion of CEAc for the entire twelve months of fiscal 1997 ($29.0 million), cost reductions generated by the European manufacturing rationalization/ consolidation process, and North American and European selling price increases, offset by higher lead costs ($36.0 million), the adverse impact of foreign exchange rates ($25.0 million) and the margin associated with the decline in automotive and non-battery revenues.

     Operating expenses increased $24.7 million, or 5.7% in fiscal 1997 versus 1996, primarily due to the inclusion of CEAc for the entire twelve months of fiscal 1997 ($33.9 million), offset by the impact of foreign exchange rates ($16.0 million).

     Operating income increased $12.3 million, or 9.5%, primarily as a result of the matters discussed above.

     Interest expense decreased $1.8 million, or 1.5% primarily due to lower European interest rates and borrowing levels associated with reduced working capital levels related to the rationalization/consolidation process, offset by the incremental interest cost attributable to the inclusion of CEAc for the entire twelve months of fiscal 1997.

     Other expense (income), net was $12.4 million income for fiscal 1997 versus $1.8 million expense for fiscal 1996. This $14.2 million change principally relates to the $8.3 million gain on the sale of Evanite and the absence of a $5.5 million judgement (recognized in fiscal 1996) related to a patent infringement claim, offset by a $1.7 million higher loss on the sales of receivables (due to a larger facility arrangement).

     Income before income taxes, minority interest and extraordinary loss increased $28.3 million primarily as a result of the matters discussed above.

     Provision for income taxes increased $8.4 million due to the higher level of earnings.

     Net income increased $24.9 million, primarily as a result of the matters discussed above and a $6.8 million reduction from fiscal 1996 to 1997 in the extraordinary loss related to the early retirement of debt.

Year Ended March 31, 1996 Compared with Year Ended March 31, 1995

     Net sales increased $1,144.1 million , or 95.5% to $2,342.6 million in fiscal year 1996 compared with fiscal 1995. The sales increase was principally attributable to the inclusion of CEAc since June 1995 ($749.8 million) and the incremental effect related to the inclusion of Tudor for the entire twelve months of fiscal 1996 (six months in fiscal 1995) of $275.5 million. Sales in fiscal 1996 were also favorably impacted by shipments to Sears Roebuck and Co., which was a significant new customer added late in the second quarter of fiscal 1995, growth of the Company's business in the U.K. (net sales increased $17.4 million) and the inclusion of Evanite, a battery separator manufacturer, with net sales of $40.7 million, a February 1995 acquisition. Industrial battery sales (included above) for fiscal year 1996 were $613.6 million versus $130.1 million in fiscal year 1995. See Note 2 to the Company's Consolidated Financial Statements appearing elsewhere herein. Gross profit increased $294.3 million while the gross profit margin increased by 1.8 percentage points in fiscal 1996 versus 1995. The increase in gross profit was principally the result of the inclusion of CEAc ($232.9 million) and the incremental effect related to the inclusion of Tudor for the entire twelve months of fiscal 1996 (six months in fiscal 1995) of $85.1 million. The Company's gross profit margin increased due to higher gross margins in Europe, partially offset by higher lead costs and usage.

     Operating expenses increased $229.3 million, or 114.7%, compared to fiscal year 1995, primarily due to the inclusion of CEAc ($160.6 million), and the full year impact of Tudor ($53.3 million), for a combined $213.9 million of the increase. Additional increases resulted from the inclusion of Evanite ($4.0 million), and expenses related to the growth in the U.K. business ($7.2 million).

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

     Income before extraordinary loss was $3.6 million lower in fiscal 1996 compared with fiscal 1995. The extraordinary loss of $9.6 million in fiscal 1996 is related to the writeoff of unamortized deferred financing costs associated with the early extinguishment of debt. In fiscal 1995, the Company incurred a $3.6 million writeoff of a similar nature. See Note 5 to the Company's Consolidated Financial Statements appearing elsewhere herein.

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

Liquidity and Capital Resources

     The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs, obligations on its indebtedness and capital expenditures. In addition, the Company has paid cash dividends of $.02 per share on the common stock in each completed quarter following its initial public offering. Historically, the Company has met these liquidity requirements through cash flows generated from operating activities and with borrowed funds and the proceeds of sales of accounts receivable. The Company is party to a U.S. receivables purchase agreement under which the other party has committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million. Due to the seasonal demands of the battery industry, the Company builds inventory in advance of the typically stronger selling periods during the fall and winter. The Company's greatest cash demands from operations occur during the months of June through October. During fiscal 1998 and beyond the Company also expects to meet its liquidity requirements in the same manner.

     Funds generated (used) from operations were $(69.1) million, $36.1 million and $78.1 million in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. During fiscal 1997, improved operating profitability and a reduction in working capital requirements were mostly responsible for the additional funds generated. Offsetting this was the use of cash for the Company's European restructuring activities, which require large amounts of cash for severance associated with plant closures. During fiscal 1997, the Company closed three plants in Europe and one plant in the U.S. All of this is part of the Company's long-term strategy of reducing its manufacturing and distribution cost structure, especially in Europe. In the next several years, the Company will continue to complete the closure of various European plants which will necessitate cash payments for severance, etc. While the Company believes that a large portion of its cash requirements for its European plant consolidation activities will be generated from operations, it has substantial liquidity and capital resources through its European Facilities Agreement, discussed below, and also has substantial borrowing availability under its U.S. Credit Agreement.

     The Company's capital expenditures were $61.3 million in fiscal 1995, $106.4 million in fiscal 1996 and $84.2 million in fiscal 1997. Capital expenditures increased over 1995 levels in fiscal 1996 and 1997 principally due to the European acquisition and Schuylkill Metals in fiscal 1996 and on-going European capital expenditures in Europe in fiscal 1997. The U.S. Credit Agreement and the European Facilities Agreement restrict the amount of capital expenditures which may be made by the Company and its subsidiaries. See Note 5 to the Company's Consolidated Financial Statements appearing elsewhere herein. However, the Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit agreements.

    On November 30, 1995, the Company entered into a Pan-European, multicurrency, multiborrower credit facility ("European Facilities Agreement"). The facility contains a Tranche A term loan in the amount of 236 million French francs (U.S. $41.8 million), a Tranche B term loan in the amount of 930 million French francs (U.S. $164.9 million), and a revolving facility of 1,403 million French francs (U.S. $248.7 million). The Tranche A term loan matures on November 30, 2000, and the Tranche B term loan matures on November 30, 2002. Both term loans require semiannual principal payments throughout their terms. The revolving facility expires on September 30, 2002. Substantially all of the Company's European bank debt, including indebtedness under the former European Facilities Agreement that was utilized to finance a portion of the CEAc acquisition, was refinanced with this European Facilities Agreement.

     As of March 31, 1997, the Company had $25.0 million outstanding on its U.S. Credit Agreement, including letters of credit, and $367.8 million was outstanding under the European Facilities Agreement, including letters of credit. Obligations under the U.S. Credit Agreement and the European Facilities Agreement bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Company has two interest rate collar agreements and an interest rate swap agreement which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreements effectively limit the LIBOR base interest rate on $100.0 million of borrowings under the U.S. Credit and European Facilities Agreements to no more than 8% through December 30, 1997. If interest rates fall below certain levels, Exide is required to make payments to the counterparties under the agreements. The Company also had an interest rate swap agreement which effectively fixed LIBOR interest rates on $50.0 million at 6.2% through May 16, 1997. Additionally, effective March 29, 1997, the Company entered into two interest rate collar agreements which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. The agreements effectively limit the MIBOR base interest rate on 11 billion Spanish peseta (U.S.$77.1 million) of borrowings and the PIBOR base interest rate on 575 million French franc (U.S.$101.9 million) of borrowings under the European Facilities Agreement to no more than 7.5% and 6%, respectively, and no less than 3.5% and 2%, respectively. Additionally, the Company entered into a series of bond swap agreements which effectively converted $38.0 million (principal amount) of the 10% and 10 3/4% Senior Notes into a variable LIBOR interest rate through December 15, 1999 and April 15, 2000. The Company has the right to terminate the $38.0 million bond swap agreements at any time before maturity. See Note 5 to the Company's Consolidated Financial Statements appearing elsewhere herein.

     As of March 31, 1997 the Company had $175.1 million available under its U.S. Credit Agreement. Effective March 1997, the maximum capacity was increased to $200.0 million, of which $50.0 million is reserved for a Tranche D variable rate term loan which will mature on June 15, 2001. As of March 31, 1997, the Company's European and Canadian operations had borrowing availability of approximately $81.5 million. See Note 5 to the Company's Consolidated Financial Statements appearing elsewhere herein.

     Subsequent to March 31, 1997, the Company announced several financing arrangements. On May 7, 1997, the Company redeemed $108.1 million (face value) of its outstanding 12.25% Zero-Coupon Bonds for $104.1 million. The Company financed the tender offer through borrowings under the U.S. Credit Agreement, $50 million of which was from the new $50 million Tranche D variable rate term loan and the balance was financed with borrowings from the revolver. On April 23, 1997, the Company issued 175 million Deutsche mark (U.S. $103.0 million) 9 1/8% Senior Notes due on April 15, 2004. The Company used the funds to repay indebtedness under the European Facilities Agreement.

     Additionally, the Company's planned acquisition of DETA (see Note 18 to the Company's Consolidated Financial Statements appearing elsewhere herein) will effectively be financed through the European Facilities Agreement.

     The Company believes it has adequate reserves for offsite and onsite environmental remediation costs. See "Business-Environmental, Health and Safety

Matters" and "Future Environmental Developments."

     As of March 31, 1997, the Company has significant NOL carryforwards in Europe and in the United States which may be available, subject to certain restrictions, to offset future U.S. and European taxable income. See Note 10 to the Company's Consolidated Financial Statements appearing elsewhere herein.


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


Item 8.  Financial Statements and Supplementary Data.

     See Index to Consolidated Financial Statements and Schedule at page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


PART III

Item 10.  Directors and Executive Officers of the Registrant

     The biographical information under the heading Election of Directors in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 12, 1997, is hereby incorporated by reference.

     In addition to the executive officers named in the biographical section, Messrs. George J. Tinker and William J. Rankin are executive officers.

     Mr. Tinker (age 52) was appointed Chief Executive Officer of Exide's European Operations in June of 1995. Since joining Exide in March 1994, he has been Chief Executive Officer of Euro Exide Corporation Limited. Prior to joining Exide, he was a Divisional and Main Board Director of the Ross Group Plc and prior to that he was the Chief Executive Officer of the Stellar Group. In May 1997, Mr. Tinker resigned following completion of his agreed upon assignments relating to the consolidation of the Company's European acquisitions. He will continue to work as a consultant with the Company focusing on customer and industry relations.

     Mr. Rankin (age 59), Executive Vice President of the Company, has been primarily responsible for operations since June 1987. Mr. Rankin was formerly on the Board of Directors. His prior experience was with Monroe Automotive Equipment Company where he served as Vice President of Manufacturing as well as Vice President of Product Engineering.


Item 11.  Executive Compensation

     The information under the heading Executive Compensation in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 12, 1997, is hereby incorporated by reference.


Item 12.  Description of Capital Stock

     The information under the heading Stock Ownership in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 12, 1997, is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

     The information under the heading Certain Transactions in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 12, 1997, is hereby incorporated by reference.


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

(c)  Exhibits Required by Item 601 of Regulation S-K
     See Index to Exhibits.

(d)  Financial Statement Schedules
     See Index to Consolidated Financial Statements and Schedule at page F-1.

                   CAUTIONARY STATEMENT FOR PURPOSES OF THE
                         SAFE HARBOR PROVISION OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information, this report may be deemed to contain "forward-looking" statements. The Company desires to avail itself of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the Act.

Examples of forward-looking statements include, but are not limited to (a) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure and other financial items, (b) statements of plans of and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance and (d) statements of assumptions, such as the prevailing weather conditions in the Company's market areas, underlying other statements and statements about the Company or its business.

The Company's core business, the design, manufacture and sale of lead acid batteries, and the Company's structure involves risk and uncertainty. Important factors that could affect the Company's results include, but are not limited to
(i) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (ii) the Company's substantial debt and debt service requirements which restrict the Company's operational and financial flexibility, as well as imposing significant interest and financing costs, (iii) the Company's assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (iv) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company's results because it is a major constituent in most of the Company's products, (v) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (vi) the Company's consolidation and rationalization of recently acquired European entities requires substantial management time and financial and other resources and is not without risk, and (vii) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations. Therefore, the Company cautions each reader of this report to carefully consider those factors hereinabove set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EXIDE CORPORATION

                                      By:  /s/ Arthur M. Hawkins
                                           ---------------------
                                           Arthur M. Hawkins,
                                           President Principal Executive Officer


                                      By:  /s/ Alan E. Gauthier
                                           --------------------
                                           Alan E. Gauthier
                                           Principal Financial and
                                           Accounting Officer



Date:        June 27, 1997
       -------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By:     /s/ Arthur M. Hawkins         By:       /s/ Douglas N. Pearson
     ----------------------------          ---------------------------------
     Arthur M. Hawkins, President            Douglas N. Pearson, Executive
      Chairman of the Board and            Vice President, President - North
               Director                     American Operations and Director

By:      /s/ Alan E. Gauthier         By:           /s/ Earl Dolive
     ----------------------------          ---------------------------------
     Alan E. Gauthier, Executive                      Earl Dolive
     Vice President and Director                       Director

By:      /s/ Robert H. Irwin          By:      /s/ Thomas J. Reilly, Jr.
     ---------------------------           ---------------------------------
           Robert H. Irwin                       Thomas J. Reilly, Jr.
               Director                                Director

By:      /s/ Arthur R. Taylor         By:         /s/ James T. Watson
     ----------------------------          ---------------------------------
           Arthur R. Taylor                         James T. Watson
               Director                                Director


Exhibits:
--------
 3.1   Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on
       Form S-3 (No. 333-29991).

 3.2 Restated Bylaws of the Registrant, incorporated by reference to Exhibit of same number to the 1993 Registration Statement.

 4.1 Form of Senior Note Indenture (including form of Senior Note), incorporated by reference to Exhibit 4.1 of the Registrant's Registration
       Statement on Form S-2 (No. 33-53666), as amended (the "S-2 Registration
       Statement").

 4.2   Form of Senior Subordinated Deferred Coupon Debenture Indenture
       (including form of Senior Subordinated Debenture), incorporated by reference to Exhibit 4.2 of the S-2 Registration Statement (the
       "Debenture Indenture").

 4.3   Third Supplemental Indenture, dated May 6, 1997, to the Debenture
       Indenture.

 4.4   Agreement dated as of December 7, 1992, between the Registrant and Inco
       United States, Inc., relating to the assumption of certain liabilities, incorporated by reference to Exhibit 10.30 to the S-2 Registration
       Statement.

 4.5   Registration Rights Agreement among the Registrant, Wilmington
       Securities, Inc. and certain other holders of the Registrant's Common
       Stock, incorporated by reference to Exhibit 4.14 to the 1993 Registration
       Statement.

 4.6   Registration Rights Agreement dated as of December 15, 1995 among the
       Registrant and the placement agents for the Notes issued under the Indenture filed as Exhibit 4.7.

 4.7 Indenture dated as of April 28, 1995, between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K dated June 2, 1995.

 4.8   Indenture dated as of December 15, 1995 between the Registrant and The
       Bank of New York, as trustee, incorporated by reference to Exhibit 4.7 to the 1996 Form 10-K.

 4.9   Fiscal and Paying Agency Agreement, dated April 23, 1997, by and among
       Exide Holding Europe S.A., Exide Corporation, The Bank of New York and
       Deutsche Bank Aktiengesellschaft.

10.1   Receivables Purchase Agreement, dated as of March 31, 1997, among Exide
       U.S. Funding Corporation, Three Rivers Funding Corporation and the
       Registrant.

10.2   Sale Agreement, dated March 31, 1997, between the Registrant and Exide
       U.S. Funding Corporation.


10.3   Employment Agreement dated June 15, 1985 between the Registrant and
       Arthur M. Hawkins, incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1 (No. 33-13632), as amended (the "S-1 Registration Statement").

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

10.20  EC Acquisition, Inc. 1993 Stock Award Plan, incorporated by reference to
       Exhibit 10.23 to the 1993 Registration Statement.

10.21  Exide 1993 Long Term Incentive Plan, incorporated by reference to Exhibit
       10.25 to the 1993 Registration Statement.

10.22  Agreement dated September 30, 1994, among Gemala (Isle of Man) Limited,
       PT Sapta Panji Manggala, and B.I.G. Batteries Group Limited. Deed dated
       September 30, 1994, among Euro Exide Corporation Limited, Gemala (Isle of
       Man) Limited and B.I.G. Batteries Group Limited. Master Agreement dated
       September 30, 1994 among Euro Exide Corporation Limited, Gemala (Isle of
       Man) Limited, B.I.G. Batteries Group Limited and PT Sapta Panji Manggala, incorporated by reference to Exhibit 10.24 of the December 1994
       Registration Statement.

10.23 Composite copy of the Credit Agreement (the "Credit Agreement") dated as of August 30, 1994, as amended, among the Registrant, various financial institutions, Bankers Trust Company, Bank of America National
       Trust and Savings Association and Bank of Montreal, as Agents, and
       Bankers Trust Company, as Administrative Agent incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K.

10.24  Twelfth Amendment, dated March 31, 1997, to the Credit Agreement.

10.25 Facilities Agreement dated November 30, 1995, as amended, among certain of the Registrant's subsidiaries, the banks listed for the Credit
       Agreement, Citibank International plc and other lenders.

10.26  Lease Agreement dated February 7, 1994, pertaining to the Bristol,
       Tennessee incorporated by reference to Exhibit 10.27 to the 1996 Form
       10-K.

       manufacturing facility and related amendment dated May 1995.

11.1   Statement re computation of per-share earnings.

21.1   Subsidiaries of the Registrant.

23.1   Consent of independent public accountants

27.0   Financial data schedule.

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
            -------------------------------------------------------




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                             F-3

CONSOLIDATED BALANCE SHEETS                                       F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                   F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-8

CONSOLIDATED SUPPORTING SCHEDULE FILED:

  II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES             F-35


All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Exide Corporation:

We have audited the accompanying consolidated balance sheets of Exide Corporation (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exide Corporation and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

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

Philadelphia, Pa.,
  June 24, 1997

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                (In thousands, except share and per-share data)

                                                                         For the Fiscal Year Ended March 31
                                                                   --------------------------------------------------
                                                                      1995               1996                 1997
                                                                   -----------        -----------         -----------
Net sales                                                          $ 1,198,546        $ 2,342,616         $ 2,333,230
Cost of sales                                                          934,528          1,784,262           1,737,954
                                                                   -----------        -----------         -----------
Gross profit                                                           264,018            558,354             595,276
                                                                   -----------        -----------         -----------
Operating expenses:
  Selling, marketing and advertising                                   135,774            276,076             290,076
  General and administrative                                            59,744            137,086             145,869
  Goodwill amortization                                                  4,338             15,969              17,853
                                                                   -----------        -----------         -----------
                                                                       199,856            429,131             453,798
                                                                   -----------        -----------         -----------
Operating income                                                        64,162            129,223             141,478
Interest expense, net                                                   52,565            120,600             118,837
Other expense (income), net                                                874              1,893             (12,382)
                                                                   -----------        -----------         -----------
Income before income taxes, minority interest and
  extraordinary loss                                                    10,723              6,730              35,023

Provision for income taxes                                               5,160              6,300              14,732
                                                                   -----------        -----------         -----------
Income before minority interest and extraordinary loss                   5,563                430              20,291
Minority interest                                                        1,072               (509)              1,299
                                                                   -----------        -----------         -----------
Income before extraordinary loss                                         4,491                939              18,992
Extraordinary loss related to early retirement of debt,
  net of income tax benefit of $2,320, $5,958 and $0                    (3,597)            (9,600)             (2,767)
                                                                   -----------        -----------         -----------
Net income (loss)                                                  $       894        $    (8,661)        $    16,225
                                                                   ===========        ===========         ===========
Net income (loss) per common and common
  equivalent share:
      Income before extraordinary loss                             $      0.28        $      0.05         $      0.90
      Extraordinary loss                                                 (0.22)             (0.47)              (0.13)
                                                                   -----------        -----------         -----------
      Net income (loss)                                            $      0.06        $     (0.42)        $      0.77
                                                                   ===========        ===========         ===========
Weighted average number of common and common
  equivalent shares outstanding                                     16,191,075         20,384,806          21,204,241
                                                                   ===========        ===========         ===========

        The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                (In thousands, except share and per-share data)


                                                               March 31
                                                        -----------------------
                                  ASSETS                   1996         1997
                                  ------                ----------   ----------
CURRENT ASSETS:
 Cash and cash equivalents                              $   47,259   $   42,706
 Receivables, net of allowance for doubtful accounts
   of $45,350 and $3886                                    605,573      569,683
 Inventories                                               595,161      533,514
 Prepaid expenses and other                                 17,840       21,889
 Deferred income taxes                                      20,672       23,667
                                                        ----------   ----------
         Total current assets                            1,286,505    1,191,459
                                                        ----------   ----------
PROPERTY, PLANT AND EQUIPMENT:
 Land                                                       62,086       50,873
 Buildings and improvements                                220,546      205,826
 Machinery and equipment                                   463,431      500,883
 Construction in progress                                   52,704       40,190
                                                        ----------   ----------
                                                           798,767      797,772
 Less--accumulated depreciation and amortization          (220,045)    (275,936)
                                                        ----------   ----------
         Property, plant and equipment, net                578,722      521,836
                                                        ----------   ----------
OTHER ASSETS:
 Goodwill, net                                             673,045      596,254
 Investments in affiliates                                  23,123       24,016
 Deferred financing costs, net                              33,412       26,770
 Deferred income taxes                                      66,747       40,306
 Other                                                      49,875       37,854
                                                        ----------   ----------
                                                           846,202      725,200
                                                        ----------   ----------
         Total assets                                   $2,711,429   $2,438,495
                                                        ==========   ==========

       The accompanying notes are an integral part of these statements.

                                  (Continued)

                      EXIDE CORPORATION AND SUBSIDIARIES
                      -----------------------------------


                    CONSOLIDATED BALANCE SHEETS (Continued)
                    ---------------------------------------

                (In thousands, except share and per-share data)

                                                                                         March 31
                                                                                 --------------------------
                                                                                    1996             1997
                                                                                 ----------       ----------
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                                                          $    8,310       $   16,123
  Current maturities of long-term debt                                               30,477           37,488
  Accounts payable, trade and other                                                 279,225          236,889
  Accrued interest                                                                   22,248           24,671
  Accrued compensation                                                              105,639           98,316
  Product warranty reserve                                                           37,654           36,243
  Other current liabilities                                                         204,057          111,289
                                                                                 ----------       ----------
          Total current liabilities                                                 687,610          561,019
                                                                                 ----------       ----------
LONG-TERM DEBT                                                                    1,301,238        1,236,071
                                                                                 ----------       ----------
NONCURRENT RETIREMENT OBLIGATIONS                                                   127,320          107,756
                                                                                 ----------       ----------
OTHER NONCURRENT LIABILITIES                                                        127,211          142,791
                                                                                 ----------       ----------
COMMITMENTS AND CONTINGENCIES (Notes 13 and 15)

MINORITY INTEREST                                                                    28,650           19,448
                                                                                 ----------       ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 30,000,000 and 60,000,000
    shares authorized, 20,893,693 and 21,336,757  shares
    issued and outstanding                                                              209              213
  Additional paid-in capital                                                        490,919          489,427
  Accumulated deficit                                                               (36,121)         (21,569)
  Notes receivable--stock award plan                                                 (1,696)          (1,696)
  Unearned compensation                                                                (710)            (516)
  Minimum pension liability adjustment                                               (5,956)          (4,993)
  Cumulative translation adjustment                                                  (7,245)         (89,456)
                                                                                 ----------       ----------
          Total stockholders' equity                                                439,400          371,410
                                                                                 ----------       ----------
          Total liabilities and stockholders' equity                             $2,711,429       $2,438,495
                                                                                 ==========       ==========


       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
           FOR THE FISCAL YEARS ENDED MARCH 31, 1995, 1996 and 1997
           --------------------------------------------------------
                (In thousands, except share and per-share data)

                                                                                 Notes                       Minimum      Foreign
                                                   Additional                 Receivable-                    Pension      Currency
                                           Common    Paid-In    Accumulated   Stock Award     Unearned      Liability   Translation
                                           Stock     Capital      Deficit         Plan      Compensation   Adjustment    Adjustment
                                           ------  ----------   -----------   -----------   ------------   ----------   -----------
Balance at March 31, 1994                    $148    $194,097      $(25,446)      $(1,826)     $    --       $(1,331)     $ (1,192)
  Net income for fiscal 1995                   --          --           894            --           --            --            --
  Public offering of stock                     52     247,466            --            --           --            --            --
  Compensation under stock grants              --       1,935            --            --       (1,806)           --            --
  Forfeiture of common stock grants            --         (52)           --            52           --            --            --
  Cash dividends paid ($0.08/share)            --          --        (1,285)           --           --            --            --
  Minimum pension liability
    adjustment                                 --          --            --            --           --        (4,196)           --
  Translation adjustment                       --          --            --            --           --            --         5,720
                                             ----    --------      --------       -------      -------       -------      --------
Balance at March 31, 1995                     200     443,446       (25,837)       (1,774)      (1,806)       (5,527)        4,528
  Net loss for fiscal 1996                     --          --        (8,661)           --           --            --            --
  Common stock issued for
    acquisitions                                9      48,135            --            --           --            --            --
  Common stock issued under
    employee stock purchase plan               --         100            --            --           --            --            --
  Forfeiture of common stock
    grants                                     --        (762)           --            78          709            --            --
  Amortization of unearned
    compensation                               --          --            --            --          387            --            --
  Cash dividends paid ($0.08/share)           --          --        (1,623)           --           --            --            --
  Minimum pension liability
    adjustment                                 --          --            --            --           --          (429)           --
  Translation adjustment                       --          --            --            --           --            --       (11,773)
                                             ----    --------      --------       -------      -------       -------      --------
Balance at March 31, 1996                     209     490,919       (36,121)       (1,696)        (710)       (5,956)       (7,245)
  Net income for fiscal 1997                   --          --        16,225            --           --            --            --
  Common stock issued for
    acquisitions (Note 2)                       4      (1,741)           --            --           --            --            --
  Common stock issued under
    employee stock purchase plan               --         211            --            --           --            --            --
  Common stock issued pursuant
    to Board of Directors grants               --          38            --            --           --            --            --
  Amortization of unearned
    compensation                               --          --            --            --          194            --            --
  Cash dividends paid ($0.08/share)            --          --        (1,673)           --           --            --            --
  Minimum pension liability
    adjustment                                 --          --            --            --           --           963            --
  Translation adjustment                       --          --            --            --           --            --       (82,211)
                                             ----    --------      --------       -------      -------       -------      --------
Balance at March 31, 1997                    $213    $489,427      $(21,569)      $(1,696)     $  (516)      $(4,993)     $(89,456)
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

                       EXIDE CORPORATION AND SUBSIDIARIES
                       ----------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)

                                                                                  For the Fiscal Year Ended March 31
                                                                                 ------------------------------------
                                                                                    1995         1996         1997
                                                                                 ----------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                $     894    $ (8,661)    $ 16,225
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities-
     Depreciation and amortization                                                   48,524      106,717      115,308
     Extraordinary loss                                                               3,597        9,600        2,767
     Gain on sale of business                                                            --           --       (8,344)
     Deferred income taxes                                                             (863)         300        6,255
     Original issue discount on notes                                                 8,942       12,411       19,502
     Provision for losses on accounts receivable                                      3,238        4,016        4,638
     Minority interest                                                                1,072         (509)       1,299
     Changes in assets and liabilities excluding effects
      of acquisitions and divestitures-
        Receivables                                                                 (32,608)     (24,973)     (27,382)
        Inventories                                                                (138,568)      46,832       22,717
        Prepaid expenses and other                                                   14,522       16,522       (6,766)
        Payables and accrued expenses                                                32,984     (131,035)     (72,424)
        Other, net                                                                  (10,868)       4,838        4,331
                                                                                  ---------    ---------    ---------
     Net cash provided by (used in) operating activities                            (69,134)      36,058       78,126
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of certain businesses                                                (262,995)    (401,325)     (15,057)
 Capital expenditures                                                               (61,257)    (106,385)     (84,200)
 Proceeds from sales of assets                                                        1,356        7,880       37,605
                                                                                  ---------    ---------    ---------
     Net cash used in investing activities                                         (322,896)    (499,830)     (61,652)
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in short-term borrowings                                        20,402      (71,701)       9,080
 Repayment of U.S. Credit Agreement borrowings                                     (105,000)    (194,500)          --
 Borrowings under U.S. Credit Agreement                                             286,500           --       17,000
 Repayment of European term loans                                                    (1,421)     (51,265)     (11,138)
 Repayment of Former European Facilities Agreement                                       --     (156,873)          --
 Repayment of European Facilities Agreement                                              --           --      (25,329)
 Borrowings under European Facilities Agreement                                          --      436,940           --
 Issuance of 2.9% Convertible Senior Subordinated Notes                                  --      287,797           --
 Issuance of 10% Senior Notes                                                            --      300,000           --
 Repayment of Guaranteed Unsecured Loan Notes                                            --      (35,282)          --
 Repayment of Spanish Convertible Notes                                                  --      (23,675)          --
 Proceeds from public offering, net of fees                                         247,519           --           --
 Dividends paid                                                                      (1,284)      (1,623)      (1,673)
 Decrease in other debt                                                              (4,211)      (9,455)      (3,445)
 Debt issuance costs                                                                (24,191)     (30,890)      (1,495)
                                                                                  ---------    ---------    ---------
     Net cash provided by (used in) financing activities                            418,314      449,473      (17,000)
                                                                                  ---------    ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                                                     3,370       (1,803)      (4,027)
                                                                                  ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 29,654      (16,102)      (4,553)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         33,707       63,361       47,259
                                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                            $  63,361    $  47,259    $  42,706
                                                                                  =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for-
  Interest (net of amounts capitalized)                                           $  41,442    $  86,557    $  92,726
   Income taxes                                                                   $   4,047    $   9,243    $  15,224

        The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
                      ----------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


                (In thousands, except share and per-share data)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Exide Corporation and all of its majority-owned subsidiaries (collectively the "Company"). All significant intercompany transactions have been eliminated.

Investments in affiliates largely represents investments accounted for by the cost method. Investments in 20%- to 50%-owned companies are included in the consolidated financial statements on the basis of the equity method of accounting. The Company's equity in the net income (loss) of these companies is not material.

Nature of Operations

The Company is a leading manufacturer and marketer of starting, lighting and ignition ("SLI") batteries. The Company produces SLI batteries for both the aftermarket and original equipment manufacturers ("OEM") in North America and Europe. The Company also manufactures and markets industrial batteries in Europe. Industrial sales include both standby and traction battery lines. Individual customers include telecommunication companies, European navies and the electric vehicle operations of large European companies. Other products manufactured include batteries for trucks, farm equipment and other off-road vehicles, boats, garden tractors and golf carts, battery chargers and accessories, wheel weights, and remanufactured starters and alternators.

Seasonality and Weather

The automotive aftermarket is seasonal as retail sales of replacement batteries are generally higher in the fall and winter (the Company's second and third fiscal quarters). Accordingly, demand for the Company's automotive batteries is generally highest in the fall and early winter as retailers build inventories in anticipation of the winter season. European sales are concentrated in the fourth calendar quarter (the Company's third fiscal quarter) due to the shipment of batteries for the winter season and the practice of many industrial battery customers (particularly governmental and quasi-governmental entities) of deferring purchasing decisions until the end of the calendar year. Demand for automotive batteries is significantly affected by weather conditions. Unusually cold winters or hot summers accelerate battery failure and increase demand for automotive replacement batteries.

Major Customers

The Company has a number of major retail and OEM customers, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales. The Company does not believe that a material part of its business is dependent upon a single customer the loss of which would have a material impact on the long-term business of the Company. However, the loss of one or more of the Company's largest customers would have a negative short-term impact on the Company's results of operations.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries and affiliates are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at the average monthly exchange rates. Translation gains or losses are recorded in a separate component of stockholders' equity, and transaction gains and losses are included in Other expense (income), net. The Company recorded transaction losses (gains) of $837, $(6,453) and $(5,796) in fiscal 1995, 1996 and 1997, respectively.

For disclosure purposes, foreign currency amounts have been translated to U.S. dollars using the March 31, 1997 spot rate.

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

Buildings and improvements      5 to 40 years
Machinery and equipment         3 to 10 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. In connection with constructing certain property and equipment, the Company capitalized $1,678, $2,341 and $2,444 of interest costs during fiscal years 1995, 1996 and 1997, respectively. Depreciation expense was $38,417, $77,397 and $82,842 for fiscal years 1995, 1996 and 1997, respectively.

Goodwill

Goodwill is amortized over 40 years on a straight-line basis. Accumulated amortization as of March 31, 1996 and 1997, was $29,517 and $44,229, respectively. It is the Company's policy to review goodwill (and other intangible assets) for possible impairment on the basis of whether the carrying amount of such assets is fully recoverable from projected, undiscounted net cash flows of the related business. If such review indicates that the carrying amount of goodwill and other intangible assets is not recoverable, then the Company's policy is to reduce the carrying amount of such assets to fair value.

Other Assets

Other assets consist principally of prepaid pension costs related to overfunded pension plans and noncurrent receivables.

Estimated Warranty Costs

The Company recognizes the estimated cost of warranty obligations in the period in which the related products are sold. These estimates are based on historical trends.

Interest Rate Agreements

The differential to be paid or received is accrued as interest rates change and is recognized monthly over the life of the agreements.

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

Earnings Per Share

The net income (loss) per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share are not materially different from primary earnings per share (see Note 16).

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which will be effective for the Company in fiscal 1998. Primary and fully diluted earnings per share will be replaced by basic and diluted earnings per share. Prior period results will be restated. The most significant difference is that basic earnings per share no longer assume potentially dilutive securities in the computation. The adoption of SFAS No. 128 is not expected to have a significant impact on the Company's currently reported earnings per share.

Revenue Recognition

The Company records a sale upon transfer of title to the customer, which typically occurs upon shipment.

Advertising

The Company generally expenses advertising costs as incurred. The Company is also party to certain sponsorship agreements, whereby they recognize the related costs over the life of the agreement. Unamortized amounts under such agreements are not material at March 31, 1996 and 1997.

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

Risks Associated with International Operations and Currency Risk

The Company's international operations are subject to risks normally associated with foreign operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges, and the modification or introduction of other government policies with potentially adverse effects. The majority of the Company's sales and expenses are denominated in currencies other than U.S. dollars, and changes in exchange rates may have a material effect on the Company's reported results of operations and financial position. In addition, a significant portion of the Company's indebtedness relating to foreign acquisitions is denominated in U.S. dollars whereas the related sales are denominated in foreign currencies. During the fourth quarter of fiscal 1997, major European currencies weakened significantly which resulted in a large reduction of stockholders' equity.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current presentation.

Recently Issued Accounting Standards

In fiscal 1998, the Company will adopt SFAS No. 129, "Disclosure of Information about Capital Structure." This statement was issued in conjunction with SFAS No. 128 and is intended to standardize capital structure disclosure requirements and to expand the number of companies subject to the requirements. The Company is currently in compliance with the capital structure disclosure requirements, and does not expect its disclosures to materially change under SFAS No. 129.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 provides accounting and reporting standards based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. In the fourth quarter of fiscal 1997, the Company amended its Receivables Sale Agreement to ensure the sale of the Company's accounts receivable qualified as a sale under SFAS No. 125 (see
Note 11).

2.  ACQUISITIONS AND DIVESTITURES:

In July 1996, the Company acquired the majority of the stock of Metalurgica De Cubas S.L. ("Cubas"), a secondary lead smelter located near Madrid, Spain, for approximately $7,500. In November 1996, the remaining stock was purchased for approximately $3,200. The acquisition was accounted for as a purchase and the results of Cubas' operations are included in the Company's consolidated statements of operations effective July 1, 1996. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. This acquisition resulted in goodwill of approximately $7,300.

In May 1995, the Company acquired 99.7% of the outstanding stock of Compagnie Europeene d'Accumulateurs S.A. ("CEAc") for approximately $425,000 in cash ($553,500 less assumed debt of $131,900 plus interest from March 31, 1995, of $3,400). Subsequent open market purchases of CEAc stock have increased the ownership to 100%. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. In accordance with Emerging Issues Task Force Issue No. 87-11 ("EITF 87-11"), reserves of $12,000 were established in fiscal 1996 for the expected 12-month operating losses attributable to certain manufacturing and distribution facilities acquired that were identified for closure and sale, all of which have been utilized.

This acquisition was accounted for as a purchase, and the results of CEAc's operations are included in the Company's consolidated statements of operations effective June 1, 1995. CEAc, which is headquartered in France, was one of the largest SLI producers and the largest industrial battery manufacturer in Europe, with operations primarily in France, Italy and Germany.

In October 1994, the Company acquired approximately 89.4% of the outstanding capital stock and approximately 25% of the convertible bonds of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for 1,145 pesetas per share or approximately $229,000 (before fees and expenses). In December 1994, one of the shareholders of Tudor sold its remaining 5% ownership to Tudor at the tender offering price in accordance with the terms of the purchase agreement. After completion of this sale and subsequent open market purchases of Tudor stock, the Company's ownership in Tudor is approximately 95.8%. In addition, the Company provided a letter of credit that guaranteed payment of the convertible bonds held by that same shareholder. Tudor, which is headquartered in Madrid, Spain, was the third-largest lead acid battery producer in Western Europe.

This acquisition was accounted for as a purchase, and the results of Tudor's operations are included in the Company's consolidated statements of operations effective October 3, 1994. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. Included in the liabilities are reserves established, in accordance with EITF 87-11, for the 12-month operating losses attributed to certain manufacturing and distribution facilities acquired that were identified for closure and sale. Approximately $23,600 of such reserves were established, all of which have been utilized.

With respect to its European acquisitions, the Company recorded liabilities of $153,000, related to severance benefits to be paid to certain employees who will be terminated as a result of the consolidation and targeted plant closings. Through March 31, 1997, $62,500 of severance benefits have been paid. Remaining expenditures are expected to occur over the next several years as the Company is required to comply with European Union and other applicable regulations. Based on exchange rates at the acquisition dates, total goodwill resulting from the CEAc and Tudor acquisitions was $585,000.

In April 1996, the Company acquired 14.4% of the remaining 15.6% minority interest in a subsidiary of Tudor for $3,562.

In September 1994, the Company and PT Sapta Panji Manggala ("PT Sapta"), an Indonesian company, signed an agreement whereby the Company contributed its interest in B.I.G. Batteries Group Limited and PT Sapta contributed its interest in Gemala Holdings Limited

("Gemala") into a newly formed entity, Exide Batteries Limited. In exchange for PT Sapta's interest in Gemala, the Company gave PT Sapta an 18.5% equity interest in Exide Batteries Limited and the right to certain benefits to be realized from Gemala's tax loss carryforwards. PT Sapta also received the right to require the Company to purchase its 18.5% interest at any time after five years from the closing date of the transaction for a defined multiple of earnings.

In January 1996, the Company acquired the remaining 25% minority interest in a subsidiary of CEAc, in exchange for 350,000 shares of the Company's common stock. Pursuant to the purchase, the holder of these shares will receive 366,009 additional shares of the Company's common stock in 1997 as an adjustment in the number of shares issued for changes in the Company's stock price. The total adjusted value of the acquisition was $14,000, which resulted in a reduction to goodwill and additional paid-in capital of approximately $3,200.

On August 31, 1995, the Company acquired Schuylkill Holdings, Inc. ("SHI") from Heller Financial, Inc. ("Heller") through a merger, and purchased all of SHI's stock options and subordinated notes from various holders and the secured debt of SHI's operating subsidiary, Schuylkill Metals Corporation, the owner of two lead smelters in Louisiana and Missouri. The Company paid $2,000 in cash for SHI's stock, options and notes; for the secured debt, it issued 593,210 shares of its common stock valued at $31,000, paid $3,700 in cash and issued a contingent note, the value of which will be based on future market lead prices. Under the terms of the purchase agreement, the Company is required to make an additional payment to Heller in fiscal 2000 if lead prices for the four-and-one-half-year period subsequent to the acquisition date reach defined levels. Based on the Company's projection of lead prices for such period, in the fourth quarter of fiscal 1996, the Company increased goodwill by $10,000. The Company and Heller also entered into an agreement to share certain tax liabilities of SHI. The purchase price was allocated primarily to receivables, inventories and fixed assets and resulted in $22,000 of goodwill.

On May 3, 1994, the Company acquired General Electric Credit Corporation's secured debt position in Evanite Fiber Corporation ("Evanite"), a debtor-in-possession, for approximately $33,700. Evanite was a manufacturer, and the Company's primary supplier, of battery separators. On February 21, 1995, the Company acquired all of the assets and assumed certain liabilities of Evanite in exchange for its secured debt position. The purchase price was allocated primarily to receivables, inventories and fixed assets and resulted in no goodwill. In June 1996, the Company sold certain assets related to a division of Evanite for $13,000 cash. On December 27, 1996, the Company sold substantially all of the remaining net assets, except for certain assets related to the battery separator business, of Evanite for approximately $23,000 (subject to final adjustments) and recorded a gain of approximately $8,300, which is included in Other expense (income), net in the accompanying consolidated statements of operations.

The following summarized unaudited pro forma consolidated results of operations for the fiscal year ended March 31, 1996, illustrates the estimated effects of the CEAc and SHI acquisitions, as if the transactions were consummated as of April 1, 1995.

                                                                                    1996
                                                                                 ----------
Net sales                                                                        $2,474,640
                                                                                 ==========
Loss before extraordinary item                                                   $   (5,271)
                                                                                 ==========
Net loss                                                                         $  (14,871)
                                                                                 ==========
Pro forma earnings per common and common
  equivalent share:
    Loss before extraordinary item                                               $    (0.26)
                                                                                 ==========
    Net loss                                                                     $    (0.72)
                                                                                 ==========

Pro forma adjustments include only the effects of events directly attributable to a transaction that are factually supportable and expected to have a continuing impact. Pro forma adjustments reflecting anticipated "efficiencies" in operations resulting from a transaction are not permitted and, therefore, are not reflected herein. The above unaudited pro forma financial information is not necessarily indicative of the results that would actually have been obtained if the transactions had been effected on the dates indicated or that may be obtained in the future. The pro forma effects of the fiscal 1997 acquisitions are not material.

3.  INVENTORIES:

                                                                          March 31,
                                                                  ------------------------
                                                                    1996             1997
                                                                  --------         --------
Raw materials                                                     $138,809         $117,038
Work-in-process                                                     94,340           70,805
Finished goods                                                     362,012          345,671
                                                                  --------         --------
                                                                  $595,161         $533,514
                                                                  ========         ========


At March 31, 1996 and 1997, inventories valued by the LIFO method were approximately 29% and 33% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $578,094 and $516,447 at March 31, 1996 and 1997, respectively. The carrying amount of inventories on a LIFO basis exceeds replacement cost. LIFO inventories reflect the fair value of inventories as of August 31, 1989, when all of the outstanding common shares of the Company were acquired in a leveraged buyout, as inventories subsequently produced cost less to manufacture. The Company believes that no write-down of the carrying amount of inventories to replacement cost is necessary, as no loss will be realized upon their final sale.

In connection with the purchase of lead for anticipated manufacturing requirements, the Company enters into commodity forward and futures contracts. These contracts are used as a hedging strategy to help protect against volatility in lead prices. The Company remains at risk for possible changes in the market value of the commodity contracts; however, such risk should be mitigated by price changes in lead. The contracts are accounted for as hedges and, accordingly, gains or losses are deferred and recognized in inventory upon execution of the contract. At March 31, 1997, the Company had outstanding contracts hedging lead purchases through May 1998 at fixed prices of approximately $34,411 for 47,700 metric tons.

4.  SHORT-TERM BORROWINGS:

At March 31, 1996 and 1997, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's foreign subsidiaries. These borrowings are secured by receivables, inventories or property. These facilities, which are typically for one-year renewable terms, generally bear interest at the current market rates plus up to 1%. As of March 31, 1996 and 1997, the weighted average interest rate on these borrowings was 10.9% and 12.0%, respectively.

5.    LONG-TERM DEBT:

Following is a summary of the Company's long-term debt at March 31, 1996 and 1997:

                                                                    1996              1997
                                                                ----------        ----------
U.S. Credit Agreement borrowings primarily
  at LIBOR plus 2.5%; 8.2% at March 31, 1997                    $       --        $   17,000
10% Senior notes, due April 15, 2005                               300,000           300,000
10.75% Senior notes, due December 15, 2002                         150,000           150,000
12.25% Senior subordinated deferred coupon
  debentures, due December 15, 2004                                 89,856           101,187
Convertible senior subordinated notes, due
  December 15, 2005                                                290,124           298,295
European Facilities Agreement, borrowings
  primarily at LIBOR plus 1.25% at rates
  ranging from 5.6% to 10.9% at March 31,
  1996, and 4.8% to 7.8% at March 31, 1997                         436,940           356,865
European Term Loans at rates ranging from
  7.6% to 10.1% at March 31, 1996, and 8.7%
  at March 31, 1997                                                 12,021               883
Other, primarily capital lease obligations at
  interest rates ranging from 3.7% to 11.2% due
  in installments through 2015                                      52,774            49,329
                                                                ----------        ----------
                                                                 1,331,715         1,273,559
Less - Current maturities                                          (30,477)          (37,488)
                                                                ----------        ----------
                                                                $1,301,238        $1,236,071
                                                                ==========        ==========


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

On November 30, 1995, the Company entered into a Pan-European, multicurrency, multiborrower credit facility ("European Facilities Agreement"). As of March 31, 1997, this facility contained a Tranche A term loan in the amount of 236,000 French francs (U.S. $41,840), a Tranche B term loan in the amount of 930,000 French francs (U.S. $164,879), and a revolving facility of 1,403,000 French francs (U.S. $248,737). The Tranche A term loan matures on November 30, 2000, and the Tranche B term loan matures on November 30, 2002. Both term loans require semiannual principal payments throughout their terms. The revolving facility expires on September 30, 2002. Substantially all of the Company's European bank debt, including indebtedness under the former European Facilities Agreement that was utilized to finance a portion of the CEAc acquisition, was refinanced with this European Facilities Agreement.

Borrowings under the European Facilities Agreement bear interest at local market rates (comparable to LIBOR) plus a margin of 1.5% per annum, reducing in 0.25% increments beginning after one year to 1.0% so long as the European borrowing group, as defined, meets and maintains certain interest coverage and leverage tests.

Borrowings under the European Facilities Agreement are supported by guarantees of most of the Company's European subsidiaries and secured by pledges of the stock of the Company's Euro Exide, CEAc and Tudor subsidiaries. The European Facilities Agreement contains a number of financial and other covenants customary for such agreements including restrictions on new indebtedness, liens, minimum net worth, leverage rates, acquisitions and capital expenditures. The Company was in compliance with these covenants at March 31, 1997.

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

Effective August 30, 1994, the Company entered into a new U.S. Credit Agreement that initially provided a borrowing capacity of $550,000 with three components:
Term Loan A ($100,000), having a five-year term; Term Loan B ($100,000), having a seven-year term; and a Revolving Credit Facility ($350,000, subsequently reduced to $165,000), expiring September 30, 1999. Both Term Loan A and Term Loan B were repaid during fiscal 1996. Effective March 31, 1997, the U.S. Credit Agreement was amended to provide $50,000 of additional borrowing capacity under Term Loan D maturing on June 15, 2001. The Revolving Credit Facility provides for the Company's working capital and letter of credit needs and is permanently reduced $15,000 annually for three years beginning September 30, 1996. As of March 31, 1997, the Company had $7,891 of letters of credit outstanding and $125,109 of additional availability under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are limited by the amount of eligible domestic receivables and inventory. The U.S. Credit Agreement contains a number of financial and other covenants that, among other things, place restrictions on dividends, new indebtedness, liens, acquisitions and capital expenditures. The Company was in compliance with these covenants at March 31, 1997. Substantially all of the assets, less receivables sold, of the Company's U.S. operations are pledged as collateral for the U.S. Credit Agreement.

Initial borrowings under the new U.S. Credit Agreement were used in the paydown and early termination of the former Credit Agreement in fiscal 1995 that resulted in an extraordinary loss in fiscal 1995 of $3,597, net of $2,320 income tax benefit. The new U.S. Credit Agreement also provided funding for the acquisition of Tudor.

Debt issuance costs of $20,228 were incurred in fiscal 1996 in connection with the new U.S. Credit Agreement. Amortization of deferred financing costs related to the current and previous Credit Agreements amounted to $2,249, $3,002 and $1,544 in fiscal 1995, 1996 and 1997, respectively. In fiscal 1995, the Company expensed $2,000 of bridge loan commitment fees.

In connection with the issuance of the 12.25% Senior Subordinated Debentures, 10.75% Senior Notes, 10% Senior Notes and 2.9% Convertible Senior Subordinated Notes, the Company incurred financing costs of $27,813. Amortization expense related to this senior debt during fiscal 1995, 1996 and 1997 was $784, $2,215 and $2,831, respectively.

In fiscal 1996, deferred financing costs were written off due to early repayment of the former European Facilities Agreement, European Term Loans, Spanish Convertible Debentures and Term Loan A and Term Loan B under the U.S. Credit Agreement, as well as permanent reductions in the Revolving Credit Facility under the U.S. Credit Agreement, resulting in an extraordinary loss of $9,600 net of $5,958 income tax benefit.

During fiscal 1997, the Company entered into a series of bond swap agreements for $19,975 (principal amount) of its 10% Senior Notes and $18,000 (principal amount) of its 10.75% Senior Notes. Under the agreements, the Company pays LIBOR plus 1.75% to a counterparty and receives from the counterparty the fixed coupon rate payments made by the Company. At the end of the agreements, the counterparty is guaranteed repayment of its open market purchase price of the Notes which exceeded face value by $1,848. This debt modification was accounted for as an extinguishment of debt, and the related write-off of unamortized deferred financing costs along with the premium paid by the counterparty resulted in an extraordinary loss of $2,767. No income tax benefit on the extraordinary loss was recognized.

The Company enters into interest rate hedge agreements to manage interest costs and exposure to changing interest rates. Effective December 1994, the Company entered into two interest rate collar agreements that reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. These agreements effectively limit the LIBOR base interest rate on $100,000 of borrowings under the U.S. Credit and European Facilities Agreements to no more than 8% and no less than 5.5% graduating up to 7.5% through December 30, 1997. Effective May 17, 1995, the Company entered into an interest rate swap agreement that fixed the LIBOR base interest rate on a notional amount of $50,000 at 6.21% for two years. Additionally, effective March 29, 1997, the Company entered into two interest rate collar agreements which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. The agreements effectively limit the MIBOR base interest rate on 11,000,000 Spanish peseta (U.S. $77,055) of borrowings and the PIBOR base interest rate on 575,000 French franc (U.S. $101,948) of borrowings under the European Facilities Agreement to no more than 7.5% and 6%, respectively, and no less than 3.5% and 2%, respectively. During fiscal 1995, 1996 and 1997, the Company recognized $24, $580 and $1,952, respectively, of additional interest expense related to these swap and collar agreements.

Counterparties to bond swap transactions and interest rate hedge agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

In April 1997, the Company initiated a tender offer and during May 1997 retired, pursuant to the tender offer, approximately 98% of its 12.25% Senior Subordinated Debentures for approximately $104,000, resulting in an extraordinary loss of approximately $6,000, which will be recorded in the first quarter of fiscal 1998. The tender offer was financed with borrowings under the U.S. Credit Agreement.

In April 1997, Exide Holding Europe, a wholly-owned European subsidiary of the Company, privately issued 175,000 German deutsche mark (U.S. $103,000) of 9.125% Senior Notes due 2004. The proceeds of the offering were used to repay a portion of the borrowings under the European Facilities Agreement.

Annual principal payments required under long-term debt obligations, reflective of the April and May 1997 financing transactions, are as follows:


          Fiscal Year                    Amount
          -----------                    ------
          1998                          $ 37,488
          1999                            39,948
          2000                           199,082
          2001                            38,152
          2002                           288,499
          Thereafter                     670,390

6.  STOCKHOLDERS' EQUITY:

During fiscal 1994, the Company completed an initial public offering ("IPO") and secondary offering of its common stock, which raised $126,000 (before fees and expenses) for the issuance of 5,600,000 shares of common stock.

On December 22, 1994, the Company raised $258,750 (before fees and expenses) through the issuance of 5,175,000 additional shares of common stock.

On August 14, 1996, the Company amended its certificate of incorporation to increase the total number of authorized shares of common stock from 30,000,000 shares to 60,000,000 shares.

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

The components of net periodic pension cost for the defined benefit plans and pension expense for the defined contribution plans for the fiscal years ended March 31, 1995, 1996 and 1997, are as follows:

                                                                      1995             1996              1997
                                                                    -------          --------          -------
Defined benefit plans:
  Service cost of current period                                    $ 1,217          $  1,378          $ 1,726
  Interest cost on projected benefit obligation                       4,609             5,474            6,068
  Actual return on plan assets                                        3,173           (11,721)          (7,979)
  Net amortization and deferrals                                     (7,909)            7,306            2,386
                                                                    -------          --------          -------
    Net defined benefit pension expense                               1,090             2,437            2,201
Defined contribution plan                                             2,003             2,167            2,150
                                                                    -------          --------          -------
    Total pension expense                                           $ 3,093          $  4,604          $ 4,351
                                                                    =======          ========          =======

It is the Company's policy to make contributions sufficient to meet the minimum contributions required by law and regulation.

The following table sets forth the funded status and the amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                                                                           March 31
                                                                   -------------------------
                                                                     1996             1997
                                                                   --------          -------
Actuarial present value of:
  Vested benefit obligation                                        $ 70,309          $76,332
                                                                   ========          =======
  Accumulated benefit obligation                                   $ 73,300          $79,639
                                                                   ========          =======
Actuarial present value of:
  Projected benefit obligation                                     $ 74,617          $81,663
  Plan assets at fair value                                          60,414           75,124
                                                                   --------          -------
  Plan assets less than projected benefit obligation                (14,203)          (6,539)
  Prior service cost                                                  1,614            1,557
  Unrecognized net loss                                               8,826            6,694
  Additional minimum liability recognized                           (10,087)          (8,983)
                                                                   --------          -------
  Accrued pension cost                                             $(13,850)         $(7,271)
                                                                   ========          =======


The weighted average discount rate used in determining the projected benefit obligation was 7.75% as of March 31, 1996 and 1997. The rate of increase in future compensation levels and the expected long-term rate of return on plan assets were 6.0% and 10.5%, respectively, as of March 31, 1996, and 6.0% and 9.5%, respectively, as of March 31, 1997. The pension plan assets are invested primarily in equity and fixed income securities.

SFAS No. 87 requires that underfunded pension plans reflect an additional balance sheet liability if the excess of the accumulated benefit obligation over the plan assets exceeds the accrued pension liability. However, SFAS No. 87 also permits the Company to establish an intangible asset, not to exceed the unrecognized prior service cost, as an offsetting entry. Any remaining amount of additional liability that is not offset by the intangible asset must be offset through a charge against equity. Accordingly, the Company's minimum additional pension liability of $10,087 and $8,983 consists of intangible assets of $924 and $1,424 and charges against equity of $9,163 and $7,682 (tax effected to $5,956 and $4,993) at March 31, 1996 and 1997, respectively.

European Pension Plans

European subsidiaries of the Company sponsor several defined benefit and defined contribution plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. In most cases, the defined benefit plans are not funded; book reserves are maintained. Benefit formulas are similar to those used by the North American plans.

Total pension expense related to the European plans was $4,953 and $5,914 in fiscal 1996 and 1997, respectively. The accrued pension liability, reflected in Noncurrent Retirement Obligations as of March 31, 1996 and 1997, which relates to the defined benefit plans that are not funded, approximates the projected benefit obligation. The projected benefit obligation of such plans is $72,700 and $69,300, as of March 31, 1996 and 1997, of which $67,600 and $61,200, respectively, is vested. The discount rates used in determining the actuarial present value of the projected benefit obligation ranged from 6.5% to 8.5%, and the assumed increase in future compensation levels ranged from 3.5% to 5% in fiscal 1996 and 1997.

With respect to funded plans, as of March 31, 1996 and 1997, the Company recognized $10,400 and $9,300, respectively, of prepaid pension costs reflected in Other Assets, representing the overfunded status of certain defined benefit plans. The projected benefit obligation of the plans as of March 31, 1996 and 1997, is $40,700 and $47,000, respectively, of which $26,000 and $30,000 is vested, and the plan assets at fair value are $51,100 and $52,300, respectively. The discount rate used in determining the projected benefit obligation were 7.75% and 8.00%, respectively as of March 31, 1996 and 1997, the rate of increase in future compensation levels were 6.5% and 7.0% and the expected long-term rate of return on plan assets were 9.5% and 9.0%.

8.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS:

The Company provides certain health care and life insurance benefits for a limited number of retired employees in the U.S. In addition, a limited number of the Company's active U.S. employees may become eligible for those benefits if they reach normal retirement age while working for the Company. The Company accrues the estimated cost of providing postretirement benefits during the employees' applicable years of service.

The following table sets forth the plan's postretirement benefit liability as of March 31:

                                                                         1996             1997
                                                                        -------          -------
     Accumulated postretirement benefit obligation:
       Retirees, beneficiaries and dependents                           $12,399          $13,203
       Fully eligible actives                                               563              534
       Not fully eligible actives                                         1,855            1,552
                                                                        -------          -------
           Total                                                         14,817           15,289
       Unrecognized loss                                                 (2,242)          (2,410)
                                                                        -------          -------
     Accrued postretirement benefit cost                                $12,575          $12,879
                                                                        =======          =======

The net periodic postretirement benefit cost for fiscal 1995, 1996 and 1997 included the following components:

                                                               1995             1996            1997
                                                              -----           ------          ------
     Service cost                                             $  99           $   95          $  102
     Interest cost                                              856            1,032           1,121
                                                              -----           ------          ------
     Net periodic postretirement benefit cost                 $ 955           $1,127          $1,223
                                                              =====           ======          ======


The significant assumptions used to calculate the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of March 31, 1996 and 1997, were a discount rate of 7.75% and medical costs that are assumed to increase at a rate of 9% per year grading down to 5% per year by 2004. The effect of a one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of March 31, 1997, by approximately $1,345, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $126.

9.  STOCK GRANTS AND OPTIONS:

On April 28, 1993, the Board of Directors adopted an Incentive Compensation Plan, under which certain members of the Company's management were granted 811,662 shares of the Company's common stock. These shares vest after five years and have certain restrictions related to sale, transferability, and employment with the Company. Upon complete vesting, participants must pay $2.25 per share, the estimated fair value at the grant date, prior to transferring such shares.

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

During fiscal 1995, a total of 40,000 restricted shares of the Company's common stock were granted to certain employees. The market value of the shares awarded on the date of grant ($1,935) has been recorded as unearned compensation and is shown as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the five-year vesting period and amounted to $387 and $194 in fiscal 1996 and 1997, respectively. In fiscal 1996, grants for 20,000 shares of the restricted stock were canceled.

During fiscal 1997 the Company approved a plan whereby Directors of the Company are granted common stock as part of their total compensation. Under this plan 1,500 shares were granted during fiscal 1997.

Stock grant and option transactions are summarized as follows:

                                                         Incentive
                                                        Compensation                             Incentive
                                                            Plan            Stock Grants         Stock Plan
                                                        ------------        ------------         ----------
Shares under option:
  Outstanding at April 1, 1994                              811,662                  --                 --
    Granted                                                      --              40,000                 --
    Exercised                                                    --                  --                 --
    Canceled                                                (23,190)                 --                 --
                                                            -------             -------            -------
  Outstanding at April 1, 1995                              788,472              40,000                 --
    Granted                                                      --                  --            102,000
    Exercised                                               (10,822)                 --                 --
    Canceled                                                (23,972)            (20,000)                --
                                                            -------             -------            -------
  Outstanding at April 1, 1996                              753,678              20,000            102,000
    Granted                                                      --               1,500            577,000
    Exercised                                                    --                  --                 --
    Canceled                                                     --                  --                 --
                                                            -------             -------            -------
  Outstanding at March 31, 1997                             753,678              21,500            679,000
                                                            =======             =======            =======
  Options available for grant at
    March 31, 1997                                               --                  --             21,000
                                                            =======             =======            =======

Shares under the Incentive Compensation Plan were exercised at $2.25 per share in fiscal 1996. For outstanding shares under option at March 31, 1997, option prices ranged from $25.875 to $50.00 (and averaged $27.39) per share related to the Incentive Stock Plan and $2.25 per share for the Incentive Compensation Plan. The outstanding stock options under the Incentive Stock Plan have an average remaining contractual life of 8.33 years at March 31, 1997. At March 31, 1997, options for 30,400 shares of common stock under the Incentive Stock Plan with an aggregate purchase price of $910 were exercisable.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages a fair-value-based method of accounting for employee stock options and similar equity instruments. SFAS No. 123 also allows an entity to continue to account for stock-based employee compensation using the intrinsic value for equity instruments using APB Opinion No. 25. As provided for in SFAS No. 123, the Company elected to continue the intrinsic value method of expense recognition. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common and common equivalent share would have been the pro forma amounts indicated below:

                                             Fiscal Year Ended March 31
                                            -----------------------------
                                                1996             1997
                                            ------------      -----------
Net Income (Loss):
   As Reported                                  $(8,661)          $16,225
   Pro Forma                                    $(8,858)          $15,617
Net Income (Loss) Per Common and
 Common Equivalent Share:
   As Reported                                  $ (0.42)          $  0.77
   Pro Forma                                    $ (0.43)          $  0.74

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the five option grants which occurred during fiscal 1996 and 1997:

                                                  Fiscal Year Ended March 31
                                            -----------------------------------
                                                 1996                1997
                                            ---------------    ----------------
Volatility                                       34.3%            31.3% - 33.5%
Risk-free interest rate                           6.4%             6.3% -  6.5%
Expected life in years                            5.5             5.25  - 10.0
Dividend yield                                    0.4%                0.4%

10.  INCOME TAXES:

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the fiscal years ended March 31, 1995, 1996 and 1997, are as follows:

                                                 1995              1996              1997
                                            --------------   ----------------   --------------
Current:
 Federal                                       $ 2,940           $     --          $    --
 State                                             218                700               --
 Foreign                                         2,865              5,300            8,477
                                               -------           --------          -------
                                                 6,023              6,000            8,477
                                               -------           --------          -------
Deferred:
 Federal                                        (4,253)           (23,838)              --
 State                                            (911)            (2,347)              --
 Foreign                                         4,301             26,485            6,255
                                               -------           --------          -------
                                                  (863)               300            6,255
                                               -------           --------          -------
     Total provision                           $ 5,160           $  6,300          $14,732
                                               =======           ========          =======

Major differences between the federal statutory rate and the effective tax rate are as follows:

                                                        1995           1996           1997
                                                     ----------     ----------     ----------
Federal statutory rate                                  35.0%          35.0%          35.0%
State taxes, net of federal benefit                     (4.2)         (22.6)           --
Nondeductible goodwill                                  15.3           87.1           16.6
Difference in rates on foreign subsidiaries              0.8           11.5           (6.8)
Other, net                                               1.2          (17.4)          (2.7)
                                                       ------         ------          ------
     Effective tax rate                                 48.1%          93.6%          42.1%
                                                       =====          ======          =====


The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1996 and 1997:

                                                                1996            1997
                                                            -----------      -----------
Deferred tax assets:
 Operating loss and tax credit carryforwards                 $ 133,870        $ 146,199
 Compensation reserves                                          37,440           31,260
 Environmental reserves                                         16,539           15,507
 Interest                                                       10,584           14,155
 Retirement benefits                                            14,553           11,740
 Self-insurance                                                  4,536            3,805
 Warranty                                                        3,310            3,212
 Other                                                          18,607           13,664
 Valuation allowance                                          (129,477)        (152,718)
                                                             ---------        ---------
                                                               109,962           86,824
                                                             ---------        ---------
Deferred tax liabilities:
 Depreciation/property basis                                   (13,824)         (12,695)
 Inventory basis difference                                     (5,879)          (7,183)
 Other                                                          (3,423)          (4,180)
                                                             ---------        ---------
                                                               (23,126)         (24,058)
                                                             ---------        ---------
 Net deferred tax assets                                     $  86,836        $  62,766
                                                             =========        =========


As of March 31, 1997, the Company has net operating loss carryforwards for U.S. income tax purposes of approximately $79,950, which expire in years 2006 through 2012. Certain of these carryforwards have preacquisition tax attributes, which will reduce goodwill upon realization. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these preacquisition tax attributes and certain other deferred tax assets for which it is more likely than not that the benefits will not be realized.

As of March 31, 1997, certain of the Company's European subsidiaries have net operating loss carryforwards for income tax purposes of approximately $301,772, of which $97,762 expire in years 1998 through 2004. Most of these carryforwards are preacquisition tax attributes, which will reduce goodwill upon realization. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to these preacquisition tax attributes and certain nondeductible reserves for which it is more likely than not that related tax benefits will not be realized.

Non-U.S. pre-tax income of the Company was $18,800, $71,900 and $72,300 in fiscal 1995, 1996 and 1997, respectively (see Note 17). Most of the increase in the valuation allowance is offset by increases in deferred tax assets associated with the European acquisitions, which resulted from finalizing the prior year tax returns.

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

As of March 31, 1997, the Company has not provided for withholding or U.S. federal income taxes on undistributed earnings of foreign subsidiaries since such earnings are expected to be reinvested indefinitely.

11.  RECEIVABLES SALE AGREEMENT:

The Company entered into a Receivables Sale Agreement with certain banks (the "Purchasers"), and under this agreement, the Purchasers have committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable of the Company, up to a maximum net investment of $75,000 (increased from $40,000 effective December 20, 1995, after being reduced from $50,000 effective February 17, 1994). In connection with the Receivables Sale Agreement, during fiscal 1997 the Company established a wholly owned, bankruptcy remote subsidiary, Exide Funding, Inc., to purchase accounts receivable at a discount from the Company on a continuous basis, subject to certain limitations as described in the Receivables Sale Agreement. Exide U.S. Funding Corporation simultaneously sells the accounts receivable at the same discount to the Purchasers. As of March 31, 1996 and 1997, gross uncollected receivables sold under the Receivables Sale Agreement were $112,109 and $102,187, respectively. Losses on receivables sold under this agreement for fiscal years 1995, 1996 and 1997 were $1,616, $2,554 and $4,290, respectively, and are included in Other expense (income), net in the Consolidated Statements of Operations.

12.  RELATED-PARTY TRANSACTIONS:

The Company purchased $20,493, $20,290 and $4,920 of product from Yuasa-Exide, Inc. ("YEI"), a 13.5%-owned affiliate, during fiscal 1995, 1996 and 1997, respectively. The Company also sold $10,850, $10,618 and $6,580 of product to YEI during fiscal 1995, 1996 and 1997, respectively. In addition, the Company provides certain administrative services and pays certain expenses for YEI. YEI reimbursed the Company for these costs totalling $4,867, $2,282 and $1,753 during fiscal 1995, 1996 and 1997, repsectively. As of March 31, 1996 and 1997, the Company had a net receivable of $2,119 and $5,051, respectively.

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

North America

The Company has been advised by the U.S. Environmental Protection Agency ("EPA") that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act
("CERCLA") or similar state laws at 54 federally defined Superfund or state equivalent sites. At 31 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

Because the Company's liability under such statutes may, as a technical matter, be imposed on a joint and several basis, the Company's liability may not necessarily be based on volumetric allocations and could be greater than the Company's estimates. Management believes, however, that its PRP status at these Superfund sites will not have a material adverse effect on the Company's business or financial condition because, based on the Company's experience, it is reasonable to expect that the liability will be roughly proportionate to its volumetric contribution of waste to the sites.

The Company currently has greater than 50% liability at only one Superfund site, discussed below. The Company recently paid its share at another site where it was a primary PRP, also discussed below. Other than these sites, the Company's volumetric allocation exceeds 5% at only five sites at which the Company's share of liability has not been paid as of March 31, 1997. The current volumetric allocation at these five sites averages 12.8%.

The Company is the primary PRP at the Brown's Battery Breaking Superfund site located in Pennsylvania. The site was operated by third-party owners in the 1960s and early 1970s. The EPA issued a Record of Decision ("ROD") in 1992 adopting an innovative technology advocated by the Company as the first alternative remedy, and traditional stabilization as the second alternative remedy. The Company has established its reserves based upon its estimates of the remediation cost. During fiscal 1997, the Company signed a consent decree and paid $3,000 of the EPA's $6,500 in past costs.

The Company was the primary PRP at the Wortham Lead Salvage State Superfund Site located in Texas, another site that was owned and operated by third parties.
The Company remediated the Wortham Site at a cost of $400, which was completed in the first quarter of fiscal year 1998. Post-closure activities are not expected to be significant.

The Company is also involved in the assessment and remediation of various other properties, including certain Company-owned or -operated facilities. Such assessment and remedial work is being conducted pursuant to a number of state and federal environmental laws and with varying degrees of involvement by state and federal authorities. Where reasonably estimable, the costs of such projects have been accrued in reserves established by the Company, as discussed below.
In addition, certain environmental matters concerning the Company are pending in federal and state courts or with regulatory agencies.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 1997, the amount of such reserves on the Company's balance sheet was $27,249. Of this amount, $25,589 was included in "Other Noncurrent Liabilities." Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

In 1993, the CNA Insurance Companies ("CNA") filed a declaratory judgment lawsuit in Delaware state court. CNA sought to have the court determine that CNA owed no duty to the Company for costs to defend environmental actions and to pay response costs, property damage and bodily injury claims resulting from environmental conditions. The Company vigorously defended this suit and sought to have the court determine that CNA and numerous other insurance carriers were required to defend the Company and to reimburse or indemnify it for certain response costs, property damage and bodily injury claims allegedly resulting from environmental conditions. In fiscal 1997, the Company reached settlement with most of the carriers in an amount aggregating $17,309. This settlement, which was reflected in cost of sales, offset certain legal costs that the Company incurred in fiscal 1997, as well as the elimination of $7,000 of legal fees deferred in fiscal 1996. Negotiations with the remaining insurance carrier is ongoing. Based upon the current status of these negotiations and after consultation with legal counsel, the Company recorded a $5,250 receivable during the fourth quarter of fiscal 1997. Legal counsel and management believe that such recovery is probable and anticipate that the ultimate recovery might be higher.

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

Certain facilities in France, Germany and Spain are not in compliance with certain limits contained in air and wastewater treatment discharge permits. In every case, the Company is working cooperatively with appropriate authorities to come into compliance. It is possible that the Company could be subject to fines or penalties with regard to these violations, although management believes any such fines/penalties will not be material. The cost to upgrade the facilities to attain compliance is not expected to be material. The violations are not expected to interfere with continued operations at the subject facilities.

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

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting market data to develop the estimates for fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

   . Cash and cash equivalents, accounts receivable and accounts payable--The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 1997.

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

   . Long-term debt--Borrowings under the U.S. and European Facilities Credit Agreements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

      Senior notes and senior subordinated debentures are traded occasionally in public markets.

      Interest rate protection agreements have no carrying value; however, if the Company were to terminate these agreements at March 31, 1997, the Company would be obligated to pay $1,181, based on quotes from financial institutions.

   . Lead forward and futures contracts--The contract value of the outstanding contracts at March 31, 1997, exceeds the estimated fair value by $1,426, based on quotes from brokers.

The carrying values and estimated fair values of the Company's long-term debt for which the amounts differ are as follows at March 31, 1997:

                                                                        Estimated
                                                          Carrying        Fair
                                                           Value          Value
                                                          --------      ---------
      10.00%   Senior Notes                               $300,000       $298,500
      10.75%   Senior Notes                                150,000        154,500
      12.25%   Senior Subordinated Debentures              101,187        103,400
       2.90%   Convertible Senior Subordinated Notes       298,295        222,824

15.  COMMITMENTS AND CONTINGENCIES:

In August 1996, a Portland, Oregon jury found that the Company infringed a patent relating to a device for inserting battery plates into battery separators, and awarded damages of $5,000. Later, the Court, acting on the jury's verdict, entered a judgment against the Company for $5,456. On April 28, 1997, the Court denied the Company's post-trial motions relating to the judgment. On May 16, 1997, the Company filed its Notice of Appeal. On May 21, 1997, plaintiffs filed a cross appeal. The Company, following consultation with its independent patent counsel, intends to vigorously prosecute the appeal. Management and legal counsel remain confident that the jury verdict and the court's judgment relating to the patent asserted at trial will be reversed and that the cross appeal is without merit and, therefore, shall be rejected. The Company anticipates receiving a decision on the appeal some time during the first quarter of 1998.

The Company is now or recently has been involved in several related lawsuits pending in state and federal courts in Alabama, North Carolina and South Carolina. These actions contain allegations that the Company sold old or used batteries as new batteries. One action that had been certified as a class action was later decertified by the Alabama Supreme Court and has now been dismissed. In another action, the judge directed a verdict in favor of the Company following presentation of the plaintiff's evidence. That case is now on appeal. The remaining actions seek compensatory and punitive damages and, in one case, injunctive relief. The Company disputes the material legal claims in these matters and intends to vigorously defend itself.

The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims or litigation to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations. In the fourth quarter of fiscal 1996, the Company paid $5,548 as a result of an unfavorable verdict from the U.S. Court of Appeals in a patent infringement matter. Such amount was recorded as Other expense (income), net.

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 1997, are:

          Fiscal Year                Operating      Capital
          -----------                ---------      -------
          1998                        $ 36,587      $ 3,398
          1999                          28,742        3,087
          2000                          20,101        2,764
          2001                          11,811        2,200
          2002                           8,411        2,035
          Thereafter                    31,234       18,668
                                      --------      -------
Total minimum payments                $136,886       32,152
                                      ========
Less - Interest on capital leases                    (9,798)
                                                    -------
Total principal payable on capital
 leases (included in Note 5)                        $22,354
                                                    =======

Rent expense amounted to $21,994, $47,837 and $52,701 for fiscal years 1995, 1996 and 1997, respectively.

The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business. In the aggregate, such commitments are not at prices in excess of current market.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the Company's unaudited quarterly consolidated results of operations for fiscal years 1996 and 1997:

                                                                  Fiscal Quarter Ended
                                                ------------------------------------------------------------
                                                July 2,        October 1,       December 31,       March 31,
                                                 1995            1995              1995             1996
                                                --------       ----------       -------------      ---------
Net sales                                       $432,320        $628,907          $719,929          $561,460
Gross profit                                      88,703         146,537           185,803           137,311
Income (loss) before
  extraordinary loss                             (14,678)         10,286            22,583           (17,252)
Net income (loss)                                (14,678)         10,286            12,995           (17,264)
Per share:
  Income (loss) before
    extraordinary loss                          $  (0.74)       $   0.51          $   1.10          $  (0.83)
  Extraordinary loss                                  --              --             (0.47)               --
                                                --------        --------          --------          --------
  Net income (loss)                             $  (0.74)       $   0.51          $   0.63          $  (0.83)
                                                ========        ========          ========          ========


                                                                   Fiscal Quarter Ended
                                              --------------------------------------------------------------
                                               June 30,    September 29,       December 29,        March 31,
                                                 1996          1996                1996              1997
                                              ----------   -------------       ------------        ---------
Net sales                                      $556,020      $587,403            $677,544          $512,263
Gross profit                                    130,701       155,816             179,174           129,585
Income (loss) before
  extraordinary loss                            (11,119)       11,691              26,205            (7,785)
Net income (loss)                               (11,119)       11,691              26,205           (10,552)
Per share:
  Income (loss) before
    extraordinary loss                         $  (0.53)     $   0.56            $   1.26          $  (0.37)
  Extraordinary loss                                 --            --                  --             (0.13)
                                               --------      --------            --------          --------
  Net income (loss)                            $  (0.53)     $   0.56            $   1.26          $  (0.50)
                                               ========      ========            ========          ========


Fully diluted earnings per share were $1.13 in the third quarter of fiscal 1997.

17.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

The Company is primarily engaged in one industry segment, namely, the manufacture, distribution and sale of lead acid batteries and related accessories. Financial information, summarized by geographic area, is as follows:

                                       North                                          Intercompany
                                      America          Europe         Other           Eliminations         Consolidated
                                   --------------   ------------    ----------      -----------------      ------------
Year ended March 31, 1996:
 Sales to unaffiliated
  customers                              $926,543     $1,416,073      $     --              $      --        $2,342,616

 Income (loss) before income
  taxes, minority interest and
  extraordinary loss
                                          (64,822)        71,552            --                     --             6,730


 Identifiable assets                      861,096      1,827,834       191,213               (168,714)        2,711,429
Year ended March 31, 1997:
 Sales to unaffiliated
  customers                              $872,985     $1,460,346      $     --              $    (101)       $2,333,230

 Income (loss) before income
  taxes, minority interest and
  extraordinary loss
                                             (891)        75,914            --                (40,000)           35,023


 Identifiable assets                      863,210      1,656,758       157,465               (238,938)        2,438,495

Other includes cash and cash equivalents, deferred tax assets, investments and deferred financing costs.

18.  SUBSEQUENT EVENTS:

On June 1, 1997, the Company announced that it had agreed to acquire three related German producers and marketers of SLI and industrial batteries, DETA Akkumularorenwerk GmbH, MAREG Accumulatoren GmbH, and FRIWO SILBERKRAFT GmbH (together "DETA") for approximately $35,000 plus assumed debt of approximately $68,000. The purchase price is subject to a postclosing adjustment based on the net equity of DETA as of May 31, 1997. DETA competes in most western European countries and is the largest supplier of SLI batteries to BMW in Germany. The transaction is subject to, among other things, the approval of appropriate governmental authorities.

In June 1997, certain of the Company's European subsidiaries established a receivables sale facility with a bank to sell selected trade accounts receivable of the Company, up to a maximum of $175,000. The initial proceeds are expected to be approximately $100,000 and will be used to repay a portion of borrowings under the European Facilities Agreement.

SCHEDULE II
                      EXIDE CORPORATION AND SUBSIDIARIES

     VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (Amounts in thousands)
     ---------------------------------------------------------------------


                                         Balance at       Additions                                     Balance
                                          Beginning      Charged to                                    at End of
                                          of Period        Expense      Write-offs      Other  (1)      Period
                                         ----------      ----------     ----------      ----------     ---------
Year ended March 31, 1997:
 Allowance for doubtful accounts           $45,350         $4,638        $ (7,531)       $(3,971)       $38,486
                                           =======         ======        ========        =======        =======
Year ended March 31, 1996:
 Allowance for doubtful accounts           $23,274         $4,016        $ (7,423)       $25,483        $45,350
                                           =======         ======        ========        =======        =======
Year ended March 31, 1995:
 Allowance for doubtful accounts           $ 4,846         $3,238        $(12,508)       $27,698        $23,274
                                           =======         ======        ========        =======        =======

(1) Represents primarily acquisitions of certain businesses in fiscal 1995 and 1996 and currency translation and disposition in fiscal 1997.