Form 10-Q
period 1997-06-29
EXIDE CORP
filed 1997-08-13
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                  For the fiscal quarter ended June 29, 1997

                        Commission File Number 1-11263


                               EXIDE CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                              23-0552730
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


1400 N. Woodward Ave., Bloomfield Hills, Michigan                  48304
-------------------------------------------------         ----------------------
(Address of principal executive offices)                         (Zip Code)


                                (248) 258-0080
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

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

  As of August 11, 1997, 21,385,278 shares of common stock were outstanding.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.      FINANCIAL INFORMATION
----------------------------------

Item 1.  Financial Statements (unaudited except for March 31, 1997
           Consolidated Balance Sheet).

               --       Condensed Consolidated Balance Sheets - -
                         June 29, 1997 and March 31, 1997.

               --       Condensed Consolidated Statements of Operations - -
                         for the three months ended June 29, 1997 and June 30, 1996.

               --       Consolidated Statements of Cash Flows - -
                         for the three months ended June 29, 1997 and June 30, 1996.

               --       Notes to Condensed Consolidated Financial Statements - -
                         June 29, 1997.

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


PART II.     OTHER INFORMATION
------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
                       None

Item 6.  Selected Financial Data

         6 (a).  Exhibits filed with this report.
                 Exhibit 11.1 - Computation of Per Share Earnings
                 Exhibit 27 - Financial Data Schedules


SIGNATURE
---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per-share data)

                                                                         June 29,              March 31,
                                                                           1997                  1997
                                                                       (Unaudited)
                                                                     ---------------        ---------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                         $        27,780        $        42,706
   Receivables, net of allowance for doubtful
         accounts of $38,851 and $38,486                                     536,970                569,683
   Inventories                                                               562,718                533,514
   Prepaid expenses and other                                                 20,385                 21,889
   Deferred income taxes                                                      26,797                 23,667
                                                                     ---------------        ---------------
               Total current assets                                        1,174,650              1,191,459
                                                                     ---------------        ---------------

PROPERTY, PLANT AND EQUIPMENT                                                796,973                797,772
   Less - Accumulated depreciation                                          (290,087)              (275,936)
                                                                     ---------------        ---------------
               Total property, plant and equipment, net                      506,886                521,836
                                                                     ---------------        ---------------

OTHER ASSETS:
   Goodwill, net                                                             573,683                596,254
   Investments in affiliates                                                  23,895                 24,016
   Deferred financing costs, net                                              25,954                 26,770
   Deferred income taxes                                                      39,656                 40,306
   Other                                                                      35,874                 37,854
                                                                     ---------------        ---------------
                                                                             699,062                725,200
                                                                     ---------------        ---------------

               Total assets                                          $     2,380,598        $     2,438,495
                                                                     ===============        ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                             $        19,691        $        16,123
   Current maturities of long-term debt                                       37,102                 37,488
   Accounts payable, trade                                                   224,586                236,889
   Accrued expenses                                                          242,241                270,519
                                                                     ---------------        ---------------
               Total current liabilities                                     523,620                561,019
                                                                     ---------------        ---------------

LONG-TERM DEBT                                                             1,271,251              1,236,071
                                                                     ---------------        ---------------

OTHER NONCURRENT LIABILITIES                                                 235,481                250,547
                                                                     ---------------        ---------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                             18,282                 19,448
                                                                     ---------------        ---------------

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value 60,000,000 shares authorized;
         21,336,067 and 21,336,757 shares issued and outstanding                 213                    213
   Additional paid-in capital                                                489,455                489,427
   Accumulated deficit                                                       (36,746)               (21,569)
   Notes receivable - stock award plan                                        (1,675)                (1,696)
   Unearned compensation                                                        (467)                  (516)
   Minimum pension liability adjustment                                       (4,993)                (4,993)
   Cumulative translation adjustment                                        (113,823)               (89,456)
                                                                     ---------------        ---------------
               Total stockholders' equity                                    331,964                371,410
                                                                     ---------------        ---------------

               Total liabilities and stockholders' equity            $     2,380,598        $     2,438,495
                                                                     ===============        ===============




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            (Amounts in thousands, except share and per-share data)


                                                                 For the Three Months Ended
                                                              ----------------------------------

                                                                 June 29,            June 30,
                                                                   1997               1996
                                                              --------------      --------------
NET SALES                                                     $      490,365      $      556,020

COST OF SALES                                                        366,057             425,319
                                                              --------------      --------------

         Gross profit                                                124,308             130,701
                                                              --------------      --------------

OPERATING EXPENSES:
   Selling, marketing and advertising                                 68,813              72,847
   General and administrative                                         31,157              39,589
   Goodwill amortization                                               4,118               4,552
                                                              --------------      --------------
                                                                     104,088             116,988
                                                              --------------      --------------

         Operating income                                             20,220              13,713

INTEREST EXPENSE                                                      29,264              30,756
OTHER EXPENSE (INCOME), net                                            2,251                (360)
                                                              --------------      --------------
         Income (loss) before income taxes,
          minority interest and extraordinary loss                   (11,295)            (16,683)


INCOME TAX PROVISION (BENEFIT)                                        (3,559)             (5,005)
                                                              --------------      --------------

         Income (loss) before minority
          interest and extraordinary loss                             (7,736)            (11,678)

MINORITY INTEREST                                                       (291)               (559)
                                                              --------------      --------------

         Income (loss) before extraordinary loss                      (7,445)            (11,119)

EXTRAORDINARY LOSS RELATED TO EARLY
   RETIREMENT OF DEBT, net of income tax
    benefit of $0                                                     (7,313)                - -
                                                              --------------      --------------

         Net income (loss)                                    $      (14,758)     $      (11,119)
                                                              ==============      ==============

NET INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE:
      Income (loss) before extraordinary loss                 $        (0.35)     $        (0.53)
      Extraordinary loss                                               (0.34)                - -
                                                              --------------      --------------
         Net income (loss)                                    $        (0.69)     $        (0.53)
                                                              ==============      ==============


WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                           21,246,700          20,824,419
                                                              ==============      ==============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)

                                                                                For the Three Months Ended
                                                                             ---------------------------------

                                                                                 June 29,           June 30,
                                                                                  1997               1996
                                                                             --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $      (14,758)     $     (11,119)
   Adjustments to reconcile net income (loss) to net
         cash used in operating activities -
         Depreciation and amortization                                               27,751             30,851
         Extraordinary loss                                                           7,313                - -
         Deferred income taxes                                                        1,657             (2,607)
         Original issue discount on notes                                             3,308              4,643
         Provision for losses on accounts receivable                                  1,701              1,800
         Minority interest                                                             (291)              (559)
   Changes in assets and liabilities excluding
        effects of acquisitions -
         Receivables                                                                 12,482            (12,676)
         Inventories                                                                (41,533)            (3,536)
         Prepaid expenses and other                                                   1,094               (602)
         Payables and accrued expenses                                              (37,337)           (41,030)
         Other, net                                                                  (1,662)           (12,552)
                                                                             --------------      -------------
               Net cash used in operating activities                                (40,275)           (47,387)
                                                                             --------------      -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of certain businesses                                                   - -             (3,562)
   Capital expenditures                                                             (17,176)           (16,229)
   Proceeds from sale of assets                                                         556             16,313
                                                                             --------------      -------------
               Net cash used in investing activities                                (16,620)            (3,478)
                                                                             --------------      -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                                                  4,080              7,632
   Borrowings under U.S. Credit Agreement                                           122,500             38,000
   Borrowings under Former European Facilities Agreement                                - -              2,856
   Repayment of European Facilities Agreement                                       (73,218)               - -
   Issuance of 9.125% Senior Notes                                                  102,130                - -
   Retirement of 12.25% Senior Subordinated Notes                                  (104,096)               - -
   Decrease in other debt                                                            (3,619)            (8,910)
   Dividends paid                                                                      (419)              (418)
   Debt issuance costs                                                               (4,167)              (468)
                                                                             --------------      -------------
               Net cash provided by financing activities                             43,191             38,692
                                                                             --------------      -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
         CASH EQUIVALENTS                                                            (1,222)              (996)
                                                                             --------------      -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (14,926)           (13,169)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       42,706             47,259
                                                                             --------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $       27,780      $      34,090
                                                                             ==============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for -
       Interest (net of amount capitalized)                                  $       36,583      $      37,917
       Income taxes                                                          $        1,514      $       1,887


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 29, 1997
            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)


  (1)  BASIS OF PRESENTATION
  --------------------------

  The condensed consolidated financial statements include the accounts of Exide Corporation (the "Company") and all of its majority-owned subsidiaries. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1997 for further information.

  The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited (except for Balance Sheet information presented at March 31, 1997). In the opinion of management, the accompanying condensed financial information reflects all adjustments necessary to present fairly the results of operations and financial position for the periods presented.

  Fully diluted earnings (loss) per share on Income (loss) before extraordinary loss and on Net income (loss) for the three months ended June 29, 1997 and the comparable period in fiscal 1997 were antidilutive.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

  (2)  ACQUISITIONS AND DIVESTITURES
  ----------------------------------

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

  In June 1996, the Company sold certain assets related to its battery separator division of Evanite Fiber Corporation ("Evanite") for $13,000 in cash. In December 1996, the Company sold substantially all of the remaining net assets of Evanite for approximately $23,000 (subject to final adjustments). The gain on these transactions of approximately $8,300 was included in Other expense (income), principally in the fiscal quarter ending December 29, 1996.

  (3)  INVENTORIES
  ----------------

                                          June 29,          March 31,
                                            1997               1997
                                      --------------      -------------
            Raw materials             $      107,323      $     117,038

            Work-in-process                   72,439             70,805

            Finished goods                   382,956            345,671
                                      --------------      -------------
                                      $      562,718      $     533,514
                                      ==============      =============

  At June 29, 1997 and March 31, 1997, inventories valued by the LIFO method were approximately 32% and 33% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $545,651 and $516,447 at June 29, 1997 and March 31, 1997, respectively. The carrying amount of inventories on a LIFO basis exceeds replacement cost. LIFO inventories reflect the fair value of inventories as of August 31, 1989, when all of the outstanding common shares of the Company were acquired in a leverage buyout, as inventories subsequently produced cost less to manufacture. The Company believes that no write-down of the carrying amount of inventories to replacement cost is necessary, as no loss will be realized upon their final sale.


  (4)  RECEIVABLES SALE AGREEMENT
  -------------------------------

  In June 1997, certain of the Company's European subsidiaries established a multicurrency receivables sale facility with a financial institution to sell selected trade accounts of the Company, up to a maximum of approximately U.S. $175,000. In July 1997, proceeds from the initial sale of $112,500 were used to repay a portion of borrowings under the European Facilities Agreement.


  (5)  SHORT-TERM BORROWINGS
  --------------------------

  At June 29, 1997 and March 31, 1997, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's foreign subsidiaries. These borrowings are secured by receivables, inventories or property. These facilities, which are typically for one year renewable terms, generally bear interest at the current market rates plus up to 1%. As of June 29, 1997 and March 31, 1997, the weighted average interest rate on these borrowings was 12.71% and 12.0%, respectively.

  (6)    LONG-TERM DEBT
  ---------------------

  Following is a summary of the Company's long-term debt at June 29, 1997 and March 31, 1997:

                                                               June 29,         March 31,
                                                                 1997             1997
                                                             ------------     ------------
  U.S. Credit Agreement borrowings primarily at
      LIBOR plus 2.5% at June 29, 1997 (8.7%),
      and at March 31, 1997 (8.2%)                           $    139,500     $     17,000

  9.125% Senior Notes, due April 15, 2004                         100,628              - -

  10% Senior Notes, due April 15, 2005                            300,000          300,000

  10.75% Senior Notes, due December 15, 2002                      150,000          150,000

  12.25% Senior Subordinated Deferred Coupon
      Debentures, due December 15, 2004                             1,781          101,187

  Convertible Senior Subordinated Notes,
      due December 15, 2005                                       300,389          298,295

  European Facilities Agreement, borrowings
      primarily at LIBOR plus 1.5% (ranging from
      4.8% to 9.1% at June 29, 1997 and from 4.8%
      to 10.0% at March 31, 1997)                                 269,462          356,865

  Other, primarily capital lease obligations at
      interest rates ranging from 3.7% to 11.2%
      due in installments through 2015                             46,593           50,212
                                                             ------------     ------------
                                                                1,308,353        1,273,559

  Less - Current maturities                                        37,102           37,488
                                                             ------------     ------------
                                                             $  1,271,251     $  1,236,071
                                                             ============     ============


  Borrowings under the European Facilities Agreement bear interest at local market rates (comparable to LIBOR) plus a margin of 1.5% per annum (increased to 2% in connection with the funding of the European Receivables Sale Agreement in July 1997), reducing in 0.25% increments beginning after one year to 1.0% so long as the European borrowing group, as defined, meets and maintains certain interest coverage and leverage tests.

  Borrowings under the European Facilities Agreement are supported by guarantees of most of the Company's European subsidiaries and are secured by pledges of the stock of the Company's Euro Exide, CEAc and Tudor subsidiaries. The European Facilities Agreement contains a number of financial and other covenants customary for such agreements including restrictions on new indebtedness, liens, minimum net worth, leverage rates, acquisitions, and capital expenditures.

  On April 23, 1997, the Company issued 175 million Deutsche mark (U.S. $102.1 million) 9.125% Senior Notes due on April 15, 2004. The Company used the funds to repay indebtedness under the European Facilities Agreement.

  On May 7, 1997, the Company redeemed $108.1 million (face value) of its outstanding 12.25% Zero-Coupon Bonds for $104.1 million. The Company financed the tender offer through borrowings under the U.S. Credit Agreement, $50 million of which was from the new Tranche D variable rate term loan and the balance was financed with borrowings from the revolver. This redemption resulted in an extraordinary loss of $6,411 related to the write-off of unamortized deferred financing costs and the premium paid associated with the early extinguishment of substantially all of the 12.25% Senior Subordinated Deferred Coupon Debentures. No income tax benefit on the extraordinary loss was recognized.

  In June 1997, the Company entered into a series of bond swap agreements for $13,150 (principal amount) of its 10% Senior Notes. Under the agreements, the Company pays LIBOR plus 1.75% to a counterparty and receives from the counterparty the fixed coupon rate payments made by the Company. At the end of the agreements, the counterparty is guaranteed repayment of its open market purchase price of the Notes which exceeded face value by $653. This debt modification was accounted for as an extinguishment of debt, and the related write-off of unamortized deferred financing costs along with the premium paid by the counterparty resulted in an extraordinary loss of $902. No income tax benefit on the extraordinary loss was recognized.

  See Note 5 of the Notes to Consolidated Financial Statements included in the Company's March 31, 1997 Form 10-K for further information regarding the Company's long-term debt.


  (7)  PROSPECTIVE ACCOUNTING CHANGE
  ----------------------------------
  In fiscal 1998, the Company is required to adopt the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the disclosure of "basic" and "diluted" earnings per share. For the three months ended June 29, 1997 and June 30, 1996, basic earnings per share before extraordinary loss under SFAS No. 128 would be $(0.35) and $(0.53), respectively, and basic earnings per share (after extraordinary loss) would be $(0.69) and $(0.53), respectively. Diluted earnings per share is the same as basic earnings per share.


  (8)  ENVIRONMENTAL MATTERS
  --------------------------

  The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, processing, recycling, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to the monitoring of employee health in North America and, to a lesser extent, in Europe. Except as disclosed in Note 13 of Notes to Consolidated Financial Statements included in the Company's March 31, 1997 Form 10-K or herein, the Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

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

  Because the Company's liability under such statutes may, as a technical matter, be imposed on a joint and several basis, the Company's liability may not necessarily be based on volumetric allocations and could be greater than the Company's estimates. Management believes, however, that its PRP status at these Superfund sites will not have a material adverse affect on the Company's business or financial condition because, based on the Company's experience, it is reasonable to expect that the liability will be roughly proportionate to its volumetric contribution of waste to the sites.

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

  In fiscal 1997, the Company settled environmental impairment claims with several carriers in an amount aggregating $17,309. This settlement, which was reflected in cost of sales, offset certain legal costs that the Company incurred in fiscal 1997, as well as the elimination of $7,000 of legal fees deferred in fiscal 1996. Negotiations with the remaining insurance carriers are ongoing.

  The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of June 29, 1997, the amount of such reserves on the Company's balance sheet was $25,687. Of this amount, $24,043 was included in Other Noncurrent Liabilities. Because environmental liabilities are not accrued until the liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

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

  Certain facilities in France, Germany and Spain are not in compliance with certain limits contained in air and wastewater treatment discharge permits. In every case, the Company is working cooperatively with appropriate authorities to come into compliance. It is possible that the Company could be subject to fines or penalties with regard to these violations, although management believes any such fines / penalties will not be material. The cost to upgrade the facilities to attain compliance is not expected to be material. The violations are not expected to interfere with continued operations at the subject facilities.

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


  (9)  COMMITMENTS AND CONTINGENCIES
  ----------------------------------

  In August 1996, a Portland, Oregon jury found that the Company infringed a patent relating to a device for inserting battery plates into battery separators, and awarded damages of $5,000. Later, the Court, acting on the jury's verdict, entered a judgment against the Company for $5,456. On April 28, 1997, the Court denied the Company's post-trial motions relating to the judgment. On May 16, 1997, the Company filed its Notice of Appeal. On May 21, 1997, plaintiffs filed a cross appeal. The Company, following consultation with its independent patent counsel, intends to vigorously prosecute the appeal. Management and legal counsel remain confident that the jury verdict and the court's judgment relating to the patent asserted at trial will be reversed and that the cross appeal is without merit and, therefore, shall be rejected. The Company anticipates receiving a decision on the appeal some time during fiscal 1998.

  The Company is now or recently has been involved in several related lawsuits pending in state and federal courts in Alabama, North Carolina and South Carolina. These actions contain allegations that the Company sold old or used batteries as new batteries. One action that had been certified as a class action was later decertified by the Alabama Supreme Court and has now been dismissed. In another action, the judge directed a verdict in favor of the Company following presentation of the plaintiff's evidence. That case is now on appeal. On August 11, 1997, the Company's motion for summary judgment was granted on another one of these cases. The remaining actions seek compensatory and punitive damages and, in one case, injunctive relief. The Company disputes the material legal claims in these matters and intends to vigorously defend itself.

  The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims or litigation to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations.

  The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business. In the aggregate, such commitments are not at prices significantly in excess of current market.


  (10)  SUBSEQUENT EVENTS
  ----------------------

  On July 30, 1997, the Company acquired three related German producers and marketers of SLI and industrial batteries, DETA Akkumulatorenwerk GmbH, MAREG Accumulatoren GmbH, and FRIWO SILBERKRAFT GmbH (together "DETA") for approximately $33,000 plus assumed debt of approximately $57,000. DETA, which competes in most western European countries and is the largest supplier of SLI batteries to BMW in Germany, had revenues in excess of Deutsche mark 300,000 (approximately U.S. $200,000) in calendar 1996.

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


  Results of Operations

  Three months ended June 29, 1997 compared with the three months ended June 30, 1996.

  Net sales decreased $65.7 million, or 11.8%, to $490.4 million in the first quarter of fiscal 1998 compared with fiscal 1997. The decrease was principally attributable to the impact of changes in foreign exchange rates ($37.1 million), the fiscal 1997 divestiture of Evanite ($11.3 million) and lower automotive and industrial sales volume partially offset by product mix. Industrial battery sales (included above) for the quarter ended June 29, 1997 were $152.8 million versus $169.2 million for the quarter ended June 30, 1996.

  Gross profit decreased $6.4 million while gross profit margin increased by 1.9 percentage points in the first quarter of fiscal 1998 versus the first quarter of fiscal 1997. The decrease in gross profit and related increase in the gross profit margin were principally attributable to the effect of changes in foreign exchange rates ($11.2 million), the absence of Evanite ($3.6 million) and lower sales volume (discussed above) offset by improved product mix, including the new NASCAR line, and manufacturing cost reductions related to the European rationalization / consolidation process.

  Operating expenses decreased $12.9 million, or 11.0% in the fiscal quarter ended June 29, 1997 versus the comparable period in fiscal 1997, primarily due to the impact of changes in foreign exchange rates ($9.4 million) and headcount reductions associated with the European rationalization / consolidation strategy.

  Operating income increased $6.5 million, or 47.5%, primarily as a result of the matters discussed above.

  Interest expense decreased $1.5 million, or 4.9% primarily due to the effect of changes in foreign exchange rates.

  Other income/expense, net was $2.3 million expense for the fiscal quarter ended June 29, 1997 versus $0.4 million income for the comparable period in fiscal 1997. This $2.7 million change principally relates to a $1.0 million net currency loss in the first quarter of fiscal 1998 versus a $0.4 million net currency gain in the first quarter of fiscal 1997 and the inclusion of a $0.9 million gain on the sale of certain assets related to Evanite's battery separator product line in the first quarter of fiscal 1997.

  Net income (loss) decreased $3.6 million, primarily as a result of the matters discussed above, and the recognition of a $7.3 million extraordinary loss in fiscal 1998 related to the early retirement of debt (see Note 6 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein).


  Liquidity and Capital Resources

  The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs, obligations on its indebtedness and capital expenditures. In addition, the Company has paid cash dividends of $.02 per share on the common stock in each completed quarter following its initial public offering. Historically, the Company has met these liquidity requirements through cash flows generated from operating activities and with borrowed funds and the proceeds of sales of accounts receivable. The Company is party to a U.S. receivables purchase agreement under which the other party has committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million. Effective July 10, 1997 the Company entered into a European receivables purchase agreement under which a financial institution has committed (subject to certain exceptions) to purchase selected accounts receivable of Exide's subsidiaries in France, Germany, Italy, Spain and the U.K., up to a maximum commitment of approximately $175 million. Due to the seasonal demands of the battery industry, the Company builds inventory in advance of the typically stronger selling periods during the fall and winter. The Company's greatest cash demands from operations occur during the months of June through October. During fiscal 1998 and beyond the Company also expects to meet its liquidity requirements in the same manner.

  Funds used in operations were $(40.3) million and $(47.4) million for the three months ended June 29, 1997 and June 30, 1996, respectively. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. In the next several years, the Company will continue to complete the closure of various European plants which will necessitate cash payments for severance, etc. While the Company believes that a large portion of its cash requirements for its European plant consolidation activities will be generated from operations, it has substantial liquidity and capital resources through its European Facilities Agreement and European Receivables Purchase Agreement and also has substantial borrowing availability under its U.S. Credit Agreement. The Company's capital expenditures were $17.2 million and $16.2 million in the three months ended June 29, 1997 and June 30, 1996, respectively. The U.S. Credit Agreement and the European Facilities Agreement restrict the amount of capital expenditures which may be made by the Company and its subsidiaries. The Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit agreements.

  On April 23, 1997, the Company issued 175 million Deutsche mark (U.S. $102.1 million) 9.125% Senior Notes due on April 15, 2004. The Company used the funds to repay indebtedness under the European Facilities Agreement.

  On May 7, 1997, the Company redeemed $108.1 million (face value) of its outstanding 12.25% Zero-Coupon Bonds for $104.1 million. The Company financed the tender offer through borrowings under the U.S. Credit Agreement, $50 million of which was from the new Tranche D variable rate term loan and the balance was financed with borrowings from the revolver.

  As of June 29, 1997, the Company had $150.6 million outstanding on its U.S. Credit Agreement, including letters of credit, and $278.6 million was outstanding under the European Facilities Agreement, including letters of credit. Obligations under the U.S. Credit Agreement and the European Facilities Agreement bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Company has two interest rate collar agreements which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreements effectively limit the LIBOR base interest rate on $100.0 million of borrowings under the U.S. Credit Agreement to no more than 8% through December 30, 1997. If interest rates fall below certain levels, Exide is required to make payments to the counterparties under the agreements. Additionally, the Company entered into a series of bond swap agreements which effectively converted $51.1 million (principal amount) of the 10% and 10.75% Senior Notes into a variable LIBOR interest rate through April 15, 2000 and December 15, 1999, respectively. The Company has the right to terminate the $51.1 million bond swap agreements at any time before maturity. See Note 6 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.

  On July 10, 1997 the Company received proceeds of $112.5 million pursuant to its initial sale of receivables under the European Receivables Purchase Agreement. The Company used the funds to repay indebtedness under the European Facilities Agreement. Concurrent with the Receivables Purchase Agreement, on July 10, 1997, the European Facilities Agreement was amended to reduce the maximum commitment to 1,718 million French francs (U.S. $290 million) from the original 2,569 million French francs (U.S. $434 million) and change the variable interest rate on local market borrowings (comparable to LIBOR) to a margin of 2% per annum.

  On July 30, 1997, the Company acquired DETA for 60 million Deutsche mark (U.S. $33.0 million), in addition to assuming debt of 105 million Deutsche mark (approximately U.S. $57.0 million). The majority of such consideration was financed through the European Facilities Agreement. See Note 10 of the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.

  As of June 29, 1997, the Company had $49.1 million available under its U.S. Credit Agreement and, after consideration of the July transactions above, $42.8 million of borrowing availability under the Company's European and Canadian Facilities Agreements.

  In July and August 1997, the Company entered into certain foreign exchange forward contracts with a notional value of $30.4 million in various European currencies to hedge foreign currency transaction exposures.

  The Company believes it has adequate reserves for offsite and onsite environmental remediation costs.

  As of June 29, 1997, the Company has significant NOL carryforwards in Europe and in the United States which may be available, subject to certain restrictions, to offset future U.S. and European taxable income.

                                   SIGNATURE
                                   ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          EXIDE CORPORATION



  Date:  August 13, 1997                  By:  /s/ Alan E. Gauthier
       -------------------                     -----------------------------
                                               Alan E. Gauthier
                                               Executive Vice President,
                                               Chief Financial Officer
                                               (Authorized Signatory)