Form 10-Q
period 1997-03-31
EXIDE CORP
filed 1997-11-12
CIK 813781

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10 - Q


                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the fiscal quarter ended September 28, 1997

                        Commission File Number 1 - 11263


                               EXIDE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   23-0552730
   -------------------------------                 ----------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification Number)


1400 N. Woodward Ave., Bloomfield Hills, Michigan              48304
-------------------------------------------------     -----------------------
  (Address of principal executive offices)                   (Zip Code)


                                (248) 258-0080
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X       No
                         ----------      ---------


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

        As of November 10, 1997, 21,325,863 shares of common stock were outstanding.

--------------------------------------------------------------------------------

                       EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION
-------------------------------------

Item 1.  Financial Statements (unaudited except for March 31, 1997
           Consolidated Balance Sheet).

               --       Condensed Consolidated Balance Sheets - -
                         September 28, 1997 and March 31, 1997.

               --       Consolidated Statements of Operations - -
                         for the three and six months ended September 28, 1997 and for the three and six months ended September 29, 1996.

               --       Consolidated Statements of Cash Flows - -
                         for the six months ended September 28, 1997 and September 29,1996.

               --       Notes to Condensed Consolidated Financial Statements - -
                         September 28, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.        OTHER INFORMATION
---------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Selected Financial Data

         6 (a).  Exhibits filed with this report.
                 Exhibit 11.1 - Computation of Per Share Earnings
                 Exhibit 27 - Financial Data Schedule


SIGNATURE
---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per-share data)



                                                  September 28,      March 31,
                                                      1997             1997
                                                   (Unaudited)
                                                  -------------     -----------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                      $      31,878     $   42,706
   Receivables, net of allowance for doubtful
         accounts of $39,115 and $38,486                518,451        569,683
   Inventories                                          577,140        533,514
   Prepaid expenses and other                            22,086         21,889
   Deferred income taxes                                 24,391         23,667
                                                  -------------     ----------
               Total current assets                   1,173,946      1,191,459
                                                  -------------     ----------

PROPERTY, PLANT AND EQUIPMENT                           902,084        797,772
   Less - Accumulated depreciation                     (313,571)      (275,936)
                                                  -------------     ----------
               Total property, plant and
                equipment, net                          588,513        521,836
                                                  -------------     ----------
OTHER ASSETS:
   Goodwill, net                                        614,272        596,254
   Investments in affiliates                             24,826         24,016
   Deferred financing costs, net                         25,010         26,770
   Deferred income taxes                                 37,743         40,306
   Other                                                 42,538         37,854
                                                  -------------     ----------
                                                        744,389        725,200
                                                  -------------     ----------
       Total assets                               $   2,506,848     $2,438,495
                                                  =============     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                          $      25,155     $   16,123
   Current maturities of long-term debt                  31,885         37,488
   Accounts payable, trade                              229,721        236,889
   Accrued expenses                                     331,683        270,519
                                                  -------------     ----------
       Total current liabilities                        618,444        561,019
                                                  -------------     ----------

LONG-TERM DEBT                                        1,250,318      1,236,071
                                                  -------------     ----------

OTHER NONCURRENT LIABILITIES                            279,933        250,547
                                                  -------------     ----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                        20,189         19,448
                                                  -------------     ----------
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value 60,000,000
    shares authorized; 21,324,539
    and 21,336,757 shares issued and
    outstanding                                             213            213
   Additional paid-in capital                           489,684        489,427
   Accumulated deficit                                  (30,464)       (21,569)
   Notes receivable - stock award plan                   (1,609)        (1,696)
   Unearned compensation                                   (419)          (516)
   Minimum pension liability adjustment                  (4,993)        (4,993)
   Cumulative translation adjustment                   (114,448)       (89,456)
                                                  -------------     ----------
               Total stockholders' equity               337,964        371,410
                                                  -------------     ----------
               Total liabilities and
                stockholders' equity              $   2,506,848     $2,438,495
                                                  =============     ==========



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            (Amounts in thousands, except share and per-share data)


                                                    For the Three Months Ended               For the Six Months Ended
                                                 -------------------------------       --------------------------------------

                                                 September 28,      September 29,      September 28,            September 29,
                                                     1997               1996               1997                     1996
                                                 -------------      -------------      -------------            -------------
NET SALES                                        $     552,389      $     587,403      $   1,042,754            $   1,143,423

COST OF SALES                                          404,043            431,587            770,100                  856,906
                                                 -------------      -------------      -------------            -------------

         Gross profit                                  148,346            155,816            272,654                  286,517
                                                 -------------      -------------      -------------            -------------
OPERATING EXPENSES:
   Selling, marketing and advertising                   69,906             66,033            138,719                  138,880
   General and administrative                           31,876             33,347             63,033                   72,936
   Goodwill amortization                                 4,283              4,786              8,401                    9,338
                                                 -------------      -------------      -------------            -------------
                                                       106,065            104,166            210,153                  221,154
                                                 -------------      -------------      -------------            -------------

         Operating income                               42,281             51,650             62,501                   65,363

INTEREST EXPENSE                                        27,834             30,701             57,098                   61,457
OTHER EXPENSE, net                                       1,426                953              3,677                      593
                                                 -------------      -------------      -------------            -------------
         Income before income taxes,
          minority interest and
          extraordinary loss                            13,021             19,996              1,726                    3,313

INCOME TAX PROVISION                                     5,085              8,614              1,526                    3,609
                                                 -------------      -------------      -------------            -------------
         Income (loss) before minority
          interest and extraordinary loss                7,936             11,382                200                     (296)

MINORITY INTEREST                                         (218)              (309)              (509)                    (868)
                                                 -------------      -------------      -------------            -------------
         Income before extraordinary loss                8,154             11,691                709                      572

EXTRAORDINARY LOSS RELATED TO EARLY
   RETIREMENT OF DEBT, net of income tax
    benefit of $768 for the three and six
    months ended September 28, 1997                     (1,445)                --             (8,758)                      --
                                                 -------------      -------------      -------------            -------------
         Net income (loss)                       $       6,709      $      11,691      $      (8,049)           $         572
                                                 =============      =============      =============            =============

NET INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE:
      Income before extraordinary loss           $        0.38      $        0.56      $        0.03            $        0.03
      Extraordinary loss                                 (0.07)                --              (0.41)                      --
                                                 -------------      -------------      -------------            -------------
         Net income (loss)                       $        0.31      $        0.56      $       (0.38)           $        0.03
                                                 =============      =============      =============            =============

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING             21,680,806         20,831,086         21,463,753               20,827,766
                                                 =============      =============      =============            =============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)

                                                                   For the Six Months Ended
                                                               --------------------------------

                                                               September 28,      September 29,
                                                                    1997               1996
                                                               --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $     (8,049)      $        572
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities -
         Depreciation and amortization                                55,359             58,457
         Extraordinary loss                                            8,758                 --
         Deferred income taxes                                         3,253              2,036
         Original issue discount on notes                              5,528              9,473
         Provision for losses on accounts receivable                   1,685              1,575
         Minority interest                                              (509)              (868)
   Changes in assets and liabilities excluding
      effects of acquisitions -
         Receivables                                                  43,697            (53,891)
         Inventories                                                 (29,306)            21,092
         Prepaid expenses and other                                     (662)             5,381
         Payables and accrued expenses                                27,764            (35,128)
         Other, net                                                      849                313
                                                                ------------       ------------
           Net cash provided by operating activities                 108,367              9,012
                                                                ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of certain businesses                                (32,920)            (8,928)
   Capital expenditures                                              (42,589)           (49,529)
   Proceeds from sale of assets                                        2,058             15,923
                                                                ------------       ------------
           Net cash used in investing activities                     (73,451)           (42,534)
                                                                ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                                   9,603              9,580
   Borrowings under U.S. Credit Agreement                            115,875             18,000
   Borrowings under Former European Facilities Agreement                  --             10,863
   Repayment of European Facilities Agreement                        (93,032)                --
   Repayment of European term loans                                       --             (3,254)
   Repayment of Acquired Debt                                        (64,644)                --
   Issuance of 9.125% Senior Notes                                   102,130                 --
   Retirement of 12.25% Senior Subordinated Notes                   (104,096)                --
   Decrease in other debt                                             (2,429)            (7,620)
   Dividends paid                                                       (846)              (836)
   Debt issuance costs                                                (6,980)            (1,001)
                                                                ------------       ------------
           Net cash provided by (used in) financing activities       (44,419)            25,732
                                                                ------------       ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
       CASH EQUIVALENTS                                               (1,325)            (1,022)
                                                                ------------       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (10,828)            (8,812)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        42,706             47,259
                                                                ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     31,878       $     38,447
                                                                ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for -
       Interest (net of amount capitalized)                     $     43,633       $     46,061
       Income taxes                                             $      1,765       $     10,501

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1997
            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)


(1)  BASIS OF PRESENTATION, ETC.
--------------------------------

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

Fully diluted earnings (loss) per share on Income (loss) before extraordinary loss and on Net income (loss) for the three and six months ended September 28, 1997 and the comparable period in fiscal 1997 were antidilutive.

During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for public companies. This statement is effective for both interim and annual periods ending after December 15, 1997. Adoption of this statement for the Company will occur in the third fiscal quarter of fiscal 1998 and earlier periods presented will be restated. The EPS as currently reported is essentially the same as Basic EPS required by the standard. The newly required Diluted EPS is not materially different than Basic EPS.

In the second quarter of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will be required to adopt these new standards in fiscal 1999 and restate prior years presented. The Company has not determined the effect of adopting these new pronouncements on the consolidated financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)  ACQUISITIONS AND DIVESTITURES
----------------------------------

In July 1997, the Company acquired three related German producers and marketers of starter, lighting and ignition ("SLI") batteries and Industrial batteries, DETA Akkumulatorenwerk GmbH, MAREG Accumulatoren GmbH, and FRIWO SILBERKRAFT GmbH (together "DETA") for approximately $34,000 plus assumed debt of approximately $64,600. This acquisition was accounted for as a purchase. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. This acquisition resulted in goodwill of approximately $22,100.

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

(3)  INVENTORIES
----------------


                                  September 28,        March 31,
                                      1997               1997
                                -----------------   --------------
      Raw materials               $     130,741     $    117,038

      Work-in-process                    79,404           70,805

      Finished goods                    366,995          345,671
                                  -------------   --------------
                                  $     577,140     $    533,514
                                  =============   ==============


At September 28, 1997 and March 31, 1997, inventories valued by the LIFO method were approximately 28% and 33% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $560,073 and $516,447 at September 28, 1997 and March 31, 1997, respectively. The carrying amount of inventories on a LIFO basis exceeds replacement cost. LIFO inventories reflect the fair value of inventories as of August 31, 1989, when all of the outstanding common shares of the Company were acquired in a leveraged buyout, as inventories subsequently produced cost less to manufacture. The Company believes that no write-down of the carrying amount of inventories to replacement cost is necessary, as no loss will be realized upon their final sale.

(4)  RECEIVABLES SALE AGREEMENT
-------------------------------

In June 1997, certain of the Company's European subsidiaries established a multicurrency receivables sale facility with a financial institution to sell selected trade accounts of the Company, up to a maximum of $175,000. The net proceeds from the sale of accounts receivable (approximately $102,000 at September 28, 1997) were used to repay a portion of borrowings under the European Facilities Agreement.

(5)  SHORT-TERM BORROWINGS
--------------------------

At September 28, 1997 and March 31, 1997, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's non-U.S. subsidiaries. Some of these borrowings are secured by receivables, inventories or property. These facilities, which are typically for one year renewable terms, generally bear interest at the current market rates plus up to 1%. As of September 28, 1997 and March 31, 1997, the weighted average interest rate on these borrowings was 11.4% and 12.0%, respectively.

(6)  LONG-TERM DEBT
-------------------

Following is a summary of the Company's long-term debt at September 28, 1997 and March 31, 1997:

                                                     September 28,     March 31,
                                                         1997            1997
                                                     -------------   -----------
U.S. Credit Agreement borrowings primarily at
   LIBOR plus 2.5% at September 28, 1997
   (8.7%), and March 31, 1997 (8.2%)                    $  132,875    $   17,000

9.125% Senior Notes, due April 15, 2004                     99,480            --

10% Senior Notes, due April 15, 2005                       300,000       300,000

10.75% Senior Notes, due December 15, 2002                 150,000       150,000

12.25% Senior Subordinated Deferred Coupon
   Debentures, due December 15, 2004                         1,835       101,187

Convertible Senior Subordinated Notes,
   due December 15, 2005                                   302,555       298,295

European Facilities Agreement, borrowings
   primarily at LIBOR plus 2.0% (ranging from
    4.8% to 9.1% at September 28, 1997 and
    from 4.8% to 10.0% at March 31, 1997)                  247,675       356,865

Other, primarily capital lease obligations at
   interest rates ranging from 3.7% to 7.7%
   due in installments through 2015                         47,783        50,212
                                                        ----------    ----------
                                                         1,282,203     1,273,559

Less - Current maturities                                   31,885        37,488
                                                        ----------    ----------
                                                        $1,250,318    $1,236,071
                                                        ==========    ==========

Borrowings under the European Facilities Agreement bear interest at local market rates (comparable to LIBOR) plus a margin of 1.5% per annum (increased to 2.0% in connection with the funding of the European Receivables Sale Agreement in July 1997), reducing in 0.25% increments beginning after one year to 1.0% so long as the European borrowing group, as defined, meets and maintains certain interest coverage and leverage tests.

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

On July 10, 1997, the European Facilities Agreement was amended to reduce the maximum commitment to 1,718 million French francs (U.S. $290,000) from the original 2,569 French francs (U.S. $434,000). The write-off of the related unamortized deferred financing costs associated with this early retirement of debt resulted in an extraordinary loss of $1,364 (net of income tax benefit of $768).

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

On May 7, 1997, the Company redeemed $108,119 (face value) of its outstanding 12.25% Zero-Coupon Bonds for $104,095. The Company financed the tender offer through borrowings under the U.S. Credit Agreement, $50,000 of which was from the new Tranche D variable rate term loan and the balance from the revolver. This redemption resulted in an extraordinary loss of $6,492 related to the write-off of unamortized deferred financing costs and the premium paid associated with the early extinguishment of substantially all of the 12.25% Senior Subordinated Deferred Coupon Debentures. No income tax benefit on the extraordinary loss was recognized.

On April 23, 1997, the Company issued 175 million Deutsche mark (U.S. $102,130) 9.125% Senior Notes due on April 15, 2004. The Company used the funds to repay indebtedness under the European Facilities Agreement.

At September 28, 1997, the Company was in compliance with all covenants related to its existing debt.

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

North America
-------------

The Company has been advised by the U.S. Environmental Protection Agency ("EPA") that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 56 federally defined Superfund or state equivalent sites. At 33 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

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

During the third and fourth quarters of fiscal 1997, the Company finalized the settlement of environmental impairment claims with several insurance carriers in an amount aggregating $17,309. This settlement, which was reflected in cost of sales, offset certain legal costs that the Company incurred in fiscal 1997, as well as the elimination of $7,000 of legal fees deferred in fiscal 1996.

The Company has reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of September 28, 1997, the amount of such reserves on the Company's balance sheet was $35,921. Of this amount, $34,288 was included in Other Noncurrent Liabilities. Because environmental liabilities are not recorded until the liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and future adjustments to the reserves are possible.

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

(8)  COMMITMENTS AND CONTINGENCIES
----------------------------------

In August 1996, a Portland, Oregon jury found that the Company infringed a patent relating to a device for inserting battery plates into battery separators, and awarded damages of $5,000. Later, the Court, acting on the jury's verdict, entered a judgment against the Company for $5,456. On April 28, 1997, the Court denied the Company's post-trial motions relating to the judgment. On May 16, 1997, the Company filed its Notice of Appeal. On May 21, 1997, plaintiffs filed a cross appeal. The Company is vigorously prosecuting the appeal. Management and its independent patent counsel remain confident that the jury verdict and the court's judgment relating to the patent asserted at trial will be reversed and that the cross appeal is without merit and, therefore, shall be rejected. The Company anticipates receiving a decision on the appeal during fiscal 1998.

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

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

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


  Results of Operations

  Three months ended September 28, 1997 compared with the three months ended September 29, 1996.

  Net sales decreased $35.0 million, or 6.0%, to $552.4 million in the second quarter of fiscal 1998 compared with the second quarter of fiscal 1997. The decrease was principally attributable to the impact of changes in foreign exchange rates ($62.3 million), the fiscal 1997 divestiture of Evanite ($8.4 million), partially offset by the inclusion of DETA in fiscal 1998 ($21.7 million) and product mix. Industrial battery sales (included above) for the quarter ended September 28, 1997 were $150.4 million versus $150.7 million for the quarter ended September 29, 1996.

  Gross profit decreased $7.5 million while gross profit margin increased by 0.4 percentage points in the second quarter of fiscal 1998 versus the second quarter of fiscal 1997. The decrease in gross profit and related increase in the gross profit margin were primarily attributable to the effect of changes in foreign exchange rates ($19.9 million) and the absence of Evanite ($1.6 million) offset by the inclusion of DETA in fiscal 1998 ($6.6 million), improved product mix, including the new NASCAR line, and manufacturing cost reductions related to the European rationalization/consolidation process.

  Operating expenses increased $1.9 million, or 1.8% in the second quarter ended September 28, 1997 versus the comparable period in fiscal 1997, due to the inclusion of DETA in fiscal 1998 ($3.9 million) and to advertising expenses incurred for the roll out of the NASCAR line, partially offset by the impact of changes in foreign exchange rates.

  Operating income decreased $9.4 million, or 18.1%, primarily as a result of the matters discussed above.

  Interest expense decreased $2.9 million or 9.3%, primarily due to the effect of changes in foreign exchange rates, partially offset by the inclusion of DETA.

  Other income/expense, net was $1.4 million expense for the fiscal quarter ended September 28, 1997 versus $1.0 million expense for the comparable period in fiscal 1997. This $0.4 million change principally relates to fees associated with the establishment of the asset securitization facility in Europe ($1.0 million) and the loss on the European sale of accounts receivable ($1.5 million) offset by the favorable net currency transaction change (a $1.0 million net currency gain in the second quarter of fiscal 1998 versus a $1.7 million net currency transaction loss in the second quarter of fiscal 1997).

  Net income decreased $5.0 million, primarily as a result of the matters discussed above, and the recognition of a $1.4 million extraordinary loss (net of income tax benefit of $0.8 million) in fiscal 1998 related to the early retirement of debt (see Note 6 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein).

  Six months ended September 28, 1997 compared with the six months ended September 29, 1996

  Net sales decreased $100.7 million, or 8.8%, to $1,042.8 million in the first six months of fiscal 1998 compared with the first six months of fiscal 1997. The decrease was principally attributable to the impact of changes in foreign exchange rates ($97.6 million), the fiscal 1997 divestiture of Evanite ($19.7 million) offset by the inclusion of DETA in fiscal 1998 ($21.7 million) and product mix. Industrial battery sales (included above) for the six months ended September 28, 1997 were $303.2 million versus $320.0 million for the first six months of fiscal 1997.

  Gross profit decreased $13.9 million while gross profit margin increased by 1 percentage point in the first six months of fiscal 1998 versus the first six months of fiscal 1997. The decrease in gross profit and the increase in gross profit margin were principally attributable to the effect of changes in foreign exchange rates ($30.5 million), the absence of Evanite ($4.6 million) offset by the inclusion of DETA in fiscal 1998 ($6.6 million), improved product mix, including the new NASCAR line, and manufacturing cost reductions related to the European rationalization/consolidation process.

  Operating expenses decreased $11.0 million, or 5.0% in the first six months of fiscal 1998 versus the comparable period in fiscal 1997, primarily due to the impact of changes in foreign exchange rates, headcount reductions associated with the European rationalization/consolidation strategy offset by advertising expenses incurred for the roll out of the NASCAR line and the inclusion of DETA ($3.9 million).

  Operating income decreased $2.9 million, or 4.4%, primarily as a result of the matters discussed above.

  Interest expense decreased $4.4 million, primarily due to the effect of changes in foreign exchange rates, partially offset by the inclusion of DETA.

  Other income/expense, net was $3.7 million expense for the first six months of fiscal 1998 versus $0.6 million expense for the comparable period in fiscal 1997. The $3.1 million change principally relates to the fees associated with the establishment of the asset securitization facility in Europe ($1.0 million), the loss on the European sale of accounts receivable ($1.5 million), the absence of the fiscal 1997 gain on the sale of certain assets related to Evanite's battery separator product line ($0.7 million) offset by the absence of the fiscal 1997 currency loss of $1.3 million.

  Net income decreased $8.6 million, primarily as a result of the matters discussed above, and the recognition of an $8.8 million extraordinary loss (net of income tax benefit of $0.8 million) in the first six months of fiscal 1998 related to the early retirement of debt (see Note 6 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein).

  Liquidity and Capital Resources

  The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs, obligations on its indebtedness and capital expenditures. In addition, the Company has paid cash dividends of $.02 per share on the common stock in each completed quarter following its initial public offering. Historically, the Company has met these liquidity requirements through cash flows generated from operating activities and with borrowed funds and the proceeds of sales of accounts receivable. During fiscal 1998 and beyond the Company also expects to meet its liquidity requirements in the same manner. The Company is party to a U.S. receivables purchase agreement under which the other party has committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million. Effective July 10, 1997 the Company entered into a European receivables purchase agreement under which a financial institution has committed (subject to certain exceptions) to purchase selected accounts receivable of Exide's subsidiaries in France, Germany, Italy, Spain and the U.K., up to a maximum commitment of $175 million. Due to the seasonal demands of the battery industry, the Company builds inventory in advance of the typically stronger selling periods during the fall and winter. The Company's greatest cash demands from operations occur during the months of June through October.

  Funds provided by operations were $108.4 million and $9.0 million for the six months ended September 28, 1997 and September 29, 1996, respectively. For the six months ended September 28, 1997, $102.1 million was provided by sales of European accounts receivable. See Note 4 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. In the next several years, the Company will continue to complete the closure of various European plants which will necessitate cash payments for severance, etc. While the Company believes that a large portion of its cash requirements for its European plant consolidation activities will be generated from operations, it has sufficient liquidity and capital resources through its European Facilities Agreement and European Receivables Purchase Agreement and also has sufficient borrowing availability under its U.S. Credit Agreement.

  The Company's capital expenditures were $42.6 million and $49.5 million in the six months ended September 28, 1997 and September 29, 1996, respectively. The U.S. Credit Agreement and the European Facilities Agreement restrict the amount of capital expenditures which may be made by the Company and its subsidiaries. The Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit agreements.

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

  As of September 28, 1997, the Company had $143.5 million outstanding on its U.S. Credit Agreement, including letters of credit, and $268.4 million was outstanding under the European Facilities Agreement, including letters of credit. Obligations under the U.S. Credit Agreement and the European Facilities Agreement bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Company has two interest rate collar agreements which reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreements effectively limit the LIBOR base interest rate on $100.0 million of borrowings under the U.S. Credit Agreement to no more than 8% through December 30, 1997. If interest rates fall below certain levels, Exide is required to make payments to the counterparties under the agreements. Additionally, the Company entered into a series of bond swap agreements which effectively converted $51.1 million (principal amount) of the 10% and 10.75% Senior Notes into a variable LIBOR interest rate through April 15, 2000 and December 15, 1999, respectively. The Company has the right to terminate the $51.1 million bond swap agreements at any time before maturity. See Note 6 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.

  On July 10, 1997 the Company received proceeds of $112.5 million pursuant to its initial sale of receivables under the European Receivables Purchase Agreement. The Company used the funds to repay indebtedness under the European Facilities Agreement. Concurrent with the Receivables Purchase Agreement, on July 10, 1997, the European Facilities Agreement was amended to reduce the maximum commitment to 1,718 million French francs (U.S. $291 million) from the original 2,569 million French francs (U.S. $435 million) and change the variable interest rate on local market borrowings (comparable to LIBOR) to a margin of 2% per annum.

  On July 30, 1997, the Company acquired DETA for 60 million Deutsche mark (U.S. $34.0 million), in addition to assuming debt of 117 million Deutsche mark (approximately U.S. $64.6 million). The majority of such consideration was financed through the European Facilities Agreement. See Notes 2 and 6 of the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.

  As of September 28, 1997, the Company had $56.4 million available under its U.S. Credit Agreement and $55.3 million of borrowing availability under the Company's European and Canadian Facilities Agreements.

  As of September 28, 1997, the Company has significant NOL carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and European taxable income.

  PART II.        OTHER INFORMATION
  ---------------------------------


  Item 4.  Submission of Matters to a Vote of Security Holders

  At the Company's Annual meeting of Stockholders held on August 12, 1997, the stockholders elected eight directors, approved amendments to the Company's 1996 Non-Employee Directors Stock Plan, approved the Company's 1997 Stock Option Plan and ratified the appointment of Arthur Andersen LLP as independent auditors for fiscal 1998.

   The results of the voting were as follows:


     For Director                Granted         Withheld
     ------------                -------         --------
     Arthur M. Hawkins         17,994,399         178,322
     Douglas N. Pearson        18,003,480         169,241
     Alan E. Gauthier          16,598,882       1,573,839
     Earl Dolive               17,914,703         258,018
     Robert H. Irwin           17,991,223         181,498
     Thomas J. Reilly, Jr.     17,995,280         177,441
     Arthur R. Taylor          17,984,913         187,808
     James T. Watson           18,002,450         170,271



Other proposals:                      For       Against     Abstain     No Vote
----------------                      ---       -------     -------     -------
Approval of amendments to the
 Company's 1996 Non-Employee
 Directors Stock Plan              17,372,278     397,907      67,999    334,537

Approval of the Company's 1997
 Stock Option Plan                 11,317,012   3,590,359      72,025  3,193,325

Ratification of appointment of
 Arthur Andersen LLP as
 independent auditors              18,045,806      83,373      43,542         --


                                   SIGNATURE
                                   ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                        EXIDE CORPORATION



  Date:   November 12, 1997             By:    /s/ Alan E. Gauthier
          -----------------                    ------------------------------
                                                Alan E. Gauthier
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Authorized Signatory)