Form 10-Q
period 1997-12-28
EXIDE CORP
filed 1998-02-11
CIK 813781

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q

                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 FOR THE FISCAL QUARTER ENDED DECEMBER 28, 1997

                        Commission File Number 1 - 11263


                               EXIDE CORPORATION
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                                23-0552730
-----------------------------------                      ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


1400 N. WOODWARD AVE., BLOOMFIELD HILLS, MICHIGAN                  48304
-------------------------------------------------        ----------------------
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

          YES     X                            NO  _________
               ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

AS OF FEBRUARY 10, 1998, 21,325,637 SHARES OF COMMON STOCK WERE OUTSTANDING.

===============================================================================

                       EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements (unaudited except for March 31, 1997
            Consolidated Balance Sheet).

               --     Condensed Consolidated Balance Sheets - -
                       December 28, 1997 and March 31, 1997.

               --     Consolidated Statements of Operations - -
                       for the three and nine months ended December 28, 1997 and for the three and nine months ended December 29, 1996.

               --     Consolidated Statements of Cash Flows - -
                       for the nine months ended December 28, 1997 and December 29,1996.

               --     Notes to Condensed Consolidated Financial Statements - -
                       December 28, 1997.

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

PART II.  OTHER INFORMATION
---------------------------

Item 4.   None

Item 6.   Selected Financial Data

          6 (a).  Exhibits filed with this report.
                  Exhibit 27 - Financial Data Schedule

SIGNATURE
---------

                               EXIDE CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share and per-share data)


                                                                    December 28,      March 31,
                                                                        1997             1997
                                                                     (Unaudited)
                                                                    ------------   --------------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                     $        41,046   $     42,706
   Receivables, net of allowance for doubtful
      accounts of $36,006 and $38,486                                    538,819        569,683
   Inventories                                                           555,593        533,514
   Prepaid expenses and other                                             23,877         21,889
   Deferred income taxes                                                  24,381         23,667
                                                                   --------------  --------------
              Total current assets                                     1,183,716      1,191,459
                                                                   --------------  --------------

PROPERTY, PLANT AND EQUIPMENT                                            869,661        797,772
   Less - Accumulated depreciation                                      (300,621)      (275,936)
                                                                   --------------  --------------
              Total property, plant and equipment, net                   569,040        521,836
                                                                   --------------  --------------
OTHER ASSETS:
   Goodwill, net                                                         598,472        596,254
   Investments in affiliates                                              24,606         24,016
   Deferred financing costs, net                                          24,134         26,770
   Deferred income taxes                                                  37,732         40,306
   Other                                                                  42,198         37,854
                                                                   --------------  --------------
                                                                         727,142        725,200
                                                                   --------------  --------------

              Total assets                                       $     2,479,898   $  2,438,495
                                                                   ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                         $        31,197   $     16,123
   Current maturities of long-term debt                                   23,803         37,488
   Accounts payable, trade                                               239,073        236,889
   Accrued expenses                                                      316,528        270,519
                                                                   --------------  --------------
              Total current liabilities                                  610,601        561,019
                                                                   --------------  --------------

LONG-TERM DEBT                                                         1,223,140      1,236,071
                                                                   --------------  --------------

OTHER NONCURRENT LIABILITIES                                             281,036        250,547
                                                                   --------------  --------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                         20,151         19,448
                                                                   --------------  --------------
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value 60,000,000 shares authorized;
      21,325,124 and 21,336,757 shares issued and outstanding                213            213
   Additional paid-in capital                                            489,773        489,427
   Accumulated deficit                                                   (16,177)       (21,569)
   Notes receivable - stock award plan                                    (1,609)        (1,696)
   Unearned compensation                                                    (371)          (516)
   Minimum pension liability adjustment                                   (4,993)        (4,993)
   Cumulative translation adjustment                                    (121,866)       (89,456)
                                                                   --------------  --------------
              Total stockholders' equity                                 344,970        371,410
                                                                   --------------  --------------
              Total liabilities and stockholders' equity         $     2,479,898   $  2,438,495
                                                                   ==============  ==============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            (Amounts in thousands, except share and per-share data)


                                                               For the Three Months Ended            For the Nine Months Ended
                                                          ----------------------------------    ------------------------------------
                                                           December 28,       December 29,        December 28,       December 29,
                                                               1997               1996                1997               1996
                                                          --------------     ---------------    ----------------    ---------------
NET SALES                                               $        691,715   $         677,544  $        1,734,469  $       1,820,967

COST OF SALES                                                    502,000             498,370           1,272,100          1,355,276
                                                          --------------     ---------------    ----------------    ---------------

       Gross profit                                              189,715             179,174             462,369            465,691
                                                          --------------     ---------------    ----------------    ---------------

OPERATING EXPENSES:
     Selling, marketing and advertising                           79,519              74,052             218,238            212,932
     General and administrative                                   35,352              34,656              98,385            107,592
     Goodwill amortization                                         3,977               4,469              12,378             13,807
                                                          --------------     ---------------    ----------------    ---------------
                                                                 118,848             113,177             329,001            334,331
                                                          --------------     ---------------    ----------------    ---------------

       Operating income                                           70,867              65,997             133,368            131,360

INTEREST EXPENSE                                                  28,918              30,794              86,016             92,251
OTHER (INCOME) EXPENSE, net                                      (1,210)            (10,678)               2,467            (10,085)
                                                          --------------     ---------------    ----------------    ---------------
       Income before income taxes, minority
           interest and extraordinary loss                        43,159              45,881              44,885             49,194

INCOME TAX PROVISION                                              19,714              19,650              21,240             23,259
                                                          --------------     ---------------    ----------------    ---------------

       Income before minority interest and
           extraordinary loss                                     23,445              26,231              23,645             25,935

MINORITY INTEREST                                                    395                  26                (114)              (842)
                                                          --------------     ---------------    ----------------    ---------------

       Income before extraordinary loss                           23,050              26,205              23,759             26,777

EXTRAORDINARY LOSS RELATED TO EARLY RETIREMENT
     OF DEBT,  net of income  tax benefit of $2,899
     for the three months and $3,667 for the nine
     months ended December 28, 1997                              (8,336)                  --             (17,094)                --
                                                          --------------     ---------------    ----------------    ---------------

       Net income                                       $         14,714   $          26,205  $            6,665  $          26,777
                                                          ==============     ===============    ================    ===============

BASIC EARNINGS PER SHARE:
     Income before extraordinary loss                   $           1.12   $            1.30  $             1.15  $            1.33
     Extraordinary loss                                            (0.41)                 --               (0.83)                --
                                                          --------------     ---------------    ----------------    ---------------
       Net income                                       $           0.71   $            1.30  $             0.32  $            1.33
                                                          ==============     ===============    ================    ===============
DILUTED EARNINGS PER SHARE:
     Income before extraordinary loss                   $           1.05   $            1.26  $             1.10  $            1.29
     Extraordinary loss                                            (0.38)                 --               (0.79)                --
                                                          --------------     ---------------    ----------------    ---------------
       Net income                                       $           0.67   $           1.26   $             0.31  $            1.29
                                                          ==============     ===============    ================    ===============

WEIGHTED AVERAGE SHARES:
     Basic                                                    20,593,115          20,126,784          20,585,076         20,123,883
                                                          ==============     ===============    ================    ===============

     Diluted                                                  21,891,000          20,834,003          21,606,169         20,829,845
                                                          ==============     ===============    ================    ===============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)

                                                                                For the Nine Months Ended
                                                                         ---------------------------------------
                                                                           December 28,           December 29,
                                                                               1997                   1996
                                                                         -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $             6,665   $            26,777
     Adjustments to reconcile net income to net
      cash provided by operating activities -
       Depreciation and amortization                                                84,278                89,629
       Extraordinary loss                                                           17,094                    --
       Gain on sale of business                                                         --                (8,624)
       Deferred income taxes                                                        11,288                15,250
       Original issue discount on notes                                              7,754                14,347
       Provision for losses on accounts receivable                                     430                   842
       Minority interest                                                              (114)                 (842)
     Changes in assets and liabilities excluding
      effects of acquisitions -
       Receivables                                                                  33,588              (103,370)
       Inventories                                                                     911                50,212
       Prepaid expenses and other                                                   (4,363)                4,785
       Payables and accrued expenses                                                (2,012)              (79,321)
       Other, net                                                                  (25,413)                6,717
                                                                         -----------------      ----------------
           Net cash provided by operating activities                               130,106                16,402
                                                                         -----------------      ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of certain businesses                                            (38,282)              (12,391)
     Capital expenditures                                                          (63,581)              (66,956)
     Proceeds from sale of assets                                                   54,726                37,734
                                                                         -----------------      ----------------
           Net cash used in investing activities                                   (47,137)              (41,613)
                                                                         -----------------      ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term borrowings                                              15,946                 9,045
     Borrowings under Global Credit Facilities Agreement                           342,409                    --
     Borrowings under U.S. Credit Agreement                                             --                10,000
     Repayment of U.S. Credit Agreement                                            (17,000)                   --
     Borrowings under European Facilities Agreement                                     --                17,713
     Repayment of European Facilities Agreement                                   (338,761)                   --
     Repayment of European term loans                                                   --                (4,280)
     Repayment of Acquired Debt                                                    (64,644)                   --
     Issuance of 9.125% Senior Notes                                               102,130                    --
     Retirement of 12.25% Senior Subordinated Notes                               (104,096)                   --
     Decrease in other debt                                                           (946)              (10,310)
     Dividends paid                                                                 (1,273)               (1,253)
     Debt issuance costs                                                           (16,844)               (1,311)
                                                                         -----------------      ----------------
           Net cash provided by (used in) financing activities                     (83,079)                19,604
                                                                         -----------------      ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
       CASH EQUIVALENTS                                                             (1,550)               (1,731)
                                                                         -----------------      ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,660)               (7,338)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      42,706                47,259
                                                                         -----------------      ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $            41,046   $            39,921
                                                                         =================      ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for -
       Interest (net of amount capitalized)                            $            85,973   $            82,873
       Income taxes                                                    $             4,810   $            12,957

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 28, 1997
            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)


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

The Company, in management of its exposure to fluctuations in foreign currency exchange rates, has entered into foreign exchange contracts during the year, including forward and purchased option contracts. These agreements generally involve the exchange of one currency for a second currency at some future date. The Company enters into forward exchange contracts to reduce the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities, as well as certain firm commitments and highly anticipated cash flows. The Company is also party to purchased option contracts which, if exercised, involve the sale or purchase of foreign currency at a fixed exchange rate for a specified period of time. As of December 28, 1997 the net value of open forward exchange and purchased option contracts and the related gains and losses associated with contracts were not material.

In the second quarter of 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will be required to adopt these new standards in fiscal 1999 and restate prior periods presented. The Company has not determined the effect of adopting these new pronouncements on the consolidated financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

During 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for public companies. The Company adopted this statement in the third quarter of fiscal 1998 and earlier periods presented have been restated. Included below is a reconciliation of shares for the basic and diluted EPS computations.

                                           For the Three Months Ended                For the Nine Months Ended
                                    --------------------------------------     -------------------------------------
                                      December 28,         December 29,          December 28,         December 29,
                                          1997                 1996                  1997                 1996
                                    -----------------    -----------------     ----------------     ----------------
Basic EPS Shares                        20,593,115           20,126,784            20,585,076          20,123,883

Effect of Dilutive Securities            1,297,885              707,219             1,021,093             705,961

Diluted EPS Shares                      21,891,000           20,834,003            21,606,169          20,829,845

There is no difference in Income before extraordinary loss between the basic and diluted calculations.

Options to purchase 526,000 shares ranging from $25-7/8 to $50 were outstanding during the third quarter of fiscal 1998 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. These options expire in the years 2000 to 2006.

Convertible securities, which if converted would result in an additional 4,992,571 shares, have not been included in the diluted EPS calculation since the effect would be antidilutive.


(2)  ACQUISITIONS AND DIVESTITURES
----------------------------------

On December 23, 1997, the Company entered into a Sale / Leaseback transaction, where the Company sold certain machinery and equipment with a book value of $16,400 for $49,500 and leased the same machinery and equipment back over eight years. The gain on this will be recognized over the duration of the lease.

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


(3)  INVENTORIES
----------------

                                                 December 28,                   March 31,
                                                     1997                         1997
                                             -------------------          -------------------
          Raw materials                      $      125,749               $       117,038

          Work-in-process                            73,439                        70,805

          Finished goods                            356,405                       345,671
                                             -------------------          -------------------
                                             $      555,593               $       533,514

                                             ===================          ===================

At December 28, 1997 and March 31, 1997, inventories valued by the LIFO method were approximately 27% and 33% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $538,526 and $516,447 at December 28, 1997 and March 31, 1997, respectively. The carrying amount of inventories on a LIFO basis exceeds replacement cost. LIFO inventories reflect the fair value of inventories as of August 31, 1989, when all of the outstanding common shares of the Company were acquired in a leveraged buyout, as inventories subsequently produced cost less to manufacture. The Company believes that no write-down of the carrying amount of inventories to replacement cost is necessary, as no loss will be realized upon their final sale.


(4)  RECEIVABLES SALE AGREEMENT
-------------------------------

In June 1997, certain of the Company's European subsidiaries established a multi-currency receivables sale facility with a financial institution to sell selected trade accounts of the Company, up to a maximum of $175,000. The net proceeds from the sale of accounts receivable (approximately $158,000 at December 28, 1997) were used to repay a portion of borrowings under the European Facilities Agreement.

(5)  SHORT-TERM BORROWINGS
--------------------------

At December 28, 1997 and March 31, 1997, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's foreign subsidiaries. These borrowings are secured by receivables, inventories or property. These facilities, which are typically for one year renewable terms, generally bear interest at the current market rates plus up to 1%. As of December 28, 1997 and March 31, 1997, the weighted average interest rate on these borrowings was 9.9% and 12.0%, respectively.

(6)  LONG-TERM DEBT
-------------------

Following is a summary of the Company's long-term debt at December 28, 1997 and March 31, 1997:

                                                                  December 28,          March 31,
                                                                      1997                1997
                                                               ------------------    -----------------
Senior Secured Global Credit Facilities
    Agreement, borrowings primarily at LIBOR plus
    2.0% - 2.25% (at a weighted average 7.49% at
    December 28, 1997)                                         $        342,409       $              --

U.S. Credit Agreement borrowings primarily at
    LIBOR plus 2.5% at March 31, 1997 (8.2%)                                 --                  17,000

9.125% Senior Notes (Deutsche mark
    denominated), due April 15, 2004                                     98,652                      --

10% Senior Notes, due April 15, 2005                                    300,000                 300,000

10.75% Senior Notes, due December 15, 2002                              150,000                 150,000

12.25% Senior Subordinated Deferred Coupon
    Debentures, due December 15, 2004                                     1,881                 101,187

Convertible Senior Subordinated Notes,
    due December 15, 2005                                               304,735                 298,295

European Facilities Agreement, borrowings
    primarily at LIBOR plus 2.0% (ranging from 4.8%
    to 10.0% at March 31, 1997)                                              --                 356,865

Other, primarily capital lease obligations at
    interest rates ranging from 3.5% to 8.5%
    due in installments through 2015                                     49,266                  50,212
                                                                ------------------    -------------------
                                                                      1,246,943               1,273,559

Less - Current maturities                                                23,803                  37,488
                                                                ------------------    -------------------
                                                               $      1,223,140      $        1,236,071
                                                                ==================    ===================

On December 23, 1997, the Company replaced the existing U.S. and European Credit Agreements with a $650,000 Global Credit Facilities Agreement. This facility has three borrowing Tranches: a $150,000 six year multi-currency term A loan, a $250,000 seven and one-quarter year U.S. dollar term B loan, and a $250,000 six year multi-currency revolving credit line. The new facility contains a number of financial and other covenants customary for such agreements including restrictions on new indebtedness, liens, leverage rates, acquisitions and capital expenditures. The write-off of the remaining deferred financing costs related to the debt retired resulted in an extraordinary loss of $8,336 (net of income tax benefit $2,899).

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

On May 7, 1997, the Company redeemed $108,119 (face value) of its outstanding 12.25% Zero-Coupon Bonds for $104,095. The Company financed the tender offer through borrowings under the U.S. Credit Agreement, $50,000 of which was from the Tranche D variable rate term loan and the balance from the revolver. This redemption resulted in an extraordinary loss of $6,492 related to the write-off of unamortized deferred financing costs and the premium paid associated with the early extinguishment of substantially all of the 12.25% Senior Subordinated Deferred Coupon Debentures. No income tax benefit on the extraordinary loss was recognized.

On April 23, 1997, the Company issued 175 million Deutsche mark (U.S. $102,130) 9.125% Senior Notes due on April 15, 2004. The Company used the funds to repay indebtedness under the European Facilities Agreement.

At December 28, 1997, the Company was in compliance with all covenants related to its existing debt.

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

The Company has reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of December 28, 1997, the amount of such reserves on the Company's balance sheet was $32,164. Of this amount, $30,672 was included in Other Noncurrent Liabilities. Because environmental liabilities are not recorded until the liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and future adjustments to the reserves are possible.

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

(8)  COMMITMENTS AND CONTINGENCIES
----------------------------------

In August 1996, a Portland, Oregon jury found that the Company infringed a patent relating to a device for inserting battery plates into battery separators, and awarded damages of $5,000. Later, the Court, acting on the jury's verdict, entered a judgment against the Company for $5,456. On April 28, 1997, the Court denied the Company's post-trial motions relating to the judgment. On May 16, 1997, the Company filed its Notice of Appeal. On May 21, 1997, plaintiffs filed a cross appeal. The Company is vigorously prosecuting the appeal. Management and its independent patent counsel remain confident that the jury verdict and the court's judgment relating to the patent asserted at trial will be reversed and that the cross appeal is without merit and, therefore, shall be rejected. The Company anticipates receiving a decision on the appeal during fiscal 1999.

The Company is now or recently has been involved in several related lawsuits pending in state and federal courts in Alabama, North Carolina and South Carolina. These actions contain allegations that the Company sold old or used batteries as new batteries. One action that had been certified as a class action by the trial court was decertified by the Alabama Supreme Court and was subsequently dismissed. In another action, the judge directed a verdict in favor of the Company following presentation of the plaintiff's evidence. That case is now on appeal. On August 11, 1997, the Company's motion for summary judgment was granted in another one of these cases. In December, 1997 a claimant in one of the remaining actions, who initially sought substantial compensatory and punitive damages, voluntarily dismissed its claim and acknowledged that it owed the Company more than $30. The remaining actions seek compensatory and punitive damages and, in one case, injunctive relief. The Company disputes the material legal claims in these matters and will vigorously defend itself.

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

(9)  SUBSEQUENT EVENTS
----------------------

On January 21, 1998, the Company redeemed the $150,000 10.75% Senior Notes. The Company financed the redemption through borrowings under the Global Credit Facilities Agreement, $75,000 of which was from the remainder of the Tranche B variable rate term loan and the balance was financed with borrowings from the revolver. Additionally, the Company terminated $18,000 of the 10.75% bond swap agreements. The write-off of the remaining deferred financing costs associated with the 10.75% Senior Notes will result in an extraordinary loss of $10,598.

On February 2, 1998 A.P.S., Inc. ("APS"), a large customer, filed Chapter 11 under the U.S. Bankruptcy Code. The Company has $7,300 accounts receivable from APS. APS plans to restructure its operations and develop a plan of reorganization to reduce its debt burden.

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

Results of Operations

Three months ended December 28, 1997 compared with the three months ended December 29,1996.

Net sales increased $14.2 million, or 2.1%, to $691.7 million in the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997. The increase was principally attributable to higher automotive and industrial battery volume and the inclusion of DETA ($55.5 million) in fiscal 1998 offset by the impact of changes in foreign exchange rates ($57.4 million) and the fiscal 1997 divestiture of Evanite ($7.7 million). Industrial battery sales (included above) for the quarter ended December 28,1997 were $199.1 million versus $181.2 million for the quarter ended December 29,1996.

Gross profit increased $10.5 million and gross profit margin increased by 1.0 percentage point in the third quarter of fiscal 1998 versus the third quarter of fiscal 1997. The increase in gross profit was primarily attributable to the inclusion of DETA in fiscal 1998 ($16.0 million), higher margin on the NASCAR Select line, manufacturing cost reductions related to the European rationalization / consolidation process offset by the impact of changes in foreign exchange rates ($17.5 million) and the absence of Evanite ($1.1 million).

Operating expenses increased $5.7 million, or 5.0% in the third quarter ended December 28,1997 versus the comparable period in fiscal 1997, due to the inclusion of DETA in fiscal 1998 ($12.9 million) and to advertising expenses incurred for the roll out of the NASCAR Select line, partially offset by the impact of changes in foreign exchange rates ($10.0 million).

Operating income increased $4.9 million, or 7.4%, primarily as a result of the matters discussed above.

Interest expense decreased $1.9 million, or 6.1%, primarily due to the effect of changes in foreign exchange rates, partially offset by the inclusion of DETA.

Other (income) expense, net was $1.2 million income for the fiscal quarter ended December 28, 1997 versus $10.7 million income for the comparable period in fiscal 1997. This $9.5 million change principally relates to the absence of the fiscal 1997 gain on the sale of Evanite ($8.6 million), an unfavorable change in net currency transactions ($2.5 million), additional losses on sale of accounts receivable in Europe and associated fees ($2.3 million) offset by gains on sales of fixed assets ($2.7 million) in fiscal 1998.

Net income decreased primarily as a result of the matters discussed above, and the recognition of an $8.3 million extraordinary loss (net of income tax benefit of $2.9 million) related to the early retirement of debt (see Note 6 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein).

Nine months ended December 28, 1997 compared with the nine months ended December 29, 1996.

Net sales decreased $86.5 million, or 4.8 %, to $1,734.5 million in the first nine months of fiscal 1998 compared with the first nine months of fiscal 1997. The decrease was principally attributable to the impact of changes in foreign exchange rates ($151.0 million) and the fiscal 1997 divestiture of Evanite ($27.3 million) offset by higher automotive and industrial volume, the inclusion of DETA ($77.5 million), and product mix. Industrial battery sales (included above) for the nine months ended December 28, 1997 were $502.4 million versus $501.2 million for the first nine months of fiscal 1997.

Gross profit decreased $3.3 million and gross profit margin increased by 1.1 percentage points in the first nine months of fiscal 1998 versus the first nine months of fiscal 1997. The decrease in gross profit and the change in gross profit margin were principally attributable to the effect of changes in foreign exchange rates ($46.9 million) and the absence of Evanite ($5.7 million), offset by the inclusion of DETA ($22.7 million with a gross profit margin of 29.2%), improved product mix (including the new NASCAR Select line), and manufacturing cost reductions related to the European rationalization / consolidation process.

Operating expenses decreased $5.3 million, or 1.6%, in the first nine months of fiscal 1998 versus the comparable period in fiscal 1997, primarily due to the impact of changes in foreign exchange rates ($32.3 million), the addition of DETA ($16.8 million) and higher advertising expenses incurred for the roll out of the NASCAR Select line offset by the absence of Evanite ($3.7 million) and savings from headcount reductions associated with the European rationalization / consolidation strategy.

Operating income increased $2.0 million, or 1.5%, primarily as a result of the matters discussed above.

Interest expense decreased $6.2 million, or 6.8 %, primarily due to the effect of changes in foreign exchange rates, partially offset by the inclusion of DETA.

Other (income) expense, net was $2.5 million expense for the first nine months of fiscal 1998 versus $10.1 million income for the comparable period in fiscal 1997. The $12.6 million change principally relates to the absence of the fiscal 1997 gain on the sale of Evanite ($9.4 million), an unfavorable change in net currency transactions ($1.1 million), losses on the sale of accounts receivable in Europe and associated fees ($4.7 million), offset by gains on sales of fixed assets ($1.6 million) in fiscal 1998.

Net income decreased $20.1 million, primarily as a result of the matters discussed above, and the recognition of a $17.1 million extraordinary loss (net of income tax benefit of $3.7 million) related to the early retirement of debt (see Note 6 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein).

The Year 2000 issue results from the fact that some computer systems and applications utilizing two-digit date fields to designate years may not correctly interpret the year 2000. As a result, some date-sensitive systems may recognize the year 2000 as 1900, or not at all, which may cause systems to process financial and operational information incorrectly. The Company has assessed the impact of the Year 2000 issue, including cost estimates to complete required changes. Plans to address the Year 2000 issue have been developed and are being implemented. Currently, the Company does not expect that the costs to be incurred will be material to results of operations or financial condition, and expects all systems and applications to be modified in advance of the year 2000.

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

Funds provided by operations were $130.1 million and $16.4 million for the nine months ended December 28, 1997 and December 29, 1996, respectively. For the nine months ended December 28, 1997, $158.4 million was provided by sales of European accounts receivable. See Note 4 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. In the next several years, the Company will continue to complete the closure of various European plants which will necessitate cash payments for severance, etc. While the Company believes that a large portion of its cash requirements for its European plant consolidation activities will be generated from operations, it has sufficient liquidity and capital resources through its Global Credit Facilities Agreement and European and U.S. Receivables Purchase Agreements.

The Company's capital expenditures were $63.6 million and $67.0 million in the nine months ended December 28, 1997 and December 29, 1996, respectively. The Global Credit Facilities Agreement restricts the amount of capital expenditures which may be made by the Company and its subsidiaries. The Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit facilities.

The Company is party to a U.S. receivables purchase agreement under which the other party has committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million. Effective July 10, 1997 the Company entered into a European receivables purchase agreement under which a financial institution has committed (subject to certain exceptions) to purchase selected accounts receivable of Exide's subsidiaries in France, Germany, Italy, Spain and the U.K., up to a maximum commitment of $175.0 million.

On April 23, 1997, the Company issued 175 million Deutsche mark (U.S. $102.1 million) 9.125% Senior Notes due on April 15, 2004. The Company used the funds to repay indebtedness under the European Facilities Agreement.

On May 7, 1997, the Company redeemed $108.1 million (face value) of its outstanding 12.25% Zero-Coupon Bonds for $104.1 million. The Company financed the tender offer through borrowings under the U.S. Credit Agreement, $50 million of which was from the Tranche D variable rate term loan and the balance was financed with borrowings from the revolver, both of which have been subsequently refinanced.

On July 10, 1997 the Company received proceeds of $112.5 million pursuant to its initial sale of receivables under the European Receivables Purchase Agreement. The Company used the funds to repay indebtedness under the European Facilities Agreement.

On July 30, 1997, the Company acquired DETA for 61.4 million Deutsche mark (U.S. $34.0 million), in addition to assuming debt of 117 million Deutsche mark (U.S. $64.6 million). The majority of such consideration was financed through the European Facilities Agreement. See Notes 2 and 6 of the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.

On December 23, 1997, the Company replaced the U.S. and European Credit Agreements with one Global Credit Facilities Agreement. This new facility now provides the Company with multi-currency multi-borrower capability, additional liquidity, lower borrowing costs and streamlines the global bank borrowing and reporting requirements. The Company can borrow British Pound sterling, French francs, German Deutsche marks, Spanish pesetas and U.S. dollars under the new facility. The $650 million Global Credit Facilities Agreement has three borrowing Tranches: $150 million six year multi-currency term A loan, $250 million seven and one-quarter year U.S. dollar term B loan, and a $250 million six year multi-currency revolving credit line.

On December 23, 1997, the Company repaid all of the outstanding debt under the U.S. and European Credit Agreements and borrowed under the Global Credit Facilities Agreement $373.1 million U.S. dollar equivalent including letters of credit which was outstanding as of December 28, 1997. Obligations under the Global Credit Facilities Agreement bear interest at fluctuating rates. The Company entered into two three year currency swaps which converted the $175 million U.S. dollar based Tranche B into a French franc 788.8 million ($133 million equivalent) based borrowing and a British Pound sterling 25.2 million ($42 million equivalent) based borrowing. In addition, the Company entered into a three year interest rate collar agreement, which reduced the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreement effectively limits the PIBOR base interest rate on French franc 593.1 million ($100 million equivalent) of borrowings under the Global Credit Facilities Agreement to no more than 7.5% and no less than 3.5% through December 23, 2000. The currency swaps and the interest rate collar mature on December 23, 2000.

Additionally, the Company entered into a series of bond swap agreements which effectively converted $51.1 million (principal amount) of the 10% and 10.75% Senior Notes into a variable LIBOR interest rate through April 15, 2000 and December 15, 1999, respectively. The Company has the right to cancel the $51.1 million bond swap agreements at any time before maturity. See Note 6 to the Company's Condensed Consolidated Financial Statements appearing elsewhere herein.

On January 21, 1998, the Company redeemed the $150 million 10.75% Senior Notes. The Company financed the redemption through borrowings under the Global Credit Facilities Agreement, $75 million of which was from the remainder of the Tranche B variable rate term loan and the balance was financed with borrowings from the revolver. Additionally, the Company terminated $18.0 million of the 10.75% bond swap agreements. The write-off of the remaining deferred financing costs associated with the 10.75% Senior Notes will result in an extraordinary loss of $10.6 million.

As of December 28, 1997, the Company had $277 million available under its Global Credit Facilities Agreement.

As of December 28, 1997, the Company has significant NOL carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and European taxable income.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             EXIDE CORPORATION


Date:         February 10, 1998              By:     /s/ Alan E. Gauthier
          -------------------------                  --------------------
                                                     Alan E. Gauthier
                                                     Executive Vice President,
                                                     Chief Financial Officer
                                                     (Authorized Signatory)