Form 10-Q/A
period 1997-09-28
EXIDE CORP
filed 1998-02-12
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10 - Q/A


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                 For the fiscal quarter ended September 28, 1997

                        Commission File Number 1-11263


                                EXIDE CORPORATION
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           23-0552730
-------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


1400 N. Woodward Ave., Bloomfield Hills, Michigan                48304
-------------------------------------------------              ----------
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

     The results of the voting were as follows:

     For Director                      Granted                     Withheld
     ------------                      -------                     --------
     Arthur M. Hawkins                17,992,158                    180,563
     Douglas N. Pearson               18,002,349                    170,372
     Alan E. Gauthier                 17,403,912                    768,809
     Earl Dolive                      17,913,212                    259,509
     Robert H. Irwin                  17,991,472                    181,249
     Thomas J. Reilly, Jr.            17,997,310                    175,411
     Arthur R. Taylor                 17,987,372                    185,349
     James T. Watson                  18,002,790                    169,931


Other proposals:                       For           Against         Abstain         No Vote
----------------                       ---           -------         -------         -------
Approval of amendments to
     the Company's 1996
     Non-Employee Directors
     Stock Plan                    17,372,278         397,907         67,999           334,537

Approval of the Company's
     1997 Stock Option Plan        11,317,012       3,590,359         72,025         3,193,325

Ratification of appointment
     of Arthur Andersen LLP
     as independent auditors       18,045,806          83,373         43,542                --

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          EXIDE CORPORATION



Date:       February 12, 1998             By:  /s/ Alan E. Gauthier
          ------------------------             ---------------------------
                                               Alan E. Gauthier
                                               Executive Vice President,
                                               Chief Financial Officer
                                               (Authorized Signatory)