Form 10-K
period 1998-03-31
EXIDE CORP
filed 1998-06-29
CIK 813781

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended       March 31, 1998
                              -------------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Registrant's telephone number, including area code: (248) 258-0080 Securities registered pursuant to Section 12(b) of the Act:

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 .  Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 1998 was approximately $314,000,000.
 . 21,345,492 outstanding shares of the Registrant's common stock as of June 26, 1998.

                     (DOCUMENTS INCORPORATED BY REFERENCE)

 Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held August 12, 1998, are incorporated into Part III of this report.

================================================================================

DRAFT - June 26, 1998 (6:59 pm)

                               EXIDE CORPORATION

                               TABLE OF CONTENTS



                                                                   Page
                                                                   ----
PART I
 Item 1       Business                                               1
 Item 2       Properties                                            14
 Item 3       Legal Proceedings                                     16
 Item 4       Submission of Matters to a Vote of Security Holders   17

PART II
 Item 5       Market for Registrant's Common Equity and Related
               Stockholder Matters                                  18
 Item 6       Selected Financial Data                               19
 Item 7       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  21
 Item 8       Financial Statements and Supplementary Data           26
 Item 9       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                  26

PART III
 Item 10      Directors and Executive Officers of the Registrant    26
 Item 11      Executive Compensation                                27
 Item 12      Description of Capital Stock                          27
 Item 13      Certain Relationships and Related Transactions        27

PART IV
 Item 14      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                          27

SIGNATURES                                                          29

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE            F-1

                               EXIDE CORPORATION

PART I

Item 1.  Business

(a)  General Development of Business

     The Company is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. The principal executive offices of the Company are located at 1400 North Woodward Avenue, Bloomfield Hills, Michigan 48304, telephone number (248) 258-0080. Principal administrative offices are located at 645 Penn Street, Reading, Pennsylvania 19612-4205.

     Exide Corporation (together with its subsidiaries, "Exide" or the "Company") is the leading manufacturer and marketer of starting, lighting and ignition ("SLI") batteries in the world. During 1994 and 1995 through its acquisitions of B.I.G. Batteries Group Limited ("BIG"), Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") and Compagnie Europeenne d'Accumulateurs S.A. ("CEAc"), as well as its assumption of the customers of Gemala Battery Company Limited ("Gemala Battery"), the Company became Europe's largest producer and marketer of SLI batteries and industrial batteries. In addition, in 1997 Exide also acquired DETA Akkumulatorenwerk GmbH, MAREG Accumulatoren GmbH and FRIWO SILBERKRAFT GmbH, (together "DETA"), three related German companies which produce and market both SLI and industrial batteries.


                       Rationalization and Consolidation

     The Company is continuing to implement a comprehensive overall European rationalization and consolidation strategy with respect to its European businesses, including its acquisition of DETA, effective September 1, 1997. The Company plans to lower fixed and variable production costs through plant closings, thereby increasing capacity utilization at the remaining plants, shifting production to lower cost areas and reducing overhead largely due to headcount reductions. In conjunction with its plant closings, the Company continues to rationalize its distribution system, reducing the number of warehouses and improving its delivery systems. In addition, the Company is rationalizing its product range, significantly reducing the number of stockkeeping units and improving inventory management. The Company anticipates that this consolidation will produce significant cost savings. Exide is also rationalizing its SLI battery brand strategy in Europe and will concentrate its sales and marketing efforts on its strongest brands, including Exide, Tudor, Fulmen, Sonnenschein, Magneti Marelli and Hagen.

     At June 30, 1995, the Company had 30 automotive and industrial battery producing plants in Europe. The DETA acquisition added four more manufacturing plants. The Company's strategy is to reduce the number of automotive and industrial plants to fourteen by the year 2000. As of March 31, 1998, fourteen European plants have been closed.

     The Company plans to continue rationalizing its manufacturing and production facilities in North America as well. The Company has closed four manufacturing facilities in North America within the last three fiscal years.

                                 North America

   Exide and its affiliates have the leading market share position in SLI batteries in the United States and Canada, based on information provided by an industry trade association. The Company believes that it is the lowest cost major producer in its North American markets. The Company's brands including among others Exide, Prestolite, Willard, Exide NASCAR Select and Nautilus are well recognized in the marketplace.

   The Company has realized significant cost savings through consolidations of operations, particularly after it doubled its size by acquiring General Battery Corporation in 1987, the installation of more efficient equipment and processes and continued vertical integration. The Company's relatively high level of vertical integration, through lead smelting, plastics reprocessing and separator production, reduces the effects on Exide of changes in the market prices of raw materials and can result in substantial raw material cost savings. In February 1998, the Company acquired Refined Metals Corporation, a U.S. company that operates two secondary lead smelters. Exide continues to increase production at its Bristol, Tennessee battery manufacturing facility, which the Company intends to be similar to its Salina, Kansas plant, which the Company believes is the highest volume and one of the lowest cost automotive battery plants in the world.

   For the fiscal year ended March 31, 1998, Exide's North American operations accounted for approximately 37% of Exide's consolidated net sales.


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

   In implementing this strategy, the Company acquired two European battery manufacturers in 1994, one in 1995 and one in 1997 (DETA). In May 1995, the Company acquired 99.7% of the stock of CEAc (subsequently increased to 100%), one of the largest SLI producers and the largest industrial battery manufacturer in Europe, for approximately $425.0 million in cash. In October 1994, Exide acquired for approximately $229.0 million 89.4% (subsequently increased to 95.8%) of the outstanding capital stock and 25% of the convertible bonds of Tudor, headquartered in Madrid, Spain, which was the third largest lead acid battery producer in Western Europe. In March 1994, the Company acquired BIG, an SLI battery manufacturer based in Wales, for approximately $35.0 million. In addition, in September 1994, the Company assumed the customers of, and began to temporarily operate the facilities of, Gemala Battery, a battery producer based in England. In exchange, the owner of Gemala Battery received an 18.5% interest in the combined operations of BIG and Gemala Battery. In 1997, Exide purchased DETA for approximately $34 million, plus approximately $64.6 million of assumed debt.

   Exide is the leading manufacturer and marketer of SLI and industrial batteries in Europe with major market presence in most European countries. The Company believes it is one of the lowest cost, highest quality suppliers of SLI and industrial batteries in Europe. SLI batteries and industrial batteries accounted for approximately 52% and 46%, respectively, of the net sales of Exide's European operations for the fiscal year ended March 31, 1998. The Company plans to focus its SLI battery marketing efforts on certain of its strong brands. The Company's battery brands, including Exide, Hagen Batterie, Tudor, Fulmen, Sonnenschein, Chloride Motive Power, Magneti Marelli and BIG, are well recognized in their markets.

   The Company's European operations are vertically integrated (although to a lesser extent than its North American operations), with four secondary lead smelters in Europe. The Company supplies a large part of its own European needs for plastic components.

   For the fiscal year ended March 31, 1998, Exide's European operations accounted for approximately 63% of Exide's consolidated net sales.


(b)  Financial Information About Industry Segments

     The Company is primarily engaged in one industry segment, namely, the manufacture, distribution and sale of lead acid batteries and related accessories. See Note 16 to the Company's Consolidated Financial Statements appearing elsewhere herein.


(c)  Narrative Description of Business

     Exide is the leading manufacturer and marketer of SLI batteries in the world. The Company's acquisitions of BIG, Tudor, CEAc, and more recently, DETA, as well as its assumption of the customers of Gemala Battery, have made it Europe's largest producer and marketer of SLI batteries and industrial batteries.


                                    Products

   SLI Batteries. SLI batteries represented 67% of consolidated revenues of Exide for the fiscal year ended March 31, 1998. In the United States and Canada, Exide believes it has the most complete line of automotive batteries, and the Company has introduced numerous new products, including batteries for superior performance in hot and cold climates, such as the Exide Heat Guard battery, the first climatized battery, Exide maintenance-free batteries that require no watering and have an extended shelf life and the Exide 911 Emergency Vehicle Battery that employs patented technology to provide the high performance required for emergency vehicles. In fiscal 1997, the Company introduced its Exide NASCAR Select batteries which provide substantially higher gross profit per battery due to their premium quality and the strong brand loyalty of NASCAR fans. In addition, the Company has introduced a sealed recombinant battery in Europe, which the Company believes will present a significant opportunity as it has a longer shelf life and is the first battery sealed in such a manner that allows the battery to be relocated from the engine to the passenger compartment of the vehicle.

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

   Industrial Batteries. Sales of industrial batteries represented 29% of consolidated revenues of Exide for the fiscal year ended March 31, 1998. Exide is the largest manufacturer and marketer in Europe of industrial batteries. Standby (also known as "stationary") batteries are used primarily for backup power for applications such as telecommunications, security and emergency systems and uninterruptible power systems. Exide is one of Europe's leading suppliers of submarine batteries and its customers include the navies of Norway, Israel, Turkey, Sweden, Greece, Germany and Spain. Exide's European operations have developed the Dry Safe line of maintenance-free standby batteries, an improvement over existing sealed batteries. Traction batteries are used to power electric vehicles such as forklifts and mine locomotives. The traction battery market is divided into the OEM market, comprised of the manufacturers of electric vehicles, and the replacement market, which includes large users of electric vehicles as well as OEM dealer networks.

   In 1991 Exide sold its North American industrial battery product line to Yuasa, Inc., an entity in which the Company has a 13.5% interest. Yuasa, which is a leading manufacturer of industrial batteries in North America, supplies the
Company with motorcycle batteries built to Exide's specifications.   See Note 13
to the Company's Consolidated Financial Statements appearing elsewhere herein.

   Other Products. The Company also produces battery chargers and has expanded its presence in the North American automotive market by adding its Speed Clip line of battery related accessories and wheel weights and its Sure Start line of remanufactured starters and alternators. Its European operations also manufacture and market other products such as battery chargers and accessories, plastic components and nickel-cadmium and lithium batteries. Sales of products other than SLI and industrial batteries represented 4% of consolidated revenues of Exide for the fiscal year ended March 31, 1998.

                             Markets and Marketing

   North America. Over 80% of all automotive batteries sold in the United States and Canada are sold in the aftermarket, which is the Company's principal market. The aftermarket is influenced more by the age and number of vehicles in service than new production levels and tends to be less cyclical than the OEM market.
In April 1994, Sears Roebuck and Co. ("Sears"), one of the largest retailers of SLI batteries in the United States, selected the Company as the primary supplier of its batteries, including the Die Hard brand and in June 1997, the relationship was expanded. The Company is now the principal battery supplier to Sears and affiliated companies including Sears Auto Centers, Sears Hardware and the new NTB National Tire and Battery stores. Exide is the leading supplier for most of the 20 largest battery retailers in the United States, including Sears, NAPA Distribution Centers, Kmart Corp., CSK Inc., Paccar and The Pep Boys-Manny, Moe & Jack. The Company also produces SLI batteries for the OEM market in North America. Customers include Chrysler Corporation, for whom the Company is the primary battery supplier, as well as Central Tractor, John Deere, E-Z-GO, Ford New Holland, NAVISTAR and others.

   Current management, which is led by Arthur M. Hawkins, Chairman, President and Chief Executive Officer, who joined Exide in 1985, has transformed the Company into a marketing-driven business by developing a new customer base focused on leading mass-merchandisers, auto supply chains and wholesalers and introducing merchandise displays, innovative packing and programs to assist customers in marketing and inventory management. To support and expand this customer base, Exide has expanded its Company-owned distribution system from 12 wholesale branch outlets in 1985 to approximately 130 today. These outlets, which distribute Exide batteries to both large accounts and local dealers and other small volume customers, also allow Exide to collect used batteries for recycling in the Company's lead smelters as part of its recycling program aimed at reducing costs and protecting the environment. In addition, in recent years the Company has introduced several new products including an advanced line of maintenance-free batteries and an emergency vehicle battery. The Company, which markets its products under various trademarks including Exide, Willard and Prestolite, has strengthened its brand recognition through promotional activities, including sponsoring a NASCAR Winston Cup racing team. The Company also produces and markets, under license from NASCAR, the Exide NASCAR Select line of batteries, battery chargers, battery cables and remanufactured starters and alternators.

   Europe. The Company's European revenues are diversified across many European countries. The Company has a leading position in the aftermarket in most European countries. Exide's replacement SLI battery brands include Fulmen, Sonnenschein, Tudor, Hagen Batterie, LYAC Power, SONNAK, Anker, BIG and Exide. In addition to the markets in which it has a direct presence through manufacturing subsidiaries, the Company markets batteries in and exports batteries to approximately 50 other countries.

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

     Customers. The Company has a number of major retail and OEM customers, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales. The Company does not believe that a material part of its business is dependent upon a single customer the loss of which would have a material impact on the long-term business of the Company. However, the loss of one or more of the Company's largest customers would have a negative short-term impact on the Company's results of operations. See Note 1 to the Company's Consolidated Financial Statements appearing elsewhere herein.


                             Distribution Networks

     North America. As part of its program to improve its customer base and its service to such customer base, the Company has developed a network of over 130 Company-owned wholesale distribution outlets throughout the United States and Canada that sell and distribute Exide batteries to local auto parts retailers, service stations, local repair shops and other smaller volume customers as well as collect used and spent batteries for recycling in the Company-owned lead smelters. The Company's wholesale outlet distribution system has grown to constitute the third largest distribution system of SLI batteries in the United States. The development of its wholesale outlet distribution system, which is supplemented by regional accounts, small battery wholesalers and battery specialists, has been a key component in the Company's success and has enabled the Company to provide cost effective product distribution to the Company's national accounts.

     Europe. Exide's European operations distribute their aftermarket SLI batteries primarily through battery wholesalers, OEM dealer networks, hypermarkets, European purchasing centers and oil companies, although on a country by country basis distribution strategy varies greatly. Battery wholesalers sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers and supermarkets throughout Europe. Wholesalers, who sell to repair shops and service stations, and OEM dealers represent the large majority of this market, but supermarket chains, replacement parts stores (who are represented by purchasing associations) and hypermarkets have become increasingly important. The Company's distribution network will be enhanced as certain manufacturing facilities closed, pursuant to the ongoing rationalization and consolidation, are converted to use as distribution centers.

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


                       Research and Development; Quality

   The Company's commitment to research and development has allowed the Company to introduce many new products in the last five years, including the Exide NASCAR Select line featuring superior performance and durability characteristics. Exide has received over 100 new patents since 1985 and is now working on the next generation of power solutions. The Company's presence in the North American OEM markets for automobiles and commercial vehicles, particularly its close working relationship with Chrysler Corporation, helps it to remain current with technological innovations. Similarly, Exide through its European operations, devotes substantial efforts to research and development and benefits from its appointment as development supplier to several major automobile manufacturers. The Company has received the maximum research and development rating from the PSA group and similar ratings from most of the other European automobile companies it serves. For the SLI market, Exide is developing lighter batteries which will result in lower fuel consumption and recently developed a new line of very low maintenance batteries with higher starting power as well as a wound cell design with significantly higher power density than conventional lead acid batteries. With respect to industrial batteries, Exide has focused on improving efficiency and reducing maintenance.

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

   Exide's performance and product quality has been widely recognized by its customers. In the United States, Exide has received the "Desert Storm" Commendation from the United States military, Carport Vendor of the Year Award, Chrysler Quality Excellence Award, Chrysler Preferred Supplier Evaluation, Ford Q1 Award, Navistar QA 7 Award, NAPA Excellence Through Performance Award, Kmart Innovation of Products and Marketing Award, Ford New Holland Quality Award, and the ADAP Stores Vendor of the Year. In 1998, an independent testing laboratory of national repute subjected SLI batteries in the North American market to rigorous tests designed to simulate conditions that those batteries would experience in actual use. The reported results of those tests indicated that Exide's batteries were superior to the other batteries tested.

   In 1997, Exide's North American quality systems achieved another milestone by being recognized for their compliance to QS-9000 standards.

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


                   Manufacturing, Raw Materials and Suppliers

   North America. The major reasons for the Company's emergence as the low-cost producer in the United States and Canadian automotive battery industry have been the achievement of economies of scale through strategic acquisitions, the consolidation of facilities, the Company's relatively low labor costs and increased vertical integration in the areas of lead smelting, plastics and battery separators. Since 1985 and following the acquisition of General Battery in May 1987, the Company consolidated the operations of nine plants and eight distribution centers into larger, more efficient locations with lower labor costs. This has led to a significant reduction in unit costs and improved labor productivity. The Company also is a leader in developing advanced production techniques, such as continuous plate processing, statistical process control and computer-aided design and manufacturing. The Company's manufacturing plant in Salina, Kansas is the highest volume and one of the lowest cost automotive battery plants in the world. The Company continues to increase production at its manufacturing facility in Bristol, Tennessee, a modern, highly efficient battery manufacturing plant similar to the Company's Salina, Kansas facility.

   Exide believes its overall unit conversion costs (production costs other than raw materials) are significantly below the conversion costs of its major United States and Canadian competitors. These cost efficiencies result from the Company's high volume of production, emphasis on cost control and competitive labor costs. The Company's relatively high level of vertical integration reduces the effects of changes in the market prices of raw materials on production costs and, when lead market prices are higher, may result in substantial raw material cost savings. Lead is the principal raw material in the manufacture of batteries, representing approximately one-third of the cost of goods sold. The Company can obtain substantially all of its domestic lead requirements through the operation of six secondary lead smelters, which reclaim lead by recycling spent lead-acid batteries. Prior to its acquisition of two such smelters in August 1995 through its purchase of Schuylkill, the Company was purchasing a larger portion of its lead requirements, making the cost of its batteries more sensitive to lead price changes. The Company obtains batteries for recycling from its customers and through its wholesale distribution outlet system. The Company believes it has a significant competitive advantage from its in-house lead smelting and from back hauling of spent batteries for recycling through its distribution network and wholesale distribution outlets. When lead market prices decline, the Company's lead cost advantage from vertical integration can be reduced or eliminated. Because Exide adjusts its pricing to a substantial number of customers pursuant to a formula based on a published price of lead, if market prices were to decline below the Company's lead production cost for an extended period of time, the Company could be forced to obtain more of its requirements from third parties.

   The Company also produces most of its U.S. plastic molding requirements utilizing plastic obtained through in-house reclamation of spent battery cases as part of its recycling program.

   Other key raw materials and components in the production of batteries include lead oxide and chemicals, which are generally available from multiple sources. The Company currently produces substantially all of its North American requirements of battery separators. The Company has not experienced any material stoppage or slowdown in production as a result of the unavailability, or delays in the availability, of raw materials.

   Europe. The Company operates manufacturing plants in France, Italy, Spain, Portugal, Germany, the United Kingdom and elsewhere in Europe. Through CEAc's investment in Turkey and its subsidiary in Poland, and Tudor's investment in India, the Company has a presence in Eastern Europe and Asia as well.

   Exide has four secondary lead smelters in Europe that supply approximately one-third of its European lead requirements (with a plan to bring that figure to 50% by the year 2000). The Company's European operations are affected by changes in lead prices more than its North American operations because European operations are less vertically integrated. Major investments have been made in these plants in recent years to improve lead treatment and recycling processes. The Company produces most of its own plastic components.

   The Company is implementing a cohesive overall rationalization and consolidation strategy with respect to its European acquisitions. The Company continues to lower fixed and variable production costs through plant closings, thereby increasing capacity utilization at the remaining plants, shifting production to lower cost areas and reducing overhead. In conjunction with its plant closings, the Company is rationalizing its distribution system, reducing the number of warehouses and improving its delivery systems. In addition, the Company is reducing administrative expenses by eliminating duplicate functions and services and plans to rationalize its product range, significantly reducing the number of stock keeping units and improving inventory management. The Company anticipates that this consolidation and rationalization will produce significant cost savings.


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

   The Company's primary domestic competitors are Johnson Controls, Inc., Delco Remy and GNB Incorporated (a subsidiary of Pacific Dunlop, Ltd.). Regional manufacturers are also significant, accounting for approximately 13% of the United States market based on information provided by an industry trade association.

     Europe. The automotive and industrial battery markets are very competitive. Reduced demand due to European economic conditions in the recent past caused excess capacity and resulted in more intense competition. As in the North American automotive and industrial battery markets, European manufacturers compete primarily on the basis of price, quality, warranty and service. The excess capacity caused pressure from large customers in both the automotive and industrial battery markets for price concessions. Exide's strategy to consolidate manufacturing and excess capacity, while lowering unit costs, has resulted in more stable pricing. Higher lead prices in 1997 resulted in higher battery prices on pass-through pricing. Lead prices were much lower and more stable in 1998. Currency fluctuations among the European countries, depending on where competitors manufacture, can have considerable competitive effects. Among Exide's competitors in Europe are VB Autobatterie GmbH ("Varta/Bosch"), Hawker Batteries, Fiamm, Delco Remy, Autosil, Hoppecke, Yuasa and Matsushita.


                                    Backlog

   The Company does not have a material amount of backlog orders.


                                   Employees

     North America. As of March 31, 1998, the Company employed approximately 1,604 salaried employees and approximately 4,447 hourly employees in North America. Approximately 48% of such salaried employees are engaged in sales, service and marketing and approximately 43% in manufacturing and engineering. Approximately 30% of its hourly employees are represented by unions. Relations with the unions are generally good. Contracts covering approximately 185 and 207 of the Company's union employees expire in fiscal 1999 and 2000, respectively, and the remainder thereafter.

     Europe. As of March 31, 1998, the Company employed approximately 4,076 salaried employees and approximately 7,056 hourly employees in Europe. Approximately 32% of such salaried employees are engaged in sales, service and marketing and approximately 58% in manufacturing and engineering. The Company's hourly employees are generally represented by unions. Relations with the unions are generally good. Contracts covering the Company's European union employees expire on various dates through 1999.


                            Trademarks and Patents

   The Company owns or has a license to use various trademarks which are of value in the conduct of its business. Illustrative of the licenses the Company entered into is an agreement with the National Association for Stock Car Auto Racing, Inc. ("NASCAR") pursuant to which Exide has the exclusive rights to market batteries and related accessories bearing the NASCAR name and logo. In 1997, the Company launched a program to market a line of very high quality batteries and accessories bearing the name Exide NASCAR Select. The market acceptance of these products has been encouraging. While the Company believes such trademarks and trade names enhance the brand recognition of its products and therefore are important to its business, the Company also believes that its products, engineering skills, reputation for quality and relationships with its customers are equally important for the maintenance and growth of its business. An unaffiliated firm has rights to the Exide mark in approximately 37 foreign countries. In addition, Exide Electronics Group, Inc., an unaffiliated company, is licensed to use the Exide name on certain devices.

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

   North America. The Company has been advised by the U.S. Environmental Protection Agency ("EPA") or state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 75 federally defined Superfund or state equivalent sites. At 35 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

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

   The Company currently has greater than 50% liability at only one Superfund site, discussed below. Other than this site, the Company's volumetric allocation exceeds 5% at only five sites at which the Company's share of liability has not been paid as of March 31, 1998. The current volumetric allocation at these five sites averages 13.1%

   The Company is the primary PRP at the Brown's Battery Breaking Superfund site located in Pennsylvania. The site was operated by third-party owners in the 1960s and early 1970s. In 1992, the EPA issued a Record of Decision ("ROD") identifying several alternate remedies. During fiscal 1997, the Company signed a consent decree and paid $3.0 million of the EPA's past costs and is not responsible for any other past costs. The Company has established its reserves based upon its estimates of the remediation cost using the approved remedy.

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

   The Company has established reserves for onsite and offsite environmental remediation costs and believes that such reserves are adequate. These reserves consist of amounts accrued for active Company facilities, closed facilities, and specifically for 16 of the Superfund sites. Because environmental liabilities are not accrued until liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

   In fiscal 1997, the Company reached a settlement with most of its insurance carriers, whereby the insurance companies reimbursed and indemnified the Company for certain response costs, property damage and bodily injury claims allegedly resulting from environmental conditions.

   During fiscal 1998, the Company reached an agreement with former owners of the Company whereby the Company agreed to release and indemnify the former owners from all environmental matters relative to certain sites. In exchange for this release the Company received $4,500 in the third quarter and remaining $5,500 will be received in three annual installments.

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

     The Company expects that its overseas operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country. In addition, accelerated consolidation of Exide's European operations could increase its expenditures. See Note 12 to the Company's Consolidated Financial Statements appearing elsewhere herein.

(d)  Financial Information About Foreign and Domestic Operations and Export
Sales

     See Note 16 to the Company's Consolidated Financial Statements appearing elsewhere herein.


Item 2.  Properties

     The chart below lists the location of the principal facilities of the Company. All of the facilities are owned unless otherwise indicated. All owned properties and the leases for the leased properties are subject to liens under the Senior Secured Global Facilities Credit Agreement. See Note 5 to the Company's Consolidated Financial Statements appearing elsewhere herein. The leases for leased facilities expire at various dates through 2015. In addition to these properties, Tudor holds a portfolio of undeveloped land totaling approximately 39 acres of which it divests portions from time to time.


                               Approximate
       Location              Square Footage                       Use
--------------------    -------------------------    ---------------------------
North America:
 Auburn Hills, MI                 5,000  (leased)    OEM Engineering and Sales
 Baton Rouge, LA                176,000              Secondary Lead Smelting
 Beechgrove, IN                  77,000              Secondary Lead Smelting
 Bloomfield Hills, MI            10,000  (leased)    Executive Offices
 Bristol, TN                    220,000  (leased)    Automotive Accessory
                                                     Manufacturing
 Bristol, TN                    631,000  (leased)    Battery Manufacturing
 Burlington, IA                 193,000              Battery Manufacturing
 Cannon Hollow, MO              137,000              Secondary Lead Smelting
 Cooper, TX                      30,000  (leased)    Starter and Alternator
                                                     Manufacturing
 Corydon, IN                    161,000              Separator Manufacturing
 Drummondville,                  90,000              Distribution Center
   Quebec, Canada
 Frankfort, IN                  211,000              Distribution Center
 Hamburg, PA                     30,000              Distribution Center
 Lampeter, PA                    82,000              Battery Plastics
                                                     Manufacturing
 Logansport, IN                 197,000              Battery Manufacturing
 Manchester, IA                 286,000              Battery Manufacturing
 Maple, Ontario, Canada         169,000              Distribution and
                                                     Administration
 Memphis, TN                     41,382              Secondary Lead Smelting
 Muncie, IN                     174,000              Secondary Lead Smelting
 North Bay, Ontario,             30,000              Battery Charger
                                                     Manufacturing
   Canada
 Reading, PA                     72,000  (leased)    Engineering and Research
                                                     and Development
 Reading, PA                    125,000              Secondary Lead Smelting
                                                     and Poly Reprocess
 Reading, PA                     15,000  (leased)    Technical Center
 Reading, PA                    135,000              Administrative Offices
 Reading, PA                    280,000              Battery Manufacturing
 Reading, PA                     77,000              Distribution Center

                               Approximate
       Location              Square Footage                       Use
--------------------    -------------------------    ---------------------------
 Salina, KS                     260,000  (leased)    Battery Manufacturing
 Salina, KS                     100,000              Distribution Center
 Sumner, WA                      56,000  (leased)    Distribution Center
Europe and Other:
 Florival, Belgium              290,000              Distribution Center
 Herlev, Denmark                 15,000              Executive Offices
 Bolton, England                274,000              Industrial Battery
                                                     Manufacturing
 Bristol, England                 4,800              Warehouse
 Corbyl, England                 44,000              SLI Battery Manufacturing
 Auxerre, France                176,000              SLI Battery Manufacturing
 Gennevilliers, France           55,000              Executive Offices
 Lille, France                  484,000              Industrial Battery
                                                     Manufacturing
 Nanterre, France               169,000              SLI Battery Manufacturing
 Nimes, France                  120,000              SLI Battery Manufacturing
 Perrone, France                 96,000              Battery Plastics
                                                     Manufacturing
 Pont Ste Maxence,               71,000              Secondary Lead Smelting
  France
 Vierzon, France                174,000              Industrial Battery
                                                     Manufacturing
 Bad Lauterberg,                458,500              Manufacturing,
                                                     Administrative and
  Germany                                            Warehouse
 Budingen, Germany              258,000              Industrial Battery
                                                     Manufacturing
 Budingen, Germany               15,000              Lithium Cells Manufacturing
 Duisburg, Germany               48,387              Manufacturing,
                                                     Administrative and
                                                     Warehouse
 Kassel, Germany                212,000              Distribution Center
 Soest, Germany                 386,000              Industrial Battery
                                                     Manufacturing
 Weiden, Germany                208,000              Industrial Battery
                                                     Manufacturing
 Schimitari, Greece              69,000              SLI Battery Manufacturing
 Maarssen, Holland               26,000              Executive Offices
 Vlaardingen, Holland            51,000              Industrial Battery Assembly
 Avellino, Italy                 35,000              Lids and Containers
                                                     Manufacturing
 Bergamo, Italy                 203,000              Lids, Containers and
                                                     Separators Manufacturing
 Casalnuovo, Italy              483,000              Industrial Battery
                                                     Manufacturing
 Fumane, Italy                   65,000              SLI Battery Manufacturing
 Romano Di Lombardia,           266,000  (leased)    SLI Battery Manufacturing
 Italy
 Horten, Norway                 108,000  (leased)    Industrial Battery
                                                     Manufacturing
 Poznan, Poland (five)          887,000              SLI Battery Manufacturing
 Warsaw, Poland                  34,100              Industrial Battery
                                                     Manufacturing and Offices
 Ilhavo, Portugal                54,000              Manual Tools Manufacturing
 Azambuja (Sonalur),             21,000              Secondary Lead Smelting
  Portugal
 Azambuja (Azai),                21,000              Lids and Containers
  Portugal                                           Manufacturing

                               Approximate
       Location              Square Footage                       Use
--------------------    -------------------------    ---------------------------
 Lisbon, Portugal                12,000              Executive Offices
 Cubas, Spain                   323,000              Secondary Lead Smelting
 Azuqueca de Henares,           434,000              SLI Battery Manufacturing
    Spain                                            and Research
 Torrejon de Ardoz,              54,000              Industrial Battery and
      Spain                                          NiCad Manufacturing
 Loeches, Spain                  12,000  (leased)    Traction Chargers
                                                     Manufacturing
 Malpica, Zaragoza,             213,000              SLI Battery Manufacturing
  Spain
 Manzanares, Spain              438,000              SLI Battery Manufacturing
 Bonmati, Spain                  57,000              Recycling Facilities
 S. Esteban de Gormaz,           63,000              Secondary Lead Smelting
  Spain
 Madrid, Spain                    7,200  (leased)    Executive Offices
 Zaragoza, Spain                269,000              Industrial Battery
                                                     Manufacturing
 Nol, Sweden                    447,000              SLI and Industrial Battery
                                                     Manufacturing
 Manisa, Turkey                 145,000              SLI Battery Manufacturing
 Cwmbran, Wales                 105,000              Executive Offices and SLI
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


Item 3.  Legal Proceedings

   In August 1996, a Portland, Oregon jury found that the Company infringed a patent relating to a device for inserting battery plates into battery separators, and awarded damages of $5.0 million. Later, the Court, acting on the jury's verdict, entered a judgment against the Company for $5.4 million. On April 28, 1997, the Court denied the Company's post-trial motions relating to the judgment. On May 16, 1997, the Company filed its Notice of Appeal and five days later plaintiffs filed a cross appeal. The appeal was argued before the U.S. Court of Appeals for the Federal Circuit Court on March 5, 1998.
Management and its outside patent counsel remain confident that the jury verdict and the court's judgment relating to the patent asserted at trial will be reversed and that the cross appeal is without merit and, therefore, shall be rejected. The Company anticipates receiving a decision on the appeal during fiscal 1999. No reserve has been established for this matter.

   The Company is now or recently has been involved in several related lawsuits containing similar allegations pending in state and federal courts in Alabama, North Carolina, South Carolina and Texas, two of which were brought as purported class actions. These actions contain allegations that the Company sold old or used batteries as new batteries. In all of the cases, submitted for judicial determination the Company has prevailed. In others, the Company has not been obliged to present a defense. The remaining actions seek compensatory and punitive damages and, in one case, injunctive relief. The Company disputes the material legal claims in these matters and will vigorously defend itself.

   Five purported class action lawsuits have recently been filed against the Company and three of its senior officers who are also directors alleging violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Specifically, the complaints allege that the market price of the Company's stock was artificially inflated over a period from June 27, 1995 through April 3, 1998 as a result of alleged misstatements and omissions. The named plaintiff in each case seeks to represent a class of persons who purchased Exide stock on the open market during the period in which the stock was allegedly artificially inflated. Plaintiffs in each case seek compensatory damages in an unspecified amount. The Company has not yet answered the complaints and no discovery has occurred. The Company denies any wrongdoing and plans to vigorously defend itself against these charges.

   Under its civil investigative authority, the Florida Attorney General issued subpoenas to the Corporation on March 3, 1998 and May 21, 1998. The Attorney General has focused this inquiry into allegations including the sale of defective and used batteries, mislabeling of batteries and improper crediting of customer accounts. No action has been taken and the matter is pending under review by the Florida Attorney General. The Corporation is actively cooperating with the Attorney General and does not believe that it has acted improperly.

   The Board of Directors has asked its non-management members to look into matters raised in the class actions and Florida investigation referred to above.

   The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims or litigation to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations. In the fourth quarter of fiscal 1996, the Company paid $5.5 million as a result of an unfavorable verdict from the U.S. Court of Appeals in a patent infringement matter. Such amount was recorded as cost of sales.


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


                      Sales Prices                  Quarterly
                   -----------------                  Cash
                     High      Low                  Dividends
                   --------  -------                ---------
                                                   (per share)
Fiscal 1997:
 First Quarter      $30-1/4  $ 18-7/8            $    0.02
 Second Quarter      28-1/2    22-1/2                 0.02
 Third Quarter       28-7/8    22-5/8                 0.02
 Fourth Quarter      25-1/2        16                 0.02
Fiscal 1998:
 First Quarter      $23-1/8  $ 14-5/8            $    0.02
 Second Quarter      23-1/8    18-3/4                 0.02
 Third Quarter       34-1/4   20-9/16                 0.02
 Fourth Quarter          27   16-5/16                 0.02

   At June 26, 1998 the reported last sale price of the stock was $ 17-1/8. As of June 17, 1998, there were 473 record holders of Common Stock.

 Item 6.  Selected Financial Data (In thousands, except per-share data):

                                                                    Fiscal Year Ended March 31
                                            ---------------------------------------------------------------------------
                                               1994          1995            1996            1997            1998
                                            ----------  --------------  --------------  --------------  ---------------
Income Statement Data:
Net sales                                    $679,649   $   1,198,546   $   2,342,616   $   2,333,230   $    2,273,126
Gross profit                                  161,003         264,018         552,806         595,276          602,718
Operating expenses                             99,245         199,856         429,131         453,798          464,211
Operating income                               61,758          64,162         123,675         141,478          138,507
Interest expense, net                          33,150          52,565         120,600         118,837          112,301
Income taxes                                   10,794           5,160           6,300          14,732           13,475
Income before extraordinary loss
 and cumulative effect of
 accounting change                             17,217           4,491             939          18,992           18,697
Extraordinary loss                                 --          (3,597)/(1)/    (9,600)/(2)/    (2,767)/(3)/    (28,513)/(4)/
Cumulative effect of accounting
 change/(5)/                                  (12,711)             --              --              --               --
Net income (loss)                               4,506             894          (8,661)         16,225           (9,816)
Basic net income (loss) per share                0.44            0.06           (0.44)           0.79            (0.48)
Diluted net income (loss) per share              0.41            0.06           (0.42)           0.77            (0.45)
Balance Sheet Data (at end of
 year):
Working capital                               153,711         395,875         598,895         616,128          538,916
Property, plant and equipment, net            181,147         423,876         578,722         521,836          535,113
Total assets                                  629,090       1,637,589       2,711,429       2,452,807        2,348,616
Total debt                                    291,821         645,135       1,340,025       1,289,682        1,248,983
Common stockholders' equity                   164,450         413,230         439,400         371,410          294,948
Other Data:
EBITDA/(6)/                                    91,465         110,759         230,131         267,309          259,552
Ratio of earnings to fixed
 charges/(7)/                                    1.7x            1.2x            1.0x            1.2x             1.2x
Capital expenditures                           47,164          61,257         106,385          84,200           87,315
Net cash provided by (used in)
 operating activities                          49,364         (69,134)         36,058          78,126          187,723
Net cash used in investing
 activities                                   (54,859)       (322,896)       (499,830)        (61,652)         (96,406)
Net cash provided by (used in)
 financing activities                          38,701         418,314         449,473         (17,000)         (95,446)


(1) During fiscal 1995, the Company recorded a loss of $3,597 (net of a tax benefit of $2,300) resulting from the early retirement of the former U.S. Credit Agreement in connection with entering into a new U.S. Credit Agreement.

(2) During fiscal 1996, the Company recorded a loss of $9,600 (net of a tax benefit of $5,958) from the early retirement of debt under the U.S. Credit Agreement.

(3) During fiscal 1997, the Company recorded a loss of $2,767 with no income tax effect resulting from a modification of debt in connection with entering into a series of bond swap agreements for $38,000 (principal amount) of its 10% and 10 3/4% Senior Notes.

(4) During fiscal 1998, the Company recorded a loss of $28,513 (net of tax benefit of $3,667) resulting from a modification of debt in connection with entering a bond swap agreement for $7,500 (principal amount) of its 10% Senior Notes; the retirement of its 10.75% Senior Notes and the remainder of its 12.25% Senior Subordinated Deferred Coupon Debentures; the retirement of the U.S. Credit Agreements and European Facilities Agreement in connection with entering into the Senior Secured Global Credit Facilities Agreement; a modification of debt in connection with reducing the maximum commitment on the European Facilities Agreement; a modification of debt in connection with entering into a series of bond swap agreements for $13,500 (principal amount) of its 10% Senior Notes; and the redemption of $108,119 (face value) of its outstanding 12.25% Zero-Coupon Bonds.

(5) Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Accounting for Postretirement Benefits Other Than Pensions," which resulted in a charge of $12,700 with no income tax effect because of the uncertainty of deductibility at that time.

(6) Represents earnings before interest, taxes, depreciation of property, plant and equipment, amortization of goodwill and equity in earnings of joint ventures. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(7) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, amortization of debt expense, capitalized interest, and one-third of rent expense, representative of the interest factor.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   The mild winters of the past three years had a substantial adverse effect on the Company's results of operations for fiscal 1996, 1997 and 1998. See "Seasonality and Weather."

   The Company through its European operations is exposed to foreign currency risk in most Western European countries, principally France, Spain, Germany, Italy and the U.K. The Company does not have material operations in countries whose economies can be classified as hyper-inflationary. Movements of exchange rates vis-a-vis the U.S. dollar can result in both unrealized and realized exchange gains or losses. In some instances gains in one currency may be offset by losses in another as all currencies may not move in unison vis-a-vis the U.S. dollar. It is the policy of the Company to reduce foreign currency risk by balancing net foreign currency positions where possible. In addition, the Company enters into foreign exchange contracts, including forward and purchased option contracts. The Company enters into forward exchange contracts to reduce the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities, as well as certain firm commitments and highly anticipated cash flows. The Company also enters into purchased option contracts which, if exercised, involve the sale or purchase of foreign currency at a fixed exchange rate for a specified time. As of March 31, 1998, the net fair value of open foreign exchange contracts and the related gains and losses were not material.

   During fiscal 1998, $67.9 million of the decrease in stockholders' equity was due to foreign currency translation adjustments associated with the continued weakening of most European currencies relative to the U.S. dollar.


Results of Operations

Year Ended March 31, 1998 Compared With Year Ended March 31, 1997

   Net sales decreased 2.6% ($60.1 million) to $2,273.1 million in fiscal 1998 from $2,333.2 million in fiscal 1997. The decrease was principally attributable to the impact of changes in foreign exchange rates ($171.4 million) and the fiscal 1997 divestiture of Evanite ($27.3 million) offset by the fiscal 1998 acquisition of DETA ($123.5 million). See Note 2 to the Company's Consolidated Financial Statements appearing elsewhere herein. Industrial battery sales (included above) for fiscal year 1998 were $691.4 versus $631.1 million in fiscal 1997.

   Although sales decreased 2.6% in fiscal 1998 as compared to fiscal 1997, gross profit actually increased $7.4 million in fiscal 1998 versus 1997. The gross profit margin was 26.5% in fiscal 1998 versus 25.5% in fiscal 1997. The increase in gross profit is largely the result of the acquisition of DETA in fiscal 1998 ($34.9 million), manufacturing cost reductions related to the continuing European rationalization/consolidation process and the favorable effects of certain environmental developments during fiscal 1998. These favorable items were offset in part by the effects of weaker European currencies ($52.4 million) and the fiscal 1997 divestiture of Evanite which contributed $5.7 million of gross profit in fiscal 1997. The gross profit was also favorably affected by the higher gross margins (28.3%) of the DETA acquisition and product mix, including the higher margin Exide NASCAR Select products.

   Selling, marketing and advertising expenses increased $21.6 million or 7.4% largely due to the acquisition of DETA ($17.6 million), higher U.S. advertising costs for the launch of the Exide NASCAR Select line of products and higher provisions ($2.4 million) for accounts receivable losses primarily as a result of the bankruptcy filings by certain major U.S. retailers mostly during the fourth fiscal quarter. Offsetting these increases were the effects of weaker currencies ($24.1 million), the 1997 Evanite divestiture ($0.6 million) and savings from headcount reductions in Europe resulting from the rationalization/ consolidation. General and administrative expenses decreased $10.3 million or 7% in fiscal 1998 versus 1997 due to the effects of weaker currencies ($10.4 million), the 1997 Evanite divestiture ($3.0 million) and savings from headcount reductions in Europe resulting from rationalization/consolidation offset by the increase due to DETA ($10.8 million). Goodwill amortization decreased slightly as a result of the weakening of European currencies offset by the increased amortization resulting from the DETA acquisition. See Note 2 to the Company's Consolidated Financial Statements appearing elsewhere herein.

   Operating income decreased $3.0 million, or 2.1%, as a result of the matters discussed above.

   Interest expense decreased $6.5 million, or 5.5%, primarily due to the effect of changes in foreign exchange rates ($5.5 million) and to the lower rates related to the refinancing of debt in fiscal 1998 (see Note 5 to the Company's Consolidated Financial Statements appearing elsewhere herein), offset by the increased expense for the borrowing related to the acquisition of DETA.

   Other income, net was $5.9 million for fiscal 1998 versus $12.4 million for fiscal 1997. The $6.5 million decrease principally relates to the fiscal 1997 gain on sale of Evanite ($8.3 million), increased losses on the sales of accounts receivable and associated fees in Europe in fiscal 1998 ($7.6 million) (see Note 10 to the Company's Consolidated Financial Statements appearing elsewhere herein), offset by a gain from an involuntary conversion due to a fire in fiscal 1998 ($5.6 million).

   Net income decreased $26.0 million to a loss of $9.8 million in fiscal 1998, primarily as a result of a $28.5 million extraordinary loss (net of income tax benefit of $3.7 million) related to the early retirement of debt. See Note 5 to the Company's Consolidated Financial Statements appearing elsewhere herein.

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

   Gross profit increased $42.5 million (7.7%) and gross profit margin increased by 1.9 percentage points in fiscal 1997 versus 1996. The increases in gross profit and gross profit margin were principally the result of the inclusion of CEAc for the entire twelve months of fiscal 1997 ($29.0 million), cost reductions from the European manufacturing rationalization/consolidation process, North American and European selling price increases, and the absence of a $5.5 million judgment recognized in fiscal 1996 related to a patent infringement claim, offset by higher lead costs ($36.0 million), the adverse impact of foreign exchange rates ($25.0 million) and the margin associated with the decline in automotive and non-battery revenues.

   Operating expenses increased $24.7 million, or 5.7% in fiscal 1997 versus 1996, primarily due to the inclusion of CEAc for the entire twelve months of fiscal 1997 ($33.9 million), offset by the impact of foreign exchange rates ($16.0 million).

   Operating income increased $17.8 million, or 14.4%, as a result of the matters discussed above.

   Interest expense decreased $1.8 million, or 1.5% primarily due to lower European interest rates and borrowing levels associated with reduced working capital levels related to the rationalization / consolidation process, offset by the incremental interest cost attributable to the inclusion of CEAc for the entire twelve months of fiscal 1997.

   Other income, net was $12.4 million for fiscal 1997 versus $3.7 million for fiscal 1996. This $8.7 million increase principally relates to the $8.3 million gain on the sale of Evanite.

   Income before income taxes, minority interest and extraordinary loss increased $28.3 million as a result of the matters discussed above.

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

Liquidity and Capital Resources

   The Company's liquidity requirements arise primarily from the funding of its seasonal working capital needs, obligations on its indebtedness and capital expenditures. Historically, the Company has met these liquidity requirements through operating cash flows, with borrowed funds and the proceeds of sales of accounts receivable. The Company is party to a U.S. receivables purchase agreement and a European receivables purchase agreement under which the other parties have committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million and $175.0 million, respectively. See Note 10 to the Company's Consolidated Financial Statements appearing elsewhere herein. The Company's greatest cash demands from operations occur during the months of June through October. During fiscal 1999 and beyond, the Company also expects to meets its liquidity requirements in the same manner.

   Cash flows from operating activities were $36.1 million, $78.1 million and $187.7 million in 1996, 1997, and 1998, respectively. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. During fiscal 1998, $136.7 million of cash provided from operations was due to sales of European accounts receivable. Offsetting this was the payment of $40.3 million for the Company's European restructuring activities, primarily severance associated with plant closures. During fiscal 1998, the Company closed five plants in Europe. All of this is part of the Company's long-term strategy of reducing its manufacturing and distribution cost structure, especially in Europe. In the next several years, the Company will continue to complete the closure of various European plants which will necessitate cash payments for severance and other closure costs. While the Company believes that a large portion of its cash requirements for its European consolidation activities will be generated from operations, it has substantial liquidity and capital resources through its Senior Secured Global Credit Facilities Agreement, as discussed below.

   The Company's capital expenditures were $106.4 million in fiscal 1996, $84.2 million in fiscal 1997, and $87.3 million in fiscal 1998. Capital expenditures in fiscal 1996, 1997, and 1998 were principally due to the European acquisitions and the acquisition of Schuylkill Metals in fiscal 1996 and on-going capital expenditures in Europe and North America. The Senior Secured Global Credit Facilities Agreement restricts the amount of capital expenditures which may be made by the Company and its subsidiaries. See Note 5 to the Company's Consolidated Financial Statements appearing elsewhere herein. However, the Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit agreements.

   As of March 31, 1998, the Company had $503.0 million outstanding on its Senior Secured Global Credit Facilities Agreement, including letters of credit. Obligations under the Senior Secured Global Credit Facilities Agreement bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Senior Secured Global Credit Facilities Agreement is fully secured by guarantees of the European subsidiaries and certain fixed assets, inventory and receivables. The Company has an interest rate collar agreement which reduces the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreement effectively limits the PIBOR base interest rate on 593.1 million French francs (U.S. $100.0 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000. The Company has two currency and interest rate swap agreements which effectively converts $175 million of borrowings under the Senior Secured Global Credit Facilities Agreement into 778.8 million French francs (U.S. $133 million) and
25.2 million British pound sterling (U.S. $42 million). The Company receives LIBOR and pays PIBOR and pound sterling LIBOR. Additionally, the Company entered into a series of bond swaps agreements which effectively converted $40.6 million (principal amount) of the 10% Senior Notes into a variable LIBOR interest rate through April 15, 2000. The Company has the right to terminate the $40.6 million bond swap agreements at any time before maturity.

   As of March 31, 1998, the Company had $135.4 million available under its Senior Secured Global Credit Facilities Agreement after consideration of $30.9 million of outstanding letters of credit. See Note 5 to the Company's Consolidated Financial Statements appearing elsewhere herein.

   As of March 31, 1998, the Company has significant NOL carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and European taxable income. See Note 9 to the Company's Consolidated Financial Statements appearing elsewhere herein.

Year 2000 Issue

   The Year 2000 issue results from the fact that some computer systems and applications utilizing two-digit date fields to designate years may not correctly interpret the year 2000. As a result, some date-sensitive systems may recognize the year 2000 as 1900, or not at all, which may cause systems to process financial and operational information incorrectly. The Company has assessed the impact of the Year 2000 issue, including cost estimates to complete required changes. Plans to address the Year 2000 issue have been developed and are being implemented. Currently, the Company does not expect that the costs to be incurred will be material to the results of operations or financial condition, and expects all affected systems and applications to be modified or replaced in advance of the year 2000.

Recently Issued Accounting Standards

   In the second quarter of fiscal 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In the fourth quarter of fiscal 1998, the FASB issued SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits." The Company will be required to adopt these new standards in fiscal 1999. These new pronouncements will be a change in the currently required disclosures to the consolidated financial statements, which the Company is currently in the process of determining.


Effect of Inflation

   Inflation has not had a material impact on the operations of the Company during the past three years. The Company generally has been able to offset the effects of inflation with price increases, cost-reduction programs and operating efficiencies.


Future Environmental Developments

   The Company is subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations. In the future environmental, health and safety standards may be more stringent. The Company anticipates that such potential standards could cause an increase in the Company's capital expenditures and operating costs. Unless and until the standards are adopted it is not possible to estimate these costs with any certainty or to predict whether they will have a material effect on the Company's financial condition or results of operations.


Item 8.  Financial Statements and Supplementary Data

   See Index to Consolidated Financial Statements and Schedule at page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.


PART III

Item 10.  Directors and Executive Officers of the Registrant

   The biographical information under the heading Election of Directors in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 12, 1998, is hereby incorporated by reference.

   In addition to the executive officers named in the biographical section, Messr. William J. Rankin is an executive officer.

   Mr. Rankin (age 60), Executive Vice President of the Company, has been primarily responsible for operations since June 1987. Mr. Rankin was formerly on the Board of Directors. His prior experience was with Monroe Automotive Equipment Company where he served as Vice President of Manufacturing as well as Vice President of Product Engineering.


Item 11.  Executive Compensation

   The information under the heading Executive Compensation in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 12, 1998, is hereby incorporated by reference.


Item 12.  Description of Capital Stock

   The information under the heading Stock Ownership in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 12, 1998, is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

   The information under the heading Certain Transactions in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 12, 1998, is hereby incorporated by reference.


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


                                      EXIDE CORPORATION

                                      By:  /s/ Arthur M. Hawkins
                                           ------------------------
                                           Arthur M. Hawkins,
                                           President


                                      By:  /s/ Alan E. Gauthier
                                           ------------------------
                                           Alan E. Gauthier
                                           Principal Financial and
                                           Accounting Officer



Date:   June 29, 1998
     ------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:    /s/ Arthur M. Hawkins              By:    /s/ Douglas N. Pearson
     --------------------------                ------------------------------
     Arthur M. Hawkins, President                Douglas N. Pearson, Executive
      Chairman of the Board and                Vice President, President - North
              Director                         American Operations and Director

By:    /s/ Alan E. Gauthier               By:    /s/ Earl Dolive
     --------------------------                ------------------------------
     Alan E. Gauthier, Executive                        Earl Dolive
     Vice President and Director                          Director

By:    /s/ Robert H. Irwin                By:    /s/ Thomas J. Reilly, Jr.
     --------------------------                ------------------------------
           Robert H. Irwin                          Thomas J. Reilly, Jr.
              Director                                    Director

By:    /s/ Arthur R. Taylor               By:    /s/ James T. Watson
     --------------------------                ------------------------------
          Arthur R. Taylor                             James T. Watson
              Director                                     Director

Exhibits:
--------

3.1 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (No. 333 - 29991).

3.2 Restated Bylaws of the Registrant, incorporated by reference to Exhibit of same number to the 1993 Registration Statement.

4.1 Registration Rights Agreement among the Registrant, Wilmington Securities, Inc. and certain other holders of the Registrant's Common Stock, incorporated by reference to Exhibit 4.14 to the 1993 Registration Statement.

4.2 Indenture dated as of April 28, 1995, between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 99.3 of the Registrant's Form 8-K dated June 2, 1995.

4.3 Indenture dated as of December 15, 1995 between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.7 to the 1996 Form 10-K.

4.4 Fiscal and Paying Agency Agreement, dated April 23, 1997, by and among Exide Holding Europe S.A., Exide Corporation, The Bank of New York and Deutsche Bank Aktiengesellschaft, incorporated by reference to Exhibit 4.9 to the 1997 Form 10-K.

10.1 Receivables Purchase Agreement, dated as of March 31, 1997, among Exide U.S. Funding Corporation, Three Rivers Funding Corporation and the Registrant, incorporated by reference to Exhibit 10.1 to the 1997 Form 10-K.

10.2 Sale Agreement, dated March 31, 1997, between the Registrant and Exide U.S. Funding Corporation, incorporated by reference to Exhibit 10.2 to the 1997 Form 10-K.

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

10.7 Lease Agreement dated July 1, 1988 between the Registrant and an officer of the Registrant pertaining to Chippewa Trail Lodge, incorporated by reference to Exhibit 10.28 to the 1989 10-K.

10.8 Amendment to Lease Agreement dated October 24, 1988 between the Registrant and Chippewa Trail Lodge, Inc., incorporated by reference to Exhibit 10.29 to the 1989 10-K.

10.9 Assignment of Lease dated July 1, 1988 between an officer of the Registrant and Chippewa Trail Lodge, Inc., incorporated by reference to
      Exhibit 10.30 to the 1989 10-K.

10.10 Assignment and Assumption of Lease dated October 24, 1988 between an officer of the Registrant and Chippewa Trail Lodge, Inc., incorporated by reference to Exhibit 10.31 to the 1989 10-K.

10.11 Second Amendment to Lease Agreement dated July 1, 1995 between the Registrant and Chippewa Trail Lodge, Inc.

10.12 Lease Agreements (Series A and Series B) dated September 1, 1976 pertaining to the Salina, Kansas manufacturing facilities, incorporated by reference to Exhibit 10.22 to the S-1 Registration Statement.

10.13 Lease Agreement dated August 1, 1978, pertaining to the Reading, Pennsylvania engineering facilities, incorporated by reference to Exhibit
      10.23 to the S-1 Registration Statement.

10.14 Lease Agreement dated January 5, 1978, pertaining to the City of
      Industry, California distribution facilities, incorporated by reference to
      Exhibit 10.24 to the S-1 Registration Statement.

10.15 Lease Agreement dated August 11, 1986, pertaining to the Sumner, Washington Distribution facilities, incorporated by reference to Exhibit
      10.27 to the S-1 Registration Statement.

10.16 Lease Agreement beginning December 1, 1987, pertaining to the Travelers Rest, South Carolina distribution facilities, incorporated by reference to
      Exhibit 10.27 to the Registrant's Form 10-K for the fiscal year ended March 31, 1988.

10.17 Asset Purchase Agreement, dated as of June 10, 1991, between the Registrant and Yuasa Battery (America), Inc., incorporated by reference to
      Exhibit 1 to the Registrant's Form 8-K dated June 25, 1991.

10.18 EC Acquisition, Inc. 1993 Stock Award Plan, incorporated by reference to
      Exhibit 10.23 to the 1993 Registration Statement.

10.19 Exide 1993 Long Term Incentive Plan, incorporated by reference to Exhibit
      10.25 to the 1993 Registration Statement.

10.20 Exide 1997 Stock Option Plan

10.21 Agreement dated September 30, 1994, among Gemala (Isle of Man) Limited, PT Sapta Panji Manggala, and B.I.G. Batteries Group Limited. Deed dated September 30, 1994, among Euro Exide Corporation Limited, Gemala (Isle of Man) Limited and B.I.G. Batteries Group Limited. Master Agreement dated September 30, 1994 among Euro Exide Corporation Limited, Gemala (Isle of Man) Limited, B.I.G. Batteries Group Limited and PT Sapta Panji Manggala, incorporated by reference to Exhibit 10.24 of the December 1994 Registration Statement.

10.22 Credit and Guarantee Agreement dated December 19, 1997 among the Registrant, certain of the Registrant's subsidiaries, Lehman Brothers Inc., Credit Suisse First Boston, Lehman Commercial Paper Inc. and other lenders and related amendment dated May 27, 1998.

10.23 Receivables Sale Agreement, dated June 3, 1997 among CMP Batteries Limited, Exide (Dagenham) Limited, Fulmen (U.K.) Limited, B.I.G. Batteries Limited and Exide Europe Funding LTD.

10.24 Lease Agreement dated February 7, 1994, pertaining to the Bristol, Tennessee manufacturing facility and related amendment dated May 1995 incorporated by reference to Exhibit 10.27 to the 1996 Form 10-K.

21.1       Subsidiaries of the Registrant.

23.1       Consent of independent public accountants.

27.1-27.8  Financial data schedules.

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

CONSOLIDATED BALANCE SHEETS                                         F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                     F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-8

CONSOLIDATED SUPPORTING SCHEDULE FILED:

  II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                F-36


All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Exide Corporation:

We have audited the accompanying consolidated balance sheets of Exide Corporation (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exide Corporation and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

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


                                    ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
   June 26, 1998

                       EXIDE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per-share data)

                                                       For the Fiscal Year Ended March 31
                                                 ---------------------------------------------
                                                     1996            1997             1998
                                                 ------------    ------------     ------------
NET SALES                                        $  2,342,616    $  2,333,230     $  2,273,126

COST OF SALES                                       1,789,810       1,737,954        1,670,408
                                                 ------------    ------------     ------------

         Gross profit                                 552,806         595,276          602,718
                                                 ------------    ------------     ------------

OPERATING EXPENSES:
    Selling, marketing and advertising                276,076         290,076          311,683
    General and administrative                        137,086         145,869          135,606
    Goodwill amortization                              15,969          17,853           16,922
                                                 ------------    ------------     ------------
                                                      429,131         453,798          464,211
                                                 ------------    ------------     ------------

         Operating income                             123,675         141,478          138,507

INTEREST EXPENSE, net                                 120,600         118,837          112,301
OTHER INCOME, net                                      (3,655)        (12,382)          (5,852)
                                                 ------------    ------------     ------------
         Income before income taxes, minority
           interest and extraordinary loss              6,730          35,023           32,058

INCOME TAX PROVISION                                    6,300          14,732           13,475
                                                 ------------    ------------     ------------
         Income before minority interest
           and extraordinary loss                         430          20,291           18,583

MINORITY INTEREST                                        (509)          1,299             (114)
                                                 ------------    ------------     ------------

         Income before extraordinary loss                 939          18,992           18,697

EXTRAORDINARY LOSS RELATED TO EARLY
    RETIREMENT OF DEBT, net of income tax
    benefit of $5,958, $0 and $3,667                   (9,600)         (2,767)         (28,513)
                                                 ------------    ------------     ------------

         Net income (loss)                       $     (8,661)   $     16,225     $     (9,816)
                                                 ============    ============     ============
BASIC EARNINGS PER SHARE:
    Income before extraordinary loss             $       0.05    $       0.92     $       0.91
    Extraordinary loss                                  (0.49)          (0.13)           (1.39)
                                                 ------------    ------------     ------------
         Net income (loss)                       $      (0.44)   $       0.79     $      (0.48)
                                                 ============    ============     ============
DILUTED EARNINGS PER SHARE:
    Income before extraordinary loss             $       0.05    $       0.90     $       0.87
    Extraordinary loss                                  (0.47)          (0.13)           (1.32)
                                                 ------------    ------------     ------------
         Net income (loss)                       $      (0.42)   $       0.77     $      (0.45)
                                                 ============    ============     ============
WEIGHTED AVERAGE SHARES:
    Basic                                          19,586,594      20,502,014       20,587,782
                                                 ============    ============     ============

    Diluted                                        20,384,805      21,204,241       21,641,786
                                                 ============    ============     ============

        The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per-share data)



                                                              March 31
                                                     --------------------------

                          ASSETS                          1997          1998
                          ------                     -----------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                        $    42,706   $    35,613
    Receivables, net of allowance for doubtful
      accounts of $38,486 and $37,488                    569,683       434,679
    Inventories                                          533,514       572,188
    Prepaid expenses and other                            21,889        32,455
    Deferred income taxes                                 23,667        14,896
                                                     -----------   -----------

                Total current assets                   1,191,459     1,089,831
                                                     -----------   -----------
PROPERTY, PLANT AND EQUIPMENT:
    Land                                                  50,873        50,401
    Buildings and improvements                           205,826       221,168
    Machinery and equipment                              500,883       419,242
    Construction in progress                              40,190        53,354
                                                     -----------   -----------

                                                         797,772       744,165
    Less- accumulated depreciation and amortization     (275,936)     (209,052)
                                                     -----------   -----------

                Property, plant and equipment, net       521,836       535,113
                                                     -----------   -----------
OTHER ASSETS:
    Goodwill, net                                        596,254       570,251
    Investments in affiliates                             24,016        24,620
    Deferred financing costs, net                         26,770        20,050
    Deferred income taxes                                 54,618        61,461
    Other                                                 37,854        47,290
                                                     -----------   -----------

                                                         739,512       723,672
                                                     -----------   -----------

                Total assets                         $ 2,452,807   $ 2,348,616
                                                     ===========   ===========

        The accompanying notes are an integral part of these statements.

                                   (Continued)

                       EXIDE CORPORATION AND SUBSIDIARIES

                 (In thousands, except share and per-share data)

                                                                                  March 31
                                                                       -------------------------------
                                                                           1997                1998
                                                                       -----------         -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings                                              $    16,123         $    17,953
    Current maturities of long-term debt                                    37,488              35,112
    Accounts payable, trade and other                                      236,889             255,952
    Accrued interest                                                        24,671              26,865
    Accrued compensation                                                    98,316              66,160
    Product warranty reserve                                                36,243              35,192
    Other current liabilities                                              125,601             113,681
                                                                       -----------         -----------

                Total current liabilities                                  575,331             550,915
                                                                       -----------         -----------

LONG-TERM DEBT                                                           1,236,071           1,195,918
                                                                       -----------         -----------

NONCURRENT RETIREMENT OBLIGATIONS                                          107,756             114,480
                                                                       -----------         -----------

OTHER NONCURRENT LIABILITIES                                               142,791             173,051
                                                                       -----------         -----------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 14)

MINORITY INTEREST                                                           19,448              19,304
                                                                       -----------         -----------
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 60,000,000 shares authorized;
       21,336,757 and 21,328,439 shares issued and outstanding                 213                 213
    Additional paid-in capital                                             489,427             489,851
    Accumulated deficit                                                    (21,569)            (33,084)
    Notes receivable--stock award plan                                      (1,696)             (1,609)
    Unearned compensation                                                     (516)               (322)
    Minimum pension liability adjustment                                    (4,993)             (2,767)
    Cumulative translation adjustment                                      (89,456)           (157,334)
                                                                       -----------         -----------

                Total stockholders' equity                                 371,410             294,948
                                                                       -----------         -----------

                Total liabilities and stockholders' equity             $ 2,452,807         $ 2,348,616
                                                                       ===========         ===========

        The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE FISCAL YEARS ENDED MARCH 31, 1996, 1997 and 1998
                     (In thousands, except per-share data)

                                                                                 Notes                     Minimum
                                                    Additional                Receivable-                  Pension      Cumulative
                                         Common      Paid-In    Accumulated   Stock Award     Unearned    Liability     Translation
                                          Stock      Capital      Deficit        Plan       Compensation  Adjustment    Adjustment
                                        ---------   ---------    ---------     ---------     ---------     ---------     ---------
Balance at March 31, 1995               $     200   $ 443,446    $ (25,837)    $  (1,774)    $  (1,806)    $  (5,527)    $   4,528
    Net loss for fiscal 1996                   --          --       (8,661)           --            --            --            --
    Common stock issued for
      acquisitions                              9      48,135           --            --            --            --            --
    Common stock issued under
      employee stock purchase plan             --         100           --            --            --            --            --
    Forfeiture of common stock grants          --        (762)          --            78           709            --            --
    Amortization of unearned
      compensation                             --          --           --            --           387            --            --
    Cash dividends paid ($0.08/share)          --          --       (1,623)           --            --            --            --
    Minimum pension liability
      adjustment                               --          --           --            --            --          (429)           --
    Translation adjustment                     --          --           --            --            --            --       (11,773)
                                        ---------   ---------    ---------     ---------     ---------     ---------     ---------
Balance at March 31, 1996                     209     490,919      (36,121)       (1,696)         (710)       (5,956)       (7,245)
    Net income for fiscal 1997                 --          --       16,225            --            --            --            --
    Common stock issued for
      acquisitions                              4      (1,741)          --            --            --            --            --
    Common stock issued under
      employee stock purchase plan             --         211           --            --            --            --            --
    Common stock issued pursuant
      to Board of Directors grants             --          38           --            --            --            --            --
    Amortization of unearned
      compensation                             --          --           --            --           194            --            --
    Cash dividends paid ($0.08/share)          --          --       (1,673)           --            --            --            --
    Minimum pension liability
      adjustment                               --          --           --            --            --           963            --
    Translation adjustment                     --          --           --            --            --            --       (82,211)
                                        ---------   ---------    ---------     ---------     ---------     ---------     ---------
Balance at March 31, 1997                     213     489,427      (21,569)       (1,696)         (516)       (4,993)      (89,456)
    Net loss for fiscal 1998                   --          --       (9,816)           --            --            --            --
    Common stock issued under
      employee stock purchase plan             --         172           --            --            --            --            --
    Common stock issued pursuant
      to Board of Directors grants             --         318           --            --            --            --            --
    Forfeiture of common stock grants          --         (66)          --            66            --            --            --
    Payment for common stock grants            --          --           --            21            --            --            --
    Amortization of unearned
      compensation                             --          --           --            --           194            --            --
    Cash dividends paid ($0.08/share)          --          --       (1,699)           --            --            --            --
    Minimum pension liability
      adjustment                               --          --           --            --            --         2,226            --
    Translation adjustment                     --          --           --            --            --            --       (67,878)
                                        ---------   ---------    ---------     ---------     ---------     ---------     ---------
Balance at March 31, 1998               $     213   $ 489,851    $ (33,084)    $  (1,609)    $    (322)    $  (2,767)    $(157,334)
                                        =========   =========    =========     =========     =========     =========     =========

        The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          For the Fiscal Year Ended March 31
                                                                    ---------------------------------------------
                                                                       1996             1997              1998
                                                                    ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $  (8,661)        $  16,225         $  (9,816)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities-
       Depreciation and amortization                                  106,717           115,308           109,167
       Extraordinary loss                                               9,600             2,767            28,513
       Gain on sale of business                                            --            (8,344)               --
       Deferred income taxes                                              300             6,255             6,515
       Original issue discount on notes                                12,411            19,502            10,080
       Provision for losses on accounts receivable                      4,016             4,638             7,060
       Minority interest                                                 (509)            1,299              (114)

    Net proceeds from sale of European receivables                         --                --           136,666

    Changes in assets and liabilities excluding effects
      of acquisitions and divestitures-
       Receivables                                                    (24,973)          (27,382)          (10,553)
       Inventories                                                     46,832            22,717           (29,871)
       Prepaid expenses and other                                      16,522            (6,766)           (7,801)
       Payables and accrued expenses                                 (131,035)          (72,424)          (32,899)
       Other, net                                                       4,838             4,331           (19,224)
                                                                    ---------         ---------         ---------
         Net cash provided by operating activities                     36,058            78,126           187,723
                                                                    ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of certain businesses                               (401,325)          (15,057)          (40,455)
    Capital expenditures                                             (106,385)          (84,200)          (87,315)
    Equipment purchase held for sale                                       --                --            (8,015)
    Proceeds from sales of assets                                       7,880            37,605            50,303
    Insurance proceeds from fire damage                                    --                --             9,300
    Costs incurred related to fire damage                                  --                --           (20,224)
                                                                    ---------         ---------         ---------
         Net cash used in investing activities                       (499,830)          (61,652)          (96,406)
                                                                    ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term borrowings                      (71,701)            9,080             2,743
    Borrowings under Global Credit Facilities Agreement                    --                --           540,022
    Repayments under Global Credit Facilities Agreement                    --                --           (67,886)
    Borrowings under U.S. Credit Agreement                                 --            17,000           272,500
    Repayment of U.S. Credit Agreement borrowings                    (194,500)               --          (289,500)
    Repayment of Former European Facilities Agreement                (156,873)               --                --
    Borrowings under European Facilities Agreement                    436,940                --           151,884
    Repayment of European Facilities Agreement                             --           (25,329)         (474,854)
    Repayment of European Term Loans                                  (51,265)          (11,138)               --
    Repayment of Guaranteed Unsecured Loan Notes                      (35,282)               --                --
    Repayment of Spanish Convertible Notes                            (23,675)               --                --
    Repayment of Acquired Debt                                             --                --           (64,644)
    Issuance of 9.125% Senior Notes                                        --                --           102,130
    Issuance of 2.9% Convertible Senior Subordinated Notes            287,797                --                --
    Issuance of 10% Senior Notes                                      300,000                --                --
    Retirement of 10.75% Senior Notes                                      --                --          (150,000)
    Retirement of 12.25% Senior Subordinated Notes                         --                --          (106,002)
    Increase (decrease) in other debt                                  (9,455)           (3,445)            7,002
    Debt issuance costs                                               (30,890)           (1,495)          (17,142)
    Dividends paid                                                     (1,623)           (1,673)           (1,699)
                                                                    ---------         ---------         ---------
         Net cash provided by (used in) financing activities          449,473           (17,000)          (95,446)
                                                                    ---------         ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                   (1,803)           (4,027)           (2,964)
                                                                    ---------         ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (16,102)           (4,553)           (7,093)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           63,361            47,259            42,706
                                                                    ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $  47,259         $  42,706         $  35,613
                                                                    =========         =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for -
       Interest (net of amounts capitalized)                        $  86,557         $  92,726         $  96,415
       Income taxes                                                 $   9,243         $  15,224         $   6,423

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

                      EXIDE CORPORATION AND SUBSIDIARIES

Major Customers and Concentration of Credit

The Company has a number of major retail and OEM customers, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales. The Company does not believe that a material part of its business is dependent upon a single customer the loss of which would have a material impact on the long-term business of the Company. However, the loss of one or more of the Company's largest customers would have a negative short-term impact on the Company's results of operations. During fiscal 1998 three of the Company's North American retail customers declared bankruptcy. In connection with these bankruptcies, the Company recorded additional provisions of $6,300.

Foreign Currency Translation

Assets and liabilities of the Company's foreign subsidiaries and affiliates are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at average monthly exchange rates. Translation gains or losses are recorded in a separate component of stockholders' equity, and transaction gains and losses are included in other income, net. The Company recorded transaction gains of $6,453, $5,796 and $6,815 in fiscal 1996, 1997 and 1998, respectively.

For disclosure purposes, foreign currency amounts have been translated into U.S. dollars using the March 31, 1998 spot rate.

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

Prepaid expenses and other

Prepaid expenses and other consists principally of the current portion of deferred financing costs, the current portion of customer incentives, deferred sponsorship costs and equipment purchased for subsequent sale and leaseback.

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

       Buildings and improvements    5 to 40 years
       Machinery and equipment       3 to 10 years

                      EXIDE CORPORATION AND SUBSIDIARIES

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. In connection with constructing certain property and equipment, the Company capitalized $2,341, $2,444 and $1,277 of interest costs during fiscal years 1996, 1997 and 1998, respectively. Depreciation expense was $77,397, $82,842 and $78,097 for fiscal years 1996, 1997 and 1998, respectively.

The Company recorded a gain of $5,600 on an involuntary conversion of certain property and equipment due to fire damage in fiscal 1998. Such gain is reflected in other income in the accompanying statements of operations.

Goodwill

Goodwill is amortized over 40 years on a straight-line basis. Accumulated amortization as of March 31, 1997 and 1998, was $44,229 and $58,379, respectively. It is the Company's policy to review goodwill (and other long-lived assets) for possible impairment when an indication of impairment exists on the basis of whether the carrying amount of such assets is fully recoverable from projected, undiscounted net cash flows of the related business. If such review would indicate that the carrying amount of goodwill and/or other long-lived assets is not recoverable, then the Company's policy is to reduce the carrying amount of such assets to fair value. No such reductions are reflected in the accompanying financial statements.

Other Assets

Other assets consist principally of prepaid pension costs related to overfunded pension plans and noncurrent receivables.

Estimated Warranty Costs

The Company recognizes the estimated cost of warranty obligations in the period in which the related products are sold. These estimates are based on historical trends.

Interest Rate Agreements

The Company enters into currency and interest rate hedge agreements to manage interest costs associated with long-term debt. The differential to be paid or received on these agreements is accrued as interest rates change and is recognized monthly over the life of the agreements.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the use of the liability method in accounting for deferred taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

                      EXIDE CORPORATION AND SUBSIDIARIES

Noncurrent Retirement Obligations

Noncurrent retirement obligations consist principally of reserves for pension obligations, postretirement health care and other retirement benefits.

Other Noncurrent Liabilities

Other noncurrent liabilities consist principally of reserves for environmental cleanup, the deferred gain related to the sale/leaseback of machinery and equipment (see Note 14) and severance associated with restructurings and plant closures.

Earnings Per Share

During 1997, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for public companies. Basic EPS is computed using only the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options. The Company adopted this statement in the third quarter of fiscal 1998 and earlier periods presented have been restated. Included below is a reconciliation of shares for the basic and diluted EPS computations.

                                    1996        1997        1998
                                 ----------  ----------  ----------
Basic EPS Shares                 19,586,594  20,502,014  20,587,782
Effect of Dilutive Securities       798,211     702,227   1,054,004
                                 ----------  ----------  ----------
Diluted EPS Shares               20,384,805  21,204,241  21,641,786
                                 ==========  ==========  ==========

There is no difference between the basic and diluted EPS calculations for income before extraordinary loss. The Effect of Dilutive Securities in the above table is primarily comprised of stock options and grants.

Options to purchase 496,000 shares ranging from $25-7/8 to $50 were outstanding at March 31, 1998 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. These options expire in the years 2000 to 2006.

The Convertible Senior Subordinated Notes (see Note 5), which if converted would result in an additional 4,992,571 shares, have not been included in the diluted EPS calculation for all periods presented since the effect would be antidilutive.

Revenue Recognition

The Company records sales upon product shipment.

                      EXIDE CORPORATION AND SUBSIDIARIES

Advertising

The Company generally expenses advertising costs as incurred. The Company is party to certain sponsorship agreements, whereby they recognize the related costs over the life of the agreement. Unamortized amounts under such agreements are not material at March 31, 1997 and 1998.

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

Risks Associated with International Operations and Currency Risk

The Company's international operations are subject to risks normally associated with foreign operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges and the modification or introduction of other government policies with potentially adverse effects. The majority of the Company's sales and expenses are denominated in currencies other than U.S. dollars, and changes in exchange rates may have a material effect on the Company's reported results of operations and financial position. In addition, a significant portion of the Company's indebtedness relating to foreign acquisitions is denominated in U.S. dollars whereas the related sales are denominated in foreign currencies. During fiscal 1997 and 1998, major European currencies weakened significantly which resulted in large reductions of stockholders' equity.

The Company, enters into foreign exchange contracts, including forward and purchased option contracts. The Company enters into forward exchange contracts to reduce the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities, as well as certain firm commitments and highly anticipated cash flows. The Company is also party to purchased option contracts which, if exercised, involve the sale or purchase of foreign currency at a fixed exchange rate for a specified period of time. As of March 31, 1998 the net value of open forward exchange and purchased option contracts and the related gains and losses were not material.

Reclassifications

Certain prior period amounts have been reclassified to conform to the fiscal 1998 presentation.

                      EXIDE CORPORATION AND SUBSIDIARIES

Recently Issued Accounting Standards

In the second quarter of fiscal 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In the fourth quarter of fiscal 1998, the FASB issued SFAS No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits." The Company will be required to adopt these new standards in fiscal 1999 and restate prior periods presented. The effect of adopting these new pronouncements will be a change in the currently required disclosures to the consolidated financial statements which the Company is currently in the process of determining.


2.  ACQUISITIONS AND DIVESTITURES:

Effective September 1, 1997, the Company acquired three related German producers and marketers of starter, lighting and ignition ("SLI") batteries and industrial batteries, DETA Akkumulatorenwerk GmbH, MAREG Accumulatoren GmbH and FRIWO SILBERKRAFT GmbH (together "DETA") for approximately $34,000 plus assumed debt of approximately $64,600. This acquisition was accounted for as a purchase and the results of DETA's operations are included in the Company's consolidated statements of operations effective September 1, 1997. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. With respect to the acquisition of DETA, the Company recorded liabilities of $27,800, related to severance benefits to be paid to certain employees who will be terminated as a result of targeted DETA plant closings and other associated closing costs. Through March 31, 1998, $400 of severance benefits have been paid. Remaining expenditures are expected to occur over the next several years as the Company is required to comply with European Union and other applicable regulations. This acquisition resulted in goodwill of approximately $33,600.

In May 1995, the Company acquired 99.7% of the outstanding stock of Compagnie Europeene d'Accumulateurs S.A. ("CEAc"), which was one of the largest SLI producers and largest industrial battery manufacturer in Europe, for approximately $425,000 in cash ($553,500 less assumed debt of $131,900 plus interest from March 31, 1995, of $3,400). This acquisition was accounted for as a purchase, and the results of CEAc's operations are included in the Company's consolidated statements of operations effective June 1, 1995. Subsequent open market purchases of CEAc stock have increased the ownership to 100%. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. In accordance with Emerging Issues Task Force Issue No. 87-11 ("EITF 87-11"), reserves of $12,000 were established in fiscal 1996 for the expected 12-month operating losses attributable to certain manufacturing and distribution facilities acquired that were identified for closure and sale, all of which have been utilized.

In October 1994, and through subsequent purchases, the Company acquired approximately 95.8% of the outstanding capital stock and approximately 25% of the convertible bonds of Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor") for approximately $241,000 (before fees and expenses).

                      EXIDE CORPORATION AND SUBSIDIARIES

In January 1996, the Company acquired the remaining 25% minority interest in a subsidiary of CEAc, in exchange for 350,000 shares of the Company's common stock. Pursuant to the purchase, the holder of these shares received 366,009 additional shares of the Company's common stock in 1997 as an adjustment in the number of shares issued for changes in the Company's stock price.

With respect to its CEAc and Tudor acquisitions, the Company recorded liabilities of $153,000, related to severance benefits to be paid to certain employees who will be terminated as a result of the consolidation and targeted plant closings. Through March 31, 1998, $95,000 of severance benefits have been paid. Remaining expenditures will occur over the next several years as the Company is required to comply with European Union and other applicable regulations. Based on exchange rates at the acquisition dates, total goodwill resulting from the CEAc and Tudor acquisitions was $585,000.

On August 31, 1995, the Company acquired Schuylkill Holdings, Inc. ("SHI") from Heller Financial, Inc. ("Heller") through a merger, and purchased all of SHI's stock options and subordinated notes from various holders and the secured debt of SHI's operating subsidiary, Schuylkill Metals Corporation, the owner of two lead smelters in Louisiana and Missouri. The Company paid $2,000 in cash for SHI's stock, options and notes; for the secured debt, it issued 593,210 shares of its common stock valued at $31,000, paid $3,700 in cash and issued a contingent note, the value of which will be based on future market lead prices. Under the terms of the purchase agreement, the Company is required to make an additional payment to Heller in fiscal 2000 if lead prices for the four-and-one-half-year period subsequent to the acquisition date reach defined levels. Based on the Company's projection of lead prices for such period, in the fourth quarter of fiscal 1996, the Company increased goodwill by $10,000. The Company and Heller also entered into an agreement to share certain tax liabilities of SHI. The purchase price was allocated primarily to receivables, inventories and fixed assets and resulted in $22,000 of goodwill, including the $10,000 recorded in the fourth quarter of fiscal 1996.

In June 1996, the Company sold certain assets related to a division of Evanite for $13,000 cash. On December 27, 1996, the Company sold substantially all of the remaining net assets, except for certain assets related to the battery separator business, of Evanite for approximately $23,000 (subject to final adjustments) and recorded a gain of approximately $8,300, which was included in other income

                      EXIDE CORPORATION AND SUBSIDIARIES
in the accompanying consolidated statements of operations in fiscal 1997.

The following summarized unaudited pro forma consolidated results of operations for the fiscal year ended March 31, 1996, illustrate the estimated effects of the CEAc and SHI acquisitions, as if the transactions were consummated as of April 1, 1995.

                                                           1996
                                                       ------------
    Net sales                                           $2,474,640
                                                        ==========
    Loss before extraordinary item                      $   (5,271)
                                                        ==========
    Net loss                                            $  (14,871)
                                                        ==========
    Pro forma basic and diluted earnings per share:
       Loss before extraordinary item                   $    (0.27)
                                                        ==========
       Net loss                                         $    (0.76)
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

The pro forma effects of the fiscal 1997 and 1998 acquisitions are not material.


3.  INVENTORIES:

                            March 31,
                       -------------------
                         1997       1998
                       ---------  ---------
    Raw materials       $117,038   $143,652
    Work-in-process       70,805     78,004
    Finished goods       345,671    350,532
                        --------   --------
                        $533,514   $572,188
                        ========   ========


At March 31, 1997 and 1998, inventories valued by the LIFO method were approximately 33% and 30% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $516,447 and $555,121 at March 31, 1997 and 1998, respectively. The carrying amount of inventories on a LIFO basis exceeds replacement cost. LIFO inventories primarily reflect the fair value of inventories as of August 31, 1989, when all of the outstanding common shares of the Company were acquired in a leveraged buyout, as inventories subsequently produced cost less to manufacture. The Company believes that no write-down of the carrying amount of inventories to replacement cost is necessary, as no loss will be realized upon their final sale.

In connection with the purchase of lead for anticipated manufacturing requirements, the Company enters into commodity forward and futures contracts. These contracts are used as a hedging strategy to help protect against volatility in lead prices. The Company remains at risk for

                      EXIDE CORPORATION AND SUBSIDIARIES
possible changes in the market value of the commodity contracts; however, such risk should be mitigated by price changes in lead. The contracts are accounted for as hedges and, accordingly, gains or losses are deferred and recognized in inventory upon execution of the contract. At March 31, 1998, the Company had outstanding contracts hedging lead purchases through December 31, 1998 at fixed prices of approximately $5,914 for 10.9 metric tons.


4.  SHORT-TERM BORROWINGS:

At March 31, 1997 and 1998, short-term borrowings consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's foreign subsidiaries. These borrowings are secured by receivables, inventories and/or property. These facilities, which are typically for one-year renewable terms, generally bear interest at the current market rates plus up to 4.5%. As of March 31, 1997 and 1998, the weighted average interest rate on these borrowings was 12.0% and 15.8%, respectively.

                       EXIDE CORPORATION AND SUBSIDIARIES

5.  LONG-TERM DEBT:

Following is a summary of the Company's long-term debt at March 31, 1997 and 1998:

                                                                       1997                1998
                                                                   -----------         -----------
Senior Secured Global Credit Facilities Agreement
    borrowings primarily at LIBOR plus 2.0% - 2.25%
    (at a weighted average rate of 7.85% at March 31, 1998)        $        --         $   472,136
U.S. Credit Agreement borrowings primarily
    at LIBOR plus 2.5% at March 31, 1997 (8.2%)                         17,000                  --
9.125% Senior Notes, (Deutsche mark
    denominated) due April 15, 2004                                         --              94,644
10% Senior Notes, due April 15, 2005                                   300,000             300,000
10.75% Senior Notes, due December 15, 2002                             150,000                  --
12.25% Senior Subordinated Deferred Coupon
    Debentures, due December 15, 2004                                  101,187                  --
Convertible Senior Subordinated Notes, due
    December 15, 2005                                                  298,295             307,036
European Facilities Agreement borrowings
    primarily at LIBOR plus 2% (ranging from
    4.8% to 7.8% at March 31, 1997)                                    356,865                  --
Other, including capital lease obligations and
    short-term loans at interest rates ranging from
    2.25% to 23.0% due in installments through 2015                     50,212              57,214
                                                                   -----------         -----------
                                                                     1,273,559           1,231,030

Less- Current maturities                                               (37,488)            (35,112)
                                                                   -----------         -----------
                                                                   $ 1,236,071         $ 1,195,918
                                                                   ===========         ===========

On February 27, 1998, the Company entered into a bond swap agreement for $7,500 (principal amount) of its 10% Senior Notes. Under the agreement, the Company pays LIBOR plus 1.75% to a counterparty and receives from the counterparty the fixed coupon rate payments made by the Company. At the end of the agreement, the counterparty is guaranteed repayment of its open market purchase price of the Notes which exceeded face value by $497. This debt modification was accounted for as an extinguishment of debt, and the related write-off of unamortized deferred financing costs along with the premium paid by the counterparty resulted in an extraordinary loss of $619. No income tax benefit on the extraordinary loss was recognized.

On January 21, 1998, the Company retired all $150,000 of its 10.75% Senior Notes and the remaining $1,881 of its 12.25% Senior Subordinated Deferred Coupon Debentures. The Company recognized a $10,800 extraordinary loss related to these retirements which included unamortized deferred financing costs and premium costs for early retirement, reduced by benefits from the retirement of all swaps related to the 10.75% Senior Notes. No income tax benefit on the extraordinary loss was recognized.

                      EXIDE CORPORATION AND SUBSIDIARIES

On December 23, 1997, the Company replaced the existing U.S. Credit Agreement and European Facilities Agreement with a $650,000 Senior Secured Global Credit Facilities Agreement. This facility has three borrowing Tranches: a $150,000 six year multi-currency term A loan, a $250,000 seven and one-quarter year U.S. dollar term B loan, and a $250,000 six year multi-currency revolving credit line. The new facility contains a number of financial and other covenants customary for such agreements including restrictions on new indebtedness, liens, leverage rates, acquisitions and capital expenditures. After consideration of amendments entered into after year end, which were effective March 31, 1998, the Company was in compliance with all these covenants. Payment on non-revolving debt started March 1998 and will continue through March 2005. The Senior Secured Global Credit Facilities Agreement is fully secured by guarantees of the European subsidiaries and certain fixed assets, inventory and receivables. As of March 31, 1998 the Company has $30,900 of letters of credit outstanding which reduce availability under the Senior Secured Global Credit Facilities Agreement. The write-off of the remaining deferred financing costs related to the debt retired resulted in an extraordinary loss of $8,336 (net of income tax benefit of $2,899).

On July 10, 1997, the European Facilities Agreement was amended to reduce the maximum commitment to 1,718 million French francs (U.S. $277,000) from the original 2,569 million French francs (U.S. $415,000). The write-off of the related unamortized deferred financing costs associated with this early retirement of debt resulted in an extraordinary loss of $1,364 (net of income tax benefit of $768).

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

On May 7, 1997, the Company redeemed its outstanding 12.25% Zero-Coupon Bonds for $104,095. The Company financed the tender offer through borrowings under the U.S. Credit Agreement, $50,000 of which was from the Tranche D variable rate term loan and the balance from the revolver. This redemption resulted in an extraordinary loss of $6,492 related to the write-off of unamortized deferred financing costs and the premium paid associated with the early extinguishment of substantially all of the 12.25% Senior Subordinated Deferred Coupon Debentures. No income tax benefit on the extraordinary loss was recognized.

On April 23, 1997, the Company issued 175 million Deutsche mark (U.S. $94,675) 9.125% Senior Notes due on April 15, 2004. The Company used the funds to repay indebtedness under the European Facilities Agreement.

In December 1995, the Company issued 2.9% Convertible Senior Subordinated Notes due December 15, 2005, with a face amount of $397,000 discounted to $287,797, after the underwriters' exercise of their overallotment option. These notes have a coupon rate of 2.9% with a yield to maturity of 6.75%. The notes are convertible into the Company's common stock at a conversion rate of 12.5473 shares per $1,000 principal amount at maturity, subject to adjustments in certain events. The Company used the funds to repay indebtedness under the

                      EXIDE CORPORATION AND SUBSIDIARIES
former U.S. Credit Agreement.

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

The Company enters into currency and interest rate hedge agreements to manage interest costs associated with long-term debt. Effective December 23, 1997, the Company entered into two three-year currency interest rate swap agreements. These agreements effectively converted $175,000 of the Tranche B loan into 788,756 French francs (U.S. $133,000) and 25,225.2 Pounds sterling (U.S. $42,000) under the Global Credit Facilities Agreement. The Company will receive an interest rate of LIBOR plus 2.25% and pay PIBOR plus 2.27% and Pounds sterling LIBOR plus 2.28%, respectively. Additionally, effective December 23, 1997, the Company entered into two three-year interest rate collar agreements that reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. These agreements effectively limit the PIBOR base interest rate on 593,050 French francs (U.S. $100,000) of borrowing under the Global Credit Facilities Agreements to no more than 6.6% and no less than 3.5%. During fiscal 1998, the Company recognized $3,171 of additional interest expense related to these swap and collar agreements.

Effective December 1994, the Company entered into two interest rate collar agreements that reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. These agreements effectively limit the LIBOR base interest rate on $100,000 of borrowings under the U.S. Credit and European Facilities Agreements to no more than 8.0% and no less than 5.5% graduating up to 7.5% through December 30, 1997. Effective May 17, 1995, the Company entered into an interest rate swap agreement that fixed the LIBOR base interest rate on a notional amount of $50,000 at 6.21% for two years. Additionally, effective March 29, 1997, the Company entered into two interest rate collar agreements which reduce the impact of changes in

                      EXIDE CORPORATION AND SUBSIDIARIES
interest rates on a portion of the Company's floating rate debt. The agreements effectively limit the MIBOR base interest rate on 11,000,000 Spanish pesetas (U.S. $70,000) of borrowings and the PIBOR base interest rate of 575,000 French francs (U.S. $93,000) of borrowings under the European Facilities Agreement to no more than 7.5% and 6.0%, respectively, and no less than 3.5% and 2.0%, respectively. These agreements expired before year end. During fiscal 1996, 1997 and 1998, the Company recognized $580, $1,952 and $1,444, respectively, of additional interest expense related to these swap and collar agreements.

Counterparties to bond swap transactions and interest rate hedge agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

Annual principal payments required under long-term debt obligations at March 31, 1998 are as follows:

                   Fiscal Year     Amount
                   -----------     ------
                   1999           $ 35,112
                   2000             29,904
                   2001             34,200
                   2002             36,288
                   2003            336,721
                   Thereafter      758,805


6.  EMPLOYEE BENEFIT PLANS:

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

European subsidiaries of the Company sponsor several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. In most cases, the defined benefit plans are not funded; book reserves are maintained. Benefit formulas are similar to those used by the North America plans.

                      EXIDE CORPORATION AND SUBSIDIARIES

The components of net periodic pension cost for the defined benefit plans and pension expense for the defined contribution plans for the fiscal years ended March 31, 1996, 1997 and 1998, are as follows:

                                                   1996       1997       1998
                                                 ---------  ---------  ---------
Defined benefit plans:

 Service cost of current period                  $  2,119    $ 3,112   $  5,213
 Interest cost on projected benefit obligation      9,718     11,841     14,261
 Actual return on plan assets                     (11,721)    (7,980)   (37,595)
 Net amortization and deferrals                     7,274      2,280     26,705
                                                 --------    -------   --------
     Net defined benefit pension expense            7,390      9,253      8,584
Defined contribution plan                           2,167      2,150      2,058
                                                 --------    -------   --------
     Total pension expense                       $  9,557    $11,403   $ 10,642
                                                 ========    =======   ========

It is the Company's policy to make contributions sufficient to meet the minimum contributions required by law and regulation.

The following table sets forth the funded status and the amounts recognized in the consolidated balance sheets for the Company's defined benefit pension plans:

                                                         March 31, 1997                 March 31, 1998
                                                ------------------------------  -------------------------------
                                                 Accumulated    Assets Exceed    Accumulated     Assets Exceed
                                                   Benefits      Accumulated       Benefits       Accumulated
                                                Exceed Assets      Benefits     Exceed Assets      Benefits
                                                --------------  --------------  --------------  ---------------
Actuarial present value of:
  Vested benefit obligation                        $112,837         $54,745        $117,445         $105,117
                                                   ========         =======        ========         ========
  Accumulated benefit obligation                   $117,946         $68,330        $121,457         $107,750
                                                   ========         =======        ========         ========
Actuarial present value of:
  Projected benefit obligation                     $124,672         $69,243        $125,108         $125,565
  Plan assets at fair value                          43,225          84,198          32,341          135,474
                                                   --------         -------        --------         --------
  Plan assets (less) greater than projected
       benefit obligation                           (81,447)         14,955         (92,767)           9,909
  Prior service cost                                  1,354             203             618            1,853
  Unrecognized net loss (gain)                        7,735          (2,093)          2,879            4,463
  Unrecognized initial obligation                      (423)            123           2,276           (5,660)
  Additional minimum liability recognized            (9,106)             --          (6,454)              --
                                                   --------         -------        --------         --------
   Prepaid (accrued) pension cost                  $(81,887)        $13,188        $(93,448)        $ 10,565
                                                   ========         =======        ========         ========

The weighted average discount rate used in determining the projected benefit obligation ranged from 6.5% to 8.5% and from 6.0% to 7.75% as of March 31, 1997 and March 31, 1998, respectively. The rate of increase in future compensation levels and the expected long-term rate of return on plan assets ranged from 3.5% to 7.0% and 9.0% to 9.5%, respectively, as of March 31, 1997 and from 2.5% to 6.0% and 7.5% to 9.5%, respectively, as of March 31, 1998.

SFAS No. 87 requires that underfunded pension plans reflect an additional balance sheet liability if the excess of the accumulated benefit obligation over the plan assets exceeds the accrued pension liability. However, SFAS No. 87 also permits the Company to establish an intangible asset, not to exceed the unrecognized prior service cost, as an offsetting entry. Any remaining

                      EXIDE CORPORATION AND SUBSIDIARIES
amount of additional liability that is not offset by the intangible asset must be offset through a charge against equity. Accordingly, the Company's minimum additional pension liability of $9,106 and $6,454 consists of intangible assets of $1,424 and $2,197 and charges against equity of $7,682 and $4,257 (tax effected to $4,993 and $2,767) at March 31, 1997 and 1998, respectively.


7.  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS:

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

The following table sets forth the plan's postretirement benefit liability as of March 31:

                                                      1997       1998
                                                     -------    -------
  Accumulated postretirement benefit obligation:
       Retirees, beneficiaries and dependents        $13,203    $14,322
       Fully eligible actives                            534        552
       Not fully eligible actives                      1,552      1,763
                                                     -------    -------
          Total                                       15,289     16,637
       Unrecognized loss                              (2,410)    (3,937)
                                                     -------    -------
  Accrued postretirement benefit cost                $12,879    $12,700
                                                     =======    =======

The net periodic postretirement benefit cost for fiscal 1996, 1997 and 1998 included the following components:

                                                    1996     1997     1998
                                                   ------   ------   ------
       Service cost                                $   95   $  102   $   79
       Interest cost                                1,032    1,121    1,185
                                                   ------   ------   ------
       Net periodic postretirement benefit cost    $1,127   $1,223   $1,264
                                                   ======   ======   ======

The significant assumptions used to calculate the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation as of March 31, 1997 and 1998, were a discount rate of 7.75% and 7.25%, respectively, and medical costs that are assumed to increase at a rate of 8% per year grading down to 5% per year by 2004. The effect of a one-percentage-point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of March 31, 1998, by approximately $1,326, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $113.

                      EXIDE CORPORATION AND SUBSIDIARIES

8.  STOCK GRANTS AND OPTIONS:

On April 29, 1993, the Board of Directors adopted an Incentive Compensation Plan, under which certain members of the Company's management were granted 811,662 shares of the Company's common stock. These shares vest after five years and have certain restrictions related to sale, transferability, and employment within the Company. Upon completion of vesting, participants must pay $2.25 per share, the estimated fair value at the grant date, prior to the transferring of such shares. In fiscal 1996 and 1997, the Board of Directors approved accelerated vesting periods for certain employees.

In October, 1993, the Board of Directors adopted the Long Term Incentive Plan ("Incentive Stock Plan"), which may grant awards to key employees in the form of incentive stock options, nonqualified stock options, restricted shares of common stock or units valued on the basis of long-term performance of the Company ("Performance Units"). Options may be accompanied by stock appreciation rights ("Rights"). All of the awards to date have been nonqualified stock options, none of which were accompanied by Rights. All awards vest ratably over periods ranging from four to five years, with the maximum term of the awards ranging from five years and three months to ten years. The maximum aggregate number of shares of common stock with respect to options, restricted shares, Performance Units or Rights granted without accompanying options that may be granted pursuant to the Incentive Stock Plan is 700,000 shares.

During fiscal 1995, a total of 40,000 restricted shares of the Company's common stock were granted to certain employees. The market value of the shares awarded on the date of grant ($1,935) was recorded as unearned compensation and shown as a separate component of stockholders' equity. In fiscal 1996, 20,000 of these shares were canceled. Unearned compensation is being amortized to expense over the five year vesting period and amounted to $387, $194 and $194 in fiscal 1996, 1997 and 1998, respectively.

On May 23, 1996, the Board of Directors adopted the 1996 Non-Employee Directors Stock Plan (the "Directors Stock Plan") whereby Directors of the Company are granted common stock as part of their compensation. The maximum aggregate number of shares of common stock that may be granted pursuant to the Directors Stock Plan as amended May 1, 1997 is 32,210 shares. Under this plan, 1,500 and 17,608 shares were granted during fiscal 1997 and 1998, respectively. The market value of the shares awarded on the date of the fiscal 1997 and fiscal 1998 grants was $39 and $319, respectively, and was charged to expense at the grant date.

The May 1, 1997 Stock Option Plan authorizes the granting of stock options to key employees of the Company covering up to 2,000,000 shares of common stock. No options become vested or exercisable before May 1, 2007 unless the market price of the common stock increases to certain levels. If the market price increases to $30.00 per share, 40% of the granted options become vested, if it reaches $50.00, another 40% become vested and if it achieves $75.00 the remainder will become vested, provided, that in the case of each such percentage which so vests, the vested options are then only exercisable as follows; 40% on the date of vesting and 20% each on the first, second and third anniversaries. The exercise price for each share is equal to the fair market value of the common stock on the date of the grant of the option ($16.625). These options will expire on June 1, 2007.

                      EXIDE CORPORATION AND SUBSIDIARIES

Stock grant and option transactions are summarized as follows:

                                                               Weighted
                                                               Average
                                   Incentive                Exercise Price
                                 Compensation     Stock        of Stock
                                     Plan        Options       Options
                                 -------------  ---------   --------------
Shares under option:

Outstanding at April 1, 1995          788,472          --
     Granted                               --     102,000         $ 31.91
     Exercised                        (10,822)         --
     Forfeited                        (23,972)         --
                                 ------------   ---------
Outstanding at April 1, 1996          753,768     102,000         $ 31.91
     Granted                               --     577,000         $ 26.59
     Exercised                             --          --
     Forfeited                             --          --
                                 ------------   ---------
Outstanding at April 1, 1997          753,768     679,000         $ 27.39
     Granted                               --   2,000,000         $ 16.625
     Exercised                         (9,275)         --
     Forfeited                        (34,013)   (206,500)        $ 26.68
                                 ------------   ---------
Outstanding at March 31, 1998         710,390   2,472,500         $ 18.69
                                 ============   =========
Options available for grant
 at March 31, 1998                         --      21,000
                                 ============   =========

Exercisable at April 1, 1996               --      17,850         $ 31.91
Exercisable at April 1, 1997               --      95,917         $ 28.71
Exercisable at March 31, 1998              --     439,040         $ 19.69

Options for 12,000 shares granted in fiscal 1996 have an exercise price of $50 with a market value of $29.50 on the date of the grant. The grant-date market value of all other options granted is equal to their respective exercise prices. Outstanding stock options have an average remaining contractual life of nine years at March 31, 1998 with the exercise prices for these options ranging from $16.63 to $50.00.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages a fair-value-based method of accounting for employee stock options and similar equity instruments. SFAS No. 123 also allows an entity to continue to account for stock-based employee compensation using the intrinsic value for equity instruments using APB Opinion No. 25. As provided for in SFAS No. 123, the Company elected to continue the intrinsic value method of expense recognition. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

                       EXIDE CORPORATION AND SUBSIDIARIES

                                                         Fiscal Year Ended
                                                             March 31
                                          ------------------------------------------------
                                              1996              1997              1998
                                          -----------      -------------      ------------
Net income (loss):
     As reported                          $    (8,661)     $      16,225      $     (9,816)
     Pro forma                            $    (8,858)     $      15,617      $    (19,596)
Basic net income (loss) per share:
     As reported                          $     (0.44)     $        0.79      $      (0.48)
     Pro forma                            $     (0.45)     $        0.76      $      (0.95)
Diluted net income (loss) per share:
     As reported                          $     (0.42)     $        0.77      $      (0.45)
     Pro forma                            $     (0.45)     $        0.74      $      (0.95)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the six option grants which occurred during fiscal 1996, 1997 and 1998:

                                                        Fiscal Year Ended
                                                            March 31
                                          ------------------------------------------------
                                              1996             1997               1998
                                          -----------      -------------      ------------
Volatility                                   34.3%         31.3% - 33.5%          31.0%
Risk-free interest rate                       6.4%          6.3% - 6.5%            6.8%
Expected life in years                        5.5          5.25  - 10.0             10
Dividend yield                                0.4%              0.4%               0.4%

9.  INCOME TAXES:

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the fiscal years ended March 31, 1996, 1997 and 1998, are as follows:

                                         1996            1997          1998
                                       --------        --------      --------
Current:
    Federal                            $     --        $     --      $     --
    State                                   700              --        (1,040)
    Foreign                               5,300           8,477         8,000
                                       --------        --------      --------
                                          6,000           8,477         6,960
                                       --------        --------      --------
Deferred:
    Federal                             (23,838)             --         1,334
    State                                (2,347)             --            --
    Foreign                              26,485           6,255         5,181
                                       --------        --------      --------
                                            300           6,255         6,515
                                       --------        --------      --------
         Total provision               $  6,300        $ 14,732      $ 13,475
                                       ========        ========      ========

                      EXIDE CORPORATION AND SUBSIDIARIES

Major differences between the federal statutory rate and the effective tax rate are as follows:

                                                1996   1997   1998
                                               ------  -----  -----
Federal statutory rate                          35.0%  35.0%  35.0%
State taxes, net of federal benefit            (22.6)    --   (2.7)
Nondeductible goodwill                          87.1   16.6   19.2
Difference in rates on foreign subsidiaries     11.5   (6.8)  (0.4)
Other, net                                     (17.4)  (2.7)  (9.1)
                                               -----   ----   ----
     Effective tax rate                         93.6%  42.1%  42.0%
                                               =====   ====   ====

During fiscal 1998, the Company finalized a state tax audit which resulted in a favorable adjustment of $600.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1997 and 1998:

                                                   1997        1998
                                                ----------  ----------
Deferred tax assets:
  Operating loss and tax credit carryforwards   $ 146,199   $ 184,211
  Compensation reserves                            45,572      30,486
  Environmental reserves                           15,507      12,811
  Interest                                         14,155          --
  Retirement benefits                              11,740       9,095
  Self-insurance                                    3,805      19,574
  Warranty                                          3,212       3,044
  Other                                            13,664      12,915
  Valuation allowance                            (152,718)   (157,569)
                                                ---------   ---------
                                                  101,136     114,567
                                                ---------   ---------

Deferred tax liabilities:
  Depreciation/property basis                     (12,695)    (22,134)
  Inventory basis difference                       (7,183)     (7,378)
  Other                                            (4,180)     (9,917)
                                                 --------    --------
                                                  (24,058)    (39,429)
                                                 --------    --------
Net deferred tax assets                          $ 77,078    $ 75,138
                                                 ========    ========

Included in other noncurrent liabilities is $1,207 and $1,219 of deferred tax liabilities at March 31, 1997 and 1998, respectively.

As of March 31, 1998, the Company has net operating loss carryforwards for U.S. income tax purposes of approximately $107,300, which expire in years 2005 through 2018. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets for which it is more likely than not that the benefits will not be realized.

                      EXIDE CORPORATION AND SUBSIDIARIES

As of March 31, 1998, certain of the Company's European subsidiaries have net operating loss carryforwards for income tax purposes of approximately $303,262, of which $108,128 expire in years 1999 through 2005. Most of these carryforwards are preacquisition tax attributes, which will reduce goodwill if realized. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets related to these preacquisition tax attributes and certain nondeductible reserves for which it is more likely than not the related tax benefits will not be realized.

Non-U.S. pre-tax income of the Company was $71,900, $72,300 and $73,858 in fiscal 1996, 1997 and 1998, respectively (see Note 16). The increase in the valuation allowance in fiscal 1998 is due to the DETA acquisition offset, in part by the effects of currency.

The Company's net deferred tax assets include certain amounts of net operating loss carryforwards principally in the U.S., which management believes are realizable through a combination of anticipated tax planning strategies and forecasted future taxable income. In fiscal 1997 and fiscal 1998, the Company implemented certain tax planning strategies which utilized a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets.

As of March 31, 1998, the Company has not provided for withholding or U.S. federal income taxes on undistributed earnings of foreign subsidiaries since such earnings are expected to be reinvested indefinitely or substantially offset by available foreign tax credits.

10.  RECEIVABLES SALE AGREEMENTS:

In July 1997, certain of the Company's European subsidiaries sold selected receivables to a wholly-owned bankruptcy remote subsidiary of the Company, Exide Europe Funding Ltd., who in turn established a multi-currency receivable sale facility (collectively the "European Agreement") with a financial institution, whereby the financial institution has committed to purchase, with limited recourse, all right, title and interest in these receivables up to a maximum net investment of $175,000. The net proceeds from the initial sale of accounts receivable under the European Agreement were used to repay borrowings under the European Facilities Agreement. As of March 31, 1998, net uncollected receivables sold under the multi-currency receivable sale facility was $136,666. Losses and expenses related to receivables sold under this agreement for fiscal 1998 were $7,550, and are included in other income, net in the Consolidated Statements of Operations.

The Company entered into a Receivables Sale Agreement (the "U.S. Agreement") with certain banks (the "Purchasers"), and under this agreement, the Purchasers have committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable of the U.S. Company, up to a maximum net investment of $75,000 (increased from $40,000 effective December 20, 1995). In connection with the U.S. Agreement, during fiscal 1997 the Company established a wholly owned, bankruptcy remote subsidiary, Exide U.S. Funding Corporation, to purchase accounts receivable at a discount from the Company on a continuous basis, subject to certain limitations as described in the U.S. Agreement. Exide U.S. Funding Corporation

                      EXIDE CORPORATION AND SUBSIDIARIES
simultaneously sells the accounts receivable at the same discount to the Purchasers. As of March 31, 1997 and 1998, net uncollected receivables sold under the U.S. Agreement were $68,161 and $65,682, respectively. Losses and expenses related to receivables sold under this agreement for fiscal years 1996, 1997 and 1998 were $2,554, $4,290 and $4,084, respectively, and are included in other income, net in the Consolidated Statements of Operations.

The above transactions qualify as sales under the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

11.  RELATED-PARTY TRANSACTIONS:

The Company purchased $20,290, $4,920 and $5,979 of product from Yuasa, Inc., ("Yuasa"), a 13.5%-owned affiliate, during fiscal 1996, 1997 and 1998, respectively. The Company also sold $10,618, $6,580 and $2,601 of product to Yuasa during fiscal 1996, 1997 and 1998, respectively. In addition, the Company provides certain administrative services and pays certain expenses for Yuasa. Yuasa reimbursed the Company for these costs totaling $2,282, $1,753 and $1,673 during fiscal 1996, 1997 and 1998, respectively. As of March 31, 1997 and 1998, the Company had a net receivable of $5,051 and $2,342, respectively from Yuasa.

12.  ENVIRONMENTAL MATTERS:

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

North America

The Company has been advised by the U.S. Environmental Protection Agency ("EPA") or state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 75 federally defined Superfund or state equivalent sites. At 35 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

                      EXIDE CORPORATION AND SUBSIDIARIES

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

The Company currently has greater than 50% liability at only one Superfund site, discussed below. Other than this site, the Company's volumetric allocation exceeds 5% at only five sites at which the Company's share of liability has not been paid as of March 31, 1998. The current volumetric allocation at these five sites averages 13.1%

The Company is the primary PRP at the Brown's Battery Breaking Superfund site located in Pennsylvania. The site was operated by third-party owners in the 1960s and early 1970s. In 1992, the EPA issued a Record of Decision ("ROD") identifying several alternate remedies. During fiscal 1997, the Company signed a consent decree and paid $3,000 of the EPA's past costs and is not responsible for any other past costs. The Company has established its reserves based upon its estimates of the remediation cost using the approved remedy.

The Company is also involved in the assessment and remediation of various other properties, including certain Company-owned or -operated facilities. Such assessment and remedial work is being conducted pursuant to a number of state and federal environmental laws and with varying degrees of involvement by state and federal authorities. Where probable and reasonably estimable, the costs of such projects have been reserved by the Company, as discussed below. In addition, certain environmental matters concerning the Company are pending in federal and state courts or with regulatory agencies.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 1998, the amount of such reserves on the Company's balance sheet was $29,805. Of this amount, $20,389 was included in Other Noncurrent Liabilities. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

In fiscal 1997, the Company reached a settlement with most of its insurance carriers, whereby the insurance companies reimbursed and indemnified the Company for certain response costs,

                      EXIDE CORPORATION AND SUBSIDIARIES
property damage and bodily injury claims allegedly resulting from environmental conditions. In connection with these settlements, the Company received $17,309 which was reflected as an offset to cost of sales, a reduction of legal costs incurred in fiscal 1997 and elimination of $7,000 of legal fees deferred in fiscal 1996. During the fourth quarter of fiscal 1997, the Company recorded a $5,250 receivable from the remaining insurance carrier based on the status of negotiations, and during fiscal 1998, the Company received $5,800 from this carrier.

During fiscal 1998, the Company reached an agreement with former owners of the Company whereby the Company agreed to release and indemnify the former owners from environmental matters relative to certain sites. In exchange for this release the Company received $4,500 in the third quarter and a remaining $5,500 will be received in three annual installments.

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

As a result of the Company's consolidation of its European manufacturing operations, it is probable that certain environmental costs will be incurred. An estimate of the probable liability was included in the Tudor and CEAc purchase price allocations.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting market data to develop the estimates for fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be

                      EXIDE CORPORATION AND SUBSIDIARIES
concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

     . Cash and cash equivalents, accounts receivable and accounts payable--The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 1998.

     . Investments in affiliates--The estimated fair value of these investments could not be obtained without incurring excessive costs as they have no quoted market price.

     . Long-term receivables--The carrying amounts of these items are a reasonable estimate of their fair value.

     . Short-term borrowings--Borrowings under the line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

     . Long-term debt--Borrowings under the Senior Secured Global Credit Facilities have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

        The 9.125% and 10% Senior Notes and Convertible Senior Subordinated Debentures are traded occasionally in public markets. The carrying values and estimated fair values of these obligations are as follows at March 31, 1998:

                                                                      Estimated
                                                            Carrying    Fair
                                                             Value      Value
                                                            --------  ---------
        10.00%  Senior Notes                                $300,000   $309,750
        9.125%  Senior Notes (Deutsche Mark Denominated)      94,644     97,010
         2.90%  Convertible Senior Subordinated Notes        307,036    247,295

        Interest rate protection agreements and bond swap agreements have no carrying value; however, if the Company were to terminate these agreements at March 31, 1998, the Company would have collected $5,502, based on quotes from financial institutions.

     . Lead forward and futures contracts--The estimated fair value of the outstanding contracts at March 31, 1998, exceeds the contract value by $346, based on quotes from brokers.

                      EXIDE CORPORATION AND SUBSIDIARIES

     . Foreign currency contracts--The fair value is based on quotes obtained from financial institutions. As of March 31, 1998, the fair value of foreign currency contracts approximated contract value.

14.  COMMITMENTS AND CONTINGENCIES:

In August 1996, a Portland, Oregon jury found that the Company infringed a patent relating to a device for inserting battery plates into battery separators, and awarded damages of $5,000. Later, the Court, acting on the jury's verdict, entered a judgment against the Company for $5,456. On April 28, 1997, the Court denied the Company's post-trial motions relating to the judgment. On May 16, 1997, the Company filed its Notice of Appeal and five days later plaintiffs filed a cross appeal. The appeal was argued before the U.S. Court of Appeals for the Federal Circuit Court on March 5, 1998. Management and its independent patent counsel remain confident that the jury verdict and the court's judgment relating to the patent asserted at trial will be reversed and that the cross appeal is without merit and, therefore, shall be rejected. Based on the above, the Company has not recorded a reserve related to this matter. The Company anticipates receiving a decision on the appeal during fiscal 1999.

The Company is now or recently has been involved in several related lawsuits containing similar allegations pending in state and federal courts in Alabama, North Carolina, South Carolina and Texas, two of which were brought as purported class actions. These actions contain allegations that the Company sold old or used batteries as new batteries. In all of the cases, submitted for judicial determination, the Company has prevailed. In others, the Company has not been obliged to present a defense. The remaining actions seek compensatory and punitive damages and, in one case, injunctive relief. The Company disputes the material legal claims in these matters and will vigorously defend itself.

Five purported class action lawsuits have recently been filed against the Company, and three of its senior officers who are also Directors alleging violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Specifically, the complaints allege that the market price of the Company's stock was artificially inflated over a period from June 27, 1995 through April 3, 1998 as a result of alleged misstatements and omissions. The named plaintiff in each case seeks to represent a class of persons who purchased Exide stock on the open market during the period in which the stock was allegedly artificially inflated. Plaintiffs in each case seek compensatory damages in an unspecified amount. The Company has not yet answered the complaints and no discovery has occurred. The Company denies any wrongdoing and plans to vigorously defend itself against these charges.

The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any such claims or litigation to which the Company is a party both individually and in the aggregate will have a material adverse effect on the Company's financial condition or results of operations. In the fourth quarter of fiscal 1996, the Company paid $5,548 as a result of an unfavorable verdict from the U.S. Court of Appeals in a patent infringement matter. Such amount was recorded in cost of sales.

                      EXIDE CORPORATION AND SUBSIDIARIES

On December 23, 1997, the Company entered into a Sale / Leaseback transaction, where the Company sold certain machinery and equipment with a book value of $16,400 for $49,500 and leased the same machinery and equipment back over eight years. The gain of $33,100 has been deferred and will be recognized ratably over the life of the lease.

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 1998, are:

      Fiscal Year                           Operating   Capital
      -----------                           ---------   -------
      1999                                  $  44,484   $ 2,103
      2000                                     30,131     2,115
      2001                                     21,086     1,918
      2002                                     15,304     1,722
      2003                                     12,019     1,501
      Thereafter                               27,930    15,359
                                            ---------   -------

      Total minimum payments                $ 150,954    24,718
                                            =========
      Less- Interest on capital leases                   (6,917)
                                                        -------
      Total principal payable on capital
          leases (included in Note 5)                   $17,801
                                                        =======

Rent expense amounted to $47,837, $52,701 and $48,973 for fiscal years 1996, 1997 and 1998, respectively.

The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business. In the aggregate, such commitments are not at prices in excess of current market.

                       EXIDE CORPORATION AND SUBSIDIARIES

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the Company's unaudited quarterly consolidated results of operations for fiscal years 1997 and 1998:

                                                                           Fiscal Quarter Ended
                                                 -----------------------------------------------------------------------
                                                  June 30,          September 29,        December 29,         March 31,
                                                    1996                1996                1996                 1997
                                                 -----------         -----------         -----------         -----------
Net sales                                        $   556,020         $   587,403         $   677,544         $   512,263
Gross profit                                         130,701             155,816             179,174             129,585
Income (loss) before extraordinary loss              (11,119)             11,691              26,205              (7,785)
Net income (loss)                                    (11,119)             11,691              26,205             (10,552)
Basic earnings per share:
  Income (loss) before extraordinary item              (0.54)               0.57                1.28               (0.38)
  Extraordinary loss                                      --                  --                  --               (0.13)
                                                 -----------         -----------         -----------         -----------
  Net income (loss)                                    (0.54)               0.57                1.28               (0.51)
Diluted earnings per share:
  Income (loss) before extraordinary item              (0.54)               0.55                1.24               (0.38)
  Extraordinary loss                                      --                  --                  --               (0.13)
                                                 -----------         -----------         -----------         -----------
  Net income (loss)                              $     (0.54)        $      0.55         $      1.24         $     (0.51)
                                                 ===========         ===========         ===========         ===========

                                                                         Fiscal Quarter Ended
                                                 -----------------------------------------------------------------------
                                                   June 29,         September 28,        December 28,         March 31,
                                                     1997               1997                1997                1998
                                                 -----------         -----------         -----------         -----------
Net sales                                        $   490,365         $   552,389         $   691,715         $   538,657
Gross profit                                         124,308             148,346             189,715             140,349
Income (loss) before extraordinary loss               (7,445)              8,154              23,050              (5,062)
Net income (loss)                                    (14,758)              6,709              14,714             (16,481)
Basic earnings per share:
  Income (loss) before extraordinary item              (0.36)               0.40                1.12               (0.25)
  Extraordinary loss                                   (0.36)              (0.07)              (0.41)              (0.55)
                                                 -----------         -----------         -----------         -----------
  Net income (loss)                                    (0.72)               0.33                0.71               (0.80)
Diluted earnings per share:
  Income (loss) before extraordinary item              (0.36)               0.38                1.05               (0.25)
  Extraordinary loss                                   (0.36)              (0.07)              (0.38)              (0.55)
                                                 -----------         -----------         -----------         -----------
  Net income (loss)                              $     (0.72)        $      0.31         $      0.67         $     (0.80)
                                                 ===========         ===========         ===========         ===========

                       EXIDE CORPORATION AND SUBSIDIARIES

16.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION:

The Company is primarily engaged in one industry segment, namely, the manufacture, distribution and sale of lead acid batteries and related accessories. Financial information, summarized by geographic area, is as follows:

                                         North                                            Intercompany
                                        America            Europe             Other         Eliminations       Consolidated
                                      ----------         ----------        ----------        ----------         ----------
Year ended March 31, 1997:
   Sales to unaffiliated
     customers                        $  872,985         $1,460,346        $       --        $     (101)        $2,333,230
   Income (loss) before income
     taxes, minority interest
     and extraordinary loss                 (891)            75,914                --           (40,000)            35,023
   Identifiable assets                   863,210          1,656,758           171,777          (238,938)         2,452,807
Year ended March 31, 1998:
   Sales to unaffiliated
     customers                           844,411          1,432,542                --            (3,827)         2,273,126
   Income (loss) before income
     taxes, minority interest
     and extraordinary loss                2,081             74,213                --           (44,236)            32,058
   Identifiable assets                   800,607          1,632,206           160,742          (244,939)         2,348,616

Other includes cash and cash equivalents, deferred tax assets, investments and deferred financing costs.

                                                                     SCHEDULE II

                       EXIDE CORPORATION AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             (Amounts in thousands)

                                   Balance at  Additions                                Balance
                                   Beginning   Charged to                              at End of
                                   of Period    Expense    Write-offs   Other  /(1)/    Period
                                   ----------  ----------  -----------  -------------  ---------
Year ended March 31, 1998:
Allowance for doubtful accounts       $38,486      $7,060     $(5,484)       $(2,574)    $37,488
                                      =======      ======     =======        =======     =======
Year ended March 31, 1997:
Allowance for doubtful accounts       $45,350      $4,638     $(7,531)       $(3,971)    $38,486
                                      =======      ======     =======        =======     =======
Year ended March 31, 1996:
Allowance for doubtful accounts       $23,274      $4,016     $(7,423)       $25,483     $45,350
                                      =======      ======     =======        =======     =======

/(1)/Represents primarily acquisitions of certain businesses in fiscal 1996 and 1998 and currency translation in fiscal 1997.