Form 10-Q
period 1998-06-28
EXIDE CORP
filed 1998-08-12
CIK 813781

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10 - Q


                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                  FOR THE FISCAL QUARTER ENDED JUNE 28, 1998

                       Commission File Number 1 - 11263


                               EXIDE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                             23-0552730
--------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)



1400 N. WOODWARD AVE., BLOOMFIELD HILLS, MICHIGAN                48304
-------------------------------------------------       ----------------------
   (Address of principal executive offices)                    (Zip Code)



                                (248) 258-0080
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES          X            NO  ______________
                          --------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

  AS OF AUGUST 11, 1998, 21,347,575 SHARES OF COMMON STOCK WERE OUTSTANDING.

________________________________________________________________________________

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION
-------------------------------------

Item 1. Financial Statements (unaudited except for March 31, 1998 Consolidated Balance Sheet).

             --    Condensed Consolidated Balance Sheets - -
                      June 28, 1998 and March 31, 1998.

             --    Consolidated Statements of Operations - -
                      for the three months ended June 28, 1998 and June 29, 1997.

             --    Consolidated Statements of Cash Flows - -
                      for the three months ended June 28, 1998 and June 29, 1997.

             --    Notes to Condensed Consolidated Financial Statements - -
                      June 28, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.        OTHER INFORMATION
---------------------------------

Item 4.  None

Item 6.  Selected Financial Data

         6 (a).   Exhibits filed with this report.
                  Exhibit 27 - Financial Data Schedule


SIGNATURE
---------

                             EXIDE CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except share and per-share data)

                                                                   June 28,       March 31,
                                                                     1998            1998
                                                                  (Unaudited)
                                                                ------------    -----------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                    $     28,433    $    35,613
   Receivables, net of allowance for doubtful
       accounts of $40,179 and $37,488                               461,200        434,679
   Inventories                                                       592,329        572,188
   Prepaid expenses and other                                         34,703         32,455
   Deferred income taxes                                              15,209         14,896
                                                                ------------    -----------
            Total current assets                                   1,131,874      1,089,831
                                                                ------------    -----------

PROPERTY, PLANT AND EQUIPMENT                                        806,255        744,165
   Less - Accumulated depreciation                                  (245,677)      (209,052)
                                                                ------------    -----------
            Total property, plant and equipment, net                 560,578        535,113
                                                                ------------    -----------

OTHER ASSETS:
   Goodwill, net                                                     577,665        570,251
   Investments in affiliates                                          24,647         24,620
   Deferred financing costs, net                                      19,771         20,050
   Deferred income taxes                                              61,774         61,461
   Other                                                              43,125         47,290
                                                                ------------    -----------
                                                                     726,982        723,672
                                                                ------------    -----------

            Total assets                                        $  2,419,434    $ 2,348,616
                                                                ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                        $     25,947    $    17,953
   Current maturities of long-term debt                               32,679         35,112
   Accounts payable, trade                                           254,772        255,952
   Accrued expenses                                                  237,042        241,898
                                                                ------------    -----------
            Total current liabilities                                550,440        550,915
                                                                ------------    -----------


LONG-TERM DEBT                                                     1,266,186      1,195,918
                                                                ------------    -----------

OTHER NONCURRENT LIABILITIES                                         296,766        287,531
                                                                ------------    -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                     19,556         19,304
                                                                ------------    -----------

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value 60,000,000 shares authorized;
       21,346,827 and 21,328,439 shares issued and outstanding           213            213
   Additional paid-in capital                                        489,939        489,851
   Accumulated deficit                                               (39,864)       (33,084)
   Notes receivable - stock award plan                                (1,478)        (1,609)
   Unearned compensation                                                (274)          (322)
   Minimum pension liability adjustment                               (2,767)        (2,767)
   Cumulative translation adjustment                                (159,283)      (157,334)
                                                                ------------    -----------
            Total stockholders' equity                               286,486        294,948
                                                                ------------    -----------

            Total liabilities and stockholders' equity          $  2,419,434    $ 2,348,616
                                                                ============    ===========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            (Amounts in thousands, except share and per-share data)

                                                     For the Three Months Ended
                                                  -----------------------------

                                                      June 28,        June 29,
                                                        1998            1997
                                                  -------------    ------------
NET SALES                                         $     544,532    $    490,365

COST OF SALES                                           405,402         366,057
                                                  -------------    ------------

    Gross profit                                        139,130         124,308
                                                  -------------    ------------

OPERATING EXPENSES:
  Selling, marketing and advertising                     78,531          68,813
  General and administrative                             36,981          31,157
  Goodwill amortization                                   4,176           4,118
                                                  -------------    ------------
                                                        119,688         104,088
                                                  -------------    ------------
    Operating income                                     19,442          20,220

INTEREST EXPENSE, net                                    26,543          29,264
OTHER EXPENSE (INCOME), net                               1,390           2,251
                                                  -------------    ------------
    Loss before income taxes, minority
        interest and extraordinary loss                  (8,491)        (11,295)


INCOME TAX BENEFIT                                       (2,338)         (3,559)
                                                  -------------    ------------

    Loss before minority interest and
        extraordinary loss                               (6,153)         (7,736)

MINORITY INTEREST                                          (100)           (291)
                                                  -------------    ------------

    Loss before extraordinary loss                       (6,053)         (7,445)

EXTRAORDINARY LOSS RELATED TO EARLY
 RETIREMENT OF DEBT, net of income tax benefit
  of $0 and $0                                             (301)         (7,313)
                                                  -------------    ------------

    Net loss                                      $      (6,354)   $    (14,758)
                                                  =============    ============



BASIC EARNINGS PER SHARE:
  Loss before extraordinary loss                  $       (0.29)   $      (0.36)
  Extraordinary loss                                      (0.01)          (0.36)
                                                  -------------    ------------
    Net loss                                      $       (0.30)   $      (0.72)
                                                  =============    ============

DILUTED EARNINGS PER SHARE:
  Loss before extraordinary loss                  $       (0.29)   $      (0.36)
  Extraordinary loss                                      (0.01)          (0.36)
                                                  -------------    ------------
    Net loss                                      $       (0.30)   $      (0.72)
                                                  =============    ============

WEIGHTED AVERAGE SHARES:
 Basic                                               21,152,596      20,573,209
                                                  =============    ============

 Diluted                                             21,152,596      20,573,209
                                                  =============    ============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)

                                                           For the Three Months Ended
                                                        -----------------------------

                                                           June 28,          June 29,
                                                             1998              1997
                                                        ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $     (6,354)     $   (14,758)
  Adjustments to reconcile net loss to net
     cash used in operating activities -
       Depreciation and amortization                          30,756           27,751
       Extraordinary loss                                        301            7,313
       Deferred income taxes                                  (4,811)           1,657
       Original issue discount on notes                        2,212            3,308
       Provision for losses on accounts receivable             2,294            1,701
       Minority interest                                        (100)            (291)
  Changes in assets and liabilities excluding
     effects of acquisitions -
       Receivables                                           (30,576)          12,482
       Inventories                                           (17,765)         (41,533)
       Prepaid expenses and other                               (650)           1,094
       Payables and accrued expenses                         (14,692)         (37,337)
       Other, net                                                488           (1,662)
                                                        ------------      -----------
          Net cash used in operating activities              (38,897)         (40,275)
                                                        ------------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of certain businesses                         (2,133)             - -
   Capital expenditures                                      (24,979)         (17,176)
   Equipment purchased held for sale                            (783)             - -
   Proceeds from sale of assets                                1,885              556
   Insurance proceeds from fire damage                         5,154              - -
   Costs incurred this period related to fire damage            (707)             - -
                                                        ------------      -----------
          Net cash used in investing activities              (21,563)         (16,620)
                                                        ------------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                           8,164            4,080
   Borrowings under Global Credit Facilities Agreement       201,556              - -
   Repayments under Global Credit Facilities Agreement      (149,721)             - -
   Borrowings under U.S. Credit Agreement                        - -          122,500
   Repayment of European Facilities Agreement                    - -          (73,218)
   Issuance of 9.125% Senior Notes                               - -          102,130
   Retirement of 12.25% Senior Subordinated Notes                - -         (104,096)
   Decrease in other debt                                     (6,087)          (3,619)
   Dividends paid                                               (426)            (419)
   Debt issuance costs                                          (527)          (4,167)
                                                        ------------      -----------
          Net cash provided by financing activities           52,959           43,191
                                                        ------------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                              321           (1,222)
                                                        ------------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (7,180)         (14,926)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                35,613           42,706
                                                        ------------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $     28,433      $    27,780
                                                        ============      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for -
   Interest (net of amount capitalized)                 $     38,360      $    36,583
   Income taxes                                         $        463      $     1,514

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 28, 1998
            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)


(1)  BASIS OF PRESENTATION, ETC.
--------------------------------

The condensed consolidated financial statements include the accounts of Exide Corporation (the "Company") and all of its majority-owned subsidiaries. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1998 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited (except for Balance Sheet information presented at March 31, 1998). In the opinion of management, the accompanying condensed consolidated financial information reflects all adjustments necessary to present fairly the results of operations and financial position for the periods presented.

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") in the third quarter of fiscal 1998 and earlier periods presented have been restated. Included below is a reconciliation of shares for the basic and diluted earnings per share ("EPS") computations.

                                         For the Three Months Ended
                                         --------------------------
                                            June 28,     June 29,
                                              1998         1997
                                         -------------  -----------
          Basic EPS Shares                  21,152,596   20,573,209

          Effect of Dilutive Securities             --           --
                                         -------------  -----------

          Diluted EPS Shares                21,152,596   20,573,209
                                         =============  ===========


There is no difference between basic and diluted shares in each period presented because the effects of outstanding stock options, grants and convertible securities are antidilutive.

Options to purchase 496,000 shares ranging from $25-7/8 to $50 were outstanding during the first quarter of fiscal 1999 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. These options expire in the years 2000 to 2006.

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Under SFAS No. 130, comprehensive income is defined as the total of net income and all other non-owner changes in equity. The adoption of SFAS No. 130 involves new disclosure requirements only and did not impact the reported financial position or results of operations.

Total comprehensive loss and its components are as follows:

                                          For the Three Months Ended
                                          --------------------------
                                              June 28,      June 29,
                                                1998          1997
                                          ------------    ----------
     Net loss                             $     (6,354)      (14,758)
     Cumulative translation adjustment          (1,949)      (24,367)
                                          ------------     ---------
     Total comprehensive loss             $     (8,303)    $ (39,125)
                                          ============     =========

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that all entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is evaluating the impact of the statement and will be required to adopt it in the second quarter of fiscal 2000.


(2)  INVENTORIES
----------------

                                    June 28,     March 31,
                                      1998         1998
                                   ----------   -----------
     Raw materials                 $  141,065   $   143,652
     Work-in-process                   89,054        78,004
     Finished goods                   362,210       350,532
                                   ----------   -----------
                                   $  592,329   $   572,188
                                   ==========   ===========

At June 28, 1998 and March 31, 1998, inventories valued by the LIFO method were approximately 28% and 30% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $575,262 and $555,121 at June 28, 1998 and March 31, 1998, respectively.

(3)  LONG-TERM DEBT
-------------------

On May 11, 1998, the Company entered into a bond swap agreement for $4,430 (principal amount) of its 10% Senior Notes. Under the agreement, the Company pays LIBOR plus 1.75% to a counterparty and receives from the counterparty the fixed coupon rate payments made by the Company. At the end of the agreement, the counterparty is guaranteed repayment of its open market purchase price of the Notes which exceeded face value by $233. This debt modification was accounted for as an extinguishment of debt, and the related write-off of unamortized deferred financing costs along with the premium paid by the counterparty resulted in an extraordinary loss of $301. No income tax benefit on the extraordinary loss was recognized.


(4)  ENVIRONMENTAL MATTERS
--------------------------

The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, processing, recycling, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to the monitoring of employee health in North America and, to a lesser extent, in Europe. Except as disclosed in Note 12 of Notes to Consolidated Financial Statements included in the Company's March 31, 1998 Form 10-K or herein, the Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

North America
-------------

The Company has been advised by the U.S. Environmental Protection Agency ("EPA") that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 62 federally defined Superfund or state equivalent sites. At 36 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

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

The Company has reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of June 28, 1998, the amount of such reserves on the Company's balance sheet was $29,930. Of this amount, $20,505 was included in other noncurrent liabilities. Because environmental liabilities are not recorded until the liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and future adjustments to the reserves are possible.

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


(5)  COMMITMENTS AND CONTINGENCIES
----------------------------------

There have been no significant changes from the March 31, 1998 audited financial statements.


(6)  SUBSEQUENT EVENT
---------------------

On July 30, 1998, the Company and Schumacher Electric Corporation, Inc. ("Schumacher Electric"), a company headquartered in Mount Prospect, Illinois, signed an agreement to form a joint venture to be named Schumacher Corporation. Schumacher Electric will contribute its battery charger and related products business and Exide will contribute its battery charger business and its Speed Clip division to the new company. Exide will own over 50% of the joint venture and accordingly, Exide will account for this transaction as an acquisition of the Schumacher Electric business and will apply purchase accounting, Schumacher Electric's business had annual revenues of $59,700 in its most recent fiscal year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
          -------------------------------------------------

GENERAL
-------

The Company through its European operations is exposed to foreign currency risk in most Western European countries, principally France, Spain, Germany, Italy and the U.K. The Company does not have material operations in countries whose economies can be classified as hyper-inflationary. Movements of exchange rates vis-a-vis the U.S. dollar can result in both unrealized and realized exchange gains or losses. In some instances gains in one currency may be offset by losses in another as all currencies may not move in unison vis-a-vis the U.S. dollar. It is the policy of the Company to reduce foreign currency risk by balancing net foreign currency positions where possible. In addition, the Company enters into foreign exchange contracts, including forward and purchased option contracts . The Company enters into forward exchange contracts to reduce the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities, as well as certain firm commitments and highly anticipated cash flows. The Company also enters into purchased option contracts which, if exercised, involve the sale or purchase of foreign currency at a fixed exchange rate for a specified time. As of June 28, 1998, the net fair value of open foreign exchange contracts and the related gains and losses were not material.

During the first quarter of fiscal 1999, $1.9 million of the decrease in stockholders' equity was due to foreign currency translation adjustments associated with the continued weakening of most European currencies relative to the U.S. dollar.


RESULTS OF OPERATIONS
---------------------

Three months ended June 28, 1998 compared with the three months ended June 29,
------------------------------------------------------------------------------
1997.
-----

Net sales increased 11.0 % ($54.2 million) to $544.5 million in the first quarter of fiscal 1999 from $490.4 million in the first quarter of fiscal 1998. The increase was principally attributable to the inclusion of DETA which was acquired effective September, 1997 ($49.9 million) and higher automotive sales, offset by the impact of foreign exchange rates ($7.4 million). Industrial battery sales (included above) for the first quarter of fiscal 1999 were $181.9 million versus $152.8 million for the first quarter of fiscal 1998. This increase is due to the DETA acquisition.

Gross profit increased $14.8 million in the first quarter of fiscal 1999 compared to the same period in the prior year. The gross profit margin was 25.6% in the first quarter of fiscal 1999 versus 25.4% in the first quarter of fiscal 1998. The increase in gross profit is largely the result of the DETA acquisition ($12.9 million at a margin of 25.9%) and manufacturing cost reductions relating to the continuing European rationalization / consolidation process. The effects of weaker European currencies reduced gross profit $2.5 million.

Selling, marketing and advertising expenses increased $9.7 million or 14.1% largely due to the acquisition of DETA ($7.1 million) and higher provisions ($0.9 million) for accounts receivable losses primarily as a result of the bankruptcy filings by certain major U.S. retailers. Offsetting these increases was the effect of weaker European currencies ($1.2 million).

General and administrative expenses increased $5.8 million or 18.7% largely due to the acquisition of DETA ($4.8 million) and the write off of expenses associated with the financing commitments made for a potential acquisition; a bid that was subsequently awarded to another entity. Offsetting these increases was the effect of weaker European currencies ($0.8 million).

Operating income decreased $ 0.8 million, or 3.8%, as result of the matters discussed above.

Interest expense decreased $2.7 million, or 9.3%, primarily due to the lower rates related to the refinancing of debt in the third and fourth quarters of fiscal 1998. Offsetting the decrease was increased expense for borrowing related to the acquisition of DETA.

Other expense, net was $1.4 million in the first quarter of fiscal 1999 versus $2.3 million in the first quarter of fiscal 1998. The $0.9 million decrease principally relates to net currency transaction gains recorded in the first quarter of fiscal 1999 versus net currency transaction losses recorded in the first quarter of fiscal 1998 ($1.2 million) and the ratable recognition of the deferred gain on the sales/leaseback transaction entered into in December 1997 ($1.0 million). Offsetting these decreases were increased losses on the sales of accounts receivable and associated fees in Europe under the agreement initiated in July, 1997 ($1.8 million).

Net loss decreased $8.4 million, primarily as a result of the matters discussed above and due to the recording of a $7.3 million extraordinary loss in the first quarter of fiscal 1998 related to the early retirement of debt.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on its indebtedness and capital expenditures. Historically, the Company has met these liquidity requirements through operating cash flows, with borrowed funds and the proceeds of sales of accounts receivable. The Company is party to a U.S. receivables purchase agreement and a European receivables purchase agreement under which the other parties have committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million and $175.0 million, respectively. The Company's greatest cash demands from operations occur during the months of June through October. During fiscal 1999 and beyond, the Company also expects to meet its liquidity requirements in the same manner.

Cash used in operating activities were $38.9 million and $40.3 million in the first quarters of fiscal 1999 and 1998, respectively. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. In the next several years, the Company will continue to complete the closure of various European plants which will necessitate cash payments for severance and other closure costs. While the Company believes that a large portion of its cash requirements for its European consolidation activities will be generated from operations, it has substantial liquidity and capital resources through its Senior Secured Global Credit Facilities Agreement, as discussed below.

The Company's capital expenditures were $25.0 million and $17.2 million in the first quarters of fiscal 1999 and 1998, respectively. The Senior Secured Global Credit Facilities Agreement restricts the amount of capital expenditures which may be made by the Company and its subsidiaries. However, the Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit agreements.

As of June 28, 1998, the Company had $551.9 million outstanding on its Senior Secured Global Credit Facilities Agreement, including letters of credit. Obligations under the Senior Secured Global Credit Facilities Agreement bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Senior Secured Global Credit Facilities Agreement is fully secured by guarantees of the European subsidiaries and certain fixed assets, inventory and receivables. The Company has an interest rate collar agreement which reduces the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreement effectively limits the PIBOR base interest rate on 593.1 million French francs (U.S. $100 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000. The Company has two currency and interest rate swap agreements which effectively converts $175 million of borrowings under the Senior Secured Global Credit Facilities Agreement into 778.8 million French francs (U.S. $133 million) and
25.2 million British pound sterling (U.S. $42 million). The Company receives LIBOR and pays PIBOR and pound sterling LIBOR. Additionally, the Company entered into a series of bond swaps agreements which effectively converted $45.1 million (principal amount) of the 10% Senior Notes into a variable LIBOR interest rate through April 15, 2000. The Company has the right to terminate the $45.1 million bond swap agreements at any time before maturity.

As of June 28, 1998, the Company had $92.9 million available under its Senior Secured Global Credit Facilities Agreement after consideration of $23.1 million of outstanding letters of credit.

As of June 28, 1998, the Company has significant NOL carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and European taxable income.


YEAR 2000 ISSUE
---------------

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



                                       EXIDE CORPORATION



Date:      August 12, 1998             By:  /s/ Leland E. Coulter
       ------------------------             ----------------------------
                                            Leland E. Coulter
                                            Chief Financial Officer
                                            (Authorized Signatory)