Form 10-Q
period 1998-09-27
EXIDE CORP
filed 1998-11-12
CIK 813781

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10 - Q


                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                FOR THE FISCAL QUARTER ENDED SEPTEMBER 27, 1998

                        Commission File Number 1 - 11263


                               EXIDE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   23-0552730
-------------------------------          ---------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)


1400 N. WOODWARD AVE., BLOOMFIELD HILLS, MICHIGAN              48304
-------------------------------------------------         -----------------
   (Address of principal executive offices)                  (Zip Code)


                                (248) 258-0080
   -------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES          X            NO
                          --------------          --------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

    AS OF NOVEMBER 11, 1998, 21,355,737 SHARES OF COMMON STOCK WERE OUTSTANDING.

The Exhibit Index is located on page 17.

                       EXIDE CORPORATION AND SUBSIDIARIES


                               TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION
-------------------------------------

Item 1. Financial Statements (unaudited except for March 31, 1998 Consolidated Balance Sheet).

             --    Condensed Consolidated Balance Sheets - -
                      September 27, 1998 and March 31, 1998.

             --    Consolidated Statements of Operations - -
                      for the three and six months ended September 27, 1998 and September 28, 1997.

             --    Consolidated Statements of Cash Flows - -
                      for the six months ended September 27, 1998 and September 28, 1997.

             --    Notes to Condensed Consolidated Financial Statements - -
                      September 27, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.        OTHER INFORMATION
---------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

       6 (a). Exhibits.
              Exhibit 3.2 - Amended and restated By-Laws
              Exhibit 4.5 - Form of Rights Agreement dated as of September 18,
                1998
              Exhibit 10.25 - Amended and restated 1996 Non-Employee
                Directors Stock Plan
              Exhibit 27 - Financial Data Schedule

       6 (b). Reports on Form 8-K.
              The Company filed a report on Form 8-K on September 21, 1998 describing in Item 5 the adoption of a stockholders' rights plan.



SIGNATURE
---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per-share data)

                                                                     September 27,      March 31,
                                                                          1998             1998
                                                                      (Unaudited)
                                                                   ---------------    -----------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                       $        39,762   $     35,613
   Receivables, net of allowance for doubtful
       accounts of $47,838 and $37,488                                     535,293        434,679
   Inventories                                                             594,689        572,188
   Prepaid expenses and other                                               22,788         32,455
   Deferred income taxes                                                    14,922         14,896
                                                                   ---------------    -----------
          Total current assets                                           1,207,454      1,089,831
                                                                   ---------------    -----------

PROPERTY, PLANT AND EQUIPMENT                                              938,064        824,296
   Less - Accumulated depreciation                                        (363,381)      (289,183)
                                                                   ---------------    -----------
          Total property, plant and equipment, net                         574,683        535,113
                                                                   ---------------    -----------

OTHER ASSETS:
   Goodwill, net                                                           620,715        570,251
   Investments in affiliates                                                25,989         24,620
   Deferred financing costs, net                                            18,242         20,050
   Deferred income taxes                                                    61,860         61,461
   Other                                                                    41,309         47,290
                                                                   ---------------    -----------
                                                                           768,115        723,672
                                                                   ---------------    -----------

           Total assets                                            $     2,550,252   $  2,348,616
                                                                   ===============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                           $        26,800   $     17,953
   Current maturities of long-term debt                                     35,651         35,112
   Accounts payable, trade                                                 269,133        255,952
   Accrued expenses                                                        261,904        241,898
                                                                   ---------------    -----------
           Total current liabilities                                       593,488        550,915
                                                                   ---------------    -----------


LONG-TERM DEBT                                                           1,313,703      1,195,918
                                                                   ---------------    -----------

OTHER NONCURRENT LIABILITIES                                               296,336        287,531
                                                                   ---------------    -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                           20,762         19,304
                                                                   ---------------    -----------

STOCKHOLDERS' EQUITY
   Junior participating preferred stock, Series A, $.01 par value
       30,000 shares authorized                                                - -            - -
   Common stock, $.01 par value 60,000,000 shares authorized;
       21,352,722 and 21,328,439 shares issued and outstanding                 213            213
   Additional paid-in capital                                              490,033        489,851
   Accumulated deficit                                                     (37,998)       (33,084)
   Notes receivable - stock award plan                                      (1,165)        (1,609)
   Unearned compensation                                                      (226)          (322)
   Minimum pension liability adjustment                                     (2,767)        (2,767)
   Cumulative translation adjustment                                      (122,127)      (157,334)
                                                                   ---------------    -----------
          Total stockholders' equity                                       325,963        294,948
                                                                   ---------------    -----------

          Total liabilities and stockholders' equity               $     2,550,252   $  2,348,616
                                                                   ===============    ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                               EXIDE CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                     (Amounts in thousands, except share and per-share data)

                                                       For the Three Months Ended              For the Six Months Ended
                                                     -----------------------------    ------------------------------------------

                                                      September 27,   September 28,                 September 27,   September 28,
                                                           1998            1997                          1998           1997
                                                      ------------    ------------                  ------------    ------------

NET SALES                                            $     601,136    $    552,389                  $  1,145,668    $  1,042,754

COST OF SALES                                              440,102         404,043                       844,480         770,100
                                                      ------------    ------------                  ------------    ------------
       Gross profit                                        161,034         148,346                       301,188         272,654
                                                      ------------    ------------                  ------------    ------------
OPERATING EXPENSES:
   Selling, marketing and advertising                       80,014          69,906                       158,545         138,719
   General and administrative                               36,203          31,876                        73,184          63,033
   Goodwill amortization                                     4,672           4,283                         8,848           8,401
                                                      ------------    ------------                  ------------    ------------
                                                           120,889         106,065                       240,577         210,153
                                                      ------------    ------------                  ------------    ------------

   Operating income                                         40,145          42,281                        60,611          62,501
                                                      ------------    ------------                  ------------    ------------
INTEREST EXPENSE, net                                       26,912          27,834                        53,455          57,098
OTHER EXPENSE, net                                           3,547           1,426                         5,961           3,677
                                                      ------------    ------------                  ------------    ------------
   Income before income taxes, minority
      interest and extraordinary loss                        9,686          13,021                         1,195           1,726

INCOME TAX EXPENSE                                           7,505           5,085                         5,167           1,526
                                                      ------------    ------------                  ------------    ------------
   Income (loss) before minority interest and
      extraordinary loss                                     2,181           7,936                        (3,972)            200

MINORITY INTEREST                                             (102)           (218)                         (202)           (509)
                                                      ------------    ------------                  ------------    ------------
   Income (loss) before extraordinary loss                   2,283           8,154                        (3,770)            709

EXTRAORDINARY LOSS RELATED TO EARLY
   RETIREMENT OF DEBT, net of income tax benefit
   of $0 for the six months ended September 27,
   1998 and $768 for the three and six months ended
   September 28, 1997                                          - -          (1,445)                         (301)         (8,758)
                                                      ------------    ------------                  ------------    ------------
   Net income (loss)                                 $       2,283    $      6,709                  $     (4,071)   $     (8,049)
                                                      ============    ============                  ============    ============
BASIC EARNINGS PER SHARE:
   Income (loss) before extraordinary loss          $         0.11    $       0.40                  $      (0.18)   $       0.04
   Extraordinary loss                                          - -           (0.07)                        (0.01)          (0.43)
                                                      ------------    ------------                  ------------    ------------
       Net income (loss)                            $         0.11    $       0.33                  $      (0.19)   $      (0.39)
                                                      ============    ============                  ============    ============
DILUTED EARNINGS PER SHARE:
   Income (loss) before extraordinary loss           $        0.11    $       0.38                  $      (0.18)   $       0.03
   Extraordinary loss                                          - -           (0.07)                        (0.01)          (0.41)
                                                      ------------    ------------                  ------------    ------------
       Net income (loss)                             $        0.11    $       0.31                  $      (0.19)   $      (0.38)
                                                      ============    ============                  ============    ============

WEIGHTED AVERAGE SHARES:
   Basic                                                21,238,526      20,588,905                    21,195,561      20,581,057
                                                      ============    ============                  ============    ============
   Diluted                                              21,259,065      21,680,806                    21,360,630      21,463,753
                                                      ============    ============                  ============    ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                EXIDE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      (Amounts in thousands)


                                                                     For the Six Months Ended
                                                               ----------------------------------

                                                                 September 27,      September 28,
                                                                      1998               1997
                                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $        (4,071)  $         (8,049)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities -
       Depreciation and amortization                                    59,307             55,359
       Extraordinary loss                                                  301              8,758
       Deferred income taxes                                             3,100              3,253
       Original issue discount on notes                                  4,527              5,528
       Provision for losses on accounts receivable                       7,068              1,685
       Minority interest                                                  (202)              (509)
  Net proceeds from sale of European receivables                         5,855            105,696
  Changes in assets and liabilities excluding
   effects of acquisitions -
       Receivables                                                     (87,455)           (61,999)
       Inventories                                                       6,349            (29,306)
       Prepaid expenses and other                                        4,368               (662)
       Payables and accrued expenses                                   (14,768)            27,764
       Other, net                                                       (8,519)               849
                                                               ---------------    ---------------
          Net cash provided by (used in) operating activities          (24,140)           108,367
                                                               ---------------    ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of certain businesses                                  (14,825)           (32,920)
   Capital expenditures                                                (38,756)           (42,589)
   Equipment purchases held for sale                                   (10,435)               - -
   Proceeds from sale of assets                                         21,278              2,058
   Insurance proceeds from fire damage                                   7,160                - -
                                                               ---------------    ---------------
          Net cash used in investing activities                        (35,578)           (73,451)
                                                               ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                                     9,011              9,603
   Borrowings under Global Credit Facilities Agreement                 328,145                - -
   Repayments under Global Credit Facilities Agreement                (267,129)               - -
   Borrowings under U.S. Credit Agreement                                  - -            115,875
   Repayment of European Facilities Agreement                              - -            (93,032)
   Repayment of Acquired Debt                                              - -            (64,644)
   Issuance of 9.125% Senior Notes                                         - -            102,130
   Retirement of 12.25% Senior Subordinated Notes                          - -           (104,096)
   Decrease in other debt                                               (7,015)            (2,429)
   Dividends paid                                                         (843)              (846)
   Debt issuance costs                                                    (379)            (6,980)
                                                               ---------------    ---------------
          Net cash provided by (used in) financing activities           61,790            (44,419)
                                                               ---------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                      2,077             (1,325)
                                                               ---------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                4,149            (10,828)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          35,613             42,706
                                                               ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $        39,762    $        31,878
                                                               ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for -
  Interest (net of amount capitalized)                         $        47,573   $         43,633
   Income taxes                                                $         3,947   $          1,765

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 27, 1998
            (Amounts in thousands, except share and per-share data)
                                  (Unaudited)


(1)  BASIS OF PRESENTATION, ETC.
---  ---------------------------

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

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" in the third quarter of fiscal 1998 and earlier periods presented were restated. Included below is a reconciliation of shares for the basic and diluted earnings per share ("EPS") computations.

                              For the Three Months Ended   For the Six Months Ended
                              --------------------------   --------------------------
                              September 27, September 28,  September 27, September 28,
                                  1998          1997          1998          1997
                              ------------- ------------   ------------- ------------

Basic EPS Shares                 21,238,526   20,588,905    21,195,561    20,581,057

Effect of Dilutive Securities        20,539    1,091,901       165,069       882,696
                               ------------  -----------  ------------  ------------

Diluted EPS Shares               21,259,065   21,680,806    21,360,630    21,463,753
                               ============  ===========  ============  ============

Options to purchase 2,286,720 shares at exercise prices ranging from $16-5/8 to $29-1/2 were outstanding during the second quarter of fiscal 1999 but were not included in the computation of diluted EPS because such exercise prices were greater than the average market price of the common shares. These options expire in the years 2000 to 2006.

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

Total comprehensive income (loss) and its components are as follows:



                              For the Three Months Ended   For the Six Months Ended
                              --------------------------   --------------------------
                              September 27, September 28,  September 27, September 28,
                                  1998          1997          1998          1997
                              ------------  ------------   ------------  ------------
Net income (loss)             $      2,283  $      6,709   $     (4,071) $     (8,049)
Change in cumulative
 translation adjustment             37,157          (625)        35,207       (24,992)
                              -------------  -----------   ------------  ------------
Total comprehensive
     income (loss)            $     39,440  $      6,084   $     31,136  $    (33,041)
                              ============  ============   ============  ============


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

On September 21, 1998, the Company's Board of Directors announced that it adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to stockholders of record on September 29, 1998, of one Preferred Share Purchase Right (a "Right") on each outstanding share of Common Stock (the "Common Shares"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Junior Participating Preferred Stock, Series A, par value $.01 per share, of the Company (the "Preferred Shares") at an exercise price of $60 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are not exercisable, or transferable apart from the Common Shares, until the earlier to occur of (i) ten days following a public announcement that a person or group other than certain exempt persons (an "Acquiring Person"), together with persons affiliated or associated with such Acquiring Person (other than those that are exempt persons) acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Shares or (ii) ten business days following the commencement or public disclosure of an intention to commence a tender offer or exchange offer (other than a permitted offer, as defined) by a person other than an exempt person if, upon consummation of the offer, such person would acquire beneficial ownership of 15% or more of the outstanding Common Shares (subject to certain exceptions). Thereafter, if the Company is not the surviving corporation in a merger or other business combination or if Common Shares are changed or exchanged or in a transaction or transactions wherein 50% or more of its consolidated assets or earning power are sold, each Right would entitle the holder (other than the Acquiring Person and certain related persons or transferees) upon exercise to receive, in lieu of Preferred Shares, a number of shares of common stock of the acquiring company or the Company, as the case may be, having a value of two times the exercise price of the Right. The Rights are redeemable at the Company's option at any time before public disclosure that an Acquiring Person has become such, for $.01 per Right, and expire on September 18, 2008. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share and 1,000 times the dividend declared per Common Share. The Preferred Shares have liquidation preference, as defined. In addition, each Preferred Share will have 1,000 votes per share, voting together with the Common Shares.

Certain prior period amounts have been reclassified to conform to current presentation.


(2)    INVENTORIES
------------------

                      September 27,     March 31,
                          1998            1998
                    ---------------  ------------
Raw materials       $       151,743  $    143,652

Work-in-process              99,978        78,004

Finished goods              342,968       350,532
                    ---------------   -----------
                    $       594,689   $   572,188
                    ===============   ===========

At September 27, 1998 and March 31, 1998, inventories valued by the LIFO method were approximately 26% and 30% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $577,622 and $555,121 at September 27, 1998 and March 31, 1998, respectively.

(3)  LONG-TERM DEBT, etc
-------------------

On May 11, 1998, the Company entered into another interest rate bond swap agreement for $4,430 (principal amount) of its 10% Senior Notes. Under the agreement, the Company pays LIBOR plus 1.75% to a counterparty and receives from the counterparty the fixed coupon rate payments made by the Company. At the end of the agreement, the counterparty is guaranteed repayment of its open market purchase price of the Notes which exceeded face value by $233. This debt modification was accounted for as an extinguishment of debt, and the related write-off of unamortized deferred financing costs, along with the premium paid by the counterparty, resulted in an extraordinary loss of $301. No income tax benefit on the extraordinary loss was recognized.

As of September 27, 1998, the net fair value of the foreign currency and interest rate protection agreements was $(7,900). Such loss is offset by the decrease in the fair value of the related debt.

In October 1998, the Company paid an amendment fee of $6,000 to the counterparty to its interest rate swap agreements related to $45,055 of the Company's 10% Senior Notes due 2005. This fee will be recorded as other expense in the third fiscal quarter.

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

North America
-------------

The Company has been advised by the U.S. Environmental Protection Agency ("EPA") that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 64 federally defined Superfund or state equivalent sites. At 37 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites, where it has been named a PRP, based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

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

The Company has reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of September 27, 1998, the amount of such reserves on the Company's balance sheet was $26,149. Of this amount, $16,715 was included in other noncurrent liabilities. Because environmental liabilities are not recorded until the liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and future adjustments to the reserves are possible.

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


(6)  SUBSEQUENT EVENT
---------------------

On July 30, 1998, the Company and Schumacher Electric Corporation, Inc. ("Schumacher Electric"), a company headquartered in Mount Prospect, Illinois, signed an agreement to form a joint venture to be named Schumacher Corporation. Schumacher Electric planned to contribute its battery charger and related products business and Exide planned to contribute its battery charger business and its Speed Clip division to the new company. Prior to the formal closing, this transaction was terminated by mutual consent of the parties.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------
GENERAL
-------

The Company through its European operations is exposed to foreign currency risk in most Western European countries, principally France, Spain, Germany, Italy and the U.K. The Company does not have material operations in countries whose economies can be classified as hyper-inflationary. Movements of exchange rates vis-a-vis the U.S. dollar can result in both unrealized and realized exchange gains or losses. In some instances gains in one currency may be offset by losses in another as all currencies may not move in unison vis-a-vis the U.S. dollar. It is the policy of the Company to reduce foreign currency risk by balancing net foreign currency positions where possible. In addition, the Company enters into foreign exchange contracts, including forward and purchased option contracts . The Company enters into forward exchange contracts to reduce the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities, as well as certain firm commitments and highly anticipated cash flows. The Company also enters into purchased option contracts which, if exercised, involve the sale or purchase of foreign currency at a fixed exchange rate for a specified time. As of September 27, 1998, the net fair value of open foreign exchange contracts and the related losses on such contracts aggregated $(3.0)million.

During the second quarter and first six months of fiscal 1999, $37.2 million and $35.2 million, respectively, of the increase in stockholders' equity was due to foreign currency translation adjustments associated with the strengthening of most European currencies relative to the U.S. dollar.


RESULTS OF OPERATIONS
---------------------

Three months ended September 27, 1998 compared with the three months ended
--------------------------------------------------------------------------
September 28, 1997.
-------------------

Net sales for the second quarter increased $48.7 million, or 8.8% to $601.1 million, as compared to $552.4 million for the same period last year. This increase is largely due to:

* The inclusion of DETA (a German industrial and automotive battery manufacturer) which was acquired effective September 1, 1997 ($31 million);

* Higher automotive sales in North America ($12 million); and,

* Higher industrial and automotive sales in Europe ($6 million), after eliminating the impact of foreign exchange rates.

Gross profit for the second quarter of FY '99 increased $12.7 million or 8.6%, to $161.0 million from $148.3 million for the same period last year, representing the net effect of these primary factors:

* Higher automotive and industrial volume in North America and Europe (including
  DETA) of $15.4 million; and,

* Manufacturing cost reductions related to the European rationalization / consolidation process.

These factors were partially offset by:

* Unfavorable product mix and less profitable customer mix in North America ($4.1 million). The announced 3.95% price increase effective November 1st should help to offset this issue in the future;

* Higher production costs in certain U.S. manufacturing facilities ($2.4 million), principally at the Bristol facility which experienced a fire in December, 1997; and,

* Higher depreciation in Europe ($2.5 million) including the effect of the DETA acquisition.

Profit before tax ("PBT") for the second quarter of FY '99 decreased $3.3 million to $9.7 million from $13.0 million for the same period last year, as a result of the factors discussed above, as well as the following:

* Adverse impact of including DETA for the entire fiscal quarter (versus only September in fiscal 1998) of $1.0 million (July and August are typically loss months given low sales volume);

* Higher provisions for uncollectible receivables in North America ($2.8 million) related primarily to several large battery retailers which filed Chapter 11 in fiscal 1998;

* Higher branch operating costs ($2.3 million); and,

* Foreign exchange losses of $2.1 million in the second quarter of fiscal 1999 as compared to net foreign exchange gains of $1.0 million in the second quarter of fiscal 1998.

Net income for the second quarter of fiscal 1999 was $2.3 million as compared to $6.7 million for the same period last year. This decrease is largely attributable to the factors discussed above coupled with the high effective tax rate of 77.5%. This tax rate results from an inability to record an income tax benefit ($2.6 million) due to a realization issue related to the second quarter fiscal 1999 U.S. taxable loss.

Six months ended September 27, 1998 compared with the six months ended September
--------------------------------------------------------------------------------
28, 1997.
---------

Net sales for the first six months of FY '99 increased $102.9 million, or 9.9%, to $1,146 million, as compared to $1,043 million for the same period last year. This increase is largely due to:

* The inclusion of DETA (a German industrial and automotive battery manufacturer) which was acquired effective September 1, 1997 ($81 million);

* Higher automotive sales in North America ($14 million); and,

* Higher industrial and automotive sales in Europe ($22 million), after eliminating the impact of foreign exchange rates.

Gross Profit for the first six months of FY '99 increased $28.5 million or 10.5%, to $301.2 million from $272.7 million for the same period last year , representing the net effect of these primary factors:

* Higher automotive and industrial volume in North America and Europe (including
  DETA) of $31 million; and,

* Manufacturing cost reductions related to the European rationalization / consolidation process.

These factors were partially offset by:

* Unfavorable product mix and less profitable customer mix in North America ($7.0 million). The 3.95% price increase effective November 1st should help to offset this issue in the future

* Higher production costs in certain U.S. manufacturing facilities ($3.0 million), principally at the Bristol facility which experienced a fire in December, 1997; and,

* Higher depreciation in Europe ($7.4 million) including the effect of the DETA acquisition.

Profit before tax for the first six months of FY '99 decreased $0.5 million to $1.2 million from $1.7 million for the same period last year, as a result of the factors discussed above, as well as the following:

* Adverse impact of including DETA for the entire six months of FY '99 (versus only September in fiscal 1998) of $2.2 million (July and August are typically loss months given low sales volume);

* Higher provisions for uncollectible receivables in North America ($2.8 million); and,

* Foreign exchange losses of $1.9 million in the first six months of fiscal 1999 as compared to net foreign exchange losses of $0 in the first six months of fiscal 1998.

Net loss for the first six months of fiscal 1999 was $4.1 million as compared to a loss of $8.0 million for the same period last year. The fiscal 1999 net loss was largely attributable to the PBT shortfall discussed above coupled with the high effective tax rate previously discussed. Net loss for the six months of fiscal 1998 included the recognition of an $8.8 million extraordinary loss related to early retirement of debt.


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

Cash flows from operating activities were $(24.1) million and $108.4 million in the six months ended September 27, 1998 and September 28, 1997, respectively. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. In the next several years, the Company will continue to complete the closure of various European plants which will necessitate cash payments for severance and other closure costs. While the Company believes that a large portion of its cash requirements for its European consolidation activities will be generated from operations, it has substantial liquidity and capital resources through its Senior Secured Global Credit Facilities Agreement, as discussed below.

The Company's capital expenditures were $38.8 million and $42.6 million in the six months ended September 27, 1998 and September 28, 1997, respectively. The Senior Secured Global Credit Facilities Agreement restricts the amount of capital expenditures which may be made by the Company and its subsidiaries. The Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit agreements.

As of September 27, 1998, the Company had $590.0 million outstanding on its Senior Secured Global Credit Facilities Agreement, including letters of credit. Obligations under the Senior Secured Global Credit Facilities Agreement bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Senior Secured Global Credit Facilities Agreement is fully secured by guarantees of the European subsidiaries and certain fixed assets, inventory and receivables. The Company has an interest rate collar agreement which reduces the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreement effectively limits the PIBOR base interest rate on 593.1 million French francs (U.S. $100 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000. The Company has two currency and interest rate swap agreements which effectively convert $175 million of borrowings under the Senior Secured Global Credit Facilities Agreement into 778.8 million French francs (U.S. $133 million) and
25.2 million British pound sterling (U.S. $42 million). The Company receives LIBOR and pays PIBOR and pound sterling LIBOR. Additionally, the Company entered into a series of bond swap agreements which effectively converted $45.1 million (principal amount) of the 10% Senior Notes on a quarterly basis into a variable LIBOR interest rate through April 15, 2000. The Company and the counterparty has the right to terminate the $45.1 million bond swap agreements at any time before maturity. In October 1998, the Company paid an amendment fee of $6.0 million to the counterparty to its interest rate swap agreements related to $45.1 million of the Company's 10% Senior Notes due 2005. This fee will be recorded as other expense in the third fiscal quarter.

As of September 27, 1998, the Company had $60.6 million available under its Senior Secured Global Credit Facilities Agreement after consideration of $23.4 million of outstanding letters of credit.

As of September 27, 1998, the Company has significant NOL carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and European taxable income.

YEAR 2000 ISSUE
---------------

The Company relies on information technology ("IT") systems (hardware, operating systems, software applications) to support many key operations of its business, including sales order processing, production scheduling, purchasing, manufacturing, distribution, financial accounting, and others. Initial assessments of these systems have been conducted, and the Company has determined that many of these systems are not Year 2000 compliant. Exide believes that these systems must be made compliant to ensure no material business interruption. Additionally, the Company's Year 2000 plans are being designed to include the assessment and related remediation of any non-IT systems that may incorporate embedded computer chip technology. Certain of the Company's manufacturing equipment contains such technology. Much of the Year 2000 planning and remediation activities have occurred in the North America versus Europe and the Company is currently increasing its efforts in Europe.
Additional resources are being devoted to the European assessment effort and the related remediation plans for both IT and non-IT systems and equipment.

Project plans have been developed to identify the systems/equipment that need remediaton, as well as the actions, resources needed, and time frames to perform the remediation. Compliance assessments are ongoing modifications to individual project plans are made as needed, and the Company's overall remediation status is being monitored on a regular basis, including periodic reporting to the Company's Audit Committee of the Board of Directors.

Significant progress has been made in remediation efforts of the legacy computer systems, principally those in the US. The Company expects to achieve Year 2000 compliance for the IT systems before December 31, 1999. Certain European IT systems may need to be replaced and the Company will be considering this where appropriate. The Company recognizes that additional resources and increased attention must be given to equipment that has date sensitive, embedded technology -particularly within its manufacturing plants and distribution centers.

Currently, remediation costs are estimated at approximately $2.5 million; however, this is a preliminary estimate which does not include estimates from certain European locations and the full assessment of non-IT systems.
Therefore, total remediation costs are expected to increase and such increases could be significant. The major increases to these current estimates are likely to result from the non-IT systems, primarily related to addressing the embedded technology issues in certain manufacturing equipment.

In addition to its own Year 2000 compliance, the Company believes that its business could potentially be adversely impacted if its key suppliers and customers do not achieve timely and successful Year 2000 compliance with their systems/equipment. As such, the Company has begun contacting its key business partners to inquire on their Year 2000 readiness. The Company's vertical integrated structure (particularly in North America and to a lesser extent in Europe) might mitigate the adverse impact of third parties' Year 2000 issues on the Company.

Review of readiness, and expected ability to achieve readiness of key IT and non-IT systems, equipment, suppliers and customers for the purpose of developing contingency planning effects is scheduled for the end of fiscal 1999.

PART II.        OTHER INFORMATION
---------------------------------


Item 4.      Submission of Matters to a Vote of Security Holders

  At the Company's Annual Meeting of Stockholders held on August 12, 1998, the stockholders elected six directors and ratified the appointment of Arthur Andersen LLP as independent auditors for fiscal 1999.

  The results of the voting were as follows:

      For Director                    Granted    Withheld
      -----------------------------  ----------  --------
      Arthur M. Hawkins              18,905,658   168,663
      Douglas N. Pearson             18,906,658   167,663
      Robert H. Irwin                18,874,375   199,946
      Thomas J. Reilly, Jr.          18,906,976   167,345
      Arthur R. Taylor               18,874,675   199,646
      James T. Watson                18,876,065   198,252

                                                      No
   Other proposals        For      Against  Abstain  Vote
---------------------  ----------  -------  -------  -----
Ratification of        18,973,559   60,773   39,989    - -
appointment of
Arthur Andersen
LLP as independent
auditors

Item 5.   Other Information

  The Registrant's By-Laws have been amended in a number of respects. Such amendments include the following:

      1. The last date for submission by stockholders under the Registrant's advance notice By-Laws of nominations for directors and other matters for consideration at the annual meeting has been changed to 45 days prior to the date in the meeting year which coincides with the date of mailing the annual proxy material in the preceding year. For the next annual meeting, this date will be June 1, 1999.

      2. Executive and nominating committees of the board have been established.

      3. The provisions regarding indemnification of directors and officers have been amended to, among other things, clarify such persons' entitlement to advancement of defense costs.

  The Registrant's Amended and Restated By-Laws are filed herewith as Exhibit
  3.2.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            EXIDE CORPORATION



Date:  November 12, 1998                    By:  /s/ James M. Diasio
     --------------------------------           --------------------------
                                                James M. Diasio
                                                Chief Financial Officer
                                                (Authorized Signatory)

                                 EXHIBIT INDEX

Exhibit                         Description                             Page No.
-------                         -----------                             --------
No.
---
3.2          Amended and Restated By-laws                                  18

4.5          Form of Rights Agreement dated as of September 18, 1998       *
             between Exide Corporation and American Stock Transfer
             and Trust Company, including the form of Certificate of
             Designation, Preferences and Rights of Junior
             Participating Preferred Shares, Series A attached
             thereto as Exhibit A, the form of Rights Certificate
             attached thereto as Exhibit B and the Summary of Rights
             attached thereto as Exhibit C.

10.25        Amended and Restated 1996 Non-Employee Directors Stock
             Plan                                                          34

27           Financial Data Schedule                                       38

*Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, dated September 21, 1998