Form 10-Q
period 1998-12-27
EXIDE CORP
filed 1999-02-10
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10 - Q


                  Quarterly Report under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                For the fiscal quarter ended December 27, 1998

                       Commission File Number 1 - 11263


                               EXIDE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                            23-0552730
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


1400 N. Woodward Ave., Bloomfield Hills, Michigan                 48304
-------------------------------------------------            ----------------
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

     As of February 9, 1999, 21,356,421 shares of common stock were outstanding.

                       EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION
-------------------------------------

Item 1. Financial Statements (unaudited except for March 31, 1998 Consolidated Balance Sheet).

             --    Condensed Consolidated Balance Sheets - -
                      December 27, 1998 and March 31, 1998.

             --    Consolidated Statements of Operations - -
                      for the three and nine months ended
                      December 27, 1998 and December 28, 1997.

             --    Consolidated Statements of Cash Flows - -
                      for the nine months ended December 27, 1998 and December 28, 1997.

             --    Notes to Condensed Consolidated Financial Statements - -
                      December 27, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.        OTHER INFORMATION
---------------------------------


Item 6.  Exhibits and Reports on Form 8-K
                Exhibit 10.25 - Second Amendment to the Credit and
                  Guarantee Agreement dated January 8, 1999
                Exhibit 10.26 - Separation agreement with Arthur M. Hawkins/
                  CynArt L.L.C. effective October 15, 1998
                Exhibit 10.27 - Separation agreement with Douglas N. Pearson effective October 15, 1998
                Exhibit 10.28 - Separation agreement with Alan E. Gauthier effective July 31, 1998
                Exhibit 10.29 - Employment agreement with James Diasio
                  dated September 18, 1998
                Exhibit 27 - Financial Data Schedule

SIGNATURE
---------

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in thousands, except share and per-share data)

                                                        December 27,      March 31,
                                                            1998            1998
                                                        (Unaudited)
                                                      --------------    -----------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                          $       29,082   $     35,613
   Receivables, net of allowance for doubtful
       accounts of $57,618 and $37,488                       498,611        434,679
   Inventories                                               581,922        572,188
   Prepaid expenses and other                                 27,409         32,455
   Deferred income taxes                                      14,915         14,896
                                                      --------------    -----------
          Total current assets                             1,151,939      1,089,831
                                                      --------------    -----------

PROPERTY, PLANT AND EQUIPMENT                                945,207        824,296
   Less - Accumulated depreciation                          (375,521)      (289,183)
                                                      --------------    -----------
          Total property, plant and equipment, net           569,686        535,113
                                                      --------------    -----------

OTHER ASSETS:
   Goodwill, net                                             616,604        570,251
   Investments in affiliates                                  24,914         24,620
   Deferred financing costs, net                              18,208         20,050
   Deferred income taxes                                      63,010         61,461
   Other                                                      40,837         47,290
                                                      --------------    -----------
                                                             763,573        723,672
                                                      --------------    -----------
       Total assets                                   $    2,485,198   $  2,348,616
                                                      ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                              $       24,124   $     17,953
   Current maturities of long-term debt                       36,223         35,112
   Accounts payable, trade                                   286,696        255,952
   Accrued expenses                                          262,133        241,898
                                                      --------------    -----------
      Total current liabilities                              609,176        550,915
                                                      --------------    -----------

LONG-TERM DEBT                                             1,269,913      1,195,918
                                                      --------------    -----------

OTHER NONCURRENT LIABILITIES                                 306,819        287,531
                                                      --------------    -----------
COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST                                             20,757         19,304
                                                      --------------    -----------

STOCKHOLDERS' EQUITY
   Junior participating preferred stock, Series
     A, $.01 par value 30,000 shares authorized                   --             --
   Common stock, $.01 par value 60,000,000
     shares authorized; 21,354,855  and 21,328,439
     shares issued and outstanding                               213            213
   Additional paid-in capital                                490,108        489,851
   Accumulated deficit                                       (84,353)       (33,084)
   Notes receivable - stock award plan                          (983)        (1,609)
   Unearned compensation                                        (178)          (322)
   Minimum pension liability adjustment                       (2,767)        (2,767)
   Cumulative translation adjustment                        (123,507)      (157,334)
                                                      --------------    -----------
          Total stockholders' equity                         278,533        294,948
                                                      --------------    -----------

          Total liabilities and stockholders'
            equity                                    $    2,485,198   $  2,348,616
                                                      ==============   ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                EXIDE CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                      (Amounts in thousands, except share and per-share data)

                                                                  For the Three Months Ended           For the Nine Months Ended
                                                              --------------------------------    ----------------------------------

                                                                December 27,      December 28,      December 27,      December 28,
                                                                    1998              1997              1998             1997
                                                              --------------    --------------    --------------    ---------------
NET SALES                                                    $       678,530   $       691,715   $     1,824,198   $     1,734,469

COST OF SALES                                                        514,580           502,000         1,359,060         1,272,100
                                                              ---------------    --------------    --------------   ---------------
       Gross profit                                                  163,950           189,715           465,138           462,369
                                                              ---------------    --------------    --------------   ---------------

OPERATING EXPENSES:
   Selling, marketing and advertising                                 88,819            79,519           247,364           218,238
   General and administrative                                         54,266            35,352           127,450            98,385
   Goodwill amortization                                               6,526             3,977            15,374            12,378
                                                              ---------------    --------------    --------------   ---------------
                                                                     149,611           118,848           390,188           329,001
                                                              ---------------    --------------    --------------   ---------------
       Operating income                                               14,339            70,867            74,950           133,368
                                                              ---------------    --------------    --------------   ---------------

INTEREST EXPENSE, net                                                 29,747            28,918            83,202            86,016
OTHER EXPENSE, net                                                    12,141            (1,210)           18,102             2,467
                                                              ---------------    --------------    --------------   ---------------

       Income (loss) before income taxes, minority
        interest and extraordinary loss                              (27,549)           43,159           (26,354)           44,885


INCOME TAX EXPENSE                                                    18,477            19,714            23,644            21,240
                                                              ---------------    --------------    --------------   ---------------

       Income (loss) before minority interest and
        extraordinary loss                                           (46,026)           23,445           (49,998)           23,645

MINORITY INTEREST                                                       (107)              395              (309)             (114)
                                                              ---------------    --------------    --------------   ---------------

       Income (loss) before extraordinary loss                       (45,919)           23,050           (49,689)           23,759

EXTRAORDINARY LOSS RELATED TO EARLY
 RETIREMENT OF DEBT, net of income tax benefit
 of $0 for the nine months ended December 27, 1998
 and $2,899 for the three months and $3,667 for the
 nine months ended December 28, 1997                                      --            (8,336)             (301)          (17,094)
                                                              ---------------    --------------    --------------   ---------------
       Net income (loss)                                     $       (45,919)           14,714           (49,990)  $         6,665
                                                              ===============    ==============    ==============   ===============


BASIC EARNINGS PER SHARE:
   Income (loss) before extraordinary loss                   $          (2.16)  $          1.12   $         (2.34)  $          1.15
   Extraordinary loss                                                      --             (0.41)            (0.01)            (0.83)
                                                              ---------------    --------------    --------------    --------------
       Net income (loss)                                     $          (2.16)  $          0.71   $         (2.35)  $          0.32
                                                              ===============    ==============    ==============    ==============

DILUTED EARNINGS PER SHARE:
   Income (loss) before extraordinary loss                   $          (2.16)  $          1.05   $         (2.34)  $          1.10
   Extraordinary loss                                                      --             (0.38)            (0.01)            (0.79)
                                                              ---------------    --------------    --------------    --------------
       Net income (loss)                                     $          (2.16)  $          0.67   $         (2.35)  $          0.31
                                                               ==============    ==============    ==============    ==============

WEIGHTED AVERAGE SHARES:
   Basic                                                           21,250,997        20,593,115        21,235,248        20,585,076
                                                               ==============    ==============    ==============    ==============
   Diluted                                                         21,250,997        21,891,000        21,235,248        21,606,169
                                                               ==============    ==============    ==============    ==============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Amounts in thousands)

                                                                                       For the Nine Months Ended
                                                                                   --------------------------------

                                                                                     December 27,      December 28,
                                                                                        1998              1997
                                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $       (49,990)  $         6,665
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities -                                               97,093            84,278
     Depreciation and amortization
     Extraordinary loss                                                                      301            17,094
     Deferred income taxes                                                                19,643            11,288
     Original issue discount on notes                                                      6,855             7,754
     Provision for losses on accounts receivable                                          18,122               430
     Provision for severance and patent infringement litigation                           11,136                --
     Provision for inventory loss                                                         13,035             5,135
     Minority interest                                                                      (309)             (114)
  Net proceeds from sale of European receivable                                           42,876           158,467
  Changes in assets and liabilities excluding
    effects of acquisitions -
     Receivables                                                                        (104,361)         (124,879)
     Inventories                                                                           2,530            (4,224)
     Prepaid expenses and other                                                             (969)           (4,363)
     Payables and accrued expenses                                                       (28,871)          (21,382)
     Other, net                                                                           (2,425)           (6,043)
                                                                                   --------------    --------------
          Net cash provided by operating activities                                       24,666           130,106
                                                                                   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of certain businesses                                                     (14,825)          (38,282)
  Capital expenditures                                                                   (60,047)          (63,581)
  Equipment purchases held for sale                                                      (10,435)               --
  Proceeds from sale of assets                                                            22,466            54,726
  Insurance proceeds from fire damage                                                     10,767                --
                                                                                   --------------    --------------
          Net cash used in investing activities                                          (52,074)          (47,137)
                                                                                   --------------    --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                                                        6,186            15,946
  Borrowings under Global Credit Facilities Agreement                                    448,367           342,409
  Repayments under Global Credit Facilities Agreement                                   (427,488)               --
  Repayments under U.S. Credit Agreement                                                      --           (17,000)
  Repayment of European Facilities Agreement                                                  --          (338,761)
  Repayment of Acquired Debt                                                                  --           (64,644)
  Issuance of 9.125% Senior Notes                                                             --           102,130
  Retirement of 12.25% Senior Subordinated Notes                                              --          (104,096)
  Decrease in other debt                                                                  (3,775)             (946)
  Dividends paid                                                                          (1,280)           (1,273)
  Debt issuance costs                                                                     (2,627)          (16,844)
                                                                                   --------------    --------------
          Net cash provided by (used in) financing activities                             19,383           (83,079)
                                                                                   --------------    --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                        1,494            (1,550)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (6,531)           (1,660)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            35,613            42,706
                                                                                   --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $        29,082   $        41,046
                                                                                   ==============    ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest (net of amount capitalized)                                        $        85,751   $        85,973
     Income taxes                                                                $         4,114   $         4,810

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                Dcember 27,1998
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

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited (except for Balance Sheet information presented at March 31, 1998). In the opinion of management, the accompanying condensed consolidated financial information reflects all adjustments necessary to present fairly the results of operations, and financial position and cash flows for the periods presented.

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" in the third quarter of fiscal 1998 and earlier periods presented were restated. Included below is a reconciliation of shares for the basic and diluted earnings per share ("EPS") computations.

                                                      For the Three Months Ended      For the Nine Months Ended
                                                    ------------------------------  -----------------------------
                                                     December 27,    December 28,    December 27,    December 28,
                                                         1998            1997            1998            1997
                                                    --------------  --------------  --------------  -------------
Basic EPS Shares                                        21,250,997      20,593,115      21,235,248     20,585,076

Effect of Dilutive Securities                                   --       1,297,885              --      1,021,093

                                                    --------------  --------------  --------------  -------------

Diluted EPS Shares                                      21,250,997      21,891,000      21,235,248     21,606,169
                                                    ==============  ==============  ==============  =============

Options to purchase 1,642,720 shares at exercise prices ranging from $16-5/8 to $29-1/2 were outstanding during the third quarter of fiscal 1999 but were not included in the computation of diluted EPS because such exercise prices were greater than the average market price of the common shares. These options expire in the years 2000 to 2007.

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Under SFAS No. 130, comprehensive income is defined as the total of net income and all other non-owner changes in equity. The adoption of SFAS No. 130 involves new disclosure requirements only and does not impact the reported financial position or results of operations.

Total comprehensive income (loss) and its components are as follows:


                                              For the Three Months Ended          For the Nine Months Ended
                                          --------------------------------    --------------------------------
                                            December 27,      December 28,      December 27,    December 28,
                                                1998              1997              1998            1997
                                          --------------    --------------    --------------    --------------
Net income (loss)                        $       (45,919)  $        14,714   $       (49,990)  $        6,665

Change in cumulative
 translation adjustment                           (1,380)           (7,418)           33,827          (32,410)
                                          --------------    --------------    --------------    --------------
Total comprehensive
 income (loss)                           $       (47,299)  $         7,296   $       (16,163)  $      (25,745)
                                          ==============    ==============    ==============    ==============

Accumulated other comprehensive income was $(126,274) and $(160,101) at December 27, 1998 and March 31, 1998, respectively, consisting of cumulative translation adjustment and minimum pension liability.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is evaluating the impact of the statement and will be required to adopt it in the second quarter of fiscal 2000.

On September 21, 1998, the Company's Board of Directors announced that it adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to stockholders of record on September 29, 1998, of one Preferred Share Purchase Right (a "Right") on each outstanding share of Common Stock (the "Common Shares"). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Junior Participating Preferred Stock, Series A, par value $.01 per share, of the Company (the "Preferred Shares") at an exercise price of $60 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are not exercisable, or transferable apart from the Common Shares, until the earlier to occur of (i) ten days following a public announcement that a person or group other than certain exempt persons (an "Acquiring Person"), together with persons affiliated or associated with such Acquiring Person (other than those that are exempt persons) acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Shares or (ii) ten business days following the commencement or public disclosure of an intention to commence a tender offer or exchange offer (other than a permitted offer, as defined) by a person other than an exempt person if, upon consummation of the offer, such person would acquire beneficial ownership of 15% or more of the outstanding Common Shares (subject to certain exceptions). On October 15, 1998, the Board amended the Rights Plan to substitute, as to the State of Wisconsin Investment Board, 20% for 15% wherever 15% otherwise applies. Thereafter, if the Company is not the surviving corporation in a merger or other business combination or if Common Shares are changed or exchanged or in a transaction or transactions wherein 50% or more of its consolidated assets or earning power are sold, each Right would entitle the holder (other than the Acquiring Person and certain related persons or transferees) upon exercise to receive, in lieu of Preferred Shares, a number of shares of common stock of the acquiring company or the Company, as the case may be, having a value of two times the exercise price of the Right. The Rights are redeemable at the Company's option at any time before public disclosure that an Acquiring Person has become such, for $.01 per Right, and expire on September 18, 2008. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share and 1,000 times the dividend declared per Common Share. The Preferred Shares have liquidation preference, as defined. In addition, each Preferred Share will have 1,000 votes per share, voting together with the Common Shares.

Certain prior period amounts have been reclassified to conform to current presentation.


 (2)    INVENTORIES
-----  -----------

                      December 27,     March 31,
                          1998           1998
                    --------------  ------------
Raw materials       $      149,678  $    143,652
Work-in-process             85,550        78,004
Finished goods             346,694       350,532
                    --------------   -----------
                    $      581,922  $    572,188
                    ==============   ===========

At December 27, 1998 and March 31, 1998, inventories valued by the LIFO method were approximately 26% and 30% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $564,855 and $555,121 at December 27, 1998 and March 31, 1998, respectively.


(3)  LONG-TERM DEBT, etc.
---  --------------------

On May 11, 1998, the Company entered into an interest rate bond swap agreement for $4,430 (principal amount) of its 10% Senior Notes. Under the agreement, the Company paid LIBOR plus 1.75% to a counterparty and received from the counterparty the fixed coupon rate payments made by the Company. At the end of the agreement, the counterparty was guaranteed repayment of its open market purchase price of the Notes which exceeded face value by $233. This debt modification was accounted for as an extinguishment of debt, and the related write-off of unamortized deferred financing costs, along with the premium paid by the counterparty, resulted in an extraordinary loss of $301. No income tax benefit on the extraordinary loss was recognized.

In October 1998, the Company paid an amendment fee of $6,000 to the counterparty to its interest rate swap agreements related to $45,055 of the Company's 10% Senior Notes due 2005. This fee was recorded as other expense in the third fiscal quarter of 1999.

In November 1998, the Company terminated the remaining $45,055 interest rate swap agreements. In connection therewith, the Company made a cash payment of $4,588, of which $2,352 was recorded as a bond discount.

In January 1999, the Company amended certain provisions (effective December 27,
1998) of the existing $650,000 Senior Secured Global Credit Facilities Agreement. After consideration of the amendments, the Company was in compliance with all covenants.

As of December 27, 1998, the net fair value of the foreign currency and interest rate protection agreements was $(9,617). These agreements effectively converted $175,000 debt into 788,756 French francs (U.S. $133,000) and 25,225.2 Pounds sterling (U.S. $42,000) under the Senior Secured Global Credit Facilities Agreement.


(4)  ENVIRONMENTAL MATTERS
--------------------------

The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, processing, recycling, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to the monitoring of employee health in North America and, to a lesser extent, in Europe. Except as disclosed in Note 12 of Notes to Consolidated Financial Statements included in the Company's March 31, 1998 Form 10-K, or herein, the Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

North America
-------------

The Company has been advised by the U.S. Environmental Protection Agency ("EPA") that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 67 federally defined Superfund or state equivalent sites. At 41 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites, where it has been named a PRP, based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

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

The Company has reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of December 27, 1998, the amount of such reserves on the Company's balance sheet was $26,441. Of this amount, $17,065 was included in other noncurrent liabilities. Because environmental liabilities are not recorded until the liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and future adjustments to the reserves are possible.


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


(5)  COMMITMENTS AND CONTINGENCIES
----------------------------------

The Company is involved in several lawsuits on behalf of battery resellers pending in state and federal courts in Alabama, South Carolina, Tennessee and Texas, three of which were brought as purported class actions. These actions contain allegations that the Company sold old or used batteries as new batteries or sold defective batteries or batteries which did not meet specifications. These actions seek compensatory and punitive damages and, in one case, injunctive relief. The Company disputes the material legal claims in these matters and plans to vigorously defend itself.

Five purported class action lawsuits have been filed against the Company and three of its former senior officers who were also directors alleging violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The complaints allege that the market price of the Company's stock was artificially inflated over a period from June 27, 1995 through April 3, 1998 as a result of alleged misstatements and omissions. The named plaintiffs seek to represent a class of persons who purchased Exide stock on the open market during the period in which the stock was allegedly artificially inflated. Plaintiffs in each case seek compensatory damages in an unspecified amount. The cases have been consolidated and the plaintiffs have been ordered to file a consolidated amended complaint. The Company has not yet answered the complaints and no discovery has occurred. The Company disputes the material legal claims in these cases and plans to vigorously defend itself against these charges.

Under its civil investigative authority, the Florida Attorney General issued subpoenas to the Company in 1998. The Attorney General has focused this inquiry into allegations including the sale of defective and used batteries, mislabeling of batteries, improper crediting of customer accounts and securities fraud. The Attorney General has not yet filed a complaint and the Company is in discussions with the Attorney General's office as to how this matter can be resolved.

The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any claims or litigation to which the Company is a party will have a material adverse effect on the Company's financial condition or results of operations.

In an unpublished decision rendered January 27, 1999, the U.S. Court of Appeals for the Federal Circuit upheld a lower-court's ruling (in 1996) on a patent-infringement suit, resulting in a $6,100 liability. This charge, which required recognition in the Company's third-quarter results, was included in cost of goods sold.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

GENERAL
-------

The Company through its European operations is exposed to foreign currency risk in most Western European countries, principally France, Spain, Germany, Italy and the U.K. The Company does not have material operations in countries whose economies can be classified as hyper-inflationary. Movements of exchange rates vis-a-vis the U.S. dollar can result in both unrealized and realized exchange gains or losses. In some instances gains in one currency may be offset by losses in another as all currencies may not move in unison vis-a-vis the U.S. dollar. It is the policy of the Company to reduce foreign currency risk by balancing net foreign currency positions where possible. In addition, the Company enters into foreign exchange contracts, including forward and purchased option contracts . The Company enters into forward exchange contracts to reduce the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities, as well as certain firm commitments and highly anticipated cash flows. The Company also enters into purchased option contracts which, if exercised, involve the sale or purchase of foreign currency at a fixed exchange rate for a specified time. As of December 27, 1998, the net fair value of open foreign exchange contracts and the related losses on such contracts was not material.

During the third quarter and first nine months of fiscal 1999, $(1.4) million and $33.8 million, respectively, of the change in stockholders' equity was due to foreign currency translation adjustments associated with the weakening in the quarter and strengthening in the first nine months of most European currencies relative to the U.S. dollar.


RESULTS OF OPERATIONS
---------------------

Three months ended December 27, 1998 compared with the three months ended
-------------------------------------------------------------------------
December 28, 1997.
------------------

Net sales for the third quarter decreased $13.2 million, or 1.9%, to $678.5 million, as compared to $691.7 million for the same period last year. This decrease resulted primarily from lower SLI (starting, lighting and ignition) pricing in Europe, caused by reduced lead costs driving battery prices downward, product mix, and reduced SLI volume in Europe and North America ($19.6 million) and a combination of pricing pressure and lower volume in European industrial sales ($8.6 million), offset partially by the favorable impact of foreign exchange rates ($14.0 million).

Gross profit for the third quarter of fiscal 1999 decreased $25.8 million, or 13.6%, to $164.0 million. In addition to the unfavorable effect on gross profit of items mentioned above ($8.4 million), third quarter fiscal 1999 profitability was principally depressed by:

       . a $6.1 million charge for an adverse appellate court ruling in a patent infringement lawsuit;

       . a $4.8 million charge relating to management's decision to close a lead smelter and discontinue plans for a centralized refurbishment center (a former battery manufacturing plant);

       . a $3.7 million charge for the write off of inventory and equipment related to an abandoned new product;

       . a $2.1 million charge for the write off of unsaleable inventory specified for the Russian market; and,

       . a $1.1 million charge for the early retirement of certain machinery and equipment.

Reduced manufacturing costs attained through the continuing consolidation and rationalization of European operations and reduced material costs of $7.2 million offset some of the above unfavorable effects on gross profit in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998.


Selling, general and administrative expenses increased $28.2, or 24.6%, to $143.1 million in the third quarter of fiscal 1999 from $114.9 million in the third quarter of fiscal 1998. Contributing to this increase was:

       . a $4.8 million charge for uncollectible receivables from sales in Russia;

       . a $3.7 million charge for increased bad debt reserves primarily related to North American customers who have filed for bankruptcy protection;

       . a $6.5 million charge related to the separation packages of 24 executives;

       .  increased legal costs of $1.3 million in the U.S.; and,

       . higher operating expenses in Europe of $12.1 million (primarily selling expenses and the $2.5 million unfavorable impact of foreign exchange rates).

Goodwill amortization increased $2.5 million, or 64%, to $6.5 million in the third quarter of fiscal 1999 from $4.0 million in the third quarter of fiscal 1998. Of this amount, $1.3 million relates to the write off of goodwill necessitated by the closure of the smelter discussed above and $0.8 million relates to the write off of impaired goodwill from certain branch acquisitions.

Interest expense increased $0.8 million, or 2.9%, to $29.7 million in the third quarter of fiscal 1999 from $28.9 million in the third quarter of fiscal 1998 due to lower rates achieved through the debt restructuring completed in the third and fourth quarters of fiscal year 1998, offset by the unfavorable impact of foreign exchange rates and increased borrowing levels.

Other expense, net was $12.1 million expense in the third quarter of fiscal 1999 versus $1.2 million income in the third quarter of fiscal 1998. In the third quarter of fiscal 1999, a $6.0 million charge was recorded for an amendment fee related to the interest-rate swap agreements. In addition, $2.9 million currency transaction losses were recorded in the third quarter of fiscal 1999 versus $1.1 million currency transaction gains recorded in the third quarter of fiscal 1998. Additionally the third quarter of fiscal 1998 included $2.4 million related to gains on the sale of fixed assets.

Net income decreased primarily as a result of the matters discussed above along with the adverse impact associated with the Company's inability to tax benefit its U.S. losses.

Nine months ended December 27, 1998 compared with the nine months ended December
--------------------------------------------------------------------------------
28, 1997.
--------

Net sales for the first nine months of fiscal 1999 increased $89.7 million, or 5.2%, to $1,824.2 million from $1,734.5 million for the same period last year. This increase is attributed to:

       . the inclusion of DETA (a German industrial and automotive battery manufacturer) acquired September 1, 1997 for nine months of fiscal 1999 versus four months of fiscal 1998 ($63.9 million); and,

       . higher SLI volume in North America and higher industrial volume in Europe ( $28.1).

Gross profit for the first nine months of fiscal 1999 increased $2.8 million, or 0.6%, to $465.1 million from $462.4 million for the same period last year. The increase in gross profit associated with the factors described above along with reduced manufacturing costs attained through the continuing consolidation and rationalization of European operations and reduced material costs ($40.4 million) were principally offset by the following unfavorable items:

       . a $6.1 million charge for an adverse appellate court ruling in a patent infringement claim;

       .  higher depreciation costs of $8.4;

       . a $4.8 million charge relating to management's decision to close a lead smelter and discontinue plans for a centralized refurbishment center;

       . a $3.7 million charge for the write off of inventory and equipment related to an abandoned new product;

       . a $2.1 million charge for the write off of unsaleable inventory specified for the Russian market; and,

       . a $1.1 million charge for the early retirement of certain machinery and equipment.

Selling, general and administrative expenses increased $58.2 million, or 18.4%, in the first nine months of fiscal 1999 to $374.8 million from $316.6 million for the same period last year. The adverse impact of including DETA for the first nine months of fiscal 1999 versus only four months starting September of fiscal 1998 resulted in approximately $19.3 million of the increase. Also contributing to this increase were:

       . a $4.8 million charge for uncollectible receivables from sales in Russia;

       . a $6.7 million charge for increased bad debt reserves primarily related to North American customers who have filed for bankruptcy protection;

       . a $7.1 million charge related to the separation packages of 25 executives;

       .  increased legal costs of $2.6 million in the U.S.; and,

       . higher operating expenses in Europe of $2.9 million (primarily selling expenses).

Goodwill amortization increased $3.0 million, or 24.2%, to $15.4 million in the first nine months of fiscal 1999 from $12.4 million in the first nine months of fiscal 1998. Of this amount, $1.3 million relates to the write off of goodwill necessitated by the closure of the smelter discussed above and $0.8 million relates to the write off of impaired goodwill from certain branch acquisitions.

Interest expense decreased $2.8 million, or 3.3%, to $83.2 million in the first nine months of fiscal 1999 from $86.0 million in the first nine months of fiscal 1998 due to lower rates achieved through the debt restructuring completed in the third and fourth quarters of fiscal year 1998.

Other expense, net was $18.1 million expense in the first nine months of fiscal 1999 versus $2.5 million expense in the first nine months of fiscal 1998. In the first nine months of fiscal 1999, a $6.0 million charge was recorded as a amendment fee related to interest-rate swap agreements. In addition $4.8 million currency transaction losses were recorded in the first nine months of fiscal 1999 versus $1.1 million currency transaction gains recorded in the first nine months of fiscal 1998. Additionally, fiscal 1998 included $3.0 million related gains on the sale of fixed assets as compared to $0.6 million in the comparable nine month period in fiscal 1999.

Net income decreased primarily as result of the matters discussed above along with the adverse impact of the inability to tax benefit the U.S. losses.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on its indebtedness and capital expenditures. Historically, the Company has met these liquidity requirements through operating cash flows and with borrowed funds and the proceeds of sales of accounts receivable and sales leaseback transactions . The Company is party to a U.S. receivables purchase agreement and a European receivables purchase agreement under which the other parties have committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million and $175.0 million, respectively. The Company's greatest cash demands from operations occur during the months of June through October. During fiscal 1999 and beyond, the Company also expects to meet its liquidity requirements in the same manner.

Cash flows from operating activities were $24.7 million and $130.1 million (including $158.5 million of proceeds from the sale of European receivables) in the nine months ended December 27, 1998 and December 28, 1997, respectively. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. In the next several years, the Company will evaluate the cost and benefit of closing additional plants which would necessitate cash payments for severance and other closure costs. While the Company believes that a large portion of its cash requirements for its consolidation activities will be generated from operations, it believes that it has adequate liquidity and capital resources through its Senior Secured Global Credit Facilities Agreement, as discussed below. Additionally, the Company is reviewing all aspects of its operations and will likely divest some non-core operations, as well as some underutilized assets, to generate cash.

The Company's capital expenditures were $60.0 million and $63.6 million in the nine months ended December 27, 1998 and December 28, 1997, respectively. The Senior Secured Global Credit Facilities Agreement restricts the amount of capital expenditures which may be made by the Company and its subsidiaries. The Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing credit agreements.

As of December 27, 1998, the Company had $547.7 million outstanding on its Senior Secured Global Credit Facilities Agreement, including letters of credit. Obligations under the Senior Secured Global Credit Facilities Agreement bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Senior Secured Global Credit Facilities Agreement is fully secured by guarantees of the European subsidiaries and certain fixed assets, inventory and receivables. The Company has an interest rate collar agreement which reduces the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreement effectively limits the PIBOR (Paris Interbank Offered Rate) base interest rate on 593.1 million French francs (U.S. $100 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000. The Company has two currency and interest rate swap agreements which effectively convert $175 million of borrowings under the Senior Secured Global Credit Facilities Agreement into 778.8 million French francs (U.S. $133 million) and 25.2 million British pounds sterling (U.S. $42 million). The Company receives LIBOR (London Interbank Offered Rate) and pays PIBOR and pounds sterling LIBOR. Additionally, the Company entered into a series of bond swap agreements which effectively converted $45.1 million (principal amount) of the 10% Senior Notes on a quarterly basis into a variable LIBOR interest rate through April 15, 2000. The Company and the counterparty had the right to terminate the $45.1 million bond swap agreements on a quarterly basis before maturity. In October 1998, the Company paid an amendment fee of $6.0 million to the counterparty to its interest rate swap agreements related to $45.1 million of the Company's 10% Senior Notes due 2005. In November 1998, the Company terminated the $45.1 million interest rate swap agreements. In connection therewith, the Company made a cash payment of $4.6 million.

As of December 27, 1998, the Company had $100.3 million available under its Senior Secured Global Credit Facilities Agreement after consideration of $22.5 million of outstanding letters of credit.

As of December 27, 1998, the Company has significant NOL carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and European taxable income.


YEAR 2000 ISSUE
---------------

The Company relies on information technology (IT) systems (hardware, operating systems, software applications) to support many key operations of its business, including sales order processing, production scheduling, purchasing, distribution, financial accounting, and others. Initial assessments of these systems were conducted. The Company determined that many of these systems were not Year 2000 compliant. The Company believes that the systems must be made compliant to ensure no material business interruption and to date, the majority of the IT systems have been made compliant. Additionally, the Company's Year 2000 plans are designed to include the assessment and related remediation of any non-IT systems that may incorporate embedded computer chip technology. Certain of the Company's manufacturing equipment contains such technology.

The Company has identified the systems/equipment that need remediation, as well as the actions, resources needed, and time frames to perform the remediation. Compliance assessments are ongoing, modifications to individual project plans are made as needed, and the Company's overall remediation status is being monitored on a regular basis, including periodic reporting to the Company's Audit Committee of the Board of Directors.

The Company has made significant progress in it's Y2K remediation efforts. The North American Battery division will achieve Year 2000 compliance for both IT and non-IT systems by the end of the second calendar quarter, 1999. The non battery division is expected to be compliant by the end of third calendar quarter, 1999. Costs for North American Year 2000 remediation are estimated at $2 million.

The European remediation plans to achieve Year 2000 compliance for both IT and non-IT systems and equipment is expected to be complete by end of third calendar quarter, 1999. The preliminary estimate for the European Year 2000 remediation effort is approximately $1.2 million for IT related issues, and $2.3 million to address the non-IT issues associated with the embedded technology in certain manufacturing equipment.

In addition to its own Year 2000 compliance, the Company believes that its business could potentially be adversely impacted if its key suppliers do not achieve timely and successful Year 2000 compliance with their systems/equipment. As such, the Company has been and will continue to contact its key business partners to inquire on their Year 2000 readiness. The Company's vertically integrated structure (particularly in North America and to a lesser extent in Europe) might mitigate the adverse impact of third parties' Year 2000 issues on the Company.

Review of readiness, and expected ability to achieve readiness of key IT and non-IT systems, equipment, and suppliers for the purpose of developing contingency planning effort is scheduled for the second calendar quarter 1999.

CONVERSION TO THE EURO CURRENCY
-------------------------------

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The Company conducts business in member countries. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. The Company is addressing the issues involved with the introduction of the Euro. The more important issues facing the Company include: converting information technology systems; reassessing currency risk; negotiating and amending licensing agreements and contracts; and processing tax and accounting records. Based upon progress to date, the Company believes that use of the Euro has not and will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the Euro has not and is not expected to have a material effect on the Company's financial condition or results of operations.

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

The Company's core business, the design, manufacture and sale of lead acid batteries, and the Company's structure involves risk and uncertainty. Important factors that could affect the Company's results include, but are not limited to
(i) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (ii) the Company's substantial debt and debt service requirements which restrict the Company's operational and financial flexibility as well as imposing significant interest and financing costs, (iii) the Company's assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (iv) lead, which experience significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company's results because it is a major constituent in most of the Company's products, (v) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (vi) the Company's consolidation and rationalization of recently acquired European entities requires substantial management time and financial and other resources and is not without risk, and (vii) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations. Therefore, the Company cautions each reader of this report to carefully consider those factors hereinabove set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         EXIDE CORPORATION



Date:          February 10, 1999         By: /s/ James M. Diasio
             ------------------------       --------------------
                                            James M. Diasio
                                            Chief Financial Officer
                                            (Authorized Signatory)

                                 EXHIBIT INDEX


Exhibit                                                              Page
-------                                                              ----
  No.                             Description                         No.
  ---                             -----------                         ---

  10.25        Second Amendment to the Credit and Guarantee           19
               Agreement dated January 8, 1999

  10.26        Separation agreement with Arthur M. Hawkins/           40
               CynArt L.L.C. effective October 15, 1998

  10.27        Separation agreement with Douglas N. Pearson           47
               effective October 15, 1998

  10.28        Separation agreement with Alan E. Gauthier             55
               effective July 31, 1998

  10.29        Employment agreement with James Diasio                 61
               dated September 18, 1998

     27        Financial Data Schedule                                65