Form 10-K
period 1999-03-31
EXIDE CORP
filed 1999-06-29
CIK 813781

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        _______________________________
                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                   For the fiscal year ended March 31, 1999

                                      OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities
      Exchange Act of 1934

           For the transition period from  ___________ to __________

                        Commission File Number  1-11263
                        _______________________________
                               EXIDE CORPORATION
            (Exact name of registrant as specified in its charter)


             Delaware                                        23-0552730
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

                                645 Penn Street
                          Reading, Pennsylvania 19601
                          Telephone:  (610) 378-0500
         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
        Title of each Class          Name of Each Exchange on Which Registered
----------------------------------  --------------------------------------------

    Common Stock, $.01 par value                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 25, 1999 was approximately $297,755,000. There were 21,363,577 outstanding shares of the Registrant's common stock as of June 25, 1999.

                     (DOCUMENTS INCORPORATED BY REFERENCE)

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held August 11, 1999, are incorporated into Part III of this report.

                               EXIDE CORPORATION

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I

Item 1   Business.........................................................            1
Item 2   Properties.......................................................           16
Item 3   Legal Proceedings................................................           18
Item 4   Submission of Matters to a Vote of Security Holders..............           19

PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters..............................................           20
Item 6   Selected Financial Data..........................................           21
Item 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................           23
Item 8   Financial Statements and Supplementary Data......................           33
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................           33

PART III

Item 10  Directors and Executive Officers of the Registrant...............           34
Item 11  Executive Compensation...........................................           35
Item 12  Description of Capital Stock.....................................           35
Item 13  Certain Relationships and Related Transactions...................           35

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..           36

SIGNATURES................................................................           38

INDEX TO EXHIBITS.........................................................           39

                               EXIDE CORPORATION

PART I

Item 1.  Business

(1)  General Discussion of Business

     Exide is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Our principal executive offices are located at 645 Penn Street, Reading, Pennsylvania 19601 and our telephone number is (610) 378-0500.

     Exide is the largest manufacturer and marketer of lead acid batteries in the world, with fiscal 1999 net sales of approximately $2.4 billion. We manufacture automotive batteries in North America and automotive and industrial batteries in Europe. We market our automotive batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers. Our industrial batteries consist of traction batteries, such as those for use in forklift trucks and other electric vehicles, and standby batteries used for back-up power applications, such as those for telecommunications systems. Prior to 1994, we operated primarily in North America. As a result of an aggressive acquisition program, we have become the largest battery manufacturer in Europe. Our European and North American operations represented 63% and 37%, respectively, of our fiscal 1999 net sales. Our customers include NAPA, DaimlerChrysler, CSK, Kmart, The Pep Boys, and Volkswagen in the North American market and Volkswagen, Fiat, Telefonica and the Linde Group in the European market.

     In recent years, Exide failed to achieve levels of operating performance and profitability that our board of directors considered satisfactory. Exide's weak financial results were primarily caused by production and sales strategies that focused on volume and market share, often at the expense of profitability, and by the large amount of debt we incurred in connection with our European acquisitions. In late 1998 our board decided to replace key members of our management with new senior executives committed to improving Exide's operating performance and profitability.

     Robert A. Lutz leads our new management team as Chairman, President and Chief Executive Officer. Mr. Lutz was most recently the vice chairman, president and chief operating officer of Chrysler and has held a number of other senior operating positions with major automotive manufacturers in the United States and Europe over his 40 year career in the automotive industry. The new management team also includes as of June 26, 1999 four new independent board members, a new chief financial officer, a new treasurer, a new corporate controller and a new European chief financial officer.

     Our new management team has conducted an in-depth strategic assessment of Exide to identify our competitive strengths and to formulate new operating and growth strategies. As a result, we established three broad goals. These goals are to (1) stabilize our existing business, (2) reduce our high level of debt and (3) pursue growth opportunities that capitalize on our advanced technologies and world-class manufacturing expertise.

     To stabilize our existing business, we are taking action on a number of fundamental corporate issues. We are (1) rebuilding our credibility with customers and investors by adopting policies of more frequent and more comprehensive communication, (2) addressing outstanding legal matters--we have recently settled two major legal proceedings, (3) upgrading our financial controls and reporting systems by expanding our accounting, information technology, tax and treasury departments and (4) developing new incentive compensation plans to align management compensation with the creation of shareholder value.

     We plan to reduce our high level of debt to improve our financial flexibility, lower our borrowing costs, improve our credit ratings and allow us to better pursue growth opportunities. In addition, we plan to sell non-core and excess assets identified in our strategic assessment and use a substantial portion of their sale proceeds to repay debt. We are also reducing debt by lowering our working capital needs through simplifying our product offerings and implementing more efficient "demand pull" manufacturing methods. In the U.S., we have (1) retained financial advisors to help us sell certain non-core business assets, (2) reduced our stock keeping units by over 40% and (3) begun to implement demand pull manufacturing. We have evaluated our major customers to assess overall profitability and, as a result, our contract with Sears was recently terminated.

     To grow our business over the longer term, we have identified a number of further initiatives, including (1) focusing on the introduction and marketing of advanced, higher margin products, (2) taking advantage of changing automotive market standards, such as the emerging higher voltage electrical systems expected to be introduced in Europe as early as the 2001 model year, (3) pursuing geographic expansion, particularly in Latin America and Asia, and (4) expanding into the North American industrial battery market by capitalizing on the technology and experience of our European operations.

(2)  Financial Information About Industry Segments

     We are primarily engaged in one industry segment, namely, the manufacture, distribution and sale of lead acid batteries. See Note 16 to the Company's Consolidated Financial Statements appearing elsewhere herein.

(3)  Narrative Description of Business

     Exide is the largest manufacturer and marketer of lead acid batteries in the world, with fiscal 1999 net sales of approximately $2.4 billion. We manufacture automotive batteries in North America and automotive and industrial batteries in Europe.

Markets

     In North America, we are the second largest manufacturer of automotive batteries. We believe that sales of automotive batteries (including similar batteries for marine and other applications) in North America totaled approximately $3.1 billion in 1999. About 83% of these batteries were sold as replacement batteries in the aftermarket and the remainder were sold to original equipment manufacturers. The North American automotive battery market has a more concentrated customer base than that in Europe. We compete for sales in both the aftermarket and the original equipment market primarily with three other major battery manufacturers. The North American automotive battery market has experienced aggressive price competition for many years, partly as a result of Exide's strategy of maintaining and growing market share, often at the expense of profitability. This price competition appears to have eased somewhat, as manufacturers have been able to implement limited price increases in recent months.

     In Europe, we are the largest manufacturer of both automotive and industrial batteries, with a broad range of product offerings and a pan-European customer base. We estimate that total European sales of automotive batteries in 1999 were approximately $1.7 billion, about 70% of which were in the aftermarket and about 30% of which were to original equipment manufacturers. We believe that total European sales of industrial batteries in 1999 were approximately $1.5 billion, roughly half of which were standby batteries and half of which were traction batteries. The European battery market has undergone consolidation in recent years, and Exide has been a major participant in this process. Historically, there was less price competition in European battery markets than in North America. Recently, however, intense price competition has emerged as a number of competitors have sought to increase market share. This price competition has been made worse by an environment of low-priced imports, excess capacity and declining lead prices. Prices are continuing to decline in Europe, but at a slower rate, due in part to improvements in the Asian economies and recent lead price increases in April and May of 1999.

Products

Automotive Batteries

     Automotive batteries represented 65% of our net sales for fiscal 1999. We believe we have the most complete and technologically innovative line of automotive batteries in the North American and European markets.

     North America. Our principal North American automotive battery products include the following:

Product                   Description
-----------------------   ------------------------------------------------------

Exide Mega Cell           This is our principal product line and includes a
                          comprehensive range of maintenance free lead acid batteries from our basic low cost battery, to our premium battery. We sell these batteries both under the Exide brand name and under various private labels.

Exide NASCAR Select       Our NASCAR Select batteries sell for a premium over
                          ordinary batteries due to the strong brand loyalty of NASCAR fans. NASCAR Select batteries include a number of features that differentiate them from ordinary batteries, including their increased durability, resistance to vibration and premature failure.

Orbital We recently introduced this innovative spiral wound battery in North America as the Exide Select Orbital/NASCAR. Through its patented technology and state-of-the-art recombinant design, this battery holds its charge longer than conventional batteries and can be recharged in a fraction of the time needed for conventional batteries, has greater power output and resists vibration better than any standard lead acid battery, including our NASCAR Select line. The unique design of this battery, including the absence of free electrolyte, allows it to be shipped via overnight carrier.

     We also produce automotive-type batteries for commercial applications, such as trucks, farm equipment, tractors and other off-road vehicles, as well as specialty batteries for marine and garden tractor applications for the recreational vehicle market. We produce the Full Timer battery, which employs advanced technology as the large engines, sophisticated electronics and extensive on-board accessories common in today's recreational vehicles require increased power. For the marine market, we produce the Nautilus high performance, dual terminal battery, as well as a battery that allows boaters to instantly check their battery power. We believe that the markets for these specialty batteries is increasing faster than the market for conventional automotive batteries.

     Europe. Our European product offerings vary by market. We generally offer a basic model, an upgrade model, a premium model and various niche products in each market. The following describes our product offerings in the United Kingdom and is representative of our product offerings elsewhere in Europe:

Product                   Description
------------------------  ------------------------------------------------------

Basic This is our standard low cost battery. It uses traditional lead acid technology, has average power and cold cranking capabilities, carries a 12-month warranty and is adequate for most conventional automotive uses. The same or similar battery is marketed under private label brand names in France, Germany and Spain, under the Basic name in Italy and under various other names in other markets.

Classic This is our upgrade model. It still uses traditional lead acid technology, but has increased power and cold cranking capabilities. This battery carries a 24 month warranty and sells for an approximate 15% premium over our Basic battery. The same or similar batteries are marketed under the Equipe name in France, the Classic name in Germany, the Leader name in Italy and the Tudor name in Spain and under various other names in other markets.

Ultra This is our premium model. It has a number of features that differentiate it from ordinary batteries, including 30% more power. The Ultra sells for an approximate 25% premium over our Basic battery. The same or similar batteries are marketed under the Formula name in France, the Top Start Plus name in Germany, the Ultra name in Italy and the Millennium 3 name in Spain and under various other names in other markets.

STR/STE Our STR batteries use recombination technology to allow a lead acid battery to be installed in the passenger compartment of an automobile with no risk of fluid loss or acid fumes. We recently announced the introduction of batteries using our new STE (sealed technology evolution) technology, which uses a gas permeable membrane to prevent leakage of battery fluid while permitting gas to escape. Our STE technology has been approved for use by BMW and will be included in some models as early as the 2000 model year.

Maxxima This is the equivalent of the Exide Select Orbital/NASCAR described above. We market this battery under the Maxxima brand name throughout Europe.


     Industrial Batteries

     Sales of industrial batteries represented 31% of our net sales for fiscal 1999. We are the largest manufacturer and marketer in Europe of industrial batteries. Our industrial batteries consist of traction batteries, such as those for use in forklift trucks and other electric vehicles, and standby batteries used for back-up power applications, including in telecommunications systems. In 1991, we sold our North American industrial battery product line to Yuasa, Inc., an entity in which we have a 13.5% interest.

     Traction Batteries. We sell traction batteries, chargers and accessories to original equipment manufacturers of material handling vehicles. These manufacturers increasingly rent rather than sell to end users. This trend tends to favor us, as we have larger market shares in the original equipment market. We offer a complete package of batteries, chargers and service and, increasingly, are providing full service maintenance contracts. Our batteries are made in a variety of sizes and are manufactured according to British standards and DIN specifications. Our products use a variety of technologies, ranging from conventional vented lead acid batteries using liquid electrolyte employing our leading edge tubular positive plate cell designs to our maintenance-free gelled electrolyte technology in smaller bloc batteries.

     Our principal products in this category include:

End Use                   Description
------------------------  ------------------------------------------------------

Materials handling        The largest market for traction batteries is for the
equipment                 many different types of electric vehicles used in the
                          materials handling industry, including forklifts, pedestrian pallet trucks, pedestrian pallet stackers, low level order pickers, reach trucks, turret trucks, tow tractors, counterbalance trucks, platform trucks and reach stackers.

Electric road vehicles    Road vehicle applications predominantly include trucks
                          for doorstep delivery of milk and other products and mining locomotives.

Other electric vehicles   We produce monobloc and high energy density batteries
                          used in tow trucks, platform trucks, personnel carriers, luggage and service carts and electric buses primarily used in the airline industry.

Floor cleaning equipment  Electric floor cleaning equipment includes battery powered sweeper/scrubber/dryer machines used in large areas such as shopping malls and airport concourses.

Other applications        Other applications include lifting platforms, scissor
                          lifts, electric boats, locomotives and leisure equipment.

End Use                   Description
------------------------  ------------------------------------------------------

Battery charging          We sell a variety of chargers for use with traction
                          batteries ranging from the least costly uncontrolled basic models to higher end and more sophisticated electronically controlled chargers. We have recently introduced a range of technologically advanced, energy efficient high frequency chargers.

Battery maintenance       Our traction accessories are primarily battery
                          maintenance equipment for refilling and monitoring.

Battery room equipment    We produce battery-handling systems for storage and
                          exchange of batteries for increased floor space, efficiency and safety.

     Standby Batteries. Our standby batteries come in a variety of shapes and sizes and are generally categorized according to their end use. Many of our standby batteries, sold under our Sonnenschein brand name feature our proprietary Dryfit technology. These maintenance free sealed lead acid batteries use a gelled electrolyte, and feature a service life of up to 18 years, horizontal installation capability, low gassing, easy installation and enhanced cycling capabilities.

     Examples of the uses of our standby batteries include:


End Use                   Description
------------------------  ------------------------------------------------------

Telecommunications        Standby batteries are used in virtually all
                          telecommunications installations, from the massive batteries used in central telecommunications switching offices, to smaller batteries used in remote repeater stations or cellular service towers. These batteries use various technologies, from conventional lead acid to advanced gel technology, have lives of five to fifteen years and are sold both to original telecommunications equipment manufacturers and to end users of such equipment.

Uninterruptable power     These systems ensure a continuous flow of power to
supplies ("UPS")          computer and other power-sensitive systems and range
                          in size from very small, for use in connection with personal computers, to very large, for use in connection with mainframe computers and power sensitive industrial applications, such as computer chip manufacturing. For example, our standby batteries are used in the UPS for the U.K. social security mainframe computer.

Power utilities           Power utilities need standby power in order to restore
                          power to the main system in the event of a power outage.

Other Other uses of standby batteries include railways and other public transportation, mobile equipment, medical equipment and security systems. We are also one of Europe's leading suppliers of standby submarine batteries and our customers include the navies of Germany, France, Italy, and Spain.

Quality

     We recognize that product performance and quality are critical to our success and have spent the past four years in a company-wide quality improvement effort, with a particular focus on North America, where we had experienced inconsistent product quality. As a result, we now believe that our product performance and quality are equal to or better than that of any market participant.

     Our quality effort begins in the design phase. We design our batteries to meet and exceed industry benchmark quality standards, using robust design parameters and quality materials to achieve reliability and durability. Our commitment to quality continues through our production process. We have quality audit processes in each of our production facilities and our plant managers' compensation is based, in part, on the achievement of quality objectives. Our quality program extends past the point of sale. We offer warranties on our products and conduct regular customer satisfaction surveys. These efforts have led to QS 9000 certification for all of our U.S. manufacturing facilities.

     In Europe, all of our major factories are ISO 9001 approved and we have grade A quality certification from Renault and PSA Group, BMW, VW/Audi and Fiat and Q1 approval from Ford. In addition, several of our European plants are AQAP approved by the military. We also hold individual certifications from 100% of our major industrial battery customers, such as Deutsche Telecom, Telecom Italia, Telefonica, French Railways (SNCF), as well as from large systems integrators such as Siemens, Ericsson and Alcatel. All of our traction batteries meet the applicable BSI or DIN standards.

Marketing/Customers

     North America

     We market our automotive batteries in North America to a broad range of retailers and distributors of aftermarket batteries and to automotive original equipment manufacturers. We are the leading supplier for many of the largest battery retailers in the United States, including NAPA Distribution Centers, Kmart, CSK and The Pep Boys. Our original equipment manufacturer customers include DaimlerChrysler, John Deere, Navistar, E-Z-GO, New Holland, and others.

     We market our products under various trademarks including Exide, Willard and Prestolite, and have strengthened our brand recognition through promotional activities, including sponsoring a NASCAR Winston Cup racing team. We also produce and market, under license from NASCAR, the Exide NASCAR Select line of batteries. We also advertise on national television and syndicated radio programs and participate in various trade promotions.

     Europe

     The European market for our products is highly fragmented, along product lines as well as geographically. Our marketing efforts vary according to the country, the product and the market.

     Automotive Batteries. We sell our automotive batteries in Europe both in the aftermarket and to original equipment manufacturers. We sell our aftermarket batteries under a variety of well-known brand names, including Fulmen, Sonnenschein, DETA, Tudor, Hagen Batterie, York,

Saem, SONNAK, Anker, BIG and Exide. We have a leading position in the automotive aftermarket in most European countries and our customers include Norauto, Tecar and many other leading aftermarket battery distributors. The five largest markets for our aftermarket batteries in Europe are Germany, France, Spain, Italy and the United Kingdom. Our marketing efforts in the automotive battery aftermarket are directed at retailers and distributors and their customers on-site. We provide retailers with promotional materials and signs and emphasize point of sale marketing to their customers. We run limited advertising on television, radio and print media.

     We are one of the major suppliers to Fiat, the Volkswagen group (Volkswagen AG/AUDI AG/Seat/Skoda Automobilova AS), the PSA group (Peugeot S.A./Citroen), the Renault group and BMW. We are also a supplier to Ford in Europe. As development supplier to the PSA group and several other automobile manufacturers, we work closely with such customers as they develop new models with varying requirements.

     Industrial Batteries. We have the leading position in both the traction and standby segments of the industrial battery market in many European countries. Technical expertise and assistance and customer service are more important in the industrial battery markets than in the automotive battery markets and we have technical service agreements with a number of our customers. As with automotive batteries, we work closely with our customers as they develop new products to design batteries to meet their individual needs. We primarily built our European industrial battery business by acquiring existing manufacturers with established brand names, and we continue to market our products under these brands, as they each have an established reputation for quality and expertise in particular technologies. For example, our Sonnenschein brand is well known for its gel technology, which are maintenance free even in robust or adverse applications.

     Our major traction customers in Europe include the material handling operations of the Linde Group (German), Junghreinrich Group (German), Atlet (Swedish), BT Rolatruc (Swedish) and Nacco Material Handling (U.S.). We also sell our traction products to a wide range of customers in the aftermarket, ranging from large industrial concerns and retail distributors to small warehouse and manufacturing operations. In Europe, we generally sell customers a complete package of batteries, chargers and services. Elsewhere, these products and services tend to be sold separately by us and others. The majority of our sales are to original equipment manufacturers and this is increasing as these manufacturers increasingly rent, rather than sell, their electric vehicles to end users. This trend tends to favor us, as we have larger market share in the original equipment market. We sell our traction batteries, chargers, accessories and post sale service primarily through our own sales organization in each country and use distributors and agents for export from Europe. Our service group, the largest in Europe, is an important component of our marketing efforts, particularly as truck manufacturers make up a larger part of the market and require service assistance whenever they sell or rent their products.

     Our major standby battery product customers include telecommunications companies, such as France Telecom, Deutsche Telecom, Telecom Italia and SFR, manufacturers of telecommunications equipment, such as Ericsson, manufacturers and end users of uninterruptable power supplies primarily for mainframe computer systems, such as Siemens, electrical generating companies and various European governments and armed forces. We sell our products directly to these customers and promote our products by holding seminars, participating in trade shows and distributing technical literature.

Distribution Networks

     North America. We have a network of approximately 135 wholesale distribution branches throughout the United States and Canada that sell and distribute batteries and other products to local auto parts retailers, service stations, repair shops, fleet operators, battery jobbers and other smaller volume customers. The branches also deliver batteries to our national account customers' stores and collect used and spent batteries for recycling. Our branch system is one of the largest automotive battery distribution systems in North America. Our ability to deliver small numbers of batteries through our branch system to small customers, when they need them and on credit terms, gives us an advantage over other suppliers which require much larger deliveries on a pre-paid basis. Some of our branches, such as those in Florida, California, New York, New Jersey and Minnesota, are quite large, with sales of $5-8 million per year. Our Sears contract required our branches to devote a substantial amount of effort to serving Sears' stores that they can now devote to selling to their local higher margin customers. Our branch system is supplemented by regional accounts, small battery wholesalers and installers.

     Europe. Our European operations distribute their aftermarket automotive batteries primarily through battery wholesalers, original equipment manufacturer dealer networks, hypermarkets and European purchasing centers, although on a country by country basis distribution strategy varies greatly. Battery wholesalers sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers and supermarkets throughout Europe. Wholesalers, who sell to repair shops and service stations, and original equipment manufacturer dealers represent the large majority of this market, but supermarket chains, replacement parts stores (which are represented by purchasing associations) and hypermarkets have become increasingly important. Our distribution network will be enhanced as we convert manufacturing facilities closed in our ongoing rationalization and consolidation effort to distribution centers.

     Given the importance of service and technical assistance, our European operations generally ship standby batteries directly to system suppliers and uninterruptible power supply manufacturers which include the standby batteries in their equipment and distribute products to end users. We distribute traction batteries through original equipment manufacturer dealers, independent distributors and directly to large fleet users. Our European operations also distribute both standby and traction batteries through their own branch network.

Technology

     We are committed to introducing new and technologically advanced products that provide better performance and value to the customer. To support this commitment, we dedicate significant effort to research and development. Our European research and development efforts are partially funded by various governmental and other research organizations, such as Brite-Uram and ALABC (Advanced Lead Acid Battery Consortium).

     We operate five research and development facilities in the United States and Europe. Scientists and engineers at each of these facilities cooperate under the central coordination of our head of research and development and are currently focused on projects to enhance the lead acid battery, as well as batteries featuring lithium primary, lithium ion rechargeable, nickel cadmium, nickel metal hydride, aluminum air and super capacitor technologies. We believe that our research and development efforts have benefited from sharing technology between North America and Europe. For example, by using technology developed in our North America operations, we have been able to introduce maintenance-free lead calcium technology to the European market before our competitors. Similarly, spiral technology, which was developed and initially introduced in Europe, is critical to our new Orbital battery, which has now been introduced to the North American market.

     We also operate six product/process development centers around the world. These centers work cooperatively to define and improve our production processes and are currently working on projects related to continuous grid making processes, battery assembly automation and various other efficiency and quality improvement programs. By maintaining these various sites, we have been able to transfer technologies and processes among our various operating facilities, thereby adapting best practices from around the world for use in our various production facilities.

     We believe our research and development efforts provide us with a competitive advantage in technological innovation. An example is our introduction in 1997 of the NASCAR Select line, featuring superior performance and durability characteristics, and our new Orbital battery, a spiral wound automotive battery which holds its charge longer, has greater power output and resists vibration better than ordinary batteries. We have also recently introduced batteries using our new STE (sealed technology evolution) technology, which allows lead acid batteries to be installed in the passenger compartment of an automobile with no risk of fluid loss or acid fumes. This technology has been approved for use by BMW and Renault. Other new developments include smart batteries, which will be capable of indicating state of charge, advanced batteries with gelled electrolyte for military applications and other programs.

     We are also working closely with European original equipment manufacturers to develop, and have supplied them with prototypes of, new 36-volt batteries for the next generation of dual-battery automotive electrical systems. These new systems will generally require a conventional 12 volt battery for lighting systems and other low power consumption accessories within the automobile and a 36 volt battery, which is needed for the next generation of combined starter motor/alternators and for high power consumption accessories such as electrical heating and cooling systems. We have entered into a strategic alliance with Continental, Inc. to participate in their development of an integrated starter motor/alternator system. European original equipment manufacturers plan to include these electrical systems in certain luxury models as early as the 2001 model year. We believe our European experience with these higher voltage electrical systems will provide us with a competitive advantage when the North American original equipment manufacturers move toward a higher voltage electrical system.

     Although our core business is lead acid batteries, we are also an important provider of non-lead acid batteries for high technology military and space applications. We are continuing our advanced development of lithium ion rechargeable batteries.

Patents, Trademarks and Licenses

     We own or have a license to use various trademarks which are of value in the conduct of our business. For example, we have an agreement with the National Association for Stock Car Auto Racing, Inc. pursuant to which we have the exclusive right to market batteries and related accessories under the officially licensed NASCAR name and logo until 2002, which allowed us to begin marketing the NASCAR Select line in 1997. While we believe such trademarks and trade names enhance the brand recognition of our products and therefore are important to our business, we also believe that our products, engineering skills, reputation for quality and relationships with our customers are equally important for the maintenance and growth of our business. An unaffiliated firm has rights to the Exide mark in approximately 37 foreign countries and Exide Electronics Group, Inc., an unaffiliated company, is licensed to use the Exide name on certain devices.

     We have been issued many patents worldwide, including 15 U.S. patents issued since 1994. Additionally, we have several patents in process covering design of lead acid batteries and battery manufacturing equipment. While we believe that patents are important to our business operations, we also believe that the loss of any single patent or several patents would not have a material adverse effect on our company. A competitor manufactures and sells a spiral wound automotive battery which has some similarities to our new Orbital battery. Although we believe that our new battery does not infringe this competitor's patents, we cannot assure you that this competitor will not claim that it does.

Manufacturing, Raw Materials and Suppliers

     North America. The major reasons for our emergence as the low-cost producer in the United States and Canadian automotive battery industry have been the achievement of economies of scale through strategic acquisitions, the consolidation of facilities, our relatively low labor costs and increased vertical integration in the areas of lead smelting, plastics and battery separators. Although we plan to reassess our vertical integration strategy in North America, we believe a certain degree of vertical integration is valuable, cost-effective and augments our position as the low-cost producer in the United States. Since 1985 and following the acquisition of General Battery in May 1987, we consolidated the operations of nine plants and eight distribution centers into larger, more efficient locations with lower labor costs. This has led to a significant reduction in unit costs and improved labor productivity.
We are also a leader in developing advanced production techniques, such as continuous plate processing, statistical process control and computer-aided design and manufacturing. Our manufacturing plant in Salina, Kansas is the highest volume and one of the lowest cost automotive battery plants in the world. We continue to increase production at our manufacturing facility in Bristol, Tennessee, a modern, highly efficient battery manufacturing plant similar to our Salina, Kansas facility.

     We believe our overall unit conversion costs (production costs other than raw materials) are significantly below the conversion costs of our major United States and Canadian competitors. These cost efficiencies result from our high volume of production, emphasis on cost control and competitive labor costs. Our relatively high level of vertical integration reduces the effects of changes in the market prices of raw materials on production costs and results in substantial raw material cost savings. Lead is the principal raw material in the manufacture of batteries, representing approximately one-third of the cost of goods sold. We can obtain substantially all of our domestic lead requirements through the operation of four secondary lead smelters, which reclaim lead by recycling spent lead-acid batteries. Prior to our acquisition of two such smelters in August 1995 through our purchase of Schuylkill, we were purchasing a larger portion of our lead requirements, making the cost of our batteries more sensitive to lead price changes. We obtain batteries for recycling from our customers and through our wholesale distribution outlet system. We believe we have a significant competitive advantage from our in-house lead smelting and from back hauling of spent batteries for recycling through our distribution network and wholesale distribution outlets. When lead market prices decline, our lead cost advantage from vertical integration can be reduced or eliminated. Because we adjust our pricing to a substantial number of customers pursuant to a formula based on a published price of lead, if market prices were to decline below our lead production cost for an extended period of time, we could be forced to obtain more of our requirements from third parties.

     We also produce most of our U.S. plastic molding requirements utilizing plastic obtained through in-house reclamation of spent battery cases as part of our recycling program.

     Other key raw materials and components in the production of batteries include lead oxide and chemicals, which are generally available from multiple sources. We currently produce substantially all of our North American requirements of battery separators. We have not experienced any material stoppage or slowdown in production as a result of the unavailability, or delays in the availability, of raw materials.

     Europe. We operate manufacturing plants in France, Italy, Spain, Portugal, Germany, Poland, Turkey, the United Kingdom and elsewhere in Europe.

     We have five secondary lead smelters in Europe that supply approximately one-third of our European lead requirements. Major investments have been made in these plants in recent years to improve lead treatment and recycling processes. We produce most of our own plastic components.

     We continue to implement a cohesive overall rationalization and consolidation strategy with respect to our European acquisitions. We continue to lower fixed and variable production costs through plant closings, thereby increasing capacity utilization at the remaining plants, shifting production to lower cost areas and reducing overhead. In conjunction with our plant closings, we are rationalizing our distribution system, reducing the number of warehouses and improving our delivery systems. In addition, we are reducing administrative expenses by eliminating duplicate functions and services and plan to rationalize our product range, significantly reducing the number of stock keeping units and improving inventory management. To further reduce our costs we are actively evaluating shifting the production of some of our smaller products to suppliers in the Far East. We anticipate that this consolidation and rationalization will continue to produce significant cost savings.

Competition

     Our North American and European markets are each very competitive and some of our competitors are larger and have greater financial resources than Exide. The manufacturers in these markets compete primarily on the basis of price, quality, technical innovation, service and warranty period. Well-recognized brand names are also important for aftermarket customers who do not purchase batteries made under their own labels. Most sales are made without long term contracts.

     North America. In the North American automotive aftermarket, we believe that Johnson Controls has the largest market position, followed by Exide. Other principal competitors in this market are GNB, Delphi and East Penn. Price competition in this market has been severe in recent years, but prices have firmed somewhat and we have instituted price increases in the range of 3% to 5% in late 1998. Competition is strongest in the mass merchandiser channel where large customers use their buying power to command lower prices. Pricing, while still important, is less of a factor than service with smaller customers such as those served by our branch system.

     Our largest competitors in the North American original equipment market are Delphi, Johnson Controls and GNB. Original equipment manufacturers change battery suppliers less frequently than aftermarket customers, but because of their size, force market participants to compete on price and other terms.

     We expect North American competition to remain intense. We will seek, consistent with our new strategy, to maintain and grow our market positions through our branding and emphasis on technologically advanced products, such as the Orbital battery, our NASCAR branded products and our substantially improved product quality and customer service.

     Europe. Exide has the largest market position in Europe in automotive batteries, both aftermarket and original equipment, as well as in industrial batteries. Our closest competitor in the automotive markets is Varta, followed by Fiamm, Hoppeke, and Autosil. In the industrial market Hawker is the next largest after Exide, followed by Fiamm, Hoppeke and Yuasa.

     The European battery markets, particularly in the automotive original equipment and industrial areas, have undergone severe price competition.

     Cost savings from our plant rationalization program will allow us to continue to meet this strong price competition in order to maintain our customer relationships and market positions until the competitive environment improves. We will also continue to compete on the basis of our pan-European presence and our technological capabilities, as well as our strong brands.

Environmental, Health and Safety Matters

     As a result of our manufacturing and secondary lead smelting operations, we are subject to numerous environmental laws and regulations and are exposed to liabilities and compliance costs arising from the past and current storage, handling, release and disposal of hazardous substances and hazardous wastes. Our operations are also subject to occupational safety and health laws and regulations, particularly relating to the monitoring of employee health. The Company devotes significant resources to attaining and maintaining compliance with environmental and occupational health and safety laws and regulations and does not currently believe that environmental, health or safety compliance issues will have a material adverse effect on our business or financial condition.

     North America. We have been advised by the U.S. Environmental Protection Agency or state agencies that we are a Potentially Responsible Party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at 75 federally defined Superfund or state equivalent sites. At 42 of these sites, we have either paid or are in the process of paying our share of liability. In most instances, our obligations are not expected to be significant because our portion of any potential liability appears to be minor to insignificant in relation to the total liability of all potentially responsible parties that have been identified and are viable. Our share of the anticipated remediation costs associated with all of the Superfund sites where we have been named a Potentially Responsible Party, based on our estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

     Because our liability under such statutes may, as a technical matter, be imposed on a joint and several basis, our liability may not necessarily be based on volumetric allocations and could be greater than our estimates. We believe, however, that our Potentially Responsible Party status at these Superfund sites will not have a material adverse effect on our business or financial condition because, based on our experience, it is reasonable to expect that our liability will be roughly proportionate to our volumetric contribution of waste to the sites.

     We currently have greater than 50% liability at only one Superfund site, discussed below. Other than this site, our allocation exceeds 5% at only five sites at which our share of liability has not been paid as of March 31, 1999. The current allocation at these five sites averages approximately 18%.

     We are the primary Potentially Responsible Party at the Brown's Battery Breaking Superfund site located in Pennsylvania. The site was operated by third-party owners in the 1960s and early 1970s. In 1992, the Environmental Protection Agency issued a Record of Decision identifying several alternate remedies. During fiscal 1997, we signed a consent decree and paid $3.0 million of the Environmental Protection Agency's past costs and we are not responsible for any other past costs. We have established reserves based upon our estimates of the remediation cost.

     We are also involved in the assessment and remediation of various other properties, including certain Exide-owned or operated facilities. Such assessment and remedial work is being conducted pursuant to a number of state and federal environmental laws and with varying degrees of involvement by state and federal authorities. Where probable and reasonably estimable, the costs of such projects have been reserved as discussed below. In addition, certain environmental matters concerning our company are pending in federal and state courts or with regulatory agencies.

     We are involved in certain legal proceedings in Indiana and West Virginia in which state authorities allege that we have improperly characterized and handled plastic wastes generated in connection with our materials recycling program (see below). While the final resolution of these proceedings is not yet known, we may incur civil penalties in connection with such resolution, which could in some cases exceed $100,000. We do not expect that the resolution of any of these proceedings will substantially effect either the continued functioning of our recycling program or our operations generally.

     Environmental conditions at our properties could lead to claims for personal injury, property damage or damages to natural resources. We are currently subject to a number of such claims, including matters alleging illness arising from exposures to lead in the vicinity of our former facility in Frankfort, Indiana and property damage and personal injury claims associated with our Reading, Pennsylvania facilities. We have established reserves based upon our estimates of exposure associated with these matters, which are included in the environmental reserves discussed below.

     While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, we do not believe the resolution of the foregoing matters will have a material adverse effect on our business, cash flows, financial condition or results of operations. We have established reserves for onsite and offsite environmental remediation costs and litigation exposures and believe that such reserves are adequate. These reserves consist of amounts accrued for our active facilities, closed facilities, and specifically for 16 of the

Superfund sites. While we believe our current estimates of future remediation costs are reasonable, future findings or changes in estimates could have a material effect on the recorded reserves. Because environmental liabilities may in the future arise which today are neither probable nor reasonably estimable, not all potential future environmental liabilities have been included in our environmental reserves and, therefore, additional earnings charges are possible.

     In fiscal 1997, we reached a settlement with most of our insurance carriers, whereby the insurance companies reimbursed and we indemnified them for certain response costs, property damage and bodily injury claims allegedly resulting from environmental conditions.

     During fiscal 1998, we reached an agreement with former owners of our company whereby we agreed to release and indemnify the former owners from all environmental matters relative to certain sites. We received $6.3 million under this Agreement. An additional $3.7 million will be received in two annual installments.

     We have taken an active role in addressing environmental issues associated with our business and have a staff of more than 50, not including consultants, focusing on environmental, safety and health matters. We maintain numerous permits with the Environmental Protection Agency, various state agencies and provincial regulatory authorities which allow us to transport, store and recycle spent lead acid batteries, lead-bearing hazardous wastes and certain other hazardous wastes within and between the United States and Canada.

     To protect the environment, minimize future liability and help ensure a stable supply of lead to our battery manufacturing facilities, we have developed a comprehensive materials recycling program. Under this program, we obtain spent lead-acid batteries through our wholesale distribution outlet system and lead-bearing materials from third parties. These materials are transported to our secondary lead smelting facilities. Batteries are separated at the smelters into three constituent units: lead, dilute sulfuric acid and plastic casing material. The lead is reclaimed and refined into lead alloys for use at our battery manufacturing facilities. The plastic from battery cases is broken into pieces and extruded into pellets by adding strengtheners and other additives. The pellets are sold or used at our battery casing molding facility to make new battery cases. The dilute sulfuric acid solution is neutralized and discharged in accordance with federal, state and provincial permits.

     Europe. We are subject to numerous environmental, health and safety requirements and are exposed to differing degrees of liabilities, compliance costs, and cleanup requirements arising from our past and current activities in various European countries. The laws and regulations applicable to such activities differ from country to country and also substantially differ from U.S. laws and regulations. We expect that our European operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country. In addition, accelerated consolidation of our European operations could increase our expenditures.

     During fiscal 1999, the Company sold its plant in Soest, Germany to an unrelated entity. As part of that sale, the Company indemnified the purchasers against certain environmental liabilities. Also during fiscal 1999, the Company completed an assessment of the environmental condition of its Cubas de Sangre smelter in Spain, and was advised by the Madrid regional authorities that a cleanup would be required. The Company has proposed remediating the Cubas site with an advanced technology which would remove lead impacts over an extended period of time. The Company has established reserves for the Soest and Cubas sites, as part of its global environmental reserves.

Employees

     North America. As of March 31, 1999, we employed approximately 1,500 salaried employees and approximately 4,300 hourly employees in North America. Approximately 47% of such salaried employees are engaged in sales, service and marketing and approximately 43% in manufacturing and engineering. Approximately 29% of our hourly employees are represented by unions. Relations with the unions are generally good. Contracts covering approximately 410 and 375 of our union employees expire in fiscal 2000 and 2001, respectively, and the remainder thereafter.

     Europe. As of March 31, 1999, we employed over 3,800 salaried employees and over 6,700 hourly employees in Europe. Approximately 50% of such salaried employees are engaged in sales, service and marketing and approximately 25% in manufacturing and engineering. Our hourly employees are generally represented by unions. Relations with the unions are generally good. Contracts covering most of our European union employees expire on various dates through calendar year 1999.

Backlog

     We do not have a material amount of backlog orders.

(4)  Financial Information About Foreign and Domestic Operations and Export
Sales

     See Note 16 to the Company's Consolidated Financial Statements appearing elsewhere herein.

Item 2.  Properties

     The chart below lists the location of our principal facilities. All of the facilities are owned unless otherwise indicated. All owned properties and the leases for the leased properties are subject to liens under our credit agreement. The leases for leased facilities expire at various dates through 2015. In addition to these properties, Tudor owns undeveloped land totaling approximately 39 acres which is currently being marketed.

                                      Approximate
Location                              Square Footage            Use
----------------------------------------------------------------------------------------------------------
North America:
 Baton Rouge, LA                          176,000               Secondary Lead Smelting
 Bristol, TN                              220,000  (leased)     Automotive Accessory Manufacturing
 Bristol, TN                              631,000               Battery Manufacturing
 Burlington, IA                           193,000               Battery Manufacturing
 Cannon Hollow, MO                        137,000               Secondary Lead Smelting
 Cooper, TX                                30,000  (leased)     Starter and Alternator Manufacturing

                                      Approximate
Location                              Square Footage            Use
----------------------------------------------------------------------------------------------------------
 Corydon, IN                              161,000               Separator Manufacturing
 Lampeter, PA                              82,000               Battery Plastics Manufacturing
 Manchester, IA                           286,000               Battery Manufacturing
 Maple, Ontario, Canada                   169,000               Distribution and Administration
 Muncie, IN                               174,000               Secondary Lead Smelting
 North Bay, Ontario, Canada                30,000               Battery Charger Manufacturing
 Reading, PA                              125,000               Secondary Lead Smelting and Poly Reprocess

 Reading, PA                              135,000               Executive Offices
 Reading, PA                              280,000               Battery Manufacturing
 Reading, PA                               77,000               Distribution Center
 Salina, KS                               260,000  (leased)     Battery Manufacturing
 Salina, KS                               100,000               Distribution Center

Europe and Other:

 Florival, Belgium                        290,000               Distribution Center
 Bolton, England                          274,000               Industrial Battery Manufacturing
 Auxerre, France                          176,000               Automotive Battery Manufacturing
 Gennevilliers, France                     55,000  (leased)     Executive Offices
 Lille, France                            484,000               Industrial Battery Manufacturing
 Nanterre, France                         169,000               Automotive Battery Manufacturing
 Pont Ste Maxence, France                  71,000               Secondary Lead Smelting
 Bad Lauterberg, Germany                  458,500               Manufacturing, Administrative and Warehouse

 Budingen, Germany                        258,000               Industrial Battery Manufacturing
 Weiden, Germany                          208,000               Industrial Battery Manufacturing
 Casalnuovo, Italy                        483,000               Industrial Battery Manufacturing
 Romano Di Lombardia, Italy               266,000  (leased)     Automotive Battery Manufacturing
 Poznan, Poland (five)                    887,000               Automotive Battery Manufacturing

 Cubas, Spain                             323,000               Secondary Lead Smelting
 Azuqueca de Henares, Spain               434,000               Automotive Battery Manufacturing and
                                                                Research
 Malpica, Zaragoza, Spain                 213,000               Automotive Battery Manufacturing
 Manzanares, Spain                        438,000               Automotive Battery Manufacturing
 Madrid, Spain                              7,200  (leased)     Executive Offices
 Zaragoza, Spain                          269,000               Industrial Battery Manufacturing
 Nol, Sweden                              447,000               Automotive Battery and Industrial Battery
                                                                Manufacturing
 Manisa, Turkey                           145,000               Automotive Battery Manufacturing
 Cwmbran, Wales                           105,000               Automotive Battery Manufacturing

     In addition, we also lease distribution outlets in the U.S. and Europe.

     We believe that our facilities are in good operating condition, adequately maintained, and suitable to meet our present needs and future plans.

Item 3.  Legal Proceedings

     In December 1997, the Attorney General of the State of Florida initiated an investigation into certain alleged business practices of Exide, including falsifying bids to the State of Florida, selling defective batteries, selling used batteries as new, mislabeling batteries with regard to warranty coverage, cold cranking amps, intended use and point of manufacture; and also considered related allegations concerning improperly transferring credits among customer accounts, procuring falsified test data, making payments to employees of certain customers to obtain business, securities fraud, and anti-trust violations. This investigation was resolved by a settlement agreement with the Attorney General dated May 24, 1999, which released Exide from all liabilities and claims which have been or could be asserted against Exide in any civil or administrative action arising out of, related to or connected with, directly or indirectly, the following investigated matters: falsifying bids to the State of Florida; selling defective batteries; selling used batteries as new; mislabeling batteries with regard to warranty coverage, cold cranking amps, intended use and point of manufacture; and improperly transferring credits among customer accounts.

     When our current management learned of the Florida Attorney General's investigation, we elected to fully cooperate with the Attorney General. That cooperation led to the settlement agreement. It was expressly understood and agreed that the settlement agreement was not to be construed as an admission of liability or any acknowledgement of the claims asserted against Exide.

     Under the settlement agreement, we agreed to pay the State of Florida $2.75 million in installments, with $1.25 million to be directed to a Florida university of the attorney general's choosing. In addition, we have agreed to make restitution at an estimated cost of $500,000 and to take certain further actions, including ceasing the alleged practices, instituting certain battery labeling practices and instituting a corporate ethics program. The settlement applies to all batteries sold up to and including June 23, 1999.

     While we believe the settlement marks the end of the Florida investigation, the settlement does not preclude the Florida Attorney General from bringing further claims with respect to the matters not covered by the settlement. We also cannot assure you that other federal or state agencies or private claimants will not investigate or bring charges with respect to these or other matters.

     Exide is now or recently has been involved in several lawsuits pending in state and federal courts in Alabama, North Carolina, Pennsylvania, South Carolina, Tennessee and Texas, some of which were brought as purported class actions. These actions allege that Exide sold old or used batteries as new batteries, sold defective and mislabeled batteries and improperly credited customer accounts and seek compensatory and punitive damages and, in one case, injunctive relief. The following lawsuits of this type are currently pending:
Mathews v. Exide Corporation, et al., CV-95-91-TH, Circuit Court for Montgomery County, Alabama, Exide Corporation v. East Alabama Auto Parts, CV-96-348, Circuit Court for Calhoun County, Alabama, The Battery Shop, et al. v. Exide Corporation, et al., CV 9606976, Circuit Court for Jefferson County, Alabama, Dynamic Enterprises v. Exide Corporation, No. 5:98CV119, United States District Court for the Eastern District of Texas, Dynamic Enterprises v. Exide Corporation, No. 5:98CV120, United States District Court for the Eastern District of Texas, Martin v. Exide Corporation, No. 3:98-2035-10, United States District Court for the District of South Carolina, Mathis Battery Company, et al. v. Exide Corporation, et al., No. 15735, Chancercy Court for Weakley County, Tennessee and Gamma Group, et al. v. Exide Corporation, No. 99-2942, United States District Court for the Eastern District of Pennsylvania. We cannot assure you that we will be successful in the defense of these claims or that additional claims will not be brought.

     On May 3, 1999, we went to trial in the case of Exide Corporation v. East Alabama Auto Parts Anniston, Inc. The case involved our breach of contract claim against East Alabama to collect an outstanding receivable of $13,000 and their breach of contract and fraud counterclaims, alleging that Exide sold them defective batteries. The jury returned a verdict for Exide on its breach of contract claim, for Exide on the East Alabama's breach of contract counterclaim and for East Alabama on its fraud counterclaim. The jury awarded zero compensatory damages and $1.5 million punitive damages. The judge declared a mistrial due to the inconsistency between the compensatory damages verdict and the punitive damages awarded. We have petitioned the Alabama Supreme Court to compel the trial judge to enter the verdict as rendered, which we believe would render the punitive damages verdict unenforceable. The trial judge has reset this matter for trial on July 19, 1999.

     We recently entered into an agreement to settle a class action lawsuit pending against the Company and three of its former senior officers who were also directors that alleges violations of the anti-fraud provisions of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The complaint alleges that the market price of the Company's stock was artificially inflated as a result of alleged misstatements and omissions regarding the quality, adequacy and honesty of the Company's manufacturing processes, the Company's revenues, cost of goods sold, warranty expenses, net income, inventory, accounts receivable and warranty liability. Specifically, the complaint alleges that senior executives of the Company instructed employees to inflate publicly reported financial results and sold old or used batteries as new batteries, sold defective and mislabeled batteries and improperly credited customer accounts. We have entered into a settlement agreement with the plaintiffs in this lawsuit, providing for a payment by the Company's insurers of $10.25 million in satisfaction of all claims. The court has preliminarily approved the settlement, certified a class of all persons who purchased the Company's common stock from June 27, 1995 through July 29, 1998 and ordered that notice be sent to the class. A final hearing will be held on September 2, 1999 and, if the settlement is approved, will result in the claims asserted in this action, as well as any other claims relating to the Company's common stock, SEC filings or the conduct of the Company's business during the class period, being released and dismissed with prejudice.

     Our current senior management and Board of Directors have retained outside counsel to investigate and will continue to investigate the allegations involved in the foregoing matters. The Company has no tolerance for the practices alleged and senior management has taken and will take action to prevent such practices in the future.

     We are also involved in various other claims and litigation incidental to the conduct of our business. For a discussion of environmental issues relating to our business, see "Business--Environmental, Health & Safety Matters."

Item 4  Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock is listed and traded on The New York Stock Exchange under the symbol "EX." The following table presents the high and low sales prices for our common stock as reported on The New York Stock Exchange Composite Tape and dividends paid for the quarters indicated.

                                                                                             DIVIDENDS
                                                                   SALES PRICES              DECLARED
-----------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDING MARCH 31                                  HIGH                  LOW       (PER SHARE)
1997:
  First Quarter.......................................     $     30.250      $    18.875     $         0.02
  Second Quarter......................................           28.500           22.500               0.02
  Third Quarter.......................................           28.875           22.625               0.02
  Fourth Quarter......................................           25.500           16.000               0.02
1998:
  First Quarter.......................................     $     23.125      $    14.625     $         0.02
  Second Quarter......................................           23.125           18.750               0.02
  Third Quarter.......................................           34.250           20.563               0.02
  Fourth Quarter......................................           27.000           16.313               0.02
1999:
  First Quarter.......................................     $     21.750      $    16.625     $         0.02
  Second Quarter......................................           19.125            9.125               0.02
  Third Quarter.......................................           20.938            5.375               0.02
  Fourth Quarter......................................           21.500           11.000               0.02

     The last reported sale price of the common stock on The New York Stock Exchange on June 25, 1999 was $13.9375 per share. As of June 25, 1999, we had approximately 21,363,577 shares of our common stock outstanding and there were 549 record holders of common stock.

Item 6.   Selected Financial Data (In thousands, except per share data):

     The following table sets forth selected financial data for Exide. You should read this information in conjunction with our consolidated financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this document.

                                                                           Fiscal Year Ended March 31
                                            -------------------------------------------------------------------------------------
                                                   1995             1996             1997             1998              1999
                                            ----------------  ---------------  ---------------  ---------------  ----------------
Income Statement Data
Net sales.......................            $     1,198,546  $     2,342,616  $     2,333,230    $   2,273,126   $     2,374,278
Gross profit....................                    264,018          552,806          595,276          602,718           556,329
Selling, marketing and
 advertising expenses...........                    135,774          276,076          290,076          311,683           334,638
General and administrative
 expenses.......................                     59,744          137,086          145,869          135,606           169,744
Goodwill amortization...........                      4,338           15,969           17,853           16,922            20,016
Operating income................                     64,162          123,675          141,478          138,507            31,931
Interest expense, net...........                     52,565          120,600          118,837          112,301           111,679
Income taxes....................                      5,160            6,300           14,732           13,475            23,001
Income (loss) before
 extraordinary loss.............                      4,491              939           18,992           18,697          (129,620)

Extraordinary loss
 (1)(2)(3)(4)(5)................                     (3,597)          (9,600)          (2,767)         (28,513)             (301)
Net income (loss)...............            $           894  $        (8,661) $        16,225    $      (9,816)  $      (129,921)
Basic net income (loss) per                 $          0.06  $         (0.44) $          0.79    $       (0.48)  $         (6.12)
 share..........................
Diluted net income (loss) per               $          0.06  $         (0.42) $          0.77    $       (0.45)  $         (6.12)
 share..........................
Other Financial Data
EBITDA (6)......................            $       110,759  $       230,131  $       267,309    $     259,552   $       138,726
Cash provided by (used in):
    Operating activities........                    (69,134)          36,058           78,126          167,499            77,219
    Investing activities........                   (322,896)        (499,830)         (61,652)         (76,182)          (22,356)
    Financing activities........                    418,314          449,473          (17,000)         (95,446)          (70,238)
Capital expenditures............                     61,257          106,385           84,200           87,315            76,211
Ratio of earnings to fixed
 charges (7)....................                       1.2x             1.0x             1.2x             1.2x              0.2x
Balance Sheet Data (at period end)
Working capital.................            $       395,875  $       598,895  $       616,128    $     538,916   $       438,772
Property, plant and equipment,
 net............................                    423,876          578,722          521,836          535,113           498,660
Total assets....................                  1,637,589        2,711,429        2,452,807        2,348,616         2,167,841
Total debt......................                    645,135        1,340,025        1,289,682        1,248,983         1,205,806
Common stockholders' equity.....                    413,230          439,400          371,410          294,948           151,202

1. During fiscal 1995, the Company recorded a loss of $3,597 (net of a tax benefit of $2,300) resulting from the early retirement of the former U.S. Credit Agreement in connection with entering into a new U.S. Credit Agreement.

2. During fiscal 1996, the Company recorded a loss of $9,600 (net of a tax benefit of $5,958) from the early retirement of debt under the U.S. Credit Agreement.

3. During fiscal 1997, the Company recorded a loss of $2,767 with no income tax effect resulting from a modification of debt in connection with entering into a series of bond swap agreements for $38,000 (principal amount) of its 10% and 10 3/4% Senior Notes.

4. During fiscal 1998, the Company recorded a loss of $28,513 (net of a tax benefit of $3,667) resulting from a modification of debt in connection with entering a bond swap agreement for $21,000 (principal amount) of its 10% Senior Notes; the retirement of its 10.75% Senior Notes and the remainder of its 12.25% Senior Subordinated Deferred Coupon Debentures; the retirement of the U.S. Credit Agreements and European Facilities Agreement in connection with entering into the Senior Secured Global Credit Facilities Agreement; a modification of debt in connection with reducing the maximum commitment on the European Facilities Agreement; and the redemption of $108,119 (face value) of its outstanding 12.25% Zero-Coupon Bonds.

5. During fiscal 1999, the Company recorded a loss of $301 with no income tax effect resulting from a modification of debt in connection with entering into bond swap agreements for $4,430 (principal amount) of its 10% Senior Notes.

6. Represents earnings before interest, taxes, depreciation of property, plant and equipment, goodwill and other amortization and losses on sales of receivables. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

7. For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges (excluding capitalized interest) and amortization of capitalized interest. Fixed charges consist of interest expense, amortization of debt expense, capitalized interest, and one-third of rent expense, representative of the interest factor.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors Which Affect Our Financial Performance

     In the last three fiscal years, our financial performance has been affected by several major factors.

     Lead. Lead is the principal raw material used in the manufacture of batteries, representing approximately one-third of our cost of goods sold. The market price of lead fluctuates significantly. Generally, when lead prices decrease, many of our customers seek disproportionate price reductions from us, and when lead prices increase, customers tend to be more accepting of price increases. Lead market prices declined substantially over the last three fiscal years.

     Competition. The automotive battery market in North America and the automotive and industrial battery markets in Europe are highly competitive. In recent years, competition has increased and we have come under increasing pressure for price reductions. Price competition in Europe has been particularly intense. This price competition has been exacerbated by an environment of low-priced Asian imports, excess capacity and declining lead prices. Prices are continuing to decline in Europe, but at a slower rate, due in part to improvements in the Asian economies and recent lead price increases.

     Exchange Rates. We are exposed to foreign currency risk in most European countries, principally Germany, France, United Kingdom, Spain, and Italy. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of our non-US sales. In some instances gains in one currency may be offset by losses in another. Our results for fiscal 1997 and 1998 were adversely impacted by weakness in all European currencies except the pound sterling.

     Weather. Unusually cold winters or hot summers accelerate battery failure and increase demand for automotive replacement batteries. During the periods discussed below, unusually warm winters resulted in fewer automotive battery failures in North America and Europe and this adversely affected our aftermarket sales.

     Sears. Sears, whom we began supplying in fiscal 1995, accounted for a significant portion of our North American aftermarket sales (approximately $82 million, $86 million, and $94 million in fiscal 1997, 1998 and 1999, respectively). Our aggressive pricing to obtain the Sears business resulted in prices to them about one-third less than our average sales prices on other North American aftermarket sales. In addition, our selling and distribution costs were greater for Sears than our other major customers. After extensive discussions in fiscal 1999, we terminated our supply relationship with Sears.

     Acquisition of DETA. We purchased DETA, a German battery manufacturer, in September 1997 for approximately $34 million, plus approximately $64.6 million of assumed debt. Accordingly, DETA's results of operations were included for seven months of fiscal 1998 and all of fiscal 1999. DETA's sales in fiscal 1999 were $222.0 million compared to $124.0 million for fiscal 1998.

     Write downs of non-core and excess assets. In fiscal 1999, our earnings were reduced by $48.0 million as a result of charges for certain non-core assets which we decided to sell and the closure of certain facilities.

Results of Operations

Year Ended March 31, 1999 Compared with Year Ended March 31, 1998

     Net Sales. Net sales increased $101.2 million or 4.4% to $2,374.3 million as compared to $2,273.1 million in fiscal 1998. The increase was primarily attributable to the following factors:

 . The inclusion of DETA (a German industrial and automotive battery manufacturer) acquired on September 1, 1997 for 12 months of fiscal 1999 versus 7 months of fiscal 1998 ($75.5 million).

 . Higher automotive battery volumes in North America of 5.2% ($40.0 million) offset by higher sales deductions of $11.7 million.

Along with a full year of DETA sales, European sales were also favorably impacted by exchange rates ($17.8 million) and slightly higher automotive unit volume. These increases were partially offset by unfavorable automotive battery pricing/mix in Europe ($6.2 million), lower industrial sales (excluding the full year effect of DETA) of $8.9 million and a reduction in other European sales ($10.3 million). Industrial battery sales (included above) for fiscal 1999 were $730.7 million for fiscal 1999 versus $691.4 million in 1998.

     Gross Profit. Gross profit for fiscal 1999 decreased $46.4 million or 7.7% to $556.3 million. The decrease in gross profit is largely a result of the items discussed above and the following:

 . A $44.3 million charge related to write-downs associated with exiting non-core business activities and the closure of certain facilities,

 .  A $6.6 million loss on lead hedging contracts in North America,

 . A $6.1 million charge for an adverse appellate court ruling in a patent infringement lawsuit,

 . A $3.7 million charge for the write-off of inventory and equipment related to an abandoned project and

 . A $2.1 million charge for the write-off of unsaleable inventory specified for the Russian market.

These decreases were partially offset by reduced manufacturing costs, particularly in Europe, along with the impact of sales volume increases mentioned above and a greater emphasis on sales of higher profit margin batteries.

     Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $60.2 million or 13.0% to $524.4 million. The impact of including DETA for 12 months in fiscal 1999 versus only 7 months in fiscal 1998 resulted in approximately $19.3 million of the increase. Also contributing to this increase was:

 . Charges of $8.8 million related to specific legal expenses, including settlement of the Florida Attorney General investigation.

 . A $8.5 million charge for increased bad debt reserves primarily related to North American customers who have filed for bankruptcy,

 . A $7.1 million charge related to separation packages of 25 executives and additional retirement charges,

 .  A $4.8 million charge for uncollectable receivables from sales in Russia,

 .  The unfavorable impact of foreign exchange rates ($3.9 million) and

 . A $2.4 million charge relating to write-downs associated with existing non-core buisness activities.

Goodwill amortization increased $3.1 million or 18.3% to $20.0 million from $16.9 million in 1998, resulting primarily from the write-off of goodwill associated with the closure of a smelter operation and the write-off of impaired goodwill from certain branch acquisitions of $2.4 million.

     Operating Income. Operating income decreased $106.6 million as a result of the matters discussed above.

     Interest Expense. Interest expense decreased $0.6 million or 0.6% to $111.7 million versus $112.3 million in 1998 as a result of lower rates achieved through debt restructuring completed in the third and fourth quarters of fiscal year 1998.

     Other (Income) Expense, net. Other (income) expense, net in 1999 was $28.9 million versus ($5.9) million in 1998 for a change of $34.8 million. Contributing to this change was:

 . Currency transaction losses in 1999 of $8.6 million versus currency transaction gains of $6.8 million in 1998,

 . A $6.0 million charge in 1999 recorded for an amendment fee related to interest rate swap agreements and

 . Additionally, fiscal 1998 included a $5.6 million gain from an involuntary conversion due to a fire.

     Income Tax Provision. Income tax expense increased $9.5 million to $23.0 million despite the $140.7 million reduction in pre-tax earnings. This increase relates principally to the Company's inability to further tax benefit its U.S. and certain European tax losses.

     Net Income/Loss. The net loss increased from $9.8 million in fiscal 1998 to $129.9 million in fiscal 1999 primarily as a result of the matters discussed above offset by a $28.2 million reduction in its extraordinary loss relating to the early retirement of debt.


Year Ended March 31, 1998 Compared with Year Ended March 31, 1997


     Net Sales. Net sales decreased 2.6% ($60.1 million) to $2,273.1 million in fiscal 1998 from $2,333.2 million in fiscal 1997. The decrease was principally attributable to the impact of changes in foreign exchange rates ($171.4 million) and the fiscal 1997 divestiture of Evanite ($27.3 million) offset by the fiscal 1998 acquisition of DETA ($123.5 million). Industrial battery sales (included above) for fiscal year 1998 were $691.4 versus $631.1 million in fiscal 1997.

     Gross Profit. Although sales decreased 2.6% in fiscal 1998 as compared to fiscal 1997, gross profit increased $7.4 million in fiscal 1998 versus 1997. The gross profit margin was 26.5% in fiscal 1998 versus 25.5% in fiscal 1997. The increase in gross profit is largely the result of:

 .  the acquisition of DETA in fiscal 1998 ($34.9 million),

 . manufacturing cost reductions related to the continuing European rationalization/consolidation process and

 .  the favorable effects of certain environmental developments during fiscal
   1998.

     These favorable items were offset in part by the effects of weaker European currencies ($52.4 million) and the fiscal 1997 divestiture of Evanite which contributed $5.7 million of gross profit in fiscal 1997. The gross profit was also favorably affected by the higher gross margins (28.3%) of the DETA acquisition and product mix, including the higher margin Exide NASCAR Select products.

     Selling, Marketing and Advertising Expenses. Selling, marketing and advertising expenses increased $21.6 million or 7.4% largely due to the acquisition of DETA ($17.6 million), higher U.S. advertising costs for the launch of the Exide NASCAR Select line of products and higher provisions ($2.4 million) for accounts receivable losses primarily as a result of the bankruptcy filings by certain major U.S. retailers mostly during the fourth fiscal quarter. Offsetting these increases were the effects of weaker currencies ($24.1 million), the 1997 Evanite divestiture ($0.6 million) and savings from headcount reductions in Europe resulting from the rationalization/consolidation.

     General and Administrative Expenses. General and administrative expenses decreased $10.3 million or 7% in fiscal 1998 versus 1997 due to the effects of weaker currencies ($10.4 million), the 1997 Evanite divestiture ($3.0 million) and savings from headcount reductions in Europe resulting from rationalization/consolidation offset by the increase due to DETA ($10.8 million). Goodwill amortization decreased slightly as a result of the weakening of European currencies offset by the increased amortization resulting from the DETA acquisition.

     Operating Income. Operating income decreased $3.0 million, or 2.1%, as a result of the matters discussed above.

     Interest Expense. Interest expense decreased $6.5 million, or 5.5%, primarily due to the effect of changes in foreign exchange rates ($5.5 million) and to the lower rates related to the refinancing of debt in fiscal 1998, offset by the increased expense for the borrowing related to the acquisition of DETA.

     Other Income. Other income, net was $5.9 million for fiscal 1998 versus $12.4 million for fiscal 1997. The $6.5 million decrease principally relates to the fiscal 1997 gain on sale of Evanite ($8.3 million) and increased losses on the sales of accounts receivable and associated fees in Europe in fiscal 1998 ($7.6 million). Offsetting this decrease was a gain from an involuntary conversion due to a fire in fiscal 1998 ($5.6 million).

     Net Income. Net income decreased $26.0 million to a loss of $9.8 million in fiscal 1998, primarily as a result of a $28.5 million extraordinary loss (net of income tax benefit of $3.7 million) related to the early retirement of debt.

Seasonality and Weather

     We sell most of our automotive batteries during the fall and early winter (our second and third fiscal quarters). Retailers buy automotive batteries during these periods so they will have enough inventory when cold weather strikes. In addition, many of our industrial battery customers in Europe do not place their battery orders until the end of the calendar year. The seasonality of our business increases our working capital requirements.

     Demand for automotive batteries is significantly affected by the weather. Unusually cold winters or hot summers accelerate battery failure and increase demand for automotive replacement batteries. Mild winters and cool summers have the opposite effect. As a result, if our sales are reduced by an unusually warm winter or cool summer, it is not possible for us to recover these sales in later periods. Further, if our sales are adversely affected by the weather, we cannot make offsetting cost reductions to protect our gross margins because a large portion of our manufacturing and distribution costs are fixed. We have a number of products, such as marine batteries and lawn and garden tractor batteries that tend to offset this seasonality somewhat.

Liquidity and Capital Resources

     Our liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on our indebtedness and capital expenditures. Historically, we have met these liquidity requirements through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale leaseback transactions. We have a U.S. receivables purchase agreement and a European receivables purchase agreement under which the other parties have committed (subject to certain exceptions) to purchase selected accounts receivable from us, up to a maximum commitment of $75.0 million and $175.0 million, respectively. Our greatest cash demands from operations occur during the months of June through October. We believe we will be able to meet our requirements for liquidity with cash generated from operations, reduced working capital requirements, borrowings under the revolving credit portion of our credit agreement and the proceeds from sales of accounts receivable under our securitization facilities and/or sales of non-core assets.

     Our cash flow from operating activities was $78.1 million, $167.5 million (including $134.2 million of receivables sales) and $77.2 million (including $29.3 million of receivables sales) in fiscal 1997, 1998 and 1999, respectively. Because of the seasonality of our business, more cash is typically generated in our third and fourth fiscal quarters than the first and second quarters. In the next several years, we will evaluate the cost and benefit of closing additional plants in Europe which would necessitate cash payments for severance and other closure costs. We are reviewing all aspects of our operations and are planning to divest certain other non-core operations in order to generate cash.

     Exide's capital expenditures were $84.2 million, $87.3 million and $76.2 million in fiscal 1997, 1998 and 1999, respectively. The credit agreement restricts the amount of capital expenditures which we can make, but we believe that such restrictions will not adversely effect our capital expenditure programs.

     As of March 31, 1999, we had $448.1 million outstanding and $146.6 million available under our credit agreement after consideration of $24.0 million of outstanding letters of credit. Increases in interest rates on such obligations could adversely affect our results of operations and financial condition. The credit agreement is fully secured by guarantees of our European subsidiaries and by most of our fixed assets, inventory and receivables. We have an interest rate collar agreement which reduces the impact of changes in interest rates on a portion of our floating rate debt. The collar agreement effectively limits the PIBOR (Paris Interbank Offered Rate) base interest rate on 593.1 million French francs (U.S. $100 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000. We have two currency and interest rate swap agreements which effectively convert $175 million of borrowings under the credit agreement into 778.8 million French francs
(U.S. $133 million) and 25.2 million British pounds sterling (U.S. $42 million). We receive LIBOR (London Interbank Offered Rate) and pay PIBOR and pounds sterling LIBOR.

     The Company has an 81.5% investment in a European joint venture. The other party to the transaction has the right to require the Company to purchase its 18.5% interest in the joint venture at any time after September, 1999 for a defined multiple of earnings of the joint venture.

     As of March 31, 1999, we have significant net operating loss carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and certain European countries taxable income. ( See Note 9 to our Consolidated Financial Statements).

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

Effects of Inflation

     Inflation has not had a material impact on our operations during the past three years. We generally have been able to offset the effects of inflation with price increases, cost-reduction programs and operating efficiencies.

Future Environmental Developments

     We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations. Future environmental, health and safety standards may be more stringent. We anticipate that such potential standards could cause an increase in our capital expenditures and operating costs. Unless and until the standards are adopted it is not possible to estimate these costs with any certainty or to predict whether they will have a material effect on our financial condition or results of operations. See "Business--Environment, Health and Safety Matters."

Year 2000 Issue

     We rely on information technology systems (hardware, operating systems, software applications) to support many key operations of our business, including sales order processing, production scheduling, purchasing, distribution, financial accounting, and others. We have conducted initial assessments of all systems and have determined that many were not Year 2000 compliant. We believe all of these systems must be made compliant to ensure no material business interruption. To date, the majority of our information technology systems have been made compliant. Additionally, our Year 2000 plans include the assessment and related remediation of any non-information technology systems that may incorporate embedded computer chip technology. Some of our manufacturing equipment contains such technology.

     We have identified the systems/equipment that need remediation, as well as the actions, resources needed, and the time frames to perform the remediation. Compliance assessments are ongoing and we make modifications to individual project plans as needed. We are monitoring our overall remediation status on a regular basis, including periodic reporting to our audit committee.

     We have made significant progress in our Year 2000 remediation efforts. Costs for North American Year 2000 remediation are approximately $1.5 million, of which $0.9 million has been expended to date.

     We expect to achieve Year 2000 compliance in Europe for information technology and non-information technology systems by September 30, 1999. The estimated costs for our European Year 2000 remediation efforts is approximately $3.5 million of which $1.4 million has been expended to date.

     In addition to our own Year 2000 compliance, we believe that our business could potentially be adversely impacted if our key suppliers do not achieve timely and successful Year 2000 compliance with their systems and equipment. We have been in contact with our key business partners regarding their Year 2000 readiness. Our vertically integrated structure, particularly in North America and to a lesser extent in Europe, might mitigate the adverse impact of third parties' Year 2000 issues on us.

     We are implementing our Year 2000 program in the following seven phases, some of which have been completed, while others are being conducted concurrently:

     Inventory. This phase involved the identification and validation of an inventory of all systems that could be affected by the Year 2000 issue. The inventory phase has been completed.

     Assessment. This phase involved the initial testing and code scanning to determine whether remediation is needed and to develop a remediation plan, if applicable. The assessment of business information systems for both North America and Europe was completed by April 1998. The assessment of infrastructure items and embedded systems was substantially completed by June 1998 for North America and by December 1998 for Europe.

     Remediation. This phase involves the design and execution of a remediation plan. We have substantially completed the remediation of our critical systems and are on track to meet our remediation targets.

     System Test. This phase involves the testing of remediation items to ensure that they function normally after being returned to their original operating environment. It is closely related to the remediation phase and follows essentially the same schedule.

     Implementation. This phase involves the return of items to normal operation after satisfactory performance in system testing. It follows essentially the same schedule as remediation and system testing.

     Readiness Testing. This phase involves the planning for and testing of integrated systems in a Year 2000-ready environment, including ongoing auditing and follow-up. This phase commenced in the second quarter of 1999 and is expected to be a major focus of the Year 2000 program throughout 1999.

     Contingency Planning. This phase involves the development and execution of plans that narrow the focus on specific areas of significant concern and concentrate resources to address them. We currently believe that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or suppliers for a short time rather than systemic or long-term problems affecting our business operation as a whole. Our contingency planning will continue to review systems and other aspects of our business throughout 1999. Because there is uncertainty as to which activities may be affected and the exact nature of the problems that may arise, our contingency planning will focus on minimizing the scope and duration of any disruptions by having sufficient personnel and other resources in place to permit a flexible, real-time response to specific problems as they may arise at individual locations around the world. Specific contingency plans and resources for permitting the necessary flexibility of response have been identified and are being put into place.

     The cost of our Year 2000 program is being expensed as incurred with the exception of capitalizable replacement hardware. Total Year 2000 remediation spending is estimated at approximately $5.0 million (of which $2.3 million has been incurred as of March 31, 1999) and is not expected to be material to our operation, liquidity or capital resources.

     We do not currently anticipate that we will experience a significant disruption of our business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect Exide and third parties, including our customers, that are critical to our operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to our ability to carry on our normal operations in the area or areas so affected. In the event that we are unable to complete our remedial actions as described above and are unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on our business.

Conversion to the Euro Currency

     On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and a common currency, the Euro. We conduct significant business in these member countries. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. We are addressing the issues involved with the introduction of the Euro. The more important issues facing us include:

 .    converting information technology systems,

 .    reassessing currency risk,

 .    negotiating and amending contracts, and

 .    processing tax  and accounting records.

     Based upon progress to date, we believe that use of the Euro has not and will not have a significant impact on the manner in which we conduct our business affairs and process our business and accounting records. Accordingly, conversion to the Euro has not and is not expected to have a material effect on our financial condition or results of operations.

Quantitative and Qualitative Disclosures About Market Risks

     We are exposed to market risks from changes in foreign currency exchange rates, certain commodity prices and interest rates. In order to manage these risks, we participate in a risk management program, which includes entering into a variety of foreign exchange and commodity forward contracts and options.

     A discussion of our accounting policies for derivative instruments is provided in Notes 1 and 3 to the financial statements. We maintain risk management control systems to monitor foreign exchange, commodity and interest rate risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value-at-risk models. The following analyses are based on sensitivity analysis tests which assume instantaneous, parallel shift in exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of sensitivity shifts.

  Foreign Currency Exchange Rate Risk

     We have foreign currency exposures related to buying, selling and financing in currencies other than the local currencies in which we operate. More specifically, we are exposed to foreign currency risk related to uncertainty to which future earnings or assets and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies. Currently, our most significant foreign currency exposures relate to France, Italy, United Kingdom, Spain and Germany.

     As of March 31, 1999, the net fair value asset of financial instruments with exposure to foreign currency risk was about $4.9 million. The potential loss in fair value liability for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be about $12.0 million. The model assumes a parallel shift in foreign currency exchange rates; however, exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates.

  Commodity Price Risk

     We enter into commodity forward and option contracts. Such contracts are executed to offset our exposure to the potential change in prices mainly for various metals used in the manufacturing of our lead acid batteries. The net fair value liability of such contracts, excluding the underlying exposures, as of March 31, 1999 was about $19.8 million. The potential change in the fair value of commodity forward and option contracts, assuming a 10% change in underlying commodity price, would be about $2.0 million at March 31, 1999. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

  Interest Rate Risk

     We have historically entered into interest rate swaps and other interest sensitive forward and option contracts. Such contracts are executed to offset our exposure to interest rate risk on our debt.

  Certain Hedging Activities

     On May 11, 1998, we entered into an interest rate bond swap agreement for $4.4 million (principal amount) of our 10% senior notes. Under the agreement, we paid LIBOR plus 1.75% to a counterparty and received from the counterparty the fixed coupon rate payments we made. At the end of the agreement, the counterparty was guaranteed repayment of its open market purchase price of the notes, which exceeded face value by $233,000. This debt modification was accounted for as an extinguishment of debt, and the related write-off of unamortized deferred financing costs, along with the premium paid by the counterparty, resulted in an extraordinary loss of $301,000.

     In October 1998, we paid an amendment fee of $6.0 million to the counterparty to the interest rate swap agreements related to $45.1 million of our 10% senior notes due 2005. This fee was recorded as other expense in the third fiscal quarter of 1999. In November 1998, we terminated the $45.1 million interest rate swap agreements. In connection with such termination, we made a cash payment of $4.6 million, of which $2.5 million was recorded as a bond discount. In January 1999, we amended certain provisions (effective December 27,
1998) of our existing credit agreement. After consideration of the amendments, we were in compliance with all covenants. As of March 31, 1999, the net fair value of the foreign currency and interest rate protection agreements was $3.9 million. These agreements effectively converted $175.0 million of debt into 788 million French francs (U.S. $133.0 million) and 25.2 million pounds sterling (U.S. $42.0 million).

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. We are required to adopt SFAS No. 133 with our fiscal year ending March 31, 2002 and are currently assessing the effect that it may have on our consolidated financial statements.

     SFAS No. 133 provides that, if certain conditions are met, a derivative may be specifically designated as:

 .    a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value hedge");

 .    a hedge of the exposure to variable cash flows of a forecasted transaction
     (a "cash flow hedge"); or

 .    a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction (a "foreign currency hedge").

Under SFAS No. 133, the accounting for changes in the fair value of a derivative depends on its intended use and designation. For a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item. For a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. For a foreign currency hedge, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment. For all other items not designated as hedging instruments, the gain or loss is recognized in earnings in the period of change.

Item 8.  Financial Statements and Supplementary Data

     See Index to Consolidated Financial Statements and Schedule at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following sets forth certain biographical data regarding our current directors and executive officers:

     Robert A. Lutz, 67, has served as Chairman, President and Chief Executive Officer of Exide since December 1998. Mr. Lutz retired in July 1998 as Vice Chairman of Chrysler. Previously, Mr. Lutz was Chrysler's President and Chief Operating Officer responsible for its car and truck operations worldwide. Prior to joining Chrysler, Mr. Lutz held senior executive and operating positions with Ford, GM and BMW. Mr. Lutz is also a director of Northrop Grumman, ASCOM, a Swiss telecommunications and electronics company, and Silicon Graphics.

     Santiago Ramirez, 47, has been the chief executive officer of Exide Holding Europe, our principal European subsidiary, since July 1995. He joined Exide in 1994 when we acquired Sociedad Espanola del Acumulador Tudor, S.A. ("Tudor"), a European lead acid battery manufacturer. At the time we acquired Tudor, Mr. Ramirez was its chief executive officer.

     James M. Diasio, 42, has been our Executive Vice President and Chief Financial Officer since October 1998. He returned to Exide after serving, since October 1997, as the Vice President, Finance at American Meter Company, a worldwide supplier of gas meters, regulators, instrumentation and controls. Mr. Diasio previously served as Exide's Vice President and Controller from August 1996 to September 1997 and Controller from April 1994 to August 1996.

     Ronald J. Gardhouse, 52, has been Executive Vice President and Chief Financial Officer Exide Holding Europe since May 1999, following his retirement from a 24-year career with Chrysler. During his tenure at Chrylser, Mr. Gardhouse served as Assistant Treasurer from 1993 to 1996 and President, Asia Pacific Operations from July 1996 to April 1999.

     Jack J. Sosiak, 60, has been Exide's senior executive in charge of human resources since 1983, most recently as Executive Vice President since February 1995.

     John R. Van Zile, 47, has been our Vice President and General Counsel since October 1996. Prior to joining Exide, Mr. Van Zile was Assistant General Counsel/Assistant Secretary of Coltec Industries, a manufacturer of commercial, industrial and aerospace products, a position he held since January 1985.

     Francois J. Castaing, 54, has served as a director of Exide since March 1999. Mr. Castaing is President of Castaing & Associates, an automotive industry consulting firm. From 1987 until his retirement in 1997, Mr. Castaing was an executive with Chrysler, most recently an Executive Vice President, responsible for vehicle engineering.

     Robert H. Irwin, 71, has served as a director of Exide since July 1990. Mr. Irwin is retired and provides consulting services to various companies. Prior to his retirement, Mr. Irwin worked for 30 years at Chrysler in a variety of engineering and managerial positions and then as President of The Batesville Casket Company. Mr. Irwin is also a director of Le Roy Industries, Inc., a manufacturer of automotive parts.

     John A. James, 57, became a director of Exide in March 1999. Mr. James is Chairman of the Board and Chief Executive Officer of The O-J Group, a group of transportation-related companies which he co-founded in 1971. Mr. James is also a director of the Hartford Development Foundation and a member of the National Association of Black Automotive Suppliers.

     Heinz C. Prechter, 57, became a director of Exide in March 1999. Mr. Prechter is Chairman of Prechter Holdings, a holding company he founded in 1965 that owns various manufacturing companies, one of which is a supplier of the automobile industry. Mr. Prechter is also the Founding Chairman and Director of Automotive Supplier Co-Operative.

     Thomas J. Reilly, Jr., 59, became a director of Exide in 1996. Until 1996, Mr. Reilly was a partner with Arthur Andersen LLP, which he joined in 1965. Mr. Reilly is also a director of Richards Apex, Inc., a chemical manufacturing company, and R.W. Sauder, Inc., an egg processing and marketing company.

     John E. Robson, 68, became a director of Exide in March 1999. Mr. Robson is an investment banker with BancBoston Robertson Stephens Inc. From 1989 to 1993, Mr. Robson served as Deputy Secretary of the United States Treasury. Mr. Robson is also a director of ProLogis Trust, a global provider of distribution services and facilities, Monsanto and Northrop Grumman.

     James T. Watson, 63, has served as a director of Exide since 1997. Mr. Watson spent over 30 years with Chrysler in various senior purchasing positions, most recently as Director--International Procurement. He was appointed Vice President--Procurement for Porsche AG in 1997.


ITEM 11.  Executive Compensation

     The information under the heading Executive Compensation in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 11, 1999, is hereby incorporated by reference.


ITEM 12.  Description of Capital Stock

     The information under the heading Stock Ownership in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 11, 1999, is hereby incorporated by reference.

ITEM 13.  Certain Relationships and Related Transactions

     The information under the heading Certain Transactions in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 11, 1999, is hereby incorporated by reference.

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

     The Company's core business, the design, manufacture and sale of lead acid batteries, and the Company's structure involves risk and uncertainty. Important factors that could affect the Company's results include, but are not limited to
(i) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (ii) the Company's substantial debt and debt service requirements which restrict the Company's operational and financial flexibility, as well as imposing significant interest and financing costs, (iii) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (iv) the Company's assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (v) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company's results because it is a major constituent in most of the Company's products, (vi) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (vii) the Company's consolidation and rationalization of recently acquired European entities requires substantial management time and financial and other resources and is not without risk, and
(viii) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations. Therefore, the Company cautions each reader of this report to carefully consider those factors here-in-above set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EXIDE CORPORATION

                              By: /s/ Robert A Lutz
                                  ------------------------------------------
                                  Robert A. Lutz
                                  Chairman, President and
                                  Chief Executive Officer

                              By: /s/ James M. Diasio
                                  ------------------------------------------
                                  James M. Diasio
                                  Executive Vice President and
                                  Chief Financial Officer
Date:   June 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 By:  /s/ Robert A. Lutz                         By:  /s/ John A. James
      ---------------------------------------         --------------------------
      Robert A. Lutz, Chairman, President and         John A. James, Director
      Chief Executive Officer

 By:  /s/ James M. Diasio                        By:  /s/ Heinz C. Prechter
      -----------------------------------------       --------------------------
      James M. Diasio, Executive Vice President       Heinz C. Prechter,
      and Chief Financial Officer                     Director

 By:  /s/ Kenneth S. Pawloski                    By:  /s/ Thomas J. Reilly, Jr.
      -----------------------------------------       --------------------------
      Kenneth S. Pawloski, Vice President,            Thomas J. Reilly, Jr.,
      Corporate Controller                            Director

 By:  /s/ Francois J. Castaing                   By:  /s/ John E. Robson
      -----------------------------------------       --------------------------
      Francois J. Castaing, Director                  John E. Robson, Director

 By:  /s/ Robert H. Irwin                        By:  /s/ James T. Watson
      -----------------------------------------       --------------------------
      Robert H. Irwin, Director                       James T. Watson, Director

                               INDEX TO EXHIBITS

3.1 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (No. 333 - 29991).

3.2    Restated Bylaws of the Registrant.

3.3 Form of Rights Agreement dated as of September 18, 1998 between Exide Corporation and American Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Shares, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 21, 1998.

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

4.3 Indenture dated as of December 15, 1995 between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.7 to the Registrant's 1996 Annual Report on Form 10-K.

4.4 Fiscal and Paying Agency Agreement, dated April 23, 1997, by and among Exide Holding Europe S.A., Exide Corporation, The Bank of New York and Deutsche Bank Aktiengesellschaft, incorporated by reference to Exhibit
       4.9 to the Registrant's 1997 Annual Report on Form 10-K.

10.1 Receivables Purchase Agreement, dated as of March 31, 1997, among Exide U.S. Funding Corporation, Three Rivers Funding Corporation and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's 1997 Annual Report on Form 10-K.

10.2 Sale Agreement, dated March 31, 1997, between the Registrant and Exide U.S. Funding Corporation, incorporated by reference to Exhibit 10.2 to the Registrant's 1997 Annual Report on Form 10-K.

10.3 Separation Agreement with Arthur M. Hawkins/CynArt L.L.C. effective October 15, 1998, incorporated by reference to Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998.

10.4 Separation Agreement with Douglas N. Pearson effective October 15, 1998, incorporated by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998.

10.5 Separation Agreement with Alan E. Gauthier effective July 31, 1998, incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998.

10.6 Employment Agreement with James Diasio dated September 18, 1998, incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998.

10.7   Employment Agreement with Robert A. Lutz.

10.8 Lease Agreement dated July 1, 1988 between the Registrant and an officer of the Registrant pertaining to Chippewa Trail Lodge, incorporated by reference to Exhibit 10.28 to the Registrant's 1989 Annual Report on Form 10-K.

10.9 Amendment to Lease Agreement dated October 24, 1988 between the Registrant and Chippewa Trail Lodge, Inc., incorporated by reference to
       Exhibit 10.29 to the Registrant's 1989 Annual Report on Form 10-K.

10.10 Assignment of Lease dated July 1, 1988 between an officer of the Registrant and Chippewa Trail Lodge, Inc., incorporated by reference to
       Exhibit 10.30 to the Registrant's 1989 Annual Report on Form 10-K.

10.11 Assignment and Assumption of Lease dated October 24, 1988 between an officer of the Registrant and Chippewa Trail Lodge, Inc., incorporated by reference to Exhibit 10.31 to the Registrant's 1989 Annual Report on Form 10-K.

10.12 Second Amendment to Lease Agreement dated July 1, 1995 between the Registrant and Chippewa Trail Lodge, Inc., incorporated by reference to
       Exhibit 10.11 to the Registrant's 1998 Annual Report on Form 10-K.

10.13 Lease Agreements (Series A and Series B) dated September 1, 1976 pertaining to the Salina, Kansas manufacturing facilities, incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (No. 33-13632), as amended (the "S-1 Registration Statement").

10.14 Lease Agreement dated August 1, 1978, pertaining to the Reading, Pennsylvania engineering facilities, incorporated by reference to Exhibit
       10.23 to the S-1 Registration Statement.

10.15 Lease Agreement dated January 5, 1978, pertaining to the City of Industry, California distribution facilities, incorporated by reference to Exhibit 10.24 to the S-1 Registration Statement.

10.16 Lease Agreement dated August 11, 1986, pertaining to the Sumner, Washington Distribution facilities, incorporated by reference to Exhibit
       10.27 to the S-1 Registration Statement.

10.17 Lease Agreement beginning December 1, 1987, pertaining to the Travelers Rest, South Carolina distribution facilities, incorporated by reference to Exhibit 10.27 to the Registrant's 1988 Annual Report on Form 10-K.

10.18 Asset Purchase Agreement, dated as of June 10, 1991, between the Registrant and Yuasa Battery (America), Inc., incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 25, 1991.

10.19  EC Acquisition, Inc. 1993 Stock Award Plan, incorporated by reference to
       Exhibit 10.23 to the S-1 Registration Statement.

10.20  Exide 1993 Long Term Incentive Plan, incorporated by reference to
       Exhibit 10.25 to the  S-1 Registration Statement.

10.21 Exide 1997 Stock Option Plan, incorporated by reference to Exhibit 10.20 to the Registrant's 1998 Annual Report on Form 10-K.

10.22 Amended and Restated 1996 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

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

10.24 Credit and Guarantee Agreement dated December 19, 1997 among the Registrant, certain of the Registrant's subsidiaries, Lehman Brothers Inc., Credit Suisse First Boston, Lehman Commercial Paper Inc. and other lenders and related amendment dated May 27, 1998, incorporated by reference to Exhibit 10.22 to the Registrant's 1998 Annual Report on Form 10-K.

10.25 Second Amendment to the Credit and Guarantee Agreement dated January 8, 1999, incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998.

10.26 Receivables Sale Agreement, dated June 3, 1997 among CMP Batteries Limited, Exide (Dagenham) Limited, Fulmen (U.K.) Limited, B.I.G. Batteries Limited and Exide Europe Funding LTD, incorporated by reference to Exhibit 10.23 to the Registrant's 1998 Annual Report on Form 10-K.

10.27 Lease Agreement dated February 7, 1994, pertaining to the Bristol, Tennessee manufacturing facility and related amendment dated May 1995 incorporated by reference to Exhibit 10.27 to the Registrant's 1996 Annual Report on Form 10-K.

21.1   Subsidiaries of the Registrant.

23.1   Consent of independent public accountants.

27.1 Financial data schedule.

                      EXIDE CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS               F-2
CONSOLIDATED STATEMENTS OF OPERATIONS                  F-3
CONSOLIDATED BALANCE SHEETS                            F-4
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY        F-6
CONSOLIDATED STATEMENTS OF CASH FLOWS                  F-7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             F-8
CONSOLIDATED SUPPORTING SCHEDULE FILED:
II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES    F-42

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Exide Corporation:

We have audited the accompanying consolidated balance sheets of Exide Corporation (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exide Corporation and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                    ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
     June 28, 1999

                      EXIDE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (in thousands, except share and per-share data)

                                                                               For the Fiscal Year Ended March 31
                                                                   ----------------------------------------------------------
                                                                         1997                1998                 1999
                                                                   ------------------  -------------------  -----------------
NET SALES                                                               $ 2,333,230         $  2,273,126         $  2,374,278

COST OF SALES                                                             1,737,954            1,670,408            1,817,949
                                                                        -----------          -----------          -----------

     Gross profit                                                           595,276              602,718              556,329
                                                                        -----------          -----------          -----------

OPERATING EXPENSES:
 Selling, marketing and advertising                                         290,076              311,683              334,638
 General and administrative                                                 145,869              135,606              169,744
 Goodwill amortization                                                       17,853               16,922               20,016
                                                                        -----------          -----------          -----------
                                                                            453,798              464,211              524,398
                                                                        -----------          -----------          -----------

     Operating income                                                       141,478              138,507               31,931

INTEREST EXPENSE, net                                                       118,837              112,301              111,679

OTHER (INCOME) EXPENSE, net                                                 (12,382)              (5,852)              28,852
                                                                        -----------          -----------          -----------
     Income (loss) before income taxes, minority
        interest and extraordinary loss                                      35,023               32,058             (108,600)

INCOME TAX PROVISION                                                         14,732               13,475               23,001
                                                                        -----------          -----------          -----------

     Income (loss) before minority interest and
        extraordinary loss                                                   20,291               18,583             (131,601)

MINORITY INTEREST                                                             1,299                 (114)              (1,981)
                                                                        -----------          -----------          -----------

     Income (loss) before extraordinary loss                                 18,992               18,697             (129,620)

EXTRAORDINARY LOSS RELATED TO EARLY
   RETIREMENT OF DEBT, net of income tax benefit
   of $3,667 in 1998                                                         (2,767)             (28,513)                (301)
                                                                        -----------          -----------          -----------
                Net income (loss)                                       $    16,225         $     (9,816)        $   (129,921)
                                                                        ===========          ===========          ===========

BASIC EARNINGS PER SHARE:
 Income (loss) before extraordinary loss                                $      0.92         $       0.91         $      (6.11)
 Extraordinary loss                                                           (0.13)               (1.39)               (0.01)
                                                                        -----------          -----------          -----------
               Net income (loss)                                        $      0.79         $      (0.48)        $      (6.12)
                                                                        ===========          ===========          ===========

DILUTED EARNINGS PER SHARE:
 Income (loss) before extraordinary loss                                $      0.90         $       0.87         $      (6.11)
 Extraordinary loss                                                           (0.13)               (1.32)               (0.01)
                                                                        -----------          -----------          -----------
               Net income (loss)                                        $      0.77         $      (0.45)        $      (6.12)
                                                                        ===========          ===========          ===========
WEIGHTED AVERAGE SHARES:
 Basic                                                                   20,502,014           20,587,782           21,245,494
                                                                        ===========          ===========           ==========
 Diluted                                                                 21,204,241           21,641,786           21,245,494
                                                                        ===========          ===========           ==========


       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per-share data)


                                                                                        March 31
                                                                            -----------------------------

                                  ASSETS                                         1998              1999
                                  ------                                    ------------       ----------
CURRENT ASSETS:
 Cash and cash equivalents                                                   $   35,613        $   20,596
 Receivables, net of allowance for doubtful accounts
   of $37,488 and $54,111, respectively                                         434,679           388,665
 Inventories                                                                    572,188           522,471
 Prepaid expenses and other                                                      32,455            20,541
 Deferred income taxes                                                           14,896            13,303
                                                                             ----------        ----------

         Total current assets                                                 1,089,831           965,576
                                                                             ----------        ----------

PROPERTY, PLANT AND EQUIPMENT:
 Land                                                                            50,401            46,628
 Buildings and improvements                                                     241,289           244,538
 Machinery and equipment                                                        479,252           494,079
 Construction in progress                                                        53,354            24,216
                                                                             ----------        ----------

                                                                                824,296           809,461
 Less- Accumulated depreciation and amortization                               (289,183)         (310,801)
                                                                             ----------        ----------

         Property, plant and equipment, net                                     535,113           498,660
                                                                             ----------        ----------

OTHER ASSETS:
 Goodwill, net                                                                  570,251           566,173
 Investments in affiliates                                                       24,620            23,072
 Deferred financing costs, net                                                   20,050            16,967
 Deferred income taxes                                                           61,461            61,019
 Other                                                                           47,290            36,374
                                                                             ----------        ----------

                                                                                723,672           703,605
                                                                             ----------        ----------

         Total assets                                                        $2,348,616        $2,167,841
                                                                             ==========        ==========


       The accompanying notes are an integral part of these statements.

                                  (Continued)

                      EXIDE CORPORATION AND SUBSIDIARIES

                (In thousands, except share and per-share data)

                                                                                        March 31
                                                                            --------------------------------
                                                                                 1998              1999
                                                                            ---------------  ----------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
 Short-term borrowings                                                          $   17,953        $   20,881
 Current maturities of long-term debt                                               35,112            30,439
 Accounts payable                                                                  255,952           250,625
 Accrued interest                                                                   26,865            27,181
 Accrued compensation                                                               66,160            70,292
 Product warranty reserve                                                           35,192            44,988
 Other current liabilities                                                         113,681            82,398
                                                                                ----------        ----------

         Total current liabilities                                                 550,915           526,804
                                                                                ----------        ----------

LONG-TERM DEBT                                                                   1,195,918         1,154,486
                                                                                ----------        ----------

NONCURRENT RETIREMENT OBLIGATIONS                                                  114,480           134,051
                                                                                ----------        ----------

OTHER NONCURRENT LIABILITIES                                                       173,051           183,652
                                                                                ----------        ----------

COMMITMENTS AND CONTINGENCIES (Notes 2,12 and 14)

MINORITY INTEREST                                                                   19,304            17,646
                                                                                ----------        ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 60,000,000 shares authorized; 21,328,439
  and 21,359,495, shares issued and outstanding                                        213               213
 Additional paid-in capital                                                        489,851           490,147
 Accumulated deficit                                                               (33,084)         (164,712)
 Notes receivable--stock award plan                                                 (1,609)             (786)
 Unearned compensation                                                                (322)             (129)
 Accumulated other comprehensive loss                                             (160,101)         (173,531)
                                                                                ----------        ----------

         Total stockholders' equity                                                294,948           151,202
                                                                                ----------        ----------

         Total liabilities and stockholders' equity                             $2,348,616        $2,167,841
                                                                                ==========        ==========


     The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE FISCAL YEARS ENDED MARCH 31, 1997, 1998 AND 1999
                     (In thousands, except per-share data)

                                                                        Notes
                                                      Additional      Receivable-
                                         Common         Paid-in       Stock Award      Unearned     Accumulated
                                          Stock         Capital          Plan        Compensation     Deficit
                                         ------       ------------    -----------    ------------   -----------
Balance at March 31, 1996                $  209       $    490,919    $   (1,696)    $      (710)   $   (36,121)
 Net income for fiscal 1997                  --                 --            --              --         16,225
    Minimum pension liability
         adjustment, net of tax              --                 --            --              --             --
    Translation adjustment                   --                 --            --              --             --

      Comprehensive income (loss)

 Common stock issued for acquisitions         4             (1,741)           --              --             --
 Common stock issued under employee
  stock purchase plan                        --                211            --              --             --
 Common stock issued pursuant to Board
  of Directors' grants                       --                 38            --              --             --
 Amortization of unearned compensation       --                 --            --             194             --
 Cash dividends paid ($0.08/share)           --                 --            --              --         (1,673)
                                         ------       ------------    ----------     -----------    -----------
Balance at March 31, 1997                   213            489,427        (1,696)           (516)       (21,569)
                                         ------       ------------    ----------     -----------    -----------
 Net loss for fiscal 1998                    --                 --            --              --         (9,816)
 Minimum pension liability
  adjustment, net of tax                     --                 --            --              --             --
 Translation adjustment                      --                 --            --              --             --

      Comprehensive income (loss)

 Common stock issued under employee
  stock purchase plan                        --                172            --              --             --
 Common stock issued pursuant to Board
  of Directors' grants                       --                318            --              --             --
 Forfeiture of common stock grants           --                (66)           66              --             --
 Payment for common stock grants             --                 --            21              --             --
 Amortization of unearned compensation       --                 --            --             194             --
 Cash dividends paid ($0.08/share)           --                 --            --              --         (1,699)
                                         ------       ------------    ----------     -----------    -----------
Balance at March 31, 1998                   213            489,851        (1,609)           (322)       (33,084)
                                         ------       ------------    ----------     -----------    -----------
 Net loss for fiscal 1999                    --                 --            --              --       (129,921)
 Minimum pension liability
  adjustment, net of tax                     --                 --            --              --             --
 Translation adjustment                      --                 --            --              --             --

      Comprehensive income (loss)

 Common stock issued under employee
  stock purchase plan                        --                148            --              --             --
 Common stock issued pursuant to Board
  of Directors' grants                       --                165           (51)             --             --
 Forfeiture of common stock grants           --                (17)           17              --             --
 Payment for common stock grants             --                 --           857              --             --
 Amortization of unearned compensation       --                 --            --             193             --
 Cash dividends paid ($0.08/share)           --                 --            --              --         (1,707)
                                         ------       ------------       -------     -----------    -----------
Balance at March 31, 1999                $  213       $    490,147       $  (786)    $      (129)   $  (164,712)
                                         ======       ============       =======     ===========    ===========

                                                        Accumulated Other
                                                   Comprehensive Income (Loss)
                                                ----------------------------------
                                                 Minimum
                                                 Pension
                                                 Liability       Cumulative
                                                Adjustment,      Translation        Comprehensive
                                                Net of Tax       Adjustment         Income (Loss)
                                                -----------      -----------        -------------


 Balance at March 31, 1996                      $    (5,956)     $     (7,245)
  Net income for fiscal 1997                             --                --       $      16,225
     Minimum pension liability
          adjustment, net of tax                        963                --                 963
     Translation adjustment                              --           (82,211)            (82,211)
                                                                                     ------------
       Comprehensive income (loss)                                                   $    (65,023)
                                                                                     ============
  Common stock issued for acquisitions                   --                --
  Common stock issued under employee
   stock purchase plan                                   --                --
  Common stock issued pursuant to Board
   of Directors' grants                                  --                --
  Amortization of unearned compensation                  --                --
  Cash dividends paid ($0.08/share)                      --                --
                                                -----------      ------------
 Balance at March 31, 1997                           (4,993)          (89,456)
                                                -----------      ------------
  Net loss for fiscal 1998                               --                --        $     (9,816)
  Minimum pension liability
   adjustment, net of tax                             2,226                --               2,226
  Translation adjustment                                 --           (67,878)            (67,878)
                                                                                     ------------
       Comprehensive income (loss)                                                   $    (75,468)
                                                                                     ============
  Common stock issued under employee
   stock purchase plan                                   --                --
  Common stock issued pursuant to Board
   of Directors' grants                                  --                --
  Forfeiture of common stock grants                      --                --
  Payment for common stock grants                        --                --
  Amortization of unearned compensation                  --                --
  Cash dividends paid ($0.08/share)                      --                --
                                                -----------      ------------
 Balance at March 31, 1998                           (2,767)         (157,334)
                                                -----------      ------------
  Net loss for fiscal 1999                               --                --        $   (129,921)
  Minimum pension liability
   adjustment, net of tax                               985                --                 985
  Translation adjustment                                 --           (14,415)            (14,415)
                                                                                     ------------
       Comprehensive income (loss)                                                   $   (143,351)
                                                                                     ============
  Common stock issued under employee
   stock purchase plan                                   --                --
  Common stock issued pursuant to Board
   of Directors' grants                                  --                --
  Forfeiture of common stock grants                      --                --
  Payment for common stock grants                        --                --
  Amortization of unearned compensation                  --                --
  Cash dividends paid ($0.08/share)                      --                --
                                                -----------      ------------
 Balance at March 31, 1999                      $    (1,782)     $   (171,749)
                                                ===========      ============

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              For the Fiscal Year Ended March 31
                                                                                             ------------------------------------
                                                                                                1997         1998         1999
                                                                                             -----------  ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                           $    16,225  $   (9,816) $   (129,921)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities-
    Depreciation and amortization                                                                115,308     109,167       127,890
    Extraordinary loss                                                                             2,767      28,513           301
    Gain on sale of business                                                                      (8,344)         --            --
    Deferred income taxes                                                                          6,255       6,515         9,106
    Original issue discount on notes                                                              19,502      10,080         9,341
    Provision for losses on accounts receivable                                                    4,638       7,060        23,243
    Provision for severance and litigation                                                            --          --        17,103
    Minority interest                                                                              1,299        (114)       (1,981)
 Net proceeds from sale of receivables                                                            <6,839>     134,187        29,263
 Changes in assets and liabilities excluding effects
   Of acquisitions and divestitures-
    Receivables                                                                                  (20,543)     (8,074)      (26,353)
    Inventories                                                                                   22,717     (29,871)       51,307
    Prepaid expenses and other                                                                    (6,766)     (7,801)         (749)
    Payables and accrued expenses                                                                (72,424)    (32,899)      (49,715)
    Other, net                                                                                     4,331     (39,448)       18,384
                                                                                             -----------  ----------  ------------
                Net cash provided by operating activities                                         78,126     167,499        77,219
                                                                                             -----------  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of certain businesses                                                              (15,057)    (40,455)      (14,825)
 Capital expenditures                                                                            (84,200)    (87,315)      (76,211)
 Equipment purchases held for sale                                                                    --      (8,015)          (--)
 Proceeds from sales of assets                                                                    37,605      50,303        41,707
 Insurance proceeds from fire damage                                                                  --       9,300        26,973
                                                                                             -----------  ----------  ------------
                Net cash used in investing activities                                            (61,652)    (76,182)      (22,356)
                                                                                             -----------  ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in short-term borrowings                                                                 9,080       2,743         3,439
 Borrowings under Global Credit Facilities Agreement                                                  --     540,022       606,791
 Repayments under Global Credit Facilities Agreement                                                  --     (67,886)     (659,471)
 Borrowings under U.S. Credit Agreement                                                           17,000     272,500            --
 Repayment of U.S. Credit Agreement borrowings                                                        --    (289,500)           --
 Borrowings under European Facilities Agreement                                                       --     151,884            --
 Repayment of European Facilities Agreement                                                      (25,329)   (474,854)           --
 Repayment of European Term Loans                                                                (11,138)         --            --
 Repayment of Acquired Debt                                                                           --     (64,644)           --
 Issuance of 9.125% Senior Notes                                                                      --     102,130            --
 Retirement of 10.75% Senior Notes                                                                    --    (150,000)           --
 Retirement of 12.25% Senior Subordinated Notes                                                       --    (106,002)           --
(Decrease) increase in other debt                                                                 (3,445)      7,002       (17,490)
 Debt issuance costs                                                                              (1,495)    (17,142)       (1,800)
 Dividends paid                                                                                   (1,673)     (1,699)       (1,707)
                                                                                             -----------  ----------  ------------
                Net cash used in financing activities                                            (17,000)    (95,446)      (70,238)
                                                                                             -----------  ----------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                                                                 (4,027)     (2,964)          358
                                                                                             -----------  ----------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (4,553)     (7,093)      (15,017)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                      47,259      42,706        35,613
                                                                                             -----------  ----------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                       $    42,706  $   35,613  $     20,596
                                                                                             ===========  ==========  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for -
    Interest (net of amounts capitalized)                                                    $    92,726  $   96,415  $     93,995
    Income taxes                                                                             $    15,224  $    6,423  $     10,852

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In thousands, except share and per-share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Exide Corporation and all of its majority owned subsidiaries (collectively the "Company"). All significant intercompany transactions have been eliminated.

Investments in affiliates largely represents investments accounted for by the cost method. Investments in 20%-to 50%-owned companies are included in the consolidated financial statements on the basis of the equity method of accounting. The Company's equity in the net income (loss) of these companies is not material.

Nature of Operations

The Company is the largest manufacturer and marketer of lead acid batteries in the world consisting of automotive batteries in North America and automotive and industrial batteries in Europe. The Company markets automotive batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers. The Company's industrial batteries consist of traction batteries, such as those for use in forklift trucks and other electric vehicles, and standby batteries used for back-up power applications, such as those for telecommunication systems.

Seasonality and Weather

The automotive aftermarket is seasonal as retail sales of replacement batteries are generally higher in the fall and winter. Accordingly, demand for the Company's automotive batteries is generally highest in the fall and early winter (the Company's second and third fiscal quarters) as retailers build inventories in anticipation of the winter season. European sales are concentrated in the fourth calendar quarter (the Company's third fiscal quarter) due to the shipment of batteries for the winter season and the practice of many industrial battery customers (particularly governmental and quasi-governmental entities) of deferring purchasing decisions until the end of the calendar year. Demand for automotive batteries is significantly affected by weather conditions. Unusually cold winters or hot summers accelerate battery failure and increase demand for automotive replacement batteries. Mild winters and cool summers have the opposite effect.

                      EXIDE CORPORATION AND SUBSIDIARIES

Major Customers and Concentration of Credit

The Company has a number of major retail and OEM customers, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales during any of the fiscal years presented. The Company does not believe that a material part of its business is dependent upon a single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company's largest customers would most likely have a negative short-term impact on the Company's results of operations.

During the fourth fiscal quarter of 1999, the Company terminated its supplier agreement with a major retail customer. Costs associated with the contract termination included write-offs of inventory of $1,900 included in cost of sales, and prepaid customer incentives of $5,400 which are reflected as a reduction of net sales.

During fiscal 1998 and 1999 certain of the Company's North American retail customers declared bankruptcy. In connection with these bankruptcies, the Company recorded provisions for losses on accounts receivable of $6,300 and $5,800 during 1998 and 1999, respectively.

Foreign Currency Translation

The functional currency of each of the Company's foreign subsidiaries is generally the respective local currency. Assets and liabilities of the Company's foreign subsidiaries and affiliates are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at average monthly exchange rates. Translation gains or losses are recorded in other comprehensive income, a component of stockholders' equity, and transaction gains and losses are included in other (income) expense, net. The Company recorded net transaction (gains) losses of $5,796, ($6,815) and $8,600 in fiscal 1997, 1998 and 1999, respectively.


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

                      EXIDE CORPORATION AND SUBSIDIARIES

Prepaid Expenses and Other

Prepaid expenses and other consists principally of the current portion of deferred financing costs, prepaid customer incentives, prepaid sponsorship costs and, in fiscal 1998, equipment purchased for subsequent sale and leaseback.

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

     Buildings and improvements                       5 to 40 years
     Machinery and equipment                          3 to 10 years


Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. In connection with constructing property and equipment, the Company capitalized $2,444, $1,277 and $967 of interest costs during fiscal years 1997, 1998 and 1999, respectively. Depreciation expense was $82,842, $78,097 and $96,750 for fiscal years 1997, 1998 and 1999, respectively.

The Company recorded gains of $5,600 and $1,600 in fiscal 1998 and 1999, respectively, on involuntary conversions of certain property and equipment due to fire damage.

Goodwill

Goodwill is amortized over 40 years on a straight-line basis. Accumulated amortization as of March 31, 1998 and 1999, was $58,379 and $76,659, respectively. It is the Company's policy to review goodwill (and other long-lived assets) for possible impairment, when an indication of impairment exists, on the basis of whether the carrying amount of such assets is fully recoverable from projected, undiscounted net cash flows of the related business. If such a review would indicate that the carrying amount of goodwill and/or other long-lived assets is not recoverable, then the Company's policy is to reduce the carrying amount of such assets to fair value. During fiscal 1999, the Company wrote off $2,419 of goodwill associated with certain U.S. branches, as well as the decision to shut down a U.S. lead smelter. These writeoffs are included in operating expenses.

                      EXIDE CORPORATION AND SUBSIDIARIES

Other Assets

Other assets consist principally of prepaid pension costs related to overfunded pension plans and noncurrent receivables.

Estimated Warranty Costs

The Company recognizes the estimated cost of warranty obligations as a reduction of sales in the period in which the related products are sold. These estimates are based on historical trends.

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

Other Noncurrent Liabilities

Other noncurrent liabilities consists principally of reserves for environmental cleanup, deferred gains related to the sale/leaseback of machinery and equipment and severance associated with restructurings and plant closures.

Earnings Per Share

Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options. Included below is a reconciliation of shares for the basic and diluted EPS computations.

                      EXIDE CORPORATION AND SUBSIDIARIES

                                         1997             1998             1999
                                     -----------      -----------      -----------
Basic EPS Shares                      20,502,014       20,587,782       21,245,494

Effect of Dilutive Securities            702,227        1,054,004               --
                                      ----------       ----------       ----------

Diluted EPS Shares                    21,204,241       21,641,786       21,245,494
                                      ==========       ==========       ==========

There is no difference between basic and diluted EPS regarding the amount of income (loss) before extraordinary loss used for the computations. The Convertible Senior Subordinated Notes (see Note 5), which, if converted, would result in an additional 4,992,571 common shares, have not been included in the diluted EPS calculation for all periods presented since the effect would be antidilutive. The effect of dilutive securities in the above table is primarily comprised of stock options and grants.

Options to purchase 496,000 and 266,000 shares with exercise prices ranging from $25.875 to $50 were outstanding at March 31, 1998 and 1999, respectively, but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. These options expire in the years 2000 to 2006. All other options outstanding at March 31, 1999 were not included in the fiscal 1999 computation of diluted EPS because of the Company's fiscal 1999 loss position.


Revenue Recognition

The Company records sales upon product shipment.

Advertising

The Company generally expenses advertising costs as incurred. The Company is party to certain sponsorship agreements, whereby they recognize the related costs over the life of the agreement, generally one year.

Comprehensive Income

In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS No. 130 requires the Company's change in the minimum pension liability and the foreign currency translation adjustments to be included in other comprehensive income/(loss). Prior years' financial statements have been reclassified to conform to these requirements. The minimum pension liability adjustment reflected in the

                      EXIDE CORPORATION AND SUBSIDIARIES
accompanying consolidated statements of stockholders' equity was net of deferred tax assets of $2,708, $1,505 and $1,133 as of March 31, 1997, 1998, and 1999,
respectively.

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

Risks Associated with International Operations and Currency Risk

The Company's international operations are subject to risks normally associated with foreign operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges and the modification or introduction of other government policies with potentially adverse effects. The majority of the Company's sales and expenses are denominated in currencies other than U.S. dollars, and changes in exchange rates may have a material effect on the Company's reported results of operations and financial position. In addition, a significant portion of the Company's indebtedness is denominated in U.S. dollars. For all periods presented, stockholders' equity was unfavorably impacted by the weakening of major European currencies, as shown in the accompanying financial statements.

The Company enters into foreign exchange contracts, including forward and purchased option contracts. The Company enters into forward exchange contracts to reduce the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities, as well as certain firm commitments and highly anticipated cash flows. The Company is also party to purchased option contracts which, if exercised, involve the sale or purchase of foreign currency at a fixed exchange rate for a specified period of time. As of March 31, 1999, the net value of open forward exchange and purchased option contracts and the related gains and losses were not material.

Reclassifications

Certain prior period amounts have been reclassified to conform to the fiscal 1999 presentation.

Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for

                      EXIDE CORPORATION AND SUBSIDIARIES
hedging activities. It requires that entities recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact of the statement and will be required to adopt it in the first quarter of fiscal 2002.

2.  ACQUISITIONS AND DIVESTITURES:

During the fourth quarter of fiscal 1999, the Company, as part of strategic review of its operations, identified certain noncore businesses for divestiture and the Board of Directors authorized and approved a related divestiture plan. The Company has hired an investment-banking firm, which is currently assisting in marketing the businesses. Based on the above actions, the Company recorded an impairment charge of $38,600 in cost of sales and $2,000 in operating expenses relative to the identified businesses. Before recognition of the impairment, these businesses had a net book value of approximately $72,400 and operating losses of approximately $8,400 during fiscal 1999. The Company anticipates selling the noncore businesses during fiscal 2000.

Effective September 1, 1997, the Company acquired three related German battery producers and marketers, DETA Akkumulatorenwerk GmbH, MAREG Accumulatoren GmbH and FRIWO SILBERKRAFT GmbH (together "DETA") for approximately $34,000 plus assumed debt of approximately $64,600. This acquisition was accounted for as a purchase and the results of DETA's operations were included in the Company's consolidated statements of operations effective September 1, 1997. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. With respect to the acquisition of DETA, the Company has recorded liabilities of $800 related to severance benefits for certain employees who were identified for termination. Through March 31, 1999, such severance benefits have been paid. This acquisition resulted in goodwill of approximately $33,600. The pro forma effect of this acquisition was not material.

In connection with previous European acquisitions, the Company recorded liabilities of $153,000, related to exit costs, primarily severance benefits to be paid to certain employees who were identified for termination as a result of consolidation and targeted plant closings. Through March 31, 1999, $134,900 of charge-offs have occurred consisting of $123,000 of severance benefits paid (including $54,700, $32,500 and $27,900 in fiscal 1997, 1998 and 1999, respectively) with the remaining amount associated with plant closing costs. Remaining expenditures will occur over the next several years as the Company is required to comply with European Union and other applicable regulations.

In fiscal 1997, the Company issued 366,009 shares of common stock to the former owners of a 25% minority interest in a European subsidiary. The Company acquired this 25% minority interest in fiscal 1996 for 350,000 shares of the Company's common stock. The additional shares issued were an adjustment due to changes in the price of

                      EXIDE CORPORATION AND SUBSIDIARIES
the Company's common stock, based on the terms of the acquisition.

Under the terms of a purchase agreement related to a fiscal 1996 acquisition of certain lead smelting operations, the Company is required to make an additional payment to the seller in fiscal 2000 if lead prices subsequent to the acquisition date reach defined levels. Based on the Company's projection of lead prices, a liability of $10,000 was recorded with a corresponding increase to goodwill in fiscal 1996. During fiscal 1999, the Company reduced these amounts by $5,000 based on current estimates.

In fiscal 1997, the Company sold certain net assets for approximately $23,000 and recorded a gain of approximately $8,300, which was included in other (income) expense, net in the accompanying consolidated statements of operations.

3.  INVENTORIES:

                                               March 31
                                   -------------------------------
                                      1998                 1999
                                   ------------       ------------
       Raw materials                   $143,652           $132,697
       Work-in-process                   78,004             74,549
       Finished goods                   350,532            315,225
                                       --------           --------
                                       $572,188           $522,471
                                       ========           ========


At March 31, 1998 and 1999, inventories valued by the LIFO method were approximately 30% of consolidated inventories. If all inventories had been determined using the first-in, first-out method, such inventories would have been $555,121 and $505,404 at March 31, 1998 and 1999, respectively. LIFO inventories primarily reflect the fair value of inventories as of August 31, 1989, when the Company was acquired in a leveraged buyout. The carrying amount of inventories on a LIFO basis exceeds replacement cost as inventories subsequently produced cost less to manufacture. The Company believes that no write-down of the carrying amount of inventories to replacement cost is necessary, as no loss is expected to be realized upon their final sale.

In connection with the purchase of lead for anticipated manufacturing requirements, the Company enters into commodity forward and futures contracts. These contracts are used as a hedging strategy to help protect against volatility in lead prices. The Company remains at risk for possible changes in the market value of the commodity contracts; however, such risk should be mitigated by price changes in lead. The contracts are accounted for as hedges and, accordingly, gains or losses are deferred and recognized in inventory upon execution of the contract. At March 31, 1999, the Company had outstanding contracts hedging lead purchases through March 31, 2000 at fixed prices of approximately $19,800.

                      EXIDE CORPORATION AND SUBSIDIARIES

4.  SHORT-TERM BORROWINGS:

At March 31, 1998 and 1999, short-term borrowings of $17,953 and $20,881, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's non-U.S. subsidiaries.
Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current market rates plus up to 4.5%. As of March 31, 1998 and 1999, the weighted average interest rate on these borrowings was 15.8% and 12.0%, respectively.

5.  LONG-TERM DEBT:

Following is a summary of the Company's long-term debt at March 31, 1998 and 1999:

                                                                  1998              1999
                                                            ----------------  ----------------
   Senior Secured Global Credit Facilities Agreement -
    borrowings primarily at LIBOR plus 2.0% - 2.25% (at
    a weighted average rate of 7.85% and 6.87% at March
    31, 1998 and 1999, respectively)                             $  472,136        $  424,186
   9.125% Senior Notes, (Deutsche mark denominated) due
    April 15, 2004                                                   94,644            96,373
   10% Senior Notes, due April 15, 2005                             300,000           297,682
   Convertible Senior Subordinated Notes, due
    December 15, 2005                                               307,036           316,377

   Other, including capital lease obligations  (see Note
    14) and other loans at interest rates generally
    ranging from 3.7% to 11.5% due in installments
    through 2015                                                     57,214            50,307
                                                                 ----------        ----------
                                                                  1,231,030         1,184,925
   Less- Current maturities                                         (35,112)          (30,439)
                                                                 ----------        ----------
                                                                 $1,195,918        $1,154,486
                                                                 ==========        ==========


On December 23, 1997, the Company replaced the existing U.S. Credit Agreement and European Facilities Agreement with a $650,000 Senior Secured Global Credit Facilities Agreement. This facility has three borrowing Tranches: a $150,000 six year multi-currency term A loan, a $250,000 seven and one-quarter year U.S. dollar term B loan, and a $250,000 six year multi-currency revolving credit line. This facility contains a number of financial and other covenants customary for such agreements including restrictions on new indebtedness, liens, leverage rates, acquisitions and capital expenditures. In fiscal 1999, the Company amended certain provisions of the existing $650,000 Senior Secured Global Credit Facilities Agreement. The Company was in compliance with all covenants as of March 31, 1999. Principal payments on nonrevolving debt started March 1998 and will continue through March 2005. The

                      EXIDE CORPORATION AND SUBSIDIARIES

Senior Secured Global Credit Facilities Agreement is fully secured by guarantees of the European subsidiaries and certain fixed assets, inventory and receivables. As of March 31, 1999, the Company has $23,952 of letters of credit outstanding which reduce availability under the Senior Secured Global Credit Facilities Agreement to $146,569. The write-off of the remaining deferred financing costs under the former U.S. Credit Agreement and European Facilities Agreement resulted in an extraordinary loss of $8,336 (net of income tax benefit of $2,899) in fiscal 1998.

On April 23, 1997, the Company issued 175 million Deutsche mark (U.S. $96,373) 9.125% Senior Notes due on April 15, 2004. The Company used the funds to repay indebtedness under the then existing U.S. credit agreement and previous European Facilities Agreement.

In April 1995, the Company issued $300,000 in aggregate principal amount of 10% Senior Notes. The 10% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2000, initially at 105% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after April 15, 2002.

During fiscal 1997, 1998 and 1999, the Company entered into a series of bond swap agreements for $19,975, $20,650 and $4,430 (principal amount), respectively of its 10% Senior Notes and $18,000 (principal amount) of its 10.75% Senior Notes in fiscal 1997. Under the agreements, the Company paid LIBOR plus 1.75% to a counterparty and received from the counterparty the fixed coupon rate payments made by the Company. At the end of the agreements, the counterparty was guaranteed repayment of its open market purchase price of the Notes which exceeded face value by $3,231. These debt modifications were accounted for as extinguishments of debt, and the related write-off of unamortized deferred financing costs along with the premium paid by the counterparty resulted in an extraordinary loss of $2,767, $1,521 and $301 in fiscal 1997, 1998 and 1999, respectively. No income tax benefits were recognized on the extraordinary losses.

During fiscal 1999, the Company paid an amendment fee of $6,000 to the counterparty for $45,055 of interest rate swap agreements related to its 10% Senior Notes. This fee was recorded as other expense. The Company then terminated these interest rate swap agreements and made a cash payment of $4,588, of which $2,478 was recorded as a bond discount and is being amortized over the remaining life of the 10% Senior Notes.

In December 1995, the Company issued Convertible Senior Subordinated Notes due December 15, 2005, with a face amount of $397,000 discounted to $287,797. These notes have a coupon rate of 2.9% with a yield to maturity of 6.75%. The notes are convertible into the Company's common stock at a conversion rate of 12.5473 shares per $1 principal amount at maturity, subject to adjustments in certain events.

                      EXIDE CORPORATION AND SUBSIDIARIES

In fiscal 1998, the Company retired all $150,000 of its 10.75% Senior Notes and its 12.25% Senior Subordinated Deferred Coupon Debentures. The Company recognized a $17,292 extraordinary loss related to these retirements which included unamortized deferred financing costs and premium costs for early retirement, reduced by benefits from the retirement of all swaps related to the 10.75% Senior Notes. No income tax benefit on the extraordinary loss was recognized.

On July 10, 1997, the Company's previous existing European Facilities Agreement was amended to reduce the maximum commitment to 1,718 million French francs (U.S. $282,096) from the original 2,569 million French francs (U.S. $421,830). The write-off of the related unamortized deferred financing costs associated with this early retirement of debt resulted in an extraordinary loss of $1,364 (net of income tax benefit of $768).

The Company enters into currency and interest rate hedge agreements to manage interest costs associated with long-term debt. Effective December 23, 1997, the Company entered into two three-year currency interest rate swap agreements. These agreements effectively converted $175,000 of the Tranche B loan into 788,756 French francs (U.S. $133,000) and 25,225.2 Pounds sterling (U.S. $42,000) under the Global Credit Facilities Agreement. The Company receives an interest rate of LIBOR plus 2.25% and pays PIBOR plus 2.27% and Pounds sterling LIBOR plus 2.28%, respectively. Additionally, effective December 23, 1997, the Company entered into two three-year interest rate collar agreements that reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. These agreements effectively limit the PIBOR base interest rate on 593,050 French francs (U.S. $100,000) of borrowing under the Global Credit Facilities Agreement to no more than 6.6% and no less than 3.5%. During fiscal 1998 and 1999, the Company recognized $689 and $1,833, respectively, of reduced interest expense related to these swap and collar agreements.

During fiscal 1997 and 1998, the Company recognized $1,952 and $1,444, respectively, of additional interest expense related to certain interest rate swap and collar agreements on a portion of its floating rate debt. These agreements expired during fiscal 1998.

                      EXIDE CORPORATION AND SUBSIDIARIES

Counterparties to bond swap transactions and interest rate hedge agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

Annual principal payments required under long-term debt obligations at March 31, 1999 are as follows:

          Fiscal Year              Amount
          -----------           ----------
          2000                  $   30,439
          2001                      32,155
          2002                      32,338
          2003                      33,262
          2004                     127,245
          Thereafter               929,486
                                ----------
                                $1,184,925
                                ==========

6.   EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE
     BENEFITS:

The Company has noncontributory defined benefit pension plans covering substantially all hourly employees in North America. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. The Company has numerous defined contribution plans in North America and Europe with related expense of $4,906, $5,077 and $6,046 in fiscal 1997, 1998, and 1999, respectively.

European subsidiaries of the Company sponsor several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. In most cases, the defined benefit plans are not funded and the benefit formulas are similar to those used by the North America plans.

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

                      EXIDE CORPORATION AND SUBSIDIARIES

The following table sets forth the plan, funded status and the amounts recognized in the Company's consolidated financial statements:


                                                        Pension Benefits                     Other Benefits
                                                    --------------------------          ----------------------
                                                      1998              1999              1998            1999
                                                    --------          --------          --------       ---------
Change in benefit obligation:
Benefit obligation at beginning of year             $248,523          $281,038          $ 17,060         $ 18,505
Service cost                                           6,930             7,428               186              195
Interest cost                                         15,479            18,149             1,323            1,266
Plan participants' contributions                         704               949                --               --
Plan amendments                                        1,101               288                --               --
Actuarial loss                                        32,218             4,939             1,527              373
Benefits paid                                        (12,022)          (14,555)           (1,506)          (1,619)
Currency translation/other                           (11,895)           (2,560)              (85)            (148)
                                                    --------          --------          --------         --------
Benefit obligation at end of year                   $281,038          $295,676          $ 18,505         $ 18,572
                                                    ========          ========          ========         ========
Change in plan assets:
Fair value of plan assets at beginning of year      $131,510          $172,065          $     --         $     --
Actual return on plan assets                          39,313            20,114                --               --
Employer contributions                                12,193            12,319             1,506            1,619
Plan participants' contributions                         704               949                --               --
Currency translation                                     367            (3,665)               --               --
Benefits paid                                        (12,022)          (14,555)           (1,506)          (1,619)
                                                    --------          --------          --------         --------
Fair value of plan assets at end of year            $172,065          $187,227          $     --         $     --
                                                    ========          ========          ========         ========

Funded status                                      $(108,973)        $(108,449)         $(18,505)        $(18,572)
Unrecognized actuarial loss                           10,568             9,652             3,929            4,309
Unrecognized prior service cost                        2,469             2,406                --               --
Unrecognized transition obligation                       302               269             1,158            1,022
Contributions after measurement date                     189               218                --               --
                                                   ---------         ---------          --------         --------
Net amount recognized                              $ (95,445)        $ (95,904)         $(13,418)        $(13,241)
                                                   =========         =========          ========         ========
Amounts recognized in the statement of
 financial position consist of:
     Prepaid benefit cost                          $  19,673         $  22,245          $     --         $     --
     Accrued benefit liability                      (120,097)         (123,023)          (13,418)         (13,241)
     Intangible asset                                    679             1,636                --               --
     Accumulated other comprehensive income            4,300             3,238                --               --
                                                   ---------         ---------          --------         --------
Net amount recognized                              $ (95,445)        $ (95,904)         $(13,418)        $(13,241)
                                                   =========         =========          ========         ========

                      EXIDE CORPORATION AND SUBSIDIARIES

                                                       Pension Benefits               Other Benefits
                                                       ----------------               --------------
                                                       1998        1999             1998          1999
                                                       ----        ----             ----          ----
Weighted-average assumptions as of March 31:
  Discount rate                                        6.5%        6.0%             7.4%          6.6%
  Expected return on plan assets                       7.5%        7.5%              --            --

  Rate of compensation increase                        4.6%        4.2%              --            --

For measurement purposes, an 8.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.1% for fiscal 2004 and remain at that level thereafter.

                                           Pension Benefits               Other Benefits
                                    -------------------------------  -------------------------
                                      1997       1998       1999      1997     1998     1999
                                    ---------  ---------  ---------  -------  -------  -------
Components of net periodic
 benefit cost:
  Service cost                      $  6,951   $  6,930   $  7,428    $  208   $  186   $  195
  Interest cost                       14,992     15,479     18,149     1,258    1,323    1,266
  Expected return on plan
   assets                            (11,372)   (11,313)   (14,318)       --       --       --

  Amortization of net-
         Transition obligation            23         32         31        70       70       64
         Prior service cost              301        169        267        --       --       --
         (Gain) / Loss                 2,071         62        (48)       --       --       --
                                    --------   --------   --------    ------   ------   ------
  Net periodic benefit cost         $ 12,966   $ 11,359   $ 11,509    $1,536   $1,579   $1,525
                                    ========   ========   ========    ======   ------   ======


The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $151,276, $145,313, and $32,341, respectively, as of March 31, 1998, and $159,259, $153,943, and $38,239, respectively, as of March
31, 1999.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                   One Percentage-Point          One Percentage-Point
                                                         Increase                      Decrease
                                                   --------------------          --------------------
Effect on total of service and interest
     cost components                                       $  133                       $  (119)
Effect on the postretirement benefit
     obligation                                             1,503                        (1,364)

                      EXIDE CORPORATION AND SUBSIDIARIES

7.  PREFERRED SHARE PURCHASE RIGHTS PLAN:

In fiscal 1999, the Company's Board of Directors announced that it adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to stockholders of record on September 29, 1998, of one Preferred Share Purchase Right (a "Right") on each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Junior Participating Preferred Stock, Series A, par value $.01 per share, of the Company (the "Preferred Shares") at an exercise price of $60 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are not exercisable, or transferable apart from the common stock, until the earlier to occur of (i) ten days following a public announcement that a person or group other than certain exempt persons (an "Acquiring Person"), together with persons affiliated or associated with such Acquiring Person (other than those that are exempt persons) acquired, or obtained the right to acquire, beneficial ownership of 15% (20% as to the state of Wisconsin Investment Board) or more of the outstanding common stock, or (ii) ten business days following the commencement or public disclosure of an intention to commence a tender offer or exchange offer (other than a permitted offer, as defined) by a person other than an exempt person if, upon consummation of the offer, such person would acquire beneficial ownership of 15% (20% as to the state of Wisconsin Investment Board) or more of the outstanding common stock (subject to certain exceptions). Thereafter, if the Company is not the surviving corporation in a merger or other business combination, or if common stocks are changed or exchanged, or in a transaction or transactions wherein 50% or more of its consolidated assets or earning power are sold, each Right would entitle the holder (other than the Acquiring Person and certain related persons or transferees) upon exercise to receive, in lieu of Preferred Shares, a number of shares of common stock of the acquiring company or the Company, as the case may be, having a value of two times the exercise price of the Right. The Rights are redeemable at the Company's option at any time before public disclosure that an Acquiring Person has become such, for $.01 per Right, and expire on September 18, 2008. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share and 1,000 times the dividend declared per common stock. The Preferred Shares have liquidation preference, as defined. In addition, each Preferred Share will have 1,000 votes per share, voting together with the common stock.

8.  STOCK GRANTS AND OPTIONS:

On April 29, 1993, the Board of Directors adopted an Incentive Compensation Plan, under which certain members of the Company's management were granted a total of 811,662 shares of the Company's common stock. These shares are fully vested and have certain restrictions related to sale, transferability and employment. Participants must pay $2.25 per share, the estimated fair value at the grant date, prior to the transferring of such shares.

                      EXIDE CORPORATION AND SUBSIDIARIES

In October 1993, the Board of Directors adopted the Long-Term Incentive Plan ("Incentive Stock Plan"), which may grant awards to key employees in the form of incentive stock options, nonqualified stock options, restricted shares of common stock or units valued on the basis of long-term performance of the Company ("Performance Units"). Options may be accompanied by stock appreciation rights ("Rights"). All of the awards to date have been nonqualified stock options, none of which were accompanied by Rights. All awards vest ratably over periods ranging from four to five years, with the maximum exercise period of the awards ranging from five years and three months to ten years. The maximum aggregate number of shares of common stock with respect to options, restricted shares, Performance Units or Rights granted without accompanying options that may be granted pursuant to the Incentive Stock Plan is 700,000 shares.

During fiscal 1995, a total of 40,000 restricted shares of the Company's common stock were granted to certain employees. The market value of the shares awarded on the date of grant ($1,935) was recorded as unearned compensation and shown as a separate component of stockholders' equity. In fiscal 1996, 20,000 of these shares were canceled. Unearned compensation is being amortized to expense over the five year vesting period and amounted to $194, $194 and $193 in fiscal 1997, 1998 and 1999, respectively.

On May 23, 1996, the Board of Directors adopted the 1996 Non-Employee Directors Stock Plan (the "Directors Stock Plan") whereby Directors of the Company are granted common stock as part of their compensation. The maximum aggregate number of shares of common stock that may be granted pursuant to the Directors Stock Plan as amended May 1, 1997 is 32,210 shares. Under this plan, 1,500, 17,608 and 9,654 shares were granted during fiscal 1997, 1998 and 1999, respectively. The market value of the shares awarded on the date of the fiscal 1997, 1998 and 1999 grants was $39, $319 and $149, respectively, and was charged to expense at the grant date.

On May 1, 1997 the Board of Directors adopted the 1997 Stock Option Plan that authorizes the granting of stock options to key employees of the Company covering up to 2,000,000 shares of common stock. No options become vested or exercisable before May 1, 2007 unless the market price of the common stock increases to certain levels. If the market price increases to $30.00 per share, 40% of the granted options become vested, if it reaches $50.00, another 40% become vested and if it achieves $75.00 the remainder will become vested, provided, that in the case of each such percentage which so vests, the vested options are then only exercisable as follows; 40% on the date of vesting and 20% each on the first, second and third anniversaries. The exercise price for each share is equal to the fair market value of the common stock on the date of the grant of the option ($16.625). These options will expire on June 1, 2007.

In November 1998, the Board of Directors approved an option grant of 1,800,000 shares to the Company's new Chairman and Chief Executive Officer as part of his employment arrangement. Such options vest at a rate of 600,000 shares per year on each anniversary date of his employment.

                      EXIDE CORPORATION AND SUBSIDIARIES

Stock grant and option transactions are summarized as follows:



                                                                                                           Weighted
                                                                                                           Average
                                                                 Incentive                              Exercise Price
                                                               Compensation           Stock                Of Stock
                                                                   Plan              Options                Options
                                                               ------------          -------            --------------
Shares under option:

Outstanding at March 31, 1996                                     753,678             102,000              $ 31.91
      Granted                                                          --             577,000              $ 26.59
      Exercised                                                        --                  --
      Forfeited                                                        --                  --
                                                                 --------           ---------
Outstanding at March 31, 1997                                     753,678             679,000              $ 27.39
                                                                 --------           ---------
      Granted                                                         --            2,000,000              $16.625
      Exercised                                                    (9,275)                 --
      Forfeited                                                   (34,013)           (206,500)             $ 26.68
                                                                 --------           ---------
Outstanding at March 31, 1998                                     710,390           2,472,500              $ 18.69
                                                                 --------           ---------
      Granted                                                         --            1,840,000              $ 10.13
      Exercised                                                 (336,255)                 --
      Forfeited                                                      --             (848,500)              $ 19.64
                                                                 --------           ---------
Outstanding at March 31, 1999                                     374,135           3,464,000              $ 13.91
                                                                 --------           ---------
Options available for grant at March 31, 1999                          --           1,042,500
                                                                 ========           =========
Exercisable at March 31, 1997                                          --              95,917              $ 28.71
Exercisable at March 31, 1998                                          --             439,040              $ 19.69
Exercisable at March 31, 1999                                          --             663,600              $ 18.37

The grant-date market value of all outstanding options is equal to their respective exercise prices. Outstanding stock options have an average remaining contractual life of 9 years at March 31, 1999 with the exercise prices for these options ranging from $10.125 to $29.50.

                      EXIDE CORPORATION AND SUBSIDIARIES

As provided for in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company utilizes the intrinsic value method of expense recognition under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

                                                                    Fiscal Year Ended
                                                                        March 31
                                                    ---------------------------------------------
                                                        1997           1998            1999
                                                    ------------  --------------  ---------------
Net income (loss):
 As reported                                             $16,225       $ (9,816)       $(129,921)
 Pro forma                                               $15,617       $(19,596)       $(130,507)
Basic net income (loss) per share:
 As reported                                             $  0.79       $  (0.48)       $   (6.12)
 Pro forma                                               $  0.76       $  (0.95)       $   (6.14)
Diluted net income (loss) per share:
 As reported                                             $  0.77       $  (0.45)       $   (6.12)
 Pro forma                                               $  0.74       $  (0.92)       $   (6.14)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions used for the option grants which occurred during fiscal 1997, 1998 and 1999:

                                                        Fiscal Year Ended
                                                           March 31
                                   -------------------------------------------------------
                                          1997             1998               1999
                                   ------------------  -------------  --------------------
Volatility                            31.3% - 33.5%        31.0%          32.0% - 32.5%
Risk-free interest rate                6.3% -  6.5%         6.8%            4.8 - 4.9
Expected life in years                 5.25 - 10.0         10.0             6.0 - 8.0
Dividend yield                             0.4%             0.4%              0.6%

                      EXIDE CORPORATION AND SUBSIDIARIES

9.  INCOME TAXES:

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the fiscal years ended March 31, 1997, 1998 and 1999, are as follows:

                                                       1997            1998           1999
                                                   -------------  --------------  ------------
Current:
 Federal                                              $     --       $     --        $    --
 State                                                      --         (1,040)           200
 Foreign                                                 8,477          8,000         13,695
                                                       -------        -------        -------
                                                         8,477          6,960         13,895
                                                       -------        -------        -------
Deferred:
 Federal                                                    --          1,334             --
 State                                                      --             --             --
 Foreign                                                 6,255          5,181          9,106
                                                       -------        -------        -------
                                                         6,255          6,515          9,106
                                                       -------        -------        -------
Total provision                                        $14,732        $13,475        $23,001
                                                       =======        =======        =======


Major differences between the federal statutory rate and the effective tax rate are as follows:

                                                        1997             1998            1999
                                                   ---------------  --------------  --------------
Federal statutory rate                                 35.0%           35.0%            (35.0)%
State taxes, net of federal benefit                      --            (2.7)              0.1
Nondeductible goodwill                                 16.6            19.2               6.2
Difference in rates on foreign subsidiaries            (6.8)           (0.4)              0.2
Tax losses not benefited                                 --              --              52.7
Other, net                                             (2.7)           (9.1)             (3.0)
                                                      -----            ----            ------
     Effective tax rate                                42.1%           42.0%             21.2 %
                                                      =====            ====            ======

During fiscal 1998, the Company finalized a state tax audit which resulted in a favorable adjustment of $600.

                      EXIDE CORPORATION AND SUBSIDIARIES

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1998 and 1999:

                                                                1998              1999
                                                          ----------------  ----------------
Deferred tax assets:
 Operating loss and tax credit carryforwards                    $ 184,211         $ 195,015
 Compensation reserves                                             30,486            31,449
 Environmental reserves                                            12,811            11,165
 Bad debt                                                           3,581             9,252
 Self-insurance                                                    19,574            14,841
 Warranty                                                           4,664             7,675
 Asset realization reserves and other                                   0            16,341
 Other                                                             16,809            21,272
 Valuation allowance                                             (157,569)         (206,780)
                                                                ---------         ---------
                                                                  114,567           100,230
                                                                ---------         ---------
Deferred tax liabilities:
 Depreciation/property basis                                      (22,134)          (11,061)
 Inventory basis difference                                        (7,378)           (6,517)
 Other                                                             (9,917)           (8,330)
                                                                 --------          --------
                                                                  (39,429)          (25,908)
                                                                 --------          --------
 Net deferred tax assets                                         $ 75,138          $ 74,322
                                                                 ========          ========


Included in other noncurrent liabilities is $1,219 of deferred tax liabilities at March 31, 1998.

As of March 31, 1999, the Company has net operating loss carryforwards for U.S. income tax purposes of approximately $190,542 which expire in years 2005 through 2019. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets for which it is more likely than not that the benefits will not be realized.

As of March 31, 1999, certain of the Company's foreign subsidiaries have net operating loss carryforwards for income tax purposes of approximately $415,630, of which $108,886 expire in years 2000 through 2009. Most of these carryforwards are preacquisition tax attributes, which will reduce goodwill if realized. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets related to these preacquisition tax attributes and certain nondeductible reserves for which it is more likely than not that the related tax benefits will not be realized.

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

As of March 31, 1999, the Company has not provided for withholding or U.S. Federal income taxes on undistributed earnings of foreign subsidiaries since such earnings are expected to be reinvested indefinitely or substantially offset by available foreign tax credits.

                      EXIDE CORPORATION AND SUBSIDIARIES

10.  RECEIVABLES SALE AGREEMENTS:

In July 1997, certain of the Company's European subsidiaries sold selected receivables to a wholly owned bankruptcy remote subsidiary of the Company, Exide Europe Funding Ltd., which in turn established a multi-currency receivable sale facility (collectively, the "European Agreement") with a financial institution, whereby the financial institution has committed to purchase, with limited recourse, all right, title and interest in these receivables up to a maximum net investment of $175,000. The net proceeds from the initial sale of accounts receivable under the European Agreement were used to repay borrowings under the European Facilities Agreement. As of March 31, 1998 and 1999, net uncollected receivables sold under the multi-currency receivable sale facility were $136,666 and $156,611, respectively. Losses and expenses related to receivables sold under this agreement for fiscal 1998 and fiscal 1999 were $7,550 and $8,450, respectively, and are included in other (income) expense, net in the consolidated statements of operations.

The Company entered into a Receivables Sale Agreement (the "U.S. Agreement") with certain banks (the "Purchasers"), and under this agreement, the Purchasers have committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable of the U.S. Company, up to a maximum net investment of $75,000. In connection with the U.S. Agreement, during fiscal 1997 the Company established a wholly owned, bankruptcy remote subsidiary, Exide U.S. Funding Corporation, to purchase accounts receivable at a discount from the Company on a continuous basis, subject to certain limitations as described in the U.S. Agreement. Exide U.S. Funding Corporation simultaneously sells the accounts receivable at the same discount to the Purchasers. As of March 31, 1998 and 1999, net uncollected receivables sold under the U.S. Agreement were $65,682 and $75,639, respectively. Losses and expenses related to receivables sold under this agreement for fiscal years 1997, 1998 and 1999 were $4,290, $4,084, and $4,065, respectively, and are included in other (income) expense, net in the consolidated statements of operations.

The above transactions qualify as sales under the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

11.  RELATED-PARTY TRANSACTIONS:

The Company purchased $4,920, $5,979, and $5,225 of product from Yuasa, Inc., ("Yuasa"), a 13.5%-owned affiliate, during fiscal 1997, 1998 and 1999, respectively. The Company also sold $6,580, $2,601 and $2,129 of product to Yuasa during fiscal 1997, 1998 and 1999, respectively. In addition, the Company provides certain administrative services and pays certain expenses for Yuasa. Yuasa reimbursed the Company for these costs totaling $1,753,

                      EXIDE CORPORATION AND SUBSIDIARIES

$1,673 and $1,705 during fiscal 1997, 1998 and 1999, respectively. As of March 31, 1998 and 1999, the Company had a net receivable of $2,342 and $623, respectively, from Yuasa.

12.  ENVIRONMENTAL MATTERS:

The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, releasing, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to the monitoring of employee health. The Company devotes significant resources to attaining and maintaining compliance with environmental and occupational health and safety laws and regulations and does not currently believe that environmental, health or safety compliance issues will have a material adverse effect on the Company's business or financial condition. Except as disclosed herein, the Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

  North America

  The Company has been advised by the U.S. Environmental Protection Agency ("EPA") or state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 75 federally defined Superfund or state equivalent sites. At 42 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

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

                      EXIDE CORPORATION AND SUBSIDIARIES

     The Company currently has greater than 50% liability at only one Superfund site, discussed below. Other than this site, the Company's allocation exceeds 5% at only five sites at which the Company's share of liability has not been paid as of March 31, 1999. The current allocation at these five sites averages 17.6%.

     The Company is the primary PRP at the Brown's Battery Breaking Superfund site located in Pennsylvania. The site was operated by third-party owners in the 1960s and early 1970s. In 1992, the EPA issued a Record of Decision identifying several alternate remedies. During fiscal 1997, the Company signed a consent decree and paid $3,000 of the EPA's past costs and is not responsible for any other past costs. The Company has established its reserves based upon its estimates of the remediation cost.

     The Company is also involved in the assessment and remediation of various other properties, including certain Company owned or operated facilities. Such assessment and remedial work is being conducted pursuant to a number of state and federal environmental laws and with varying degrees of involvement by state and federal authorities. Where probable and reasonably estimable, the costs of such projects have been reserved by the Company, as discussed below. In addition, certain environmental matters concerning the Company are pending in federal and state courts or with certain environmental regulatory agencies.

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

     During fiscal 1998, the Company reached an agreement with former owners of the Company whereby the Company agreed to release and indemnify the former owners from environmental matters relative to certain sites. In exchange for this release, the Company received $4,500 in fiscal 1998 and $1,833 in fiscal 1999. The remaining $3,667 is to be received in equal annual installments in fiscal 2000 and 2001.

                      EXIDE CORPORATION AND SUBSIDIARIES

     Europe

     The Company is subject to numerous environmental, health and safety requirements and is exposed to differing degrees of liabilities, compliance costs, and cleanup requirements arising from its past and current activities in various European countries. The laws and regulations applicable to such activities differ from country to country and also
     substantially differ from U.S. laws and regulations.   The Company
     believes, based upon reports from its foreign subsidiaries and/or independent qualified opinions, that it is in substantial compliance with all material environmental, health and safety requirements in each country.

     The Company expects that its European operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country.

While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, management does not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company's long-term business, cash flows, financial condition or results of operations. The Company's policy is to accrue for environmental costs when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. While the Company believes its current estimates of future remediation costs are reasonable, future findings or changes in estimates could have a material effect on the recorded reserves.

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 1999, the amount of such reserves on the Company's consolidated balance sheet was $41,137. Of this amount, $29,830 was included in other noncurrent liabilities. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the

                      EXIDE CORPORATION AND SUBSIDIARIES

Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

 . Cash and cash equivalents, accounts receivable and accounts payable--The carrying amounts of these items are a reasonable estimate of their fair values at March 31, 1999.

 . Investments in affiliates -- The estimated fair value of these investments could not be obtained without incurring excessive costs as they have no quoted market price.

 . Long-term receivables -- The carrying amounts of these items are a reasonable estimate of their fair value.

 . Short-term borrowings -- Borrowings under the line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

 .  Long-term debt -- Borrowings under the Senior Secured Global Credit
   Facilities have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

The 9.125% and 10% Senior Notes and Convertible Senior Subordinated Debentures are traded occasionally in public markets. The carrying values and estimated fair values of these obligations are as follows at March 31, 1998 and 1999:

                                                             1998                          1999
                                                  --------------------------   ---------------------------
                                                                  Estimated                     Estimated
                                                   Carrying         Fair         Carrying         Fair
                                                     Value          Value          Value          Value
                                                  ------------  -------------  -------------  -------------
            10.00%  Senior Notes                      $300,000       $309,750       $297,682       $297,000
            9.125%  Senior Notes (Deutsche
                    mark denominated)                   94,644         97,010         96,373         95,650
             2.90%  Convertible Senior
                    Subordinated Notes                 307,036        247,295        316,377        218,900

                      EXIDE CORPORATION AND SUBSIDIARIES

 . Interest rate protection agreements and bond swap agreements have no carrying value; however, if the Company were to terminate these agreements at March
   31, 1998 and 1999, the Company would have collected $5,502 and $3,851, respectively, based on quotes from financial institutions.

 . Lead forward and futures contracts -- The estimated fair value of the outstanding instrument, at March 31, 1998 and 1999, exceeds [is less than] the contract value by $346 and ($1,584), respectively, based on quotes from brokers.

 . Foreign currency contracts -- The fair value is based on quotes obtained from financial institutions. As of March 31, 1998 and 1999, the fair value of foreign currency contracts approximated contract value.

14.  COMMITMENTS AND CONTINGENCIES:

In August 1996, a Portland, Oregon jury found that the Company infringed a patent relating to a device for inserting battery plates into battery separators, and awarded damages of $5,000. Later, the Court, acting on the jury's verdict, entered a judgment against the Company for $5,456. On April 28, 1997, the Court denied the Company's post-trial motions relating to the judgment. On May 16, 1997, the Company filed its Notice of Appeal and five days later plaintiffs filed a cross appeal. The appeal was argued before the U.S. Court of Appeals for the Federal Circuit Court on March 5, 1998. In an unpublished decision rendered January 27, 1999, the U.S. Court of Appeals for the Federal Circuit Court upheld the lower-court's ruling, resulting in a $6,100 liability. This charge, which was recorded in fiscal 1999, was included in cost of goods sold.

The Company is now or recently has been involved in several related lawsuits containing similar allegations pending in state and federal courts in Alabama, North Carolina, Pennsylvania, South Carolina, Tennessee and Texas, some of which were brought as purported class actions. These actions contain allegations that the Company sold old or used batteries as new batteries as well as other allegations. The remaining actions seek compensatory and punitive damages and, in one case, injunctive relief. The Company cannot assure that they will be successful in the defense of these claims or that additional claims will not be brought.

Five purported class action lawsuits were filed against the Company and three of its senior officers who were also directors, alleging violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Specifically, among other things the complaints allege that the market price of the Company's stock was artificially inflated over a period from June 27, 1995 through April 3, 1998 as a result of alleged misstatements and omissions. The

                      EXIDE CORPORATION AND SUBSIDIARIES
named plaintiff in each case seeks to represent a class of persons who purchased Exide stock on the open market during the period in which the stock was allegedly artificially inflated. An agreement on the above mentioned lawsuits (a consolidation of the five lawsuits originally filed) was reached on April 14, 1999, whereby the Company will settle all claims for $10,250, payable by its insurance carrier. Final settlement is subject to court approval.

In December 1997, the Attorney General of the State of Florida initiated an investigation into certain alleged business practices of the Company, including falsifying bids to the State of Florida, selling defective batteries, selling used batteries as new, mislabeling batteries with regard to warranty coverage, cold cranking amps, intended use and point of manufacture; and also considered related allegations concerning improperly transferring credits among customer accounts, making payments to employees of certain customers to obtain business, securities fraud, and anti-trust violations. This investigation was resolved by a settlement agreement with the Attorney General dated May 24, 1999, which released the Company from all liabilities and claims which have been or could be asserted against the Company in any civil or administrative action arising out of, related to or connected with, directly or indirectly, the following investigated matters: falsifying bids to the State of Florida; selling defective batteries; selling used batteries as new; mislabeling batteries with regard to warranty coverage, cold cranking amps, intended use and point of manufacture; and improperly transferring credits among customer accounts.

When the Company learned of the Florida Attorney General's investigation, it elected to fully cooperate with the Attorney General. That cooperation led to the settlement agreement. It was expressly understood and agreed that the settlement agreement was not to be construed as an admission of liability or any acknowledgement of the claims asserted against the Company.

Under the settlement agreement, the Company has agreed to pay the State of Florida $2,750 in installments, with $1,250 to be directed to a Florida university of the Attorney General's choosing. In addition, the Company has agreed to make restitution at an estimated cost of $500 and to take certain further actions, including ceasing the alleged practices, instituting certain battery labeling practices and instituting a corporate ethics program. The settlement applies to all batteries sold up to and including June 23, 1999. The Company recognized the estimated total cost under this settlement in operating expenses during the fourth quarter of fiscal 1999.

While the Company believes the settlement marks the end of the Florida investigation, the settlement does not preclude the Florida Attorney General from bringing further claims with respect to the matters not covered by the settlement. The Company has no assurance that other federal or state agencies or private claimants will not investigate or bring charges

                      EXIDE CORPORATION AND SUBSIDIARIES
with respect to these or other matters.

The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any such claims or litigation to which the Company is a party both individually and in the aggregate will have a material adverse effect on the Company's financial condition or results of operations.

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 1999, are:

        Fiscal Year                                       Operating         Capital
        ----------                                      --------------  ---------------
        2000                                                  $ 44,953         $ 2,319
        2001                                                    37,752           3,049
        2002                                                    30,278           2,843
        2003                                                    24,733           2,694
        2004                                                    20,472           2,772
        Thereafter                                              36,610          21,089
                                                              --------         -------

        Total minimum payments                                $194,798         $34,766
                                                              ========         =======

        Less- Interest on capital leases                                        (5,974)
                                                                               -------

        Total principal payable on capital leases                              $28,792
         (included in Note 5)                                                  =======


In fiscal 1998 and 1999, the Company entered into sale/leaseback transactions, where the Company sold certain machinery and equipment with a book value of $16,400 and $31,600 respectively, for $49,500 and $47,600, respectively, and leased the same machinery and equipment back over periods ranging from eight to nine years. The gains of $33,100, and $16,000, respectively have been deferred and are being recognized ratably over the life of the leases.

Rent expense amounted to $52,701, $48,973 and $57,264 for fiscal years 1997, 1998 and 1999, respectively.

The Company has an 81.5% investment in a European joint venture. The other party to the transaction has the right to require the Company to purchase its 18.5% interest in the joint venture at any time after September, 1999 for a defined multiple of earnings of the joint venture.

                      EXIDE CORPORATION AND SUBSIDIARIES

The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business. In the aggregate, such commitments are at prices that approximate current market.

                      EXIDE CORPORATION AND SUBSIDIARIES

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of the Company's unaudited quarterly consolidated results of operations for fiscal years 1998 and 1999:

                                                                        Fiscal Quarter Ended
                                            ----------------------------------------------------------------------------
                                                June 29,          September 28,        December 28,         March 31,
                                                  1997                1997                 1997                1998
                                            -----------------  -------------------  -------------------  ----------------
Net sales                                           $490,365             $552,389             $691,715          $538,657
Gross profit                                         124,308              148,346              189,715           140,349
Income (loss) before extraordinary loss               (7,445)               8,154               23,050            (5,062)

Net income (loss)                                    (14,758)               6,709               14,714           (16,481)
Basic earnings per share:
Income (loss) before extraordinary
    loss                                            $  (0.36)            $   0.40             $   1.12          $  (0.25)
Extraordinary loss                                     (0.36)               (0.07)               (0.41)            (0.55)
                                                    --------             --------             --------          --------
Net income (loss)                                   $  (0.72)            $   0.33             $   0.71          $  (0.80)
                                                    ========             ========             ========          ========
Diluted earnings per share:
Income (loss) before extraordinary
     loss                                           $  (0.36)            $   0.38             $   1.05          $  (0.25)
Extraordinary loss                                     (0.36)               (0.07)               (0.38)            (0.55)
                                                    --------             --------             --------          --------
Net income (loss)                                   $  (0.72)            $   0.31             $   0.67          $  (0.80)
                                                    ========             ========             ========          ========

                      EXIDE CORPORATION AND SUBSIDIARIES

                                                                        Fiscal Quarter Ended
                                            ---------------------------------------------------------------------------
                                                June 28,         September 27,        December 27,         March 31,
                                                  1998                1998                1998                1999
                                            -----------------  ------------------  -------------------  ----------------
Net sales                                           $544,532             $601,136            $678,530          $550,080
Gross profit                                         140,154              161,034             163,950            91,191
Income (loss) before extraordinary
   loss                                               (6,053)               2,283             (45,919)          (79,931)
Net income (loss)                                     (6,354)               2,283             (45,919)          (79,931)
Basic earnings per share:
  Income (loss) before extraordinary
  loss                                              $  (0.29)            $   0.11            $  (2.16)         $  (3.76)
Extraordinary loss                                     (0.01)                  --                  --                --
                                                    --------             --------            --------          --------
Net income (loss)                                   $  (0.30)            $   0.11            $  (2.16)         $  (3.76)
                                                    ========             ========            ========          ========
Diluted earnings per share:
Income (loss) before extraordinary
  loss                                              $  (0.29)            $   0.11            $  (2.16)         $  (3.76)
Extraordinary loss                                     (0.01)                  --                  --                --
                                                    --------             --------            --------          --------
Net income (loss)                                   $  (0.30)            $   0.11            $  (2.16)         $  (3.76)
                                                    ========             ========            ========          ========


16.  BUSINESS SEGMENTS:

In fiscal 1999, the Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes new standards regarding the disclosure of operating segments. The information for fiscal 1998 and 1997 has been restated from the prior year's presentation in order to conform to the fiscal 1999 presentation.

The Company operates on a geographic basis and has two geographic-based reportable segments, namely, the manufacture, distribution and sale of lead acid batteries in North America and in Europe. Sales of lead acid batteries are made both to the aftermarket and original equipment manufacturers. Geographic operating segments within Europe have been aggregated for disclosure purposes in accordance with SFAS No. 131.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates performance based on geographic area. Intersegment sales are not material.

                      EXIDE CORPORATION AND SUBSIDIARIES

Revenues are attributed to geographic areas based on the location of the sale to the third party.

Summarized financial information concerning the Company's reportable segments for the fiscal years ended March 31 is shown in the following tables:

                                              North                                         Intercompany
         1999                                America          Europe       Other (a)        Eliminations           Consolidated
---------------------                        -------          ------       --------         ------------           ------------
Net sales to third parties                  $838,447       $1,501,620      $ 34,211             $     --             $2,374,278
Interest expense, net                         47,280           56,905         7,494                   --                111,679
Depreciation & amortization                   49,115           80,276         2,928               (4,429)               127,890
Income tax provision/(benefit)                   200           20,708           494                1,599                 23,001
Extraordinary loss                              (301)              --            --                   --                   (301)
Net income (loss)                            (91,938)          15,959       (56,772)               2,830               (129,921)
EBITDA (b)                                     7,069          177,506       (45,849)                  --                138,726
Capital expenditures                          12,213           63,715           283                   --                 76,211
Total assets                                $534,090       $1,689,985      $ 31,045             $(87,279)            $2,167,841

                      EXIDE CORPORATION AND SUBSIDIARIES

                                      North                                      Intercompany
           1998                      America          Europe     Other (a)       Eliminations       Consolidated
----------------------               -------          ------     ---------       ------------       ------------
Net sales to third parties            $812,249      $1,430,629    $ 30,248           $   --           $2,273,126
Interest expense, net                   63,891          41,590       6,820                 --            112,301
Depreciation & amortization             47,965          58,429       2,773                 --            109,167
Income tax provision/(benefit)             137          29,221         165            (16,048)            13,475
Extraordinary loss                     (21,995)         (6,518)         --                 --            (28,513)
Net income (loss)                       32,424          38,588     (12,307)           (68,521)            (9,816)
EBITDA (b)                             166,640         179,812      (2,323)           (84,577)           259,552
Capital expenditures                    30,495          53,868       2,952                 --             87,315
Total assets                          $651,320      $1,709,641    $ 78,218           $(90,563)        $2,348,616


                                       North                                      Intercompany
           1997                       America          Europe     Other (a)       Eliminations       Consolidated
----------------------                -------          ------     ---------       ------------       ------------
Net sales to third parties            $836,439       $1,460,296    $ 36,495           $     --         $2,333,230
Interest expense, net                   69,633           42,545       6,659                 --            118,837
Depreciation & amortization             49,111           63,383       2,814                 --            115,308
Income tax provision/(benefit)          (1,583)          31,169         346            (15,200)            14,732
Extraordinary loss                      (2,767)              --          --                 --             <2,767>
Net income (loss)                        8,408           43,446     (10,829)           (24,800)            16,225
EBITDA (b)                             128,186          180,171      (1,048)           (40,000)           267,309
Capital expenditures                    32,471           50,439       1,290                 --             84,200
Total assets                          $688,860       $1,701,711    $ 71,846           $(23,922)        $2,438,495

(a) Other includes primarily the operations of the Company's starter and alternator and charger and accessories businesses.
(b) Represents earnings before interest, taxes, depreciation of property, plant and equipment, goodwill and other amortizations and losses on sales of receivables.

                      EXIDE CORPORATION AND SUBSIDIARIES

                       Revenues from External Customers
-----------------------------------------------------------------------------
                            1999                 1998               1997
                         ---------            ---------          ---------
United States           $  837,111           $  807,472         $  835,256
France                     261,762              261,971            309,839
Germany                    452,770              406,693            355,698
UK                         259,106              236,140            202,967
Italy                      173,210              166,489            191,811
Spain                      193,974              187,927            214,776
Other                      196,345              206,434            222,883
                        ----------           ----------         ----------
Total                   $2,374,278           $2,273,126         $2,333,230
                        ==========           ==========         ==========


                               Long-Lived Assets
-----------------------------------------------------------------------------
                           1999                 1998               1997
                         -------              -------            -------
United States           $131,462             $173,344           $198,982
France                    46,309               47,375             63,230
Germany                   87,638              111,065            104,617
UK                        56,444               55,746             44,163
Italy                     45,096               26,791             33,103
Spain                     71,776               61,282             60,066
Other                     59,935               59,510             17,675
                        --------             --------           --------
Total                   $498,660             $535,113           $521,836
                        ========             ========           ========

                      EXIDE CORPORATION AND SUBSIDIARIES



                                                                     SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                            (Amounts in thousands)

                                            Balance at       Additions                                           Balance
                                            Beginning       Charged to                                          At End of
                                            of Period         Expense        Charge-offs       Other/(1)/         Period
                                            ---------       ----------       -----------       ----------       ---------
Year ended March 31, 1997:
 Allowance for doubtful accounts             $ 45,350       $    4,638       $   (7,531)       $   (3,971)      $  38,486
                                             ========       ==========       ==========        ==========       =========
 Restructuring charges                       $145,200       $       --       $  (54,700)       $       --       $  90,500
                                             ========       ==========       ==========        ==========       =========
Year ended March 31, 1998:
 Allowance for doubtful accounts             $ 38,486       $    7,060       $   (5,484)       $   (2,574)      $  37,488
                                             ========       ==========       ==========        ==========       =========
 Restructuring charges                       $ 90,500       $       --       $  (32,900)       $      800       $  58,400
                                             ========       ==========       ==========        ==========       =========
Year ended March 31, 1999:
 Allowance for doubtful accounts             $ 37,488       $   23,243       $   (6,270)       $     (350)      $  54,111
                                             ========       ==========       ==========        ==========       =========
Restructuring charges                        $ 58,400       $       --       $  (40,300)       $       --       $  18,100
                                             ========       ==========       ==========        ==========       =========

(1) Represents primarily acquisitions of certain businesses in fiscal 1998 and disposition of certain businesses in fiscal 1997.