Form 10-Q
period 1999-07-04
EXIDE CORP
filed 1999-08-18
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For the fiscal quarter ended July 4, 1999

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       Commission File Number 1 - 11263

                               EXIDE CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                           23-0552730
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


645 Penn Street, Reading, Pennsylvania                          19601
---------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)


                                (610) 378-0500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X      No  ________
                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

  As of August 13, 1999, 21,373,388 shares of common stock were outstanding.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1. Financial Statements (unaudited except for March 31, 1999 Consolidated Balance Sheet).

               --    Condensed Consolidated Balance Sheets - -
                       July 4, 1999 and March 31, 1999.

               --    Consolidated Statements of Operations - - for the three
                       months ended July 4, 1999 and June 28, 1998.

               --    Consolidated Statements of Cash Flows - -
                      for the three months ended July 4, 1999 and June 28, 1998.

               --    Notes to Condensed Consolidated Financial Statements - -
                      July 4, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8K.

               Exhibit 27 - Financial Data Schedule

SIGNATURE
---------

PART I.     Financial Information
Item 1.   Financial Statements

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per-share data)



                                                                                  July 4,                 March 31,
                                                                                   1999                     1999
                                                                               (Unaudited)
                                                                              ------------             -----------
ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                                $     16,602              $   20,596
     Receivables, net of allowance for doubtful
            accounts of $54,773 and $54,111, respectively                          409,303                 388,665
     Inventories                                                                   517,850                 522,471
     Prepaid expenses and other                                                     20,948                  20,541
     Deferred income taxes                                                          13,227                  13,303
                                                                              ------------              ----------
                 Total current assets                                              977,930                 965,576
                                                                              ------------              ----------

PROPERTY, PLANT AND EQUIPMENT                                                      804,079                 809,461
     Less - Accumulated depreciation                                              (327,352)               (310,801)
                                                                              ------------              ----------
                 Total property, plant and equipment, net                          476,727                 498,660
                                                                              ------------              ----------
OTHER ASSETS:
     Goodwill, net                                                                 543,685                 566,173
     Investments in affiliates                                                      21,980                  23,072
     Deferred financing costs, net                                                  16,117                  16,967
     Deferred income taxes                                                          67,638                  61,019
     Other                                                                          37,799                  36,374
                                                                              ------------              ----------
                                                                                   687,219                 703,605
                                                                              ------------              ----------
                 Total assets                                                 $  2,141,876              $2,167,841
                                                                              ============              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Short-term borrowings                                                    $     32,803              $   20,881
     Current maturities of long-term debt                                           26,817                  30,439
     Accounts payable, trade                                                       233,091                 250,625
     Accrued expenses                                                              238,702                 224,859
                                                                              ------------              ----------
                 Total current liabilities                                         531,413                 526,804
                                                                              ------------              ----------
LONG-TERM DEBT                                                                   1,217,066               1,154,486
                                                                              ------------              ----------
OTHER NONCURRENT LIABILITIES                                                       257,771                 317,703
                                                                              ------------              ----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                   17,302                  17,646
                                                                              ------------              ----------

STOCKHOLDERS' EQUITY
     Junior participating preferred stock, Series A, $.01
     par value 30,000 shares authorized                                                 --                      --
     Common stock, $.01 par value 60,000,000 shares
     authorized; 21,454,589 and 21,359,495 shares issued and outstanding               213                     213
     Additional paid-in capital                                                    490,185                 490,147
     Accumulated deficit                                                          (174,441)               (164,712)
     Notes receivable - stock award plan                                              (786)                   (786)
     Unearned compensation                                                             (81)                   (129)
     Accumulated other comprehensive loss                                         (196,766)               (173,531)
                                                                              ------------              ----------
                 Total stockholders' equity                                        118,324                 151,202
                                                                              ------------              ----------
                 Total liabilities and stockholders' equity                   $  2,141,876              $2,167,841
                                                                              ============              ==========

      The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (In thousands, except share and per-share data)

                                                                           For the Three Months Ended
                                                               -------------------------------------------
                                                                     July 4,                  June 28,
                                                                      1999                      1998
                                                               ----------------          -----------------
NET SALES                                                         $     518,715                $   544,532

COST OF SALES                                                           389,546                    404,378
                                                               ----------------          -----------------
       Gross Profit                                                     129,169                    140,154
                                                               ----------------          -----------------
OPERATING EXPENSES
     Selling, marketing and advertising                                  78,102                     78,531
     General and administrative                                          31,517                     36,981
     Goodwill amortization                                                4,257                      4,176
                                                               ----------------          -----------------
                                                                        113,876                    119,688

       Operating income                                                  15,293                     20,466
                                                               ----------------          -----------------

INTEREST EXPENSE, net                                                    26,699                     26,543
OTHER EXPENSE, net                                                        1,310                      2,414
                                                               ----------------          -----------------
       Loss before income taxes, minority
           interest and extraordinary loss                              (12,716)                    (8,491)

INCOME TAX BENEFIT                                                       (3,664)                    (2,338)
                                                               ----------------          -----------------
       Loss before minority interest and
           extraordinary loss                                            (9,052)                    (6,153)

MINORITY INTEREST                                                           250                       (100)
                                                               ----------------          -----------------

       Loss before extraordinary loss                                    (9,302)                    (6,053)

EXTRAORDINARY LOSS RELATED TO EARLY
     RETIREMENT OF DEBT, net of income taxes of $0                           --                       (301)
                                                               ----------------          -----------------
       Net loss                                                    $     (9,302)                $   (6,354)
                                                               ================          =================
BASIC EARNINGS PER SHARE:
     Loss before extraordinary loss                                $      (0.44)                $    (0.29)
     Extraordinary loss                                                      --                      (0.01)
                                                               ----------------          -----------------
       Net loss                                                    $      (0.44)                $    (0.30)
                                                               ================          =================

DILUTED EARNINGS PER SHARE:
     Loss before extraordinary loss                                $      (0.44)                $    (0.29)
     Extraordinary loss                                                      --                      (0.01)
                                                               ----------------          -----------------
       Net loss                                                    $      (0.44)                $    (0.30)
                                                               ================          =================
WEIGHTED AVERAGE SHARES:
     Basic                                                           21,271,303                 21,152,596
                                                               ================          =================
     Diluted                                                         21,271,303                 21,152,596
                                                               ================          =================

               The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                                                    For the Three Months Ended
                                                                                              -------------------------------------

                                                                                                   July 4,             June 28,
                                                                                                    1999                 1998
                                                                                              -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                    $          (9,302)  $          (6,354)
  Adjustments to reconcile net loss to net
    cash used in operating activities -
      Depreciation and amortization                                                                      27,315              30,756
      Extraordinary loss                                                                                      -                 301
      Deferred income taxes                                                                              (6,729)             (4,811)
      Original issue discount on notes                                                                    2,526               2,212
      Provision for losses on accounts receivable                                                         1,728               2,294
      Minority interest                                                                                     250                (100)
  Net proceeds from sale of receivables                                                                 (36,267)            (15,451)
  Changes in assets and liabilities excluding
    effects of acquisitions -
      Receivables                                                                                           427             (15,125)
      Inventories                                                                                        (7,941)            (17,765)
      Prepaid expenses and other                                                                         (1,841)               (650)
      Payables and accrued expenses                                                                     (47,421)            (14,692)
      Other, net                                                                                         (6,512)                488
                                                                                              -----------------   -----------------
        Net cash used in operating activities                                                           (83,767)            (38,897)
                                                                                              -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of certain businesses                                                                          -              (2,133)
  Capital expenditures                                                                                  (12,731)            (24,979)
  Equipment purchases held for sale                                                                           -                (783)
  Proceeds from sale of assets                                                                            7,248               1,885
  Insurance proceeds from fire damage                                                                         -               5,154
  Costs incurred this period related to fire damage                                                           -                (707)
                                                                                              -----------------   -----------------
     Net cash used in investing activities                                                               (5,483)            (21,563)
                                                                                              -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                                                                      12,297               8,164
  Borrowings under Global Credit Facilities Agreement                                                   200,194             201,556
  Repayments under Global Credit Facilities Agreement                                                  (121,743)           (149,721)
  Decrease in other debt                                                                                 (4,444)             (6,087)
  Debt issuance costs                                                                                         -                (527)
  Dividends paid                                                                                           (427)               (426)
                                                                                              -----------------   -----------------
     Net cash provided by financing activities                                                           85,877              52,959
                                                                                              -----------------   -----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS                                                                                          (621)                321
                                                                                              -----------------   -----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                (3,994)             (7,180)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                           20,596              35,613
                                                                                              -----------------   -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $          16,602   $          28,433
                                                                                              =================   =================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest (net of amount capitalized)                                                     $          37,515   $          38,360
     Income taxes                                                                             $             615   $             463

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 July 4, 1999
                (In thousands, except share and per-share data)
                                  (Unaudited)

(1)  BASIS OF PRESENTATION
--------------------------

The condensed consolidated financial statements include the accounts of Exide Corporation (the "Company") and all of its majority-owned subsidiaries. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 1999 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited (except for Balance Sheet information presented at March 31, 1999). In the opinion of management, the accompanying condensed consolidated financial information reflects all adjustments necessary to present fairly the results of operations and financial position for the periods presented.

There is no difference between the weighted average basic and diluted shares in each period presented because the effects of outstanding stock options, grants and convertible securities are antidilutive.

Options to purchase 1,620,220 shares at prices ranging from $16.625 to $29.50 were outstanding during the first quarter of fiscal 2000 but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. These options expire in the years 2000 to 2007.

Total comprehensive loss and its components are as follows:

                                                   For the Three Months Ended
                                                  ----------------------------
                                                    July 4,          June 28,
                                                     1999              1998
                                                  ----------        ---------
  Net loss                                        $   (9,302)       $  (6,354)
  Change in cumulative translation adjustment        (23,235)          (1,949)
                                                  ----------        ---------
  Total comprehensive loss                        $  (32,537)       $  (8,303)
                                                  ==========        =========

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is evaluating the impact of the statement and will be required to adopt it in the first quarter of fiscal 2002.

Certain prior period amounts have been reclassified to conform with current period presentation.

(2)  INVENTORIES
----------------

                                                   July 4,          March 31,
                                                    1999              1999
                                                 -----------       -----------
    Raw materials                                $   119,045       $   132,697
    Work-in-process                                   72,067            74,549
    Finished goods                                   326,738           315,225
                                                 -----------       -----------
                                                 $   517,850       $   522,471
                                                 ===========       ===========

At July 4, 1999 and March 31, 1999, inventories valued by the LIFO method were approximately 27% and 30% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $500,783 and $505,404 at July 4, 1999 and March 31, 1999, respectively.

(3)  LONG-TERM DEBT
-------------------

On May 11, 1998, the Company entered into a bond swap agreement for $4,430 (principal amount) of its 10% Senior Notes. Under the agreement, the Company paid LIBOR plus 1.75% to a counterparty and received from the counterparty the fixed coupon rate payments made by the Company. At the end of the agreement, the counterparty is guaranteed repayment of its open market purchase price of the Notes which exceeded face value by $233. This debt modification was accounted for as an extinguishment of debt, and the related write-off of unamortized deferred financing costs along with the premium paid by the counterparty resulted in an extraordinary loss of $301. No income tax benefit on the extraordinary loss was recognized. During fiscal 1999 the Company terminated this agreement.

As of July 4, 1999, the net fair value of the foreign currency and interest rate protection agreements was $10,826. These agreements effectively converted $175,000 debt into 788,756 French francs (U.S. $133,000) and 25,225.2 Pounds sterling (U.S. $42,000) under the Senior Secured Global Credit Facilities Agreement.


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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of July 4, 1999, the amount of such reserves on the Company's consolidated balance sheet was $40,423. Of this amount, $29,075 was included in other noncurrent liabilities. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

(5)  COMMITMENTS AND CONTINGENCIES
----------------------------------

There have been no significant changes from the March 31, 1999 audited consolidated financial statements.


(6)  SEGMENT REPORTING
----------------------

The Company operates on a geographic basis and has two geographic-based reportable segments, namely, the manufacture, distribution and sale of lead acid batteries in North America and in Europe. Sales of lead acid batteries are made both to the aftermarket and original equipment manufacturers. Intersegment sales are not material. Selected financial information concerning the Company's reportable segments are as follows:

For the three months
ended July 4, 1999:
-------------------

                                     North                                 Intercompany
                                    America       Europe     Other (a)     Eliminations      Consolidated
                                    -------       ------     ---------     ------------      ------------
Net sales to third parties         $192,879     $314,529      $ 12,029       $   (722)          $518,715
Net income (loss)                      (168)      (7,955)       (1,886)           707             (9,302)

For the three months
ended June 28, 1998:
--------------------

Net sales to third parties         $190,104     $341,843      $ 12,666       $    (81)          $544,532
Net income (loss)                    (4,832)         543        (2,787)           722             (6,354)

(a) Other includes primarily the operations of the Company's starter and alternater, charger and accessories businesses.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Factors Which Affect Our Financial Performance:

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

During the first quarter of fiscal 2000, $23.2 million of the decrease in stockholders' equity was due to foreign currency translation adjustments associated with the weakening of most European currencies relative to the U.S. dollar.

Weather. Unusually cold winters or hot summers accelerate battery failure and increase demand for automotive replacement batteries.


RESULTS OF OPERATIONS
---------------------

Three months ended July 4, 1999 compared with the three months ended June 28,
-----------------------------------------------------------------------------
1998.
-----

Net sales decreased 4.7% ($25.8 million) to $518.7 million in the first quarter of fiscal 2000 from $544.5 million in the first quarter of fiscal 1999. Approximately $15.6 million of the decrease resulted from the strengthening of the U.S. dollar versus European currencies. Also contributing was pricing pressure in Europe, fewer sales into Russia and reduced demand for European submarine batteries. In addition, fiscal year 1999 first quarter included significant low margin sales to Sears. Industrial battery sales (included in net sales) for the first quarter of fiscal 2000 were $171.5 million versus $181.9 million in the first quarter of fiscal 1999.

Gross profit decreased $11.0 million in the first quarter of fiscal 2000 compared to the same period in the prior year. Weakening European currencies versus the U.S. dollar currency accounted for $4.3 million of this decrease.
The gross profit margin decreased from 25.7% in the first quarter of fiscal 1999 to 24.9% in the first quarter of fiscal 2000. The decrease in gross profit related to weaker European automotive pricing, reduced demand for higher margin submarine batteries, lower sales into Russia and a shift towards a more demand driven manufacturing/production schedule which adversely impacted overhead absorption. Offsetting the above was significant improvement in North America due to the elimination of certain low margin business (primarily Sears) and higher margins associated with better product mix and customer mix.

Selling, general and administrative expenses decreased $5.8 million from $119.7 million in the first quarter of fiscal 1999 to $113.9 million in the first quarter of fiscal 2000. Weaker European currencies accounted for approximately $3.9 million of this decrease. In addition, the first quarter of 1999 included higher provisions of $0.9 million primarily for accounts receivable losses and the write-off of expenses associated with a potential acquisition.

Operating income decreased $5.2 million as a result of the matters discussed above.

Interest expense increased $0.2 million from $26.5 million to $26.7 million as a result of a higher level of borrowings in the first quarter of fiscal 2000 offset by weaker European currencies and overall lower borrowing rates.

Other expense, net was $1.3 million in the first quarter of fiscal 2000 versus $2.4 million in the first quarter of fiscal 1999. The decrease of $1.1 million primarily reflects a gain on sale of assets of $1.0 million included in fiscal 2000 results.

The net loss increased primarily as a result of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on its indebtedness and capital expenditures. Historically, the Company has met these liquidity requirements through operating cash flows, with borrowed funds and the proceeds of sales of accounts receivable. The Company is party to a U.S. receivables purchase agreement and a European receivables purchase agreement under which the other parties have committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million and $175.0 million, respectively. The Company's greatest cash demands from operations occur during the months of June through October. During fiscal 2000 and beyond, the Company also expects to meet its liquidity requirements in the same manner.

Cash used in operating activities was $83.8 million and $38.9 million in the first quarters of fiscal 2000 and 1999, respectively. The increase in cash used relates primarily to cash payments made in the first quarter of fiscal 2000 related to one-time charges recorded in fiscal 1999 and lower receivables sales. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters. In the next several years, the Company will complete the closure of various European plants which will necessitate cash payments for severance and other closure costs. While the Company believes that a large portion of its cash requirements for its European consolidation activities will be generated from operations, it has substantial liquidity and capital resources through its Senior Secured Global Credit Facilities Agreement, as discussed below.

The Company's capital expenditures were $12.7 million and $25.0 million in the first quarters of fiscal 2000 and 1999, respectively. The Senior Secured Global Credit Facilities Agreement restricts the amount of capital expenditures which may be made by the Company and its subsidiaries. However, the Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing Senior Secured Global Credit Facilities.

As of July 4, 1999, the Company had $504.2 million outstanding on its Senior Secured Global Credit Facilities Agreement, including letters of credit. Obligations under the Senior Secured Global Credit Facilities Agreement bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Senior Secured Global Credit Facilities Agreement is secured by guarantees of the European subsidiaries and certain fixed assets, inventory and receivables. The Company has an interest rate collar agreement which reduces the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreement effectively limits the PIBOR base interest rate on 593.1 million French francs (U.S. $100 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000. The Company has two currency and interest rate swap agreements which effectively convert $175 million of borrowings under the Senior Secured Global Credit Facilities Agreement into 778.8 million French francs (U.S. $133 million) and 25.2 million British pound sterling (U.S. $42 million). The Company receives LIBOR and pays PIBOR and pound sterling LIBOR.

As of July 4, 1999, the Company had $76.8 million available under its Senior Secured Global Credit Facilities Agreement after consideration of $23.1 million of outstanding letters of credit.

As of July 4, 1999, the Company has significant net operating loss carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and European taxable income.


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

We have identified the systems/equipment that need remediation, as well as the actions, resources needed, and the time frames to perform the remediation. Compliance assessments are ongoing and we make modifications to individual project plans as needed. We are monitoring our overall remediation status on a regular basis, including periodic reporting to our audit committee of the Board of Directors.

We have made significant progress in our Year 2000 remediation efforts. Costs for North American Year 2000 remediation are estimated at approximately $1.2 million, of which $1.0 million has been expended to date.

We expect to achieve Year 2000 compliance in Europe for information technology and non-information technology systems by October 31, 1999. The estimated costs for our European Year 2000 remediation efforts is approximately $3.5 million of which $1.6 million has been expended to date.

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

Readiness Testing. This phase involves the planning for and testing of integrated systems in a Year 2000-ready environment, including ongoing auditing and follow-up. This phase commenced in the second quarter of 1999 and is expected to be completed in the fourth quarter of 1999.

Contingency Planning. This phase involves the development and execution of plans that narrow the focus on specific areas of significant concern and concentrate resources to address them. We currently believe that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or suppliers for a short time rather than systemic or long-term problems affecting our business operation as a whole. Our contingency planning will continue to review systems and other aspects of our business throughout the remainder of the year. Because there is uncertainty as to which activities may be affected and the exact nature of the problems that may arise, our contingency planning will focus on minimizing the scope and duration of any disruptions by having sufficient personnel and other resources in place to permit a flexible, real-time response to specific problems as they may arise at individual locations around the world. Specific contingency plans and resources for permitting the necessary flexibility of response have been identified and are being put into place.

The cost of our Year 2000 program is being expensed as incurred with the exception of capitalizable replacement hardware. Total Year 2000 remediation spending is estimated at approximately $4.7 million (of which $2.6 million has been incurred as of July 4, 1999) and is not expected to be material to our operations, liquidity or capital resources.

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

PART II.   OTHER INFORMATION
----------------------------

Item 1. Legal Proceedings

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

When our current management learned of the Florida Attorney General's investigation, we elected to fully cooperate with the Attorney General. That cooperation led to the settlement agreement. It was expressly understood and agreed that the settlement agreement was not to be construed as an admission of liability or any acknowledgment of the claims asserted against Exide.

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

While we believe the settlement marks the end of the Florida investigation, the settlement does not preclude the Florida Attorney General from bringing further claims with respect to the matters not covered by the settlement. We have also brought certain issues raised by the Florida Attorney General's inquiry to the attention of the Securities and Exchange Commission and are voluntarily responding to the Commissions follow-up inquiries. We cannot assure you that federal or state agencies or private claimants will not investigate or bring charges with respect to these or other matters or that, if they do, such claims would not have a material adverse effect on the Company.

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

On May 3, 1999, we went to trial in the case of Exide Corporation v. East Alabama Auto Parts Anniston, Inc. The case involved our breach of contract claim against East Alabama to collect an outstanding receivable of $13,000 and their breach of contract and fraud counterclaims, alleging that Exide sold them defective batteries. The jury returned a verdict for Exide on its breach of contract claim, for Exide on the East Alabama's breach of contract counterclaim and for East Alabama on its fraud counterclaim. The jury awarded zero compensatory damages and $1.5 million punitive damages. The judge declared a mistrial due to the inconsistency between the compensatory damages verdict and the punitive damages awarded. The trial judge has not yet reset this matter for trial.

On June 14, 1999, we went to trial in the case of The Battery Shop, et al. v. Exide Corporation, et al. The case involved allegations that Exide sold old, used or defective batteries as new batteries. The jury returned a verdict rejecting the plaintiffs' claims against Exide. Post-verdict motions are pending.

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

We are currently involved in litigation with certain former members of senior management over their separation agreements. This case, Arthur M. Hawkins v. Exide Corporation, 99-73346, U.S. District Court for the Eastern District of Michigan, involves claim by Mr. Hawkins to enforce his separation agreement with Exide and a counterclaim by Exide seeking a declaration that the separation agreement is void and a return of all consideration paid thereunder. Exide has also joined Messrs. Pearson and Gauthier as additional counterclaim defendants and is seeking similar relief against such parties.

We are also involved in various other claims and litigation incidental to the conduct of our business. For a discussion of environmental issues relating to our business, see Note 4 to our Condensed Consolidated Financial Statements.


Item 2.  Changes in Securities and Use of Proceeds.  None.


Item 3.  Defaults Upon Senior Securities.  None.


Item 4.  Submission of Matters to Vote of Security Holders.  None.


Item 5.  Other Information

Stockholder proposals to be presented at the fiscal year 2000 annual meeting of stockholders must be received by the Company on or before March 15, 2000, for inclusion in the proxy statement relating to that meeting. Proposals should be sent to the attention of the Secretary of the Company.

The Company's by-laws provide that a stockholder wishing to present a nomination for election of a director or to bring any other matter before an annual meeting of stockholders must give written notice to the Company's Secretary not later than 45 days prior to the first anniversary of the mailing of the previous year's annual meeting materials and that such notice must meet certain other requirements. As a result, stockholders who intend to present a proposal at the fiscal year 2000 annual meeting without inclusion of such proposal in the Company's proxy materials are required to provide notice of such proposal no later than June 1, 2000. The Company's proxy related to the fiscal year 2000 annual meeting will give discretionary voting authority to the proxy holders to vote with respect to any such proposal that is received by the Company after such date. Any stockholder interested in making such a nomination or proposal should request a copy of the provisions of the By-Laws from the Secretary of the Company.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    EXIDE CORPORATION



Date: August 18, 1999               By: /s/ James M. Diasio
      ---------------                   ----------------------------
                                        James M. Diasio
                                        Executive Vice President and
                                        Chief Financial Officer