Form 10-Q
period 1999-10-03
EXIDE CORP
filed 1999-11-16
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q

     (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended October 3, 1999

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1 - 11263

                               EXIDE CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                           23-0552730
-------------------------------                     ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number

 645 Penn Street, Reading, Pennsylvania                          19601
----------------------------------------              --------------------------
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

                          Yes    X     No
                               -----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     As of November 12, 1999, 21,373,557 shares of common stock were outstanding.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (unaudited)

             --    Condensed Consolidated Balance Sheets --
                    October 3, 1999 and March 31, 1999.

             --    Consolidated Statements of Operations -- for the three
                    and six month periods ended October 3, 1999 and September 27, 1998.

             --    Consolidated Statements of Cash Flows --
                    for the six months ended October 3, 1999 and September 27, 1998.

             --    Notes to Condensed Consolidated Financial Statements --
                    October 3, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
              Exhibit 10.28 - Exide 1999 Stock Incentive Plan, as amended
              Exhibit 10.29 - Third Amendment, dated September 24, 1999 to the Credit and Guarantee Agreement.*

         (b)  Reports on Form 8-K. None

SIGNATURE
---------

* The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

PART I.  FINANCIAL INFORMATION

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                (In thousands, except share and per-share data)

                                                                      October 3,                March 31,
                                                                        1999                      1999
                                                                 --------------------      -------------------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                                            $    28,081             $   20,596
   Receivables, net of allowance for doubtful
      accounts of $56,842 and $54,111, respectively                         455,677                388,665
   Inventories                                                              511,936                522,471
   Prepaid expenses and other                                                18,268                 20,541
   Deferred income taxes                                                     12,525                 13,303
                                                                        -----------             ----------
            Total current assets                                          1,026,487                965,576
                                                                        -----------             ----------

PROPERTY, PLANT AND EQUIPMENT                                               867,478                809,461
   Less -- Accumulated depreciation                                        (350,476)              (310,801)
                                                                        -----------             ----------
            Total property, plant and equipment, net                        517,002                498,660
                                                                        -----------             ----------

OTHER ASSETS:
   Goodwill, net                                                            554,644                566,173
   Investments in affiliates                                                 23,943                 23,072
   Deferred financing costs, net                                             15,983                 16,967
   Deferred income taxes                                                     68,539                 61,019
   Other                                                                     34,749                 36,374
                                                                        -----------             ----------
                                                                            697,858                703,605
                                                                        -----------             ----------
            Total assets                                                $ 2,241,347             $2,167,841
                                                                        ===========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                                $    36,124             $   20,881
   Current maturities of long-term debt                                      28,526                 30,439
   Accounts payable                                                         232,944                250,625
   Accrued expenses                                                         286,835                224,859
                                                                        -----------             ----------
            Total current liabilities                                       584,429                526,804
                                                                        -----------             ----------
LONG-TERM DEBT                                                            1,244,165              1,154,486
                                                                        -----------             ----------
OTHER NONCURRENT LIABILITIES                                                253,991                317,703
                                                                        -----------             ----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                            18,152                 17,646
                                                                        -----------             ----------
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value 60,000,000 shares authorized;
      21,466,601  and 21,359,495 shares issued and outstanding                  213                    213
   Additional paid-in capital                                               490,311                490,147
   Accumulated deficit                                                     (170,641)              (164,712)
   Notes receivable -- stock award plan                                        (769)                  (786)
   Unearned compensation                                                        (33)                  (129)
   Accumulated other comprehensive loss                                    (178,471)              (173,531)
                                                                        -----------             ----------
            Total stockholders' equity                                      140,610                151,202
                                                                        -----------             ----------
            Total liabilities and stockholders' equity                  $ 2,241,347             $2,167,841
                                                                        ===========             ==========


       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (In thousands, except share and per-share data)


                                                          For the Three Months Ended     For the Six Months Ended
                                                         ----------------------------   ----------------------------
                                                           October 3,   September 27,    October 3,    September 27,
                                                             1999           1998            1999            1998
                                                         -------------  -------------    -----------   -------------
NET SALES                                                 $  556,434     $  601,136       $1,075,149     $1,145,668

COST OF SALES                                                406,670        440,102          796,216        844,480
                                                         -----------    -----------      -----------   ------------
      Gross profit                                           149,764        161,034          278,933        301,188
                                                         -----------    -----------      -----------   ------------

OPERATING EXPENSES:
   Selling, marketing and advertising                         76,627         80,014          154,729        158,545
   General and administrative                                 33,367         36,203           64,884         73,184
   Goodwill amortization                                       4,268          4,672            8,525          8,848
                                                         -----------    -----------      -----------   ------------
                                                             114,262        120,889          228,138        240,577
                                                         -----------    -----------      -----------   ------------
      Operating income                                        35,502         40,145           50,795         60,611
                                                         -----------    -----------      -----------   ------------
INTEREST EXPENSE, net                                         25,279         26,912           51,978         53,455
OTHER EXPENSE, net                                             1,439          3,547            2,749          5,961
                                                         -----------    -----------      -----------   ------------

   Income (loss) before income taxes, minority
      interest and extraordinary loss                          8,784          9,686           (3,932)         1,195

INCOME TAX EXPENSE                                             4,207          7,505              543          5,167
                                                         -----------    -----------      -----------   ------------

   Income (loss) before minority interest and
      extraordinary loss                                       4,577          2,181           (4,475)        (3,972)

MINORITY INTEREST                                                351           (102)             601           (202)
                                                         -----------    -----------      -----------   ------------
    Income (loss) before extraordinary loss                    4,226          2,283           (5,076)        (3,770)

EXTRAORDINARY LOSS RELATED TO EARLY
    RETIREMENT OF DEBT, net of income
      tax benefit of $0                                          --             --               --            (301)
                                                         -----------    -----------      -----------   ------------
      Net income (loss)                                    $   4,226      $   2,283        $  (5,076)    $   (4,071)
                                                          ==========     ==========       ==========    ===========

BASIC EARNINGS PER SHARE:
   Income (loss) before extraordinary loss                 $    0.20      $    0.11        $   (0.24)    $    (0.18)
   Extraordinary loss                                            --             --               --           (0.01)
                                                         -----------    -----------      -----------   ------------
      Net income (loss)                                    $    0.20      $    0.11        $   (0.24)    $    (0.19)
                                                          ==========     ==========       ==========    ===========

DILUTED EARNINGS PER SHARE:
   Income (loss) before extraordinary loss                 $    0.20      $    0.11        $   (0.24)    $    (0.18)
   Extraordinary loss                                            --             --               --           (0.01)
                                                         -----------    -----------      -----------   ------------
      Net income (loss)                                    $    0.20      $    0.11        $   (0.24)    $    (0.19)
                                                          ==========     ==========       ==========    ===========

WEIGHTED AVERAGE SHARES:
   Basic                                                  21,064,473     21,238,526       21,065,981     21,195,561
                                                          ==========     ==========       ==========    ===========
   Diluted                                                21,359,481     21,259,065       21,065,981     21,195,561
                                                          ==========     ==========       ==========    ===========

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                     For the Six Months Ended
                                                                   ----------------------------
                                                                   October 3,     September 27,
                                                                      1999            1998
                                                                   -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (5,076)     $    (4,071)
  Adjustments to reconcile net loss to net
     cash used in operating activities -
       Depreciation and amortization                                  52,178           59,307
       Extraordinary loss                                                --               301
       Deferred income taxes                                          (5,501)           3,100
       Original issue discount on notes                                5,000            4,527
       Provision for losses on accounts receivable                     3,579            7,068
       Minority interest                                                 601             (202)
  Net proceeds from sale of receivables                              (18,850)           4,499
  Changes in assets and liabilities excluding
     effects of acquisitions -
       Receivables                                                   (52,589)         (86,099)
       Inventories                                                    10,066            6,349
       Prepaid expenses and other                                      1,803            4,368
       Payables and accrued expenses                                 (51,086)         (14,768)
       Other, net                                                    (12,228)          (8,519)
                                                                   ----------     -----------
         Net cash used in operating activities                       (72,103)         (24,140)
                                                                   ==========     ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of certain businesses                                    --            (14,825)
  Capital expenditures                                               (29,385)         (38,756)
  Equipment purchases held for sale                                     --            (10,435)
  Proceeds from sale of assets                                        11,883           21,278
  Insurance proceeds from fire damage                                    807            7,160
                                                                   ----------     -----------
         Net cash used in investing activities                       (16,695)         (35,578)
                                                                   ==========     ===========

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                                   15,145            9,011
  Borrowings under Global Credit Facilities Agreement                365,662          328,145
  Repayments under Global Credit Facilities Agreement               (278,487)        (267,129)
  Decrease in other debt                                              (4,618)          (7,015)
  Debt issuance costs                                                   (679)            (379)
  Dividends paid                                                        (854)            (843)
                                                                   ----------     -----------
         Net cash provided by financing activities                    96,169           61,790
                                                                   ----------     -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS                                                     114            2,077
                                                                   ----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              7,485            4,149
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        20,596           35,613
                                                                   ----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  28,081      $    39,762
                                                                   ==========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for -
        Interest (net of amount capitalized)                       $  46,579      $    47,573
        Income taxes                                               $   3,056      $     3,947

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 3, 1999
                (In thousands, except share and per-share data)
                                  (Unaudited)


(1) BASIS OF PRESENTATION
-------------------------

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

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the accompanying condensed consolidated financial information reflects all adjustments necessary to present fairly the results of operations and financial position for the periods presented.

There is no difference between the weighted average basic and diluted shares in the current and prior year to date earnings per share calculations because the effects of outstanding stock options, grants and convertible securities are antidilutive.

Options to purchase 3,435,500 and 2,286,720 shares at prices ranging from $11.00 to $29.50 and $16.625 to $29.50 were outstanding during the second quarters of fiscal 2000 and fiscal 1999, respectively, but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. These options expire in the years 2000 to 2009 and 2000 to 2007, respectively. The current year options include those granted under the 1999 Stock Incentive Plan. See Note 7.

The diluted earnings per share calculation for the second quarters of fiscal 2000 and 1999 included the impact of 295,008 and 20,539 dilutive securities such as options, respectively.

Total comprehensive income (loss) and its components are as follows:

                                         For the Three Months Ended                         For the Six Months Ended
                               --------------------------------------------     ---------------------------------------------
                                    October 3,             September 27,             October 3,              September 27,
                                       1999                    1998                     1999                     1998
                               ------------------     ---------------------     -----------------      ----------------------

Net income (loss)                         $ 4,226                   $ 2,283              $ (5,076)                    $(4,071)
Change in cumulative
   translation adjustment                  18,296                    37,157                (4,940)                     35,207
                               ------------------     ---------------------     -----------------      ----------------------
Total comprehensive
   income (loss)                          $22,522                   $39,440              $(10,016)                    $31,136
                               ==================     =====================     =================      ======================


Certain prior period amounts have been reclassified to conform with current period presentation.

(2)  INVENTORIES
----------------

Inventories are comprised of:

                        October 3,    March 31,
                           1999         1999
                        ----------    ---------
  Raw materials           $127,253     $132,697
  Work-in-process           81,851       74,549
  Finished goods           302,832      315,225
                        ----------    ---------
                          $511,936     $522,471
                        ==========    =========

At October 3, 1999 and March 31, 1999, inventories valued by the LIFO method were approximately 27% and 30% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $494,869 and $505,404 at October 3, 1999 and March 31, 1999, respectively.


(3)  LONG-TERM DEBT
-------------------

In September 1999, the Company amended its Credit and Guarantee Agreement ("Global Credit Facility"). The amendment allows the Company to sell certain assets, to make potential acquisitions, to outsource certain manufacturing functions and to provide additional time to reduce indebtedness.

As of October 3, 1999, the net fair value of the foreign currency and interest rate protection agreements was $4,290. These agreements effectively convert $175,000 debt into 788,756 French francs (U.S. $133,000) and 25,225.2 Pounds sterling (U.S. $42,000) under the Global Credit Facility.


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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of October 3, 1999, the amount of such reserves on the Company's consolidated balance sheet was $39,788. Of this amount, $28,647 was included in other noncurrent liabilities. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.


(5)  COMMITMENTS AND CONTINGENCIES
----------------------------------

There have been no significant changes from the March 31, 1999 audited consolidated financial statements.

(6)  SEGMENT REPORTING
----------------------

The Company operates on a geographic basis and has two main geographic-based reportable segments, namely, the manufacture, distribution and sale of lead acid batteries in North America and in Europe. Sales of lead acid batteries are made both to the aftermarket and original equipment manufacturers. Intersegment sales are not material. Selected financial information concerning the Company's reportable segments are as follows:

                                   North                                           Intercompany
                                  America          Europe         Other (a)        Eliminations        Consolidated
                              ---------------  ---------------  --------------  -------------------  -----------------
For the three months
ended October 3, 1999
----------------------------

Net sales to third parties          $205,740         $337,499         $13,557              $  (362)        $  556,434
Net income/(loss)                      4,965              965          (2,412)                 708              4,226

For the three months
ended September 27, 1998:
----------------------------

Net sales to third parties          $226,418         $359,242         $15,602              $  (126)        $  601,136
Net income/(loss)                     (1,614)           6,994          (3,830)                 733              2,283

For the six months
ended October 3, 1999:
----------------------------

Net sales to third parties          $398,619         $652,028         $25,586              $(1,084)        $1,075,149
Net income/(loss)                      4,901           (6,990)         (4,402)               1,415             (5,076)

For the six months
ended September 27, 1998:
----------------------------

Net sales to third parties          $416,522         $701,085         $28,268              $  (207)        $1,145,668
Net income/(loss)                     (6,446)           7,537          (6,617)               1,455             (4,071)


(a) Other includes primarily the operations of the Company's starter and alternator, charger and accessories businesses.


(7)  OTHER
----------

On September 27, 1999, the Company entered into an agreement to acquire a controlling interest in Lion Compact Energy (LCE), a privately held company conducting research in dual-graphite battery technology. The acquisition of LCE is subject to certain conditions, including due diligence and the execution of agreements with certain third parties. The transaction is expected to close in the third quarter of fiscal 2000.

In November 1999, the Company reached an agreement to sell its battery separator operations for approximately $50 million, consisting of approximately half in expected cash proceeds and approximately half in expected sublease arrangements. Cash proceeds from the sale will be used to reduce debt. The transaction is expected to close in the third quarter of fiscal 2000.

The Board of Directors adopted the 1999 Stock Incentive Plan (the "Plan") effective August 11, 1999 under which certain employees of the Company are eligible to be granted a total of 2,300,000 awards in the form of incentive stock options, nonqualified stock options or restricted shares of common stock. Substantially all of the 2,300,000 stock options were granted in the second quarter of fiscal 2000 at the fair market value on the date of grant. Certain of these options will vest ratably over four years while the remainder will vest over nine years or immediately upon the Company reaching certain performance measures.


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


RESULTS OF OPERATIONS
---------------------

Three months ended October 3, 1999 compared with the three months ended
-----------------------------------------------------------------------
September 27, 1998.
-------------------

Net sales decreased 7.4% ($44.7 million) to $556.4 million in the second quarter of fiscal 2000 from $601.1 million in the second quarter of fiscal 1999. Approximately 3% of the 7.4% decrease resulted from the strengthening of the U.S. dollar versus European currencies. Also contributing was pricing pressure in Europe, fewer sales into Russia and the timing of demand for European military and special application batteries. In addition, the fiscal year 1999 second quarter included significant low margin sales to Sears. Industrial battery sales (included in net sales) for the second quarter of fiscal 2000 were $165.9 million versus $175.5 million in the second quarter of fiscal 1999.

Gross profit decreased 7.0% ($11.3 million) in the second quarter of fiscal 2000 compared to the same period in the prior year. Weakening European currencies versus the U.S. dollar accounted for approximately 4% of this 7.0% decrease. Significant improvement in North America occurred due to the elimination of certain low margin business (primarily Sears) and higher margins associated with better product and customer mix. The gross profit margin was 26.8% in the second quarter of fiscal 1999 compared to 26.9% in the second quarter of fiscal 2000. The gross profit margin was unfavorably impacted by weaker European automotive pricing, the timing of demand for higher margin military and special application batteries, lower sales into Russia and a shift towards a more demand driven manufacturing/production schedule which adversely impacted overhead absorption.

Operating expenses decreased 5.5% ($6.6 million) from $120.9 million in the second quarter of fiscal 1999 to $114.3 million in the second quarter of fiscal 2000. Weaker European currencies accounted for approximately 3% of this 5.5% decrease. The remainder of the decrease was due to general operating efficiencies achieved in the current year along with the impact of certain one-time charges in the prior year.

Operating income decreased $4.6 million as a result of the matters discussed above.

Interest expense decreased $1.6 million from $26.9 million to $25.3 million as a result of a lower level of borrowings in the second quarter of fiscal 2000 along with weaker European currencies and overall lower borrowing rates.

Other expense, net was $1.4 million in the second quarter of fiscal 2000 versus $3.5 million in the second quarter of fiscal 1999. The decrease of $2.1 million related to net currency transaction gains, insurance proceeds from a prior period fire and a lower loss from the sales of accounts receivable.

The effective tax rate was 47.9% in the second quarter of fiscal 2000 compared to 77.5% in the second quarter of fiscal 1999. The difference between the federal statutory rate and the effective rate is primarily due to certain nondeductible goodwill, differences in rates on foreign subsidiaries and losses in certain tax jurisdictions not benefited.

Net income increased primarily as a result of the items discussed above.

Six months ended October 3, 1999 compared with the six months ended September
-----------------------------------------------------------------------------
27, 1998.
---------

Net sales decreased 6.2% ($70.6 million) to $1,075.1 million for the first six months of fiscal 2000 from $1,145.7 for the same period last year. Approximately 3% of the 6.2% decrease resulted from the strengthening of the U.S. dollar versus European currencies. Also contributing was pricing pressure in Europe, fewer sales into Russia and the timing of demand for European military and special application batteries. In addition, the first half of fiscal year 1999 included significant low margin sales to Sears. Industrial battery sales (included in net sales) for the first six months of fiscal 2000 were $337.4 million versus $357.0 million in the first six months of fiscal 1999.

Gross profit decreased 7.4% ($22.3 million) for the first six months of fiscal 2000 compared to the same period in the prior year. Weakening European currencies versus the U.S. dollar accounted for approximately 3% of this 7.4% decrease. The gross profit margin decreased from 26.3% for the first half of fiscal 1999 to 25.9% for the same period for fiscal 2000. The decrease in gross profit related to weaker European automotive pricing, the timing of demand for higher margin military and special application batteries, lower sales into Russia and a shift towards a more demand driven manufacturing/production schedule which adversely impacted overhead absorption. Offsetting the above was significant improvement in North America due to the elimination of certain low margin business (primarily Sears) and higher margins associated with better product and customer mix.

Operating expenses decreased 5.2% ($12.4 million) from $240.6 million for the first six months of fiscal 1999 to $228.2 million for the first six months of fiscal 2000. Weaker European currencies accounted for approximately 3% of this 5.2% decrease. The remainder of the decrease was due to general operating efficiencies achieved in the current year along with the impact of certain one-time charges in the prior year.

Operating income decreased $9.8 million as a result of the matters discussed above.

Interest expense decreased $1.5 million from $53.5 million to $52.0 million as a result of a lower level of borrowings for the first half of fiscal 2000 along with weaker European currencies and overall lower borrowing rates.

Other expense, net was $2.7 million for the first two quarters of fiscal 2000 versus $6.0 million in the first two quarters of fiscal 1999. The decrease of $3.3 million related to net currency transaction gains, insurance proceeds from a prior period fire and a lower loss from the sale of accounts receivable.

The Company recorded income tax expense of $543 on a loss before income taxes and minority interest of $(3,932) for the first six months of fiscal 2000 compared to income tax expense of $5,167 on income before income taxes, minority interest and extraordinary loss of $1,195 for the first six months of fiscal 1999. The difference between the federal statutory rate and the effective rate is primarily due to certain nondeductible goodwill, differences in rates on foreign subsidiaries and losses in certain tax jurisdictions not benefited.

The net loss increased primarily as a result of the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on its indebtedness and capital expenditures. Historically, the Company has met these liquidity requirements through operating cash flows, with borrowed funds and with the proceeds of sales of accounts receivable. The Company is party to a U.S. receivables purchase agreement and a European receivables purchase agreement under which the other parties have committed (subject to certain exceptions) to purchase selected accounts receivable of the Company, up to a maximum commitment of $75.0 million and $175.0 million, respectively. The Company's greatest cash demands from operations occur during the months of June through October. During the rest of fiscal 2000 and beyond, the Company also expects to meet its liquidity requirements in the same manner.

Cash used in operating activities was $72.1 million and $24.1 million in the six months ended October 3, 1999 and September 27, 1998, respectively. The increase in cash used relates primarily to cash payments made in the first half of fiscal 2000 related to one-time charges recorded in fiscal 1999, lower receivables sales and the timing of certain vendor payments. Because of the seasonality of the Company's business, more funds are typically generated in its third and fourth fiscal quarters.

The Company's capital expenditures were $29.4 million and $38.8 million in the six months ended October 3, 1999 and September 27, 1998, respectively. The Global Credit Facility restricts the amount of capital expenditures which may be made by the Company and its subsidiaries. However, the Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing Global Credit Facility. As of October 3, 1999, the Company had $531.3 million outstanding on its Global Credit Facility, including letters of credit. Obligations under the Global Credit Facility bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Global Credit Facility is secured by guarantees of the European subsidiaries and certain fixed assets, inventory and receivables. The Company has an interest rate collar agreement which reduces the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreement effectively limits the PIBOR based interest rate on 593.1 million French francs (U.S. $100 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000. The Company has two currency and interest rate swap agreements which effectively convert $175 million of borrowings under the Global Credit Facility into 778.8 million French francs (U.S. $133 million) and 25.2 million British pound sterling (U.S. $42 million). The Company receives LIBOR and pays PIBOR and pound sterling LIBOR.

In September 1999, the Company amended its Global Credit Facility. The amendment allows the Company to sell certain assets, to make potential acquisitions, to outsource certain manufacturing functions and to provide additional time to reduce indebtedness.

In November 1999, the Company reached an agreement to sell its battery separator operations for approximately $50 million, consisting of approximately half in expected cash proceeds and approximately half in expected sublease arrangements. Cash proceeds from the sale will be used to reduce debt. The transaction is expected to close in the third quarter of fiscal 2000. As of October 3, 1999, the Company had $52.3 million available under its Global Credit Facility after consideration of $17.9 million of outstanding letters of credit.

As of October 3, 1999, the Company has significant net operating loss carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and European taxable income.


YEAR 2000 ISSUE
---------------

We rely on information technology systems (hardware, operating systems, software applications) to support many key operations of our business, including sales order processing, production scheduling, purchasing, distribution, financial accounting, and others. We conducted assessments of all systems and determined that many were not Year 2000 compliant. The majority of our information technology systems have been made compliant. Additionally, our Year 2000 plans included the remediation of any non-information technology systems that may incorporate embedded computer chip technology. Some of our manufacturing equipment contains such technology.

We have made significant progress in our Year 2000 remediation efforts. We expect to achieve Year 2000 compliance by November 30, 1999. Costs for Year 2000 remediations are estimated at approximately $4.3 million, of which $4.2 million have been expended. These costs have been expensed as incurred with the exception of capitalizable replacement hardware.

In addition to our own Year 2000 compliance, we believe that our business could potentially be adversely impacted if our key suppliers do not achieve timely and successful Year 2000 compliance. We have been in contact with our key business partners regarding their Year 2000 readiness. Our vertically integrated structure, particularly in North America and to a lesser extent in Europe, might mitigate the adverse impact of third parties' Year 2000 issues.

We have implemented our Year 2000 program in the following seven phases, most of which have been completed:

Inventory. This phase involved the identification and validation of an inventory of all systems that could be affected by the Year 2000 issue. The inventory phase was previously completed.

Assessment. This phase involved the initial testing and code scanning to determine whether remediation is needed and to develop a remediation plan, if applicable. The assessment of business information systems as well as the assessment of infrastructure items and embedded systems for both North America and Europe was previously completed.

Remediation. This phase involved the design and execution of a remediation plan. We have completed the remediation of our critical systems.

System Test. This phase involved the testing of remediation items to ensure that they function normally after being returned to their original operating environment. It is closely related to the remediation phase and followed essentially the same schedule.

Implementation. This phase involved the return of items to normal operation after satisfactory performance in system testing. It followed essentially the same schedule as remediation and system testing.

Readiness Testing. This phase involved the planning and testing of integrated systems in a Year 2000-ready environment, including ongoing auditing and follow-up.

Contingency Planning. This phase involved the development and execution of plans that narrow the focus on specific areas of significant concern and concentrate resources to address them. We currently believe that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or suppliers for a short time rather than systemic or long-term problems affecting our business operation as a whole. Our contingency planning will continue to review systems and other aspects of our business throughout the remainder of the year. Because there is uncertainty as to which activities may be affected and the exact nature of the problems that may arise, our contingency planning will focus on minimizing the scope and duration of any disruptions by having sufficient personnel and other resources in place to permit a flexible, real-time response to specific problems as they may arise at individual locations around the world. Specific contingency plans and resources for permitting the necessary flexibility of response have been identified and are being put into place.

We do not currently anticipate that we will experience a significant disruption of our business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect Exide and third parties, including our customers, that are critical to our operations. For example, lack of readiness by electrical and water utilities, financial institutions, governmental agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to our ability to carry on our normal operations in the area or areas so affected. In the event that we are unable to execute adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on our business.


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

The Company's core business, the design, manufacture and sale of lead acid batteries, and the Company's structure involves risk and uncertainty. Important factors that could affect the Company's results include, but are not limited to
(i) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (ii) the Company's substantial debt and debt service requirements which restrict the Company's operational and financial flexibility, as well as imposing significant interest and financing costs, (iii) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (iv) the Company's assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income and implementation of certain tax planning strategies, (v) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company's results because it is a major constituent in most of the Company's products, (vi) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins,
(vii) the Company's consolidation and rationalization of acquired European entities requires substantial management time and financial and other resources and is not without risk, and (viii) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations. Therefore, the Company cautions each reader of this report to carefully consider those factors here-in-above set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings.

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

While we believe the settlement marks the end of the Florida investigation, the settlement does not preclude the Florida Attorney General from bringing further claims with respect to the matters not covered by the settlement. We are currently working towards full compliance with the terms of the settlement. We have also brought certain issues raised by the Florida Attorney General's inquiry to the attention of the Securities and Exchange Commission and are voluntarily responding to the Commission's follow-up inquiries. We cannot assure you that federal or state agencies or private claimants will not investigate or bring charges with respect to these or other matters or that, if they do, such claims would not have a material adverse effect on the Company.

Exide is now or recently has been involved in several lawsuits pending in state and federal courts in Alabama, North Carolina, Pennsylvania, South Carolina, Tennessee and Texas, some of which were brought as purported class actions. These actions allege that Exide sold old or used batteries as new batteries, sold defective and mislabeled batteries and improperly credited customer accounts and seek compensatory and punitive damages and, in one case, injunctive relief. The following lawsuits of this type are currently pending: Exide
v. East Alabama Auto Parts Anniston, Inc., Circuit Court for Calhoun County, Alabama, Dynamic Enterprises v. Exide, United States District Court for the Eastern District of Texas, Dynamic Enterprises v. Exide, United States District Court for the Eastern District of Texas, Martin v. Exide, United States District Court for the District of South Carolina, Mathis Battery Company, et al. v. Exide, Chancercy

Court for Weakley County, Tennessee and Gamma Group, et al. v. Exide, United States District Court for the Eastern District of Pennsylvania. On limited occasions before 1996, certain managers at the Company permitted batteries which had been installed to be returned and resold as new. Some of the other acts complained of in these cases may also have occurred. The Company's defense of these cases (and of similar cases which it has defended in the past) therefore rests primarily on the low incidence of any such occurrence, the Company's warranty program addressing any problem caused by any such occurrence, and the consequent lack of damage to any plaintiff. The Dynamic, Martin and Mathis cases are purported class actions, none of which has yet been certified by the courts. Class certification hearings in these cases are scheduled to begin in early 2000. We cannot assure you that we will be successful in the defense of these claims or that additional claims will not be brought.

On May 3, 1999, we went to trial in the case of Exide v. East
Alabama Auto Parts Anniston, Inc., Circuit Court of Calhoun County, Alabama.
The case involved our breach of contract claim against East Alabama to collect an outstanding receivable of $13,000 and their breach of contract and fraud counterclaims, alleging that Exide sold them defective batteries. The jury returned a verdict for Exide on its breach of contract claim, for Exide on the East Alabama's breach of contract counterclaim and for East Alabama on its fraud counterclaim. The jury awarded zero compensatory damages and $1.5 million punitive damages. The judge declared a mistrial due to the inconsistency between the compensatory damages verdict and the punitive damages awarded. In early November 1999, the Attorney General of Alabama was permitted, over the Company's objection, to intervene in this case with a new complaint alleging that the Company has caused used batteries to be sold as new to consumers in Alabama from 1993 until the present. The new complaint seeks injunctive relief and damages. The Company plans to appeal the decision to permit this intervention. Prior to the intervention, the Company had submitted to the Alabama Attorney General an offer to settle its concerns in exchange for providing extended warranties to certain Alabama consumers who purchased Exide batteries. The Attorney General has not responded to this offer. While it is not possible to predict the outcome of the case with certainty, in light of its experience in dealing with the Florida Attorney General investigation, the Company believes that this development will not have a material adverse effect on its financial position.

On June 14, 1999, we went to trial in the case of The Battery Shop, et al. v. Exide, Circuit Court of Jefferson County, Alabama. The case involved allegations that Exide sold old, used or defective batteries as new batteries. The jury returned a verdict rejecting the plaintiffs' claims against Exide and the time for appeal has expired.

At a hearing in September 1999, the settlement of a securities law class action reported in the Company's most recent prior Form 10-Q received final approval.

Our current senior management and Board of Directors have retained outside counsel to investigate and will continue to investigate the allegations involved in the foregoing matters. The Company has no tolerance for the practices alleged and senior management has taken and will take action to prevent such practices in the future.

On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15 million. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy.

We are currently involved in litigation with certain former members of senior management over their separation agreements. This case, Arthur M. Hawkins v. Exide, U.S. District Court for the Eastern District of Michigan, involves claims by Mr. Hawkins to enforce his separation agreement with Exide and a counterclaim by Exide seeking a declaration that the separation agreement is void and a return of all consideration paid thereunder. Exide has also joined Messrs. Pearson and Gauthier as additional counterclaim defendants and is seeking similar relief against such parties. Messrs. Gauthier and Pearson are disputing Michigan jurisdiction and have filed actions, Gauthier v. Exide and Pearson v. Exide, respectively, the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract.

Exide is now involved in several lawsuits pending in state and federal courts in South Carolina, Indiana and Pennsylvania. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. The following lawsuits of this type are currently pending in the United States District Courts indicated: Byars v. Exide, District of South Carolina; Heaton v. Exide, Southern District of Indiana and Wann v. Exide, Southern District of Indiana. In addition, the following lawsuits of this type are currently pending in the Circuit Court for Greenville County, South Carolina: Joshua Lollis v. Exide; Buchanan v. Exide; Agnew v. Exide; Patrick Miller v. Exide; Kelly v. Exide; Amanda Thompson v. Exide; Jonathan Talley v. Exide; Smith v. Exide; Lakeisha Talley v. Exide; Brandon Dodd
v. Exide; Prince v. Exide; Andriae Dodd v. Exide; Dominic Thompson v. Exide; Snoddy v. Exide; Antoine Dodd v. Exide; Roshanda Talley v. Exide; Fielder v. Exide; Rice v. Exide; Logan Lollis v. Exide; Dallis Miller v. Exide. Finally, the following lawsuits of this type are currently pending in the Court of Common Pleas for Berks County, Pennsylvania: Grillo v. Exide; Blume v. Exide; Esterly
v. Exide and Saylor v. Exide. The Company believes that most, if not all of these claims are without merit, and intends to defend itself vigorously. Nevertheless, we cannot assure you that we will be successful in the defense of these claims, or that additional claims will not be brought.

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


Item 2.  Changes in Securities and Use of Proceeds.  None.


Item 3.  Defaults Upon Senior Securities.  None.


Item 4.  Submission of Matters to Vote of Security Holders.

At the Company's annual meeting of stockholders held August 11, 1999, the stockholders elected five directors, adopted the Company's 1999 Stock Incentive Plan and ratified the appointment of Arthur Andersen LLP as the independent certified public accountants for the 2000 fiscal year.

The results of the voting were as follows:

Proposal I: Election of five directors.


        Director                 For            Against    Withheld
        ----------------------   -----------   --------   ----------
        Robert A. Lutz            18,004,958          0   2,203,557
        Francois J. Castaing      18,006,508          0   2,202,008
        John A. James             18,006,558          0   2,201,958
        Heinz C. Prechter         18,006,558          0   2,201,958
        John E. Robson            18,005,478          0   2,203,038

Proposal II: Adoption of the 1999 Stock Incentive Plan.

        For                      Against       Abstain
        -----------------------  ------------  -----------
        8,337,774                 7,459,820     47,796


Proposal III: Ratification of the appointment of Arthur Andersen LLP as the Company's independent certified public accountants for the 2000 fiscal year.

        For                      Against       Abstain
        -----------------------  ------------  -----------
        20,044,719                126,937       36,862


Item 5.  Other Information. None.


Item 6.  Exhibits and Reports on Form 8-K.


         (a)  Exhibits
              Exhibit 10.28 - Exide 1999 Stock Incentive Plan, as amended
              Exhibit 10.29 - Third Amendment,dated September 24, 1999 to the
                Credit and Guarantee Agreement.

         (b)  Reports on Form 8-K. None.

                              SIGNATURE
                              ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                            EXIDE CORPORATION



Date:     November 16, 1999      By:  /s/ James M. Diasio
       -----------------------        ---------------------------
                                            James M. Diasio
                                            Executive Vice President
                                            and Chief Financial Officer