Form 10-Q
period 2000-01-02
EXIDE CORP
filed 2000-02-16
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q

     (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED JANUARY 2, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1 - 11263


                               EXIDE CORPORATION
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             DELAWARE                                         23-0552730
----------------------------------------                ----------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                      Identification Number)

645 PENN STREET, READING, PENNSYLVANIA                           19601
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)

                                (610) 378-0500
               ------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES          X        NO
                          --------------      -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     AS OF FEBRUARY 10, 2000, 21,421,659 SHARES OF COMMON STOCK WERE
     OUTSTANDING.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION
-------------------------------------

Item 1.  Financial Statements (unaudited)

             --    Condensed Consolidated Balance Sheets --
                    January 2, 2000 and March 31, 1999.

             --    Consolidated Statements of Operations --  for the three
                    and nine month periods ended January 2, 2000 and December 27, 1998.

             --    Consolidated Statements of Cash Flows --
                    for the nine months ended January 2, 2000 and December 27, 1998.

             --    Notes to Condensed Consolidated Financial Statements --
                    January 2, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

PART II.        OTHER INFORMATION
---------------------------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Exhibit 10.30 - Nonqualified Stock Option Agreement for
                 Robert A. Lutz
                Exhibit 99 - Press Release dated February 3, 2000

           (b)  Reports on Form 8-K.  None.

SIGNATURE
---------

PART I.    FINANCIAL INFORMATION

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                (In thousands, except share and per-share data)

                                                             January 2,                         March 31,
                                                               2000                               1999
                                                      ----------------------------      ----------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $             37,078              $             20,596
  Receivables, net of allowance for doubtful
    accounts of $58,575 and $54,111, respectively                          452,184                           388,665
  Inventories                                                              456,993                           522,471
  Prepaid expenses and other                                                17,396                            20,541
  Deferred income taxes                                                     12,595                            13,303
                                                      ----------------------------      ----------------------------
      Total current assets                                                 976,246                           965,576
                                                      ----------------------------      ----------------------------

PROPERTY, PLANT AND EQUIPMENT                                              857,865                           809,461
  Less - Accumulated depreciation                                         (368,983)                         (310,801)
                                                      ----------------------------      ----------------------------
      Total property, plant and equipment, net                             488,882                           498,660
                                                      ----------------------------      ----------------------------

OTHER ASSETS:
  Goodwill, net                                                            524,228                           566,173
  Investments in affiliates                                                 23,062                            23,072
  Deferred financing costs, net                                             14,619                            16,967
  Deferred income taxes                                                     66,537                            61,019
  Other                                                                     33,448                            36,374
                                                      ----------------------------      ----------------------------
                                                                           661,894                           703,605
                                                      ----------------------------      ----------------------------

      Total assets                                            $          2,127,022              $          2,167,841
                                                       ===========================      ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                                      $             34,122              $             20,881
   Current maturities of long-term debt                                     33,593                            30,439
   Accounts payable                                                        224,940                           250,625
   Accrued expenses                                                        280,306                           224,859
                                                      ----------------------------      ----------------------------
      Total current liabilities                                            572,961                           526,804
                                                      ----------------------------      ----------------------------


LONG-TERM DEBT                                                           1,176,486                         1,154,486
                                                      ----------------------------      ----------------------------

OTHER NONCURRENT LIABILITIES                                               244,104                           317,703
                                                      ----------------------------      ----------------------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                           17,975                            17,646
                                                      ----------------------------      ----------------------------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value 60,000,000
    shares authorized; 21,409,864  and
    21,359,495 shares issued and outstanding                                   214                               213
  Additional paid-in capital                                               490,356                           490,147
  Accumulated deficit                                                     (174,713)                         (164,712)
  Notes receivable - stock award plan                                         (769)                             (786)
  Unearned compensation                                                        -                                (129)
  Accumulated other comprehensive loss                                    (199,592)                         (173,531)
                                                      ----------------------------      ----------------------------
      Total stockholders' equity                                           115,496                           151,202
                                                      ----------------------------      ----------------------------

      Total liabilities and stockholders' equity              $          2,127,022              $          2,167,841
                                                      ============================       ===========================

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (In thousands, except share and per-share data)

                                                             For the Three Months Ended      For the Nine Months Ended
                                                           -----------------------------   -----------------------------
                                                                             (Restated)                     (Restated)
                                                              January 2,    December 27,     January 2,    December 27,
                                                                2000            1998            2000           1998
                                                           -------------   -------------   -------------   -------------

NET SALES                                                  $    618,528    $    678,530    $  1,693,677    $  1,824,198

COST OF SALES BEFORE ASSET SALES                                443,088         513,884       1,239,304       1,357,248
NET LOSS ON ASSET SALES                                           3,175            --             3,175            --
                                                           -------------   -------------   -------------   -------------
     Cost of sales                                              446,263         513,884       1,242,479       1,357,248

      Gross Profit                                              172,265         164,646         451,198         466,950
                                                           -------------   -------------   -------------   -------------

OPERATING EXPENSES
     Selling, marketing and advertising                          83,246          88,819         237,975         247,364
     General and administrative                                  33,916          54,266          98,800         127,450
     Purchased  research and development                         14,262            --            14,262            --
     Goodwill amortization                                        4,138           6,526          12,663          15,374
                                                           -------------   -------------   -------------   -------------
                                                                135,562         149,611         363,700         390,188
                                                           -------------   -------------   -------------   -------------
      Operating income                                           36,703          15,035          87,498          76,762
                                                           -------------   -------------   -------------   -------------
INTEREST EXPENSE, net                                            27,081          29,747          79,059          83,202
OTHER EXPENSE, net                                                4,164          12,141           6,913          18,102
                                                           -------------   -------------   -------------   -------------

      Income (loss) before income taxes, minority
       interest and extraordinary loss                            5,458         (26,853)          1,526         (24,542)

INCOME TAX EXPENSE                                                8,354          18,477           8,897          23,644
                                                           -------------   -------------   -------------   -------------

      Loss before minority interest and
       extraordinary loss                                        (2,896)        (45,330)         (7,371)        (48,186)

MINORITY INTEREST                                                   747            (107)          1,348            (309)
                                                           -------------   -------------   -------------   -------------

      Loss before extraordinary loss                             (3,643)        (45,223)         (8,719)        (47,877)

EXTRAORDINARY LOSS RELATED TO EARLY
     RETIREMENT OF DEBT, net of income tax benefit of $0           --              --              --              (301)
                                                           -------------   -------------   -------------   -------------

      Net loss                                             $     (3,643)   $    (45,223)   $     (8,719)   $    (48,178)
                                                           =============   =============   =============   =============

BASIC EARNINGS PER SHARE:
     Loss  before extraordinary loss                       $      (0.17)   $      (2.13)   $      (0.41)   $      (2.26)
     Extraordinary loss                                            --              --              --             (0.01)
                                                           -------------   -------------   -------------   -------------
      Net loss                                             $      (0.17)   $      (2.13)   $      (0.41)   $      (2.27)
                                                           =============   =============   =============   =============

DILUTED EARNINGS PER SHARE:
     Loss before extraordinary loss                        $      (0.17)   $      (2.13)   $      (0.41)   $      (2.26)
     Extraordinary loss                                            --              --              --             (0.01)
                                                           -------------   -------------   -------------   -------------
      Net loss                                             $      (0.17)   $      (2.13)   $      (0.41)   $      (2.27)
                                                           =============   =============   =============   =============

WEIGHTED AVERAGE SHARES:
     Basic                                                   21,409,864      21,250,997      21,428,466      21,235,248
                                                           =============   =============   =============   =============

     Diluted                                                 21,409,864      21,250,997      21,428,466      21,235,248
                                                           =============   =============   =============   =============


        The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)


                                                                             For the Nine Months Ended
                                                                          -------------------------------
                                                                                              (Restated)
                                                                          January 2,         December 27,
                                                                             2000                1998
                                                                          ----------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $  (8,719)        $ (48,178)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities -
        Depreciation and amortization                                        77,089            97,093
        Extraordinary loss                                                     --                 301

        Loss on asset sales                                                   3,175              --

        Purchased research & development                                     14,262              --

        Deferred income taxes                                                (2,272)           19,643
        Original issue discount on notes                                      7,491             6,855
        Provision for losses on accounts receivable                           4,988            18,122
        Provision for severance and patent infringement litigation              400            11,136
        Provision for inventory loss                                           --              13,035

        Minority interest                                                     1,348              (309)
    Net proceeds from sale of receivables                                     4,208            52,118
    Changes in assets and liabilities excluding
     effects of acquisitions and divestitures -
        Receivables                                                         (97,272)         (113,603)
        Inventories                                                          39,812             2,530
        Prepaid expenses and other                                            1,316              (969)
        Payables and accrued expenses                                       (57,161)          (30,683)
        Other, net                                                          (14,771)           (2,425)
                                                                          ----------        ----------
            Net cash provided by (used in) operating activities             (26,106)           24,666
                                                                          ==========        ==========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of certain businesses, net of cash acquired                 (2,700)          (14,825)
    Capital expenditures                                                    (44,766)          (60,047)
    Equipment purchases held for sale                                          --             (10,435)

    Proceeds from sale of assets                                             46,534            22,466
    Insurance proceeds from fire damage                                         807            10,767
                                                                          ----------        ----------
            Net cash used in investing activities                              (125)          (52,074)
                                                                          ==========        ==========

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term borrowings                                        14,774             6,186
    Borrowings under Global Credit Facilities Agreement                     504,751           448,367

    Repayments under Global Credit Facilities Agreement                    (462,934)         (427,488)

    Decrease in other debt                                                  (10,496)           (3,775)
    Debt issuance costs                                                        (678)           (2,627)
    Dividends paid                                                           (1,281)           (1,280)
                                                                          ----------        ----------
            Net cash provided by financing activities                        44,136            19,383
                                                                          ----------        ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                                        (1,423)            1,494
                                                                          ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         16,482            (6,531)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               20,596            35,613
                                                                          ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  37,078         $  29,082
                                                                          ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for -
        Interest (net of amount capitalized)                              $  80,618         $  85,751
        Income taxes                                                      $  11,096         $   4,114



        The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                January 2, 2000
                (In thousands, except share and per-share data)
                                  (Unaudited)


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

On February 3, 2000, the Company announced that, as a result of an extensive internal investigation, it had uncovered a transaction that former management authorized with a related party, improperly deferring a pre-fiscal 1998 charge until fiscal 1998 and fiscal 1999. This resulted in an increase in earnings of $696, or $0.03 per diluted share, for the third quarter of fiscal 1999 and $1,812, or $0.08 per diluted share, for the first nine months of fiscal 1999 to reverse the erroneous charge in costs of goods sold. The restated results are reflected in the applicable amounts herein.

There is no difference between the weighted average basic and diluted shares in the earnings per share calculations for the periods presented because the effects of outstanding stock options, grants and convertible securities are antidilutive.

Options to purchase approximately 5.2 million and 2.5 million shares at exercise prices ranging from $10.125 to $29.50 and $16.625 to $29.50 were outstanding, on average, during the third quarters of fiscal 2000 and fiscal 1999, respectively, but were not included in the computation of diluted EPS because the options are antidilutive. These options expire in the years 2000 to 2009 and 2000 to 2007, respectively. The current year options include those granted under the 1999 Stock Incentive Plan. See Note 7.

Total comprehensive loss and its components are as follows:

                                          For the Three Months Ended                         For the Nine Months Ended
                               ---------------------------------------------      ---------------------------------------------
                                    January 2,               December 27,              January 2,              December 27,
                                       2000                       1998                   2000                    1998
                               ------------------      ---------------------      -----------------      ----------------------
Net loss                                 $ (3,643)                  $(45,223)              $ (8,719)                   $(48,178)
Change in cumulative
   translation adjustment                 (21,121)                    (1,380)               (26,061)                     33,827
                               ------------------      ---------------------      -----------------      ----------------------
Total comprehensive
   loss                                  $(24,764)                  $(46,603)              $(34,780)                   $(14,351)
                               ==================      =====================      =================      ======================


Certain prior period amounts have been reclassified to conform with current period presentation.

(2)    INVENTORIES
-----  -----------
Inventories are comprised of:

                                                      January 2,               March 31,
                                                        2000                    1999
                                                ---------------------    --------------------
Raw materials                                                $121,820                $132,697
Work-in-process                                                73,048                  74,549
Finished goods                                                262,125                 315,225
                                                ---------------------    --------------------
                                                             $456,993                $522,471
                                                =====================    ====================

At January 2, 2000 and March 31, 1999, inventories valued by the LIFO method were approximately 28% and 30% of consolidated inventories, respectively. If all inventories had been determined using the first-in, first-out method, such inventories would have been $439,926 and $505,404 at January 2, 2000 and March 31, 1999, respectively.


(3)  LONG-TERM DEBT
---  --------------

As of January 2, 2000, the net fair value of the foreign currency and interest rate protection agreements was $17,591. These agreements effectively convert $175,000 debt into 788,756 French francs (U.S. $133,000) and 25,225.2 Pounds sterling (U.S. $42,000) under the Global Credit Facility. The Company receives LIBOR and pays PIBOR and pound sterling LIBOR.


(4)  ENVIRONMENTAL MATTERS
---  ---------------------

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of January 2, 2000, the amount of such reserves on the Company's consolidated balance sheet was $39,555. Of this amount, $28,406 was included in other noncurrent liabilities. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional future earnings charges are possible.


(5)  COMMITMENTS AND CONTINGENCIES
---  -----------------------------

There have been no significant changes from the March 31, 1999 audited consolidated financial statements other than the battery separator purchase agreement disclosed in Note 7.


(6) SEGMENT REPORTING
---------------------

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

                                   North                                           Intercompany
                                  America          Europe         Other (a)        Eliminations        Consolidated
                              ---------------  ---------------  --------------  -------------------  -----------------
For the three months
Ended January 2, 2000
----------------------------
Net sales to third parties          $197,963       $  414,896        $  8,111             $ (2,442)        $  618,528
Net income/(loss)                    (11,857)          15,971          (7,757)                  --             (3,643)

For the three months
Ended December 27, 1998:
----------------------------

Net sales to third parties          $213,999       $  457,336        $ 13,014             $ (5,819)        $  678,530
Net income/(loss)                    (51,625)          12,399          (5,997)                  --            (45,223)

For the nine months
Ended January 2, 2000:
----------------------------

Net sales to third parties          $596,582       $1,072,536        $ 33,697             $ (9,138)        $1,693,677
Net income/(loss)                     (6,956)          10,396         (12,159)                  --             (8,719)

For the nine months
Ended December 27, 1998:
----------------------------

Net sales to third parties          $630,521       $1,162,573        $ 41,282             $(10,178)        $1,824,198
Net income/(loss)                    (56,956)          21,391         (12,613)                  --            (48,178)


(a) Other includes primarily the operations of the Company's starter and alternator, charger and accessories businesses.

(7)  OTHER
---  -----

On September 27, 1999, the Company entered into an agreement to acquire a controlling interest in Lion Compact Energy ("LCE"), a privately held company conducting research in dual-graphite battery technology. This transaction was accounted for using the purchase method. The Company paid $3,500 in cash upon closing in December, 1999 and will pay $11,500, plus certain royalty fees, over the next several years based upon the performance of LCE and its product development. The $11,500 consideration in the form of notes payable has been treated as a non-cash investing activity item in the consolidated statements of cash flows. The Company has the option to reconvey its interest in LCE at any time to the seller during this payment period. All payments made are non-refundable.

In conjunction with the LCE acquisition, the Company recorded a $14,300 write-off for purchased research and development costs. The purchased in-process research and development had not yet reached technological feasibility and the technology had no alternative future use as of the date of closing.

In 1999, the Company sold its battery separator operations for approximately $50,000, consisting of $26,100 in cash proceeds and the remainder in future sublease arrangements. Cash proceeds from the sale were used to reduce debt. As part of the agreement, the Company has entered into a multi-year agreement to purchase a major portion of its battery separator needs from the buyer. This agreement includes minimum annual purchase level commitments. The Company recorded a gain on this sale, net of amounts deferred related to the purchase agreement, of $9,500.

The Company sold another non-core business in the third quarter of fiscal 2000 with cash proceeds of $6,000.

The Company recorded a net loss (pre-tax) related to asset divestitures of $3,175 in cost of goods sold in the third quarter of fiscal 2000.

The Board of Directors adopted the 1999 Stock Incentive Plan effective August 11, 1999 under which certain employees of the Company are eligible to be granted a total of 2,300,000 awards in the form of incentive stock options, nonqualified stock options or restricted shares of common stock. Substantially all of the 2,300,000 stock options were granted in the second quarter of fiscal 2000 at the fair market value on the date of grant. Certain of these options will vest ratably over four years while the remainder will vest over nine years or immediately upon the Company reaching certain performance measures.


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


RESULTS OF OPERATIONS
---------------------

Three months ended January 2, 2000 compared with the three months ended December
--------------------------------------------------------------------------------
27, 1998.
---------

Net sales decreased 8.8% ($60 million) to $618.5 million in the third quarter of fiscal 2000 from $678.5 million in the third quarter of fiscal 1999. Approximately 7% of the 8.8% decrease resulted from the strengthening of the U.S. dollar versus European currencies. Also contributing to this decrease was a decline in automotive volume in North America and continued pricing erosion in Europe. In addition, the fiscal year 1999 third quarter included significant low margin sales to Sears. Industrial battery sales for the third quarter of fiscal 2000 were $193.7 million versus $195.2 million in the third quarter of fiscal 1999.

Gross profit increased 4.6% ($7.7 million) in the third quarter of fiscal 2000
compared to the same period in the prior year.   Weakening European currencies
versus the U.S. dollar negatively impacted gross profit by approximately 9%. Contributing to the gross profit increase were non-recurring charges of $21.8 million that were recorded in fiscal 1999 that were partially offset by a net charge of $3.2 million related to the divestiture of non-core businesses in fiscal 2000. The gross profit margin was 27.9% in the third quarter of fiscal 2000 compared to 24.3% in the third quarter of fiscal 1999. Improvement in North America occurred due to the elimination of certain low margin business (primarily Sears) and higher margins associated with better product and customer mix. The gross profit margin was unfavorably impacted by weaker European automotive pricing and a more demand driven manufacturing/production schedule which adversely impacted overhead absorption.

Operating expenses decreased 9.4% ($14.0 million) to $135.6 million in the third quarter of fiscal 2000 from $149.6 million in the third quarter of fiscal 1999. Weaker European currencies accounted for approximately 6% of this 9.4% decrease. A $14.3 million non-recurring write-off of in-process research and development costs related to the acquisition of a controlling interest in LCE in the third quarter of fiscal 2000 was offset by non-recurring charges of $17.5 million that were recorded in the third quarter of fiscal 1999. The remainder of the decrease was due to general operating efficiencies achieved in Europe in the current year, partially offset by increased selling, general and administrative costs in North America.

Operating income increased $21.7 million as a result of improvement in North American average selling price, improvement in the European industrial business, continued European manufacturing efficiencies as well as the other matters discussed above.

Interest expense decreased $2.7 million to $27.1 million from $29.8 million as a result of a lower level of borrowings in the third quarter of fiscal 2000 along with weaker European currencies.

Other expense, net was $4.2 million in the third quarter of fiscal 2000 versus $12.2 million in the third quarter of fiscal 1999. The decrease of $8.0 million related primarily to a $6.0 million charge for an amendment fee for an interest-rate swap agreement that was recorded in the third quarter of fiscal 1999. In addition, $1.6 million of currency transaction losses were recorded in the third quarter of fiscal 2000 versus $2.9 million recorded in the same period of fiscal 1999.

The Company recorded income tax expense of $8.4 million on income before income taxes and minority interest of $5.5 million for the third quarter of fiscal 2000 compared to income tax expense of $18.5 million on a loss before income taxes, minority interest and extraordinary loss of $(26.9 million) for the third quarter of fiscal 1999. The difference between the federal statutory rate and the effective rate is primarily due to certain nondeductible goodwill, nondeductible in-process research and development write-offs in the current year, differences in rates on foreign subsidiaries and losses in certain tax jurisdictions not benefited, including the U.S. in the prior year.

The net loss decreased primarily as a result of the items discussed above.

Nine months ended January 2, 2000 compared with the nine months ended December
------------------------------------------------------------------------------
27, 1998.
---------

Net sales decreased 7.2% ($130.5 million) to $1,693.6 million for the first nine months of fiscal 2000 from $1,824.1 million for the same period last year. Approximately 5% of the 7.2% decrease resulted from the strengthening of the U.S. dollar versus European currencies. Also contributing was a decline in automotive volume in North America and continued pricing erosion in Europe. In addition, the first nine months of fiscal year 1999 included significant low margin sales to Sears. Industrial battery sales for the first nine months of fiscal 2000 were $531.1 million versus $552.2 million in the first nine months of fiscal 1999.

Gross profit decreased 3.4% ($15.8 million) for the first nine months of fiscal 2000 compared to the same period in the prior year. Weakening European currencies versus the U.S. dollar accounted for a decrease of approximately 5%. Mitigating the foreign currency effects were non-recurring charges of $21.8 million recorded in fiscal 1999 that were partially offset by a net charge of $3.2 million related to the divestiture of non-core businesses in fiscal 2000. The gross profit margin increased to 26.6% in the first three quarters of fiscal 2000 from 25.6% for the same period in fiscal 1999. The increase in gross profit related to an improvement in North America due to the elimination of certain low margin business (primarily Sears) and higher margins associated with better product and customer mix. Offsetting this was weaker European automotive pricing and a more demand driven manufacturing/production schedule which adversely impacted overhead absorption.

Operating expenses decreased 6.8% ($26.4 million) to $363.7 million for the first nine months of fiscal 2000 from $390.1 million for the first nine months of fiscal 1999. Weaker European currencies accounted for approximately 4% of this 6.8% decrease. A $14.3 million non-recurring write-off of in-process research and development costs related to the acquisition of a controlling interest in Lion Compact Energy in fiscal 2000 was offset by non-recurring charges of $22.2 million that were recorded in fiscal 1999. The remainder of the decrease was due to general operating efficiencies achieved in the current year.

Operating income increased $10.7 million as a result of the matters discussed above.

Interest expense decreased $4.1 million to $79.1 million from $83.2 million as a result of a lower level of borrowings for the first three quarters of fiscal 2000 along with weaker

European currencies.

Other expense, net was $6.9 million for the first three quarters of fiscal 2000 versus $18.1 million in the first three quarters of fiscal 1999. The decrease of $11.2 million related to lower net currency transaction losses, a $6.0 million amendment fee for an interest swap agreement that was recorded in fiscal 1999, and insurance proceeds recorded in fiscal 2000 related to a fire.

The Company recorded income tax expense of $8.9 million on income before income taxes and minority interest of $1.5 million for the first nine months of fiscal 2000 compared to income tax expense of $23.6 million on a loss before income taxes, minority interest and extraordinary loss of $(24.5 million) for the first nine months of fiscal 1999. The difference between the federal statutory rate and the effective rate is primarily due to certain nondeductible goodwill, nondeductible in-process research and development write-offs in the current year, differences in rates on foreign subsidiaries and losses in certain tax jurisdictions not benefited, including the U.S. in the prior year.

The net loss decreased primarily as a result of the items discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on its indebtedness and capital expenditures. Historically, the Company has met these liquidity requirements through operating cash flows, with borrowed funds and with the proceeds of sales of accounts receivable. During the rest of fiscal 2000 and beyond, the Company expects to meet its liquidity requirements in the same manner. The Company has also realized cash proceeds in fiscal 2000, and will realize additional cash proceeds through fiscal 2001 from the sale of other non-core businesses.

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

Cash used in operating activities was $26.1 million in the nine months ended January 2, 2000 compared to cash provided by operating activities of $24.7 million in the nine months ended December 27, 1998. This change relates primarily to cash payments made in the first nine months of fiscal 2000 related to one-time charges recorded in fiscal 1999, lower receivables sales and the timing of certain vendor payments.

The Company's capital expenditures were $44.8 million and $60.0 million in the nine months ended January 2, 2000 and December 27, 1998, respectively. The Global Credit Facility restricts the amount of capital expenditures which may be made by the Company and its subsidiaries. However, the Company believes that it has sufficient resources for its capital expenditure programs from operating cash flows and borrowing availability under its existing Global Credit Facility. As of January 2, 2000, the Company had $104.2 million available on its Global Credit Facility, including letters of credit.

Obligations under the Global Credit Facility bear interest at fluctuating rates. Increases in interest rates on such obligations could adversely affect the Company's results of operations and financial condition. The Global Credit Facility is secured by guarantees of the European subsidiaries and certain fixed assets, inventory and receivables.

The Company has an interest rate collar agreement which reduces the impact of changes in interest rates on a portion of the Company's floating rate debt. The collar agreement effectively limits the PIBOR based interest rate on 593.1 million French francs (U.S. $100 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000. The Company has two currency and interest rate swap agreements which effectively convert $175 million of borrowings under the Global Credit Facility into 788.8 million French francs (U.S. $133 million) and 25.2 million British pound sterling (U.S. $42 million). The Company receives LIBOR and pays PIBOR and pound sterling LIBOR.

In November 1999, the Company sold its battery separator operations for approximately $50 million, consisting of $26.1 million in cash proceeds and the remainder in future sublease arrangements. Cash proceeds from sales of non-core businesses, including the battery separator operations, and certain fixed assets aggregated $46.5 million in the first nine months of fiscal 2000. Cash proceeds from the sales were used primarily to reduce debt.

As of January 2, 2000, the Company has significant net operating loss carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and European taxable income.


YEAR 2000 ISSUE
---------------

We successfully achieved Year 2000 compliance during the third quarter of fiscal 2000. We are not aware of any open matters, however, we continue to monitor Year 2000 compliance internally and with our vendors. Costs for Year 2000 remediations were approximately $4.3 million, which is consistent with prior period estimates. These costs were expensed as incurred with the exception of capitalizable replacement hardware.


CONVERSION TO THE EURO CURRENCY
-------------------------------

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and a common currency, the Euro. We conduct significant business in these member countries. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. We have addressed the issues involved with the introduction of the Euro and continue to address related issues with its ongoing implementation. The more important issues facing us include:

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risks

There have been no significant changes to the quantitative and qualitative market risks in the current year. See Form 10-K for the fiscal year ended March 31, 1999 for this information.

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

PART II.        OTHER INFORMATION
---------------------------------

Item 1.  Legal Proceedings.

Exide is now or recently has been involved in several lawsuits pending in state and federal courts in Alabama, California, Mississippi, Pennsylvania, South Carolina, Tennessee and Texas, some of which were brought as purported class actions. These actions allege that Exide sold old or used batteries as new batteries, sold defective and mislabeled batteries and improperly credited customer accounts and seek compensatory and punitive damages and, in one case, injunctive relief. The following lawsuits of this type are currently pending:
Exide v. East Alabama Auto Parts Anniston, Inc., Circuit Court for Calhoun County, Alabama, Dynamic Enterprises v. Exide, United States District Court for the Eastern District of Texas, Martin v. Exide, United States District Court for the District of South Carolina, Mathis Battery Company, et al. v. Exide, Chancery Court for Weakley County, Tennessee, Gamma Group, et al. v. Exide, United States District Court for the Eastern District of Pennsylvania, Mills v. Exide, United States District Court in the Central District of California and Lush, et al. v. Exide, United States District Court in the Southern District of Mississippi. On limited occasions before 1996, certain managers at the Company permitted batteries that had been installed to be returned and resold as new. Some of the other acts complained of in these cases may also have occurred. The Company's defense of these cases (and of similar cases which it has defended in the past) therefore rests primarily on the low incidence of any such occurrence, the Company's warranty program addressing any problem caused by any such occurrence, and the consequent lack of damage to any plaintiff. The Dynamic, Martin and Mathis cases are purported class actions, none of which has yet been certified by the courts. Class certification hearings in these cases are expected to begin in mid-2000. We cannot assure you that we will be successful in the defense of these claims or that additional claims will not be brought.

On May 3, 1999, we went to trial in the case of Exide v. East Alabama Auto Parts Anniston, Inc., Circuit Court of Calhoun County, Alabama. The case involved our breach of contract claim against East Alabama to collect an outstanding receivable of $13,000 and their breach of contract and fraud counterclaims, alleging that Exide sold them defective batteries. The jury returned a verdict for Exide on its breach of contract claim, for Exide on the East Alabama's breach of contract counterclaim and for East Alabama on its fraud counterclaim. The jury awarded zero compensatory damages and $1.5 million punitive damages. The judge declared a mistrial due to the inconsistency between the compensatory damages verdict and the punitive damages awarded. In early November 1999, the Attorney General of Alabama was permitted, over the Company's objection, to intervene in this case with a new complaint alleging that the Company has caused used batteries to be sold as new to consumers in Alabama from 1993 until the present. The new complaint seeks injunctive relief and damages. Exide filed a writ of mandamus with the Alabama Supreme Court seeking to overturn the decision allowing the Alabama Attorney General to intervene. In early January 2000 the Alabama Supreme Court stayed the case and ordered the presiding judge, the Alabama Attorney General, and East Alabama Auto Parts to file a response to Exide's petition by January 18, 2000 and Exide to reply by January 25, 2000.
The parties have briefed the issue and await ruling from the Alabama Supreme Court.

In December 1999, the Mississippi Attorney General issued a subpoena to Exide. The Attorney General is investigating the sale of alleged defective and used batteries, alleged mislabeling of batteries, alleged improper crediting of customer accounts and alleged misleading investor information. The Company is actively cooperating with the Mississippi Attorney General.

As previously reported, Exide has brought certain issues to the attention of the Securities and Exchange Commission and is voluntarily responding to the Commission's follow-up inquiries.

On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15 million. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. On December 17, 1999, Exide responded to Sears' counterclaim and filed a third-party complaint against former Chief Executive Officer Arthur Hawkins, former Chief Financial Officer Alan Gauthier, and former Executive Vice President Douglas Pearson.

We are currently involved in litigation with certain former members of senior management over their separation agreements. This case, Arthur M. Hawkins v. Exide, U.S. District Court for the Eastern District of Michigan, involves claims by Mr. Hawkins to enforce his separation agreement with Exide and a counterclaim by Exide seeking a declaration that the separation agreement is void and a return of all consideration paid thereunder. Messrs. Gauthier and Pearson have filed actions, Gauthier v. Exide and Pearson v. Exide, respectively, in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract. Exide has filed counterclaims against Messrs. Gauthier and Pearson asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy.

Exide is now involved in several lawsuits pending in state and federal courts in South Carolina and Pennsylvania. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. Byars v. Exide, currently pending in the United States District Court, District of South Carolina, is a lawsuit of this type. In addition, the following lawsuits of this type are currently pending in the Circuit Court for Greenville County, South Carolina: Joshua Lollis v. Exide; Buchanan v. Exide; Agnew v. Exide; Patrick Miller v. Exide; Kelly v. Exide; Amanda Thompson v. Exide; Jonathan Talley v. Exide; Smith v. Exide; Lakeisha Talley v. Exide; Brandon Dodd v. Exide; Prince v. Exide; Andriae Dodd v. Exide; Dominic Thompson v. Exide; Snoddy v. Exide; Antoine Dodd v. Exide; Roshanda Talley v. Exide; Fielder v. Exide; Rice v. Exide; Logan Lollis
v. Exide and Dallis Miller v. Exide. Finally, the following lawsuits of this type are currently pending in the Court of Common Pleas for Berks County,
Pennsylvania: Grillo v. Exide; Blume v. Exide; Esterly v. Exide and Saylor v. Exide. The Company believes that most, if not all of these claims are without merit, and intends to defend itself vigorously. Nevertheless, we cannot assure you that we will be successful in the defense of these claims, or that additional claims will not be brought.

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


Item 3.  Defaults Upon Senior Securities.  None.


Item 4.  Submission of Matters to Vote of Security Holders.  None.


Item 5.  Other Information.  None.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits
             Exhibit 10.30 - Nonqualified Stock Option Agreement for Robert A Lutz.
             Exhibit 99 - Press Release dated February 3, 2000.

         (b) Reports on Form 8-K.  None.

                              SIGNATURE
                              ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                                EXIDE CORPORATION



Date:         February 16, 2000            By:  /s/ James M. Diasio
       --------------------------------         ---------------------------
                                                James M. Diasio
                                                Executive Vice President
                                                and Chief Financial Officer