Form 10-K
period 2000-03-31
EXIDE CORP
filed 2000-06-29
CIK 813781

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                               ________________
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended March 31, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from  ___________ to __________

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

Securities registered pursuant to Section 12(b) of the Act:

    Title of each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------

  Common Stock, $.01 par value                  New York Stock Exchange
  Preferred Share Purchase Rights               New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None.

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 23, 2000 was approximately $172,568,000. There were 21,403,831 outstanding shares of the Registrant's common stock as of June 23, 2000.

                     (DOCUMENTS INCORPORATED BY REFERENCE)
    Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held August 11, 2000, are incorporated into Part III of this report.

                               EXIDE CORPORATION

PART I

Item 1.  Business

(a)  General Discussion of Business

     Exide is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Our principal executive offices are located at 645 Penn Street, Reading, Pennsylvania 19601 and our telephone number is (610) 378-0500.

     We are the largest producer of lead acid batteries in the world, with fiscal 2000 net sales of approximately $2.2 billion. Through acquisitions, including GNB Technologies, Inc. discussed below, and internal growth, we hope to become the world leader in electric energy storage solutions. We manufacture automotive batteries in North America and automotive and industrial batteries in Europe. We market our automotive batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers. Our industrial batteries consist of traction batteries, such as those for use in forklift trucks and other electric vehicles, and standby batteries used for back-up power applications, such as those for telecommunications systems.

     Prior to 1994, we operated primarily in North America. As a result of an acquisition program, we have become the largest battery manufacturer in Europe. Our European and North American operations represented 64% and 36%, respectively, of our fiscal 2000 net sales. Our customers include NAPA, DaimlerChrysler, CSK, Kmart, The Pep Boys, and John Deere International in the North American market and Volkswagen, Fiat, PSA, Renault, Telefonica and the Linde Group in the European market.

     Beginning in April 2000, we reorganized into the following six global business units to better serve our customers worldwide:

 .  Transportation: Original Equipment
 .  Transportation: Aftermarket
 .  Motive Power
 .  Standby
 .  Military
 .  Emerging Technologies

     Robert A. Lutz, Chairman and Chief Executive Officer, leads our new Office of the Chairman, which includes Craig H. Muhlhauser, our newly appointed President and Chief Operating Officer, and Kevin R. Morano, our newly appointed Executive Vice President and Chief Financial Officer. Mr. Lutz was most recently the Vice Chairman, President and Chief Operating Officer of Chrysler Corporation.

     Pending Acquisition of GNB

     On May 9, 2000, we announced an agreement to acquire global battery maker GNB Technologies, Inc. ("GNB") from Pacific Dunlop Limited. Headquartered in Atlanta, Georgia with sales of approximately $1 billion annually, GNB is a leading U.S. and Pacific Rim manufacturer of both automotive and industrial batteries. GNB has operations in the U.S., Australia, New Zealand, Canada, Europe, Japan, South Asia, China, India and the Middle East. GNB produces automotive batteries under the Champion, Stowaway and National brands, among others, and is a major supplier to automotive manufacturers in North America and Australia. GNB also supplies industrial batteries in North America, including those used in both motive and standby-power applications. The acquisition, for consideration of approximately $368 million (including $333 million in cash and four million Exide common shares) plus the assumption of liabilities, cleared U.S. antitrust review in June 2000 and is expected to close in fiscal 2001, subject to financing and other foreign regulatory approvals and settlement of certain non-compete agreements.

(2)  Financial Information About Segments

     During fiscal 2000, we were primarily engaged in one industry segment, namely, the manufacture, distribution and sale of lead acid batteries within North America and Europe. See Note 16 to the Company's Consolidated Financial Statements appearing elsewhere herein.

(3)  Narrative Description of Business

     Exide is the largest producer of lead acid batteries in the world, with fiscal 2000 net sales of approximately $2.2 billion. We manufacture automotive batteries in North America and automotive and industrial batteries in Europe. Beginning in fiscal 2001, we began a strategic focus to address existing and potential customer needs on a global basis with the creation of six global business units:

 .  Transportation: Original Equipment
 .  Transportation: Aftermarket
 .  Motive Power
 .  Standby
 .  Military
 .  Emerging Technologies

Transportation: Original Equipment and Aftermarket

     Transportation batteries include batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, boats, and other similar applications. Transportation batteries represented approximately 64% of our net sales for fiscal 2000. We believe we have the most complete and technologically innovative line of transportation batteries in the North American and European markets. We market our products under various trademarks including Exide, Willard, Tudor, DETA, Centra, Fulmen and Prestolite. We also produce and market the Exide Select, including the Orbital Battery, and NASCAR Select lines of batteries that are officially licensed by NASCAR.

     In North America, we are the second largest manufacturer of transportation batteries. The market is divided between sales to original equipment manufacturers and aftermarket sales.

     The North American transportation battery market experienced significant consolidation in the early 1990s, resulting in four principal battery manufacturers. In recent years, aggressive price competition has been the defining characteristic of this market. We believe this was the result of increased buying power among our customers resulting from industry consolidation. The aftermarket battery market in North America has a more concentrated customer base than the European battery market.

     In Europe, we are the largest manufacturer of transportation batteries.
The European transportation battery market was fragmented until Exide purchased four automotive battery manufacturers beginning in 1994. As a result of its acquisitions, Exide now has the largest combined automotive battery market share in Europe.

     Transportation: Original Equipment

     The original equipment manufacturer market consists of the sales of batteries to manufacturers of automobiles and trucks, buses and off-road agricultural and construction vehicles.

     The following represents the most important factors affecting the original equipment manufacturer market:

 .  The strength of the market for passenger cars, light trucks and sports utility vehicles
 .  Significant consolidation in the automotive industry (e.g. DaimlerChrysler,
   Renault/Nissan, Ford/Volvo, GM/Saab/Fiat)
 . Globalization of original equipment manufacturer procurement activities, which pressure suppliers to do likewise and result in product standardization and lower prices
 .  Movement of several original equipment manufacturers into the aftermarket business (i.e. Ford/Kwik Fit)
 .  Emergence of multi-battery and managed electrical energy systems

   Exide plans to address these factors by taking advantage of our:

 .  strong market position,
 . global manufacturing and distribution system, . knowledge of lead-acid and advanced battery technologies, and . advanced research and development.

     Our original equipment manufacturer customers in North America include DaimlerChrysler, for whom we are the primary battery-supplier, as well as John Deere International, Mitsubishi, Case/New Holland, and Navistar.

     Our principal European original equipment manufacturer customers are Fiat, VW/Audi, the PSA group (Peugeot S.A./Citroen), the Renault group, BMW and Ford.

     Transportation: Aftermarket

     We sell aftermarket batteries principally through retail automotive parts chains and mass merchandisers, car and truck dealers, and wholesale distributors who supply service stations, repair shops, automotive and farm-equipment dealers, and small retailers. We also produce automotive-type transportation batteries for commercial applications, such as trucks, farm equipment, tractors and other off-road vehicles, as well as specialty batteries for marine and garden tractor applications. We believe the market for these specialty batteries is increasing faster than the market for conventional automotive batteries.

     Demand for conventional automotive replacement batteries is influenced by the following principal factors: (1) the number of vehicles in use, (2) average battery life, (3) the average age of vehicles and their condition, (4) seasonal weather conditions and (5) general population growth and economic conditions. The ratio of battery usage to vehicles in use has increased slightly in recent years, reflecting higher average miles of vehicle usage and an increasing number of vehicles used in warm climates. Aftermarket demand is more stable than the original equipment market since it is not affected by the cyclical nature of new vehicle demand. The replacement market is also larger in general than the original equipment segment, since automotive batteries tend to require replacement every three to five years.

     We market our aftermarket batteries to a broad range of retailers and distributors. We are the leading supplier for NAPA Distribution Centers as well as many of the largest battery retailers in the United States, including Kmart, Pep Boys and CSK Inc. We are also the largest supplier of authorized replacement batteries for DaimlerChrysler and John Deere International, and we began supplying to Briggs & Stratton in the fourth quarter of fiscal year 2000.

     Our North American aftermarket operations includes our branch division.
Our wholesale distribution branches throughout the United States and Canada sell and distribute batteries and other products to local auto parts retailers, service stations, repair shops, fleet operators, battery jobbers and other smaller volume customers. The branches also deliver batteries to our national account customers' stores and collect used and spent batteries for recycling. Our branch system is supplemented by regional accounts, small battery wholesalers, and installers.

     We are constantly striving to improve our aftermarket battery products. We are emphasizing our more profitable products, such as our NASCAR-licensed Exide Select and Orbital Select product lines, and have selectively instituted price increases for some products. During fiscal 2000, we introduced our "Fresh Check" seal and plain language dating on every North American manufactured aftermarket battery.

     Our principal North American automotive battery products include the following:

Product                         Description

Exide standard, heavy-duty      This is our principal product line and includes
and premium                     a comprehensive range of maintenance-free lead-
                                acid batteries from our basic low-cost battery with average power and cold cranking amps and a 50-60 month warranty to our premium battery with enhanced power and a 72-month warranty. We sell these batteries under the Exide brand name and various private labels.

Exide Select, officially        Our Exide Select batteries are officially
licensed by NASCAR              licensed by NASCAR, and sell for a premium over
                                ordinary batteries due to their exceptional quality and the strong brand loyalty of NASCAR fans. Exide Select batteries include a number of features differentiating them from ordinary batteries, including their increased durability, resistance to vibration and premature failure, and extended battery performance and life.

Exide Select Orbital            We recently introduced this innovative spiral
                                wound battery in North America as the Exide
                                Select Orbital/NASCAR. Through its patented technology and state-of-the-art recombinant design, this battery holds its charge longer, has a shelf life of up to 18 months (compared to three to six months for conventional batteries), can be recharged in a fraction of the time needed for conventional batteries, has greater power output and resists vibration better than any standard lead-acid battery, including our NASCAR Select line. This battery is totally sealed, which completely eliminates leaks and spills and allows it to be shipped via overnight carrier.

     We also produce automotive-type batteries for commercial applications, such as trucks, farm equipment, tractors and other off-road vehicles, as well as specialty batteries for marine and garden tractor applications for the recreational vehicle market. We produce the Full Timer battery, which employs advanced technology as the large engines, sophisticated electronics and extensive on-board accessories common in today's recreational vehicles require increased power. For the marine market, we produce the Exide Select Orbital Marine, which brings all the advantages of Exide's patented Orbital technology to the marine market. The Orbital Marine maintains nearly a full charge during the off season, and can be easily recharged when necessary by most conventional charging systems, unlike typical marine gel-cell batteries that often require specialized charging equipment and long charging times. This battery is also totally sealed, making it ideal for closed environments (such as inside a boat hull). The Exide Select Orbital Marine starting battery will even deliver full power if accidentally submerged. We also produce the Nautilus Gold Dual Purpose, a combination battery, replacing separate starting and deep cycle batteries in two-battery marine and recreational vehicle systems, and the Nautilus Mega Cycle, a high performance, dual terminal battery. We believe that the markets for these specialty batteries are increasing faster than the market for conventional automotive batteries.

     We have a leading position in the automotive aftermarket in most European countries and our customers include ADI, KWIK FIT and many other leading aftermarket battery distributors. We sell our aftermarket batteries in Europe under a variety of well-known brand names, including Exide, Fulmen, DETA, Tudor, SONNAK, and Centra.

     Sales of automotive batteries in the European aftermarket are affected by the same major factors influencing the aftermarket in North America. In Europe, mass merchandisers are not yet as important as they are in North America, but they have gained market share in recent years. Also, buying groups representing smaller battery resellers have grown and begun to expand to cover multiple countries. Nonetheless, the European aftermarket is still much less concentrated than that in North America. We believe Exide's worldwide operations have made us the best-positioned manufacturer to supply mass merchandisers, buying groups and individual resellers.

     Our European operations distribute their aftermarket automotive batteries primarily through battery wholesalers, OEM dealer networks, hypermarkets, European purchasing centers and oil companies. Wholesalers and OEM dealers have traditionally represented the majority of this market, but supermarket chains, replacement-parts stores (represented by purchasing associations) and hypermarkets have become increasingly important. Battery wholesalers now sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers, and supermarkets throughout Europe.

     Our European product offerings vary by market. We generally offer a basic model, an upgrade model, a premium model and various niche products in each market. The following describes our product offerings in the United Kingdom and is representative of our product offerings elsewhere in Europe:

Product          Description

Basic This is our standard low-cost battery. It uses traditional lead-acid technology, has average power and cold-cranking capabilities, carries a 12-month warranty and is adequate for most conventional automotive uses. The same or similar battery is marketed under private label brand names in France, Germany and Spain, under the Basic name in Italy and under various other names in other markets.

Classic This is our upgrade model. It still uses traditional lead-acid technology, but has increased power and cold-cranking capabilities. This battery carries a 24-month warranty and sells for an approximately 15% premium over our Basic battery. The Classic is our best-selling battery in the European market. The same or similar batteries are marketed under the Equipe name in France, the Classic name in Germany, the Leader name in Italy, the Tudor name in Spain and under various other names in other markets.

Ultra This is our premium model. It has a number of features that differentiate it from ordinary batteries, including 30% more power and a 36-month warranty. The Ultra sells for an approximately 25% premium over our Basic battery. The same or similar batteries are marketed under the Formula name in France, the Top Start Plus name in Germany, the Ultra name in Italy, the Millennium 3 name in Spain and under various other names in other markets.

STR/STE Our STR batteries use recombination technology to allow a lead acid battery to be installed in the passenger compartment of an automobile with no risk of fluid loss or acid fumes. We recently announced the introduction of batteries using our new STE (sealed technology evolution) technology, which uses a gas permeable membrane to prevent leakage of battery fluid while permitting gas to escape. Our STE technology has been approved for use by BMW and was included in some models beginning with the 2000 model year.

Maxxima This is the equivalent of the Exide Select Orbital described above. We will market this battery under the Maxxima brand name throughout Europe.

Industrial Batteries: Motive Power and Standby

     Sales of industrial batteries represented approximately 33% of our net sales for fiscal 2000. Industrial batteries include motive power batteries and standby batteries. In Europe, we believe we have the leading position in both the motive power and standby segments of the industrial battery market.

     Technical expertise and assistance and customer service are more important in the industrial battery market than in the transportation battery market. We have technical service agreements with a number of our customers. As with transportation batteries, we work closely with our customers as they develop new products, designing batteries to meet their individual needs. We built our European industrial battery business primarily by acquiring existing manufacturers with established brand names, and we continue to market our products under these brands, as they each have an established reputation for quality and expertise in particular technologies.

     Motive Power Batteries

     Our motive power batteries are fundamentally two-volt cells assembled in numerous combinations and sizes to provide capacities ranging from 30 Ah to 1500 Ah. Apart from specializing in conventional vented lead acid technology utilizing leading edge tubular positive-plate cell design, Exide also offers other battery technologies to satisfy ever-changing motive power requirements. These include maintenance-free monobloc batteries incorporating gelled electrolyte and copper-stretched metal technology (CSM) for optimum high performance applications.

     The materials handling industry provides the single largest market for motive power batteries, typically including forklifts, electric counter balance trucks, pedestrian pallet trucks, low level order pickers, turret trucks, tow tractors, reach trucks and VNA (very narrow aisle) trucks.

     Other market segments requiring motive power products include; scrubber/dryer and sweeper machines in the floor cleaning market, scissor lifts, access platforms and telescopic zooms in the access market, buggies and carts in the golf market, mobility equipment in the wheelchair market, mining locomotives, electric road vehicles, electric boats and submarines.

     Complementary to our motive power battery portfolio is an extensive range of battery chargers, watering and maintenance equipment and battery transfer equipment. Combined with the company's technological and service expertise, we are well positioned, globally, to offer complete solutions for motive power markets.

     Much like the transportation battery market, the motive power battery market is divided into the original equipment market, comprised of the manufacturers of the electric vehicles described above, and the replacement market, which includes large users of such electric vehicles as well as original equipment dealer networks. Our major motive power customers in Europe include the materials-handling operations of the Linde Group (Germany), Junghreinrich Group (Germany), Atlet (Sweden), BT Rolatruc (Sweden) and Nacco Material Handling (U.S.). We also sell our motive power products to a wide range of customers in the aftermarket, ranging from large industrial concerns and retail distributors to small warehouse and manufacturing operations. In Europe, we generally sell customers a complete package of batteries, chargers and services and, increasingly, are providing full service maintenance contracts. The majority of our sales are to original equipment manufacturers, especially since these manufacturers increasingly rent, rather than sell, their electric vehicles to end users. This trend tends to favor us, as we have larger market shares in the original equipment market. We sell our motive power batteries, chargers, accessories and post-sale service primarily through our own sales organization in each country and use distributors and agents for export from Europe. Our service group, the largest in Europe, is an important component of our marketing efforts, particularly as the vehicle manufacturers make up a larger part of the market and require service assistance whenever they sell or rent their products. We distribute motive power batteries through OEM dealers, independent distributors and directly to large fleet users. Our European operations also distribute traction batteries through their own branch network.

     The European motive power market depends primarily on the strength of the market for materials handling equipment, which in turn is influenced by general economic conditions affecting the demand for this type of equipment. This market has benefited from a trend toward electric (rather than internal combustion) industrial vehicles and by the growth of warehousing and mass merchandisers in Europe. The increasing domination of this market by original equipment manufacturers of these vehicles, rather than end users, has given the manufacturers greater buying power. Furthermore, with the advent of the Euro and the greater price transparency that comes with it, these vehicle manufacturers have been able to standardize prices at a lower level.

     Standby Batteries

     Standby (also known as stationary) batteries are used for back-up power applications, to ensure continuous power supply in case of main (primary) power failure or outage. In today's electronic and digital world, back-up power devices incorporating standby batteries are used in most electric power systems, including those used in telecommunications, computers, hospitals, airports, traffic control, elevators, security/alarm systems, electrical power plant systems and military equipment.

     One of the largest and fastest growing standby segments is telecommunications. Consumers of telecommunications batteries consist of manufacturers of switches and other equipment, and the system operators. The growth in the battery demand for telecommunications has been especially fueled by the deployment in every country of multiple cellular and wireless mobile communication systems where each transmitting base station requires a set of standby batteries. Other telecommunications applications include central and local switching systems (PABX), satellite stations, optical fiber repeating boxes, cable TV boxes and radio transmission stations. In these applications, the batteries are usually packaged with a 48V DC power system.

     The next largest segment of the standby market is uninterruptable power supplies (UPS) that are used in computer installations, such as for banks, airlines and to back up servers for the internet. UPS battery customers consist of the system manufacturers and end users. Growth in this area has paralleled the growth in computer systems.

     The European standby market has a diverse customer base. Our major standby battery product customers include telecommunications companies, such as British Telecom, France Telecom, Deutsche Telekom, Telecom Italia, Telefonica of Spain and Vodaphone; manufacturers of telecommunications equipment, such as Ericsson, Ascom and Alcatel; manufacturers and end users of UPS primarily for mainframe computer systems, such as Siemens and Emerson-Liebert; electrical generating companies and various European governments and armed forces. We sell our products directly to these customers and promote our products by holding seminars, participating in trade shows and distributing technical literature.

     Given the importance of service and technical assistance, our European operations generally ship standby batteries directly to system suppliers and UPS manufacturers who include the standby batteries in their equipment and distribute products to end users.

     Our standby batteries are marketed under four well-recognized brands:
Sonnenschein, Tudor, Hagen and Fulmen. Sonnenschein is being developed as our global standby brand while our other brands are used on a more limited local basis. Our batteries come in a variety of shapes and sizes and are generally categorized according to both their technology and their end use.

     We produce standby batteries using three main technologies:

Technology          Description

Dryfit This technology is utilized in our maintenance-free sealed batteries (valve-regulated) using a gel electrolyte. Maintenance-free sealed batteries have progressively replaced other types of standby batteries in the market because of their convenience - they can be used in both vertical and horizontal positions. The Dryfit gel electrolyte technology was invented by Exide (Sonnenschein) and presents the added advantages of high reliability and a proven operating life of up to 18 years. Our ten Dryfit product ranges offer a wide array of features such as heat resistance, deep discharge resistance, long shelf life, and high cyclic performances. Dryfit is regarded by many customers as the most reliable standby battery in the market.

AGM This technology is also used in maintenance-free sealed batteries, but differs from Dryfit in that these batteries feature an absorbent glass mat as a separator. More economical than Dryfit, this technology is particularly well adapted to shorter back-up time and can feature up to a 10-year design life. A total of five different ranges are available to cover most of the market requirements. A number of new product developments are currently being processed including higher rated UPS batteries and high power density batteries featuring exceptional volumetric performances.

Flooded This technology is used in traditional products offering high reliability but requiring regular maintenance. The basic construction involves positive flat or tubular positive plates. Among other features, transparent containers and easily accessible internal construction allow consumers to check the precise battery status and predict potential failures, thus enhancing reliability.

Military

     Exide is one of the world's leading suppliers of submarine batteries utilizing copper-stretched metal technology (CSM). Our customers include the navies of France, Italy, Spain, Germany, Denmark, Norway, Sweden, Turkey, Singapore and many other countries.

     Although our core business has traditionally been lead-acid batteries, we are also an important provider of non lead-acid batteries for high-technology military and space applications. Our lithium primary batteries are on board every space shuttle flight.

Emerging Technologies

     Emerging Technologies is responsible for identifying new energy storage technologies we can commercialize as part of stand-alone products or systems. We believe we will benefit from the general trend towards increasing requirements for stored energy, as necessitated by the rapid expansion of such areas as mobile data transmission, mobile communications and business-to-business use of the internet.

     Developing technologies, including advanced batteries, fuel cells, ultra capacitors, personal transportation systems and portable information systems have the potential to be successfully commercialized by Exide through the utilization of our in-house technology development, our joint-venture partners, and future technology acquisitions from both private and public sources. We are also pursuing several long-term development programs with key customers targeting specific products.

     Dual-Graphite Technology

     Our dual-graphite technology is the first advanced battery technology program in our pipeline targeted for full commercial development. In December of 1999, we acquired a controlling interest in Lion Compact Energy, a privately held company conducting research in dual-graphite technology. Lion Compact Energy has produced numerous prototype batteries using dual-graphite energy storage. We estimate that, in full production, the dual-graphite battery will produce more than three times the power of today's most advanced batteries. Additionally, the new batteries should occupy far less space, at about half the weight and cost less than today's most advanced production batteries.

     The initial applications being pursued for our dual-graphite battery include electric vehicles and hybrid electric vehicles, standby power for utility companies, laptop computers and portable military equipment.

Markets

     In North America, we are the second largest manufacturer of automotive batteries. The North American automotive battery market has a more concentrated customer base than that in Europe. We compete for sales in both the aftermarket and the original equipment market primarily with three other major battery manufacturers. The North American automotive battery market has experienced aggressive price competition for many years.

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

Quality

     We recognize that product performance and quality are critical to our success and have spent the past five years in a company-wide quality improvement effort. As a result, we now believe that our product performance and quality are equal to or better than that of any market participant.

     Our quality effort begins in the design phase. We design our batteries to meet and exceed industry benchmark quality standards, using robust design parameters and quality materials to achieve reliability and durability. Our commitment to quality continues through our production process. We have quality audit processes in each of our production facilities and our plant managers' compensation is based, in part, on the achievement of quality objectives. We have established an employee Lead Quality Continuous Improvement Team, and many of our plants also give quality-related bonuses to all hourly employees. Our quality program extends past the point of sale. We offer warranties on our products and conduct regular customer satisfaction surveys. All of our North American battery operations are now QS 9000 compliant.

     In Europe, all of our major factories are ISO 9001 approved and we have grade-A quality certification from Renault and PSA Group, BMW, VW/Audi and Fiat and Q1 approval from Ford. In addition, several of our European plants are AQAP approved by the military. We also hold individual certifications from 100% of our major industrial battery customers, such as Deutsche Telekom, Telecom Italia, Telefonica, French Railways (SNCF), as well as from large systems integrators such as Siemens, Ericsson and Alcatel. All of our traction batteries meet the applicable BSI or DIN standards.

Research and Development

     We are committed to introducing new and technologically advanced products that provide better performance and value to the customer. To support this commitment, we dedicate significant effort to research and development. Our research and development team benefits all of our global business units by continually improving and advancing our existing technologies.

     We operate five research and development facilities in the United States and Europe. Scientists and engineers at each of these facilities are currently focused on projects to enhance the lead-acid battery.

     We also operate six product/process-development centers around the world. These centers work cooperatively to define and improve our production processes and are currently working on projects related to continuous grid making processes, battery assembly automation and various other efficiency and quality improvement programs. By maintaining these various sites, we have been able to transfer technologies and processes among our various operating facilities, thereby adapting best practices from around the world for use in our various production facilities.

     We believe our research and development efforts provide us with a competitive advantage in technological innovation. We are constantly working on new products, including smart batteries capable of indicating state of charge, and advanced batteries with gelled electrolyte for other applications. At the same time, original equipment manufacturers are designing vehicles with more compact engine compartments. To compete effectively, we have to continue to design smaller and more flexible batteries that can generate increased power.

     We are also working closely with European original equipment manufacturers to develop, and have supplied them with prototypes of, new 36- and 42-volt batteries for the next generation of dual-battery automotive electrical systems. As the power requirements of automotive electronics continue to increase, automotive manufacturers are designing new vehicles that will require higher voltage electrical systems needing larger or multiple batteries. These new systems will generally require a 12-volt battery for lighting systems and other low power consumption accessories within the automobile and a 36-volt or 42-volt battery, which is needed for the next generation of combined starter motor/alternators and for high power-consumption accessories such as AC power and electrical heating and cooling systems. European original equipment manufacturers plan to include high-voltage electrical systems in certain luxury models as early as the 2002 model year. We believe our European experience with these higher voltage electrical systems will provide us with a competitive advantage when the North American OEM market moves toward a higher voltage electrical system, which is anticipated by model year 2004.

Patents, Trademarks and Licenses

     We own or have a license to use various trademarks that are of value in the conduct of our business. For example, our agreement with NASCAR grants us the exclusive right to market batteries and related accessories under the officially licensed NASCAR name and logo until 2002, and allows us to market the Exide Select line. While we believe such trademarks and trade names enhance the brand recognition of our products and therefore are important to our business, we believe our products, engineering skills, reputation for quality and relationships with our customers are also important for the maintenance and growth of our business. An unaffiliated firm has rights to the Exide mark in approximately 37 foreign countries and Exide Electronics Group, Inc., an unaffiliated company, is licensed to use the Exide name on certain devices.

     We have been issued many patents worldwide, including over 200 U.S. and European patents issued since 1994. Additionally, we have several patents in process covering design of lead-acid batteries and battery manufacturing equipment. The dual-graphite battery development effort has three base patents, three pending patents and an additional twelve patent disclosures. While we believe patents are important to our business operations, we also believe the loss of any single patent or several patents would not have a material adverse effect on our company. A competitor manufactures and sells a spiral wound automotive battery, which has some similarities to our new

Orbital Battery. Although we believe our battery does not infringe this competitor's patents, we cannot assure that this competitor will not claim that it does.

Manufacturing, Raw Materials and Suppliers

     Lead is the principal raw material in the manufacture of batteries, representing approximately one-third of the cost of goods sold. We can obtain substantially all of our domestic lead requirements through the operation of our four secondary lead recycling plants, which reclaim lead by recycling spent lead-acid batteries. We obtain batteries for recycling from our customers and through our wholesale distribution outlet system.

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

     In the North American transportation aftermarket, we believe that Johnson Controls, Inc. has the largest market position, followed by Exide. Other principal competitors in this market are GNB, who we recently entered into an agreement to acquire, Delphi Automotive Systems and East Penn Manufacturing Co., Inc. Price competition in this market has been severe in recent years. Competition is strongest in the mass merchandiser channel where large customers use their buying power to command lower prices. Pricing, while still important, is less of a factor than service with smaller customers such as those served by our branch system.

     Our largest competitors in the North American original equipment market are Delphi Automotive Systems, Johnson Controls, Inc. and GNB. Original equipment manufacturers change battery suppliers less frequently than aftermarket customers, but because of their size can force market participants to compete on price and other terms.

     We expect North American competition to remain intense. We seek to maintain and grow our market positions through our branding and emphasis on technologically advanced products, such as the Orbital battery, our branded products and our substantially improved product quality and customer service.

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

     Cost savings from our ongoing plant rationalization program will allow us to continue to meet this strong price competition in order to maintain our customer relationships and market positions until the competitive environment improves. We will also continue to compete on the basis of our pan-European presence and our technological capabilities, as well as our strong brands.

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

     North America. We have been advised by the U.S. Environmental Protection Agency or state agencies that we are a Potentially Responsible Party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at 75 federally defined Superfund or state equivalent sites. At 44 of these sites, we have either paid or are in the process of paying our share of liability. In most instances, our obligations are not expected to be significant because our portion of any potential liability appears to be minor to insignificant in relation to the total liability of all potentially responsible parties that have been identified and are viable. Our share of the anticipated remediation costs associated with all of the Superfund sites where we have been named a Potentially Responsible Party, based on our estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

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

     We currently have greater than 50% liability at only one Superfund site, discussed below. Other than this site, our allocation exceeds 5% at only six sites at which our share of liability has not been paid as of March 31, 2000. The current allocation at these six sites averages approximately 18%.

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

     We are involved in certain legal proceedings in Indiana in which state authorities allege that we have improperly characterized and handled plastic wastes generated in connection with our materials recycling program (see below). While the final resolution of these proceedings is not yet known, we may incur civil penalties in connection with such resolution, which could in some cases exceed $100,000. We do not expect that the resolution of any of these proceedings will substantially affect either the continued functioning of our recycling program or our operations generally.

     Environmental conditions at our properties could lead to claims for personal injury, property damage or damages to natural resources. We are currently subject to a number of such claims, including matters alleging illness arising from exposures to lead in the vicinity of our former facility in Greer, South Carolina and property damage and personal injury claims associated with our Reading, Pennsylvania facilities. We have established reserves based upon our estimates of exposure associated with these matters, which are included in the environmental reserves discussed below.

     During fiscal 1998, we reached an agreement with former owners of our company whereby we agreed to release and indemnify the former owners from all environmental matters relative to certain sites. We have received $8.17 million under this agreement through fiscal 2000 with an additional $1.83 million to be received in fiscal 2001.

     We have taken an active role in addressing environmental issues associated with our business focusing on environmental, safety and health matters. We maintain numerous permits with the Environmental Protection Agency, various state agencies and provincial regulatory authorities which allow us to transport, store and recycle spent lead acid batteries, lead-bearing hazardous wastes and certain other hazardous wastes within and between the United States and Canada.

     To protect the environment, minimize future liability and help ensure a stable supply of lead to our battery manufacturing facilities, we have developed a comprehensive materials recycling program. Under this program, we obtain spent lead-acid batteries through our wholesale distribution outlet system and lead bearing materials from third parties. These materials are transported to our secondary lead smelting facilities. Batteries are separated at the smelters into three constituent units: lead, dilute sulfuric acid and plastic casing material. The lead is reclaimed and refined into lead alloys for use at our battery manufacturing facilities. The plastic from battery cases is broken into pieces and extruded into pellets by adding strengtheners and other additives. The pellets are sold or used at our battery casing molding facility to make new battery cases. The dilute sulfuric acid solution is neutralized and discharged in accordance with federal, state and provincial permits.

     Europe. We are subject to numerous environmental, health and safety requirements and are exposed to differing degrees of liabilities, compliance costs, and cleanup requirements arising from our past and current activities in various European countries. The laws and regulations applicable to such activities differ from country to country and also substantially differ from U.S. laws and regulations. We expect that our European operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or for more stringent enforcement of existing requirements in each country. In addition, accelerated consolidation of our European operations could increase our expenditures.

     During fiscal 1999, we sold our plant in Soest, Germany to an unrelated entity. As part of that sale, Exide indemnified the purchasers against certain environmental liabilities. Also during fiscal 2000, we completed an assessment of the environmental condition of our Cubas de Sangre smelter in Spain, and were advised by the Madrid regional authorities that a cleanup would be required. Exide has proposed remediating the Cubas site with an advanced technology that would remove lead impacts over an extended period of time. We have established reserves for the Soest and Cubas sites, as part of our global environmental reserves.

     While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, we do not believe the resolution of the foregoing matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations, although quarterly operating results may be materially affected. We have established reserves for onsite and offsite environmental remediation costs and litigation exposures and believe that such reserves are adequate. These reserves consist of amounts accrued for our active facilities, closed facilities, and specifically for 22 of the Superfund sites. While we believe our current estimates of future remediation costs are reasonable, future findings or changes in estimates could have a material effect on the recorded reserves. The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 2000, the amount of such reserves on the Company's consolidated balance sheet was $34.2 million. Of this amount, $23.4 million was included in other noncurrent liabilities. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

Employees

     Total worldwide employment was approximately 16,100 at March 31, 2000.

     North America. As of March 31, 2000, we employed approximately 1,500 salaried employees and approximately 3,700 hourly employees in North America. Approximately 60% of such salaried employees are engaged in sales, service and marketing and approximately 40% in manufacturing and engineering. Approximately 26% of our hourly employees are represented by unions. Relations with the unions are generally good. Contracts covering approximately 500 and 200 of our union employees expire in fiscal 2001 and 2002, respectively, and the remainder thereafter.

     Europe. As of March 31, 2000, we employed approximately 3,800 salaried employees and approximately 7,100 hourly employees in Europe. Approximately 75% of such salaried employees are engaged in sales, service and marketing and approximately 25% in manufacturing and engineering. Our hourly employees are generally represented by unions. Relations with the unions are generally good. Contracts covering most of our European union employees expire on various dates through calendar year 2000.

Backlog

     We do not have a material amount of backlog orders.

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


                                            Approximate
Location                                  Square Footage                         Use
--------------------------------   -----------------------------   -------------------------------------
North America:
Baton Rouge, LA                              176,000                       Secondary Lead Smelting
Bristol, TN                                  631,000                       Battery Manufacturing
Burlington, IA                               190,000                       Battery Manufacturing
Cannon Hollow, MO                            137,000                       Secondary Lead Smelting
Cooper, TX                                   115,000  (leased)             Starter and Alternator
Lampeter, PA                                  82,000                       Battery Plastics Manufacturing
Manchester, IA                               286,000                       Battery Manufacturing
Maple, Ontario, Canada                       169,000                       Battery Manufacturing,
                                                                             Distribution and Administration
Muncie, IN                                   174,000                       Secondary Lead Smelting
Reading, PA                                  125,000                       Secondary Lead Smelting and
                                                                             Poly Reprocess
Reading, PA                                  135,000                       Executive Offices
Reading, PA                                  280,000                       Battery Manufacturing
Reading, PA                                   77,000                       Distribution Center
Salina, KS                                   260,000  (leased)             Battery Manufacturing
Salina, KS                                   100,000  (leased)             Distribution Center

Europe and Other:

Bolton, England                              274,000                       Industrial Battery Manufacturing
Auxerre, France                              176,000                       Automotive Battery Manufacturing
Gennevilliers, France                         55,000  (leased)             Executive Offices
Lille, France                                484,000                       Industrial Battery Manufacturing
Nanterre, France                             169,000                       Automotive Battery Manufacturing
Pont Ste Maxence, France                      71,000                       Secondary Lead Smelting
Bad Lauterberg, Germany                      458,500                       Manufacturing, Administrative
                                                                             and Warehouse
Budingen, Germany                            278,000                       Industrial Battery Manufacturing
Weiden, Germany                              208,000                       Industrial Battery Manufacturing
Casalnuovo, Italy                            483,000                       Industrial Battery Manufacturing
Romano Di Lombardia, Italy                   266,000  (leased)             Automotive Battery Manufacturing
Poznan, Poland (five)                        887,000                       Automotive Battery Manufacturing
Castaheira do Riatejo, Portugal              471,000                       Automotive and Industrial Battery
                                                                              Manufacturing
Cubas, Spain                                 323,000                       Secondary Lead Smelting
Azuqueca de Henares, Spain                   434,000                       Automotive Battery Manufacturing
                                                                              and Research
Malpica, Zaragoza, Spain                     213,000                       Automotive Battery Manufacturing
Manzanares, Spain                            438,000                       Automotive Battery Manufacturing
Madrid, Spain                                  7,244  (leased)             Executive Offices
Zaragoza, Spain                              248,000                       Industrial Battery Manufacturing
Manisa, Turkey                               145,000                       Automotive Battery Manufacturing
Cwmbran, Wales                               105,000                       Automotive Battery Manufacturing

     In addition, we also lease distribution outlets in the U.S. and Europe.

     We believe that our facilities are in good operating condition, adequately maintained, and suitable to meet our present needs and future plans.

Item 3. Legal Proceedings

     Exide is now or recently has been involved in several lawsuits pending in state and federal courts in Alabama, California, Mississippi, Pennsylvania, South Carolina, Tennessee and Texas, some of which were brought as purported class actions. These actions allege that Exide sold old or used batteries as new batteries, sold defective and mislabeled batteries and improperly credited customer accounts. The plaintiffs in these cases are seeking compensatory and punitive damages and injunctive relief.

     In May 2000, Exide and counsel for the plaintiffs agreed to a settlement, subject to several material contingencies, applicable notice, and court approval, in the following battery quality cases: Martin v. Exide, filed July 12, 1998 in the United States District Court for the District of South Carolina (the "Martin case"); Lush et al. v. Exide, filed November 18, 1999 in the Circuit Court for Claiborne County, Mississippi; Gamma Group, et al. v. Exide, filed January 29, 1999 in the United States District Court for the Eastern District of Pennsylvania and Exide v. East Alabama Auto Parts Anniston, Inc., filed April 24, 1996 in the Circuit Court of Calhoun County Alabama (the "East Alabama case"). In May 2000, Exide also reached an agreement in principle on a settlement of a claim in intervention brought by the Attorney General for the State of Alabama (the Alabama Attorney General had intervened in the East Alabama case in November 1999). Exide has reserved approximately $ 13.4 million for the settlement of the private claims and the Alabama Attorney General claim.

     Mathis Battery Company, et al. v. Exide, filed September 4, 1998 in the Chancery Court for Weakley County, Tennessee (the "Mathis case") and Mills v. Exide, filed December 6, 1999 in the United States District Court for the Central District of California (the "Mills case") are battery quality claims that are still pending against Exide. The Mathis case is a putative class action filed by lawyers who represent the plaintiff in the Martin case and alleges substantially the same claims alleged in the Martin case. The court has not certified the Mathis case and the case has been stayed. Exide expects that if the settlement of the Martin case is approved, the Mathis case will be dismissed.

     The Mills case arises under an unusual provision of California law, which was recently limited by a decision of the California Supreme Court, and Exide intends to defend that matter vigorously.

     Additionally, the settlements do not resolve two putative class actions, both styled Dynamic Enterprises, Inc. et al. v. Exide Corp., which were filed in 1998 in the United States District Court for the Eastern District of Texas and are still pending. In the first case, the plaintiffs seek to represent battery resellers alleging used-as-new claims. Exide has opposed a motion for class certification in that case and awaits a ruling. The second case, also a putative class action, involves allegations that Exide has improperly converted or withheld customer credit balances. Exide recently began a nationwide campaign to issue checks for outstanding credit balances and has moved for summary judgment in that case. Exide has asked the court to rule on the motion for summary judgment prior to hearing argument on a pending class certification motion. Exide expects a ruling in the second case after July 13, 2000.

     In December 1999, the Mississippi Attorney General issued a subpoena to Exide. The Attorney General is investigating the sale of alleged defective and used batteries, alleged mislabeling of batteries, alleged improper crediting of customer accounts and alleged provision of misleading investor information. Exide fully and completely responded to the subpoena in January 2000, and there is no action by the Mississippi Attorney General against Exide to date.

     As previously reported, Exide voluntarily brought certain issues to the attention of the Securities and Exchange Commission (the "SEC"), and has cooperated with its investigation.

     On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15 million. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. On December 17, 1999, Exide responded to Sears' counterclaim and filed a third-party complaint against former Chief Executive Officer Arthur Hawkins, former Chief Financial Officer Alan Gauthier, and former Executive Vice President Douglas Pearson. The third-party defendants have moved to dismiss Exide's third-party complaint, asserting that the claims can be heard in other pending litigation involving the parties (discussed below). That motion is pending before the court.

     Exide is currently involved in litigation with certain former members of senior management relating to their separation agreements. One of these cases, Arthur M. Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan, involves a claim by Mr. Hawkins to enforce his separation agreement with Exide. Exide has filed a counterclaim asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings; discovery in these cases is ongoing and they are currently scheduled to be called in the August 18, 2000 trial pool.

     Exide is now involved in several lawsuits pending in state and federal courts in South Carolina and Pennsylvania. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. The following lawsuits of the above type were filed on August 25, 1999 in the Circuit Court for Greenville County, South Carolina and are currently pending: Joshua Lollis v. Exide; Buchanan v. Exide; Agnew v. Exide; Patrick Miller v. Exide; Kelly v. Exide; Amanda Thompson
v. Exide; Jonathan Talley v. Exide; Smith v. Exide; Lakeisha Talley v. Exide; Brandon Dodd v. Exide; Prince v. Exide; Andriae Dodd v. Exide; Dominic Thompson
v. Exide; Snoddy v. Exide; Antoine Dodd v. Exide; Roshanda Talley v. Exide; Fielder v. Exide; Rice v. Exide; Logan Lollis v. Exide and Dallis Miller v. Exide. Finally, the following lawsuits of this type are currently pending in the Court of Common Pleas for Berks County, Pennsylvania: Grillo v. Exide, filed on May 24, 1995; Blume v. Exide, filed on March 4, 1996; Esterly v. Exide, filed on May 30, 1995 and Saylor v. Exide, filed on October 18, 1996. Discovery in these cases is ongoing.

     On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. The suit alleges commercial bribery relating back to JCI's loss of a contract to Exide in 1994. Allegations of improper payments to a Sears employee were made public over a year ago as part of the Florida Attorney General Investigation and subsequently in several civil cases. JCI has stated that its complaint is based on "public records". Exide believes that JCI's allegations and conclusions are not supported by publicly available information and that the lawsuit was threatened and subsequently filed to pressure Exide into commercial concessions and to potentially interfere with the GNB acquisition. Exide does not believe that the suit will have any material adverse effect on its financial condition. Exide will file a civil counter-claim and is considering referring the matter to the appropriate authorities for possible criminal prosecution.

     The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any such claims or litigation to which the Company is a party, both individually and in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations, although quarterly or annual operating results may be materially affected.

Item 4   Submission of Matters to a Vote of Security Holders

    None.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock is listed and traded on The New York Stock Exchange under the symbol "EX". The following table presents the high and low sales prices for our common stock as reported on The New York Stock Exchange Composite Tape and dividends paid for the quarters indicated.

                                                SALES PRICES                    DIVIDENDS
FISCAL YEAR ENDING MARCH 31            HIGH                   LOW                DECLARED
                                     -----------           ---------             --------
                                                                                (per share)
1998:
   First Quarter                      $23.125              $14.625               $0.02
   Second Quarter                      23.125               18.750                0.02
   Third Quarter                       34.250               20.563                0.02
   Fourth Quarter                      27.000               16.313                0.02

1999:
   First Quarter                      $21.750              $16.625               $0.02
   Second Quarter                      19.125                9.125                0.02
   Third Quarter                       20.938                5.375                0.02
   Fourth Quarter                      21.500               11.000                0.02

2000:
   First Quarter                      $16.375              $10.000               $0.02
   Second Quarter                      14.625                9.375                0.02
   Third Quarter                       11.125                7.438                0.02
   Fourth Quarter                      17.500                7.438                0.02

     The last reported sale price of the common stock on The New York Stock Exchange on June 23, 2000 was $8.0625 per share. As of June 23, 2000, we had approximately 21,403,831 shares of our common stock outstanding and there were 600 record holders of common stock.

Item 6.   Selected Financial Data (In thousands, except per share data):

     The following table sets forth selected financial data for Exide. You should read this information in conjunction with our consolidated financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this document.
The selected financial information for the fiscal years ending March 31, 1996, 1997, 1998 and 1999 has been restated. See Note 1 to the Consolidated Financial Statements herein.

                                                                     Fiscal Year Ended March 31
                                                  -------------------------------------------------------------------
                                                     1996          1997          1998          1999          2000
                                                     ----          ----          ----          ----          ----
                                                  (Restated)    (Restated)    (Restated)    (Restated)
 Income Statement Data
 Net sales                                         $2,342,616    $2,333,230    $2,273,126    $2,374,278    $2,194,447
 Gross profit                                         552,806       590,976       604,091       559,256       532,492
  Selling, marketing and                              276,076       290,076       311,683       334,638       319,476
    advertising expenses
 General and                                          137,086       145,869       135,606       169,744       145,770
  administrative expenses
 Goodwill amortization                                 15,969        17,853        16,922        20,016        17,165
 Operating income (loss)                              123,675       137,178       139,880        34,858        (3,517)
 Interest expense, net                                120,600       118,837       112,301       111,679       103,988
 Income taxes                                           6,300        14,197        14,010        23,001        10,769
 Income (loss) before extraordinary                       939        15,227        19,535      (126,693)     (136,042)
  loss
 Extraordinary loss (1)(2)(3)(4)                       (9,600)       (2,767)      (28,513)         (301)           --
 Net income (loss)                                 $   (8,661)   $   12,460    $   (8,978)   $ (126,994)   $ (136,042)
 Basic net income (loss) per share                     $(0.44)        $0.61        $(0.44)       $(5.98)       $(6.40)
 Diluted net income (loss) per share                   $(0.42)        $0.59        $(0.42)       $(5.98)       $(6.40)
 Other Financial Data
 EBITDA (5)                                        $  230,131    $  263,009    $  260,925    $  141,653    $   90,104
 Cash provided by (used in):
     Operating activities                              36,058        78,126       167,499        77,219        95,648
     Investing activities                            (499,830)      (61,652)      (76,182)      (22,356)      (12,623)
     Financing activities                             449,473       (17,000)      (95,446)      (70,238)      (73,987)
 Capital expenditures                                 106,385        84,200        87,315        76,211        63,953
 Ratio of earnings to fixed charges (6)                   1.0x          1.2x          1.3x          0.2x          0.0x
Balance Sheet Data (at period end)
 Working capital                                   $  581,828    $  595,296    $  518,922    $  301,663    $  213,468
 Property, plant and equipment, net                   578,722       521,836       535,113       543,702       443,344
 Total assets                                       2,694,362     2,436,275     2,331,549     2,195,816     1,901,461
 Total debt                                         1,340,025     1,289,682     1,248,983     1,205,806     1,118,385
 Common stockholders' equity (deficit)                422,333       350,578       274,954       134,135       (66,376)

     1. During fiscal 1996, the Company recorded a loss of $9,600 (net of a tax benefit of $5,958) from the early retirement of debt under the U.S. Credit Agreement.

     2. During fiscal 1997, the Company recorded a loss of $2,767 with no income tax effect resulting from a modification of debt in connection with entering into a series of bond swap agreements for $38,000 (principal amount) of its 10% and 10 3/4% Senior Notes.

3. During fiscal 1998, the Company recorded a loss of $28,513 (net of a tax benefit of $3,667) resulting from a modification of debt in connection with entering a bond swap agreement for $21,000 (principal amount) of its 10% Senior Notes; the retirement of its 10.75% Senior Notes and the remainder of its 12.25% Senior Subordinated Deferred Coupon Debentures; the retirement of the U.S. Credit Agreements and European Facilities Agreement in connection with entering into the Senior Secured Global Credit Facilities Agreement; a modification of debt in connection with reducing the maximum commitment on the European Facilities Agreement; and the redemption of $108,119 (face value) of its outstanding 12.25% Zero-Coupon Bonds.

4. During fiscal 1999, the Company recorded a loss of $301 with no income tax effect resulting from a modification of debt in connection with entering into bond swap agreements for $4,430 (principal amount) of its 10% Senior Notes.

5. Represents earnings before interest, taxes, depreciation of property, plant and equipment, goodwill and other amortization and losses on sales of receivables. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

6. For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges (excluding capitalized interest) and amortization of capitalized interest. Fixed charges consist of interest expense, amortization of debt expense, capitalized interest, and one-third of rent expense, deemed representative of the interest factor.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors Which Affect Our Financial Performance

     In the last three fiscal years, our financial performance has been affected by several major factors including:

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

     Exchange Rates. We are exposed to foreign currency risk in most European countries, principally Germany, France, United Kingdom, Spain, and Italy. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of our non-US sales. In some instances gains in one currency may be offset by losses in another. Our results for the periods presented were adversely impacted by the overall weakness in European currencies.

     Weather. Unusually cold winters or hot summers accelerate battery failure and increase demand for automotive replacement batteries. During the periods discussed below, unusually warm winters resulted in fewer automotive battery failures in North America and Europe and this adversely affected our aftermarket sales.

Results of Operations

     Year Ended March 31, 2000 Compared with Year Ended March 31, 1999

     Excluding non-recurring or unusual charges, the Company reported net income of $6.5 million, or $.31 per diluted share, for the fiscal year ended March 31, 2000, as compared to a restated net loss, excluding non-recurring or unusual charges, of $8.5 million, or $.40 per diluted share, for the previous fiscal year.

Earnings in fiscal 2000 were favorably impacted by:

 .    strong Industrial battery market demand in Europe, particularly in the telecommunications sector in the latter part of the year.

 .    increases in average selling prices in the U.S. due to our continued focus on a "better mix of customers".

 .    reduced costs in Europe due to general efficiency improvements.

These operating improvements were offset in part by:

 .    the negative impact of the weak Euro, which affected pre-tax earnings by approximately $8.6 million.

 .    automotive aftermarket sales volume reductions in North America and Europe due to unusually warm winter weather.

 .    continued pricing pressure in the European automotive aftermarket and OEM businesses.

 .    increased selling, general and administrative costs in North America.

          Including non-recurring or unusual items, the Company reported a net loss of $136.0 million, or $6.40 per diluted share, for fiscal 2000, compared to a net loss of $127.0 million, or $5.98 per diluted share, for fiscal 1999. The Company recorded certain unusual or non-recurring charges aggregating $142.6 million in fiscal 2000, including $125.1 million in the fourth quarter. In fiscal 1999, the Company recorded $118.4 million of non-recurring or unusual charges described in the fiscal 1999 and fiscal 1998 comparison below. No tax benefits were recorded on the non-recurring or unusual charges in fiscal 2000 or fiscal 1999. The charges in fiscal 2000 consisted of:

 .    $13.4 million provision to cover resolution of "used as new" claims litigation. The Company reached a tentative settlement covering the most significant of our cases and we now believe the remaining claims can be settled. The cash portion including legal fees, is less than $10 million. The balance of the provision is in coupons that can be redeemed, for the purchase of a new battery. The tentative agreement remains subject to court approval and final negotiation.

 .    $39.3 million of restructuring charges, related primarily to the Company's realignment to a customer-focused global business unit strategy, including severance charges of $20.0 million and $19.3 million in asset write-downs and closure costs related to planned closures of manufacturing operations and other facilities including the Reading, Pennsylvania battery plant, certain U.S. branch locations and the Company's ongoing consolidation of European operations.

     Additional restructuring charges may be recorded over the next several years as additional plant closures and consolidation of administrative functions are identified as part of the Company's program to improve our cost structure.

 .    $18.4 million of write-downs to net realizable value related to the ongoing divestiture of non-core businesses.

 .    An increase to the Company's environmental reserves of $3.0 million.

 .    Non-cash charges of $51.0 million related to asset write-downs and adjustments of balance sheet reserves, including $23.9 million in warranty reserves.

 .    The Company also recorded $17.5 million of unusual items in the third fiscal quarter of fiscal 2000, including a charge for in-process research and development of $14.3 million for the acquisition of Lion Compact Energy and additional divestiture related charges of $3.2 million.

     The Company restated results for fiscal 1999 and fiscal 1998 as a result of the Company's former management team's improper authorization of the deferral of a pre-fiscal 1998 charge until fiscal 1998 and 1999. This resulted in an increase in earnings of $.14 per diluted share and $.03 per diluted share in fiscal 1999 and fiscal 1998, respectively. This impact is reflected in the discussion and reported results herein. There is no impact in fiscal 2000.

     The Company changed its method of valuing inventory for U.S. battery inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. This change did not impact the Company's earnings for any of the periods presented. Generally accepted accounting principles require the Company to restate for this particular accounting change. As such, retained earnings for the earliest period presented have been restated herein.

     The fiscal 2000 non-recurring or unusual charges discussed above, and the fiscal 1999 charges specified in the fiscal 1999 and fiscal 1998 comparison below, were the main factors impacting fiscal 2000 and fiscal 1999 as reported operating results. Comparative results were as follows:

     Net Sales. Net sales decreased $179.9 million or 7.6% to $2,194.4 million as compared to $2,374.3 million in fiscal 1999. Included in this reduction is the $23.9 million of warranty non-cash charge previously discussed. Unusual charges of $10.3 million were recorded in fiscal 1999. Approximately $126 million or 70% of the fiscal 2000 decrease related to weakened currency rates in Europe. The remaining decrease relates to the global automotive aftermarket sales volume reduction along with continued automotive pricing pressure in Europe, partially offset by average selling price increases in the U.S. and the strong European Industrial market. Industrial battery sales (included above) were $707.2 million in fiscal 2000 versus $730.7 million in fiscal 1999.

     Gross Profit. Gross profit for fiscal 2000 decreased $26.8 million or 4.8% to $532.5 million. Besides non-recurring or unusual charges of $35.7 million in fiscal 2000 and $64.0 million in fiscal 1999, gross profit was favorably impacted by the strong European Industrial market, average selling price increases in the U.S. and reduced European manufacturing costs. These improvements were mitigated by the weak Euro, the overall volume reductions in the automotive aftermarket business and the European automotive pricing pressures.

     Operating Expenses. Operating expenses increased $11.6 million or 2.2% to $536.0 million. Besides non-recurring or unusual charges of $69.7 million in fiscal 2000 and $35.9 million in fiscal 1999, operating expenses were favorably impacted by European general and administrative cost reductions and the weak Euro, offset by increased expenses in North America.

     Interest Expense, net. Interest expense, net decreased $7.7 million or 6.9% to $104.0 million versus $111.7 million in 1999 as a result of lower borrowing levels and the impact of weaker European currencies. Also included in interest expense in fiscal 2000 was a non-recurring charge of $0.7 million.

     Other (Income) Expense, net. Other (income) expense, net in fiscal 2000 was $16.0 million versus $28.9 million in 1999. Besides non-recurring or unusual charges of $12.6 million in fiscal 2000 and $8.2 million in fiscal 1999, other income was favorably impacted in fiscal 2000 by gains on certain sales of land of approximately $4.5 million.

     Income Tax Provision. Income tax expense decreased $12.2 million to $10.8 million. The U.S. and European non-recurring or unusual charges in both fiscal years were not tax benefited.

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

 .    Higher automotive battery volumes in North America of 5.2% ($40.0 million)offset by higher sales deductions of $11.7 million.

          Along with a full year of DETA sales, European sales were also favorably impacted by exchange rates ($17.8 million) and slightly higher automotive unit volume. These increases were partially offset by unfavorable automotive battery pricing/mix in Europe, lower industrial sales (excluding the full year effect of DETA) and a reduction in other European sales. Industrial battery sales (included above) for fiscal 1999 were $730.7 million for fiscal 1999 versus $691.4 million in 1998.

          Gross Profit. Gross profit for fiscal 1999 decreased $44.8 million or 7.4% to $559.3 million. The decrease in gross profit is largely a result of the items discussed above and the following:

 .    A $44.3 million charge related to write-downs associated with exiting non-
     core business activities and the closure of certain facilities,

 .    A $6.6 million loss on lead hedging contracts in North America,

 .    A $6.1 million charge for an adverse appellate court ruling in a patent infringement lawsuit,

 .    A $3.7 million charge for the write-off of inventory and equipment related to an abandoned project, and

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $60.2 million or 13.0% to $524.4 million. The impact of including DETA for 12 months in fiscal 1999 versus only 7 months in fiscal 1998 resulted in approximately $19.3 million of the increase. Also contributing to this increase was:

 .    Charges of $8.8 million related to specific legal expenses, including settlement of the Florida Attorney General investigation,

 .    A $8.5 million charge for increased bad debt reserves primarily related to
     North American customers who have filed for bankruptcy,

 .    A $7.1 million charge related to separation packages of 25 executives and additional retirement charges,

 .    A $4.8 million charge for uncollectable receivables from sales in Russia,

 .    The unfavorable impact of foreign exchange rates ($3.9 million) and

 .    A $2.4 million charge relating to write-downs associated with existing non-
     core business activities.

     Goodwill amortization increased $3.1 million or 18.3% to $20.0 million from $16.9 million in 1998, resulting primarily from the write-off of goodwill associated with the closure of a smelter operation and the write-off of impaired goodwill from certain branch acquisitions of $2.4 million.

     Operating Income. Operating income decreased $105.0 million as a result of the matters discussed above.

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

     Income Tax Provision. Income tax expense increased $9.0 million to $23.0 million despite the $139.1 million reduction in pre-tax earnings. U.S. tax losses and certain European tax losses were not tax benefited in fiscal 1999.

     Net Income/Loss. The net loss increased from $9.0 million in fiscal 1998 to $127.0 million in fiscal 1999 primarily as a result of the matters discussed above offset by a $28.2 million reduction in extraordinary loss relating to the early retirement of debt.

Seasonality and Weather

     We sell most of our automotive aftermarket batteries during the fall and early winter (our second and third fiscal quarters). Retailers buy automotive batteries during these periods so they will have enough inventory when cold weather strikes. In addition, many of our industrial battery customers in Europe do not place their battery orders until the end of the calendar year. The seasonality of our business increases our working capital requirements.

     Demand for automotive aftermarket batteries is significantly affected by the weather. Unusually cold winters or hot summers accelerate battery failure and increase demand for automotive replacement batteries. Mild winters and cool summers have the opposite effect. As a result, if our sales are reduced by an unusually warm winter or cool summer, it is not possible for us to recover these sales in later periods. Further, if our sales are adversely affected by the weather, we cannot make offsetting cost reductions to protect our gross margins in the short-term because a large portion of our manufacturing and distribution costs are fixed.

Pending Acquisition of GNB

     As discussed in Item 1, on May 9, 2000, the Company entered into an agreement to acquire the global battery business of GNB for consideration of approximately $368 million (including $333 million in cash and four million Exide common shares) plus assumed liabilities. GNB is a leading U.S. and Pacific Rim manufacturer of both automotive and industrial batteries with annual sales of approximately $1.0 billion. The acquisition, which is expected to close in fiscal 2001, is subject to foreign regulatory review, financing and settlement of certain non-compete agreements. Financing is currently being arranged and is expected to be sourced through a combination of debt and certain asset securitizations.

Liquidity and Capital Resources

     Our liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on our indebtedness and capital expenditures. Historically, we have met these liquidity requirements through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale leaseback transactions. Additional cash has been generated in the current year, and will be generated in fiscal 2001 from the sale of non-core businesses. We have a U.S. receivables purchase agreement and a European receivables purchase agreement under which the other parties have committed (subject to certain exceptions) to purchase selected accounts receivable from us, up to a maximum commitment of $75.0 million and $175.0 million, respectively.

     Because of the seasonality of our business, more cash is typically generated in our third and fourth fiscal quarters than the first and second quarters. Our greatest cash demands from operations occur during the months of June through October. We believe we will be able to meet our requirements for liquidity with cash generated from operations, reduced working capital requirements, borrowings under the revolving credit portion of our credit agreement, the proceeds from sales of accounts receivable under our securitization facilities and/or sales of non-core businesses and assets.

     EBITDA, excluding non-recurring or unusual items and discounts on receivables sold, was $227.5 million for the current fiscal year versus $260.1 million in the prior year. Our cash flow from operating activities was $167.5 million (including $134.2 million related to sales of receivables), $77.2 million (including $29.3 million related to sales of receivables) and $95.6 million (net of a $23.5 million decrease related to sales of receivables) in fiscal 1998, 1999 and 2000, respectively. Primary working capital year on year is down approximately $118.6 million, due primarily to inventory reductions of approximately $50.3 million and approximately $41.0 million from currency effects.

     Our capital expenditures were $87.3 million, $76.2 million and $64.0 million in fiscal 1998, 1999 and 2000, respectively. Our credit agreement restricts the amount of capital expenditures which we can make, but we believe that such restrictions will not adversely effect our capital expenditure programs. Capital expenditures are estimated to be approximately $60.0 million in fiscal 2001.

     The Company generated more than $80.0 million in cash and assumed liabilities from the sale of non-core businesses and other assets in fiscal 2000. Proceeds were used primarily to reduce debt. Businesses now planned to be sold in fiscal 2001 are expected to generate cash in excess of $100 million.

     In fiscal 2000 we recorded $39.3 million of restructuring charges, related primarily to the Company's realignment to a customer-focused global business unit strategy, including severance charges of $20.0 million and $19.3 million in asset write-downs and closure costs related to planned closures of manufacturing operations and other facilities including the Reading, Pennsylvania battery plant, certain U.S. branch locations and the Company's ongoing consolidation of European operations.

     Additional restructuring charges may be recorded over the next several years as additional plant closures and consolidation of administrative functions are identified as part of the Company's program to improve our cost structure.

     The expected cash portion of the charge, largely related to severance, will be paid out primarily in fiscal 2001. These cash outlays will be offset by prospective operating cost savings.

     Debt levels decreased year on year by $88 million from $1.206 billion to $1.118 billion principally due to reductions in inventory levels and cash proceeds from the sale of non-core businesses in fiscal 2000. As of March 31, 2000, we had $344.1 million outstanding and $205.5 million available under our credit agreement after consideration of $7.5 million of outstanding letters of credit. The use of such availability may be limited by certain covenants in the credit agreement. Increases in interest rates on such obligations could adversely affect our results of operations and financial condition.

     We have an interest rate collar agreement which reduces the impact of changes in interest rates on a portion of our floating rate debt. The collar agreement effectively limits the PIBOR (Paris Interbank Offered Rate) base interest rate on 593.1 million French francs (U.S. $100 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000.

     We have three currency and interest rate swap agreements which effectively convert $175 million of borrowings under the credit agreement and certain inter-company loans into 406.2 million French Francs (U.S. $68.5 million), 66.8 million Euros (U.S. $64.5 million) and 25.2 million British pounds sterling (U.S. $42 million). We receive LIBOR and pay PIBOR and pounds sterling LIBOR. Effective March 9, 2000 the Company assigned 382.5 million French Francs (U.S. $64.5 million) of its existing currency and interest rate swap agreement to a new counterparty and received a cash payment of Euro 8.5 million. Simultaneously, the Company entered into a new 66.8 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement. The company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%.

     As of March 31, 2000, we have significant net operating loss carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and certain European countries' taxable income. (See Note 9 to our Consolidated Financial Statements).

     Our net deferred tax assets include certain amounts of net operating loss carryforwards, principally in the U.S., which management believes are realizable through a combination of anticipated tax planning strategies and forecasted future taxable income. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets.

Effects of Inflation

     Inflation has not had a material impact on our operations during the past three years. We generally have been able to offset the effects of inflation with price increases, cost-reduction programs and operating efficiencies.

Future Environmental Developments

     We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations. Future environmental, health and safety standards may be more stringent. We anticipate that such potential standards could cause an increase in our capital expenditures and operating costs. Unless and until the standards are adopted it is not possible to estimate these costs with any certainty or to predict whether they will have a material effect on our financial condition or results of operations. See "Business-Environmental, Health and Safety Matters".

Year 2000 Issue

     We successfully achieved Year 2000 compliance during the third quarter of fiscal 2000. We are not aware of any open matters, however, we continue to monitor Year 2000 compliance internally and with our vendors. Costs for Year 2000 remediations were approximately $4.3 million, which was consistent with prior estimates. These costs were expensed as incurred with the exception of capitalizable replacement hardware.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

     We are exposed to market risks from changes in foreign currency exchange rates, certain commodity prices and interest rates. In order to manage these risks, we participate in a risk management program, which includes entering into certain foreign exchange and commodity forward contracts and options.

     A discussion of our accounting policies for derivative instruments is provided in Notes 1 and 5 to the financial statements. We maintain risk management control systems to monitor foreign exchange, commodity and interest rate risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value-at-risk models. The following analyses are based on sensitivity analysis tests which assume instantaneous, parallel shift in exchange rates and commodity prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of sensitivity shifts.

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

     As of March 31, 2000, the net gain based on fair value of financial instruments with exposure to foreign currency risk was about $10.2 million. The potential loss in fair value liability for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be about $29.5 million. The model assumes a parallel shift in foreign currency exchange rates; however, exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates.

Commodity Price Risk

     We enter into commodity forward and option contracts. These contracts are executed to offset our exposure to the potential change in prices mainly for various metals used in the manufacturing of our lead acid batteries. No such contracts were outstanding at March 31, 2000.

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

Recently Issued Accounting Pronouncements

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact of the statement and will be required to adopt it in the first quarter of fiscal 2002.

Item 8.  Financial Statements and Supplementary Data

     See Index to Consolidated Financial Statements and Schedule at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


PART III

Item 10.  Directors and Executive Officers of the Registrant

     The following sets forth certain biographical data regarding our current directors and executive officers as of March 31, 2000:

     Robert A. Lutz, 68, has served as Chairman and Chief Executive Officer of Exide since December 1998 and a member of the Office of the Chairman since May 2000. Mr. Lutz retired in July 1998 as Vice Chairman of Chrysler. Previously, Mr. Lutz was Chrysler's President and Chief Operating Officer responsible for its car and truck operations worldwide, Mr. Lutz became President of Chrysler in January 1991. Prior to joining Chrysler, Mr. Lutz held senior executive and operating positions with Ford, GM and BMW. Mr. Lutz is also a director of Northrop Grumman, ASCOM, a Swiss telecommunications and electronics company, Silicon Graphics Incorporated and Kepner-Tregoe.

     Craig H. Muhlhauser, 51, will begin his tenure as Exide's President and Chief Operating Officer and a member of the Office of the Chairman effective July 2000. Mr. Muhlhauser will also serve as the interim leader for Exide's
Transportation: Aftermarket Global Business Unit. From 1997 until shortly before joining Exide, Mr. Muhlhauser held several senior executive positions with Ford Motor Company and Visteon Automotive Systems, a $17.8 billion auto systems and components supplier. Mr. Muhlhauser served as Vice President of Global Marketing Sales and Service for Visteon before becoming a vice president at Ford and President of Visteon. Before his tenure at Ford and Visteon, Mr. Muhlhauser served as Senior Vice President of Sales and Services for United Technologies Corporation, a global supplier of propulsion systems; he held this position from 1995 until 1997.

     Kevin R. Morano, 46, has served as Exide's Executive Vice President and Chief Financial Officer and a member of the Office of the Chairman since May 2000. Before joining Exide, Morano served in a variety of executive positions for ASARCO Incorporated, a copper mining, specialty chemicals and aggregates producer. Mr. Morano held the position of President and Chief Operating Officer of ASARCO from April 1999 until December 1999. Prior to serving as President and Chief Operating Officer, Mr. Morano held the positions of ASARCO's Executive Vice President and Chief Financial Officer from January 1998 until April 1999. Mr. Morano also served as ASARCO's Vice President and Chief Financial Officer from April 1993 until January 1998. Mr. Morano is a director of Apex Silver Mines Limited.

     Neil S. Bright, 53, has served as Exide's Executive Vice President, Motive Power Global Business Unit since April 2000. Mr. Bright joined Chloride, a subsidiary of Exide, in 1969 and has held a variety of positions with Chloride and other Exide subsidiaries since that time.

     Albrecht M. Leuschner, 62, has been Exide's Executive Vice President, Standby Global Business Unit since April 2000. Dr. Leuschner joined Exide in 1997 as Managing Director for Exide's German Group. From 1983 until 1997, Dr. Leuschner served as Chairman of CEAG AG and as Chief Executive Officer of DETA Akkumulatorenwerk GmbH, a German battery maker.

     Ronald J. Gardhouse, 53, has been Exide's Executive Vice President,
Transportation: Original Equipment Global Business Unit since April 2000. Mr. Gardhouse was appointed Chairman of Exide Holding Europe in June 2000. Mr. Gardhouse joined Exide in April 1999 as Executive Vice President and Chief Financial Office of Exide Holding Europe. These positions with Exide followed Mr. Gardhouse's retirement from a 24-year career with Chrysler. During his tenure at Chrysler, Mr. Gardhouse served as President, Asia Pacific Operations from July 1996 to April 1999 and Assistant Treasurer from 1993 to 1996.

     Jack J. Sosiak, 61, has been Exide's senior executive in charge of human resources since 1983, most recently as Executive Vice President, Human Resources since February 1995.

     John R. Van Zile, 48, has been Exide's Vice President, General Counsel and Secretary since October 1996. Prior to joining Exide, Mr. Van Zile was Assistant General Counsel/Assistant Secretary of Coltec Industries, a manufacturer of commercial, industrial and aerospace products, a position he held since January 1985.

     Francois J. Castaing, 55, has served as a director of Exide since March 1999. Mr. Castaing is President of Castaing & Associates, an automotive industry consulting firm, he began consulting shortly after his 1997 retirement from Chrysler. From 1987 until his retirement from Chrysler, Mr. Castaing was an executive with Chrysler. Among the positions that Mr. Castaing held with Chrysler was that of Vice President of Vehicle Engineering, a position he held from 1988 until 1996. In 1996, Mr. Castaing was promoted to Executive Vice President of Chrysler.

     Lynne V. Cheney, 58, has served as a director of Exide since February 2000. Ms. Cheney is a Senior Fellow at the American Enterprise Institute for Public Policy Research, which she joined in 1993. From 1986 until 1993, Ms. Cheney served as Chairperson for the National Endowment for the Humanities. Additionally, Ms. Cheney serves as a director for Lockheed Martin Corporation, Reader's Digest Association, Inc., American Express/IDS Mutual Fund Group, and Union Pacific Resources Group, Inc.

     John A. James, 58, became a director of Exide in March 1999. Mr. James is Chairman of the Board and Chief Executive Officer of The O-J Group, a group of transportation-related companies, which he co-founded in 1971. Mr. James is also a director of the Hartford Development Foundation and a member of the National Association of Black Automotive Suppliers.

     Jody G. Miller, 42, became a director of Exide in December 1999. Ms. Miller is a Venture Partner with Maveron LLC, a Seattle-based venture capital firm that she joined in February 2000. Before joining Maveron, from 1995 until January 1999, Ms. Miller served in several senior executive positions with Americast, a digital video and interactive services partnership between Ameritech, BellSouth, GTE, SNET and the Walt Disney Company. While at Americast, Ms. Miller served as Acting President and Chief Operating Officer, Executive Vice President and Senior Vice President for Operations. In the period between her tenures at Americast and Maveron, Ms. Miller served as a consultant. Ms. Miller also served in the White House as special assistant to the President from 1993 to 1995, where she was involved with matters such as healthcare, welfare reform and NAFTA.

     Heinz C. Prechter, 58, became a director of Exide in March 1999. Mr. Prechter is Chairman of Prechter Holdings, a holding company he founded in 1965 that owns various manufacturing companies, one of which is a supplier of the automobile industry. Mr. Prechter is also the Founding Chairman and Director of Automotive Supplier Co-Operative. Mr. Prechter also sits on the Boards of The Budd Company and Comerica Incorporated.

     John E. Robson, 70, became a director of Exide in March 1999. Mr. Robson is a Senior Advisor with Robertson Stephens, an investment banking firm, and has been with Robertson Stephens since 1993. From 1989 to 1993, Mr. Robson served as Deputy Secretary of the United States Treasury. Mr. Robson also served previously as President and Chief Executive Officer of G D Searle, a global pharmaceutical company, and Dean of Emory University's School of Business Administration. Mr. Robson is also a director of ProLogis Trust, a global provider of distribution services and facilities, Pharmacia Corporation and Northrop Grumman Corporation.

ITEM 11.  Executive Compensation

     The information under the heading Executive Compensation in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 11, 2000, is hereby incorporated by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information under the heading Stock Ownership in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 11, 2000, is hereby incorporated by reference.


ITEM 13.  Certain Relationships and Related Transactions

     The information under the heading Certain Transactions in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 11, 2000, is hereby incorporated by reference.

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

                              EXIDE CORPORATION

                              By:  /s/ Robert A Lutz
                                   ------------------------------------------
                                   Robert A. Lutz
                                   Chairman and
                                   Chief Executive Officer

                              By:  /s/ Kevin R. Morano
                                   ------------------------------------------
                                   Kevin R. Morano
                                   Executive Vice President and
                                   Chief Financial Officer


Date:  June 29, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By:  /s/ Robert A. Lutz                 By: /s/ John A. James
     ---------------------------------      ------------------------------------
     Robert A. Lutz, Chairman and           John A. James, Director
     Chief Executive Officer

By:  /s/ Kevin R. Morano                By: /s/ Jody G. Miller
     ---------------------------------      ------------------------------------
     Kevin R. Morano, Executive             Jody G. Miller, Director
     Vice President and Chief
     Financial Officer

By:  /s/ Kenneth S. Pawloski            By: /s/ Heinz C. Prechter
     ---------------------------------      ------------------------------------
     Kenneth S. Pawloski, Vice              Heinz C. Prechter, Director
     President, Corporate Controller

By:  /s/ Francois J. Castaing           By: /s/ John E. Robson
     ---------------------------------      ------------------------------------
     Francois J. Castaing, Director         John E. Robson, Director

By:  /s/ Lynne V. Cheney
     ---------------------------------
     Lynn V. Cheney, Director

                               INDEX TO EXHIBITS


*2.1 Coordinating Agreement, dated May 9, 2000, between Exide Corporation and Pacific Dunlop Holdings (USA) Inc. and Amendments No. 1 and 2 thereto dated June 19 and June 28, 2000, respectively; Stock Purchase Agreement With Respect To Pacific Dunlop GNB Corporation, dated May 9, 2000, between Exide Corporation and Pacific Dunlop Holdings (USA) Inc. and Amendment thereto dated June 28, 2000; Asset Purchase Agreement, dated June 28, 2000, between Pacific Dunlop Holdings (N.Z.) Limited and Exide New Zealand Limited; Asset Purchase Agreement, dated June 28, 2000, between GNB Battery Technologies Limited, Australian Battery Company (Aust.) Pty Ltd, Pacific Dunlop Limited and Exide Australia Pty Limited; Stock Purchase Agreement with respect to GNB Technologies NV, dated June 28, 2000, between P.D. International Pty Limited and Pacific Dunlop Holdings (Europe) Ltd and Exide Holding Europe; Stock Purchase Agreement with respect to GNB Technologies Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Europe) Ltd and Exide Holding Europe; Stock Purchase Agreement with respect to GNB Technologies (China) Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Hong Kong) Limited and Traeson Pte Ltd (to be renamed Exide Holding Asia Pte Limited); Asset Purchase Agreement, dated June 28, 2000, between Pacific Dunlop Holdings (Singapore) Pte Ltd and Bluewall Pte Ltd (to be renamed Exide Singapore Pte Limited); Stock Purchase Agreement with respect to GNB Technologies (India) Private Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Singapore) Pte Ltd and Traeson Pte Ltd (to be renamed Exide Holding Asia Pte Limited); Trademark Purchase Agreement, dated June 28, 2000 between PD Licencing Pty Ltd and Exide Australia Pty Limited. The registrant will furnish supplementally to the Commission on request copies of any schedule to the foregoing which has been omitted.

 3.1 Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (No. 333 - 29991).

 3.2  Restated Bylaws of the Registrant, incorporated by reference to Exhibit
      3.2 of the Registrant's 1999 Annual Report on Form 10-K.

 3.3 Form of Rights Agreement dated as of September 18, 1998 between Exide Corporation and American Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Shares, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed September 21, 1998; amendment to rights agreements dated as of October 15, 1998.

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

10.3      Separation Agreement with James M. Diasio, effective June 1, 2000.

10.4.1    Employment Agreement with Robert A. Lutz, incorporated by reference to
          Exhibit 10.7 to the Registrant's 1999 Annual Report on Form 10-K.

10.5 Lease Agreement (Series B) dated September 1, 1976 pertaining to the Salina, Kansas manufacturing facilities, incorporated by reference to
          Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (No. 33-13632), as amended (the "S-1 Registration Statement").

10.6 Exide Corporation 1993 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (File No. 333-413).

10.7 Exide Corporation 1993 Long Term Incentive Plan, incorporated by reference to Exhibit 10.25 to the S-1 Registration Statement.

10.8 Exide Corporation Amended and Restated 1996 Non-Employee Directors Stock Plan, incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1998.

10.9      Exide Corporation 1997 Stock Option Plan, incorporated by reference to
          Exhibit 10.20 to the Registrant's 1998 Annual Report on Form 10-K.

10.10 Exide Corporation 1999 Stock Incentive Plan, as amended, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1999.

10.11 Amended and Restated Nonqualified Stock Option Agreement for Robert A. Lutz, incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2000.

10.12 Amended and Restated Nonqualified Stock Option Agreement for Ronald J. Gardhouse.

10.13     Nonqualified Stock Option Agreement for Kevin R. Morano.

10.14 Agreement dated September 30, 1994, among Gemala (Isle of Man) Limited, PT Sapta Panji Manggala, and B.I.G. Batteries Group Limited. Deed dated September 30, 1994, among Euro Exide Corporation Limited, Gemala (Isle of Man) Limited and B.I.G. Batteries Group Limited. Master Agreement dated September 30, 1994 among Euro Exide Corporation Limited, Gemala (Isle of Man) Limited, B.I.G. Batteries Group Limited and PT Sapta Panji Manggala, incorporated by reference to Exhibit
          10.24 of the December 1994 Registration Statement.

10.15 Credit and Guarantee Agreement dated December 19, 1997 among the Registrant, certain of the Registrant's subsidiaries, Lehman Brothers Inc., Credit Suisse First Boston, Lehman Commercial Paper Inc. and other lenders and related amendment dated May 27, 1998, incorporated by reference to Exhibit 10.22 to the Registrant's 1998 Annual Report on Form 10-K; Second Amendment, dated January 8, 1999, incorporated by reference to Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 27, 1998; Third Amendment, dated September 24, 1999, incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1999.

10.16 Receivables Sale Agreement, dated June 3, 1997 among CMP Batteries Limited, Exide (Dagenham) Limited, Fulmen (U.K.) Limited, B.I.G. Batteries Limited and Exide Europe Funding LTD, incorporated by reference to Exhibit 10.23 to the Registrant's 1998 Annual Report on Form 10-K.

18.1      Preferability Letter.

21.1      Subsidiaries of the Registrant.

23.1      Consent of independent public accountants.

27.1      Financial data schedule.

* Will be filed subsequently.
                                       39

                      EXIDE CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-3

CONSOLIDATED BALANCE SHEETS                                                 F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                   F-6

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Exide Corporation:

We have audited the accompanying consolidated balance sheets of Exide Corporation (a Delaware corporation) and subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended March 31, 2000 (1999 and prior as restated - see Note 1). These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exide Corporation and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for inventory costing.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index to the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
 June 29, 2000

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per-share data)

                                                                        For the Fiscal Year Ended March 31,
                                                                  ------------------------------------------------------
                                                                   (Restated)          (Restated)
                                                                      1998                1999                  2000
                                                                  -----------          -----------           -----------
NET SALES                                                         $ 2,273,126          $ 2,374,278           $ 2,194,447

COST OF SALES BEFORE ASSET SALES                                    1,669,035            1,815,022             1,640,371
NET LOSS ON ASSET SALES                                                    --                  --                 21,584
                                                                  -----------          -----------           -----------
        Gross profit                                                  604,091              559,256               532,492
                                                                  -----------          -----------           -----------

OPERATING EXPENSES:
     Selling, marketing and advertising                               311,683              334,638               319,476
     General and administrative                                       135,606              169,744               145,770
     Restructuring                                                         --                   --                39,336
     Purchased research and development                                    --                   --                14,262
     Goodwill amortization                                             16,922               20,016                17,165
                                                                  -----------          -----------           -----------
                                                                      464,211              524,398               536,009
                                                                  -----------          -----------           -----------

        Operating income (loss)                                       139,880               34,858                (3,517)
                                                                  -----------          -----------           -----------

INTEREST EXPENSE,net                                                  112,301              111,679               103,988
OTHER (INCOME) EXPENSE, net                                            (5,852)              28,852                16,043
                                                                  -----------          -----------           -----------

     Income (loss) before income taxes, minority
       interest and extraordinary loss                                 33,431             (105,673)             (123,548)

INCOME TAX PROVISION                                                   14,010               23,001                10,769
                                                                  -----------          -----------           -----------

     Income (loss) before minority interest and
       extraordinary loss                                              19,421             (128,674)             (134,317)

MINORITY INTEREST                                                        (114)              (1,981)                1,725
                                                                  -----------          -----------           -----------

     Income (loss) before extraordinary loss                           19,535             (126,693)             (136,042)

EXTRAORDINARY LOSS RELATED TO EARLY
  RETIREMENT OF DEBT, net of income tax benefit
    of $3,667 in 1998                                                 (28,513)                (301)                   --
                                                                  -----------          -----------           -----------
        Net income (loss)                                         $    (8,978)         $  (126,994)          $  (136,042)
                                                                  ===========          ===========           ===========

BASIC EARNINGS PER SHARE:
     Income (loss) before extraordinary loss                      $      0.95          $     (5.97)          $     (6.40)
       Extraordinary loss                                               (1.39)               (0.01)                   --
                                                                  -----------          -----------           -----------
        Net income (loss)                                         $     (0.44)         $     (5.98)          $     (6.40)
                                                                  ===========          ===========           ===========

DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary loss                      $      0.90          $     (5.97)          $     (6.40)
       Extraordinary loss                                               (1.32)               (0.01)                   --
                                                                  -----------          -----------           -----------
        Net income (loss)                                         $     (0.42)         $     (5.98)          $     (6.40)
                                                                  ===========          ===========           ===========

WEIGHTED AVERAGE SHARES:
        Basic                                                          20,588               21,245                21,263
                                                                  ===========          ===========           ===========
        Diluted                                                        21,642               21,245                21,263
                                                                  ===========          ===========           ===========

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per-share data)

                                                              March 31,
                                                      -------------------------
                                                      (Restated)
                                                         1999          2000
                                                      ----------    -----------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents                          $   20,596    $    28,110
   Receivables, net of allowance for doubtful
     accounts of $54,111 and $64,177, respectively       388,665        379,490
   Inventories                                           505,404        405,720
   Prepaid expenses and other                             20,541         16,026
   Deferred income taxes                                  13,303         20,138
                                                      ----------    -----------
       Total current assets                              948,509        849,484
                                                      ----------    -----------


PROPERTY, PLANT AND EQUIPMENT, NET                       543,702        443,344
                                                      ----------     ----------

OTHER ASSETS:
   Goodwill, net                                         566,173        501,117
   Investments in affiliates                              23,072         20,665
   Deferred financing costs, net                          16,967         12,796
   Deferred income taxes                                  61,019         37,583
   Other                                                  36,374         36,472
                                                      ----------    -----------
                                                         703,605        608,633
                                                      ----------    -----------
       Total assets                                   $2,195,816    $ 1,901,461
                                                      ==========    ===========

       The accompanying notes are an integral part of these statements.

                                  (Continued)

                      EXIDE CORPORATION AND SUBSIDIARIES

                     (In thousands, except per-share data)


                                                                                       March 31,
                                                                      ----------------------------------------
                                                                        (Restated)
                                                                           1999                        2000
                                                                       -----------                 -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------
CURRENT LIABILITIES:
    Short-term borrowings                                              $    20,881                 $    24,666
    Current maturities of long-term debt                                    30,439                      32,047
    Accounts payable                                                       250,625                     260,352
    Accrued interest                                                        27,181                      28,882
    Accrued compensation                                                    70,292                      66,734
    Product warranty reserve                                                44,988                      44,750
    Other current liabilities                                              202,440                     178,585
                                                                       -----------                 -----------
        Total current liabilities                                          646,846                     636,016
                                                                       -----------                 -----------

LONG-TERM DEBT                                                           1,154,486                   1,061,672
                                                                       -----------                 -----------
NONCURRENT RETIREMENT OBLIGATIONS                                          134,051                     128,827
                                                                       -----------                 -----------
OTHER NONCURRENT LIABILITIES                                               108,652                     123,329
                                                                       -----------                 -----------

COMMITMENTS AND CONTINGENCIES (Notes 3, 12 and 14)

MINORITY INTEREST                                                           17,646                      17,993
                                                                       -----------                 -----------

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.01 par value 60,000 shares authorized;
      21,359 and 21,401 shares issued and outstanding                          213                         214
    Additional paid-in capital                                             490,147                     490,399
    Accumulated deficit                                                   (181,779)                   (319,530)
    Notes receivable - stock award plan                                       (786)                       (734)
    Unearned compensation                                                     (129)                          -
    Accumulated other comprehensive loss                                  (173,531)                   (236,725)
                                                                       -----------                 -----------
        Total stockholders' equity (deficit)                               134,135                     (66,376)
                                                                       -----------                 -----------
        Total liabilities and stockholders' equity (deficit)           $ 2,195,816                 $ 1,901,461
                                                                       ===========                 ===========

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

           FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                     (In thousands, except per-share data)







                                                                                     Notes
                                                                Additional        Receivable -
                                                Common           Paid-in          Stock Award        Unearned       Accumulated
                                                Stock            Capital              Plan         Compensation       Deficit
                                                -----           ----------        -----------      ------------     -----------
Balance at March 31, 1997,
    as previously reported                      $ 213            $489,427          $(1,696)           $(516)      $ (21,569)
Cumulative effect of prior
    period adjustments                             --                  --               --               --         (20,832)
                                                -----            --------          -------            -----       ---------
Balance at March 31, 1997, as restated            213             489,427           (1,696)            (516)        (42,401)
                                                -----            --------          -------            -----       ---------
Net loss for fiscal 1998                           --                  --               --               --          (8,978)
Minimum pension liability
   adjustment, net of tax                          --                  --               --               --              --
 Translation adjustment                            --                  --               --               --              --

  Comprehensive income (loss)

 Common stock issued under
  employee stock purchase plan                     --                 172               --               --              --
 Common stock issued pursuant to
  Board of Directors' grants                       --                 318               --               --              --
 Forfeiture of common stock grants                 --                 (66)              66               --              --
 Payment for common stock grants                   --                  --               21               --              --
 Amortization of unearned compensation             --                  --               --              194              --
 Cash dividends paid ($0.08/share)                 --                  --               --               --          (1,699)

                                                -----            --------          -------            -----       ---------
Balance at March 31, 1998, as restated            213             489,851           (1,609)            (322)        (53,078)
                                                =====            ========          =======            =====       =========
 Net loss for fiscal 1999                          --                  --               --               --        (126,994)
 Minimum pension liability
  adjustment, net of tax                           --                  --               --               --              --
 Translation adjustment                            --                  --               --               --              --

  Comprehensive income (loss)

Common stock issued under
  employee stock purchase plan                     --                 148               --               --              --
Common stock issued pursuant to
  Board of Directors' grants                       --                 165              (51)              --              --
Forfeiture of common stock grants                  --                 (17)              17               --              --
 Payment for common stock grants                   --                  --              857               --              --
 Amortization of unearned compensation             --                  --               --              193              --
 Cash dividends paid ($0.08/share)                 --                  --               --               --          (1,707)

                                                -----            --------          -------            -----       ---------
Balance at March 31, 1999, as restated            213             490,147             (786)            (129)       (181,779)
                                                =====            ========          =======            =====       =========
 Net loss for fiscal 2000                          --                  --               --               --        (136,042)
Minimum pension liability
    adjustment, net of tax                         --                  --               --               --              --
  Translation adjustment                           --                  --               --               --              --

     Comprehensive income (loss)

  Common stock issued under
    employee stock purchase plan                    1                 165               --               --              --
  Common stock issued pursuant to
    Board of Directors' grants                     --                  87               --               --              --
  Forfeiture of common stock grants                --                  --               52               --              --
  Amortization of unearned compensation            --                  --               --              129              --
  Cash dividends paid ($0.08/share)                --                  --               --               --          (1,709)
                                                -----            --------          -------            -----       ---------
Balance at March 31, 2000                        $214            $490,399          $  (734)           $  --       $(319,530)
                                                =====            ========          =======            =====       =========

                                                  Accumulated Other
                                                  ----------------
                                              Comprehensive Income (Loss)
                                              ---------------------------
                                             Minimum
                                             Pension
                                            Liability           Cumulative
                                           Adjustment,          Translation                  Comprehensive
                                            Net of Tax          Adjustment                   Income (Loss)
                                           -----------          -----------                  -------------
Balance at March 31, 1997,
  as previously reported                   $  (4,993)            $  (89,456)
Cumulative effect of prior
  period adjustments                              --                     --
                                           ---------             ----------
Balance at March 31, 1997, as restated        (4,993)               (89,456)
                                           =========             ==========
Net loss for fiscal 1998                          --                     --                      $  (8,978)
Minimum pension liability
  adjustment, net of tax                       2,226                     --                          2,226
Translation adjustment                            --                (67,878)                       (67,878)
                                                                                                 ---------
  Comprehensive income (loss)                                                                    $ (74,630)
                                                                                                 =========
Common stock issued under
  employee stock purchase plan                    --                     --
Common stock issued pursuant to
  Board of Directors' grants                      --                     --
Forfeiture of common stock grants                 --                     --
Payment for common stock grants                   --                     --
Amortization of unearned compensation             --                     --
Cash dividends paid ($0.08/shares)                --                     --

                                           ---------             ----------
Balance at March 31, 1998, as restated        (2,767)              (157,334)
                                           =========             ==========
Net loss for fiscal 1999                          --                     --                      $(126,994)
Minimum pension liability
    adjustment, net of tax                       985                     --                            985
 Translation adjustment                           --                (14,415)                       (14,415)
                                                                                                 ---------
  Comprehensive income (loss)                                                                    $(140,424)
                                                                                                 =========
 Common stock issued under
  employee stock purchase plan                    --                     --
 Common stock issued pursuant to
  Board of Directors' grants                      --                     --
 Forfeiture of common stock grants                --                     --
 Payment for common stock grants                  --                     --
 Amortization of unearned compensation            --                     --
 Cash dividends paid ($0.08/share)                --                     --

                                           ---------             ----------
Balance at March 31, 1999, as restated        (1,782)              (171,749)
                                           =========             ==========
 Net loss for fiscal 2000                         --                     --                      $(136,042)
Minimum pension liability
    adjustment, net of tax                      (311)                    --                           (311)
  Translation adjustment                          --                (62,883)                       (62,883)
                                                                                                 ---------
     Comprehensive income (loss)                                                                 $(199,236)
                                                                                                 =========
  Common stock issued under
    employee stock purchase plan                  --                     --
  Common stock issued pursuant to
    Board of Directors' grants                    --                     --
  Forfeiture of common stock grants               --                     --
  Amortization of unearned compensation           --                     --
  Cash dividends paid ($0.08/share)
                                           ---------             ----------
Balance at March 31, 2000                  $  (2,093)              (234,632)
                                           =========             ==========

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                          For the Fiscal Year Ended March 31,
                                                                       ---------------------------------------
                                                                           1998         1999
                                                                        (Restated)   (Restated)        2000
                                                                       -----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $   (8,978)  $  (126,994)  $  (136,042)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities -
      Depreciation and amortization                                       103,584       123,153        95,706
      Extraordinary loss                                                   28,513           301           - -
      Net loss on asset sales                                                 - -           - -        21,584
      Purchased research and development                                      - -           - -        14,262
      Deferred income taxes                                                 7,050         9,106        16,199
      Original issue discount on notes                                     10,080         9,341         9,992
      Provision for losses on accounts receivable                           7,060        23,243         6,859
      Provision for restructuring                                             - -           - -        39,336
      Minority interest                                                      (114)       (1,981)        1,725
      Amortization of deferred financing costs                              5,583         4,737         3,610
  Net change from sales of receivables                                    134,187        29,263       (23,483)
  Changes in assets and liabilities excluding
    effects of acquisitions and divestitures -
      Receivables                                                          (8,074)      (26,353)      (29,139)
      Inventories                                                         (29,871)       51,307        50,324
      Prepaid expenses and other                                           (7,801)         (749)        1,466
      Payables and accrued expenses                                       (34,272)      (35,539)       (1,162)
      Other, net                                                          (39,448)       18,384        24,411
                                                                       ----------   -----------   -----------
        Net cash provided by operating activities                         167,499        77,219        95,648
                                                                       ----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of certain businesses,
    net of cash acquired                                                  (40,455)      (14,825)       (2,582)
  Capital expenditures                                                    (87,315)      (76,211)      (63,953)
  Equipment purchases held for sale                                        (8,015)          - -           - -
  Proceeds from sales of assets                                            50,303        41,707        53,105
  Insurance proceeds from fire damage                                       9,300        26,973           807
                                                                       ----------   -----------   -----------
        Net cash used in investing activities                             (76,182)      (22,356)      (12,623)
                                                                       ----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings                                         2,743         3,439         7,486
  Borrowings under Global Credit Facilities Agreement                     540,022       606,791       639,089
  Repayments under Global Credit Facilities Agreement                     (67,886)     (659,471)     (709,673)
  Borrowings under U.S. Credit Agreement                                  272,500           - -           - -
  Repayment of U.S. Credit Agreement borrowings                          (289,500)          - -           - -
  Borrowings under European Facilities Agreement                          151,884           - -           - -
  Repayment of European Facilities Agreement                             (474,854)          - -           - -
  Repayment of Acquired Debt                                              (64,644)          - -           - -
  Issuance of 9.125% Senior Notes                                         102,130           - -           - -
  Retirement of 10.75% Senior Notes                                      (150,000)          - -           - -
  Retirement of 12.25% Senior Subordinated Notes                         (106,002)          - -           - -
  Increase (decrease) in other debt                                         7,002       (17,490)       (8,448)
  Debt issuance costs                                                     (17,142)       (1,800)         (732)
  Dividends paid                                                           (1,699)       (1,707)       (1,709)
                                                                       ----------   -----------   -----------
        Net cash used in financing activities                             (95,446)      (70,238)      (73,987)
                                                                       ----------   -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
      CASH EQUIVALENTS                                                     (2,964)          358        (1,524)
                                                                       ----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (7,093)      (15,017)        7,514
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               42,706        35,613        20,596
                                                                       ----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $   35,613   $    20,596   $    28,110
                                                                       ==========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for -
      Interest (net of amount capitalized)                             $   96,415   $    93,995   $    89,955
      Income taxes (net of refunds)                                    $    6,423   $    10,852   $    16,180

        The accompanying notes are an integral part of these statements.

                     EXIDE CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (In thousands, except per-share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Exide Corporation and all of its majority owned subsidiaries (collectively the "Company"). All significant intercompany transactions have been eliminated.

Investments in affiliates largely represents investments accounted for by the cost method. Investments in 20% to 50% owned companies are included in the consolidated financial statements on the basis of the equity method of accounting. The Company's equity in the net income (loss) of these companies is not material.

Nature of Operations

The Company is the largest manufacturer and marketer of lead acid batteries in the world consisting of automotive batteries in North America and automotive and industrial batteries in Europe. The Company markets automotive batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers. The Company's industrial batteries consist of traction batteries, such as those used in forklift trucks and other electric vehicles, and standby batteries used for back-up power applications, such as those for telecommunication systems.

See Note 2 for a discussion of the Company's realignment to a Global Business Unit structure effective April 1, 2000. See Note 3 for a discussion of our pending acquisition of GNB Technologies, Inc.

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

Major Customers and Concentration of Credit

The Company has a number of major retail and original equipment manufacture ("OEM") customers, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales during any of the fiscal years presented. The Company does not believe that a material part of its business is dependent upon a single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company's largest customers would most likely have a negative short-term impact on the Company's results of operations.

                     EXIDE CORPORATION AND SUBSIDIARIES

During the fourth fiscal quarter of 1999, the Company terminated its supplier agreement with a major retail customer. Costs associated with the contract termination included write-offs of inventory of $1,900 included in cost of sales, and prepaid customer incentives of $5,400 which were reflected as a reduction of net sales.

During fiscal 1998 and 1999 certain of the Company's North American retail customers declared bankruptcy. In connection with these bankruptcies, the Company recorded provisions for losses on accounts receivable of $6,300 and $5,800 during 1998 and 1999, respectively.

Foreign Currency Translation

The functional currency of each of the Company's foreign subsidiaries is primarily the respective local currency. Assets and liabilities of the Company's foreign subsidiaries and affiliates are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of other comprehensive income within stockholders' equity. Foreign currency gains and losses from certain inter-company transactions meeting the indefinite reversal criteria of SFAS No. 52 "Foreign Currency Translation" are also recorded as a component of other comprehensive income. Transaction gains and losses not meeting this indefinite reversal criteria are included in other (income) expense, net. The Company recorded net transaction (gains) losses of ($6,815),$8,600 and $897 in fiscal 1998, 1999 and 2000, respectively.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories, which consist of material, labor and overhead, are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. See "Restatement" within this footnote for discussion of the Company's change in valuing its U.S. battery inventory.

Property, Plant and Equipment

Property, Plant and Equipment at March 31 consists of:

                                                          1999           2000
                                                       ---------      ---------
     Land                                              $  46,628      $  32,659
     Buildings and improvements                          244,538        213,143
     Machinery and equipment                             539,121        528,242
     Construction in progress                             24,216         16,747
                                                       ---------      ---------

                                                         854,503        790,791
     Less - Accumulated depreciation                    (310,801)      (347,447)
                                                       ---------      ---------

        Property, plant and equipment, net             $ 543,702      $ 443,344
                                                       =========      =========

                     EXIDE CORPORATION AND SUBSIDIARIES

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

     Buildings and improvements                       5 to 40 years
     Machinery and equipment                          3 to 10 years

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. In connection with constructing property and equipment, the Company capitalized $1,277, $967 and $159 of interest costs during fiscal years 1998, 1999 and 2000, respectively. Depreciation expense was $78,097, $96,750 and $76,257 for fiscal years 1998, 1999 and 2000, respectively.

Goodwill

Goodwill is amortized over 40 years on a straight-line basis. Accumulated amortization as of March 31, 1999 and 2000, was $76,659 and $84,849, respectively. It is the Company's policy to review goodwill (and other long-lived assets) for possible impairment, when an indication of impairment exists, on the basis of whether the carrying amount of such assets is fully recoverable from projected, undiscounted net cash flows of the related business. If such a review would indicate that the carrying amount of goodwill and/or other long-lived assets is not recoverable the Company then reduces the carrying amount of such assets to fair value. During fiscal 1999, the Company wrote off $2,419 of goodwill associated with certain U.S. branches, as well as the decision to shut down a U.S. lead smelter. These writeoffs are included in operating expenses.

Estimated Warranty Costs

The Company recognizes the estimated cost of warranty obligations as a reduction of sales in the period in which the related products are sold. These estimates are based on historical trends.

Hedging Agreements

The Company enters into certain currency and interest rate hedge agreements to manage interest costs associated with long-term debt. The differential to be paid or received on these agreements is accrued as interest rates change and is recognized monthly over the life of the agreements. See Note 5 for further discussion.

The Company enters into certain lead hedging agreements to manage the cost of externally purchased lead. No such agreements were outstanding as of March 31, 2000.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes", which requires the use of the liability method in accounting for deferred taxes. If it is more likely than not that some portion, or all, of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

                                                1998         1999         2000
                                               ------       ------       ------
     Basic EPS Shares                          20,588       21,245       21,263
     Effect of Dilutive Securities              1,054           --           --
                                               ------       ------       ------

     Diluted EPS Shares                        21,642       21,245       21,263
                                               ======       ======       ======

There is no difference between basic and diluted EPS regarding the amount of income (loss) before extraordinary loss used for the computations. The Convertible Senior Subordinated Notes (see Note 5), which, if converted, would result in an additional 4,993 common shares, have not been included in the diluted EPS calculation for all periods presented since the effect would be antidilutive. The effect of dilutive securities in fiscal 1998 is primarily comprised of stock options and grants.

Options to purchase 266 and 3,079 shares with exercise prices ranging from $9.563 to $29.50 were outstanding at March 31, 1999 and 2000, respectively, but were not included in the computation of diluted EPS because the option's exercise price was greater than the average market price of the common shares. These options expire in the years 2000 to 2009. All other options outstanding at March 31, 1999 and 2000 were not included in the fiscal 1999 and 2000 computation of diluted EPS because of the Company's fiscal 1999 and 2000 loss position.

Revenue Recognition

The Company records sales upon product shipment.

Advertising

The Company expenses advertising costs as incurred. The Company is party to certain sponsorship agreements, whereby the related costs are recognized over the life of the agreement, generally one year.

Comprehensive Income

In fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established new rules for the reporting and presentation of comprehensive income and its components. However, the adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity (deficit). SFAS No. 130 requires the change in the minimum pension liability, foreign currency translation adjustments and foreign currency gains and losses from certain inter-company transactions meeting the indefinite reversal criteria to be included in other comprehensive income(loss). Prior years' financial statements have been reclassified to conform to these requirements. The minimum pension liability adjustment was net of deferred tax assets of $1,505, $960 and $156 as of March 31, 1998, 1999, and 2000,
respectively.

                     EXIDE CORPORATION AND SUBSIDIARIES

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

The Company enters into foreign exchange contracts, including forward and purchased option contracts. The Company enters into forward exchange contracts to reduce the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities, as well as certain firm commitments and highly anticipated cash flows. The Company is also party to purchased option contracts which, if exercised, involve the sale or purchase of foreign currency at a fixed exchange rate for a specified period of time. As of March 31, 2000, the net value of open forward exchange contracts and the related gains and losses were not material.

Restatement

The Company restated results for fiscal 1999 and fiscal 1998 as a result of the Company's former management team's improper authorization of the deferral of a pre-fiscal 1998 charge, related to a transaction with a related party, until fiscal 1998 and 1999. This resulted in a reduction of the net loss of $838, or $.03 per diluted share, and $2,927, or $.14 per diluted share, in fiscal 1998 and fiscal 1999, respectively. This impact is reflected in the reported results herein. There is no impact on fiscal 2000.

The Company changed its method of valuing inventory for U.S. battery inventories from the last-in, first-out ("LIFO") method to the FIFO method in the fourth quarter of fiscal 2000. This change did not impact the Company's earnings for any of the periods presented. The change was made to better match the Company's current manufacturing costs with revenues given the continuing decline in these costs, make our methodology more consistent with others in the industry and allow for the valuing of inventory consistently throughout the Company, particularly with the Global Business Unit structure realignment, discussed in
Note 2. Generally accepted accounting principles require the Company to restate for this particular accounting change. As such, retained earnings for the earliest period presented has been reduced by $17,067 herein.

Certain other prior period amounts have been reclassified to conform to the fiscal 2000 presentation.

                     EXIDE CORPORATION AND SUBSIDIARIES

Recently Issued Accounting Standards

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact of the statement and will be required to adopt it in the first quarter of fiscal 2002.


2.   GLOBAL BUSINESS UNIT STRUCTURE REALIGNMENT:

The Company announced in fiscal 2000 a realignment to a customer-focused global business unit structure, effective April 1, 2000, to allow the Company to more effectively service all of its customers' needs and requirements. This strategy is in contrast to the Company's geographic based structure in place through March 31, 2000.

The Company recorded restructuring charges of $39,336, consisting of $20,000 in severance benefits and $19,300 for targeted plant and branch closings, primarily related to this realignment. The charges relate to the Company's closure of the Reading, Pennsylvania plant and six branches in the U.S. as well as headcount reductions of 168 employees in the U.S. and Europe. Through March 31, 2000, $13,282 of charges against the reserve have occurred consisting of $2,610 of severance benefits paid and $10,672 of asset writedowns. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.


3.   ACQUISITIONS AND DIVESTITURES:

On May 9, 2000, the Company entered into an agreement to acquire the global battery business of Australian-based Pacific Dunlop Limited, including its subsidiary GNB Technologies, Inc. ("GNB"), for consideration of approximately $368,000, (including $333,000 in cash and 4,000 Exide common shares) plus assumed liabilities. GNB is a leading U.S. and Pacific Rim manufacturer of both automotive and industrial batteries with annual sales of approximately $1 billion. The acquisition, which is expected to close in fiscal 2001, is subject to due diligence, foreign regulatory review, financing and settlement of certain non-compete agreements. The Company anticipates accounting for this acquisition under the purchase method.

On September 27, 1999, the Company entered into an agreement to acquire a controlling interest in Lion Compact Energy ("LCE"), a privately held company conducting research in dual-graphite battery technology. This transaction was accounted for using the purchase method. The Company paid $3,500 in cash upon closing in December, 1999 and will pay $11,500, plus certain royalty fees, over the next several years based upon the performance of LCE and its product development. The $11,500 consideration in the form of notes payable has been treated as a non-cash investing activity in the consolidated statements of cash flows. The Company has the option to reconvey its interest in LCE at any time to the seller during this payment period. All payments made are non-refundable.

In conjunction with the LCE acquisition, the Company recorded a $14,262 write-off for purchased research and development costs. The purchased in-process

                     EXIDE CORPORATION AND SUBSIDIARIES
research and development had not yet reached technological feasibility, and the technology had no alternative future use, as of the date of acquisition.

During the fourth quarter of fiscal 1999, the Company, as part of strategic review of its operations, identified certain non-core businesses for divestiture and the Board of Directors authorized and approved a related divestiture plan. The Company hired an investment-banking firm at that time to assist in marketing the businesses. Based on the above actions, the Company recorded an impairment charge of $38,600 in cost of sales and $2,000 in operating expenses in the fourth quarter of fiscal 1999 relative to the identified businesses. The Company recorded additional net charges of $21,584 in cost of sales in fiscal 2000 related to these divestitures. Before recognition of the impairment, these businesses had a net book value of approximately $72,400 and operating losses of approximately $8,400 during fiscal 1999 and $3,200 in fiscal 2000. The Company anticipates selling the remaining non-core businesses during fiscal 2001.

The Company sold its battery separator operations in fiscal 2000 for approximately $47,000, consisting of $26,100 in cash proceeds and the remainder in future sublease arrangements. Cash proceeds from the sale were used to reduce debt. As part of the agreement, the Company has entered into a multi-year agreement to purchase its United States battery separator needs from the buyer. This agreement includes minimum annual purchase level commitments. The Company recorded a gain on this sale, net of amounts deferred related to the purchase agreement, of $9,500 included in net loss on asset sales in the accompanying consolidated statements of operations.

The Company sold additional non-core businesses in fiscal 2000 with cash proceeds of approximately $6,700.

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

In connection with previous European acquisitions, the Company recorded liabilities of $153,000 related to exit costs, primarily severance benefits to be paid to certain employees who were identified for termination as a result of consolidation and identified plant closings. Through March 31, 2000, $145,200 of charge-offs have occurred consisting of $133,300 of severance benefits paid (including $32,500, $27,900 and $10,300 in fiscal 1998, 1999 and 2000, respectively) with the remaining amount associated with plant closing costs. Remaining expenditures will occur over the next several years as permitted under applicable regulations.

                      EXIDE CORPORATION AND SUBSIDIARIES

4.   INVENTORIES:

                                                 March 31,
                                      ----------------------------
                                         1999              2000
                                      ----------        ----------
           Raw materials              $  132,697        $  111,168
           Work-in-process                74,549            64,412
           Finished goods                298,158           230,140
                                      ----------        ----------
                                      $  505,404        $  405,720
                                      ==========        ==========

In connection with the purchase of lead for anticipated manufacturing requirements, the Company enters into commodity forward and futures contracts. These contracts are used as a hedging strategy to help protect against volatility in lead prices. The Company remains at risk for possible changes in the market value of the commodity contracts; however, such risk should be mitigated by price changes in lead. The contracts are accounted for as hedges and, accordingly, gains or losses are deferred and recognized in inventory upon execution of the contract. At March 31, 2000, the Company had no outstanding contracts hedging lead purchases.

5.   DEBT:

At March 31, 1999 and 2000, short-term borrowings of $20,881 and $24,666, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's non-U.S. subsidiaries.
Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent. As of March 31, 1999 and 2000, the weighted average interest rate on these borrowings was 12.0% and 16.4%, respectively.

Following is a summary of the Company's long-term debt at March 31, 1999 and 2000:

                                                                1999              2000
                                                          --------------     -------------
Senior Secured Global Credit Facilities Agreement -
    Borrowings primarily at LIBOR plus 2.25% - 3.0%
    (at a weighted average rate of 6.87% and 8.16%
    at March 31, 1999 and 2000)                           $   424,186        $   336,636
9.125% Senior Notes, (Deutsche mark denominated) due
    April 15, 2004                                             96,373             85,515
10% Senior Notes, due April 15, 2005                          300,000            300,000
Convertible Senior Subordinated Notes, due
    December 15, 2005                                         316,377            326,369
Other, including capital lease obligations (see
    Note 14), debt discount and other loans at
    interest rates generally ranging from 3.7% to
    11.5% due in installments through 2015                     47,989             45,199
                                                          -----------        -----------
                                                            1,184,925          1,093,719
Less - Current maturities                                     (30,439)           (32,047)
                                                          -----------        -----------
                                                          $ 1,154,486        $ 1,061,672
                                                          ===========        ===========

The Company's $650,000 Senior Secured Global Credit Facilities Agreement has three borrowing Tranches: a $150,000 six year multi-currency term A loan, a $250,000 seven and one-quarter year U.S. dollar term B loan, and a $250,000 six year multi-currency revolving credit line. This facility contains a number of financial and other covenants customary for such agreements including restrictions on new indebtedness, liens, leverage rates, acquisitions and capital expenditures. In fiscal 1999 and fiscal 2000, the Company amended certain provisions of the existing $650,000 Senior Secured Global Credit Facilities Agreement. Principal payments on nonrevolving debt will continue through March 2005. Availability under the Senior Secured Global Credit Facilities

                       EXIDE CORPORATION AND SUBSIDIARIES

Agreement. Principal payments on nonrevolving debt will continue through March 2005. Availability under the Senior Secured Global Credit Facilities Agreement, net of outstanding letters of credit, is currently $205,505. The use of such availability may be limited by certain covenants in the credit agreement. The write-off of the remaining deferred financing costs under the former U.S. Credit Agreement and European Facilities Agreement resulted in an extraordinary loss of $8,336 (net of income tax benefit of $2,899) in fiscal 1998.

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

The Company enters into currency and interest rate hedge agreements to manage interest costs associated with long-term debt. We have three currency and interest rate swap agreements which effectively convert $175,000 of borrowings under the credit agreement and certain inter-company loans into 406,200 French Francs (U.S. $68,500), 66,800 Euros (U.S. $64,500) and 25,200 British pounds sterling (U.S. $42,000). We receive LIBOR and pay PIBOR and pounds sterling LIBOR. Effective March 9, 2000 the Company assigned 382,500 French Francs (U.S. $64,500) of its existing currency and interest rate swap agreement to a new counterparty and received a cash payment of Euro 8,525. Simultaneously, the Company entered into a new 66,800 Euro (U.S. $64,500) one-year currency and interest rate hedge agreement. The Company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%. Additionally, effective December 23, 1997, the Company entered into two three-year interest rate collar agreements that reduce the impact of changes in interest rates on a portion of the Company's floating rate debt. These agreements effectively limit the PIBOR base interest rate on 593,050 French francs (U.S. $100,000) of borrowing under the Global Credit Facilities Agreement to no more than 6.6% and no less than 3.5%. During fiscal 1998, 1999 and 2000, the Company recognized $689, $1,833 and $3,274, respectively, of reduced interest expense related to these swap and collar agreements.

Counterparties to bond swap transactions and interest rate hedge agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

                      EXIDE CORPORATION AND SUBSIDIARIES

Annual principal payments required under long-term debt obligations at March 31, 2000 are as follows:

                Fiscal Year                 Amount
                -----------              -----------
                  2001                   $    32,047
                  2002                        31,649
                  2003                        29,782
                  2004                        76,231
                  2005                       286,628
                  Thereafter                 637,382
                                         -----------
                                         $ 1,093,719
                                         ===========

6.   EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE
     BENEFITS:

The Company has noncontributory defined benefit pension plans covering substantially all hourly employees in North America. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. The Company has numerous defined contribution plans in North America and Europe with related expense of $5,077, $6,046 and $5,585 in fiscal 1998, 1999, and 2000, respectively.

European subsidiaries of the Company sponsor several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. In most cases, the defined benefit plans are not funded and the benefit formulas are similar to those used by the North American plans.

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

                      EXIDE CORPORATION AND SUBSIDIARIES

The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated financial statements:

                                                                      Pension Benefits                    Other Benefits
                                                                --------------------------         -------------------------
                                                                   1999            2000                1999           2000
                                                                -----------     ----------         -----------     ---------
Change in benefit obligation:
-----------------------------
Benefit obligation at beginning of year                         $ 281,038       $ 295,676          $ 18,505        $ 18,572
Service cost                                                        7,428           7,186               195             206
Interest cost                                                      18,149          16,823             1,266           1,085
Actuarial (gain)/loss                                               4,939          (1,949)              373          (2,993)
Plan participants' contributions                                      949           1,062                 -               -
Benefit paid                                                      (14,555)        (12,048)           (1,619)         (1,267)
Plan amendments                                                       288             977                 -               -
Currency translation                                               (1,855)        (14,114)             (148)             58
Settlements and Other                                                (705)         (7,822)                -               -
                                                                ---------       ---------          --------        --------
Benefit obligation at end of year                               $ 295,676       $ 285,791          $ 18,572        $ 15,661
                                                                =========       =========          ========        ========
Change in Plan Assets:
----------------------
Fair value of plan assets at beginning of year                  $ 172,065       $ 187,227          $      -        $      -
Actual return on plan assets                                       20,114          17,820                 -               -
Employer contributions                                             12,319           9,532             1,619           1,267
Plan participants' contributions                                      949           1,062                 -               -
Benefits paid                                                     (14,555)        (12,048)           (1,619)         (1,267)
Currency translation                                               (3,665)         (1,193)                -               -
Settlements and Other                                                   -          (8,345)                -               -

                                                                ---------       ---------          --------        --------
Fair value of plan assets at end of year                        $ 187,227       $ 194,055          $      -        $      -
                                                                =========       =========          ========        ========
Reconciliation of funded status:
--------------------------------
Funded status                                                  $ (108,449)      $ (91,736)         $(18,572)       $(15,661)
Unrecognized net
    Transition obligation                                             269             220             1,022             998
    Prior service cost                                              2,406           2,939                 -               -
    Actuarial loss                                                  9,652           3,337             4,309           1,332
Contributions after measurement date                                  218             230                 -               -
                                                                ---------       ---------          --------        --------
Net amount recognized                                           $ (95,904)      $ (85,010)         $(13,241)       $(13,331)
                                                                =========       =========          ========        ========
Amounts recognized in statement of
----------------------------------
financial position:
-------------------
Prepaid benefit cost                                             $ 22,245        $ 22,592          $      -        $      -
(Accrued) benefit cost                                           (123,023)       (111,920)          (13,241)        (13,331)
Intangible asset                                                    1,636           2,069                 -               -
Accumulated other comprehensive (income) loss                       3,238           2,249                 -               -
                                                                ---------       ---------          --------        --------
Net amount recognized                                           $ (95,904)      $ (85,010)         $(13,241)       $(13,331)
                                                                =========       =========          ========        ========
                                                                       Pension Benefits                Other Benefits
                                                                    -------------------             ------------------
                                                                      1999       2000                 1999       2000
                                                                    --------   --------             --------   -------
Weighted-average assumptions as of March 31:
    Discount rate                                                    6.0%         6.6%                6.6%       8.0%
    Expected return on plan assets                                   7.5%         7.7%                 --         --
    Rate of compensation increase                                    4.2%         4.3%                 --         --

For measurement purposes, an 8.2% and an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 and 2000, respectively. The rate was assumed to decrease gradually to 5.1% for fiscal 2004 and remain at that level thereafter.

                      EXIDE CORPORATION AND SUBSIDIARIES

                                                    Pension Benefits                       Other Benefits
                                        -----------------------------------    ------------------------------------
                                           1998         1999         2000         1998         1999         2000
                                        ---------    ---------    ---------    ---------    ---------    ----------
Components of net periodic
 benefit cost:
  Service cost                          $   6,930    $  7,428     $  7,186      $    186     $   195      $    206
  Interest cost                            15,479      18,149       16,823         1,323       1,266         1,085
  Expected return on plan assets          (11,313)    (14,318)     (14,193)           --          --            --
  Amortization of net-
         Transition obligation                 32          31           30            70          64            65
         Prior service cost                   169         267          357            --          --            --

         (Gain) / Loss                         62         (48)         (10)           --          --            --
                                         --------    --------     --------      --------     --------     --------
  Net periodic benefit cost (a)          $ 11,359    $ 11,509     $ 10,193      $  1,579     $ 1,525      $  1,356
                                         ========    ========     ========      ========     =======      ========

(a) Excludes the impact of curtailments of $(1,303), $(706) and $1,083 in fiscal 1998, 1999 and 2000, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $159,259, $153,943, and $38,239, respectively, as of March 31, 1999 and $149,988, $141,986, and $38,805 respectively as of March 31,
2000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                               One Percentage-      One Percentage-
                                                               Point Increase       Point Decrease
                                                               ---------------      ---------------
Effect on total of service and interest cost components          $    138             $   (110)

Effect on the postretirement benefit obligation                  $  1,369             $ (1,111)


7.  PREFERRED SHARE PURCHASE RIGHTS PLAN:

In fiscal 1999, the Company's Board of Directors announced that it adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to stockholders of record on September 29, 1998, of one Preferred Share Purchase Right (a "Right") on each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Junior Participating Preferred Stock, Series A, par value $.01 per share, of the Company (the "Preferred Shares") at an exercise price of $60 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are not exercisable, or transferable apart from the common stock, until the earlier to occur of (i) ten days following a public announcement that a person or group other than certain exempt persons (an "Acquiring Person"), together with persons affiliated or associated with such Acquiring Person (other than those that are exempt persons) acquired, or obtained the right to acquire, beneficial ownership of 15% (20% as to the state of Wisconsin Investment Board) or more of the outstanding common stock, or (ii) ten business days following the commencement or public disclosure of an intention to commence a tender offer or exchange offer (other than a permitted offer, as defined) by a person other than an exempt person if, upon consummation of the offer, such person would acquire beneficial ownership of 15% (20% as to the State of Wisconsin Investment Board) or more of the outstanding common stock (subject to certain exceptions). Thereafter, if the Company is not the surviving corporation in a merger or other business combination, or if common stocks are changed or exchanged, or in a transaction or transactions wherein 50% or more of its consolidated assets or earning power are sold, each Right would entitle the holder (other than the Acquiring Person and certain related persons or transferees) upon exercise to

                       EXIDE CORPORATION AND SUBSIDIARIES
receive, in lieu of Preferred Shares, a number of shares of common stock of the acquiring company or the Company, as the case may be, having a value of two times the exercise price of the Right. The Rights are redeemable at the Company's option at any time before public disclosure that an Acquiring Person has become such, for $.01 per Right, and expire on September 18, 2008. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share or 1,000 times the dividend declared per common stock. The Preferred Shares have liquidation preference, as defined. In addition, each Preferred Share will have 1,000 votes per share, voting together with the common stock.


8.   STOCK GRANTS AND OPTIONS:

The Company's shareholders approved the 1999 Stock Incentive Plan effective August 11, 1999 under which certain employees of the Company are eligible to be granted a total of 2,300 awards in the form of incentive stock options, nonqualified stock options or restricted shares of common stock. Substantially all of the 2,300 stock options were granted in the second quarter of fiscal 2000 at the fair market value on the date of grant. Certain of these options will vest ratably over four years while the remainder will vest over nine years or immediately upon the Company reaching certain performance measures.

In November 1998, the Board of Directors approved an option grant of 1,800 shares to the Company's new Chairman and Chief Executive Officer as part of his employment arrangement. Such options vest at a rate of 600 shares per year on each anniversary date of his employment.

On May 1, 1997 the Board of Directors adopted the 1997 Stock Option Plan that authorizes the granting of stock options to key employees of the Company covering up to 2,000 shares of common stock. No options become vested or exercisable before May 1, 2007 unless the market price of the common stock increases to certain levels. If the market price increases to $30.00 per share, 40% of the granted options become vested, if it reaches $50.00, another 40% become vested and if it achieves $75.00 the remainder will become vested, provided, that in the case of each such percentage which so vests, the vested options are then only exercisable as follows; 40% on the date of vesting and 20% each on the first, second and third anniversaries. The exercise price for each share is equal to the fair market value of the common stock on the date of the grant of the option ($16.625). These options will expire on June 1, 2007.

On May 23, 1996, the Board of Directors adopted the 1996 Non-Employee Directors Stock Plan (the "Directors Stock Plan") whereby Directors of the Company are granted common stock as part of their compensation. Under this plan, approximately 18, 10 and 29 shares were granted during fiscal 1998, 1999 and 2000, respectively. The market value of the shares awarded on the date of the fiscal 1998, 1999 and 2000 grants was $319, $149 and $312, respectively, and was charged to expense at the grant date.

During fiscal 1995, a total of 40 restricted shares of the Company's common stock were granted to certain employees. The market value of the shares awarded on the date of grant ($1,935) was recorded as unearned compensation and shown as a separate component of stockholders' equity. In fiscal 1996, 20 of these shares were canceled. Unearned compensation was amortized to expense over the five year vesting period ending in fiscal 2000 and amounted to $194, $193 and $129 in fiscal 1998, 1999 and 2000, respectively.

                       EXIDE CORPORATION AND SUBSIDIARIES

In October 1993, the Board of Directors adopted the Long-Term Incentive Plan ("Incentive Stock Plan"), which may grant awards to key employees in the form of incentive stock options, nonqualified stock options, restricted shares of common stock or units valued on the basis of long-term performance of the Company ("Performance Units"). Options may be accompanied by stock appreciation rights ("Rights"). All of the awards to date have been nonqualified stock options, none of which were accompanied by Rights. All awards vest ratably over periods ranging from four to five years, with the maximum exercise period of the awards ranging from five years and three months to ten years. The maximum aggregate number of shares of common stock with respect to options, restricted shares, Performance Units or Rights granted without accompanying options that may be granted pursuant to the Incentive Stock Plan is 700 shares.

On April 29, 1993, the Board of Directors adopted an Incentive Compensation Plan, under which certain members of the Company's management were granted a total of approximately 812 shares of the Company's common stock. These shares are fully vested and have certain restrictions related to sale, transferability and employment. Participants must pay $2.25 per share, the estimated fair value at the grant date, prior to the transferring of such shares.

Stock grant and option transactions are summarized as follows:

                                                                                   Weighted
                                                        Incentive              Average Exercise
                                                      Compensation    Stock        Price of
                                                          Plan       Options    Stock Options
                                                      -------------  --------  ----------------
     Shares under option:

     Outstanding at March 31, 1997                         754          679         $27.39
      Granted                                               --        2,000         $16.63
      Exercised                                             (9)          --
      Forfeited                                            (34)        (207)        $26.68
                                                          ----        -----
     Outstanding at March 31, 1998                         711        2,472         $18.69
                                                          ----        -----
      Granted                                               --        1,840         $10.13
      Exercised                                           (337)          --
      Forfeited                                             --         (848)        $19.64
                                                          ----        -----
     Outstanding at March 31, 1999                         374        3,464         $13.91
                                                          ----        -----
      Granted                                               --        1,987         $11.32
      Exercised                                            (23)          (1)        $16.63
      Forfeited                                             --         (416)        $14.57
                                                          ----        -----
     Outstanding at March 31, 2000                         351        5,034         $12.85
                                                          ====        =====
     Options available for grant at March 31, 2000          --          548
                                                          ====        =====
     Exercisable at March 31, 1998                          --          439         $19.69
     Exercisable at March 31, 1999                          --          664         $18.37
     Exercisable at March 31, 2000                          --        1,243         $14.64

The grant-date market value of all outstanding options is equal to their respective exercise prices. Outstanding stock options have an average remaining contractual life of 8 years at March 31, 2000 with the exercise prices for these options ranging from $9.563 to $29.50.

As provided for in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company utilizes the intrinsic value method of expense recognition under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation expense for the stock option plans been determined consistently with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

                       EXIDE CORPORATION AND SUBSIDIARIES

                                                      Fiscal Year Ended
                                                           March 31,
                                             ----------------------------------
                                                1998        1999        2000
                                             (Restated)  (Restated)
                                             ----------  ----------  ----------
Net income (loss):
 As reported                                  $ (8,978)  $(126,994)  $(136,042)
 Pro forma                                    $(18,758)  $(127,580)  $(142,798)
Basic net income (loss) per share:
 As reported                                  $  (0.44)  $   (5.98)  $   (6.40)
 Pro forma                                    $  (0.91)  $   (6.01)  $   (6.72)
Diluted net income (loss) per share:
 As reported                                  $  (0.42)  $   (5.98)  $   (6.40)
 Pro forma                                    $  (0.87)  $   (6.01)  $   (6.72)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions used for the option grants which occurred during fiscal 1998, 1999 and 2000:

                                               Fiscal Year Ended
                                                    March 31,
                                      -----------------------------------------
                                        1998             1999          2000
                                      --------      -------------   -----------
Volatility                              31.0%       32.0% - 32.5%         34.8%
Risk-free interest rate                  6.8%        4.8% -  4.9%   6.0% - 6.8%
Expected life in years                  10.0         6.0  -  8.0          10.0
Dividend yield                           0.4%                0.6%          0.9%

9.  INCOME TAXES:

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the fiscal years ended March 31, 1998, 1999 and 2000, are as follows:

                                                    Restated
                                            ---------------------
                                              1998         1999         2000
                                            --------     --------     --------
      Current:
       Federal                              $     --     $    --      $     --
       State                                  (1,040)         200          130
       Foreign                                 8,000       13,695       (5,560)
                                            --------     --------     --------
                                               6,960       13,895       (5,430)
                                            --------     --------     --------
      Deferred:
       Federal                                 1,869           --      (11,031)
       State                                      --           --       (1,261)
       Foreign                                 5,181        9,106       28,491
                                            --------     --------     --------
                                               7,050        9,106       16,199
                                            --------     --------     --------
        Total Provision                     $ 14,010     $ 23,001     $ 10,769
                                            ========     ========     ========

Major differences between the federal statutory rate and the effective tax rate

                       EXIDE CORPORATION AND SUBSIDIARIES
are as follows:

                                                        Restated
                                                   -------------------
                                                    1998       1999      2000
                                                   ------     ------    ------
Federal statutory rate                               35.0%     (35.0)%   (35.0)%
State taxes, net of federal benefit                  (2.7)       0.1       0.1
Nondeductible goodwill                               19.2        6.2       4.5
Difference in rates on foreign subsidiaries          (0.4)       0.2       0.3
Tax losses not benefited                               --       52.7      40.6
Purchased research and development                     --         --       4.0
Other, net                                           (9.2)      (2.4)     (5.8)
                                                   ------     ------    ------
  Effective tax rate                                 41.9%      21.8%      8.7%
                                                   ======     ======    ======


The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 1999 and 2000:

                                                           1999        2000
                                                         ---------   ---------
Deferred tax assets:
 Operating loss and tax credit carryforwards             $ 195,015   $ 213,534
 Compensation reserves                                      31,449      19,497
 Environmental reserves                                     11,165      13,354
 Bad debt                                                    9,252      13,376
 Self-insurance                                             14,841       5,604
 Warranty                                                    7,675      12,034
 Asset and other realization reserves                       16,341      18,086
 Other                                                      21,272      45,321
 Valuation allowance                                      (206,780)   (266,304)
                                                         ---------   ---------
                                                           100,230      74,502
                                                         ---------   ---------
Deferred tax liabilities:
 Depreciation/property basis                               (11,061)    (11,171)
 Inventory basis difference                                 (6,517)     (5,610)
 Other                                                      (8,330)         --
                                                         ---------   ---------
                                                           (25,908)    (16,781)
                                                         ---------   ---------
 Net deferred tax assets                                 $  74,322   $  57,721
                                                         =========   =========

As of March 31, 2000, the Company has net operating loss carryforwards for U.S. income tax purposes of approximately $206,800 which expire in years 2005 through 2020. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets for which it is more likely than not that the benefits will not be realized.

As of March 31, 2000, certain of the Company's foreign subsidiaries have net operating loss carryforwards for income tax purposes of approximately $305,200, of which approximately $59,900 expire in years 2001 through 2010. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets related to certain net operating loss carryforwards and certain nondeductible reserves for which it is more likely than not that the related tax benefits will not be realized.

                       EXIDE CORPORATION AND SUBSIDIARIES

The Company's net deferred tax assets include certain amounts of net operating loss carryforwards, principally in the U.S., which management believes are realizable through a combination of anticipated tax planning strategies and forecasted future taxable income. The Company has implemented certain tax planning strategies in prior years to utilize a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets.

As of March 31, 2000, the Company has not provided for withholding or U.S. Federal income taxes on undistributed earnings of foreign subsidiaries since such earnings are expected to be reinvested indefinitely or substantially offset by available foreign tax credits.


10.  RECEIVABLES SALE AGREEMENTS:

In July 1997, certain of the Company's European subsidiaries sold selected receivables to a wholly owned bankruptcy remote subsidiary of the Company, Exide Europe Funding Ltd., which in turn established a multi-currency receivable sale facility (collectively, the "European Agreement") with a financial institution, whereby the financial institution has committed to purchase, with limited recourse, all right, title and interest in these receivables up to a maximum net investment of $175,000. The net proceeds from the initial sale of accounts receivable under the European Agreement were used to repay borrowings under the European Facilities Agreement. As of March 31, 1999 and 2000, net uncollected receivables sold under the European Agreement were $156,611 and $147,628, respectively. Losses and expenses related to receivables sold under this agreement for fiscal 1998, fiscal 1999 and fiscal 2000 were $7,550, $8,450 and $9,381, respectively, and are included in other (income) expense, net in the consolidated statements of operations.

The Company entered into a Receivables Sale Agreement (the "U.S. Agreement") with certain banks (the "Purchasers"), and under this agreement, the Purchasers have committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable of the U.S. company, up to a maximum net investment of $75,000. In connection with the U.S. Agreement, during fiscal 1997 the Company established a wholly owned, bankruptcy remote subsidiary, Exide U.S. Funding Corporation, to purchase accounts receivable at a discount from the Company on a continuous basis, subject to certain limitations as described in the U.S. Agreement. Exide U.S. Funding Corporation simultaneously sells the accounts receivable at the same discount to the Purchasers. As of March 31, 1999 and 2000, net uncollected receivables sold under the U.S. Agreement were $75,000 and $60,500, respectively. Losses and expenses related to receivables sold under this agreement for fiscal years 1998, 1999 and 2000 were $4,084, $4,065, and $4,577, respectively, and are included in other (income) expense, net in the consolidated statements of operations.

The above transactions qualify as sales under the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."


11.  RELATED-PARTY TRANSACTIONS:

The Company purchased $5,979, $5,225 and $4,394 of product from Yuasa, Inc., ("Yuasa"), a 13.5%-owned affiliate, during fiscal 1998, 1999 and 2000, respectively. The Company also sold $2,601, $2,129 and $2,567 of product to Yuasa during fiscal 1998, 1999 and 2000, respectively. In addition, the Company provides certain administrative services and pays certain expenses for

                      EXIDE CORPORATION AND SUBSIDIARIES

Yuasa. Yuasa reimbursed the Company for these costs totaling $1,673, $1,705 and $1,701 during fiscal 1998, 1999 and 2000, respectively. As of March 31, 1999 and 2000, the Company had a net receivable of $623 and $716, respectively, from Yuasa.

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

  North America

  The Company has been advised by the U.S. Environmental Protection Agency ("EPA") or state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 75 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

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

  The Company currently has greater than 50% liability at only one Superfund site, discussed below. Other than this site, the Company's allocation exceeds 5% at only six sites at which the Company's share of liability has not been paid as of March 31, 2000. The current allocation at these five sites averages approximately 18%.

  The Company is the primary PRP at the Brown's Battery Breaking Superfund site located in Pennsylvania. The site was operated by third-party owners in the 1960's and early 1970's. In 1992, the EPA issued a Record of Decision identifying several alternate remedies. During fiscal 1997, the Company signed a consent decree and paid $3,000 of the EPA's past costs and is not responsible for any other past costs. The Company has established its

                      EXIDE CORPORATION AND SUBSIDIARIES
  reserves based upon its estimates of the remediation cost.

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

  During fiscal 1998, the Company reached an agreement with former owners of the Company whereby the Company agreed to release and indemnify the former owners from environmental matters relative to certain sites. In exchange for this release, the Company received $8,167 through fiscal 2000. The remaining $1,833 is to be received in fiscal 2001.

  Europe

  The Company is subject to numerous environmental, health and safety requirements and is exposed to differing degrees of liabilities, compliance costs, and cleanup requirements arising from past and current activities at various European entities. The laws and regulations applicable to such activities differ from country to country and also substantially differ from U.S. laws and regulations. The Company believes, based upon reports from its foreign subsidiaries and/or independent qualified opinions, that it is in substantial compliance with all material environmental, health and safety requirements in each country.

  The Company expects that its European operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or due to more stringent enforcement of existing requirements in each country.

While the ultimate outcome of the foregoing North American and European environmental matters is uncertain, after consultation with legal counsel, management does not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company's long-term financial condition or results of operations, although quarterly operating results may be materially affected.

The Company's policy is to accrue for environmental costs when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. While the Company believes its current estimates of future remediation costs are reasonable, future findings or changes in estimates could have a material effect on the recorded reserves.

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 2000, the amount of such reserves on the Company's consolidated balance sheet was $34,240. Of this amount, $23,375 was included in other noncurrent liabilities. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

                      EXIDE CORPORATION AND SUBSIDIARIES

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

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

 . Cash and cash equivalents, accounts receivable and accounts payable -- The carrying amounts of these items are a reasonable estimate of their fair values.

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

The 9.125% and 10% Senior Notes and Convertible Senior Subordinated Debentures are traded occasionally in public markets. The carrying values and estimated fair values of these obligations are as follows at March 31, 1999 and 2000:


                                            1999                2000
                                     ------------------  --------------------
                                              Estimated            Estimated
                                     Carrying    Fair    Carrying     Fair
                                       Value    Value      Value      Value
                                     -------- ---------  --------- ----------
   10.00%  Senior Notes              $300,000  $297,000   $300,000   $285,000
   9.125%  Senior Notes (Deutsche
           mark denominated)           96,373    95,650     85,515     83,829
   2.90%   Convertible Senior
           Subordinated Notes         316,377   218,900    326,369    218,845

 . Interest rate protection agreements and bond swap agreements have no carrying value; however, if the Company were to terminate these agreements at March
   31, 1999 and 2000, the Company would have collected $3,851 and $11,748, respectively, based on quotes from financial institutions.

                      EXIDE CORPORATION AND SUBSIDIARIES

 . Lead forward and futures contracts -- The estimated fair value of the outstanding instrument at March 31, 1999 is less than the contract value by $1,584 based on quotes from brokers. At March 31, 2000, the Company had no outstanding contracts hedging lead purchases.

 . Foreign currency contracts -- The fair value is based on quotes obtained from financial institutions. As of March 31, 1999, the fair value of foreign currency contracts approximated contract value. As of March 31, 2000, the estimated fair value of the outstanding contracts was ($1,610).


14.  COMMITMENTS AND CONTINGENCIES:

Exide is now or recently has been involved in several lawsuits pending in state and federal courts in Alabama, California, Mississippi, Pennsylvania, South Carolina, Tennessee and Texas, some of which were brought as purported class actions. These actions allege that Exide sold old or used batteries as new batteries, sold defective and mislabeled batteries and improperly credited customer accounts. The plaintiffs in these cases are seeking compensatory and punitive damages and injunctive relief.

In May 2000, Exide and counsel for the plaintiffs agreed to a settlement, subject to several material contingencies, applicable notice, and court approval, in the following battery quality cases: Martin v. Exide, filed July 12, 1998 in the United States District Court for the District of South Carolina (the "Martin case"); Lush et al. v. Exide, filed November 18, 1999 in the Circuit Court for Claiborne County, Mississippi; Gamma Group, et al. v. Exide, filed January 29, 1999 in the United States District Court for the Eastern District of Pennsylvania and Exide v. East Alabama Auto Parts Anniston, Inc., filed April 24, 1996 in the Circuit Court of Calhoun County Alabama (the "East Alabama case"). In May 2000, Exide also reached an agreement in principle on a settlement of a claim in intervention brought by the Attorney General for the State of Alabama (the Alabama Attorney General had intervened in the East Alabama case in November 1999). Exide has reserved approximately $ 13,400 for the settlement of the private claims and the Alabama Attorney General claim.

Mathis Battery Company, et al. v. Exide, filed September 4, 1998 in the Chancery Court for Weakley County, Tennessee (the "Mathis case") and Mills v. Exide, filed December 6, 1999 in the United States District Court for the Central District of California (the "Mills case") are battery quality claims that are still pending against Exide. The Mathis case is a putative class action filed by lawyers who represent the plaintiff in the Martin case and alleges substantially the same claims alleged in the Martin case. The court has not certified the Mathis case and the case has been stayed. Exide expects that if the settlement of the Martin case is approved, the Mathis case will be dismissed.

The Mills case arises under an unusual provision of California law, which was recently limited by a decision of the California Supreme Court, and Exide intends to defend that matter vigorously.

Additionally, the settlements do not resolve two putative class actions, both styled Dynamic Enterprises, Inc. et al. v. Exide Corp., which were filed in 1998 in the United States District Court for the Eastern District of Texas and are still pending. In the first case, the plaintiffs seek to represent battery resellers alleging used-as-new claims. Exide has opposed a motion for class certification in that case and awaits a ruling. The second case, also a putative class action, involves allegations that Exide has improperly converted

                      EXIDE CORPORATION AND SUBSIDIARIES
or withheld customer credit balances. Exide recently began a nationwide campaign to issue checks for outstanding credit balances and has moved for summary judgment in that case. Exide has asked the court to rule on the motion for summary judgment prior to hearing argument on a pending class certification motion. Exide expects a ruling in the second case after July 13, 2000.

In December 1999, the Mississippi Attorney General issued a subpoena to Exide. The Attorney General is investigating the sale of alleged defective and used batteries, alleged mislabeling of batteries, alleged improper crediting of customer accounts and alleged provision of misleading investor information. Exide fully and completely responded to the subpoena in January 2000, and there is no action by the Mississippi Attorney General against Exide to date.

As previously reported, Exide voluntarily brought certain issues to the attention of the Securities and Exchange Commission (the "SEC"), and has cooperated with its investigation.

On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15,000. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. On December 17, 1999, Exide responded to Sears' counterclaim and filed a third-party complaint against former Chief Executive Officer Arthur Hawkins, former Chief Financial Officer Alan Gauthier, and former Executive Vice President Douglas Pearson. The third-party defendants have moved to dismiss Exide's third-party complaint, asserting that the claims can be heard in other pending litigation involving the parties (discussed below). That motion is pending before the court.

Exide is currently involved in litigation with certain former members of senior management relating to their separation agreements. One of these cases, Arthur
M. Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan, involves a claim by Mr. Hawkins to enforce his separation agreement with Exide. Exide has filed a counterclaim asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings; discovery in these cases is ongoing and they are currently scheduled to be called in the August 18, 2000 trial pool.

Exide is now involved in several lawsuits pending in state and federal courts in South Carolina and Pennsylvania. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. The following lawsuits of the above type were filed on August 25, 1999 in the Circuit Court for Greenville County, South Carolina and are currently pending: Joshua Lollis v. Exide; Buchanan v. Exide; Agnew v. Exide; Patrick Miller v. Exide; Kelly v. Exide; Amanda Thompson
v. Exide; Jonathan Talley v. Exide; Smith v. Exide; Lakeisha Talley v. Exide; Brandon Dodd v. Exide; Prince v. Exide; Andriae Dodd v. Exide; Dominic Thompson
v. Exide; Snoddy v. Exide; Antoine Dodd v. Exide; Roshanda Talley v. Exide; Fielder v. Exide; Rice v. Exide; Logan Lollis v. Exide and Dallis Miller v.

                      EXIDE CORPORATION AND SUBSIDIARIES

Exide. Finally, the following lawsuits of this type are currently pending in the Court of Common Pleas for Berks County, Pennsylvania: Grillo v. Exide, filed on May 24, 1995; Blume v. Exide, filed on March 4, 1996; Esterly v. Exide, filed on May 30, 1995 and Saylor v. Exide, filed on October 18, 1996. Discovery in these cases is ongoing.

     On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. The suit alleges commercial bribery relating back to JCI's loss of a contract to Exide in 1994. Allegations of improper payments to a Sears employee were made public over a year ago as part of the Florida Attorney General Investigation and subsequently in several civil cases. JCI has stated that its complaint is based on "public records". Exide believes that JCI's allegations and conclusions are not supported by publicly available information and that the lawsuit was threatened and subsequently filed to pressure Exide into commercial concessions and to potentially interfere with the GNB acquisition. Exide does not believe that the suit will have any material adverse effect on its financial condition. Exide will file a civil counter-claim and is considering referring the matter to the appropriate authorities for possible criminal prosecution.

The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any such claims or litigation to which the Company is a party, both individually and in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations, although quarterly or annual operating results may be materially affected.

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2000, are:

          Fiscal Year                         Operating       Capital
          -----------                         ---------      ---------

          2001                                $  48,128       $   2,853
          2002                                   41,618           2,704
          2003                                   33,925           2,487
          2004                                   28,164           2,542
          2005                                   23,141           2,559
          Thereafter                             28,043          16,343
                                              ---------       ---------

          Total minimum payments              $ 203,019       $  29,488
                                              =========
          Less- Interest on capital leases                       (4,359)
                                                              ---------

          Total principal payable on capital                  $  25,129
          leases (included in Note 5)                         =========

In fiscal 1998 and 1999, the Company entered into sale/leaseback transactions,where the Company sold certain machinery and equipment with a book value of $16,400 and $31,600 respectively, for $49,500 and $47,600, respectively, and leased the same machinery and equipment back over periods ranging from eight to nine years. The gains of $33,100, and $16,000, respectively have been deferred

                      EXIDE CORPORATION AND SUBSIDIARIES
and are being recognized ratably over the life of the leases.

Rent expense amounted to $48,973, $57,264 and $54,680 for fiscal years 1998, 1999 and 2000, respectively.

The Company has an 81.5% investment in a European joint venture. The other party to the transaction has the right to require the Company to purchase its 18.5% interest in the joint venture for a defined multiple of earnings of the joint venture.

The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business. See Note 3 for discussion of the battery separator agreement entered into as part of the Company's sale of these operations. In the aggregate, remaining commitments are at prices that approximate current market.

                      EXIDE CORPORATION AND SUBSIDIARIES

   15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

   The following is a summary of the Company's unaudited quarterly consolidated results of operations for fiscal years 1999 and 2000:

                                                                 Fiscal Quarter Ended (Restated)
                                                   ------------------------------------------------------------------
                                                      June 28,     September 27,     December 27,        March 31,
                                                        1998           1998             1998               1999
                                                   -----------     -------------    -------------     ---------------
     Net Sales                                     $ 544,532         $  601,136       $  678,530        $   550,080
     Gross profit                                    140,794            161,510          164,646             92,306
     Income (loss) before extraordinary loss          (5,413)             2,759          (45,223)           (78,816)
     Net income (loss)                                (5,714)             2,759          (45,223)           (78,816)
     Basic earnings per share:
        Income (loss) before extraordinary loss        (0.26)              0.13            (2.13)             (3.70)
        Extraordinary loss                             (0.01)                --               --                 --
                                                   ---------       ------------     ------------      -------------
        Net income (loss)                          $   (0.27)        $     0.13       $    (2.13)       $     (3.70)
                                                   =========       ============     ============      =============
     Diluted earnings per share:
        Income (loss) before extraordinary loss    $   (0.26)        $     0.13       $    (2.13)       $     (3.70)
        Extraordinary loss                             (0.01)                --               --                 --
                                                   ---------       ------------     ------------      -------------
        Net income (loss)                          $   (0.27)        $     0.13       $    (2.13)       $     (3.70)
                                                   =========       ============     ============      =============

                                                                          Fiscal Quarter Ended
                                                   ------------------------------------------------------------------
                                                      July 4,       October 3,        January 2,         March 31,
                                                       1999            1999              2000              2000
                                                   -----------     -------------    -------------     ---------------
     Net Sales                                     $ 518,715         $  556,434       $  618,528        $   500,770
     Gross profit                                    129,169            149,764          172,265             81,294
     Net income (loss)                                (9,302)             4,226           (3,643)          (127,323)


     Basic earnings per share                      $   (0.44)        $     0.20       $    (0.17)       $     (5.99)
     Diluted earnings per share                    $   (0.44)        $     0.20       $    (0.17)       $     (5.99)



16.  BUSINESS SEGMENTS:

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established new standards regarding the disclosure of operating segments.

The Company operated on a geographic basis through March 31, 2000 with two geographic-based reportable segments, namely, the manufacture, distribution and sale of lead acid batteries in North America and in Europe. Sales of lead acid batteries are made both to the aftermarket and original equipment manufacturers. Geographic operating segments within Europe have been aggregated for disclosure purposes in accordance with SFAS No. 131.

Revenues are attributed to geographic areas based on the location of the sale to the third party. Intersegment sales are not material.

Summarized financial information concerning the Company's reportable segments for the fiscal years ended March 31 is shown in the following tables:

                      EXIDE CORPORATION AND SUBSIDIARIES

                                               North
                                               America                                     Intercompany     Consolidated
              1998                           (Restated)        Europe        Other(a)      Eliminations      (Restated)
---------------------------------           ------------   -------------   ------------   --------------   ---------------
Net sales to third parties                   $   814,163   $  1,438,299     $   30,248     $   (9,584)       $  2,273,126
Interest expense, net                             63,891         41,590          6,820             --             112,301
Depreciation & amortization                       42,382         58,429          2,773             --             103,584
Income tax provision/(benefit)                   (15,376)        29,221            165             --              14,010
Extraordinary loss                               (21,995)        (6,518)            --             --             (28,513)
Net income (loss)                                (35,259)        38,588        (12,307)            --              (8,978)
EBITDA (b)                                        83,436        179,812         (2,323)            --             260,925
Capital expenditures                              30,495         53,868          2,952             --              87,315
Total assets                                 $   634,253   $  1,619,078     $   78,218     $       --        $  2,331,549

                                                North
                                               America                                     Intercompany     Consolidated
              1999                           (Restated)        Europe        Other(a)      Eliminations      (Restated)
---------------------------------           ------------   -------------   ------------   --------------   ---------------
Net sales to third parties                   $   838,851   $  1,513,875     $   34,211     $  (12,659)       $  2,374,278
Interest expense, net                             47,280         56,905          7,494             --             111,679
Depreciation & amortization                       44,378         75,847          2,928             --             123,153
Income tax provision                                 200         22,307            494             --              23,001
Extraordinary loss                                  (301)            --             --             --                (301)
Net income (loss)                                (89,011)        18,789        (56,772)            --            (126,994)
EBITDA (b)                                         9,996        177,506        (45,849)            --             141,653
Capital expenditures                              12,213         63,715            283             --              76,211
Total assets                                 $   517,023   $  1,647,748     $   31,045     $       --        $  2,195,816

                                               North                                       Intercompany
              2000                            America          Europe        Other(a)      Eliminations     Consolidated
---------------------------------           ------------   -------------   ------------   --------------   ---------------
Net sales to third parties                   $   752,563   $  1,416,241     $   36,584     $  (10,941)       $  2,194,447
Interest expense, net                             46,410         49,723          7,855             --             103,988
Depreciation & amortization                       23,559         71,442            705                             95,706
Income tax provision/(benefit)                   (12,275)        22,931            113             --              10,769
Net income (loss)                                (85,597)       (17,993)       (32,452)            --            (136,042)
EBITDA (b)                                       (51,597)       165,895        (24,194)                            90,104
Capital expenditures                              10,050         53,903             --             --              63,953
Total assets                                 $   463,847   $  1,429,815      $    7,799     $       --        $ 1,901,461

(a) Other includes primarily the operations of the Company's starter and alternator, charger and accessories businesses.
(b) Represents earnings before interest, taxes, depreciation of property, plant and equipment, goodwill and other amortizations and losses on sales of receivables. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity

                      EXIDE CORPORATION AND SUBSIDIARIES

                                  Revenues from External Customers
                               ---------------------------------------
                                   1998         1999           2000
                               ----------    ----------     ----------
United States                  $  807,472    $  837,111     $  729,153
France                            261,971       261,762        241,136
Germany                           406,693       452,770        417,167
UK                                236,140       259,106        239,784
Italy                             166,489       173,210        169,627
Spain                             187,927       193,974        191,390
Other                             206,434       196,345        206,190
                               ----------    ----------     ----------
Total                          $2,273,126    $2,374,278     $2,194,447
                               ==========    ==========     ==========

                                          Long-Lived Assets
                               ---------------------------------------
                                   1998         1999           2000
                               ----------    ----------     ----------
United States                  $  173,344    $  131,462     $  110,740
France                             47,375        46,309         39,646
Germany                           111,065        87,638         74,226
UK                                 55,746        56,444         54,936
Italy                              26,791        45,096         37,147
Spain                              61,282        71,776         75,182
Other                              59,510       104,977         51,467
                               ----------    ----------     ----------
Total                          $  535,113    $  543,702     $  443,344
                               ==========    ==========     ==========

                                                                     SCHEDULE II
                      EXIDE CORPORATION AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                            (Amounts in thousands)

                                             Balance at         Additions                                          Balance
                                             Beginning          Charged to                                        at End of
                                             of Period           Expense          Charge-offs        Other (1)      Period
                                           -------------       -------------     -------------    ------------  ------------
Year ended March 31, 1998:
   Allowance for doubtful accounts           $  38,486          $   7,060         $   (5,484)      $ (2,574)     $  37,488
                                           =============       =============     =============    ============  ============
   Restructuring charges                     $  90,500          $      --         $  (32,900)      $    800      $  58,400
                                           =============       =============     =============    ============  ============

Year ended March 31, 1999:
   Allowance for doubtful accounts           $  37,488          $  23,243         $   (6,270)      $   (350)     $  54,111
                                           =============       =============     =============    ============  ============
   Restructuring charges                     $  58,400          $      --         $  (40,300)      $     --      $  18,100
                                           =============       =============     =============    ============  ============

Year ended March 31, 2000:
   Allowance for doubtful accounts           $  54,111          $  17,146         $   (8,392)      $  1,312      $  64,177
                                           =============       =============     =============    ============  ============
   Restructuring charges                     $  18,100          $  39,336         $  (23,582)      $ (3,377)     $  30,477
                                           =============       =============     =============    ============  ============

(1) Primarily the impact of currency changes as well as the acquisitions and divestitures of certain businesses.