Form 10-Q
period 2000-07-02
EXIDE CORP
filed 2000-08-15
CIK 813781

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal quarter ended July 2, 2000

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-11263

                                EXIDE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                               23-0552730
     ---------------------------------------           ------------------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)              Identification Number)


 645 Penn Street, Reading, Pennsylvania                       19601
-----------------------------------------          -----------------------------
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

   As of August 14, 2000, 21,411,370 shares of common stock were outstanding.

================================================================================

                       EXIDE CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART      I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                    -- Condensed Consolidated Balance Sheets - - July 2, 2000 and March 31, 2000.

                    -- Consolidated Statements of Operations - - for the three months ended July 2, 2000 and July 4, 1999.

                    -- Consolidated Statements of Cash Flows - - for the three months ended July 2, 2000 and July 4, 1999.

                    -- Notes to Condensed Consolidated Financial Statements - - July 2, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.


PART      II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per-share data)


                                                               July 2,                  March 31,
                                                                2000                       2000
                                                         ------------------         ------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $          16,529           $        28,110
   Receivables, net of allowance for doubtful
     accounts of $62,102 and $64,177, respectively                  355,504                   379,490
   Inventories                                                      402,700                   405,720
   Prepaid expenses and other                                        17,796                    16,026
   Deferred income taxes                                             20,083                    20,138
                                                         ------------------         ------------------
                   Total current assets                             812,612                   849,484
                                                         ------------------         ------------------

PROPERTY, PLANT AND EQUIPMENT                                       780,840                   790,791
   Less - Accumulated depreciation                                 (351,880)                 (347,447)
                                                         ------------------         ------------------
                   Property, plant and equipment, net               428,960                   443,344
                                                         ------------------         ------------------

OTHER ASSETS:
   Goodwill, net                                                    496,941                   501,117
   Investments in affiliates                                         25,037                    20,665
   Deferred financing costs, net                                     11,903                    12,796
   Deferred income taxes                                             38,372                    37,583
   Other                                                             36,893                    36,472
                                                         ------------------         ------------------
                                                                    609,146                   608,633
                                                         ------------------         ------------------

                   Total assets                           $       1,850,718           $     1,901,461
                                                         ==================         ==================



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                                  $          24,764           $        24,666
   Current maturities of long-term debt                              32,111                    32,047
   Accounts payable                                                 241,168                   260,352
   Accrued expenses                                                 273,401                   318,951
                                                         ------------------         ------------------
                   Total current liabilities                        571,444                   636,016
                                                         ------------------         ------------------

LONG-TERM DEBT                                                    1,085,617                 1,061,672

NONCURRENT RETIREMENT OBLIGATIONS                                   128,851                   128,827

OTHER NONCURRENT LIABILITIES                                        121,137                   123,329

MINORITY INTEREST                                                    18,338                    17,993
                                                         ------------------         ------------------

                   Total liabilities                              1,925,387                 1,967,837
                                                         ------------------         ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value 60,000 shares authorized;
     21,455, and 21,401 shares issued and outstanding                   215                       214
   Additional paid-in capital                                       490,424                   490,399
   Accumulated deficit                                             (329,303)                 (319,530)
   Notes receivable - stock award plan                                 (734)                     (734)
   Accumulated other comprehensive loss                            (235,271)                 (236,725)
                                                         ------------------         ------------------
                   Total stockholders' equity (deficit)             (74,669)                  (66,376)
                                                         ------------------         ------------------

                   Total liabilities and stockholders'
                     equity (deficit)                     $       1,850,718           $     1,901,461
                                                         ==================         ==================

       The accompanying notes are an integral part of these statements.

                                       2

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per-share data)



                                                                            For the Three Months Ended
                                                               ---------------------------------------------------

                                                                     July 2,                        July 4,
                                                                      2000                           1999
                                                               --------------------           --------------------
NET SALES                                                      $          465,800             $          518,715

COST OF SALES                                                             342,362                        389,546
                                                               --------------------           --------------------

               Gross profit                                               123,438                        129,169
                                                               --------------------           --------------------

OPERATING EXPENSES:
     Selling, marketing  and advertising                                   75,840                         78,102
     General and administrative                                            29,198                         31,517
     Goodwill amortization                                                  3,555                          4,257
                                                               --------------------           --------------------
                                                                          108,593                        113,876
                                                               --------------------           --------------------

               Operating income                                            14,845                         15,293
                                                               --------------------           --------------------

INTEREST EXPENSE, net                                                      24,687                         26,699
OTHER EXPENSE, net                                                          2,363                          1,310
                                                               --------------------           --------------------

               Loss before income taxes
                 and minority interest                                    (12,205)                       (12,716)


INCOME TAX BENEFIT                                                         (3,198)                        (3,664)
                                                               --------------------           --------------------

               Loss before minority interest                               (9,007)                        (9,052)

MINORITY INTEREST                                                             348                            250
                                                               --------------------           --------------------

               Net loss                                        $           (9,355)            $           (9,302)
                                                               ====================           ====================

EARNINGS PER SHARE:
       Basic                                                   $            (0.44)            $            (0.44)
                                                               ====================           ====================


       Diluted                                                 $            (0.44)            $            (0.44)
                                                               ====================           ====================


WEIGHTED AVERAGE SHARES:
       Basic                                                               21,400                         21,271
                                                               ====================           ====================

       Diluted                                                             21,400                         21,271
                                                               ====================           ====================

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                    For the Three Months Ended
                                                                           ---------------------------------------------

                                                                                 July 2,                 July 4,
                                                                                  2000                    1999
                                                                           ------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $     (9,355)            $    (9,302)
     Adjustments to reconcile net loss to net
                  cash used in operating activities -
                          Depreciation and amortization                            22,331                  27,315
                          Deferred income taxes                                      (824)                 (6,729)
                          Amortization of original issue discount on notes          2,727                   2,526
                          Provision for losses on accounts receivable               1,611                   1,728
                          Minority interest                                           348                     250
     Net proceeds from (payments on) sale of receivables                           (5,535)                (36,267)
     Changes in assets and liabilities excluding
                  effects of divestitures -
                          Receivables                                              16,861                     427
                          Inventories                                             (14,943)                 (7,941)
                          Prepaid expenses and other                               (2,091)                 (1,841)
                          Payables and accrued expenses                           (44,036)                (47,421)
                          Other, net                                               (4,937)                 (6,512)
                                                                           ------------------     ------------------
                               Net cash used in operating activities              (37,843)                (83,767)
                                                                           ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                          (7,748)                (12,731)
     Proceeds from sale of assets                                                   2,973                   7,248
                                                                           ------------------     ------------------
                              Net cash used in investing activities                (4,775)                 (5,483)
                                                                           ------------------     ------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term borrowings                                              3,461                  12,297
     Borrowings under Global Credit Facilities Agreement                          149,118                 200,194
     Repayments under Global Credit Facilities Agreement                         (121,278)               (121,743)
     Decrease in other debt                                                           -                    (4,444)
     Dividends paid                                                                  (428)                   (427)
                                                                           ------------------     ------------------
                              Net cash provided by financing activities            30,873                  85,877
                                                                           ------------------     ------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
                  CASH EQUIVALENTS                                                    164                    (621)
                                                                           ------------------     ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (11,581)                 (3,994)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     28,110                  20,596
                                                                           ------------------     ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $     16,529             $    16,602
                                                                           ==================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for -
                          Interest                                           $     35,685             $    37,515
                          Income taxes (net of refunds)                      $        978             $       615

       The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  July 2, 2000
                      (In thousands, except per-share data)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Exide Corporation (the "Company") and all of its majority-owned subsidiaries. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 2000 for further information.

The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited. In the opinion of management, the accompanying condensed consolidated financial information includes all adjustments of a normal recurring nature necessary to present fairly the results of operations and financial position for the periods presented.

There is no difference between the weighted average basic and diluted shares in each period presented because the effects of outstanding stock options, grants and convertible securities are antidilutive.

Total comprehensive loss and its components are as follows:

                                                   For the Three Months Ended
                                                --------------------------------
                                                  July 2,             July 4,
                                                    2000                1999
                                                ------------        ------------
Net loss                                            ($9,355)            ($9,302)
Change in cumulative translation adjustment           1,454             (23,235)
                                                ------------        ------------
Total comprehensive loss                            ($7,901)           ($32,537)
                                                 ===========         ===========

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

The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin 101 (SAB101) which sets forth the SEC's guidelines on revenue recognition. This bulletin is effective for the Company no later than the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of SAB101 on its financial statements.

(2)  INVENTORIES

Inventories, valued by the first-in, first-out ("FIFO") method, comprise:

                                  July 2,            March 31,
                                    2000               2000
                                ------------        ------------
Raw materials                       $94,133           $111,168
Work-in-process                      89,764             64,412
Finished goods                      218,803            230,140
                                ------------        ------------
                                   $402,700           $405,720
                                 ===========         ===========


(3) ENVIRONMENTAL MATTERS

The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, releasing, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to the monitoring of employee health. The Company devotes significant resources to attaining and maintaining compliance with environmental and occupational health and safety laws and regulations and does not currently believe that environmental, health or safety compliance issues will have a material adverse effect on the Company's long-term business, cash flows, financial condition or results of operations. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

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

     The Company currently has greater than 50% liability at only one Superfund site. Other than this site, the Company's allocation exceeds 5% at only six sites at which the Company's share of liability has not been paid as of July 2, 2000. The current allocation at these five sites averages approximately 18%.

     The Company is also involved in the assessment and remediation of various other properties, including certain Company owned or operated facilities. Such assessment and remedial work is being conducted pursuant to a number of state and federal environmental laws and with varying degrees of involvement by state and federal authorities. Where probable and reasonably estimable, the costs of such projects have been accrued by the Company, as discussed below. In addition, certain environmental matters concerning the Company are pending in federal and state courts or with certain environmental regulatory agencies.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of July 2, 2000 the amount of such reserves on the Company's consolidated balance sheet was $32,265. Of this amount, $23,362 was included in other noncurrent liabilities. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.

(4) COMMITMENTS AND CONTINGENCIES

There have been no significant changes from the March 31, 2000 audited consolidated financial statements. See "Part II. Other Information, Item 1. Legal Proceedings" for further discussion.

(5) GLOBAL BUSINESS UNIT STRUCTURE REALIGNMENT

The Company announced in fiscal 2000 a realignment to a customer-focused global business unit structure, effective April 1, 2000, to allow the Company to more effectively service all of its customers' needs and requirements. This strategy is in contrast to the Company's geographic based structure in place through March 31, 2000.

The Company recorded restructuring charges of $39,336 in the fourth quarter of fiscal 2000, consisting of $20,000 in severance benefits and $19,336 for targeted plant and branch closings, primarily related to this realignment. The charges related to the Company's planned closures of manufacturing operations and other facilities, including the Reading, Pennsylvania plant and six branches in the U.S., as well as the ongoing consolidation of European operations, and includes headcount reductions of 168 employees in the U.S. and Europe. Through July 2, 2000, $18,482 of charges against the reserve have occurred consisting of $7,810 of severance benefits paid, including $5,200 in the first quarter of fiscal 2001, and $10,672 of asset writedowns. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

The Company now operates its battery business within the Industrial and Transportation segments. The Industrial segment includes the design, production and sale of standby batteries used for back-up power applications, such as those for telecommunications systems, traction batteries, such as those for use in forklift trucks and other electric vehicles, and military batteries. The Transportation segment includes the design, production and sale of batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, boats and other similar applications in the original equipment and aftermarket sectors. Intersegment sales are not material. The prior year segment data below has been restated to reflect the current year presentation.

Selected financial information concerning the Company's reportable segments are as follows:

                                      For the Three Months Ended July 2, 2000
                        ----------------------------------------------------------------------

                        Industrial          Transportation      Other (a)           Consolidated
                        ----------          ----------          ----------          ----------
Net sales             $   165,090         $   297,850         $      2,860        $    465,800

Gross profit               51,365              72,028                   45             123,438

Operating income           12,703               7,778               (5,636)             14,845



                                      For the Three Months Ended July 4, 1999
                        ----------------------------------------------------------------------
                        Industrial          Transportation      Other (a)           Consolidated
                        ----------          ----------          ----------          ----------
Net Sales             $   171,485         $   332,197         $     15,033        $    518,715

Gross profit               48,880              78,349                1,940             129,169

Operating income            6,922              12,300               (3,929)             15,293


(a) Includes certain non-core businesses currently being divested as well as goodwill amortization.

(6) OTHER

On May 9, 2000, the Company entered into an agreement to acquire the global battery business of Australian-based Pacific Dunlop Limited, including its subsidiary GNB Technologies, Inc. ("GNB"), for consideration of approximately $368,000 (including $333,000 in cash and 4,000 Exide common shares) plus assumed liabilities. GNB is a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries with annual sales of approximately $1 billion. The acquisition, which is expected to close by the end of September 2000, is subject to financing and early termination of a non-compete agreement. The financing, currently being arranged, is expected to be sourced through an extension of the Company's existing credit facilities and the securitization of certain receivables. The Company will account for this acquisition under the purchase method.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Factors Which Affect Our Financial Performance:

Competition. The Transportation battery market in North America, as well as the Transportation and Industrial battery markets in Europe, are highly competitive. In recent years, competition has continued to intensify and we continue to come under increasing pressure for price reductions. This competition has been exacerbated by excess capacity and declining lead prices as well as low-priced Asian imports impacting our European markets.

Exchange Rates. We are exposed to foreign currency risk in most European countries, principally Germany, France, the United Kingdom, Spain, and Italy. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of our non-US sales. In some instances gains in one currency may be offset by losses in another. Our results for the periods presented were adversely impacted by the overall weakness in European currencies.

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

Results of Operations

Three months ended July 2, 2000 compared with the three months ended July 4, 1999.

Net sales decreased 10.2% ($52.9 million) to $465.8 million in the first quarter of fiscal 2001 from $518.7 million in the first quarter of fiscal 2000. Approximately $37.0 million, or 7.1%, of the decrease resulted from strengthening of the U.S. dollar versus European currencies.

Industrial battery sales for the first quarter of fiscal 2001 were $165.1 million versus $171.5 million in the first quarter of fiscal 2000. Currency impacted Industrial net sales by approximately $20.7 million. The improvement on a constant currency basis resulted from strong European Industrial demand in our standby markets, particularly related to telecommunication applications, as well as demand in our motive power markets, including forklift and other material handling equipment applications.

Net sales in the Transportation segment decreased 10.4% to $297.9 million versus $332.2 million last year, primarily due to volume declines in the North American aftermarket sector. Sales volume was down approximately 7% in North America versus last year. Also, currency unfavorably impacted Transportation net sales by approximately $15.7 million.

Net sales also decreased due to the Company's sale of certain non-core businesses in fiscal 2000 and the first quarter of fiscal 2001, as reflected in the $12.2 million decline in net sales in the Other segment.

Gross profit decreased $5.7 million in the first quarter of fiscal 2001 compared to the same period in the prior year. Weak European currencies versus the U.S. dollar impacted gross profit by approximately $10.6 million. The gross profit margin increased to 26.5% in the first quarter of fiscal 2001 from 24.9% in the first quarter of fiscal 2000 due to the Company's strong Industrial battery operations.

Industrial battery gross profit was $51.4 million this year versus $48.9 million last year. Currency negatively impacted current year gross profit by $6.5 million. Gross margin as a percent of net sales was 31.1% in the current year versus 28.5% last year, primarily due to strong Industrial demand as well as certain manufacturing efficiencies and lower procurement costs.

Transportation battery gross profit was $72.0 million this year versus $78.3 million last year with the impact of North American aftermarket volume declines contributing to this decrease along with a currency impact of $4.2 million. Gross margins were 24.2% in the current year versus 23.6% in the prior year due to the impact of certain manufacturing efficiencies and lower procurement costs offset by less favorable mix.

Gross profit also decreased $1.9 million in the current year first quarter due to the divestiture activity previously discussed.

Selling, general and administrative expenses decreased $5.3 million from $113.9 million in the first quarter of fiscal 2000 to $108.6 million in the first quarter of fiscal 2001. Weaker European currencies favorably impacted these expenses by approximately $9.2 million. Selling, general and administrative expenses were 23.3% of net sales this year versus 21.9% last year with the increase primarily related to higher marketing expenses.

Operating income was $14.8 million versus $15.3 million last year. Industrial operating income was $12.7 million, or 7.7% of net sales, this year versus $6.9 million, or 4.0% of net sales, last year. Transportation operating income was $7.8 million, or 2.6% of net sales, this year versus $12.3 million, or 3.7% of net sales, last year. These changes are a result of the matters discussed above.

Interest expense decreased $2.0 million from $26.7 million to $24.7 million as a result of a lower level of borrowings in the first quarter of fiscal 2001 along with weaker European currencies.

Other expense, net was $2.4 million in the first quarter of fiscal 2001 versus $1.3 million in the first quarter of fiscal 2000. The increase reflects a gain on sale of assets of $1.0 million included in fiscal 2000 results.

The net loss of ($9.4) million versus a net loss of ($9.3) million resulted from the items discussed above.

Pending Acquisition of GNB

As discussed in Note 6, on May 9, 2000, the Company entered into an agreement to acquire the global battery business of GNB for consideration of approximately $368 million (including $333 million in cash and 4 million Exide common shares) plus assumed liabilities. GNB is a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries with annual sales of approximately $1.0 billion. The acquisition, which is expected to close by the end of September 2000, is subject to financing and early termination of a non-compete agreement. The financing, currently being arranged, is expected to be sourced through an extension of the Company's existing credit facilities and the securitization of certain receivables.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on indebtedness and capital expenditures. Historically, we have met these liquidity requirements through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale leaseback transactions. Additional cash was generated in fiscal 2000 and in the current year, and will be generated during the remainder of fiscal 2001, from the sale of non-core businesses. The Company has a U.S. receivables purchase agreement and a European receivables purchase agreement under which the other parties have committed (subject to certain exceptions) to purchase selected accounts receivable, up to a maximum commitment of $75.0 million and $175.0 million, respectively.

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

Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding discounts on receivables sold, was $36.6 million for the first quarter this year ($39.9 million on a constant currency basis) versus $42.7 million in the prior year. Cash flow used in operating activities was $37.8 million (including $5.5 million related to sales of receivables), versus $83.8 million (including $36.3 million related to sales of receivables) in the first quarter of 2000. Primary working capital year on year is down approximately $99 million, excluding currency impacts and divestitures, principally due to inventory reductions of approximately $61 million.

Our capital expenditures were $7.7 million in this year's first quarter compared to $12.7 million in the first quarter of fiscal 2000. Capital expenditures are estimated to be approximately $50.0 million in fiscal 2001.

The Company generated more than $80.0 million in cash and assumed liabilities from the sale of non-core businesses and other assets in fiscal 2000. Proceeds from these sales have been primarily used to reduce debt. Businesses planned to be sold in fiscal 2001 are expected to generate cash of approximately $100 million. The Company sold its Sure Start remanufactured starter and alternator business during the first quarter of this year for total consideration of $8 million, including $3 million of cash at closing and $2.5 million of assumed liabilities.

In the fourth quarter of fiscal 2000 we recorded $39.3 million of restructuring charges, related primarily to the Company's realignment to a customer-focused global business unit strategy. The restructuring consists of $20.0 million of severance charges and $19.3 million in asset write-downs and closure costs related to planned closures of manufacturing operations and other facilities, including the Reading, Pennsylvania battery plant, certain

U.S. branch locations and the Company's ongoing consolidation of European operations, and includes headcount reductions of 168 employees.

The expected cash portion of the charge, largely related to severance, will be paid out primarily in fiscal 2001. These cash outlays will be offset by prospective operating cost savings. Cash payments for severance in the first quarter of fiscal 2001 were approximately $5.2 million. Through July 2, 2000, $18.5 million of charges against the reserve have occurred consisting of $7.8 million of severance benefits paid and $10.7 million of asset writedowns. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

Additional restructuring charges may be recorded over the next several years as additional plant closures and consolidation of administrative functions are identified as part of the Company's program to improve our cost structure.

Debt levels decreased year on year by $135 million from $1.277 billion to $1.142 billion reflecting the benefits of asset sales and reduced working capital. As of July 2, 2000, we had $175 million available under our credit agreement. The use of such availability may be limited by certain covenants in the credit agreement. Increases in interest rates on such obligations could adversely affect our results of operations and financial condition.

We have an interest rate collar agreement which reduces the impact of changes in interest rates on a portion of our floating rate debt. The collar agreement effectively limits the PIBOR (Paris Interbank Offered Rate) base interest rate on 593.1 million French Francs (U.S. $100 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000.

We have three currency and interest rate swap agreements which effectively convert $175 million of borrowings under the credit agreement and certain intercompany loans into 406.2 million French Francs (U.S. $68.5 million), 66.8 million Euros (U.S. $64.5 million) and 25.2 million British pounds sterling (U.S. $42 million). We receive LIBOR and pay PIBOR and pounds sterling LIBOR. During the fourth quarter of fiscal 2000 the Company assigned 382.5 million French Francs (U.S. $64.5 million) of its existing currency and interest rate swap agreement to a new counterparty and received a cash payment of Euro 8.5 million. Simultaneously, the Company entered into a new 66.8 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement. The Company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%.

The Company entered into certain forward contracts and option contracts in June 2000 to hedge the purchase price of lead on a portion of the Company's lead usage being sourced through external purchases. Such contracts are effective from the second quarter through the fourth quarter of fiscal 2001.

As of July 2, 2000, we have significant net operating loss carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and certain European countries' taxable income.

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

Conversion to the Euro Currency

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and a common currency, the Euro. We conduct significant business in these member countries. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. We have addressed the issues involved with the introduction of the Euro and continue to address related issues with its ongoing implementation. The more important issues facing us include:

o converting information technology systems,

o reassessing currency risk,

o negotiating and amending contracts, and

o processing tax and accounting records.

Based upon progress to date, we believe that use of the Euro has not and will not have a significant impact on the manner in which we conduct our business affairs and process our business and accounting records. Accordingly, conversion to the Euro has not and is not expected to have a material effect on our financial condition or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks.

There were no significant changes to the quantitative and qualitative market risks in the first quarter. See our Form 10-K for the fiscal year ended March 31, 2000 for this information.

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

The Company's core business, the design, manufacture and sale of lead acid batteries, and the Company's structure involve risk and uncertainty. Important factors that could affect the Company's results include, but are not limited to
(i) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (ii) the Company's substantial debt and debt service requirements which restrict the Company's operational and financial flexibility, as well as imposing significant interest and financing costs, (iii) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (iv) the Company's assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (v) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company's results because it is a major constituent in most of the Company's products, (vi) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (vii) the Company's consolidation and rationalization of our European entities requires substantial management time and financial and other resources and is not without risk, (viii) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, and
(ix) the Company's integration of GNB requires substantial management time and is not without risk. Therefore, the Company cautions each reader of this report to carefully consider those factors set forth above, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

In May 2000, Exide and counsel for the plaintiffs agreed to a settlement, subject to several material contingencies, applicable notice, and court approval, in the following battery quality cases: Martin v. Exide, filed July 12, 1998 in the United States District Court for the District of South Carolina (the "Martin case"); Lush et al. v. Exide, filed November 18, 1999 in the Circuit Court for Claiborne County, Mississippi; Gamma Group, et al. v. Exide, filed January 29, 1999 in the United States District Court for the Eastern District of Pennsylvania and Exide v. East Alabama Auto Parts Anniston, Inc., filed April 24, 1996 in the Circuit Court of Calhoun County Alabama (the "East Alabama case"). In May 2000, Exide also reached an agreement in principle on a settlement of a claim in intervention brought by the Attorney General for the State of Alabama (the Alabama Attorney General had intervened in the East Alabama case in November 1999). Exide reserved approximately $13.4 million for the settlement of the private claims and the Alabama Attorney General claims in the fourth quarter of fiscal 2000.

Mathis Battery Company, et al. v. Exide, filed September 4, 1998 in the Chancery Court for Weakley County, Tennessee (the "Mathis case") and Mills v. Exide, filed December 6, 1999 in the Superior Court for the State of California in the County of Los Angeles (the "Mills case") are battery quality claims that are still pending against Exide. The Mathis case is a putative class action filed by lawyers who represent the plaintiff in the Martin case and alleges substantially the same claims alleged in the Martin case. The case has been stayed. Exide expects that if the settlement of the Martin case is approved, the Mathis case will be dismissed.

The Mills case arises under an unusual provision of California law, which was recently limited by a decision of the California Supreme Court, and Exide intends to defend that matter vigorously.

In December 1999, the Mississippi Attorney General issued a subpoena to Exide. The Attorney General was investigating the sale of alleged defective and used batteries, alleged mislabeling of batteries, alleged improper crediting of customer accounts and alleged provision of misleading investor information. Exide fully and completely responded to the subpoena in January 2000, and there is no action by the Mississippi Attorney General against Exide to date.

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

Exide is currently involved in litigation with certain former members of senior management relating to their separation agreements. One of these cases, Arthur
M. Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan, involves a claim by Mr. Hawkins to enforce his separation agreement with Exide. Exide has filed a counterclaim asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings; discovery in these cases is ongoing and they are currently scheduled to be called in the October 18, 2000 trial pool.

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

On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. The suit asserts claims against Exide for tortuous interference with a prospective business opportunity and violations of the Robinson-Patman Act. The suit alleges commercial bribery relating back to JCI's loss of a contract to Exide in 1994. Allegations of an alleged improper payment to a Sears employee were made public over a year ago as part of the Florida Attorney General Investigation. Exide believes that JCI's allegations are not supportable and that the lawsuit is only being used to pressure

Exide into commercial concessions and to potentially interfere with the GNB acquisition. Exide does not believe that the suit will have any material adverse effect on its financial condition.

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


Item 3. Defaults Upon Senior Securities. None.


Item 4. Submission of Matters to Vote of Security Holders. None.


Item 5. Other Information. None.


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibit 2.1
     Coordinating Agreement, dated May 9, 2000, between Exide Corporation and Pacific Dunlop Holdings (USA) Inc. and Amendments No. 1 and 2 thereto dated June 19 and June 28, 2000 respectively; Stock Purchase Agreement With Respect To Pacific Dunlop GNB Corporation, dated May 9, 2000, between Exide Corporation and Pacific Dunlop Holdings (USA) Inc. and Amendment thereto dated June 28, 2000; Asset Purchase Agreement, dated June 28, 2000, between Pacific Dunlop Holdings (N.Z.) Limited and Exide New Zealand Limited; Asset Purchase Agreement, dated June 28, 2000, between GNB Battery Technologies Limited, Australian Battery Company (Aust.) Pty Ltd, Pacific Dunlop Limited and Exide Australia Pty Limited; Stock Purchase Agreement with respect to GNB Technologies NV, dated June 28, 2000, between P.D. International Pty Limited and Pacific Dunlop Holdings (Europe) Ltd and Exide Holding Europe; Stock Purchase Agreement with respect to GNB Technologies Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Europe) Ltd and Exide Holding Europe; Stock Purchase Agreement with respect to GNB Technologies (China) Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Hong
     Kong) Limited and Traeson Pte Ltd (to be renamed Exide Holding Asia Pte Limited); Asset Purchase Agreement, dated June 28, 2000, between Pacific Dunlop Holdings (Singapore) Pte Ltd and Bluewall Pte Ltd (to be renamed Exide Singapore Pte Limited); Stock Purchase Agreement with respect to GNB Technologies (India) Private Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Singapore) Pte Ltd and Traeson Pte Ltd (to be renamed Exide Holding Asia Pte Limited); Trademark Purchase Agreement, dated
     June 28, 2000
     between PD Licencing Pty Ltd and Exide Australia Pty Limited. The registrant will furnish supplementally to the commission on request copies of any schedule to the foregoing which has been omitted.

     Exhibit 27 Financial Data Schedule

(b)  On July 10, 2000, the Company filed a report on Form 8-K reporting under
     Item 4 a change in Registrant's certifying accountant.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        EXIDE CORPORATION



Date:   August   15, 2000                 By:   /s/ Kevin R. Morano
      ------------------------                  -------------------
                                                Kevin R. Morano
                                                Executive Vice President
                                                and Chief Financial Officer