Form 10-Q
period 2000-10-01
EXIDE CORP
filed 2000-11-15
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

     (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended October 1, 2000

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 1 - 11263

                               EXIDE CORPORATION
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                     23-0552730
    ---------------------------------------            -------------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                  Identification Number)

     645 PENN STREET, READING, PENNSYLVANIA                     19601
    ----------------------------------------           ------------------------
     (Address of principal executive offices)                 (Zip Code)

                                (610) 378-0500
           ---------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES      X        NO  _______
                          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of November 10, 2000, 25,420,480 shares of common stock were outstanding.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION
---------------------------------

Item 1.  Financial Statements (unaudited)

               --    Condensed Consolidated Balance Sheets - -
                      October 1, 2000 and March 31, 2000.

               --    Consolidated Statements of Operations - -  for the three
                      and six month periods ended October 1, 2000 and October 3, 1999.

               --    Consolidated Statements of Cash Flows - -
                      for the six months ended October 1, 2000 and October 3, 1999.

               --    Notes to Condensed Consolidated Financial Statements - -
                      October 1, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

PART II.    OTHER INFORMATION
-----------------------------

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K


SIGNATURE
---------

Part I. FINANCIAL INFORMATION

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                     (In thousands, except per-share data)

                                                                              October 1,             March 31,
                                                                                 2000                   2000
                                                                           -----------------      -----------------
ASSETS
------

CURRENT ASSETS:
      Cash and cash equivalents                                                 $    58,615            $    28,110
      Receivables, net of allowance for doubtful
          accounts of $48,372 and $64,177, respectively                             452,371                379,490
      Inventories                                                                   505,931                405,720
      Prepaid expenses and other                                                     25,847                 16,026
      Deferred income taxes                                                          31,281                 20,138
                                                                           -----------------      -----------------
               Total current assets                                               1,074,045                849,484
                                                                           -----------------      -----------------

PROPERTY, PLANT AND EQUIPMENT                                                     1,017,291                790,791
      Less - Accumulated depreciation                                              (323,155)              (347,447)
                                                                           -----------------      -----------------
               Property, plant and equipment, net                                   694,136                443,344
                                                                           -----------------      -----------------

OTHER ASSETS:
      Goodwill, net                                                                 513,869                501,117
      Investments in affiliates                                                      29,827                 20,665
      Deferred financing costs, net                                                  26,666                 12,796
      Deferred income taxes                                                          37,781                 37,583
      Other                                                                          35,437                 36,472
                                                                           -----------------      -----------------
                                                                                    643,580                608,633
                                                                           -----------------      -----------------

               Total assets                                                     $ 2,411,761            $ 1,901,461
                                                                           =================      =================



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
      Short-term borrowings                                                     $    24,948            $    24,666
      Current maturities of long-term debt                                           32,213                 32,047
      Accounts payable                                                              334,877                260,352
      Accrued expenses                                                              424,949                318,951
                                                                           -----------------      -----------------
               Total current liabilities                                            816,987                636,016
                                                                           -----------------      -----------------

LONG-TERM DEBT                                                                    1,325,715              1,061,672

NONCURRENT RETIREMENT OBLIGATIONS                                                   129,430                128,827

OTHER NONCURRENT LIABILITIES                                                        192,778                123,329

MINORITY INTEREST                                                                    17,518                 17,993
                                                                           -----------------      -----------------

               Total liabilities                                                  2,482,428              1,967,837
                                                                           -----------------      -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, $.01 par value 60,000 shares authorized;
          25,417 and 21,401 shares issued and outstanding                               263                    214
      Additional paid-in capital                                                    530,333                490,399
      Accumulated deficit                                                          (344,263)              (319,530)
      Notes receivable - stock award plan                                              (708)                  (734)
      Accumulated other comprehensive loss                                         (256,292)              (236,725)
                                                                           -----------------      -----------------
               Total stockholders' equity (deficit)                                 (70,667)               (66,376)
                                                                           -----------------      -----------------

               Total liabilities and stockholders' equity (deficit)             $ 2,411,761            $ 1,901,461
                                                                           =================      =================


       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                     (In thousands, except per-share data)

                                                            For the Three Months Ended              For the Six Months Ended
                                                        -----------------------------------     ----------------------------------

                                                          October 1,          October 3,         October 1,          October 3,
                                                             2000                1999               2000                1999
                                                        ---------------     ---------------     --------------     ---------------
NET SALES                                                    $ 494,174           $ 556,434          $ 959,974         $ 1,075,149

COST OF SALES                                                  358,771             406,670            701,133             796,216
                                                        ---------------     ---------------     --------------     ---------------

               Gross profit                                    135,403             149,764            258,841             278,933
                                                        ---------------     ---------------     --------------     ---------------

OPERATING EXPENSES:
     Selling, marketing and advertising                         71,290              76,627            147,130             154,729
     General and administrative                                 24,238              33,367             53,436              64,884
     Restructuring and other                                    30,000                  --             30,000                  --
     Goodwill amortization                                       3,535               4,268              7,090               8,525
                                                        ---------------     ---------------     --------------     ---------------
                                                               129,063             114,262            237,656             228,138
                                                        ---------------     ---------------     --------------     ---------------

               Operating income                                  6,340              35,502             21,185              50,795
                                                        ---------------     ---------------     --------------     ---------------

INTEREST EXPENSE, net                                           25,870              25,279             50,557              51,978
OTHER EXPENSE, net                                               1,468               1,439              3,831               2,749
                                                        ---------------     ---------------     --------------     ---------------

              Income (loss) before income taxes
                 and minority interest                         (20,998)              8,784            (33,203)             (3,932)


INCOME TAX EXPENSE (BENEFIT)                                    (6,811)              4,207            (10,009)                543
                                                       ---------------     ---------------     --------------     ---------------

              Income (loss) before minority interest           (14,187)              4,577            (23,194)             (4,475)

MINORITY INTEREST                                                  347                 351                695                 601
                                                        ---------------     ---------------     --------------     ---------------

               Net income (loss)                             $ (14,534)          $   4,226          $ (23,889)        $    (5,076)
                                                        ===============     ===============     ==============     ===============



EARNINGS (LOSS) PER SHARE:
       Basic                                                 $   (0.68)          $    0.20          $   (1.12)        $     (0.24)
                                                        ===============     ===============     ==============     ===============

       Diluted                                               $   (0.68)          $    0.20          $   (1.12)        $     (0.24)
                                                        ===============     ===============     ==============     ===============


WEIGHTED AVERAGE SHARES:
       Basic                                                    21,408              21,064             21,404              21,066
                                                        ===============     ===============     ==============     ===============

       Diluted                                                  21,408              21,359             21,404              21,066
                                                        ===============     ===============     ==============     ===============

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (In thousands)

                                                                                 For the Six Months Ended
                                                                            ----------------------------------

                                                                              October 1,         October 3,
                                                                                 2000               1999
                                                                            ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                   $ (23,889)          $ (5,076)
      Adjustments to reconcile net loss to net
          cash used in operating activities -
              Depreciation and goodwill amortization                                40,530             50,428
              Amortization of deferred financing costs                               1,757              1,750
              Deferred income taxes                                                (10,218)            (5,501)
              Amortization of original issue discount on notes                       5,468              5,000
              Provision for losses on accounts receivable                            2,741              3,579
              Provision for restructuring and other                                 30,000                  -
              Minority interest                                                        696                601
      Net proceeds from (payments on) sale of receivables                          122,371            (18,850)
      Changes in assets and liabilities excluding
          effects of acquisitions and divestitures -
              Receivables                                                          (28,299)           (52,589)
              Inventories                                                              892             10,066
              Prepaid expenses and other                                             3,609              1,803
              Payables                                                             (19,677)           (17,935)
              Accrued expenses                                                     (24,803)           (33,151)
              Other, net                                                           (16,271)           (12,228)
                                                                            ---------------    ---------------
                  Net cash provided by (used in) operating activities               84,907            (72,103)
                                                                            ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      GNB acquisition, net of cash acquired of $ 17,098                           (320,902)                 -
      Capital expenditures                                                         (19,845)           (29,385)
      Proceeds from sale of assets                                                   6,353             11,883
      Insurance proceeds from fire damage                                                -                807
                                                                            ---------------    ---------------
                  Net cash used in investing activities                           (334,394)           (16,695)
                                                                            ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase in short-term borrowings                                              5,049             15,145
      Borrowings under Global Credit Facilities Agreement                          310,875            365,662
      Repayments under Global Credit Facilities Agreement                         (271,920)          (278,487)
      GNB acquisition debt                                                         250,000                  -
      Decrease in other debt                                                             -             (4,618)
      Debt issuance costs                                                          (12,000)              (679)
      Dividends paid                                                                  (855)              (854)
                                                                            ---------------    ---------------
                  Net cash provided by financing activities                        281,149             96,169
                                                                            ---------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
          CASH EQUIVALENTS                                                          (1,157)               114
                                                                            ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           30,505              7,485
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      28,110             20,596
                                                                            ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 58,615           $ 28,081
                                                                            ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for -
              Interest                                                            $ 47,965           $ 46,579
              Income taxes (net of refunds)                                       $  3,972           $  3,056

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                October 1, 2000
                (In thousands, except share and per-share data)
                                  (Unaudited)


(1) BASIS OF PRESENTATION
-------------------------

The condensed consolidated financial statements include the accounts of Exide Corporation (the "Company") and all of its majority-owned subsidiaries. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 2000 for further information. The financial information contained herein is unaudited.

The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the accompanying condensed consolidated financial information includes all adjustments of a normal recurring nature necessary to present fairly the results of operations and financial position for the periods presented.

The Company acquired GNB Technologies, Inc. (GNB) on September 29, 2000 (see
Note 6). The Company's stock issuance related to the GNB acquisition is reflected as a non cash investing activity in the accompanying consolidated statements of cash flows. The Company's warrant issuance related to the GNB acquisition is reflected as a non cash financing activity in the accompanying consolidated statements of cash flows.

There is no difference between the weighted average basic and diluted shares in each period presented, except for the three months ended October 3,1999, because the effects of outstanding stock options, grants and convertible securities are antidilutive. The diluted earnings per share for the second quarter of fiscal 2000 included the impact of 295,008 dilutive securities, primarily stock options.

Total comprehensive income (loss) and its components are as follows:

                                    For the Three Months Ended               For the Six Months Ended
                                 ----------------------------------      ----------------------------------
                                   October 1,         October 3,          October 1,          October 3,
                                      2000               1999                2000                1999
                                 ---------------     --------------      --------------     ---------------
Net income (loss)                     $ (14,534)          $  4,226           $ (23,889)          $  (5,076)
Change in cumulative
   translation adjustment               (21,021)            18,296             (19,567)             (4,940)
                                 ---------------     --------------      --------------     ---------------
Total comprehensive
   income (loss)                      $ (35,555)          $ 22,522           $ (43,456)          $ (10,016)
                                 ===============     ==============      ==============     ===============

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

The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin 101 (SAB101) which provides guidance on revenue recognition. This bulletin is effective for the Company no later than the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of SAB101 on its financial statements.


(2)  INVENTORIES
----------------

Inventories, valued by the first-in, first-out ("FIFO") method, comprise:

                                   October 1,               March 31,
                                     2000                     2000
                                ----------------         ---------------
Raw materials                      $     122,792            $    111,168
Work-in-process                          106,411                  64,412
Finished goods                           276,728                 230,140
                                ----------------         ---------------
                                   $     505,931            $    405,720
                                ================         ===============

(3)  ENVIRONMENTAL MATTERS
--------------------------

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

  North America

  The Company has been advised by the U.S. Environmental Protection Agency ("EPA") or state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 88 federally defined Superfund or state equivalent sites (including

  16 GNB sites). At 56 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor to insignificant in relation to the total liability of all PRP's that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution to each site, is included in the environmental remediation reserves discussed below.

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

  The Company currently has greater than 50% liability at four Superfund sites. Other than these sites, the Company's allocation exceeds 5% at only seven sites for which the Company's share of liability has not been paid as of October 1, 2000. The current allocation at these seven sites averages approximately 22%.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of October 1, 2000 the amount of such reserves on the Company's consolidated balance sheet was $93,300, including $62,000 related to GNB facilities. Of this amount, $72,600 was included in other noncurrent liabilities. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.


(4)  COMMITMENTS AND CONTINGENCIES
----------------------------------

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

In May 2000, Exide and counsel for the plaintiffs agreed to a settlement, subject to several material contingencies, applicable notice, and court approval, in the following battery quality cases: Martin v. Exide, filed July 12, 1998 in the United States District Court for the District of South Carolina (the "Martin case"); Lush et al. v. Exide, filed November 18, 1999 in the Circuit Court for Claiborne County, Mississippi; Gamma Group, et al. v. Exide, filed January 29, 1999 in the United States District Court for the Eastern District of Pennsylvania and Exide v. East Alabama Auto Parts Anniston, Inc., filed April 24, 1996 in the Circuit Court of Calhoun County Alabama (the "East Alabama case"). In November 2000, Exide finalized an agreement in principle on a settlement of a claim in intervention brought by the Attorney General for the State of Alabama (the Alabama Attorney General had intervened in the East Alabama case in November 1999). The Attorney General's claim was dismissed pursuant to that settlement on November 2, 2000. Exide reserved approximately $13.4 million for the settlement of the private claims and the Alabama Attorney General claims in the fourth quarter of fiscal 2000.

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

On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15 million. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. On December 17, 1999, Exide responded to Sears' counterclaim and filed a third-party complaint against former Chief Executive Officer Arthur Hawkins, former Chief Financial Officer Alan Gauthier, and former Executive Vice President Douglas Pearson. The third-party defendants were dismissed without prejudice by the Court on October 16, 2000.

Exide is currently involved in litigation with certain former members of senior management relating to their separation agreements. One of these cases, Arthur
M. Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan, involves a claim by Mr. Hawkins to enforce his separation agreement with Exide. Exide has filed a counterclaim asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings. These two cases were stayed at the request of Messrs. Pearson and Gauthier on October 10, 2000. They cited the investigation by the U.S. Attorney for the Southern District of Illinois as a basis for the stay.

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

On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. JCI alleges that Exide, through Arthur Hawkins, Alan Gauthier, Douglas Pearson and Joseph Calio, paid bribes to a Sears employee, Gary Marks, to induce him to award Sears' 1994 battery supply contract to Exide rather than JCI. JCI asserts claims against Exide for violation of section 2(c) of the Robinson-Patman Act and tortious interference with a prospective business opportunity. JCI asserts claims against Hawkins, Gauthier and Pearson for violation of the Racketeer Influenced and Corrupt Organizations

Act and tortious interference with a prospective business opportunity. Exide has filed a motion to dismiss the two claims against it for failure to state a claim upon which relief can be granted. This motion is fully briefed and awaiting a ruling by Judge Shadur. Several of the individual defendants have also filed motions to dismiss for lack of personal jurisdiction and/or failure to state a claim. Mr. Pearson also filed a motion to stay the proceedings due to a criminal grand jury investigation into the alleged bribes. In late October, the Court agreed to temporarily stay discovery in this action, and ordered the parties to brief the issue of whether the court should stay the entire proceeding pending the outcome of the grand jury investigation. That briefing is continuing.

On September 13 and October 14, 2000, Exide received subpoenas from the United States Attorney for the Southern District of Illinois. The subpoenas seek documents relating primarily to Exide's past business relationship with Sears, Roebuck and Co. Exide is cooperating fully with this investigation, and is currently conducting discussions with the government in an effort to bring this matter to resolution.

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


(5)  GLOBAL BUSINESS UNIT STRUCTURE REALIGNMENT
-----------------------------------------------

The Company announced in fiscal 2000 a realignment to a customer-focused global business unit structure, effective April 1, 2000, to allow the Company to more effectively service all of its customers' needs and requirements. This strategy is in contrast to the Company's geographic based structure in place through March 31, 2000.

The Company now operates its battery business within the Industrial and Transportation segments. Industrial applications include network power batteries for telecommunications systems, fuel cell load leveling, electric utilities, railroads, photovoltaic and other critical uninterruptible power supply markets as well as motive power batteries for a broad range of equipment uses including lift trucks, mining and other commercial vehicles. Transportation uses include automotive, heavy duty, agricultural, marine and other batteries, as well as new technologies being developed for hybrid vehicles and new 42-volt automobile applications.

Intersegment sales are not material. The prior year segment data below has been restated to reflect the current year presentation.

Selected financial information concerning the Company's reportable segments are as follows:

                                                  For the Three Months Ended October 1, 2000
                                 -------------------------------------------------------------------------
                                   Industrial       Transportation           Other (a)      Consolidated
                                 -------------      --------------         -------------    --------------
Net sales                        $     166,522      $     327,652          $        --      $     494,174

Gross profit                            50,735             84,668                   --            135,403

Operating income                        14,774             (4,361)   (b)        (4,073)             6,340

                                                  For the Three Months Ended October 3, 1999
                                 -------------------------------------------------------------------------
                                   Industrial       Transportation           Other (a)      Consolidated
                                 -------------      --------------         -------------    --------------
Net sales                        $     165,907      $      390,527         $         --     $      556,434

Gross profit                            49,962              99,802                   --            149,764

Operating income                         8,766              32,641               (5,905)            35,502

                                                  For the Six Months Ended October 1, 2000
                                 -------------------------------------------------------------------------
                                   Industrial       Transportation           Other (a)      Consolidated
                                 -------------      --------------         -------------    --------------
Net sales                        $     331,612      $      628,362         $         --     $      959,974

Gross profit                           102,100             156,741                   --            258,841

Operating income                        27,477               3,462   (b)         (9,754)            21,185

                                                  For the Six Months Ended October 3, 1999
                                 -------------------------------------------------------------------------
                                   Industrial       Transportation           Other (a)      Consolidated
                                 -------------      --------------         -------------    --------------
Net sales                        $     337,392      $      737,757         $          --    $    1,075,149

Gross profit                            98,842             180,091                    --           278,933

Operating income                        15,688              46,881               (11,774)           50,795

(a) Includes certain corporate expenses as well as goodwill amortization.
(b) Includes $30,000 of restructuring and other nonrecurring charges (see
    Note 7).

(6) GNB ACQUISITION
-------------------

On September 29, 2000, the Company acquired the global battery business of Australian-based Pacific Dunlop Limited, including its subsidiary GNB Technologies, Inc. ("GNB"), for consideration of approximately $368,000 (including $333,000 in cash and four million of the Company's common shares) plus assumed liabilities. GNB is a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries. Pacific Dunlop now holds an approximate 16 percent interest in the outstanding shares of common stock of the Company.

The Company financed the cash portion of the purchase price, including associated fees and expenses, through an additional $250,000 term loan under its existing senior secured credit facility, and a $100,000 securitization of GNB accounts receivables. The Company also issued warrants for 1,286,000 shares with an exercise price of $8.99 per share in conjunction with such financing.

The acquisition has been accounted for using the purchase method. No results of operations for GNB are included in the accompanying consolidated income statements since the acquisition was consummated on the last business day of the Company's second quarter. GNB's preliminary opening balance sheet is reflected in the accompanying condensed consolidated balance sheet as of October 1, 2000. This allocation is preliminary and will likely change upon resolution of open matters including the completion of appraisals, the final assessment of certain contingencies, the final identification and notification of additional restructuring activities (see Note 7), the impact of any deferred taxes and the determination of purchase price adjustments in accordance with the purchase agreement, if any.

The following unaudited supplemental information reflects the Company's pro forma results of operations for the periods shown by combining the historical results of the Company and GNB and including the impact of goodwill amortization and the impact of other applicable purchase accounting adjustments, as well as interest expense on acquisition financing, together with related income tax effects, assuming the acquisition had occurred at the beginning of the earliest period presented. The pro forma earnings per share calculations below also include the impact of the four million shares issued as part of the acquisition consideration. This pro forma information does not purport to represent what the Company's results of operations would have actually been had the acquisition occurred as of an earlier date or project the results of any future period.

                              For the Three Months Ended      For the Six Months Ended
                             ----------------------------   ------------------------------
                               October 1      October 3,      October 1,        October 3,
                                2000 (a)       1999 (b)        2000 (c)          1999 (d)
                             ------------   ------------    ------------      ------------
Net sales                     $ 746,880      $  791,892      $1,445,089        $1,521,569

Net income (loss)             $ (15,578)     $  (12,608)     $  (40,051)       $  (82,734)
Earnings per share:
     Basic                    $   (0.61)     $    (0.50)     $    (1.58)       $    (3.30)
     Diluted                  $   (0.61)     $    (0.50)     $    (1.58)       $    (3.30)

(a) Includes the Company's restructuring and other charges (see Note 7) of $18,300, net of tax or $.72 per share.
(b) Includes GNB restructuring charges of $13,175, or $.53 per share.
(c) Includes the Company's restructuring and other charges (see Note 7) of $18,300, net of tax or $.72 per share and GNB restructuring and environmental charges of $13,237, net of tax or $.52 per share (total of $31,537, net of tax or $1.24 per share).
(d) Includes GNB fixed asset write-downs and restructuring charges of $75,542, or $3.01 per share.

(7)  RESTRUCTURING
------------------

The Company has been pursuing its strategy of growing its industrial business and restructuring its transportation business to improve earnings and cashflow. As part of that strategy, the Company, on September 29, 2000, announced the first stage of its restructuring plans following the GNB acquisition. The initial plan includes the closure of GNB's Dallas facility, closure of certain GNB and Exide distribution centers and branches and reductions in sales, marketing and support staff.

The Company also announced, on August 28, 2000, actions to improve the profitability of its automotive operations, including the closing of automotive manufacturing operations in Maple, Ontario; merging its Canadian and U.S. sales organizations; closing 11 North American distribution facilities and the reduction of its motorsports sponsorships.

As a result of the above actions, in the second quarter of fiscal 2001 the Company recorded pre-tax charges totaling $30,000 ($18,300 net of tax or $.86 per share) consisting of $25,100 of restructuring costs and $4,900 of merger integration and other nonrecurring costs. The restructuring charges included $13,400 for the closure of the Maple, Ontario automotive manufacturing operations, $4,000 for the closure of branches and offices, $7,300 for severance and other costs for reductions in staff and $400 of other restructuring costs. Of the total $30,000 charge, $12,300 is cash related and is expected to be spent over the next four quarters.

The Company also recorded $12,000 of restructuring reserves in GNB's preliminary opening balance sheet related to the above actions, which are expected to be spent over the next four quarters.

Additional restructuring charges will be recorded in the future as additional plant closures and consolidation of administrative functions are identified as part of the Company's program to improve our cost structure and to continue to integrate GNB's operations.

The Company recorded restructuring charges of $39,336 in the fourth quarter of fiscal 2000, consisting of $20,000 in severance benefits and $19,336 for targeted plant and branch closings, primarily related to the realignment to a customer-focused global business unit structure discussed in Note 5. The charges related to the Company's planned closures of manufacturing operations and other facilities, including the Reading, Pennsylvania plant and six branches in the U.S., as well as the ongoing consolidation of European operations, and includes headcount reductions of 168 employees in the U.S. and Europe. Through October 1, 2000, $22,835 of charges against the reserve have occurred consisting of $12,163 of severance and other cash payments (including $9,553 in the first six months of fiscal 2001) and $10,672 of asset write-downs. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.


(8)  SALE OF YUASA INVESTMENT
-----------------------------

On November 10, 2000 the Company sold its 13.5 percent interest in Yuasa Inc. for $29.9 million. The company expects to report a pre-tax gain of approximately $13.0 million on the sale of this investment in its third fiscal quarter.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Factors Which Affect Our Financial Performance:

Competition. The Transportation battery market in North America, as well as the Transportation and Industrial battery markets in Europe, are highly competitive. In recent years, competition has continued to intensify and we continue to come under increasing pressure for price reductions. This competition has been exacerbated by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting our European markets. Prospectively, competition in the Industrial battery market in North America and competition in the Pacific Rim will factor into our financial performance, given our acquisition of GNB.

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


RESULTS OF OPERATIONS

Three months ended October 1, 2000 compared with the three months ended October
-------------------------------------------------------------------------------
3, 1999.
--------

Net sales decreased 11.2% ($62.2 million) to $494.2 million in the second quarter of fiscal 2001 from $556.4 million in the second quarter of fiscal 2000. The majority of the decrease (approximately $50.1 million) resulted from the strengthening of the U.S. dollar versus European currencies.

Industrial battery sales for the second quarter of fiscal 2001 were $166.5 million versus $165.9 million in the second quarter of fiscal 2000. Currency negatively impacted Industrial net sales by approximately $26.8 million. The improvement on a constant currency basis resulted from strong European Industrial demand in our network power markets, particularly related to telecommunication applications, as well as demand in our motive power markets, including forklift and other material handling equipment applications.

Net sales in the Transportation segment decreased 16.1% to $327.7 million versus $390.5 million last year, primarily due to volume declines in the North American aftermarket sector.

Sales volume was down approximately 12.4% in North America versus last year. Also, currency unfavorably impacted Transportation net sales by approximately $23.3 million.

Net sales in the Transportation segment also decreased by $14.0 million due to the Company's divestiture of certain non-core businesses in fiscal 2000 and the first quarter of fiscal 2001.

Gross profit decreased 9.7% ($14.6 million) to $135.4 million in the second quarter of fiscal 2001 compared to $150.0 million in the second quarter in the prior year. Weak European currencies versus the U.S. dollar impacted gross profit by approximately $14.6 million. The gross profit margin increased to 27.4% in the second quarter of fiscal 2001 from 26.9% in the second quarter of fiscal 2000 due to the Company's strong Industrial battery operations and cost reduction measures.

Industrial battery gross profit was $50.7 million this year versus $50.0 million last year. Strong Industrial demand offset $8.2 million in negative currency impact. Gross margin as a percent of net sales was 30.5% in the current year versus 30.1% last year.

Transportation battery gross profit was $84.7 million this year versus $99.8 million last year with the impact of North American aftermarket volume declines contributing to this decrease along with a currency impact of $6.4 million. Gross margins were 25.8% in the current year versus 25.6% in the prior year.

Gross profit also decreased in the Transportation segment by $1.5 million in the current year due to the divestiture activity previously discussed.

Selling, general and administrative expenses increased $14.8 million from $114.3 million in the second quarter of fiscal 2000 to $129.1 million in the second quarter of fiscal 2001. A charge of $30.0 million was recorded in the current year for restructuring and other related activities, including actions related to the acquisition of GNB Technologies. The charges consisted of $25.1 million of restructuring costs and $4.9 million of merger integration and other
nonrecurring costs.   The restructuring charges included $13.4 million for the
closure of the Maple, Ontario automotive manufacturing operations, $4.0 million for the closure of branches and offices, $7.3 million for severance and other costs for reductions in staff and $0.4 million of other restructuring costs. Excluding these charges, selling, general and administrative expenses decreased $15.2 million. Weaker European currencies favorably impacted these expenses by approximately $12.0 million. Cost-reduction programs contributed to the rest of the decrease.

Operating income was $6.3 million versus $35.5 million last year. Excluding the impact of the $30.0 million charge, operating income increased by $0.8 million despite the negative impact of currency translation of approximately $2.6 million. Industrial operating income was $14.8 million, or 8.9% of net sales, this year versus $8.8 million, or 5.3% of net sales, last year. Transportation operating income, excluding the $30.0 million charge, was $25.6 million, or 7.8% of net sales, this year versus $32.6 million, or 8.4% of net sales, last year. These changes are a result of the matters discussed above.

Interest expense increased $0.6 million from $25.3 million to $25.9 million as a result of higher interest rates in the second quarter of fiscal 2001 offset by the impact of weaker European currencies.

Other expense, net was $1.5 million in the second quarter of fiscal 2001 versus $1.4 million in the second quarter of fiscal 2000.

The effective tax rate was 32.4% in the second quarter of fiscal 2001 compared to 47.9% in the second quarter of fiscal 2000. The difference between the federal statutory rate and the effective rate is primarily due to certain nondeductible goodwill and differences in rates on foreign subsidiaries.

The net loss of ($14.5) million versus net income of $4.2 million resulted from the items discussed above.


Six months ended October 1, 2000 compared with the six months ended October 3,
------------------------------------------------------------------------------
1999.
-----

Net sales decreased 10.7% ($115.1 million) to $960.0 million for the first six months of fiscal 2001 from $1,075.1 for the same period last year. Approximately 8.1% of the decrease resulted from the strengthening of the U.S. dollar versus European currencies.

Industrial battery sales for the first six months of fiscal 2001 were $331.6 million versus $337.4 million in the first six months of fiscal 2000. Currency negatively impacted Industrial net sales by approximately $47.5 million. The improvement on a constant currency basis resulted from strong European Industrial demand in our network power markets, particularly related to telecommunication applications, as well as demand in our motive power markets, including forklift and other material handling equipment applications.

Net sales in the Transportation segment for the first six months of fiscal 2001 decreased 14.9% to $628.4 million versus $737.8 million last year, primarily due to volume declines in the North American aftermarket sector. Sales volume was down approximately 9.8% in North America versus last year. Also, currency unfavorably impacted Transportation net sales by approximately $39.5 million.

Net sales in the Transportation segment also decreased by $26.4 million in the first six months of fiscal 2001 due to the Company's sale of certain non-core businesses in fiscal 2000 and the first quarter of fiscal 2001.

Gross profit decreased 7.2% ($20.1 million) to $258.8 million for the first six months of fiscal 2001 compared to $278.9 million in the same period in the prior year. Weakening European currencies versus the U.S. dollar caused a $25.2 million decrease. The gross profit margin increased from 25.9% for the first half of fiscal 2000 to 27.0% for the same period for fiscal 2001 due to the Company's strong Industrial battery operations and cost reduction measures.

Industrial battery gross profit was $102.1 million this year versus $98.8 million last year. Currency negatively impacted current year gross profit by $14.5 million. Gross margin as a percent of net sales was 30.8% in the current year versus 29.3% last year, primarily due to strong Industrial demand.

Transportation battery gross profit was $156.7 million this year versus $180.1 million last year with the impact of North American aftermarket volume declines contributing to this decrease along with a currency impact of $10.7 million. Gross margins were 24.9% in the current year versus 24.4% in the prior year.

Gross profit also decreased in the Transportation segment by $3.0 million in the current year due to the divestiture activity previously discussed.

Operating expenses increased $9.6 million from $228.1 million for the first six months of fiscal 2000 to $237.7 million for the first six months of fiscal 2001. A charge of $30.0 million was recorded in the second quarter of the current year for restructuring and other related activities as discussed above. Excluding this charge, selling, general and administrative expenses decreased $20.4 million. Weaker European currencies favorably impacted these expenses by approximately $21.3 million. Higher marketing expenses in the first quarter of fiscal 2001 were offset by cost-reduction programs in the second quarter of fiscal 2001.

Operating income was $21.2 million versus $50.8 million last year. Excluding the impact of the $30.0 million charge, operating income increased by $0.4 million despite the negative impact of currency translation of approximately $3.9 million. Industrial operating income was $27.5 million, or 8.3% of net sales, this year versus $15.7 million, or 4.6% of net sales, last year. Transportation operating income, excluding the $30.0 million charge, was $33.5 million, or 5.3% of net sales, this year versus $46.9 million, or 6.4% of net sales, last year. These changes are a result of the matters discussed above.

Interest expense decreased $1.4 million from $52.0 million to $50.6 million as a result of the impact of weaker European currencies offset by higher interest rates in the second quarter of fiscal 2001.

Other expense, net was $3.8 million for the first half of fiscal 2001 versus $2.7 million in the first half of fiscal 2000. The increase is a result of higher gains on sales of assets in fiscal 2000.

The effective tax rate was 30.1% in the first half of fiscal 2001. In fiscal 2000, income tax expense of $0.5 million was recorded on a loss of $3.9 million. The difference between the federal statutory rate and the effective rate is primarily due to certain nondeductible goodwill and differences in rates on foreign subsidiaries.

The net loss increased to ($23.9) million in the current year versus ($5.1) million last year as a result of the items discussed above.


ACQUISITION OF GNB

As discussed in Note 6, on September 29, 2000, the Company acquired the global battery business of GNB for consideration of approximately $368 million (including $333 million in cash and four million of the Company's common shares) plus assumed liabilities. GNB is a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries.

The Company financed the cash portion of the purchase price, including associated fees and expenses, through an additional $250 million term loan under its existing senior secured credit facility, and a $100 million securitization of GNB accounts receivables. The Company also issued warrants for 1,286,000 shares with an exercise price of $8.99 per share in conjunction with such financing.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on indebtedness and capital expenditures. Historically, we have met these liquidity requirements through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash was generated in fiscal 2000 and in the current year, and will be generated during the remainder of fiscal 2001, from the sale of non-core businesses. The Company has a U.S. receivables purchase agreement and a European receivables purchase agreement under which the other parties have committed (subject to certain exceptions) to purchase selected accounts receivable, up to a maximum commitment of $200.0 million (including GNB receivables) and $175.0 million, respectively.

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

Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding discounts on receivables sold, was $63.6 million for the first six months this year ($73.0 million on a constant currency basis) versus $103.1 million in the prior year. Excluding the $30.0 million charge for restructuring and other activities, EBITDA, on a constant currency basis, was $103.0 for the first six months of this year. Cash flows provided by operating activities was $84.9 million (of which $122.4 million related to net sales of receivables including the sale of GNB receivables in connection with the acquisition) in the first six months of fiscal 2001. This compares to cash flows used in operating activities of $72.1 million (including $18.9 million related to sales of receivables) in the first six months of fiscal 2000. Primary working capital at the end of the second quarter this year, excluding GNB, was $524.1 million, as compared to $717.6 million for the same period last year. Primary working capital year on year is down approximately $97.0 million, excluding currency impacts, divestitures and GNB, principally due to inventory reductions. The acquisition of GNB added approximately $100 million in primary working capital.

Our capital expenditures were $19.8 million and $29.4 million in the six months ended October 1, 2000 and October 3, 1999, respectively. Capital expenditures are estimated to be approximately $60.0 million in the second half of fiscal 2001, including expenditures at GNB facilities.

The Company generated more than $80.0 million in cash and assumed liabilities from the sale of non-core businesses and other assets in fiscal 2000. Proceeds from these sales have been primarily used to reduce debt. Businesses planned to be sold in fiscal 2001 are expected to generate cash of approximately $100 million. The Company sold its Sure Start remanufactured starter and alternator business during the first quarter of this year for total consideration of $8.0 million, including $3.0 million of cash at closing and $2.5 million of assumed liabilities. Asset sales in the second quarter yielded $3.4 million of additional cash proceeds.

On November 10, 2000 the Company sold its 13.5 percent interest in Yuasa Inc. for $29.9 million. The company expects to report a pre-tax gain of approximately $13.0 million on the sale of this investment in its third fiscal quarter. Proceeds from the sale will be used to reduce debt.

The Company has been pursuing its strategy of growing its industrial business and restructuring its transportation business to improve earnings and cashflow. As part of that strategy, the Company, on September 29, 2000, announced the first stage of its restructuring plans following the GNB acquisition. The initial plan included the closure of GNB's Dallas facility, closure of certain GNB and Exide distribution centers and branches and reductions in sales, marketing and support staff.

The Company also announced, on August 28, 2000, actions to improve the profitability of its automotive operations, including the closing of automotive manufacturing operations in Maple, Ontario; merging its Canadian and U.S. sales organizations; closing 11 North American distribution facilities and the restructuring of its motorsports sponsorships.

As a result of the above actions, in the second quarter of fiscal 2001 we recorded pre-tax charges totaling $30.0 million ($18.3 million net of tax). The charges consisted of $25.1 million of restructuring costs and $4.9 million of merger integration and other nonrecurring costs. Of the total $30.0 million charge, $12.3 million will be spent in cash over the next four quarters. These cash outlays will be offset by prospective operating cost savings.

The Company also recorded $12.0 million of restructuring reserves in GNB's preliminary opening balance sheet related to the above actions which are expected to be spent over the next four quarters.

In the fourth quarter of fiscal 2000 we recorded $39.3 million of restructuring charges, related primarily to the Company's realignment to a customer-focused global business unit strategy. This restructuring consisted of $20.0 million of severance charges and $19.3 million in asset write-downs and closure costs related to planned closures of manufacturing operations and other facilities, including the Reading, Pennsylvania battery plant, certain U.S. branch locations and the Company's ongoing consolidation of European operations, and included headcount reductions of 168 employees.

The expected cash portion of the fourth quarter fiscal 2000 charge, largely related to severance, is primarily being paid out in fiscal 2001. These cash outlays will be offset by prospective operating cost savings. Cash payments for severance in the first six months of fiscal 2001 were approximately $9.6 million. Through October 1, 2000, $22.8 million of charges against the reserve have occurred consisting of $12.1 million of severance and other cash payments and $10.7 million of asset writedowns. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

Additional restructuring charges will be recorded in the future as additional plant closures and consolidation of administrative functions are identified as part of the Company's program to improve our cost structure and to continue to integrate GNB's operations.

Total debt at the end of the second quarter was $1,382.9 million, including the $250 million of new debt from the GNB acquisition, as compared to $1,308.8 million at this same time last year. Absent the acquisition, debt is down $175.9 million year over year. Our availability under our credit line was approximately $140 million at quarter end. The use of such availability may be limited by certain covenants in the credit agreement. Increases in interest rates on such obligations could adversely affect our results of operations and financial condition. Weighted average interest rates on the Company's pre-GNB senior secured credit facility debt have increased approximately 1.5% due to the GNB acquisition. Interest on the GNB acquisition debt is based on LIBOR plus 4.5%.

We have an interest rate collar agreement, which reduces the impact of changes in interest rates on a portion of our floating rate debt. The collar agreement effectively limits the PIBOR (Paris Interbank Offered Rate) base interest rate on 593.1 million French Francs (U.S. $100 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000.

We have three currency and interest rate swap agreements which effectively convert $175 million of borrowings under the credit agreement and certain intercompany loans into 406.2 million French Francs (U.S. $68.5 million), 66.8 million Euros (U.S. $64.5 million) and 25.2 million British pounds sterling (U.S. $42 million). We receive LIBOR and pay PIBOR and pound sterling LIBOR. During the fourth quarter of fiscal 2000 the Company assigned 382.5 million French Francs (U.S. $64.5 million) of its existing currency and interest rate swap agreement to a new counterparty and received a cash payment of 8.5 million Euros. Simultaneously, the Company entered into a new 66.8 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement. The Company terminated this agreement in the second quarter of fiscal 2001 and received a cash payment of 6.2 million Euros. Simultaneously, the Company entered into a new 73.1 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement with this same counterparty. The Company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%.

We entered into a $60.0 million two year interest rate swap agreement on October 18,2000 for which we will pay a quarterly fixed rate of 6.55% and receive a three month LIBOR rate (currently 6.76%). This swap hedges a portion of the variable interest exposure on our $900 million Credit Facility Tranche B Term Loans.

We have entered into certain forward contracts and option contracts in fiscal 2001 to hedge the purchase price of lead on a portion of the Company's lead usage being sourced through external purchases. Such contracts are effective through the fourth quarter of fiscal 2002.

As of October 1, 2000, we have significant net operating loss carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and certain European countries' taxable income.

Our deferred tax assets, net of certain valuation allowances, include net operating loss carryforwards which management believes are more likely than not realizable through a combination of anticipated tax planning strategies and forecasted future taxable income. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets.

CONVERSION TO THE EURO CURRENCY

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and a common currency, the Euro. We conduct significant business in these member countries. The transition period for the introduction of the Euro runs through June 30, 2002. We have addressed the issues involved with the introduction of the Euro and continue to address related issues with its ongoing implementation. The more important issues facing us include:

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks.

There were no significant changes to the quantitative and qualitative market risks as of October 1, 2000. See our Form 10-K for the fiscal year ended March 31, 2000 for this information.

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

The Company's core business, the design, manufacture and sale of lead acid batteries, and the Company's structure involve risk and uncertainty. Important factors that could affect the Company's results include, but are not limited to
(i) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (ii) the Company's substantial debt and debt service requirements which restrict the Company's operational and financial flexibility, as well as imposing significant interest and financing costs, (iii) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (iv) the Company's assets include the tax benefits of certain net operating loss carry forwards, realization of which are dependent upon future taxable income, (v) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company's results because it is a major constituent in most of the Company's products, (vi) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (vii) the Company's consolidation and rationalization of our European entities requires substantial management time and financial and other resources and is not without risk, (viii) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, and
(ix) the Company's integration of GNB requires substantial management time and is not without risk. Therefore, the Company cautions each reader of this report to carefully consider those factors set forth above, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

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

In May 2000, Exide and counsel for the plaintiffs agreed to a settlement, subject to several material contingencies, applicable notice, and court approval, in the following battery quality cases: Martin v. Exide, filed July 12, 1998 in the United States District Court for the District of South Carolina (the "Martin case"); Lush et al. v. Exide, filed November 18, 1999 in the Circuit Court for Claiborne County, Mississippi; Gamma Group, et al. v. Exide, filed January 29, 1999 in the United States District Court for the Eastern District of Pennsylvania and Exide v. East Alabama Auto Parts Anniston, Inc., filed April 24, 1996 in the Circuit Court of Calhoun County Alabama (the "East Alabama case"). In November 2000, Exide finalized an agreement in principle on a settlement of a claim in intervention brought by the Attorney General for the State of Alabama (the Alabama Attorney General had intervened in the East Alabama case in November 1999). The Attorney General's claim was dismissed pursuant to that settlement on November 2, 2000. Exide reserved approximately $13.4 million for the settlement of the private claims and the Alabama Attorney General claims in the fourth quarter of fiscal 2000.

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

On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15 million. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. On December 17, 1999, Exide responded to Sears' counterclaim and filed a third-party complaint against former Chief Executive Officer Arthur Hawkins, former Chief Financial Officer Alan Gauthier, and former Executive Vice President Douglas Pearson. The third-party defendants were dismissed without prejudice by the Court on October 16, 2000.

Exide is currently involved in litigation with certain former members of senior management relating to their separation agreements. One of these cases, Arthur M.

Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan, involves a claim by Mr. Hawkins to enforce his separation agreement with Exide. Exide has filed a counterclaim asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings. These two cases were stayed at the request of Messrs. Pearson and Gauthier on October 10, 2000. They cited the investigation by the U.S. Attorney for the Southern District of Illinois as a basis for the stay.

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

On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. JCI alleges that Exide, through Arthur Hawkins, Alan Gauthier, Douglas Pearson and Joseph Calio, paid bribes to a Sears employee, Gary Marks, to induce him to award Sears' 1994 battery supply contract to Exide rather than JCI. JCI asserts claims against Exide for violation of section 2(c) of the Robinson-Patman Act and tortious interference with a prospective business opportunity. JCI asserts claims against Hawkins, Gauthier and Pearson for violation of the Racketeer Influenced and Corrupt Organizations Act and tortious interference with a prospective business opportunity. Exide has filed a motion to dismiss the two claims against it for failure to state a claim upon which relief can be granted. This motion is fully briefed and awaiting a ruling by Judge Shadur. Several of the individual defendants have also filed motions to dismiss for lack of personal jurisdiction and/or failure to state a claim. Mr. Pearson also filed a motion to stay the proceedings due to a criminal grand jury investigation into the alleged bribes. In late October, the Court agreed to temporarily stay discovery in this action, and ordered the parties to brief the issue of whether the court should stay the entire proceeding pending the outcome of the grand jury investigation. That briefing is continuing.

On September 13 and October 14, 2000, Exide received subpoenas from the United States Attorney for the Southern District of Illinois. The subpoenas seek documents relating primarily to Exide's past business relationship with Sears, Roebuck and Co. Exide is cooperating fully with this investigation, and is currently conducting discussions with the government in an effort to bring this matter to resolution.

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


Item 2.  Changes in Securities and Use of Proceeds.

     (a)  None.
     (b)  None.
     (c) On September 29, 2000, the Company issued 4,000,000 shares (the "Purchase Agreement Shares") of its common stock to Pacific Dunlop Holdings (USA) Inc. ("PD Holdings") pursuant to a Stock Purchase Agreement dated as of May 9, 2000. Such shares comprised part of the consideration for the acquisition by the Company of Pacific Dunlop GNB Corporation, a wholly-owned subsidiary of PD Holdings, and related subsidiaries and assets (the "GNB Business").

          To finance in part the cash portion of the purchase price for the GNB Business, the Company entered into an Amended and Restated Credit and Guarantee Agreement dated as of September 29, 2000 (the "Credit Agreement"). To facilitate such financing under the Credit Agreement, the Company issued warrants (the "Warrants") to the participating lenders under the Credit Agreement to purchase an aggregate of 1,286,000 shares (the "Warrant Shares") of common stock of the Company at an exercise price of $8.99 per share.

          The Purchase Agreement Shares and the Warrants (as well as the Warrant Shares issuable upon exercise of the Warrants) are exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of such Act as not involving any public offering.


Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to Vote of Security Holders.

     At the Company's annual meeting of stockholders held August 10, 2000, the stockholders elected seven directors and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for the 2001 fiscal year.

     The results of the voting were as follows:

     Proposal I: Election of seven directors.

          Director                  For             Withheld
          --------                  ---             --------
          Robert A. Lutz            19,164,894      275,274
          Francois J. Castaing      19,053,349      386,819
          Lynne V. Cheney           19,154,714      285,454
          John A. James             19,162,744      277,424
          Jody G. Miller            19,156,764      283,404
          Heinz C. Prechter         19,167,194      272,974
          John E. Robson            19,165,094      275,074

     Proposal II: Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the 2001 fiscal year.

          For              Against         Withheld
          ---              -------         --------
          19,260,021       117,440         62,707


Item 5.  Other Information.  None.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3.1  Restated By-Laws of the Registrant.

          3.2 Amendment dated August 10, 2000, to Rights Agreement dated as of September 18, 1998 between Exide Corporation and American Stock Transfer and Trust Company, as Rights Agent.

          10.1 Nonqualified Stock Option Agreement for Craig H. Muhlhauser.

          10.2 Nonqualified Stock Option Agreement for David G. Enstone.

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K.

          On July 10, 2000, the Company filed a report on Form 8-K reporting under Item 4 a change in Registrant's certifying accountant.

          On October 16, 2000, the Company filed a report on Form 8-K reporting under Item 2 the GNB acquisition.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               EXIDE CORPORATION



Date:     November 15, 2000               By:  /s/ Kevin R. Morano
       ------------------------                ---------------------------
                                                    Kevin R. Morano
                                                    Executive Vice President
                                                    and Chief Financial Officer