Form 10-Q
period 2000-12-31
EXIDE CORP
filed 2001-02-07
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10 - Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended December 31, 2000

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1 - 11263

                               EXIDE CORPORATION
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                                            23-0552730
    --------------------------------------------------         ----------------------------
          (State or other jurisdiction of                           (I.R.S. Employer
           incorporation or organization)                         Identification Number)

         645 Penn Street, Reading, Pennsylvania                           19601
     -------------------------------------------------         ----------------------------
        (Address of principal executive offices)                        (Zip Code)

                                         (610) 378-0500
                      -----------------------------------------------------------
                          (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X      No  _____
                         ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of February 5, 2001, 25,443,498 shares of common stock were outstanding.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements (unaudited).

             --  Condensed Consolidated Balance Sheets - -
                   December 31, 2000 and March 31, 2000.

             --  Consolidated Statements of Operations - - for the three and nine months ended December 31, 2000 and January 2, 2000.

             --  Consolidated Statements of Cash Flows - -
                   for the nine months ended December 31, 2000 and January 2, 2000.

             --  Notes to Condensed Consolidated Financial Statements - -
                   December 31, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

PART II.  OTHER INFORMATION
---------------------------------

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities and Use of Proceeds.

Item 3.    Defaults Upon Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K.


SIGNATURE
---------

Part I. FINANCIAL INFORMATION

                      EXIDE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                     (In thousands, except per-share data)


                                                                               December 31,            March 31,
                                                                                   2000                  2000
                                                                               -------------         -------------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                                  $     64,558            $    28,110
   Receivables, net of allowance for doubtful
     accounts of $52,568 and $64,177 respectively                                  485,321                379,490
   Inventories                                                                     517,716                405,720
   Prepaid expenses and other                                                       22,022                 16,026
   Deferred income taxes                                                            31,357                 20,138
                                                                              ------------           ------------
        Total current assets                                                     1,120,974                849,484
                                                                              ------------           ------------

PROPERTY, PLANT AND EQUIPMENT                                                    1,074,683                790,791
   Less - Accumulated depreciation                                                (374,271)              (347,447)
                                                                              ------------           ------------
        Property, plant and equipment, net                                         700,412                443,344
                                                                              ------------           ------------

OTHER ASSETS:
   Goodwill, net                                                                   544,800                501,117
   Investments in affiliates                                                        12,926                 20,665
   Deferred financing costs, net                                                    25,151                 12,796
   Deferred income taxes                                                            45,541                 37,583
   Other                                                                            38,980                 36,472
                                                                              ------------           ------------
                                                                                   667,398                608,633
                                                                              ------------           ------------
        Total assets                                                          $  2,488,784            $ 1,901,461
                                                                              ============           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Short-term borrowings                                                      $     20,810            $    24,666
   Current maturities of long-term debt                                             31,241                 32,047
   Accounts payable                                                                331,776                260,352
   Accrued expenses                                                                471,846                318,951
                                                                              ------------           ------------
        Total current liabilities                                                  855,673                636,016
                                                                              ------------           ------------

LONG-TERM DEBT                                                                   1,340,577              1,061,672

NONCURRENT RETIREMENT OBLIGATIONS                                                  135,608                128,827

OTHER NONCURRENT LIABILITIES                                                       189,327                123,329

MINORITY INTEREST                                                                   19,068                 17,993
                                                                              ------------           ------------
        Total liabilities                                                        2,540,253              1,967,837
                                                                              ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.01 par value 60,000 shares authorized;
     25,433 and 21,401 shares issued and outstanding                                   263                    214
   Additional paid-in capital                                                      530,432                490,399
   Accumulated deficit                                                            (340,806)              (319,530)
   Notes receivable - stock award plan                                                (691)                  (734)
   Accumulated other comprehensive loss                                           (240,667)              (236,725)
                                                                              ------------           ------------
        Total stockholders' equity (deficit)                                       (51,469)               (66,376)
                                                                              ------------           ------------
        Total liabilities and stockholders' equity (deficit)                  $  2,488,784            $ 1,901,461
                                                                              ============           ============

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                     (In thousands, except per-share data)

                                                 For the Three Months Ended        For the Nine Months Ended
                                                ----------------------------     -----------------------------
                                                December 31,     January 2,       December 31,     January 2,
                                                    2000            2000             2000             2000
                                                ----------       -----------     -------------    ------------
NET SALES                                       $  764,385       $   618,528     $   1,724,359     $  1,693,677

COST OF SALES BEFORE ASSET SALES                   582,089           443,088         1,283,222        1,239,304
NET LOSS ON ASSET SALES                                  -             3,175                 -            3,175
                                                ----------       -----------     -------------     ------------
        Cost of Sales                              582,089           446,263         1,283,222        1,242,479

        Gross profit                               182,296           172,265           441,137          451,198

OPERATING EXPENSES:
   Selling, marketing and  advertising              93,285            83,246           240,415          237,975
   General and administrative                       40,414            33,916            93,850           98,800
   Restructuring and other                           9,181                 -            39,181               -
   Purchased research and development                    -            14,262                 -           14,262
   Goodwill amortization                             3,780             4,138            10,870           12,663
                                                ----------       -----------     -------------     ------------
                                                   146,660           135,562           384,316          363,700
                                                ----------       -----------     -------------     ------------
        Operating income                            35,636            36,703            56,821           87,498
                                                ----------       -----------     -------------     ------------
INTEREST EXPENSE, net                               34,597            27,081            85,154           79,059
OTHER (INCOME) EXPENSE, net                         (8,718)            4,164            (4,887)           6,913
                                                ----------       -----------     -------------     ------------
        Income (loss) before income
        taxes and minority interest                  9,757             5,458           (23,446)           1,526

INCOME TAX EXPENSE (BENEFIT)                         5,279             8,354            (4,730)           8,897
                                                ----------       -----------     -------------     ------------
        Income (loss) before minority interest       4,478            (2,896)          (18,716)          (7,371)

MINORITY INTEREST                                      510               747             1,205            1,348
                                                ----------       -----------     -------------     ------------
        Net income (loss)                       $    3,968       $    (3,643)    $     (19,921)    $     (8,719)
                                                ==========       ===========     =============     ============

EARNINGS (LOSS) PER SHARE:
     Basic                                      $     0.16       $     (0.17)    $       (0.88)    $      (0.41)
                                                ==========       ===========     =============     ============
     Diluted                                    $     0.15       $     (0.17)    $       (0.88)    $      (0.41)
                                                ==========       ===========     =============     ============

WEIGHTED AVERAGE SHARES:
     Basic                                          25,470            21,410            22,762           21,428
                                                ==========       ===========     =============     ============
     Diluted                                        26,091            21,410            22,762           21,428
                                                ==========       ===========     =============     ============

       The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                                                 For the Nine Months Ended
                                                                               -----------------------------
                                                                               December 31,        January 2,
                                                                                   2000               2000
                                                                               -----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                   $   (19,921)         $   (8,719)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities -
        Depreciation and goodwill amortization                                     69,714              74,385
        Amortization of deferred financing costs                                    3,530               2,704
        (Gain) loss on asset sales                                                (13,000)              3,175
        Purchased research & development                                                -              14,262
        Deferred income taxes                                                     (12,467)             (2,272)
        Amortization of original issue discount on notes                            8,225               7,491
        Provision for losses on accounts receivable                                 5,777               4,988
        Provision for restructuring and other                                      39,181                   -
        Provision for severance and patent infringement litigation                      -                 400
        Minority interest                                                           1,205               1,348
   Net proceeds from sales of receivables                                         161,821               4,208
   Changes in assets and liabilities excluding
     effects of acquisitions and divestitures -
        Receivables                                                               (65,452)            (97,272)
        Inventories                                                                 2,365              39,812
        Prepaid expenses and other                                                  1,059               1,316
        Payables                                                                  (33,957)            (14,711)
        Accrued expenses                                                           (9,313)            (42,450)
        Noncurrent liabilities                                                    (21,857)            (13,333)
        Other, net                                                                (26,949)             (1,438)
                                                                               ----------          ----------
          Net cash provided by (used in) operating activities                      89,961             (26,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
   GNB acquisition, net of cash acquired of $17,098                              (320,902)                  -
   Other acquisitions of certain businesses, net of cash acquired                       -              (2,700)
   Capital expenditures                                                           (38,248)            (44,766)
   Proceeds from sale of assets                                                    36,919              46,534
   Insurance proceeds from fire damage                                                  -                 807
                                                                               ----------          ----------
          Net cash used in investing activities                                  (322,231)               (125)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                                                  967              14,774
   Borrowings under Global Credit Facilities Agreement                            523,617             504,751
   Repayments under Global Credit Facilities Agreement                           (491,514)           (462,934)
   GNB acquisition debt                                                           250,000                   -
   Decrease in other debt                                                               -             (10,496)
   Debt issuance costs                                                            (12,000)               (678)
   Dividends paid                                                                  (1,364)             (1,281)
                                                                               ----------          ----------
          Net cash provided by financing activities                               269,706              44,136

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS                                                                (988)             (1,423)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          36,448              16,482
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     28,110              20,596
                                                                               ----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   64,558          $   37,078
                                                                               ==========          ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for -
        Interest (net of amount capitalized)                                  $    75,364          $   80,618
        Income taxes (net of refunds)                                         $     7,682          $   11,096


        The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                (In thousands, except share and per-share data)
                                  (Unaudited)


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

The Company acquired GNB Technologies, Inc. (GNB) on September 29, 2000 (see
Note 6). The Company's stock issuance related to the GNB acquisition is considered a non cash investing activity in the accompanying consolidated statements of cash flows. The Company's warrant issuance related to the GNB acquisition is considered a non cash financing activity in the accompanying consolidated statements of cash flows.

The diluted earnings per share calculation for the third quarter of fiscal 2001 included the impact of 621,000 net dilutive securities such as options and warrants.

There is no difference between the weighted average basic and diluted shares in the current and prior year to date earnings per share calculations, nor the calculation for the third quarter of fiscal 2000, because the effects of any outstanding stock options, grants and convertible securities were antidilutive.

Options to purchase approximately 5.3 million and 5.2 million shares at prices ranging from $9.0625 to $29.50 and $10.125 to $29.50 were outstanding during the third quarters of fiscal 2001 and fiscal 2000, respectively, but were not included in the computation of diluted EPS. In fiscal 2001, these options were not included as the options' exercise prices were greater than the average market price of the common shares and, in fiscal 2000, these options were not included since the Company reported a net loss. These options expire in the years 2001 to 2010 and 2001 to 2009, respectively. The current year options include those granted under the 2000 Broad-Based Stock Incentive Plan.

Total comprehensive income (loss) and its components are as follows:

                               For the Three Months Ended    For the Nine Months Ended
                              -----------------------------------------------------------
                              December 31,      January 2,   December 31,     January 2,
                                  2000            2000          2000             2000
                              -----------      ----------    -----------     ----------
Net income (loss)             $     3,968      $  (3,643)    $  (19,921)     $  (8,719)
Change in cumulative
 translation adjustment            15,625        (21,121)        (3,942)       (26,061)
                              -----------      ----------    -----------     ----------
Total comprehensive
 income (loss)                $    19,593      $ (24,764)    $  (23,863)     $ (34,780)
                              ===========      ==========    ===========     ==========


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

The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin 101 (SAB101) which provides guidance on revenue recognition. This bulletin is effective for the Company in the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of SAB101 on its financial statements.


(2)  INVENTORIES
----------------

Inventories, valued by the first-in, first-out ("FIFO") method, comprise:

                                           December 31,        March 31,
                                              2000               2000
                                          --------------     -------------

Raw materials                              $    122,441       $   111,168
Work-in-process                                 107,651            64,412
Finished goods                                  287,624           230,140
                                          --------------     -------------
                                           $    517,716       $   405,720
                                          ==============     =============


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

  North America

  The Company has been advised by the U.S. Environmental Protection Agency ("EPA") or state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 89 federally defined Superfund or state equivalent sites (including 16 GNB sites). At 58 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

  The Company currently has greater than 50% liability at four Superfund sites. Other than these sites, the Company's allocation exceeds 5% at only eight sites for which the Company's share of liability has not been paid as of December 31, 2000. The current allocation at these eight sites averages approximately 22%.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of December 31, 2000 the amount of such reserves on the Company's consolidated balance sheet was $90,100, including $62,000 related to GNB facilities. Of this amount, $69,700 was included in other noncurrent liabilities. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible.


(4)  COMMITMENTS AND CONTINGENCIES
----------------------------------

Exide is now or recently has been involved in several lawsuits pending in state and federal courts in Alabama, Mississippi, Pennsylvania and South Carolina, some of which were brought as purported class actions. These actions allege that Exide sold old or used batteries as new batteries, sold defective and mislabeled batteries and improperly credited customer accounts. The plaintiffs in these cases are seeking compensatory and punitive damages and injunctive relief.

In May 2000, Exide and counsel for the plaintiffs agreed to a settlement, subject to several material contingencies, applicable notice, and court approval, in the following battery quality cases: Martin v. Exide, filed July 12, 1998 in the United States District Court for the District of South Carolina (the "Martin case"); Lush et al. v. Exide, filed November 18, 1999 in the Circuit Court for Claiborne County, Mississippi; Gamma Group, et al. v. Exide, filed January 29, 1999 in the United States District Court for the Eastern District of Pennsylvania and Exide v. East Alabama Auto Parts Anniston, Inc., filed April 24, 1996 in the Circuit Court of Calhoun County Alabama (the "East Alabama case"). The Alabama Attorney General had intervened in the East Alabama case in November 1999. The Attorney General's claim was dismissed on November 2, 2000 pursuant to a settlement. Exide reserved approximately $13,400 for the settlement of the private claims and the Alabama Attorney General claims in the fourth quarter of fiscal 2000. February 16, 2001 is the deadline for potential class members to decide whether to join the settlement class or to reserve the right to sue independently. Additionally, a Fairness Hearing is scheduled with the court on March 1, 2001.

On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15,000. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. Discovery in this case is ongoing.

Exide is currently involved in litigation with certain former members of senior management. One of these cases, Arthur M. Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan, involves a claim by Mr. Hawkins to enforce his separation agreement with Exide and causes of action for violation of ERISA and breach of contract. Mr. Hawkins also alleges cancellation without notice of 240,406 shares of restricted stock. Exide has filed a counterclaim asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings. All three cases were stayed at the request of Messrs. Pearson and Gauthier on October 10, 2000 and at the request of Mr. Hawkins on January 24, 2001. The former management cited the investigation by the U.S. Attorney for the Southern District of Illinois as a basis for the stay. This investigation is discussed below.

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

On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. JCI alleges that Exide, through Arthur Hawkins, Alan Gauthier, Douglas Pearson and Joseph Calio, paid bribes to a Sears employee, Gary Marks, to induce him to award Sears' 1994 battery supply contract to Exide rather than JCI. JCI asserts claims against Exide for violation of section 2(c) of the Robinson-Patman Act and tortious interference with a prospective business opportunity. JCI asserts claims against Hawkins,

Gauthier and Pearson for violation of the Racketeer Influenced and Corrupt Organizations Act and tortious interference with a prospective business opportunity. Exide has filed a motion to dismiss the two claims against it for failure to state a claim upon which relief can be granted. On December 5, 2000, the Court entered an order staying the proceeding as to all defendants, including Exide, pending the outcome of the investigation by the U.S. Attorney for the Southern District of Illinois, discussed below.

On September 13 and October 14, 2000, Exide received subpoenas from the United States Attorney for the Southern District of Illinois. The subpoenas seek documents relating primarily to Exide's past business relationship, under its former management, with Sears, Roebuck and Co. Exide is cooperating fully with this investigation, and is currently conducting discussions with the government in an effort to bring this matter to resolution. Based upon positions the government has taken in recent discussions, the Company now believes that it is likely that either the Company will be indicted or that it will be required to enter into a plea agreement which will include a substantial fine.

Exide has repudiated, based on an allegation of fraud in the inducement, a battery supply contract it had with Advance Stores Company, Inc. ("Advance"). This resulted, on November 3, 2000, in a lawsuit for damages by Advance in the Western District of Virginia. This litigation is ongoing.

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


(5)  GLOBAL BUSINESS UNIT STRUCTURE REALIGNMENT
-----------------------------------------------

The Company announced in fiscal 2000 a realignment to a customer-focused global business unit structure, effective April 1, 2000, to allow the Company to more effectively service all of its customers' needs and requirements. This strategy replaced the Company's geographic based structure in place through March 31, 2000.

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

Selected financial information concerning the Company's reportable segments are as follows:

                                         For the Three Months Ended December 31, 2000
                                         --------------------------------------------
                                Industrial             Transportation      Other(a)       Consolidated
                                ----------             --------------      --------       ------------
Net sales                       $  287,925              $   476,460     $        -         $   764,385

Gross profit                        83,728  (b)              98,568              -             182,296

Operating earnings                  23,491  (c)              22,701        (10,556)  (g)        35,636

                                         For the Three Months Ended January 2, 2000
                                         ------------------------------------------
                                Industrial             Transportation      Other(a)       Consolidated
                                ----------             --------------      --------       ------------
Net Sales                       $  198,823              $   419,705     $        -         $   618,528

Gross profit                        60,475                  111,790 (e)          -             172,265

Operating earnings                  18,252                   38,620 (e)    (20,169)  (f)        36,703

                                         For the Nine Months Ended December 31, 2000
                                         -------------------------------------------
                                Industrial             Transportation      Other(a)       Consolidated
                                ----------             --------------      --------       ------------
Net sales                       $  619,537              $ 1,104,822     $        -         $ 1,724,359

Gross profit                       185,828  (b)             255,309              -             441,137

Operating earnings                  50,968  (c)              26,163 (d)    (20,310)  (g)        56,821

                                         For the Nine Months Ended January 2, 2000
                                         -----------------------------------------
                                Industrial             Transportation      Other(a)       Consolidated
                                ----------             --------------      --------       ------------
Net Sales                       $  536,215      $         1,157,462     $        -         $ 1,693,677

Gross profit                       159,317                  291,881 (e)          -             451,198

Operating earnings                  33,940                   85,501 (e)    (31,943)  (f)        87,498

(a) Includes certain corporate expenses as well as goodwill amortization.
(b) Includes a $7,800 non-recurring charge related to the earnings effect of recording inventory at market value at the time of the acquisition of GNB.
(c) Includes $1,491 of restructuring charges (see Note 7) and the $7,800 non-recurring charge described in (b).
(d) Includes $30,000 of restructuring and other non-recurring charges (see Note
7).
(e) Includes a $3,175 non-recurring charge for the divestiture of certain businesses.
(f) Includes a $14,262 non-recurring charge for the write-off of in process research and development costs related to the acquisition of a controlling interest in Lion Compact Energy.
(g) Includes $7,690 of restructuring charges (see Note 7).

(6) GNB ACQUISITION
-------------------

On September 29, 2000, the Company acquired the global battery business of Australian-based Pacific Dunlop Limited, including its subsidiary GNB Technologies, Inc. ("GNB"), a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, for consideration of approximately $368,000 (including $333,000 in cash and 4,000 of the Company's common shares) plus assumed liabilities. Pacific Dunlop now holds an approximate 16 percent interest in the outstanding shares of common stock of the Company.

The Company financed the cash portion of the purchase price, including associated fees and expenses, through an additional $250,000 term loan under its existing senior secured Global Credit Facilities Agreement, and a $100,000 securitization of GNB accounts receivables. The Company also issued warrants for 1,286 shares with an exercise price of $8.99 per share in conjunction with such financing.

The acquisition has been accounted for using the purchase method. GNB's results of operations are included in the accompanying consolidated statement of operations for the third quarter of fiscal 2001. GNB's preliminary opening balance sheet is included in the accompanying condensed consolidated balance sheet as of December 31, 2000. This allocation is preliminary and will likely change upon resolution of open matters including the completion of appraisals, the final assessment of certain contingencies including environmental and other matters, the final identification and notification of additional restructuring activities (see Note 7), the impact of any deferred taxes and the determination of purchase price adjustments in accordance with the purchase agreement, if any.

The following unaudited supplemental information reflects the Company's pro forma results of operations for the periods shown by combining the historical results of the Company and GNB and including the impact of goodwill amortization and the impact of other applicable purchase accounting adjustments, as well as interest expense on acquisition financing, together with related income tax effects, assuming the acquisition had occurred at the beginning of the earliest period presented. The pro forma earnings per share calculations below also include the impact of the 4,000 shares issued as part of the acquisition consideration. This pro forma information does not purport to represent what the Company's results of operations would have actually been had the acquisition occurred as of an earlier date or project the results of any future period.


                        For the Three Months Ended   For the Nine Months Ended
                        --------------------------   ---------------------------
                                 January 2,           December 31,    January 2,
                                  2000 (a)             2000 (b)       2000 (c)
                                ------------         -------------   -----------
Net sales                       $    846,760           $ 2,213,674   $ 2,366,929
Net (loss)                      $     (6,510)          $   (35,837)  $   (90,584)
Earnings per share:
   Basic                        $      (0.26)          $     (1.34)  $     (3.56)
   Diluted                      $      (0.26)          $     (1.34)  $     (3.56)

(a) Includes the Company's charge of $14,300 or $.56 per share, related to the write-off of in-process research and development costs related to the acquisition of a controlling interest in Lion Compact Energy and a charge of $1,937, net of tax or $.08 per share for the divestiture of non-core businesses.

(b) Includes the Company's restructuring and other charges (see Note 7) of $23,900, net of tax or $.89 per share and GNB restructuring and environmental charges of $13,237, net of tax or $.49 per share. Also, includes the charge related to the earnings effect of recording inventory at market value at the time of the GNB acquisition of $4,758, net of tax or $.18 per share and the gain on the sale of the Company's interest in Yuasa (see Note 8) of $7,930, net of tax or $.30 per share.

(c) Includes GNB fixed asset write-downs and restructuring charges of $75,542, or $2.96 per share.

(7) RESTRUCTURING
-----------------

The Company has been pursuing its strategy of growing its industrial business and restructuring its transportation business to improve earnings and cash flow. As part of that strategy, the Company, on September 29, 2000, announced the first stage of its restructuring plans following the GNB acquisition. The initial plan included the closure of GNB's Dallas facility, closure of certain GNB and Exide distribution centers and branches and reductions in sales, marketing and support staff.

The Company also announced, on August 28, 2000, actions to improve the profitability of its Transportation business, including the closing of automotive battery manufacturing operations in Maple, Ontario; merging its Canadian and U.S. sales organizations; closing 11 North American distribution facilities and the reduction of its motorsports sponsorships.

As a result of the above actions, in the second quarter of fiscal 2001 the Company recorded pre-tax charges totaling $30,000 ($18,300 net of tax or $.86 per share) consisting of $25,100 of restructuring costs and $4,900 of merger integration and other nonrecurring costs. The restructuring charges included $13,400 for the closure of the Maple, Ontario automotive battery manufacturing operations, $4,000 for the closure of branches and offices, $7,300 for severance and other costs for reductions in staff and $400 of other restructuring costs. Of the total $30,000 charge, $12,300 is cash related and is expected to be spent within a year.

The Company also recorded $12,000 of restructuring reserves in GNB's preliminary opening balance sheet related to the above actions, which are expected to be spent over the next four quarters.

In the third quarter of fiscal 2001 the Company recorded $9,181 of additional restructuring charges including $5,800 for the consolidation of accounting functions in Europe and $1,491 for certain restructuring activities in the Company's European Industrial operations. The remaining charges relate to ongoing restructuring costs for the plan, announced in the second quarter of fiscal 2001, to reduce the Company's sales, marketing and support staff, as well as additional branch restructuring costs.

Through December 31, 2000, $12,300 of charges against the above reserves have occurred consisting of $5,000 of severance and other cash payments and $7,300 of asset write-downs. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

Additional restructuring charges will be recorded in the future as additional plant closures and consolidation of administrative functions are identified as part of the Company's program to improve our cost structure and to continue to integrate GNB's operations.

The Company recorded restructuring charges of $39,336 in the fourth quarter of fiscal 2000, consisting of $20,000 in severance benefits and $19,336 for targeted plant and branch closings, primarily related to the realignment to a customer-focused global business unit structure discussed in Note 5. The charges related to the Company's planned closures of manufacturing operations and other facilities, including the Reading, Pennsylvania plant and six branches in the U.S., as well as the ongoing consolidation of European operations, and includes headcount reductions of 168 employees in the U.S. and Europe. Through December 31, 2000, $25,835 of charges against the reserve have occurred consisting of $15,163 of severance and other cash payments (including $12,553 in the first nine months of fiscal 2001) and $10,672 of asset write-downs. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

(8) SALE OF YUASA INVESTMENT
----------------------------

On November 10, 2000 the Company sold its 13.5 percent interest in Yuasa Inc. for $29,900. The Company reported a pre-tax gain in other income of $13,000 on the sale of this investment in the third quarter of fiscal 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Factors Which Affect Our Financial Performance:

Competition. The Transportation and Industrial battery markets in North America and Europe, are highly competitive. In recent years, competition has continued to intensify and we continue to come under increasing pressure for price reductions. This competition has been exacerbated by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting our European markets.

Exchange Rates. We are exposed to foreign currency risk in most European countries, principally Germany, France, the United Kingdom, Spain, and Italy. We are also now exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim as a result of the GNB acquisition. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of our non-US sales. In some instances gains in one currency may be offset by losses in another. Our results for the periods presented were adversely impacted by the overall weakness in European currencies.

Interest Rates. We are exposed to fluctuations in interest rates on our variable rate debt.

Weather. Unusually cold winters or hot summers accelerate automotive battery failure and increase demand for automotive replacement batteries.

Lead. Lead is the principal raw material used in the manufacture of batteries, representing approximately one-third of our cost of goods sold. The market price of lead fluctuates significantly. Generally, when lead prices decrease, many of our customers seek disproportionate price reductions from us, and when lead prices increase, customers tend to be more accepting of price increases.

Results of Operations

Three months ended December 31, 2000 compared with the three months ended
-------------------------------------------------------------------------
January 2, 2000.
---------------

Net sales increased 23.6% ($145.9 million) to $764.4 million in the third quarter of fiscal 2001 from $618.5 million in the third quarter of fiscal 2000, primarily due to the addition of GNB's operations. The third quarter of fiscal 2001 was the first fiscal quarter following the closing of the GNB acquisition on September 29, 2000. GNB's net sales in the third quarter of fiscal 2000 were $228.2 million. The increase resulting from GNB's operations, along with increased Industrial sales, was offset by lower Transportation sales volume. Net sales were also negatively impacted by $63.8 million due to the weaker Euro.

Industrial battery sales for the third quarter of fiscal 2001 were $287.9 million versus $198.8 million in the third quarter of fiscal 2000. GNB's net sales in its Industrial business were $87.9 million in the third quarter of fiscal 2000. Currency negatively impacted Industrial net sales by approximately $33.5 million. The improvement on a constant currency basis resulted from strong North American and European Industrial demand in our network power markets, particularly related to telecommunication applications, as well as demand in our motive power markets, including forklift and other material handling equipment applications.

Net sales in the Transportation segment increased 13.5% to $476.5 million versus $419.7 million last year. GNB's net sales in its Transportation business were $140.3 in the third quarter of fiscal 2000. The addition of GNB's operations were offset primarily by volume declines in the North American and European aftermarket sector. Also, currency unfavorably impacted Transportation net sales by approximately $30.3 million.

Gross profit increased $10.0 million to $182.3 million in the third quarter of fiscal 2001 from $172.3 million in the third quarter in the prior year. GNB's gross profit was $35.3 million in the third quarter of fiscal 2000. Weak European currencies versus the U.S. dollar impacted gross profit by approximately $18.3 million. The gross profit margin decreased to 23.8% in the third quarter of fiscal 2001 from 27.9% in the third quarter of fiscal 2000 due to lower GNB Transportation gross profit margins offset somewhat by the strong Industrial battery operations and cost reduction measures. Gross profit was also negatively impacted by the recording of a $7.8 million nonrecurring charge in cost of sales related to the earnings effect of recording Industrial inventory at market value at the time of the acquisition of GNB. The Company recorded a $3.2 million nonrecurring charge in the third quarter of the prior year for the divestiture of certain non-core businesses.

Industrial battery gross profit was $83.7 million this year versus $60.5 million last year. GNB's Industrial gross profit was $23.8 million in the third quarter of fiscal 2000. Strong Industrial demand was offset by $9.9 million in negative currency impact and the $7.8 million non-recurring charge to cost of sales described above. Gross margin as a percent of net sales was 29.1% in the current year versus 30.4% last year. Excluding nonrecurring charges, gross profit was 31.8% this year.

Transportation battery gross profit was $98.6 million this year versus $111.8 million last year with the negative impact of North American and European aftermarket volume declines primarily causing this decrease, along with a currency impact of $8.4 million. GNB's gross profit was $11.5 million in the third quarter of fiscal 2000. Gross margins were 20.7% in the current year versus 26.6% in the prior year with the decrease primarily attributable to the inclusion of lower GNB profit margins in the third quarter of fiscal 2001. The Company recorded a $3.2 million nonrecurring charge in the third quarter of the prior year for the divestiture of certain non-core businesses.

Selling, general and administrative expenses increased $11.1 million, from $135.6 million in the third quarter of fiscal 2000 to $146.7 million in the third quarter of fiscal 2001. GNB had $27.9 million of operating expenses in the third quarter of fiscal 2000. A charge of $9.2 million was recorded in the current year for restructuring activities, including $5.8 million for the consolidation of accounting functions in Europe and $1.5 million for certain restructuring activities in the Company's European Industrial operations. In the third quarter of fiscal 2000, the Company recorded a $14.3 million nonrecurring charge for the write-off of in-process research and development costs related to the acquisition of a controlling interest in Lion Compact Energy. Weaker European currencies favorably impacted operating expenses by approximately $14.0 million. Excluding the above, the current year decrease in selling, general and administrative expenses was primarily due to lower variable operating expenses due to lower sales levels and the impact of cost-reduction programs.

Operating income was $35.6 million versus $36.7 million last year. Excluding the impact of non-recurring charges aggregating $17.0 million in the third quarter of fiscal 2001 and $17.4 million in the third quarter of fiscal 2000 described above, operating income decreased $1.5 million including the negative impact of currency translation of approximately $4.3 million. Industrial operating income, after excluding the $7.8 million non-recurring charge to cost of sales described above and the $1.5 million restructuring charge described above was $32.8 million, or 11.4% of net sales, this year versus $18.3 million, or 9.2% of net sales, last year. Transportation operating income, excluding the prior year divestiture charge of $3.2 million, was $22.7 million, or 4.8% of net sales, this year versus $41.8 million, or 10.0% of net sales, last year. These changes are a result of the matters discussed above.

Interest expense increased $7.5 million from $27.1 million to $34.6 million primarily due to interest charges related to the GNB acquisition financing.

Other (income) expense, net was $(8.7) million in the third quarter of fiscal 2001 versus $4.2 million in the third quarter of fiscal 2000. The change was primarily due to the $13.0 million gain related to the Company's sale of its stake in Yuasa, Inc. in the current year. Additional losses on receivables sold related to the GNB acquisition financing were offset by the impact of currency transaction gains in the third quarter of fiscal 2001 versus currency transaction losses in the third quarter of fiscal 2000.

In the third quarter of fiscal 2001, income tax expense of $5.3 million was recorded on income of $9.8 million. In fiscal 2000, income tax expense of $8.4 million was recorded on income of $5.5 million. The difference between the federal statutory rate and the effective rate is primarily due to certain nondeductible goodwill and differences in rates on foreign subsidiaries. Also, in fiscal 2000 a valuation allowance was recorded on certain tax benefits deemed not to meet the more likely than not realizable assessment of generally accepted accounting principles.

Net income of $4.0 million in the third quarter of fiscal 2001 versus a net loss of $(3.6) million in the third quarter of fiscal 2000 resulted from the items discussed above.

Nine months ended December 31, 2000 compared with the nine months ended January
-------------------------------------------------------------------------------
2, 2000.
-------

Net sales increased 1.8% ($30.7 million) to $1,724.4 million for the first nine months of fiscal

2001 from $1,693.7 million for the same period last year. Included in current year net sales is the addition of GNB's operations beginning in the third fiscal quarter. GNB's net sales in the third quarter of fiscal 2000 were $228.2 million. The increase resulting from GNB's operations in the third quarter of fiscal 2001, along with increased Industrial sales, was offset by lower Transportation sales volume. Net sales were also negatively impacted by $150.8 million due to the weaker Euro.

Industrial battery sales for the first nine months of fiscal 2001 were $ 619.5 million versus $536.2 million in the first nine months of fiscal 2000. GNB's net sales in its Industrial business were $87.9 million in the third quarter of fiscal 2000. Currency negatively impacted Industrial net sales by approximately $81.0 million. The improvement on a constant currency basis resulted from strong European Industrial demand, as well as strong demand in North America in the third quarter of fiscal 2001, in our network power markets, particularly related to telecommunication applications, as well as demand in our motive power markets, including forklift and other material handling equipment applications.

Net sales in the Transportation segment for the first nine months of fiscal 2001 decreased 4.6% to $1,104.8 million versus $1,157.5 million last year. GNB's net sales in its Transportation business were $140.3 in the third quarter of fiscal 2000. The addition of GNB's operations were offset primarily by volume declines in the North American and European aftermarket sector. Also, currency unfavorably impacted Transportation net sales by approximately $69.9 million.

Gross profit decreased 2.2% ($10.1 million) to $441.1 million for the first nine months of fiscal 2001 compared to $451.2 million in the same period in the prior year. GNB's gross profit was $35.3 million in the third quarter of fiscal 2000. Weak European currencies versus the U.S. dollar negatively impacted gross profit by approximately $43.5 million. The gross profit margin decreased to 25.6% in the first nine months of fiscal 2001 from 26.6% for the first nine months of fiscal 2000 due to weak Transportation gross profit margins offset by the strong Industrial battery operations and cost reduction measures. Gross profit was also negatively impacted in the current year by the recording of a $7.8 million nonrecurring charge in cost of sales related to the earnings effect of recording Industrial inventory at market value at the time of the acquisition of GNB. The Company recorded a $3.2 million nonrecurring charge in the third quarter of the prior year for the divestiture of certain non-core businesses.

Industrial battery gross profit was $185.8 million this year versus $159.3 million last year. GNB's Industrial gross profit was $23.8 million in the third quarter of fiscal 2000. Strong Industrial demand in the current year was offset by $24.4 million in negative currency impact and by the $7.8 million non-recurring charge in the third quarter to cost of sales described above. Gross margin as a percent of net sales was 30.0% in the current year versus 29.7% last year.

Transportation battery gross profit was $ 255.3 million this year versus $ 291.9 million last year with the negative impact of North American and European aftermarket volume declines primarily causing this decrease, along with a currency impact of $19.1 million. GNB's gross profit was $11.5 million in the third quarter of fiscal 2000. Gross margins were 23.1% in the current year versus 25.2% in the prior year with the decrease primarily attributable to the inclusion of lower GNB profit margins in the third quarter of fiscal 2001. The Company recorded a $3.2 million non-recurring charge in the third quarter of the prior year for the divestiture of certain non-core businesses.

Selling, general and administrative expenses increased $20.6 million, from $363.7 million in the first nine months of fiscal 2000 to $384.3 million in the first nine months of fiscal 2001. GNB had $27.8 million of operating expenses in the third quarter of fiscal 2000. The Company recorded restructuring and other charges totaling $39.2 million in the current year consisting of $33.8 million of restructuring costs and $5.4 million of merger integration and other nonrecurring costs. The restructuring charges included $13.4 million for the closure of the Maple, Ontario automotive manufacturing operations, $8.3 million for severance and other costs for reductions in staff, $5.8 million for the consolidation of accounting functions in Europe, $4.4 million for the closure of branches and offices, $1.5 million for certain restructuring activities in the Company's European Industrial operations and $0.4 million of other restructuring costs. In the third quarter of fiscal 2000, the Company recorded a $14.3 million nonrecurring charge for the write-off of in-process research and development costs related to the acquisition of a controlling interest in Lion Compact Energy. Weaker European currencies favorably impacted operating expenses by approximately $35.2 million in the first nine months of fiscal 2001. Excluding the above, the current year decrease in selling, general and administrative expenses was primarily due to lower variable operating expenses due to lower sales volume and the impact of cost-reduction programs.

Operating income was $56.8 million versus $87.5 million last year. Excluding the impact of non-recurring charges aggregating $47.0 million in the first nine months of fiscal 2001 and $17.4 million in the first nine months of fiscal 2000 described above, operating income decreased $1.1 million including the negative impact of currency translation of approximately $8.3 million. Industrial operating income, after excluding the $7.8 million non-recurring charge to cost of sales described above and the $1.5 million restructuring charge described above was $60.3 million, or 9.7% of net sales, this year versus $33.9 million, or 6.3% of net sales, last year. Transportation operating income, excluding the $30.0 million restructuring charge recorded in the second quarter this year and the prior year divestiture charge of $3.2 million, was $56.2 million, or 5.1% of net sales, this year versus $88.7 million, or 7.7% of net sales, last year. These changes are a result of the matters discussed above.

Interest expense increased $6.1 million from $79.1 million to $85.2 million as a result of the impact of additional interest charges on the GNB acquisition financing offset partially by the impact of weaker European currencies.

Other expense, net was $(4.9) million for the first nine months of fiscal 2001 versus $6.9 million in the first nine months of fiscal 2000. The change was primarily due to the $13.0 million gain related to the Company's sale of its stake in Yuasa, Inc. The rest of the change was caused by additional losses on receivables sold related to the GNB acquisition financing in fiscal 2001 and gains on sales of assets in fiscal 2000 offsetting a more favorable impact from currency transaction gains and losses in fiscal 2001.

In fiscal 2001, income tax benefits of $4.7 million were recorded on losses of $23.4 million. In fiscal 2000, income tax expense of $8.9 million was recorded on income of $1.5 million. The difference between the federal statutory rate and the effective rate is primarily due to certain nondeductible goodwill and differences in rates on foreign subsidiaries. Also, in fiscal 2000 a valuation allowance was recorded on certain tax benefits deemed not to meet the more likely than not realizable assessment of generally accepted accounting principles.

The net loss was ($19.9) million in the first nine months of the current year versus ($8.7) million last year as a result of the items discussed above.

Acquisition of GNB

As discussed in Note 6, on September 29, 2000, the Company acquired the global battery business of GNB, a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, for consideration of approximately $368 million (including $333 million in cash and four million of the Company's common shares) plus assumed liabilities.

The Company financed the cash portion of the purchase price, including associated fees and expenses, through an additional $250 million term loan under its existing senior secured Global Credit Facilities Agreement, and a $100 million securitization of GNB accounts receivables. The Company also issued warrants for 1,286,000 shares with an exercise price of $8.99 per share in conjunction with such financing.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on indebtedness and capital expenditures. Historically, we have met these liquidity requirements through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash was generated in fiscal 2000 and in the current year, and is expected to be generated during the remainder of fiscal 2001, from the sale of non-core businesses. The Company has a U.S. receivables purchase agreement and a European receivables purchase agreement under which the other parties have committed, subject to certain exceptions, to purchase selected accounts receivable, up to a maximum commitment of $200.0 million (including GNB receivables) and $175.0 million, respectively.

Because of the seasonality of our business, more cash is typically generated in our third and fourth fiscal quarters than the first and second quarters. Our greatest cash demands from operations occur during the months of June through October. We believe we will be able to meet our requirements for liquidity with cash generated from operations, reduced working capital requirements, borrowings under the revolving credit portion of our senior secured Global Credit Facilities Agreement, the proceeds from sales of accounts receivable under our securitization facilities and/or sales of non-core businesses and assets.

Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding discounts on receivables sold, was $142.6 million for the first nine months this year versus $162.4 million in the prior year. Excluding the nonrecurring charges described above, EBITDA, on a constant currency basis, was $193.4 million for the first nine months of this year versus $180.0 last year. GNB had EBITDA of $16.6 million in the third quarter of fiscal 2000. Cash flows provided by operating activities were $90.0 million (of which $161.8 million related to net sales of receivables, including the sale of GNB receivables in connection with the acquisition) in the first nine months of fiscal 2001. This compares to cash flows used in operating activities of $26.1 million (net of $4.2 million related to sales of receivables) in the first nine months of fiscal 2000. Primary working capital at the end of the third quarter this year was $671.3 million, as compared to $667.2 million for the same period last year. Primary working capital year on year is down approximately $90 million, excluding currency impacts, divestitures and GNB, principally due to inventory reductions. GNB's operations had approximately $135 million in primary working capital at December 31, 2000.

Our capital expenditures were $38.2 million and $44.8 million in the nine months ended December 31, 2000 and January 2, 2000, respectively. Capital expenditures are estimated to be approximately $ 25 million in the fourth quarter of fiscal 2001, including expenditures at GNB facilities.

The Company generated more than $80.0 million in cash and assumed liabilities from the sale of non-core businesses and other assets in fiscal 2000. On November 10, 2000 the Company sold its 13.5 percent interest in Yuasa Inc. for $29.9 million. The Company sold its Sure Start remanufactured starter and alternator business during the first quarter of this year for total consideration of $8.0 million, including $3.0 million of cash at closing and $2.5 million of assumed liabilities. Other asset sales in the first nine months of fiscal 2001 yielded $4.0 million of additional cash proceeds. Proceeds from these sales in fiscal 2001 and fiscal 2000 were primarily used to reduce debt. Businesses planned to be sold in the fourth quarter of fiscal 2001 and first quarter of fiscal 2002 are expected to generate cash of approximately $ 35 million.

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

The Company also announced, on August 28, 2000, actions to improve the profitability of its Transportation business, including the closing of automotive battery manufacturing operations in Maple, Ontario; merging its Canadian and U.S. sales organizations; closing 11 North American distribution facilities and the restructuring of its motorsports sponsorships. This facility is currently being redeveloped for Industrial battery manufacturing.

As a result of the above actions, in the second quarter of fiscal 2001 the Company recorded pre-tax charges totaling $30.0 million ($18.3 million net of tax). The charges consisted of $25.1 million of restructuring costs and $4.9 million of merger integration and other nonrecurring costs. Of the total $30.0 million charge, $12.3 million will be spent in cash over the next four quarters. These cash outlays will be offset by prospective operating cost savings.

In the third quarter of fiscal 2001 the Company recorded $9.2 million of additional restructuring charges including $5.8 million for the consolidation of accounting functions in Europe and $1.5 million for certain restructuring activities in the Company's European Industrial operations. The remaining charges relate to ongoing restructuring costs for the plan, announced in the second quarter of fiscal 2001, to reduce the Company's sales, marketing and support staff, as well as additional branch restructuring costs.

The Company also recorded $12.0 million of restructuring reserves in GNB's preliminary opening balance sheet related to the above actions, which are expected to be spent within a year.

Through December 31, 2000, $12.3 million of expenditures against the above reserves have occurred consisting of $5.0 million of severance and other cash payments and $7.3 million of asset write-downs. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

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

The expected cash portion of the fourth quarter fiscal 2000 charge, largely related to severance, is primarily being paid out in fiscal 2001. These cash outlays will be offset by prospective operating cost savings. Cash payments for severance in the first nine months of fiscal 2001 were approximately $12.6 million. Through December 31, 2000, $25.8 million of charges against the reserve have occurred consisting of $15.1 million of severance and other cash payments and $10.7 million of asset writedowns. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

Additional restructuring charges will be recorded in the future as additional plant closures and consolidation of administrative functions are identified as part of the Company's program to improve our cost structure and to continue to integrate GNB's operations.

Total debt at the end of the third quarter was $1,392.6 million, including the new debt from the GNB acquisition, as compared to $1,244.2 million at this same time last year. Our availability under our credit line was approximately $120 million at quarter end. The use of such availability may be limited by certain covenants in the senior secured Global Credit Facilities Agreement. Increases in interest rates on such obligations could adversely affect our results of operations and financial condition. Weighted average interest rates on the Company's pre-GNB senior secured Global Credit Facilities Agreement debt have increased approximately 1.5% due to the GNB acquisition. Interest on the GNB acquisition debt is based on LIBOR plus 4.5%.

We had an interest rate collar agreement, which reduced the impact of changes in interest rates on a portion of our floating rate debt. The collar agreement effectively limited the PIBOR (Paris Interbank Offered Rate) base interest rate on 593.1 million French Francs (U.S. $100 million) of borrowings to no more than 6.6% and no less than 3.5% through December 23, 2000.

We had two currency and interest rate swap agreements which effectively converted $110.5 million of borrowings under the senior secured Global Credit Facilities Agreement and certain intercompany loans into 406.2 million French Francs (U.S. $68.5 million) and 25.2 million British pounds sterling (U.S. $42 million). We received LIBOR and paid PIBOR and pound sterling LIBOR. The Company terminated these agreements on December 27, 2000 and received a cash payment of 13.7 million Euros and 3.3 million British pounds sterling, respectively. Simultaneously, the Company entered into a six month forward contract to continue to hedge these transactions.

During the fourth quarter of fiscal 2000 the Company assigned 382.5 million French Francs (U.S. $64.5 million) of its then existing currency and interest rate swap agreement to a new counterparty and received a cash payment of 8.5 million Euros. Simultaneously, the Company entered into a new 66.8 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement. The Company terminated this agreement in the second quarter of fiscal 2001 and received a cash payment of 6.2 million Euros. Simultaneously, the Company entered into a new 73.1 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement with this same counterparty. The Company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%.

We entered into a $60.0 million two year interest rate swap agreement on October 18, 2000 for which we will pay a quarterly fixed rate of 6.55% and receive a three month LIBOR rate (currently 6.88%). This swap hedges a portion of the variable interest exposure on our $900 million Global Credit Facilities Agreement Tranche B Term Loans.

On January 17,2001 we entered into an interest rate cap agreement, which reduces the impact of changes in interest rates on a portion of our floating rate debt. The cap agreement effectively limits the three-month LIBOR based interest rate on $70 million of our U.S. borrowings to no more than 6.5% through July 17, 2003.

Our variable rate based debt was approximately $638 million at December 31,2000 with $130 million of that debt hedged as discussed above.

We have entered into certain forward contracts and option contracts in fiscal 2001 to hedge the purchase price of lead on a portion of the Company's lead usage being sourced through external purchases. Such contracts are effective through the fourth quarter of fiscal 2002.

As of December 31, 2000, we have significant net operating loss carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and certain European countries' taxable income.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks.

There were no significant changes to the quantitative and qualitative market risks as of December 31, 2000. See our Form 10-K for the fiscal year ended March 31, 2000 for this information.

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

The Company's core business, the design, manufacture and sale of lead acid batteries, and the Company's structure involve risk and uncertainty. Important factors that could affect the Company's results include, but are not limited to
(i) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (ii) the Company's substantial debt and debt service requirements which restrict the Company's operational and financial flexibility, as well as imposing significant interest and financing costs, (iii) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (iv) the Company's assets include the tax benefits of certain net operating loss carry forwards, realization of which are dependent upon future taxable income, (v) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company's results because it is a major constituent in most of the Company's products, (vi) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (vii) the Company's consolidation and rationalization of our European entities requires substantial management time and financial and other resources and is not without risk, (viii) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, (ix) the Company's integration of GNB requires substantial management time and is not without risk and (x) the Company is exposed to fluctuations in interest rates on our variable rate debt which can affect the Company's results. Therefore, the Company cautions each reader of this report to carefully consider those factors set forth above, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

PART II.        OTHER INFORMATION
---------------------------------

Item 1.  Legal Proceedings.

Exide is now or recently has been involved in several lawsuits pending in state and federal courts in Alabama, Mississippi, Pennsylvania and South Carolina, some of which were brought as purported class actions. These actions allege that Exide sold old or used batteries as new batteries, sold defective and mislabeled batteries and improperly credited customer accounts. The plaintiffs in these cases are seeking compensatory and punitive damages and injunctive relief.

In May 2000, Exide and counsel for the plaintiffs agreed to a settlement, subject to several material contingencies, applicable notice, and court approval, in the following battery quality cases: Martin v. Exide, filed July 12, 1998 in the United States District Court for the District of South Carolina (the "Martin case"); Lush et al. v. Exide, filed November 18, 1999 in the Circuit Court for Claiborne County, Mississippi; Gamma Group, et al. v. Exide, filed January 29, 1999 in the United States District Court for the Eastern District of Pennsylvania and Exide v. East Alabama Auto Parts Anniston, Inc., filed April 24, 1996 in the Circuit Court of Calhoun County Alabama (the "East Alabama case"). The Alabama Attorney General had intervened in the East Alabama case in November 1999. The Attorney General's claim was dismissed on November 2, 2000 pursuant to a settlement. Exide reserved approximately $13.4 million for the settlement of the private claims and the Alabama Attorney General claims in the fourth quarter of fiscal 2000. February 16, 2001 is the deadline for potential class members to decide whether to join the settlement class or to reserve the right to sue independently. Additionally, a Fairness Hearing is scheduled with the court on March 1, 2001.

On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15 million. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. Discovery in this case is ongoing.

Exide is currently involved in litigation with certain former members of senior management. One of these cases, Arthur M. Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan, involves a claim by Mr. Hawkins to enforce his separation agreement with Exide and causes of action for violation of ERISA and breach of contract. Mr. Hawkins also alleges cancellation without notice of 240,406 shares of restricted stock. Exide has filed a counterclaim asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings. All three cases were stayed at the request of Messrs. Pearson and Gauthier on October 10, 2000 and at the request of Mr. Hawkins on January 24, 2001. The former management cited the investigation by the U.S. Attorney for the Southern District of Illinois as a basis for the stay. This investigation is discussed below.

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

On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. JCI alleges that Exide, through Arthur Hawkins, Alan Gauthier, Douglas Pearson and Joseph Calio, paid bribes to a Sears employee, Gary Marks, to induce him to award Sears' 1994 battery supply contract to Exide rather than JCI. JCI asserts claims against Exide for violation of section 2(c) of the Robinson-Patman Act and tortious interference with a prospective business opportunity. JCI asserts claims against Hawkins, Gauthier and Pearson for violation of the Racketeer Influenced and Corrupt Organizations Act and tortious interference with a prospective business opportunity. Exide has filed a motion to dismiss the two claims against it for failure to state a claim upon which relief can be granted. On December 5, 2000, the Court entered an order staying the proceeding as to all defendants, including Exide, pending the outcome of the investigation by the U.S. Attorney for the Southern District of Illinois, discussed below.

On September 13 and October 14, 2000, Exide received subpoenas from the United States Attorney for the Southern District of Illinois. The subpoenas seek documents relating primarily to Exide's past business relationship, under its former management, with Sears, Roebuck and Co. Exide is cooperating fully with this investigation, and is currently conducting discussions with the government in an effort to bring this matter to resolution. Based upon positions the government has taken in recent discussions, the Company now believes that it is likely that either the Company will be indicted or that it will be required to enter into a plea agreement which will include a substantial fine.

Exide has repudiated, based on an allegation of fraud in the inducement, a battery supply contract it had with Advance Stores Company, Inc. ("Advance"). This resulted, on November 3, 2000, in a lawsuit for damages by Advance in the Western District of Virginia. This litigation is ongoing.

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

Item 2.  Changes in Securities and Use of Proceeds. None.


Item 3.  Defaults Upon Senior Securities.  None.


Item 4. Submission of Matters to a Vote of Security Holders. None.


Item 5.  Other Information

The Company's Amended and Restated By-Laws have been amended as summarized, in part, below:

The Company's annual meeting of stockholders shall be held at such date and time as may be designated by the Company's Board of Directors. The Company must give written or printed notice to its stockholders and directors no later than ten
(10) days before any meeting where the Company's stockholders are required or permitted to take action. A stockholder wanting to transact business at the annual meeting of stockholders must give notice to the secretary of the Company no earlier than one hundred twenty (120) and no later than ninety (90) days prior to the anniversary date of the immediately preceding annual meeting. A stockholder desiring to introduce an item of business at the Company's 2001 Annual Meeting must deliver written notice to the secretary of the Company no earlier than April 12, 2001 and no later than May 12, 2001.

The Company's Amended and Restated By-Laws are filed herewith as Exhibit 3.1.

Item 6.  Exhibits and Reports on Form 8-K.

     (c) Exhibits.

          3              Amended and Restated By-Laws of the Registrant.

         10.1 Exide Corporation 2000 Broad-Based Stock Incentive Plan, incorporated by reference to Exhibit 99 of the Registrant's December 20,2000 Registration Statement on Form S-8 (file No. 333-52266).

         10.2            Exide Corporation Non-Employee Directors Deferred Fee
                         Plan

     (d)  Reports on Form 8-K.

          On October 16, 2000, the Company filed a report on Form 8-K reporting under Item 2 the GNB acquisition.

          On November 20, 2000, the Company filed a report on Form 8-K reporting under Item 5 an amendment to the Company's Rights Agreement with American Stock Transfer and Trust Company.

          On December 13, 2000, the Company filed a report on Form 8-K/A reporting under Item 7 certain required financial statements and pro forma financial information related to the GNB acquisition.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EXIDE CORPORATION



Date:  February 7, 2001                  By:  /s/ Kevin R. Morano
      -------------------------------         ---------------------------------
                                                    Kevin R. Morano
                                                    Executive Vice President and
                                                    Chief Financial Officer