Form 10-K
period 2001-03-31
EXIDE CORP
filed 2001-06-29
CIK 813781

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ---------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended March 31, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from          to

                         Commission File Number 1-11263

                                ---------------

                               EXIDE CORPORATION
                     (doing business as Exide Technologies)
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                       23-0552730
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

                         210 Carnegie Center, Suite 500
                          Princeton, New Jersey 08540
                           Telephone: (609) 919-4946
         (Address, including zip code, and telephone number, including area code, of Registrant's Principal Executive Offices)

                                ---------------

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

                                     None.

                                ---------------


   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] .

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 27, 2001 was approximately $265,962,856. There were 25,450,991 outstanding shares of the Registrant's common stock as of June 27, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held August 10, 2001, are incorporated into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               EXIDE CORPORATION

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I

 ITEM 1  BUSINESS.......................................................    2

 ITEM 2  PROPERTIES.....................................................   16

 ITEM 3  LEGAL PROCEEDINGS..............................................   17

 ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   19

                                     PART II

 ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...........................................   20

 ITEM 6  SELECTED FINANCIAL DATA........................................   21

 ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...........................   22

 ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS....   33

 ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   34

 ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...........................   34

                                     PART III

 ITEM 10 DIRECTORS OF THE REGISTRANT....................................   35

 ITEM 11 EXECUTIVE COMPENSATION.........................................   35

 ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   35

 ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   35

                                     PART IV

 ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
         K..............................................................   36

 SIGNATURES..............................................................  38

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE................. F-1

                               EXIDE CORPORATION

                                    PART I

ITEM 1. BUSINESS

(1) General Discussion of Business

   Exide Corporation, doing business as Exide Technologies, ("Exide" or "the Company") is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Our principal executive offices are located at 210 Carnegie Center, Suite 500, Princeton, NJ 08540. We are changing our name to Exide Technologies before August 10, 2001, the date of our annual shareholders' meeting.

   We are the largest producer of lead acid batteries in the world, with fiscal 2001 net sales of approximately $2.4 billion. Through acquisitions and internal growth, we hope to become the world leader in electrical energy storage solutions. We manufacture industrial and automotive batteries in North America, Europe, the Middle East, India, Australia and New Zealand. Our industrial batteries consist of motive power batteries, such as those for use in forklift trucks and other electric vehicles, and network power batteries used for back-up power applications, such as those used for telecommunications systems. We market our automotive batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers ("OEM").

   As a result of acquisitions, including most recently GNB Technologies, Inc., discussed below, and prior acquisitions in Europe, we have become the largest battery manufacturer in the world. Our European, North American and the Pacific Rim operations represented 52%, 45% and 3%, respectively, of our fiscal 2001 net sales.

   Robert A. Lutz, Chairman and Chief Executive Officer, leads our Office of the Chairman, which includes Craig H. Muhlhauser, our President and Chief Operating Officer, and Kevin R. Morano, our Executive Vice President and Chief Financial Officer.

Acquisition of GNB

   On September 29, 2000, we acquired GNB Technologies, Inc. and related entities and assets ("GNB"), a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, from Pacific Dunlop Limited. GNB has operations in the U.S., Australia, New Zealand, Canada, Europe, Japan, South Asia, China, India and the Middle East. GNB produces industrial batteries in North America, including those used in both motive and network power applications under various brands such as Absolyte(R), Marathon(R), Sprinter(R), Champion(R) and Pacific Chloride(R). GNB also produces automotive batteries under the Champion(R), Stowaway(R) and National(R) brands, among others including many private label brands, and is a major supplier to automotive manufacturers in North America and the Pacific Rim.

(2) Financial Information about Segments

   For the year ended March 31, 2001 ("fiscal 2001"), we were primarily engaged in two industry segments, namely, the manufacture, distribution and sale of lead acid batteries within the Industrial and Transportation business segments. See Note 16 to the Company's Consolidated Financial Statements appearing elsewhere herein.

(3) Narrative Description of Business

   The Company is the largest producer of lead acid batteries in the world, based on management's estimate of current market share. The Company's fiscal 2001 net sales were approximately $2.4 billion. Our strategic focus is based on customer needs on a global basis and we manage the business accordingly. We have two primary segments: the Industrial segment and the Transportation segment. As described below, our key markets in the Industrial segment are motive power and network power. Our key markets in the Transportation segment are automotive aftermarket and automotive original equipment.

Industrial Segment

   Sales of industrial batteries represented approximately 37% of our net sales for fiscal 2001. Industrial batteries include motive power batteries and network power (standby) batteries. We believe we have the leading position in both the motive power and network power segments of the industrial battery market in the world, based on our estimate of current market share.

   Technical expertise and assistance and customer service are very important in the industrial battery market. We have technical service agreements with a number of our customers. We work closely with our customers as they develop new products, designing batteries to meet their individual needs. While we built our industrial battery business primarily by acquiring existing manufacturers with established brand names, we plan to continue to market our products under consolidated global brands based on our established reputation for quality and expertise in particular technologies.

 Industrial: Motive Power Market

   Our motive power batteries are fundamentally two-volt cells assembled in numerous combinations and sizes to provide capacities ranging from 30 Ah to 1500 Ah. We also manufacture and market a range of 6 and 12 volt monobloc batteries used on smaller forklifts, access equipment and electrically powered wheelchairs. Apart from specializing in conventional vented lead acid technology utilizing leading edge tubular positive-plate or the proven pasted plate cell design, Exide also offers other battery technologies to satisfy ever-changing motive power requirements. These include maintenance-free monobloc batteries incorporating gelled electrolyte and copper-stretched metal technology (CSM) for optimum high performance applications. In addition, we provide maintenance-free sealed batteries incorporating absorbed glass mat
(AGM) technology under the Champion(R) brand name.

   The materials handling industry provides the single largest market for motive power batteries, typically including forklifts, electric counter balance trucks, pedestrian pallet trucks, low level order pickers, turret trucks, tow tractors, reach trucks and very narrow aisle (VNA) trucks.

   Other market segments requiring motive power products include:
scrubber/dryer and sweeper machines in the floor cleaning market, scissor lifts, access platforms and telescopic zooms in the access market, buggies and carts in the golf market, mobility equipment in the wheelchair market, mining locomotives, electric road vehicles, electric boats and non-military submersible vehicles.

   Complementary to our motive power battery portfolio is an extensive range of battery chargers, watering and maintenance equipment and battery transfer equipment. Combined with our technological and service expertise, we are well positioned, globally, to offer complete solutions for motive power markets.

   The motive power battery market in Europe is divided into the original equipment market, comprised of the manufacturers of the electric vehicles described above, and the replacement market, which includes large users of such electric vehicles as well as original equipment dealer networks. Our major motive power customers in Europe include the materials handling operations of the Linde Group (Germany), Junghreinrich Group (Germany), Atlet (Sweden) and BT Rolatruc (Sweden). We also sell our motive power products to a wide range of customers in the aftermarket, ranging from large industrial concerns and retail distributors to small warehouse and manufacturing operations. In Europe, we generally sell customers a complete package of batteries, chargers and services and, increasingly, are providing full service maintenance contracts. The majority of our sales are to original equipment manufacturers, especially since these manufacturers increasingly rent, rather than sell, their electric vehicles to end users. We sell our motive power batteries, chargers, accessories and after-sales service primarily through our own sales organization in each country in Europe and use distributors and agents for export from Europe. Our service group, the largest in Europe, is an important component of our marketing efforts, particularly as the vehicle manufacturers make up a larger part of the market and require service assistance whenever they sell or rent their products. We distribute motive power batteries through OEM dealers, independent distributors and directly to large fleet users. Our European operations also distribute motive power batteries through their own branch network.

   The European motive power market depends primarily on the strength of the market for materials handling equipment, which in turn is influenced by general economic conditions affecting the demand for this type of equipment. This market has benefited from a trend toward electric (rather than internal combustion) industrial vehicles and by the growth of warehousing and logistics service providers in Europe. The increasing domination of this market by original equipment manufacturers of these trucks, rather than end users, has given the manufacturers greater buying power. Furthermore, with the advent of the Euro and the greater price transparency that comes with it, these truck manufacturers have been able to standardize prices at a lower level.

   In North America, the motive power business is channeled primarily through independent lift truck dealers or sold directly to large national accounts. Our customers include Nacco, Crown, Wal-Mart, Kroger and Ford Motor Company.

   The North American product range includes the traditional flat plate flooded batteries, recently added tubular plate flooded batteries using technology from our European motive power business, Champion sealed maintenance-free batteries and chargers. The Champion product is sold at a significant premium in the market and has a dominant position compared to competitive sealed products.

   Motive power products are sold in North America through a sales force consisting of a combination of Company-owned sales and service shops and independent manufacturers' representatives who provide local service on their own behalf.

 Industrial: Network Power Market

   Network power (also known as standby or stationary) batteries are used for back-up power applications, to ensure continuous power supply in case of main (primary) power failure or outage. In today's electronic and digital world, back-up power devices incorporating standby batteries are used in most electric power systems, including those used in telecommunications, computers, hospitals, process control, air traffic control, elevators, security/alarm systems, electrical power plant systems and military equipment.

   One of the largest standby segments is telecommunications. Consumers of telecommunications batteries consist of manufacturers of switches and other equipment and the system operators. The growth in battery demand for telecommunications has been especially fueled by the growth in internet broadband connections and deployment in every country of multiple cellular and wireless mobile communication systems where each repeater system and base transceiver station requires a set of standby batteries. Other telecommunications applications include central and local switching systems
(PABX), satellite stations, optical fiber repeating boxes, cable TV boxes and radio transmission stations. In these applications, the batteries are usually packaged with a 48V DC power system. The telecommunications industry has been experiencing a slowdown in activity in recent months.

   The next largest portion of the standby market is uninterruptable power supplies (UPS) used in computer installations, such as for banks, airlines and to back up servers for the internet. UPS battery customers consist of system manufacturers and end users. Growth in this area has paralleled the growth in computer systems.

   The network power battery market has global product applications and, in many cases, a global customer base. Customers include all channels in telecommunication networks. Our major network power battery customers include:

  . telecommunications companies, such as AT&T, British Telecom, China Telecom, China Unicom, Deutsche Telekom, France Telecom, GTE, Nippon Telephone and Telegraph (NTT), Qwest, Singapore Telecom, Telecom Italia, Telefonica of Spain and Verizon;

  . manufacturers of telecommunications equipment, such as Alcatel, Ascom, Ericsson, Lucent, Marconi, Motorola and Nokia;

  . manufacturers and end users of UPS primarily for mainframe computer systems, such as Emerson-Liebert, MGE and Siemens;

  . electrical generating companies and various European governments and armed forces.

   We sell our products directly to these customers and promote our products by holding seminars, participating in trade shows and distributing technical literature.

   Given the importance of service and technical assistance, we generally ship network power batteries directly to system suppliers and UPS manufacturers who include the standby batteries in their equipment and distribute products to end users. A small portion of batteries are directly shipped to end users to replace aged batteries.

   Since the acquisition of GNB, we adopted a global product line which is being marketed under the following five brands associated with product type and technology:

  . Absolyte(R): Large 2-volt sealed cells, incorporating AGM technology, for long duration (e.g. telecom) and short duration applications.

  . Marathon(R): Multi-cell AGM monobloc batteries for long duration applications

  . Sprinter(R): Multi-cell AGM monobloc batteries for short duration applications

  . Sonnenschein(R): Multi-cell monoblocs and 2-volt cells, incorporating Gel technology, primarily for long duration applications

  . Classic(TM): Multi-cell monoblocs and 2-volt cells, using traditional flooded construction, primarily for large installation and long back up time

   There are two main standby battery technologies: valve-regulated lead acid (VRLA, or sealed) and vented (flooded). There are also two types of VRLA technologies--GEL and AGM.

   These technologies are described as follows:

 Technology       Description
 VRLA: GEL        This technology is utilized in about a third of our sealed batteries using a gel electrolyte. Sealed batteries have
                  progressively replaced other types of standby batteries in the market because of their convenience--they can be used in both vertical and horizontal positions. The gel electrolyte technology was invented by Exide's Sonnenschein subsidiary and presents the added advantages of high reliability and a proven operating life of up to 18 years. The gel product
                  ranges offer a wide array of features such as heat
                  resistance, deep discharge resistance, long shelf life, and high cyclic performances. Many customers have informed us
                  they regard the Sonnenschein brand as one of the most
                  reliable standby batteries in the market.


 VRLA: AGM        This technology is used in about two-thirds of our sealed
                  batteries and has electrolyte immobilized in an absorbent
                  glass mat separator. More economical than gel, this
                  technology is particularly well adapted to shorter back-up time and can feature up to a 20-year design life. Many
                  customers regard our Absolyte(R) brand as one of the most
                  reliable standby batteries in the market. The AGM product
                  ranges cover most of the market requirements. A number of new product developments are underway including UPS batteries
                  with high volumetric power density.


 Flooded (Vented) This technology is used in traditional products offering high reliability but requiring regular maintenance. The basic construction involves positive flat or tubular positive plates. Transparent containers and easily accessible internal construction are features of these batteries that allow end users to check the battery's physical condition and predict potential failures, thus enhancing perceived reliability.

   The Company is also one of the world's leading suppliers of military batteries including submarine batteries. In Europe, we produce submarine batteries utilizing copper-stretched metal technology (CSM). Our customers include the navies of Denmark, France, Germany, Italy, Norway, Singapore, Spain, Sweden, Turkey, and many other countries. We are the sole supplier to the U.S. Navy for submarine batteries which are produced in the U.S.

   Our core business has traditionally been lead acid batteries which are used in many diverse applications--tanks, armored personnel carriers, material handling equipment and military control systems on bases as well as aboard ships. We are also an important provider of non lead acid batteries for high-technology military and space applications. For example, our lithium primary batteries are on board every space shuttle flight.

Transportation Segment

   Transportation batteries include batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, boats, and other similar applications. Transportation batteries represented approximately 63% of our net sales for fiscal 2001. We believe we have the most complete and technologically innovative line of transportation batteries in the North American and European markets. We market our products under various trademarks including Exide(R), Champion, Stowaway, SubZero(R), Trailblazer(R), Willard(R), Tudor(R), DETA(R), Centra(R), Fulmen(R) and Prestolite(R) and many private label brands for customers. We also produce and market the Exide Select(R), including the Exide Select Orbital(R) battery, and NASCAR Select(R) lines of batteries.

   In North America, we are the second largest manufacturer of transportation batteries, based on our estimate of current market share. The market is divided between sales to original equipment manufacturers and aftermarket sales.

   The North American transportation battery market has experienced significant consolidation resulting in four principal battery manufacturers. In recent years, aggressive price competition has been the defining characteristic of this market. The North American battery aftermarket has a more concentrated customer base than the European battery market.

   In Europe, we are the largest manufacturer of transportation batteries, based on our estimate of current market share. The European transportation battery market was fragmented until Exide purchased four automotive battery manufacturers beginning in 1994. As a result of its acquisitions, Exide now has the largest automotive battery market share in Europe.

 Transportation: Original Equipment Market

   The original equipment manufacturer market consists of the sale of batteries to manufacturers of automobiles and trucks, buses and off-road agricultural and construction vehicles.

   The following represents the most important factors affecting the original equipment manufacturer market:

  . The competitive market for passenger cars, light trucks and sports utility vehicles

  . Significant consolidation in the automotive industry (e.g., Daimler/Chrysler, Renault/Nissan, Ford/Volvo, GM/Saab/Fiat)

  . Globalization of original equipment manufacturer procurement activities, which pressures suppliers to do likewise and results in product standardization and lower prices

  . Movement of several original equipment manufacturers into the aftermarket business (i.e., Ford/Kwik Fit)

  .  Emergence of multi-battery and managed electrical energy systems

   Exide has been addressing these factors by taking advantage of our:

  .  strong market position

  .  global manufacturing and distribution system

  .  knowledge of lead acid and advanced battery technologies

  .  new product development

   Our original equipment manufacturer customers in North America include Daimler/Chrysler, for whom we are the primary battery supplier, as well as Ford Motor Company, Toyota, Mack Trucks, Kenworth, Peterbilt, John Deere International, Volvo Cars of NA and Case/New Holland.

   Our principal European original equipment manufacturer customers are Fiat, VW/Audi, the PSA group (Peugeot S.A./Citroen), the Renault group, BMW and Ford.

 Transportation: Aftermarket

   We sell aftermarket batteries principally through retail automotive parts chains and mass merchandisers, car and truck dealers, and wholesale distributors who supply service stations, repair shops, automotive and farm-equipment dealers, and small retailers. We also produce automotive-type transportation batteries for commercial applications, such as trucks, farm equipment, tractors and other off-road vehicles, as well as batteries for marine and other applications. We believe the market for these specialty batteries is increasing faster than the market for conventional automotive batteries.

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

   We market our aftermarket batteries to a broad range of retailers and distributors. We are the leading supplier for NAPA Distribution Centers as well as many of the largest battery retailers in the United States, including Wal-Mart, Sam's Club, Les Schwab Tire, Kmart, and CSK Inc. We are also the largest supplier of authorized replacement batteries for Daimler/Chrysler, Mopar, Freightliner and John Deere International.

   Our North American aftermarket operations include our branch division. Our wholesale distribution branches throughout the United States and Canada sell and distribute batteries and other products to local auto parts retailers, service stations, repair shops, fleet operators, battery jobbers and other smaller volume customers. The branches may also deliver batteries to our national account customers' stores and collect used and spent batteries for recycling. Our branch system is supplemented by regional retailers, small battery wholesalers, and installers.

   We are constantly striving to improve our aftermarket battery products. We are emphasizing our more profitable products, such as our Champion Trailblazer(R), and Exide Select Orbital(R) product lines, and have selectively instituted price increases for some of these premium products. During fiscal 2000, we introduced our "Fresh Check" seal and plain language dating on every North American manufactured aftermarket battery.

   Our principal North American automotive battery products include the following:

 Product                Description

 Exide(R) standard,     These are our principal product lines and include a
 heavy-duty and         comprehensive range of maintenance-free lead acid
 premium                batteries from our basic low-cost battery with average
 Champion(R) standard,  power and cold cranking amps and a 50-60 month warranty
 advantage and          to our premium battery with enhanced power and a 72-
 premium                month warranty. We sell these batteries under the
                        Champion(R) and Exide(R) brand name as well as various
                        private labels.

 Champion(R)            Our Exide NASCAR Select(R) batteries are officially
 Trailblazer(R), Exide  licensed by NASCAR. Our Champion Trailblazer(R)
 NASCAR Select(R),      batteries are primarily targeted at Light Trucks and
 officially licensed    SUV vehicles, the fastest growing automobile segment.
 by NASCAR

 ExideSelect Orbital(R) We introduced this innovative spiral wound battery in
                        North America as the Exide Select Orbital(R). Through its patented technology and state-of-the-art recombinant design, this battery holds its charge longer, has a shelf life of up to 18 months (compared to twelve months for conventional batteries), can be recharged in a fraction of the time needed for conventional batteries, has greater power output and resists vibration better than any standard lead acid battery. This battery is totally sealed, which eliminates leaks and spills.

   Batteries used for other applications include the Stowaway(R) and Nautilus(R) batteries, which employ advanced technology to satisfy the power demand from large engines, sophisticated electronics and extensive on-board accessories common in today's recreational vehicles. For the marine market, we produce the Exide Select Orbital(R) Marine, which brings all the advantages of Exide's patented Orbital technology to the marine market. The Exide Select Orbital(R) Marine maintains nearly a full charge during the off-season, and can be quickly recharged. This battery is also totally sealed, making it ideal for closed environments (such as inside a boat hull). The Exide Select Orbital(R) Marine starting battery will even deliver full power if accidentally submerged. The Exide Select Orbital(R) Marine battery is complemented by the Stowaway Powercycler(R), which was the first sealed, AGM battery introduced in the marine battery market. The Stowaway Powercycler(R) is a completely sealed, VRLA battery with AGM technology and prismatic plates that offers features and benefits similar to the Exide Select Orbital(R). We also produce the Nautilus(R) Gold Dual Purpose and the Stowaway(R) Dual Purpose, a combination battery, replacing separate starting and deep cycle batteries in two-battery marine and recreational vehicle systems, and the Nautilus(R) Mega Cycle and Stowaway(R) Deep Cycle, a high performance, dual terminal battery.

   We have a leading position in the automotive aftermarket in most European countries and our customers include ADI, KWIK FIT and many other leading aftermarket battery distributors. We sell our aftermarket batteries in Europe under a variety of well-known brand names, including Exide, Fulmen, DETA, Tudor, SONNAK, and Centra.

   Sales of automotive batteries in the European aftermarket are affected by the same major factors influencing the aftermarket in North America. In Europe, mass merchandisers are not yet as important as they are in North America, but they have gained market share in recent years. Also, buying groups representing smaller battery resellers have grown and begun to expand to cover multiple countries. Nonetheless, the European aftermarket is still much less concentrated than in North America. We believe Exide's worldwide operations make us very well positioned to supply mass merchandisers, buying groups and individual resellers.

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

   The following describes our product offerings in the United Kingdom and is representative of our product offerings elsewhere in Europe:

 Product     Description


 Basic(TM)   This is our standard low-cost battery. It uses traditional lead acid technology, has average power and cold-cranking capabilities, carries a 12-month warranty and is adequate for most conventional automotive uses. The same or similar battery is marketed under private label brand names in France, Germany and Spain, under the
             Basic name in Italy and under various other names in other markets.


 Classic(TM) This is our upgrade model. It still uses traditional lead acid technology, but has increased power and cold-cranking capabilities. This battery carries a 24-month warranty and sells for a premium over our Basic battery. The Classic is our best-selling battery in the European market. The same or similar batteries are marketed under the Equipe name in France, the Classic name in Germany, the Leader name in Italy, the Tudor name in Spain and under various other names in other markets.


 Ultra(TM)   This is our premium model. It has a number of features that differentiate it from ordinary batteries, including 30% more power and a 36-month warranty. The Ultra sells for a premium over our
             Basic battery. The same or similar batteries are marketed under the Formula name in France, the Top Start Plus name in Germany, the Ultra name in Italy, the Millennium 3 name in Spain and under various other names in other markets.


 STR/STE(TM) Our STR batteries use recombination technology to allow a lead acid battery to be installed in the passenger compartment of an automobile with no risk of fluid loss or acid fumes. We recently announced the introduction of batteries using our new STE (sealed technology evolution) technology, which uses a gas permeable membrane to prevent leakage of battery fluid while permitting gas to escape. Our STE technology has been approved for use by BMW and was included in some models beginning with the 2000 model year.


 Maxxima(TM) This is the equivalent of the Exide Select Orbital(R) described above. We market this battery under the Maxxima brand name throughout Europe.

Markets

Industrial Segment

 Network Power

   We are the leader in the world network power market which has experienced substantial growth in the last three years primarily driven by the communications and data segment, where the increasing use of Internet and wireless services has created a huge demand for bandwidth and other infrastructure including back-up batteries. We have a strong position in Europe and North America and a significant position in the Asia-Pacific region. In Japan, we have been the only non-Japanese supplier to NTT since 1989 and believe we have provided more large sealed batteries to NTT than any other supplier. Prices have been relatively stable in this market.

 Motive Power

   We are the global leader in the motive power market as well. We have strong positions in Europe, North America and Australia/New Zealand, where we offer a comprehensive range of battery products as well as motive power battery chargers. In Europe, we have a substantial service business. Over the last year, prices have been relatively stable in this market.

Transportation Segment

   In North America, we are the second largest manufacturer of automotive batteries. The North American automotive battery market has a more concentrated customer base than in Europe. We compete for sales in both the aftermarket and the original equipment market primarily with three other major battery manufacturers. The North American automotive battery market has experienced aggressive price competition for many years.

   In Europe, we are the largest manufacturer of automotive batteries with a broad range of product offerings and a pan-European customer base. The European battery market has undergone consolidation in recent years, and Exide has been a major participant in this process. Historically, there was less price competition in European battery markets than in North America. Recently, however, intense price competition has emerged as a number of competitors have sought to increase market share. This price competition has been made worse by an environment of low-priced imports and excess capacity.

Quality

   We recognize that product performance and quality are critical to our success and have spent the past five years in a company-wide quality improvement effort. As a result, we now believe our product performance and quality are equal to or better than that of any market participant.

   Our quality effort begins in the design phase. We design our batteries to meet and exceed industry benchmark quality standards, using robust design parameters and quality materials to achieve reliability and durability. Our commitment to quality continues through our production process. We have quality audit processes in each of our production facilities. We have established an employee Lead Quality Continuous Improvement Team, and many of our plants also give quality-related bonuses to all hourly employees. Our quality program extends past the point of sale. We offer warranties on our products and conduct regular customer satisfaction surveys. All of our North American battery operations are now QS 9000 compliant.

   All of our major factories are approved under ISO 9000, QS 9000 or equivalent quality standards generally acceptable to large customers. Also, we have obtained ISO 14001 certification at eight of our manufacturing plants, including TS16949 certification at three of these plants. We have received grade-A quality certification from Renault and PSA Group, BMW, VW/Audi and Fiat and Q1 approval from Ford. In addition, several of our plants are AQAP approved by the military organizations of different countries. We also hold individual certifications from 100% of our major industrial battery customers, such as AT&T, Deutsche Telekom, Emerson, Marconi, Motorola, Nokia, NTT, Telecom Italia, Telefonica, French Railways (SNCF), as well as from large systems integrators such as Siemens, Ericsson and Alcatel. All of our motive power batteries meet the applicable standards in the countries where we sell these products.

Research and Development

   We conduct research and development activities for identifying new energy storage technologies we can commercialize as part of stand-alone products or systems. We believe we will benefit from the general trend towards increasing requirements for stored energy, as necessitated by the rapid expansion of such areas as mobile data transmission, mobile communications and business-to-business use of the Internet.

   Research and development work, including advanced batteries, fuel cells, ultra capacitors, personal transportation systems and portable information systems have the potential to be successfully commercialized by Exide through the utilization of our in-house technology development, our joint-venture partners, and future technology acquisitions from both private and public sources. We are also pursuing several long-term development programs with key customers targeting specific products.

   On May 17, 2001 the Company announced a multi-year development and supply agreement with Maxwell Technologies, Inc. (Maxwell) to develop and market advanced, integrated stored energy systems for military, commercial and certain types of passenger vehicles. This alliance is expected to produce high-tech battery/ultracapacitor systems that incorporate the Company's Exide Select Orbital(R) batteries and Maxwell's PowerCache(R) Ultracapacitors, a new energy storage and power-delivery device. Applications are anticipated to include cold-starting and 42-volt systems for hybrid internal-combustion/electric vehicles, commercial medium- and heavy-duty trucks and military ground, surface and sub-surface vehicles.

   We are committed to introducing new and technologically advanced products that provide better performance and value to the customer. To support this commitment, we dedicate significant effort to research and development. Our research and development team benefits all of our global business units by continually improving and advancing our existing technologies.

   We operate five research and development facilities in the United States and Europe. Scientists and engineers at these facilities are currently focused on projects to enhance the lead acid battery.

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

   We have been working closely with European original equipment manufacturers to develop, and have supplied them with, prototypes of new 36- and 42-volt batteries for the next generation of dual-battery automotive electrical systems. As power requirements of automotive electronics continue to increase, automotive manufacturers are designing new vehicles that will require higher voltage electrical systems needing larger or multiple batteries. These new systems will generally require a 12-volt battery for lighting systems and other low power consumption accessories within the automobile and a 36-volt or 42-volt battery, which is needed for the next generation of combined starter motor/alternators and for high power-consumption accessories such as AC power and electrical heating and cooling systems. European original equipment manufacturers plan to include high-voltage electrical systems in certain luxury models as early as the 2003 model year. We believe our European experience with these higher voltage electrical systems will provide us with a competitive advantage when the North American OEM market moves toward a higher voltage electrical system, which is anticipated by model year 2004.

Patents, Trademarks and Licenses

   We own or have a license to use various trademarks that are valuable to our business. While we believe such trademarks and trade names enhance the brand recognition of our products and therefore are important to our business, we believe our products, engineering skills, reputation for quality and relationships with our customers are also important for the maintenance and growth of our business. An unaffiliated company has rights to the Exide(R) mark in approximately 37 foreign countries and Exide Electronics Group, Inc., an unaffiliated company, is licensed to use the Exide(R) name on certain devices.

   We have been issued numerous patents worldwide and have several patents in process covering design of lead acid batteries and battery manufacturing equipment. The dual-graphite battery development effort has three base patents with an additional four patents pending. While we believe patents are important to our business operations, we also believe the loss of any single patent or several patents would not have a material adverse effect on our company.

Manufacturing, Raw Materials and Suppliers

   Lead is the principal raw material in the manufacture of batteries, representing approximately one-fifth of the cost of goods produced. We can obtain substantially all of our North American lead requirements through the operation of our six secondary lead recycling plants, which reclaim lead by recycling spent lead acid batteries. We obtain batteries for recycling from our customers and through our wholesale distribution outlet system.

   Other key raw materials and components in the production of batteries include lead oxide and chemicals, which are generally available from multiple sources. We have not experienced any material stoppage or slowdown in production as a result of the unavailability, or delays in the availability, of raw materials.

Competition

Industrial Segment

   Exide is the largest among the various competitors in the global market. UK-based Invensys' Hawker battery group is a strong second followed by C&D Technologies in the U.S. and Yuasa in Japan. In Europe, other competitors include Fiamm, Hoppeke and Oerlikon. In the U.S., other competitors are EnerSys (formerly Yuasa-Exide) and East Penn. In Asia, JSB, Panasonic, Yuasa and Hitachi are the major competitors. In countries like Brazil, China and India, local manufacturing is required and Exide is positioning itself to start or expand manufacturing activity. While competition in the industrial markets is intense, pricing has been relatively stable because of market growth, which has been particularly strong in the network power portion. Quality, reliability and price are important differentiators in the industrial market along with technical innovation and responsive service. Well-known brands are also important and Exide's Absolyte, Sonnenschein, Chloride Motive Power and Deta are among the leading ones in the world.

Transportation Segment

   Our North American and European markets are very competitive. The manufacturers in these markets compete primarily on price, quality, technical innovation, service and warranty period. Well-recognized brand names are also important for aftermarket customers who do not purchase batteries made under their own labels. Most sales are made without long term contracts.

   In the North American Transportation aftermarket, we believe Johnson Controls has the largest market position, followed by Exide. Other principal competitors in this market are Delphi Automotive Systems and East Penn. Price competition in this market has been severe in recent years. Competition is strongest in the mass merchandiser channel where large customers use their buying power to command lower prices.

   Our largest competitors in the North American original equipment market are Delphi Automotive Systems and Johnson Controls. Original equipment manufacturers change battery suppliers less frequently than aftermarket customers, but because of their size can force market participants to compete on price and other terms.

   We expect North American competition to remain intense. We seek to maintain and grow our market positions through our branding and emphasis on technologically advanced products, such as the Orbital battery, other branded products and improved product quality and customer service.

   Exide has the largest market position in Europe in automotive batteries, both aftermarket and original equipment. Our closest competitor in the automotive markets is Varta, followed by Fiamm and Hoppeke.

   The European battery markets, particularly in the automotive original equipment and industrial areas, have undergone severe price competition.

   Cost savings from our ongoing plant rationalization program will allow us to continue to meet this strong price competition in order to maintain our customer relationships and market positions. We will also continue to compete on the basis of our pan-European presence and our technological capabilities, as well as our strong brands.

Environmental, Health and Safety Matters

   The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, releasing, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to monitoring of employee health. The Company devotes significant resources to attaining and maintaining compliance with environmental and occupational health and safety laws and regulations and does not currently believe environmental, health or safety compliance issues will have a material adverse effect on the Company's long-term business, cash flows, financial condition or results of operations. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

North America

   The Company has been advised by the U.S. Environmental Protection Agency ("EPA") or state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 89 federally defined Superfund or state equivalent sites (including 16 GNB sites). At 60 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all PRPs that have been identified and are financially viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

   The Company currently has greater than 50% liability at five Superfund sites. Other than these sites, the Company's allocation exceeds 5% at seven sites for which the Company's share of liability has not been paid as of March 31, 2001. The current allocation at these seven sites averages approximately 22%.

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

   The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 2001 the amount of such reserves on the Company's consolidated balance sheet was $88.1 million, including $62.0 million related to GNB facilities. Of this amount, $68.2 million was included in other noncurrent liabilities. The reserve recorded in the GNB purchase accounting is based on a preliminary assessment and may change upon determination of existing environmental contingencies prior to the finalization of the opening balance sheet.

   Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves.

Employees

   Total worldwide employment was approximately 20,000 at March 31, 2001.

   North America. As of March 31, 2001, we employed approximately 2,100 salaried employees and approximately 6,300 hourly employees in North America. Approximately 30% of such salaried employees are engaged in sales, service, marketing and administration and approximately 70% in manufacturing and engineering. Approximately 31% of our hourly employees are represented by unions. Relations with the unions are generally good. Contracts covering approximately 1,400 of our union employees expire in fiscal 2002, and the remainder thereafter.

   Europe. As of March 31, 2001, we employed approximately 4,400 salaried employees and approximately 6,500 hourly employees in Europe. Approximately 65% of such salaried employees are engaged in sales, service, marketing and administration and approximately 35% in manufacturing and engineering. Our hourly employees are generally represented by unions. Relations with the unions are generally good. Contracts covering most of our European union employees expire on various dates through calendar year 2002.

Backlog

   Our industrial order backlog at March 31, 2001 was approximately $240 million. We expect to fill virtually all of the March 31, 2001 backlog during fiscal 2002. Our transportation backlog is not significant.

Financial Information About Foreign and Domestic Operations and Export Sales

   See Note 16 to the Company's Consolidated Financial Statements appearing elsewhere herein.

ITEM 2. PROPERTIES

   The chart below lists the location of our principal facilities. All of the facilities are owned unless otherwise indicated. All owned properties and the leases for the leased properties are subject to liens under our credit agreement. The leases for leased facilities expire at various dates through 2016.

                                    Approximate
             Location              Square Footage                    Use
             --------              --------------                    ---
 North America:
  Alpharetta, GA                        73,000    (leased) Executive Offices
  Baton Rouge, LA                      176,000             Secondary Lead Smelting
  Bristol, TN                          631,000             Battery Manufacturing
                                                           Battery Manufacturing
  Burlington, IA                       190,000             and Distribution Center
  Cannon Hollow, MO                    137,000             Secondary Lead Smelting
  City of Industry, CA                 120,000             Battery Manufacturing
  City of Industry, CA                 159,000    (leased) Distribution Center
  Columbus, GA                         120,000             Distribution Center
  Dunmore, PA                          232,000             Battery Manufacturing
  Florence, MS                         138,000             Battery Manufacturing
  Fort Erie, Canada                     90,000             Distribution Center
                                                           Industrial Battery
  Fort Smith, AR                       223,000    (leased) Manufacturing
  Frisco, TX                           132,000             Secondary Lead Smelting
                                                           Injection-molded-
  Jackson, MS                           58,000             Plastics Facility
                                                           Industrial Battery
  Kanakee, IL                          270,000             Manufacturing
                                                           Industrial Battery
  Kansas City, KS                      140,000             Manufacturing
                                                           Battery Plastics
  Lampeter, PA                          82,000             Manufacturing
  Lombard, IL                           62,000    (leased) Executive Offices
                                                           Battery Manufacturing
  Manchester, IA                       286,000             and Distribution Center
                                                           Industrial Battery
                                                           Manufacturing,
                                                           Distribution and
  Maple, Ontario, Canada               169,000             administration
  Michigan City, IN                     75,000    (leased) Distribution Center
  Muncie, IN                           174,000             Secondary Lead Smelting
  Princeton, NJ                         18,000    (leased) Executive Offices
                                                           Secondary Lead Smelting
  Reading, PA                          125,000             and Poly Reprocess
  Reading, PA                          280,000             Battery Manufacturing
  Reading, PA                           77,000             Distribution Center
  Rollingbrook, IL                      55,000    (leased) Distribution Center
  Salina, KS                           260,000    (leased) Battery Manufacturing
  Salina, KS                           100,000    (leased) Distribution Center
  Shreveport,LA                        280,000             Battery Manufacturing
  Sumner, WA                            50,000             Distribution Center
  Vernon, CA                           220,000             Secondary Lead Smelting
                                                           Injection-molded-
  Vicksburg, MS                         88,000             Plastics
 Europe and Other:
                                                           Industrial Battery
                                                           Manufacturing/
  Sydney, Australia                    230,000             Distribution Center
                                                           Automotive Battery
  Elizabeth, South Australia           145,000             Manufacturing
                                                           Industrial Battery
  Bolton, England                      274,000             Manufacturing
                                                           Automotive Battery
  Auxerre, France                      176,000             Manufacturing
  Gennevilliers, France                 55,000    (leased) Executive Offices
                                                           Industrial Battery
  Lille, France                        484,000             Manufacturing
                                                           Automotive Battery
  Nanterre, France                     169,000             Manufacturing
  Pont Ste Maxence, France              71,000             Secondary Lead Smelting
                                                           Manufacturing,
                                                           Administrative and
  Bad Lauterberg, Germany              459,000             Warehouse
                                                           Industrial Battery
  Budingen, Germany                    278,000             Manufacturing
                                                           Industrial Battery
  Weiden, Germany                      208,000             Manufacturing
                                                           Industrial Battery
  Casalnuovo, Italy                    483,000             Manufacturing
                                                           Automotive Battery
  Romano Di Lombardia, Italy           266,000    (leased) Manufacturing
                                                           Automotive Battery
  Lower Hutt, New Zealand               90,000             Manufacturing
                                                           Automotive Battery
  Poznan, Poland (five)                887,000             Manufacturing
                                                           Industrial Battery
  Castanheira do Riatejo, Portugal     471,000             Manufacturing
                                                           Automotive Battery
                                                           Manufacturing and
  Azuqueca de Henares, Spain           434,000             Research
  Bonmati, Spain                        63,000             Secondary Lead Smelting
  La Cartuja, Spain                  1,670,000             Industrial Battery
  Cubas de la Sagra, Spain           1,860,000             Secondary Lead Smelting
                                                           Automotive Battery
  Malpica, Spain                       213,000             Manufacturing
                                                           Automotive Battery
  Manzanares, Spain                    438,000             Manufacturing
  San Esteban de Gormaz                 63,000             Secondary Lead Smelting
                                                           Automotive Battery
  Manisa, Turkey                       145,000             Manufacturing
                                                           Automotive Battery
  Cwmbran, Wales                       105,000             Manufacturing

   In addition, we also lease distribution outlets in the U.S. and Europe.

   We believe that our facilities are in good operating condition, adequately maintained, and suitable to meet our present needs and future plans.

ITEM 3. LEGAL PROCEEDINGS

   In fiscal year 2001, Exide made substantial progress in resolving the majority of claims against it relating to the conduct of its former management team.

   In March 2001, the Court in Martin v. Exide, filed July 13, 1998 in the United States District Court for the District of South Carolina, Columbia Division, approved the settlement of this case in which plaintiffs alleged that Exide sold old or used batteries as new batteries, sold defective and mislabeled batteries and improperly credited customer accounts. As a result of the Martin settlement, Exide's settlements in the following three related cases became effective: Lush et al. v. Exide, filed November 18, 1999 in the Circuit Court for Claiborne County, Mississippi; Gamma Group, et al. v. Exide, filed January 29, 1999 in the United States District Court for the Eastern District of Pennsylvania; and Exide v. East Alabama Auto Parts Anniston, Inc., filed April 24, 1996 in the Circuit Court of Calhoun County Alabama. Pursuant to these four settlements, Exide paid approximately $7.0 million and agreed to provide the Martin plaintiffs with 25% discounts on the purchase of new batteries until April 2004.

   Exide also reached, in June 2001, a settlement-in-principle with the Mississippi Attorney General, resolving the last open enforcement action by a governmental agency, relating to the conduct of former management.

   The sole remaining action with allegations similar to the settled cases referenced above is Houlihan v. Exide, brought under a unique California statute, filed December 6, 1999 in the Superior Court for the State of California, County of Los Angeles. In March 2001, the original plaintiff in this action, Thomas M. Mills, purported to assign his "claim" to Ms. Houlihan. Trial is set for August 13, 2001.

   The Company reserved $13.4 million for the above matters in fiscal 2000.

   On March 23, 2001, Exide also reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of former management. Under the terms of that settlement Exide will pay a fine of $27.5 million over five years, and agrees to cooperate with the U.S. Attorney in his prosecution of certain members of the former management team. The payment terms are dependent upon the Company's compliance with the plea agreement during the five-year period. The plea agreement has been lodged with the U.S. District Court for the Southern District of Illinois, which may accept or reject the plea agreement. Although the court's decision is not expected until later this year, management does not believe that the final plea agreement will materially differ from the plea agreement reached with the U.S. Attorney.

   On March 22, 2001, the U.S. Attorney unsealed the indictments of Arthur M. Hawkins, former Chairman, President & Chief Executive Officer of Exide, Douglas N. Pearson, the former President, North American Operations of Exide, and Alan E. Gauthier, the former Chief Financial Officer of Exide, for their conduct during the time they served as officers of Exide. Exide is cooperating fully with the U.S. Attorney in the criminal prosecution of these former officers.

   Exide is currently involved in litigation with the former members of its management referenced above. One of these cases, Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan, involves a claim by Mr. Hawkins to enforce his separation agreement with Exide and causes of action for violation of ERISA and breach of contract. Exide has filed a counterclaim asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Mr. Hawkins also alleges in Hawkins v. Exide, filed April 3, 2000, in the United States District for the Eastern District of Michigan, cancellation without notice of 240,406 shares of restricted stock. Exide's answer denied the substantive allegations. The parties agreed to seek consolidation of these two actions. At the request of Mr. Hawkins, both actions were stayed January 24, 2001. On
May 25, 2001, Exide filed a suit in the Circuit Court of Oakland County, MI, for a determination that Exide is not obligated to advance attorney's fees and expenses to Hawkins for claims arising in past and pending civil and criminal matters. Mr. Hawkins has not yet answered Exide's complaint. In June 2001, Hawkins filed motions in federal court to lift the stay for the purposes of seeking his litigation expenses and for partial summary judgment for those expenses. A July 13, 2001 hearing has been scheduled for his motion to lift the stay.

   Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings on January 18, 2000. Both cases were stayed at the request of Messrs. Pearson and Gauthier on October 10, 2000. In April and June 2001, Exide was ordered to advance reasonable litigation expenses and undetermined copying costs incurred by Messrs. Gauthier and Pearson in connection with the grand jury investigation.

   On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15.0 million. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. In April 2001, the parties reached a settlement-in-principle which will not require any payments to either party.

   Exide is now involved in several lawsuits pending in state and federal courts in South Carolina, Pennsylvania, Indiana, and Tennessee. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. The following lawsuits of the above type were filed on August 25, 1999 in the Circuit Court for Greenville County, South Carolina and are currently pending: Joshua
Lollis v. Exide; Buchanan v. Exide; Agnew v. Exide; Patrick Miller v. Exide; Kelly v. Exide; Amanda Thompson v. Exide; Jonathan Talley v. Exide; Smith v. Exide; Lakeisha Talley v. Exide; Brandon Dodd v. Exide; Prince v. Exide; Andriae Dodd v. Exide; Dominic Thompson v. Exide; Snoddy v. Exide; Antoine Dodd v. Exide; Roshanda Talley v. Exide; Fielder v. Exide; Rice v. Exide; Logan Lollis v. Exide and Dallis Miller v. Exide. The following lawsuits of this type are currently pending in the Court of Common Pleas for Berks County,
Pennsylvania: Grillo v. Exide, filed on May 24, 1995; Blume v. Exide, filed on March 4, 1996; Esterly v. Exide, filed on May 30, 1995 and Saylor v. Exide, filed on October 18, 1996. The following lawsuit of this type is currently pending in the United States District Court for the Southern District of
Indiana: Strange v. Exide. Finally, the following lawsuit of this type is pending in the Circuit Court of Shelby County, Tennessee: Cawthon v. Exide, et al. Discovery in the South Carolina and Pennsylvania cases is ongoing; discovery has not yet begun in the Indiana and Tennessee cases.

   On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. JCI alleges that Exide, through Messrs. Hawkins, Gauthier, Pearson and Calio, paid bribes to a Sears employee, Gary Marks, to induce him to award Sears' 1994 battery supply contract to Exide rather than JCI. JCI asserts claims against Exide for violation of section 2(c) of the Robinson-Patman Act and tortious interference with a prospective business opportunity. JCI asserts claims against Hawkins, Gauthier and Pearson for violation of the Racketeer Influenced and Corrupt Organizations Act and tortious interference with a prospective business opportunity. On February 2, 2001, the Court granted Exide's motion to dismiss JCI's Robinson-Patman Act claims; the Court reaffirmed this result on April 2, 2001, after JCI filed its First Amended Complaint. JCI has since filed a Second Amended Complaint, which introduces new factual and legal theories. Exide has filed a motion to dismiss four of these new claims. That motion is currently pending before the Court.

   During fiscal 2001, the Company was involved in a dispute with a customer over a battery supply contract entered into by GNB Technologies in January 2000. An investigation by the Company into the circumstances surrounding the contract disclosed evidence that caused the Company to repudiate the contract. The customer subsequently sued the Company over the repudiation. Based on the Company's projections, performance of the contract through its full term would have resulted in substantial losses. During the litigation, the Company supplied product to the customer on an interim basis at increased selling prices. In March 2001, the Company and the customer reached a settlement of their respective claims, resulting in the Company paying a net amount of $9.5 million. The net settlement amount factored in the increased selling prices received by the Company during the interim period. The contract in question was terminated and the parties agreed to release all related claims against each other.

   The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, cash flows or results of operations, although quarterly or annual operating results may be materially affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Executive Officers of the Registrant

   The following sets forth certain biographical data regarding our current executive officers as of March 31, 2001:

   Robert A. Lutz, 69, has served as Chairman and Chief Executive Officer of Exide since December 1998 and as a member of the Office of the Chairman since May 2000. Mr. Lutz also served as President of Exide Corporation from December 1998 through May 2000. Previously, Mr. Lutz was Chrysler's President and Chief Operating Officer responsible for its car and truck operations worldwide.
Mr. Lutz became President of Chrysler in January 1991. Mr. Lutz is also a director of Northrop Grumman, Silicon Graphics and Kepner-Tregoe. Mr. Lutz is also a co-founder of the Cunningham Motor Company and is assisting in product development.

   Craig H. Muhlhauser, 52, joined Exide Technologies as President & Chief Operating Officer and a member of the Office of the Chairman in July 2000. Before joining Exide, Mr. Muhlhauser was Vice President of Ford Motor Company and President, Visteon Corporation. Prior to joining Ford Motor Company in July 1997, Mr. Muhlhauser served as Senior Vice President, Sales & Service-- Americas and Vice President--Aftermarket for Pratt & Whitney, a division of United Technologies from June 1995 to July 1997. Prior to UTC, Mr. Muhlhauser held senior management positions at Lucas Aerospace, Asea Brown-Boveri and General Electric.

   Kevin R. Morano, 47, has served as Exide's Executive Vice President and Chief Financial Officer and a member of the Office of the Chairman since May 2000. Before joining Exide, Mr. Morano served in a variety of executive positions for ASARCO Incorporated, a copper mining, specialty chemicals and aggregates producer. Mr. Morano held the position of President and Chief Operating Officer of ASARCO from April 1999 until December 1999. Prior to serving as President and Chief Operating Officer, Mr. Morano held the positions of ASARCO's Executive Vice President and Chief Financial Officer from January 1998 until April 1999. Mr. Morano also served as ASARCO's Vice President and Chief Financial Officer from April 1993 until January 1998. Mr. Morano is a director of Apex Silver Mines Limited.

   Jack J. Sosiak, 62, has been Exide's senior executive in charge of human resources since 1983, most recently as Executive Vice President, Human Resources since February 1995.

   John R. Van Zile, 49, has been Exide's Executive Vice President, General Counsel and Secretary since September 2000, when he was promoted from Vice President, General Counsel and Secretary, a position held since October 1996. Prior to joining Exide, Mr. Van Zile was Assistant General Counsel/Assistant Secretary of Coltec Industries, a manufacturer of commercial, industrial and aerospace products, a position he held since January 1985.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is listed and traded on The New York Stock Exchange under the symbol "EX". The following table presents the high and low sales prices for our common stock as reported on The New York Stock Exchange Composite Tape and dividends declared for the quarters indicated.

                                                      Sales Prices
                                                     ---------------  Dividends
   Fiscal Year Ending March 31                        High     Low    Declared
   ---------------------------                       ------- ------- -----------
                                                                     (per share)
   1999:
   First Quarter.................................... $21.750 $16.625    $0.02
   Second Quarter...................................  19.125   9.125     0.02
   Third Quarter....................................  20.938   5.375     0.02
   Fourth Quarter...................................  21.500  11.000     0.02


   2000:
   First Quarter.................................... $16.375 $10.000    $0.02
   Second Quarter...................................  14.625   9.375     0.02
   Third Quarter....................................  11.125   7.438     0.02
   Fourth Quarter...................................  17.500   7.438     0.02


   2001:
   First Quarter.................................... $12.063 $ 7.750    $0.02
   Second Quarter...................................  10.500   6.875     0.02
   Third Quarter....................................  10.188   6.875     0.02
   Fourth Quarter...................................  10.906   7.297     0.02

   The last reported sale price of the common stock on The New York Stock Exchange on June 27, 2001 was $10.45 per share. As of June 27, 2001 we had approximately 25,450,991 shares of our common stock outstanding and there were 615 record holders of common stock.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA):

   The following table sets forth selected financial data for Exide. You should read this information in conjunction with our consolidated financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this document. The selected financial information for the fiscal years ending March 31, 1997, 1998 and 1999 has been restated. See Note 1 to the Consolidated Financial Statements herein.

                                       Fiscal Year Ended March 31
                         ----------------------------------------------------------
                            1997        1998        1999        2000        2001
                         ----------  ----------  ----------  ----------  ----------
Statement of Operations
 Data
Net sales............... $2,333,230  $2,273,126  $2,374,278  $2,194,447  $2,432,102
Gross profit............    590,976     604,091     559,256     532,492     582,779
Selling, marketing and
 advertising expenses...    290,076     311,683     334,638     319,476     340,616
General and
 administrative
 expenses...............    145,869     135,606     169,744     145,770     157,459
Goodwill amortization...     17,853      16,922      20,016      17,165      14,949
Operating income
 (loss).................    137,178     139,880      34,858      (3,517)    (43,411)
Interest expense, net...    118,837     112,301     111,679     103,988     117,652
Income taxes............     14,197      14,010      23,001      10,769       8,632
Income (loss) before
 extraordinary loss.....     15,227      19,535    (126,693)   (136,042)   (164,585)
Extraordinary loss
 (1)(2)(3)..............     (2,767)    (28,513)       (301)        --          --
Net income (loss)....... $   12,460  $   (8,978) $ (126,994) $ (136,042) $ (164,585)
Basic net income (loss)
 per share.............. $     0.61  $    (0.44) $    (5.98) $    (6.40) $    (7.02)
Diluted net income
 (loss) per share....... $     0.59  $    (0.42) $    (5.98) $    (6.40) $    (7.02)
Other Financial Data
EBITDA (4).............. $  263,009  $  260,925  $  141,653  $   90,104  $   79,355
Cash provided by (used
 in):
  Operating activities..     78,126     167,499      77,219      95,648      90,190
  Investing activities..    (61,652)    (76,182)    (22,356)    (12,623)   (355,920)
  Financing activities..    (17,000)    (95,446)    (70,238)    (73,987)    259,468
Capital expenditures....     84,200      87,315      76,211      63,953      69,495
Cash dividends per
 share.................. $     0.08  $     0.08  $     0.08  $     0.08  $     0.08
Balance Sheet Data (at
 period end)
Working capital......... $  595,296  $  518,922  $  301,663  $  213,468  $  183,618
Property, plant and
 equipment, net.........    521,836     535,113     543,702     443,344     632,935
Total assets............  2,436,275   2,331,549   2,195,816   1,901,461   2,298,925
Total debt..............  1,289,682   1,248,983   1,205,806   1,118,385   1,347,046
Common stockholders'
 equity (deficit).......    350,578     274,954     134,135     (66,376)   (256,639)

--------
(1) During fiscal 1997, the Company recorded a loss of $2,767 with no income tax effect resulting from a modification of debt in connection with entering into a series of bond swap agreements for $38,000 (principal amount) of its 10% and 10 3/4% Senior Notes.
(2) During fiscal 1998, the Company recorded a loss of $28,513 (net of a tax benefit of $3,667) resulting from a modification of debt in connection with entering a bond swap agreement for $21,000 (principal amount) of its 10% Senior Notes; the retirement of its 10.75% Senior Notes and the remainder of its 12.25% Senior Subordinated Deferred Coupon Debentures; the retirement of the U.S. Credit Agreements and European Facilities Agreement in connection with entering into the Senior Secured Global Credit Facilities Agreement; a modification of debt in connection with reducing the maximum commitment on the European Facilities Agreement; and the redemption of $108,119 (face value) of its outstanding 12.25% Zero-Coupon Bonds.

(3) During fiscal 1999, the Company recorded a loss of $301 with no income tax effect resulting from a modification of debt in connection with entering into bond swap agreements for $4,430 (principal amount) of its 10% Senior Notes.
(4) Represents earnings before interest, taxes, depreciation of property, plant and equipment, goodwill and other amortization and losses on sales of receivables. EBITDA should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, both as determined in accordance with generally accepted accounting principles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors Which Affect Our Financial Performance

   Competition. The Transportation and Industrial battery markets in North America and Europe are highly competitive. In recent years, competition has continued to intensify and we continue to come under increasing pressure for price reductions. This competition has been exacerbated by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting our European markets.

   Exchange Rates. We are exposed to foreign currency risk in most European countries, principally Germany, France, the United Kingdom, Spain, and Italy. We are also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim as a result of the GNB acquisition. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of our non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. Our results for the periods presented herein were adversely impacted by the overall weakness in European currencies.

   Weather. Unusually cold winters or hot summers accelerate automotive battery failure and increase demand for automotive replacement batteries.

   Interest rates. We are exposed to fluctuations in interest rates on our variable rate debt.

   Lead. Lead is the principal raw material used in the manufacture of batteries, representing approximately one-fifth of our cost of goods sold. The market price of lead can fluctuate significantly. Generally, when lead prices decrease, many of our customers seek disproportionate price reductions from us, and when lead prices increase, customers tend to be more accepting of price increases.

   Energy Costs. We are exposed to fluctuations in the cost of energy used in our manufacturing and shipping activities.

Results of Operations

Fiscal Year Ended March 31, 2001 Compared with Fiscal Year Ended March 31,
2000.

   The Company reported a net loss of $164.6 million, or $7.02 per diluted share, for fiscal 2001, compared to a net loss of $136.0 million, or $6.40 per diluted share, for fiscal 2000. These reported results include certain nonrecurring or unusual pre-tax charges aggregating $169.0 million in fiscal 2001 and $142.6 million in fiscal 2000.

   On September 29, 2000 the Company acquired GNB for total consideration of $379 million. This acquisition was important to the Company's strategy as it provided the opportunity for a significant restructuring and integration of the combined North American Transportation businesses and allowed the Company to reenter the North American Industrial business as a result of GNB's strong presence in that market.

   Excluding non-recurring or unusual charges, the Company reported net income of $1.3 million, or $0.06 per diluted share, for the fiscal year ended March 31, 2001, as compared to net income, excluding non-recurring or unusual charges, of $6.5 million, or $0.31 per diluted share, for the previous fiscal year.

   The net charges in fiscal 2001 primarily relate to the Company's restructuring and integration initiatives program related to the GNB acquisition and include:

  .  $40.2 million of costs recorded in cost of sales comprised of:

    . $29.0 million related to commitments for future purchases of materials in excess of current expected requirements

    . $7.8 million related to the earnings effect of recording inventory at market value as part of the acquisition of GNB

    . $3.4 million of inventory write-offs associated with the Company's restructuring and integration initiatives program

  . $1.9 million of costs recorded in selling, marketing and advertising for bad debt write-offs.

  . $31.0 million of costs recorded in general and administrative expense for the fine and associated costs resulting from the plea agreement with the U.S. Attorney of the Southern District of Illinois related to past improper business practices of the Company's former management.

  . $113.2 million of costs recorded in restructuring and other expense related to the Company's restructuring and integration initiatives program. These charges include restructuring charges of $97.4 million, $6.8 million of professional fees related to the merger and integration and $9.0 million of other merger and integration costs. The restructuring charges include:

    .  $63.1 million related to actions taken in the fourth quarter for:

      .  the closure of an automotive battery plant in the US

      .  workforce reductions at two manufacturing facilities in Europe

      . the reorganization of the Company's European Transportation business sales force

    .  $9.2 million related to actions taken in the third quarter for:

      . the closing or sale of 27 of the Company's distribution facilities

      . the consolidation of the Company's European accounting activities into a shared services operation

    .  $25.1 million in the second quarter for:

      . the closure of the Maple, Ontario automotive manufacturing operations

      .  the closure of branches and offices

      .  severance and other costs for reductions in staff

  . $17.3 million of income recorded in other (income) expense, net, including gains on sales of investments including a gain of $13.0 million related to the sale of the Company's stake in Yuasa, Inc.

The charges in fiscal 2000 consisted of:

  . $23.9 million of costs recorded in net sales for non-cash charges related to warranty reserves

  .  $14.1 million of costs recorded in cost of sales including:

    .  non-cash charges of $11.1 million related to asset write-downs

    .  an increase to the Company's environmental reserves of $3.0 million

  . $21.6 million of costs recorded in net loss on asset sales for write-downs to net realizable value related to the divestiture of non-core businesses, including the estimated cost of commitments for future purchases of materials in excess of expected requirements

  . $13.4 million of costs recorded in general and administrative expense to cover resolution of "used as new" claims litigation

  . $39.3 million of restructuring charges, related primarily to the Company's realignment to a customer-focused global business unit strategy, including severance charges of $20.0 million and $19.3 million in asset write-downs and closure costs related to closures of manufacturing operations and other facilities including the Reading, Pennsylvania battery plant, certain U.S. branch locations and the Company's ongoing consolidation of European operations

  . $14.3 million for an in-process research and development charge related to the acquisition of Lion Compact Energy

  . other non-cash charges of $16.0 million (with $2.7 million recorded in operating expenses, $12.6 million in other (income) expense, net and $0.7 million in interest expense, net) related to asset write-downs and adjustments of balance sheet reserves

   Comparative fiscal 2001 and fiscal 2000 reported results were as follows:

   Net Sales. Net sales increased 10.8% or $237.7 million to $2,432.1 million for fiscal 2001 versus $2,194.4 million last year. Included in current year net sales is the addition of GNB's operations beginning in the third fiscal quarter. GNB's net sales in the third and fourth quarters of fiscal 2000 were $460.1 million. The increase resulted from the inclusion of GNB's operations in the third and fourth quarters of fiscal 2001, along with increased Industrial sales, offset by lower Transportation volume levels and lower average selling prices. Net sales in fiscal 2001 were also negatively impacted by $177.5 million due to weak European currencies versus the U.S. dollar. Net sales in fiscal 2000 were reduced by $23.9 million due to non-cash charges for warranty reserves discussed above.

   Industrial battery sales for fiscal 2001 were $909.6 million versus $707.6 million in fiscal 2000. GNB's net sales in its Industrial business were $187.0 million in the third and fourth quarters of fiscal 2000. Currency negatively impacted Industrial net sales in fiscal 2001 by approximately $95.7 million. The improvement on a constant currency basis resulted from strong European demand in our network power markets throughout fiscal 2001, as well as strong demand in North America in the third and fourth quarters of fiscal 2001, particularly related to telecommunication applications, as well as generally strong demand in our Motive Power markets. The telecommunications industry has been experiencing a slowdown in activity in recent months. Industrial net sales in fiscal 2000 were reduced by $2.1 million due to non-cash charges for warranty reserves discussed above.

   Net sales in the Transportation segment for fiscal 2001 increased 2.4% to $1,522.5 million versus $1,486.9 million last year. GNB's net sales in its Transportation business were $273.1 in the third and fourth quarters of fiscal 2000. The addition of GNB's operations were offset primarily by volume declines in the aftermarket sector, particularly in North America and lower average selling prices. Also, currency unfavorably impacted Transportation net sales in fiscal 2001 by approximately $81.8 million. Net sales in fiscal 2000 were reduced by $21.8 million in the Transportation segment due to non-cash charges for warranty reserves discussed above.

   Gross Profit. Gross profit increased 9.4% to $582.8 million for fiscal 2001 compared to $532.5 million in the prior year. GNB's gross profit was $70.2 million in the third and fourth quarters of fiscal 2000. The weaker Euro negatively impacted gross profit by approximately $51.3 million. The gross profit margin decreased to 24.0% for fiscal 2001 from 24.3% for fiscal 2000 due to weaker Transportation gross profit margins offset by strong Industrial battery operations and cost reduction measures. Gross profit was also negatively impacted in the current year due to the $7.8 million earnings effect of recording Industrial inventory at market value for the GNB acquisition discussed above. As also discussed above, fiscal 2000 gross profit included $21.6 million for non-core business divestitures, $11.1 million of asset write-downs and $3.0 million of environmental charges plus $23.9 million of non-cash charges for warranty reserves.

   Industrial gross profit was $280.5 million this year versus $210.6 million last year. GNB's Industrial gross profit was $53.9 million in the third and fourth quarters of fiscal 2000. Strong Industrial demand in the current year was offset by $28.8 million in negative currency impact and by the $7.8 million inventory charge described above and $0.5 million of asset write-downs. Gross margin as a percent of net sales was 30.8% in the current year versus 29.8% last year. Gross margin in the prior year was reduced by the $2.1 million of warranty non-cash charges and $0.5 million of asset write-downs previously discussed.

   Transportation gross profit was $302.3 million this year versus $321.9 million last year with the negative impact of volume declines, particularly in the North American aftermarket sector, primarily causing this decrease, along with a currency impact of $22.5 million. GNB's gross profit was $16.2 million in the third and fourth quarters of fiscal 2000. Gross margins were 19.9% in the current year versus 21.7% in the prior year with the decrease primarily attributable to the inclusion of lower GNB profit margins in the third and fourth quarters of fiscal 2001. As discussed above, the Transportation segment's results were impacted in fiscal 2000 by $21.8 million of non-cash charges for warranty reserves, $21.6 million for the divestiture of certain non-core businesses, $10.6 million of asset write-downs and $3.0 million of additional environmental reserves.

   Operating Expenses. Operating expenses increased $90.2 million, from $536.0 million in fiscal 2000 to $626.2 million in fiscal 2001. GNB had $58.5 million of operating expenses in the third and fourth quarters of fiscal 2000. As discussed above, in fiscal 2001, the Company recorded charges totaling $113.2 million for restructuring and integration initiatives and merger costs, $31.0 million for the fine and associated costs resulting from the plea agreement related to past improper business practices of the Company's former management and $1.9 million for bad debt write-offs related to the Company's restructuring and integration initiatives program. As discussed above, in fiscal 2000, the Company recorded $39.3 million of restructuring charges, related primarily to the Company's realignment to a customer-focused global business unit strategy, $13.4 million to cover resolution of "used as new" claims litigation, $14.3 million for the write-off of in-process research and development costs related to the acquisition of a controlling interest in Lion Compact Energy and $2.7 million of other charges. Weaker European currencies favorably impacted operating expenses by approximately $41.4 million in fiscal 2001. Fiscal 2001 operating expenses were also favorably impacted by cost-reduction programs including the initial impact of cost reduction efforts related to our restructuring and integration initiatives program.

   Industrial operating expenses increased $27.4 million, from $167.7 million in fiscal 2000 to $195.1 million in fiscal 2001. GNB had $32.0 million of Industrial operating expenses in the third and fourth quarters of fiscal 2000. The Industrial segment portion of nonrecurring charges recorded in operating expense in fiscal 2001 and fiscal 2000 was $1.4 million and $0.5 million, respectively. Weaker European currencies favorably impacted Industrial operating expenses by approximately $21.4 million in fiscal 2001 as did general cost-reduction programs.

   Transportation operating expenses increased $59.5 million, from $307.9 million in fiscal 2000 to $367.4 million in fiscal 2001. GNB had $26.5 million of Transportation operating expenses in the third and fourth quarters of fiscal 2000. The Transportation segment portion of nonrecurring charges in fiscal 2001 discussed above totaled $98.5 million including $65.6 million for restructuring and integration initiatives, $31.0 million for the fine and associated costs resulting from the plea agreement related to past improper business practices of the Company's former management and $1.9 million for bad debt write-offs related to the Company's restructuring and integration initiatives. The Transportation segment portion of nonrecurring charges in fiscal 2000 discussed above was $27.5 million. Weaker European currencies favorably impacted Transportation operating expenses in fiscal 2001 by approximately $15.9 million. Fiscal 2001 Transportation operating expenses were also impacted by cost-reduction programs, particularly the initial impact of cost reduction efforts related to our restructuring and GNB integration initiatives program.

   Non-segment operating expenses increased $3.2 million, from $60.5 million in fiscal 2000 to $63.7 million in fiscal 2001. Non-segment charges in fiscal 2001 totaled $46.2 million for restructuring and integration initiatives and other nonrecurring charges discussed above. In fiscal 2000, the Company recorded $41.7 million of nonrecurring charges discussed above. Fiscal 2001 non-segment operating expenses were favorably impacted by the weak euro and by cost-reduction programs, particularly the initial impact of cost reduction efforts related to our restructuring and integration initiatives program, offset slightly by additional goodwill amortization related to the GNB acquisition.

   The operating loss was ($43.4) million versus ($3.5) million last year. The higher operating loss was due to the items discussed above.

   Industrial operating income was $85.4 million, or 9.4% of net sales this year versus $42.9 million, or 6.1% of net sales last year due to the items discussed above.

   The Transportation operating loss was $65.1 million versus operating income of $14.0 million last year due to the items discussed above.

   Interest Expense, net. Interest expense increased $13.7 million from $104.0 million to $117.7 million as a result of the impact of additional interest charges related to the GNB acquisition financing offset partially by the impact of weaker European currencies and the fiscal 2000 nonrecurring charge of $0.7 million.

   Other (Income) Expense, net. Other (income) expense, net was $ (6.7) million for fiscal 2001 versus $16.0 million in fiscal 2000. The change was primarily due to the $17.3 million of gains related to investment sales, including $13.0 million for the Company's sale of its stake in Yuasa, Inc. The rest of the change was caused by additional losses on receivables sold related to the GNB acquisition financing in fiscal 2001 and gains on certain land sales in fiscal 2000 aggregating $4.5 million, offset by fiscal 2000 nonrecurring charges of $12.6 million.

   Income Taxes. In fiscal 2001, income tax expense of $8.6 million was recorded on losses of $154.3 million. In fiscal 2000, income tax expense of $10.8 million was recorded on losses of $123.5 million. In fiscal 2001 and fiscal 2000 valuation allowances were recorded on certain deferred tax assets deemed not to meet the more likely than not realizable assessment of generally accepted accounting principles. The remaining difference between the federal statutory rate and the effective rate is primarily due to certain nondeductible expenses, including goodwill.

Fiscal Year Ended March 31, 2000 Compared with Fiscal Year Ended March 31,
1999

   The Company reported a net loss of $136.0 million, or $6.40 per diluted share, for fiscal 2000, compared to a net loss of $127.0 million, or $5.98 per diluted share, for fiscal 1999. These as reported results include certain unusual or nonrecurring charges aggregating $142.6 million in fiscal 2000 and $118.4 million in fiscal 1999. The charges in fiscal 2000 are discussed above in the "Fiscal Year Ended March 31, 2001 Compared with Fiscal Year Ended March 31, 2000" section.

   Excluding non-recurring or unusual charges, the Company reported net income of $6.5 million, or $.31 per diluted share, for the fiscal year ended March 31, 2000, as compared to a net loss, excluding non-recurring or unusual charges, of $8.5 million, or $.40 per diluted share, for the previous fiscal year.

   The charges in fiscal 1999 consisted of:

  .  $10.3 million recorded in net sales for certain non-cash charges

  .  $64.0 million recorded in cost of sales including:

    . a $44.3 million charge related to write-downs associated with exiting non-core business activities and the closure of certain facilities

    .  a $6.6 million loss on lead hedging contracts in North America

    . a $6.1 million charge for an adverse appellate court ruling in a patent infringement lawsuit

    . a $3.7 million charge for the write-off of inventory and equipment related to an abandoned project

    . a $2.1 million charge for the write-off of unsaleable inventory specified for the Russian market

    .  $1.2 million of other nonrecurring costs

  .  $35.9 million of costs recorded in operating expenses including:

    . $8.8 million related to specific legal expenses, including settlement of the Florida Attorney General investigation

    . $8.5 million for increased bad debt reserves primarily related to North American customers who filed for bankruptcy

    . $7.1 million related to separation packages of 25 executives and additional retirement charges

    .  $4.8 million for uncollectible receivables from sales in Russia

    . $2.4 million relating to write-downs associated with exiting non-core business activities

    . $2.4 million for the write-off of goodwill associated with the closure of a smelter operation and the write-off of impaired goodwill from certain prior branch acquisitions.

    .  $1.9 million of other nonrecurring costs

  .  $8.2 million recorded in other (income) expense, net including:

    . $6.0 million for an amendment fee related to interest rate swap agreements

    .  $2.2 million of other nonrecurring costs

   In fiscal 2000, the Company changed its method of valuing inventory for U.S. battery inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. This change did not impact the Company's earnings for any of the periods presented. The Company restated retained earnings for the earliest period presented for this particular accounting change as required by generally accepted accounting principles.

   The fiscal 2000 and fiscal 1999 non-recurring or unusual charges discussed above were the main factors impacting fiscal 2000 and fiscal 1999 as reported results.

   Comparative fiscal 2000 and fiscal 1999 reported results were as follows:

   Net Sales. Net sales decreased $179.9 million or 7.6% to $2,194.4 million as compared to $2,374.3 million in fiscal 1999. Included in these results are the $23.9 million of non-cash charges for warranty reserves in fiscal 2000 and non-cash charges of $10.3 million in fiscal 1999. $126.0 million or 70% of the fiscal 2000 decrease related to weaker currency rates in Europe. The remaining decrease related to global automotive aftermarket sales volume reductions along with automotive pricing pressure in Europe, partially offset by average selling price increases in the U.S. and strong European Industrial markets, particularly in the latter part of fiscal 2000.

   Industrial sales were $707.6 million in fiscal 2000 versus $730.3 million in fiscal 1999 with strong European Industrial markets, particularly in the latter part of fiscal 2000, offset by weaker currency rates in Europe. Industrial net sales in fiscal 2000 were reduced by $2.1 million due to non-cash charges for warranty reserves discussed above.

   Transportation sales were $1,486.9 million in fiscal 2000 versus $1,644.0 million in fiscal 1999 due to global automotive aftermarket sales volume reductions, automotive pricing pressure in Europe and weaker currency rates in Europe partially offset by average selling price increases in the U.S. Net sales in fiscal 2000 were reduced by $21.8 million in the Transportation segment due to non-cash charges for warranty reserves discussed above. Net sales in fiscal 1999 were reduced by $10.3 million in the Transportation segment due to non-cash charges discussed above.

   Gross Profit. Gross profit for fiscal 2000 decreased $26.8 million or 4.8% to $532.5 million. Included in these results are the nonrecurring or unusual charges of $59.6 million in fiscal 2000 and $74.3 million in fiscal 1999 discussed above. Gross profit was favorably impacted by the strong European Industrial market, average selling price increases in the U.S. and reduced European manufacturing costs. These improvements were offset by the weak Euro, the overall volume reductions in the automotive aftermarket business and the European automotive pricing pressures.

   Industrial gross profit was $210.6 million in fiscal 2000 versus $222.5 million in fiscal 1999. Included in these results are the nonrecurring or unusual charges of $2.6 million in fiscal 2000 discussed above. Strong European Industrial markets and reduced European manufacturing costs were offset by weaker currency rates in Europe.

   Transportation gross profit was $321.9 million in fiscal 2000 versus $336.7 million in fiscal 1999. Included in these results are the nonrecurring or unusual charges of $57.0 million in fiscal 2000 and $64.0 million in fiscal 1999 discussed above. Fiscal 2000 results declined due to global automotive aftermarket sales volume reductions, automotive pricing pressure in Europe and weaker currency rates in Europe, partially offset by average selling price increases in the U.S and reduced European manufacturing costs.

   Operating Expenses. Operating expenses increased $11.6 million or 2.2% to $536.0 million. Included in these results are the nonrecurring or unusual charges of $69.7 million in fiscal 2000 and $35.9 million in fiscal 1999 discussed above. Operating expenses were favorably impacted by European general and administrative cost reductions and the weak Euro, offset by increased expenses in North America.

   Industrial operating expenses decreased $9.0 million or 5.1% to $167.7 million. Included are nonrecurring charges of $0.5 million in fiscal 2000. Industrial operating expenses were favorably impacted by European general and administrative cost reductions and the impact of the weak Euro.

   Transportation operating expenses decreased $7.0 million or 2.2% to $307.9 million. Included are the nonrecurring or unusual charges of $27.5 million in fiscal 2000 and $28.8 million in fiscal 1999 discussed above. Transportation operating expenses were favorably impacted by European general and administrative cost reductions and the weak Euro.

   Non-segment operating expenses increased $27.7 million, from $32.8 million in fiscal 1999 to $60.5 million in fiscal 2000. Non-segment nonrecurring charges in fiscal 2000 and fiscal 1999 discussed above totaled $41.7 million and $7.1 million, respectively. Fiscal 2000 non-segment operating expenses were favorably impacted by the weak euro.

   Operating Income. The Company's operating loss was ($3.5) million in fiscal 2000 versus operating income of $34.9 million in fiscal 1999. The decrease in operating income is due to the items discussed above.

   Industrial operating income was $42.9 million in fiscal 2000 versus $45.8 million in fiscal 1999. These changes are a result of the matters discussed above.

   Transportation operating income was $14.0 million in fiscal 2000 versus $21.9 million in fiscal 1999. These changes are a result of the matters discussed above.

   Interest Expense, net. Interest expense, net decreased $7.7 million to $104.0 million versus $111.7 million in fiscal 1999 as a result of lower borrowing levels and the impact of weaker European currencies. Also included in interest expense in fiscal 2000 was a non-recurring charge of $0.7 million.

   Other (Income) Expense, net. Other (income) expense, net in fiscal 2000 was $16.0 million versus $28.9 million in 1999. Besides non-recurring or unusual charges of $12.6 million in fiscal 2000 and $8.2 million in fiscal 1999, other (income) expense, net was favorably impacted in fiscal 2000 by gains on certain sales of land of approximately $4.5 million.

   Income Tax Provision. Income tax expense decreased $12.2 million to $10.8 million. In fiscal 2000 a valuation allowance was recorded on certain deferred tax assets deemed not to meet the more likely than not realizable assessment of generally accepted accounting principles. The remaining difference between the federal statutory rate and the effective rate is primarily due to certain nondeductible goodwill and differences in rates on foreign subsidiaries.

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

Acquisition of GNB

   As discussed in Note 3 to the consolidated financial statements herein, on September 29, 2000, the Company acquired the global battery business of GNB for consideration of $379.0 million (including $344.0 million in cash and four million Exide common shares) plus assumed liabilities. GNB was a leading U.S. and Pacific Rim manufacturer of both automotive and industrial batteries and had annual sales of approximately $1.0 billion.

Liquidity and Capital Resources

   The Company's liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on indebtedness and capital expenditures. Historically, we have met these liquidity requirements through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash was generated in fiscal 2001 and fiscal 2000, from the sale of non-core businesses and assets. The Company has a U.S. receivables purchase agreement and a European receivables purchase agreement under which third parties have committed, subject to certain exceptions, to purchase selected accounts receivable, up to a maximum commitment of $200.0 million and $175.0 million, respectively.

   Because of the seasonality of our business, more cash is typically generated in our third and fourth fiscal quarters than the first and second quarters. Our greatest cash demands from operations occur during the months of June through October. We believe we will be able to meet our requirements for liquidity with cash generated from operations, reduced working capital requirements, borrowings under the revolving credit portion of our Senior Secured Global Credit Facilities Agreement and/or the proceeds from sales of accounts receivable under our securitization facilities.

   As reported earnings before interest, taxes, depreciation and amortization (EBITDA), excluding losses on sales of receivables, was $79.4 million for this year versus $90.1 million in the prior year. Excluding the nonrecurring charges described above, EBITDA was $248.3 million for this year versus $227.5 last year. GNB had EBITDA of $29.3 million in the third and fourth quarters of fiscal 2000. Cash flows provided by operating activities were $90.2 million (of which $94.9 million related to net sales of receivables, including the sale of GNB receivables in connection with the acquisition) in fiscal 2001. This compares to cash flows provided by operating activities of $95.6 million (net of $23.4 million related to sales of receivables) in fiscal 2000. Primary working capital (inventories plus receivables less accounts payable) at the end of this year was $590.2 million, as compared to $524.9 million for last year. Primary working capital year on year increased $41.2 million, excluding currency impacts, divestitures and GNB's acquired operations which had $96.4 million in primary working capital at the time of acquisition.

   Capital expenditures were $69.5 million and $64.0 million in fiscal 2001 and fiscal 2000, respectively. Capital expenditures are estimated to be approximately $100 million in fiscal 2002.

   The Company generated $48.0 million and $80.0 million in cash and assumed liabilities from the sale of non-core businesses and other assets in fiscal 2001 and fiscal 2000, respectively. The fiscal 2001 sales consisted of the Company's sale of its 13.5 percent interest in Yuasa Inc. for $29.9 million, the sale of its Sure Start remanufactured starter and alternator business for total consideration of $8.0 million, including $3.0 million of cash at closing and $2.5 million of assumed liabilities, and other asset sales yielding $10.1 million of additional cash proceeds. Proceeds from these sales in fiscal 2001 and fiscal 2000 were primarily used to reduce debt. No significant proceeds from the sale of non-core assets are expected in fiscal 2002.

   The Company has been pursuing its strategy of growing its industrial business and restructuring its transportation business to improve earnings and cash flow. In fiscal 2001 and the fourth quarter of fiscal 2000, the Company implemented certain restructuring actions related to this strategy, including actions in connection with the GNB acquisition. The Company recorded restructuring charges aggregating $98.7 million in fiscal 2001, included in restructuring and other in the accompanying consolidated statement of operations. The fiscal 2001 restructuring charges are comprised of:

    .  $64.4 million related to actions taken in the fourth quarter for:

      .  the closure of an automotive battery plant in the U.S.

      .  workforce reductions at two manufacturing facilities in Europe

      . the reorganization of the Company's European Transportation business sales force

    .  $9.2 million related to actions taken in the third quarter for:

      . the closing or sale of 27 of the Company's distribution facilities

      . the consolidation of the Company's European accounting activities into a shared services operation

    .  $25.1 million in the second quarter for:

      . the closure of the Maple, Ontario automotive manufacturing operations

      .  the closure of branches and offices

      .  severance and other costs for reductions in staff

   The Company subsequently decided to redevelop its Maple facility for Industrial battery manufacturing.

   The Company also announced the closures of GNB's Dallas, Texas and Dunmore, Pennsylvania facilities as well as the closure of certain GNB distribution centers and sales branches. The Company recorded $28.8 million of related restructuring reserves in the GNB purchase accounting.

   In fiscal 2000, the Company announced a realignment to a customer-focused global business unit structure, effective April 1, 2000, to allow the Company to more effectively service all of its customers' needs and requirements. This strategy was in contrast to the Company's geographic based structure in place through March 31, 2000 (see Note 16). The Company recorded related restructuring charges of $39.3 million in fiscal 2000, consisting of:

  .  $20.0 million in severance benefits and

  .  $19.3 million for targeted plant and branch closings

   The charges relate to the:

  .  closure of the Reading, Pennsylvania plant

  .  closure of six branches in the U.S. and

  .  headcount reductions of 168 employees in the U.S. and Europe.

   Through March 31, 2000, $13.3 million of charges against this reserve have occurred, including $2.6 million of severance benefits paid and $10.7 million of asset write-downs.

   Summarized restructuring reserve activity for this restructuring program is as follows:

                                            Severance           Closure
                                              Costs   Writeoffs  Costs  Total
                                            --------- --------- ------- ------
Balance at March 31, 2000.................   $ 14.0    $  --     $ 8.7  $ 22.7
Fiscal 2001 charges to income.............     29.2      39.5     28.7    97.4
Fiscal 2001 charges to GNB opening balance
 sheet....................................     13.0       --      15.8    28.8
Payments and charge-offs..................    (16.1)    (39.5)    (5.6)  (61.2)
Currency changes..........................     (1.6)      --      (1.0)   (2.6)
                                             ------    ------    -----  ------
Balance at March 31, 2001.................   $ 38.5    $  --     $46.6  $ 85.1
                                             ======    ======    =====  ======

   Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

   In connection with previous European acquisitions, the Company recorded liabilities of $153.0 million related to exit costs, primarily severance benefits to be paid to certain employees who were identified for termination as a result of consolidation and identified plant closings.

   Through March 31, 2000, $145.2 million, of charge-offs had occurred consisting of $133.3 million of severance benefits paid with the remaining amount associated with plant closing costs. Remaining charge-offs of $7.8 million occurred in fiscal 2001.

   Total debt at March 31, 2001 was $1,347.0 million, including the $250.0 million of debt from the GNB acquisition, as compared to $1,118.4 million at March 31, 2000. Our availability under our credit line was $126.0 million at fiscal year end. The use of such availability may be limited by certain covenants in the Senior Secured Global Credit Facilities Agreement. Increases in interest rates on such obligations could adversely affect our results of operations and financial condition. Weighted average interest rates on the Company's pre-GNB acquisition Senior Secured Global Credit Facilities Agreement debt have increased approximately 1.5% due to the negotiated higher rates in conjunction with the new financing for the GNB acquisition. Interest rates on the Global Credit Facilities Agreement is based on LIBOR plus 4.5% for the Term B portion and LIBOR plus 3.75% for the Term A portion and the revolving credit facility.

   The Company was in compliance with its bank covenants at March 31, 2001, and expects to continue to be in compliance prospectively. However, due to current general economic conditions, the Company felt it prudent to seek revisions of some of the terms of its financial covenants over the next six quarters in its Global Credit Facilities Agreement in order to provide flexibility in the event of further economic weakness. The Company received approval for these revisions from its lenders in June 2001.

   On June 27, 2001, the Board of Directors approved for submission a proposal to shareholders, to be voted on at the Company's annual meeting on August 10, 2001, seeking authority for the issuance of up to 20 million common shares. Such approval is being requested in order to provide the Company the ability to exchange common stock for additional portions of the Company's 2.9% Convertible Subordinated Notes and/or certain portions of the Company's 10% Senior Notes and 9.125% Senior Notes.

   During 2001, we had two currency and interest rate swap agreements which effectively converted $110.5 million of borrowings under the Senior Secured Global Credit Facilities Agreement and certain intercompany loans into 406.2 million French Francs (U.S. $68.5 million) and
25.2 million British pounds sterling (U.S. $42 million). We received LIBOR and paid PIBOR and pound sterling LIBOR. The Company terminated these agreements on December 27, 2000 and received a cash payment of 13.7 million Euros and
3.3 million British pounds sterling, respectively. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into two six month forward contracts to continue to hedge these transactions.

   During the fourth quarter of fiscal 2000 the Company assigned 382.5 million French Francs (U.S. $64.5 million) of its then existing currency and interest rate swap agreement to a new counterparty and received a cash payment of 8.5 million Euros. Simultaneously, the Company entered into a new 66.8 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement. The Company terminated this agreement in the second quarter of fiscal 2001 and received a cash payment of 6.2 million Euros. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into a new 73.1 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement with this same counterparty. The Company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%.

   On October 18, 2000, we entered into a $60.0 million two year interest rate swap agreement for which we pay a quarterly fixed rate of 6.55% and receive a three month LIBOR rate (currently 4.83%). This swap hedges a portion of the variable interest exposure on our $900 million Global Credit Facilities Agreement Tranche B Term Loans.

   On January 17, 2001, we entered into an interest rate cap agreement, which reduces the impact of changes in interest rates on a portion of our floating rate debt. The cap agreement effectively limits the three-month LIBOR based interest rate on $70 million of our U.S. borrowings to no more than 6.5% through July 17, 2002.

   Our variable rate based debt was approximately $600 million at March 31, 2001, of which approximately $130 million was hedged at March 31, 2001.

   We have entered into certain forward contracts and option contracts in fiscal 2001 to hedge the purchase price of lead on a portion of the Company's lead usage being sourced through external purchases. Such contracts are effective through the fourth quarter of fiscal 2002.

   As of March 31, 2001, we have significant net operating loss carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and certain European countries' taxable income.

   Our net deferred tax assets, net of certain valuation allowances, include net operating loss carryforwards which management believes are more likely than not realizable through a combination of anticipated tax planning strategies and forecasted future taxable income. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets.

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

Effects of Inflation

   Inflation has not had a material impact on our operations during the past three years. We generally have been able to offset the effects of inflation with price increases, cost-reduction programs and operating efficiencies. Energy prices increased in fiscal 2001 and, in fiscal 2002, are expected to be higher than historically experienced.

Future Environmental Developments

   We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations. Future environmental, health and safety standards may be more stringent. We anticipate that such potential standards could cause an increase in our capital expenditures and operating costs. Unless and until the standards are adopted it is not possible to estimate these costs with any certainty or to predict whether they will have a material effect on our financial condition or results of operations. See "Business--Environmental, Health and Safety Matters".

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

   As of March 31, 2001, the net gain based on the fair value of financial instruments with exposure to foreign currency risk was about $5 million. The potential loss in fair value liability for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be about $20 million. The model assumes a parallel shift in foreign currency exchange rates; however, exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates.

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

Recently Issued Accounting Pronouncements

   SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is in the process of completing its evaluation of the impact of this statement. Currently, the Company does not believe that the impact of adoption will be material to our consolidated financial position. The Company is adopting this statement in the first quarter of fiscal 2002.

   The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 (SAB 101) in fiscal 2001 to provide guidance on revenue recognition. This bulletin, which was effective for the Company in the fourth quarter of fiscal 2001, did not have a significant impact on the Company's results of operations.

   The Company will adopt SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities: A Replacement of FASB Statement No. 125" in the beginning of fiscal 2002 for transfers of receivables after March 31, 2001. The provisions of SFAS No.140 are substantially the same as SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Company has concluded that SFAS No. 140 will not have a significant impact on the Company's results of operations. Additional disclosures are required under SFAS 140 beginning in fiscal 2001 and are included in the accompanying financial statements.

   In fiscal 2001, the Emerging Issues Task Force issued guidance related to the classification of shipping and handling activities (EITF 00-10:
Classification of Shipping and Handling). This EITF was effective for the Company in the fourth quarter of fiscal 2001. The impact of adoption was not significant.

Item 8. Financial Statements and Supplementary Data

   See Index to Consolidated Financial Statements and Schedule at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors of the Registrant

   The information under the heading Election of Directors in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 10, 2001, is hereby incorporated by reference.

Item 11. Executive Compensation

   The information under the heading Executive Compensation in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 10, 2001, is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information under the heading Stock Ownership in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 10, 2001, is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

   The information under the heading Certain Transactions in the Company's definitive Proxy Statement for its annual meeting of stockholders to be held on August 10, 2001, is hereby incorporated by reference.

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

   The Company's core business, the design, manufacture and sale of lead acid batteries, and the Company's structure involves risk and uncertainty. Important factors that could affect the Company's results include, but are not limited to (i) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (ii) the Company's substantial debt and debt service requirements which restrict the Company's operational and financial flexibility, as well as imposing significant interest and financing costs, (iii) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (iv) the Company's assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (v) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company's results because it is a major constituent in most of the Company's products, (vi) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (vii) the Company's consolidation and rationalization of acquired entities requires substantial management time and financial and other resources and is not without risk, and (viii) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations. Therefore, the Company cautions each reader of this report to carefully consider those factors here-in-above set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Exide Corporation

                                                    /s/ Robert A. Lutz
                                          By: _________________________________
                                             Robert A. Lutz Chairman and Chief
                                                     Executive Officer

                                                    /s/ Kevin R. Morano
                                          By: _________________________________
                                              Kevin R. Morano Executive Vice
                                               President and Chief Financial
                                                          Officer

Date: June 29, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ Robert A. Lutz                          /s/ John A. James
By: _________________________________     By: _________________________________
  Robert A. Lutz Chairman and Chief               John A. James Director
          Executive Officer


                                                     /s/ Heinrich Meyr
         /s/ Kevin R. Morano              By: _________________________________
By: _________________________________             Heinrich Meyr Director
   Kevin R. Morano Executive Vice
    President and Chief Financial
               Officer

                                                    /s/ Jody G. Miller
                                          By: _________________________________

                                                  Jody G. Miller Director
       /s/ Kenneth S. Pawloski

By: _________________________________              /s/ Heinz C. Prechter
 Kenneth S. Pawloski Vice President,      By: _________________________________
        Corporate Controller                    Heinz C. Prechter Director


      /s/ Francois J. Castaing
By: _________________________________
    Francois J. Castaing Director

       /s/ Rodney L. Chadwick
By: _________________________________
     Rodney L. Chadwick Director

                               INDEX TO EXHIBITS

  2.1 Coordinating Agreement, dated May 9, 2000, between Exide Corporation and Pacific Dunlop Holdings (USA) Inc. and Amendments No. 1, 2 and 3 thereto dated June 19, June 28, and September 29, 2000 respectively (the Coordinating Agreement and Amendment No. 1 and 2 are incorporated by reference to Exhibit 2.1 to the Company's Quarterly report on Form 10-Q for the fiscal quarter ended July 2, 2000 (the "July 2000 10-Q"), Amendment No. 3 is incorporated by reference to the Company's Current Report on Form 8-K/A filed December 13, 2000 (the "8-K/A"); Stock Purchase Agreement by and between the Company and Pacific Dunlop Holdings (USA) Inc. dated as of May 9, 2000 (the "US Stock Purchase Agreement") and Amendments No. 1 and 2 thereto dated June 19, 2000, and September 29, 2000 respectively (the Stock Purchase Agreement and Amendment No. 1 are incorporated by reference to the July 2000 10-Q, Amendment No. 2 is incorporated by reference to the 8-K/A; Asset Purchase Agreement, dated June 28, 2000, between Pacific Dunlop Holdings (N.Z.) Limited and Exide New Zealand Limited (incorporated by reference to the July 2000 10-Q); Asset Purchase Agreement, dated June 28, 2000, between GNB Battery Technologies Limited, Australian Battery Company (Aust.) Pty Ltd, Pacific Dunlop Limited and Exide Australia Pty Limited and Amendment No.1 thereto dated September 29, 2000 (the Asset Purchase Agreement is incorporated by reference to the July 2000 10-K and Amendment No. 1 is incorporated by reference to the 8-K/A); Stock Purchase Agreement with respect to GNB Technologies NV, dated June 28, 2000, between P.D. International Pty Limited and Pacific Dunlop Holdings (Europe) Ltd and Exide Holding Europe (incorporated by reference to the July 2000 10-Q); Stock Purchase Agreement with respect to GNB Technologies Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Europe) Ltd and Exide Holding Europe (incorporated by reference to the July 2000 10-Q); Stock Purchase Agreement with respect to GNB Technologies (China) Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Hong Kong) Limited and Traeson Pte Ltd (renamed Exide Holding Asia Pte Limited) (incorporated by reference to the July 2000 10-Q); Asset Purchase Agreement, dated June 28, 2000, between Pacific Dunlop Holdings (Singapore) Pte Ltd and Bluewall Pte Ltd (renamed Exide Singapore Pte Limited) (incorporated by reference to the July 2000 10-Q); Stock Purchase Agreement with respect to GNB Technologies (India) Private Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Singapore) Pte Ltd and Traeson Pte Ltd (renamed Exide Holding Asia Pte Limited) and Amendment No. 1 thereto, dated September 29, 2000 (the Stock Purchase Agreement is incorporated by reference to the July 2000 10-Q and Amendment No. 1 is incorporated by reference to the 8-K/A); Trademark Purchase Agreement, dated June 28, 2000 between PD Licencing Pty Ltd and Exide Australia Pty Limited (incorporated by reference to the July 2000 10-Q). The registrant will furnish supplementally to the commission on request copies of any schedule to the foregoing which has been omitted.

  3.1 Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 (No. 333-29991), filed June 25, 1997.

  3.2 Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3 of the Company's Quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2000.

  3.3 Form of Rights Agreement dated as of September 18, 1998 between Exide Corporation and American Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Shares, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, and Amendment to the Rights Agreement, dated as of October 25, 2000 (the Form of Rights Agreement is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 21, 1998, and the Amendment is incorporated by reference to the Company's Current Report on Form 8-K filed November 20, 2000).

  4.1 Amended and Restated Credit and Guarantee Agreement dated as of September 29, 2000 by and among the Company, Credit Suisse First Boston, as Sole Book Manager, Joint Lead Arranger and Administrative Agent, Salomon Smith Barney Inc., as Syndication Agent and Joint Lead Arranger, and the lenders party thereto, and Amendment thereto, dated June 20, 2001 (the Amended and Restated Credit Agreement is incorporated by reference to the Company's Current Report on Form 8-K filed October 16, 2000 (the "October 2000 8-K")).

  4.2 Warrant Agreement dated as of September 29, 2000 by and between the Company and The Bank of New York, as warrant agent, and form of Warrant Certificate thereto as Exhibit A, incorporated by reference to the October 2000 8-K.

  4.3 Registration Rights Agreement dated as of September 29, 2000 by and among the Company and certain lenders under the Credit Agreement, incorporated by reference to the October 2000 8-K.

  4.4 Registration Rights and Standstill Agreement dated as of September 29, 2000 by and between the Company and Pacific Dunlop Holdings(USA) Inc., incorporated by reference to the October 2000 8-K.

  4.5 Registration Rights Agreement among the Registrant, Wilmington Securities, Inc. and certain other holders of the Registrant's Common Stock and Amendments No. 1 and No. 2, thereto, dated as of August 10, and September 29, 2000, respectively (the Registration Rights Agreement is incorporated by reference to Exhibit 4.14 to the Company's S-1 Registration Statement, dated August 27, 1993 (the "S-1 Registration Statement"), Amendments No. 1 and No. 2 are incorporated by reference to the October 2000 8-K).

  4.6 Amended and Restated Sale Agreement dated as of September 29, 2000 by and between the Company and Exide U.S. Funding Corporation, incorporated by reference to the October 2000 8-K.

  4.7 Amended and Restated Receivables Purchase Agreement dated as of September 29, 2000 by and between Exide U.S. Funding and Three Rivers Funding Corporation, incorporated by reference to the October 2000 8-K.

  4.8 Indenture dated as of April 28, 1995, between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit
         99.3 of the Company's Form 8-K dated June 2, 1995.

  4.9 Indenture dated as of December 15, 1995 between the Registrant and The Bank of New York, as trustee, incorporated by reference to
         Exhibit 4.7 to the Company's 1996 Annual Report on Form 10-K.

  4.10 Fiscal and Paying Agency Agreement, dated April 23, 1997, by and among Exide Holding Europe S.A., Exide Corporation, The Bank of New York and Deutsche Bank Aktiengesellschaft, incorporated by reference to Exhibit 4.9 to the Company's 1997 Annual Report on Form 10-K.

  10.1   Amended and Restated Employment Agreement with Robert A. Lutz.

  10.2 Exide Corporation 1993 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-413).

  10.3 Exide Corporation 1993 Long Term Incentive Plan, incorporated by reference to Exhibit 10.25 to the S-1 Registration Statement.

  10.4 Exide Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.20 to the Company's 1998 Annual Report on Form 10-K.

  10.5 Exide Corporation 1999 Stock Incentive Plan, as amended, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1999.

  10.6 Exide Corporation 2000 Broad-Based Stock Incentive Plan, incorporated by reference to Exhibit 99 of the Company's December 20, 2000 Registration Statement on Form S-8 (file No. 333-52266).

  10.7 Exide Corporation Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.2 of the Company's Report on Form 10-Q for the fiscal quarter ended December 31, 2000.

  10.8   Amended and Restated Nonqualified Stock Option Agreement for Robert
         A. Lutz, incorporated by reference to Exhibit 10.30 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2000.

  10.9   Form of Non-Qualified Stock Option Agreement.

  10.10  Form of Change in Control Agreement.

  10.11 Agreement dated September 30, 1994, among Gemala (Isle of Man) Limited, PT Sapta Panji Manggala, and B.I.G. Batteries Group Limited. Deed dated September 30, 1994, among Euro Exide Corporation Limited, Gemala (Isle of Man) Limited and B.I.G. Batteries Group Limited. Master Agreement dated September 30, 1994 among Euro Exide Corporation Limited, Gemala (Isle of Man) Limited, B.I.G. Batteries Group Limited and PT Sapta Panji Manggala, incorporated by reference to Exhibit 10.24 of the December 1994 Registration Statement.

  10.12 Receivables Sale Agreement, dated June 3, 1997 among CMP Batteries Limited, Exide (Dagenham) Limited, Fulmen (U.K.) Limited, B.I.G. Batteries Limited and Exide Europe Funding LTD, incorporated by reference to Exhibit 10.23 to the Company's 1998 Annual Report on Form 10-K.

  21     Subsidiaries of the Company.

  23.1   Consent of PricewaterhouseCoopers LLP.

  23.2   Consent of Arthur Andersen LLP.

                      EXIDE CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT ACCOUNTANTS..........................................  F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS...................................  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS......................................  F-4

CONSOLIDATED BALANCE SHEETS................................................  F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT...........................  F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS......................................  F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................  F-9

FINANCIAL STATEMENT SUPPORTING SCHEDULE:
 II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES........................ F-38

     All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Exide Corporation:

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Exide Corporation and its subsidiaries at March 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule at March 31, 2001 and for the year then ended listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
June 28, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Exide Corporation:

   We have audited the accompanying consolidated balance sheet of Exide Corporation (a Delaware corporation) and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the fiscal years ended March 31, 1999 and March 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exide Corporation and subsidiaries as of March 31, 2000 and the results of their operations and their cash flows for the fiscal years ended March 31, 1999 and March 31, 2000, in conformity with accounting principles generally accepted in the United States.

   As explained in Note 1 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for inventory costing.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index to the consolidated financial statements for the fiscal year's ended March 31, 1999 and March 31, 2000 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Philadelphia, Pa.,
June 29, 2000 (except with respect to the matter discussed in Note 16, as to which the date is June 28, 2001)

                       EXIDE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per-share data)

                                            For the Fiscal Year Ended March
                                                          31,
                                            ----------------------------------
                                               1999        2000        2001
                                            ----------  ----------  ----------
NET SALES.................................. $2,374,278  $2,194,447  $2,432,102

COST OF SALES BEFORE ASSET SALES...........  1,815,022   1,640,371   1,849,323

NET LOSS ON ASSET SALES....................        --       21,584         --
                                            ----------  ----------  ----------
    Gross profit...........................    559,256     532,492     582,779
                                            ----------  ----------  ----------
OPERATING EXPENSES:
  Selling, marketing and advertising.......    334,638     319,476     340,616
  General and administrative...............    169,744     145,770     157,459
  Restructuring and other..................        --       39,336     113,166
  Purchased research and development.......        --       14,262         --
  Goodwill amortization....................     20,016      17,165      14,949
                                            ----------  ----------  ----------
                                               524,398     536,009     626,190
                                            ----------  ----------  ----------
    Operating income (loss)................     34,858      (3,517)    (43,411)
                                            ----------  ----------  ----------
INTEREST EXPENSE, net......................    111,679     103,988     117,652

OTHER (INCOME) EXPENSE, net................     28,852      16,043      (6,733)
                                            ----------  ----------  ----------

  Loss before income taxes, minority
   interest and extraordinary loss.........   (105,673)   (123,548)   (154,330)
INCOME TAX PROVISION.......................     23,001      10,769       8,632
                                            ----------  ----------  ----------

  Loss before minority interest and
   extraordinary loss......................   (128,674)   (134,317)   (162,962)

MINORITY INTEREST..........................     (1,981)      1,725       1,623
                                            ----------  ----------  ----------

  Loss before extraordinary loss...........   (126,693)   (136,042)   (164,585)

EXTRAORDINARY LOSS RELATED TO EARLY
 RETIREMENT OF DEBT........................       (301)        --          --

                                            ----------  ----------  ----------
    Net loss............................... $ (126,994) $ (136,042) $ (164,585)
                                            ==========  ==========  ==========

BASIC EARNINGS PER SHARE:
  Loss before extraordinary loss........... $    (5.97) $    (6.40) $    (7.02)
  Extraordinary loss.......................      (0.01)        --          --
                                            ----------  ----------  ----------
    Net loss............................... $    (5.98) $    (6.40) $    (7.02)
                                            ==========  ==========  ==========

DILUTED EARNINGS PER SHARE:
  Loss before extraordinary loss........... $    (5.97) $    (6.40) $    (7.02)
  Extraordinary loss.......................      (0.01)        --          --
                                            ----------  ----------  ----------
    Net loss............................... $    (5.98) $    (6.40) $    (7.02)
                                            ==========  ==========  ==========
WEIGHTED AVERAGE SHARES:
  Basic....................................     21,245      21,263      23,447
                                            ==========  ==========  ==========
  Diluted..................................     21,245      21,263      23,447
                                            ==========  ==========  ==========

       The accompanying notes are an intergral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per-share data)

                                                                March 31,
                                                          ---------------------
                                                             2000       2001
                                                          ---------- ----------
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.............................. $   28,110 $   23,072
  Receivables, net of allowance for doubtful accounts of
   $64,177 and $33,597, respectively.....................    379,490    429,455
  Inventories............................................    405,720    511,411
  Prepaid expenses and other.............................     16,026     19,817
  Deferred income taxes..................................     20,138     28,478
                                                          ---------- ----------
    Total current assets.................................    849,484  1,012,233
                                                          ---------- ----------

PROPERTY, PLANT AND EQUIPMENT, NET.......................    443,344    632,935
                                                          ---------- ----------

OTHER ASSETS:
  Goodwill, net..........................................    501,117    540,395
  Investments in affiliates..............................     20,665      5,782
  Deferred financing costs, net..........................     12,796     26,777
  Deferred income taxes..................................     37,583     40,716
  Other..................................................     36,472     40,087
                                                          ---------- ----------
                                                             608,633    653,757
                                                          ---------- ----------
    Total assets......................................... $1,901,461 $2,298,925
                                                          ========== ==========




        The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES

                     (In thousands, except per-share data)

                                                              March 31,
                                                        ----------------------
                                                           2000        2001
                                                        ----------  ----------
         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Short-term borrowings................................ $   24,666  $   10,387
  Current maturities of long-term debt.................     32,047      28,117
  Accounts payable.....................................    260,352     350,712
  Accrued interest.....................................     28,882      37,627
  Accrued compensation.................................     66,734      77,998
  Product warranty reserve.............................     44,750      60,103
  Restructuring reserve................................     16,122      47,785
  Other current liabilities............................    162,463     215,886
                                                        ----------  ----------
    Total current liabilities..........................    636,016     828,615
                                                        ----------  ----------

LONG-TERM DEBT.........................................  1,061,672   1,308,542
                                                        ----------  ----------

NONCURRENT RETIREMENT OBLIGATIONS......................    128,827     164,447
                                                        ----------  ----------

OTHER NONCURRENT LIABILITIES...........................    123,329     235,587
                                                        ----------  ----------

COMMITMENTS AND CONTINGENCIES (Notes 3, 11 and 13)

MINORITY INTEREST......................................     17,993      18,373
                                                        ----------  ----------

                 STOCKHOLDERS' DEFICIT

  Common stock, $.01 par value 60,000 shares autho-
   rized;
   21,401 and 25,449 shares issued and outstanding.....        214         255
  Additional paid-in capital...........................    490,399     531,179
  Accumulated deficit..................................   (319,530)   (485,986)
  Notes receivable --stock award plan..................       (734)       (665)
  Accumulated other comprehensive loss.................   (236,725)   (301,422)
                                                        ----------  ----------
    Total stockholders' deficit........................    (66,376)   (256,639)
                                                        ----------  ----------
    Total liabilities and stockholders' deficit........ $1,901,461  $2,298,925
                                                        ==========  ==========



        The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

           FOR THE FISCAL YEARS ENDED MARCH 31, 1999, 2000 AND 2001

                     (In thousands, except per-share data)

                                                                                   Accumulated Other
                                                                                  Comprehensive Loss
                                                                                -----------------------
                                                                                  Minimum
                                              Notes                               Pension
                                Additional Receivable-                           Liability  Cumulative
                         Common  Paid-in   Stock Award   Unearned   Accumulated Adjustment, Translation Comprehensive
                         Stock   Capital      Plan     Compensation   Deficit   Net of Tax  Adjustment      Loss
                         ------ ---------- ----------- ------------ ----------- ----------- ----------- -------------
Balance at March 31,
1998....................  $213   $489,851    $(1,609)     $(322)     $ (53,078)  $ (2,767)   $(157,334)
                          ----   --------    -------      -----      ---------   --------    ---------
 Net loss for fiscal
 1999...................   --         --         --         --        (126,994)       --           --     $(126,994)
 Minimum pension
 liability adjustment,
 net of tax.............   --         --         --         --             --         985          --           985
 Translation
 adjustment.............   --         --         --         --             --         --       (14,415)     (14,415)
                                                                                                          ---------
 Comprehensive loss.....                                                                                  $(140,424)
                                                                                                          =========
 Common stock issued
 under employee stock
 purchase plan..........   --         148        --         --             --         --           --
 Common stock issued
 pursuant to Board of
 Directors' grants......   --         165        (51)       --             --         --           --
 Forfeiture of common
 stock grants...........   --         (17)        17        --             --         --           --
 Payment for common
 stock grants...........   --         --         857        --             --         --           --
 Amortization of
 unearned compensation..   --         --         --         193            --         --           --
 Cash dividends paid
 ($0.08/share)..........   --         --         --         --          (1,707)       --           --
                          ----   --------    -------      -----      ---------   --------    ---------
Balance at March 31,
1999....................   213    490,147       (786)      (129)      (181,779)    (1,782)    (171,749)
                          ----   --------    -------      -----      ---------   --------    ---------
 Net loss for fiscal
 2000...................   --         --         --         --        (136,042)     ----           --     $(136,042)
 Minimum pension
 liability adjustment,
 net of tax.............   --         --         --         --             --        (311)         --          (311)
 Translation
 adjustment.............   --         --         --         --             --         --       (62,883)     (62,883)
                                                                                                          ---------
 Comprehensive loss.....                                                                                  $(199,236)
                                                                                                          =========
 Common stock issued
 under employee stock
 purchase plan..........     1        165        --         --             --         --           --
 Common stock issued
 pursuant to Board of
 Directors' grants......   --          87                   --             --         --           --
 Forfeiture of common
 stock grants...........   --         --          52                       --         --           --
 Amortization of
 unearned compensation..   --         --         --         129            --         --           --
 Cash dividends paid
 ($0.08/share)..........   --         --         --         --          (1,709)       --           --
                          ----   --------    -------      -----      ---------   --------    ---------
Balance at March 31,
2000....................   214    490,399       (734)       --        (319,530)    (2,093)    (234,632)
                          ----   --------    -------      -----      ---------   --------    ---------
 Net loss for fiscal
 2001...................   --         --         --         --        (164,585)       --           --     $(164,585)
 Minimum pension
 liability adjustment,
 net of tax.............   --         --         --         --             --     (34,461)         --       (34,461)
 Translation
 adjustment.............    --        --         --         --             --         --       (30,236)     (30,236)
                                                                                                          ---------
 Comprehensive loss.....                                                                                  $(229,282)
                                                                                                          =========
 Common stock issued
 under employee stock
 purchase plan..........     1        --         --         --             --         --           --
 GNB acquisition stock
 issuance...............    40     36,244        --         --             --         --           --
 Warrants issued for GNB
 financing..............   --       4,536        --         --             --         --           --
 Forfeiture of common
 stock grants...........   --         --          69        --             --         --           --
 Cash dividends paid
 ($0.08/share)..........   --         --         --         --          (1,871)       --           --
                          ----   --------    -------      -----      ---------   --------    ---------
Balance at March 31,
2001....................  $255   $531,179    $  (665)     $ --       $(485,986)  $(36,554)   $(264,868)
                          ====   ========    =======      =====      =========   ========    =========

       The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                          For the Fiscal Year Ended March 31,
                                          -------------------------------------
                                             1999         2000         2001
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...............................  $  (126,994) $  (136,042) $  (164,585)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities --
 Depreciation and amortization..........      123,153       95,706       99,595
 Extraordinary loss.....................          301          --           --
 Net (gain) loss on asset sales.........          --        21,584      (18,500)
 Purchased research and development.....          --        14,262          --
 Deferred income taxes..................        9,106       16,199      (11,369)
 Amortization of original issue discount
  on notes..............................        9,341        9,992       10,642
 Provision for losses on accounts
  receivable............................       23,243        6,859       12,066
 Non-cash restructuring and other
  expense...............................          --        19,336       42,381
 Minority interest......................       (1,981)       1,725        1,623
 Amortization of deferred financing
  costs.................................        4,737        3,610        5,262
 Net change from sales of receivables...       29,263      (23,483)      94,933
 Changes in assets and liabilities
  excluding effects of acquisitions and
  divestitures --
 Receivables............................      (26,353)     (29,139)       7,331
 Inventories............................       51,307       50,324       (4,680)
 Prepaid expenses and other.............         (749)       1,466        2,768
 Payables...............................      (14,871)      27,970      (36,565)
 Accrued expenses.......................      (34,844)     (29,132)      33,958
 Noncurrent liabilities.................       18,209       42,033       28,314
 Other, net.............................       14,351        2,378      (12,984)
                                          -----------  -----------  -----------
  Net cash provided by operating
   activities...........................       77,219       95,648       90,190
                                          -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 GNB Acqusition, net of cash acquired of
  $17,098...............................          --           --      (331,902)
 Other acquisitions of businesses.......      (14,825)      (2,582)         --
 Capital expenditures...................      (76,211)     (63,953)     (69,495)
 Proceeds from sales of assets..........       41,707       53,105       45,477
 Insurance proceeds from fire damage....       26,973          807          --
                                          -----------  -----------  -----------
  Net cash used in investing
   activities...........................      (22,356)     (12,623)    (355,920)
                                          -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in short-term
  borrowings............................        3,439        7,486       (8,503)
 Borrowings under Global Credit
  Facilities Agreement..................      606,791      639,089      604,274
 Repayments under Global Credit
  Facilities Agreement..................     (659,471)    (709,673)    (569,432)
 GNB Acquisition Debt...................          --           --       250,000
 Decrease in other debt.................      (17,490)      (8,448)         --
 Debt issuance costs....................       (1,800)        (732)     (15,000)
 Dividends paid.........................       (1,707)      (1,709)      (1,871)
                                          -----------  -----------  -----------
  Net cash (used in) provided by
   financing activities.................      (70,238)     (73,987)     259,468
                                          -----------  -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS...................          358       (1,524)       1,224
                                          -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................      (15,017)       7,514       (5,038)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR...................................       35,613       20,596       28,110
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR..  $    20,596  $    28,110  $    23,072
                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the year for--
  Interest (net of amount capitalized)..  $    93,995  $    89,955  $    93,764
  Income taxes (net of refunds).........  $    10,852  $    16,180  $     9,682

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

   The Company acquired GNB Technologies, Inc. and related entities and assets
(GNB) on September 29, 2000 (see Note 3).

   Investments in affiliates of less than a 20% interest are accounted for by the cost method. Investments in 20% to 50% owned companies are included in the consolidated financial statements on the basis of the equity method of accounting. The Company's equity in the net income (loss) of these companies is not material.

 Nature of Operations

   The Company is the largest manufacturer and marketer of Transportation and Industrial lead acid batteries in the world. The Company markets Transportation batteries to a broad range of retailers and distributors of replacement batteries and original equipment manufacturers ("OEM"), primarily in the automotive industry. The Company's Industrial batteries consist of Motive Power batteries, such as those used in forklift trucks and other electric vehicles, and Network Power batteries used for back-up power applications, such as those for telecommunication systems.

   See Note 2 for a discussion of the Company's realignment to a Global Business Unit structure which was effective April 1, 2000.

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

 Major Customers and Concentration of Credit

   The Company has a number of major end-user, retail and OEM customers, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales during any of the fiscal years presented. The Company does not believe a material part of its business is dependent upon a single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company's largest customers would most likely have a negative short-term impact on the Company's results of operations.

   In fiscal 2001, the Company terminated its supplier agreement with two major U.S. automotive retail customers.

                      EXIDE CORPORATION AND SUBSIDIARIES

   During fiscal 1999 and 2001 certain of the Company's Transportation customers declared bankruptcy. In connection with these bankruptcies, the Company recorded provisions for losses on accounts receivable of $5,800 and $2,900 during 1999 and 2001, respectively.

   In fiscal 1999, the Company terminated its supplier agreement with a major retail customer. Costs associated with the contract termination included write-offs of inventory of $1,900, included in cost of sales, and prepaid customer incentives of $5,400, which were reflected as a reduction of net sales.

 Foreign Currency Translation

   The functional currency of each of the Company's foreign subsidiaries is primarily the respective local currency. Assets and liabilities of the Company's foreign subsidiaries and affiliates are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of other comprehensive income within stockholders' deficit. Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" are also recorded as a component of other comprehensive income. Transaction gains and losses not meeting this permanently advanced criteria are included in other (income) expense, net. The Company recorded net transaction (gains) losses of $8,600, $897 and $(1,009) in fiscal 1999, 2000 and 2001, respectively.

 Cash Equivalents

   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Inventories

   Inventories, which consist of material, labor and overhead, are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. See "Restatement" within this footnote for discussion of the Company's change in valuing its U.S. battery inventory in fiscal 2000.

 Property, Plant and Equipment

   Property, plant and equipment at March 31 consists of:

                                                                2000     2001
                                                              -------- --------
     Land.................................................... $ 32,659 $ 47,615
     Buildings and improvements..............................  213,143  260,336
     Machinery and equipment.................................  528,242  613,988
     Construction in progress................................   16,747   39,294
                                                              -------- --------
                                                               790,791  961,233
     Less - Accumulated depreciation.........................  347,447  328,298
                                                              -------- --------
       Property, plant and equipment, net.................... $443,344 $632,935
                                                              ======== ========

   Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of depreciable assets. Accelerated methods are used for tax purposes. Useful lives of depreciable assets, by class, are as follows:

     Buildings and improvements................................... 5 to 40 years
     Machinery and equipment...................................... 3 to 10 years

                      EXIDE CORPORATION AND SUBSIDIARIES

   Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. In connection with constructing property and equipment, the Company capitalized $967, $159 and $160 of interest costs during fiscal years 1999, 2000 and 2001, respectively. Depreciation expense was $96,750, $76,257 and $84,568 for fiscal years 1999, 2000 and 2001, respectively.

 Goodwill

   Goodwill is currently being amortized over 40 years on a straight-line basis. Accumulated amortization as of March 31, 2000 and 2001, was $84,849 and $94,132, respectively. It is the Company's policy to review goodwill (and other long-lived assets) for possible impairment when an indication of impairment exists on the basis of whether the carrying amount of such assets is fully recoverable from projected, undiscounted net cash flows of the related business. If such a review would indicate that the carrying amount of goodwill and/or other long-lived assets is not recoverable, the Company then reduces the carrying amount of such assets to fair value based on discounted net cash flows of the related business.

 Deferred Financing Costs

   Deferred financing costs are amortized to interest expense over the life of the related debt.

 Estimated Warranty Costs

   The Company recognizes the estimated cost of warranty obligations as a reduction of sales in the period in which the related products are sold. These estimates are based on historical trends.

 Hedging Agreements

   The Company enters into certain interest rate swap agreements to hedge exposure to interest costs associated with long-term debt. The differential to be paid or received on these agreements is accrued as interest rates change and is recognized monthly over the life of the agreements. See Note 5 for further discussion.

   The Company enters into certain foreign exchange rate agreements to hedge exposure to the currency fluctuation of certain transactions denominated in a currency other than the applicable local currency. The differential to be paid or received on these agreements is offset against the applicable transaction gain or loss. See Risks Associated with International Operations and Currency Risk below for further discussion.

   The Company enters into certain lead forward purchase and put option agreements to hedge the cost of externally purchased lead. The differential to be paid or received on these agreements is included in the cost of lead inventory. See Note 4 for further discussion.

   Counterparties to foreign exchange, commodity and interest rate swap and option agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote and any losses would be immaterial.

   See Recently Issued Accounting Standards for discussion of the Company's adoption in fiscal 2002 of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities".

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

 Noncurrent Retirement Obligations

   Noncurrent retirement obligations consist principally of reserves for pension obligations, postretirement health care and other retirement benefits. See Note 6.

 Loss Per Share

   Basic loss per share ("EPS") is computed using the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options and warrants. There is no difference between basic and diluted EPS in the periods presented since the net loss position in each of those years causes these options and warrants to be antidilutive.

   Options to purchase 5,034 and 5,799 shares with exercise prices ranging from $9.563 to $29.50 and $7.75 to $25.875 were outstanding at March 31, 2000 and 2001, respectively. These options expire in the years 2001 to 2009 and 2002 to 2010, respectively. The current year options include those granted under the 2000 Broad-Based Stock Incentive Plan. See Note 8.

   The loss per share calculations for fiscal 2001 include the impact of the 4,000 shares issued as part of the GNB acquisition consideration during the portion of the fiscal year these shares were outstanding.

 Noncash Activity in Cash Flow Statement

   The Company's stock issuance related to the GNB acquisition (see Note 3) is considered a noncash investing activity in the accompanying consolidated statements of cash flows. The Company's warrant issuance (see Note 3) related to the GNB acquisition is considered a non-cash financing activity in the accompanying consolidated statements of cash flows.

   The minimum pension liability adjustment (see Note 6) in fiscal 1999, 2000, and 2001 is treated as a non-cash operating activity in the accompanying consolidated statements of cash flows.

   The $11,500 consideration in the form of notes payable in fiscal 2000 for the Lion Compact Energy ("LCE") acquisition (see Note 3) was treated as a non-cash investing activity in the consolidated statement of cash flows.

 Revenue Recognition

   The Company records sales when revenue is earned. Revenue recognition for sales of batteries is based on when title and risk of loss has passed to the customer, which typically occurs upon product shipment. The Company recognizes revenues under service agreements when the related service has been provided.

   The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101") in fiscal 2001 to provide guidance on revenue recognition. This bulletin, which was effective for the Company in the fourth quarter of fiscal 2001, did not have a significant impact on the Company's results of operations.

                      EXIDE CORPORATION AND SUBSIDIARIES

 Advertising

   The Company expenses advertising costs as incurred.

 Comprehensive Loss

   In fiscal 2000, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" related to the reporting and presentation of comprehensive income(loss) and its components. The adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity (deficit). SFAS No. 130 requires the change in the minimum pension liability, foreign currency translation adjustments and foreign currency gains and losses from certain intercompany transactions meeting the indefinite reversal criteria to be included in other comprehensive loss. Prior years' financial statements were reclassified to conform to these requirements. The minimum pension liability adjustment was net of deferred tax assets of $960, $156 and $156 as of March 31, 1999, 2000, and 2001, respectively.

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

 Risks Associated with International Operations and Currency Risk

   The Company's international operations are subject to risks normally associated with foreign operations, including, but not limited to, the disruption of markets, changes in export or import laws, restrictions on currency exchanges and the modification or introduction of other government policies with potentially adverse effects. The majority of the Company's sales and expenses are denominated in currencies other than U.S. dollars, and changes in exchange rates may have a material effect on the Company's reported results of operations and financial position. In addition, a significant portion of the Company's indebtedness is denominated in U.S. dollars. For all periods presented, stockholders' deficit was unfavorably impacted by the weakening of major European currencies, as shown in the accompanying financial statements.

   As discussed above, the Company enters into foreign exchange contracts to reduce the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities, as well as certain firm commitments and highly anticipated cash flows. The Company may also enter into purchased option contracts which, if exercised, involve the sale or purchase of foreign currency at a fixed exchange rate for a specified period of time. As of March 31, 2001, the notional value of open forward exchange contracts and the related unrealized gains were $223,383 and $3,300, respectively.

 Accounting for Shipping and Handling Costs

   The Company records shipping and handling costs incurred in cost of sales and records shipping and handling costs billed to customers in net sales.

   In fiscal 2001, the Emerging Issues Task Force issued guidance related to the classification of shipping and handling activities (EITF 00-10:
Classification of Shipping and Handling). This EITF was effective for the Company in the fourth quarter of fiscal 2001. The impact of adoption was not significant.

                      EXIDE CORPORATION AND SUBSIDIARIES

 Restatement

   The Company changed its method of valuing inventory for U.S. battery inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method in the fourth quarter of fiscal 2000. This change did not impact the Company's earnings for any of the periods presented. The change was made to better match the Company's current manufacturing costs with revenues, make our methodology more consistent with others in the industry and allow for the valuing of inventory consistently throughout the Company, particularly with the Global Business Unit structure realignment, discussed in
Note 2. Generally accepted accounting principles required the Company to restate for this particular accounting change. As such, retained earnings for the earliest period presented was reduced by $17,067 therein.

 Reclassification

   Certain other prior period amounts have been reclassified to conform to the fiscal 2001 presentation.

 Recently Issued Accounting Standards

   SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is in the process of completing its evaluation of the impact of this statement. Currently, the Company does not believe that the impact of adoption will be material to our consolidated financial position. The Company is adopting this statement in the first quarter of fiscal 2002.

   See Revenue Recognition above for discussion of the Company's adoption of SAB101.

   See Note 10 for discussion of the Company's adoption of SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities: A Replacement of FASB Statement No. 125"("SFAS 140").

2. GLOBAL BUSINESS UNIT STRUCTURE REALIGNMENT:

   The Company realigned its business to a customer-focused global business unit structure, effective April 1, 2000, to allow the Company to more effectively service all of its customers' needs and requirements. This strategy is in contrast to the Company's geographic based structure in place through March 31, 2000. See Note 16.

3. ACQUISITIONS AND DIVESTITURES:

 GNB Acquisition

   On September 29, 2000, the Company acquired the global battery business of Australian-based Pacific Dunlop Limited, including its subsidiary GNB Technologies, Inc. ("GNB"), a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, for consideration of $379,000 (including $344,000 in cash and 4,000 of the Company's common shares) plus assumed liabilities. Pacific Dunlop now holds an approximate 16 percent interest in the outstanding shares of common stock of the Company.

   The Company financed the cash portion of the purchase price, including associated fees and expenses, through an additional $250,000 term loan under its existing senior secured Global Credit Facilities Agreement,

                      EXIDE CORPORATION AND SUBSIDIARIES
and $100,000 of securitized GNB accounts receivables. The Company also issued warrants to acquire 1,286 common shares with an exercise price of $8.99 per share in conjunction with the term loan financing. These warrants are immediately exercisable.

   The acquisition has been accounted for using the purchase method. GNB's results of operations are included in the accompanying consolidated statement of operations since the date of acquistion. GNB's preliminary opening balance sheet is included in the accompanying consolidated balance sheet as of March 31, 2001. This allocation is preliminary and will likely change upon resolution of open matters including the completion of appraisals and the final assessment of certain contingencies, including environmental contingencies, restructuring reserves and other items.

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

                                                 Fiscal 2000 (a) Fiscal 2001 (b)
                                                 --------------- ---------------
                                                   (unaudited)     (unaudited)
                                                 --------------- ---------------
     Net sales..................................   $3,099,573      $2,921,417
     Net loss...................................   $ (224,870)     $ (180,501)
     Loss per share:
       Basic....................................   $    (8.90)     $    (7.09)
       Diluted..................................   $    (8.90)     $    (7.09)

--------
(a) Includes the Company's pre-tax charges for certain items (see Note 16) aggregating $142,600 in fiscal 2000. Also includes GNB fixed asset write-downs and restructuring pre-tax charges of $75,542 recorded prior to September 29, 2000.

(b) Includes the Company's pre-tax charges for certain items (see Note 16) aggregating $169,000 in fiscal 2001. Also includes pre-acquisition GNB restructuring and environmental pre-tax charges of $21,700 recorded prior to September 29, 2000.

 Lion Compact Energy Acquisition

   On September 27, 1999, the Company entered into an agreement to acquire a controlling interest in LCE, a privately held company conducting research in dual-graphite battery technology. This transaction was accounted for using the purchase method. The Company paid $3,500 in cash upon closing in December,1999, $2,500 in fiscal 2001 and will pay $9,000, plus certain royalty fees, over the next several years based upon the performance of LCE and its product development. The Company has the option to reconvey its interest in LCE at any time to the seller during this payment period. All payments made are non-refundable.

   In conjunction with the LCE acquisition, the Company recorded a $14,262 write-off for purchased research and development costs in fiscal 2000. The purchased in-process research and development had not yet reached technological feasibility, and the technology had no alternative future use, as of the date of acquisition.

   The $11,500 consideration in the form of notes payable was treated as a noncash investing activity in the consolidated statements of cash flows.

                      EXIDE CORPORATION AND SUBSIDIARIES

 Divestiture of Non-Core Businesses

   During the fourth quarter of fiscal 1999, the Company, as part of a strategic review of its operations, identified certain non-core businesses for divestiture, and the Board of Directors approved a related divestiture plan. The Company recorded an impairment charge of $38,600 in cost of sales and $2,000 in operating expenses in fiscal 1999 relative to the identified businesses. The Company recorded additional net charges of $21,584 in cost of sales in fiscal 2000 related to these divestitures. Before recognition of the impairment, these businesses had a net book value of approximately $72,400 and operating losses of approximately $8,400 during fiscal 1999 and $3,200 in fiscal 2000.

   The Company sold its battery separator operations in fiscal 2000 for approximately $47,000, consisting of $26,100 in cash proceeds and the remainder in future sublease arrangements. Cash proceeds from the sale were used to reduce debt. As part of the agreement, the Company entered into a multi-year agreement to purchase its United States battery separator needs from the buyer. This agreement includes minimum annual purchase level commitments. The Company recorded a gain on this sale, net of amounts deferred related to the purchase agreement, of $9,500 included in net loss on asset sales in the accompanying consolidated statements of operations. In fiscal 2001, the Company recorded a charge of $29,000 to cost of sales related to these minimum annual purchase commitments in connection with renegotiating this contract as a result of the GNB acquisition.

   The Company sold additional non-core businesses in fiscal 2000 and 2001 with cash proceeds of approximately $6,700 and $9,000, respectively.

 Sale of Yuasa Investment

   On November 10, 2000 the Company sold its 13.5 percent interest in Yuasa Inc. for $29,900. The Company reported a pre-tax gain in other income of $13,000 in fiscal 2001 on the sale of this investment.

4. INVENTORIES:

                                                                  March 31,
                                                              ------------------
                                                                2000      2001
                                                              --------- --------
     Raw materials........................................... $ 111,168 $108,582
     Work-in-process.........................................    64,412   79,767
     Finished goods..........................................   230,140  323,062
                                                              --------- --------
                                                              $ 405,720 $511,411
                                                              ========= ========

   In connection with the purchase of lead for anticipated manufacturing requirements, the Company enters into commodity forward purchase and purchased put option contracts. These contracts are used as a hedging strategy to help protect against volatility in lead prices. The Company remains at risk for possible changes in the fair market value of the commodity contracts; however, such risk should be mitigated by price changes in lead. The contracts are accounted for as hedges and, accordingly, gains or losses are deferred and recognized in inventory until the related inventory is sold. At March 31, 2001, the notional amount of open commodity forward purchase contracts and purchased put option contracts was $32,534 and $32,580.

5. DEBT:

   At March 31, 2000 and 2001, short-term borrowings of $24,666 and $10,387, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's non-U.S. subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local

                      EXIDE CORPORATION AND SUBSIDIARIES
market rates plus up to one percent. As of March 31, 2000 and 2001, the weighted average interest rate on these borrowings was 16.4% and 9.5%, respectively.

   Following is a summary of the Company's long-term debt at March 31, 2000 and 2001:

                                                          2000         2001
                                                       -----------  ----------
Senior Secured Global Credit Facilities Agreement --
Borrowings primarily at LIBOR plus 3.75% to 4.50% and
 LIBOR plus 2.25% to 3% at a weighted average rate of
 8.16% and 9.61% at March 31, 2000 and 2001,
 respectively......................................... $   336,636  $  587,432
9.125% Senior Notes, (Deutsche mark denominated) due
 April 15, 2004.......................................      85,515      78,589
10% Senior Notes, due April 15, 2005..................     300,000     300,000
Convertible Senior Subordinated Notes, due December
 15, 2005.............................................     326,369     337,011
Other, including capital lease obligations (see Note
 13), and other loans at interest rates generally
 ranging from 3.7% to 11.5% due in installments
 through 2015.........................................      45,199      33,627
                                                       -----------  ----------
                                                         1,093,719   1,336,659
Less--Current maturities..............................     (32,047)    (28,117)
                                                       -----------  ----------
                                                       $ 1,061,672  $1,308,542
                                                       ===========  ==========

   The Company's $900,000 (including $250,000 to finance the GNB acquisition) Senior Secured Global Credit Facilities Agreement has three borrowing
Tranches: a $150,000 six year multi-currency term A loan, a $500,000 seven and one-quarter year U.S. dollar term B loan, and a $250,000 six year multi-currency revolving credit line. This facility contains a number of financial and other covenants customary for such agreements including restrictions on new indebtedness, liens, leverage rates, acquisitions and capital expenditures. Principal payments on nonrevolving debt will continue through March 2005. Availability under the Senior Secured Global Credit Facilities Agreement, net of outstanding letters of credit, is $126,000 at March 31, 2001. The use of such availability may be limited by certain covenants in the credit agreement. Weighted average interest rates on the Company's pre-GNB senior secured Global Credit Facilities Agreement debt have increased approximately 1.5% due to the GNB acquisition. Interest on the GNB acquisition debt is based on LIBOR plus 4.5%.

   The Company is in compliance with its March 31, 2001 bank covenants and expects to continue to be in compliance prospectively. However, due to current general economic conditions, the Company felt it prudent to seek revisions of some of the terms of its financial covenants over the next six quarters in its Global Credit Facilities Agreement in order to provide flexibility in the event of further economic weakness. The Company received approval for these revisions from its lenders in June 2001.

   In fiscal 1999 and fiscal 2000, the Company amended certain provisions of the then existing $650,000 Senior Secured Global Credit Facilities Agreement.

   On April 23, 1997, the Company issued 175,000 Deutsche mark (U.S. $96,373) 9.125% Senior Notes due on April 15, 2004.

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

                      EXIDE CORPORATION AND SUBSIDIARIES

Company then terminated these interest rate swap agreements and made a cash payment of $4,588, of which $2,478 was recorded as a bond discount and is being amortized over the remaining life of the 10% Senior Notes.

   In December 1995, the Company issued Convertible Senior Subordinated Notes due December 15, 2005, with a face amount of $397,000 discounted to $287,797. These notes have a coupon rate of 2.9% with a yield to maturity of 6.75%. The notes are convertible into the Company's common stock at a conversion rate of
 .0125473 shares per $1 principal amount at maturity, subject to adjustments in certain events.

   On June 27, 2001, the Board of Directors approved for submission a proposal to shareholders, to be voted on at the Company's annual meeting on August 10, 2001, seeking authority for the issuance of up to 20,000 common shares. Such approval is being requested in order to provide the Company the ability to exchange common stock for additional portions of the Company's 2.9% Convertible Subordinated Notes and/or certain portions of the Company's 10% Senior Notes and 9.125% Senior Notes.

   During 2001, the Company had two currency and interest rate swap agreements which effectively converted $110,500 of borrowings under the senior secured Global Credit Facilities Agreement and certain intercompany loans into 406,200 French Francs (U.S. $68,500) and 25,200 British pounds sterling (U.S. $42,000). We received LIBOR and paid PIBOR and pound sterling LIBOR, respectively. The Company terminated these agreements on December 27, 2000 and received a cash payment of 13,700 Euros and 3,300 British pounds sterling, respectively. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into two six month forward contract to continue to hedge these transactions.

   During the fourth quarter of fiscal 2000, the Company assigned 382,500 French Francs (U.S. $64,500) of its then existing currency and interest rate swap agreement to a new counterparty and received a cash payment of 8,500 Euros. Simultaneously, the Company entered into a new 66,800 Euro (U.S. $64,500) one-year currency and interest rate hedge agreement. The Company terminated this agreement in the second quarter of fiscal 2001 and received a cash payment of 6,200 Euros. Simultaneously, the Company entered into a new 73,100 Euro (U.S. $64,500) one-year currency and interest rate hedge agreement with this same counterparty. The Company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%.

   The Company entered into a $60,000 two year interest rate swap agreement on October 18, 2000 for which we pay a quarterly fixed rate of 6.55% and receive a three month LIBOR rate (currently 4.83%). This swap hedges a portion of the variable interest exposure on our $900,000 Global Credit Facilities Agreement Tranche B Term Loans.

   On January 17, 2001 we entered into an interest rate cap agreement, which reduces the impact of changes in interest rates on a portion of our floating rate debt. The cap agreement effectively limits the three-month LIBOR based interest rate on $70,000 of our U.S. borrowings to no more than 6.5% through July 17, 2002.

   The Company's variable rate based debt was approximately $600,000 at March 31, 2001, of which approximately $130,000 was hedged at March 31, 2001.

   Annual principal payments required under long-term debt obligations at March 31, 2001 are as follows:

     Fiscal Year                                                       Amount
     -----------                                                     -----------
     2002........................................................... $    28,117
     2003...........................................................      25,001
     2004...........................................................     149,001
     2005...........................................................     482,610
     2006...........................................................     645,366
     Thereafter.....................................................       6,564
                                                                     -----------
                                                                     $ 1,336,659
                                                                     ===========

                      EXIDE CORPORATION AND SUBSIDIARIES

6. EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE
   BENEFITS:

   The Company has noncontributory defined benefit pension plans covering substantially all hourly employees in North America. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. The Company has numerous defined contribution plans in North America and Europe with related expense of $6,046, $5,585 and $3,325 in fiscal 1999, 2000 and 2001, respectively.

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

                      EXIDE CORPORATION AND SUBSIDIARIES

   The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated financial statements at March 31, 2000 and 2001:

                                       Pension Benefits     Other Benefits
                                      -------------------  ------------------
                                        2000      2001       2000      2001
                                      --------  ---------  --------  --------
Change in benefit obligation:
  Benefit obligation at beginning of
   year.............................. $295,676  $ 285,791  $ 18,572  $ 15,661
  Transfers in from GNB acquisition..      --     136,024       --     14,042
  Service cost.......................    7,186      9,314       206       256
  Interest cost......................   16,823     22,575     1,085     1,905
  Actuarial (gain)/loss..............   (1,949)    16,043    (2,993)    3,087
  Plan participants' contributions...    1,062      1,174       --        --
  Benefit paid.......................  (12,048)   (15,963)   (1,267)   (2,153)
  Plan amendments....................      977     (2,607)      --        --
  Currency translation...............  (14,114)   (20,961)       58      (232)
  Settlements and Other..............   (7,822)      (914)      --        --
                                      --------  ---------  --------  --------
   Benefit obligation at end of
    year............................. $285,791  $ 430,476  $ 15,661  $ 32,566
                                      ========  =========  ========  ========

Change in plan assets:
  Fair value of plan assets at
   beginning of year................. $187,227  $ 194,055  $    --   $    --
  Transfers in from GNB acquisition..      --     143,043       --        --
  Actual return on plan assets.......   17,820    (20,904)      --        --
  Employer contributions.............    9,532      3,218     1,267     2,153
  Plan participants' contributions...    1,062      1,174       --        --
  Benefits paid......................  (12,048)   (15,963)   (1,267)   (2,153)
  Currency translation...............   (1,193)   (12,024)      --        --
  Settlements and other..............   (8,345)     4,610       --        --
                                      --------  ---------  --------  --------
   Fair value of plan assets at end
    of year.......................... $194,055  $ 297,209  $    --   $    --
                                      ========  =========  ========  ========

Reconciliation of funded status:
  Funded status...................... $(91,736) $(133,267) $(15,661) $(32,566)
  Unrecognized net transition
   obligation........................      220         94       998       857
  Prior service cost.................    2,939      2,375       --        --
  Actuarial loss.....................    3,337     31,708     1,332     4,197
  Contributions after measurement
   date..............................      230          3       --        --
                                      --------  ---------  --------  --------
   Net amount recognized............. $(85,010) $ (99,087) $(13,331) $(27,512)
                                      ========  =========  ========  ========

Amounts recognized in statement of
 financial position:
  Prepaid benefit cost............... $ 22,592  $  31,547  $    --   $    --
  Accrued benefit cost............... (111,920)  (169,103)  (13,331)  (27,512)
  Intangible asset...................    2,069      1,759       --        --
  Accumulated other comprehensive
   loss..............................    2,249     36,710       --        --
                                      --------  ---------  --------  --------
   Net amount recognized............. $(85,010) $ (99,087) $(13,331) $(27,512)
                                      ========  =========  ========  ========


                                       Pension Benefits     Other Benefits
                                      -------------------  ------------------
                                        2000      2001       2000      2001
                                      --------  ---------  --------  --------
Weighted-average assumptions as of
 March 31:
  Discount rate......................      6.6%       6.7%      8.0%      7.5%
  Expected return on plan assets.....      7.7%       8.5%       --        --
  Rate of compensation increase......      4.3%       4.4%       --        --

                      EXIDE CORPORATION AND SUBSIDIARIES

   For measurement purposes, an 8.0% and an 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000 and 2001, respectively. The rate was assumed to decrease gradually to 5.0% for fiscal 2004 and remain at that level thereafter.

   The following table sets forth the plans' expense recognized in the Company's consolidated financial statements:

                                  Pension Benefits           Other Benefits
                               -------------------------  --------------------
                                1999     2000     2001     1999   2000   2001
                               -------  -------  -------  ------ ------ ------
Components of net periodic
 benefit cost:
  Service cost................ $ 7,428  $ 7,186  $ 9,314  $  195 $  206 $  256
  Interest cost...............  18,149   16,823   22,575   1,266  1,085  1,905
  Expected return on plan
   assets..................... (14,318) (14,193) (21,271)     --     --     --
  Amortization of net-
    Transition obligation.....      31       30       28      64     65     64
    Prior service cost........     267      357      256      --     --     --
    (Gain) / Loss.............     (48)     (10)     190      --     --    125
                               -------  -------  -------  ------ ------ ------
  Net periodic benefit cost
   (a)........................ $11,509  $10,193  $11,092  $1,525 $1,356 $2,350
                               =======  =======  =======  ====== ====== ======

--------
(a) Excludes the impact of curtailments of $(706), $1,083 and $(986) in fiscal 1999, 2000 and 2001, respectively.

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $149,988, $141,986 and $38,805, respectively, as of March 31, 2000 and $319,929, $314,287 and $186,883,
respectively as of March 31, 2001.

   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                          One         One
                                                      Percentage- Percentage-
                                                         Point       Point
                                                       Increase    Decrease
                                                      ----------- -----------
   Effect on total of service and interest cost
    components.......................................   $  201      $  (167)
   Effect on the postretirement benefit obligation...   $1,898      $(1,640)

7. PREFERRED SHARE PURCHASE RIGHTS PLAN:

   In fiscal 1999, the Company's Board of Directors announced that it adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to stockholders of record on September 29, 1998, of one Preferred Share Purchase Right (a "Right") on each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Junior Participating Preferred Stock, Series A, par value $.01 per share, of the Company (the "Preferred Shares") at an exercise price of $60 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are not exercisable, or transferable apart from the common stock, until the earlier to occur of (i) ten days following a public announcement that a person or group other than certain exempt persons (an "Acquiring Person"), together with persons affiliated or associated with such Acquiring Person (other than those that are exempt persons) acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding common stock, or (ii) ten business days following the commencement or public disclosure of an intention to commence a tender offer or exchange offer (other than a permitted offer, as defined) by a person other than an exempt person if, upon consummation of the offer, such person would acquire beneficial ownership of 20% or more of the outstanding

                      EXIDE CORPORATION AND SUBSIDIARIES
common stock (subject to certain exceptions). Thereafter, if the Company is not the surviving corporation in a merger or other business combination, or if common stocks are changed or exchanged, or in a transaction or transactions wherein 50% or more of its consolidated assets or earning power are sold, each Right would entitle the holder (other than the Acquiring Person and certain related persons or transferees) upon exercise to receive, in lieu of Preferred Shares, a number of shares of common stock of the acquiring company or the Company, as the case may be, having a value of two times the exercise price of the Right. The Rights are redeemable at the Company's option at any time before public disclosure that an Acquiring Person has become such, for $.01 per Right, and expire on September 18, 2008. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share or 1,000 times the dividend declared per common stock. The Preferred Shares have liquidation preference, as defined. In addition, each Preferred Share will have 1,000 votes per share, voting together with the common stock.

8. STOCK GRANTS AND OPTIONS:

   On August 10, 2000, the Board of Directors adopted the 2000 Broad Based Stock Incentive Plan (the "2000 Plan"). The plan states that all employees of the Company are eligible for awards under the plan except those employees subject to Section 16 of the Exchange Act including Officers as defined in Rule 16a-1(f) under the exchange act and Directors as defined in Section 3
(a)(7) of the Exchange Act. The award type most frequently used is the non-qualified stock option with an exercise price fixed at 100% of the fair market value of a share of the Company's common stock on the date of grant. Non-qualified options generally become exercisable in cumulative installments of 25% one year after the date of grant and annually thereafter, and must be exercised no later than ten years from the date of grant. Initially, 2,000 awards may be granted under the 2000 Plan. On the first anniversary of the effective date of the 2000 Plan and each nine anniversaries thereafter, the total amount of awards may increase by an amount equal to one percent of the number of shares of Common Stock outstanding on that day. At March 31, 2001, 1,069 shares remain available for grant under this plan.

   The Company's shareholders approved the 1999 Stock Incentive Plan effective August 11, 1999 under which executives and key employees of the Company are eligible to be granted a total of 2,300 awards in the form of incentive stock options, nonqualified stock options or restricted shares of common stock. Certain of these options will vest ratably over four years while the remainder will vest over nine years or immediately upon the Company reaching certain performance measures. In addition to the stock options reported in the stock option summary table, 28 shares of common stock were granted during fiscal 2001 as part of the Board of Director's compensation package. At March 31, 2001, 530 shares remain available for grant under this plan.

   During the 2001 fiscal year, the Board of Directors approved option grants to four new members of the Company's executive team as part of each executive's employment. 640 options were authorized and granted by the Board of Director's to the executives. These options expire ten years from the date of grant, have exercise prices based on the fair market value of the Company's common stock on the date of grant, and vest at a rate of 25% per year on each anniversary date of their employment.

   In November 1998, the Board of Directors approved an option grant of 1,800 shares to the Company's new Chairman and Chief Executive Officer as part of his employment arrangement. Such options vest at a rate of 600 shares per year on each anniversary date of his employment.

   On May 1, 1997 the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") that authorizes the granting of stock options to key employees of the Company covering up to 2,000 shares of common stock. No options become vested or exercisable before May 1, 2007 unless the market price of the common stock increases to certain levels. If the market price increases to $30.00 per share, 40% of the granted options become vested, if it reaches $50.00, another 40% become vested and if it achieves $75.00 the remainder will become

                      EXIDE CORPORATION AND SUBSIDIARIES
vested, provided, that in the case of each such percentage which so vests, the vested options are then only exercisable as follows; 40% on the date of vesting and 20% each on the first, second and third anniversaries. The exercise price for each share is equal to the fair market value of the common stock on the date of the grant of the option ($16.625). These options will expire on June 1, 2007. No further awards will be granted under the 1997 Plan.

   On May 23, 1996, the Board of Directors adopted the 1996 Non-Employee Directors Stock Plan (the "Directors Stock Plan") whereby Directors of the Company are granted common stock as part of their compensation. Under this plan, approximately 10 and 29 shares were granted during fiscal 1999 and 2000, respectively. The market value of the shares awarded on the date of the fiscal 1999 and 2000 grants was $149 and $312, respectively, and was charged to expense at the grant date.

   In October 1993, the Board of Directors adopted the Long-Term Incentive Plan ("Incentive Stock Plan"), which may grant awards to key employees in the form of incentive stock options, nonqualified stock options, restricted shares of common stock or units valued on the basis of long-term performance of the Company ("Performance Units"). Options may be accompanied by stock appreciation rights ("Rights"). All of the awards to date have been nonqualified stock options, none of which were accompanied by Rights. All awards vest ratably over periods ranging from four to five years, with the maximum exercise period of the awards ranging from five years and three months to ten years. The maximum aggregate number of shares of common stock with respect to options, restricted shares, Performance Units or Rights granted without accompanying options that could have been granted pursuant to the Incentive Stock Plan is 700 shares. No further awards will be granted under this plan.

   On April 29, 1993, the Board of Directors adopted an Incentive Compensation Plan, under which certain members of the Company's management were granted a total of approximately 795 shares of the Company's common stock. These shares are fully vested and have certain restrictions related to sale, transferability and employment. Participants must pay $2.25 per share, the estimated fair value at the grant date, prior to the transferring of such shares. As of March 31, 2001 there were 29 restricted shares that remain vested and unpurchased by the awardees.

                       EXIDE CORPORATION AND SUBSIDIARIES

   Stock grant and option transactions are summarized as follows:

                                                                  Weighted
                                                              Average Exercise
                                                      Stock       Price of
                                                     Options   Stock Options
                                                     -------  ----------------
      Shares under option:

        Outstanding at March 31, 1998...............  2,472        $18.69

         Granted....................................  1,840        $10.13
         Exercised..................................    --            --
         Forfeited..................................   (848)       $19.64
                                                     ------        ------
        Outstanding at March 31, 1999...............  3,464        $13.91
                                                     ------        ------
         Granted....................................  1,987        $11.32
         Exercised..................................     (1)       $16.63
         Forfeited..................................   (416)       $14.57
                                                     ------        ------
        Outstanding at March 31, 2000...............  5,034        $12.85
                                                     ------        ------
         Granted....................................  1,870        $ 8.82
         Exercised..................................    --            --
         Forfeited.................................. (1,105)       $13.45
                                                     ------        ------
        Outstanding at March 31, 2001...............  5,799        $10.99
                                                     ------        ------
        Options available for grant at March 31,
         2001.......................................  1,599
                                                     ------
         Exercisable at March 31, 1999..............    664        $18.37
         Exercisable at March 31, 2000..............  1,243        $14.64
         Exercisable at March 31, 2001..............  2,036        $12.02

   The grant-date market value of all outstanding options is equal to their respective exercise prices. Outstanding stock options have an average remaining contractual life of 8.2 years at March 31, 2001 with the exercise prices for these options ranging from $7.75 to $25.875.

   As provided for in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company utilizes the intrinsic value method of expense recognition under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation expense for the stock option plans been determined consistently with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                Fiscal Year Ended March 31,
                                               -------------------------------
                                                 1999       2000       2001
                                               ---------  ---------  ---------
      Net loss:
       As reported............................ $(126,994) $(136,042) $(164,585)
       Pro forma.............................. $(127,580) $(142,798) $(172,962)
      Basic net loss per share:
       As reported............................ $   (5.98) $   (6.40) $   (7.02)
       Pro forma.............................. $   (6.01) $   (6.72) $   (7.38)
      Diluted net loss per share:
       As reported............................ $   (5.98) $   (6.40) $   (7.02)
       Pro forma.............................. $   (6.01) $   (6.72) $   (7.38)

                      EXIDE CORPORATION AND SUBSIDIARIES

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions used for the option grants which occurred during fiscal 1999, 2000 and 2001:

                                             Fiscal Year Ended March 31,
                                       ----------------------------------------
                                            1999          2000         2001
                                       -------------- ------------ ------------
      Volatility...................... 32.0% -- 32.5%    34.8%        56.1%
      Risk-free interest rate.........  4.8% -- 4.9%  6.0% -- 6.8% 4.6% -- 6.7%
      Expected life in years..........   6.0 -- 8.0       10.0         5.0
      Dividend yield..................      0.6%          0.9%         1.0%

   Volatility for the fiscal 2001 calculation was estimated using the Company's historical stock price data. Volatility for the fiscal 2000 and fiscal 1999 calculations were estimated using certain of the Company's peer group's historical stock price data.

9. INCOME TAXES:

   The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the fiscal years ended March 31, 1999, 2000 and 2001, are as follows:

                                                1999       2000       2001
                                               -------   --------   --------
      Current:
        Federal............................... $   --    $    --    $    --
        State ................................     200        130        --
        Foreign...............................  13,695     (5,560)    20,001
                                               -------   --------   --------
                                                13,895     (5,430)    20,001
                                               -------   --------   --------
      Deferred:
        Federal...............................     --     (11,031)    (2,424)
        State.................................     --      (1,261)       --
        Foreign...............................   9,106     28,491     (8,945)
                                               -------   --------   --------
                                                 9,106     16,199    (11,369)
                                               -------   --------   --------
      Total provision......................... $23,001   $ 10,769   $  8,632
                                               =======   ========   ========

   Major differences between the federal statutory rate and the effective tax rate are as follows:

                                                1999       2000       2001
                                               -------   --------   --------
      Federal statutory rate..................   (35.0)%    (35.0)%    (35.0)%
      State taxes, net of federal benefit ....     0.1        0.1        0.0
      Nondeductible goodwill..................     6.2        4.5        3.2
      Difference in rates on foreign
       subsidiaries...........................     0.2        0.3        0.2
      Tax losses not benefited................    52.7       40.6       27.2
      U.S. Attorney fine......................     --         --         6.1
      Purchased research and development......     --         4.0        --
      Other, net..............................    (2.4)      (5.8)       3.9
                                               -------   --------   --------
      Effective tax rate......................    21.8%       8.7%       5.6%
                                               =======   ========   ========

                      EXIDE CORPORATION AND SUBSIDIARIES

   The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 2000 and 2001:

                                                             2000       2001
                                                           ---------  ---------
      Deferred tax assets:
        Operating loss and tax credit carryforwards....... $ 213,534  $ 233,446
        Compensation reserves.............................    19,497     41,062
        Environmental reserves............................    13,354     32,463
        Bad debt..........................................    13,376     13,720
        Self-insurance....................................     5,604      2,175
        Warranty..........................................    12,034     14,793
        Asset and other realization reserves..............    18,086     17,723
        Other.............................................    34,150     75,833
        Valuation allowance...............................  (266,304)  (362,021)
                                                           ---------  ---------
                                                              63,331     69,194
                                                           ---------  ---------
      Deferred tax liabilities:
        Inventory basis difference........................    (5,610)       --
                                                           ---------  ---------
                                                              (5,610)       --
                                                           ---------  ---------
      Net deferred tax assets............................. $  57,721  $  69,194
                                                           =========  =========

   As of March 31, 2001, the Company has net operating loss carryforwards for U.S. income tax purposes of approximately $294,600 which expire in years 2005 through 2021. As of March 31, 2001, certain of the Company's foreign subsidiaries have net operating loss carryforwards for income tax purposes of approximately $271,900, of which approximately $53,700 expire in years 2002 through 2011. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets, related to certain net operating loss carryforwards and certain deductible temporary differences for which it is more likely than not that the related tax benefits will not be realized.

   The Company's net deferred tax assets include certain amounts of net operating loss carryforwards as well as certain tax deductible temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. The Company has implemented certain tax planning strategies in prior years to utilize a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets.

   As of March 31, 2001, the Company has not provided for withholding or U.S. Federal income taxes on undistributed earnings of foreign subsidiaries since such earnings are expected to be reinvested indefinitely or substantially offset by available foreign tax credits.

10. RECEIVABLES SALE AGREEMENTS:

   In July 1997, certain of the Company's European subsidiaries sold selected receivables to a wholly owned bankruptcy remote subsidiary of the Company, Exide Europe Funding Ltd., which in turn established a multi-currency receivable sale facility (collectively, the "European Agreement") with a financial institution, whereby

                      EXIDE CORPORATION AND SUBSIDIARIES
the financial institution committed to purchase on a continuous basis, with limited recourse, all right, title and interest in these receivables up to a maximum net investment of $175,000. As of March 31, 2000 and 2001, net uncollected receivables sold under the European Agreement were $147,628 and $148,717, respectively. The Company continues to service these receivables under the terms of the European Agreement.

   The Company entered into a Receivables Sale Agreement (the "U.S. Agreement") with certain banks (the "Purchasers"), and under this agreement, the Purchasers have committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable of the U.S. company, up to a maximum net investment of $75,000. In connection with the U.S. Agreement, during fiscal 1997 the Company established a wholly owned, bankruptcy remote subsidiary, Exide U.S. Funding Corporation, to purchase accounts receivable at a discount from the Company on a continuous basis, subject to certain limitations as described in the U.S. Agreement. Exide U.S. Funding Corporation simultaneously sells the accounts receivable at the same discount to the Purchasers. The Company continues to service these receivables under the terms of the U.S. Agreement.

   In conjunction with the GNB acquisition, the Company amended the terms of the U.S. Agreement to increase the maximum net investment to $200,000. The Company securitized $125,000 (including $100,000 as part of the GNB acquisition financing; see Note 3) of additional receivables as part of the U.S. Agreement.

   As of March 31, 2000 and 2001, net uncollected receivables sold under the U.S. Agreement were $60,500 and $140,717, respectively.

   Losses and expenses related to receivables sold under these agreements for fiscal years 1999, 2000 and 2001 were $12,515, $13,958 and $16,438, respectively, and are included in other (income) expense, net in the consolidated statements of operations.

   The above transactions qualify as sales under the provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

   The Company will adopt SFAS No. 140 in the beginning of fiscal 2002 for transfers of receivables after March 31, 2001. The provisions of SFAS No.140 are substantially the same as SFAS 125. The Company has concluded that SFAS No. 140 will not have a significant impact on the Company's results of operations.

11. ENVIRONMENTAL MATTERS:

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

 North America

   The Company has been advised by the U.S. Environmental Protection Agency ("EPA") or state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 89 federally defined Superfund or state

                      EXIDE CORPORATION AND SUBSIDIARIES
equivalent sites (including 16 GNB sites). At 60 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

   The Company currently has greater than 50% liability at five Superfund sites. Other than these sites, the Company's allocation exceeds 5% at seven sites for which the Company's share of liability has not been paid as of March 31, 2001. The current allocation at these seven sites averages approximately 22%.

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

   The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 2001 the amount of such reserves on the Company's consolidated balance sheet was $88,100, including $62,000 related to GNB facilities. Of this amount, $68,200 was included in other noncurrent liabilities. The reserve recorded in the GNB purchase accounting is based on a preliminary assessment and may change upon determination of existing environmental contingencies prior to the finalization of the opening balance sheet.

                      EXIDE CORPORATION AND SUBSIDIARIES

   Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimate could have a material effect on the recorded reserves.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

   The 9.125% and 10% Senior Notes and Convertible Senior Subordinated Notes are traded occasionally in public markets.

   The carrying values and estimated fair values of these obligations are as follows at March 31, 2000 and 2001:

                                                  2000              2001
                                            ----------------- -----------------
                                                Estimated         Estimated
                                            Carrying   Fair   Carrying   Fair
                                             Value    Value    Value    Value
                                            -------- -------- -------- --------
   10.00% Senior Notes...................   $300,000 $285,000 $300,000 $228,000
          Senior Notes (Deutsche mark
   9.125% denominated)...................     85,515   83,829   78,589   61,299
          Convertible Senior Subordinated
   2.90%  Notes..........................    326,369  218,845  337,011  170,710

  . Interest rate swap and option agreements have no carrying value; however, if the Company were to terminate these agreements at March 31, 2000 and 2001, the Company would have collected $11,748 and paid $292, respectively, based on quotes from financial institutions.

  . Lead forward, option and futures contracts -- The estimated fair value of outstanding lead contracts was ($25) at March 31, 2001 based on quotes from brokers. At March 31, 2000, the Company had no outstanding contracts hedging lead purchases.

  . Foreign currency contracts -- The fair value is based on quotes obtained from financial institutions. As of March 31, 2000, the fair value of foreign currency contracts was approximately ($1,610). As of March 31, 2001, the fair value of these contracts was approximately $3,300.

                      EXIDE CORPORATION AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES:

   In fiscal 2001, Exide made substantial progress in resolving the vast majority of claims relating to the conduct of its former management team.

   In March, 2001, Exide settled a number of matters pending in state and federal courts that alleged that Exide sold old or used batteries as new batteries, sold defective and mislabeled batteries and improperly credited customer accounts. The cases included: Martin v. Exide, filed July 13, 1998 in the United States District Court for the District of South Carolina, Columbia Division, settled March 1, 2001 and the following actions, all of which were settled March 29, 2001: Lush et al. v. Exide, filed November 18, 1999 in the Circuit Court for Claiborne County, Mississippi; Gamma Group, et al. v. Exide, filed January 29, 1999 in the United States District Court for the Eastern District of Pennsylvania; and Exide v. East Alabama Auto Parts Anniston, Inc., filed April 24, 1996 in the Circuit Court of Calhoun County Alabama. Pursuant to these four settlements, the Company paid approximately $7,000 and agreed to provide the Martin plaintiffs with 25% discounts on the purchase of new batteries until April 2004.

   Exide also reached, in June 2001, a settlement-in-principle with the Mississippi Attorney General, resolving the last open enforcement action by a governmental agency, relating to the conduct of former management.

   The sole remaining action with allegations similar to the settled cases referenced above is Houlihan v. Exide, brought under a unique California statute, filed December 6, 1999 in the Superior Court for the State of California, County of Los Angeles. In March 2001, the original plaintiff in this action, Thomas M. Mills, purported to assign his "claim" to Ms. Houlihan. Trial is set for August 13, 2001.

   The Company reserved $13,400 for the above matters in fiscal 2000.

   On March 23, 2001, Exide also reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of former management. Under the terms of that settlement Exide will pay a fine of $27,500 over five years, and agrees to cooperate with the U.S. Attorney in his prosecution of certain members of the former management team. The payment terms are dependent upon the Company's compliance with the plea agreement during the five-year period. The plea agreement has been lodged with the U.S. District Court for the Southern District of Illinois, which may accept or reject the plea agreement. Although the court's decision is not expected until later this year, management does not believe that the final plea agreement will materially differ from the plea agreement reached with the U.S. Attorney.

   On March 22, 2001, the U.S. Attorney unsealed the indictments of Arthur M. Hawkins, former Chairman, President & Chief Executive Officer of Exide, Douglas N. Pearson, the former President, North American Operations of Exide, and Alan E. Gauthier, the former Chief Financial Officer of Exide, for their conduct during the time they served as officers of Exide. Exide is cooperating fully with the U.S. Attorney in the criminal prosecution of these former officers.

   Exide is currently involved in litigation with the former members of its management referenced above. One of these cases, Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan, involves a claim by Mr. Hawkins to enforce his separation agreement with Exide and causes of action for violation of ERISA and breach of contract. Exide has filed a counterclaim asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Mr. Hawkins also alleges in Hawkins v. Exide, filed April 3, 2000, in the United States District for the Eastern District of Michigan, cancellation without notice of
240.406 shares of restricted stock. Exide's answer denied the substantive allegations. The parties agreed to seek consolidation of these two actions. At the request of Mr. Hawkins, both actions were stayed January 24, 2001. On May 25, 2001, Exide filed a suit in the Circuit Court of Oakland County, MI, for a determination that Exide is not obligated to advance attorney's fees and expenses to Hawkins for claims arising in past and pending civil and criminal matters. Mr. Hawkins has not yet answered Exide's complaint.

                      EXIDE CORPORATION AND SUBSIDIARIES

   Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings on January 18, 2000. Both cases were stayed at the request of Messrs. Pearson and Gauthier on October 10, 2000. In April and June 2001, Exide was ordered to advance reasonable litigation expenses and undetermined copying costs incurred by Messrs. Gauthier and Person in connection with the grand jury investigation.

   On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15,000. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. In April 2001, the parties reached a settlement-in-principle which will not require any payments to either party.

   Exide is now involved in several lawsuits pending in state and federal courts in South Carolina, Pennsylvania, Indiana, and Tennessee. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. The following lawsuits of the above type were filed on August 25, 1999 in the Circuit Court for Greenville County, South Carolina and are currently pending: Joshua Lollis
v. Exide; Buchanan v. Exide; Agnew v. Exide; Patrick Miller v. Exide; Kelly v. Exide; Amanda Thompson v. Exide; Jonathan Talley v. Exide; Smith v. Exide; Lakeisha Talley v. Exide; Brandon Dodd v. Exide; Prince v. Exide; Andriae Dodd
v. Exide; Dominic Thompson v. Exide; Snoddy v. Exide; Antoine Dodd v. Exide; Roshanda Talley v. Exide; Fielder v. Exide; Rice v. Exide; Logan Lollis v. Exide and Dallis Miller v. Exide. The following lawsuits of this type are currently pending in the Court of Common Pleas for Berks County, Pennsylvania:
Grillo v. Exide, filed on May 24, 1995; Blume v. Exide, filed on March 4, 1996; Esterly v. Exide, filed on May 30, 1995 and Saylor v. Exide, filed on October 18, 1996. The following lawsuit of this type is currently pending in the United States District Court for the Southern District of Indiana: Strange
v. Exide. Finally, the following lawsuit of this type is pending in the Circuit Court of Shelby County, Tennessee: Cawthon v. Exide, et al. Discovery in the South Carolina and Pennsylvania cases is ongoing; discovery has not yet begun in the Indiana and Tennessee cases.

   On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. JCI alleges that Exide, through Messrs. Hawkins, Gauthier, Pearson and Calio, paid bribes to a Sears employee, Gary Marks, to induce him to award Sears' 1994 battery supply contract to Exide rather than JCI. JCI asserts claims against Exide for violation of section 2(c) of the Robinson-Patman Act and tortious interference with a prospective business opportunity. JCI asserts claims against Hawkins, Gauthier and Pearson for violation of the Racketeer Influenced and Corrupt Organizations Act and tortious interference with a prospective business opportunity. On February 2, 2001, the Court granted Exide's motion to dismiss JCI's Robinson-Patman Act claims; the Court reaffirmed this result on April 2, 2001, after JCI filed its First Amended Complaint. JCI has since filed a Second Amended Complaint, which introduces new factual and legal theories. Exide has filed a motion to dismiss four of these new claims. That motion is currently pending before the Court.

   During fiscal 2001, the Company was involved in a dispute with a customer over a battery supply contract entered into by GNB Technologies in January 2000. An investigation by the Company into the circumstances surrounding the contract disclosed evidence that caused the Company to repudiate the contract. The customer subsequently sued the Company over the repudiation. Based on the Company's projections, performance of the contract through its full term would have resulted in substantial losses. During the litigation, the Company

                      EXIDE CORPORATION AND SUBSIDIARIES
supplied product to the customer on an interim basis at increased selling prices. In March 2001, the Company and the customer reached a settlement of their respective claims, resulting in the Company paying a net amount of $9,500. The net settlement amount factored in the increased selling prices received by the Company during the interim period. The contract in question was terminated and the parties agreed to release all related claims against each other.

   The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, cash flows or results of operations, although quarterly or annual operating results may be materially affected.

   Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2001, are:

                          Fiscal Year                        Operating Capital
                          -----------                        --------- -------
   2002..................................................... $ 54,297  $ 5,199
   2003.....................................................   46,761    3,220
   2004.....................................................   37,147    3,251
   2005.....................................................   29,672    3,261
   2006.....................................................   21,258    3,145
   Thereafter...............................................   31,079   12,025
                                                             --------  -------
   Total minimum payments................................... $220,214  $30,101
                                                             ========  =======
   Less--Interest on capital leases.........................             6,088
                                                                       -------
   Total principal payable on capital leases (included in
    Note 5).................................................           $24,013
                                                                       =======

   In fiscal 1998 and 1999, the Company entered into sale/leaseback transactions, where the Company sold certain machinery and equipment with a book value of $16,400 and $31,600, respectively, for $49,500 and $47,600, respectively, and leased the same machinery and equipment back over periods ranging from eight to nine years. The gains of $33,100, and $16,000, respectively have been deferred and are being recognized ratably over the life of the leases.

   Rent expense amounted to $57,264, $54,680 and $68,364 for fiscal years 1999, 2000 and 2001, respectively.

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

14. RESTRUCTURING AND OTHER:

   The Company has been pursuing its strategy of growing its industrial business and restructuring its transportation business to improve earnings and cash flow. In fiscal 2001 and the fourth quarter of fiscal 2000, the Company implemented certain restructuring actions related to this strategy, including actions in connection

                      EXIDE CORPORATION AND SUBSIDIARIES
with the GNB acquisition. The Company recorded restructuring charges aggregating $97,400 in fiscal 2001, included in restructuring and other in the accompanying consolidated statement of operations. The Company also recorded $6,800 of professional fees related to the GNB acquisition and integration and $9,000 of other merger and integration costs.

   The fiscal 2001 restructuring charges are comprised of:

  .  $63,100 related to actions taken in the fourth quarter for:

    .  the closure of an automotive battery plant in the U.S.

    .  workforce reductions at two manufacturing facilities in Europe

    . the reorganization of the Company's European Transportation business sales force

  .  $9,200 related to actions taken in the third quarter for:

    .  the closing or sale of 27 of the Company's distribution facilities

    . the consolidation of the Company's European accounting activities into a shared services operation

  .  $25,100 in the second quarter for:

    .  the closure of the Maple, Ontario automotive manufacturing operations

    .  the closure of branches and offices

    .  severance and other costs for reductions in staff.

   The Company subsequently decided to redevelop its Maple facility for Industrial battery manufacturing.

   The Company also announced the closures of GNB's Dallas, Texas and Dunmore, Pennsylvania facilities as well as the closure of certain GNB distribution centers and sales branches. The Company recorded $28,800 of related restructuring reserves in the GNB purchase accounting.

   The Company announced, in fiscal 2000, a realignment to a customer-focused global business unit structure, effective April 1, 2000, to allow the Company to more effectively service all of its customers' needs and requirements. This strategy was in contrast to the Company's geographic based structure in place through March 31, 2000 (see Note 16).

   The Company recorded related restructuring charges of $39,336 in fiscal 2000, consisting of:

  .  $20,000 in severance benefits and

  .  $19,336 for targeted plant and branch closings.

   The charges relate to the:

  .  closure of the Reading, Pennsylvania plant

  .  closure of six branches in the U.S. and

  .  headcount reductions of 168 employees in the U.S. and Europe.

   Through March 31, 2000, $13,282 of charges against this reserve have occurred, including $2,610 of severance benefits paid and $10,672 of asset write-downs.

                      EXIDE CORPORATION AND SUBSIDIARIES

   Summarized restructuring reserve activity for this restructuring program is as follows:

                                      Severance             Closure
                                        Costs    Writeoffs   Costs    Total
                                      ---------  ---------  -------  --------
Balance at March 31, 2000............ $ 14,013   $    --    $ 8,664  $ 22,677
Fiscal 2001 charges to income........   29,200     39,509    28,691    97,400
Fiscal 2001 charges to GNB opening
 balance sheet.......................   13,000        --     15,849    28,849
Payments and charge-offs.............  (19,100)   (39,509)   (7,600)  (66,209)
Currency changes.....................   (1,560)       --     (1,040)   (2,600)
                                      --------   --------   -------  --------
Balance at March 31, 2001............ $ 35,553   $    --    $44,564  $ 80,117
                                      ========   ========   =======  ========

   The current portion of this reserve is $47,785 at March 31, 2001. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

   In connection with previous European acquisitions, the Company recorded liabilities of $153,000 related to exit costs, primarily severance benefits to be paid to certain employees who were identified for termination as a result of consolidation and identified plant closings.

   Through March 31, 2000, $145,200, of charge-offs had occurred consisting of $133,300 of severance benefits paid with the remaining amount associated with plant closing costs. Remaining charge-offs of $7,800 occurred in fiscal 2001.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

   The following is a summary of the Company's unaudited quarterly consolidated results of operations for fiscal years 2000 and 2001:

                                             Fiscal Quarter Ended
                                   ------------------------------------------
                                             October
                                   July 2,   1, 2000   December 31, March 31,
                                     2000      (a)       2000 (a)   2001 (a)
                                   --------  --------  ------------ ---------
Net Sales......................... $465,800  $494,174    $764,385   $ 707,743
Gross profit......................  123,438   135,403     182,296     141,642
Net income (loss).................   (9,355)  (14,534)      3,968    (144,664)

Basic earnings (loss) per share... $  (0.44) $  (0.68)   $   0.16   $   (5.67)
Diluted earnings (loss) per
 share............................ $  (0.44) $  (0.68)   $   0.15   $   (5.67)

                                             Fiscal Quarter Ended
                                   ------------------------------------------
                                   July 4,   October    January 2,  March 31,
                                     1999    3, 1999     2000 (b)   2000 (b)
                                   --------  --------  ------------ ---------
Net Sales......................... $518,715  $556,434    $618,528   $ 500,770
Gross profit......................  129,169   149,764     172,265      81,294
Net income (loss).................   (9,302)    4,226      (3,643)   (127,323)

Basic earnings (loss) per share... $  (0.44) $   0.20    $  (0.17)  $   (5.99)
Diluted earnings (loss) per
 share............................ $  (0.44) $   0.20    $  (0.17)  $   (5.99)

--------
(a) Includes the Company's pre-tax charges for certain items (see Note 16) aggregating $169,000 in fiscal 2001 with $30,000, $3,981 and $135,000 recorded in the second quarter, third quarter and fourth quarter, respectively, of fiscal 2001.

(b) Includes the Company's pre-tax charges for certain items (see Note 16) aggregating $142,600 in fiscal 2000 with $17,475 and $125,125 recorded in the third quarter and fourth quarter, respectively, of fiscal 2000.

                      EXIDE CORPORATION AND SUBSIDIARIES

16. BUSINESS SEGMENTS:

   As discussed in Note 2, the Company realigned to a customer-focused global business unit structure, effective April 1, 2000, to allow the Company to more effectively service all of its customers' needs and requirements. This strategy replaced the Company's geographic based structure in place through March 31, 2000.

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

   Intersegment sales are not material. The prior year segment data below has been restated to reflect the current year presentation. Certain asset information required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company's operations.

   Selected financial information concerning the Company's reportable segments are as follows:

                                               Fiscal 2001
                             -------------------------------------------------
                             Industrial Transportation Other (a)  Consolidated
                             ---------- -------------- ---------  ------------
Net sales................... $ 909,571   $ 1,522,531   $     --   $ 2,432,102
Gross profit................ $ 280,482   $   302,297   $     --   $   582,779
Operating income(loss)...... $  85,378   $   (65,072)  $ (63,717) $   (43,411)
Depreciation and
 amortization............... $  29,822   $    53,078   $  16,695  $    99,595

                                               Fiscal 2000
                             -------------------------------------------------
                             Industrial Transportation Other (a)  Consolidated
                             ---------- -------------- ---------  ------------
Net sales................... $ 707,589   $ 1,486,858   $      --  $ 2,194,447
Gross profit................ $ 210,583   $   321,909   $      --  $   532,492
Operating income (loss)..... $  42,923   $    14,037   $ (60,477) $    (3,517)
Depreciation and
 amortization............... $  27,723   $    51,732   $  16,251  $    95,706

                                               Fiscal 1999
                             -------------------------------------------------
                             Industrial Transportation Other (a)  Consolidated
                             ---------- -------------- ---------  ------------
Net sales................... $ 730,267   $ 1,644,011   $      --  $ 2,374,278
Gross profit................ $ 222,516   $   336,741   $      --  $   559,257
Operating income (loss)..... $  45,809   $    21,858   $ (32,808) $    34,859
Depreciation and
 amortization............... $  30,102   $    71,626   $  21,425  $   123,153

(a) Includes certain corporate expenses as well as goodwill amortization.

   The following additional notes relate to the above segment table:

   Fiscal 2001

  . Fiscal 2001 Industrial gross profit includes a $7,800 charge related to the earnings effect of recording inventory at market value as part of the acquisition of GNB (see Note 3).

  . Fiscal 2001 Transportation gross profit includes $32,400 of charges including $29,000 related to commitments for future purchases of materials in excess of current expected requirements (see Note 3) and $3,400 of inventory write-offs associated with the Company's restructuring and integration initiatives program.

                      EXIDE CORPORATION AND SUBSIDIARIES

  . Fiscal 2001 Industrial operating income includes $1,491 of restructuring charges (see Note 14) and the $7,800 charge to gross profit described above.

  . Fiscal 2001 Transportation operating income includes the $32,400 of charges to gross profit described above plus $65,600 for restructuring and integration initiatives (see Note 14), $31,000 for the fine and associated costs resulting from the plea agreement related to past improper business practices of the Company's former management (see Note
     13) and $1,900 for bad debt write-offs related to the Company's restructuring and integration initiatives.

  . Fiscal 2001 non-segment operating loss includes $46,200 for restructuring and integration initiatives(see Note 14).

   Fiscal 2000

  . Fiscal 2000 Industrial net sales includes $2,100 for non-cash warranty charges.

  . Fiscal 2000 Transportation net sales includes $21,800 for non-cash warranty charges.

  . Fiscal 2000 Industrial gross profit includes $2,600 of charges including $2,100 of non-cash warranty charges to net sales described above and $500 of asset write-downs.

  . Fiscal 2000 Transportation gross profit includes $57,000 of charges consisting of $21,800 of non-cash warranty charges to net sales described above, $21,600 for the divestiture of certain non-core businesses (see Note 3), $10,600 of asset write-downs and $3,000 of additional non-cash environmental reserves.

  . Fiscal 2000 Industrial operating income includes the $2,600 of charges to gross profit described above plus $500 of other non-cash charges.

  . Fiscal 2000 Transportation operating income includes the $57,000 of charges to gross profit described above and $27,500 of operating expenses including restructuring charges.

  . Fiscal 2000 non-segment operating loss includes $41,700 of nonrecurring charges including a $14,262 charge for the write-off of in process research and development costs related to the acquisition of a controlling interest in Lion Compact Energy (see Note 3) and other charges for restructuring and integration initiatives (see Note 14).

   Fiscal 1999

  . Fiscal 1999 Transportation net sales includes $10,300 for certain non-cash charges.

  . Fiscal 1999 Transportation gross profit includes $64,100 of charges to cost of sales including:

    . a $44,300 charge related to write-downs associated with exiting non-core business activities and the closure of certain facilities

    .  $6,600 loss on lead hedging contracts in North America

    . $6,100 charge for an adverse appellate court ruling in a patent infringement lawsuit

    . $3,700 charge for the write-off of inventory and equipment related to an abandoned project

    . $2,100 charge for the write-off of unsaleable inventory specified for the Russian market and

    .  $1,300 of other nonrecurring costs.

                      EXIDE CORPORATION AND SUBSIDIARIES

  . Fiscal 1999 Transportation operating income includes the $64,100 of charges to cost of sales described above plus $28,800 of operating expenses including:

    . $8,800 related to specific legal expenses, including settlement of the Florida Attorney General investigation

    . $8,500 for increased bad debt reserves primarily related to North American customers who filed for bankruptcy

    .  $4,800 for uncollectible receivables from sales in Russia

    . $2,400 relating to write-downs associated with exiting non-core business activities

    . $2,400 for the write-off of goodwill associated with the closure of a smelter operation and the write-off of impaired goodwill from certain prior branch acquisitions and

    .  $1,900 of other nonrecurring costs.

  . Fiscal 1999 non-segment operating loss includes $7,100 related to separation packages of 25 executives and additional retirement charges.

   Geographic information is as follows:

                                                Revenues from External Customers
                                                --------------------------------
                                                   1999       2000       2001
                                                ---------- ---------- ----------
     United States.............................  $ 837,111  $ 729,153 $1,038,364
     France....................................    261,762    241,136    225,066
     Germany...................................    452,770    417,167    371,542
     UK........................................    259,106    239,784    221,713
     Italy.....................................    173,210    169,627    151,843
     Spain.....................................    193,974    191,390    175,194
     Other.....................................    196,345    206,190    248,380
                                                ---------- ---------- ----------
     Total..................................... $2,374,278 $2,194,447 $2,432,102
                                                ========== ========== ==========

                                                       Long-Lived Assets
                                                --------------------------------
                                                   1999       2000       2001
                                                ---------- ---------- ----------
     United States............................. $  131,462 $  110,740 $  374,467
     France....................................     46,309     39,646     36,693
     Germany...................................     87,638     74,226     69,581
     UK........................................     56,444     54,936     35,338
     Italy.....................................     45,096     37,147     33,690
     Spain.....................................     71,776     75,182     70,773
     Other.....................................    104,977     51,467     12,393
                                                ---------- ---------- ----------
     Total..................................... $  543,702 $  443,344 $  632,935
                                                ========== ========== ==========

                                                                    SCHEDULE II

                      EXIDE CORPORATION AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (Amounts in thousands)

                                                                         Balance
                          Balance at Additions                           at end
                          Beginning  Charged to                            of
                          of period   Expense      Charge-offs Other (1) period
                          ---------- ----------    ----------- --------- -------
Year ended March 31,
 1999:
  Allowance for doubtful
   accounts..............  $37,488     23,243         (6,270)     (350)  $54,111
                           =======    =======        =======    ======   =======
  Restructuring charges..  $58,400        --         (40,300)      --    $18,100
                           =======    =======        =======    ======   =======

Year ended March 31,
 2000:
  Allowance for doubtful
   accounts..............  $54,111     17,146         (8,392)    1,312   $64,177
                           =======    =======        =======    ======   =======
  Restructuring charges..  $18,100     39,336        (23,582)   (3,377)  $30,477
                           =======    =======        =======    ======   =======

Year ended March 31,
 2001:
  Allowance for doubtful
   accounts..............  $64,177     12,066        (37,062)   (5,584)  $33,597
                           =======    =======        =======    ======   =======
  Restructuring charges..  $30,477    126,249 (2)    (73,009)   (2,600)  $80,117
                           =======    =======        =======    ======   =======

  (1) Primarily the impact of currency changes as well as the acquisitions and divestitures of certain businesses.

  (2) Includes $28,849 of charges recorded in GNB's opening balance sheet.