Form 10-K/A
period 2001-03-31
EXIDE CORP
filed 2001-07-30
CIK 813781

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K/A

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended March 31, 2001

                                      OR

     [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            for the transition period from           to           .

                        COMMISSION FILE NUMBER 1-11263

                               EXIDE CORPORATION
                    (doing business as Exide Technologies)
            (Exact name of registrant as specified in its charter)

         DELAWARE                                        23-0552730
 (State of Incorporation)                    (IRS Employer Identification No.)

     210 Carnegie Center, Suite 500
      Princeton, New Jersey  08540                  (609) 919-4946
(Address of Principal Executive Offices,   (Registrant's Telephone Number,
          including Zip Code)                    Including Area Code)


          Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class             Name of Each Exchange on Which Registered
      -------------------             -----------------------------------------
  Common Stock, $.01 Par Value                New York Stock Exchange
  Preferred Share Purchase Rights             New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 27, 2001 was approximately $265,962,856. There were 25,450,991 outstanding shares of the Registrant's common stock as of June 27, 2001.

================================================================================

                                   PART III

          The Annual Report on Form 10-K of Exide Corporation (Exide or the Registrant) filed with the Commission on June 29, 2001, incorporated Part III of Form 10-K by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders. The Proxy Statement will not be filed within 120 days of the Registrant's year-end, therefore, the information required by Part III of Form 10-K for the year ended March 31, 2001 is included in this amendment.

ITEM 10. DIRECTORS OF THE REGISTRANT

          The following table sets forth certain information with respect to each nominee.

          Name                Age         Principal Occupation and Directorships
------------------------      ---      -----------------------------------------
Francois J. Castaing           56      Director of Exide since March 1999. Mr.
                                       Castaing is President of Castaing &
                                       Associates, an automotive industry
                                       consulting firm. From December 1997 until his retirement from Daimler Chrysler in June 2000, Mr. Castaing was technical advisor to the Chairman. From 1987 until 1997, Mr. Castaing held several executive positions with Chrysler, including
                                       Executive Vice President. Mr. Castaing is also Chairman of the Detroit Science
                                       Center.

Rodney L. Chadwick             55      Director of Exide since January 2001.
                                       Prior to his resignation in March 2001,
                                       Mr. Chadwick was Managing Director of
                                       Australian-based Pacific Dunlop Limited, a position held since 1996. Mr. Chadwick is currently a director of Tormey
                                       Investments Pty Ltd and National Vice
                                       President of Australian Industry Group.
                                       Mr. Chadwick also served as chairman of
                                       the Population Policy Committee for the
                                       Business Council of Australia where he
                                       currently serves as a mediator.

John A. James                  59      Director of Exide since March 1999. Mr.
                                       James is Chairman of the Board and Chief
                                       Executive Officer of the O-J Group, a
                                       group of transportation-related companies which he co-founded in 1971. O-J
                                       Transport Company, an entity within the
                                       O-J Group, filed for bankruptcy in
                                       October 2000. Mr. James is the principal owner of Magee Ford-Mercury, an entity that filed for bankruptcy in December
                                       1999. Mr. James is also a director of the Hartford Development Foundation and a member of the National Association of Black Automotive Suppliers.

Robert A. Lutz                 69      Chairman and Chief Executive Officer of
                                       Exide since December 1998 and a member of the Office of the Chairman since May
                                       2000. Mr. Lutz also served as President
                                       of Exide Corporation from December 1998
                                       through May 2000. Mr. Lutz retired in
                                       July 1998 as Vice Chairman of Chrysler.
                                       Previously, Mr. Lutz was Chrysler's
                                       President and Chief Operating Officer
                                       responsible for its car and truck
                                       operations worldwide. Mr. Lutz became
                                       President of Chrysler in January 1991.
                                       Mr. Lutz is also a director of Northrop
                                       Grumman, Silicon Graphics and Kepner-
                                       Tregoe. Mr. Lutz is also a co-founder of the Cunningham Motor Company and is assisting in product development.

Heinrich Meyr                  60      Director of Exide since February 2001. A
                                       researcher and entrepreneur in
                                       communications technology, Dr. Meyr has
                                       been a professor in electrical
                                       engineering and the director of the
                                       laboratory for integrated signal
                                       processing systems at Germany's Aachen
                                       University of Technology since 1977. Dr.
                                       Meyr is also a director of ASCOM, a Swiss telecommunications and electronics company.

       Name                   Age         Principal Occupation and Directorships
------------------------      ---      -----------------------------------------
Jody G. Miller                 43      Director of Exide since December 1999.
                                       Ms. Miller is a Venture Partner with
                                       Maveron, LLC, a Seattle-based venture
                                       capital firm, which she joined in
                                       February 2000. Before joining Maveron,
                                       from 1995 until January 1999, Ms. Miller served in several senior executive positions with Americast, a digital video and interactive services partnership between Ameritech, BellSouth, GTE, SBC,
                                       SNET and the Walt Disney Company. While
                                       at Americast, Ms. Miller served as Acting
                                       President and Chief Operating Officer,
                                       Executive Vice President and Senior Vice
                                       President for Operations. During the
                                       period between her tenures at Americast
                                       and Maveron, Ms. Miller served as a
                                       consultant. Prior to Americast, Ms.
                                       Miller served in the White House as
                                       special assistant to the President with
                                       the Clinton Administration. Ms. Miller is a member of the Board of Directors of the National Campaign to Prevent Teenage
                                       Pregnancy.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Exide's directors, executive officers, and persons who own more than ten percent of our equity securities, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of such securities. Officers, directors and greater than ten percent stockholders are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

          To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that, except as set forth below, all Section 16(a) filing requirements applicable to Exide's officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended March 31, 2001.

          Pacific Dunlop, which owns more than ten percent of our common stock, filed a Form 3 in December 2000, reporting its acquisition of 4 million shares of common stock in 2000, after the date prescribed under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

          Directors who are not officers or employees of Exide receive a quarterly retainer fee of $8,000, plus $2,000 for each Board meeting the attend. Committee members receive $1,200 for each Committee meeting they attend and committee chairpersons receive $2,500 per quarter. Directors are also reimbursed their expenses for attending each meeting of the Board or any committee. Directors receive at least 50% of such fees in common stock. However, the amount paid in our common stock may be increased if the director so desires. In addition, each non-employee director receives 500 shares of common stock at each annual meeting at which he or she is elected. Exide adopted a Non-Employee Directors Deferred Fee Plan that went into effect as of January 1, 2001. This plan permits Exide's non-employee directors to make an election for a voluntary deferral of cash or stock-based compensation. All stock-based compensation which is deferred under this plan is credited to a common stock equivalent account maintained for each director who defers receipt of stock-based compensation. any cash compensation which is deferred may be credited to a director's common stock equivalent account or to one of the other investments choices offered under the plan.

EXECUTIVE COMPENSATION

          The following table sets forth the compensation for Exide's Chief Executive Officer during fiscal 2001, 2000 and 1999, and the four most highly compensated executive officers of the company, other than the Chief Executive Officer, serving as executive officers at the end of fiscal 2001. The five individuals identified in the Summary Compensation Table are referred to as the "named executive officers" throughout this amendment.

                                                          Summary Compensation Table
                                                                                                        Long Term Compensation
                                                             Annual Compensation                                Awards
                                              ----------------------------------------------        -----------------------------
                                                                      Other Annual   Securities     Restricted        All Other
                                                                      Compensation   Underlying        Stock         Compensation
Name and Principal Positions  Fiscal Year    Salary ($)    Bonus($)        ($)       Options (#)    Awards ($)         ($) (2)
----------------------------  -----------  -------------  ---------   ------------- -------------   ---------------  ------------
Robert A. Lutz                   2001         900,000         --            --               --         543,150(1)      25,395
Chairman and Chief               2000         900,000         --            --               --              --         21,470
Executive Officer                1999         300,000         --            --        1,800,000              --          3,360

Craig H. Muhlhauser (3)          2001         368,750         --            --          405,000              --         45,102
President and Chief              2000              --                       --               --              --             --
Operating Officer                1999              --         --            --               --              --             --

Kevin R. Morano (4)              2001         394,294         --            --          227,500              --         18,674
Executive Vice President         2000              --         --            --               --              --             --
and Chief Financial Officer      1999              --         --            --               --              --             --

Jack J. Sosiak                   2001         245,500         --            --           20,000              --         14,135
Executive Vice President         2000         220,000         --            --          100,000              --          9,310
Human Resources                  1999         220,000         --            --               --              --          9,569

John R. Van Zile                 2001         250,000         --            --           30,000              --          9,296
Executive Vice                   2000         190,417         --            --          100,000              --          8,878
President, General               1999         160,000     30,000            --               --              --          6,583
Counsel and Secretary

__________
(1) Mr. Lutz was awarded 60,000 shares of restricted stock on September 29, 2000, which had a value of $491,400 as of March 31, 2001. Dividends will be paid on these shares and the shares will vest in three equal annual installments beginning September 29, 2001.
(2) Messrs. Muhlhauser and Morano were reimbursed $35,802 and $6,959, respectively, for relocation expenses. This column also includes payments for life insurance and for calendar 2000 accrued contributions for the Exide Salaried Retirement Plan and the Exide 401(k) Plan as follows.




                                                               Retirement
                                        Life                  Plan and 401(k)
                                   Insurance Payments          Contributions
                                   ------------------        -------------------
Mr. Lutz                            $     13,145             $     12,250
Mr. Muhlhauser                      $        800             $      8,500
Mr. Morano                          $        965             $     10,750
Mr. Sosiak                          $      1,118             $     13,017
Mr. Van Zile                        $        796             $      8,500


(3) Mr. Muhlhauser was appointed Exide's President and Chief Operating Officer effective as of July 2000.
(4) Mr. Morano was appointed Exide's Executive Vice President and Chief Financial Officer in May 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

  The following table contains information relating to the exercise of stock options by the named executive officers in fiscal 2001, as well as the number and value of their unexercised options as of March 31, 2001.

                                                       Value            Number of Securities             Value of Unexercised
                            Shares Acquired          Realized          Underlying Unexercised            In-the-Money Options
          Name              on Exercise (#)             ($)             Options at FY-End (#)               at FY-End ($)
--------------------------------------------      ------------      ---------------------------     ---------------------------
                                                                      Exercisable/Unexercisable       Exercisable/Unexercisable
                                                                    ---------------------------     ---------------------------
Robert A. Lutz                            --                --                1,200,000/600,000                /
Craig H. Muhlhauser                       --                --                        0/405,000                /60,000
Kevin R. Morano                           --                --                        0/227,500                /
Jack J. Sosiak                            --                --                   36,600/115,400                /
John R. Van Zile                          --                --                   19,000/121,000                /


OPTION GRANTS IN LAST FISCAL YEAR

  The following table contains information relating to the stock option grants made in fiscal 2001 to the named executive officers.

                                                                                                     Potential Realizable
                                                                                                    Value at Assumed Annual
                               Number of       % of Total                                                  Rates of
                               Securities       Options                                            Stock Price Appreciation
                               Underlying      Granted to      Exercise or                            for Option Term ($)
                                 Option       Employees in     Base Price                          ------------------------
        Name                  Granted (#)     Fiscal Year        ($/Sh.)       Expiration Date       5%               10%
-------------------------     -----------     ------------     -----------     ---------------     ------------------------
Robert A. Lutz                        --              --              --                  --                --           --
Craig H. Muhlhauser              105,000             5.6          9.0625             9/29/10           598,433    1,516,546
                                 300,000            16.0          8.0000             7/01/10         1,509,347    3,824,982
Kevin R. Morano                   77,500             4.1          9.0625             9/29/10           441,700    1,119,355
                                 150,000             8.0          8.2500             5/22/10           778,257    1,972,256
Jack J. Sosiak                    20,000             1.1          9.0625             9/29/10           113,987      298,866
John R. Van Zile                  30,000             1.6          9.0625             9/29/10           170,981      433,299

SELECTIVE EXECUTIVE RETIREMENT PLAN

  The Exide Technologies Selective Executive Retirement Plan ("SERP") is a non-qualified defined benefit retirement plan. Participants vest in a SERP benefit in the later of the date they turn 59 and one half and the date of completion of 10 years of service. The named executive officers receive 25% of their highest annual base salary in the five years preceding their termination. The benefit amount is independent of years of service at retirement in excess of 10 years. Benefits are determined using base salary. Bonus or incentive payments are not included in the benefit calculation.

  The table below shows the annual pensions payable from the SERP for various levels of base pay. These amounts are payable as a 10 year certain only annuity. These amounts are in addition to those that may be received from other retirement plans sponsored by Exide and from Social Security.

               Remuneration                            Benefit
               ------------                            -------
               $300,000                                $ 75,000
               $400,000                                $100,000
               $500,000                                $125,000
               $600,000                                $150,000
               $700,000                                $175,000
               $800,000                                $200,000
               $900,000                                $225,000

EXECUTIVE EMPLOYMENT AGREEMENT

  Upon joining Exide, Mr. Lutz entered into an employment agreement. This agreement was recently amended and restated. Under the agreement, he is paid a salary of at least $900,000 per year and may receive a bonus of up to 150% of his salary as determined by our Board. The term of the agreement is through December 1, 2003 and it may be terminated by Mr. Lutz at any time, for or without good reason, or by Exide at any time, for or without cause.

  If Mr. Lutz's employment is terminated by reason of death or disability, or by Exide for cause, or by Mr. Lutz without good reason, he will receive any unpaid salary, bonus or reimbursed expenses through the date of termination but no other payments or benefits. If Mr. Lutz's employment is terminated by Exide other than for cause or by reason of death or disability, or by Mr. Lutz with good reason, then he will receive in addition to any unpaid salary, bonus or reimbursed expenses, (i) a cash lump sum equal to the salary he would have received through December 1, 2003; (ii) an average of his annual bonus from the three most recent fiscal years multiplied by the number of years and partial years remaining in the employment term; and (iii) life, disability, accident and health insurance benefits until December 1, 2003 at the same cost as such benefits were previously provided to him.

  If Mr. Lutz is entitled to payments or benefits under his change in control agreement (see a description of this agreement below), he will not be entitled to any payments or benefits under his employment agreement. Exide has agreed to indemnify Mr. Lutz during and following the employment period for any acts or omissions performed in the course of his employment. Mr. Lutz has agreed not to compete with us for one year after the termination of his employment.

CHANGE IN CONTROL ARRANGEMENTS

  Each of our named executive officers entered into a change in control agreement with Exide on May 15, 2001. The change in control agreements continue in effect until December 31, 2003; provided, however, that on January 1, 2002 (and each January 1 thereafter) the term of each agreement will be automatically extended for an additional year unless notice is given by September 30 of the preceding year not to extend the term. In addition, if a change in control occurs during the term of an agreement, the term of such agreement may not expire earlier than twenty-four months from the date of such change in control.

  In order to receive benefits under the change in control agreement, a named executive officer must incur a qualifying termination of employment during the term of the agreement. A qualifying termination of employment will occur if the named executive officer's employment is terminated following a change in control by (i) Exide other than for cause or by reason of death or disability, or (ii) the named executive officer for good reason at any time or without good reason during the one-month period commencing on the first anniversary of the change in control. In addition, a qualifying termination of employment will also occur prior to a change in control if the named executive officer's employment is terminated at the request of an entity with which Exide has entered into an agreement the consummation of which would constitute a change in control or the named executive officer terminates his employment for good reason as a result of action taken at the request or direction of such entity.

  If a named executive officer incurs a qualifying termination of employment, he will be entitled to, among other things, (i) a lump sum cash payment equal to three times his base salary as of the date of termination (or if higher, as of immediately prior to the occurrence of an event or circumstance constituting good reason); (ii) a lump sum cash payment equal to three times his target annual bonus under any annual bonus or incentive plan maintained by Exide in the fiscal year in which occurs the date of termination (or if higher, in respect of the fiscal year in which occurs the change in control); (iii) life, disability, health, dental, and accidental insurance benefits for thirty-six months (or if shorter, until similar benefits are provided by a new employer); and (iv) a lump sum payment reflecting the actuarial value of an additional thirty-six months of service credit for retirement pension accrual purposes under any defined benefit pension plans maintained by Exide. The named executive officers will also be entitled to receive additional payments to the extent necessary to compensate them for any excise taxes payable by them under the federal laws applicable to excess parachute payments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table shows, as of June 22, 2001, information regarding beneficial ownership of common stock by Exide's directors and executive officers and by each person and entity that, to the knowledge of Exide, beneficially owns more than five percent of Exide common stock. Except as indicated in the notes to the table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. Except as otherwise indicated, the address of each person listed below is the address of Exide.


                                                                          Number of Shares Beneficially Owned
                                                                        ---------------------------------------
Beneficial Owner                                                           Number              Percent(1)
----------------                                                        ------------    -----------------------
Executive Officers and Directors
Robert A. Lutz (2)                                                        1,503,039                5.6%
Craig H. Muhlhauser (3)                                                     103,309                  *
Kevin R. Morano (4)                                                         101,727                  *
Jack J. Sosiak (5)                                                           92,466                  *
John R. Van Zile (6)                                                         55,391                  *
Francois J. Castaing                                                         17,047                  *
Rodney L. Chadwick (7)                                                        3,500                  *
John A. James (8)                                                            11,569                  *
Heinrich Meyr                                                                   262                  *
Jody G. Miller (9)                                                            6,623                  *
All executive officers and directors as a group (10 persons)              1,894,933                7.0%
Five Percent or Greater Shareholders
State of Wisconsin Investment Board (10)                                  4,235,000               16.6%
Pacific Dunlop Holdings (USA) Inc. (11)                                   4,000,000               15.7%
Shapiro Capital Management Company, Inc (12)                              3,194,668               12.6%
Loomis, Sayles & Co., L.P. (13)                                           2,372,494                8.5%
Dimensional Fund Advisors (14)                                            1,631,880                6.4%
David L. Babson and Company Incorporated (15)                             1,413,300                5.6%

__________
       *Less than 1%.
(1)  Based on 25,450,991 shares of common stock outstanding on June 22, 2001.
(2) Represents 182,347 shares owned directly, 82,500 in trust, 2,250 which are beneficially owned by Mr. Lutz's spouse, and 1,235,942 currently exercisable options to purchase common stock. Mr. Lutz also holds options to purchase 600,000 shares of common stock that are not currently exercisable.
(3) Includes currently exercisable options to purchase 95,966 shares of common stock. Mr. Muhlhauser also holds options to purchase 330,000 shares of common stock that are not currently exercisable.
(4) Includes currently exercisable options to purchase 51,727 shares of common stock. Mr. Morano also holds options to purchase 190,000 shares of common stock that are not currently exercisable.
(5) Includes currently exercisable options to purchase 40,993 shares of common stock. Mr. Sosiak also holds options to purchase 115,400 shares of common stock that are not currently exercisable.
(6) Includes currently exercisable options to purchase 24,391 shares of common stock. Mr. Van Zile also holds options to purchase 121,000 shares of common stock that are not currently exercisable.
(7)  Represents shares held indirectly by Tormey Investments Pty Ltd.
(8) In addition, under the Exide Corporation Non-Employee Directors Deferred Fee Plan, Mr. James holds 1,915 common stock equivalents.
(9) In addition, under the Exide Corporation Non-Employee Directors Deferred Fee Plan, Ms. Miller holds 2,159 common stock equivalents.
(10) Based solely on a Schedule 13G/A filed on February 9, 2001. State of Wisconsin Investment Board's address is P.O. Box 7842, Madison, Wisconsin 53707.
(11) Based solely on a Schedule 13D filed on October 10, 2000. Pacific Dunlop Holdings (USA) Inc.'s address is 6121 Lakeside Drive, Suite 200, Reno, Nevada 89511.
(12) Based solely on a Schedule 13G/A filed on June 11, 2001. Shapiro Capital Management Company, Inc.'s address is 3060 Peachtree Road, N.W., Atlanta, Georgia 30305.
(13) Based solely on a Schedule 13G filed on February 12, 2001, Loomis, Sayles has sole voting power with respect to 2,144,509 shares and sole dispositive power with respect to all of the 2,372,494 shares. Loomis, Sayles has advised us that its beneficial ownership is based solely on its ownership of our 2.90% Convertible Senior Subordinated Notes due 2005. Loomis, Sayles' address is One Financial Center, Boston, Massachusetts 02111.
(14) Based solely on a Schedule 13G filed on February 2, 2001. Dimensional Fund Advisors' address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(15) Based solely on a Schedule 13G/A filed on January 24, 2001. David L. Babson's address is One Memorial Drive, Cambridge, Massachusetts 02142-1300.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GNB BATTERY BUSINESS ACQUISITION

     On September 29, 2000, Exide acquired the global battery business of Pacific Dunlop Holdings (USA), Inc., hereinafter referred to as Pacific Dunlop, including its subsidiary GNB Technologies, Inc. As consideration for the acquisition, Exide paid approximately $379 million (including $344 million in cash and four million shares of Exide common stock plus assumed liabilities). Pacific Dunlop now holds approximately 16 percent of the currently outstanding shares of Exide common stock.

REGISTRATION RIGHTS AND STANDSTILL AGREEMENT

     Pursuant to a Registration Rights and Standstill Agreement dated September 29, 2000, Exide granted certain registration rights to Pacific Dunlop. Exide is required to file, so long as Pacific Dunlop continues to hold at least five percent of outstanding Exide common stock, upon Pacific Dunlop's request, and in accordance with certain limitations, registration statements with the SEC for sale in an underwritten public offering, such amount of common stock specified by Pacific Dunlop in its request.

     Should Exide determine that it is advisable to file a registration statement with the SEC for an offering of common stock or any security convertible into or exchangeable for common stock, then, subject to certain limitations, Pacific Dunlop is entitled to notice from Exide with regard to such a proposal. If Pacific Dunlop so requests, Exide is required to include such number of shares requested by Pacific Dunlop to be included in the registration statement unless Pacific Dunlop's request fails to meet certain requirements set forth in the agreement. Additionally, should Exide provide any other holders of common stock or holders of any Exide security that is convertible into or exchangeable for Exide common stock, more favorable rights than those rights provided Pacific Dunlop in the agreement, the agreement is deemed amended as necessary to provide Pacific Dunlop with similar rights as those granted to such other stockholders.

     The agreement provides that until September 29, 2003 Pacific Dunlop may not take certain actions without the consent of Exide, including, without limitation, the following: Pacific Dunlop may not (1) publicly state that it wishes to acquire or offer or agree to acquire, directly or indirectly, beneficial ownership of any of our equity securities; (2) solicit, or assist or encourage any person to solicit consents or proxies to vote any of our equity securities, other than as set forth in the agreement with regard to its own shares; and (3) solicit, or assist or encourage any person to solicit consents or proxies to vote any of our equity securities. Pacific Dunlop is also restricted until September 29, 2003 from transferring its shares, other than in certain cases, as set forth in the agreement.

     The agreement also requires that until September 29, 2003 Pacific Dunlop attend in person or appoint a proxy to vote its shares in the same proportion as all other Exide common stock votes on any matter to be voted upon at any meeting of Exide stockholders, except where such matter relates to the removal of any director designated by Pacific Dunlop, in which case, Pacific Dunlop may vote against such removal without regard to other votes. Pacific Dunlop has not designated any member of our Board.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2001.

                                    EXIDE CORPORATION

                                    /s/  Robert A. Lutz
                                    --------------------------------------------
                                    By:  Robert A. Lutz
                                    Its: Chairman and Chief Executive Officer


                                    /s/  Kevin R. Morano
                                    --------------------------------------------
                                    By:  Kevin R. Morano
                                    Its: Executive Vice President and
                                         Chief Financial Officer