Form 10-Q
period 2001-06-30
EXIDE CORP
filed 2001-08-14
CIK 813781

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10 - Q

     (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal quarter ended June 30, 2001

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 1 - 11263

                              EXIDE TECHNOLOGIES
            (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                       23-0552730
----------------------------------------           -----------------------------
     State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

    210 Carnegie Center, Suite 500,
         Princeton, New Jersey                                08540
----------------------------------------           -----------------------------
(Address of principal executive offices)                    (Zip Code)

                                (609) 627-7000
   -------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X     No  ____
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of August 10, 2001, 27,317,295 shares of common stock were outstanding.

                      EXIDE CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION
------------------------------------

Item 1.   Financial Statements (unaudited).

     -- Condensed Consolidated Balance Sheets - - June 30, 2001 and March 31, 2001.

     -- Consolidated Statements of Operations - - for the three months ended June 30, 2001 and July 2, 2000.

     -- Consolidated Statements of Cash Flows - - for the three months ended June 30, 2001 and July 2, 2000.

     --   Notes to Condensed Consolidated Financial Statements - - June 30,
          2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks.

PART II.       OTHER INFORMATION
--------------------------------

Item 1.   Legal Proceedings.

Item 2.   Changes in Securities and Use of Proceeds.

Item 3.   Defaults Upon Senior Securities.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K.

SIGNATURE
---------

                      EXIDE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per-share data)

                                                             June 30,     March 31,
                                                               2001         2001
                                                            ----------   ----------
ASSETS
------

CURRENT ASSETS:
       Cash and cash equivalents                            $   39,085   $   23,072
       Receivables, net of allowance for doubtful
            accounts of $33,688 and $33,597, respectively      382,736      429,455
       Inventories                                             512,654      511,411
       Prepaid expenses and other                               22,116       19,817
       Deferred income taxes                                    27,267       28,478
                                                            ----------   ----------

                 Total current assets                          983,858    1,012,233
                                                            ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, NET                             617,423      632,935
                                                            ----------   ----------
OTHER ASSETS:
       Goodwill and other intangibles, net                     529,459      540,395
       Investments in affiliates                                 6,187        5,782
       Deferred financing costs, net                            25,377       26,777
       Deferred income taxes                                    45,109       40,716
       Other                                                    44,004       40,087
                                                            ----------   ----------

                                                               650,136      653,757
                                                            ----------   ----------

                 Total assets                               $2,251,417   $2,298,925
                                                            ==========   ==========

        The accompanying notes are an integral part of these statements.

                                   (Continued)

                      EXIDE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per-share data)

                                                                          June 30,      March 31,
                                                                            2001          2001
                                                                        -----------    -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
       Short-term borrowings                                            $    15,056    $    10,387
       Current maturities of long-term debt                                  27,216         28,117
       Accounts payable                                                     298,328        350,712
       Accrued expenses                                                     391,021        439,399
                                                                        -----------    -----------
                 Total current liabilities                                  731,621        828,615

LONG-TERM DEBT                                                            1,388,960      1,308,542
                                                                        -----------    -----------

NONCURRENT RETIREMENT OBLIGATIONS                                           160,468        164,447
                                                                        -----------    -----------

OTHER NONCURRENT LIABILITIES                                                231,833        235,587
                                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 3, 12 and 14)

MINORITY INTEREST                                                            17,717         18,373
                                                                        -----------    -----------

STOCKHOLDERS' DEFICIT
       Common stock, $.01 par value 60,000 shares authorized;
            25,452 and 25,449 shares issued and outstanding, respectively       255            255
       Additional paid-in capital                                           531,207        531,179
       Accumulated deficit                                                 (493,708)      (485,986)
       Notes receivable - stock award plan                                     (665)          (665)
       Accumulated other comprehensive loss                                (316,271)      (301,422)
                                                                        -----------    -----------

                 Total stockholders' deficit                              (279,182)      (256,639)
                                                                        -----------    -----------

                 Total liabilities and stockholders' deficit            $ 2,251,417    $ 2,298,925
                                                                        ===========    ===========

        The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per-share data)

                                                           For the Three Months Ended
                                                           --------------------------
                                                            June 30,          July 2,
                                                              2001             2000
                                                           =========        =========
NET SALES                                                  $ 631,237        $ 465,800

COST OF SALES                                                481,142          342,362
                                                           ---------        ---------
    Gross profit                                             150,095          123,438
                                                           ---------        ---------

OPERATING EXPENSES:
  Selling, marketing and advertising                          85,195           75,840
  General and administrative                                  40,736           29,198
  Goodwill amortization                                           --            3,555
                                                           ---------        ---------
                                                             125,931          108,593
                                                           ---------        ---------

    Operating income                                          24,164           14,845
                                                           ---------        ---------

INTEREST EXPENSE, net                                         33,622           24,687
OTHER EXPENSE, net                                             1,482            2,363
                                                           ---------        ---------

 Loss before income taxes,
     minority interest and cumulative
     effect of change in accounting principle                (10,940)         (12,205)

INCOME TAX BENEFIT                                            (4,048)          (3,198)
                                                           ---------        ---------

  Loss before minority interest and
     cumulative effect of change in accounting principle      (6,892)          (9,007)

MINORITY INTEREST                                               (169)             348
                                                           ---------        ---------

  Net loss before cumulative effect
     of change in accounting principle                        (6,723)          (9,355)

CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                              (496)              --
                                                           ---------        ---------

    Net loss                                               $  (7,219)       $  (9,355)
                                                           =========        =========

LOSS PER SHARE, BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

     Basic and Diluted                                     $   (0.26)       $   (0.44)
                                                           =========        =========
CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE PER SHARE                     $   (0.02)       $      --
                                                           =========        =========
LOSS PER SHARE:
    Basic and Diluted                                      $   (0.28)       $   (0.44)
                                                           =========        =========

WEIGHTED AVERAGE SHARES:
    Basic and Diluted                                         25,451           21,400
                                                           =========        =========

        The accompanying notes are an integral part of these statements.

                       EXIDE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                For the Three Months Ended

                                                                                  June 30      July 2,
                                                                                   2001         2000
                                                                                -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $  (7,219)   $  (9,355)
   Adjustments to reconcile net loss to net
      cash used in operating activities -
          Depreciation and amortization                                              26,383       21,457
          Gain on asset sales                                                          (931)          --
          Deferred income taxes                                                      (2,409)        (824)
          Amortization of original issue discount on notes                            2,744        2,727
          Provision for losses on accounts receivable                                 2,131        1,611
          Minority interest                                                            (169)         348
          Amortization of deferred financing costs                                    2,538          874
   Net change from sales of receivables                                              (1,123)      (5,535)
   Changes in assets and liabilities excluding
      effects of acquisitions and divestitures -
          Receivables                                                                40,781       16,861
          Inventories                                                                (7,335)     (14,943)
          Prepaid expenses and other                                                   (392)      (2,091)
          Payables                                                                  (49,157)     (15,318)
          Accrued expenses                                                          (42,786)     (28,718)
          Noncurrent liabilities                                                     (3,408)      (1,826)
          Other, net                                                                 (5,831)      (3,111)
                                                                                  ---------    ---------
               Net cash used in operating activities                                (46,183)     (37,843)
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (27,482)      (7,748)
   Proceeds from sales of assets                                                      3,500        2,973
                                                                                  ---------    ---------
               Net cash used in investing activities                                (23,982)      (4,775)
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings                                                  4,742        3,461
   Borrowings under Global Credit Facilities Agreement                              278,054      148,885
   Repayments under Global Credit Facilities Agreement                             (190,733)    (120,023)
   Decrease in other debt                                                            (2,264)      (1,022)
   Financing costs and other                                                         (2,948)          --
   Dividends paid                                                                      (503)        (428)
                                                                                  ---------    ---------
               Net cash provided by financing activities                             86,348       30,873
                                                                                  ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           (170)         164
                                                                                  ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 16,013      (11,581)
                                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       23,072       28,110
                                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  39,085    $  16,529
                                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for -
      Interest (net of amount capitalized)                                        $  46,000    $  35,685
      Income taxes (net of refunds)                                               $     400    $     978

        The accompanying notes are an integral part of these statements.

                      EXIDE CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                     (In thousands, except per-share data)
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Exide Corporation (the "Company") and all of its majority-owned subsidiaries. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 2001 for further information. The financial information contained herein is unaudited. The Company changed its name to Exide Technologies on August 1, 2001.

         The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the accompanying consolidated financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the periods presented.

         Basic loss per share ("EPS") is computed using the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options and warrants. There is no difference between basic and diluted EPS in the periods presented since the net loss position causes these options and warrants to be antidilutive.

         Options to purchase 5,799 and 5,837 shares with exercise prices ranging from $7.75 to $25.875 were outstanding at March 31, 2001 and June 30, 2001, respectively. These options expire in the years 2002 to 2010 and 2002 to 2011, respectively. The current year options include those granted under the 2000 Broad-Based Stock Incentive Plan.

         The loss per share calculation for the first quarter of fiscal 2002 includes the impact of the 4,000 shares issued as part of the GNB acquisition consideration (See Note 7).

Total comprehensive loss and its components are as follows:

                                                     For the Three Months Ended
                                                     --------------------------
                                                     June 30,          July 2,
                                                       2001              2000
                                                     --------          --------

Net loss                                             $  7,219          $  9,355
Cumulative effect of change in accounting principle      (541)               --
Change in fair value of cash flow hedges                4,086                --
Change in cumulative
   translation adjustment                              11,304            (1,454)
                                                     --------          --------
Total comprehensive loss                             $ 22,068          $  7,901
                                                     ========          ========

(2)  ACCOUNTING FOR DERIVATIVES

On April 1, 2001, the Company adopted FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", ("FAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as hedging certain interest rates and foreign currency exchange rates. The Company's outstanding derivatives that qualify for hedge accounting are designated as cash flow hedges. The effective portion of changes in the fair value of lead forward contracts are recorded in Other Comprehensive Loss until the related purchased lead is charged to earnings. At that time, the effective portion recorded in Other Comprehensive Loss is recognized in the income statement. Changes in the fair value of cash flow hedges for which the hedged item affects earnings immediately (foreign currency transaction hedges and interest rate hedges), ineffective portions of changes in the fair value of cash flow hedges and fair value changes on certain derivatives that, despite being utilized to effectively manage the above mentioned activities, do not qualify for hedge accounting, are recognized in earnings immediately.

The adoption of FAS 133 resulted in an income statement charge, reflected as a cumulative effect of change in accounting principle of $496 or $0.02 per diluted share. Also, a cumulative effect adjustment reduced Other Comprehensive Loss by $541. If lead prices remain constant, approximately $2,560 of the amount in Other Comprehensive Loss at June 30, 2001, would be reclassified into earnings during the fiscal year ended March 31, 2002. The Company currently has outstanding lead hedge contracts through March 2002. The change in fair value of cash flow hedges for which the hedged item affects earnings immediately, related to hedge ineffectiveness and of derivatives not qualifying for hedge accounting for the three months ended June 30, 2001 was $275 and was recognized in other expense in the first quarter of the current year. No cash flow hedges were derecognized or terminated during the period. The fair value of derivatives contracts at June 30, 2001 is a liability of $4,969.


(3)  ACCOUNTING FOR GOODWILL

In June 2001, the Financial Accounting Standards Board issued FAS No. 141 "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

     The Company adopted FAS 141 and 142 effective April 1, 2001. In adopting FAS 142, the Company no longer amortizes goodwill. The Company recorded $3,555 of goodwill amortization in the first quarter of last year or the equivalent of $0.17 per diluted share. The Company would have recorded $4,000 of goodwill amortization in the first quarter this year, or the equivalent of $0.16 per diluted share. The Company's net loss and net loss per share would have been $11,219 and $0.44 per diluted share, respectively, in this year's first quarter had FAS 142 not been adopted.

     The Company recorded an estimated $5,000 of amortizable intangibles in GNB's opening balance sheet (see Note 7) which is currently being amortized over 10 years. This amount will be adjusted, if applicable, based on final appraisals. Related amortization expense of $125 was recorded in the first quarter of this year.

(4)  INVENTORIES

Inventories, valued by the first-in, first-out ("FIFO") method, consist of:

                                 June 30,         March 31,
                                   2001             2001
                                 --------         --------

Raw materials                    $107,430         $108,582
Work-in-process                    79,245           79,767
Finished goods                    325,979          323,062
                                 --------         --------
                                 $512,654         $511,411
                                 ========         ========
(5) ENVIRONMENTAL MATTERS

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

North America

     The Company has been advised by the U.S. Environmental Protection Agency ("EPA") or state agencies that it is a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 89 federally defined Superfund or state equivalent sites (including 16 GNB sites). At 60 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

     The Company currently has greater than 50% liability at five Superfund sites. Other than these sites, the Company's allocation exceeds 5% at seven sites for which the Company's share of liability has not been paid as of June 30, 2001. The current allocation at these seven sites averages approximately 22%.

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

     The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of June 30, 2001 the amount of such reserves on the Company's consolidated balance sheet was $86,236, including $60,538 related to GNB facilities. Of this amount, $68,016 was included in other noncurrent liabilities. The reserve recorded in the GNB purchase accounting is based on a preliminary assessment and may change upon determination of existing environmental contingencies prior to the finalization of the opening balance sheet at the end of this year's second quarter.

     Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimate could have a material effect on the recorded reserves.

(6)  COMMITMENTS AND CONTINGENCIES

     Exide has made substantial progress recently in resolving the vast majority of claims relating to the conduct of its former management team.

     The sole remaining "legacy" action is Houlihan v. Exide, brought under a unique California statute, filed December 6, 1999 in the Superior Court for the State of California, County of Los Angeles. In May 2001, the original plaintiff in this action, Thomas M. Mills, purported to assign his "claim" to Ms. Houlihan. Trial is set for September 24, 2001. Exide has moved to extend the trial date to early next year, so that trial occurs after the plea agreement with the U.S. Attorney is formally entered. That motion is currently pending before the Court.

     The Houlihan case and the payments required under the Company's settlement with the Mississippi Attorney General are included in the $13,400 reserve recorded for these "legacy" matters in fiscal 2000.

     On March 23, 2001, Exide also reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of former management. Under the terms of that settlement Exide will pay a fine of $27,500 over five years, and agrees to cooperate with the U.S. Attorney in his prosecution of certain members of the former management team. The payment terms are dependent upon the Company's compliance with the plea agreement during the five-year period. The plea agreement has been lodged with the U.S. District Court for the Southern District of Illinois, which may accept or reject the plea agreement. Although the court's decision is not expected until early next year, management does not believe that the final plea agreement will materially differ from the plea agreement reached with the U.S. Attorney.

     On March 22, 2001, the U.S. Attorney unsealed the indictments of Arthur M. Hawkins, former Chairman, President & Chief Executive Officer of Exide, Douglas
N. Pearson, the former President, North American Operations of Exide, and Alan
E. Gauthier, the former Chief Financial Officer of Exide, for their conduct during the time they served as officers of Exide. Superseding indictments were unsealed in July, 2001. Exide is cooperating fully with the U.S. Attorney in the criminal prosecution of these former officers. The trial of the former officers is now scheduled for March, 2002.

     Exide is currently involved in litigation with the former members of its management referenced above. One of these cases, Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan, involves a claim by Mr. Hawkins to enforce his separation agreement with Exide and causes of action for violation of ERISA and breach of contract. Exide has filed a counterclaim asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Mr. Hawkins also alleges in Hawkins v. Exide, filed April 3, 2000, in the United States District for the Eastern District of Michigan, cancellation without notice of 240.406 shares of restricted stock. Exide's answer denied the substantive allegations. The parties agreed to seek consolidation of these two actions. At the request of Mr. Hawkins, both actions were stayed January 24, 2001. On May 25, 2001, Exide filed a suit in the Circuit Court of Oakland County, MI, for a determination that Exide is not obligated to advance attorney's fees and expenses to Mr. Hawkins for claims arising in past and pending civil and criminal matters. Mr. Hawkins has not yet answered Exide's complaint. In July, 2001, Exide was ordered to pay a portion of Mr. Hawkins' legal fees in the Eastern District of Michigan action only.

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

     On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. JCI alleges that Exide, through Messrs. Hawkins, Gauthier, Pearson and Calio, paid bribes to a Sears employee, Gary Marks, to induce him to award Sears' 1994 battery supply contract to Exide rather than JCI. JCI asserts claims against Exide for violation of section 2(c) of the Robinson-Patman Act and tortious interference with a prospective business opportunity. JCI asserts claims against Hawkins, Gauthier and Pearson for violation of the Racketeer Influenced and Corrupt Organizations Act and tortious interference with a prospective business opportunity. On February 2, 2001, the Court granted Exide's motion to dismiss JCI's Robinson-Patman Act claims; the Court reaffirmed this result on April 2, 2001, after JCI filed its First Amended Complaint. JCI has since filed a Second Amended Complaint, which introduces new factual and legal theories. Exide filed a motion to dismiss all of these claims. In July 2001, the Court granted Exide's motion, dismissing all of the new claims with prejudice. The net effect of the Court's rulings is that all but one of JCI's claims has now been dismissed without the commencement of discovery. Management remains confident that the sole remaining claim is equally without merit.

     In July 2001, Pacific Dunlop Holdings (US), Inc. and several of its foreign affiliates (the "Sellers" under the various agreements through which Exide acquired GNB) filed a breach of contract claim against Exide in the Circuit Court for Cook County, Illinois. The Sellers maintain they are entitled to certain additional payments for assets acquired by Exide in its acquisition of GNB. Management does not believe that the Sellers are correct either as to the rights for additional payments asserted by the Sellers or that any additional amounts are owed.

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

(7) GNB ACQUISITION

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

     The Company financed the cash portion of the purchase price, including associated fees and expenses, through an additional $250,000 term loan under its existing senior secured Global Credit Facilities Agreement, and $100,000 of securitized GNB accounts receivables. The Company also issued warrants to acquire 1,286 common shares with an exercise price of $8.99 per share in conjunction with the term loan financing. These warrants are immediately exercisable.

     The acquisition has been accounted for using the purchase method. GNB's results of operations are included in the accompanying consolidated statement of operations since the date of acquistion. GNB's preliminary opening balance sheet is included in the accompanying consolidated balance sheets as of June 30, 2001 and March 31, 2001. This allocation is preliminary and will likely change upon resolution of open matters including the completion of appraisals and the final assessment of certain contingencies, including environmental contingencies, restructuring reserves and other items.

     The following unaudited supplemental information reflects the Company's pro forma results of operations for the period shown by combining the historical results of the Company and GNB and including the impact of goodwill amortization and the impact of other applicable purchase accounting adjustments, as well as interest expense on acquisition financing, together with related income tax effects, assuming the acquisition had occurred at the beginning of the earliest period presented. The pro forma earnings per share calculation below also includes the impact of the four million shares issued as part of the acquisition consideration. This pro forma information does not purport to represent what the Company's results of operations would have actually been had the acquisition occurred as of an earlier date or project the results of any future period.

                                             Q1 Fiscal
                                              2001(a)
                                            (unaudited)

        Net sales                            $ 702,409
        Net loss                             $ (24,473)
        Loss per share:
             Basic                           $   (0.96)
             Diluted                         $   (0.96)


 (a) Includes pre-acquisition GNB restructuring and environmental pre-tax charges of $21,700.

(8)  RESTRUCTURING

          In fiscal 2001 and the fourth quarter of fiscal 2000, the Company implemented certain restructuring actions as part of an overall program to improve earnings and cash flow, including actions in connection with the GNB acquisition. The Company recorded restructuring charges aggregating $97,400 in fiscal 2001, consisting of $29,200 in severance costs, $39,509 in asset write-downs and $28,691 in closure costs.

     The fiscal 2001 restructuring charges were comprised of:

          .    the closure of an automotive battery plant in the US
          .    workforce reductions at two manufacturing facilities in Europe
          .    the reorganization of the Company's European Transportation business sales force
          .    the closing or sale of 27 of the Company's distribution
               facilities
          .    the consolidation of the Company's European accounting activities into a shared services operation
          .    the closure of the Maple, Ontario automotive manufacturing operations
          .    the closure of certain branches and offices
          .    severance and other costs for reductions in staff.

     The Company also announced the closures of GNB's Dallas, Texas and Dunmore, Pennsylvania facilities as well as the closure of certain GNB distribution centers and sales branches. The Company recorded $28,800 of related restructuring reserves in the GNB purchase accounting.

     The Company recorded restructuring charges of $39,336 in fiscal 2000, consisting of $20,000 in severance benefits and $19,336 for targeted plant and branch closings.

     The charges related to the:

     .    closure of the Reading, Pennsylvania plant
     .    closure of six branches in the U.S. and
     .    headcount reductions of 168 employees in the U.S. and Europe.

     Summarized restructuring reserve activity for this restructuring program is as follows:

                                  Severance       Closure
                                    Costs          Costs          Total

Balance at March 31, 2001         $ 35,553       $ 44,564       $ 80,117
Payments and charge-offs            (7,151)        (4,753)       (11,904)
Currency changes                    (1,450)        (1,050)        (2,500)
                                  --------       --------       --------
Balance at June 30, 2001          $ 26,952       $ 38,761       $ 65,713
                                  ========       ========       ========

     The current portion of this reserve is $38,366 at June 30, 2001. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

     In late June, the Company began seeing a significant decline of orders from its global telecommunications' customers, especially for product deliveries in North America. As a result, in July the Company took additional actions to adjust its cost structure, including the previously announced decision to delay the opening of the Maple, Canada battery plant, and the reduction of the total workforce by 1,300 employees. A charge of approximately $9,000 will be recorded in the second quarter for severance related to the current workforce reduction program actions completed to date.

(9)  SEGMENT INFORMATION

     The Company operates its battery business within the Industrial and Transportation segments. Industrial applications include Network Power batteries for telecommunications systems, fuel cell load leveling, electric utilities, railroads, photovoltaic and other critical uninterruptible power supply markets as well as Motive Power batteries for a broad range of equipment uses including lift trucks, mining and other commercial vehicles. Transportation uses include automotive, heavy duty, agricultural, marine and other batteries, as well as new technologies being developed for hybrid vehicles and new 42-volt automobile applications. Intersegment sales are not material.

Selected financial information concerning the Company's reportable segments are as follows:

                                 For the Three Months Ended June 30, 2001
                  --------------------------------------------------------------

                  Industrial     Transportation      Other (a)      Consolidated
                  ----------     --------------     -----------     ------------

Net sales         $  252,587     $      378,650     $       --      $    631,237

Gross profit      $   80,185     $       69,910     $       --      $    150,095

Operating
Income(loss)      $   24,288     $          306     $     (430)     $     24,164

                                 For the Three Months Ended July 2, 2000
                  --------------------------------------------------------------

                  Industrial     Transportation      Other (a)      Consolidated
                  ----------     --------------     -----------     ------------

Net sales         $  165,090     $      300,710     $        --     $    465,800

Gross profit      $   51,365     $       72,073     $        --     $    123,438

Operating
Income (loss)     $   12,703     $        7,823     $    (5,681)    $     14,845

    (a) Includes $3,555 of goodwill amortization in fiscal 2001.

(10) DEBT FOR EQUITY EXCHANGES

          On June 27, 2001, the Board of Directors approved for submission a proposal to shareholders, to be voted on at the Company's annual meeting on September 19, 2001, seeking authority for the issuance of up to 20,000 additional common shares. Such approval is being requested in order to provide the Company the ability to exchange common stock for additional portions of the Company's 2.9% Convertible Senior Subordinated Notes (the "Notes") and/or certain portions of the Company's 10% Senior Notes and 9.125% Senior Notes.

     In July 2001, the Company completed debt for equity exchanges where approximately $30,000 face value of the Notes were exchanged for approximately 1,900 shares of common stock. Since these exchanges involve a convertible security, the Company will recognize a non-cash charge in the second quarter equivalent to the market value of the shares issued in excess of the original conversion ratio of the Notes. The carrying value of the Notes was approximately $25,500. The Company will reduce debt and increase shareholders' equity by approximately $25,500 as a result of the transaction. The Company will recognize a non-cash charge of approximately $13,500 in the second quarter. The total related charges we take will increase if similar additional debt for equity exchanges are completed in the future.

(11)  ACCOUNTING FOR RECEIVABLES SALES AGREEMENTS

In September 2000, the FASB issued FAS No. 140 "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", ("FAS 140") which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 were effective for the Company's fiscal year-end 2001 financial statements; see the Company's Form
10-K for the fiscal year-end March 31, 2001. The other provisions of this Statement were effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company implemented the revised provisions when effective and there was no material impact on the consolidated financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Factors Which Affect Our Financial Performance

     Competition. The global Transportation and Industrial battery markets, particularly in North America and Europe, are highly competitive. In recent years, competition has continued to intensify and we continue to come under increasing pressure for price reductions. This competition has been exacerbated by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting our European markets.

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

Results of Operations

Three months ended June 30, 2001 compared with the three months ended July 2,
-----------------------------------------------------------------------------
2000.
-----

Net sales were $631,237 in the first quarter of fiscal 2002 versus $465,800 in the first quarter of fiscal 2001, due to the inclusion of GNB's operations in this year's first quarter. GNB's net sales in the first quarter of fiscal 2001 were $236,609. The increase resulting from GNB's operations was offset primarily by lower Transportation sales volume due to the recent decision to discontinue certain unprofitable aftermarket accounts in North America and lower Industrial sales due to softening demand late in this year's first quarter in the Western European and North American telecommunication markets. Net sales were also negatively impacted by $22,822 due to the weaker Euro.

Industrial battery sales for the first quarter of fiscal 2002 were $252,587 versus $165,090 in the first quarter of fiscal 2001. GNB's net sales in its Industrial business were $111,398 in the first quarter of fiscal 2001. The increase resulting from the inclusion of GNB's operations was offset by softening demand late in this year's first quarter in the Western European and North American telecommunication markets. Currency negatively impacted Industrial net sales by $12,228.

Net sales in the Transportation segment were $378,650 this year versus $300,710 last year. GNB's net sales in its Transportation business were $125,211 in the first quarter of fiscal 2001. The addition of GNB's operations were offset due to the recent decision to discontinue certain unprofitable aftermarket accounts in North America and lower shipments to automotive original equipment markets. Also, currency unfavorably impacted Transportation net sales by approximately $10,595.

Gross profit was $150,095 in the first quarter of fiscal 2002 versus $123,438 in the first quarter in the prior year. GNB's gross profit was $45,739 in the first quarter of fiscal 2001 The gross profit margin decreased to 23.8% in the first quarter of fiscal 2002 from 26.5% in the first quarter of fiscal 2001 primarily due to the addition of the less profitable GNB Transportation business offset somewhat by the Company's cost reduction programs. Weak European currencies versus the U.S. dollar impacted gross profit by approximately $6,180.

Industrial battery gross profit was $80,185 this year versus $51,365 last year. GNB's Industrial gross profit was $36,687 in the first quarter of fiscal 2001. The addition of GNB's operations was offset by lower sales due to softening demand late in this year's first quarter in the Western European and North American telecommunication markets, start-up costs at two battery plants and $3,432 in negative currency impact. Gross margin as a percent of net sales was 31.7% in the current year versus 31.1% last year. The addition of higher margin GNB products was offset somewhat by an unfavorable product mix and the start-up costs.

Transportation battery gross profit was $69,910 this year versus $72,073 last year. GNB's gross profit was $9,052 in the first quarter of fiscal 2001. The addition of GNB's operations was offset by the recent decision to discontinue certain unprofitable aftermarket accounts in North America, lower shipments to automotive original equipment markets and a currency impact of $2,748. Gross margins were 18.5% in the current year versus 24.0% in the prior year with the decrease primarily attributable to the inclusion of lower GNB profit margins.

Operating Expenses. Operating expenses increased from $108,593 in fiscal 2001 to $125,931 in fiscal 2002. GNB had $36,839 of operating expenses in the first quarter of fiscal 2001. Fiscal 2002 operating expenses were favorably impacted by the Company's cost-reduction programs and the elimination of goodwill amortization due to the adoption of FAS 142 "Accounting for Goodwill". Also, weaker European currencies favorably impacted operating expenses by approximately $5,162 in fiscal 2002.

Industrial operating expenses increased from $38,662 in fiscal 2001 to $55,897 in fiscal 2002. GNB had $18,604 of Industrial operating expenses in the first quarter of fiscal 2001. Weaker European currencies favorably impacted Industrial operating expenses by $2,861 in fiscal 2002.

Transportation operating expenses increased from $64,250 in fiscal 2001 to $69,604 in fiscal 2002. GNB had $17,818 of Transportation operating expenses in the first quarter of fiscal 2001. Fiscal 2002 Transportation operating expenses were favorably impacted by cost-reduction programs. Weaker European currencies favorably impacted Transportation operating expenses in fiscal 2001 by $2,107.

Non-segment operating expenses decreased from $5,681 in fiscal 2001 to $430 in fiscal 2002. GNB had $417 of non-segment operating expenses in the first quarter of 2001. The decrease relates to the elimination of goodwill amortization in fiscal 2002 and the impact of cost reduction programs. Goodwill amortization was $3,555 in the first quarter of fiscal 2001.

Operating income was $24,164, or 3.8% of net sales, versus $14,845, or 3.2% of net sales due to the items discussed above.

Industrial operating income was $24,288, or 9.6% of net sales, this year versus $12,703, or 7.7% of net sales, last year due to the items discussed above.

Transportation operating income was $306, or 0.1% of net sales, this year versus $7,823, or 2.6% of net sales last year due to the items discussed above.

Interest expense increased $8,935 from $24,687 to $33,622 primarily due to interest charges related to the GNB acquisition financing.

Other expense, net was $1,482 in the first quarter of fiscal 2002 versus $2,363 in the first quarter of fiscal 2001. The change was primarily due to a $931 gain on asset sale and foreign currency transaction gains offset by higher losses on sales of receivables.

In the first quarter of fiscal 2002, income tax benefit of $4,048 was recorded on a loss of $10,940. In fiscal 2001, income tax benefit of $3,198 was recorded on a loss of $12,205. The effective tax rate was 37.0% and 26.2% in the first quarter of fiscal 2002 and fiscal 2001, respectively. The difference in rates is primarily due to the recording of nondeductible goodwill amortization in the prior year.

The Company recorded a charge as a cumulative effect of change in accounting principle of $496 in the first quarter of fiscal 2002 due to the adoption of the accounting standards on derivatives.

A net loss of $7,219 in the first quarter of fiscal 2002 versus a net loss of $9,355 in the first quarter of fiscal 2001 resulted from the items discussed above.

Acquisition of GNB

As discussed in Note 7, on September 29, 2000, the Company acquired the global battery business of GNB, a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, for consideration of approximately $379,000 (including $344,000 in cash and 4,000 of the Company's common shares) plus assumed liabilities.

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

Liquidity and Capital Resources

     The Company's liquidity requirements arise primarily from the funding of seasonal working capital needs, obligations on indebtedness and capital expenditures. Historically, we have met these liquidity requirements through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets. The Company has a U.S. receivables purchase agreement and a European receivables purchase agreement under which third parties have committed, subject to certain exceptions, to purchase selected accounts receivable, up to a maximum commitment of $200,000 and $175,000, respectively.

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

     As reported earnings before interest, taxes, depreciation and amortization (EBITDA), excluding losses on sales of receivables, was $53,022 for this year's first quarter versus $36,562 in the prior year. GNB had EBITDA of $18,017 in the first quarter of fiscal 2001. Cash flows used in operating activities were $46,183 (of which $1,123 related to net sales of receivables) in fiscal 2002. This compares to cash flows used in operating activities of $37,843 (of which $5,535 related to net sales of receivables) in fiscal 2001. Primary working capital (inventories plus receivables less accounts payable) at June 30, 2001 was $597,062, as compared to $517,036 at July 2, 2000. Primary working capital year on year increased $34,762, excluding currency impacts, divestitures and GNB's acquired operations which had $96,380 in primary working capital at the time of acquisition.

     Capital expenditures were $27,482 and $7,748 in the first quarters of fiscal 2002 and fiscal 2001, respectively. Capital expenditures are estimated to be approximately $48,000 during the rest of fiscal 2002.

     The Company generated $48,000 and $80,000 in cash and assumed liabilities from the sale of non-core businesses and other assets in fiscal 2001 and fiscal 2000, respectively. The Company generated $3,500 in cash from the sale of a non-core business in the first quarter of fiscal 2002. Proceeds from these sales were primarily used to reduce debt. No significant proceeds from the sale of non-core assets are expected during the rest of fiscal 2002.

     In fiscal 2001 and the fourth quarter of fiscal 2000, the Company implemented certain restructuring actions as part of an overall program to improve earnings and cash flow, including actions in connection with the GNB acquisition. The Company recorded restructuring charges aggregating $97,400 in fiscal 2001, consisting of $29,200 in severance costs, $39,509 in asset write-downs and $28,691 in closure costs.

     The fiscal 2001 restructuring charges were comprised of:

          .    the closure of an automotive battery plant in the US
          .    workforce reductions at two manufacturing facilities in Europe
          .    the reorganization of the Company's European Transportation business sales force
          .    the closing or sale of 27 of the Company's distribution
               facilities
          .    the consolidation of the Company's European accounting activities into a shared services operation
          .    the closure of the Maple, Ontario automotive manufacturing operations
          .    the closure of certain branches and offices
          .    severance and other costs for reductions in staff.

     The Company also announced the closures of GNB's Dallas, Texas and

Dunmore, Pennsylvania facilities as well as the closure of certain GNB distribution centers and sales branches. The Company recorded $28,800 of related restructuring reserves in the GNB purchase accounting.

     The Company recorded restructuring charges of $39,336 in fiscal 2000, consisting of $20,000 in severance benefits and $19,336 for targeted plant and branch closings.

     The charges related to the:

   .   closure of the Reading, Pennsylvania plant
   .   closure of six branches in the U.S. and
   .   headcount reductions of 168 employees in the U.S. and Europe.

     Summarized restructuring reserve activity for this restructuring program is as follows:

                               Severance       Closure
                                 Costs          Costs          Total

Balance at March 31, 2001      $ 35,553       $ 44,564       $ 80,117
Payments and charge-offs         (7,151)        (4,753)       (11,904)
Currency changes                 (1,450)        (1,050)        (2,500)
                               --------       --------       --------
Balance at June 30, 2001       $ 26,952       $ 38,761       $ 65,713
                               ========       ========       ========

     The current portion of this reserve is $38,366 at June 30, 2001. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

     In late June, the Company began seeing a significant decline of orders from its global telecommunications' customers, especially for product deliveries in North America. As a result, in July the Company took additional actions to adjust its costs structure, including the previously announced decision to delay the opening of the Maple, Canada battery plant, and the reduction of the total workforce by 1,300 employees. A charge of approximately $9,000 will be recorded in the second quarter for severance related to the current workforce reduction program actions completed to date.


     Total debt at June 30, 2001 was $1,431,232, as compared to $1,347,046 at March 31, 2001. Our availability under our credit line was $43,713 at June 30, 2001. The use of such availability may be limited by certain covenants in the Senior Secured Global Credit Facilities Agreement. Increases in interest rates on such obligations could adversely affect our results of operations and financial condition. Weighted average interest rates on the Company's pre-GNB acquisition Senior Secured Global Credit Facilities Agreement debt increased approximately 1.5% due to the negotiated higher rates in conjunction with the financing for the GNB acquisition. Interest rates on the Global Credit Facilities Agreement is based on LIBOR plus 4.5% for the Term B portion and LIBOR plus 3.75% for the Term A portion and the revolving credit facility.

     The Company secured an amendment to the credit agreement relaxing covenants during fiscal 2002 and the first two quarters of fiscal 2003. The Company was in compliance with its bank covenants at June 30, 2001 and March 31, 2001, and expects to continue to be in compliance for at least the next twelve months and for the foreseeable future thereafter.

     On June 27, 2001, the Board of Directors approved for submission a proposal to shareholders, to be voted on at the Company's annual meeting on September 19, 2001, seeking authority for the issuance of up to 20,000 additional common shares. Such approval is being requested in order to provide the Company the ability to exchange common stock for additional portions of the Company's 2.9% Convertible Senior Subordinated Notes (the "Notes") and/or certain portions of the Company's 10% Senior Notes and 9.125% Senior Notes.

     In July 2001, the Company completed debt for equity exchanges where approximately $30,000 face value of the Notes were exchanged for approximately 1,900 shares of common stock. Since these exchanges involve a convertible security, the Company will recognize a non-cash charge in the second quarter equivalent to the market value of the shares issued in excess of the original conversion ratio of the notes. The carrying value of the Notes was approximately $25,500. The Company will reduce debt and increase shareholders' equity by approximately $25,500 as a result of the transaction. The Company will recognize a non-cash charge of approximately $13,500 in the second quarter. The total related charges we take will increase if similiar additional debt for equity exchanges are completed in the future.

     During 2001, we had two currency and interest rate swap agreements which effectively converted $110,500 of borrowings under the Senior Secured Global Credit Facilities Agreement and certain intercompany loans into 406,200 French Francs (U.S. $68,500) and 25,200 British pounds sterling (U.S. $42,000). We received LIBOR and paid PIBOR and pound sterling LIBOR. The Company terminated these agreements on December 27, 2000 and received a cash payment of 13,700 Euros and 3,300 British pounds sterling, respectively. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into two six-month forward contracts to continue to hedge these transactions. The Company continues to hedge these transactions with forward contracts.

     During the fourth quarter of fiscal 2000 the Company assigned 382,500 French Francs (U.S. $64,500) of its then existing currency and interest rate swap agreement to a new counterparty and received a cash payment of 8,500 Euros. Simultaneously, the Company entered into a new 66,800 Euro (U.S. $64,500) one-year currency and interest rate hedge agreement. The Company terminated this agreement in the second quarter of fiscal 2001 and received a cash payment of 6,200 Euros. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into a new 73,100 Euro (U.S. $64,500) one-year currency and interest rate hedge agreement with this same counterparty. The Company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%. The Euro principal amount is reset quarterly.

     On October 18, 2000, we entered into a $60,000 two year interest rate swap agreement for which we pay a quarterly fixed rate of 6.55% and receive a three month LIBOR rate (currently 3.59%). This swap hedges a portion of the variable interest exposure on our $900,000 Global Credit Facilities Agreement Tranche B Term Loans.

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

     On April 1, 2001, the Company adopted FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Actvities". See Note 2 for further discussion.

     As of June 20, 2001, we have significant net operating loss carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and certain European countries' taxable income.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risks.

There were no significant changes to the quantitative and qualitative market risks as of June 30, 2001. See our Form 10-K for the fiscal year ended March 31, 2001 for this information.

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

     The Company's core business, the design, manufacture and sale of lead acid batteries, and the Company's structure involves risk and uncertainty. Important factors that could affect the Company's results include, but are not limited to
(i) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (ii) the Company's substantial debt and debt service requirements which restrict the Company's operational and financial flexibility, as well as imposing significant interest and financing costs, (iii) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (iv) the Company's assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (v) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company's results because it is a major constituent in most of the Company's products, (vi) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (vii) the Company's consolidation and rationalization of acquired entities requires substantial management time and financial and other resources and is not without risk, (viii) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, and (ix) the Company is exposed to fluctuations in interest rates on our variable debt which can affect the Company's results. Therefore, the Company cautions each reader of this report to carefully consider those factors here-in-above set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings.

     In fiscal 2001, Exide made substantial progress in resolving the vast majority of claims relating to the conduct of its former management team.

     The sole remaining "legacy" action is Houlihan v. Exide, brought under a unique California statute, filed December 6, 1999 in the Superior Court for the State of California, County of Los Angeles. In May 2001, the original plaintiff in this action, Thomas M. Mills, purported to assign his "claim" to Ms. Houlihan. Trial is set for September 24, 2001. Exide has moved to extend the trial date to early next year, so that trial occurs after the plea agreement with the U.S. Attorney is formally entered. That motion is currently pending before the Court.

     The Houlihan case and the payments required under the Company's settlement with the Mississippi Attorney General are included in the $13,400 reserve recorded for these "legacy" matters in fiscal 2000.

     On March 23, 2001, Exide also reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of former management. Under the terms of that settlement Exide will pay a fine of $27,500 over five years, and agrees to cooperate with the U.S. Attorney in his prosecution of certain members of the former management team. The payment terms are dependent upon the Company's compliance with the plea agreement during the five-year period. The plea agreement has been lodged with the U.S. District Court for the Southern District of Illinois, which may accept or reject the plea agreement. Although the court's decision is not expected until early next year, management does not believe that the final plea agreement will materially differ from the plea agreement reached with the U.S. Attorney.

     On March 22, 2001, the U.S. Attorney unsealed the indictments of Arthur M. Hawkins, former Chairman, President & Chief Executive Officer of Exide, Douglas
N. Pearson, the former President, North American Operations of Exide, and Alan
E. Gauthier, the former Chief Financial Officer of Exide, for their conduct during the time they served as officers of Exide. Superceding indictments were unsealed in July, 2001. Exide is cooperating fully with the U.S. Attorney in the criminal prosecution of these former officers. The trial of the former officers is now scheduled for March 2002.

     Exide is currently involved in litigation with the former members of its management referenced above. One of these cases, Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern

District of Michigan, involves a claim by Mr. Hawkins to enforce his separation agreement with Exide and causes of action for violation of ERISA and breach of contract. Exide has filed a counterclaim asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Mr. Hawkins also alleges in Hawkins v. Exide, filed April 3, 2000, in the United States District for the Eastern District of Michigan, cancellation without notice of
240.406 shares of restricted stock. Exide's answer denied the substantive allegations. The parties agreed to seek consolidation of these two actions. At the request of Mr. Hawkins, both actions were stayed January 24, 2001. On May 25, 2001, Exide filed a suit in the Circuit Court of Oakland County, MI, for a determination that Exide is not obligated to advance attorney's fees and expenses to Mr. Hawkins for claims arising in past and pending civil and criminal matters. Mr. Hawkins has not yet answered Exide's complaint. In July, 2001, Exide was ordered to pay a portion of Mr. Hawkins' legal fees in the Eastern District of Michigan action only.

     Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings on January 18, 2000. Both cases were stayed at the request of Messrs. Pearson and Gauthier on October 10, 2000. In April and June 2001, Exide was ordered to advance reasonable litigation expenses and undetermined copying costs incurred by Messrs. Gauthier and Pearson in connection with the grand jury investigation. In compliance with that order, the Company has reimbursed counsel for Messrs. Pearson and Gauthier. Exide has presented a claim for reimbursement of the amount of such fees in excess of a $500 self-insured retention to its insurance carrier.

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

     On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. JCI alleges that Exide, through Messrs. Hawkins, Gauthier, Pearson and Calio, paid bribes to a Sears employee, Gary Marks, to induce him to award Sears' 1994 battery supply contract to Exide rather than JCI. JCI asserts claims against Exide for violation of section 2(c) of the Robinson-Patman Act and tortious interference with a prospective business opportunity. JCI asserts claims against Hawkins, Gauthier and Pearson for violation of the Racketeer Influenced and Corrupt Organizations Act and tortious interference with a prospective business opportunity. On February 2, 2001, the Court granted Exide's motion to dismiss JCI's Robinson-Patman Act claims; the Court reaffirmed this result on April 2, 2001, after JCI filed its First Amended Complaint. JCI has since filed a Second Amended Complaint, which introduces new factual and legal theories. Exide filed a motion to dismiss all of these claims. In July 2001, the Court granted Exide's motion, dismissing all of the new claims with prejudice. The net effect of the Court's rulings is that all but one of JCI's claims has now been dismissed without the commencement of discovery. Management remains confident that the sole remaining claim is equally without merit.

     In July 2001, Pacific Dunlop Holdings (US), Inc. and several of its foreign affiliates (the "Sellers" under the various agreements through which Exide acquired GNB) filed a breach of contract claim against Exide in the Circuit Court for Cook County, Illinois. The Sellers maintain they are entitled to certain additional payments for assets acquired by Exide in its acquisition of GNB. Management does not believe that the Sellers are correct either as to the rights for additional payments asserted by the Sellers or that any additional amounts are owed.

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


Item 3.   Defaults Upon Senior Securities.  None.


Item 4.   Submission of Matters to a Vote of Security Holders. None.


Item 5.   Other Information. None.


Item 6.   Exhibits and Reports on Form 8-K.

Exhibits. None.

Reports on Form 8-K.

On April 3,2001, the Company filed a report on Form 8-K reporting under Item 5 the settlement of a dispute with a customer over a battery supply contract.

         SIGNATURE
         ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




EXIDE CORPORATION


Date:    August 14, 2001           By:  /s/ Kevin R. Morano
         -----------------------        -------------------

                                        Kevin R. Morano
                                        Executive Vice President and
                                        Chief Financial Officer