Form 10-Q
period 2001-09-30
EXIDE CORP
filed 2001-11-14
CIK 813781

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 30, 2001

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 1 - 11263

                               EXIDE TECHNOLOGIES
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                             23-0552730
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                            Identification Number)

                         210 Carnegie Center, Suite 500
                              Princeton, New Jersey
                    (Address of principal executive offices)
                                      08540
                                   (Zip Code)

                                 (609) 627-7200
              (Registrant's telephone number, including area code)

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of November 12, 2001, 27,335,606 shares of common stock were outstanding.

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................................   3

        CONDENSED CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2001 AND
          MARCH 31, 2001....................................................   3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
          ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000......................   5

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
          ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000......................   6

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 30, 2001................................................   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.............................................  20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.........  29

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...................................................  31

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................  34

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................  35

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  35

ITEM 5. OTHER INFORMATION...................................................  35

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................  35

SIGNATURE...................................................................  36

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per-share data)

                                                        September 30,    March 31,
                                                            2001           2001
                                                        -------------   -----------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                           $    16,371    $    23,072
     Receivables, net of allowance for doubtful
         accounts of $37,832 and $33,597, respectively       383,161        429,455
     Inventories                                             513,718        511,411
     Prepaid expenses and other                               22,030         19,817
     Deferred income taxes                                    17,178         28,478
                                                         -----------    -----------
             Total current assets                            952,458      1,012,233
                                                         -----------    -----------

PROPERTY, PLANT AND EQUIPMENT                                948,933        961,233
     Less - Accumulated depreciation                        (371,601)      (328,298)
                                                         -----------    -----------
             Property, plant and equipment, net              577,332        632,935
                                                         -----------    -----------

OTHER ASSETS:
     Goodwill, net                                           549,982        540,395
     Other intangibles, net                                   49,250             --
     Investments in affiliates                                 6,394          5,782
     Deferred financing costs, net                            23,792         26,777
     Deferred income taxes                                    42,290         40,716
     Other                                                    48,629         40,087
                                                         -----------    -----------
                                                             720,337        653,757
                                                         -----------    -----------

             Total assets                                $ 2,250,127    $ 2,298,925
                                                         ===========    ===========

The accompanying notes are an integral part of these statements.

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per-share data)

                                                  September 30,      March 31,
                                                       2001             2001
                                                  ------------      -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Short-term borrowings                            $    19,221      $    10,387
  Current maturities of long-term debt (Note 10)       647,329           28,117
  Accounts payable                                     322,058          350,712
  Accrued expenses                                     397,116          439,399
                                                   -----------      -----------
      Total current liabilities                      1,385,724          828,615
                                                   -----------      -----------

LONG-TERM DEBT                                         718,047        1,308,542

NONCURRENT RETIREMENT OBLIGATIONS                      168,897          164,447

OTHER NONCURRENT LIABILITIES                           222,066          235,587

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

MINORITY INTEREST                                       19,215           18,373
                                                   -----------      -----------

      Total liabilities                              2,513,949        2,555,564
                                                   -----------      -----------

STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value 100,000
    shares authorized; 27,320 and
    25,449 shares issued and
    outstanding                                            274              255
  Additional paid-in capital                           570,027          531,179
  Accumulated deficit                                 (526,755)        (485,986)
  Notes receivable - stock award plan                     (665)            (665)
  Accumulated other comprehensive loss                (306,703)        (301,422)
                                                   -----------      -----------
      Total stockholders' deficit                     (263,822)        (256,639)
                                                   -----------      -----------

      Total liabilities and stockholders'
        deficit                                    $ 2,250,127      $ 2,298,925
                                                   ===========      ===========

The accompanying notes are an integral part of these statements.

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)

                                                                    For the Three Months Ended  For the Six Months Ended
                                                                    -------------------------  --------------------------
                                                                    September 30,  October 1,  September 30,   October 1,
                                                                         2001         2000          2001          2000
                                                                    -------------  ----------  -------------   ----------
NET SALES                                                             $ 624,245    $ 494,174    $ 1,255,482    $ 959,974

COST OF SALES                                                           483,976      358,771        965,118      701,133
                                                                      ---------    ---------    -----------    ---------

            Gross profit                                                140,269      135,403        290,364      258,841
                                                                      ---------    ---------    -----------    ---------

OPERATING EXPENSES:
       Selling, marketing and advertising                                77,527       71,290        162,722      147,130
       General and administrative                                        36,889       24,238         77,625       53,436
       Restructuring and other                                           11,058       30,000         11,058       30,000
       Purchased research and development                                (8,185)          --         (8,185)          --
       Goodwill amortization                                                 --        3,535             --        7,090
                                                                      ---------    ---------    -----------    ---------
                                                                        117,289      129,063        243,220      237,656
                                                                      ---------    ---------    -----------    ---------

            Operating earnings                                           22,980        6,340         47,144       21,185
                                                                      ---------    ---------    -----------    ---------

INTEREST EXPENSE, net                                                    33,570       25,870         67,192       50,557
OTHER EXPENSE, net                                                       16,702        1,468         18,184        3,831
                                                                      ---------    ---------    -----------    ---------
            Loss before income taxes, minority interest
            and cumulative effect of change in accounting principle     (27,292)     (20,998)       (38,232)     (33,203)

INCOME TAX PROVISION (BENEFIT)                                            4,777       (6,811)           729      (10,009)
                                                                      ---------    ---------    -----------    ---------

            Loss before minority interest and
            cumulative effect of change in accounting principle         (32,069)     (14,187)       (38,961)     (23,194)

MINORITY INTEREST                                                           451          347            282          695
                                                                      ---------    ---------    -----------    ---------

            Net loss before cumulative effect
            of change in accounting principle                           (32,520)     (14,534)       (39,243)     (23,889)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                          --           --            496           --
                                                                      ---------    ---------    -----------    ---------

                Net loss                                              $ (32,520)   $ (14,534)   $   (39,739)   $ (23,889)
                                                                      =========    =========    ===========    =========

LOSS PER SHARE, BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE:
       Basic and Diluted                                              $   (1.20)   $   (0.68)   $     (1.50)   $   (1.12)
                                                                      =========    =========    ===========    =========

CUMULATIVE EFFECT OF CHANGE IN  ACCOUNTING
PRINCIPLE PER SHARE                                                   $      --    $      --    $     (0.02)   $      --
                                                                      =========    =========    ===========    =========

LOSS PER SHARE:
       Basic and Diluted                                              $   (1.20)   $   (0.68)   $     (1.52)   $   (1.12)
                                                                      =========    =========    ===========    =========

WEIGHTED AVERAGE SHARES:
       Basic and Diluted                                                 27,022       21,408         26,200       21,404
                                                                      =========    =========    ===========    =========

The accompanying notes are an integral part of these statements.

                EXIDE TECHNOLOGIES AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands)

                                                                      For the Six Months Ended
                                                                      -------------------------
                                                                      September 30,  October 1,
                                                                          2001         2000
                                                                      -------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $ (39,739)   $ (23,889)
     Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities -
          Depreciation and amortization                                    51,107       40,530
          Gain on asset sales                                              (1,391)          --
          Deferred income taxes                                             9,070      (10,218)
          Amortization of original issue discount on notes                  5,742        5,468
          Provision for losses on accounts receivable                       4,304        2,741
          Provision for non-cash restructuring and other                       --       17,700
          Minority interest                                                   269          696
          Amortization of deferred financing costs                          5,278        1,757
          Lion Compact Energy agreement termination                        (8,185)          --
          Debt to equity conversion - non-cash charge                      13,873           --
          Net change from sales of receivables                             (6,406)     122,371
     Changes in assets and liabilities excluding
     effects of acquisitions and divestitures -
          Receivables                                                      51,590      (28,299)
          Inventories                                                       9,342          892
          Prepaid expenses and other                                          137        3,609
          Payables                                                        (32,583)     (19,677)
          Accrued expenses                                                (62,198)     (12,503)
          Noncurrent liabilities                                           (8,872)      (9,085)
          Other, net                                                          693       (7,186)
                                                                        ---------    ---------
               Net cash (used in) provided by operating activities         (7,969)      84,907
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     GNB acquisition, net of cash acquired of $17,098 in fiscal 2001         (965)    (320,902)
     Capital expenditures                                                 (43,570)     (19,845)
     Proceeds from sales of assets                                          4,833        6,353
                                                                        ---------    ---------
               Net cash used in investing activities                      (39,702)    (334,394)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term borrowings, net                                 8,782        5,049
     Borrowings under Global Credit Facilities Agreement                  437,648      310,875
     Repayments under Global Credit Facilities Agreement                 (395,908)    (271,920)
     GNB acquisition debt                                                      --      250,000
     Decrease in other debt                                                (5,053)          --
     Financing costs and other                                             (4,119)     (12,000)
     Dividends paid                                                        (1,051)        (855)
                                                                        ---------    ---------
               Net cash provided by financing activities                   40,299      281,149
                                                                        ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
          CASH EQUIVALENTS                                                    671       (1,157)
                                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (6,701)      30,505
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             23,072       28,110
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  16,371    $  58,615
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for -
               Interest (net of amount capitalized)                     $  60,110    $  47,965
               Income taxes (net of refunds)                            $   2,948    $   3,972

The accompanying notes are an integral part of these statements.

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                      (In thousands, except per-share data)
                                   (Unaudited)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Exide Technologies (the "Company") and all of its majority-owned subsidiaries. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended March 31, 2001 for further information. The financial information contained herein is unaudited.

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

Options to purchase 5,799 and 5,823 shares with exercise prices ranging from $7.75 to $25.875 were outstanding at March 31, 2001 and September 30, 2001, respectively. These options expire in the years 2002 to 2010 and 2002 to 2011, respectively.

The loss per share calculations for fiscal 2002 include the impact of the 4,000 shares issued as part of the GNB acquisition consideration (See Note 7).

Total comprehensive loss and its components are as follows:

                                                     For the Three                For the Six
                                                     Months Ended                Months Ended
                                               --------------------------  --------------------------

                                               September 30,   October 1,  September 30,   October 1,
                                                   2001           2000         2001           2000
                                               -------------   ----------  -------------   ----------
Net loss                                         $ 32,520       $14,534      $ 39,739       $23,889
Cumulative effect of change in
  accounting principle                                 --            --          (541)           --
Change in fair value of cash flow hedges              196            --         4,281            --
Change in cumulative translation adjustment        (9,764)       21,021         1,541        19,567
                                                 --------       -------      --------       -------
Total comprehensive loss                         $ 22,952       $35,555      $ 45,020       $43,456
                                                 ========       =======      ========       =======

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

The adoption of FAS 133 resulted in an income statement charge, reflected as a cumulative effect of change in accounting principle of $496 or $0.02 per diluted share. Also, a cumulative effect adjustment reduced Other Comprehensive Loss by $541. If lead prices remain constant, approximately $1,211 of the amount in Other Comprehensive Loss at September 30, 2001, would be reclassified into earnings during the fiscal year ended March 31, 2002. The Company currently has outstanding lead hedge contracts through April 2002. The change in fair value of cash flow hedges for which the hedged item affects earnings immediately, related to hedge ineffectiveness and of derivatives not qualifying for hedge accounting for the three and six months ended September 30, 2001 was $263 and $538, respectively and was recognized in other expense in the corresponding periods. No cash flow hedges were derecognized or terminated during the period. The fair value of derivative contracts at September 30, 2001 is a liability of $5,669.

(3) ACCOUNTING FOR GOODWILL AND INTANGIBLES

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

The Company adopted FAS 141 and 142 effective April 1, 2001. In adopting FAS 142, the Company no longer amortizes goodwill. The Company recorded $3,535 and $7,090 of goodwill amortization in the three and six month periods ended October 1, 2000 of last year or the equivalent of $0.17 and $0.33 per diluted share, respectively. The Company would have recorded approximately $4,000 and $8,000 of goodwill amortization in the three and six month periods ended September 30, 2001, or the equivalent of $0.15 and $0.31 per diluted share, respectively. The Company's net loss and net loss per share would have

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
been $36,520 and $47,739 and $1.35 and $1.82 per diluted share, respectively, in the three and six month period ended September 30, 2001 had FAS 142 not been adopted.

The Company recorded $38,600 of non-amortizable trademarks and $10,900 of amortizable technology intangibles in GNB's opening balance sheet, which is currently being amortized over 10 years, based on an appraisal of GNB (see Note
7). Related amortization expense of $125 and $250 was recorded in the three and six month periods ended September 30, 2001. The Company expects to record $820 in related amortization expense for fiscal 2002 and $1,120 in each of the next nine fiscal years.

Summarized goodwill activity for the first six months of fiscal 2002 is as follows:

                                                                        Total
                                                                        -----
Goodwill, net at March 31, 2001                                       $ 540,395
   GNB Appraisal Allocation:
       Trademarks                                                       (38,600)
       Technology                                                       (10,900)
   Other GNB final opening balance sheet adjustments, net (a)            46,000
   Currency                                                              13,087
                                                                      ---------

Goodwill, net at September 30, 2001                                   $ 549,982
                                                                      =========

      (a) Primarily related to certain fixed asset writedowns due to planned plant and distribution rationalizations, environmental issues and other acquisition related contingencies.

(4) INVENTORIES

Inventories, valued by the first-in, first-out ("FIFO") method, consist of:

                                        September 30, March 31,
                                            2001        2001
                                            ----        ----

                  Raw materials           $118,574    $108,582
                  Work-in-process           83,657      79,767
                  Finished goods           311,487     323,062
                                          --------    --------

                                          $513,718    $511,411
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

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES

North America

      The Company has been advised by the U.S. Environmental Protection Agency ("EPA") or state agencies that it is a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 89 federally defined Superfund or state equivalent sites (including 16 GNB sites). At 61 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all PRPs that have been identified and are viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

      The Company currently has greater than 50% liability at three Superfund sites. Other than these sites, the Company's allocation exceeds 5% at seven sites for which the Company's share of liability has not been paid as of September 30, 2001. The current allocation at these seven sites averages approximately 22%.

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

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES

While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, management does not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company's long-term business, cash flows, financial condition or results of operations.

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of September 30, 2001 the amount of such reserves on the Company's consolidated balance sheet was $72,509, including $47,004 related to GNB facilities. Of this amount, $55,831 was included in other noncurrent liabilities.

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

The sole remaining "legacy" action is Houlihan v. Exide, brought under a unique California statute, filed December 6, 1999 in the Superior Court for the State of California, County of Los Angeles. In May 2001, the original plaintiff in this action, Thomas M. Mills, purported to assign his "claim" to Ms. Houlihan. On November 9, 2001, the Court approved a settlement that does not require any cash payment to the plaintiff, but instead resolves plaintiff's claims by the issuance of an injunction modeled after the Company's existing settlements with the Attorneys General of Florida, Alabama and Mississippi. As a result, the settlement will not result in any material change to Exide's current business practices. Plaintiff has petitioned the Court for an award of the fees and costs assessed by her attorneys. Exide has vigorously opposed this request. The Court is expected to rule in mid-November, 2001.

Both the Houlihan settlement (including any attorneys' fees and costs that may be awarded by the Court),and the payments required under the Company's recent settlement with the Mississippi Attorney General, are included in the original $13,400 reserve recorded for these "legacy" matters in fiscal 2000.

On March 23, 2001, Exide also reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of former management. Under the terms of that settlement Exide will pay a fine of $27,500 over five years, and agrees to cooperate with the U.S. Attorney in her prosecution of certain members of the former management team. The payment terms are dependent upon the Company's compliance with the plea agreement during the five-year period. The plea agreement has been lodged with the U.S. District Court for the Southern District of Illinois, which may accept or reject the plea agreement. Although the court's decision is not expected until early next year, management does not believe that the final plea agreement will materially differ from the plea agreement reached with the U.S. Attorney.

On March 22, 2001, the U.S. Attorney unsealed the indictments of Arthur M. Hawkins, former Chairman, President & Chief Executive Officer of Exide, Douglas
N. Pearson, the former President, North American Operations of Exide, and Alan
E. Gauthier, the former Chief Financial Officer of Exide, for their conduct during the time they served as officers of Exide. Superseding indictments were unsealed in July, 2001. Exide is

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES
cooperating fully with the U.S. Attorney in the criminal prosecution of these former officers. The trial of the former officers is now scheduled for March, 2002.

Exide is currently involved in litigation with the former members of its management referenced above. One of these cases, Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan ("Hawkins I"), involves a claim by Mr. Hawkins to enforce his separation agreement with Exide and causes of action for violation of ERISA and breach of contract. Exide filed a counterclaim in Hawkins I, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Mr. Hawkins filed a second action in the United States District Court for the Eastern District of Michigan ("Hawkins II") on April 3, 2000, alleging that Exide improperly cancelled without notice 240.406 shares of restricted stock. Exide's answer in Hawkins II denied the substantive allegations. The parties have agreed to seek consolidation of Hawkins I and Hawkins II. At the request of Mr. Hawkins, both actions were stayed January 24, 2001, to allow the criminal action to proceed.

In July, 2001, without otherwise lifting the stay, the Court ordered Exide to pay a portion of Mr. Hawkins' legal fees incurred solely in Hawkins I and Hawkins II. Rather than reserve any future appeal rights Exide may have regarding this decision, Exide agreed to resolve Hawkins' claim in these actions and in various miscellaneous matters, for payments totaling $142. As part of that agreement, Exide withdrew an action it had filed in the Circuit Court of Oakland County, Michigan on related matters.

However, Hawkins and Exide continue to dispute whether Hawkins is entitled to reimbursement of fees and costs associated with the pending criminal indictments in the Southern District of Illinois. In order to pursue his claims, Mr. Hawkins has filed a third action, this time in the Southern District of Illinois ("Hawkins III"), seeking a declaratory judgment that he is entitled to reimbursement of his fees and costs in that matter. Mr. Hawkins has filed a motion for summary judgment on that issue, and Exide has opposed that motion. That motion is currently pending before the Court.

Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings on January 18, 2000. Both cases were stayed at the request of Messrs. Pearson and Gauthier on October 10, 2000, in order to allow the criminal case to proceed.

In April and June 2001, without otherwise lifting the stay, the Court ordered Exide to advance reasonable litigation fees and expenses incurred by Messrs. Gauthier and Pearson in connection with the pending Pennsylvania action, as well as in the pending criminal matter. In compliance with that Order, Exide has thus far reimbursed Messrs. Pearson and Gauthier $1,907, and expects additional charges in the coming months.

The company has filed a claim with its insurers for reimbursement of the amounts paid to Messrs. Hawkins, Pearson and Gauthier, and expects to obtain substantial reimbursement for those amounts.

On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15,000. On November 12, 1999, Sears filed a counterclaim against Exide and a claim

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES
against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. In April 2001, the parties reached a settlement-in-principle which will not require any payments to either party. The parties expect that the final settlement agreement will be lodged with the Court during the third quarter.

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

In July 2001, Pacific Dunlop Holdings (US), Inc. and several of its foreign affiliates (the "Sellers" under the various agreements through which Exide acquired GNB) filed a breach of contract claim against Exide in the Circuit Court for Cook County, Illinois. The Sellers maintain they are entitled to certain additional payments for assets acquired by Exide in its acquisition of GNB. Management does not believe that the Sellers are correct either as to the rights for additional payments asserted by the Sellers or that any additional amounts are owed. In September, 2001, Exide filed a Motion to Dismiss the Complaint in its entirety. The Motion is now fully briefed, and is pending before the Court.

The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES
believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, cash flows or results of operations, although quarterly or annual operating results may be materially affected.

(7) GNB ACQUISITION

On September 29, 2000, the Company acquired the global battery business of Australian-based Pacific Dunlop Limited, including its subsidiary GNB Technologies, Inc. ("GNB"), a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, for consideration of $379,000 (including $344,000 in cash and 4,000 of the Company's common shares) plus assumed liabilities. Pacific Dunlop now holds an approximate 14.6 percent interest in the outstanding shares of common stock of the Company.

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

The acquisition has been accounted for using the purchase method. GNB's results of operations are included in the accompanying consolidated statement of operations since the date of acquisition. GNB's opening balance sheet is included in the accompanying consolidated balance sheets as of September 30, 2001 and March 31, 2001. This allocation is final as of September 30, 2001 and includes the completion of appraisals and the latest assessment of contingencies, including environmental contingencies and restructuring reserves.

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

                                                Q2 Fiscal        Q2 YTD
                                                 2001(a)         2001(b)
                                                ---------      ----------

                                               (unaudited)     (unaudited)
      Net sales .............................   $746,880       $1,445,089
      Net loss ..............................   $(15,578)      $  (40,051)
      Loss per share:
         Basic ..............................   $  (0.61)      $    (1.58)
         Diluted ............................   $  (0.61)      $    (1.58)

      a) Includes the Company's restructuring and other charges (see Note 8) of $18,300, net of tax or $.72 per share.
      b) Includes the Company's restructuring and other charges (see Note 8) of $18,300, net of tax or $.72 per share and GNB restructuring and environmental charges of $13,237, net of tax or $.52 per share (total of $31,537, net of tax or $1.24 per share).

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES

(8) RESTRUCTURING

OPERATIONAL RESTRUCTURING PROGRAM/CAPITAL STRUCTURE REVIEW

The Company is currently developing a long-term operational restructuring plan to generate cost savings, enhance revenues and improve customer service.

The Company has retained Jay Alix & Associates to support its restructuring efforts. Lisa Donahue, a principal at Jay Alix, was named Chief Financial Officer and Chief Restructuring Officer of Exide on October 26, 2001. Additionally, the Company is working with an investment banking firm, The Blackstone Group, to assist management in evaluating its capital structure and related strategic alternatives.

The Company is moving forward with operational changes designed to streamline and rationalize Exide's structure in an effort to simplify the organization and eliminate redundant and/or unneccesary overhead. The Company is working towards reducing its salaried workforce by approximately 20% by the end of fiscal year 2002. The Company will record additional restructuring charges during the rest of fiscal 2002.

OTHER RESTRUCTURING

The Company previously implemented certain restructuring actions as part of an overall program to improve earnings and cash flow, including actions in connection with the GNB acquisition.

The Company recorded restructuring charges of $11,058 in the second quarter of fiscal 2002 for severance related to a work force reduction of 620 jobs, consisting of various salary and hourly positions in our global business units and our corporate headquarters.

The Company recorded restructuring charges aggregating $97,400 in fiscal 2001, including $30,000 in the second quarter of fiscal 2001. The charges consisted of $29,200 in severance costs, $39,509 in asset write-downs and $28,691 in closure costs.

The Company recorded $35,000 in the acquisition accounting for certain fixed asset writedowns due to planned plant and distribution rationalizations in the second quarter of fiscal 2002.

The fiscal 2001 restructuring charges were comprised of:

      o     the closure of an automotive battery plant in the U.S.
      o     workforce reductions at two manufacturing facilities in Europe
      o the reorganization of the Company's European Transportation business sales force
      o     the closing or sale of 27 of the Company's distribution facilities
      o the consolidation of the Company's European accounting activities into a shared services operation
      o the closure of the Maple, Ontario automotive manufacturing operations
      o     the closure of certain branches and offices
      o     severance and other costs for reductions in staff.

The Company also announced the closures of GNB's Dallas, Texas and Dunmore, Pennsylvania facilities as well as the closure of certain GNB distribution centers and sales branches. The Company recorded $28,800 of restructuring reserves for severance and closure costs in the GNB purchase accounting related to these facilities.

The Company recorded restructuring charges of $39,336 in fiscal 2000, consisting of $20,000 in severance benefits and $19,336 for targeted plant and branch closings.

The charges related to the:

      o     closure of the Reading, Pennsylvania plant
      o     closure of six branches in the U.S. and
      o     headcount reductions of 168 employees in the U.S. and Europe.

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES

Summarized restructuring reserve activity for this program is as follows:

                                         Severance      Closure
                                           Costs         Costs           Total
                                         --------       --------       --------

Balance at March 31, 2001                $ 35,553       $ 44,564       $ 80,117
Fiscal 2002 charges to income              10,013          1,045         11,058
Fiscal 2002 charges to GNB
 opening balance sheet                        600            800          1,400
Payments and charge-offs                  (16,075)       (10,475)       (26,550)
Currency changes                            1,446          1,812          3,258
                                         --------       --------       --------

Balance at September 30, 2001            $ 31,537       $ 37,746       $ 69,283
                                         ========       ========       ========

The current portion of this reserve is $44,459 at September, 2001. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES

(9) SEGMENT INFORMATION

The Company operated its battery business within the Industrial and Transportation segments through September 30, 2001. Effective October 1, 2001, the Company now operates in three segments with the previous Industrial segment split between Network Power and Motive Power. Industrial applications include Network Power batteries for telecommunications systems, fuel cell load leveling, electric utilities, railroads, photovoltaic and other critical uninterruptible power supply markets as well as Motive Power batteries for a broad range of equipment uses including lift trucks, mining and other commercial vehicles. Transportation uses include automotive, heavy duty, agricultural, marine and other batteries, as well as new technologies being developed for hybrid vehicles and new 42-volt automobile applications. Intersegment sales are not material.

Selected financial information concerning the Company's reportable segments are as follows:

                              For the Three Months Ended September 30, 2001
                              ---------------------------------------------

                          Industrial  Transportation    Other (a)   Consolidated
                          ----------  --------------    ---------   ------------

Net Sales                 $  230,680  $      393,565    $      --   $    624,245
Gross Profit              $   65,089  $       75,180    $      --   $    140,269
Operating Income          $    8,240  $        9,463    $   5,277   $     22,980

                                For the Three Months Ended October 1, 2000
                              ---------------------------------------------

                          Industrial  Transportation    Other (b)   Consolidated
                          ----------  --------------    ---------   ------------

Net Sales                 $  166,522  $      327,652    $      --   $    494,174
Gross Profit              $   50,735  $       84,668    $      --   $    135,403
Operating Income (loss)   $   14,774  $       (4,361)   $  (4,073)  $      6,340

                               For the Six Months Ended September 30, 2001
                              ---------------------------------------------

                          Industrial  Transportation    Other (a)   Consolidated
                          ----------  --------------    ---------   ------------

Net Sales                 $  483,267  $      772,215    $      --   $  1,255,482
Gross Profit              $  145,274  $      145,090    $      --   $    290,364
Operating Income          $   32,528  $        9,769    $   4,847   $     47,144

                                 For the Six Months Ended October 1, 2000
                              ---------------------------------------------

                          Industrial  Transportation    Other (c)   Consolidated
                          ----------  --------------    ---------   ------------

Net Sales                 $  331,612  $      628,362    $      --   $    959,974
Gross Profit              $  102,100  $      156,741    $      --   $    258,841
Operating Income (loss)   $   27,477  $        3,462    $  (9,754)  $     21,185

      (a) Includes a credit of $8,185 related to the termination of the Lion Compact Energy agreement, offset by restructuring charges of $2,480.
      (b)   Includes $3,555 of goodwill amortization.
      (c)   Includes $7,090 of goodwill amortization.

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES

(10) DEBT ACTIVITY

The Company was not in compliance with certain of its quantitative financial covenants contained in its Senior Secured Global Credit Facility as of September 30, 2001. The Company has secured a related waiver. In accordance with generally accepted accounting principles, the Company has reclassified the long-term portion of this debt, approximately $622,900 at September 30, 2001, to short-term as it is probable the Company will not be in compliance with these covenants in future quarters and has not yet secured a waiver for these quarters. Regarding the December 31, 2001 financial covenants, the Company intends to seek applicable waivers and/or renegotiate these covenants prior to the end of the third quarter. See Note 8 for further discussion.

On September 19, 2001, the Company's shareholders approved the Company's proposal seeking authority for the issuance of up to 20,000 additional common shares to provide the ability to exchange common stock for additional portions of the Company's 2.9% Convertible Senior Subordinated Notes (the "Notes") and/or certain portions of the Company's 10% Senior Notes and 9.125% Senior Notes.

In July 2001, the Company completed debt for equity exchanges where approximately $30,000 face value of the Notes were exchanged for approximately 1,900 shares of common stock. Since these exchanges involved a convertible security, the Company recognized a non-cash charge of $13,873 in the second quarter equivalent to the market value of the shares issued in excess of the original conversion ratio of the Notes. The carrying value of the Notes was $25,539. The Company reduced debt and increased shareholders' equity by $25,539 as a result of the transaction. This transaction was treated as a non-cash financing activity in the accompanying consolidated statement of cash flows.

(11) DIVIDEND SUSPENSION

Exide's Board of Directors has suspended the Company's quarterly common stock dividend of $0.02 per share as of November 8, 2001.

(12) ACCOUNTING FOR RECEIVABLES SALES AGREEMENTS

In September 2000, the FASB issued FAS No. 140 "Accounting for the Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", ("FAS 140") which replaces FAS 125 (of the same title). FAS 140 revises certain standards in the accounting for securitizations and other transfers of financial assets and collateral, and requires certain disclosures relating to securitization transactions and collateral, but it carries over most of FAS 125's provisions. The collateral and disclosure provisions of FAS 140 were effective for the Company's fiscal year-end 2001 financial statements; see the Company's Form 10-K for the fiscal year ended March 31, 2001. The other provisions of this Statement were effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company implemented the revised provisions when effective with no material impact on the consolidated financial statements.

(13) TERMINATION OF LION COMPACT ENERGY AGREEMENT

On September 27, 1999, the Company entered into an agreement to acquire a controlling interest in Lion Compact Energy (LCE), a privately held company conducting research in dual-graphite battery technology. This transaction was accounted for using the purchase method. In conjunction with the LCE acquisition, the Company recorded a $14,262 write-off for purchased research and development costs in fiscal 2000. The purchased in-process research and development had not yet reached technological

                       EXIDE TECHNOLOGIES AND SUBSIDIARIES
feasibility, and the technology had no alternative future use, as of the date of acquisition.

The Company paid $3,500 in cash upon closing in December, 1999 and $2,500 in fiscal 2001. The Company expected to pay $9,000, plus certain royalty fees, over the next several years based upon the performance of LCE and its product development. The Company had the option to reconvey its interest in LCE at any time to the seller during this payment period. The Company exercised this option during the second quarter of fiscal 2002 and recorded a credit of $8,185 equal to the present value of the expected future payments. All prior payments are non-refundable.

(14) FAS 143 & 144

The FASB recently issued FAS No. 143 " Accounting for Asset Retirement Obligations ", ("FAS 143") and FAS No. 144 " Accounting for the Impairment or Disposal of Long-Lived Assets", ("FAS 144"). The Company is required to adopt FAS 143 in the first quarter of fiscal 2004 and FAS 144 in the first quarter of fiscal 2003. The Company is in the process of completing its evaluation of the impact of these statements.

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

Results of Operations

Three months ended September 30, 2001 compared with the three months ended October 1, 2000.

Net sales were $624,245 in the second quarter of fiscal 2002 versus $494,174 in the second quarter of fiscal 2001, due to the inclusion of GNB's operations in fiscal 2002. GNB's net sales in the second quarter of fiscal 2001 were $252,706. The increase resulting from GNB's operations was offset primarily by lower Industrial sales due to weak demand in the telecommunications market. Also, lower Transportation sales resulted from the discontinuance of certain unprofitable aftermarket accounts in North America and lower than expected volume in North America in this year's second quarter due to difficulties in meeting customer orders as plants and product lines continued to be integrated due to the GNB acquisition. Net sales were also negatively impacted by $6,699 due to the weaker Euro.

Industrial battery sales for the second quarter of fiscal 2002 were $230,680 versus $166,522 in the second quarter of fiscal 2001. GNB's net sales in its Industrial business were $110,396 in the second quarter of fiscal 2001. The increase resulting from the inclusion of GNB's operations was offset by weak demand in the Western European and North American telecommunication markets. Currency negatively impacted Industrial net sales by $3,592.

Net sales in the Transportation segment were $393,565 this year versus $327,652 last year. GNB's net sales in its Transportation business were $142,310 in the second quarter of fiscal 2001. The addition of GNB's operations was offset by the discontinuance of certain unprofitable aftermarket accounts in North America and lower than expected volume in North America in this year's second quarter due to difficulties in meeting customer orders. Also, currency unfavorably impacted Transportation net sales by approximately $3,107.

Gross profit was $140,269 in the second quarter of fiscal 2002 versus $135,403 in the second quarter in the prior year. GNB's gross profit was $43,416 in the second quarter of fiscal 2001. The gross profit margin decreased to 22.5% in the second quarter of fiscal 2002 from 27.4% in the second quarter of fiscal 2001 primarily due to the addition of the less profitable GNB Transportation business offset somewhat by the Company's cost reduction programs. Weaker European currencies versus the U.S. dollar impacted gross profit by approximately $1,326.

Industrial battery gross profit was $65,089 this year versus $50,735 last year. GNB's Industrial gross profit was $36,248 in the second quarter of fiscal 2001. The addition of GNB's operations was offset by the lower sales from weak demand in the telecommunications market. Also, gross profit decreased $702 from negative currency impact. Gross margin as a percent of net sales was 28.2% in the current year versus 30.5% last year. The addition of higher margin GNB products was offset by pricing pressures and an unfavorable product mix.

Transportation battery gross profit was $75,180 this year versus $84,668 last year. GNB's gross profit was $7,168 in the second quarter of fiscal 2001. The addition of GNB's operations was offset by lower sales volume and higher production and logistic costs due to plant and product line integration. Also, gross profit decreased due to currency impact of $624. Gross margins were 19.1% in the current year versus 25.8% in the prior year.

Operating Expenses. Operating expenses decreased from $129,063 in fiscal 2001 to $117,289 in fiscal 2002. Included in operating expense is restructuring charges of $30,000 last year and $11,058 this year. GNB had $33,144 of operating expenses in the second quarter of fiscal 2001. Fiscal 2002 operating expenses were favorably impacted by the Company's cost-reduction programs and the elimination of goodwill amortization due to the adoption of FAS 142 "Accounting for Goodwill". Also, weaker European currencies favorably impacted operating expenses by approximately $1,826 in fiscal 2002.

Industrial operating expenses increased from $35,961 in fiscal 2001 to $56,849 in fiscal 2002. Restructuring charges of $5,034 were recorded this year. GNB had $19,007 of Industrial operating expenses in the second quarter of fiscal 2001. Weaker European currencies favorably impacted Industrial operating expenses by $971 in fiscal 2002. Cost reduction measures also favorably impacted these expenses in the current year.

Transportation operating expenses decreased from $89,029 in fiscal 2001 to $65,717 in fiscal 2002. Included in operating expense is restructuring charges of $30,000 last year and $3,544 this year. GNB had $14,096 of Transportation operating expenses in the second quarter of fiscal 2001. Fiscal 2002 Transportation operating expenses were favorably impacted by cost reduction programs. Weaker European currencies favorably impacted Transportation operating expenses in fiscal 2002 by $770.

Non-segment operating expenses were $4,073 in fiscal 2001 versus operating income of $5,277 in fiscal 2002. GNB had $41 of non-segment operating expenses in the second quarter of 2001. Current year operating income includes a gain of $8,185 due to the Lion Compact Energy agreement termination offset by restructuring charges of $2,480. The remaining decrease relates to the elimination of goodwill amortization in fiscal 2002 and the impact of cost reduction programs. Goodwill amortization was $3,535 in the second quarter of fiscal 2001.

Operating income was $22,980, or 3.7% of net sales, versus $6,340, or 1.3% of net sales due to the items discussed above.

Industrial operating income was $8,240, or 3.6% of net sales, this year versus

$14,774, or 8.9% of net sales, last year due to the items discussed above.

Transportation operating income was $9,463, or 2.4% of net sales, this year versus an operating loss of $4,361, or 1.3% of net sales last year due to the items discussed above.

Interest expense increased $7,700 from $25,870 to $33,570 primarily due to additional interest charges related to the GNB acquisition financing.

Other expense, net was $16,702 in the second quarter of fiscal 2002 versus $1,468 in the second quarter of fiscal 2001. The change was primarily due to $13,873 of charges related to debt for equity exchanges in the current year and higher losses on sales of receivables.

In the second quarter of fiscal 2002, an income tax provision of $4,777 was recorded on a loss of $27,292. In fiscal 2001, income tax benefit of $6,811 was recorded on a loss of $20,998. The effective tax rate was (17.5)% and 32.4% in the second quarter of fiscal 2002 and fiscal 2001, respectively. Based on year-to-date results, along with the reduced outlook for the rest of fiscal 2002, the Company recorded in the second quarter of the current year a valuation allowance on the tax benefits generated from losses in certain geographic regions in the first and second quarters of fiscal 2002, primarily domestic losses. As a result, the Company recorded an additional tax provision of approximately $11,522 in the second quarter of the current year. The remaining difference in rates is primarily due to the tax treatment of the debt for equity exchanges and the Lion Compact Energy agreement termination in the current year and the recording of nondeductible goodwill amortization in the prior year.

A net loss of $32,520 in the second quarter of fiscal 2002 versus a net loss of $14,534 in the second quarter of fiscal 2001 resulted from the items discussed above.

Six months ended September 30, 2001 compared with the six months ended October 1, 2000.

Net sales were $1,255,482 for the first six months of fiscal 2002 versus $959,974 for the same period last year, due to the inclusion of GNB's operations in fiscal 2002. GNB's net sales for the first six months of fiscal 2001 were $489,315. The increase resulting from GNB's operations was offset primarily by lower Transportation sales volume due to the discontinuance of certain unprofitable aftermarket accounts in North America and lower Industrial sales due to weak demand in the Western European and North American telecommunication markets. Net sales were also negatively impacted by $29,521 due to the weaker Euro.

Industrial battery sales for the first six months of fiscal 2002 were $483,267 versus $331,612 in the same period last year. GNB's net sales in its Industrial business were $221,794 in the first six months of fiscal 2001. The increase resulting from the inclusion of GNB's operations was offset by the weak demand in the telecommunications market. Currency negatively impacted Industrial net sales by $15,820.

Net sales in the Transportation segment were $772,215 this year versus $628,362 in the same period last year. GNB's net sales in its Transportation business were $267,521 in the first six months of fiscal 2001. The addition of GNB's operations was offset by the discontinuance of certain unprofitable aftermarket accounts in North America and the lower than expected volume in North America in this year's second quarter. Also, currency unfavorably impacted Transportation net sales by approximately $13,702.

Gross profit was $290,364 in the first six months of fiscal 2002 versus $258,841 in the same period last year. GNB's gross profit was $89,155 in the first six months of fiscal 2001. The gross profit margin decreased to 23.1% in the first six months of fiscal 2002 from 27.0% in the first six months of fiscal 2001 primarily due to the addition of the less profitable GNB Transportation business. Weaker European currencies versus the U.S. dollar impacted gross profit by approximately $7,506.

Industrial battery gross profit was $145,274 this year versus $102,100 last year. GNB's Industrial gross profit was $72,935 in the first six months of fiscal 2001. The addition of GNB's operations was offset by lower sales due to weak demand in the telecommunications market, start-up costs at two battery plants and $4,134 in negative currency impact. Gross margin as a percent of net sales was 30.1% in the current year versus 30.8% last year. The addition of higher margin GNB products was offset somewhat by pricing pressure and an unfavorable product mix.

Transportation battery gross profit was $145,090 this year versus $156,741 last year. GNB's gross profit was $16,220 in the first six months of fiscal 2001. The addition of GNB's operations was offset by the lower sales volume and the higher production and logistic costs due to plant and product line integration and a currency impact of $3,372. Gross margins were 18.8% in the current year versus 24.9% in the prior year.

Operating Expenses. Operating expenses increased from $237,656 in fiscal 2001 to $243,220 in fiscal 2002. Included in operating expense is restructuring charges of $30,000 last year and $11,058 this year. GNB had $69,983 of operating expenses in the first six months of fiscal 2001. Fiscal 2002 operating expenses were favorably impacted by the Company's cost-reduction programs and the elimination of goodwill amortization due to the adoption of FAS 142 "Accounting for Goodwill". Also, weaker European currencies favorably impacted operating expenses by approximately $6,988 in fiscal 2002.

Industrial operating expenses increased from $74,623 in fiscal 2001 to $112,746 in fiscal 2002. GNB had $37,611 of Industrial operating expenses in the first six months of fiscal 2001. Also, restructuring charges of $5,034 were recorded this year. Weaker European currencies favorably impacted Industrial operating expenses by $3,832 in fiscal 2002.

Transportation operating expenses decreased from $153,279 in fiscal 2001 to $135,321 in fiscal 2002. GNB had $31,914 of Transportation operating expenses in the first six months of fiscal 2001. Included in operating expense are restructuring charges of $30,000 last year and $3,544 this year. Fiscal 2002 Transportation operating expenses were favorably impacted by cost-reduction programs. Weaker European currencies favorably impacted Transportation operating expenses in fiscal 2002 by $2,877.

Non-segment operating expenses were $9,754 in fiscal 2001 versus operating income of $4,847 in fiscal 2002. GNB had $458 of non-segment operating expenses in the first six months of fiscal 2001. Current year operating income includes a gain of $8,185 due to the Lion Compact Energy agreement termination offset by restructuring charges of $2,480. The remaining decrease relates to the elimination of goodwill amortization in fiscal 2002 and the impact of cost reduction programs. Goodwill amortization was $7,090 in the first six months of fiscal 2001.

Operating income was $47,144, or 3.8% of net sales, versus $21,185, or 2.2% of net sales due to the items discussed above.

Industrial operating income was $32,528, or 6.7% of net sales, this year versus $27,477, or 8.3% of net sales, last year due to the items discussed above.

Transportation operating income was $9,769, or 1.3% of net sales, this year versus $3,462, or 0.6% of net sales last year due to the items discussed above.

Interest expense increased $16,635 from $50,557 to $67,192 primarily due to interest charges related to the GNB acquisition financing.

Other expense, net was $18,184 in the first six months of fiscal 2002 versus $3,831 in the same period last year. The change was primarily due to $13,873 of charges related to debt for equity exchanges in the current year and higher losses on sales of receivables, offset by gains on asset sales of $1,391.

In the first six months of fiscal 2002, an income tax provision of $729 was recorded on a loss of $38,232. In fiscal 2001, an income tax benefit of $10,009 was recorded on a loss of $33,203. The effective tax rate was (1.9)% and 30.1% in the first six months of fiscal 2002 and fiscal 2001, respectively. Based on year-to-date results, along with the reduced outlook for the rest of fiscal 2002, the Company recorded in the second quarter of the current year a valuation allowance on the tax benefits generated from losses in certain geographic regions in the first and second quarters of fiscal 2002, primarily domestic losses. As a result, the Company recorded an additional tax provision of approximately $11,522 in the second quarter of the current year. The remaining difference in rates is primarily due to the tax treatment of the debt for equity exchanges and the Lion Compact Energy agreement termination in the current year and the recording of nondeductible goodwill amortization in the prior year.

A net loss of $39,739 in fiscal 2002 versus a net loss of $23,889 in the same period last year resulted from the items discussed above.

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

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of working capital needs, obligations on indebtedness and capital expenditures. Because of the seasonality of our business, more cash has been typically generated in our third and fourth fiscal quarters than the first and second quarters. Our greatest cash demands from operations have historically occured during the months of June through October. However, less cash is expected to be generated in this year's third quarter than historically experienced due to our lower general sales volume levels. Also, we lost 100% of our Les Schwab account and certain regional business with Wal-Mart due to our previously discussed inability to meet certain customer orders in the second quarter. Total lost volume is estimated to be 1.8 million units annually.

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

The Company was not in compliance with certain of its quantitative financial covenants contained in its Senior Secured Global Credit Facility as of September 30, 2001. The Company has secured a related waiver. In accordance with generally accepted accounting principles, the Company has reclassified the long-term portion of this debt, approximately $622,900 at September 30, 2001, to short-term as it is probable the Company will not be in compliance with these covenants in future quarters and has not yet secured a waiver for these quarters. Regarding the December 31, 2001 financial covenants, the Company intends to seek applicable waivers and/or renegotiate these covenants prior to the end of the third quarter.

Standard & Poor's has downgraded the credit and debt ratings of the Company to "CCC" from "B-minus". It also cut the Company's senior unsecured rating to "CC" from "CCC" and Exide's senior secured bank loan to "CCC" from "B-minus". Exide's subordinated debt rating was lowered to "CC" from "CCC". The Company is currently on S&P's "Credit Watch".

As a result of these downgrades, the counterparty to the Company's domestic receivables sale facility has taken the position that it has the right to terminate such facility. At this point it has not given notice of termination, but instead has put the facility on a daily, rather than monthly, settlement basis. Termination of such facility would require the Company to seek other sources of accounts receivable financing.

The Company is currently developing a long-term operational restructuring plan to generate cost savings, enhance revenues and improve customer service.

The Company has retained Jay Alix & Associates to support its restructuring efforts. Lisa Donahue, a principal at Jay Alix, was named Chief Financial Officer and Chief Restructuring Officer of Exide on October 26, 2001. Additionally, the Company is working with an investment banking firm, The Blackstone Group, to assist management in evaluating its capital structure and related strategic alternatives.

The Company is moving forward with operational changes designed to streamline and rationalize Exide's structure in an effort to simplify the organization and eliminate redundant and/or unneccesary overhead. The Company is working towards reducing its salaried workforce by approximately 20% by the end of fiscal year 2002. The Company will record additional restructuring charges during the rest of fiscal 2002.

Exide's Board of Directors has suspended the Company's quarterly common stock dividend of $0.02 per share as of November 8, 2001.

As reported earnings before interest, taxes, depreciation and amortization (EBITDA), excluding losses on sales of receivables, was $104,061 and $51,039 for this year's first six months and second quarter, respectfully, versus $93,571 and $57,009 in the same periods for the prior year. GNB had EBITDA of $37,522 and $19,505 in the first six months and second quarter of fiscal 2001. Cash flows used in operating activities were $7,969 (net of $6,406 related to the net change from sales of receivables) in the first six months of fiscal 2002. This compares to cash flows provided by operating activities of $84,907 (of which $122,371 related to the net change from sales of receivables) in the same period of fiscal 2001. Primary working capital (inventories plus receivables less accounts payable) at September 30, 2001 was $574,821, as compared to $623,425 at October 1, 2000. Primary working capital year on year decreased $48,604, excluding currency impacts and divestitures.

Capital expenditures were $43,570 and $19,845 in the first six months of fiscal 2002 and fiscal 2001, respectively. Capital expenditures are expected to decline significantly during the rest of fiscal 2002.

The Company generated $48,000 and $80,000 in cash and assumed liabilities from the sale of non-core businesses and other assets in fiscal 2001 and fiscal 2000, respectively. The Company generated $4,833 in cash from the sale of a non-core business in the first six months of fiscal 2002. Proceeds from these sales were primarily used to reduce debt. No significant proceeds from the sale of non-core assets are currently expected during the rest of fiscal 2002.

The Company previously implemented certain restructuring actions as part of an overall program to improve earnings and cash flow, including actions in connection with the GNB acquisition.

The Company recorded restructuring charges of $11,058 in the second quarter of fiscal 2002 for severance related to a work force reduction of 620 jobs, consisting of various salary and hourly positions in our global business units and our corporate headquarters. The Company recorded restructuring charges aggregating $97,400 in fiscal 2001, including $30,000 in the second quarter of fiscal 2001. The charges consisted of $29,200 in severance costs, $39,509 in asset write-downs and $28,691 in closure costs.

The Company recorded $35,000 in the acquisition accounting for certain fixed asset writedowns due to planned plant and distribution rationalizations in the second quarter of fiscal 2002.

The fiscal 2001 restructuring charges were comprised of:

      o     the closure of an automotive battery plant in the U.S.
      o     workforce reductions at two manufacturing facilities in Europe
      o the reorganization of the Company's European Transportation business sales force
      o     the closing or sale of 27 of the Company's distribution facilities
      o the consolidation of the Company's European accounting activities into a shared services operation
      o the closure of the Maple, Ontario automotive manufacturing operations

      o     the closure of certain branches and offices
      o     severance and other costs for reductions in staff.

The Company also announced the closures of GNB's Dallas, Texas and Dunmore, Pennsylvania facilities as well as the closure of certain GNB distribution centers and sales branches. The Company recorded $28,800 of restructuring reserves for severance and closure cost in the GNB purchase accounting related to these facilities.

The Company recorded restructuring charges of $39,336 in fiscal 2000, consisting of $20,000 in severance benefits and $19,336 for targeted plant and branch closings.

The charges related to the:

      o     closure of the Reading, Pennsylvania plant
      o     closure of six branches in the U.S. and
      o     headcount reductions of 168 employees in the U.S. and Europe.

Summarized restructuring reserve activity for this program is as follows:

                                           Severance      Closure
                                             Costs         Costs         Total
                                             -----         -----         -----

Balance at March 31, 2001                  $ 35,553      $ 44,564      $ 80,117
Fiscal 2002 charges to income                10,013         1,045        11,058
Fiscal 2002 charges to GNB
  opening balance sheet                         600           800         1,400
Payments and charge-offs                    (16,075)      (10,475)      (26,550)
Currency changes                              1,446         1,812         3,258
                                           --------      --------      --------

Balance at September 30, 2001              $ 31,537      $ 37,746      $ 69,283
                                           ========      ========      ========

The current portion of this reserve is $44,459 at September 30, 2001. Remaining expenditures will occur over the next several years as permitted under applicable regulations and in accordance with existing contracts.

Total debt at September 30, 2001 was $1,384,597, as compared to $1,347,046 at March 31, 2001. Our availability under our credit line was $23,100 at November 9, 2001. The use of such availability may be limited by certain covenants in the Senior Secured Global Credit Facilities Agreement. Increases in interest rates on such obligations could adversely affect our results of operations and financial condition. Weighted average interest rates on the Company's pre-GNB acquisition Senior Secured Global Credit Facilities Agreement debt increased approximately 1.5% due to the negotiated higher rates in conjunction with the financing for the GNB acquisition. Interest rates on the Global Credit Facilities Agreement is based on LIBOR plus 4.5% for the Term B portion and LIBOR plus 3.75% for the Term A portion and the revolving credit facility.

On September 19, 2001, the shareholders approved the Company's proposal seeking authority for the issuance of up to 20,000 additional common shares to provide the Company the ability to exchange common stock for additional portions of the Company's 2.9% Convertible Senior Subordinated Notes (the "Notes") and/or certain portions of the Company's 10% Senior Notes and 9.125% Senior Notes.

In July 2001, the Company completed debt for equity exchanges where approximately $30,000 face value of the Notes were exchanged for approximately 1,900 shares of common stock. Since these exchanges involve a convertible security, the Company recognized a non-cash charge in the second quarter equivalent to the market value of the shares issued in excess of the original conversion ratio of the Notes of $13,873, including advisory fees. The carrying value of the Notes was $25,539. The Company reduced debt and increased shareholders' equity by $25,539 as a result of the transaction.

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

During the fourth quarter of fiscal 2000 the Company assigned 382,500 French Francs (U.S. $64,500) of its then existing currency and interest rate swap agreement to a new counterparty and received a cash payment of 8,500 Euros. Simultaneously, the Company entered into a new 66,800 Euro (U.S. $64,500) one-year currency and interest rate hedge agreement. The Company terminated this agreement in the second quarter of fiscal 2001 and received a cash payment of 6,200 Euros. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into a new 73,100 Euro (U.S. $64,500) one-year currency and interest rate hedge agreement with this same counterparty. The Company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%. The Euro principal amount is reset quarterly. This swap matures in October 2001 and was replaced with a forward contract.

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

In fiscal 2001, we entered into certain forward contracts and option contracts to hedge the purchase price of lead on a portion of the Company's lead usage being sourced through external purchases. Such contracts are effective through the fourth quarter of fiscal 2002.

On April 1, 2001, the Company adopted FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". See Note 2 for further discussion.

As of September 30, 2001, we have significant net operating loss carryforwards in Europe and in the United States which are available, subject to certain restrictions, to offset future U.S. and certain European countries' taxable income.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks.

There were no significant changes to the quantitative and qualitative market risks as of September 30, 2001. See our Form 10-K for the fiscal year ended March 31, 2001 for this information.

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

The sole remaining "legacy" action is Houlihan v. Exide, brought under a unique California statute, filed December 6, 1999 in the Superior Court for the State of California, County of Los Angeles. In May 2001, the original plaintiff in this action, Thomas M. Mills, purported to assign his "claim" to Ms. Houlihan. On November 9, 2001, the Court approved a settlement that does not require any cash payment to the plaintiff, but instead resolves plaintiff's claims by the issuance of an injunction modeled after the Company's existing settlements with the Attorneys General of Florida, Alabama and Mississippi. As a result, the settlement will not result in any material change to Exide's current business practices. Plaintiff has petitioned the Court for an award of the fees and costs assessed by her attorneys. Exide has vigorously opposed this request. The Court is expected to rule in mid-November, 2001.

Both the Houlihan settlement (including any attorneys' fees and costs that may be awarded by the Court),and the payments required under the Company's recent settlement with the Mississippi Attorney General, are included in the original $13,400 reserve recorded for these "legacy" matters in fiscal 2000.

On March 23, 2001, Exide also reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of former management. Under the terms of that settlement Exide will pay a fine of $27,500 over five years, and agrees to cooperate with the U.S. Attorney in her prosecution of certain members of the former management team. The payment terms are dependent upon the Company's compliance with the plea agreement during the five-year period. The plea agreement has been lodged with the U.S. District Court for the Southern District of Illinois, which may accept or reject the plea agreement. Although the court's decision is not expected until early next year, management does not believe that the final plea agreement will materially differ from the plea agreement reached with the U.S. Attorney.

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

Exide is currently involved in litigation with the former members of its management referenced above. One of these cases, Hawkins v. Exide, filed July 6, 1999 in the U.S. District Court for the Eastern District of Michigan ("Hawkins I"), involves a claim by Mr. Hawkins to enforce his separation agreement with Exide and causes of action for violation of ERISA and breach of contract. Exide filed a counterclaim in Hawkins I, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Mr. Hawkins filed a second action in the United States District Court for the Eastern District of Michigan ("Hawkins II") on April 3, 2000, alleging that Exide improperly cancelled without notice 240.406 shares of restricted stock. Exide's answer in Hawkins II denied the substantive allegations. The parties have agreed to seek consolidation of Hawkins I and Hawkins II. At the request of Mr. Hawkins, both actions were stayed January 24, 2001, to allow the criminal action to proceed.

In July, 2001, without otherwise lifting the stay, the Court ordered Exide to pay a portion of Mr. Hawkins' legal fees incurred solely in Hawkins I and Hawkins II.

Rather than reserve any future appeal rights Exide may have regarding this decision, Exide agreed to resolve Hawkins' claim in these actions and in various miscellaneous matters, for payments totaling $142. As part of that agreement, Exide withdrew an action it had filed in the Circuit Court of Oakland County, Michigan on related matters.

However, Hawkins and Exide continue to dispute whether Hawkins is entitled to reimbursement of fees and costs associated with the pending criminal indictments in the Southern District of Illinois. In order to pursue his claims, Mr. Hawkins has filed a third action, this time in the Southern District of Illinois ("Hawkins III"), seeking a declaratory judgment that he is entitled to reimbursement of his fees and costs in that matter. Mr. Hawkins has filed a motion for summary judgment on that issue, and Exide has opposed that motion. That motion is currently pending before the Court.

Messrs. Gauthier and Pearson have filed actions in the U.S. District Court for the Eastern District of Pennsylvania alleging breach of contract; these actions are respectively titled Gauthier v. Exide and Pearson v. Exide, and were respectively filed on August 17, 1999 and July 9, 1999. Exide has filed counterclaims against Messrs. Gauthier and Pearson as well, asserting fraud, breach of fiduciary duty, misappropriation of corporate assets and civil conspiracy. Pearson v. Exide and Gauthier v. Exide were consolidated for pre-trial proceedings on January 18, 2000. Both cases were stayed at the request of Messrs. Pearson and Gauthier on October 10, 2000, in order to allow the criminal case to proceed.

In April and June 2001, without otherwise lifting the stay, the Court ordered Exide to advance reasonable litigation fees and expenses incurred by Messrs. Gauthier and Pearson in connection with the pending Pennsylvania action, as well as in the pending criminal matter. In compliance with that Order, Exide has thus far reimbursed Messrs. Pearson and Gauthier $1,907, and expects additional charges in the coming months.

The company has filed a claim with its insurers for reimbursement of the amounts paid to Messrs. Hawkins, Pearson and Gauthier, and expects to obtain substantial reimbursement for those amounts.

On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15,000. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. In April 2001, the parties reached a settlement-in-principle which will not require any payments to either party. The parties expect that the final settlement agreement will be lodged with the Court during the third quarter.

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

In July 2001, Pacific Dunlop Holdings (US), Inc. and several of its foreign affiliates (the "Sellers" under the various agreements through which Exide acquired GNB) filed a breach of contract claim against Exide in the Circuit Court for Cook County, Illinois. The Sellers maintain they are entitled to certain additional payments for assets acquired by Exide in its acquisition of GNB. Management does not believe that the Sellers are correct either as to the rights for additional payments asserted by the Sellers or that any additional amounts are owed. In September, 2001, Exide filed a Motion to Dismiss the Complaint in its entirety. The Motion is now fully briefed, and is pending before the Court.

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

Item 2. Changes in Securities and Use of Proceeds.

(a) At the Company's annual meeting of stockholders held September 19, 2001, the stockholders approved the amendment of the Company's certificate of incorporation to increase the total number of authorized shares of common stock from 60 million to 100 million.

(b) Not applicable.

(c) The Company issued shares of its common stock in exchange for the Company's 2.9% Convertible Senior Subordinated Notes due 2005 ("Convertible Notes") pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933 as follows:

                           Face Amount of
 Date of Exchange        Convertible Notes         Number of Shares of      Person With Whom
     Agreement           Acquired/Cancelled        Common Stock Issued*     Exchange Was Made
 ----------------       -------------------        --------------------    -----------------------
July 9, 2001                $10 million                  600,000           Putnam Investment
                                                                           Management, Inc. and
                                                                           related entities
July 12, 2001               $10 million                  602,865           Putnam Investment
                                                                           Management, Inc. and
                                                                           related entities
July 16, 2001                $5 Million                  315,851           Aristeia Capital, L.L.C.
July 17, 2001                $5 Million                  338,621           Jefferies & Company, Inc.

* Includes shares issued for accrued interest on Convertible Notes received. Accrued interest on all such Convertible Notes at the respective date of exchange was approximately $69.

(d) Not applicable.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.

      At the Company's annual meeting of stockholders held September 19, 2001, the stockholders: elected seven directors; approved the issuance of up to 20 million shares of Exide Technologies common stock or securities convertible to common stock to be exchanged for debt securities of Exide Technologies and its subsidiary Exide Holding Europe; and approved the amendment of Exide Technologies certificate of incorporation to increase the total number of authorized shares of common stock from 60 million to 100 million shares.

      The results of the voting were as follows:
      Proposal I: Election of seven directors.

            Director                          For                     Withheld
            --------                          ---                     --------
            Robert A. Lutz                    24,291,482              262,479
            Francois J. Castaing              24,292,771              261,190
            Rodney L. Chadwick                24,292,571              261,390
            John A. James                     24,287,671              266,290
            Heinrich Mayer                    24,292,681              261,280
            Jody G. Miller                    24,292,796              261,165
            Craig H. Muhlhauser               24,292,670              261,291

      Proposal II: Issuance of Common Stock (or Securities Convertible into Common Stock) in exchange for Debt Securities.

            For              Against          Abstained      Broker Non-Votes
            ---              -------          ---------      ----------------
            18,574,735       394,914          22,822         5,561,490

      Proposal III: Increase in number of authorized shares of Common Stock.

            For              Against          Abstained
            ---              -------          ---------
            23,688,204       811,023          57,734

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits.

3.1 Amended and Restated Certificate of Incorporation of the Registrant.

4.1 Second Amendment dated as of October 31, 2001 to the Amended and Restated Credit and Guarantee Agreement, dated as of September 29, 2000 by an among the Registrant, Credit Suisse First Boston, as Sole Bank manager, Joint Lead Arranger and Administrative Agent, Salomon Smith Barney Inc., as Syndication Agent and Joint Lead Arranger, and the lenders party thereto.

4.2 Amendment dated as of September 27, 2001 to the Amended and Restated Receivables Purchase Agreement dated as of September 29, 2000 by and between Exide U.S. Funding Corporation, Exide Technologies and Three Rivers Funding Corporation.

10.1 Executive Employment Agreement with Craig H. Muhlhauser

10.2 Executive Employment Agreement with John R. Van Zile

Reports on Form 8-K. None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

Date: November 14, 2001                 By: /s/ Kenneth S. Pawloski
                                            ------------------------------------

                                            Kenneth S. Pawloski

                                            Vice President, Corporate Controller