Form 10-Q
period 2001-12-31
EXIDE CORP
filed 2002-02-19
CIK 813781

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 1 - 11263

                                _______________

                              EXIDE TECHNOLOGIES
            (Exact Name of Registrant as Specified in Its Charter)



                Delaware                                    23-0552730
     (State or other jurisdiction of                     (I.R.S. Employer)
     incorporation or organization)                     Identification Number)

     210 Carnegie Center, Suite 500                              08540
          Princeton, New Jersey                               (Zip Code)
(Address of principal executive offices)

                                (609) 627-7200
             (Registrant's telephone number, including area code)
                                _______________

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

                              ----------
     As of February 15, 2002, 27,370,402 shares of common stock were
                              ----------
outstanding.

================================================================================

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                 ---------

                                                 PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)                                                                           3

              CONDENSED CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND MARCH 31, 2001                                 3

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND
              DECEMBER 31, 2000                                                                                          4


              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER
              31, 2000                                                                                                   5


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001                                     6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     24

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                                               42

                                                    PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                                                         44

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 47

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                                           47

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       47

ITEM 5.       OTHER INFORMATION                                                                                         47

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                                          47

SIGNATURE                                                                                                               48

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Unaudited, in thousands, except per-share data)

                                                                      December 31,             March 31,
                                                                          2001                    2001
                                                                      ------------             ----------
        ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                            $     38,761             $   23,072
 Receivables, net of allowance for doubtful
     accounts of $49,431 and $33,597, respectively (Note 14)               346,859                429,455
 Inventories (Note 4)                                                      481,814                511,411
 Prepaid expenses and other                                                 25,481                 19,817
 Deferred income taxes                                                      29,637                 28,478
                                                                      ------------             ----------
        Total current assets                                               922,552              1,012,233
                                                                      ------------             ----------
PROPERTY, PLANT AND EQUIPMENT                                              936,304                961,233
 Less-accumulated depreciation                                            (383,059)              (328,298)
                                                                      ------------             ----------
     Property, plant and equipment, net                                    553,245                632,935
                                                                      ------------             ----------

OTHER ASSETS:
 Goodwill, net (Note 3 and 7)                                              434,772                540,395
 Other intangibles, net (Note 7)                                            48,885                    -
 Investments in affiliates                                                   6,363                  5,782
 Deferred financing costs, net                                              13,352                 26,777
 Deferred income taxes                                                      42,509                 40,716
 Other                                                                      51,560                 40,087
                                                                      ------------             ----------
                                                                           597,441                653,757
                                                                      ------------             ----------
        Total assets                                                  $  2,073,238             $2,298,925
                                                                      ============             ==========

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Short-term borrowings (Note 12)                                      $     15,784             $   10,387
 Current maturities of long-term debt (Note 12)                            672,982                 28,117
 Accounts payable                                                          316,386                350,712
 Accrued expenses                                                          397,389                439,399
                                                                      ------------             ----------
        Total current liabilities                                        1,402,541                828,615

LONG-TERM DEBT (Note 12)                                                   717,004              1,308,542
NONCURRENT RETIREMENT OBLIGATIONS                                          168,401                164,447
OTHER NONCURRENT LIABILITIES                                               236,502                235,587
                                                                      ------------             ----------
        Total liabilities                                                2,524,448              2,537,191
                                                                      ------------             ----------

COMMITMENTS AND CONTINGENCIES (Notes 5, 6 and 10)
MINORITY INTEREST                                                           18,703                 18,373
                                                                      ------------             ----------

        STOCKHOLDERS' DEFICIT
Common stock, $.01 par value 100,000 shares authorized;
 27,370 and 25,449 shares issued and outstanding                               274                    255
Additional paid-in capital (Note 12 and 13)                                570,096                531,179
Accumulated deficit                                                       (727,248)              (485,986)
Notes receivable - stock award plan                                           (665)                  (665)
Accumulated other comprehensive loss (Note 1)                             (312,370)              (301,422)
                                                                      ------------             ----------
        Total stockholders' deficit                                       (469,913)              (256,639)
                                                                      ------------             ----------
        Total liabilities and stockholders' deficit                   $  2,073,238             $2,298,925
                                                                      ============             ==========


       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (Unaudited, in thousands, except per-share data)

                                                             For the Three Months Ended            For the Nine Months Ended
                                                           December 31,      December 31,        December 31,      December 31,
                                                               2001              2000                2001              2000
                                                           ------------      ------------        ------------      ------------
NET SALES                                                  $    633,194      $    764,385        $  1,888,677      $  1,724,359

COST OF SALES                                                   511,292           582,089           1,476,037         1,283,222
                                                           ------------      ------------        ------------      ------------
    Gross profit                                                121,902           182,296             412,640           441,137
                                                           ------------      ------------        ------------      ------------

OPERATING EXPENSES:
  Selling, marketing and advertising                             97,351            93,285             260,073           240,415
  General and administrative                                     56,710            40,414             134,709            93,850
  Restructuring and other (Note 9)                               13,626             9,181              24,684            39,181
  Goodwill impairment charge (Note 3)                           105,000                 -             105,000                 -
  Purchased research and development  (Note 15)                       -                 -              (8,185)                -
  Goodwill amortization                                               -             3,780                   -            10,870
                                                           ------------      ------------        ------------      ------------
                                                                272,687           146,660             516,281           384,316
                                                           ------------      ------------        ------------      ------------

    Operating income (loss)                                    (150,785)           35,636            (103,641)           56,821
                                                           ------------      ------------        ------------      ------------

INTEREST EXPENSE, net                                            35,462            34,597             102,654            85,154
OTHER EXPENSE, net                                                5,676            (8,718)             23,861            (4,887)
                                                           ------------      ------------        ------------      ------------

 Income (loss) before income taxes,
     minority interest and cumulative
     effect of change in accounting principle                  (191,923)            9,757            (230,156)          (23,446)

INCOME TAX PROVISION (BENEFIT)                                    8,262             5,279               8,991            (4,730)
                                                           ------------      ------------        ------------      ------------

  Income (loss) before minority interest and
     cumulative effect of change
     in accounting principle                                   (200,185)            4,478            (239,147)          (18,716)

MINORITY INTEREST                                                   286               510                 568             1,205
                                                           ------------      ------------        ------------      ------------

  Net income (loss) before cumulative effect
     of change in accounting principle                         (200,471)            3,968            (239,715)          (19,921)

CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                    -                 -                (496)                -
                                                           ------------      ------------        ------------      ------------

    Net income (loss)                                      $   (200,471)     $      3,968        $   (240,211)     $    (19,921)
                                                           ============      ============        ============      ============

NET  INCOME (LOSS) PER SHARE, BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE (Note 1):
     Basic                                                 $      (7.33)     $       0.16        $      (9.01)     $      (0.88)
                                                           ============      ============        ============      ============
     Diluted                                               $      (7.33)     $       0.15        $      (9.01)     $      (0.88)
                                                           ============      ============        ============      ============
CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE PER SHARE                     $          -      $          -        $      (0.02)     $          -
                                                           ============      ============        ============      ============

NET INCOME (LOSS) PER SHARE (Note 1):
    Basic                                                  $      (7.33)     $       0.16        $      (9.03)     $      (0.88)
                                                           ============      ============        ============      ============
    Diluted                                                $      (7.33)     $       0.15        $      (9.03)     $      (0.88)
                                                           ============      ============        ============      ============
WEIGHTED AVERAGE SHARES (Note 1):
    Basic                                                        27,345            25,470              26,602            22,762
                                                           ============      ============        ============      ============
    Diluted                                                      27,345            26,091              26,602            22,762
                                                           ============      ============        ============      ============

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                      For the Nine Months Ended

                                                                   December 31,       December 31,
                                                                        2001               2000
                                                                  ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $  (240,211)       $   (19,921)
    Adjustments to reconcile net loss to net
       cash provided by operating activities -
          Depreciation and amortization                                  75,763             69,714
          Gain on asset sales                                            (1,391)           (13,000)
          Deferred income taxes                                          (3,340)           (12,467)
          Amortization of original issue discount on notes                8,056              8,225
          Provision for losses on accounts receivable                    22,472              5,777
          Provision for non-cash restructuring and other                 19,191             39,181
          Goodwill impairment charge                                    105,000                  -
          Minority interest                                                 128              1,205
          Amortization of deferred financing costs                       12,534              3,530
          Lion Compact Energy agreement termination                      (8,185)                 -
          Debt to equity conversion-non-cash charge                      13,873                  -
          Net change from sales of receivables                            1,237            161,821
    Changes in assets and liabilities excluding
       effects of acquisitions and divestitures -
          Receivables                                                    58,246            (65,452)
          Inventories                                                    23,641              2,365
          Prepaid expenses and other                                      1,330              1,059
          Payables                                                      (35,936)           (33,957)
          Accrued expenses                                              (58,223)            (9,313)
          Noncurrent liabilities                                          8,169            (21,857)
          Other, net                                                     (1,378)           (26,949)
                                                                  ---------------    ---------------
                  Net cash provided by operating activities                 976             89,961
                                                                  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    GNB acquisition, net of cash acquired $17,098 in fiscal 2001           (965)          (320,902)
    Capital expenditures                                                (53,466)           (38,248)
    Investment in joint venture                                          (1,007)                 -
    Proceeds from sales of assets                                         4,833             36,919
                                                                  ---------------    ---------------
                  Net cash used in investing activities                 (50,605)          (322,231)
                                                                  ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term borrowings                                     5,127                967
    Borrowings under Global Credit Facilities Agreement                 738,138            523,617
    Repayments under Global Credit Facilities Agreement                (664,943)          (491,514)
    GNB acquisition debt                                                      -            250,000
    Decrease in other debt                                               (6,856)                 -
    Financing costs and other                                            (5,489)           (12,000)
    Dividends paid                                                       (1,051)            (1,364)
                                                                  ---------------    ---------------
                  Net cash provided by financing activities              64,926            269,706
                                                                  ---------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
       CASH EQUIVALENTS                                                     392               (988)
                                                                  ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                15,689             36,448
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           23,072             28,110
                                                                  ---------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    38,761        $    64,558
                                                                  ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for -
          Interest (net of amount capitalized)                      $    88,910        $    75,364
          Income taxes (net of refunds)                             $     9,548        $     7,682

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001
                     (In thousands, except per-share data)
                                  (Unaudited)



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

     Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has obtained waivers through April 12, 2002 with respect to noncompliance with certain financial covenants included in its Senior Secured Global Credit Facility (the "Senior Facility"). In connection with securing this waiver, certain additional security interests were provided to the senior lenders. Due to its recent operating losses, cash flow constraints and continued weakness in the Company's business markets, the Company believes it is probable that upon expiration of the waivers, it will not be in compliance with certain financial covenants included in the Company's Senior Facility. (see Note 12) In accordance with generally accepted accounting principles, the Company classified all obligations under the Senior Facility as short-term in the accompanying condensed consolidated financial statements.

     In addition, the counterparty to the Company's $200,000 domestic receivables sale facility has taken the position that it has the right to terminate such facility. At this point it has not given notice of termination, but instead has put the facility on a daily, rather than monthly, settlement basis. Termination of this facility would require the Company to seek other sources of accounts receivable financing. The Company's $175,000 European securitization program expires on June 30, 2002. The Company may not be able to renegotiate the European securitization program on terms acceptable to the Company.

     The matters described above or other unfavorable developments could lead to defaults under the Company's credit arrangements. In the case of default, most if not all of the Company's indebtedness, in addition to the Senior Facility, would become due and payable. If the Company defaults under any of its credit arrangements, it believes it would have limited alternate financing arrangements. Consequently, the Company is currently considering both out-of-court and in-court reorganization plans. These plans may involve a combination of new financing, asset sales, and restructuring initiatives (See Note 8 and 9).

     The ultimate resolution of these matters may result in the realization of assets and satisfaction of liabilities outside the normal course of business.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Earnings Per Share. Basic loss per share ("EPS") is computed using the weighted average number of common shares outstanding for the period while diluted EPS is computed assuming conversion of all dilutive securities such as options and warrants. Other than for the three months ended December 31, 2000 (which had net income and thus included the effects of dilutive securities), there is no difference between basic and diluted EPS in the periods presented since the net loss position causes these options and warrants to be antidilutive.

     Options to purchase 5,799 and 5,229 common shares with exercise prices ranging from $7.75 to $25.875 were outstanding at March 31, 2001 and December 31, 2001, respectively. These options expire in the years 2002 to 2010 and 2002 to 2011, respectively.

     The loss per share calculations include the impact of the 4,000 common shares issued as part of the GNB acquisition consideration from the date of acquisition (See Note 7).

     Other Comprehensive Income. Total comprehensive income (loss) and its components are as follows:



                                                                   For the Three Months Ended       For the Nine Months Ended
                                                             ------------------------------------------------------------------
                                                                 December 31,     December 31,    December 31,     December 31,
                                                                    2001             2000            2001             2000
                                                             -----------------  --------------   -------------    -------------
Net income (loss)                                                  $  (200,471)        $ 3,968      $ (240,211)       $ (19,921)
Cumulative effect of change in accounting principle                          -               -             541                -
Change in fair value of cash flow hedges                                   810               -          (3,471)               -
Change in cumulative
   translation adjustment                                               (6,477)         15,625          (8,018)          (3,942)
                                                             -----------------  --------------   -------------    -------------
Total comprehensive income (loss)                                  $  (206,138)        $19,593      $ (251,159)       $ (23,863)
                                                             =================  ==============   =============    =============



(2)    ACCOUNTING FOR DERIVATIVES

     On April 1, 2001, the Company adopted FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by FAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging
Activities", ("FAS 133") which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as hedging certain interest rates and foreign currency exchange rates. The Company's outstanding derivatives that qualify for hedge accounting are designated as cash flow hedges. The effective portion of changes in the fair value of lead forward contracts are recorded in Accumulated Other Comprehensive Loss until the related purchased lead is charged to earnings. At that time, the effective portion recorded in Accumulated Other Comprehensive Loss is recognized in the income statement. Changes in the fair value of cash flow hedges for which the hedged item affects earnings immediately (foreign currency transaction hedges and interest rate hedges), ineffective portions of changes in the fair value of cash flow hedges and fair value changes on certain derivatives that, despite being utilized to effectively manage the above mentioned activities, do not qualify for hedge accounting, are recognized in earnings immediately.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

The adoption of FAS 133 resulted in an income statement charge, reflected as a cumulative effect of change in accounting principle, of $496 or $0.02 per diluted share. Also, a cumulative effect adjustment reduced Accumulated Other Comprehensive Loss by $541. Approximately $552 of the amount in Accumulated Other Comprehensive Loss at December 31, 2001, would be reclassified into earnings during the fiscal year ended March 31, 2002. The Company currently has outstanding lead hedge contracts through April 2002. The change in fair value of cash flow hedges for which the hedged item affects earnings immediately, related to hedge ineffectiveness and of derivatives not qualifying for hedge accounting (including the cumulative affect of change in accounting principle), for the three and nine months ended December 31, 2001 was $78 and $117, respectively and was recognized in other expense in the corresponding periods. No cash flow hedges were derecognized or terminated during the period. The fair value of derivative contracts at December 31, 2001 is a liability of $3,047.

The following table presents activity relating to other comprehensive income
(loss) for derivative instruments classified as cash flow hedges only:


                                                                        Three Months Ended               Nine Months Ended
                                                                            12/31/2001                      12/31/2001
                                                                  ---------------------------     ----------------------------
Beginning Balance                                                           $(3,740)                         $   541
Additions and revaluations of derivatives designated as
cash flow hedges                                                                  3                           (5,275)
Less: Clearance of hedge results to earnings                                    807                            1,804
                                                                  ---------------------------     ----------------------------
Ending Balance                                                              $(2,930)                         $(2,930)
                                                                  ===========================     ============================


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

The Company adopted FAS 141 and 142 effective April 1, 2001. Upon adoption of FAS 142, the Company no longer amortizes goodwill. The following table reflects net income (loss) adjusted to exclude amortization expense (including any related tax effects) recognized in the periods presented related to goodwill:

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                                                    For the three months                           For the nine months
                                                           ended                                         ended
                                          -----------------------------------------    --------------------------------------------
                                               12/31/01               12/31/00               12/31/01                12/31/00
                                          -------------------     -----------------    --------------------     -------------------
Reported Net Income (Loss)                          $(200,471)            $   3,968               $(240,211)              $ (19,921)
Goodwill Amortization                                       -                 3,780                       -                  10,870
                                          -------------------     -----------------    --------------------     -------------------
Adjusted Net Income (Loss)                          $(200,471)            $   7,748               $(240,211)              $  (9,051)
                                          ===================     =================    ====================     ===================


Basic Earnings Per Share:
Reported Net Income (Loss)                          $   (7.33)            $    0.16               $   (9.03)              $   (0.88)
Goodwill Amortization                                       -                  0.14                       -                    0.48
                                          -------------------     -----------------    --------------------     -------------------
Adjusted Net Income (Loss)                          $   (7.33)            $    0.30               $   (9.03)              $   (0.40)
                                          ===================     =================    ====================     ===================


Diluted Earnings Per Share:
Reported Net Income (Loss)                          $   (7.33)            $    0.15               $   (9.03)              $   (0.88)
Goodwill Amortization                                       -                  0.14                       -                    0.48
                                          -------------------     -----------------    --------------------     -------------------
Adjusted Net Income (Loss)                          $   (7.33)            $    0.29               $   (9.03)              $   (0.40)
                                          ===================     =================    ====================     ===================


Summarized goodwill activity for the first nine months of fiscal 2002 is as follows:

                                                                             Total
                                                                       -----------------
          Goodwill, net at March 31, 2001                                    $ 540,395
          Final GNB Purchase Price Allocation (See Note 7)                      (3,500)
          FAS 142 Impairment                                                  (105,000)
          Currency translation effect                                            2,877
                                                                       -----------------
          Goodwill, net at December 31, 2001                                 $ 434,772
                                                                       =================


In accordance with the requirements of FAS 142, the Company tested goodwill for impairment as a result of changed circumstances during the third quarter of fiscal 2002,including a significant deterioration in the Network Power segment, and the Company's expectation that the current depressed telecommunications market would not recover in the near term. Further, the Company continued developing a five-year business plan and related reorganization efforts (See Notes 8 and 9).

The Company identified an impairment of goodwill within the Network Power segment and recorded a charge of $105,000 in the third quarter of fiscal 2002. The impairment charge was recorded based upon a comparison of the book carrying value of this reporting unit, including goodwill, against the fair value of the reporting unit, estimated using a discounted cash flow model based upon the Company's preliminary five year business plan. The charge represents the Company's current best estimate and will be finalized in the fourth quarter of fiscal 2002.

If the assumptions used in determining the fair value of reporting units change or there is any further significant erosion of business results, such changes could result in additional impairment charges in future periods.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

(4)    INVENTORIES

Inventories, valued by the first-in, first-out ("FIFO") method, consist of:

                                            December 31,        March 31,
                                                2001               2001
                                            ------------       ------------


Raw materials                               $    101,240       $    108,582
Work-in-process                                   80,817             79,767
Finished goods                                   299,757            323,062
                                            ------------       ------------
                                            $    481,814       $    511,411
                                            ============       ============

(5)    ENVIRONMENTAL MATTERS

  The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, releasing, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to the monitoring of employee health. The Company devotes significant resources to attaining and maintaining compliance with environmental and occupational health and safety laws and regulations and does not currently believe that environmental, health or safety compliance issues will have a material adverse effect on the Company's long-term business, financial condition or results of operations. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

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

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

  The Company currently has greater than 50% liability at three Superfund sites. Other than these sites, the Company's allocation exceeds 5% at seven sites for which the Company's share of liability has not been paid as of December 31, 2001. The current allocation at these seven sites averages approximately 22%.

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

  International

  The Company is subject to numerous environmental, health and safety requirements and is exposed to differing degrees of liabilities, compliance costs, and cleanup requirements arising from its past and current activities in various international locations. The laws and regulations applicable to such activities differ from country to country and also substantially differ from U.S. laws and regulations. The Company believes, based upon reports from its foreign subsidiaries and/or independent qualified opinions, that it is in substantial compliance with all material environmental, health and safety requirements in each country.

  The Company expects that its international operations will continue to incur capital and operating expenses in order to maintain compliance with evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country.

  Consolidated

  While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, management does not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company's long-term business, financial condition or results of operations.

  The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. At December 31, 2001 and March 31, 2001 the amount of such reserves were $71,280 and $88,100, respectively. At December 31, 2001, $55,885 of the total reserve was included in other noncurrent liabilities.

  Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

(6)  COMMITMENTS AND CONTINGENCIES

  Former Management Team

  Exide established a $13,400 reserve in fiscal 2000 to cover litigation with respect to allegations that used batteries were sold as new. The Company has now

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
resolved these claims, including the third quarter fiscal 2002 settlement of the sole remaining "legacy" action, Houlihan v. Exide. As a result of the Houlihan settlement, the Company recorded an additional expense in the third quarter of fiscal 2002 of $1,400 for reimbursement of legal fees. At December 31, 2001, there is approximately a $2,500 reserve remaining, representing the Company's estimate of its remaining battery discount under the Houlihan and other "legacy" settlements.

  On March 23, 2001, Exide reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of former management. Under the terms of that settlement Exide agreed to a fine of $27,500 over five years, and agreed to cooperate with the U.S. Attorney in his prosecution of certain members of the former management team. The payment terms are dependent upon the Company's compliance with the plea agreement during the five-year period. Further costs of $1,000 were reserved in the third quarter of fiscal 2002. The plea agreement has been lodged with the U.S. District Court for the Southern District of Illinois, which may accept or reject the plea agreement. Although the court's decision is not expected until February or March, management does not believe that the final plea agreement will materially differ from the plea agreement reached with the U.S. Attorney. The Company reserved $31,000 for this matter, including preliminary estimates of expected costs and out-of-pocket expenses in the first quarter of fiscal 2001. At December 31, 2001, approximately $28,500 of this reserve remains.

  On March 22, 2001, the U.S. Attorney unsealed the indictments of Arthur M. Hawkins, former Chairman, President & Chief Executive Officer of Exide, Douglas
N. Pearson, the former President, North American Operations of Exide, and Alan
E. Gauthier, the former Chief Financial Officer of Exide, for their conduct during the time they served as officers of Exide. Superseding indictments were unsealed in July, 2001. Exide is cooperating fully with the U.S. Attorney in the criminal prosecution of these former officers. The trial of the former officers is now scheduled for March 18, 2002.

  Exide is currently involved in litigation with the former members of its management referenced above. The former management has claims to enforce separation agreement, reimbursements of legal fees, and other contracts, while Exide has filed claims and counterclaims asserting fraud, breach of fiduciary duties, misappropriation of corporate assets and civil conspiracy.

  With respect to these matters, the Company had reserves of $2,100 at December 31, 2001. Payments of approximately $1,900 were made to its former management team in prior quarters which were charged against this reserve.

  The company has filed a claim with its insurers for reimbursement of the amounts paid to its former management team, and expects to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivable for such reimbursements at December 31, 2001.

  On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15,000. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. In April 2001, the parties reached a settlement-in-principle which will not require any payments to either party. The parties have executed a final settlement agreement.

  On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division,

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
against Exide and three of its former officers. JCI alleged that Exide, through Messrs. Hawkins, Gauthier, Pearson and Calio, paid bribes to a Sears employee, Gary Marks, to induce him to award Sears' 1994 battery supply contract to Exide rather than JCI, among other claims. On February 14, 2002, Exide and JCI reached a settlement which requires JCI to withdraw its complaint with prejudice. The settlement does not require any payment or other consideration to JCI.

  Hazardous Materials

  Exide is involved in several lawsuits pending in state and federal courts in South Carolina, Pennsylvania, Indiana, and Tennessee. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage

  In January 2002, the counsel that brought the South Carolina actions filed additional claims, in the Circuit Court for Greenville County, South Carolina. The Company's preliminary review of these claims suggest they are without merit, and the Company plans to vigorously defend itself in these matters. The Company does not believe any reserves are currently warranted for these claims.

  GNB Acquisition

  In July 2001, Pacific Dunlop Holdings (US), Inc. ("PDH") and several of its foreign affiliates (the "Sellers" under the various agreements through which Exide acquired GNB) filed a breach of contract claim against Exide in the Circuit Court for Cook County, Illinois. The Sellers maintain they are entitled to certain additional payments for assets acquired by Exide in the amount of approximately $17,000 in its acquisition of GNB. Management does not believe that the Sellers are correct either as to the rights for additional payments asserted by the Sellers or that any additional amounts are owed. In December, 2001, the Court denied Exide's Motion to Dismiss the Complaint, without prejudice to re-filing the same motion after discovery proceeds. Management remains confident that the claim is without merit.

  In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois, seeking recovery of $3,100 for amounts allegedly owed by Exide under various agreements between the parties. The amounts in question all relate to security for certain workers compensation insurance policies, which cover claims by former GNB employees. Exide's Answer contested the amounts claimed by PDH and include counter-claims against PDH and/or its affiliates.

  Other

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

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

(7)  GNB ACQUISITION

  On September 29, 2000, the Company acquired the global battery business of Australian-based Pacific Dunlop Limited, including its subsidiary GNB Technologies, Inc. ("GNB"), a U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, for consideration of $379,000 (including $344,000 in cash and 4,000 of the Company's common shares) plus assumed liabilities. Pacific Dunlop now holds an approximate 14.6 percent interest in the outstanding shares of common stock of the Company. The 4,000 common shares issued in connection with this acquisition were valued at approximately $9.00 per common share (or $35,000), which was the average price per share of the Company's common stock when the terms of the acquisition were agreed to and announced on May 9, 2000.

  The Company financed the cash portion of the purchase price, including associated fees and expenses, through an additional $250,000 term loan under its existing Senior Facility, and $100,000 of securitized GNB accounts receivables. The Company also issued warrants to acquire 1,286 common shares with an exercise price of $8.99 per share in conjunction with the term loan financing. These warrants are immediately exercisable. The warrants were valued using Black Scholes model with the following assumptions:

          Exercise Price           $8.99 per common share
          Expected Term            5.5 years
          Expected Volatility      34%
          Risk Free Interest Rate  5.92%
          Annual Dividend Yield    0.88%
          Grant Date Stock Price   $9.0625 per common share

  The acquisition has been accounted for using the purchase method. GNB's results of operations are included in the accompanying consolidated statement of operations since the date of acquisition. GNB's opening balance sheet is included in the accompanying consolidated balance sheets as of December 31, 2001 and March 31, 2001. The allocation of purchase price which follows was finalized on September 30, 2001.

          Current Assets                   $362,500
          Property, Plant and Equipment     220,000
          Other Assets                        6,000
          Intangible Assets                  49,500
          Goodwill                           75,000
                                           --------
               Total Assets Acquired        713,000
                                           --------
          Current Liabilities               243,000
          Other Liabilities                  91,000
                                           --------
               Total Liabilities Assumed    334,000
                                           --------
          Net Assets Acquired              $379,000
                                           ========

  The final purchase price allocation (completed on September 30, 2001) reflected the following adjustments from the preliminary allocations included in the Company's consolidated balance sheets since March 31, 2001:

  Identification and valuation of
  intangible Assets:
     Trademarks                                      $ 38,600
     Technology                                        10,900

  Final Adjustments, net                              (46,000)
                                                     --------
  Net Decrease in Goodwill                           $  3,500
                                                     ========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

The final adjustments primarily related to property and plant writedowns due to planned plant and distribution center rationalizations, and final estimates for environmental issues and other contingencies.

  Of the $49,500 of acquired identified intangibles, $38,600 was assigned to trademarks that are not subject to amortization. The remaining $10,900 of acquired identified intangibles have a useful life of 10 years and are technology related.

  Related amortization expense of $365 and $615 was recorded in the three and nine month periods ended December 31, 2001. The Company expects to record $820 in related amortization expense for fiscal 2002 and $1,120 in each of the next nine fiscal years.

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




                                              For Nine Months Ended
                                                December 31, 2000
                                                   (Unaudited)

  Net sales                                        $2,213,674
  Net loss                                         $  (35,837)
  Loss per share:
  Basic                                            $    (1.34)
  Diluted                                          $    (1.34)

These proforma results include the Company's restructuring and other charges (see Note 9) of $23,900, net of tax or $0.89 per share and GNB restructuring and environmental charges of $13,237, net of tax or $0.49 per share. Also, the pro forma results include the charge related to the earnings effect of recording inventory at market value at the time of GNB acquisition of $4,758, net of tax or $0.18 per share and the gain on the sale of the Company's Yuasa Interest of $7,930, net of tax or $0.30 per share.

(8) Operational Reorganization Program/Capital Structure Review

  The Company is currently developing an operational reorganization plan to generate cost savings and enhance liquidity.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

  The Company has retained Jay Alix Services LLC to support its restructuring efforts. A principal at Jay Alix, was named Chief Financial Officer and Chief Restructuring Officer of Exide on October 26, 2001. Additionally, the Company is working with an investment banking firm, The Blackstone Group, to assist management in evaluating its capital structure and related strategic alternatives.

  Current initiatives include development of a five year business plan and targeted short-term plans designed to improve cash management, including reduced spending, rationalization of facilities, utilization and effectiveness of support services and refining material purchasing and overall inventory management. In connection with the inventory management component of the program, during the third quarter of fiscal 2002, the company recorded a charge to writedown excess inventories by approximately $10,000. The charge, which was classified as cost of sales in the accompanying consolidated statement of operations, was necessitated by a preliminary assessment of the Company's five year business plan and updated demand forecasts, continued weakening of the Company's business segments, particularly the telecommunications market and ongoing stock keeping unit (SKU) rationalization.

  To implement the reorganization plan under development, and to fund associated restructuring costs and operating losses, the Company will be required to restructure certain of its outstanding debt and other financing arrangements. In connection with that plan and as a condition to the waiver from its senior lenders, the Company is required to present its preliminary five year business plan to the senior lenders by February 28. (See Notes 1, 12 and 14 for a description of certain debt and financing arrangements). A number of alternatives, including out-of-court and in-court financial restructurings, are being considered in connection with those plans. Management believes that under any restructuring scenario, the Company's common stock would likely be subject to massive dilution as a result of the conversion of debt to equity or otherwise. Moreover, there can be no assurance as to what value, if any, would be as ascribed to the Company's Common Stock in a restructuring. In addition, the Company's senior notes and convertible subordinated notes could suffer substantial impairment in a restructuring. Due to a number of uncertainties, many of which are outside the control of the Company, there can be no assurance that the Company will be able to consummate its operational or financial reorganization plans.

(9) Restructuring

  The Company previously implemented certain restructuring activities as part of an overall program to reduce costs, eliminate excess capacity and improve cash flows, including activities in connection with the GNB acquisition.

Fiscal Year 2002

  In August 2001, the Company announced plans to eliminate 1,300 positions.

  In November 2001, the Company announced further plans to reduce the salaried workforce by approximately 1,100 jobs and recorded a non-cash charge of $5,369 for the writedown of machinery and equipment at the Maple, Ontario manufacturing operation, which will now not be reopened as a Network Power facility, given the continued downturn in the Network Power business and telecommunications market.

  In connection with the second and third quarter fiscal 2002 workforce reduction programs and Maple closure, the Company recorded severance related restructuring charges of $11,058 and $8,257, respectively.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

  The Company is continuing to move forward with operational changes designed to streamline and rationalize Exide's structure in an effort to simplify the organization and eliminate redundant and/or unnecessary overhead. The Company is working towards reducing its salaried workforce by approximately 20% by the end of fiscal year 2002. The Company expects to record additional restructuring charges during the remainder of fiscal 2002.

Fiscal Year 2001

  With respect to historical Exide employees, contracts and facilities, the Company recorded restructuring charges aggregating $97,400 in fiscal 2001. These charges principally resulted from actions taken in connection with the integration of the operations of the Company and GNB, the exiting of certain customer relationships and elimination of combined excess capacity, as well as ongoing cost reduction initiatives worldwide. The charges consisted of $29,200 in severance costs, $39,509 in asset write-downs and $28,691 in closure costs.

The fiscal 2001 restructuring charges comprised the following:

  .  the closure of the Burlington automotive battery plant in the U.S.

  . workforce reductions at the Cwmbran, Wales and Duisburg, Germany manufacturing facilities in Europe

  . the reorganization of the Company's European Transportation business sales and logistics work force, resulting in elimination of approximately 800 positions

  . the closing or sale of 27 of the Company's distribution facilities, principally in North America

  . the consolidation of the Company's European accounting activities into a shared services operation

  .  the closure of the Maple, Ontario automotive manufacturing operations

  .  the closure of certain branches and offices

  .  severance and other costs for reductions in staff.

  GNB Acquisition

  Coincident with the acquisition of GNB, the Company began formalization of restructuring plans involving the closure and rationalization of certain facilities. With respect to acquired GNB employees, contracts and facilities, in fiscal 2001, the Company closed the Dallas, Texas and Dunmore, Pennsylvania facilities, and certain distribution centers and sales branches. The Company included $28,800 of restructuring reserves for severance and closure costs in the GNB purchase accounting allocation for these actions.

  The Company included an additional $35,000 as part of GNB purchase accounting allocation for certain fixed asset writedowns due to planned plant and the recognition of distribution rationalizations in the second quarter of fiscal 2002.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

  During fiscal 2000, the Company recorded restructuring charges of $39,336 consisting of $20,000 in severance benefits and $19,336 for targeted plant and branch closings.

  The charges related to the:

  .  closure of the Reading, Pennsylvania plant

  .  closure of six branches in the U.S. and

  .  headcount reductions of 168 employees in the U.S. and Europe.

  Summary

  Summarized restructuring reserve activity for these programs are as follows:

                                                        Severance Costs     Closure Costs     Asset Writedowns         Total
                                                        ---------------     -------------     ----------------    ---------------
Balance at March 31, 2001.............................  $        35,553     $      44,564     $              -    $        80,117
Fiscal 2002 charges to income.........................           16,597             2,718                5,369             24,684
Fiscal 2002 charges to GNB opening balance sheet......              600               800               35,000             36,400
Payments and charge-offs..............................          (22,865)          (14,337)             (40,369)           (77,571)
Currency changes......................................            1,046             1,412                    -              2,458
                                                        ---------------     -------------     ----------------    ---------------
Balance at December 31, 2001..........................  $        30,931     $      35,157                    -    $        66,088
                                                        ===============     =============     ================    ===============

  The current portion of this reserve is approximately $35,400 at December 31, 2001. Remaining expenditures principally represent (i) severance and related benefits payable, per employee agreement and or regulatory requirements over periods up to three years (ii) severance obligations in dispute with the former management team (iii) lease commitments for certain closed facilitites, branches, and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms, over periods up to five years and (iv) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.

  (10)  Purchase Commitments

  The Company sold its battery separator operations in fiscal 2000 for approximately $47,000, including $26,100 in cash proceeds, to an unrelated party (the "Buyer"). In connection with the sale, the Company entered into a ten-year supply agreement that includes minimum annual purchase commitments, penalty payments if such minimum annual purchase commitments were not met and above market purchase price premiums. The agreement also required adjustment for the minimum annual purchase commitments if the Company acquired any customers of the Buyer during the term of the agreement. The Company recorded a gain on this sale of $9,500 and established a liability related to the adverse supply agreement of $8,500 based on its estimates of future purchases from the Buyer.

  As a result of acquiring GNB, which was a customer of the Buyer, the Company renegotiated the supply agreement. Under the renegotiated terms and based on the Company's estimates of its purchases from the Buyer given the Company's plan to

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
integrate GNB, the Company recorded a charge of $29,000 to cost of sales in the fourth quarter of fiscal 2001.

  Based on recent development of our preliminary five year business plan, the Company revised its unit volume outlook. This revision increased its expected liability related to the minimum annual purchase commitments to a total of $53,400 for the remaining eight years of this supply agreement. This resulted in recognition of an additional charge to cost of sales of $15,500 in the third quarter of fiscal 2002.

  (11)  SEGMENT INFORMATION

  Beginning October 1, 2001, the Company changed its organizational structure such that operations are managed and reported in three segments: Transportation, Motive Power and Network Power. The Company previously operated its battery business within the Transportation and Industrial segments through September 30, 2001. The previous Industrial segment was split between Network Power and Motive Power. Network Power applications include batteries for telecommunications systems, fuel cell load leveling, electric utilities, railroads, photovoltaic and other critical uninterruptible power supply markets. Motive Power applications include batteries for a broad range of equipment uses including lift trucks, mining and other commercial vehicles. Transportation uses include automotive, heavy duty, agricultural, marine and other batteries, as well as new technologies being developed for hybrid vehicles and new 42-volt automobile applications. Intersegment sales are not material.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

  Selected financial information concerning the Company's reportable segments are as follows:

                                                                   For the Three Months Ended December 31, 2001
                                                                   --------------------------------------------

                                               Transportation           Motive Power      Network Power   Other (a)   Consolidated
                                               --------------           ------------      -------------   ---------   ------------
Net sales                                          $  408,440               $120,417      $     104,337    $      -     $  633,194
Gross profit                                           69,890                 31,637             20,375           -        121,902
Operating income (loss)                               (15,566)                 1,148           (121,686)    (14,681)      (150,785)

                                                                   For the Three Months Ended December 31, 2000
                                                                   --------------------------------------------

                                               Transportation           Motive Power      Network Power   Other (b)   Consolidated
                                               --------------           ------------      -------------   ---------   ------------
Net sales                                          $  476,460               $127,206      $     160,719    $      -     $  764,385
Gross profit                                           98,568                 36,212             47,516           -        182,296
Operating income (loss)                                22,701                  4,943             18,548     (10,556)        35,636

                                                                   For the Nine Months Ended December 31, 2001
                                                                   -------------------------------------------

                                               Transportation           Motive Power      Network Power   Other (c)   Consolidated
                                               --------------           ------------      -------------   ---------   ------------
Net sales                                          $1,180,655               $362,316      $     345,706    $      -     $1,888,677
Gross profit                                          214,980                100,558             97,102           -        412,640
Operating income (loss)                                (5,798)                12,914           (100,922)     (9,835)      (103,641)

                                                                   For the Nine Months Ended December 31, 2000
                                                                   -------------------------------------------

                                               Transportation           Motive Power      Network Power   Other (d)   Consolidated
                                               --------------           ------------      ------------    ---------   ------------
Net sales                                          $1,104,822               $313,289      $    306,248     $      -     $1,724,359
Gross profit                                          255,309                 97,969            87,859            -        441,137
Operating income (loss)                                26,163                 22,459            28,509      (20,310)        56,821

(a) Includes corporate expenses associated with the operational restructuring, capital structure review and strategic sourcing initiatives.

(b) Includes $3,780 of goodwill amortization.

(c) Includes a credit of $8,185 related to the termination of the Lion Compact Energy agreement (See Note 15), offset by corporate expenses associated with the operational restructuring, capital structure review and strategic sourcing initiatives.

(d) Includes $10,870 of goodwill amortization.


(12)   DEBT ACTIVITY

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

     Total debt at December 31, 2001 was $1,405,770, as compared to $1,347,046 at March 31, 2001. Total debt comprised the following:

                                                                                          December 31,             March 31,
                                                                                              2001                   2001
                                                                                          ------------            ----------
Senior Secured Global Credit Facilities Agreement                                         $    669,651            $  587,432
9.125% Senior Notes (Deutsche Mark Denominated, due April 15, 2004)                             79,616                78,589
10% Senior Notes, due April 15, 2005                                                           300,000               300,000
Convertible Senior Subordinated Notes, due December 15, 2005                                   317,992               337,011
Other (1)                                                                                       22,727                33,627
Short-term borrowings (2)                                                                       15,784                10,387
                                                                                          ------------            ----------
                                                                                          $  1,405,770            $1,347,046
                                                                                          ============            ==========


Current maturities (included in total debt above)                                         $    688,766            $   38,504
                                                                                          ============            ==========

(1)  includes capital lease obligations, and other loans

(2) includes various operating lines of credit and working capital facilities maintained by certain of the Company's non-US subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities are typically for one-year receivable terms.


     On January 4, 2002, the Company secured a waiver from its senior lenders through April 12, 2002 of certain covenants contained in its Senior Facility.
In connection with securing this waiver, certain additional security interests were provided to the senior lenders. In accordance with generally accepted accounting principles, the Company classified the long-term portion of this debt, approximately $669,651 at December 31, 2001, as short-term as it is probable the Company will not be in compliance with these covenants after expiration of the waivers. In addition, the Company accelerated amortization of Senior Facility debt acquisition costs such that all such costs will be amortized by April 2002. This acceleration results in additional amortization expense of approximately $6,300 in the third and fourth quarters of fiscal 2002. See Notes (8) and (9) for further discussion of the Company's reorganization and capital structure review.

     In July 2001, the Company completed debt-for-equity exchanges whereby approximately $30,000 face value of the Notes were exchanged for approximately 1,900 shares of common stock. Since these exchanges involved a convertible security, the Company recognized a non-cash charge of $13,873 in the second quarter equivalent to the market value of the shares issued in excess of the original conversion ratio of the Notes. The non-cash charge was included in the "Other(income)expense" line of the consolidated statement of operations. The carrying value of the Notes was $25,539. The Company reduced debt and increased shareholders' equity by $25,539 as a result of the transaction. This transaction was treated as a non-cash financing activity in the accompanying consolidated statement of cash flows.


(13)    DIVIDEND SUSPENSION

        Exide's Board of Directors has suspended the Company's quarterly common stock dividend of $0.02 per share as of November 8, 2001.


(14)    ACCOUNTING FOR RECEIVABLES SALES AGREEMENTS

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

In addition, the counterparty to the Company's domestic receivables sale facility has taken the position that it has the right to terminate such facility. At this point it has not given notice of termination, but instead has put the facility on a daily, rather than monthly, settlement basis. Termination of this facility would require the Company to seek other sources of accounts receivable financing. The Company's $175,000 European securitization program expires on June 30, 2002. The Company may not be able to renegotiate the European securitization program on terms acceptable to the Company.

(15) TERMINATION OF LION COMPACT ENERGY AGREEMENT

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

     The Company paid $3,500 in cash upon closing in December, 1999 and $2,500 in fiscal 2001. The Company expected to pay $9,000, plus certain royalty fees, over the next several years based upon the performance of LCE and its product development. The Company had the option to reconvey its interest in LCE at any time to the seller during this payment period. The Company exercised this option during the second quarter of fiscal 2002 and recorded a credit of $8,185 equal to the present value of the expected future payments. All prior payments were non-refundable.


(16)  FAS 143 and 144

     The Financial Accounting Standards Board recently issued FAS No. 143 "Accounting for Asset Retirement Obligations", ("FAS 143") and FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("FAS
144"). FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is required to adopt FAS 143 on April 1, 2003. The provisions of FAS 143 addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and requires companies to record an asset and related liability for the cost associated with the retirement of long-lived tangible assets if a legal liability to retire the asset exists.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

      FAS 144 is effective for financial statement for fiscal years beginning after December 15, 2001. The Company will adopt FAS 144 on April 1, 2002. FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121 and the accounting and reporting provisions of the Accounting Principles Board ("APB") Opinion No. 30. FAS 144 retains the basic principles of FAS 121 for long lived assets to be disposed of by sale or held and used and broadens discontinued operations presentation to include a component of an entity that is held for sale or that has been disposed of.

      The Company is in the process of completing its evaluation of the impact of these statements.

(17)  NYSE DELISTING

      New York Stock Exchange (NYSE) notified the Company that its common stock was de-listed prior to the opening on February 15, 2002 due to the Company's inability to satisfy the NYSE's continued listing standards. The Company's common stock commenced trading on the OTC Bulletin Board on February 15, 2002 under the symbol "EXDT."

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Factors Which Affect Our Financial Performance

  Competition. The global Transportation, Motive Power and Network Power battery markets, particularly in North America and Europe, are highly competitive. In recent years, competition has continued to intensify and we continue to come under increasing pressure for price reductions. This competition has been exacerbated by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting our European markets.

  Exchange Rates. We are exposed to foreign currency risk in most European countries, principally Germany, France, the United Kingdom, Spain, and Italy. We are also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of our non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. Our results for the periods presented herein were adversely impacted by the overall weakness in European currencies.

  Markets. We are subject to concentrations of customers and sales in a few geographic locations and are dependent on customers in certain industries, including the automotive, telecommunications, and material handling markets. Economic difficulties experienced in these markets and geographic locations have and continue to impact our financial results.

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

Critical Accounting Policies and Estimates

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, and bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We continually assess the adequacy of the reserves for doubtful accounts. If the financial condition of our customers were to deteriorate, impairing their ability to make payments, additional allowances may be required. The Company has several customers with significant receivable balances. If these customers are unable to pay amounts due it would require significant increases to the allowance for doubtful accounts reserve and could have a material adverse effect on the Company's results and liquidity. We are also subject to concentrations of customers and sales to a few geographic locations, which may also impact the collectability of certain receivables. If economic or political conditions were to change in the countries where we do business, it could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivable. Further, we are dependent on customers in certain industries, including the automotive and telecommunications markets. Economic difficulties experienced in those markets could have a significant impact on the results of our operations, and our ability to realize the full value of our accounts receivables.

     Inventory Reserves. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the third quarter of fiscal 2002 we began a company-wide effort to reduce inventory levels. Based on our preliminary findings, we determined we will not recover the carrying costs of certain of this excess inventory. This excess inventory has been written down to its recoverable value. As this effort continues we may determine that actual recoveries differ from those estimated.

     Valuation of Long-lived Assets. The Company's long-lived assets include property, plant and equipment, goodwill and identified intangible assets. Long-lived assets (other than goodwill and indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of the goodwill and identified intangible assets are based upon our estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, we may be required to record impairment charges in accordance with FAS 142 (for goodwill and indefinite-lived intangibles) and FAS 121 (for definite-lived intangibles). An erosion of future business results in any of the business units could create impairment in goodwill or other long-lived assets and require a significant write down in future periods.

     Deferred Taxes. The Company records a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that it would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

     Warranty Reserves. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including independent testing of products performance and compliance to ratings, our warranty obligation is affected by product failure rates and customers' in-store return policies and procedures. Should actual product return rates differ from Exide's estimates, revisions to the estimated warranty reserves would be required.

     Environmental Reserves. The Company is subject to numerous environmental laws and regulations in all the countries in which it operates. In addition, we can be held liable for investigation and clean up of sites impacted by our past operating activities. In certain countries including the United States we maintain reserves for the reasonable cost of addressing these liabilities. These estimates are determined through a combination of methods, including outside estimates of likely expense and our extensive experience in the management of these matters.

     Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional charges are possible. Also future findings or changes in estimates could result in either an increase or decrease in the reserves.

     Purchase Commitments. The Company has a ten-year supply agreement to purchase its worldwide battery separator needs. This agreement includes minimum annual purchase level commitments and purchase prices in excess of market. We currently have a reserve for the incremental purchase requirements over the remaining life of the agreement in excess of our projected requirements. Whenever there is a significant change in our unit volume outlook this reserve will be adjusted.

     Litigation. The Company has legal contingencies that have a high degree of uncertainty. When a contingency becomes probable and estimable a reserve is established. Numerous allegations have been made against the Company claiming bodily harm as a result of exposure to hazardous materials used in the manufacture of batteries. In addition, in connection with the acquisition of GNB, certain purchase price disputes are outstanding. The Company believes that liabilities for these matters are neither probable nor estimable. Therefore no reserves have been established. If these matters are resolved at a cost different than the Company's current estimates, they could have a significant impact on the Company's future results and liquidity.

     Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     The Company has obtained waivers through April 12, 2002 with respect to noncompliance with certain financial covenants included in its Senior Secured Global Credit Facility (the "Senior Facility"). In connection with securing this waiver, certain additional security interests were provided to the senior lenders. Due to its recent operating losses, cash flow constraints and continued weakness in the Company's business markets, the Company believes it is probable that upon expiration of the waivers, it will not be in compliance with certain financial covenants included in the Company's Senior Facility (see Note 12). In accordance with generally accepted accounting principles, the Company classified all obligations under the Senior Facility as short-term in the accompanying condensed consolidated financial statements.

     In addition, the counterparty to the Company's domestic receivables sale facility has taken the position that it has the right to terminate such facility. At this point it has not given notice of termination, but instead has put the facility on a daily, rather than monthly, settlement basis. Termination of this facility would require the Company to seek other sources of accounts receivable financing. The Company's $175,000 European securitization program expires on June

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001
                     (In thousands, except per-share data)
                                  (Unaudited)

30, 2002. The Company may not be able to renegotiate the European securitization program on terms acceptable to the Company.

     The matters described above or other unfavorable developments could lead to defaults under the Company's credit arrangements. In the case of default, most if not all of the Company's indebtedness, in addition to the Senior Facility, would become due and payable. If the Company defaults under any of its credit arrangements, it believes it would have limited alternate financing arrangements. Consequently, the Company is currently considering both out-of-court and in-court reorganization plans. These plans may involve a combination of new financing, asset sales, and restructuring initiatives (See Note 8 and 9).

  The ultimate resolution of these matters may result in the realization of assets and satisfaction of liabilities outside the normal course of business.


Results of Operations

Overview.

Net loss for the third quarter of fiscal 2002 was ($200,471), or ($7.33) per diluted share versus net income of $3,968, or $0.15 per diluted share last year. Net loss for the nine months ended December 31, 2001 was ($240,211) or ($9.03) per diluted share versus net loss of ($19,921) or $(0.88) per diluted share last year. Included in the consolidated net loss for the quarter ended December 31, 2001 is a non-cash charge of $105,000 for goodwill impairment resulting from our evaluation of third quarter results for the Network Power business and our expectations that the current depressed telecommunication markets will not recover to fiscal year 2001 levels.

 Three months ended December 31, 2001 compared with the three months ended December 31, 2000.

  Net Sales

  Net sales were $633,194 in the third quarter of fiscal 2002 versus $764,385 in the third quarter of fiscal 2001. The decrease in net sales was due to sales declines in all three of the Company's business segments. Currency positively impacted net sales by $7,213.

  Net sales in the Transportation segment were $408,440 in the third quarter of fiscal 2002 versus $476,460 in the third quarter of fiscal 2001. Transportation revenues in North America declined due to reduced unit volumes caused by the following events: 1) Our decision to discontinue certain less profitable aftermarket accounts in North America, which impacted sales volumes beginning in the first quarter of fiscal 2002; 2) Volume losses attributable to difficulties in meeting certain second quarter customer orders as plants and product lines continued to be integrated due to the GNB acquisition which culminated with certain customers switching all or a portion of their requirements to other suppliers; 3) Unseasonably mild weather throughout North America that negatively impacted consumer demand; 4) Two battery retailers, Kmart and Quality Stores are experiencing financial difficulties that negatively impacted their order volumes; and 5) The general downturn in the economy extenuated by the September 11th crisis.

  Motive Power sales for the third quarter of fiscal 2002 were $120,417 versus $127,206 in the third quarter of fiscal 2001. The decrease was due to general softness in the overall economies in Motive Power's two major markets: The United States and Western Europe.

     Network Power sales for the third quarter of fiscal 2002 were $104,337 versus $160,719 in the third quarter of fiscal 2001. The lower sales volumes were a direct result of the significantly weaker telecommunications markets.

     Gross Profit

     Gross profit was $121,902 in the third quarter of fiscal 2002 versus $182,296 in the third quarter in the prior year. The gross profit margin decreased to 19.3% in the third quarter of fiscal 2002 from 23.8% in the third quarter of fiscal 2001, primarily due to the lower sales volumes and higher operating costs. Gross profit was also negatively impacted by a charge of $15,500 related to the increased reserves for purchase commitments(see Note 10) and a charge to writedown excess inventories by approximately $10,000 recorded as a result of the Company's ongoing reorganization efforts (see Notes 8 and 9).

  Further explanation of these charges are detailed in the analysis of the gross profit variances for each business segment. Stronger European currencies versus the U.S. dollar impacted gross profit by approximately $2,362.

  Transportation gross profit was $69,890 in the third quarter versus $98,568 last year. Lower North American sales volumes combined with a planned reduction in the production schedule in the last month of the quarter to bring inventory levels in balance with expected future demand resulted in higher operating costs. Gross profit was further reduced by the $15,500 charge to costs of sales to increase reserves for purchase commitments (See Note 10) and a charge to writedown excess inventories by approximately $3,000 from ongoing inventory rationalization efforts. Gross margins were 17.1% in the current year versus 20.7% in the prior year. We expect that fourth quarter gross profit margins will also be negatively impacted as we further reduce our North American production schedules to bring inventories in balance with projected demand for the first quarter of fiscal 2003.

  Motive Power gross profit was $31,637 this quarter versus $36,212 in the same quarter last year. The decrease was due to lower sales volumes, an unfavorable sales mix (smaller size battery systems) and higher production costs related to under-absorption of fixed overheads. Gross profit was further reduced by an approximate $4,000 charge to writedown excess inventories in connection with our company-wide program to significantly reduce inventories. Gross margin as a percent of net sales was 26.3% in the current year versus 28.5% last year. We expect that fourth quarter gross profit margins will also be negatively impacted as we further reduce our production schedules to bring inventories in balance with projected demand for the first quarter of fiscal 2003.

  Network Power gross profit was $20,375 this quarter versus $47,516 in the same quarter last year. The decrease was due to significantly weaker demand in the telecommunications market and higher production costs related to under-absorption of fixed overheads. In addition, the production schedule was reduced in the third quarter of fiscal 2002 to reduce on hand finished goods inventories. Gross profit margins were also negatively impacted by changes in sales mix and reduced sales of our higher margin 2volt cells, and inventory related charges of $3,000 to writedown excess inventories in connection with our company-wide program to significantly reduce inventories and a $2,200 charge to write-off inventory in our operation in China. Gross margin as a percent of net sales was 19.5% in the current year versus 29.6% last year. We expect that fourth quarter gross profit margins will continue to be negatively impacted as we further reduce our production schedules to bring inventories in balance with projected demand for the first quarter of fiscal 2003.

  Operating Expenses. Operating expenses increased from $146,660 in fiscal 2001 to $272,687 in fiscal 2002. Included in operating expense are restructuring charges of $9,181 last year and $13,626 this year. Fiscal 2002 operating expenses were negatively impacted by the goodwill impairment of Network Power by $105,000. Fiscal 2002 operating expenses were favorably impacted by the Company's cost-reduction programs and the elimination of goodwill amortization due to the adoption of FAS 142 "Goodwill and Other Intangible Assets". Also, stronger European currencies unfavorably impacted operating expenses by approximately $1,240 in fiscal 2002.

  Transportation operating expenses increased from $75,867 in fiscal 2001 to $85,456 in fiscal 2002. The increase was principally attributed to a $12,600 bad debt provision on our pre-petition outstanding receivable as a result of Kmart's Chapter 11 bankruptcy filing in January 2002 and currency exchange losses in our Canadian operation caused by the weak Canadian dollar. Operating expenses were favorably impacted by headcount reductions taken over the past twelve months including the actions announced in the second and third quarters of fiscal 2002.

  Motive Power operating expenses decreased slightly from $31,269 in fiscal 2001 to $30,489 in fiscal 2002, principally from headcount reductions taken over the past twelve months including the actions announced in the second and third quarters of fiscal 2002.

  Network Power operating expenses increased from $28,968 in fiscal 2001 to $142,061 in fiscal 2002. Fiscal 2002 Network Power operating expenses include the goodwill impairment charge of $105,000. Operating expenses are otherwise higher due to a provision for bad debts related to our operations in China of $3,400, with certain of our customers in China have recently experienced financial setbacks with the global slowdown of the telecommunications markets.

  Unallocated operating expenses were $10,556 in fiscal 2001 versus of $14,682 in fiscal 2002. The increase is due primarily to the expenses related to the Company's operational restructuring programs and capital structure review partially offset by the elimination of goodwill amortization in the current period versus goodwill amortization of $3,780 in the third quarter of fiscal 2001.

  Operating loss was $150,785, or (23.8)% of net sales in fiscal 2002 third quarter, versus operating income of $35,636, or 4.7% of net sales due to the items discussed above.

  Transportation operating loss was $15,566, or (3.8)% of net sales this year, versus operating income of $22,701, or 4.8% of net sales last year, due to the items discussed above.

  Motive Power operating income was $1,148, or 1.0% of net sales this year, versus $4,943, or 3.9% of net sales last year, due to the items discussed above.

  Network Power operating loss was $121,686, or (116.6)% of net sales this year, versus operating income of $18,548, or 11.5% of net sales last year, due to the items discussed above.

  Interest expense, net increased $865 from $34,597 in fiscal 2001 to $35,462 in fiscal 2002. The increase in interest expense is principally attributed to accelerated amortization of deferred financing fees of $4,900 recognized during the third quarter of fiscal year 2002, partially offset by lower average interest rates. The additional amortization was a result of the Company on January 4, 2002, securing a waiver from its senior lenders through April 12, 2002 of certain covenants contained in its Senior Secured Global Credit Facility. As a result, the company has shortened the amortization period to coincide with the expiration of the waiver.

  Other expense, net was $5,676 in the third quarter of fiscal 2002 versus other income, net of $8,718 in the third quarter of fiscal 2001. The change was primarily due to other income in the prior year including a gain of $13,000 from the sale of an equity affiliate, refinancing costs incurred in connection with debt waivers obtained in the current year and higher losses on sales of receivables.

  In the third quarter of fiscal 2002, an income tax provision of $8,262 was recorded on a loss of $191,923. In fiscal 2001, income tax provision of $5,279 was recorded on income of $9,757. The effective tax rate was (4.3)% and 54.0% in the third quarter of fiscal 2002 and fiscal 2001, respectively.

  The effective tax rate for the third quarter of fiscal year 2002 was impacted by recognition of valuation allowances on tax benefits generated from current period loses, in both the United States and certain international regions, as well as the nondeductibility of the Network Power goodwill impairment charge.

  A net loss of $200,471 in the third quarter of fiscal 2002 versus net income of $3,968 in the third quarter of fiscal 2001 resulted from the items discussed above.

 Nine months ended December 31, 2001 compared with the nine months ended December 31, 2000.

  Net Sales

  Net sales were $1,888,677 for the first nine months of fiscal 2002 versus $1,724,359 for the same period last year, due to the inclusion of GNB's operations in fiscal 2002. GNB's net sales for the first six months of fiscal 2001 were $489,315. This increase resulting from GNB's operations was offset primarily by lower sales volumes in all three of the Company's business segments. Net sales were also negatively impacted by $22,308 due to the weaker Euro.

  Transportation net sales were $1,180,655 for the first nine months this year versus $1,104,822 in the same period last year. The increase is due to the inclusion of GNB's operations in fiscal 2002. GNB's net sales for the first six months of fiscal 2001 was $267,521. The increase resulting from GNB's operations was offset primarily by lower sales volume in North America due to reduced unit volumes caused by the following events: 1) Our decision to discontinue certain less profitable aftermarket accounts in North America, which impacted sales volumes beginning in the first quarter of fiscal 2001; 2) Volume losses attributable to difficulties in meeting certain second quarter customer orders as plants and product lines continued to be integrated due to the GNB acquisition which culminated with certain customers switching all or a portion of their requirements to other suppliers; 3) Unseasonably mild weather throughout North America that negatively impacted consumer demand; 4) Two battery retailers, Kmart and Quality Stores are experiencing financial difficulties that negatively impacted their order volumes; and 5) The general downturn in the economy extenuated by the September 11th crisis.

  Motive Power sales for the first nine months of fiscal 2002 were $362,316 versus $313,289 in the same period last year. GNB's net sales for the first six months of fiscal 2001 was $74,302. The increase is due to the inclusion of GNB's operations in fiscal 2002. The increase resulting from the GNB acquisition was offset by lower sales volumes due to the general softness in the overall economies in Motive Power's two major markets: The United States and Western Europe.

     Network Power sales for the nine months of fiscal 2002 were $345,706 versus $306,248 in the same period last year. GNB's net sales for the first six months of fiscal 2001 was $147,499. The increase is due to the inclusion of GNB's operations in fiscal 2002. The increase resulting from the GNB acquisition was offset by the significantly weaker demand in the telecommunications market.

     Gross Profit

     Gross profit was $412,640 in the first nine months of fiscal 2002 versus $441,137 in the same period last year. GNB's gross profit was $89,155 in the first six months of fiscal 2001. The gross profit margin decreased to 21.8% in the first nine months of fiscal 2002 from 25.6% in the first nine months of fiscal 2001 primarily due to the addition of the less profitable GNB Transportation business, reduced sales volumes, higher production costs related to under-absorption of fixed overheads and certain fiscal 2002 purchase commitments and inventory charges. Weaker European currencies versus the U.S. dollar impacted gross profit by approximately $5,144.

  Transportation gross profit was $214,980 in the first nine months of fiscal 2002 versus $255,309 last year. GNB's gross profit was $16,220 in the first six months of fiscal 2001. Lower North American sales volumes combined with higher production and logistics costs due to plant and product line integration, and a planned reduction in the production schedule in the last month of the third quarter to bring inventory levels in balance with expected future demand impacted results. Gross profit was further reduced by a $15,500 charge to costs of sales to increase reserves for purchase commitments (See Note 10) and charges to writedown excess inventories of approximately $3,000 from ongoing inventory rationalization efforts. Gross margins were 18.2% in the current year versus 23.1% in the prior year. We expect that fourth quarter gross profit margins will also be negatively impacted as we further reduce our North American production schedules to bring inventories in line with projected demand for first quarter of fiscal 2003.

  Motive Power gross profit was $100,558 this year versus $97,969 last year. GNB's gross profit was $17,889 in the first six months of fiscal 2001. The addition of GNB's gross profit was offset by lower sales volumes and higher production costs related to under-absorption of fixed overheads. Gross margin as a percent of net sales was 27.8% in the current year versus 31.3% last year. The addition of higher margin GNB Motive Power products was offset by higher production costs related to under-absorption of fixed overheads, pricing pressures and an unfavorable product mix.

  Network Power gross profit was $97,102 this year versus $87,859 last year. GNB's gross profit was $55,046 in the first six months of fiscal 2001. The addition of GNB's gross profit was offset by lower sales volumes and higher production costs related to under-absorption of fixed overheads. In addition gross profit was negatively affected by a $3,000 charge to writedown excess inventories in connection with our company-wide program to significantly reduce inventories and a $2,200 million charge to write-off inventory in our operation in China. Gross margin as a percent of net sales was 28.1% in the current year versus 28.7% last year. The decline in gross profit margins was the result of higher production costs related to the under absorption of fixed overheads, pricing pressure and an unfavorable product mix. The third quarter fiscal 2002 charges described above, were partially offset by the addition of higher margin GNB Network Power products.

     Operating Expenses. Operating expenses increased from $384,316 in fiscal 2001 to $516,281 in fiscal 2002. Fiscal 2002 operating expenses included the goodwill impairment of Network Power of $105,000. Included in operating expenses are restructuring charges of $39,181 last year and $24,684 this year. GNB had $169,983 operating expenses in the first six months of fiscal 2001. Fiscal 2002 operating expenses were favorably impacted by the Company's cost-reduction programs and the elimination of goodwill amortization due to the adoption of FAS
142. Also, weaker European currencies favorably impacted operating expenses by approximately $5,768 in fiscal 2002.

     Transportation operating expenses decreased from $229,146 in fiscal 2001 to $220,778 in fiscal 2002. GNB had $31,914 of Transportation operating expenses in the first six months of fiscal 2001. The decrease in operating expenses are a result of savings from the headcount reductions taken over the past twelve months including the actions announced in the second and third quarters of fiscal 2002 offset by the increase from GNB operations, a $12,600 million bad debt provision on our pre-petition outstanding receivable as a result of Kmart's Chapter 11 bankruptcy filing in January 2002 and currency exchange losses in our Canadian operation caused by the weak Canadian dollar.

     Motive Power operating expenses increased from $75,510 in fiscal 2001 to $87,644 in fiscal 2002. GNB had $12,509 of Motive Power operating expenses in the first six months of fiscal 2001. Offsetting the inclusion of GNB operations were savings from the headcount reductions taken over the past twelve months including the actions announced in the second and third quarters of fiscal 2002.

     Network Power operating expenses increased from $59,350 in fiscal 2001 to $198,024 in fiscal 2002. Fiscal 2002 Network Power operating expenses include the goodwill impairment of $105,000. GNB had $17,856 of Network Power operating expenses in the first six months of fiscal 2001. The remaining increase was due to the inclusion of GNB operations and a provision for bad debts related to our operations in China of $3,400, recognized in the third quarter of fiscal 2002.

     Unallocated operating expenses were $20,310 in fiscal 2001 versus $9,835 in fiscal 2002. GNB had $458 of unallocated operating expenses in the first six months of fiscal 2001. Current year operating expense includes a gain of $8,185 due to the Lion Compact Energy agreement termination. The decrease is also impacted by the elimination of goodwill amortization in fiscal 2002. Goodwill amortization was $10,870 in the first nine months of fiscal 2001.

     Operating loss was $103,641, or (5.5)% of net sales versus operating income of $56,821, or 3.3% of net sales of last year due to the items discussed above.

     Transportation operating loss was $5,798, or (0.5)% of net sales this year, versus operating income of $26,163, or 2.4% of net sales last year, due to the items discussed above.

     Motive Power operating income was $12,914, or 3.6% of net sales this year, versus operating income of $22,459, or 7.2% of net sales last year, due to the items discussed above.

     Network Power operating loss was $100,922, or (29.2)% of net sales, this year versus operating income of $28,509, or 9.3% of net sales, last year due to the items discussed above.

     Interest expense, net increased $17,500 from $85,154 to $102,654 due to interest charges related to the GNB acquisition financing and the accelerated amortization of deferred financing fees of $4,900 recognized during the third quarter of fiscal year 2002. The additional amortization was a result of the Company on January 4, 2002, securing a waiver from its senior lenders through April 12, 2002 of certain covenants contained in its Senior Secured Global Credit Facility. As a result, the company has shortened the amortization period to coincide with the expiration of the waiver.

     Other expense, net was $23,861 in the first nine months of fiscal 2002 versus other income, net of $4,887 in the same period last year. The change was primarily due to $13,873 of charges related to debt for equity exchanges in the current year, refinancing costs incurred in connection with debt waiver obtained in the current year, higher losses on sales of receivables, offset by gains on asset sales of $1,391.

     In the first nine months of fiscal 2002, an income tax provision of $8,991 was recorded on a loss of $230,156. In fiscal 2001, an income tax benefit of $4,730 was recorded on a loss of $23,446.

     The effective tax rate for the first nine months of fiscal year 2002 was impacted by the recognition of valuation allowances on tax benefits generated from current period losses in both the United States and certain international regions, the tax treatment of the debt for equity exchanges and the Lion Compact Energy agreement termination as well as the non-deductibility of the Network Power goodwill impairment charge.

     A net loss of $240,211 in fiscal 2002 versus a net loss of $19,921 in the same period last year, resulted from the items discussed above.

Acquisition of GNB

     As discussed in Note 7, on September 29, 2000, the Company acquired the global battery business of GNB, a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, for consideration of approximately $379,000 (including $344,000 in cash and 4,000 of the Company's common shares) plus assumed liabilities. The 4,000 common shares issued in connection with this acquisition were valued at approximately $9.00 per common share (or $35,000), which was the average price per share of the Company's common stock when the terms of the acquisition were agreed to and announced on May 9, 2000.

     The Company financed the cash portion of the purchase price, including associated fees and expenses, through an additional $250,000 term loan under its existing Senior Facility, and $100,000 of securitized GNB accounts receivables. The Company also issued warrants to acquire 1,286 common shares with an exercise price of $8.99 per share in conjunction with the term loan financing. These warrants are immediately exercisable. The warrants were valued using Black Scholes model with the following assumptions:

          Exercise Price             $8.99 per common share
          Expected Term               5.5 years
          Expected Volatility         34%
          Risk Free Interest Rate     5.92%
          Annual Dividend Yield       0.88%
          Grant Date Stock Price     $9.0625 per common share

Liquidity and Capital Resources

     Capital Structure

     On January 4, 2002, the Company secured a waiver from its Senior Facility lenders through April 12, 2002 for noncompliance as to certain financial covenants. In connection with securing this waiver, certain additional security interests were provided to the senior lenders. In accordance with generally accepted accounting principles, the Company classified the long-term portion of this debt, approximately $669,651 at December 31, 2001, as short-term as it is probable the Company will not be in compliance with these covenants upon expiration of the waivers in April 2002. See Note 9 for further discussion of our restructuring program and capital structure review.

     In the third quarter of fiscal 2002, Standard & Poor's downgraded the credit and debt ratings of the Company to "CCC" from "B-minus" and reduced the Company's senior unsecured rating to "CC" from "CCC" and Exide's senior secured bank loan to "CCC" from "B-minus". Further, Exide's subordinated debt rating was lowered to "CC" from "CCC". The Company is currently on S&P's "Credit Watch".

     Moody's also downgraded the credit and debt ratings of the Company to "Caa2" from "B3" and reduced the Company's senior unsecured rating to "Caa2" from "B3" and Exide's senior secured bank loan to "Ca" from "B3". Exide's subordinated debt rating was lowered to "C" from "Ca".

     As a result of these downgrades, the counterparty to the Company's domestic receivables sale facility has taken the position that it has the right to terminate such facility. At this point it has not given notice of termination, but instead has put the facility on a daily, rather than monthly, settlement basis. Termination of this facility would require the Company to seek other sources of accounts receivable financing. The Company's $175,000 European securitization program expires on June 30, 2002. The Company may not be able to renegotiate the European securitization program on terms acceptable to the Company.

     The Company is currently developing an operational restructuring plan to generate cost savings and enhance liquidity. (See Notes 8 and 9)

     The Company has retained Jay Alix Services LLC to support its restructuring efforts. A principal at Jay Alix, was named Chief Financial Officer and Chief Restructuring Officer of Exide on October 26, 2001. Additionally, the Company is working with an investment-banking firm, The Blackstone Group, to assist management in evaluating its capital structure and related strategic alternatives.

     To implement the reorganization plan under development, and to fund associated restructuring costs and operating losses, the Company will be required to restructure certain of its outstanding debt and other financing arrangements. In connection with that plan and as a condition to the waiver from its senior lenders, the Company is required to present its preliminary five year business plan to the senior lenders by February 28. (See Notes 1, 12, and 14 for a description of certain debt and financing arrangements). A number of alternatives including out-of-court and in-court financial restructurings, are being considered. Management believes that under any restructuring scenario, the Company's common stock would likely be subject to massive dilution as a result of the conversion of debt to equity or otherwise. Moreover, there can be no assurance as to what value, if any, would be ascribed to the Company's Common Stock in a restructuring. In addition, the Company's senior notes and convertible subordinated notes could suffer substantial impairment in a restructuring. Due to a number of uncertainties, many of which are outside the control of the Company, there can be no assurance that the Company will be able to consummate its operational or financial reorganization plans.

     In July 2001, the Company completed debt-for-equity exchanges where approximately $30,000 face value of the Notes were exchanged for approximately 1,900 shares of common stock. Since these exchanges involve a convertible security, the Company recognized a non-cash charge in the second quarter equivalent to the market value of the shares issued in excess of the original conversion ratio of the

Notes of $13,873, including advisory fees. The non-cash charge was included in the "Other (income) expense" line of the consolidated statement of operations. The carrying value of the Notes was $25,539. The Company reduced debt and increased shareholders' equity by $25,539 as a result of the transaction.

     Sources of Cash

     The Company's liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets. The Company has a U.S. receivables purchase agreement and a European receivables purchase agreement under which third parties have committed, subject to certain exceptions, to purchase selected accounts receivable, up to a maximum commitment of $200,000 and $175,000, respectively. The recent bankruptcy of Kmart has negatively affected our access to liquidity under the U.S. Securitization program and as a major customer may further impact net sales.

     Cash flows provided by operating activities were $976 (net of $1,237 related to the net change from sales of receivables) in the first nine months of fiscal 2002. This compares to cash flows provided by operating activities of $89,961 (of which $161,821 related to the net change from sales of receivables) in the same period of fiscal 2001. Primary working capital (inventories plus receivables less accounts payable) at December 31, 2001 was $512,287, as compared to $671,261 at December 31, 2000. Primary working capital year on year decreased $130,123, excluding currency impacts and divestitures. The reduction in working capital resulted from weakness in each of the Company's reporting segments and ongoing working capital improvement programs initiated in connection with the Company's operational and restructuring efforts. Due to recent operating losses and cash flow constraints in the North America operations, in the future there can be no assurance that the Company will be able to obtain trade credit on terms traditionally obtained.

     The Company generated $4,833 and $36,919 in cash from the sale of non-core businesses and other assets in fiscal 2002 and fiscal 2001, respectively. Proceeds from these sales were primarily used to reduce debt. No significant proceeds from the sale of non-core assets are currently expected during the remainder of fiscal 2002.

     Total debt at December 31, 2001 was $1,405,770, as compared to $1,347,046 at March 31, 2001. See Note 12 for composition of debt.

     Availability under our credit line was $31,689 at December 31, 2001. Increases in interest rates on such obligations could also adversely affect our results of operations and financial condition. Weighted average interest rates on the Company's pre-GNB acquisition Senior Facility debt increased approximately 1.5% due to the negotiated higher rates in conjunction with the financing for the GNB acquisition. Interest rates on the Global Credit Facilities Agreement is based on LIBOR plus 5.25% for the Term B portion and LIBOR plus 4.75% for the Term A portion and the revolving credit facility.

     Uses of Cash

     The Company's liquidity needs arise primarily from the funding of working capital needs, obligations on indebtedness and capital expenditures. Because of the seasonality of our business, more cash has been typically generated in our third and fourth fiscal quarters than the first and second quarters. Our greatest cash demands from operations have historically occurred during the months of June through October. However, less cash was generated in this year's third quarter than historically experienced due to our lower general sales volume levels. Also, we lost 100% of our Les Schwab account and certain regional business with Wal-Mart due to our previously discussed inability to meet certain customer orders in the second quarter. Total lost volume is estimated to be 1.8 million units annually.

     Capital expenditures were $53,466 and $38,248 in the first nine months of fiscal 2002 and fiscal 2001, respectively. Capital expenditures are expected to decline significantly during the remainder of fiscal 2002.

     Exide's Board of Directors has suspended the Company's quarterly common stock dividend of $0.02 per share as of November 8, 2001.

     Adjusted EBITDA

     As reported earnings before interest, taxes, depreciation and amortization (EBITDA), excluding losses on sales of receivables, was $(128,609) and $(41,206) for the three and nine months ended December 31, 2001, respectively, versus $79,040 and $142,611 in the same periods for the prior year. The Adjusted EBITDA calculation is summarized as follows:

     --------------------------------------------------------------------------------------
                 Adjusted                   Three         Three         Nine         Nine
                  EBITDA                    Months        Months       Months       Months
                                            Ended         Ended        Ended        Ended
                                           December      December     December     December
                                           31, 2001      31, 2000     31, 2001     31, 2000
     --------------------------------------------------------------------------------------
     Operating income (loss)              $(150,785)      $35,636    $(103,641)    $ 56,821
     --------------------------------------------------------------------------------------
     Other (income) expense, net              5,676        (8,718)      23,861       (4,887)
     --------------------------------------------------------------------------------------
     Depreciation and amortization           24,656        29,184       75,763       69,714
     --------------------------------------------------------------------------------------
     Loss on the sales of receivables         3,196         5,502       10,533       11,189
     --------------------------------------------------------------------------------------
     Adjusted EBITDA                      $(128,609)      $79,040    $ (41,206)    $142,611
     --------------------------------------------------------------------------------------

     The definition of EBITDA shown above may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA, as calculated by the company is traditional EBITDA (that is earnings before interest, taxes, depreciation of property, plant and equipment, amortization of goodwill and other amortization). adjusted to exclude losses on the sale of receivables. Losses on and expenses associated with the sale of receivables (included in the "other (income) expense, net" line of the consolidated statement of operations) represents financing costs of the company (in effect interest cost) and are appropriately excluded from the Company's EBITDA calculation. Adjusted EBITDA should not be considered an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, both determined in accordance with generally accepted accounting principles.

     Restructuring Activities

     The Company previously implemented certain restructuring activities as part of an overall program to reduce costs, eliminate excess capacity and improve cash flows, including activities in connection with the GNB acquisition.

     Fiscal Year 2002

     In August 2001, the Company announced plans to eliminate 1,300 positions.

     In November 2001, the Company announced further plans to reduce the salaried workforce by approximately 1,100 jobs and recorded a non-cash charge of $5,369 for the writedown of machinery and equipment at the Maple, Ontario manufacturing operation, which will now not be reopened as a Network Power facility, given the continued downturn in the Network Power business and telecommunications market.

     In connection with the second and third quarter fiscal 2002 workforce reduction programs and Maple closure, the Company recorded severance related restructuring charges of $11,058 and $8,257 respectively.

     The Company is continuing to move forward with operational changes designed to streamline and rationalize Exide's structure in an effort to simplify the organization and eliminate redundant and/or unnecessary overhead. The Company is working towards reducing its salaried workforce by approximately 20% by the end of fiscal year 2002. The Company expects to record additional restructuring charges during the remainder of fiscal 2002.

     Fiscal Year 2001

     With respect to historical Exide employees, contracts and facilities, the Company recorded restructuring charges aggregating $97,400 in fiscal 2001. These charges principally resulted from actions taken in connection with the integration of the operations of the Company and GNB, the exiting of certain customer relationships and elimination of combined excess capacity, as well as ongoing cost reduction initiatives worldwide. The charges consisted of $29,200 in severance costs, $39,509 in asset write-downs and $28,691 in closure costs.

The fiscal 2001 restructuring charges comprised the following:

     .  the closure of the Burlington automotive battery plant in the U.S.

     . workforce reductions at the Cwmbran, Wales and Duisburg, Germany manufacturing facilities in Europe

     . the reorganization of the Company's European Transportation business sales and logistic work force, resulting in elimination of approximately 800 positions

     . the closing or sale of 27 of the Company's distribution facilities, principally in North America

     . the consolidation of the Company's European accounting activities into a shared services operation

     .  the closure of the Maple, Ontario automotive manufacturing operations

     .  the closure of certain branches and offices

     severance and other costs for reductions in staff.

     GNB Acquisition

     Coincident with the acquisition of GNB the Company began formalization of restructuring plans involving the closure and rationalization of certain facilities. With respect to acquired GNB employees, contracts and facilities, in fiscal 2001, the Company closed the Dallas, Texas and Dunmore, Pennsylvania facilities, and certain distribution centers and sales branches. The Company included $28,800 of restructuring reserves for severance and closure costs in the GNB purchase accounting allocation for these actions.

     The Company included an additional $35,000 as part of GNB purchase accounting allocation for certain fixed asset writedowns due to planned plant and the recognition of distribution rationalizations in the second quarter of fiscal 2002.

     During fiscal 2001, the Company also announced the closures of the Dallas, Texas and Dunmore, Pennsylvania facilities and certain GNB distribution centers and sales branches. The Company included $28,800 of restructuring reserves for severance and closure cost in the GNB purchase accounting allocation for these actions.

     Fiscal Year 2002

     The Company recorded restructuring charges of $39,336 in fiscal 2000, consisting of $20,000 in severance benefits and $19,336 for targeted plant and branch closings.

     The charges related to the:

     .  closure of the Reading, Pennsylvania plant

     .  closure of six branches in the U.S. and

     .  headcount reductions of 168 employees in the U.S. and Europe.

     Summary

     Summarized restructuring reserve activity for these programs are as follows:

                                                             Severance       Closure        Asset
                                                               Costs          Costs      Writedowns       Total
                                                            ----------     ----------    ----------     ----------
Balance at March 31, 2001................................   $   35,553     $   44,564    $        -     $   80,117
Fiscal 2002 charges to income............................       16,597          2,718         5,369         24,684
Fiscal 2002 charges to GNB opening balance sheet.........          600            800        35,000         36,400
Payments and charge-offs.................................      (22,865)       (14,337)      (40,369)       (77,571)
Currency changes.........................................        1,046          1,412             -          2,458
                                                            ----------     ----------    ----------     ----------
Balance at December 31, 2001.............................   $   30,931     $   35,157             -     $   66,088
                                                            ==========     ==========    ==========     ==========

     The current portion of this reserve is approximately $35,400 at December 31, 2001. Remaining expenditures principally represent (i) severance and related benefits payable, per employee agreement over periods up to three years and or regulatory requirements (ii) severance obligations in dispute with the former management team (iii) lease commitments for certain closed facilitites, branches, and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms, over periods up to five years and (iv) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.

     Financial Instruments and Market Risk

     The Company uses financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate currency and certain lead purchasing requirements. The swap, forward, and option contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes nor is it a party to any leveraged instruments.

     The Company's ability to utilize financial instruments has recently been restricted because of the tightening of credit availability with counterparties. Accordingly, the Company is now exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.

     During 2001, we had two currency and interest rate swap agreements, which effectively converted $110,500 of borrowings under the Senior Secured Global Credit Facilities Agreement and certain intercompany loans into 406,200 French Francs (U.S. $68,500) and 25,200 British pounds sterling (U.S. $42,000). We received LIBOR and paid PIBOR and pound sterling LIBOR. The Company terminated these agreements on December 27, 2000 and received a cash payment of 13,700 Euros and 3,300 British pounds sterling, respectively. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into two six-month forward contracts to continue to hedge these transactions. During the third quarter of fiscal 2002 the Company discontinued hedging these transactions with forward contracts.

     During the fourth quarter of fiscal 2000 the Company assigned 382,500 French Francs (U.S. $64,500) of its then existing currency and interest rate swap agreement to a new counter party and received a cash payment of 8,500 Euros. Simultaneously, the Company entered into a new 66,800 Euro (U.S. $64,500) one-year currency and interest rate hedge agreement. The Company terminated this agreement in the second quarter of fiscal 2001 and received a cash payment of 6,200 Euros. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into a new 73,100 Euro (U.S. $64,500) one-year currency and interest rate hedge agreement with this same counter party. The Company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%. The Euro principal amount is reset quarterly. This swap matures in October 2001 and was replaced with a forward contract. The Company discontinued hedging these transactions with forward contracts.

     On October 18, 2000, we entered into a $60,000 two year interest rate swap agreement for which we pay a quarterly fixed rate of 6.55% and receive a three-month LIBOR rate (currently 3.59%). This swap hedges a portion of the variable interest exposure on our $900,000 Global Credit Facilities Agreement Tranche B Term Loans.

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

Receivables Securitization Programs

     The Company has receivables securitization programs in the United States (the "US program") and Europe (the "European program"). Cash generated from these programs is used to provide liquidity requirements to the Company.

     Under the US program, the Company sells certain receivables of the U.S. Company at a discount on a continuous basis to a consolidated company which, in turn, sells the same receivables at the same discount to third parties. The maximum amount of receivables to be sold under this program at any point in time is $200,000.

     Under the European program, the Company's European subsidiaries sell certain receivables on a continuous basis to a consolidated company which in turn sells the same receivables to third parties. The maximum amount of receivables to be sold under this program at any point in time is $175,000.

     As discussed under EBITDA above, losses in connection with these programs are reflected in the other (income) expense, net line item of the consolidated statement of operations.

       In addition, the counterparty to the Company's domestic receivables sale facility has taken the position that it has the right to terminate such facility. At this point it has not given notice of termination, but instead has put the facility on a daily, rather than monthly, settlement basis. Termination of this facility would require the Company to seek other sources of accounts receivable financing. The Company's $175,000 European securitization program expires on June 30, 2002. The Company may not be able to renegotiate the European securitization program on terms acceptable to the Company.


     Contractual Obligations and Commercial Commitments

     Information related to the Company's contractual obligations and commercial commitments are summarized in the following tables:


                                             ------------------------------------------------------------------
                                             ------------------------------------------------------------------
                                Total at       2002      2003       2004       2005       2006      2007 and
                                3/31/01                                                              beyond
Long term debt (b),            1,336,659      28,117    25,001    149,001    482,610    645,366       6,564
including capital
leases
Short-term borrowings             10,387      10,387
Operating Leases                 220,214      54,297    46,761     37,147     29,672     21,258      31,079
Unconditional
Purchase Obligations
(a)                              268,700      32,500    32,800     33,100     33,400     33,700     103,200
                               ---------     -------   -------    -------    -------    -------     -------
Total Contractual
Cash Obligations               1,835,960     125,301   104,562    219,248    545,682    700,324     140,843
                               =========     =======   =======    =======    =======    =======     =======

     (a) Reflects the Company's projected annual minimum purchase commitment, including penalties under the supply agreement entered into as a result of the sale of the Company's separator business; amounts may vary based on actual purchases (See Note 10).
     (b) Does not reflect the classification of indebtedness under the Senior Facility as a current obligation (See Note 12)
     (c) At December 31, 2001, the Company had outstanding letters of credit amounting to approximately $28,400, not included above.

     The above contractual commitments are based on information reflected in the Company's Annual Report on Form 10-K for Fiscal 2001. No significant changes to this information have occurred other than debt repayment activity reflected in the accompanying consolidated statement of cash flows.


Trading Activities

     The Company does not have any trading activity that involves non-exchange traded contracts accounted for at fair value

Related and Certain Other Parties

     The Company has retained Jay Alix Services LLC to support its restructuring efforts. A principal at Jay Alix, was named Chief Financial Officer and Chief Restructuring Officer of Exide on October 26, 2001.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks.

     Changes to the quantitative and qualitative market risks as of December 31, 2001 are described in Management's Discussion and Analysis - Liquidity and Capital Resources. Also, see our Form 10-K for the fiscal year ended March 31, 2001 for further information.

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

The Company's core business, the design, manufacture and sale of lead acid batteries, and the Company's structure involves risk and uncertainty. Important factors that could affect the Company's results include, but are not limited to
(i) the Company's ability to implement the operational and financial reorganization and restructuring plans which it is developing (see Note 8 to the consolidated financial statements, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Liquidity and Capital Resources), (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company's substantial debt and debt service requirements which restrict the Company's operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (v) the Company's assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (vi) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company's results because it is a major constituent in most of the Company's products, (vii) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (viii) the Company's consolidation and rationalization of acquired entities requires substantial management time and financial and other resources and is not without risk, (ix) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations and (x) the Company is exposed to fluctuations in interest rates on our variable debt which can affect the Company's results. Therefore, the Company cautions each reader of this report to carefully consider those factors here-in-above set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Former Management Team

     Exide established a $13,400 reserve in fiscal 2000 to cover litigation with respect to allegations that used batteries were sold as new. The Company has now resolved these claims, including the third quarter fiscal 2002 settlement of the sole remaining "legacy" action, Houlihan v. Exide. As a result of the Houlihan settlement, the Company recorded an additional expense in the third quarter of fiscal 2002 of $1,400 for reimbursement of legal fees. At December 31, 2001, there is approximately a $2,500 reserve remaining, representing the Company's estimate of its remaining battery discount under the Houlihan and other "legacy" settlements.

     On March 23, 2001, Exide reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of former management. Under the terms of that settlement Exide agreed to a fine of $27,500 over five years, and agreed to cooperate with the U.S. Attorney in her prosecution of certain members of the former management team. The payment terms are dependent upon the Company's compliance with the plea agreement during the five-year period. Further costs of $1,000 were reversed in the third quarter of fiscal 2002. The plea agreement has been lodged with the U.S. District Court for the Southern District of Illinois, which may accept or reject the plea agreement. Although the court's decision is not expected until February or March, management does not believe that the final plea agreement will materially differ from the plea agreement reached with the U.S. Attorney. The Company reserved $31,000 for this matter, including expected costs and out-of-pocket expenses in the first quarter of fiscal 2001. At December 31, 2001, approximately $28,500 of this reserve remains.

     On March 22, 2001, the U.S. Attorney unsealed the indictments of Arthur M. Hawkins, former Chairman, President & Chief Executive Officer of Exide, Douglas
N. Pearson, the former President, North American Operations of Exide, and Alan
E. Gauthier, the former Chief Financial Officer of Exide, for their conduct during the time they served as officers of Exide. Superseding indictments were unsealed in July, 2001. Exide is cooperating fully with the U.S. Attorney in the criminal prosecution of these former officers. The trial of the former officers is now scheduled for March 18, 2002.

     Exide is currently involved in litigation with the former members of its management referenced above. The former management has claims to enforce separation agreement, reimbursements of legal fees, and other contracts, while Exide has filed claims and counterclaims asserting fraud, breach of fiduciary duties, misappropriation of corporate assets and civil conspiracy.

     With respect to these matters, the Company had reserves of $2,100 at December 31, 2001. Payments of approximately $1,900 were made to its former management team in prior quarters which were charged against this reserve.

     The company has filed a claim with its insurers for reimbursement of the amounts paid to its former management team, and expects to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivable for such reimbursements at December 31, 2001.

     On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15,000. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. In April 2001, the parties reached a settlement-in-principle which will not require any payments to either party. The parties have executed a final settlement agreement.

     On June 26, 2000, Johnson Controls, Inc. ("JCI") filed a lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, against Exide and three of its former officers. JCI alleged that Exide, through Messrs. Hawkins, Gauthier, Pearson and Calio, paid bribes to a Sears employee, Gary Marks, to induce him to award Sears' 1994 battery supply contract to Exide rather than JCI, among other claims. On February 14, 2002, Exide and JCI reached a settlement which requires JCI to withdraw its complaint with prejudice. The settlement does not require any payment or other consideration to JCI.

     Hazardous Materials

     Exide is involved in several lawsuits pending in state and federal courts in South Carolina, Pennsylvania, Indiana, and Tennessee. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage

     In January 2002, the counsel that brought the South Carolina actions filed additional claims, in the Circuit Court for Greenville County, South Carolina. The Company's preliminary review of these claims suggest they are without merit, and the Company plans to vigorously defend itself in these matters. The Company does not believe any reserves are currently warranted for these claims.

     In January, 2002, the counsel that previously brought claims in South Carolina actions filed nineteen (19) additional claims, also in the Circuit Court for Greenville County, South Carolina. These claims are: Antonio Snoddy v. Exide (Case No. 2002-CP-23-18); Adrian Watson v. Exide (Case No. 2002-CP-23-19); Demetrius Lewis v. Exide (Case No. 2002-CP-23-20); Jacqueline Grayson v. Exide (Case No. 2002-CP-23-21); Keonna Mansell v. Exide (Case No. 2002-CP-23-22); Kavita Mcans v. Exide (Case No. 2002-CP-23-23); Satoya Means v. Exide (Case No. 2002-CP-23-24); Jalisha Dodd v. Exide (Case No. 2002-CP-23-25); Justin Dodd v. Exide (Case No. 2002-CP-23-26); Lashunda Clark v. Exide (Case No. 2002-CP-23-27); Articka Rice v. Exide (Case No. 2002-CP-23-28); James Dunbar v. Exide (Case No. 2002-CP-23-29); Cornelius Dallenger v. Exide (Case No. 2002-CP-23-30); Cassandra Rice v. Exide (Case No. 2002-CP-23-31); Tamara Williams v. Exide (Case No. 2002-CP-23-32); Ashleigh Smith v. Exide (Case No. 2002-CP-23-33); Brittney Scott v. Exide (Case No. 2002-CP-23-34); Olden Fielder, III v. Exide (Case No. 2002-CP-23-35); Ricky Smith v. Exide (Case No. 2002-CP-23-37).

     GNB Acquisition

     In July 2001, Pacific Dunlop Holdings (US), Inc. ("PDH") and several of its foreign affiliates (the "Sellers" under the various agreements through which Exide acquired GNB) filed a breach of contract claim against Exide in the Circuit Court for Cook County, Illinois. The Sellers maintain they are entitled to certain additional payments for assets acquired by Exide in the amount of approximately $17,000 in its acquisition of GNB. Management does not believe that the Sellers are correct either as to the rights for additional payments asserted by the Sellers or that any additional amounts are owed. In December, 2001, the Court denied Exide's Motion to Dismiss the Complaint, without prejudice to re-filing the same motion after discovery proceeds. Management remains confident that the claim is without merit.

     In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois, seeking recovery of $3,100 for amounts allegedly owed by Exide under various agreements between the parties. The amounts in question all relate to security for certain workers compensation insurance policies, which cover claims by former GNB employees. Exide's Answer contested the amounts claimed by PDH and include counter-claims against PDH and/or its affiliates.

     Other

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

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits and Reports on Form 8-K.


Exhibits. None.


Reports on Form 8-K.

On January 15, 2002, the Company filed a report on Form 8-K reporting under Item 5 and Item 7 the Third Amendment and Waiver to the Senior Secured Global Credit Facility.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Exide Technologies


                                    By:    /s/  Lisa J. Donahue
                                       ------------------------
                                    Lisa J. Donahue
                                    Vice President, Chief Financial Officer

                                    Date: February 19, 2002