Form 10-K
period 2002-03-31
EXIDE CORP
filed 2002-08-19
CIK 813781

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               -----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

   For the transition period from        to

                        Commission File Number 1-11263

                               -----------------

                              Exide Technologies
            (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                             23-0552730
     (State or Other                                      (I.R.S. Employer
     Jurisdiction of                                     Identification No.
    Incorporation or
      Organization)

          210 Carnegie Center, Suite 500 Princeton, New Jersey 08540
                           Telephone: (609) 627-7200
         (Address, including zip code, and telephone number, including area code, of Registrant's Principal Executive Offices)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None.

          Securities registered pursuant to Section 12(g) of the Act

                              Title of each Class
                         Common Stock, $.01 par value
                        Preferred Share Purchase Rights

                               -----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 14, 2002 was approximately $15,882,188. There were 27,383,084 outstanding shares of the Registrant's common stock as of August 14, 2002.

                     (DOCUMENTS INCORPORATED BY REFERENCE)

                                     None.

================================================================================

                              EXIDE TECHNOLOGIES

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
  PART I
      Item 1  BUSINESS...................................................   2
      Item 2  PROPERTIES.................................................  16
      Item 3  LEGAL PROCEEDINGS..........................................  17
      Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  19

  PART II
      Item 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS........................................  20
      Item 6  SELECTED FINANCIAL DATA....................................  21
      Item 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS..................................  22
      Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISKS......................................................  39
      Item 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  41
      Item 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE........................  41

  PART III
      Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  42
      Item 11 EXECUTIVE COMPENSATION.....................................  44
      Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.................................................  50
      Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  51

  PART IV
      Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K...................................................  53

  SIGNATURES.............................................................  55

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE................ F-1

                              EXIDE TECHNOLOGIES
                                    PART I

Item 1.  Business

(1)  Overview

   Unless otherwise indicated references to any "fiscal year" means the year ended March 31 of that year (e.g., "fiscal 2002" refers to the period beginning April 1, 2001 and ending March 31, 2002, "fiscal 2001" refers to the period beginning April 1, 2000 and ending March 31, 2001 and "fiscal 2000" refers to the period beginning April 1, 1999 and ending March 31, 2000).

Bankruptcy Considerations

   On April 15, 2002 ("Petition Date") Exide Technologies (together with its subsidiaries unless the context requires otherwise, "Exide" or the "Company") and three of its wholly-owned, U.S. subsidiaries (RBD Liquidation, LLC, Exide Delaware, LLC and Exide Illinois, Inc.; together with Exide collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under case numbers 02-11125 through 02-11128 (jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125JCA).

   The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

   The Company decided to file for reorganization for itself and certain of its subsidiaries under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of current adverse economic conditions on the Company's markets, particularly the telecommunications industry, ongoing competitive pressures, and recent capital market volatility. These factors contributed to a loss of revenues and resulted in significant operating losses and negative cash flows, severely impacting the Company's financial condition and its ability to maintain compliance with debt covenants.

   As debtors in possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company's operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the Chapter 11 filing, the Company entered into a "Standstill and Subordination Agreement" with its Pre-Petition Senior Secured Credit Facility Lenders, whereby the lenders have agreed to forbear collection of principal payments on foreign borrowings under the pre-petition facility from non-debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events. A description of the pre-petition credit agreement and certain of its conditions appears in this Report at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

   On May 10, 2002 the Company received final Bankruptcy Court approval to access its entire $250 million debtor-in-possession ("DIP") financing facility ("DIP Credit Facility"). The DIP Credit Facility will be used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and for other general corporate purposes. A more detailed description of the DIP Credit Facility appears in this Report at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan that provides for emergence from bankruptcy as a going concern, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be successfully implemented.

   Under the Bankruptcy Code, the Debtors may also assume or reject executory contracts, including lease obligations, subject to the approval of the Bankruptcy Court and certain other conditions. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Due to the timing of the Chapter 11 proceedings, the Company cannot currently estimate or anticipate what impact the rejection and subsequent claims of executory contracts may have on the reorganization process.

   On June 14, 2002, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process, although a bar date for filing claims has not yet been established. As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

   The United States Trustee has appointed an unsecured creditors committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.

   At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on our business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company's common stock would likely be substantially if not completely diluted or cancelled as a result of the conversion of debt to equity or with respect to any other compromise of interests. Further, it is also likely that the Company's senior notes and convertible subordinated notes will suffer substantial impairment.

   The ultimate recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, Exide urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

   The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated, among other things, on the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility, the ability of the Company to generate the required cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy future obligations. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible assets sales, the Company expects that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the consolidated financial statements.

General Discussion of Business

   Exide Technologies is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Our principal executive offices are located at 210 Carnegie Center, Suite 500, Princeton, NJ 08540.

   The Company is one of the largest volume producers of lead acid batteries in the world, with fiscal 2002 net sales of approximately $2.4 billion. Our European, North American and Pacific Rim operations represented approximately 48%, 47% and 5%, respectively, of our fiscal 2002 net sales. We manufacture and supply industrial and transportation batteries in North America, Europe, the Middle East, India, Australia and New Zealand. Our industrial batteries consist of motive power batteries, such as those for use in material handling applications and other electric vehicles, and network power batteries used for telecommunication, industrial and military applications.

Acquisition of GNB

   On September 29, 2000, the Company acquired GNB Technologies, Inc. ("GNB"), a U.S. and Pacific Rim manufacturer of both industrial and transportation batteries, from Pacific Dunlop Limited. The acquired GNB operations are located in the U.S., Australia, New Zealand, Canada, Europe, Japan, South Asia, China, India and the Middle East. The former GNB businesses manufacture industrial batteries in North America, including those used in both motive and network power applications under various brands such as Absolyte(R), Marathon(R), Sprinter(R), Champion(R) and Pacific Chloride(R). The former GNB operations also manufacture transportation batteries under the Champion(R), Stowaway(R) and National(R) brands, among others, including private label brands, and is a supplier to automotive original equipment manufacturers in North America and the Pacific Rim.

(2)  Financial Information about Segments

   For fiscal 2002, we were primarily engaged in the manufacture, distribution and sale of lead acid batteries in three global business segments: Motive Power, Network Power and Transportation. See Note 21 to the Company's Consolidated Financial Statements appearing elsewhere herein.

(3)  Narrative Description of Business

   Our strategic focus is customer energy storage and application needs on a global basis. We have three primary business segments: Motive Power, Network Power and Transportation.

  Motive Power Segment

   Sales of Motive Power batteries represented approximately 20% of our net sales for fiscal 2002. We believe we have a leading market position in the motive power segment of the worldwide industrial battery market, based on our estimate of current market share.

   Product performance and customer service are very important in the Motive Power markets. We work closely with our customers as they develop new products, designing batteries to meet their needs. While we established our current market position primarily by acquiring existing manufacturers with established brand names, we plan to market our products under global brands and establish a reputation for quality, product technology and service.

   Our Motive Power batteries are composed of two-volt cells assembled in numerous configurations and sizes to provide capacities ranging from 30 Ah to 1500 Ah. We also manufacture and market a range of 6 and 12 volt monobloc batteries used on smaller material handling vehicles, access equipment and electrically-powered wheelchairs. Exide offers conventional vented lead acid technology utilizing tubular positive-plate and flat plate cell design. Exide also offers a range of lead acid battery technologies to meet a wide spectrum of customer application requirements. For example, Exide provides monobloc batteries incorporating gelled electrolyte and copper-stretched metal technology (CSM) for high performance applications. In addition, we provide maintenance-free sealed batteries incorporating absorbed glass mat (AGM) technology under the Champion(R) brand name.

   The materials handling industry is the largest market for Motive Power batteries, including forklifts, electric counter balance trucks, pedestrian pallet trucks, low level order pickers, turret trucks, tow tractors, reach trucks and very narrow aisle (VNA) trucks.

   Other market segments requiring Motive Power products include:
scrubber/dryer and sweeper machines in the floor cleaning market, scissor lifts, access platforms and telescopic zooms in the access market, buggies and carts in the golf market, mobility equipment in the wheelchair market, mining locomotives, electric road vehicles, electric boats and non-military submersible vehicles.

   In addition to our Motive Power battery products, Exide offers a range of battery chargers, watering and maintenance equipment and battery transfer equipment.

   The motive power battery market in Europe is divided into the original equipment manufacturer ("OEM") market, comprised of the manufacturers of the electric vehicles described above, and the replacement market, which includes large users of such electric vehicles as well as original equipment dealer networks. The majority of our sales are to OEMs. Our major original equipment motive power customers in Europe include the materials handling operations of the Linde Group (Germany), Junghreinrich Group (Germany), Atlet (Sweden) and BT Rolatruc (Sweden). We also sell our Motive Power products to a wide range of customers in the aftermarket, ranging from large industrial concerns and retail distributors to small warehouse and manufacturing operations.

   In Europe, we provide Motive Power products and services through company-owned sales and service organizations in each country and utilize distributors and agents for export of products from Europe to the rest of the world. In addition, we distribute Motive Power batteries through OEM dealers, independent distributors and directly to large fleet users.

   The European motive power market has developed due to a trend toward electric (rather than internal combustion) material handling vehicles and from the growth of warehousing and logistics service providers. This market is served primarily through OEMs rather than end users. Additionally, with the advent of the Euro and the attendant greater price transparency, the OEM truck manufacturers have been able to exert additional competitive pressure by standardizing prices throughout Europe.

   In North America, the Motive Power business is served primarily through independent lift truck dealers or sold directly to large national accounts or end users. Our customers include Nacco, Crown, Wal-Mart, Kroger and Ford Motor Company.

   The North American product range includes the conventional vented lead acid technology utilizing the flat plate cell design, the tubular positive-plate design from our European Motive Power business, and Champion sealed maintenance-free batteries and chargers.

   Motive Power products and services are provided in North America through company-owned sales and service locations which are augmented by a network of independent manufacturers' representatives who provide local service on their own behalf.

   The European and North American motive power markets are heavily influenced by the demand for materials handling equipment. Customer demand for materials handling equipment has a strong historical correlation to general economic conditions.

  Network Power Segment

   Sales of Network Power batteries represented approximately 17% of our net sales for fiscal 2002.

   Network Power (also known as standby or stationary) batteries are used for back-up power applications to ensure continuous power supply in case of main (primary) power failure or outage. Today's examples of where network power batteries are used to provide backup power include telecommunications, computers, hospitals, process control, air traffic control, security systems, utility, railway and military applications.

   One of the largest network power markets is telecommunications. Customers for network power batteries for telecom applications include manufacturers of switches and other equipment and the system operators. Battery demand for telecommunications has until recently been fueled by the growth in internet broadband connections and worldwide deployment of multiple cellular and wireless mobile communication systems where each repeater system and base transceiver station may require a set of standby batteries. Other telecommunications applications include central and local switching systems
(PABX), satellite stations, optical fiber repeating boxes, cable TV transmission boxes and radio transmission stations. In these applications, the batteries are usually packaged with a 48V DC power system.

   The telecommunications industry and network power battery demand has experienced a significant downturn during the last year, which the Company does not expect will reverse in the near term. As a result, during the third quarter of fiscal 2002 the Company recorded goodwill impairment charges based upon its assessment of the fair value of the Network Power reporting unit against book carrying value. Further deterioration in industry performance, particularly in Europe, could result in additional impairment charges in future periods. See
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Network power batteries also serve as uninterruptible power supplies (UPS) used in computer installations for banks, airlines and back up servers for the internet. UPS battery customers consist of system manufacturers and end users. Performance in this market is impacted by the demand for computer systems.

   Our major network power battery customers include:

  . telecommunications companies, such as AT&T, China Unicom, Cingular, Nippon Telegraph and Telephone (NTT), Qwest, Singapore Telecom, Telecom Italia, Telefonica of Spain and Verizon;

  . manufacturers of telecommunications equipment, such as Alcatel, Ericsson, Marconi, Motorola and Nokia;

  . manufacturers and end users of UPS, primarily for mainframe computer systems, such as MGE and Siemens;

  .   electrical generating companies; and

  .   government and military users.

   We sell our products directly to these customers and promote our products by holding seminars, participating in trade shows and distributing technical literature.

   Given the importance of service and technical assistance, we generally ship network power batteries directly to system suppliers and UPS manufacturers who include the batteries in their original equipment and distribute products to end users. Batteries are also shipped directly to end users for both systems and the replacement of aged batteries.

   Today we offer a global product line which is being marketed under the following five brands associated with product type and technology:

.. Absolyte(R):      Large 2-volt sealed cells, incorporating AGM technology, for long duration (e.g.
                    telecom) and short duration applications.
.. Marathon(R):      Multi-cell AGM monobloc batteries for long duration applications.
.. Sprinter(R):      Multi-cell AGM monobloc batteries for short duration applications.
.. Sonnenschein(R):  Multi-cell monoblocs and 2-volt cells, incorporating Gel technology, primarily for long duration applications.
.. Classic(TM):      Multi-cell monoblocs and 2-volt cells, using traditional flooded construction, primarily for large installation and long duration applications.

   There are two primary Network Power lead acid battery technologies: valve-regulated (VRLA, or sealed) and vented (flooded). There are also two types of VRLA technologies--GEL and AGM.

   These technologies are described as follows:

Product   Description
VRLA: GEL This technology utilizes a gel electrolyte. Sealed batteries have replaced other types of network power batteries because they enhance safety, reduce maintenance and can be used in both vertical and horizontal positions. The Sonnenschein gel technology offers the advantages of high reliability and long life. The gel product range offers a wide range of capabilities such as heat resistance, deep discharge resistance, long shelf life and high cyclic performance.

VRLA: AGM This technology utilizes an electrolyte immobilized in an absorbent glass mat separator.
          This technology is particularly well adapted to shorter back-up time and can offer up to a
          20-year design life.

Vented    This technology is used in applications requiring high reliability but with the ability to
(Flooded) allow for regular maintenance. The basic construction involves positive flat or tubular positive plates. Transparent containers and easily accessible internal construction are features of these batteries that allow end users to check the battery's physical condition.

   Exide is also one of the leading suppliers of submarine batteries. Our customers include the navies of Denmark, France, Germany, Italy, Norway, Singapore, Spain, Sweden, Turkey, and we are the sole supplier to the U.S. Navy for submarine batteries.

  Transportation Segment

   Transportation batteries include starting, lighting and ignition (SLI) batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, boats, and other applications. Transportation batteries represented approximately 63% of our net sales for fiscal 2002.

   In North America, we are the second largest manufacturer of transportation batteries. In Europe, we are one of the largest manufacturers of transportation batteries. The market is divided between sales to OEMs and aftermarket customers. We market our products under various trademarks including Exide(R), Champion(R), Stowaway(R), SubZero(R), Trailblazer(R), Willard(R), Tudor(R), DETA(R), Centra(R), Fulmen(R) and Prestolite(R) and many private label brands for customers. We also produce and market the Exide Select(R), including the Exide Select Orbital(R) battery.

  Transportation: Original Equipment Manufacturer (OEM) Market

   The OEM market consists of the sale of batteries to manufacturers of automobiles and trucks, buses and off-road agricultural and construction vehicles. The factors affecting the OEM market are consumer demand for passenger cars, light trucks and sport utility vehicles; significant consolidation in the automotive industry; globalization of OEM procurement activities and competition.

   Our major OEM customers in North America include DaimlerChrysler, Ford Motor Company, Toyota, Kenworth, Peterbilt, John Deere International, Volvo Cars of North America and Case/New Holland.

   Our major OEM customers in Europe are Fiat, Volkswagen Group, the PSA group (Peugeot S.A./Citroen), Renault/Nissan, BMW and Ford.

  Transportation: Aftermarket

   We sell aftermarket batteries in North America through automotive parts retailers and mass merchandisers, car and truck dealers, and wholesale distributors who supply service stations, repair shops, automotive and farm-equipment dealers, and small retailers. We also provide transportation batteries for commercial applications, such as trucks, farm equipment, tractors and off-road vehicles, as well as batteries for marine, lawn and garden and motorcycle applications.

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

   We market our aftermarket batteries in North America to a broad range of retailers and distributors. We are a leading supplier to NAPA, Wal-Mart, Sam's Club, Kmart, and CSK Inc. We are also a supplier of authorized replacement batteries for DaimlerChrysler, Mopar, Freightliner and John Deere International.

   Our North American aftermarket operations include a company-owned branch network. This branch network throughout the United States and Canada which sells and distributes batteries and other products to local auto parts retailers, service stations, repair shops, fleet operators, battery specialists and installers. The branches may also deliver batteries to our national account customers' retail stores and collect used and spent batteries for recycling.

   Our primary North American transportation battery products include the following:

Product                  Description
Exide(R) Champion(R) and These batteries include a comprehensive range of vented, maintenance-free lead acid
private label            batteries, from a basic battery to a premium battery with enhanced power cold cranking amps and a 72 month warranty. These batteries are sold under the
                         Champion(R) and Exide(R) brand name as well as various private labels.

Exide NASCAR Select(R)   Our Exide NASCAR Select(R) batteries are officially licensed by NASCAR. Our
and Champion             Champion Trailblazer(R) batteries are targeted at light trucks and SUV vehicles. Both
Trailblazer(R)           the Champion Trailblazer(R) and the Exide NASCAR Select(R) batteries include a number of features differentiating them from conventional batteries, including increased durability, resistance to vibration and battery performance and life.

Exide Select Orbital(R)  Through its patented spiral wound technology and state-of-the-art recombinant design, this battery can be recharged in a fraction of the time needed for conventional batteries, and has high power output and superior vibration resistance compared with a conventional lead acid battery.

   Batteries used for marine and recreational vehicles include the Stowaway(R) and Nautilus(R) brands, which employ technology to satisfy the power requirements of large engines, sophisticated electronics and on-board accessories. For the marine market, we produce the Exide Select Orbital(R) Marine, which brings all the advantages of Exide's patented spiral wound technology to the marine market. The Exide Select Orbital(R) Marine maintains nearly a full charge during the off-season, and can be quickly recharged. This battery is also sealed, making it ideal for closed environments (such as inside a boat hull). The Exide Select Orbital(R) Marine battery is complemented by the Stowaway(R) Powercycler(R), which was the first sealed, AGM battery introduced in the marine battery market. The Stowaway(R) Powercycler(R) is a completely sealed, VRLA battery with AGM technology and prismatic plates that offers features and benefits similar to the Exide Select Orbital(R). We also produce the Nautilus(R) Gold Dual Purpose and the Stowaway(R) Dual Purpose, a combination battery, replacing separate starting and deep cycle batteries in two-battery marine and recreational vehicle systems, and the Nautilus(R) Mega Cycle and Stowaway(R) Deep Cycle, a high performance, dual terminal battery.

   We sell aftermarket batteries in Europe primarily through battery wholesalers, OEM dealer networks, hypermarkets, European purchasing centers and oil companies. Wholesalers and OEM dealers have traditionally represented the majority of this market, but supermarket chains, replacement-parts stores (represented by purchasing associations) and hypermarkets have become increasingly important. Battery wholesalers now sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers, and supermarkets throughout Europe.

   Demand for conventional automotive replacement batteries in the European aftermarket is affected by the same major factors influencing the aftermarket in North America. In Europe, mass merchandisers have gained market share in recent years. Buying groups representing smaller battery resellers have grown and begun to expand. The European aftermarket is less concentrated than in North America at the present time and we believe Exide is well-positioned to supply mass merchandisers, buying groups and individual resellers.

   We have a leading position in the automotive aftermarket in most European countries and our customers include ADI, KWIK FIT and many other leading aftermarket battery distributors. We sell our aftermarket batteries in Europe under a variety of well-known brand names, including Exide, Fulmen, DETA, Tudor, SONNAK, and Centra.

   In Europe, our product offerings vary by market. We generally offer a basic model, an upgrade model, a premium model and various niche products in each market. Exide has five major Company-owned brands in Europe. Exide(R) and Tudor(R) are promoted as pan-European brands, whereas Deta(R), Centra(TM) and Fulmen(TM) have strong local awareness levels.

   The following describes our product offerings in the United Kingdom and is representative of our product offerings elsewhere in Europe:

Product     Description

Basic(TM)   This is our basic model. It uses traditional lead acid technology, has average power and cold-cranking capabilities, carries a 12-month warranty and is adequate for most conventional automotive uses. The same or similar battery is marketed under private label brand names in France, Germany and Spain, under the Basic name in
            Italy and under various other names in other markets.

Classic(TM) This is our upgrade model. It still uses traditional lead acid technology, and has increased power and cold-cranking capabilities. This battery carries a 24-month warranty. The same or similar batteries are marketed under the Equipe name in
            France, the Classic name in Germany, the Leader name in Italy, the Tudor name in
            Spain and under various other names in other markets.

Product     Description

Ultra(TM)   This is our premium model. It has a number of added features including higher power and a 36-month warranty. The same or similar batteries are marketed under the Formula name in France, the Top Start Plus name in Germany, the Ultra name in Italy, the Millennium 3 name in Spain and under various other names in other markets.

STR/STE(TM) Our STR/STE batteries use recombination technology to allow a lead acid battery to be installed in the passenger compartment of an automobile with little or no fluid loss or acid fumes under normal operating conditions. Our STE technology was approved for use by BMW and was included in some models beginning with the
            2000 model year.

Maxxima(TM) This is the equivalent of the Exide Select Orbital(R) described above. We market this battery under the Maxxima brand name throughout Europe.

Quality

   We recognize that product performance and quality are critical to our success and we have undertaken a company-wide quality improvement effort. In April 2001, the Company launched its EXCELL (Exide's Customer-focused Excellence Lean Leadership) program to systematically eliminate waste and implement the concepts of continuous flow and customer pull throughout the entire Exide supply chain. The EXCELL initiative is intended to implement lean production and other quality improvements. The system, now being implemented at 62 Exide facilities worldwide, also incorporates best practices to improve product quality, workplace safety and regulatory compliance. The best processes include Kaizen (continuous improvement); mistake proofing; quality control process charting; total productive maintenance; business process re-engineering; one piece flow; standard work; six sigma (measure of variance); quick changover; 5S (everything has a place and everything in its place); and visual factory.

   Our quality effort begins in the design phase with an in depth understanding of customer and application requirements. Our batteries are designed to the required performance, industry and customer quality standards, using design processes, tools and materials to achieve reliability and durability. Our commitment to quality continues through our manufacturing process. We have quality audit processes and standards in each of our production facilities. We have established an employee Lead Quality Continuous Improvement Team, and many of our plants have established quality-related incentive plans for hourly employees. Our quality program extends past the point of sale. We offer warranties on our products, inservice product evaluations, and we conduct customer satisfaction surveys.

   Most of our major production facilities are approved under ISO 9000, QS 9000 or equivalent quality standards. Also, we have obtained ISO 14001 certification at eight of our manufacturing plants, including TS16949 certification at three of these facilities. We have received quality certification from Renault, PSA Group, BMW, VW/Audi and Fiat and Q1 approval from Ford. In addition, several of our plants are AQAP approved by the military organizations of different countries. We have received quality certifications from many Network Power customers such as NTT and Motorola.

Research and Development

   We are committed to developing new and technologically advanced products, services and systems that provide superior performance and value to our customers. To support this commitment, we focus significant attention on developing opportunities across our global businesses.

   We have focused our global research and development activities into a central facility in Europe. Scientists and engineers at this facility are currently focused on projects to enhance the lead acid battery technology for the benefit of the entire Company.

   In addition, we also operate a number of product and process-development centers around the world. These centers work cooperatively to define and improve our product design and production processes.Examples of projects currently underway include continuous grid making processes, battery assembly automation and productivity and product improvement programs. By leveraging this network, we have been able to transfer technologies, product and process knowledge among our various operating facilities, thereby adapting best practices from around the world for use throughout the Company.

   In addition to our in-house efforts, we are forming alliances and collaborative partnerships to pursue knowledge developments. One example of this strategy is the collaborative agreement with Siemens VDO Automotive AG announced on September 24, 2001 to develop energy-management systems for 14- and 42-volt automotive electrical and electronic architectures for the global OEM market. Through this partnership, the companies intend to co-develop and market products and systems designed to optimize electrical-energy management in vehicles, such as advanced software and state-of-charge/state-of-health sensors. Other new vehicle technologies creating demand for 42-volt power include electric power steering, electromechanical brakes and advanced electrically-controlled heating and air conditioning systems.

   The Company has established similar arrangements with Lear Corporation and Valeo in the Transportation area.

Patents, Trademarks and Licenses

   We own or have a license to use various trademarks that are valuable to our business. At present we own more than 800 trademarks and license the right to use fewer than 50 trademarks worldwide. While we believe these trademarks and trade names enhance the brand recognition of our products and are therefore important to our business, we do not believe any of these individually are material to our business. An unaffiliated company has rights to use the Exide(R) mark in approximately 37 foreign countries and Exide Electronics Group, Inc., an unaffiliated company, is licensed to use the Exide(R) name on certain devices. These licenses are not, however, material to the conduct of our business or results of operations.

   We have generated a large number of patents in the operation of our business and currently own all or a partial interest in more than 800 patents worldwide. We also have more than 1,000 applications for patents pending. Although we believe our patents and patent applications collectively are important to our business and that technological innovation is important to our market competitiveness, currently no patent individually is material to operation of the business or its financial condition.

   At the present time, the Company is not engaged to any significant extent in commercialization of its technology or brand names.

Manufacturing, Raw Materials and Suppliers

   Lead is the primary material by weight used in the manufacture of lead acid batteries, representing approximately one-fourth of the cost of goods produced. We obtain substantially all of our North American lead requirements through the operation of our six secondary lead recycling plants, which reclaim lead by recycling spent lead acid batteries. In North America, batteries are obtained for recycling from our customers and through our Company-owned branch networks.

   The Company is party to three supply agreements with Daramic, Inc. ("Daramic") expiring in December 2009 for the purchase of separators, a critical component of battery manufacturing. The agreements restrict the

Company's ability to source separators from other suppliers and provide for substantial minimum annual purchase commitments. The Company purchases substantially all of its separator requirements from Daramic and the Company does not believe there exists a readily available alternative source or sources of supply for the volume of separators Daramic provides. As a result, any substantial disruption in supply from Daramic would likely have a material adverse impact on the Company. In May 2002, Daramic filed a motion in the Bankruptcy Court to compel the Company to accept or reject the supply agreements. Following negotiation with Daramic, the Company agreed to pay approximately $10 million due with respect to the period prior to the Company's Chapter 11 filing and, subject to Bankruptcy Court approval, to accept the contracts with certain agreed upon amendments.

   Other key raw materials and components in the production of batteries include lead oxide, acid, plastics and chemicals, which are generally available from multiple sources. We have not experienced any material stoppage or disruption in production as a result of the unavailability, or delays in the availability, of raw materials.

Competition

Motive Power Segment

   Exide has the largest market share for motive power products on a global basis. The Hawker Battery Group acquired in 2001 by EnerSys is number two in Europe. Other competitors in Europe include Fiamm, Hoppecke, BAE and MIDAC. Exide ranks second to Enersys in market share in North America. In North America, the other major competitors are C&D Technologies and East Penn. In Asia, JSB, Panasonic, Yuasa and Hitachi are the major competitors with Yuasa being the market leader. In countries such as Brazil, China and India, local manufacturing is required and Exide is currently serving these markets on a limited basis through export sales.

   Quality, reliability, delivery and price are important differentiators in the motive power market along with technical innovation and responsive service. Well-known brands are also important and Exide's Chloride Motive Power, Deta, GNB, Tudor and Sonnenschein are among the leading brands in the world.

Network Power Segment

   EnerSys, following the acquisition of Hawker Battery Group in 2001, has the largest market share on a global basis with Exide ranking second in the world.

   Exide ranks second to C&D Technologies in North America and maintains the leading share in Europe. In Asia, Yuasa has a market leadership position. Competition in this segment has intensified given the recent slowdown and decline in the industry demand for batteries.

   Quality, reliability, delivery and price are important differentiators in the network power market, along with technical innovation and responsive service. Well-known brands are also important and Exide's Absolyte(R), Sonnenschein(R), Marathon, Sprinter and Classic are among the leading brands in the world.

   The Company is implementing a plant rationalization and overhead reduction program, as well as lean manufacturing and strategic sourcing initiatives, to better enable it to respond to the changing market conditions.

Transportation Segment

   The North American and European transportation markets are highly competitive. The manufacturers in these markets compete primarily on price, quality, technical innovation, service and warranty. Well-recognized brand names are also important for aftermarket customers who do not purchase private label batteries. Most sales are made without long-term contracts.

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

   Our largest competitors in the North American OEM market are Delphi Automotive Systems and Johnson Controls. OEMs change battery suppliers less frequently than aftermarket customers but, because of their size, can influence market participants to compete on price and other terms.

   Exide has the largest market position in Europe in automotive batteries, both aftermarket and original equipment. Our next largest single competitor in the automotive markets is Varta, followed by Fiamm and Hoppecke.

   The European battery markets, particularly in the automotive OEM and industrial areas, have undergone severe price competition.

   We expect competition to remain intense. We seek to maintain and grow our market positions and customer base through strong brands, improved product performance, quality, customer service and cost reduction.

Environmental, Health and Safety Matters

   The Company, particularly as a result of its manufacturing, distribution and recycling operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, releasing, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to monitoring of employee health. The Company devotes resources to attaining and maintaining compliance with environmental and occupational health and safety laws and regulations and does not currently believe environmental, health or safety compliance issues will have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

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

North America

   The Company has been advised by the U.S. Environmental Protection Agency or state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at 90 federally defined Superfund or state equivalent sites (including 16 former GNB sites). At 61 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all PRPs that have been identified and are financially viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

   The Company currently has greater than 50% liability at three Superfund sites. Other than these sites, the Company's allocation exceeds 5% at seven sites for which the Company's share of liability has not been paid as of March 31, 2002. The current allocation at these seven sites averages approximately 22%.

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

International

   The Company is subject to numerous environmental, health and safety requirements and is exposed to differing degrees of liabilities, compliance costs, and cleanup requirements arising from its past and current activities in various international locations including Europe. The laws and regulations applicable to such activities differ from country to country and also substantially differ from U.S. laws and regulations. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements in each country.

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

   The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 2002 the amount of such reserves on the Company's consolidated balance sheet were $70.5 million. Of this amount, $56.3 million was included in other non-current liabilities.

   In the United States, the Company has advised each state and federal authority with whom we have negotiated plans for environmental investigations or remediation of the Company's Chapter 11 filing as required by those agreements or applicable rules. In some cases these authorities may require the Company to undertake certain agreed remedial activities under a modified schedule, or may seek to negotiate or require modified remedial activities. Such requests have been received at several sites and are the subjects of ongoing discussions. At this time no requests or directives have been received which, individually or in the aggregate, would alter the Company's reserves or have a material adverse effect on the Company's business, financial condition or results of operation.

Employees

   Total worldwide employment was approximately 17,300 at March 31, 2002, compared to 20,000 at March, 2001, reflecting the impact of the Company's ongoing restructuring actions and cost reduction efforts.

   North America. As of March 31, 2002, we employed approximately 1,700 salaried employees and approximately 4,700 hourly employees in North America. Approximately 40% of such salaried employees are engaged in sales, service, marketing and administration and approximately 60% in manufacturing and engineering. Approximately 23% of our hourly employees are represented by unions. Relations with the unions are generally good. Contracts covering approximately 700 of our union employees expire in fiscal 2003, and the remainder thereafter.

   Europe. As of March 31, 2002, we employed approximately 3,900 salaried employees and approximately 6,400 hourly employees in Europe. Approximately 75% of such salaried employees are engaged in sales, service, marketing and administration and approximately 25% in manufacturing and engineering. Our hourly employees are generally represented by unions. Relations with the unions are generally good. Contracts covering most of our European union employees expire on various dates through calendar year 2002.

Backlog

   Our Network Power and Motive Power order backlog at March 31, 2002 was approximately $72 million and $12 million, respectively. We expect to fill virtually all of the March 31, 2002 backlog during fiscal 2003. Our transportation backlog at March 31, 2002 was not significant.

Financial Information About Foreign and Domestic Operations and Export Sales

   See Note 21 to the Company's consolidated financial statements appearing elsewhere herein.

Item 2.  Properties

   The chart below lists the location of our principal facilities. All of the facilities are owned unless otherwise indicated. Substantially all of our owned and leased properties in the U.S. are subject to liens or security interests under the DIP Credit Facility and/or the Pre-Petition Senior Secured Credit Facility, and two owned facilities located in England are subject to liens under the Pre-Petition Credit Facility. The leases for leased facilities expire at various dates through 2016.

                            Approximate
         Location          Square Footage                         Use
         --------          --------------                         ---
North America:
Alpharetta, GA............      51,300    (leased) Executive Offices
Baton Rouge, LA...........     176,000             Secondary Lead Smelting
Bollingbrook, IL..........      55,000    (leased) Distribution Center
Bristol, TN...............     631,000             Battery Manufacturing
Cannon Hollow, MO.........     137,000             Secondary Lead Smelting
City Of Industry, CA......     159,000    (leased) Distribution Center
Florence, MS..............     138,000             Battery Manufacturing
Fort Erie, Canada.........      90,000             Distribution Center
Fort Smith, AR............     223,000    (leased) Industrial Battery Manufacturing
Frisco, TX................     132,000             Secondary Lead Smelting
Kankakee, IL..............     270,000             Industrial Battery Manufacturing
                                                     and Distribution
Kansas City, KS...........     140,000             Industrial Battery Manufacturing
Lampeter, PA..............      82,000             Battery Plastics Manufacturing
Lombard, IL...............      62,000    (leased) Executive Offices
Manchester, IA............     286,000             Battery Manufacturing
                                                     Distribution Center
Muncie, IN................     174,000             Secondary Lead Smelting
Princeton, NJ.............      18,000    (leased) Executive Offices
Reading, PA...............     125,000             Secondary Lead smelting and Poly
                                                     Reprocess
Reading, PA...............      77,000             Distribution Center
Salina, KS................     260,000    (leased) Battery Manufacturing
Salina, KS................     100,000    (leased) Distribution Center
Shreveport, LA............     280,000    (leased) Battery Manufacturing
Sumner, WA................      50,000             Distribution Center
Vernon, CA................     220,000             Secondary Lead Smelting

Europe and Other:
Sydney, Australia.........     230,000             Industrial Battery Manufacturing/
                                                     Distribution Center
Elizabeth, South Australia     145,000             Automotive Battery Manufacturing
Bolton, England...........     274,000             Industrial Battery Manufacturing
Auxerre, France...........     341,358             Automotive Battery Manufacturing
Gennevilliers, France.....      60,494             Executive Offices
Gennevilliers, France.....      20,149             Research and Executive Offices
Lille, France.............     409,828             Industrial Battery Manufacturing
Nanterre, France..........     206,022             Automotive Battery Manufacturing
Peronne, France...........     106,369             Plastics Manufacturing
Bad Lauterberg, Germany...   1,303,002             Manufacturing, Administrative and
                                                     Warehouse
Budingen, Germany.........     928,171             Industrial Battery Manufacturing
                                                     and Administration

                                  Approximate
            Location             Square Footage                        Use
            --------             --------------                        ---
Weiden, Germany.................   1,087,153             Industrial Battery Manufacturing
Avellino, Italy.................      47,000             Automotive Battery Manufacturing
Canonica d'Adda, Italy..........     203,000             Automotive Battery Manufacturing
Casalnuovo, Italy...............   5,155,908             Industrial Battery
Fumane di Valipolicella, Italy..      65,000             Industrial Battery Manufacturing
Romano Di Lombardia, Italy......     266,000    (leased) Automotive Battery Manufacturing
Lower Hutt, New Zealand.........      90,000             Automotive Battery Manufacturing
Poznan, Poland (five)...........     847,500             Automotive Battery Manufacturing
Castanheira do Riatejo, Portugal   1,872,918             Industrial Battery Manufacturing
Azuqueca de Henares, Spain......   1,782,548             Automotive Battery Manufacturing
Bontmati, Spain.................      63,000             Secondary Lead Smelting
La Cartuja, Spain...............   1,670,000             Industrial Battery Manufacturing
Cubas de la Sagra, Spain........   1,860,000             Secondary Lead Smelting
Malpica, Spain..................     213,000             Automotive Battery Manufacturing
Manzanares, Spain...............     438,000             Automotive Battery Manufacturing
San Esteban de Gormaz, Spain....      63,000             Secondary Lead Smelting
Torrejon, Spain.................      64,583             Industrial Battery Manufacturing
Manisa, Turkey..................     184,063             Automotive Battery Manufacturing
Cwmbran, Wales..................     105,000             Automotive Battery Manufacturing

   In addition, we also lease distribution outlets in the U.S. and Europe.

   We believe that our facilities are in good operating condition, adequately maintained, and suitable to meet our present needs.

Item 3.  Legal Proceedings

  Bankruptcy Considerations

   As of the Petition Date, substantially all pending litigation against the Debtors was stayed. We cannot predict what action, if any, the Bankruptcy Court may take with respect to pending litigation.

  Former Senior Executives of the Company: Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier.

   Exide established a $13.4 million reserve in fiscal 2000 to cover litigation related to allegations that used batteries were sold as new. The Company has resolved these claims, including the third quarter fiscal 2002 settlement of the sole remaining "legacy" action, Houlihan v. Exide. As a result of the Houlihan settlement, the Company recorded an additional expense in the third quarter of fiscal 2002 of $1.4 million for reimbursement of legal fees. At March 31, 2002, there is approximately a $2.5 million reserve remaining, representing the Company's estimate of its remaining obligations under the Houlihan and other "legacy" settlements.

   On March 23, 2001, Exide reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of certain former senior executives of the Company. Under the terms of that settlement Exide agreed to pay a fine of $27.5 million over five years, to five-year's probation and to cooperate with the U.S. Attorney in her prosecution of Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company's compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against Exide if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved

$31.0 million for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1.0 million in the third quarter of fiscal 2002. At March 31, 2002, approximately
$27.5 million of this reserve remains. As a result of the imposition of the automatic stay arising upon the Company's Chapter 11 filing, the Company has not made the first installment payment of its $27.5 million fine. The Company is uncertain as to the effect of this non-payment and the bankruptcy filing with respect to the plea agreement.

   Exide is currently involved in litigation with the former senior executives referenced above. The former senior executives made claims to enforce separation agreements, reimbursements of legal fees, and other contracts, and Exide has filed claims and counterclaims asserting fraud, breach of fiduciary duties, misappropriation of corporate assets and civil conspiracy. In addition, Exide has filed an action in the Bankruptcy Court against the former senior executives to recover certain payments of legal fees Exide was required to advance to such individuals prior to the Petition Date.

   The Company has filed a claim with its insurers for reimbursement of the amounts paid to the former executives, and believes it is entitled to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivable for such reimbursements at March 31, 2002.

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

   The Company's preliminary review of these claims suggest they are without merit, and the Company plans to vigorously defend itself in these matters. The Company does not believe any reserves are currently warranted for these claims. See Critical Accounting Policies and Estimates, Litigation, in Item 7 of this Report.

  GNB Acquisition

   In July 2001, Pacific Dunlop Holdings (US), Inc. ("PDH") and several of its foreign affiliates (the "Sellers") under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment, and conversion against Exide and three of its foreign affiliates. The Sellers maintain they are entitled to approximately $16.4 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants' motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and a counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. To the extent this action implicates Exide's interests, management plans to vigorously defend the action and pursue the counterclaim.

   In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of about $3.1 million for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security for workers compensation insurance policies allegedly provided by PDH for GNB's performance of certain of GNB's obligations to third parties, that PDH claims Exide was obligated to replace. Exide's answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB's cash assets, the claims relating to this action are currently subject to the automatic bankruptcy stay.

  Other

   On June 6, 2002, McKinsey & Company International filed suit against Exide Holding Europe, S.A., Compagnie Europeene D'accumulateurs, S.A., Euro Exide Corporation Ltd., Exide Italia S.r.l, Deutsche Exide GmbH and Exide Transportation Holding Europe, S.L. in the United States District Court for the Southern District of New York, seeking to compel arbitration of McKinsey's request for payment of approximately $5 million in consulting fees. The Company intends to defend the suit and denies liability thereunder.

   Exide is a defendant in an arbitration proceeding initiated in October of 2001, by Margulead Limited ("Margulead"). In June of 1997, GNB, now an operating division of Exide, entered into an agreement with Margulead to build a facility to test and develop certain lead acid battery recycling technology developed by Margulead. This agreement was terminated by Exide after the Margulead technology failed to meet initial performance criteria. Margulead now alleges breach of contract and has requested damages in the amount of approximately $2.6 million, which represents the projected cost of building a testing facility. Margulead has indicated that it may amend its claim to seek up to $9.0 million in damages. Because Margulead is a foreign entity and the arbitration is pending in London, the arbitration is currently proceeding notwithstanding Exide's Chapter 11 proceedings. The Company intends to defend the claim and denies liability thereunder.

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

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is currently traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "EXDTQ". Prior to delisting on February 15, 2002 the Company's common stock had been traded on the New York Stock Exchange. The following table presents the high and low sales prices for our common stock as reported on the consolidated transaction reporting system and dividends declared for the quarters indicated. The Company's Board of Directors suspended payment of dividends on the common stock on November 8, 2001.

                                    Fiscal Year Ending March 31
                                    ---------------------------
                                     Sales Prices
                                    ---------------  Dividends
                                     High     Low    Declared
                                    ------- ------- -----------
                                                    (per share)
                 2000:
                    First Quarter.. $16.375 $10.000    $0.02
                    Second Quarter.  14.625   9.375     0.02
                    Third Quarter..  11.125   7.438     0.02
                    Fourth Quarter.  17.500   7.438     0.02

                 2001:
                    First Quarter.. $12.063 $ 7.750    $0.02
                    Second Quarter.  10.500   6.875     0.02
                    Third Quarter..  10.188   6.875     0.02
                    Fourth Quarter.  10.906   7.297     0.02

                 2002:
                    First Quarter.. $12.300 $ 7.600    $0.02
                    Second Quarter.  11.000   3.650     0.02
                    Third Quarter..   3.890   0.390     0.00
                    Fourth Quarter.   1.490   0.320     0.00

   The last reported sale price of the common stock on the OTC Bulletin Board on August 14, 2002 was $0.58 per share. As of August 14, 2002 we had 27,383,084 shares of our common stock outstanding and there were 731 record holders of common stock.

Item 6.  Selected Financial Data (In thousands, except per share data):

   The following table sets forth selected financial data for Exide. You should read this information in conjunction with our consolidated financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that appear elsewhere in this document. The selected financial information for the fiscal years ending March 31, 1998 and 1999 has been restated. See Note 2 to the Consolidated Financial Statements herein.

                                                            Fiscal Year Ended March 31,
                                            ----------------------------------------------------------
                                               1998        1999        2000        2001        2002
                                            ----------  ----------  ----------  ----------  ----------
Statement of Operations Data
   Net sales............................... $2,273,126  $2,374,278  $2,194,447  $2,432,102  $2,428,550
   Gross profit............................    604,091     559,256     533,263     584,027     510,317
   Selling, marketing and advertising
     expenses..............................    311,683     334,638     319,476     340,616     337,355
   General and administrative expenses.....    135,606     169,744     145,770     157,459     178,842
   Restructuring and other.................         --          --      39,336     113,166      33,122
   Operating income (loss)(4)..............    145,732       6,006     (19,560)    (36,678)   (168,556)
   Interest expense, net...................    112,301     111,679     103,988     117,652     136,241
   Income taxes............................     14,010      23,001      10,769       8,632      (1,422)
   Income (loss) before extraordinary loss
     and cumulative effect of change in
     accounting principle..................     19,535    (126,693)   (136,042)   (164,585)   (303,586)
   Extraordinary loss (1)(2)...............    (28,513)       (301)         --          --          --
   Cumulative effect of change in
     accounting principle (3)..............         --          --          --          --        (496)
   Net income (loss)....................... $   (8,978) $ (126,994) $ (136,042) $ (164,585) $ (304,082)
   Basic net income (loss) per share....... $    (0.44) $    (5.98) $    (6.40) $    (7.02) $   (11.35)
   Diluted net income (loss) per share..... $    (0.42) $    (5.98) $    (6.40) $    (7.02) $   (11.35)
   Other Financial Data
   Cash provided by (used in):
       Operating activities................ $  167,499  $   77,219  $   95,648  $   90,190  $   (6,665)
       Investing activities................    (76,182)    (22,356)    (12,623)   (355,920)    (58,462)
       Financing activities................    (95,446)    (70,238)    (73,987)    259,468      73,720
   Capital expenditures....................     87,315      76,211      63,953      69,495      61,323
   Cash dividend per Share................. $      .08  $      .08  $      .08  $      .08  $      .04
Balance Sheet Data (at period end)
   Working capital (deficit) (5)........... $  518,922  $  301,663  $  213,468  $  183,618  $ (951,866)
   Property, plant and equipment, net......    535,113     543,702     443,344     632,935     530,220
   Total assets............................  2,331,549   2,195,816   1,901,461   2,298,925   1,915,868
   Total debt..............................  1,248,983   1,205,806   1,118,385   1,347,046   1,413,272
   Common stockholders' equity
     (deficit).............................    274,954     134,135     (66,376)   (256,639)   (555,742)

--------
(1) During fiscal 1998, the Company recorded a loss of $28,513 (net of a tax benefit of $3,667) resulting from a modification of debt in connection with entering a bond swap agreement for $21,000 (principal amount) of its 10% Senior Notes; the retirement of its 10.75% Senior Notes and the remainder of its 12.25% Senior Subordinated Deferred Coupon Debentures; the retirement of the U.S. Credit Agreements and European Facilities Agreement in connection with entering into the Senior Secured Global Credit Facilities Agreement; a modification of debt in connection with reducing the maximum commitment on the European Facilities Agreement; and the redemption of $108,119 (face value) of its outstanding 12.25% Zero-Coupon Bonds.

(2) During fiscal 1999, the Company recorded a loss of $301 with no income tax effect resulting from a modification of debt in connection with entering into bond swap agreements for $4,430 (principal amount) of its 10% Senior Notes.

(3) The cumulative effect of change in accounting principle resulted from the adoption by the Company of SFAS 133 on April 1, 2001.

(4) Fiscal 2002 operating loss included goodwill impairment charges of $105,000 and loss on debt-to-equity conversion of $13,873.

(5) Working capital (deficit) is calculated as current assets less current liabilities, which at March 31, 2002 reflects the reclassification of certain long-term debt as current.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   On April 15, 2002, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company incurred a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of current adverse economic conditions, particularly in the telecommunications industry, ongoing competitive pressures, and recent capital market volatility. These factors contributed to a loss of revenues and has resulted in significant operating losses and negative cash flows, severely impacting the Company's financial condition and its ability to maintain compliance with debt covenants.

   The Company's operations outside of the U.S. are not included in the Chapter 11 proceedings.

   On May 10, 2002 the Company received final Bankruptcy Court approval of the $250 million DIP Credit Facility. The DIP Credit Facility requires maintenance of certain financial covenants and other restrictions on matters such as indebtedness, guarantees and future sale of assets.

   Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. In addition, the Debtors may also assume or reject executory contracts, including lease obligations, subject to the approval of the Bankruptcy Court and certain other conditions (see, Item
1. Business, Overview in this Report).

Factors Which Affect Our Financial Performance

   Competition. The global Transportation, Motive Power and Network Power battery markets, particularly in North America and Europe, are highly competitive. In recent years, competition has continued to intensify and we continue to come under increasing pressure for price reductions. This competition has been exacerbated by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting our markets.

   Exchange Rates. We are exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. We are also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of our non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. Our results for the periods presented herein were adversely impacted by the overall weakness in European currencies.

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

   Lead. Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-fourth of our cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from us, and when lead prices increase, customers may resist price increases.

Critical Accounting Policies and Estimates

   The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the

Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company believes the following critical accounting policies and estimates affect the preparation of its consolidated financial statements.

   Inventory Reserves. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the third quarter of fiscal 2002 we began a company-wide effort to reduce inventory levels. Based on those findings, the Company concluded that it would not recover the carrying costs of certain of this excess inventory. This excess inventory has been written down to its estimated recoverable value. As this effort continues we may determine that actual recoveries differ from those estimated.
   Valuation of Long-lived Assets. The Company's long-lived assets include property, plant and equipment, goodwill and identified intangible assets. Long-lived assets (other than goodwill and indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of goodwill and indefinite-lived intangible assets are based upon our estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, we may be required to record impairment charges. An erosion of future business results in any of our business units could create impairment in goodwill or other long-lived assets and require a significant write down in future periods.

   Deferred Taxes. The Company records a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

   Warranty Reserves. The Company recognizes a provision for the estimated cost of product warranties in the period in which the related revenue is recognized. While we engage in product quality programs and processes, including independent testing of product performance and compliance to ratings, our warranty obligation is affected by product failure rates and customers' in-store return policies and procedures. In addition, should actual product return rates or the lag between the date of sale and claim/return date differ from our estimates, revisions to estimated warranty reserves would be required.

   Environmental Reserves. The Company is subject to numerous environmental laws and regulations in all the countries in which it operates. In addition, we can be held liable for investigation and clean up of sites impacted by our past operating activities. In certain countries including the United States we maintain reserves for the reasonable cost of addressing these liabilities. These estimates are determined through a combination of methods, including outside estimates of likely expense and our historical experience in the management of these matters.

   Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company's environmental reserves and, therefore, additional charges are possible. Also future findings or changes in estimates could result in either an increase or decrease in the reserves and have a significant impact on the Company's liquidity.

   Purchase Commitments. The Company has three worldwide supply agreements, expiring in December 2009 to purchase its battery separators. The supply agreements were entered into in fiscal 2000 with Daramic, the party that purchased the Company's battery separators manufacturing operation as a condition of the sale of those operations. At the time of the sale, the agreements contained minimum annual purchase commitments in excess of the Company's requirements. Accordingly, the Company established a reserve, and reduced the gain on sale of the manufacturing operations, for commitments in excess of the Company's requirements and for the contractual purchase prices in excess of market. We currently have a reserve for the incremental purchase requirements over the remaining life of the agreement in excess of our projected requirements. Whenever there is a significant change in our unit volume outlook based on changes to our business plan, this reserve will be adjusted.

   Litigation. The Company has legal contingencies that have a high degree of uncertainty. When a contingency becomes probable and estimable a reserve is established. Numerous allegations have been made against the Company claiming bodily harm as a result of exposure to hazardous materials used in the manufacture of batteries. In addition, in connection with the acquisition of GNB, certain purchase price and other disputes are outstanding. The Company believes that liabilities for these matters are neither probable nor estimable. Therefore, no reserves have been established. If these matters are resolved differently, they could have a significant impact on the Company's future results and liquidity.

   Going Concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

   On April 15, 2002 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of current adverse economic conditions on the Company's markets, particularly the telecommunications industry, ongoing competitive pressures, and recent capital market volatility. These factors contributed to a loss of revenues and has resulted in significant operating losses and negative cash flows, severely impacting the Company's financial condition and its ability to maintain compliance with debt covenants.

   The ability of the Company to continue as a going concern is predicated upon, among other things, on confirmation of a bankruptcy reorganization plan, compliance with the provisions of both the DIP Credit Facility and other ongoing borrowing arrangements as well as the ability to generate cash flows from operations, possible asset sales and where necessary obtaining financing sources sufficient to satisfy the Company's future obligations. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the consolidated financial statements.

   The consolidated financial statements do not, however, include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. In addition, since the Company and certain of its U.S. subsidiaries filed for protection under the Bankruptcy Code subsequent to March 31, 2002, the accompanying consolidated financial statements have not been prepared in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and do not include disclosures of liabilities subject to compromise. Consolidated financial statements prepared subsequent to the filing date under Chapter 11 will be prepared reflecting such amounts subject to compromise.

   In preparing the consolidated financial statements, because the Company did not believe it would be in compliance with certain financial covenants included in the Company's Senior Secured Credit facility upon expiration of waivers on April 15, 2002, the Company has classified those obligations of the Debtors under the Senior Secured Credit Facility as short-term at March 31, 2002. In addition, the Company classified its 10% Senior Notes and Convertible Senior Subordinated Notes as short-term at March 31, 2002.

Results of Operations

Fiscal Year Ended March 31, 2002 compared with Fiscal Year Ended March 31, 2001

Overview

   Net loss for fiscal 2002 was $304.1 million, or $11.35 per diluted share versus net loss of $164.6 million or $7.02 per diluted share last year. Included in the consolidated net loss for fiscal 2002 is a non-cash third quarter charge of $105.0 million for goodwill impairment resulting from our evaluation of results of the Network Power business and our expectations that the current depressed telecommunication markets will not recover to fiscal year 2001 levels. Since March 31, 2002 the Company has experienced a deterioration in the performance of its European Network Power business. The Company evaluated the impact of these market conditions on the business and recorded a further goodwill impairment charge in its Network Power segment in first quarter fiscal 2003 results. Also included in Fiscal 2002 results is a non-cash charge of $13.9 million for a debt-to-equity conversion. Results also include restructuring and other merger related costs of $33.1 million and $113.2 million in fiscal 2002 and 2001, respectively.

Net Sales

   Net sales were $2,428.6 million for fiscal 2002 versus $2,432.1 million in fiscal 2001. On a pro-forma basis including GNB's operations for the first six months of fiscal 2001, net sales for fiscal 2001 would have been $489.3 million higher. This decrease resulted from lower sales volumes in all three of the Company's business segments during fiscal 2002. Net sales were also negatively impacted by $37.0 due to the weaker Euro.

   Transportation net sales were $1,518.1 million for fiscal 2002 versus $1,522.5 million last year. On a pro-forma basis including GNB's net sales for the first six months of fiscal 2001, fiscal 2001 net sales would have been $267.5 million higher. The decrease results from lower sales volume in North America due to the following events: 1) our decision to discontinue certain less profitable aftermarket accounts, which impacted sales volumes beginning in the first quarter of fiscal 2001; 2) volume losses attributable to difficulties in meeting certain second quarter fiscal 2002 customer orders as plants and product lines continued to be integrated due to the GNB acquisition which culminated with certain customers switching all or a portion of their requirements to other suppliers; 3) unseasonably mild weather throughout North America that negatively impacted consumer demand; 4) two battery retailers, Kmart and Quality Stores experienced financial difficulties that negatively impacted their order volumes; 5) the general downturn in the economy extenuated by the September 11th crisis and 6) uncertainties related to the Company's financial position. Currency negatively impacted Transportation net sales in fiscal 2002 by approximately $17.0 million.

   Motive Power net sales for the fiscal 2002 were $475.2 million versus $449.4 million last year. On a pro-forma basis including GNB's net sales for the first six months of fiscal 2001, fiscal 2001 net sales would have been $74.3 million higher. The decrease results from lower sales volumes due to the general softness in the overall economies in Motive Power's two major markets: The United States and Western Europe. Currency negatively impacted Motive Power net sales in fiscal 2002 by approximately $11.1 million.

   Network Power net sales for fiscal 2002 were $435.2 million versus $460.2 million last year. On a pro-forma basis, including GNB's net sales for the first six months of fiscal 2001, fiscal 2001 net sales would have been $147.5 million higher. The decrease reflects significantly weaker demand, principally in the North American telecommunications market during fiscal 2002. Currency negatively impacted Network Power net sales in fiscal 2002 by approximately $8.9 million.

Gross Profit

   Gross profit was $510.3 million in fiscal 2002 versus $584.0 million last year. On a pro-forma basis, including GNB's gross profit for the first six months of fiscal 2001, gross profit in 2001 would have been $89.2 million higher. The gross profit margin decreased to 21.0% in fiscal 2002 from 24.0% in fiscal 2001, primarily due to the addition of the less profitable GNB Transportation business, reduced sales volumes, higher production costs related to under-absorption of fixed overheads and certain fiscal 2002 purchase commitments and inventory charges. Weaker European currencies versus the U.S. dollar impacted gross profit by approximately $8.5 million.

   Transportation gross profit was $272.4 million in fiscal 2002 versus $303.6 million last year. On a pro-forma basis, including GNB's gross profit of $16.2 million in the first six months of fiscal 2001, gross profit in fiscal 2001 would have been $319.8 million. Lower North American sales volumes combined with higher production and logistics costs due to plant and product line integration, and planned reductions in the production schedule in the second half to bring inventory levels in balance with expected future demand adversely impacted results. Gross profit was further reduced by a $15.5 million charge to costs of sales to increase reserves for purchase commitments (See Note 17) and charges to write-down excess inventories of approximately $3.0 million from ongoing inventory rationalization efforts. Gross margins were 17.9% in the current year versus 19.9% in the prior year. Currency negatively impacted Transportation gross profit margin by approximately $3.9 million.

   Motive Power gross profit was $128.7 million in fiscal 2002 versus $137.5 million last year. On a pro-forma basis, including GNB's gross profit of $17.9 million for the first six months of fiscal 2001, gross profit for fiscal 2001 would have been $155.4 million. Gross profit was negatively impacted by lower sales volumes and higher production costs related to under-absorption of fixed overheads. Gross margin as a percent of net sales was 27.1% in the current year versus 30.6% last year. The addition of higher margin GNB Motive Power products was offset by higher production costs related to under-absorption of fixed overheads, pricing pressures and an unfavorable product mix. Currency negatively impacted Motive Power gross profit margin by approximately $3.3 million.

   Network Power gross profit was $109.2 million this year versus $143.0 million last year. On a pro-forma basis including GNB's gross profit of $55.1 million in the first six months of fiscal 2001, fiscal 2001 gross profit would have been $198.1 million. Lower sales volumes and higher production costs related to under-absorption of fixed overheads negatively impacted results. In addition gross profit was negatively affected by a $3.0 million charge to writedown excess inventories in connection with our company-wide program to significantly reduce inventories and a $2.2 million charge to write-off inventory in our operation in China. Gross margin as a percent of net sales was 25.1% in the current year versus 31.1% last year. The decline in gross profit margins was the result of higher production costs related to the under absorption of fixed overheads, pricing pressure and an unfavorable product mix. Currency negatively impacted Network Power gross profit margin by approximately $1.3 million.

Operating Expenses

   Operating expenses increased from $620.7 million in fiscal 2001 to $678.9 million in fiscal 2002. Fiscal 2002 operating expenses included the goodwill impairment of Network Power of $105.0 million. Included in operating expenses are restructuring charges of $113.2 million last year and $33.1 million this year. GNB had $69.9 million in operating expenses in the first six months of fiscal 2001. Fiscal 2002 operating expenses were favorably impacted by the Company's cost-reduction programs and the elimination of goodwill amortization due to the adoption of FAS 142. Also, weaker European currencies favorably impacted operating expenses by approximately $13.2 million in fiscal 2002.

   Transportation operating expenses decreased from $365.9 million in fiscal 2001 to $282.4 million in fiscal 2002. GNB had $31.9 million of Transportation operating expenses in the first six months of fiscal 2001. The decrease in operating expenses are a result of savings from the headcount reductions taken over the past eighteen months offset by a $12.6 million bad debt provision on our pre-petition outstanding receivable as a result of Kmart's Chapter 11 bankruptcy filing in January 2002. Currency favorably impacted Transportation operating expenses by approximately $3.6 million.

   Motive Power operating expenses increased from $108.5 million in fiscal 2001 to $112.4 million in fiscal 2002. GNB had $15.9 million of Motive Power operating expenses in the first six months of fiscal 2001. Offsetting the inclusion of GNB operations were savings from the headcount reductions taken over the past eighteen months. Currency favorably impacted Motive Power operating expenses by approximately $5.8 million.

   Network Power operating expenses increased from $87.2 million in fiscal 2001 to $219.7 million in fiscal 2002. Fiscal 2002 Network Power operating expenses include the goodwill impairment of $105.0 million. GNB had $21.7 million of Network Power operating expenses in the first six months of fiscal 2001. The remaining increase was due to the inclusion of GNB operations and a provision for bad debts related to our operations in China of $3.4 million, recognized in the third quarter of fiscal 2002. Currency favorably impacted Network Power operating expenses by approximately $3.8 million.

   Unallocated operating expenses including other (income) expense, net were $59.1 million in fiscal 2001 versus $64.3 million in fiscal 2002. Current year operating expenses includes a gain of $8.2 million, due to the Lion Compact Energy agreement termination. The increase is also impacted by the elimination of goodwill amortization in fiscal 2002. Goodwill amortization was $14.9 million in fiscal 2001. Other (income) expense, net was $32.7 million in fiscal 2002 versus ($5.5) million in the same period last year. The change was primarily due to $13.9 million of charges related to debt for equity exchanges in the current year, refinancing costs incurred in connection with debt waiver obtained in the current year and prior year gains on asset sales of $18.4 million.

   Operating loss was $168.6 million, or (6.9%) of net sales versus operating loss of $36.7 million, or (1.5%) of net sales last year due to the items discussed above.

   Transportation operating loss was $10.0 million, or (0.7)% of net sales this year, versus operating loss of $62.3 million, or (4.1)% of net sales last year, due to the items discussed above.

   Motive Power operating income was $16.3 million, or 3.4% of net sales this year, versus operating income of $29.0 million, or 6.5% of net sales last year, due to the items discussed above.

   Network Power operating loss was $110.6 million, or (25.4)% of net sales, this year versus operating income of $55.7 million, or 12.1% of net sales, last year due to the items discussed above.

Interest expense, net

   Interest expense, net increased $18.5 million from $117.7 million to $136.2 million due to interest charges related to the GNB acquisition financing and the accelerated amortization of deferred financing fees recognized during the third and fourth quarters of fiscal 2002. The additional amortization was a result of the Company securing a waiver from its senior lenders on January 4, 2002 through April 12, 2002 of certain covenants contained in its Senior Secured Global Credit Facility. As a result, the Company shortened the amortization period to coincide with the expiration of the waiver.

Income Taxes

   In fiscal 2002, an income tax benefit of $1.4 million was recorded on a pre-tax loss of $304.8 million. In fiscal 2001, an income tax provision of $8.6 million was recorded on a loss of $154.3 million. The effective tax rate for the fiscal year 2002 was impacted by the recognition of valuation allowances on tax benefits generated from current period losses in both the United States and certain international regions, the tax treatment of the debt for equity exchanges and the Lion Compact Energy agreement termination as well as the non-deductibility of the Network Power goodwill impairment charge. As a result of certain pledges of stock of foreign subsidiaries in connection with bank amendments obtained during fiscal 2002, the Company was required to recognize certain foreign sourced income ("Subpart F Income") as a constructive dividend for U.S. tax purposes. The constructive dividend has otherwise reduced operating loss tax carry-forwards. During fiscal 2002 the Company reorganized the ownership structure of certain of its foreign subsidiaries and recorded an impairment charge on certain intercompany investments for statutory purposes. These actions have no effect on reported pre-tax operating results but resulted in a net tax benefit.

   A net loss of $304.1 million in fiscal 2002 versus a net loss of $164.6 million in the same period last year, resulted from the items discussed above.

Fiscal Year Ended March 31, 2001 Compared with Fiscal Year Ended March 31, 2000

Overview

   The Company reported a net loss of $164.6 million, or $7.02 per diluted share, for fiscal 2001, compared to a net loss of $136.0 million, or $6.40 per diluted share, for fiscal 2000. These reported results include restructuring and other merger related charges aggregating $113.2 million in fiscal 2001 and $39.3 million in fiscal 2000.

   On September 29, 2000 the Company acquired GNB for total consideration of $379.0 million. This acquisition was important to the Company's strategy as it provided the opportunity for a significant restructuring and integration of the combined North American Transportation businesses and allowed the Company to reenter the North American Network and Motive Power businesses as a result of GNB's strong presence in that market.

Net Sales

   Net sales increased 10.8% or $237.7 million to $2,432.1 million for fiscal 2001 versus $2,194.4 million in fiscal 2000. Included in fiscal 2001 year net sales was the addition of GNB's operations beginning in the third fiscal quarter. GNB's net sales in the third and fourth quarters of fiscal 2000 were $460.1 million. Lower Transportation sales were due to reduced volumes and average selling prices, which more than offset improvements in Motive Power and Network segments. Net sales in fiscal 2001 were also negatively impacted by $177.5 million due to weak European currencies versus the U.S. dollar. Net sales in fiscal 2000 were further reduced by $23.9 million, principally in the Transportation segment due to charges for warranty reserves recorded in the fourth quarter.

   Net sales in the Transportation segment for fiscal 2001 increased 2.4% to $1,522.5 million versus $1,486.9 million in fiscal 2000. GNB's net sales in its Transportation business were $273.1 in the third and fourth quarters of fiscal 2000. The addition of GNB's operations were offset primarily by volume declines in the aftermarket sector, particularly in North America and lower average selling prices. Also, currency unfavorably impacted Transportation net sales in fiscal 2001 by approximately $81.8 million. Net sales in fiscal 2000 were reduced by $21.8 million in the Transportation segment due to non-cash charges for a change in estimate of warranty reserves recorded in the fourth quarter.

   Motive Power net sales for fiscal 2001 were $449.4 million versus $401.6 million in fiscal 2000. GNB's net sales in its Motive Power business were $62.6 million in the third and fourth quarters of fiscal 2000. Currency negatively impacted Motive Power net sales in fiscal 2001 by approximately $51.3 million. The improvement resulted from strong demand and incremental volumes in our Motive Power markets.

   Network Power net sales for fiscal 2001 were $460.2 million versus $306.0 million in fiscal 2000. GNB's net sales in its Network Power business were $124.4 million in the third and fourth quarters of fiscal 2000. Currency negatively impacted Network Power net sales in fiscal 2001 by approximately $44.4 million. The improvement on a constant currency basis resulted from strong European demand in our network power markets throughout fiscal 2001, as well as strong demand in North America in the third and fourth quarters of fiscal 2001, particularly related to telecommunication applications.

Gross Profit

   Gross profit increased 9.5% to $584.0 million for fiscal 2001 compared to $533.3 million in the prior year. GNB's gross profit was $70.2 million in the third and fourth quarters of fiscal 2000. The weaker Euro negatively impacted gross profit by approximately $51.3 million. The gross profit margin decreased to 24.0% for fiscal 2001 from 24.3% for fiscal 2000 due to weaker Transportation gross profit margins offset by strong Motive Power and Network Power battery operations and cost reduction measures. Gross profit was also negatively impacted in the current year due to the $7.8 million earnings effect of recording inventory at market value for the GNB acquisition discussed above. Fiscal 2000 gross profit also included a charge of $21.6 million for non-core business divestitures, $11.1 million of asset write-downs and $23.9 million of charges for changes in the estimate of warranty reserves.

   Transportation gross profit was $303.6 million in fiscal 2001 versus $322.2 million in fiscal 2000 with the negative impact of volume declines, particularly in the North American aftermarket sector, primarily causing this decrease, along with a currency impact of $22.5 million. GNB's gross profit was $16.2 million in the third and fourth quarters of fiscal 2000. Gross margins were 19.9% in fiscal 2001 versus 21.7% in fiscal 2000 with the decrease primarily attributable to the inclusion of lower GNB profit margins in the third and fourth quarters of fiscal 2001. As discussed above, the Transportation segment's results were impacted in fiscal 2000 by charges for changes in estimates of warranty reserves, the divestiture of certain non-core businesses and other asset write-downs.

   Motive Power gross profit was $137.5 million in fiscal 2001, versus $133.4 million in fiscal 2000. GNB's Motive Power gross profit was $13.2 million in the third and fourth quarters of fiscal 2000. Strong Motive Power demand in the current year was offset by $17.2 million in negative currency impact and by the inventory step-up described above. Gross margin as a percent of net sales was 30.6% in fiscal 2001 versus 33.2% in fiscal 2000.

   Network Power gross profit was $143.0 million in fiscal 2001 versus $77.7 million in fiscal 2000. GNB's gross profit in its Network Power business was $40.7 million in the third and fourth quarters of fiscal 2000. Strong Network Power demand in the current year was offset by $11.6 million in negative currency impact and by the inventory step-up described above. Gross margin as a percent of net sales was 31.1% in fiscal 2001 versus 25.4% in fiscal 2000.

Operating Expenses

   Operating expenses increased $67.9 million, from $552.8 million in fiscal 2000 to $620.7 million in fiscal 2001. GNB had $58.5 million of operating expenses in the third and fourth quarters of fiscal 2000. As discussed above, in fiscal 2001, the Company recorded restructuring and other merger related charges totaling $113.2 million. In addition, approximately $31.0 million was recorded for fines and associated costs resulting from the plea agreement related to past improper business practices of the Company's former management. In fiscal 2000 the Company recorded $39.3 million of restructuring charges, related primarily to the Company's realignment to a customer-focused global business unit strategy, $13.4 million to cover resolution of "used as new" claims litigation, and $14.3 million for the write-off of in-process research and development costs related to the acquisition of a controlling interest in Lion Compact Energy. Weaker European currencies favorably impacted operating expenses by approximately $41.4 million in fiscal 2001. Fiscal 2001 operating expenses were also favorably impacted by cost-reduction programs including the initial impact of cost reduction efforts related to our restructuring and integration initiatives program.

   Transportation operating expenses increased $56.1 million, from $309.8 million in fiscal 2000 to $365.9 million in fiscal 2001. GNB had $26.5 million of Transportation operating expenses in the third and fourth quarters of fiscal 2000. The Transportation segment portion of restructuring and other charges in fiscal 2001 discussed above totaled $96.6 million including $65.6 million for restructuring and integration initiatives, $31.0 million for the fine and associated costs resulting from the plea agreement related to past improper business practices. The Transportation segment portion of restructuring and other charges in fiscal 2000 discussed above was $27.5 million. Weaker European currencies favorably impacted Transportation operating expenses in fiscal

2001 by approximately $15.9 million. Fiscal 2001 Transportation operating expenses were also impacted by cost-reduction programs, particularly the initial impact of cost reduction efforts related to our restructuring and GNB integration initiatives program.

   Motive Power operating expenses increased $9.3 million, from $99.2 million in fiscal 2000 to $108.5 million in fiscal 2001. GNB had $12.0 million of Motive Power operating expenses in the third and fourth quarters of fiscal 2000. Weaker European currencies favorably impacted Motive Power operating expenses by approximately $12.0 million in fiscal 2001 as did general cost-reduction programs.

   Network Power operating expenses increased $19.5 million, from $67.7 million in fiscal 2000 to $87.2 million in fiscal 2001, resulting from both the GNB acquisition and costs to support the increased level of activity. GNB had $20.0 million of Network Power operating expenses in the third and fourth quarters of fiscal 2000. Weaker European currencies favorably impacted Network Power operating expenses by approximately $9.4 million in fiscal 2001 as did general cost-reduction programs.

   Non-segment operating expenses including other (income) and expense decreased $17.0 million, from $76.1 million in fiscal 2000 to $59.1 million in fiscal 2001. Other segment charges in fiscal 2001 included $46.2 million for restructuring and integration initiatives. In fiscal 2000, other segment charges included $18.5 million for restructuring charges, the "used as new" litigation and the write-off of in-process research and development costs. Fiscal 2001 Other operating expenses were favorably impacted by the weak euro and by cost-reduction programs, particularly the initial impact of cost reduction efforts related to our restructuring and integration initiatives program, offset slightly by additional goodwill amortization related to the GNB acquisition. Other (income) expense, net was $(5.5) million for Fiscal 2001 versus $16.8 million for 2000. The change was primarily due to higher gains on asset sales in Fiscal 2001, including $13.0 million from the sale of the Company's stake in Yuasa, Inc. and $12.6 million in charges related to asset write-downs and changes in estimates to European balance sheet reserves in Fiscal 2000.

   Operating loss was $36.7 million in fiscal 2001 versus $19.6 million in fiscal 2000. The higher operating loss was due to the items discussed above.

   The Transportation operating loss was $62.3 million, or (4.1)% of net sales in fiscal 2001 versus operating income of $12.4 million, or 0.8% of net sales in fiscal 2000 due to the items discussed above.

   Motive Power operating income was $29.0 million, or 6.5% of net sales in fiscal 2001 versus $34.2 million, or 8.5% of net sales in fiscal 2000 due to the items discussed above.

   Network Power operating income was $55.7 million, or 12.1% of net sales in fiscal 2001 versus $10.0 million, or 3.3% of net sales in fiscal 2000 due to the items discussed above.

Interest Expense, net

   Interest expense increased $13.7 million from $104.0 million to $117.7 million as a result of the impact of additional interest charges related to the GNB acquisition financing offset partially by the impact of weaker European currencies.

Income Taxes

   In fiscal 2001, income tax expense of $8.6 million was recorded on a loss of $154.3 million. In fiscal 2000, income tax expense of $10.8 million was recorded on a loss of $123.5 million. In fiscal 2001 and fiscal 2000 valuation allowances were recorded on certain deferred tax assets deemed not to meet the more likely than not realizable assessment of generally accepted accounting principles. The remaining difference between the federal statutory rate and the effective rate is primarily due to certain nondeductible expenses, including goodwill, and differences in rates on foreign subsidiaries.

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

Acquisition of GNB

   As discussed in Note 14 to the Financial Statements, on September 29, 2000, the Company acquired the global battery business of GNB, a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, for consideration of approximately $379.0 million (including $344.0 million in cash and 4.0 million of the Company's common shares) plus assumed liabilities. The
4.0 million common shares issued in connection with this acquisition were valued at approximately $9.00 per common share (or $36.0 million), which was the closing price per share of the Company's common stock when the terms of the acquisition were agreed to and announced on May 9, 2000.

   The Company financed the cash portion of the purchase price, including associated fees and expenses, through an additional $250.0 million term loan under its existing Senior Facility, and $100.0 million of securitized GNB accounts receivables. The Company also issued warrants to acquire 1,286 common shares with an exercise price of $8.99 per share in conjunction with the term loan financing. These warrants are immediately exercisable. The warrants were valued using Black Scholes model with the following assumptions:

               Exercise Price......... $8.99 per common share
               Expected Term.......... 5.5 years
               Expected Volatility.... 34%
               Risk Free Interest Rate 5.92%
               Annual Dividend Yield.. 0.88%
               Grant Date Stock Price. $ 9.0625 per common share

Lion Compact Energy

   In 2000, the Company recorded charges totaling $14.3 million for purchased in-process research and development resulting from the acquisition of a controlling interest in Lion Compact Energy (LCE), a privately held company conducting research in dual-graphite technology.

   Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced, but not yet completed, at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination.

   At the time of acquisition of its interest in LCE, the Company expected to continue supporting this research and development effort. However, given the uncertainties associated with successful completion of research and development there can be no assurance that such projects will meet either technological or commercial success. The Company does not believe that the failure of this project would materially impact the Company's financial condition, liquidity or results of operations.

   The Company obtained appraisals in connection with the valuation of the acquired assets of LCE, principally purchased in-process research and development. The Company believes that the assumptions and forecasts used in valuing purchased in-process research and development were reasonable at the time. No assurance can be given, however, that future events will transpire as estimated. As such, actual results may vary from the projected results.

   The valuation was completed based on an analysis of discounted cash flow, using assumptions and estimates about the range of possible cash flows, and their probabilities. The cash flow model evaluated cash flows from successful project completion (including estimated revenue and expenses), estimated future research and development costs and return on assets employed. Risk adjusted cash flows were discounted using a discount rate of 43%, commensurate with the risk associated with this investment and stage of the enterprise.

   During the third quarter of fiscal 2002, the Company exercised an option to re-convey its interest in LCE to the seller in exchange for extinguishment of the remaining purchase price obligations due. The Company recorded a credit to income of $8.2 million, at that time, equal to the present value of the expected future purchase price payments.

Liquidity and Capital Resources

Capital Structure

   During the third quarter of fiscal 2002 the Company retained JA&A Services LLC. JA&A Services LLC is an affiliate of Alix Partners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its reorganization. A principal of JA&A Services LLC was named Chief Financial Officer and Chief Restructuring Officer of Exide on October 26, 2001. Additionally, the Company engaged an investment banking firm, The Blackstone Group, to assist management in evaluating its capital structure and related strategic alternatives.

   In connection with these appointments, the Company initially developed short-term operational reorganization plans to generate cost savings and enhance liquidity. Initiatives included development of a five year business plan and targeted actions designed to improve cash management, including reduced spending, rationalization of facilities, utilization and effectiveness of support services and refining material purchasing and overall inventory management

   Following discussions with the Company's principal lenders and evaluation of possible capital structure alternatives, on April 15, 2002 the Company and certain of its U.S. subsidiaries filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business (see Item 1. Business, Overview in this Report). The Company's operations outside of the U.S. are not directly affected by the Chapter 11 proceedings. However, in connection with the bankruptcy filing, the Company entered into a "Standstill and Subordination Agreement" with the Pre-petition Senior Secured Credit Facility Lenders, whereby the lenders agreed to forbear collection of principal payments on foreign borrowings under this facility from non-debtor subsidiaries until December 2003, subject to earlier termination for the occurrence of certain events. In addition, the Company continues to accrue and pay interest of the Debtors under the Pre-petition Senior Secured Credit Facility subject to liquidity calculations prescribed in the DIP Credit Facility.

   On April 17, 2002 the Company received preliminary Bankruptcy Court approval of a $250.0 million DIP Credit Facility and final Bankruptcy Court approval for such facility on May 10, 2002 . The DIP Credit Facility was arranged by Citicorp N.A., and Salomon Smith Barney is being used to supplement cash flows from operations during the reorganization process including the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

   Upon closing, approximately $129.0 million of the DIP Credit Facility was drawn down, $117.0 million being used to terminate and repurchase uncollected securitized accounts receivable under the Company's existing U.S. receivables sale facility and the balance for financing costs and related fees.

   The DIP Credit Facility is a secured revolving credit and term loan facility under which Exide Technologies is the borrower with certain U.S. subsidiaries acting as guarantors. The DIP Credit Facility is afforded super priority claim status in the Chapter 11 case and is collateralized by first liens on certain eligible U.S. assets of the Company, principally accounts receivable, inventory and property, plant and equipment.

   The revolving credit tranche of the facility provides for borrowings up to $121.0 million, of which up to $65.0 million is available to Exide Technologies for on-lending to its foreign subsidiaries, subject to borrowing base availability. An additional $50.0 million sub-facility is also available to the foreign subsidiaries based on certain collateral asset values in the United Kingdom, Canada and Australia. To the extent funds are borrowed under the DIP Credit Facility and on-lent to foreign subsidiaries, additional liens on certain assets of the borrowing foreign subsidiary and related guarantees are required. Up to $40 million of the revolving credit tranche is available for letters of credit.

   Borrowings under the DIP Credit Facility bear interest at base rate plus 2.75% per annum or Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP financing. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain specified levels of monthly earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur indebtedness, create or incur liens or guarantees, make investments or restricted payments, enter into leases, sell or dispose of assets, change the nature of its business or enter into related party transactions. The Company believes it was in compliance with DIP Credit Facility Covenants as of June 30, 2002. The Company has presented to its banks an operating plan which assumes that the Company will maintain compliance with its covenants in fiscal 2003. Currently the Company expects to maintain adequate financial resources during fiscal 2003 (considering both funds available under the DIP Credit facility and cash flows generated from operations) while pursuing its strategic options and development of a plan of reorganization. However no assurance can be given that the Company will maintain compliance with its covenants or have adequate financial resources available during fiscal 2003. Failure to maintain compliance with these covenants would result in an event of default, which absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company's availability to funds necessary to maintain its operations and assist in funding of our reorganization plans. The Company has obtained waivers under the DIP Credit Facility and Standstill and Subordination Agreement for late delivery of its audited consolidated financial statements for the fiscal year ended March 31, 2002.

   The DIP Credit Facility matures on the earlier of February 15, 2004, 30 days before the pre-petition Revolving Credit and Tranche A Senior Secured Credit Facility matures or the date the Company emerges from bankruptcy.

   As described above, in connection with its Bankruptcy filing, the Company also entered into a "Standstill and Subordination Agreement" with their $900 million pre-petition Senior Secured Credit Facility lenders. Under the agreement the lenders agreed to forebear collection of any principal payments on foreign borrowings under this facility by non-debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events. Borrowings under the pre-petition Senior Secured Credit Facility by debtors are subject to compromise.

   Interest obligations for the non-debtor subsidiaries, will continue to be accrued and paid when due. The Standstill and Subordination Agreement contains essentially the same financial covenants as the DIP Credit Facility.

   On May 31, 2002 the Company entered into a new $177.5 million European accounts receivable securitization facility. This facility replaced the Company's existing $175 million European securitization program. The new facility will be accounted for as a secured borrowing in accordance with the requirements of FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", whereby the accounts receivable and related borrowings will be recorded on the Company's consolidated balance sheet.

   In July 2001, the Company completed debt-for-equity exchanges where approximately $30.0 million face value of convertible notes were exchanged for approximately 1.9 millon shares of common stock. Since these exchanges involve a convertible security, the Company recognized a non-cash charge in the second quarter equivalent to the market value of the shares issued in excess of the original conversion ratio of the notes of $13.9 million. The non-cash charge was included in the "Other (income) expense, net" line of the consolidated statement of operations. The carrying value of the notes was $25.5 million. The Company reduced debt and increased shareholders' equity by $25.5 million as a result of the transaction.

Sources of Cash

   The Company's liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets. At March 31, 2002, the Company had a U.S. receivables purchase agreement and a European receivables purchase agreement under which third parties had committed, subject to certain exceptions, to purchase selected accounts receivable, up to a maximum commitment of $200.0 million and $175.0 million, respectively. Both financing arrangements have been refinanced in connection with the Company's reorganization efforts and Chapter 11 filing.

   Cash flows used in operating activities were $6.7 million (net of ($35.2) million related to the net change from sales of receivables) in fiscal 2002. This compares to cash flows provided by operating activities of $90.2 million (of which $94.9 million related to the net change from sales of receivables) in the same period of fiscal 2001. Less cash was generated this year than historically experienced due to our lower general sales volume levels. Also, we lost 100% of the Les Schwab account and certain regional business with Wal-Mart due to our previously discussed inability to meet certain customer orders in the second quarter. Total lost volume for the Transportation segment is estimated to be 1.8 million units annually. The uncertainties of the Chapter 11 could also have an impact on the Company's ability to attract and retain customers. Since March 31, 2002, NAPA recently advised the Company of its intent to source certain of its requirements from competitors. The Company currently estimates that this action could result in potential lost volume of up to 800,000 units annually.

   Primary working capital (inventories plus receivables less accounts payable) at March 31, 2002 was $419.1 million, as compared to $590.2 million at March 31, 2001. Primary working capital year on year decreased $171.1 million, excluding currency impacts and divestitures. The reduction in working capital resulted from weakness in each of the Company's reporting segments and significant inventory and receivable reductions from ongoing working capital improvement programs initiated in connection with the Company's operational and restructuring efforts.

   Prior to the Company's Chapter 11 filing and since that time the Company has experienced a tightening of trade credit availability and terms. In the future there can be no assurance that the Company will be able to obtain and return to trade credit on terms traditionally obtained.

   The Company generated $4.8 million and $45.5 million in cash from the sale of non-core businesses and other assets in fiscal 2002 and fiscal 2001, respectively. Proceeds from these sales were primarily used to reduce debt.

   Total debt at March 31, 2002 was $1,413.3 million, as compared to $1,347.0 million at March 31, 2001. See Note 7 to the Consolidated Financial Statements for composition of such debt. Indebtedness of the Debtors as of the Petition Date, amounting to approximately $1,052.9 million, is subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

   Going forward, in addition to operating cash flows, the Company's principal sources of liquidity will be the DIP Credit Facility, plus proceeds from any asset sales. The Company is considering various asset sales, and in connection therewith has engaged The Blackstone Group to evaluate potential opportunities. No commitments have been made as to any specific asset sales.

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

   Capital expenditures were $61.3 million and $69.5 million in fiscal 2002 and fiscal 2001, respectively. Subject to restrictions under the DIP Credit Facility, capital expenditures are expected to be approximately $75 million in fiscal 2003.

   The Company has noncontributory defined benefit pension plans covering substantially all hourly employees in North America. Cash contributions to these plans are made in accordance with the minimum requirements of ERISA. Because of the recent down-turn in equity markets, among other factors, these plans are currently significantly under-funded. Based upon current assumptions and regulatory requirements the Company's minimum future cash contribution requirements are expected to increase significantly in fiscal years 2004 through 2007.

   Exide's Board of Directors suspended the Company's quarterly common stock dividend of $0.02 per share as of November 8, 2001. Future dividends are also prohibited by covenants under the DIP Credit Facility.

Restructuring Activities

   Following the acquisition of GNB in September 2000, the Company initiated an overall restructuring program with specific approved actions and plans involving facility, branch and corporate office closures and consolidation, principally in connection with overall integration plans to affect the combination of the two organizations. Such actions impacted both existing Exide and acquired GNB employees and facilities and were announced in three stages since the acquisition of GNB in September 2000. The specific actions taken under the overall restructuring plan were designed to reduce costs and improve earnings and cash flows with an expected annual benefit of approximately $90 million. The impact of the benefits of restructuring initiatives on operating results have been more than offset by lower volumes and related unfavorable absorption variances.

   Both the fiscal 2000 and 2001 restructuring charges relate to specific approved actions and plans that were part of this overall restructuring program. During fiscal 2002, the Company continued to implement operational changes to streamline and rationalize its structure in an effort to simply the organization and eliminate redundant and/or unnecessary costs with a goal of reducing its salaried workforce by approximately 20%. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

Fiscal 2002

   During the second and third quarters the Company recognized restructuring charges of $24.7 million representing severance and related costs of $19.3 million and $5.4 million of non-cash charges related to the write-down of machinery and equipment at the Maple, Ontario facility, in the Statement of Operations. Approximately 1,300 employees have been terminated as of March 31, 2002. As a result of the fiscal 2002 actions and plans, future financial results will be benefited through lower depreciation and reduced salary costs, favorably impacting cost of sales and other operating expenses.

   In the aggregate, payments made during fiscal 2002 from operating cash flows to terminated employees and third parties for other costs total approximately $65.2 million.

   There have been no material changes to the fiscal 2002 restructuring charge accrued or the approved actions and plans to which this charge relates. As a result of the unexpected downturn in the telecommunication industry and its negative impact on the Company's network power operations, in November 2001, the Company announced that the Maple, Ontario manufacturing operations would not be reopened as a Network Power manufacturing plant as previously announced.

   During the fourth quarter the Company recognized restructuring charges of $8.4 million, representing $3.4 million severance and related costs, and $5.0 million of non-cash charges related to the write-down of machinery and equipment. These charges resulted from plans involving the closure of two North American plastics manufacturing plants, a North American Network Power facility and office consolidations in Alpharetta, Georgia and Lombard, Illinois.

   Approximately 500 employees will be terminated in connection with these plans, which are expected to be completed by the end of the second quarter of fiscal 2003.

   These actions are expected to provide annual savings through reduced wage and salaries, lower depreciation and improved manufacturing overhead absorption.

Fiscal 2001

   During fiscal 2001, the Company recognized restructuring charges of $97.4 million representing severance and related of costs of $40.0 million, $15.7 million of closure costs and $41.7 million of non cash charges related to the write-down of machinery and equipment in the Statement of Operations. A further $28.8 million charge was recognized in connection with the GNB purchase price allocation. The Company originally planned to terminate approximately 1,425 employees relating to these fiscal 2001 initiatives. As a result of the Fiscal 2001 actions and plans, financial results for future years will be benefited through lower depreciation and reduced salary costs, favorably impacting cost of sales and other operating expenses.

   In the aggregate, payments made during fiscal 2001 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $26.7 million.

   There have been no material changes to the fiscal 2001 restructuring charge accrued or the approved actions and plans to which this charge relates with the exception of the Maple, Ontario automotive manufacturing operations. During the second quarter of fiscal 2001, the Company recorded a charge of $13.4 million related to the closure of this facility, including severance costs, asset write-offs and other closure costs. Subsequent to the decision to close this facility, the Company experienced an increase in the demand for its Network Power products as well as projected demand for the foreseeable future. As a result, the Company decided to redevelop this facility as a Network Power manufacturing plant. Therefore, the Company reversed $7.2 million of these charges related to asset write-offs and other closure costs during the fourth quarter of fiscal 2001.

Fiscal 2000

   During fiscal 2000 the Company recognized restructuring charges in the Statement of Operations of $39.3 million. Of the 300 employees that the Company originally planned to terminate, substantially all were terminated. As a result of the Fiscal 2000 actions and plans, financial results for future years will be benefited through lower depreciation and reduced salary costs, favorably impacting cost of sales and other operating expenses.

   In the aggregate, payments from operating cash flows to terminated employees and third parties for other closure costs during fiscal 2000 totaled approximately $15.1 million.

   There have been no material changes to the fiscal 2000 restructuring charge accrued or the approved actions and plans to which this charge relates.

   Additional details about these restructuring programs and initiatives implemented in prior years are contained in Note 15 to the Consolidated Financial Statements.

Financial Instruments and Market Risk

   The Company has used financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate currency and certain lead purchasing requirements. The swap, forward, and option contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes nor is it a party to any leveraged instruments.

   The Company's ability to utilize financial instruments has been significantly restricted because of the Chapter 11 cases and the resultant tightening, and or elimination of credit availability with counter-parties. Accordingly, the Company is now exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.

   During fiscal 2001, the Company had two currency and interest rate swap agreements, which effectively converted $110.5 million of borrowings under the Senior Secured Global Credit Facilities Agreement and certain inter-company loans into 406.2 million French Francs (U.S. $68.5 million) and 25.2 million British pounds sterling (U.S. $42.0 million). We received LIBOR and paid PIBOR and pound sterling LIBOR. The Company terminated these agreements on December 27, 2000 and received a cash payment of 13.7 million Euros and 3.3 million British pounds sterling, respectively. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into two six-month forward contracts to continue to hedge these transactions. During the third quarter of fiscal 2002 the Company discontinued hedging these transactions with forward contracts.

   During the fourth quarter of fiscal 2000 the Company assigned 382.5 million French Francs (U.S. $64.5 million) of its then existing currency and interest rate swap agreement to a new counter party and received a cash payment of 8.5 million Euros. Simultaneously, the Company entered into a new 66.8 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement. The Company terminated this agreement in the second quarter of fiscal 2001 and received a cash payment of 6.2 million Euros. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into a new 73.1 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement with this same counter party. The Company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%. The Euro principal amount is reset quarterly. This swap matured in October 2001 and was replaced with a forward contract. The Company has since discontinued hedging these transactions with forward contracts.

   On October 18, 2000, we entered into a $60.0 million two year interest rate swap agreement for which we pay a quarterly fixed rate of 6.55% and receive a three-month LIBOR rate. The agreement was terminated during the first quarter of fiscal 2003 in connection with the Company's Chapter 11 filing. The swap hedged a portion of the variable interest exposure on our $900.0 million Global Credit Facilities Agreement Tranche B Term Loans.

   On January 17, 2001, we entered into an interest rate cap agreement, which reduces the impact of changes in interest rates on a portion of our floating rate debt. The cap agreement effectively limits the three-month LIBOR based interest rate on $70.0 million of our U.S. borrowings to no more than 6.5% through July 17, 2002.

   In fiscal 2001, we entered into certain forward contracts and option contracts to hedge the purchase price of lead on a portion of the Company's lead usage being sourced through external purchases. Such contracts are effective through the fourth quarter of fiscal 2002.

   On April 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". See Note 3 to the Consolidated Financial Statements for further discussion.

Receivables Securitization Programs

   The Company historically has maintained receivables securitization programs in the United States (the "U.S. program") and Europe (the "European program"). Cash generated from these programs has been used to provide liquidity requirements to the Company.

   Under the U.S. program, the Company sold certain receivables of U.S. entities at a discount on a continuous basis to a consolidated company which, in turn, sold the same receivables to a third party. The maximum amount of receivables to be sold under this program at any point in time was $200.0 million.

   Under the European program, the Company's European subsidiaries sell certain receivables on a continuous basis to a consolidated company which in turn sold the same receivables to third parties. The maximum amount of receivables to be sold under this program at any point in time was $175.0 million. Losses in connection with these programs are reflected in the other (income) expense, net line item of the consolidated statement of operations.

   On May 31, 2002 the Company entered into a new $177.5 million European accounts receivable securitization facility. This facility replaced the Company's existing $175.0 million European accounts receivable securitization program. The new facility will be accounted for as a secured borrowing in accordance with the requirements of SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", whereby the accounts receivable and related borrowings will be recorded on the Company's consolidated balance sheet. Upon closing of the DIP Credit Facility discussed above, on April 17, 2002, the Company terminated and repurchased uncollected securitized accounts receivable under the U.S. Program for approximately $117.0 million.

Contractual Obligations and Commercial Commitments

   Information related to the Company's contractual obligations and commercial commitments are summarized in the following tables:

                                                                                   2008
                                       Total at                                    and
                                       3/31/02   2003   2004   2005   2006  2007  beyond
                                       -------- ------ ------ ------ ------ ----- ------
Long term debt, including capital
  leases(b)........................... $1,402.3 $ 29.3 $260.7 $479.3 $622.2 $ 1.4 $  9.4
Short-term borrowings.................     11.0   11.0
Operating Leases......................    191.4   54.0   43.6   33.9   23.8  12.6   23.5
Unconditional Purchase Obligations (a)    236.2   32.8   33.1   33.4   33.7  34.0   69.2
                                       -------- ------ ------ ------ ------ ----- ------
Total Contractual Cash Obligations.... $1,840.9 $127.1 $337.4 $546.6 $679.7 $48.0 $102.1
                                       ======== ====== ====== ====== ====== ===== ======

--------
(a) Reflects the Company's projected annual minimum purchase commitment, including penalties under the supply agreement entered into as a result of the sale of the Company's separator business; amounts may vary based on actual purchases (See Note 17).
(b) Does not reflect the classification of certain indebtedness under the Senior Secured Credit Facility as a current obligation (See Note 7)

   At March 31, 2002, the Company had outstanding letters of credit of $32.0 million and surety bonds of $58.5 million. The Company has not yet determined the effect, if any, that its Chapter 11 filing may have with respect to the obligors or beneficiaries of these instruments or the resultant impact that changes in availability of these instruments from traditional sources may have on the Company's liquidity.

   Under the Bankruptcy Code, actions to collect pre-petition indebtedness of the Debtors, as well as most other pending litigation against the Debtors, are stayed and other contractual obligations against the Debtors may not be enforced. In addition, the Debtors may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown in the above table and discussed above may not reflect actual cash outlays in the future periods.

Trading Activities

   The Company does not have any trading activity that involves non-exchange traded contracts accounted for at fair value.

Related Parties

   The services of Lisa J. Donahue, Chief Financial Officer and Chief Restructuring Officer, are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and JA&A Services LLC. Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue's and other temporary employees' services, and Ms. Donahue, a principal in Alix Partners, LLC, is compensated independently by JA&A Services LLC. JA&A Services LLC is an affiliate of Alix Partners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in Alix Partners, LLC. Fees incurred by the Company during fiscal 2002 under the Services Agreement were $5.2 million.

Effects of Inflation

   Inflation has not had a material impact on our operations during the past three years. We generally have been able to offset the effects of inflation with price increases, cost-reduction programs and operating efficiencies.

Future Environmental Developments

   We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations. Future environmental, health and safety standards may be more stringent. We anticipate that such potential standards could cause an increase in our capital expenditures and operating costs. Unless and until the standards are adopted it is not possible to estimate these costs with any certainty or to predict whether they will have a material effect on our financial condition or results of operations. See Item 1,"Business--Environmental, Health and Safety Matters".

Other Matters

   Exide Technologies previously disclosed that it has been delayed in filing this Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (this "Report"). Among the reasons for the delay were recent departures of substantial numbers of the Company's financial and accounting employees and increased reporting obligations in connection with Exide' April 15, 2002 filing for protection under Chapter 11 of the U. S. Bankruptcy Code. In addition, the following also contributed to the delay.

Retention of Independent Auditors.

   PricewaterhouseCoopers LLP ("PwC") was retained by the Company to perform an audit of its consolidated financial statements for the year ended March 31, 2002. However, upon the bankruptcy filing (April 15, 2002), the appointment required Bankruptcy Court approval. The approval process was not completed until July 30, 2002.

Fiscal Year 2000 Audit by Arthur Andersen LLP.

   Arthur Andersen LLP was Exide's independent accountant for fiscal 2000. In October 2001 the Company changed its organizational structure and now reports three segments. In accordance with FAS 131, prior year segment data has been reclassified to reflect the current year presentation. See Note 21 to the Consolidated Financial Statements to the Report. In addition, the Company has updated certain other disclosures in the Notes, and changed the manner of presentation of other (income) expense in the financial statements. A copy of the report of Arthur Andersen LLP previously issued with respect to the financial statements of the Company for the fiscal year ended March 31, 2000 has been included in this Report but has not been reissued (See, Report of Independent Accountants at page F-3 of the Consolidated Financial Statements to this Report).

   Because Arthur Andersen LLP is not available to review the Company's presentation of information for the period covered by Arthur Andersen LLP's audit opinion, it is not possible to obtain their consent to such presentation and, absent a reaudit of the fiscal 2000 financial statements, this financial information may be considered unaudited. As a result, the Company believes it may not qualify to access the public capital markets until it has audited financial statements for its three most recent fiscal years.

SEC Comment Letter

   The SEC has issued comments on the following reports of the Company: Annual Report on Form 10-K for the fiscal year ended March 31, 2001; Amended Form 10-K for the fiscal year ended March 31, 2001; Quarterly Report on Form 10-Q for the period ended June 30, 2001; Quarterly Report on Form 10-Q for the period ended September 30, 2001; Form 8-K/A dated December 13, 2000; and Form 8-K dated March 23, 2001. The Company has responded to the SEC's comments. The Company believes the information in this report fairly presents in all material respects the financial condition and results of operation of the Company. There can be no assurance, however, that the SEC will not have additional comments or reach a determination different than that of the Company's.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

   The Company is exposed to market risks from changes in foreign currency exchange rates, certain commodity prices and interest rates. In order to manage theses risks, the Company participates in a risk management program, which includes entering into financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts. The financial instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes nor is it a party to any leveraged instruments. Further, the counterparties to these contractual arrangements are major financial institutions and therefore the Company does not anticipate non-performance by counterparties to these contracts, and no material loss would be expected from any such non-performance. A discussion of our accounting policies for derivative instruments is provided in Notes 2 and 3 to the consolidated financial statements.

   The Company's ability to utilize financial instruments has recently been significantly restricted because of the tightening of credit availability with counterparties. Accordingly, the Company is now exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.

Foreign Currency Exchange Rate Risk

   The Company is exposed to foreign currency risk related to uncertainty to which future earnings or assets and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies. More specifically, the Company is exposed to foreign currency risk in most European countries, principally Germany, France, the United Kingdom, Spain and Italy. It is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. The Company enters into certain foreign exchange rate agreements to hedge exposure to currency fluctuation of certain transactions denominated in a currency other than the applicable local currency.

Commodity Price Risk

   Lead is the principal raw material used in the manufacture of batteries, representing approximately one-fifth of cost of goods sold. The market price of lead fluctuates significantly. Generally, when lead prices decrease, many of the Company's customers seek disproportionate price reductions and when lead prices increase, customers tend to be more accepting of price increases. The Company periodically enters into exchange-traded and over-the-counter commodity forward and option contracts. These contracts are executed to hedge the Company's exposure to the potential change in prices for externally purchased lead.

Interest Rate Risk

   The Company enters into certain interest rate swap agreements to hedge exposure to interest costs associated with long-term debt. Interest rate swaps involve the exchange of floating rate interest payments to effectively convert floating rate debt into fixed rate debt. Interest rate swaps allow the Company to maintain a target range of interest rates.

   The information below summarizes the Company's market risks associated with outstanding financial instruments as of March 31, 2002. Fair values included herein have been determined based on quoted market prices.

                                                        Notional Value US$ in        Fair Value US$ in
Derivative                 Expiration                         Thousands                  Thousands
----------                 ----------                   ---------------------        -----------------
Foreign Currency Contracts April 2002                          11,100                        (20)
Commodity Contracts....... April 2002                           6,700 *                     (142)
Interest Rate Swaps....... October 2002                        60,000                     (1,941)

--------
*  In Metric Tons

   Exide Technologies and certain of its U.S. subsidiaries filed petitions to reorganize under Chapter 11 of the U.S. Bankruptcy code on April 15, 2002. In connection with its Chapter 11 filing, the Company received a commitment for $427.5 million in new financing, including the $250.0 million DIP Credit Facility arranged by Citicorp USA, a subsidiary of Citibank, N.A., and other financial institutions. The DIP Credit Facility, along with normal cash flow from operations, will principally be used to fund its operations and pay obligations to employees and post-petition suppliers.

   In connection with the Chapter 11 filing the Company also entered into a Standstill and Subordination agreement with its senior secured credit facility lenders, providing for the deferral of non-U.S. principal payments.

   The following table presents the expected debt maturities of debt not subject to compromise, excluding capital lease obligations and lines of credit, under the terms of the Company's current and amended borrowing arrangements.

(US$ equivalents in millions)   2003    2004    2005   2006 2007 Thereafter  Total   Fair Value
-----------------------------  ------  ------  ------  ---- ---- ---------- ------  ------------
Fixed rate....................     --      --  $ 77.9   --   --      --     $ 77.9        $ 27.2
Weighted average interest rate     --      --    9.13%  --   --      --       9.13%           --
Variable Rate................. $ 23.3  $ 91.7  $136.8   --   --      --     $251.8        $159.9
Weighted average interest rate   8.17%   8.04%   7.38%  --   --      --       7.70%           --

Item 8.  Financial Statements and Supplementary Data

   See Index to Consolidated Financial Statements and Schedule at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

   Francois J. Castaing (57) Director of Exide since March 1999. Mr. Castaing is President of Castaing & Associates, an automotive industry consulting firm. From December 1997 until his retirement from DaimlerChrysler in June 2000, Mr. Castaing was technical advisor to the Chairman. From 1987 until 1997, Mr. Castaing held several executive positions with Chrysler, including Executive Vice President. Mr. Castaing is also Chairman of the Detroit Science Center.

   Rodney L. Chadwick (56) Director of Exide since January 2001. Prior to his resignation in March 2001, Mr. Chadwick was Managing Director and CEO of Australian-based Pacific Dunlop Limited, a position held since 1996. Mr. Chadwick is currently a director of Tormey Investments Pty Ltd and the Selpam Group of Companies. He is the National Vice President of Australian Industry Group and Chair, Board of Advice, for the Australian Industry Group for Vocational Education in Australia.

   William I. Jacobs (60) Director of Exide since November 2001. Mr. Jacobs is Managing Director, Chief Financial Officer and a director of New Power Holdings, Inc., an entity that in June 2002 filed for protection under Chapter 7 of the U. S. Bankruptcy Code. From 1995 to May 2000, Mr. Jacobs served at MasterCard International, first as Executive Vice President for Global Resources and later as Senior Vice President, Strategic Ventures. Mr. Jacobs serves on the boards of Investment Technology Group, Inc., Global Payments, Inc. and Alpharma, Inc.

   John A. James (60) Director of Exide since March 1999. Mr. James is Chairman of the Board and Chief Executive Officer of the James Group International, a group of transportation-related companies which he co-founded in 1971. O-J Transport Company, an entity within the James Group, filed for bankruptcy in October 2000. Mr. James is the principal owner of Magee Ford-Mercury, an entity that filed for bankruptcy in December 1999. Mr. James is also a director of the Hartford Development Foundation and a member of the National Association of Black Automotive Suppliers. He is also on the Board of the Boys and Girls Club of Southern Michigan, Michigan Minority Business Association, the Michigan Economic Development Corporation and the Detroit Chamber of Commerce.

   Robert A. Lutz (70) Director of Exide since December 1998. Mr. Lutz was Chairman and Chief Executive Officer of Exide from December 1998 until September 1, 2001 when he tendered his resignation as Chief Executive Officer of Exide but remained Chairman until May 17, 2002. Mr. Lutz also served as President of Exide from December 1998 through May 2000. Mr. Lutz is currently Chairman of GM North America and Vice Chairman of Product Development at General Motors Corporation. Mr. Lutz retired in July 1998 as Vice Chairman of Chrysler. Previously, Mr. Lutz was Chrysler's President and Chief Operating Officer responsible for its car and truck operations worldwide. Mr. Lutz became President of Chrysler in January 1991. Mr. Lutz is a director of Northrop Grumman. Mr. Lutz is also a co-founder of the Cunningham Motor Company and is assisting in product development.

   Heinrich Meyr (61) Director of Exide since February 2001. A researcher and entrepreneur in communications technology, Dr. Meyr has been a professor in electrical engineering and the director of the laboratory for integrated signal processing systems at Germany's Aachen University of Technology since 1977. Dr. Meyr is also a director of ASCOM, a Swiss telecommunications and electronics company.

   Jody G. Miller (44) Director of Exide since December 1999. Ms. Miller is a Venture Partner with Maveron, LLC, a Seattle-based venture capital firm, which she joined in February 2000. Before joining Maveron, from 1995 until January 1999, Ms. Miller served in several senior executive positions with Americast, a digital video and interactive services partnership between Ameritech, BellSouth, GTE, SBC, SNET and the Walt Disney

Company. While at Americast, Ms. Miller served as Acting President and Chief Operating Officer, Executive Vice President and Senior Vice President for Operations. During the period between her tenures at Americast and Maveron, Ms. Miller served as a consultant. Prior to Americast, Ms. Miller served in the White House as special assistant to the President with the Clinton Administration. Ms. Miller is a member of the Board of Directors of the National Campaign to Prevent Teenage Pregnancy and has been a member of the California Women's Law Center.

   Craig H. Muhlhauser (53) Chairman of Exide since May 17, 2002, a director of Exide since August 1, 2001, Chief Executive Officer of Exide effective September 1, 2001 and President and Chief Operating Officer of Exide and a member of the Office of the Chairman beginning July 2000. Before joining Exide, Mr. Muhlhauser was a vice president of Ford Motor Company and President of Visteon Corporation (a subsidiary of Ford) from 1997 to June 2000. Prior to joining Ford, Mr. Muhlhauser worked for Pratt & Whitney, a division of United Technologies Corporation, from 1995 to 1997, as senior vice president of sales and service for the Americas and vice president for the global aftermarket, in addition to holding senior management positions at Asea Brown Boveri Inc. and Lucas Aerospace from 1990 to 1995. Mr. Muhlhauser began his career at the General Electric Company in 1971, and had a series of sales, engineering and general management assignments during his career in the Aircraft Engine and Power Systems businesses of GE.

Executive Officers of the Registrant

   Craig H. Muhlhauser (53) Chairman, President and Chief Executive Officer. (See description above under the heading "Directors of the Registrant").

   Lisa J. Donahue (37) Chief Financial Officer and Chief Restructuring Officer. Ms. Donahue joined Exide in October 2001. Her services are provided to the Company pursuant to a contract between the Company and an affiliate of Jay Alix & Associates, a corporate turnaround and financial restructuring consulting firm in which she is a principal. Since joining Jay Alix & Associates in February 1998, she has served as Chief Restructuring Officer to Graham Field Health Products, Inc. and as restructuring advisor to Regal Cinemas. She also served as interim Chief Financial Officer at Umbro International Inc., a manufacturer of soccer and fashion apparel. Until February 1998, Ms. Donahue worked for the Recovery Group in a financial restructuring consultant group.

   Mitchell S. Bregman (49) President, Global Network Power. Mr. Bregman joined Exide in September 2000 in connection with the Company's acquisition of GNB. Mr. Bregman joined GNB in 1979 after receiving his BS in Industrial Engineering from Cornell University and Masters of Business Administration from Harvard Business School. Thereafter he served for 14 years as a Vice President with various responsibilities with GNB Industrial Power and nine years with GNB's Transportation Division.

   Neil S. Bright (55) President, Global Motive Power. Mr. Bright has served in his current capacity since April 2000 and prior to that beginning in April 1998 was Executive Vice President, Sales and Marketing for Exide Europe. Prior to that he was Executive Vice President of Exide Holding Europe S.A. with responsibility for sales to industrial customers throughout Europe. Mr. Bright has over 30 years experience in the sale and manufacture of batteries. Mr. Bright graduated with an Honors degree in Economics from Manchester University, England in 1969.

   David G. Enstone (48) President, Global Transportation. David Enstone joined Exide in August 2000 as Senior Vice President, Marketing, Sales and Service for Transportation Services and served as President, Transportation-Europe until being promoted to his current position in October 2001. Prior to joining Exide, from 1997 to 2000, he served as Senior Business Unit Director for Carlite Aftermarket Operations at Visteon Automotive Systems, and before that as Visteon's Director for North American Aftermarket Operations.

   Janice M. Jones (52) Vice President, Global Human Resources. Ms. Jones joined Exide in June 2002. Prior to that she was Senior Vice President of Human Resources at American Express from 1999 to 2002, and was a Vice President of Human Resources at Dial Corporation from 1995 to 1999.

   John R. Van Zile (50) Executive Vice President, General Counsel and Secretary. John R. Van Zile has been Exide's Executive Vice President, General Counsel and Secretary since September 2000 when he was promoted from Vice President, General Counsel and Secretary, a position held since October 1996. Prior to joining Exide, Mr. Van Zile was Assistant General Counsel/Assistant Secretary of Coltec Industries, a manufacturer of commercial, industrial and aerospace products, a position he held since January 1985.

   Robert B. Weiner (50) Senior Vice President, Global Manufacturing and Engineering. Mr. Weiner joined the Company in his current capacity in April 2001. Prior to Exide, he was with Pratt and Whitney for seven years with his last position as Vice President-Engine Services. Before that he was with Phelps Dodge and MRC Bearings and spent sixteen years with General Electric graduating through their manufacturing management program. Mr. Weiner has a BSME from Polytechnic Institute of Brooklyn and an MBA from Loyola College of Maryland.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Exide's directors, executive officers, and persons who own more than ten percent of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such securities. Officers, directors and greater than ten percent stockholders are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

   To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to Exide's officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended March 31, 2002.

Item 11.  Executive Compensation

Director Compensation

   Directors who are not officers or employees of Exide receive a quarterly retainer fee of $8,000, plus $2,000 for each Board meeting they attend. Committee members receive $1,200 for each Committee meeting they attend and Committee chairpersons receive a $2,500 retainer per quarter. Directors are also reimbursed for their expenses to attend each meeting of the Board or any Committee. Directors are paid all fees in cash. All other Director compensation plans were terminated prior to the Company's Chapter 11 filing.

Executive Compensation

   The following table sets forth the compensation for Mr. Muhlhauser, Exide's Chief Executive Officer at March 31, 2002, for fiscal years 2002, 2001 and 2000, and the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, serving as executive officers at the end of fiscal 2002. Such five individuals identified in the Summary Compensation Table are referred to as the "named executive officers" throughout this Report. In addition, information is provided for Mr. Lutz who served as Chief Executive Officer until September 1, 2001 and for Thomas O. Minner, a former vice president, who resigned his position with the Company effective February 28, 2002.

                          Summary Compensation Table

                                            Annual                               Long Term
                                         Compensation                       Compensation Awards
                                         ------------                      ----------------------
                                                                                                    All
                                                                 Other                 Restricted  Other
            Name and                                             Annual    Securities    Stock    Compen-
            Principal             Fiscal               Bonus  Compensation Underlying    Awards   sation
            Positions              Year   Salary ($)    ($)     ($) (1)    Options (#)    ($)     ($) (2)
            ---------             ------ ------------ ------- ------------ ----------- ---------- -------
Craig H. Muhlhauser(3)...........  2002    627,083         --   175,000       20,966         --    51,215
Chairman, President and Chief      2001    368,750         --        --      405,000         --    45,102
 Executive Officer                 2000         --         --        --           --         --        --

David G. Enstone (4).............  2002    318,750         --   119,000           --         --     1,434
President, Global Transportation   2001    193,333     17,500        --      100,000         --    29,000
                                   2000         --         --        --           --         --        --

Mitchell Bregman.................  2002    257,465     68,935    55,734           --         --     4,508
President, Global Network Power    2001    239,992    413,435        --       61,500         --     2,818
                                   2000    217,458     92,500        --           --         --    21,630

Neil S. Bright (5)...............  2002    239,047    172,273    52,154           --         --   121,764
President, Global Motive Power     2001    209,055     23,382        --           --         --    23,493
                                   2000    153,465     47,661        --       25,500         --    14,734

John R. Van Zile.................  2002    300,000         --    60,000        5,391         --     1,110
Executive Vice President, General  2001    250,000         --        --       30,000         --     9,296
 Counsel and Secretary             2000    190,417         --        --      100,000         --     8,878

Robert A. Lutz (6)...............  2002    375,000         --        --           --         --     2,263
Former Chief Executive Officer     2001    900,000         --        --       35,942    543,150    25,395
                                   2000    900,000         --        --           --         --    21,470

Thomas O. Minner.................  2002    422,311         --        --        4,950         --     2,275
Former Vice President              2001    455,555    475,961        --           --         --     2,976
                                   2000    437,330    136,624        --           --         --     7,055

--------
(1) Other Annual Compensation for 2002 represents March 1, 2002 payments upon achievement of the first performance goals under the Company's Milestone Restructuring Plan, described below under "Long Term Incentives Plan Awards Made in Fiscal 2002" and "Executive Incentive Compensation" in this Report.
(2) All Other Compensation includes payments for life insurance and accrued contributions for the Exide Salaried Retirement Plan and the Exide 401(k) Plan, as set forth in the table below this Summary Compensation Table.
(3) Mr. Muhlhauser was elected, and Mr. Lutz resigned, as Chief Executive Officer effective September 1, 2001. All Other Compensation for Mr. Muhlhauser includes $47,750 and $35,802, respectively, for moving expenses paid in fiscal years 2002 and 2001.
(4) Other Annual Compensation for Mr. Enstone in 2002 also includes $50,000 paid upon acceptance of his position with the Company. All Other Compensation for Mr. Enstone in 2001 represents moving expenses paid by the Company.
(5) Dollar amounts shown for Mr. Bright are converted from pounds sterling at a rate of 1.4229 dollars per pound. All Other Compensation for Mr. Bright represents the Company pension contribution under a U.K. pension plan of approximately 11 percent of salary plus, for 2002, an additional amount to compensate for previously foregone pension contributions.
(6) Mr. Lutz was awarded 60,000 shares of restricted stock on September 29, 2000, which had a value of $18,000 as of March 31, 2002. Restrictions on the shares lapse in three equal annual installments beginning September 29, 2001 so long as Mr. Lutz remains a director of Exide.

   The following table shows the amount of life insurance payments and retirement and 401(K) Plan contributions made by the Company in 2002 to the persons named in the Summary Compensation Table above.

                                              Retirement Plan and 401(k)
                      Life Insurance Payments       Contributions
                      ----------------------- --------------------------
       Mr. Muhlhauser         $3,465                      $0
       Mr. Enstone...         $1,434                      $0
       Mr. Bregman...          $823                     $3,685
       Mr. Bright....           $0                     $121,764
       Mr. Van Zile..         $1,110                      $0
       Mr. Lutz......         $2,263                      $0
       Mr. Minner....           $0                      $2,275

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option
Values

   The following table contains information relating to the exercise of stock options by the named executive officers in fiscal 2002, as well as the number and value of their unexercised options as of March 31, 2002.

                                                Number of Securities    Value of Unexercised In-
                                               Underlying Unexercised     the-Money Options at
                       Shares                   Options at FY-End (#)          FY-End ($)
                    Acquired on     Value     ------------------------- -------------------------
Name                Exercise (#) Realized ($) Exercisable/Unexercisable Exercisable/Unexercisable
----                ------------ ------------ ------------------------- -------------------------
Craig H. Muhlhauser      0            0            122,216/303,750                None
David G. Enstone...      0            0             25,000/75,000                 None
Mitchell S. Bregman      0            0             15,375/46,125                 None
Neil S. Bright.....      0            0             29,375/56,125                 None
John R. Van Zile...      0            0            39,391/106,000                 None
Robert A. Lutz.....      0            0              1,835,942/0                  None
Thomas O. Minner...      0            0               29,375/0                    None

Option Grants in Last Fiscal Year

   The following table contains information relating to the stock option grants made in fiscal 2002 to the persons named in the summary Compensation Table.

                                                                    Potential
                                                                  Realizable Value
                                                                   at Assumed
                                % of Total                        Annual Rates of
                     Number of   Options                           Stock Price
                    Securities  Granted to                        Appreciation for
                    Underlying  Employees  Exercise or            Option Term ($)
                      Option    in Fiscal  Base Price  Expiration ----------------
Name                Granted (#)    Year      ($/Sh.)      Date      5%      10%
----                ----------- ---------- ----------- ----------  ------  ------
Craig H. Muhlhauser   20,966        11%       10.75     5/15/11   11,269   22,538
David G. Enstone...       --        --           --          --       --       --
Mitchell S. Bregman       --        --           --          --       --       --
Neil S. Bright.....       --        --           --          --       --       --
John R. Van Zile...    5,391       2.9        10.75     5/15/11    2,898    5,795
Robert A. Lutz.....   35,942        19        10.75     5/15/11   19,318   38,637
Thomas O. Minner *.    4,950        --        10.75     5/31/02       --       --

--------
*  Mr. Minner's vested options lapsed 90 days following his resignation.

Long-Term Incentive Awards Made in Fiscal 2002

                                                          Payments Made and Estimated Future Payments
                                              -------------------------------------------------------------------
                                                               By September 30,                  *By December 18,
          Name             Performance Period By March 1, 2002       2002       By June 30, 2003       2003
          ----             ------------------ ---------------- ---------------- ---------------- ----------------
Mr. Muhlhauser............  2/15/02-6/30/03       $175,000         $175,000         $675,000         $675,000
Mr. Enstone...............  2/15/02-6/30/03       $69,000          $69,000          $69,000          $69,000
Mr. Bregman...............  2/15/02-6/30/03       $55,733          $55,733          $55,733          $55,733
Mr. Bright................  2/15/02-6/30/03       $52,154          $52,154          $52,154          $52,154
Mr. Van Zile..............  2/15/02-6/30/03       $60,000          $60,000          $60,000          $60,000

--------
*  Upon confirmation of a plan of reorganization by the Bankruptcy Court.

   As more fully described later in this Report under the heading Executive Incentive Compensation, in February 2002, the Board approved the Milestone Restructuring Plan to provide incentives designed to attract and retain individuals whose services were deemed highly desirable in connection with the Company's restructuring. The performance goals and awards for each period are specific to each of the named executive officers and are payable only at the stated amount and only upon achievement by each officer of the applicable performance goal. Payments were made for the period ending March 1, 2002 as all performance goals were achieved. The payment of all other awards, if earned, was approved by the Bankruptcy Court on July 30, 2002.

                     Equity Compensation Plan Information

                                                                                           Number of securities
                                               Number of securities                       remaining available for
                                                   to be issued       Weighted-average     future issuance under
                                                 upon exercise of    exercise price of   equity compensation plans
                                               outstanding options, outstanding options,   (excluding securities
Plan category                                  warrants and rights  warrants and rights  reflected in column (a))
-------------                                  -------------------- -------------------- -------------------------
                                                       (a)                  (b)                     (c)
Equity compensation plans approved by security
  holders.....................................      1,630,871              $12.73                2,579,262
Equity compensation plans not approved by
  security holders............................      3,035,833              $ 9.62                4,495,684
       Total..................................      4,666,704              $10.71                7,074,946

Selective Executive Retirement Plan

   The Exide Technologies Selective Executive Retirement Plan was terminated effective January 1, 2002.

Executive Employment Agreement

   On June 14, 2002 the Bankruptcy Court approved the Company's motion to accept the Executive Employment Agreement, as amended June 14, 2002, of Mr. Muhlhauser (the "Employment Agreement"). Pursuant to the Employment Agreement, Mr. Muhlhauser is paid an annual base salary of $700,000 and is eligible annually to receive a bonus of up to 100% of his base salary, determined in accordance with the provisions of the Company's then applicable annual bonus plan. Mr. Muhlhauser is also eligible to receive such additional long-term incentive compensation as may be approved by the Board of Directors. The term of the agreement is three years and will renew automatically for additional one-year periods unless either party to the agreement gives written notice of termination at least 90 days prior to the operative expiration date. The Employment Agreement is terminable by the Company or Mr. Muhlhauser without cause upon 90 days prior written notice, and may be terminated by the Company for "cause" (as defined in the Employment Agreement) or by Mr. Muhlhauser for "good reason" (as defined in the Employment Agreement). In the event the Employment Agreement is terminated by the Company other than for cause or upon the death or disability of Mr. Muhlhauser, or by Mr. Muhlhauser for good reason, the Company shall pay all accrued compensation and incurred expenses to the date of termination and base salary and annual bonus for a period of 36 months. In all other cases, upon termination the Company shall pay accrued compensation and incurred expenses to the date of termination. The Employment Agreement also contains non-competition and confidentiality provisions for the benefit of the Company.

   The Company has taken no action before the Bankruptcy Court with respect to the Executive Employment Agreement, dated as of August 13, 2001, of Mr. Van Zile (the "Van Zile Agreement"), which agreement is subject to acceptance or rejection by Exide in accordance with federal bankruptcy laws. Mr. Van Zile is paid an annual base salary of $300,000, is eligible to receive a bonus of up to 60% of his base salary, and is also eligible to receive additional long-term incentive compensation as approved by the Board of Directors. The term of the agreement is two years and renews automatically for one-year periods unless either party gives written notice of termination at least 90 days prior to the operative expiration date. The agreement is terminable by the Company or Mr. Van Zile without cause upon 90 days prior written notice, and may be terminated by the Company for "cause" or by Mr. Van Zile for "good reason". In the event the agreement is terminated by the Company other than for cause or upon the death or disability of Mr. Van Zile, or by Mr. Van Zile for good reason, the Company shall pay all accrued compensation and incurred expenses to the date of termination and base salary and annual bonus for a period of 24 months. In all other cases, upon termination the Company shall pay accrued compensation and incurred expenses to the date of termination. The Van Zile Agreement also contains non-competition and confidentiality provisions for the benefit of the Company.

Income Protection and Change In Control Arrangements

   Each of the named executive officers entered into a change in control agreement with Exide on May 15, 2001. Exide, as part of its Chapter 11 proceedings, will reject the change of control agreements and, in lieu thereof, has adopted the Exide Technologies et al Debtors Income Protection Plan ("Income Protection Plan") which, among other things, provides plan participants (including the named executive officers) certain compensation in the event of termination of employment, including in the event of a change in control of the Company, but is structured to accommodate the Company's Chapter 11 restructuring and eventual plan of reorganization. The Income Protection Plan was approved by the Bankruptcy Court on July 30, 2002.

   In order to receive benefits under the provisions of the Income Protection Plan, a named executive officer must incur a qualifying termination of employment. A qualifying termination of employment will occur if the named executive officer's employment is terminated (i) following a change in control,
(ii) by Exide other than for cause or by reason of death or disability, or
(iii) by the named executive officer for good reason.

   If a named executive officer incurs a qualifying termination of employment, he will be entitled, among other things, to (i) continued bi-weekly payments equal to two times, three times in the case of the Chief Executive Officer, his base salary as of the date of termination; (ii) payment equal to the executive's target annual bonus under any annual bonus or incentive plan maintained by Exide during the income protection period; (iii) life, disability, health, dental, and accidental insurance benefits; and (iv) a lump sum payment reflecting the actuarial value of an additional service credit for retirement pension accrual purposes under any defined benefit pension plans maintained by Exide. In the case of terminations other than upon a change in control, income protection payments will terminate or be reduced to the extent the executive obtains new employment.

Executive Incentive Compensation

   Exide has engaged an outside executive compensation consulting firm to evaluate the elements of its executive compensation program, taking into consideration the Company's current circumstances, business plan, external market conditions and competitive standards, and to advise the Compensation Committee on appropriate compensation levels and programs. The primary objectives of the compensation program and its constituent plans are:

    1. to attract and retain an executive and senior management team capable of implementing Exide's business plan and restructuring initiatives with a view to creating management and operating capabilities that will provide long-term financial strength and a stable platform on which the Company can build value for its stakeholders; and

    2. to reward key individuals for exceptional performance in pursuit of the foregoing objectives.

   The Compensation Committee's policies with respect to executive compensation have been modified to accommodate the Company's current financial challenges and restructuring needs. The Committee believes that adequate compensation must be offered to attract talented individuals to a demanding set of responsibilities under circumstances that may not provide the same short or long term opportunities and support as competing ones. In that regard, the Committee, taking guidance from advisors familiar with the Chapter 11 process, has determined that it is also desirable to provide market-competitive incentives that will both retain the services of executives whose contributions are highly important to the Company's ability to implement its restructuring initiatives and provide additional incentives to see that the Company's current fiscal year business plan is met or exceeded. The Committee believes such incentives should be performance based and dependent on the realization of significant but achievable results.

Base Salaries

   The base salaries of Exide's executive officers are reviewed annually and evaluated with those of similarly situated manufacturing companies. Our executives' salaries have generally been commensurate with those of other executives in comparable positions in such companies.

Incentive Compensation

   The Compensation Committee has recently recommended to the full Board, and it has approved, two new incentive compensation plans described below intended to support the Company's goals and business plan in reorganization. The Corporate Incentive Plan is a successor to the prior annual incentive plan and is designed to achieve annual business plan objectives. The Milestone Restructuring Plan is a longer term plan tied to achievement of particular restructuring objectives (including Court approval of a final plan of reorganization) and is intended to provide incentives and rewards for completing the Company's restructuring work. On July 30, 2002, the Bankruptcy Court approved the Milestone Restructuring Plan and the Corporate Incentive Plan.

Annual Incentives

   In May 2002, our Board adopted a new annual cash incentive plan, the Corporate Incentive Plan ("CIP"), which applies to our Chief Executive Officer, his direct reports and other senior managers, certain other professionals and sales personnel and plant managers located throughout the world. The CIP has received Bankruptcy Court approval. The CIP's immediate objective is to provide a competitive financial opportunity that will motivate key contributors to achieve or exceed the Company's fiscal year 2003 business plan. The CIP is a goal-driven plan based on financial performance that includes earnings before interest, depreciation, taxes and restructuring costs ("EBITDAR"), improvements in working capital, inventory reduction and certain other operational initiatives. The incentive compensation of the Chief Executive Officer under the CIP is based on global improvements in EBITDAR and working capital. Target incentive levels have been established based on market competitive data and the functional responsibilities for the other participants in the CIP. The CIP has quarterly goals and payouts at threshold and target levels and, upon completion of the full fiscal year, based on threshold, target and maximum achievement levels.

Long-Term Incentives

   In February 2002, on the recommendation of management, the Compensation Committee recommended to the full Board, and it approved, the Milestone Restructuring Plan ("Milestone Plan"). The purpose of the Milestone Plan is to attract and retain certain key management and professional employees whose services are deemed highly desirable in connection with restructuring programs being implemented and developed. All awards payable under the Milestone Plan are payable in cash and are earned based on achievement of goals that are specific to each participant with respect to each of three separate achievement dates (March 1, 2002; September 30, 2002; and June 30, 2003), with a fourth goal of Bankruptcy Court approval of a plan of reorganization by December 18, 2003 (which date may be extended). Of the total available award, 25 percent is payable upon achievement of each of the performance goals; provided, however, that additional incentive awards of $500,000 were added to the third and fourth milestone periods for the Chief Executive Officer. The Company has received Bankruptcy Court approval for all payouts, if earned, under the Milestone Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management


   The following table shows, as of July 1, 2002, information regarding beneficial ownership of common stock by Exide's directors, the named executive officers and all other current executive officers of the Company and by each person and entity that, to the knowledge of Exide, beneficially owns more than five percent of Exide's common stock. Except as indicated in the notes to the table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. Except as otherwise indicated, the address of each person listed below is the address of Exide.

                                                               Number of Shares
                                                              Beneficially Owned
                                                             -------------------
Beneficial Owner                                              Number   Percent(1)
----------------                                             --------- ----------
Executive Officers and Directors
Craig H. Muhlhauser (2).....................................   218,269       *
David G. Enstone (3)........................................    25,000       *
Mitchell S. Bregman (4).....................................    15,375       *
Neil S. Bright(5)...........................................    29,375       *
John R. Van Zile (6)........................................    82,891       *
Francois J. Castaing........................................    33,302       *
Rodney L. Chadwick (7)......................................    11,551       *
William I. Jacobs...........................................         0       *
John A. James...............................................    11,569       *
Robert A. Lutz (8).......................................... 2,098,979     7.7%
Heinrich Meyr...............................................     7,078       *
Jody G. Miller..............................................     6,623       *
All executive officers and directors as a group (14 persons) 2,489,871     9.1%
Five Percent or Greater Shareholders:
State of Wisconsin Investment Board (9)..................... 5,335,000    19.4%
Pacific Dunlop Holdings (USA) Inc. (10)..................... 4,000,000    14.6%
Dimensional Fund Advisors (11).............................. 1,423,880     5.2%

--------
*  Less than 1%.

(1) Based on 27,462,514 shares of common stock outstanding on July 1, 2002.
(2) Includes currently exercisable options to purchase 197,216 shares of common stock. Mr. Muhlhauser also holds options to purchase 228,750 shares of common stock that are not currently exercisable.
(3) Represents currently exercisable options. Mr. Enstone also holds options to purchase 75,000 shares of common stock that are not currently exercisable.
(4) Represents currently exercisable options. Mr. Bregman holds options to purchase 46,125 shares of common stock that are not currently exercisable.
(5) Represents currently exercisable options. Mr. Bright also holds options to purchase 56,125 shares of common stock which are not currently exercisable.
(6) Includes currently exercisable options to purchase 61,891 shares of common stock. Mr. Van Zile also holds options to purchase 83,500 shares of common stock that are not currently exercisable.
(7) Includes 3,500 shares held indirectly by Tormey Investments Pty Ltd.
(8) Represents 263,037 shares owned directly, 82,500 in trust, 2,250 which are beneficially owned by Mr. Lutz's spouse, and 1,835,942 currently exercisable options to purchase common stock. Mr. Lutz also holds 40,000 restricted shares of common stock, the restrictions on which have not lapsed.
(9) Based solely on a Schedule 13G/A filed on February 15, 2002. State of Wisconsin Investment Board's address is P.O. Box 7842, Madison, Wisconsin 53707.
(10) Based solely on a Schedule 13D filed on October 10, 2000. Pacific Dunlop Holdings (USA) Inc.'s address is 6121 Lakeside Drive, Suite 200, Reno, Nevada 89511.
(11) Based solely on a Schedule 13G filed on January 30, 2002. Dimensional Fund Advisors' address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

Item 13.  Certain Relationships and Related Transactions

JA&A Services LLC

   The services of Lisa J. Donahue, Chief Financial Officer and Chief Restructuring Officer, are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and JA&A Services LLC. Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue's and other temporary employees' services, and Ms. Donahue, a principal in JA&A Services, is compensated independently by JA&A Services. JA&A Services is an affiliate of Alix Partners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in Alix Partners, LLC. Fees incurred by the Company during fiscal 2002 under the Services Agreement were $5.2 million.

GNB Battery Business Acquisition

   On September 29, 2000, Exide acquired the global battery business of Pacific Dunlop Holdings (USA), Inc., hereinafter referred to as Pacific Dunlop, including its subsidiary GNB Technologies, Inc. As consideration for the acquisition, Exide paid approximately $379 million (including $344 million in cash and four million shares of Exide common stock plus assumed liabilities). Pacific Dunlop now holds approximately 14 percent of the currently outstanding shares of Exide common stock.

Registration Rights and Standstill Agreement

   Pursuant to a Registration Rights and Standstill Agreement dated September 29, 2000, Exide granted certain registration rights to Pacific Dunlop. Exide is required to file, so long as Pacific Dunlop continues to hold at least five percent of outstanding Exide common stock, upon Pacific Dunlop's request, and in accordance with certain limitations, registration statements with the SEC for sale in an underwritten public offering, such amount of common stock specified by Pacific Dunlop in its request. This agreement is subject to acceptance or rejection by Exide in accordance with federal bankruptcy law.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Index to Financial Statements

       See Index to Consolidated Financial Statements and Schedule at page F-1.

   (b) Reports on Form 8-K

       On January 15, 2002, the Company filed an interim report on Form 8-K that included as an exhibit thereto a press release announcing the entry by the Company into the Third Amendment and Waiver to the Loan Documents.

       On April 17, 2002, the Company filed an interim report on Form 8-K to report its April 15, 2002 filing in the U.S. Bankruptcy Court for the District of Delaware for protection under Chapter 11 of the U.S. Bankruptcy Code.

       On July 15, 2002, the Company filed an interim report on Form 8-K stating that it expected to file its Annual Report on Form 10-K for the fiscal year ended March 31, 2002 on or prior to July 31, 2002.

       On August 1, 2002 the Company filed an interim report on Form 8-K stating that it expected to file its Annual Report on Form 10-K for the fiscal year ended March 31, 2002 by August 31, 2002.

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

   Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following General Factors such as: (i) the Company's ability to implement business strategies and financial reorganization and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company's substantial debt and debt service requirements which restrict the Company's operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (v) the Company's assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (vi) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company's results because it is a major constituent in most of the Company's products, (vii) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (viii) the Company's consolidation and rationalization of acquired entities requires substantial management time and financial and other resources and is not without risk, (ix) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, (x) the Company is exposed to fluctuations in interest rates on our variable debt which can affect the Company's results, (xi) general economic conditions, (xii) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs and Bankruptcy Considerations such as: (a) the Company's ability to continue as a going concern, (b) the Company's ability to operate in accordance with the terms of and maintain compliance with covenants of the DIP Credit Facility and other financing arrangements, (c), the Company's ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases from time to time, (d) the Company's ability to develop, confirm and consummate a plan of reorganization with respect to the Chapter 11 cases, (e) the Company's ability to attract, motivate and retain key personnel, (f) the Company's ability to obtain and maintain normal terms with vendors and service providers,
(g) the Company's ability to maintain contracts that are critical to our business, and (h) the Company's ability to attract and retain customers.

   Therefore, the Company cautions each reader of this Report carefully to consider those factors hereinabove set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 2002.

                                              EXIDE TECHNOLOGIES

                                              By:       /s/  Craig H. Muhlhauser
                                                  ------------------------------
                                                  Craig H. Muhlhauser Chairman,
                                                  President and Chief Executive
                                                             Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on August 16, 2002.


By:      /s/  Craig H. Muhlhauser         By:       /s/  William I. Jacobs
    ----------------------------------        ----------------------------------
           Craig H. Muhlhauser,
      Chairman, President and Chief
            Executive Officer                    William I. Jacobs, Director

By:        /s/  Lisa J. Donahue           By:         /s/  John A. James
    ----------------------------------        ----------------------------------
     Lisa J. Donahue, Chief Financial
     Officer and Chief Restructuring
                 Officer                           John A. James, Director

By:         /s/  Ian J. Harvie            By:        /s/  Robert A. Lutz
    ----------------------------------        ----------------------------------
      Ian J. Harvie, Vice President,
           Corporate Controller                    Robert A. Lutz, Director

By: ----------------------------------    By:          /s/ Heinrich Meyr
                                              ----------------------------------
      Francois J. Castaing, Director               Heinrich Meyr, Director

By:      /s/  Rodney L. Chadwick          By:        /s/  Jody G. Miller
    ----------------------------------        ----------------------------------
       Rodney L. Chadwick, Director                Jody G. Miller, Director

                               INDEX TO EXHIBITS


2.1 Coordinating Agreement, dated May 9, 2000, between Exide Corporation and Pacific Dunlop Holdings
    (USA) Inc. and Amendments No. 1, 2 and 3 thereto dated June 19, June 28, and September 29, 2000 respectively (the Coordinating Agreement and Amendment No. 1 and 2 are incorporated by reference to
    Exhibit 2.1 to the Company's Quarterly report on Form 10-Q for the fiscal quarter ended July 2, 2000
    (the "July 2000 10-Q"), Amendment No. 3 is incorporated by reference to the Company's Current Report on Form 8-K/A filed December 13, 2000 (the "8-K/A"); Stock Purchase Agreement by and between the
    Company and Pacific Dunlop Holdings (USA) Inc. dated as of May 9, 2000 (the "US Stock Purchase
    Agreement") and Amendments No. 1 and 2 thereto dated June 19, 2000, and September 29, 2000 respectively (the Stock Purchase Agreement and Amendment No. 1 are incorporated by reference to the
    July 2000 10-Q, Amendment No. 2 is incorporated by reference to the 8-K/A; Asset Purchase
    Agreement, dated June 28, 2000, between Pacific Dunlop Holdings (N.Z.) Limited and Exide New
    Zealand Limited (incorporated by reference to the July 2000 10-Q); Asset Purchase Agreement, dated
    June 28, 2000, between GNB Battery Technologies Limited, Australian Battery Company (Aust.) Pty
    Ltd, Pacific Dunlop Limited and Exide Australia Pty Limited and Amendment No.1 thereto dated
    September 29, 2000 (the Asset Purchase Agreement is incorporated by reference to the July 2000 10-K and Amendment No. 1 is incorporated by reference to the 8-K/A); Stock Purchase Agreement with respect to GNB Technologies NV, dated June 28, 2000, between P.D. International Pty Limited and
    Pacific Dunlop Holdings (Europe) Ltd and Exide Holding Europe (incorporated by reference to the July
    2000 10-Q); Stock Purchase Agreement with respect to GNB Technologies Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Europe) Ltd and Exide Holding Europe (incorporated by reference to the July 2000 10-Q); Stock Purchase Agreement with respect to GNB Technologies (China) Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Hong Kong) Limited and Traeson Pte Ltd
    (renamed Exide Holding Asia Pte Limited) (incorporated by reference to the July 2000 10-Q); Asset
    Purchase Agreement, dated June 28, 2000, between Pacific Dunlop Holdings (Singapore) Pte Ltd and
    Bluewall Pte Ltd (renamed Exide Singapore Pte Limited) (incorporated by reference to the July 2000 10-
    Q); Stock Purchase Agreement with respect to GNB Technologies (India) Private Limited, dated June 28,
    2000, between Pacific Dunlop Holdings (Singapore) Pte Ltd and Traeson Pte Ltd (renamed Exide
    Holding Asia Pte Limited) and Amendment No. 1 thereto, dated September 29, 2000 (the Stock Purchase
    Agreement is incorporated by reference to the July 2000 10- Q and Amendment No. 1 is incorporated by reference to the 8-K/A); Trademark Purchase Agreement, dated June 28, 2000 between PD Licensing Pty
    Ltd and Exide Australia Pty Limited, incorporated by reference to the Company's Quarterly Report on
    Form 10-Q for the fiscal quarter ended June 30, 2000.

3.1 Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit
    3.1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

3.2 Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3 of the
    Company's Quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2000.

3.3 Form of Rights Agreement dated as of September 18, 1998 between Exide Corporation and American
    Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Designation,
    Preferences and Rights of Junior Participating Preferred Shares, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K
    filed September 21, 1998.

3.4 Amendment to the Rights Agreement, dated as of October 25, 2000, between Exide Corporation and
    American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed November 20, 2000.


 4.1 Amended and Restated Credit and Guarantee Agreement dated as of September 29, 2000 by and among the Company, Credit Suisse First Boston, as Sole Book Manager, Joint Lead Arranger and
     Administrative Agent, Salomon Smith Barney Inc., as Syndication Agent and Joint Lead Arranger,
     and the lenders party thereto, and Amendment thereto, dated June 20, 2001, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed October 16, 2000.

 4.2 Warrant Agreement dated as of September 29, 2000 by and between the Company and The Bank of
     New York, as warrant agent, and form of Warrant Certificate thereto as Exhibit A, incorporated by reference to the Company's Current Report on Form 8-K filed October 16, 2000.

 4.3 Registration Rights Agreement dated as of September 29, 2000 by and among the Company and certain lenders under the Credit Agreement, incorporated by reference to Exhibit 4.4 of the Company's
     Current Report on Form 8-K filed October 16, 2000.

 4.4 Registration Rights and Standstill Agreement dated as of September 29, 2000 by and between the
     Company and Pacific Dunlop Holdings (USA) Inc., incorporated by reference to Exhibit 4.5 of the
     Company's Current Report on Form 8-K filed October 16, 2000.

 4.5 Registration Rights Agreement among the Registrant, Wilmington Securities, Inc. and certain other holders of the Registrant's Common Stock, incorporated by reference to Exhibit 2.1 of the Company's
     Registration Statement on Form S-1 (Reg. No. 033-6801b), and Amendments No. 1 and No. 2, thereto, dated as of August 10, and September 29, 2000, respectively, incorporated by reference to Exhibits 4.6 and 4.7, respectively, of the Company's Current Report on Form 8-K filed October 16, 2000.

 4.6 Indenture dated as of April 28, 1995, between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K filed June 2,
     1995.

 4.7 Indenture dated as of December 15, 1995 between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for
     the fiscal year ended March 31, 1996.

 4.8 Fiscal and Paying Agency Agreement, dated April 23, 1997, by and among Exide Holding Europe
     S.A., Exide Corporation, The Bank of New York and Deutsche Bank Aktiengesellschaft, incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended
     March 31, 1997.

*4.9 Amendment dated as of June 20, 2001, to the Amended and Restated Credit and Guarantee Agreement
     dated as of September 29, 2000 by and among Registrant, Credit Suisse First Boston as Sole Bank
     Manager, Joint Lead Arranger and Administrative Agent, Salomon Smith Barney, Inc. as Syndication
     Agent and Joint Lead Arranger and the lenders party thereto.

4.10 Second Amendment dated as of October 31, 2001 to the Amended and Restated Credit and Guarantee
     Agreement, dated as of September 29, 2000 by an among the Registrant, Credit Suisse First Boston, as
     Sole Bank manager, Joint Lead Arranger and Administrative Agent, Salomon Smith Barney Inc., as
     Syndication Agent and Joint Lead Arranger, and the lenders party thereto, incorporated by reference to
     Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
     September 30, 2001.

4.11 Third Amendment and Waiver to the Loan Documents, dated as of December 28, 2001, to the
     Amended and Restated Credit and Guarantee Agreement and other Loan Documents where applicable, dated as of September 29, 2000, among the Registrant, the Borrowing Subsidiaries signatories thereto, the Guarantors signatories thereto, the several lenders from time to time parties thereto, Credit Suisse
     First Boston, as sole book manager, Credit Suisse First Boston, as administrative agent for the
     Lenders, and others, incorporated by reference to Exhibit 4.1 of the Company's Current Report on
     Form 8-K filed January 15, 2002.


*4.12 Fourth Amendment and Waiver to the Loan Documents, dated as of March 28, 2002, to the Amended and Restated Credit and Guarantee Agreement and other Loan Documents where applicable, dated as of September 29, 2000, among the Registrant, the Borrowing Subsidiaries signatories thereto, the
      Guarantors signatories thereto, the several lenders from time to time parties thereto, Credit Suisse First
      Boston, as sole book manager, Credit Suisse First Boston, as administrative agent for the Lenders, and others.

*4.13 Standstill Agreement and Fifth Amendment to the Credit Agreement, dated as of April 15, 2002, to the
      Amended and Restated Credit and Guarantee Agreement and other Loan Documents where applicable, dated as of September 29, 2000, among the Registrant, the Borrowing Subsidiaries signatories thereto, the Guarantors signatories thereto, the several lenders from time to time parties thereto, Credit Suisse
      First Boston, as sole book manager, Credit Suisse First Boston, as administrative agent for the
      Lenders, and others.

*4.14 Sixth Amendment and First Amendment to the Standstill Agreement, dated as of May 21, 2002, to the
      Amended and Restated Credit and Guarantee Agreement and other Loan Documents where applicable, dated as of September 29, 2000, among the Registrant, the Borrowing Subsidiaries signatories thereto, the Guarantors signatories thereto, the several lenders from time to time parties thereto, Credit Suisse
      First Boston, as sole book manager, Credit Suisse First Boston, as administrative agent for the
      Lenders, and others.

*4.15 Secured Super Priority Debtor in Possession Credit Agreement, dated as of April 15, 2002, among
      Exide Technologies and certain of its Subsidiaries, as Debtors and Debtors in Possession, certain
      Subsidiaries of the Borrowers party thereto, as Domestic Guarantors, and the Lenders and Issuers from time to time party thereto, and Citicorp USA, Inc., as Administrative Agent, and Citicorp USA, Inc., as
      collateral Monitoring Agent.

*4.16 First Amendment to Credit Agreement, dated as of May 17, 2002, to the Secured Super Priority
      Debtor in Possession Credit Agreement, dated as of April 15, 2002, among Exide Technologies and certain of its Subsidiaries, as Debtors and Debtors in Possession, certain Subsidiaries of the Borrowers party thereto, as Domestic Guarantors, and the Lenders and Issuers from time to time party thereto, and Citicorp USA, Inc., as Administrative Agent, and Citicorp USA, Inc., as collateral Monitoring
      Agent.

*4.17 Intercreditor and Subordination Agreement, dated as of April 15, 2002, among Citicorp USA, Inc. for the banks and other financial institutions from time to time parties to the DIP Credit Agreement, Credit
      Suisse First Boston, as Pre-Petition Agent for the banks and other financial institutions from time to time parties to the Pre-Petition Credit Agreement, those Pre-Petition Lenders party to the Standstill
      Agreement, Citicorp USA, Inc., as Escrow Agent, the subsidiaries set forth on a schedule thereto of
      Exide Technologies and GNB Battery Technology Japan, Inc.

*4.18 Second Amendment to Credit Agreement, dated as of June 10, 2002, to the Secured Super Priority
      Debtor in Possession Credit Agreement dated as of April 15, 2002 and Exide and certain of its subsidiaries as debtors and debtors in possession, certain subsidiaries of the Borrowers as Domestic
      Guarantors, the Lenders and Issuers and Citicorp USA, Inc. as Administrative and Collateral
      Monitoring Agent.

+10.1 Exide Corporation 1993 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to the
      Company's Registration Statement on Form S-8 (Reg. No. 333-413).

+10.2 Exide Corporation 1993 Long Term Incentive Plan, incorporated by reference to Exhibit 10.25 to the
      Registration Statement on Form S-1 (Reg. No. 033-6801b).

+10.3 Exide Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.20 to the
      Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

+10.4 Exide Corporation 1999 Stock Incentive Plan, as amended, incorporated by reference to the
      Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1999.


   +10.5 Exide Corporation 2000 Broad-Based Stock Incentive Plan, incorporated by reference to Exhibit 99 of the Company's Registration Statement on Form S-8 (Reg. No. 333-52266).

   +10.6 Amended and Restated Nonqualified Stock Option Agreement for Robert A. Lutz, incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2000.

   +10.7 Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.9 of the
         Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

   +10.8 Form of Change in Control Agreement, incorporated by reference to Exhibit 10.10 of the
         Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

  +*10.9 Executive Employment Agreement with Craig H. Muhlhauser, as amended on June 14, 2002.

+  10.10 Executive Employment Agreement with John R. Van Zile, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

  *10.11 Amended Receivables Subrogation Agreement dated May 24, 2002 between CEAC, Compagnie
         Europeenne D'Accumulateurs S.A.S., as Originator; Exide Holding Europe S.A, as Offer Agent;
         Exide Europe Funding Ltd, as Receivables Purchaser; and Citibank, N.A. London Branch, as
         Operating Agent.

  *10.12 Onward Receivables Sale Agreement dated May 24, 2002 between Exide Europe Funding Ltd, as
         Seller; Exide Holding Europe S.A., as Offer Agent; Batteries Funding Ltd, as Buyer; and Citibank,
         N.A., as Operating Agent.

  *10.13 German Receivables Sale Agreement dated May 24, 2002 between Deutsche Exide GmbH,
         Deutsche Exide Standby GmbH and Exide Automotive Batterie GmbH together, the Sellers; Exide
         Holding Europe S.A., as Offer Agent; Batteries Funding Limited, as Buyer; and Citibank, N.A., as
         Operating Agent.

  *10.14 Amended and Restated Receivables Sale Agreement dated May 24, 2002 between Exide Italia S.r.l., as Seller; Archimede Securitisation S.r.l. (acting through its London branch), as Buyer; Exide
         Holding Europe, as Offer Agent; Citibank, N.A. (acting through its London branch), as Operating
         Agent; and Citibank, N.A. (acting through its Milan branch, as Allocation Agent.

  *10.15 Receivables Sale Agreement dated May 24, 2002 between Sociedad Espanola del Acumulador
         Tudor, S.A. and Fulmen Iberica, S.L. together, the Sellers; Exide Holding Europe, S.A., as Offer
         Agent; Batteries Funding Limited, as Buyer; and Citibank, N.A., as Operating Agent.

  *10.16 Receivables Securitisation Deed dated May 24, 2002 between CMP Batteries Limited, Exide
         (Dagenham) Limited, Fulmen (U.K.) Limited and Deta UK Limited together, the Sellers; Exide
         Holding Europe S.A., as Offer Agent; Batteries Funding Limited, as Buyer; and Citibank, N.A., as
         Operating Agent.

  *10.17 Letter of Undertaking from Exide Holding Europe S.A. to Batteries Funding Limited and Citibank,
         N.A., London Branch as Operating Agent and Servicer.

  *10.18 Term and Revolving Facilities Agreement, dated May 24, 2002, between Batteries Funding Limited, as Borrower, Citibank, N.A., London Branch, as Arranger, the parties listed on Part II of Schedule 1 thereto, as Original Lenders, and Citibank, N.A., London Branch, as Agent.

 +*10.19 Milestone Incentive Plan

 +*10.20 Corporate Incentive Plan

  *10.21 Services Agreement, dated October 25, 2001, between JA&J Services LLC and the Company.

  *10.22 North American Supply Agreement dated December 15, 1999 between Daramic, Inc. and Exide
         Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment).


 *10.23 Automotive and Industrial Supply Contract dated July 31, 2001 between Daramic, Inc. and Exide
        Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment).

 *10.24 Golf Cart Separator Supply Contract dated July 31, 2001 between Daramic, Inc. and Exide
        Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment).

 *10.25 Amendment to Supply Contracts dated July 31, 2001 between Daramic, Inc. and Exide Corporation
        (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment).

 *10.26 Amendment No. 2 to Supply Contracts dated July 11, 2002 between Daramic, Inc. and Exide
        Technologies (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment).

+*10.27 Exide Technologies et al Debtors Income Protection Plan.

*21     Subsidiaries of the Company.

*23     Consent of PricewaterhouseCoopers LLP.

*  Filed with this Report.
+  Management contract or compensatory plan or arrangement.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

         REPORT OF INDEPENDENT ACCOUNTANTS.....................  F-2

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS..............  F-3

         CONSOLIDATED STATEMENTS OF OPERATIONS.................  F-4

         CONSOLIDATED BALANCE SHEETS...........................  F-5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT......  F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS.................  F-8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............  F-9

         FINANCIAL STATEMENT SCHEDULE:
            II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES. F-46

   All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Exide Technologies

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries at March 31, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Exide's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Notes 3 and 4 to the consolidated financial statements, on April 1, 2001, Exide adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".

   The accompanying consolidated financial statements have been prepared assuming that Exide will continue as a going concern. As discussed in the notes to the consolidated financial statements, on April 15, 2002, Exide filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and Exide's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
July 30, 2002

   The following is a copy of the report of Arthur Andersen LLP previously issued with respect to the financial statements of the Company filed with its Annual Report on Form 10-K for the fiscal year ended March 31, 2001, which report has not been reissued. In October 2001, the Company changed its organizational structure and now reports three segments. In accordance with FAS131, prior year segment data has been reclassified to reflect the current year presentation. See Note 21 to the Consolidated Financial Statements. In addition, the Company has updated certain other disclosures in the notes, and changed the manner of presentation of other (income) expense in the financial statements.

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

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
June 29, 2000 (except with respect to the matter discussed in Note 16, as to which the date is June 28, 2001)

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per-share data)

                                                                     For the Fiscal Year Ended March 31,
                                                                     ----------------------------------
                                                                        2002        2001        2000
                                                                     ----------  ----------  ----------
NET SALES........................................................... $2,428,550  $2,432,102  $2,194,447
COST OF SALES BEFORE ASSET SALES....................................  1,918,233   1,848,075   1,639,600
NET LOSS ON ASSET SALES.............................................         --          --      21,584
                                                                     ----------  ----------  ----------
       Gross profit.................................................    510,317     584,027     533,263
                                                                     ----------  ----------  ----------
OPERATING EXPENSES:
   Selling, marketing and advertising...............................    337,355     340,616     319,476
   General and administrative.......................................    178,842     157,459     145,770
   Restructuring and other (Note 15)................................     33,122     113,166      39,336
   Goodwill impairment charge (Note 4)..............................    105,000          --          --
   Purchased research and development (Note 14).....................     (8,185)         --      14,262
   Goodwill amortization............................................         --      14,949      17,165
   Other (income) expense, net (Note 16)............................     32,739      (5,485)     16,814
                                                                     ----------  ----------  ----------
                                                                        678,873     620,705     552,823
                                                                     ----------  ----------  ----------
       Operating loss...............................................   (168,556)    (36,678)    (19,560)
                                                                     ----------  ----------  ----------
INTEREST EXPENSE, net...............................................    136,241     117,652     103,988
Loss before income taxes, minority interest and cumulative effect of
  change in accounting principle....................................   (304,797)   (154,330)   (123,548)
INCOME TAX PROVISION (BENEFIT)......................................     (1,422)      8,632      10,769
                                                                     ----------  ----------  ----------
Loss before minority interest and cumulative effect of change in
  accounting principle..............................................   (303,375)   (162,962)   (134,317)
MINORITY INTEREST...................................................        211       1,623       1,725
                                                                     ----------  ----------  ----------
Loss before cumulative effect of change in accounting principle.....   (303,586)   (164,585)   (136,042)
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE (Note 3)....................................       (496)         --          --
                                                                     ----------  ----------  ----------
       Net loss..................................................... $ (304,082) $ (164,585) $ (136,042)
                                                                     ==========  ==========  ==========
NET LOSS PER SHARE, BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE
   Basic and Diluted................................................ $   (11.33) $    (7.02) $    (6.40)
                                                                     ==========  ==========  ==========
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE PER SHARE
   Basic and Diluted................................................ $    (0.02) $       --  $       --
                                                                     ==========  ==========  ==========
NET LOSS PER SHARE (Note 2)
   Basic and Diluted................................................ $   (11.35) $    (7.02) $    (6.40)
                                                                     ==========  ==========  ==========
WEIGHTED AVERAGE SHARES
   Basic and Diluted................................................     26,798      23,447      21,263
                                                                     ==========  ==========  ==========

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per-share data)


                                                               March 31,   March 31,
                                                                 2002        2001
                                                              ----------  ----------
                           ASSETS
Current assets:
   Cash and cash equivalents................................. $   31,703  $   23,072
   Receivables, net of allowance for doubtful
     accounts of $53,203 and $33,597, respectively (Note 19).    304,797     429,455
   Inventories (Note 5)......................................    404,667     511,411
   Prepaid expenses and other................................     19,302      19,817
   Deferred income taxes.....................................     28,900      28,478
                                                              ----------  ----------
       Total current assets..................................    789,369   1,012,233
                                                              ----------  ----------
Property, plant and equipment, net...........................    530,220     632,935
                                                              ----------  ----------
Other assets:
   Goodwill, net (Note 4 and 14).............................    416,926     540,395
   Other intangibles, net (Note 14)..........................     48,680          --
   Investments in affiliates.................................      4,821       5,782
   Deferred financing costs, net.............................     12,610      26,777
   Deferred income taxes (Note 11)...........................     69,819      40,716
   Other (Note 6)............................................     43,423      40,087
                                                              ----------  ----------
                                                                 596,279     653,757
                                                              ----------  ----------
       Total assets.......................................... $1,915,868  $2,298,925
                                                              ==========  ==========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Short-term borrowings (Note 7)............................ $   10,999  $   10,387
   Current maturities of long-term debt (Note 7).............  1,075,925      28,117
   Accounts payable..........................................    290,378     350,712
   Accrued expenses..........................................    363,933     439,399
                                                              ----------  ----------
       Total current liabilities.............................  1,741,235     828,615
Long-term debt (Note 7)......................................    326,348   1,308,542
Noncurrent retirement obligations............................    176,675     164,447
Other noncurrent liabilities.................................    209,336     235,587
                                                              ----------  ----------
       Total liabilities.....................................  2,453,594   2,537,191
                                                              ----------  ----------
Commitments and contingencies (Notes 12 and 13)..............
Minority interest............................................     18,016      18,373
                                                              ----------  ----------
                   STOCKHOLDERS' DEFICIT
Common stock, $.01 par value 100,000 shares authorized;
  27,383 and 25,449 shares issued and outstanding............        274         255
Additional paid-in capital...................................    570,589     531,179
Accumulated deficit..........................................   (791,119)   (485,986)
Notes receivable--stock award plan...........................       (665)       (665)
Accumulated other comprehensive loss.........................   (334,821)   (301,422)
                                                              ----------  ----------
Total stockholders' deficit..................................   (555,742)   (256,639)
                                                              ----------  ----------
Total liabilities and stockholders' deficit.................. $1,915,868  $2,298,925
                                                              ==========  ==========

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
           FOR THE FISCAL YEARS ENDED MARCH 31, 2000, 2001 AND 2002

                     (In thousands, except per-share data)





                                                                       Notes
                                                         Additional Receivable-
                                                  Common  Paid-in   Stock Award   Unearned   Accumulated
                                                  Stock   Capital      Plan     Compensation   Deficit
                                                  ------ ---------- ----------- ------------ -----------
Balance at March 31, 1999........................  $213   $490,147     $(786)      $(129)     $(181,779)
                                                   ----   --------     -----       -----      ---------
   Net loss for fiscal 2000......................    --         --        --          --       (136,042)
   Minimum pension liability adjustment, net of
    tax..........................................    --         --        --          --             --
   Translation adjustment........................    --         --        --          --             --

   Comprehensive loss............................

   Common stock issued under employee stock
    purchase plan................................     1        165        --          --             --
   Common stock issued pursuant to Board of
    Directors' grants............................    --         87                    --             --
   Forfeiture of common stock grants.............    --         --        52          --             --
   Amortization of unearned compensation.........    --         --        --         129             --
   Cash dividends paid ($0.08/share).............    --         --        --          --         (1,709)
                                                   ----   --------     -----       -----      ---------
Balance at March 31, 2000........................   214    490,399      (734)         --       (319,530)
                                                   ----   --------     -----       -----      ---------
   Net loss for fiscal 2001......................    --         --        --          --       (164,585)
   Minimum pension liability adjustment, net of
    tax..........................................    --         --        --          --             --
   Translation adjustment........................    --         --        --          --             --

   Comprehensive loss............................

   Common stock issued under employee stock
    purchase plan................................     1         --        --          --             --
   GNB acquisition stock issuance................    40     36,244        --          --             --
   Warrants issued for GNB financing.............    --      4,536        --          --             --
   Forfeiture of common stock grants.............    --         --        69          --             --
   Cash dividends paid ($0.08/share).............    --         --        --          --         (1,871)
                                                   ----   --------     -----       -----      ---------
Balance at March 31, 2001........................  $255   $531,179     $(665)      $  --      $(485,986)
                                                   ----   --------     -----       -----      ---------

                                                            Accumulated Other
                                                           Comprehensive Loss
                                                  -------------------------------------
                                                    Minimum
                                                    Pension
                                                   Liability  Cumulative   Derivatives
                                                  Adjustment, Translation Qualifying as Comprehensive
                                                  Net of Tax  Adjustment     Hedges         Loss
                                                  ----------- ----------- ------------- -------------
Balance at March 31, 1999........................  $ (1,782)   $(171,749)      $--
                                                   --------    ---------       ---
   Net loss for fiscal 2000......................        --           --        --        $(136,042)
   Minimum pension liability adjustment, net of
    tax..........................................      (311)          --        --             (311)
   Translation adjustment........................        --      (62,883)       --          (62,883)
                                                                                          ---------
   Comprehensive loss............................                                         $(199,236)
                                                                                          =========
   Common stock issued under employee stock
    purchase plan................................        --           --        --
   Common stock issued pursuant to Board of
    Directors' grants............................        --           --        --
   Forfeiture of common stock grants.............        --           --        --
   Amortization of unearned compensation.........        --           --        --
   Cash dividends paid ($0.08/share).............        --           --        --
                                                   --------    ---------       ---
Balance at March 31, 2000........................    (2,093)    (234,632)       --
                                                   --------    ---------       ---
   Net loss for fiscal 2001......................        --           --        --        $(164,585)
   Minimum pension liability adjustment, net of
    tax..........................................   (34,461)          --        --          (34,461)
   Translation adjustment........................        --      (30,236)       --          (30,236)
                                                                                          ---------
   Comprehensive loss............................                                         $(229,282)
                                                                                          =========
   Common stock issued under employee stock
    purchase plan................................        --           --        --
   GNB acquisition stock issuance................        --           --        --
   Warrants issued for GNB financing.............        --           --        --
   Forfeiture of common stock grants.............        --           --        --
   Cash dividends paid ($0.08/share).............        --           --        --
                                                   --------    ---------       ---
Balance at March 31, 2001........................  $(36,554)   $(264,868)      $--
                                                   --------    ---------       ---

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
     FOR THE FISCAL YEARS ENDED MARCH 31, 2000, 2001 AND 2002--(Continued)

                     (In thousands, except per-share data)





                                                                       Notes
                                                         Additional Receivable-
                                                  Common  Paid-in   Stock Award   Unearned   Accumulated
                                                  Stock   Capital      Plan     Compensation   Deficit
                                                  ------ ---------- ----------- ------------ -----------
   Net loss for fiscal 2002......................    --         --        --         --        (304,082)
   Minimum pension liability adjustment, net of
    tax..........................................    --         --        --         --              --
   Cumulative effect of change in accounting
    principle....................................    --         --        --         --              --
   Change in fair value of cash flow hedges......    --         --        --         --              --
   Reclassification to earnings..................    --         --        --         --              --
   Translation adjustment........................    --         --        --         --              --

   Comprehensive loss............................

   Common stock issued under employee stock
    purchase plan................................    --         17        --         --              --
   Common stock issued in debt for equity
    transaction..................................    19     39,393        --         --              --
   Cash dividends paid ($0.04/share).............    --         --        --         --          (1,051)
                                                   ----   --------     -----        ---       ---------
Balance at March 31, 2002........................  $274   $570,589     $(665)       $--       $(791,119)
                                                   ====   ========     =====        ===       =========

                                                            Accumulated Other
                                                           Comprehensive Loss
                                                  ------------------------------------
                                                    Minimum
                                                    Pension
                                                   Liability  Cumulative   Derivatives
                                                  Adjustment, Translation Qualifying as Comprehensive
                                                  Net of Tax  Adjustment     Hedges         Loss
                                                  ----------- ----------- ------------- -------------
   Net loss for fiscal 2002......................        --           --          --      $(304,082)
   Minimum pension liability adjustment, net of
    tax..........................................   (23,303)          --          --        (23,303)
   Cumulative effect of change in accounting
    principle....................................        --           --         541            541
   Change in fair value of cash flow hedges......        --           --      (4,981)        (4,981)
   Reclassification to earnings..................        --           --       2,357          2,357
   Translation adjustment........................        --       (8,013)         --         (8,013)
                                                                                          ---------
   Comprehensive loss............................                                         $(337,481)
                                                                                          =========
   Common stock issued under employee stock
    purchase plan................................        --           --          --
   Common stock issued in debt for equity
    transaction..................................        --           --          --
   Cash dividends paid ($0.04/share).............        --           --          --
                                                   --------    ---------     -------
Balance at March 31, 2002........................  $(59,857)   $(272,881)    $(2,083)
                                                   ========    =========     =======

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Fiscal Year Ended March 31,
                                                                        ----------------------------------
                                                                           2002        2001        2000
                                                                        ---------   ---------   ---------
                                                                                 (In thousands)
Cash Flows From Operating Activities:
   Net loss............................................................ $(304,082)  $(164,585)  $(136,042)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities--
     Depreciation and amortization.....................................   100,730      99,595      95,706
     Net (gain) loss on asset sales....................................    (1,079)    (18,500)     21,584
     Purchased research and development................................    (8,185)         --      14,262
     Deferred income taxes.............................................   (15,156)    (11,369)     16,199
     Amortization of original issue discount on notes..................    10,768      10,642       9,992
     Provision for doubtful accounts...................................    24,731      12,066       6,859
     Non-cash provision for restructuring..............................    10,400      42,381      19,336
     Goodwill impairment charge........................................   105,000          --          --
     Minority interest.................................................       211       1,623       1,725
     Amortization of deferred financing costs..........................    13,126       5,262       3,610
     Debt-to-equity conversion non-cash charge.........................    13,873          --          --
     Provision for excess inventories..................................    10,000          --          --
     Net change from sales of receivables..............................   (35,211)     94,933     (23,483)
   Changes in assets and liabilities excluding effects of
    acquisitions and divestitures--
     Receivables.......................................................   118,138       7,331     (29,139)
     Inventories.......................................................    87,043      (4,680)     50,324
     Prepaid expenses and other........................................       515       2,768       1,466
     Payables..........................................................   (59,246)    (36,565)     27,970
     Accrued expenses..................................................   (77,276)     33,958     (29,132)
     Noncurrent liabilities............................................    (2,115)     28,314      42,033
     Other, net........................................................     1,150     (12,984)      2,378
                                                                        ---------   ---------   ---------
        Net cash (used in) provided by operating activities............    (6,665)     90,190      95,648
                                                                        ---------   ---------   ---------
Cash Flows From Investing Activities:
   GNB Acquisition, net of cash acquired of $17,098 in fiscal 2001.....      (965)   (331,902)         --
   Other acquisitions of businesses....................................        --          --      (2,582)
   Capital expenditures................................................   (61,323)    (69,495)    (63,953)
   Proceeds from sales of assets.......................................     4,833      45,477      53,105
   Investment in joint venture.........................................    (1,007)         --          --
   Other...............................................................        --          --         807
                                                                        ---------   ---------   ---------
        Net cash used in investing activities..........................   (58,462)   (355,920)    (12,623)
                                                                        ---------   ---------   ---------
Cash Flows From Financing Activities:
   Increase (decrease) in short-term borrowings........................       718      (8,503)      7,486
   Borrowings under Senior Secured Credit Facilities Agreement.........   881,135     604,274     639,089
   Repayments under Senior Secured Credit Facilities Agreement.........  (788,635)   (569,432)   (709,673)
   GNB acquisition debt................................................        --     250,000          --
   Decrease in other debt..............................................   (12,958)         --      (8,448)
   Financing costs and other...........................................    (5,489)    (15,000)       (732)
   Dividends paid......................................................    (1,051)     (1,871)     (1,709)
                                                                        ---------   ---------   ---------
        Net cash provided by (used in) financing activities............    73,720     259,468     (73,987)
                                                                        ---------   ---------   ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents...........        38       1,224      (1,524)
                                                                        ---------   ---------   ---------
Net Increase (Decrease) In Cash and Cash Equivalents...................     8,631      (5,038)      7,514
Cash and Cash Equivalents, Beginning of Year...........................    23,072      28,110      20,596
                                                                        ---------   ---------   ---------
Cash and Cash Equivalents, End of Year................................. $  31,703   $  23,072   $  28,110
                                                                        =========   =========   =========
Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for--
   Interest............................................................ $ 117,721   $  93,764   $  89,955
   Income taxes (net of refunds)....................................... $  15,051   $   9,682   $  16,180

   See Note 7 for non-cash financing activity related to debt to equity conversion.

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2002

              (In thousands, except per-share and headcount data)

(1)  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

   On April 15, 2002 ("Petition Date") Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as "Exide" or the "Company") and three of its wholly owned U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court")under case numbers 02-11125 through 02-11128 (jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125JCA). The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

   The Company decided to file itself and certain of its subsidiaries for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of current economic conditions on the Company's markets, particularly the telecommunications industry, ongoing competitive pressures and recent capital market volatility. These factors contributed to a loss of revenues and have resulted in significant operating losses and negative cash flows, severely impacting the Company's financial condition and its ability to maintain compliance with debt covenants.

   As debtors-in-possession, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company's operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the filing the Company entered into a "Standstill and Subordination Agreement" with its Pre-petition Senior Secured Credit Facility lenders, whereby the lenders have agreed to forbear collection of principal payments on foreign borrowings under this facility by non-debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events.

   On April 17, 2002 Exide received Bankruptcy Court approval for among other things, on an interim basis, access to $200 million of a $250 million debtor-in-possession ("DIP") financing facility ("DIP Credit Facility"), the ability to pay pre-petition and post-petition employee wages, salaries and benefits and to honor customer warranty and rebate obligations.

   On May 10, 2002 the Company received final Bankruptcy Court approval to access its entire $250 million DIP Credit Facility. The DIP Credit Facility will be used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

   Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan that provides for emergence from bankruptcy as a going concern, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be successfully implemented.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Under the Bankruptcy Code, the Debtors may also assume or reject executory contracts, including lease obligations, subject to the approval of the Bankruptcy Court and certain other conditions. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Due to the timing of the Chapter 11 proceedings, the Company cannot currently estimate or anticipate what impact the rejection and subsequent claims of executory contracts may have in the reorganization process.

   On June 14, 2002, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records on the petition date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process, although a bar date for filing claims has not yet been established. As the ultimate number and amount of allowed claims is not presently known and, because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

   At this time, it is not possible to predict the ultimate effect of the Chapter 11 reorganization on our business, various creditors and security holders or when it may be possible to emerge from Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company's common stock would likely be substantially if not completely diluted or cancelled as a result of the conversion of debt to equity or with respect to any other compromise of interest. Further it is also expected that the Company's senior notes and convertible subordinated notes will suffer substantial impairment.

   The consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility, the ability of the Company to generate cash flows from operations, and where necessary, obtaining financing sources sufficient to satisfy future obligations. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible assets sales, the Company expects that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the consolidated financial statements.

   The consolidated financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. In addition, since the Debtors filed for protection under the Bankruptcy Code subsequent to March 31, 2002, the accompanying fiscal 2002 consolidated financial statements have not been prepared in accordance with SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), and do not include disclosures of liabilities subject to compromise. Financial statements prepared subsequent to the filing date under Chapter 11 will be prepared reflecting such amounts subject to compromise.

   Because the Company did not believe it would be in compliance with certain financial covenants included in the Company's Senior Secured Credit facility upon expiration of waivers on April 15, 2002, the Company classified those obligations of the Debtors under the Senior Facility as short-term debt at March 31, 2002.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

   The consolidated financial statements include the accounts of Exide Technologies and all of its majority owned subsidiaries in which we exercise control(collectively the "Company"). Investments in affiliates of less than a 20% interest are accounted for by the cost method. Investments in 20% to 50% owned companies are accounted for by the equity method. The Company's equity in the net income (loss) of these companies is not material. All significant intercompany transactions have been eliminated.

   The Company acquired GNB Technologies, Inc. and related entities and assets("GNB") on September 29, 2000. GNB's results of operations were included in the accompanying consolidated statement of operations since the date of acquisition (See Note 14).

  Nature of Operations

   The Company is one of the largest manufacturers and marketers of lead acid batteries in the world. We manufacture industrial and automotive batteries in North America, Europe, the Middle East, India, Australia and New Zealand. Our industrial batteries consist of motive power batteries, such as those used in forklift trucks and other electronic vehicles, and network power batteries used for back-up power applications, such as those used for telecommunication systems. We market our automotive batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers.

   We have three segments: the Transportation segment, the Motive Power segment and the Network Power segment. See Note 21.

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

  Major Customers and Concentration of Credit

   The Company has a number of major end-user, retail and original equipment manufacturer customers, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales during any of the fiscal years presented. The Company does not believe a material part of its business is dependent upon a single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company's largest customers would most likely have a negative short-term impact on the Company's results of operations.

  Foreign Currency Translation

   The functional currencies of the Company's foreign subsidiaries are primarily the respective local currency. Assets and liabilities of the Company's foreign subsidiaries and affiliates are translated into U.S. dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive loss within stockholders' deficit. Foreign currency gains and losses from certain intercompany transactions meeting the permanently

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
advanced criteria of Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" are also recorded as a component of accumulated other comprehensive loss. Transaction gains and losses not meeting this permanently advanced criteria are included in other (income) expense, net. The Company recognized net transaction (gains) losses of $5,109, $(1,009) and $897 in fiscal 2002, 2001 and 2000, respectively.

   Cash Equivalents

   Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of these instruments.

  Allowance for Doubtful Accounts

   The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We continually assess the adequacy of the reserves for doubtful accounts based on the financial condition of our customers and other external factors that may impact collectibility.

  Inventories

   Inventories, which consist of material, labor and overhead, are stated at the lower of cost or market using the first-in, first-out ("FIFO") method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions of future demand and market conditions.

  Property, Plant and Equipment

   Property, plant and equipment at March 31 consists of:

                                                     2002     2001
                                                   -------- --------
            Land.................................. $ 46,687 $ 47,615
            Buildings and improvements............  262,779  260,336
            Machinery and equipment...............  562,382  613,988
            Construction in progress..............   37,674   39,294
                                                   -------- --------
                                                    909,522  961,233
            Less--Accumulated depreciation........  379,302  328,298
                                                   -------- --------
               Property, plant and equipment, net. $530,220 $632,935
                                                   ======== ========

   Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The range of estimated useful lives is as follows: buildings and improvements, 25-40 years; machinery and equipment, 3-14 years.

   Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements and major renewals are capitalized. Depreciation expense was $99,439, $84,568 and $76,257 for fiscal years 2002, 2001 and 2000, respectively.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

  Capitalized Software Costs

   The Company capitalizes the cost of computer software acquired or developed for internal use, in accordance with SoP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The capitalized costs are amortized over the estimated useful life of the software, ranging from 3 to 5 years, on a straight-line basis.

  Deferred Financing Costs

   Deferred financing costs are amortized to interest expense over the life of the related debt. During the third and fourth quarters of fiscal 2002 the Company accelerated amortization of certain deferred financing costs amounting to $6,216 which related to the Senior Secured Credit facility.

  Valuation of Long-Lived Assets

   The Company's long-lived assets include property, plant and equipment, goodwill and identified intangible assets. Long-lived assets (other than goodwill and indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of goodwill and indefinite-lived intangible assets are based upon our estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, we may be required to record impairment charges. See Note 4.

  Hedging Activities

   In accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, the Company reports all derivative financial instruments on the balance sheet at their fair values. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in Accumulated Other Comprehensive Loss until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. The Company uses no derivative instruments designated as fair value hedges. In the Consolidated Statement of Cash Flows, the Company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

   The Company enters into certain interest rate swap agreements to hedge exposure to interest costs associated with long-term debt. The differential to be paid or received on these agreements is accrued as interest rates change and is recognized in earnings over the life of the agreements. All of the Company's interest rate swaps qualify for the shortcut method of hedge accounting under SFAS 133, thus there is no ineffectiveness reported in earnings related to these hedges.

   The Company enters into foreign exchange rate agreements to hedge exposure to the currency fluctuation of certain transactions denominated in a currency other than the applicable local currency. The differential to be paid or received on these agreements is included in earnings in the period in which they are settled.

   The Company also enters into certain lead forward purchase and put option agreements to hedge the cost of externally purchased lead. These hedges are considered highly effective and are accounted for as cash flow hedges under SFAS 133.

   Counterparties to interest rate swap, foreign exchange and commodity and option agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   The Company's ability to utilize financial instruments as hedges has been significantly restricted due to the Chapter 11 filing. As a result, the Company does not anticipate utilizing the types of financial instruments described above to any significant extent in the foreseeable future.

  Warranty and Returns

   The Company recognizes the estimated cost of warranty and returns as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim / return date.

  Income Taxes

   The Company accounts for income taxes under the provisions of SFAS 109 "Accounting for Income Taxes", which requires the use of the liability method in accounting for deferred taxes. If it is more likely than not that some portion, or all, of a deferred tax asset will not be realized, a valuation allowance is recognized.

  Revenue Recognition

   The Company records sales when revenue is earned. Shipment terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, terms are FOB destination and in these cases, revenue is recognized when product is delivered to the customer's delivery site.

  Accounting for Shipping and Handling Costs

   The Company records shipping and handling costs incurred in cost of sales and records shipping and handling costs billed to customers in net sales.

  Advertising

   The Company expenses advertising costs as incurred.

  Earnings Per Share ("EPS")

   Basic EPS excludes all potentially dilutive securities and is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the assumed exercise and conversion of potentially dilutive securities, including stock options and convertible notes, in periods when they are not anti-dilutive; otherwise, it is the same as basic EPS.

   Basic and diluted EPS are the same for fiscal 2002, 2001 and 2000 because the effect of assumed exercise and conversion of potentially dilutive securities would have been anti-dilutive.

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

  Reclassifications

   Certain prior years' amounts have been reclassified to conform to the fiscal 2002 presentation.

  Recently Issued Accounting Standards

   The Financial Accounting Standards Board recently issued SFAS 143 "Accounting for Asset Retirement Obligations", and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is required

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
to adopt SFAS 143 on April 1, 2003. The provisions of SFAS 143 address financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and requires companies to record an asset and related liability for the cost associated with the retirement of long-lived tangible assets if a legal liability to retire the asset exists.

   SFAS 144 is effective for financial statements for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 on April 1, 2002. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121 and the accounting and reporting provisions of the Accounting Principles Board ("APB") Opinion No. 30 for the disposal of a segment of a business. SFAS 144 retains the basic principles of SFAS 121 for long lived assets to be disposed of by sale or held and used and broadens discontinued operations presentation to include a component of an entity that is held for sale or that has been disposed of.

   The Company is in the process of completing its evaluation of the impact of these statements.

(3)  ACCOUNTING FOR DERIVATIVES

   On April 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", (collectively, "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as hedging certain interest rates and foreign currency exchange rates. The Company's outstanding derivatives that qualify for hedge accounting are designated as cash flow hedges. The effective portion of changes in the fair value of lead forward contracts are recorded in Accumulated Other Comprehensive Loss until the related purchased lead is charged to earnings. At that time, the effective portion recorded in Accumulated Other Comprehensive Loss is recognized in the Statement of Operations. Changes in the fair value of cash flow hedges for which the hedged item affects earnings immediately (foreign currency transaction hedges and interest rate hedges), ineffective portions of changes in the fair value of cash flow hedges and fair value changes on certain derivatives that, despite being utilized to effectively manage the above mentioned activities, do not qualify for hedge accounting, are recognized in earnings immediately.

   The adoption of SFAS 133 resulted in an income statement charge, reflected as a cumulative effect of change in accounting principle, of $496 or $0.02 per diluted share. Also, a cumulative effect adjustment reduced Accumulated Other Comprehensive Loss by $541. Approximately $2,083 of the amount in Accumulated Other Comprehensive Loss at March 31, 2002 will be reclassified into earnings during the fiscal year ending March 31, 2003. The change in fair value of cash flow hedges for which the hedged item affects earnings immediately, related to hedge ineffectiveness and of derivatives not qualifying for hedge accounting (including the cumulative effect of change in accounting principle), for the fiscal year ended March 31, 2002 was $1,247 and was recognized in other expense. No cash flow hedges were derecognized or terminated during the period. The fair value of derivative contracts at March 31, 2002 is a liability of $2,103.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   The following table presents activity relating to other comprehensive income
(loss) for derivative instruments classified as cash flow hedges only:

                                                              Fiscal Year
                                                                 Ended
                                                             March 31, 2002
                                                             --------------
     Cumulative effect of change in accounting principle....    $   541
     Additions and revaluations of derivatives designated as
       cash flow hedges.....................................     (4,981)
     Less: Clearance of hedge results to earnings...........      2,357
                                                                -------
     Ending Balance.........................................    $(2,083)
                                                                =======

(4)  ACCOUNTING FOR GOODWILL AND INTANGIBLES

   In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

   The Company adopted SFAS 141 and 142 effective April 1, 2001. There was no cumulative effect of a change in accounting as a result of the initial adoption of SFAS 142. However, on a prospective basis upon adoption of SFAS 142, the Company no longer amortizes goodwill. The following table reflects net loss adjusted to exclude amortization expense (including any related tax effects) recognized in the periods presented:

                                              For the fiscal year ended
                                           -------------------------------
                                           March 31,  March 31,  March 31,
                                             2002       2001       2000
                                           ---------  ---------  ---------
     Reported Net Income (Loss)........... $(304,082) $(164,585) $(136,042)
     Goodwill Amortization................        --     14,949     17,165
     Adjusted Net Income (Loss)........... $(304,082) $(149,636) $(118,877)

     Basic and Diluted Earnings Per Share:
     Reported Net Income (Loss)........... $  (11.35) $   (7.02) $   (6.40)
     Goodwill Amortization................        --       0.64       0.81
     Adjusted Net Income (Loss)........... $  (11.35) $   (6.38) $   (5.59)

   Summarized goodwill activity for fiscal 2002 is as follows:

                                                         Total
                                                       ---------
               Goodwill, net at March 31, 2001........ $ 540,395
               Purchase price allocation (See Note 14)   (14,814)
               Impairment charge......................  (105,000)
               Currency translation effect............    (3,655)
                                                       ---------
               Goodwill, net at March 31, 2002........ $ 416,926
                                                       =========

   In accordance with the requirements of FAS 142, due to a significant deterioration in the Network Power segment and the Company's expectation that the current depressed telecommunications market would not recover in the near term, the Company tested goodwill for impairment during the third quarter of fiscal 2002.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   The Company identified an impairment of goodwill within the Network Power segment and recorded a charge of $105,000 in the third quarter of fiscal 2002. The impairment charge was recorded based upon a comparison of the book carrying value of this reporting unit, including goodwill, against the fair value of the reporting unit, estimated using a discounted cash flow model based upon the Company's five year business plan developed and finalized in February 2002.

   If the assumptions used in determining the fair value of reporting units change or there is further significant erosion of business results, such changes could result in additional impairment charges in future periods. Since March 31, 2002 the Company has experienced adverse deterioration in the performance of its European Network Power business. The Company evaluated the impact of these market conditions on the business and recorded a further goodwill impairment charge in its Network Power segment in first quarter fiscal 2003 results.

   The amounts of goodwill, net at March 31, 2002 allocated to the Company's Transportation, Motive Power and Network Power segments are approximately $221,000, $159,000 and $37,000, respectively.

   Net intangible assets include $38,600 of trademarks which are not subject to amortization and $10,080 of technology which is amortized over its useful life of 10 years. The technology gross carrying amount is $10,900 and the related accumulated amortization is $820 (See Note 14).

(5)  INVENTORIES

   Inventories, valued by the first-in, first-out ("FIFO") method, consist of:

                                      March 31, March 31,
                                        2002      2001
                                      --------- ---------
                      Raw materials.. $ 81,089  $108,582
                      Work-in-process   79,416    79,767
                      Finished goods.  244,162   323,062
                                      --------  --------
                                      $404,667  $511,411
                                      ========  ========

   In connection with the inventory management component of the Company's restructuring and reorganization programs, during the third quarter of fiscal 2002, the Company recorded a charge to write-down excess inventories by approximately $10,000. The charge, which was classified as cost of sales in the accompanying consolidated statement of operations, was determined after an assessment of the Company's five-year business plan and updated demand forecasts, the continued weakening of the Company's business segments, particularly the telecommunications market, and ongoing stock keeping unit
(SKU) rationalization. The Company expects to complete the disposition of these identified inventories during fiscal 2003.

(6)  OTHER ASSETS

   Other assets consist of:

                                           March 31, March 31,
                                             2002      2001
                 -                         --------- ---------
                 Pension assets...........  $16,403   $24,298
                 Capitalized software, net   18,264     9,905
                 Loan to affiliate........    4,930     3,334
                 Other....................    3,826     2,550
                                            -------   -------
                                            $43,423   $40,087
                                            =======   =======

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

(7)  DEBT

   At March 31, 2002 and 2001, short-term borrowings of $10,999 and $10,387, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's non-U.S. subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent. As of March 31, 2002 and 2001, the weighted average interest rate on these borrowings was 7.0% and 9.5%, respectively.

   Following is a summary of the Company's long-term debt at March 31, 2002 and 2001:

                                                                                          2002        2001
-                                                                                     -----------  ----------
Senior Secured Global Credit Facilities Agreement--Borrowings primarily at
  LIBOR plus 4.75% to 5.25% and LIBOR plus 3.75% to 4.5% at a weighted
  average rate of 7.40% and 9.61% at March 31, 2002 and 2001, respectively........... $   682,683  $  587,432
9.125% Senior Notes, (Deutsche mark denominated--175,000) due April 15,
  2004...............................................................................      77,934      78,589
10% Senior Notes, due April 15, 2005.................................................     300,000     300,000
Convertible Senior Subordinated Notes, due December 15, 2005.........................     320,704     337,011
Other, including capital lease obligations (see Note 13), and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through
  2015(1)............................................................................      20,952      33,627
                                                                                      -----------  ----------
                                                                                        1,402,273   1,336,659
Less--Current maturities.............................................................  (1,075,925)    (28,117)
                                                                                      -----------  ----------
                                                                                      $   326,348  $1,308,542
                                                                                      ===========  ==========

--------
(1) Includes various operating lines of credit and working capital facilities maintained by certain of the Company's non-US subsidiaries.

   On January 4, 2002, the Company secured a waiver from its senior lenders through April 12, 2002 of certain covenants contained in its Senior Secured Credit Facility and the deferral of principal and interest payments during the waiver period. In connection with securing this waiver, certain additional security interests were provided to the senior lenders. On March 28, 2002, the Company obtained an amendment extending these waivers through April 15, 2002. On April 15, 2002, the Company and three of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the filing, the Company also entered into a "Standstill and Subordination Agreement" with its Pre-petition Senior Secured Credit Facility lenders, whereby the lenders have agreed to forbear collections of principal payments on foreign borrowings under this facility from non-debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events. In addition, the Company continues to accrue and pay interest of the Debtors under the Pre-petition Senior Secured Credit Facility subject to liquidity calculations prescribed in the DIP Credit Facility. Borrowings under the Senior Credit Facility by Debtors within the Chapter 11 case are subject to compromise.

   In accordance with generally accepted accounting principles, the Company classified the long-term portion of its Senior Secured Credit Facility borrowed by the Debtors, approximately $430,696 at March 31, 2002, as short-term debt as the Company did not believe it would be in compliance with these covenants after expiration of the waivers. In addition, the Company classified its 10% Senior Notes and Convertible Senior Subordinated Notes as short-term as a consequence of default under these agreements following the Company's Chapter 11

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
filing. The Company accelerated amortization of certain Senior Secured Credit Facility deferred financing costs such that these costs were substantially amortized by March 31, 2002. This acceleration resulted in additional amortization expense of approximately $6,216 in fiscal 2002. See Note 1 for further discussion of the Company's bankruptcy considerations and reorganization plans.

   On May 10, 2002 the Company received final Bankruptcy Court approval of its entire $250,000 DIP Credit Facility. The DIP Credit Facility will be used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

   On April 17, 2002, approximately $129,000 of the DIP Credit Facility was drawn down, $117,000 being used to terminate and repurchase uncollected securitized accounts receivable under the Company's existing U.S. receivables sale facility and the balance for financing costs and related fees.

   The DIP Credit Facility is a secured revolving credit and term loan facility under which Exide Technologies is the borrower with certain U.S. subsidiaries acting as guarantors. The DIP Credit Facility is afforded super priority claim status in the Chapter 11 case and is collateralized by first liens on certain eligible U.S. assets of the Company, principally accounts receivable, inventory and property.

   The revolving credit tranche of the DIP Credit Facility provides for borrowing up to $121,000, of which up to $65,000 is available to Exide Technologies for on-lending to its foreign subsidiaries. An additional $50,000 sub-facility is also available to the foreign subsidiaries based on certain collateral asset values in the United Kingdom, Canada and Australia. To the extent funds are borrowed under the DIP and on-lent to foreign subsidiaries, additional liens on certain assets of the borrowing foreign subsidiary and related guarantees are required. Up to $40,000 of the revolving credit tranche is available for letters of credit.

   Borrowings under the DIP Credit Facility bear interest at Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes accounts receivable, inventory and certain property. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain monthly specified levels of earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur indebtedness, create or incur liens or guarantees, enter into leases, sell or dispose of assets, change the nature of our business or enter into related party transactions. The Company believes it was in compliance with DIP Credit Facility Covenants as of June 30, 2002. The Company has presented to its banks an operating plan which assumes that the Company will maintain compliance with its covenants in fiscal 2003. Currently the Company expects to maintain adequate financial resources during fiscal 2003 (considering both funds available under the DIP Credit Facility and cash flows generated from operations) while pursuing its strategic options and development of a plan of reorganization. However no assurance can be given that the Company will maintain compliance with its covenants or have adequate financial resources available during fiscal 2003. Failure to maintain compliance with these covenants in the future would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company's availability to funds necessary to maintain its operations and assist in funding of its reorganization plans. The Company has obtained waivers under the DIP Credit Facility and Standstill and Subordination Agreement for late delivery of its audited consolidated financial statements for the fiscal year ended March 31, 2002.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   The DIP Credit Facility matures on the earlier of February 15, 2004, 30 days before the pre-petition Revolving Credit and Tranche A Senior Secured Credit Facilities mature or the Company emerges from bankruptcy.

   In July 2001, the Company completed debt-for-equity exchanges whereby approximately $30,000 face value of the Convertible Senior Subordinated Notes (the "Notes") were exchanged for approximately 1,900 shares of Company common stock. Since these exchanges involved a convertible security, the Company recognized a non-cash charge of $13,873 in fiscal 2002 equivalent to the market value of the shares issued in excess of the original conversion ratio of the Notes. The non-cash charge was included in the "Other(income)expense" line of the consolidated statement of operations. The carrying value of the Notes was $25,539. The Company reduced debt and increased shareholders' equity by $25,539 as a result of the transaction. This transaction was treated as a non-cash financing activity in the accompanying consolidated statement of cash flows.

   The Company's $900,000 (including $250,000 to finance the GNB acquisition) Senior Secured Global Credit Facilities Agreement has three borrowing tranches: a $150,000 six year multi-currency term A loan, a $500,000 seven and one-quarter year U.S. dollar term B loan, and a $250,000 six year multi-currency revolving credit line. This facility contains a number of financial and other covenants customary for such agreements including restrictions on new indebtedness, liens, leverage rates, acquisitions and capital expenditures. Under the original terms of the agreement, principal payments on nonrevolving debt would continue through March 2005.

   In April 1995, the Company issued $300,000 in aggregate principal amount of 10% Senior Notes. The 10% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2000, initially at 105% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after April 15, 2002.

   In December 1995, the Company issued Convertible Senior Subordinated Notes due December 15, 2005, with a face amount of $397,000 discounted to $287,797. These notes have a coupon rate of 2.9% with a yield to maturity of 6.75%. The notes are convertible into the Company's common stock at a conversion rate of ..0125473 shares per $1 principal amount at maturity, subject to adjustments in certain events.

   The Company entered into a $60,000 two year interest rate swap agreement on October 18, 2000 for which the Company pays a quarterly fixed rate of 6.55% and receives a three month LIBOR rate. This agreement was terminated in the first quarter of fiscal 2003 in connection with the Company's Chapter 11 filing. This swap hedged a portion of the variable interest exposure on our $900,000 Global Credit Facilities Agreement Tranche B Term Loans.

   On January 17, 2001 the Company entered into an interest rate cap agreement, which reduces the impact of changes in interest rates on a portion of our floating rate debt. The cap agreement effectively limits the three-month LIBOR based interest rate on $70,000 of our U.S. borrowings to no more than 6.5% through July 17, 2002.

   The Company's variable rate based debt at March 31, 2002 was approximately $700,000, of which approximately $130,000 was hedged.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Annual principal payments required under long-term debt obligations at March 31, 2002 are as follows:

                            Fiscal Year   Amount
                            ----------- -----------
                            2003....... $    29,273
                            2004.......     260,700
                            2005.......     479,300
                            2006.......     622,200
                            2007.......       1,400
                            Thereafter.       9,400
                                        -----------
                                        $ 1,402,273
                                        ===========

(8)  EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE
BENEFITS:

   The Company has noncontributory defined benefit pension plans covering substantially all hourly employees in North America. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. The Company has numerous defined contribution plans in North America and Europe with related expense of $4,278, $3,325 and $5,585 in fiscal 2002, 2001 and 2000, respectively.

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

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated financial statements at March 31, 2002 and 2001:

                                                                                    Other
                                                                               Post-Retirement
                                                         Pension Benefits         Benefits
                                                       --------------------  ------------------  -
                                                          2002       2001      2002      2001
Change in benefit obligation:                          ---------  ---------  --------  --------  -
Benefit obligation at beginning of year............... $ 430,476  $ 285,791  $ 32,566  $ 15,661
Transfers in (primarily GNB)..........................       634    136,024        --    14,042
Service cost..........................................    12,515      9,314       162       256
Interest cost.........................................    28,917     22,575     2,459     1,905
Actuarial (gain) loss.................................     1,459     16,043     2,243     3,087
Plan participants' contributions......................     1,223      1,174        46        --
Benefits paid.........................................   (26,208)   (15,963)   (1,749)   (2,153)
Plan amendments.......................................        --     (2,607)   (2,158)       --
Currency translation..................................       266    (20,961)      (27)     (232)
Settlements and other.................................     2,408       (914)   (1,659)       --
                                                       ---------  ---------  --------  --------  -
Benefit obligation at end of year..................... $ 451,690  $ 430,476  $ 31,883  $ 32,566
                                                       =========  =========  ========  ========  =
Change in plan assets:
Fair value of plan assets at beginning of year........ $ 297,209  $ 194,055  $     --  $     --
Transfers in (primarily GNB)..........................        27    143,043        --        --
Actual return on plan assets..........................    (1,377)   (20,904)       --        --
Employer contributions................................     9,760      3,218     1,703     2,153
Plan participants' contributions......................     1,223      1,174        46        --
Benefits paid.........................................   (26,208)   (15,963)   (1,749)   (2,153)
Currency translation..................................     1,059    (12,024)       --        --
Settlements and other.................................        --      4,610        --        --
                                                       ---------  ---------  --------  --------  -
Fair value of plan assets at end of year.............. $ 281,693  $ 297,209  $     --  $     --
                                                       =========  =========  ========  ========  =
Reconciliation of funded status:
Funded status......................................... $(169,997) $(133,267) $(31,883) $(32,566)
Unrecognized net
   Transition obligation..............................        73         94       360       857
   Prior service cost.................................      (244)     2,375    (2,158)       --
   Actuarial loss.....................................    86,816     31,708     4,579     4,197
Contributions after measurement date..................        38          3       200        --
                                                       ---------  ---------  --------  --------  -
Net amount recognized................................. $ (83,314) $ (99,087) $(28,902) $(27,512)
                                                       =========  =========  ========  ========  =
Amounts recognized in statement of financial position:
Prepaid benefit cost.................................. $  16,403  $  31,547  $     --  $     --
Accrued benefit cost..................................  (161,319)  (169,103)  (28,902)  (27,512)
Intangible asset......................................     1,588      1,759        --        --
Accumulated other comprehensive (income) loss.........    60,014     36,710        --        --
                                                       ---------  ---------  --------  --------  -
Net amount recognized................................. $ (83,314) $ (99,087) $(28,902) $(27,512)
                                                       =========  =========  ========  ========  =

   The Company recognized additional minimum pension liabilities of $61,602 and $38,469 at March 31, 2002 and 2001, respectively.

                                                                        Other Post-
                                                                        Retirement
                                                       Pension Benefits Benefits
                                                       ---------------  ----------
                                                       2002     2001    2002  2001
                                                       ----     ----    ----  ----
         Weighted-average assumptions as of March 31:
         Discount rate................................ 6.7%     6.7%    7.3%  7.5%
         Expected return on plan assets............... 8.7%     8.5%     --    --
         Rate of compensation increase................ 4.5%     4.4%     --    --

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   For other post-retirement benefit measurement purposes, a 9.8% and 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002 and 2001, respectively. The rate was assumed to decrease gradually to 5.0% over nine years and remain at that level thereafter.

   The following table sets forth the plans' expense recognized in the Company's consolidated financial statements:

                                                                         Other Post-Retirement
                                                 Pension Benefits              Benefits
-                                          ----------------------------  --------------------
                                             2002      2001      2000     2002    2001   2000
                                           --------  --------  --------  ------  ------ ------
Components of net periodic benefit cost:
   Service cost........................... $ 12,515  $  9,314  $  7,186  $  162  $  256 $  206
   Interest cost..........................   28,917    22,575    16,823   2,459   1,905  1,085
   Expected return on plan assets.........  (26,459)  (21,271)  (14,193)     --      --     --
   Amortization of--Transition obligation.       21        28        30     495      64     65
   Prior service cost.....................       79       256       357      --      --     --
   Actuarial (gain) loss..................    1,071       190       (10)    119     125     --
                                           --------  --------  --------  ------  ------ ------
   Net periodic benefit cost(a)........... $ 16,144  $ 11,092  $ 10,193  $3,235  $2,350 $1,356
                                           ========  ========  ========  ======  ====== ======

--------
(a) Excludes the impact of curtailments of $3,620, $(986) and $1,083 in fiscal 2002, 2001 and 2000, respectively.

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $343,471, $334,078 and $181,342, respectively as of March 31, 2002 and $319,929, $314,287 and $186,883, respectively, as of
March 31, 2001.

   A one percentage point change in the weighted average expected return on plan assets would change net periodic benefit cost by $3,017 in fiscal 2002.

   Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                        One Percentage- One Percentage-
                                                        Point Increase  Point Decrease
                                                        --------------- ---------------
Effect on total of service and interest cost components     $   87          $   (79)
Effect on the postretirement benefit obligation........     $1,292          $(1,159)

(9)  PREFERRED SHARE PURCHASE RIGHTS PLAN

   In fiscal 1999, the Company's Board of Directors announced that it adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to stockholders of record on September 29, 1998, of one Preferred Share Purchase Right (a "Right") on each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Junior Participating Preferred Stock, Series A, par value $.01 per share, of the Company (the "Preferred Shares") at an exercise price of $60 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are not exercisable, or transferable apart from the common stock, until the earlier to occur of (i) ten days following a public announcement that a person or group other than certain exempt persons (an "Acquiring Person"), together with persons affiliated or associated with such Acquiring Person (other than those that are exempt persons) acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding common stock, or (ii)

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
ten business days following the commencement or public disclosure of an intention to commence a tender offer or exchange offer (other than a permitted offer, as defined) by a person other than an exempt person if, upon consummation of the offer, such person would acquire beneficial ownership of 20% or more of the outstanding common stock (subject to certain exceptions). Thereafter, if the Company is not the surviving corporation in a merger or other business combination, or if common stocks are changed or exchanged, or in a transaction or transactions wherein 50% or more of its consolidated assets or earning power are sold, each Right would entitle the holder (other than the Acquiring Person and certain related persons or transferees) upon exercise to receive, in lieu of Preferred Shares, a number of shares of common stock of the acquiring company or the Company, as the case may be, having a value of two times the exercise price of the Right. The Rights are redeemable at the Company's option at any time before public disclosure that an Acquiring Person has become such, for $.01 per Right, and expire on September 18, 2008. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share or 1,000 times the dividend declared per common stock. The Preferred Shares have liquidation preference, as defined. In addition, each Preferred Share will have 1,000 votes per share, voting together with the common stock.

(10)  STOCK GRANTS AND OPTIONS

   On August 10, 2000, the Board of Directors adopted the 2000 Broad Based Stock Incentive Plan (the "2000 Plan"). The plan states that all employees of the Company are eligible for awards under the plan except those employees subject to Section 16 of the Exchange Act including Officers as defined in Rule 16a-1(f) under the Exchange Act and Directors as defined in Section 3 (a)(7) of the Exchange Act. The award type most frequently used is the non-qualified stock option with an exercise price fixed at 100% of the fair market value of a share of the Company's common stock on the date of grant. Non-qualified options generally become exercisable in cumulative installments of 25% one year after the date of grant and annually thereafter, and must be exercised no later than ten years from the date of grant. Initially, 2,000 awards were authorized under the 2000 Plan. On the first anniversary of the effective date of the 2000 Plan and each nine anniversaries thereafter, the total amount of awards may increase by an amount equal to one percent of the number of shares of Common Stock outstanding on that day. As of March 31, 2002, 1,460 shares remain available for grant under this plan.

   The Company's shareholders approved the 1999 Stock Incentive Plan effective August 11, 1999 under which executives and key employees of the Company are eligible to be granted a total of 2,300 awards in the form of incentive stock options, nonqualified stock options or restricted shares of common stock. Certain of these options will vest ratably over four years while the remainder will vest over nine years or immediately upon the Company reaching certain performance measures. In addition to the stock options reported in the stock option summary table, 55 shares of common stock were granted during fiscal 2002 as part of each Board of Directors' compensation package. As of March 31, 2002, 948 shares remain available for grant under this plan.

   During the 2001 fiscal year, the Board of Directors approved option grants to four new members of the Company's executive team as part of each executive's employment agreement. 640 options were authorized and granted by the Board of Directors to the executives. These options expire ten years from the date of grant, were granted at fair market value on the date of grant, and vest at a rate of 25% per year on each anniversary date of their employment.

   On May 1, 1997 the Board of Directors adopted the 1997 Stock Option Plan ("1997 Plan") that authorizes the granting of stock options to key employees of the Company covering up to 2,000 shares of common stock. No options become vested or exercisable before May 1, 2007 unless the market price of the common stock increases to certain levels. If the market price increases to $30.00 per share, 40% of the granted options become vested, if it reaches $50.00, another 40% become vested and if it achieves $75.00 the remainder will become vested, provided, that in the case of each such percentage which so vests, the vested options are then only

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
exercisable as follows; 40% on the date of vesting and 20% each on the first, second and third anniversaries. The exercise price for each share is equal to the fair market value of the common stock on the date of the grant of the option ($16.625). These options will expire on June 1, 2007. No further awards will be granted under the 1997 Plan.

   On May 23, 1996, the Board of Directors adopted the 1996 Non-Employee Directors Stock Plan whereby Directors of the Company are granted common stock as part of their compensation. Under this plan, approximately 10 and 29 shares were granted during fiscal 1999 and 2000, respectively. The market value of the shares awarded on the date of the fiscal 1999 and 2000 grants was $149 and $312, respectively, and was charged to expense at the grant date.

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

   On April 29, 1993, the Board of Directors adopted an Incentive Compensation Plan, under which certain members of the Company's management were granted a total of approximately 795 shares of the Company's common stock. These shares are fully vested and have certain restrictions related to sale, transferability and employment. Participants must pay $2.25 per share, the estimated fair value at the grant date, prior to the transferring of such shares. As of March 31, 2002 there were 22 restricted shares that remain vested and unpurchased by the awardees.

   Stock grant and option transactions are summarized as follows:

                                                                      Weighted
                                                                  Average Exercise
                                                           Stock      Price of
                                                          Options  Stock Options
-                                                         ------- ----------------
Shares under option:
   Outstanding at March 31, 1999.........................  3,464       $13.91
       Granted...........................................  1,987       $11.32
       Exercised.........................................     (1)      $16.63
       Forfeited.........................................   (416)      $14.57
                                                          ------
   Outstanding at March 31, 2000.........................  5,034       $12.85
                                                          ------
       Granted...........................................  1,870       $ 8.82
       Exercised.........................................     --
       Forfeited......................................... (1,105)      $13.45
                                                          ------
   Outstanding at March 31, 2001.........................  5,799       $10.99
                                                          ------
       Granted...........................................    188       $10.67
       Exercised.........................................     --
       Forfeited......................................... (1,320)      $11.95
                                                          ------
   Outstanding at March 31, 2002.........................  4,667       $10.71
                                                          ------
       Options available for grant at March 31, 2002.....  2,408
                                                          ------
Exercisable at March 31, 2000............................  1,243       $14.64
Exercisable at March 31, 2001............................  2,036       $12.02
Exercisable at March 31, 2002............................  2,969       $10.82

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Outstanding stock options have an average remaining contractual life of 7.7 years at March 31, 2002 with the exercise prices for these options ranging from $7.75 to $25.875.

   As provided for in SFAS 123, "Accounting for Stock-Based Compensation," the Company utilizes the intrinsic value method of expense recognition under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation expense for the stock option plans been determined consistently with the provisions of SFAS 123, the Company's net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

                                                 Fiscal Year Ended March 31,
                                               --------------------------------
                                                  2002       2001       2000
                                               ---------- ---------- ----------
Net income (loss):
   As reported................................ $(304,082) $(164,585) $(136,042)
   Pro forma.................................. $(305,851) $(172,962) $(142,798)
Basic and diluted net income (loss) per share:
   As reported................................  $ (11.35)   $ (7.02)   $ (6.40)
   Pro forma..................................  $ (11.41)   $ (7.38)   $ (6.72)

   The weighted average grant-date fair values for options granted during fiscal 2002, 2001 and 2000 were $8.28, $4.83 and $6.07, respectively.

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions used for the option grants which occurred during fiscal 2002, 2001, and 2000:

                                      Fiscal Year Ended March 31,
                                     ----------------------------
                                       2002      2001      2000
                                     --------  --------  --------
             Volatility.............    119.8%     56.1%     34.8%
             Risk-free interest rate 4.6%-4.9% 4.6%-6.7% 6.0%-6.8%
             Expected life in years.      5.0       5.0      10.0
             Dividend yield.........      0.0%      1.0%      0.9%

   Volatility for the fiscal year 2002 and 2001 calculation was estimated using the Company's historical stock price data. Volatility for the fiscal year 2000 calculation was estimated using certain of the Company's peer group's historical stock price data.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

(11)  INCOME TAXES

   The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the fiscal years ended March 31, 2002, 2001 and 2000, are as follows:

                                        2002      2001      2000
            -                         --------  --------  --------
            Current:
               Federal............... $     --  $     --  $     --
               State.................       --        --       130
               Foreign...............   13,734    20,001    (5,560)
                                      --------  --------  --------
                                        13,734    20,001    (5,430)
                                      --------  --------  --------
            Deferred:
               Federal...............    2,424    (2,424)  (11,031)
               State.................       --        --    (1,261)
               Foreign...............  (17,580)   (8,945)   28,491
                                      --------  --------  --------
                                       (15,156)  (11,369)   16,199
                                      --------  --------  --------
            Total provision (benefit) $ (1,422) $  8,632  $ 10,769
                                      ========  ========  ========

   Major differences between the federal statutory rate and the effective tax rate are as follows:

                                                     2002    2001    2000
                                                    -----   -----   -----
     Federal statutory rate........................ (35.0)% (35.0)% (35.0)%
     Nondeductible goodwill impairment/amortization  12.1     3.2     4.5
     Debt for equity swaps.........................   2.6      --      --
     Subpart F Income(i)...........................  16.9      --      --
     Capital structure reorganizations(ii).........  (3.2)     --      --
     Tax losses not benefited......................   9.5    27.2    40.6
     Non-deductible U.S. Attorney fine.............    --     6.1      --
     Purchased research and development............  (1.0)     --     4.0
     Other, net....................................  (2.4)    4.1    (5.4)
                                                    -----   -----   -----
     Effective tax rate............................  (0.5)%   5.6%    8.7%
                                                    =====   =====   =====

--------
(i) As a result of certain pledges of stock of foreign subsidiaries in connection with bank amendments obtained during fiscal 2002, the Company was required to recognize certain foreign sourced income ("Subpart F Income") as a constructive dividend for U.S. tax purposes. The constructive dividend has otherwise reduced operating loss tax carry-forwards.
(ii) During fiscal 2002 the Company reorganized the ownership structure of certain of its foreign subsidiaries and recorded an impairment charge on certain intercompany investments for statutory purposes. These actions have no effect on reported pre-tax operating results but resulted in a net tax benefit.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of March 31, 2002 and 2001:

                                                         2002       2001
                                                      ---------  ---------
     Deferred tax assets:
        Operating loss and tax credit carry-forwards. $ 290,887  $ 233,446
        Compensation reserves........................    45,887     41,062
        Environmental reserves.......................    27,744     32,463
        Bad debt.....................................    12,193     13,720
        Warranty.....................................    17,641     14,793
        Asset and other realization reserves.........    12,782     17,723
        Purchase commitments.........................    18,690         --
        Other........................................    95,076     78,008
        Valuation allowance..........................  (422,181)  (362,021)
                                                      ---------  ---------
                                                      $  98,719  $  69,194
                                                      =========  =========

   As of March 31, 2002, the Company has net operating loss carry-forwards for U.S. income tax purposes of approximately $379,000 which expire in years 2005 through 2023. As of March 31, 2002, certain of the Company's foreign subsidiaries have net operating loss carry-forwards for income tax purposes of approximately $376,000, of which approximately $119,000 expire in years 2003 through 2012, with the remainder able to be carried forward indefinitely by statute or tax planning strategies. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets, related to certain net operating loss carry-forwards and certain deductible temporary differences for which it is more likely than not that the related tax benefits will not be realized.

   The Company's net deferred tax assets include certain amounts of net operating loss carry-forwards as well as certain tax deductible temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. The Company has implemented certain tax planning strategies in prior years to utilize a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets. Valuation allowances have been provided on all U.S. subsidiaries of the Company, including those entities which are part of the Chapter 11 cases and for a number of the Company's foreign subsidiaries.

   As a result of the pledges of stock of certain of the Company's foreign subsidiaries in connection with bank amendments obtained in fiscal 2002, the Company has effectively provided for taxes on these undistributed earnings. As of March 31, 2002, the Company had not provided for withholding or U.S. Federal income taxes on undistributed earnings of certain other foreign subsidiaries since such earnings were expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards.

(12)  ENVIRONMENTAL MATTERS

   The Company, particularly as a result of its manufacturing and secondary lead smelting operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, releasing, storing and disposing of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to the monitoring of employee health. The Company devotes certain of its resources to attaining and maintaining compliance with environmental and occupational health and safety laws and regulations and does not currently believe that environmental, health or safety compliance issues will have a

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
material adverse effect on the Company's long-term business, financial condition or results of operations. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

  North America

   The Company has been advised by the U.S. Environmental Protection Agency ("EPA") or state agencies that it is a Potentially Responsible Party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 90 federally defined Superfund or state equivalent sites (including 16 GNB sites). At 61 of these sites, the Company has either paid or is in the process of paying its share of liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all PRPs that have been identified and are financially viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

   The Company currently has greater than 50% liability at three Superfund sites. Other than these sites, the Company's allocation exceeds 5% at seven sites for which the Company's share of liability has not been paid as of March 31, 2002. The current allocation at these seven sites averages approximately 22%.

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

   The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. At March 31, 2002 and March 31, 2001 the amount of such reserves were $70,543 and $88,100, respectively. At March 31, 2002, $56,254 of the total reserve was included in other noncurrent liabilities.

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

   In the U.S., the Company has advised each state and federal authority with whom we have negotiated plans for environmental investigations or remediation of the Company's Chapter 11 filing as required by those agreements or applicable rules. In some cases these authorities may require the Company to undertake certain agreed remedial activities under a modified schedule, or may seek to negotiate or require modified remedial activities. Such requests have been received at several sites and are the subjects of ongoing discussions. At this time no requests or directives have been received which, individually or in the aggregate, would alter the Company's reserves or have a material adverse effect on the Company's long-term business, financial condition or results of operation.

(13)  COMMITMENTS AND CONTINGENCIES

  Bankruptcy Considerations

   As of the Petition Date, substantially all pending litigation against the Debtors was stayed, and absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. We cannot predict what action, if any, the Bankruptcy Court may take with respect to pending litigation.

  Former Management Team: Arthur M. Hawkins; Douglas N. Pearson, Alan E.
  Gauthier

   Exide established a $13,400 reserve in fiscal 2000 to cover litigation with respect to allegations that used batteries were sold as new. The Company has now resolved these claims, including the third quarter fiscal 2002 settlement of the sole remaining "legacy" action, Houlihan v. Exide. As a result of the Houlihan settlement, the Company recorded an additional expense in the third quarter of fiscal 2002 of $1,400 for reimbursement of legal fees. At March 31, 2002, there is a reserve of approximately $2,500 remaining, representing the Company's estimate of its remaining battery discount under the Houlihan and other "legacy" settlements.

   On March 23, 2001, Exide reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of certain former senior executives of the Company. Under the terms of that settlement Exide agreed to a fine of $27,500 over five years, to five year's probation and to cooperate with the U.S. Attorney in her prosecution of Arthur
M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company's compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against Exide if the Company violates the terms of the plea agreement or other provisions of law. The Company reserved $31,000 for this

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
matter, including preliminary estimates of expected costs and out-of-pocket expenses in the first quarter of fiscal 2001. Further costs of $1,000 were reserved in the third quarter of fiscal 2002. At March 31, 2002, approximately $27,500 of this reserve remains. As a result of the imposition of the automatic stay arising upon the Company's Chapter 11 filing, the Company has not made the first installment payment of its $27,500 fine. The Company is uncertain as to the effect of this non-payment and the bankruptcy filing with respect to the plea agreement.

   On March 22, 2001, the U.S. Attorney unsealed the indictments of Arthur M. Hawkins, former Chairman, President & Chief Executive Officer of Exide, Douglas
N. Pearson, the former President, North American Operations of Exide, and Alan
E. Gauthier, the former Chief Financial Officer of Exide, for their conduct during the time they served as officers of Exide. Superseding indictments were unsealed in July, 2001. The trial of the former officers began on March 18, 2002. On April 19, 2002, Gauthier pleaded guilty to one count of making false statements to an agency of the United States. On June 20, 2002, Hawkins and Pearson were each convicted of conspiracy to commit wire fraud.

   Exide is currently involved in litigation with the former members of its management referenced above. The former management has claims to enforce separation agreements, reimbursements of legal fees, and other contracts, while Exide has filed claims and counterclaims asserting fraud, breach of fiduciary duties, misappropriation of corporate assets and civil conspiracy.

   The Company has filed a claim with its insurers for reimbursement of the amounts paid to its former management team, and expects to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivable for such reimbursements at March 31, 2002.

   On September 17, 1999, Exide sued Sears, Roebuck and Co. in the Circuit Court of Cook County, Illinois seeking damages for breach of contract in an amount not less than $15,000. On November 12, 1999, Sears filed a counterclaim against Exide and a claim against a former Sears purchasing employee alleging inducement to breach his fiduciary duty to Sears, common law fraud, aiding and abetting and conspiracy. In April 2001, the parties reached a settlement-in-principle which will not require any payments by either party. The parties have executed a final settlement agreement. On July 2, 2002, the claims between Sears and Exide were dismissed with prejudice.

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

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

  GNB Acquisition

   In July 2001, Pacific Dunlop Holdings (US), Inc. ("PDH") and several of its foreign affiliates (the "Sellers") under the various agreements through which Exide acquired GNB, filed a breach of contract claim against Exide in the Circuit Court for Cook County, Illinois. The Sellers maintain they are entitled to certain additional payments for assets acquired by Exide in the amount of approximately $17,000 in its acquisition of GNB. Management does not believe that the Sellers are correct either as to the rights for additional payments asserted by the Sellers or that any additional amounts are owed. In December, 2001, the Court denied Exide's motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. Management remains confident that the claim is without merit.

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

  Other

   On June 6, 2002, McKinsey & Company International filed suit against Exide Holdings Europe, S.A., Compagnie Europeene D'accumulateurs, S.A., Euro Exide Corporation Ltd., Exide Italia S.r.l Deutsche Exide GmbH and Exide Transportation Holding Europe, S.L. ("Respondants") in the U.S. District court for the Southern District of New York, Case No. 02CV4255, seeking to compel arbitration of McKinsey's request for payment of approximately $5,000 in consulting fees. The Company intends to defend the suit and denies liability thereunder and believes that the claim is stayed as a consequence of the Chapter 11 petition.

   Exide is a defendant in an arbitration proceeding initiated in October of 2001, by Margulead Limited ("Margulead"). In June of 1997, GNB, now an operating division of Exide, entered into an agreement with Margulead to build a facility to test and develop certain lead acid battery recycling technology developed by Margulead. This agreement was terminated by Exide after the Margulead technology failed to meet initial performance criteria. Margulead now alleges breach of contract and has requested damages in the amount of approximately $2.6 million, which represents the projected cost of building a testing facility. Margulead has indicated that it may amend its claim to seek up to $9.0 million in damages. Because Margulead is a foreign entity and the arbitration is pending in London, the arbitration is currently proceeding notwithstanding Exide's Chapter 11 proceedings. The Company intends to defend the claim and denies liability thereunder.

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

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

  Leases

   Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2002, are:

Fiscal Year                                                    Operating  Capital
-----------                                                    --------- --------
2003.......................................................... $ 53,991  $  2,046
2004..........................................................   43,632     2,052
2005..........................................................   33,920     2,035
2006..........................................................   23,801     2,067
2007..........................................................   12,524     2,096
Thereafter....................................................   23,501    12,934
                                                               --------  --------
Total minimum payments........................................ $191,369  $ 23,230
                                                               ========
Less--Interest on capital leases..............................             (5,928)
                                                                         --------
Total principal payable on capital leases (included in Note 7)           $ 17,302
                                                                         ========

   In fiscal 1998 and 1999, the Company entered into sale/leaseback transactions, where the Company sold certain machinery and equipment with an aggregate book value of $48,000 for $97,100 and leased the same machinery and equipment back over periods ranging from eight to nine years. The total gain of $49,100 has been deferred and is being recognized ratably over the life of the leases.

   Rent expense amounted to $61,179, $68,364 and $54,680 for fiscal years 2002, 2001 and 2000, respectively.

   The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business. See Notes 14 and 17 for discussion of the battery separator agreement entered into as part of the Company's sale of these operations.

(14)  ACQUISITIONS AND DIVESTITURES

   On September 29, 2000, the Company acquired the global battery business of Australian-based Pacific Dunlop Limited, including its subsidiary GNB Technologies, Inc. ("GNB"), a U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, for consideration of $379,000 (including $344,000 in cash and 4,000 of the Company's common shares) plus assumed liabilities. Pacific Dunlop now holds an approximate 14.6 percent interest in the outstanding shares of common stock of the Company. The 4,000 common shares issued in connection with this acquisition were valued at approximately $9.00 per common share (or $36,000), which was the closing price per share of the Company's common stock when the terms of the acquisition were agreed to and announced on May 9, 2000.

   The Company financed the cash portion of the purchase price, including associated fees and expenses, through an additional $250,000 term loan under its existing Senior Facility, and $100,000 of securitized GNB accounts receivable. The Company also issued warrants to acquire 1,286 of its common shares with an exercise price of $8.99 per share in conjunction with the term loan financing. These warrants are immediately exercisable. The warrants were valued using the Black Scholes-model with the following assumptions:

                Exercise price......... $8.99 per common share
                Expected term.......... 5.5 years
                Expected volatility.... 34%
                Risk-free interest rate 5.92%
                Annual dividend yield.. 0.88%
                Grant date stock price. $9.0625 per common share

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   The acquisition was accounted for using the purchase method. GNB's results of operations are included in the accompanying consolidated statement of operations since the date of acquisition. GNB's opening balance sheet is included in the accompanying consolidated balance sheets as of March 31, 2002 and March 31, 2001. The allocation of purchase price which follows was completed on September 30, 2001.

                     Current assets............... $362,500
                     Property, plant and equipment  220,000
                     Other assets.................    6,000
                     Intangible assets............   49,500
                     Goodwill.....................   75,000
                                                   --------
                     Total assets acquired........  713,000
                                                   ========
                     Current liabilities..........  243,000
                     Other liabilities............   91,000
                                                   --------
                     Total liabilities assumed....  334,000
                                                   --------
                     Net assets acquired.......... $379,000
                                                   ========

   Based on the final purchase price allocation above and revisions to allocations of purchase price for acquisitions in prior years, the following adjustments from the preliminary allocations related to the GNB acquisition included in the Company's consolidated balance sheets prior to September 30, 2001 and prior year acquisitions were as follows:

          Identification and valuation of intangible assets:
             Trademarks..................................... $ 38,600
             Technology.....................................   10,900
                                                             --------
          Acquired identified intangibles...................   49,500
          Purchase price allocation adjustments, net........  (34,686)
                                                             --------
          Net Decrease in Goodwill.......................... $ 14,814
                                                             ========

   The final adjustments primarily related to GNB property and plant write-downs due to planned plant and distribution center rationalizations, and final estimates for environmental issues and other contingencies for GNB and prior year acquisitions.

   Of the $49,500 of acquired identified intangibles, $38,600 was assigned to trademarks that are not subject to amortization. The remaining $10,900 of acquired identified intangibles have a useful life of 10 years and are technology related. Related amortization expense of $820 was recorded for the year ended March 31, 2002. The Company expects to record $1,120 in related amortization expense for fiscal 2003, and in each of the next eight fiscal years.

   The following unaudited supplemental information reflects the Company's pro forma results of operations for the period shown by combining the historical results of the Company and GNB and including the impact of goodwill amortization and the impact of other applicable purchase accounting adjustments, as well as interest expense on acquisition financing, together with related income tax effects, assuming the acquisition had occurred

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
at the beginning of the earliest period presented. The pro forma earnings per share calculation below also includes the impact of the four million shares issued as part of the acquisition consideration. This pro forma information does not purport to represent what the Company's results of operations would have actually been had the acquisition occurred as of an earlier date or project the results of any future period.

                                       For the Year Ended
                                         March 31, 2001
                                          (Unaudited)
                                       ------------------
                       Net sales......     $2,921,417
                       Net loss.......     $ (180,501)
                       Loss per share:
                          Basic.......     $    (7.09)
                          Diluted.....     $    (7.09)

  Lion Compact Energy

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

  Divestitures

   During the fourth quarter of fiscal 1999, the Company, as part of a strategic review of its operations identified certain non-core businesses within its transportation segment for divestiture, and the board of directors approved a related divesture plan. The Company recorded an impairment charge of $38,600 in cost of sales and $2,000 in operating expenses in fiscal 1999 related to the identified businesses. These impairment charges were determined based on the difference between net book value and estimated fair value. Fair values were estimated based on the expected proceeds to be received from the sale of the businesses, including internally developed valuations and preliminary valuation estimates obtained from third party advisors. The Company recorded additional net charges of approximately $21,600 in cost of sales in fiscal 2000 related to these divestitures. Before recognition of the impairment, these businesses had a net book value of approximately $72,400 and operating losses of approximately $8,400 during fiscal 1999 and $3,200 in fiscal 2000.

   The Company sold its battery separator operations in fiscal 2000 for approximately $26,100 cash proceeds. In addition certain sub-lease arrangements were assumed by the buyer. Cash proceeds from the sale were used to reduce debt. As part of the agreement, the buyer entered into a multi-year agreement to purchase its United States battery separator needs from the buyer. This arrangement includes minimum annual purchase level commitments. The Company recorded a gain on this sale, net of the amounts deferred related to the purchase agreement, of approximately $7,500 which is included in other (income) expense, net in the accompanying consolidated statement of operations. See Note 17 regarding purchase commitments.

   The Company sold additional non-core businesses in fiscal 2000 and 2001 with cash proceeds of approximately $6,700 and $9,000, respectively.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   On November 10, 2000 the Company sold its 13.5 percent interest in Yuasa Inc. for $29,900. The Company reported a pre-tax gain in other (income) expense, net of approximately $13,000 in fiscal 2001 on the sale of this investment.

(15)  RESTRUCTURING AND OTHER

   Following the acquisition of GNB in September 2000, the Company initiated various restructuring programs involving facility, branch and corporate office closures and consolidation, principally in connection with overall integration plans to affect the combination of the two organizations. Such actions impacted both existing Exide and acquired GNB employees and facilities. The actions were designed to reduce costs and improve earnings and cash flows. Both the fiscal 2000 and 2001 restructuring charges relate to specific approved actions and plans that are part of this overall restructuring program. During fiscal 2002, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and or unnecessary costs with a goal of reducing its salaried workforce by approximately 20%.

   The following is a summary of the actions taken under the programs described above:

                                                             Fiscal 2002
                                                -------------------------------------
                                                Severance            Closure
                                                  Costs   Write-Offs  Costs    Total
                                                --------- ---------- -------  -------
U.S. Headcount Reductions (including
  Lombard and Alpharetta Office Consolidations)  $ 6,350   $ 2,500   $ 2,700  $11,550
European Headcount Reductions..................    9,400        --        --    9,400
Closure of Kankakee............................      350        --        --      350
Closure of Plastics Manufacturing Facilities...      600     2,500        --    3,100
Closure of Maple, Ontario Plant................    3,300     5,400        --    8,700
                                                 -------   -------   -------  -------
Total Charge in the Statement of Operations....  $20,000   $10,400   $ 2,700  $33,100
                                                 =======   =======   =======  =======

                                                             Fiscal 2001
                                                -------------------------------------
                                                Severance            Closure
                                                  Costs   Write-Offs  Costs    Total
                                                --------- ---------- -------  -------
Closure of Burlington, Iowa....................  $ 2,600   $ 3,900   $ 6,900  $13,400
UK and German Manufacturing Facility...........    5,500     4,800        --   10,300
Headcount Reductions and Closures
  (Cwmbran and Duisburg)
UK Manufacturing Facility Impairment...........       --    15,200        --   15,200
  (Cwmbran)
European Transport Reorganization..............    6,700        --        --    6,700
Closure of Maple, Ontario Plant................    3,000     6,400     4,000   13,400
Maple, Ontario Plant Redevelopment.............       --    (3,200)   (4,000)  (7,200)
Closure of US Distribution Facilities..........    2,000     1,900     4,200    8,100
US Headcount Reduction and Office..............    8,000     2,200        --   10,200
  Closure (including Reading Office)
Other European Headcount Reduction.............    5,800       300        --    6,100
European Shared Services Headcount Reduction...    6,400        --        --    6,400
Other Restructuring Charges....................       --    10,200     4,600   14,800
                                                 -------   -------   -------  -------
Total Charge in the Statement of Operations....  $40,000   $41,700   $15,700  $97,400
                                                 =======   =======   =======  =======

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                                                                   Fiscal 2000
                                                       ------------------------------------
                                                       Severance            Closure
                                                         Costs   Write-Offs  Costs   Total
                                                       --------- ---------- ------- -------
Closure of Reading, Pennsylvania Plant................  $   200   $ 7,700    $ --   $ 7,900
Closure of US Branches................................       --     1,200       --    1,200
European Plant Rationalization and Headcount Reduction   15,500     9,900       --   25,400
US Headcount Reduction................................    4,000        --       --    4,000
Other.................................................       --       800       --      800
                                                        -------   -------    -----  -------
Total Charge in the Statement of Operations...........  $19,700   $19,600    $  --  $39,300
                                                        =======   =======    =====  =======

Fiscal Year 2002

Exide Restructuring Initiatives

   In August 2001, the Company, in a continued effort to streamline and simplify the Company's operations and organizational structure, announced plans to eliminate approximately 1,300 positions resulting in severance and related charges of approximately $11,000. In November 2001, the Company finalized plans to continue in its reduction of the salaried workforce resulting in severance charges of approximately $8,200 and recorded a non-cash charge of $5,400 for the write down of machinery and equipment at the Maple, Ontario manufacturing operation, which will now not be reopened as a Network Power facility, given the continued downturn in the Network Power business and telecommunications market. In fiscal 2001, the Company had originally announced plans to close this facility but based on market conditions and anticipated increases in demand for its Network Power products, subsequently decided to redevelop this facility as a Network Power manufacturing plant. The impairment charge was determined based upon the difference between net book value and estimated fair value, with fair value representing the Company's estimated residual value from abandonment. The effect of facility shutdowns on operating results was not material. These programs jointly resulted in the elimination of approximately 1,300 positions, which range from plant employees and clerical workers to operational and sales management.

   During the fourth quarter of fiscal 2002 the Company recognized restructuring charges of $8.4 million, representing $3.4 million severance and related costs and $5.0 million of non-cash charges related to the write- down of machinery and equipment. These charges resulted from plans announced prior to March 31, 2002 involving the closure of two North American plastics manufacturing facilities, a North American Network Power facility and office consolidations in Alpharetta, Georgia and Lombard, Illinois.

   Approximately 500 employees will be terminated in connection with these plans.

   The fiscal 2002 Exide restructuring initiatives are expected to be completed by the second quarter of fiscal 2003.

GNB Restructuring Initiatives

   In the second quarter of fiscal 2002, the Company recorded, as part of the GNB purchase price allocation, an additional $36,400 adjustment, principally for certain fixed asset write-downs due to planned plant closures and distribution facility rationalizations. Such actions were part of the overall restructuring plan originally contemplated coincident with the acquisition of GNB in September 2000.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

Fiscal Year 2001

Exide Restructuring Initiatives

   With respect to existing Exide employees, contracts and facilities, the Company recorded restructuring charges aggregating approximately $97,400 in fiscal 2001. These charges principally resulted from actions taken in connection with the integration of the operations of the Company and GNB, the exiting of certain customer relationships and elimination of combined excess capacity, as well as ongoing cost reduction initiatives worldwide. The charges consisted of the elimination of approximately 900 positions resulting in $40,000 in severance costs, $41,700 in asset write-downs and $15,700 in closure costs. Positions eliminated as part of the fiscal 2001 reductions range in nature from plant employees and clerical workers to operational and sales management. The effect of facility shutdowns on current period operating results was not material, principally because they were designed to eliminate excess capacity and did not anticipate loss of revenues or significant customers.

   The fiscal 2001 restructuring charges for existing Exide employees, contracts and facilities comprised the following:

  . the closure of the Burlington automotive battery plant in the U.S which included approximately 250 employee terminations.

  . workforce reductions at the Cwmbran, Wales and Duisburg, Germany manufacturing facilities in Europe which included approximately 40 employee terminations.

  . A charge of $15,200 related to the impairment of the Cwmbran, Wales facility to write-off the remaining net book value of the facility as a result of current period operating and cash flow losses and adverse future projections, and market conditions. The charge was determined based upon an assessment of projected undiscounted cash flows, which indicated an impairment existed.

  . the reorganization of the Company's European Transportation business sales and logistics work force, resulting in elimination of approximately 260 positions. During the fourth quarter of fiscal 2001, the Company finalized its plans for its transportation Europe positioning project, whereby the Company's European Transport operations would be streamlined. As part of the plan the Company has terminated or will terminate certain employees in the Transport business throughout Europe.

  . the closing or sale of 27 of the Company's distribution facilities, principally in North America, resulting in the elimination of approximately 45 positions.

  . the consolidation of the Company's European accounting activities into a shared services operation. During the third quarter of fiscal 2001, the Company committed to and announced a plan to centralize its European accounting activities into a shared services operations located in Paris, France resulting in the planned elimination of approximately 160 positions.

  . the closure of the Maple, Ontario automotive manufacturing operations. During the second quarter of fiscal 2001, the Company recorded a $13,400 charge related to the closure of the Maple, Ontario Transportation manufacturing facility, including severance costs, asset write-offs and other closure costs. Subsequent to the decision to close this facility, the Company experienced an unexpected increase in the demand for its Network Power products as well as projected demand for the foreseeable future. As a result, the Company decided to redevelop this facility as a Network Power manufacturing plant. Therefore, the Company reversed certain portions of these charges related to asset write-offs and other closure costs during the fourth quarter of fiscal 2001.

  . the closure of certain branches and offices and severance and other costs for reductions in staff, resulting in the elimination of approximately 130 positions.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   The fiscal 2001 initiatives are substantially complete. Remaining expenditures principally represent severance and related benefits payable per employee agreements or regulatory requirements payable over periods up to three years.

GNB Restructuring Initiatives

   Coincident with the acquisition of GNB, the Company began formalization of restructuring plans involving the closure and rationalization of certain acquired facilities. With respect to acquired GNB employees, contracts and facilities, in fiscal 2001, the Company closed the Dallas, Texas and Dunmore, Pennsylvania facilities, and certain distribution centers and sales branches. The Company recorded $28,800 of restructuring reserves for severance and closure costs in the GNB purchase price allocation for these actions. This program resulted in the elimination of approximately 525 positions including clerical, operational and management positions. The effect of facility shutdowns on operating results was not material, principally because they were designed to eliminate excess capacity and did not anticipate loss of revenues or significant customers. The GNB restructuring initiatives are completed.

Fiscal Year 2000

   During fiscal 2000, the Company recorded restructuring charges of $39,300 consisting of $19,700 in severance benefits and $19,600 in asset write-offs for plant and branch closings. As a result of these plans approximately 300 positions were eliminated. Functions and levels throughout the Company were effected by the employee terminations. Positions eliminated as part of the fiscal 2000 reductions range in nature from plant employees and clerical workers to operational and sales management.

   The charges related to the:

  .   closure of the Reading, Pennsylvania plant

  .   closure of six branches in the U.S.

  .   headcount reductions in the U.S. and Europe

   The effect of facility shutdowns on operating results was not material, principally because they were designed to eliminate excess capacity and did not anticipate loss of revenues or significant customers. The fiscal 2000 initiatives are completed.

   The following is a summary of restructuring activity from March 31, 1999 through March 31, 2002:

                                           Severance Write-Offs Closure Costs   Total
                                           --------- ---------- ------------- ---------
Balance, March 31, 1999................... $  9,400         --    $  8,700    $  18,100
Charges, Fiscal 2000......................   19,700   $ 19,600          --       39,300
Payments, Charge-offs and currency changes  (15,100)   (19,600)         --      (34,700)
                                           --------   --------    --------    ---------
Balance, March 31, 2000...................   14,000         --       8,700       22,700
Charges, Fiscal 2001......................   40,000     41,700      15,700       97,400
GNB Acquisition...........................   13,000         --      15,800       28,800
Payment, Charge-offs and Currency Changes.  (20,700)   (41,700)     (8,600)     (71,000)
                                           --------   --------    --------    ---------
Balance, March 31, 2001...................   46,300         --      31,600       77,900
Charges, Fiscal 2002......................   20,000     10,400       2,700       33,100
GNB Acquisition...........................      600     35,000         800       36,400
Payments, Charge-offs and Currency Changes  (50,400)   (45,400)    (19,800)    (115,600)
                                           --------   --------    --------    ---------
Balance, March 31, 2002................... $ 16,500         --    $ 15,300    $  31,800
                                           ========   ========    ========    =========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Remaining expenditures principally represent a) severance and related benefits payable, per employee agreements over periods up to three years and/or regulatory requirements; b) lease commitments for certain closed facilities, branches, and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms, over periods up to five years; and c) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.

Other

   During fiscal 2001, the Company recorded other charges of $15,800 in the "restructuring and other" line item of the Statement of Operations. These charges were expensed as incurred and were included as a component of this line item as they related to the Company's overall growth strategies and integration plans. These charges included $6,800 of professional fees related to the integration of GNB. The information resulting from these projects was considered by the Company as part of the fiscal 2001 restructuring actions taken by the Company in connection with the reorganization of its European Transportation business and establishment of a shared service operation in Europe. All costs were incurred during fiscal 2001. The remainder of the charge is comprised of other merger and integration costs associated with the Company's reduced involvement in NASCAR motor sport programs of approximately $3,000, additional non-cash asset write-downs upon the completion of the divestiture of certain non-core businesses of approximately $3,000, and costs incurred in connection with the exiting of certain less profitable customers and other integration activities of approximately $3,000.

(16)  OTHER (INCOME) EXPENSE, NET

   Other (income) expense, net for the fiscal years ended March 31, 2002, 2001 and 2000 comprises:

                                                2002     2001      2000
                                              -------  --------  -------
       Losses on sales of accounts receivable $14,635  $ 16,438  $13,958
       Net gain on asset sales...............  (1,079)  (18,406)  (8,363)
       Asset write-downs and other reserves..      --        --   12,600
       Equity income.........................  (1,898)   (2,516)  (1,879)
       Debt-to-equity conversion.............  13,873        --       --
       Currency loss (gain)..................   5,109    (1,009)     897
       Other.................................   2,099         8     (399)
                                              -------  --------  -------
                                              $32,739  $ (5,485) $16,814
                                              =======  ========  =======

   Losses on sales of receivables represent expenses related to the Company's receivables sales facilities in the U.S. and Europe (See Note 19).

   In fiscal 2002, the Company incurred a non-cash charge for the debt-to-equity conversion of Convertible Senior Subordinated Notes (See Note 7).

   Net gain on asset sales in fiscal 2001 included $13,000 from the sale of the Company's interest in Yuasa, Inc.

(17)  PURCHASE COMMITMENTS

   The Company sold its battery separator operations in fiscal 2000 for approximately $47,000, including $26,100 in cash proceeds, to an unrelated party ("Daramic" or the "Buyer"). In connection with the sale, the Company entered into a ten-year supply agreement that includes minimum annual purchase commitments and penalty payments if such minimum annual purchase commitments are not met. The agreement also required

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
adjustment for the minimum annual purchase commitments if the Company acquired any customers of the Buyer during the term of the agreement. The Company recorded a gain on this sale of $9,500 and established a liability related to the adverse supply agreement of $8,500 based on its estimates of future purchases from the Buyer.

   As a result of acquiring GNB, which was a customer of the Buyer, the Company renegotiated the supply agreement. Under the renegotiated terms and based on the Company's estimates of its purchases from the Buyer given the Company's plan to integrate GNB, the Company recorded a charge of $29,000 to cost of sales in the fourth quarter of fiscal 2001.

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

   The Company purchases substantially all of its separator requirements from Daramic and the Company does not believe there exists a readily available alternative source or sources of supply for the volume of separators Daramic provides. As a result, any substantial disruption in supply from Daramic would likely have a material adverse impact on the Company. In May 2002, Daramic filed a motion in the Bankruptcy Court to compel the Company to accept or reject the supply agreements. Following negotiation with Daramic, the Company agreed to pay approximately $10 million pre-petition accounts payable and, subject to Bankruptcy Court approval, to accept the contracts with certain agreed upon amendments. These amendments are not expected to materially affect the purchase commitment liability.

(18)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  . Short-term borrowings--Borrowings by Exide Technologies under Senior Secured Global Credit Facilities have been classified to short-term due to the Company's inability to meet certain financial covenants. Borrowings under miscellaneous line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of these line of credit arrangements is a reasonable estimate of its fair value.

  . Long-term debt--Borrowings by foreign subsidiaries under the Senior Secured Global Credit Facilities have variable rates that reflect currently available terms and conditions for similar debt. These foreign subsidiaries have entered into an agreement with their lenders which allow for the companies to be in compliance with their financial covenants.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   The 9.125% and 10% Senior Notes and Convertible Senior Subordinated Notes are traded occasionally in public markets.

   The carrying values and estimated fair values of these obligations are as follows at March 31, 2002 and 2001:

                                                       2002               2001
                                                ------------------ ------------------
                                                         Estimated          Estimated
                                                Carrying   Fair    Carrying   Fair
                                                 Value     Value    Value     Value
                                                -------- --------- -------- ---------
10.00% Senior Notes............................ $300,000 $ 32,250  $300,000 $228,000
9.125% Senior Notes (Deutsche mark denominated)   77,934   27,179    78,589   61,299
Convertible Senior Subordinated Notes..........  320,704    1,840   337,011  170,710
Senior Secured Global Credit Facilities........  682,683  433,504   587,432  524,144

  . Interest rate swap and option agreements -- the fair value of outstanding contracts at March 31, 2002 and 2001, was ($1,941) and ($292),
      respectively, based on quotes from financial institutions.

  . Lead forward, option and futures contracts -- The estimated fair value of outstanding lead contracts was ($142) and ($25) at March 31, 2002 and 2001 based on quotes from brokers.

  . Foreign currency contracts -- The fair value is based on quotes obtained from financial institutions. As of March 31, 2002 and 2001, the fair value of foreign currency contracts was approximately ($20) and $3,300, respectively.

(19)  ACCOUNTING FOR RECEIVABLES SALES AGREEMENTS

   Since July 1997, certain of the Company's European subsidiaries have sold selected receivables to a wholly owned bankruptcy-remote subsidiary of the Company, Exide Europe Funding Ltd., which in turn established a multi-currency receivable sale facility (collectively, the "European Agreement") with a financial institution, whereby the financial institution committed to purchase on a continuous basis, with limited recourse, all right, title and interest in these receivables up to a maximum net investment of $175,000. As of March 31, 2002 and 2001, net uncollected receivables sold under the European Agreement were $135,610 and $148,717, respectively.

   The Company has also entered into a Receivables Sale Agreement (the "U.S. Agreement") with certain banks (the "Purchasers"), and under this agreement, the Purchasers have committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable of the U.S. Company, up to a maximum net investment of $200,000. In connection with the U.S. Agreement, during fiscal 1997 the Company established a wholly owned, bankruptcy-remote subsidiary, Exide U.S. Funding Corporation, to purchase accounts receivable at a discount from the Company on a continuous basis, subject to certain limitations as described in the U.S. Agreement. Exide U.S. Funding Corporation simultaneously sells the accounts receivable to the Purchasers. As of March 31, 2002 and 2001, net uncollected receivables sold under the U.S. Agreement were $117,455 and $140,717, respectively.

   On May 31, 2002, the Company entered into a new $177,500 European accounts receivable securitization facility. This facility replaced the Company's existing $175,000 European securitization program. The new facility will be accounted for as a secured borrowing in accordance with the requirements of SFAS 140,

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" whereby the accounts receivable and related borrowings will be recorded on the Company's consolidated balance sheet.

   Upon closing of the DIP Credit Facility discussed above, the Company terminated and repurchased uncollected securitized accounts receivable under the U.S. Program for approximately $117,000.

   Losses and expenses related to receivables sold under these agreements for fiscal years 2002, 2001 and 2000 were $14,635, $16,438 and $13,958, respectively, and are included in other (income) expense, net in the consolidated statements of operations.

   Except for the May 2002 securitization facility, the above transactions qualify as sales under the provisions of SFAS 140. The Company adopted SFAS 140 in the beginning of fiscal 2002 for transfers of receivables after March 31, 2001.

(20)  RELATED PARTY TRANSACTIONS

   The services of Lisa J. Donahue, Chief Financial Officer and Chief Restructuring Officer, are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and JA&A Services LLC. Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue's and other temporary employees' services, and Ms. Donahue, a principal in Alix Partners, LLC, is compensated independently by JA&A Services. JA&A Services is an affiliate of Alix Partners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in Alix Partners, LLC. Fees incurred by the Company during fiscal 2002 under the Services Agreement were $5,154.

(21)  SEGMENT INFORMATION

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

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

The prior year segment data below has been restated to reflect the current year presentation. Certain asset information required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company's operations.

   Selected financial information concerning the Company's reportable segments are as follows:

                                                      Fiscal 2002
                              ----------------------------------------------------------
                              Transportation  Motive  Network (a) Other (b)  Consolidated
                              -------------- -------- ----------- ---------- ------------
Net sales....................   $1,518,119   $475,230  $ 435,201   $     --   $2,428,550
Gross profit.................      272,391    128,742    109,184         --      510,317
Operating income (loss)......       (9,963)    16,310   (110,561)   (64,342)    (168,556)
Depreciation and amortization       56,884     16,178     20,662      7,006      100,730

                                                      Fiscal 2001
                              ----------------------------------------------------------
                              Transportation  Motive    Network   Other ( c) Consolidated
                              -------------- -------- ----------- ---------- ------------
Net sales....................   $1,522,531   $449,407  $ 460,164   $     --   $2,432,102
Gross profit.................      303,616    137,450    142,961         --      584,027
Operating income (loss)......      (62,311)    28,992     55,715    (59,074)     (36,678)
Depreciation and amortization       53,078     16,409     13,413     16,695       99,595

                                                      Fiscal 2000
                              ----------------------------------------------------------
                              Transportation  Motive    Network   Other (d)  Consolidated
                              -------------- -------- ----------- ---------- ------------
Net sales....................   $1,486,858   $401,633  $ 305,956   $     --   $2,194,447
Gross profit.................      322,223    133,368     77,672         --      533,263
Operating income (loss)......       12,379     34,185      9,976    (76,100)     (19,560)
Depreciation and amortization       51,732     14,334     13,389     16,251       95,706

--------
(a) Included in Network operating loss for fiscal 2002 is a $105,000 goodwill impairment charge (see Note 4).
(b) Includes a credit of $8,185 related to the termination of the Lion Compact Energy agreement (See Note 14), offset by corporate expenses associated with the operational restructuring, capital structure review and strategic sourcing initiatives.
(c) Includes $14,949 of goodwill amortization.
(d) Includes $17,165 of goodwill amortization.

   Geographic information is as follows:

                               Revenues from External Customers
                               --------------------------------
                                  2002       2001       2000
                               ---------- ---------- ----------
                 United States $1,090,983 $1,038,364 $  729,153
                 France.......    202,647    225,066    241,136
                 Germany......    273,871    371,542    417,167
                 UK...........    148,396    221,713    239,784
                 Italy........    150,373    151,843    169,627
                 Spain........    163,616    175,194    191,390
                 Other........    398,664    248,380    206,190
                               ---------- ---------- ----------
                 Total........ $2,428,550 $2,432,102 $2,194,447
                               ========== ========== ==========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES


                                      Long-Lived Assets
                                  --------------------------
                                    2002     2001     2000
                                  -------- -------- --------
                    United States $271,936 $374,467 $110,740
                    France.......   27,288   36,693   39,646
                    Germany......   47,127   69,581   74,226
                    UK...........   28,466   35,338   54,936
                    Italy........   32,291   33,690   37,147
                    Spain........   64,784   70,773   75,182
                    Other........   58,328   12,393   51,467
                                  -------- -------- --------
                    Total........ $530,220 $632,935 $443,344
                                  ======== ======== ========

(22)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following is a summary of the Company's unaudited quarterly consolidated results of operations for fiscal years 2002 and 2001:

                                                         2002
                                      -----------------------------------------
                                      First (d) Second (a) Third (a)  Fourth (a)
                                      --------- ---------- ---------  ----------
Net Sales............................ $631,237   $624,245  $ 633,194  $ 539,874
Gross Profit.........................  150,398    140,390    122,330     97,199
Net Income (loss)....................   (7,219)   (32,520)  (200,471)   (63,872)
Basic earnings (loss) per share (c).. $  (0.28)  $  (1.20) $   (7.33) $   (2.33)
Diluted earnings (loss) per share (c) $  (0.28)  $  (1.20) $   (7.33) $   (2.33)

                                                         2001
                                      -----------------------------------------
                                        First   Second (b) Third (b)  Fourth (b)
                                      --------- ---------- ---------  ----------
Net Sales............................ $465,800   $494,174  $ 764,385  $ 707,743
Gross Profit.........................  123,700    135,716    182,641    141,970
Net Income (loss)....................   (9,355)   (14,534)     3,968   (144,664)
Basic earnings (loss) per share (c).. $  (0.44)  $  (0.68) $   (0.16) $   (5.67)
Diluted earnings (loss) per share (c) $  (0.44)  $  (0.68) $   (0.15) $   (5.67)

--------
(a) Includes the Company's pre-tax charges aggregating $138,122 in fiscal 2002 with $11,058, $118,626 and $8,438 recorded in the second quarter, third quarter and fourth quarter, respectively, of fiscal 2002. See Note 4 for third quarter goodwill impairment charge of $105,000 included within the $118,626.
(b) Includes the Company's pre-tax charges aggregating $113,166 in fiscal 2001 with $30,000, $9,181 and $73,985 recorded in the second quarter, third quarter and fourth quarter, respectively, of fiscal 2001.
(c) Basic and diluted earnings (loss) per share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.
(d) Net loss and basic and diluted loss per share for the first quarter of fiscal 2002 includes an after-tax charge of $496 or $0.02 per share for the cumulative effect of change in accounting principle.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per-share data)

                                                                    SCHEDULE II

                                    Balance at Additions                         Balance
                                    Beginning  Charged to                        at end
                                    of period   Expense   Charge-offs Other (1) of period
                                    ---------- ---------- ----------- --------- ---------
                                                   (Amounts in thousands)
Year ended March 31, 2000:
   Allowance for doubtful accounts.  $54,111     17,146      (8,392)    1,312    $64,177
                                     =======     ======     =======    ======    =======

Year ended March 31, 2001:
   Allowance for doubtful accounts.  $64,177     12,066     (37,062)   (5,584)   $33,597
                                     =======     ======     =======    ======    =======

Year ended March 31, 2002:
   Allowance for doubtful accounts.  $33,597     24,731      (4,791)     (334)   $53,203
                                     =======     ======     =======    ======    =======

--------
(1) Primarily the impact of currency changes as well as the acquisitions and divestitures of certain businesses.