Form 10-Q
period 2002-06-30
EXIDE CORP
filed 2002-08-19
CIK 813781

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal quarter ended June 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 1-11263

                               -----------------

                              EXIDE TECHNOLOGIES
            (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                  23-0552730
                  (State or other           (I.R.S. Employer)
                  jurisdiction of
                 incorporation or        Identification Number)
                   organization)

               210 Carnegie Center,
                     Suite 500
               Princeton, New Jersey              08540
               (Address of principal           (Zip Code)
                executive offices)

                                (609) 627-7200
             (Registrant's telephone number, including area code)

                               -----------------

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

   As of August 14, 2002, 27,383,084 shares of common stock were outstanding.

================================================================================

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                          PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).................................   3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
           MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001...................   3

         CONDENSED CONSOLIDATED BALANCE SHEETS JUNE 30, 2002 AND MARCH 31,
           2002...........................................................   4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
           MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001...................   5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.............   6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..........................................  23

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS......  30

                            PART II.  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS................................................  32

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................  33

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................  34

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  34

 ITEM 5. OTHER INFORMATION................................................  34

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................  34

 SIGNATURES...............................................................  35

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per-share data)

                                                                                         For the
                                                                                   Three Months Ended
                                                                                   ------------------
                                                                                   June 30,  June 30,
                                                                                     2002      2001
                                                                                   --------  --------
NET SALES......................................................................... $554,989  $631,237
COST OF SALES.....................................................................  444,659   492,376
                                                                                   --------  --------
   Gross profit...................................................................  110,330   138,861
                                                                                   --------  --------
OPERATING EXPENSES:
   Selling, marketing and advertising.............................................   62,052    73,961
   General and administrative.....................................................   45,093    40,736
   Restructuring and other (Note 11)..............................................    6,288        --
   Goodwill impairment charge (Note 7)............................................   37,000        --
   Other (income) expense, net....................................................   (5,203)    1,482
                                                                                   --------  --------
                                                                                    145,230   116,179
                                                                                   --------  --------
   Operating income (loss)........................................................  (34,900)   22,682
                                                                                   --------  --------
INTEREST EXPENSE, net.............................................................   27,615    33,622
REORGANIZATION ITEMS, net (Note 5)................................................   12,098        --
                                                                                   --------  --------
   Loss before income taxes, minority interest and cumulative effect of change in accounting principle.........................................................  (74,613)  (10,940)
INCOME TAX PROVISION (BENEFIT)....................................................    2,048    (4,048)
                                                                                   --------  --------
   Loss before minority interest and cumulative effect of change in accounting
     principle....................................................................  (76,661)   (6,892)
MINORITY INTEREST.................................................................      (21)     (169)
                                                                                   --------  --------
   Net loss before cumulative effect of change in accounting principle............  (76,640)   (6,723)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...............................       --      (496)
                                                                                   --------  --------
   Net loss....................................................................... $(76,640) $ (7,219)
                                                                                   ========  ========
NET INCOME LOSS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE:
   Basic and Diluted.............................................................. $  (2.80) $  (0.26)
                                                                                   ========  ========
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER
  SHARE........................................................................... $     --  $  (0.02)
                                                                                   ========  ========
NET LOSS PER SHARE (Note 14):
   Basic and Diluted.............................................................. $  (2.80) $  (0.28)
                                                                                   ========  ========
WEIGHTED AVERAGE SHARES:
   Basic and Diluted..............................................................   27,383    25,451
                                                                                   ========  ========

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Unaudited, in thousands, except per-share data)

                                                                                  June 30,    March 31,
                                                                                    2002        2002
                                                                                 ----------  ----------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents....................................................... $   56,594  $   31,703
Receivables, net of allowance for doubtful accounts of $59,073 and $53,203,
  respectively..................................................................    571,945     304,797
Inventories (Note 8)............................................................    429,055     404,667
Prepaid expenses and other......................................................     38,355      19,302
Deferred income taxes...........................................................     29,218      28,900
                                                                                 ----------  ----------
      Total current assets......................................................  1,125,167     789,369
                                                                                 ----------  ----------
PROPERTY, PLANT AND EQUIPMENT, Net..............................................    541,653     530,220
                                                                                 ----------  ----------
OTHER ASSETS:
   Goodwill, net (Note 7).......................................................    427,714     416,926
   Other intangibles, net (Note 7)..............................................     48,400      48,680
   Investments in affiliates....................................................      5,665       4,821
   Deferred financing costs, net................................................     12,121      12,610
   Deferred income taxes........................................................     67,980      69,819
   Other........................................................................     51,488      43,423
                                                                                 ----------  ----------
                                                                                    613,368     596,279
                                                                                 ----------  ----------
      Total assets.............................................................. $2,280,188  $1,915,868
                                                                                 ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Short-term borrowings (Note 12).............................................. $    9,525  $   10,999
   Current maturities of long-term debt (Note 12)...............................     29,169   1,075,925
   Accounts payable.............................................................    221,470     290,378
   Accrued expenses.............................................................    215,711     363,933
                                                                                 ----------  ----------
      Total current liabilities.................................................    475,875   1,741,235
LONG-TERM DEBT (Note 12)........................................................    635,694     326,348
NONCURRENT RETIREMENT OBLIGATIONS...............................................    123,326     176,675
OTHER NONCURRENT LIABILITIES....................................................     32,173     209,336
LIABILITIES SUBJECT TO COMPROMISE (Note 6)......................................  1,597,428          --
                                                                                 ----------  ----------
      Total liabilities.........................................................  2,864,496   2,453,594
                                                                                 ----------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
MINORITY INTEREST...............................................................     19,976      18,016
                                                                                 ----------  ----------

                             STOCKHOLDERS' DEFICIT
Common stock, $.01 par value 100,000 shares authorized; 27,383 shares issued and
  outstanding...................................................................        274         274
Additional paid-in capital......................................................    570,589     570,589
Accumulated deficit.............................................................   (867,759)   (791,119)
Notes receivable--stock award plan..............................................       (665)       (665)
Accumulated other comprehensive loss (Note 4)...................................   (306,723)   (334,821)
                                                                                 ----------  ----------
      Total stockholders' deficit...............................................   (604,284)   (555,742)
                                                                                 ----------  ----------
      Total liabilities and stockholders' deficit............................... $2,280,188  $1,915,868
                                                                                 ==========  ==========

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                            For the
                                                                                      Three Months Ended
                                                                                     --------------------
                                                                                      June 30,   June 30,
                                                                                        2002       2001
                                                                                     ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss........................................................................ $ (76,640) $  (7,219)
    Adjustments to reconcile net loss to net cash used in operating activities--
       Depreciation and amortization................................................    22,629     26,383
       Net (gain) loss on asset sales...............................................      (407)      (931)
       Deferred income taxes........................................................        --     (2,409)
       Amortization of original issue discount on notes.............................       428      2,744
       Provision for doubtful accounts..............................................     1,513      2,131
       Non-cash provision for restructuring.........................................     2,949         --
       Goodwill impairment charge...................................................    37,000         --
       Minority interest............................................................       (21)      (169)
       Amortization of deferred financing costs.....................................     3,015      2,538
       Net change from sales of receivables:
          European securitization...................................................  (124,793)        --
          U.S. securitization.......................................................  (117,455)        --
          Other, net................................................................   (19,475)    (1,123)
Changes in assets and liabilities excluding effects of acquisitions and divestitures
       Receivables..................................................................    15,261     40,781
       Inventories..................................................................       794     (7,335)
       Prepaid expenses and other...................................................    (5,671)      (392)
       Accounts payable.............................................................    10,006    (49,157)
       Accrued expenses.............................................................    28,047    (42,786)
       Noncurrent liabilities.......................................................    (9,239)    (3,408)
       Other, net...................................................................    (3,506)    (5,831)
                                                                                     ---------  ---------
             Net cash used in operating activities..................................  (235,565)   (46,183)
                                                                                     ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures............................................................    (8,223)   (27,482)
    Proceeds from sales of assets...................................................       407      3,500
                                                                                     ---------  ---------
             Net cash used in investing activities..................................    (7,816)   (23,982)
                                                                                     ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term borrowings....................................    (1,995)     4,742
    Borrowings under Senior Secured Credit Facilities Agreement.....................     6,191    278,054
    Repayments under Senior Secured Credit Facilities Agreement.....................    (2,727)  (190,733)
    Borrowings under DIP Facility...................................................   255,068         --
    Repayments under DIP Facility...................................................   (97,576)        --
    European asset securitization...................................................   130,475         --
    Decrease in other debt..........................................................    (6,749)    (2,264)
    Financing costs and other.......................................................   (19,422)    (2,948)
    Dividends paid..................................................................        --       (503)
                                                                                     ---------  ---------
             Net cash provided by financing activities..............................   263,265     86,348
                                                                                     ---------  ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS...................................................................     5,007       (170)
                                                                                     ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................    24,891     16,013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................................    31,703     23,072
                                                                                     ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................................ $  56,594  $  39,085
                                                                                     =========  =========

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2002
                 (Dollars in thousands, except per-share data)
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

   The unaudited condensed consolidated financial statements include the accounts of Exide Technologies (the "Company") and all of its majority-owned subsidiaries. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 for further information. The financial information contained herein is unaudited.

   The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the accompanying consolidated financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the periods presented.

   The accompanying interim unaudited condensed consolidated financial statements as of June 30, 2002 and for the three months then ended have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited condensed consolidated balance sheets and classified as Liabilities Subject To Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims. Revenues, expenses, realized gains and losses, and provision for losses resulting from the reorganization are reported separately as Reorganization items, net, in the unaudited condensed consolidated statements of operations. However, since the Chapter 11 filing occurred subsequent to March 31, 2002, SOP 90-7 is not applicable with respect to the accompanying comparative fiscal 2002 unaudited condensed consolidated financial statements, and may lack comparability to that extent. These interim unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.

   The ability of the Company to continue as a going concern is predicated, among other things, on the confirmation of a reorganization plan, compliance with the provisions of the debtor-in-possession ("DIP") financing facility ("DIP Credit Facility"), the ability of the Company to generate the required cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy future obligations. As a result of the Chapter 11 filing and consideration of various strategic alternatives, including possible asset sales, the Company expects that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements.

   In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138 (collectively, "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of SFAS 133 resulted in an income statement charge, reflected as a Cumulative effect of change in accounting principle, of $496, or $0.02 per basic and diluted share in the first quarter of fiscal 2002. Also, a cumulative effect adjustment reduced Accumulated other comprehensive loss by $541 in the same period.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Certain reclassifications of prior period financial statements have been made to conform to the current interim period presentation.

(2)  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

   On April 15, 2002 ("Petition Date"), Exide Technologies (together with its subsidiaries unless the context requires otherwise, "Exide" or the "Company") and three of its wholly-owned, U.S. subsidiaries (RBD Liquidation, LLC, Exide Delaware, LLC and Exide Illinois, Inc.; together with Exide collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under case numbers 02-11125 through 02-11128 (jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125JCA).

   The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

   The Company decided to file itself and certain of its subsidiaries for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of adverse economic conditions on the Company's markets, particularly telecommunications, ongoing competitive pressures and recent capital market volatility. These factors contributed to a loss of revenues and resulted in significant operating losses and negative cash flows, severely impacting the Company's financial condition and its ability to maintain compliance with debt covenants.

   As debtors in possession under Chapter 11 the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company's operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the Chapter 11 filing, the Company entered into a "Standstill and Subordination Agreement" with its Pre-Petition Senior Secured Credit Facility Lenders, whereby those lenders have agreed to forbear collection of principal payments on foreign borrowings under this facility from non-debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events.

   On May 10, 2002, the Company received final Bankruptcy Court approval to access the $250,000 DIP Credit Facility. The DIP Credit Facility will be used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and for other general corporate purposes.

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

   Under the Bankruptcy Code, the Debtors may also assume or reject executory contracts, including lease obligations, subject to the approval of the Bankruptcy Court and certain other conditions. Parties affected by

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Due to the timing of the Chapter 11 proceedings, the Company cannot currently estimate or anticipate what impact the rejection and subsequent claims of executory contracts may have on the reorganization process.

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

   At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on our business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company's common stock would likely be substantially, if not completely, diluted or cancelled as a result of the conversion of debt to equity or with respect to any other compromise of interests. Further, it is also likely that the Company's senior notes and convertible subordinated notes will suffer substantial impairment.

   The ultimate recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, Exide urges appropriate caution be exercised with respect to existing and future investments in any of these securities.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

(3)  DEBTORS' FINANCIAL INFORMATION

   The unaudited condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtors and non-debtor subsidiaries of the Company which are eliminated in the unaudited condensed consolidated financial statements. The unaudited condensed combined financial statements of the Debtors are presented as follows:

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

              DEBTORS' CONDENSED COMBINED STATEMENT OF OPERATIONS
                           (Unaudited, in thousands)

                                                    For the Period
                                                    From April 15,
                                                     2002 Through
                                                    June 30, 2002
                                                    --------------
             NET SALES.............................    $215,848
             COST OF SALES.........................     174,819
                                                       --------
                    Gross profit...................      41,029
                                                       --------
             OPERATING EXPENSES:
                Selling, marketing and advertising.      22,070
                General and administrative.........      17,540
                Restructuring and other............       4,612
                Other (income) expense, net........        (678)
                                                       --------
                                                         43,544
                                                       --------
                    Operating loss.................      (2,515)
                                                       --------
             INTEREST EXPENSE......................      12,797
             REORGANIZATION ITEMS, net (Note 5)....      10,559
                                                       --------
                Loss before income taxes...........     (25,871)
             INCOME TAX PROVISION..................          --
                                                       --------
             NET LOSS..............................    $(25,871)
                                                       ========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                   DEBTORS' CONDENSED COMBINED BALANCE SHEET
                           (Unaudited, in thousands)

                                                               June 30,
                                                                 2002
                                                              ----------
                            ASSETS
      CURRENT ASSETS:
         Cash and cash equivalents........................... $    4,315
         Receivables, net....................................    149,937
         Intercompany receivables............................     41,706
         Inventories.........................................    176,955
         Prepaid expenses and other..........................     24,464
                                                              ----------
             Total current assets............................    397,377
                                                              ----------
      PROPERTY, PLANT AND EQUIPMENT, net.....................    265,149
                                                              ----------
      OTHER ASSETS:
         Goodwill and other intangibles, net.................     40,965
         Investments in affiliates...........................      2,324
         Deferred financing costs, net.......................      9,558
         Intercompany notes receivable.......................    225,548
         Other...............................................      7,595
                                                              ----------
                                                                 285,990
                                                              ----------
             Total assets.................................... $  948,516
                                                              ==========

            LIABILITIES AND STOCKHOLDERS' DEFICIT
      CURRENT LIABILITIES:
         Accounts payable.................................... $   59,589
         Accrued interest payable............................     13,128
         Accrued expenses, other.............................     21,380
                                                              ----------
             Total current liabilities.......................     94,097
      LONG-TERM DEBT (DIP Facility)..........................    157,492
      NONCURRENT RETIREMENT OBLIGATIONS......................      2,204
      LIABILITIES SUBJECT TO COMPROMISE......................  1,597,428
                                                              ----------
             Total liabilities...............................  1,851,221

                    STOCKHOLDERS' DEFICIT
             Total stockholders' deficit.....................   (902,705)
                                                              ----------
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT..... $  948,516
                                                              ==========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

              DEBTORS' CONDENSED COMBINED STATEMENT OF CASH FLOWS
                           (Unaudited, in thousands)

                                                          For the Period
                                                          From April 15,
                                                           2002 Through
                                                          June 30, 2002
                                                          --------------
        CASH RECEIPTS:
           Third party receipts..........................   $ 233,973
           Borrowings under DIP Credit Facility..........     255,068
                                                            ---------
               Total cash receipts.......................     489,041
        CASH DISBURSEMENTS:
           Supplier payments.............................     (71,120)
           Repurchase of securitized accounts receivable.    (117,455)
           Financing costs, fees and interest............     (17,425)
           Capital expenditures..........................      (3,331)
           Freight and logistics.........................     (16,709)
           Leasing and rental costs......................      (6,638)
           Payroll and benefits..........................     (54,159)
           Professional / consulting fees................      (4,664)
           Taxes.........................................      (5,791)
           Utilities.....................................      (7,441)
           Other disbursements...........................     (32,132)
           Intercompany loans to non-filing entities.....     (55,000)
           Repayments under DIP Credit Facility..........     (97,576)
                                                            ---------
               Total cash disbursements..................    (489,441)
                                                            ---------
               Net cash flow.............................        (400)
        CASH AT BEGINNING OF PERIOD:.....................       4,715
                                                            ---------
        CASH AT END OF PERIOD:...........................   $   4,315
                                                            =========

   The unaudited condensed consolidated statements of operations also includes Reorganization items, net (consisting of professional fees) for the period prior to the Petition Date from April 1 to April 14, 2002.

(4)  COMPREHENSIVE LOSS

   Total comprehensive loss and its components are as follows:

                                                              For the
                                                        Three Months Ended
                                                        ------------------
                                                        June 30,  June 30,
                                                          2002      2001
                                                        --------  --------
    Net loss........................................... $(76,640) $ (7,219)
    Cumulative effect of change in accounting principle       --       541
    Reclassification to earnings of cash flow hedges...    2,083    (4,086)
    Change in cumulative translation adjustment........   26,015   (11,304)
                                                        --------  --------
    Total comprehensive loss........................... $(48,542) $(22,068)
                                                        ========  ========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

(5)  REORGANIZATION ITEMS

   Reorganization items represent amounts the Company incurred as a result of Chapter 11 and are presented separately in the unaudited condensed consolidated statements of operations. For the three months ended June 30, 2002, the following have been incurred:

                                                 For the
                                            Three Months Ended
                                              June 30, 2002
                                            ------------------
                 Professional fees.........      $10,170
                 Employee costs............          375
                 Interest income...........         (530)
                 Other.....................        2,083
                                                 -------
                 Total reorganization items      $12,098
                                                 =======

   Net cash paid for reorganization items during the three months ended June 30, 2002 was $4,636.

   The following paragraphs provide additional information relating to costs that were recorded in the line Reorganization items, net in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2002:

  Professional fees

   In the first quarter of fiscal 2003, the Company recorded $10,170 for professional fees. Professional fees include financial, legal and valuation services directly associated with the reorganization process.

  Employee costs

   The Company has implemented a retention plan that has received final Bankruptcy Court approval and provides for cash incentives to key members of our management team. The retention plan is expected to encourage employees to continue their employment through the reorganization process. During the first quarter of fiscal 2003 the Company recognized a charge of $375 related to this program. No payments were made during the first quarter of fiscal 2003.

  Interest income

   Interest income represents interest income earned by the Debtors as a result of assumed excess cash balances due to the Chapter 11 filing.

  Other

   Other represents contractual claims arising from termination of pre-petition financial instruments.

(6)  LIABILITIES SUBJECT TO COMPROMISE

   Under U.S. bankruptcy law, actions by creditors to collect indebtedness the Company owes prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. The Company has received approval from the Bankruptcy Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. All pre-petition liabilities of the

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

Debtors have been classified as liabilities subject to compromise in the unaudited condensed consolidated balance sheets. Adjustments to these amounts may result from negotiations, payments authorized by the Bankruptcy Court, rejection of executory contracts including leases or other events. Amounts that we have recorded may ultimately be different than amounts filed by our creditors under the Bankruptcy Court claims reconciliation and resolution process.

   The following table summarizes the components of the liabilities classified as Liabilities Subject To Compromise in the unaudited condensed consolidated balance sheet as of June 30, 2002:

                                                        June 30,
                                                          2002
                                                       ----------
               Accounts payable....................... $   96,537
               Accrued interest payable...............     19,403
               Restructuring reserve..................     13,734
               Warranty reserve.......................     32,230
               Accrued expenses.......................    153,447
               Retirement obligations.................     82,402
               Long-term debt.........................  1,055,393
               Other liabilities......................    144,282
                                                       ----------
               Total liabilities subject to compromise $1,597,428
                                                       ==========

(7)  ACCOUNTING FOR GOODWILL AND INTANGIBLES

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

   The Company adopted SFAS 141 and 142 effective April 1, 2001. Upon adoption of SFAS 142, the Company no longer amortizes goodwill.

   During the first quarter of fiscal 2003, the Company experienced deterioration in the performance of its European Network Power business. This deterioration was not known or forecasted as of March 31, 2002. In accordance with SFAS 142, the goodwill associated with the Network Power business was reviewed for impairment due to the fact that circumstances indicated the carrying value may not be recoverable. As a result, the Company has recognized a goodwill impairment charge in the amount of $37,000. This amount is additional to the $105,000 goodwill impairment charge taken in the third quarter of fiscal 2002 within the Network Power segment. The impairment charge was determined based upon a comparison of the book carrying value of this reporting segment, including goodwill, against its fair value, estimated using a discounted cash flow model. If the assumptions used in determining the fair value of reporting units change or there is significant erosion of business results, such changes could result in additional impairment charges in future periods.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Summarized goodwill activity for the first quarter of fiscal 2002 is as follows:

                                                     Total
                                                   --------
                   Goodwill, net at March 31, 2002 $416,926
                   Impairment charge..............  (37,000)
                   Currency translation...........   47,788
                                                   --------
                   Goodwill, net at June 30, 2002. $427,714
                                                   ========

   Subsequent to the impairment charge mentioned above, the amounts of Goodwill, net at June 30, 2002 allocated to the Company's Transportation and Motive Power segments were approximately $249,000 and $179,000, respectively. All goodwill of the Network Power segment has now been written off.

(8)  INVENTORIES

   Inventories, valued by the first-in, first-out ("FIFO") method, consist of:

                                       June 30, March 31,
                                         2002     2002
                                       -------- ---------
                       Raw materials.. $ 90,801 $ 81,089
                       Work-in-process   84,631   79,416
                       Finished goods.  253,623  244,162
                                       -------- --------
                                       $429,055 $404,667
                                       ======== ========

   In connection with the inventory management component of the Company's restructuring and reorganization programs, during the third quarter of fiscal 2002, the Company recorded a charge to write-down excess inventories by approximately $10,000. The charge was determined after an assessment of the Company's five-year business plan and updated demand forecasts, the continued weakening of the Company's business segments, particularly the telecommunications market, and ongoing stock keeping unit (SKU) rationalization. The Company expects to complete the disposition of these identified inventories during fiscal 2003.

(9)  ENVIRONMENTAL MATTERS

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

North America

   The Company has been advised by the U.S. Environmental Protection Agency or state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 90 federally defined Superfund or state equivalent sites. At 61

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
of these sites, the Company has either paid or is in the process of paying its share of the liability. In most instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all PRPs that have been identified and are financially viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

   The Company currently has greater than 50% liability at three Superfund sites. Other than these sites, the Company's allocation exceeds 5% at seven sites for which the Company's share of liability has not been paid as of June 30, 2002. The current allocation at these seven sites averages approximately 22%.

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

   The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of June 30, 2002 and March 31, 2002 the amount of such reserves on the Company's unaudited condensed consolidated balance sheets was $73,217 and $70,543, respectively.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

   In the U.S., the Company has advised each state and federal authority with whom we have negotiated plans for environmental investigations or remediation of the Company's Chapter 11 filing as required by those agreements or applicable rules. In some cases these authorities may require the Company to undertake certain agreed remedial activities under a modified schedule, or may seek to negotiate or require modified remedial activities. Such requests have been received at several sites and are the subject of ongoing discussions. At this time no requests or directives have been received which, individually or in the aggregate, would alter the Company's reserves or have a material adverse effect on the Company's business, financial condition or results of operations.

(10)  COMMITMENTS AND CONTINGENCIES

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

Former Senior Executives of the Company: Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier.

   Exide established a $13,400 reserve in fiscal 2000 to cover litigation related to allegations that used batteries were sold as new. The Company has resolved these claims, including the third quarter fiscal 2002 settlement of the sole remaining "legacy" action, Houlihan v. Exide. As a result of the Houlihan settlement, the Company recorded an additional expense in the third quarter of fiscal 2002 of $1,400 for reimbursement of legal fees. At June 30, 2002, there is approximately a $2,500 reserve remaining, representing the Company's estimate of its remaining obligations under the Houlihan and other "legacy" settlements.

   On March 23, 2001, Exide reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of certain former senior executives of the Company. Under the terms of that settlement Exide agreed to pay a fine of $27,500 over five years, to five-years' probation and to cooperate with the U.S. Attorney in her prosecution of Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company's compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against Exide if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31,000 for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1,000 in the third quarter of fiscal 2002. At June 30, 2002, approximately $27,500 of this reserve remains. As a result of the imposition of the automatic stay arising upon the Company's Chapter 11 filing, the Company has not made the first installment payment of its $27,500 fine. The Company is uncertain as to the effect of this non-payment and the Bankruptcy Code with respect to the plea agreement.

   Exide is currently involved in litigation with the former senior executives referenced above. The former senior executives made claims to enforce separation agreements, reimbursement of legal fees, and other

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
contracts, and Exide has filed claims and counterclaims asserting fraud, breach of fiduciary duties, misappropriation of corporate assets and civil conspiracy. In addition, Exide has filed an action in the Bankruptcy Court against the former senior executives to recover certain payments of legal fees Exide was required to advance to such individuals prior to the Petition Date.

   The Company has filed a claim with its insurers for reimbursement of the amounts paid to the former executives, and believes it is entitled to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivable for such reimbursements as of June 30, 2002.

Hazardous Materials

   Exide is involved in several lawsuits pending in state and federal courts in South Carolina, Pennsylvania, Indiana, and Tennessee. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage.

   In January 2002, the counsel that brought the South Carolina actions filed additional claims in the Circuit Court for Greenville County, South Carolina. The Company's preliminary review of these claims suggest they are without merit, and the Company plans to vigorously defend itself in these matters. The Company does not believe any reserves are currently warranted for these claims.

GNB Acquisition

   In July 2001, Pacific Dunlop Holdings (US), Inc. ("PDH") and several of its foreign affiliates (the "Sellers") under the various agreements through which Exide acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment, and conversion against Exide and three of its foreign affiliates. The Sellers maintain they are entitled to approximately $17,000 in cash assets acquired by the defendants through their acquisition of GNB. In December, 2001, the Court denied the defendants' motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. To the extent this action implicates Exide's interests, management plans to vigorously defend the action and pursue the counterclaim.

   In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois, seeking recovery of $3,100 for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security for workers compensation insurance policies, allegedly provided by PDH for GNB's performance of certain of GNB's obligations to third parties, that PDH claims Exide was obligated to replace. Exide's answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB's cash assets, the claims relating to this action are currently subject to the automatic bankruptcy stay.

Other

   On June 6, 2002, McKinsey & Company International filed suit against Exide Holding Europe, S.A., Compagnie Europeene D'accumulateurs, S.A., Euro Exide Corporation Ltd., Exide Italia S.r.l, Deutsche Exide GmbH and Exide Transportation Holding Europe, S.L. in the U.S. District Court for the Southern District of New York, seeking to compel arbitration of McKinsey's request for payment of approximately $5,000 in consulting fees. The Company intends to defend the suit and denies liability thereunder.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Exide is a defendant in an arbitration proceeding initiated in October of 2001, by Margulead Limited ("Margulead"). In June of 1997, GNB, now an operating division of Exide, entered into an agreement with Margulead to build a facility to test and develop certain lead acid battery recycling technology developed by Margulead. This agreement was terminated by Exide after the Margulead technology failed to meet initial performance criteria. Margulead now alleges breach of contract and has requested damages in the amount of approximately $2,600, which represents the projected cost of building a testing facility. Margulead has indicated that it may amend its claim to seek up to $9,000 in damages. Because Margulead is a foreign entity and the arbitration is pending in London, the arbitration is currently proceeding notwithstanding Exide's Chapter 11 proceedings. The Company intends to defend the claim and denies liability thereunder.

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

(11)  RESTRUCTURING

   The Company previously implemented certain restructuring activities as part of an overall program to reduce costs, eliminate excess capacity and improve cash flows, including activities in connection with the September 2000 acquisition of GNB.

   In addition, during the first quarter of fiscal 2003 the Company recognized a restructuring charge of $6,288, representing $3,339 for severance and related costs and $2,949 for a non-cash charge related to the write-down of machinery and equipment. These charges resulted from actions completed during the first quarter of fiscal 2003 related to the closure of a North American Network Power facility and the closure of a Transport facility in Cwmbran, Wales. Approximately 300 positions, principally plant employees, have been eliminated in connection with these plans. Further severance charges are expected to be recognized in future periods in connection with the Cwmbran, Wales facility closure as additional positions are eliminated.

   Summarized restructuring reserve activity follows:

                                           Severance            Closure
                                             Costs   Write-Offs  Costs   Total
                                           --------- ---------- ------- -------
Balance at March 31, 2002.................  $16,500   $    --   $15,300 $31,800
Charges, fiscal 2003......................    3,339     2,949        --   6,288
Payments, charge-offs and currency changes     (311)   (2,949)    1,176  (2,084)
                                            -------   -------   ------- -------
Balance at June 30, 2002..................  $19,528   $    --   $16,476 $36,004
                                            =======   =======   ======= =======

   Remaining expenditures principally represent (i) severance and related benefits payable, per employee agreements and or regulatory requirements over periods up to three years (ii) lease commitments for certain closed facilities, branches, and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms, over periods up to five years and (iii) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities. Approximately $13,734 of this reserve represents a Liability Subject To Compromise.

(12)  DEBT

   At June 30, 2002, short-term borrowings of $9,525 consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's non-U.S. subsidiaries. Certain of these

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent. Total debt at June 30, 2002 comprises the following:

                                                                                                    June 30,
                                                                                                      2002
                                                                                                   ----------
Debt Not Subject To Compromise:
   DIP Credit Facility--Borrowings at LIBOR plus 3.75%............................................ $  157,492
   Senior Secured Global Credit Facilities Agreement (Europe)--Borrowings primarily at
     LIBOR plus 4.75% to 5.25%....................................................................    261,382
   9.125% Senior Notes (Deutsche mark denominated, due April 15, 2004)............................     88,268
   European Accounts Receivable Securitization....................................................    137,523
   Other, including capital lease obligations and other loans at interest rates generally ranging
     from 0.0% to 11.0% due in installments through 2015(1).......................................     20,198
                                                                                                   ----------
       Total debt not subject to compromise.......................................................    664,863
   Less--current maturities (included in total debt not subject to compromise above)..............     29,169
                                                                                                   ----------
                                                                                                   $  635,694
                                                                                                   ==========
Debt Subject To Compromise:
   Senior Secured Global Credit Facilities Agreement (U.S.)--Borrowings primarily at LIBOR
     plus 4.75% to 5.25%..........................................................................    432,885
   10% Senior Notes, due April 15, 2005...........................................................    300,000
   Convertible Senior Subordinated Notes, due December 15, 2005...................................    321,132
   Other..........................................................................................      1,376
                                                                                                   ----------
       Total debt subject to compromise........................................................... $1,055,393
                                                                                                   ==========

--------
(1) includes various operating lines of credit and working capital facilities maintained by certain of the Company's non-U.S. subsidiaries.

   On April 15, 2002, the Company and three of its wholly-owned U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the filing, the Company also entered into a "Standstill and Subordination Agreement" with its Pre-petition Senior Secured Credit Facility lenders, whereby the lenders have agreed to forbear collections of principal payments on foreign borrowings under this facility from non-debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events. Borrowings under the Senior Secured Credit Facility by Debtors within the Chapter 11 case are subject to compromise. See Note 2 for further discussion of the Company's bankruptcy considerations and reorganization plans.

   On April 17, 2002 the Company received interim Bankruptcy Court approval of a $250,000 DIP Credit Facility and final Bankruptcy Court approval for such facility on May 10, 2002. The DIP Credit Facility is being used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

   On April 17, 2002, approximately $129,000 of the DIP Credit Facility was drawn down, $117,000 being used to terminate and repurchase uncollected securitized accounts receivable under the Company's then existing U.S. receivables sale facility, and the balance for financing costs and related fees. The DIP Credit Facility is a secured revolving credit and term loan facility under which Exide Technologies is the borrower with certain U.S.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
subsidiaries acting as guarantors. The DIP Credit Facility is afforded super priority claim status in the Chapter 11 case and is collateralized by first liens on certain eligible U.S. assets of the Company, principally accounts receivable, inventory and property.

   The revolving credit tranche of the DIP Credit Facility provides for borrowing up to $121,000, of which up to $65,000 is available to Exide Technologies for on-lending to its foreign subsidiaries. An additional $50,000 sub-facility is also available to the foreign subsidiaries based on certain collateral asset values in the United Kingdom, Canada and Australia. To the extent funds are borrowed under the DIP and on-lent to foreign subsidiaries, additional liens on certain assets of the borrowing foreign subsidiary and related guarantees are required. Up to $40,000 of the revolving credit tranche is available for letters of credit. Total availability under the DIP Credit Facility as of June 30, 2002 was $50,900.

   Borrowings under the DIP Credit Facility bear interest at Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes accounts receivable, inventory and certain property. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain monthly specified levels of earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur indebtedness, create or incur liens or guarantees, enter into leases, sell or dispose of assets, change the nature of the Company's business or enter into related party transactions. The Company believes it was in compliance with the DIP Credit Facility covenants as of June 30, 2002. The Company has presented to its banks an operating plan which assumes that the Company will maintain compliance with its covenants through June 30, 2003. Currently, the Company expects to maintain adequate financial resources during the next twelve months (considering both funds available under the DIP Credit Facility and cash flows generated from operations) while pursuing its strategic options and development of a plan of reorganization. However, no assurance can be given that the Company will maintain compliance with its covenants or have adequate financial resources available during the next twelve months. Failure to maintain compliance with these covenants in the future would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company's availability to funds necessary to maintain its operations and assist in funding of its reorganization plans. The Company has obtained waivers under the DIP Credit Facility and Standstill and Subordination Agreement for late delivery of its audited financial statements for the fiscal year ended March 31, 2002.

   The DIP Credit Facility matures on the earlier of February 15, 2004, 30 days before the pre-petition Revolving Credit and Tranche A Senior Secured Credit Facilities mature or the date on which the Company emerges from bankruptcy.

   On May 31, 2002, the Company entered into a new $177,500 European accounts receivable securitization facility. This facility replaced the Company's then existing $175,000 European securitization program. The new facility is accounted for as a secured borrowing in accordance with the requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" whereby the accounts receivable and related borrowings are recorded on the Company's unaudited condensed consolidated balance sheet.

(13)  INTEREST EXPENSE, NET

   Interest income of $380 and $436 is included in the line Interest expense, net in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2002 and June 30, 2001, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing is recorded in the

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
line Reorganization items, net in the unaudited condensed consolidated statements of operations, for the three months ended June 30, 2002. See Note 5.

   As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets in accordance with SOP 90-7. Interest is being accrued on certain pre-petition debt to the extent that the Company believes it is probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the three months ended June 30, 2002 was approximately $8,626.

(14)  NET LOSS PER SHARE

   Basic loss per share is computed using the weighted average number of common shares outstanding for the period, while diluted loss per share is computed assuming conversion of all dilutive securities such as options, convertible debt and warrants. In all periods presented net losses were incurred, therefore dilutive common stock equivalents were not used in the calculation of earnings per share as they would have an anti-dilutive effect.

(15)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

   In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No's. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections." This Statement requires gains and losses from extinguishments of debt to be classified as an extraordinary item only if the criteria in Opinion 30 has been met. Further, lease modification with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provision of this Statement related to the rescission of SFAS No. 4 and the amendment of SFAS No. 13 are effective beginning in fiscal 2003 and for transactions occurring after May 15, 2002, respectively, and are not expected to have a significant impact on the Company's unaudited condensed consolidated financial statements. All other provisions are effective for financial statements issued on or after May 15, 2002, and did not have a significant impact on our unaudited condensed consolidated financial statements presented herein.

   In June 2001 and August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", ("SFAS 143") and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), respectively. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is required to adopt SFAS 143 on April 1, 2003. The provisions of SFAS 143 address financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and requires companies to record an asset and related liability for the cost associated with the retirement of long-lived tangible assets if a legal liability to retire the asset exists. The Company is in the process of completing its evaluation of the impact of this statement.

   SFAS 144 is effective for the Company beginning April 1, 2003. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

121 and the accounting and reporting provisions of the Accounting Principles Board ("APB") Opinion No. 30. SFAS 144 retains the basic principles of SFAS 121 for long lived assets to be disposed of by sale or held and used and broadens discontinued operations presentation to include a component of an entity that is held for sale or that has been disposed of.

(16)  SEGMENT INFORMATION

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

   The prior year segment data below has been restated to reflect the current year presentation. In addition, prior year segment data has been restated to reflect the current year presentation of corporate costs not allocated to business segments. Certain asset information required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company's operations.

   Selected financial information concerning the Company's reportable segments is as follows:

                                    For the Three Months Ended June 30, 2002
                        ---------------------------------------------------------------
                        Transportation Motive Power Network Power   Other   Consolidated
                        -------------- ------------ ------------- --------  ------------
Net sales..............    $353,469      $110,888     $ 90,632    $     --    $554,989
Gross profit...........      63,894        24,876       21,560          --     110,330
Operating income (loss)      22,929         3,536      (38,090)    (23,275)    (34,900)
                                    For the Three Months Ended June 30, 2001
                        ---------------------------------------------------------------
                        Transportation Motive Power Network Power   Other   Consolidated
                        -------------- ------------ ------------- --------  ------------
Net sales..............    $378,650      $121,694     $130,893    $     --    $631,237
Gross profit...........      63,579        32,560       42,722          --     138,861
Operating income (loss)      17,378        10,540       22,081     (27,317)     22,682

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
       (Dollars in thousands, except per-share data).

Overview

   On April 15, 2002, Exide Technologies and three of its wholly-owned U.S. subsidiaries (the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of current adverse economic conditions, particularly in the telecommunications industry, ongoing competitive pressures, and recent capital market volatility. These factors contributed to a loss of revenues and have resulted in significant operating losses and negative cash flows, severely impacting the Company's financial condition and its ability to maintain compliance with debt covenants.

   The Company's operations outside of the U.S. are not included in the Chapter 11 proceedings.

   On May 10, 2002 the Company received final Bankruptcy Court approval to access its entire $250,000 DIP Credit Facility. The DIP Credit Facility requires maintenance of certain financial covenants and other restrictions on matters such as indebtedness, guarantees and future asset sales.

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

   Markets. We are subject to concentrations of customers and sales in several geographic regions and are dependent on customers in certain industries, including the automotive, telecommunications, and material handling markets. Economic difficulties experienced in these markets and geographic locations have and continue to impact our financial results.

   Weather. Unusually cold winters or hot summers accelerate automotive battery failure and increase demand for automotive replacement batteries.

   Interest Rates. We are exposed to fluctuations in interest rates on our variable rate debt.

   Lead. Lead is the principal material by weight used in the manufacture of batteries, representing approximately one-quarter of our cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, many of our customers seek disproportionate price reductions from us, and when lead prices increase, customers may resist price increases.

Critical Accounting Policies and Estimates

   The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   The Company believes that certain critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended March 31, 2002 affect the preparation of its unaudited condensed consolidated financial statements. The reader of this Report may wish to refer to the 10-K for further information.

   The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and with respect to fiscal 2003, in accordance with SOP 90-7 with regard to the reporting requirements of entities in reorganization under the Bankruptcy Code.

   The ability of the Company to continue as a going concern is predicated upon, among other things, on confirmation of a bankruptcy reorganization plan, compliance with the provisions of both the DIP Credit Facility and other ongoing borrowing arrangements as well as the ability to generate cash flows from operations and where necessary obtaining financing sources sufficient to satisfy the Company's future obligations. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not, however, include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Results of Operations

  Three months ended June 30, 2002 compared with the three months ended June 30, 2001.

   Overview

   Net loss for the first quarter of fiscal 2003 was ($76,640) or ($2.80) per diluted share versus a net loss of ($7,219) or ($0.28) per diluted share last year. Included in the consolidated net loss for the first quarter of fiscal 2003 is a non-cash charge of $37,000 for goodwill impairment resulting from an evaluation of results and updated projections of the Network Power business, following the recent deterioration of this segment's

European performance. Results also include first quarter fiscal 2003 restructuring costs of $6,288 and reorganization items in connection with the Bankruptcy of $12,098.

   Net Sales

   Net sales were $554,989 in the first quarter of fiscal 2003 versus $631,237 in the first quarter of fiscal 2002. The decrease in net sales was due to sales declines in all three of the Company's business segments. Currency positively impacted net sales by $13,287, principally from appreciation of the Euro against the U.S. dollar.

   Net sales in the Transportation segment were $353,469 in the first quarter of fiscal 2003 versus $378,650 in the first quarter of fiscal 2002. Transportation revenues in North America declined due to reduced unit volumes principally due to lost business and territories in our aftermarket accounts, while European volumes were relatively consistent with the prior year. Currency positively impacted Transportation net sales, principally in Europe in fiscal 2003 by approximately $6,536.

   Motive Power sales for the first quarter of fiscal 2003 were $110,888 versus $121,694 in the first quarter of fiscal 2002. The decrease was due to general softness in the overall economies in Motive Power's two major markets: The U.S. and Western Europe. Currency positively impacted Motive Power net sales in fiscal 2003 by approximately $3,988.

   Network Power sales for the first quarter of fiscal 2003 were $90,632 versus $130,893 in the first quarter of fiscal 2002. The lower sales volumes were a direct result of the significantly weaker telecommunications markets including the adverse affect of the slowdown in Europe, similar to that seen in North America during fiscal 2002. Currency positively impacted Network Power net sales in fiscal 2003 by approximately $2,863.

   Gross Profit

   Gross profit was $110,330 in the first quarter of fiscal 2003 versus $138,861 in the first quarter in the prior year. The gross profit margin decreased to 19.9% in the first quarter of fiscal 2003 from 22.0% in the first quarter of fiscal 2002, primarily due to the lower sales volumes and higher production costs related to under-absorption of fixed overheads. The unfavorable absorption impacts were reduced by the Company's continued plant rationalization and headcount reduction programs. Stronger European currencies versus the U.S. dollar favorably impacted gross profit by approximately $3,173.

   Transportation gross profit was $63,894 in the first quarter versus $63,579 last year. The affect of lower North American sales volumes was more than offset by the benefits from plant rationalization and headcount reductions and European currency affects. Gross margins were 18.1% in the current year versus 16.8% in the prior year.

   Motive Power gross profit was $24,876 this quarter versus $32,560 in the same quarter last year. The decrease was due to lower sales volumes, an unfavorable sales mix (smaller size battery systems) and higher production costs related to under-absorption of fixed overheads. Gross margin as a percent of net sales was 22.4% in the current year versus 26.8% last year.

   Network Power gross profit was $21,560 this quarter versus $42,722 in the same quarter last year. The decrease was due to significantly weaker demand in the telecommunications market and higher production costs related to under-absorption of fixed overheads. Gross profit margins were also negatively impacted by changes in sales mix including reduced sales of higher margin products. Gross margin as a percent of net sales was 23.8% in the current year versus 32.6% last year.

   Operating Expenses

   Operating expenses increased from $116,179 in the first quarter of fiscal 2002 to $145,230 in the first quarter of fiscal 2003. Included in operating expenses are restructuring charges of $6,288 and a goodwill impairment charge of $37,000 this year. Excluding these charges, operating expenses were $101,942. Fiscal 2003 selling, marketing and advertising costs in each of the Company's business segments were favorably impacted by lower sales volumes and the Company's cost-reduction programs, primarily through headcount reductions. General and administrative expenses in fiscal 2003 were unfavorably impacted by higher pension costs, ongoing information technology costs and consulting fees unrelated to reorganization efforts. Also, stronger European currencies unfavorably impacted operating expenses by approximately $2,436 in fiscal 2002.

   Transportation operating expenses decreased from $46,201 in the first quarter of fiscal 2002 to $40,965 in the first quarter of fiscal 2003, Motive Power operating expenses decreased from $22,020 in fiscal 2002 to $21,340 in fiscal 2003, and Network Power operating expenses increased from $20,641 in fiscal 2002 to $59,650 in fiscal 2003. Excluding the first quarter fiscal 2003 impairment charge, Network Power operating expenses were $22,650.

   Corporate and other operating expenses were $23,275 in the first quarter of fiscal 2003 versus $27,317 in the first quarter of fiscal 2002. The change is due primarily to currency gains on U.S. dollar denominated borrowings in Europe; which had been hedged in the prior period.

   Income Taxes

   In the first quarter of fiscal 2003, an income tax provision of $2,048 was recorded on a loss of $74,613. In the first quarter of fiscal 2002, an income tax benefit of $4,048 was recorded on a loss of $10,940. The effective tax rate was (2.7)% and 37.0% in the first quarter of fiscal 2003 and fiscal 2002, respectively.

   The effective tax rate for the first quarter of fiscal year 2003 was impacted by recognition of valuation allowances on tax benefits generated from current period losses, in both the U.S. and certain international regions, as well as the nondeductibility of the Network Power goodwill impairment charge. The effective tax rate for the first quarter of fiscal 2002 was impacted by tax benefits recorded on losses incurred.

   Interest Expense, Net

   Interest expense, net decreased $6,007 from $33,622 in the first quarter of fiscal 2002 to $27,615 in the first quarter of fiscal 2003. The decrease in interest expense is principally attributed to ceasing accruing certain interest on pre-petition debt classified as Liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet in accordance with SOP 90-7. Interest at the stated contractual amount on debt that was not charged to operations for the quarter ended June 30, 2002 was approximately $8,626.

   Reorganization Items

   Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited consolidated statements of operations. Reorganization charges for the quarter ended June 30, 2002 were $12,098. These charges comprise the following items: professional fees including financial and legal services; employee retention costs for key members of management, charge for termination of an interest rate swap as a consequence of the Bankruptcy and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 5.

Liquidity and Capital Resources

  Capital Structure

   Following discussions with the Company's principal lenders and evaluation of possible capital structure alternatives, on April 15, 2002 Exide Technologies and three of its wholly-owned U.S. subsidiaries filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company's operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the bankruptcy filing, the Company entered into a "Standstill and Subordination Agreement" with the Pre-petition Senior Secured Credit Facility Lenders, whereby the lenders agreed to forbear collection of principal payments on foreign borrowings under this facility from non-debtor subsidiaries until December 2003, subject to earlier termination for the occurrence of certain events. In addition, the Company continues to accrue and pay interest of the Debtors under the pre-petition Senior Secured Credit Facility subject to liquidity calculations prescribed in the DIP Credit Facility.

   On April 17, 2002 the Company received interim Bankruptcy Court approval of a $250,000 DIP Credit Facility and final Bankruptcy Court approval for such facility on May 10, 2002. The DIP Credit Facility was arranged by Citicorp N.A., and Salomon Smith Barney is being used to supplement cash flows from operations during the reorganization process including the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

   Upon closing, approximately $129,000 of the DIP Credit Facility was drawn down, approximately $117,000 being used to terminate and repurchase uncollected securitized accounts receivable under the Company's then existing U.S. receivables sale facility, and the balance for financing costs and related fees.

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

   The revolving credit tranche of the facility provides for borrowings up to $121,000, of which up to $65,000 is available to Exide Technologies for on-lending to its foreign subsidiaries, subject to borrowing base availability. An additional $50,000 sub-facility is also available to the foreign subsidiaries based on certain collateral asset values in the United Kingdom, Canada and Australia. To the extent funds are borrowed under the DIP Credit Facility and on lent to foreign subsidiaries, additional liens on certain assets of the borrowing foreign subsidiary and related guarantees are required. Up to $40,000 of the revolving credit tranche is available for letters of credit.

   Borrowings under the DIP Credit Facility bear interest at base rate plus 2.75% per annum or LIBOR plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP financing. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain specified levels of monthly earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur indebtedness, create or incur liens or guarantees, make investments or restricted payments, enter into leases, sell or dispose of assets, change the nature of its business or enter into related party transactions. The Company believes it was in compliance with DIP Credit Facility Covenants as of June 30, 2002. The Company has presented to its banks an operating plan which assumes that the Company will maintain compliance with its covenants in fiscal 2003. Currently the Company expects to maintain adequate financial resources during fiscal 2003 (considering both funds available under the DIP Credit facility and cash flows generated from operations) while pursuing its strategic options and development of a plan of reorganization. However, no assurance can be given that the Company will maintain compliance with its covenants or have adequate financial resources available during fiscal 2003. Failure to maintain compliance with these covenants would result in an event of default, which absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company's availability to funds necessary to maintain its operations and assist in funding of our reorganization plans. The Company has obtained waivers under the DIP Credit Facility and Standstill and Subordination Agreement for late delivery of its audited consolidated financial statements for the fiscal year ended March 31, 2002.

   The DIP Credit Facility matures on the earlier of February 15, 2004, 30 days before the pre-petition Revolving Credit and Tranche A Senior Secured Credit Facility matures or the date the Company emerges from bankruptcy.

   As of June 30, 2002 total availability under the DIP Credit Facility was approximately $50,900.

   As described above, in connection with its Bankruptcy filing, the Company also entered into a "Standstill and Subordination Agreement" with its $900,000 pre-petition Senior Secured Credit Facility lenders. Under the agreement the lenders agreed to forebear collection of any principal payments on foreign borrowings under this facility by non-debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events. Borrowings under the pre-petition Senior Secured Credit Facility by debtors are subject to compromise.

   Interest obligations for the non-debtor subsidiaries, will continue to be accrued and paid when due. The Standstill and Subordination Agreement contains essentially the same financial covenants as the DIP Credit Facility.

   On May 31, 2002 the Company entered into a new $177,500 European accounts receivable securitization facility. This facility replaced the Company's existing $175,000 European securitization program. The new facility is accounted for as a secured borrowing in accordance with the requirements of FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" whereby the accounts receivable and related borrowings are recorded on the Company's unaudited condensed consolidated balance sheet.

  Sources of Cash

   Cash flows provided by financing activities were $263,265 and $86,348 in the first quarter of fiscal 2003 and fiscal 2002, respectively. The cash flows provided by financing activities in the first quarter of fiscal 2003 relate primarily to net borrowings under the DIP Credit Facility and refinancing of the European accounts receivable securitization program. The cash flows provided by financing activities in the first quarter of fiscal 2002 related primarily to net borrowings under the Global Credit Facilities Agreement.

   Prior to the Company's Chapter 11 filing and since that time the Company has experienced a tightening of trade credit availability and terms. In the future there can be no assurance that the Company will be able to obtain and return to trade credit on terms traditionally obtained.

   The Company generated $407 and $3,500 in cash from the sale of non-core businesses and other assets in fiscal 2003 and fiscal 2002, respectively. Proceeds from these sales were primarily used to reduce debt.

   Total debt at June 30, 2002 (including amounts subject to compromise) was $1,729,781. See Note 12 to the unaudited condensed consolidated financial statements for composition of such debt. Indebtedness of the Debtors as of the Petition Date, amounting to approximately $1,055,393, is subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

   Going forward, in addition to operating cash flows, the Company's principal sources of liquidity will be the DIP Credit Facility, plus proceeds from any asset sales. The Company is considering various asset sales, and in connection therewith has engaged The Blackstone Group to evaluate potential opportunities. No commitments have been made as to any specific asset sales.

  Uses of Cash

   Cash flows used by operating activities were $235,565 (net of $261,723 related to the net change from sales of receivables) in the first quarter of fiscal 2003. This compares to cash flows used by operating activities of $46,183 (of which $1,123 related to the net change from sales of receivables) in the same period of fiscal 2002. Excluding the affect of accounts receivable securitization activity, comparative cash flows benefited from higher prior year payments of accounts payable and accrued expenses in the first quarter of fiscal 2002, offset by the affect of lower general sales volume levels. The uncertainties of the Chapter 11 filing could also have a negative impact on the Company's ability to attract and retain customers. NAPA recently advised the Company of its intent to source a component of its requirements from competitors. The Company currently estimates that this action could result in potential lost volume of 800,000 units annually.

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

   Capital expenditures were $8,223 and $27,482 in the first quarter of fiscal 2003 and fiscal 2002, respectively. Capital expenditures during the first quarter of fiscal 2003 were impacted by the timing of the Chapter 11 filing and related liquidity availability.

   The Company has noncontributory defined benefit pension plans covering substantially all hourly employees in North America. Cash contributions to these plans are made in accordance with the minimum requirements of ERISA. Because of the recent down-turn in equity markets, among other factors, these plans are currently significantly under-funded. Based upon current assumptions and regulatory requirements, the Company's minimum future cash contribution requirements are expected to increase significantly in fiscal years 2004 through 2007.

Financial Instruments and Market Risk

   The Company on occasion has used financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate currency and certain lead purchasing requirements. The swap, forward, and option contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes nor is it a party to any leveraged instruments.

   On October 18, 2000, we entered into a $60,000 two year interest rate swap agreement for which we paid a quarterly fixed rate of 6.55% and received a three-month LIBOR rate. This swap hedged a portion of the variable interest exposure on our $900,000 Global Credit Facilities Agreement Tranche B Term Loans. The swap was terminated in connection with the bankruptcy and the cost of settlement reflected as a reorganization item and Liability Subject to Compromise in the unaudited condensed consolidated financial statements.

   The Company's ability to utilize financial instruments has been significantly restricted because of the Chapter 11 cases and the resultant tightening, and or elimination of credit availability with counter-parties. Accordingly, the Company is now exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.

Related and Certain Other Parties

   The services of Lisa J. Donahue, Chief Financial Officer and Chief Restructuring Officer, are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and JA&A Services LLC. Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue's and other temporary employees' services, and Ms. Donahue, a principal in JA&A Services LLC, is compensated independently by JA&A Services LLC. JA&A Services LLC is an affiliate of Alix Partners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in Jay Alix & Associates. Fees incurred by the Company during the first quarter of fiscal 2003 under the Services Agreement were $3,122.

Other Matters

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

   Changes to the quantitative and qualitative market risks as of June 30, 2002 are described in Management's Discussion and Analysis--Liquidity and Capital Resources. Also, see our Form 10-K for the fiscal year ended March 31, 2002 for further information.

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

   Former Senior Executives of the Company: Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier.

   Exide established a $13,400 reserve in fiscal 2000 to cover litigation related to allegations that used batteries were sold as new. The Company has resolved these claims, including the third quarter fiscal 2002 settlement of the sole remaining "legacy" action, Houlihan v. Exide. As a result of the Houlihan settlement, the Company recorded an additional expense in the third quarter of fiscal 2002 of $1,400 for reimbursement of legal fees. At June 30, 2002, there is approximately a $2,500 reserve remaining, representing the Company's estimate of its remaining obligations under the Houlihan and other "legacy" settlements.

   On March 23, 2001, Exide reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of certain former senior executives of the Company. Under the terms of that settlement Exide agreed to pay a fine of $27,500 over five years, to five-years' probation and to cooperate with the U.S. Attorney in her prosecution of Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company's compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against Exide if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31,000 for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1,000 in the third quarter of fiscal 2002. At June 30, 2002, approximately $27,500 of this reserve remains. As a result of the imposition of the automatic stay arising upon the Company's Chapter 11 filing, the Company has not made the first installment payment of its $27,500 fine. The Company is uncertain as to the effect of this non-payment and the Bankruptcy Code with respect to the plea agreement.

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

   The Company has filed a claim with its insurers for reimbursement of the amounts paid to the former executives, and believes it is entitled to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivable for such reimbursements at June 30, 2002.

  Hazardous Materials

   Exide is involved in several lawsuits pending in state and federal courts in South Carolina, Pennsylvania, Indiana, and Tennessee. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage.

   In January 2002, the counsel that brought the South Carolina actions filed additional claims in the Circuit Court for Greenville County, South Carolina. The Company's preliminary review of these claims suggest they are without merit, and the Company plans to vigorously defend itself in these matters. The Company does not believe any reserves are currently warranted for these claims.

  GNB Acquisition

   In July 2001, Pacific Dunlop Holdings (US), Inc. ("PDH") and several of its foreign affiliates (the "Sellers" under the various agreements through which Exide and its affiliates acquired GNB) filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment, and conversion against Exide and three of its foreign affiliates. The Sellers maintain they are entitled to approximately $16,400 in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants' motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and a counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. To the extent this action implicates Exide's interests, management plans to vigorously defend the action and pursue the counterclaim.

   In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3,100 for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security for workers compensation insurance policies allegedly provided by PDH for GNB's performance of certain of GNB's obligations to third parties that PDH claims Exide was obligated to replace. Exide's answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB's cash assets, the claims relating to this action are currently subject to the automatic bankruptcy stay.

  Other

   On June 6, 2002, McKinsey & Company International filed suit against Exide Holding Europe, S.A., Compagnie Europeene D'accumulateurs, S.A., Euro Exide Corporation Ltd., Exide Italia S.r.l, Deutsche Exide GmbH and Exide Transportation Holding Europe, S.L. in the U.S. District Court for the Southern District of New York, seeking to compel arbitration of McKinsey's request for payment of approximately $5,000 in consulting fees. The Company intends to defend the suit and denies liability thereunder.

   Exide is a defendant in an arbitration proceeding initiated in October of 2001, by Margulead Limited ("Margulead"). In June of 1997, GNB, now an operating division of Exide, entered into an agreement with Margulead to build a facility to test and develop certain lead acid battery recycling technology developed by Margulead. This agreement was terminated by Exide after the Margulead technology failed to meet initial performance criteria. Margulead now alleges breach of contract and has requested damages in the amount of approximately $2,600, which represents the projected cost of building a testing facility. Margulead has indicated that it may amend its claim to seek up to $9,000 in damages. Because Margulead is a foreign entity and the arbitration is pending in London, the arbitration is currently proceeding notwithstanding Exide's Chapter 11 proceedings. The Company intends to defend the claim and denies liability thereunder.

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

Item 2.  Changes in Securities and Use of Proceeds.

   None.

Item 3.  Defaults Upon Senior Securities.

   As a result of the Chapter 11 cases, certain of the Company's pre-petition debt arrangements are in default. See Note 2 (Proceedings Under Chapter 11 of the Bankruptcy Code) and Note 12 (Debt) to the Company's unaudited condensed consolidated financial statements.

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

       On August 1, 2002, the Company filed an interim report on Form 8-K stating that it expected to file its Annual Report on Form 10-K for the fiscal year ended March 31, 2002 by August 31, 2002.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EXIDE TECHNOLOGIES

                                              By:     /s/  LISA J. DONAHUE
                                                  -----------------------------
                                                  Lisa J. Donahue
                                                  Chief Financial Officer and
                                                  Chief Restructuring Officer
                                                  Date: August 19, 2002
                                                  Lisa J. Donahue

                                              EXIDE TECHNOLOGIES

                                              By:      /s/  IAN J. HARVIE
                                                  -----------------------------
                                                  Ian J. Harvie
                                                  Vice President, Corporate
                                                  Controller
                                                  Date: August 19, 2002
                                                  Ian J. Harvie