Form 10-Q
period 2002-09-30
EXIDE CORP
filed 2002-11-15
CIK 813781

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

    For the fiscal quarter ended September 30, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 1-11263

                               -----------------

                              EXIDE TECHNOLOGIES
            (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                              23-0552730
          (State or other jurisdiction of               (I.R.S. Employer)
          Incorporation or organization)             Identification Number)

          210 Carnegie Center, Suite 500
               Princeton, New Jersey                          08540
     (Address of principal executive offices)              (Zip Code)

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

   As of November 12, 2002, 27,383,084 shares of common stock were outstanding.

================================================================================

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                          PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)................................   3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
           AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001   3

         CONDENSED CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2002 AND
           MARCH 31, 2002................................................   4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
           MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001........   5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............   6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................  24

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.....  33

 ITEM 4. CONTROLS AND PROCEDURES.........................................  33

                           PART II.  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS...............................................  36

 ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................  38

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................  38

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  38

 ITEM 5. OTHER INFORMATION...............................................  38

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................  38

 SIGNATURES..............................................................  39

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per-share data)

                                                    For the Three Months Ended   For the Six Months Ended
                                                    --------------------------  --------------------------
                                                    September 30, September 30, September 30, September 30,
                                                        2002          2001          2002          2001
                                                    ------------- ------------- ------------- -------------
NET SALES..........................................   $579,363      $624,245     $1,134,352    $1,255,482
COST OF SALES......................................    451,406       495,255        896,065       987,631
                                                      --------      --------     ----------    ----------
       Gross profit................................    127,957       128,990        238,287       267,851
                                                      --------      --------     ----------    ----------
OPERATING EXPENSES:
   Selling, marketing and advertising..............     63,828        65,823        125,880       139,783
   General and administrative......................     47,252        36,890         92,345        77,626
   Restructuring and other (Note 11)...............      3,997        11,058         10,285        11,058
   Purchased research and development..............         --        (8,185)            --        (8,185)
   Goodwill impairment charge (Note 7).............         --            --         37,000            --
   Other (income) expense, net.....................     (1,690)       17,126         (6,893)       18,609
                                                      --------      --------     ----------    ----------
                                                       113,387       122,712        258,617       238,891
                                                      --------      --------     ----------    ----------
       Operating income (loss).....................     14,570         6,278        (20,330)       28,960
                                                      --------      --------     ----------    ----------
INTEREST EXPENSE, net (Note 13)....................     24,343        33,570         51,958        67,192
REORGANIZATION ITEMS, net (Note 5).................      8,020            --         20,118            --
                                                      --------      --------     ----------    ----------
   Loss before income taxes, minority interest and
     cumulative effect of change in accounting
     principle.....................................    (17,793)      (27,292)       (92,406)      (38,232)
INCOME TAX PROVISION...............................      3,934         4,777          5,982           729
                                                      --------      --------     ----------    ----------
   Loss before minority interest and cumulative
     effect of change in accounting principle......    (21,727)      (32,069)       (98,388)      (38,961)
MINORITY INTEREST..................................        (88)          451           (109)          282
                                                      --------      --------     ----------    ----------
   Net loss before cumulative effect of change in
     accounting principle..........................    (21,639)      (32,520)       (98,279)      (39,243)
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.............................         --            --             --          (496)
                                                      --------      --------     ----------    ----------
       Net loss....................................   $(21,639)     $(32,520)    $  (98,279)   $  (39,739)
                                                      ========      ========     ==========    ==========
NET LOSS PER SHARE, BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE:
   Basic and Diluted...............................   $  (0.79)     $  (1.20)    $    (3.59)   $    (1.50)
                                                      ========      ========     ==========    ==========
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE PER SHARE...................   $     --      $     --     $       --    $    (0.02)
                                                      ========      ========     ==========    ==========
NET LOSS PER SHARE (Note 14):
   Basic and Diluted...............................   $  (0.79)     $  (1.20)    $    (3.59)   $    (1.52)
                                                      ========      ========     ==========    ==========
WEIGHTED AVERAGE SHARES:
   Basic and Diluted...............................     27,383        27,022         27,383        26,200
                                                      ========      ========     ==========    ==========


       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Unaudited, in thousands, except per-share data)

                                                                                                September 30,  March 31,
                                                                                                    2002         2002
                                                                                                ------------- ----------
                                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents..................................................................  $   50,078   $   31,703
    Receivables, net of allowance for doubtful accounts of $62,040 and $53,203, respectively
     (Note 12).................................................................................     584,516      304,797
    Inventories (Note 8).......................................................................     422,133      404,667
    Prepaid expenses and other.................................................................      48,275       19,302
    Deferred income taxes......................................................................      27,619       28,900
                                                                                                 ----------   ----------
       Total current assets....................................................................   1,132,621      789,369
                                                                                                 ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, Net.............................................................     528,327      530,220
                                                                                                 ----------   ----------
OTHER ASSETS:
    Goodwill, net (Note 7).....................................................................     426,278      416,926
    Other intangibles, net (Note 7)............................................................      48,120       48,680
    Investments in affiliates..................................................................       5,750        4,821
    Deferred financing costs, net..............................................................       6,555       12,610
    Deferred income taxes......................................................................      68,285       69,819
    Other......................................................................................      50,354       43,423
                                                                                                 ----------   ----------
                                                                                                    605,342      596,279
                                                                                                 ----------   ----------
       Total assets............................................................................  $2,266,290   $1,915,868
                                                                                                 ==========   ==========

                           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Short-term borrowings (Note 12)............................................................  $   11,177   $   10,999
    Current maturities of long-term debt (Note 12).............................................      38,349    1,075,925
    Accounts payable...........................................................................     199,104      290,378
    Accrued expenses...........................................................................     234,999      363,933
                                                                                                 ----------   ----------
       Total current liabilities...............................................................     483,629    1,741,235
LONG-TERM DEBT (Note 12).......................................................................     653,879      326,348
NONCURRENT RETIREMENT OBLIGATIONS..............................................................     126,369      176,675
OTHER NONCURRENT LIABILITIES...................................................................      32,454      209,336
LIABILITIES SUBJECT TO COMPROMISE (Note 6).....................................................   1,577,606           --
                                                                                                 ----------   ----------
       Total liabilities.......................................................................   2,873,937    2,453,594
                                                                                                 ----------   ----------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
MINORITY INTEREST..............................................................................      19,881       18,016
                                                                                                 ----------   ----------

STOCKHOLDERS' DEFICIT
    Common stock, $.01 par value 100,000 shares authorized; 27,383 shares issued and
     outstanding...............................................................................         274          274
    Additional paid-in capital.................................................................     570,589      570,589
    Accumulated deficit........................................................................    (889,398)    (791,119)
    Notes receivable--stock award plan.........................................................        (665)        (665)
    Accumulated other comprehensive loss (Note 4)..............................................    (308,328)    (334,821)
                                                                                                 ----------   ----------
       Total stockholders' deficit.............................................................    (627,528)    (555,742)
                                                                                                 ----------   ----------
       Total liabilities and stockholders' deficit.............................................  $2,266,290   $1,915,868
                                                                                                 ==========   ==========

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                     For the Six Months Ended
                                                                                    --------------------------
                                                                                    September 30, September 30,
                                                                                        2002          2001
                                                                                    ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................................   $ (98,279)    $ (39,739)
    Adjustments to reconcile net loss to net cash used in operating activities--
       Depreciation and amortization...............................................      44,759        51,107
       Net loss (gain) on asset sales..............................................          82        (1,391)
       Deferred income taxes.......................................................         736         9,070
       Amortization of original issue discount on notes............................         428         5,742
       Provision for doubtful accounts.............................................       3,224         4,304
       Non-cash provision for restructuring........................................       3,013            --
       Goodwill impairment charge..................................................      37,000            --
       Minority interest...........................................................        (109)          269
       Amortization of deferred financing costs....................................       8,178         5,278
       Purchased research and development..........................................          --        (8,185)
       Debt-to-equity conversion - non-cash charge.................................          --        13,873
       Net change from. sales of receivables
          European securitization..................................................    (124,793)           --
          U.S. securitization......................................................    (117,455)           --
          Other, net...............................................................     (19,475)       (6,406)
    Changes in assets and liabilities, excluding effects of acquisitions and divestitures...............................................................
    Receivables....................................................................         243        51,590
    Inventories....................................................................       7,379         9,342
    Prepaid expenses and other.....................................................     (13,902)          137
    Accounts payable...............................................................     (12,631)      (32,583)
    Accrued expenses...............................................................      40,563       (62,198)
    Noncurrent liabilities.........................................................     (12,654)       (8,872)
    Other, net.....................................................................      (7,976)          693
                                                                                      ---------     ---------
             Net cash used in operating activities.................................    (261,669)       (7,969)
                                                                                      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    GNB acquisition................................................................          --          (965)
    Capital expenditures...........................................................     (16,616)      (43,570)
    Proceeds from sales of assets..................................................       1,096         4,833
                                                                                      ---------     ---------
             Net cash used in investing activities.................................     (15,520)      (39,702)
                                                                                      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term borrowings, net..............................        (286)        8,782
    Borrowings under Senior Secured Credit Facilities Agreement....................       6,191       437,648
    Repayments under Senior Secured Credit Facilities Agreement....................      (2,727)     (395,908)
    Borrowings under DIP Credit Facility...........................................     466,666            --
    Repayments under DIP Credit Facility...........................................    (271,533)
    European asset securitization..................................................     119,346            --
    Decrease in other debt.........................................................      (5,957)       (5,053)
    Financing costs and other......................................................     (20,772)       (4,119)
    Dividends paid.................................................................          --        (1,051)
                                                                                      ---------     ---------
             Net cash provided by financing activities.............................     290,928        40,299
                                                                                      ---------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS.......................       4,636           671
                                                                                      ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................      18,375        (6,701)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................      31,703        23,072
                                                                                      ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................   $  50,078     $  16,371
                                                                                      =========     =========

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2002
                 (Dollars in thousands, except per-share data)
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

   The unaudited condensed consolidated financial statements include the accounts of Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as "Exide" or the "Company") and all of its majority-owned subsidiaries. The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 for further information. The financial information contained herein is unaudited.

   The financial information has been prepared in accordance with the Company's customary accounting practices. In the opinion of management, the accompanying consolidated financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the periods presented.

   The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2002 and for the three and six months then ended have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (see Note 2). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited condensed consolidated balance sheets and classified as Liabilities Subject To Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims. Revenues, expenses, realized gains and losses, and provision for losses resulting from the reorganization are reported separately as Reorganization items, net, in the unaudited condensed consolidated statements of operations. However, because the Chapter 11 filing occurred subsequent to March 31, 2002, the accompanying fiscal 2002 unaudited condensed consolidated financial statements have not been prepared in accordance with SOP 90-7, and may lack comparability to that extent. These interim unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.

   The ability of the Company to continue as a going concern is predicated, among other things, on the confirmation of a reorganization plan, compliance with the provisions of the debtor-in-possession financing facility ("DIP Credit Facility"), the ability of the Company to generate the required cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy future obligations. As a result of the Chapter 11 filing and consideration of various strategic alternatives, including possible asset sales, the Company expects that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements.

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

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Certain reclassifications of prior period financial statements have been made to conform to the current interim period presentation but not to conform with SOP 90-7.

(2)  PROCEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

   On April 15, 2002 ("Petition Date"), Exide and three of its wholly-owned, U.S. subsidiaries (RBD Liquidation, LLC, Exide Delaware, LLC and Exide Illinois, Inc.; together with Exide collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under case numbers 02-11125 through 02-11128 (jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125KJC).

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

   As debtors in possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company's operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the Chapter 11 filing, the Company entered into a "Standstill and Subordination Agreement" with its pre-petition Senior Secured Global Credit Facility Lenders, whereby those lenders have agreed to forbear collection of principal payments on foreign borrowings under this facility from non-debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events.

   On May 10, 2002, the Company received final Bankruptcy Court approval for its $250,000 DIP Credit Facility. The DIP Credit Facility is being used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and for other general corporate purposes.

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

   Under the Bankruptcy Code, the Debtors may also assume or reject executory contracts, including lease obligations, subject to the approval of the Bankruptcy Court and certain other conditions. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Due to

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
the timing of the Chapter 11 proceedings, the Company cannot currently estimate or anticipate what impact the rejection and subsequent claims of executory contracts may have on the reorganization process.

   On June 14, 2002, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. The Company expects to file amended schedules and statements of financial affairs by November 30, 2002. The Bankruptcy Code provides for a claims reconciliation and resolution process, although a bar date for filing claims has not yet been established. As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

   The United States Trustee has appointed an unsecured creditors committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The Bankruptcy Court determined that the United States Trustee should appoint an official committee of equity holders, which it has done. The U.S. District Court for the District of Delaware subsequently issued an order directing the U.S. Trustee not to make such appointment during the pendancy of Exide's appeal of the Bankruptcy Court's determination.

   At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on our business, various creditors and security holders, or when it may be possible for the Company to emerge from Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company's common stock would likely be substantially, if not completely, diluted or cancelled as a result of the conversion of debt to equity or any other compromise of interests. Further, it is also likely that the Company's 10% senior notes and convertible senior subordinated notes will suffer substantial impairment.

   The ultimate recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, Exide urges appropriate caution be exercised with respect to existing and future investments in any of these securities.

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

             DEBTORS' CONDENSED COMBINED STATEMENTS OF OPERATIONS
                           (Unaudited, in thousands)

                                                                 For the Period
                                                                      From
                                                   For the Three April 15, 2002
                                                   Months Ended     Through
                                                   September 30, September 30,
                                                       2002           2002
                                                   ------------- --------------
NET SALES.........................................   $255,606       $471,454
COST OF SALES.....................................    203,258        378,077
                                                     --------       --------
       Gross profit...............................     52,348         93,377
                                                     --------       --------
OPERATING EXPENSES:
   Selling, marketing and advertising.............     25,985         48,055
   General and administrative.....................     19,920         37,460
   Restructuring and other........................      2,266          6,878
   Other income, net..............................       (644)        (1,322)
                                                     --------       --------
       Operating income...........................      4,821          2,306
                                                     --------       --------
INTEREST EXPENSE, net.............................     14,046         26,843
REORGANIZATION ITEMS, net (Note 5)................      7,907         18,466
                                                     --------       --------
   Loss before income taxes.......................    (17,132)       (43,003)
INCOME TAX PROVISION..............................         --             --
                                                     --------       --------
NET LOSS..........................................   $(17,132)      $(43,003)
                                                     ========       ========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                  DEBTORS' CONDENSED COMBINED BALANCE SHEETS
                           (Unaudited, in thousands)

                                                        September 30,  June 30,
                                                            2002         2002
                                                        ------------- ----------
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...........................  $    3,820   $    4,315
   Receivables, net....................................     158,806      149,937
   Intercompany receivables............................      56,186       41,706
   Inventories.........................................     163,351      176,955
   Prepaid expenses and other..........................      25,402       24,464
                                                         ----------   ----------
       Total current assets............................     407,565      397,377
                                                         ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, net.....................     258,371      265,149
                                                         ----------   ----------

OTHER ASSETS:
   Goodwill and other intangibles, net.................      40,965       40,965
   Investments in affiliates...........................       2,381        2,324
   Deferred financing costs, net.......................       6,332        9,558
   Intercompany notes receivable.......................     229,467      225,548
   Other...............................................       7,843        7,595
                                                         ----------   ----------
                                                            286,988      285,990
                                                         ----------   ----------
       Total assets....................................  $  952,924   $  948,516
                                                         ==========   ==========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable....................................  $   39,074   $   59,589
   Accrued interest payable............................      12,449       13,128
   Accrued expenses, other.............................      43,128       21,380
                                                         ----------   ----------
       Total current liabilities.......................      94,651       94,097
LONG-TERM DEBT (DIP Facility)..........................     195,133      157,492
NONCURRENT RETIREMENT OBLIGATIONS......................       5,371        2,204

LIABILITIES SUBJECT TO COMPROMISE......................   1,577,606    1,597,428
                                                         ----------   ----------
       Total liabilities...............................   1,872,761    1,851,221
STOCKHOLDERS' DEFICIT
       Total stockholders' deficit.....................    (919,837)    (902,705)
                                                         ----------   ----------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.....  $  952,924   $  948,516
                                                         ==========   ==========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

             DEBTORS' CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                      For the Period From
                                                        For the Three   April 15, 2002
                                                        Months Ended        Through
                                                        September 30,    September 30,
                                                            2002             2002
                                                        ------------- -------------------
CASH RECEIPTS:
   Third party receipts................................   $ 253,495        $ 487,468
   Borrowings under DIP Credit Facility................     211,598          466,666
   Intercompany loan repayments by non-Debtor entities.      16,085           16,085
                                                          ---------        ---------
       Total cash receipts.............................     481,178          970,219
CASH DISBURSEMENTS:
   Supplier payments...................................     (89,799)        (160,919)
   Repurchase of securitized accounts receivable.......          --         (117,455)
   Financing costs, fees and interest..................     (10,694)         (28,119)
   Capital expenditures................................      (5,117)          (8,448)
   Freight and logistics...............................     (28,913)         (45,622)
   Leasing and rental costs............................     (10,805)         (17,443)
   Payroll and benefits................................     (67,438)        (121,597)
   Professional / consulting fees......................      (4,562)          (9,226)
   Taxes...............................................      (5,822)         (11,613)
   Utilities...........................................     (13,417)         (20,858)
   Other disbursements.................................     (47,149)         (79,281)
   Intercompany loans to non-Debtor entities...........     (24,000)         (79,000)
   Repayments under DIP Credit Facility................    (173,957)        (271,533)
                                                          ---------        ---------
       Total cash disbursements........................    (481,673)        (971,114)
                                                          ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............        (495)            (895)
CASH AT BEGINNING OF PERIOD............................       4,315            4,715
                                                          ---------        ---------
CASH AT END OF PERIOD..................................   $   3,820        $   3,820
                                                          =========        =========

   The unaudited condensed consolidated statements of operations also include Reorganization items, net (consisting primarily of professional fees) for the period prior to the Petition Date from April 1 to April 14, 2002 and professional fees incurred by non-Debtor subsidiaries.

(4)  COMPREHENSIVE LOSS

   Total comprehensive loss and its components are as follows:

                                                 For the Three Months Ended   For the Six Months Ended
                                                 --------------------------  --------------------------
                                                 September 30, September 30, September 30, September 30,
                                                     2002          2001          2002          2001
                                                 ------------- ------------- ------------- -------------
Net loss........................................   $(21,639)     $(32,520)     $(98,279)     $(39,739)
Cumulative effect of change in accounting
  principle.....................................         --            --            --           541
Reclassification to earnings of cash flow hedges         --            --         2,083            --
Change in fair value of cash flow hedges........         --          (196)           --        (4,281)
Change in cumulative translation adjustment.....     (1,605)        9,764        24,410        (1,541)
                                                   --------      --------      --------      --------
   Total comprehensive loss.....................   $(23,244)     $(22,952)     $(71,786)     $(45,020)
                                                   ========      ========      ========      ========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

(5)  REORGANIZATION ITEMS

   Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the unaudited condensed consolidated statements of operations. For the three and six months ended September 30, 2002, the following have been incurred:

                                          For the Three  For the Six
                                          Months Ended  Months Ended
                                          September 30, September 30,
                                              2002          2002
                                          ------------- -------------
           Professional fees.............    $8,140        $18,310
           Employee costs................       375            750
           Interest income...............      (495)        (1,025)
           Other.........................        --          2,083
                                             ------        -------
              Total reorganization items.    $8,020        $20,118
                                             ======        =======

   Net cash paid for reorganization items during the three and six months ended September 30, 2002 was $4,487 and $9,123, respectively.

   The following paragraphs provide additional information relating to the above reorganization items for the three and six months ended September 30, 2002:

  Professional fees

   In the three and six months ended September 30, 2002, the Company recorded $8,140 and $18,310, respectively for professional fees. Professional fees include financial, legal and valuation services directly associated with the reorganization process.

  Employee costs

   The Company has implemented a retention plan that has received final Bankruptcy Court approval which provides for cash incentives to key members of our management team. The retention plan is a milestone-based plan expected to encourage employees to continue their employment through the reorganization process. During the three and six months ended September 30, 2002, the Company recognized charges of $375 and $750, respectively related to this program. No payments were made during the six months ended September 30, 2002.

  Interest income

   Interest income represents interest income earned by the Debtors as a result of assumed excess cash balances due to the Chapter 11 filing.

  Other

   Other represents contractual claims arising from termination of pre-petition financial instruments.

(6)  LIABILITIES SUBJECT TO COMPROMISE

   Under U.S. bankruptcy law, actions by creditors to collect indebtedness the Company owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

Debtors. The Company has received approval from the Bankruptcy Court to pay certain pre-petition liabilities including certain employee salaries, wages and benefits and other obligations. All pre-petition liabilities of the Debtors have been classified as liabilities subject to compromise in the unaudited condensed consolidated balance sheets. Adjustments to these amounts may result from negotiations, payments authorized by the Bankruptcy Court, rejection of executory contracts including leases or other events. Amounts that we have recorded may ultimately be different than amounts filed by our creditors under the Bankruptcy Court claims reconciliation and resolution process.

   The following table summarizes the components of the liabilities classified as Liabilities Subject To Compromise in the unaudited condensed consolidated balance sheet as of September 30, 2002:

                                                       September 30,
                                                           2002
                                                       -------------
           Accounts payable...........................  $   95,485
           Accrued interest payable...................      19,403
           Restructuring reserve......................      11,924
           Warranty reserve...........................      23,947
           Accrued expenses...........................     153,447
           Retirement obligations.....................      77,180
           Long-term debt.............................   1,053,629
           Other liabilities..........................     142,591
                                                        ----------
              Total liabilities subject to compromise.  $1,577,606
                                                        ==========

(7)  ACCOUNTING FOR GOODWILL AND INTANGIBLES

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. The Company intends to complete its annual impairment assessment in the third quarter to coincide with its annual budgeting process. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

   The Company adopted SFAS 141 and 142 effective April 1, 2001. Upon adoption of SFAS 142, the Company no longer amortizes goodwill.

   During the first quarter of fiscal 2003, the Company experienced deterioration in the performance of its European Network Power business. This deterioration was not known or forecasted as of March 31, 2002. In accordance with the provisions of SFAS 142, the goodwill associated with the Network Power business was reviewed for impairment due to the fact that circumstances indicated the carrying value may not be recoverable. As a result, the Company recognized a goodwill impairment charge in the first quarter of fiscal 2003 of $37,000. This amount is additional to the $105,000 goodwill impairment recorded in the third quarter of fiscal 2002 within the Network Power segment. The impairment charge was determined based upon a comparison of the book carrying value of this reporting segment, including goodwill, against its fair value, estimated using a discounted cash flow model. After giving effect to the first quarter fiscal 2003 impairment charge, all goodwill of the Network Power segment has been written off.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Summarized goodwill activity for fiscal 2003 is as follows:

                                                  Six Months Ended
                                                   September 30,
                                                        2002
                                                  ----------------
              Goodwill, net at March 31, 2002....     $416,926
              Impairment charge..................      (37,000)
              Currency translation...............       46,352
                                                      --------
              Goodwill, net at September 30, 2002     $426,278
                                                      ========

   Subsequent to the first quarter fiscal 2003 impairment charge mentioned above, the amounts of Goodwill, net at September 30, 2002 allocated to the Company's Transportation and Motive Power segments were approximately $248,000 and $178,000, respectively. If the assumptions used in determining the fair value of reporting units change or there is significant erosion of business results, such changes could result in additional impairment charges in future periods.

(8)  INVENTORIES

   Inventories, valued by the first-in, first-out ("FIFO") method, consist of:

                                    September 30, March 31,
                                        2002        2002
                                    ------------- ---------
                    Raw materials..   $ 97,422    $ 81,089
                    Work-in-process     79,315      79,416
                    Finished goods.    245,396     244,162
                                      --------    --------
                                      $422,133    $404,667
                                      ========    ========

   In connection with the inventory management component of the Company's restructuring and reorganization programs, during fiscal 2002, the Company recorded a charge to write-down excess inventories by approximately $10,000. The charge was determined after an assessment of the Company's five-year business plan and updated demand forecasts, the continued weakening of the Company's business segments, particularly the telecommunications market, and the Company's ongoing stock keeping unit (SKU) rationalization.

(9)  ENVIRONMENTAL MATTERS

   The Company, particularly as a result of its manufacturing, distribution and recycling operations, is subject to numerous environmental laws and regulations and is exposed to liabilities and compliance costs arising from its past and current handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company's operations are also subject to occupational safety and health laws and regulations, particularly relating to monitoring of employee health. The Company devotes certain of its resources to attaining and maintaining compliance with environmental and occupational health and safety laws and regulations and does not currently believe environmental, health or safety compliance issues will have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that it is in substantial compliance with all material environmental, health and safety requirements.

  North America

   The Company has been advised by the U.S. Environmental Protection Agency or state agencies that it is a "Potentially Responsible Party" ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state laws at 91 federally defined Superfund or state equivalent sites. At 61 of these sites, the Company has either paid or is in the process of paying its share of the liability. In most

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
instances, the Company's obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all PRPs that have been identified and are financially viable. The Company's share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company's estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

   The Company currently has greater than 50% liability at three Superfund sites. Other than these sites, the Company's allocation exceeds 5% at seven sites for which the Company's share of liability has not been paid as of September 30, 2002. The current allocation at these seven sites averages approximately 22%.

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

   The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of September 30, 2002 and March 31, 2002 the amount of such reserves on the Company's unaudited condensed consolidated balance sheets was $76,156 and $70,543, respectively.

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

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   In the U.S., the Company has advised each state and federal authority with whom we have negotiated plans for environmental investigations or remediation of the Company's Chapter 11 filing as required by those agreements or applicable rules. In some cases these authorities may require the Company to undertake certain agreed remedial activities under a modified schedule, or may seek to negotiate or require modified remedial activities. Such requests have been received at several sites and are the subject of ongoing discussions. At this time no requests or directives have been received which, individually or in the aggregate, would materially alter the Company's reserves or have a material adverse effect on the Company's business, financial condition or results of operations.

(10)  COMMITMENTS AND CONTINGENCIES

  Bankruptcy Considerations

   As of the Petition Date, substantially all pending litigation against the Debtors was stayed and, absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims against the Debtors. We cannot predict what action, if any, the Bankruptcy Court may take with respect to pending litigation. Litigation against the Company's non-Debtor foreign subsidiaries has not been stayed.

  Former Senior Executives of the Company: Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier.

   Exide established a $13,400 reserve in fiscal 2000 to cover litigation related to allegations that used batteries were sold as new. The Company has resolved these claims, including the third quarter fiscal 2002 settlement of the sole remaining "legacy" action, Houlihan v. Exide. As a result of the Houlihan settlement, the Company recorded an additional expense in the third quarter of fiscal 2002 of $1,400 for reimbursement of legal fees. At September 30, 2002, there is approximately a $2,500 reserve remaining, representing the Company's estimate of its remaining obligations under the Houlihan and other "legacy" settlements.

   On March 23, 2001, Exide reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of certain former senior executives of the Company. Under the terms of that settlement Exide agreed to pay a fine of $27,500 over five years, to five years probation and to cooperate with the U.S. Attorney in the prosecution of Arthur
M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company's compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against Exide if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31,000 for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1,000 in the third quarter of fiscal 2002. At September 30, 2002, approximately $27,500 of this reserve remains. As a result of the imposition of the automatic stay arising upon the Company's Chapter 11 filing, the Company has not made the first installment payment of its $27,500 fine. The Company is uncertain what effect this non-payment and the Bankruptcy Code may have with respect to the plea agreement.

   Exide is currently involved in litigation with the former senior executives named above. The former senior executives made claims to enforce separation agreements, reimbursement of legal fees, and other contracts, and Exide has filed claims and counterclaims asserting fraud, breach of fiduciary duties, misappropriation of corporate assets and civil conspiracy. In addition, Exide has filed an action in the Bankruptcy Court against the former senior executives to recover certain payments of legal fees Exide was required to advance to such individuals prior to the Petition Date.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and intends to seek reimbursement for those amounts. However, the Company has not recognized any receivable for such reimbursements as of September 30, 2002.

  Hazardous Materials

   Exide is involved in several lawsuits pending in state and federal courts in South Carolina, Pennsylvania, Indiana, and Tennessee. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. In January 2002, the counsel that brought the South Carolina actions filed additional claims in the Circuit Court for Greenville County, South Carolina. The Company's preliminary review of these claims suggest they are without merit, and the Company plans to vigorously defend itself in these matters. The Company does not believe any reserves are currently warranted for any of these claims.

  GNB Acquisition

   In July 2001, Pacific Dunlop Holdings (US), Inc. ("PDH") and several of its foreign affiliates (the "Sellers") under the various agreements through which Exide acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment, and conversion against Exide and three of its foreign affiliates. The Sellers maintain they are entitled to approximately $17,000 in cash assets acquired by the defendants through their acquisition of GNB. In December, 2001, the Court denied the defendants' motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and, in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. To the extent this action implicates Exide's interests, management plans to vigorously defend the action and pursue the counterclaim.

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

  Other

   On June 6, 2002, McKinsey & Company International filed suit against Exide Holding Europe, S.A., Compagnie Europeene D'accumulateurs, S.A., Euro Exide Corporation Ltd., Exide Italia S.r.l, Deutsche Exide GmbH and Exide Transportation Holding Europe, S.L. in the U.S. District Court for the Southern District of New York, seeking to compel arbitration of McKinsey's request for payment of approximately $5,000 in consulting fees. The Company intends to vigorously defend the suit. The Company has recorded a liability related to this matter which is classified as a liability subject to compromise in the unaudited condensed consolidated balance sheet at September 30, 2002. McKinsey also has initiated arbitration to resolve the dispute, and the arbitration is

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
proceeding over respondents' objection before the American Arbitration Association's International Centre for Dispute Resolution. The arbitration is expected to conclude during 2003.

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

   The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations, although quarterly or annual operating results may be materially affected.

(11)   RESTRUCTURING

   The Company previously implemented certain restructuring activities as part of an overall program to reduce costs, eliminate excess capacity and improve cash flows, including activities in connection with the September 2000 acquisition of GNB.

   In addition, during the first and second quarters of fiscal 2003 the Company recognized restructuring charges of $6,288 and $3,997, representing $3,339 and $3,933 for severance and related costs and $2,949 and $64 for a non-cash charges related to the write-down of machinery and equipment. The charges for the first quarter of fiscal 2003 related to the downsizing of a North American Network Power facility and the closure of a Transport facility in Cwmbran, Wales. Approximately 300 positions, principally plant employees, have been eliminated in connection with the first quarter fiscal 2003 plans. Further severance charges are expected to be recognized in future periods in connection with the Cwmbran, Wales facility closure as additional positions are eliminated. The charges for the second quarter of fiscal 2003 principally resulted from corporate severance and the closure of a North American Transportation facility. Approximately 120 positions have been eliminated in connection with the second quarter fiscal 2003 plans.

   Summarized restructuring reserve activity for these programs are as follows:

                              Severance Costs Write-Offs Closure Costs   Total
                              --------------- ---------- ------------- --------
Balance at March 31, 2002....     $16,500      $    --      $15,300    $ 31,800
Charges, fiscal 2003.........       6,119        3,013        1,153      10,285
Payments and charge-offs.....      (8,441)      (3,013)      (2,635)    (14,089)
Currency changes.............       1,302           --          869       2,171
                                  -------      -------      -------    --------
Balance at September 30, 2002     $15,480      $    --      $14,687    $ 30,167
                                  =======      =======      =======    ========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

(12)   DEBT

   At September 30, 2002, short-term borrowings of $11,177 consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's non-U.S.subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent.

   Total long-term debt at September 30, 2002 comprises the following:

                                                                                                   September 30,
                                                                                                       2002
                                                                                                   -------------
Debt Not Subject To Compromise:
   DIP Credit Facility--Borrowings at LIBOR plus 3.75%............................................  $  195,133
   Senior Secured Global Credit Facilities Agreement (Europe)--Borrowings primarily at
     LIBOR plus 4.75% to 5.25%....................................................................     261,866
   9.125% Senior Notes (Deutsche mark denominated, due April 15, 2004)............................      88,232
   European Accounts Receivable Securitization....................................................     126,199
   Other, including capital lease obligations and other loans at interest rates generally ranging
     from 0.0% to 11.0% due in installments through 2015(1).......................................      20,798
                                                                                                    ----------
       Total debt not subject to compromise.......................................................     692,228
   Less--current maturities (included in total debt not subject to compromise above)..............      38,349
                                                                                                    ----------
                                                                                                    $  653,879
                                                                                                    ==========
Debt Subject To Compromise:
   Senior Secured Global Credit Facilities Agreement (U.S.)--Borrowings primarily at LIBOR plus 4.75% to 5.25%..........................................................................  $  431,121
   10% Senior Notes, due April 15, 2005...........................................................     300,000
   Convertible Senior Subordinated Notes, due December 15, 2005...................................     321,132
   Other..........................................................................................       1,376
                                                                                                    ----------
       Total debt subject to compromise...........................................................  $1,053,629
                                                                                                    ==========

--------
(1) Includes various operating lines of credit and working capital facilities maintained by certain of the Company's non-U.S. subsidiaries.

   Total debt at September 30, 2002 and March 31, 2002 was $1,757,034 (including amounts subject to compromise) and $1,413,272, respectively.

   On April 15, 2002, the Company and three of its wholly-owned U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the filing, the Company also entered into a "Standstill and Subordination Agreement" with its pre-petition Senior Secured Global Credit Facility lenders, whereby the lenders have agreed to forbear collections of principal payments on foreign borrowings under this facility from non-Debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events. Borrowings under the Senior Secured Global Credit Facility by Debtors within the Chapter 11 case are subject to compromise. Interest obligations for the non-Debtor subsidiaries will continue to be accrued and paid when due. The Standstill and Subordination Agreement contains essentially the same financial covenants as the DIP Credit Facility. See Note 2 for further discussion of the Company's bankruptcy considerations and reorganization plans.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   On April 17, 2002, the Company received interim Bankruptcy Court approval of a $250,000 DIP Credit Facility and final Bankruptcy Court approval for such facility on May 10, 2002. The DIP Credit Facility is being used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

   On April 17, 2002, approximately $129,000 of the DIP Credit Facility was drawn down, $117,000 being used to terminate and repurchase uncollected securitized accounts receivable under the Company's then existing U.S. receivables sale facility and the balance for financing costs and related fees. The DIP Credit Facility is a secured revolving credit and term loan facility under which Exide Technologies is the borrower with certain U.S. and foreign subsidiaries acting as guarantors. The DIP Credit Facility is afforded super priority claim status in the Chapter 11 case and is collateralized by first liens on certain eligible U.S. assets of the Company, principally accounts receivable, inventory and property.

   The revolving credit tranche of the DIP Credit Facility provides for borrowing up to $121,000, of which up to $65,000 is available to Exide Technologies for on-lending to its foreign subsidiaries. An additional $50,000 sub-facility is also available to the foreign subsidiaries based on certain collateral asset values in the United Kingdom and Canada. To the extent funds are borrowed under the DIP and on-lent to foreign subsidiaries, additional liens on certain assets of the borrowing foreign subsidiary and related guarantees are required. Up to $40,000 of the revolving credit tranche is available for letters of credit. Total availability under the DIP Credit Facility as of September 30, 2002 and November 13, 2002 was approximately $30,800 and $41,400, respectively.

   Borrowings under the DIP Credit Facility bear interest at base rate plus 2.75% per annum or Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes accounts receivable, inventory and certain property. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain monthly specified levels of earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur indebtedness, create or incur liens or guarantees, enter into leases, sell or dispose of assets, change the nature of the Company's business or enter into related party transactions. The Company believes it was in compliance with the DIP Credit Facility covenants as of September 30, 2002. The Company has presented to its banks an operating plan which assumes that the Company will maintain compliance with its covenants through September 30, 2003. Currently, the Company expects to maintain adequate financial resources during the next twelve months (considering both funds available under the DIP Credit Facility and cash flows generated from operations) while pursuing its strategic options and development of a plan of reorganization. However, no assurance can be given that the Company will maintain compliance with its covenants or have adequate financial resources available during the next twelve months. Failure to maintain compliance with these covenants in the future would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company's availability to funds necessary to maintain its operations and assist in funding of its reorganization plans.

   The Company has obtained waivers and consents under the DIP Credit Facility and Standstill and Subordination Agreement primarily to (i) maintain until March 2003 cash balances outside the United States in excess of those otherwise permitted under the agreements, (ii) modify the terms for the payment of interest related to the conversion of certain Euro Currency Loans to Base Rate Loans under the pre-petition credit

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
facility, (iii) dilute below 50 percent the Company's interest in a non-material joint venture and (iv) provide relief for the Company to address certain non-material civil litigation commenced against a non-Debtor subsidiary.

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

(13)   INTEREST EXPENSE, NET

   Interest income of $434 and $1,013 is included in Interest expense, net in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2002 and September 30, 2001, respectively. Interest income of $814 and $1,449 is included in Interest expense, net for the six months ended September 30, 2002 and September 30, 2001, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing is recorded in Reorganization items, net in the unaudited condensed consolidated statements of operations, for the three and six months ended September 30, 2002. See Note 5.

   As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets in accordance with SOP 90-7. Interest is being accrued on certain pre-petition debt to the extent that the Company believes it is probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the three and six months ended September 30, 2002 was approximately $10,381 and $19,007 respectively.

(14)   NET LOSS PER SHARE

   Basic loss per share is computed using the weighted average number of common shares outstanding for the period, while diluted loss per share is computed assuming conversion of all dilutive securities such as options, convertible debt and warrants. In all periods presented net losses were incurred, therefore, dilutive common stock equivalents were not used in the calculation of earnings per share as they would have an anti-dilutive effect.

(15)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

   In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No's. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections." This Statement requires gains and losses from extinguishments of debt to be classified as an extraordinary item only if the criteria in Opinion 30 has been met. Further, lease modification with economic effects similar to sale-leaseback transactions must be accounted

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provision of this Statement related to the rescission of SFAS No. 4 and the amendment of SFAS No. 13 are effective beginning in fiscal 2003 and for transactions occurring after May 15, 2002, respectively, and are not expected to have a significant impact on the Company's unaudited condensed consolidated financial statements. All other provisions are effective for financial statements issued on or after May 15, 2002, and did not have a significant impact on our unaudited condensed consolidated financial statements presented herein.

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

   SFAS 144 is effective for the company beginning April 1, 2003. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121 and the accounting and reporting provisions of the Accounting Principles Board ("APB") opinion No. 30. SFAS 144 retains the basic principles of SFAS 121 for long lived assets to be disposed of by sale or held and used and broadens discontinued operations presentation to include a component of an entity that is held for sale or that has been disposed of.

(16)   SEGMENT INFORMATION

   Beginning October 1, 2001, the Company changed its organizational structure such that operations are managed and reported in three segments:
Transportation, Motive Power and Network Power.

   The Company previously operated its battery business within the Transportation and Industrial segments through September 30, 2001. The previous Industrial segment was split between Network Power and Motive Power. Network Power applications include batteries for telecommunications systems, electric utilities, railroads, photovoltaic and other critical uninterruptible power supply markets. Motive Power applications include batteries for a broad range of equipment uses including lift trucks, mining and other commercial vehicles. Transportation uses include automotive, heavy duty, agricultural, marine and other batteries, as well as new technologies being developed for hybrid vehicles and new 42-volt automobile applications.

   The prior year segment data below has been reclassified to reflect the current year presentation. In addition, prior year segment data has been reclassified to reflect the current year presentation of corporate costs not allocated to business segments. Certain asset information required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company's operations.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Selected financial information concerning the Company's reportable segments is as follows:

                                   For the Three Months Ended September 30, 2002
                            -----------------------------------------------------------
                                                        Network
                            Transportation Motive Power  Power    Other    Consolidated
                            -------------- ------------ -------- --------  ------------
Net sales..................    $374,815      $112,945   $ 91,603 $     --    $579,363
Gross profit...............      78,265        26,234     23,458       --     127,957
Operating income (loss) (c)      37,218         4,815      5,700  (33,163)     14,570

                                   For the Three Months Ended September 30, 2001
                            -----------------------------------------------------------
                                                        Network
                            Transportation Motive Power  Power   Other(a)  Consolidated
                            -------------- ------------ -------- --------  ------------
Net sales..................    $393,565      $120,206   $110,474 $     --    $624,245
Gross profit...............      68,477        31,363     29,150       --     128,990
Operating income (loss) (d)      26,204         9,407      7,083  (36,416)      6,278

                                    For the Six Months Ended September 30, 2002
                            -----------------------------------------------------------
                                                        Network
                            Transportation Motive Power Power(b)    Other   Consolidated
                            -------------- ------------ --------  --------  ------------
Net sales..................    $728,284      $223,833   $182,235  $     --   $1,134,352
Gross profit...............     142,159        51,110     45,018        --      238,287
Operating income (loss) (e)      60,147         8,351    (32,390)  (56,438)     (20,330)

                                  For the Six Months Ended September 30, 2001
                            -------------------------------------------------------
                                            Motive  Network
                            Transportation  Power    Power   Other(a)  Consolidated
                            -------------- -------- -------- --------  ------------
Net sales..................    $772,215    $241,900 $241,367 $     --   $1,255,482
Gross profit...............     132,056      63,923   71,872       --      267,851
Operating income (loss) (d)      43,582      19,947   29,164  (63,733)      28,960

--------
(a) Includes a credit of $8,185 related to the termination of a purchased research and development agreement with Lion Compact Energy and a $13,873 charge related to debt-for-equity exchanges.
(b) Includes $37,000 goodwill impairment charge recorded in the first quarter of fiscal 2003.
(c) Includes restructuring charges of $1,873, $90, $407 and $1,627 within Transportation, Motive, Network and Other, respectively.
(d) Includes restructuring charges of $3,544, $1,880, $3,154 and $2,480 within Transportation, Motive, Network and Other, respectively.
(e) Includes restructuring charges of $3,720, $279, $5,943 and $343 within Transportation, Motive, Network and Other, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per-share data)

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

   On May 10, 2002 the Company received final Bankruptcy Court approval for its $250,000 DIP Credit Facility. The DIP Credit Facility requires maintenance of certain financial covenants and other restrictions on matters such as indebtedness, guarantees and future asset sales.

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

   Exchange Rates. We are exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. We are also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of our non-U.S. sales and expenses. In some instances, gains in one currency may be offset by losses in another. Our results for the periods presented herein were impacted by movements in European currencies.

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

   Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt.

   Lead. Lead is the principal material by weight used in the manufacture of batteries, representing approximately one-quarter of our cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, many of our customers seek disproportionate price reductions from us, and when lead prices increase, customers resist price increases.

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

   The Company believes that the critical accounting policies and estimates disclosed in the Company's Annual Report on Form 10-K (the "10-K") for the fiscal year ended March 31, 2002 effect the preparation of its unaudited condensed consolidated financial statements. The reader of this Report may wish to refer to the 10-K for further information.

   The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and with respect to fiscal 2003, in accordance with SOP 90-7 with regard to the reporting requirements of entities in reorganization under the Bankruptcy Code.

   The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan, compliance with the provisions of both the DIP Credit Facility and other ongoing borrowing arrangements as well as the ability to generate cash flows from operations and where necessary obtaining financing sources sufficient to satisfy the Company's future obligations. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not, however, include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Results of Operations

  Three months ended September 30, 2002 compared with the three months ended September 30, 2001.

    Overview

   Net loss for the second quarter of fiscal 2003 was $21,639 or $0.79 per diluted share versus net loss of $32,520 or $1.20 per diluted share last year. Second quarter fiscal 2003 results include restructuring costs of $3,997 and reorganization items in connection with the bankruptcy of $8,020. In the second quarter of fiscal 2002, the Company recorded restructuring charges of $11,058 primarily for severance related to work force reductions as well as a $13,873 non-cash charge related to debt-for-equity exchanges. In addition, the Company recorded a credit of $8,185 during the second quarter of fiscal 2002 related to the early termination of a purchased research and development agreement with Lion Compact Energy (LCE).

    Net Sales

   Net sales were $579,363 in the second quarter of fiscal 2003 versus $624,245 in the second quarter of fiscal 2002. The decrease in net sales was due to sales declines in all three of the Company's business segments. Currency positively impacted net sales by $26,313 principally from appreciation of the Euro against the U.S. dollar.

   Net sales in the Transportation segment were $374,815 in the second quarter of fiscal 2003 versus $393,565 in the second quarter of fiscal 2002. Transportation revenues in North America declined due to reduced unit volumes principally due to lost business and territories in our aftermarket accounts, while European volumes were also lower than the prior year. These reductions were partially offset by benefits from warranty management programs in North America. Currency positively impacted Transportation net sales, principally in Europe, in fiscal 2003 by approximately $12,853.

   Motive Power sales for the second quarter of fiscal 2003 were $112,945 versus $120,206 in the second quarter of fiscal 2002. The decrease was due to general softness in the overall economies in Motive Power's two major markets: the U.S. and Western Europe. Currency positively impacted Motive Power net sales in fiscal 2003 by approximately $7,826.

   Network Power sales for the second quarter of fiscal 2003 were $91,603 versus $110,474 in the second quarter of fiscal 2002. The decrease was attributable to lower sales volumes which were a direct result of the significantly weaker telecommunications markets including the adverse effect of the slowdown in Europe and Asia, similar to that seen in North America during fiscal 2002. Currency positively impacted Network Power net sales in fiscal 2003 by approximately $5,634.

   Gross Profit

   Gross profit was $127,957 in the second quarter of fiscal 2003 versus $128,990 in the second quarter in the prior year. The gross profit margin increased to 22.1% in the second quarter of fiscal 2003 from 20.7% in the second quarter of fiscal 2002, primarily due to the Company's continued plant rationalization and headcount reduction programs and lower lead pricing in Europe offset partially by lower sales volumes and higher production costs related to under-absorption of fixed overheads. Stronger European currencies versus the U.S. dollar favorably impacted gross profit by approximately $6,486.

   Transportation gross profit was $78,265 in the second quarter versus $68,477 last year. The effect of lower North American sales volumes was more than offset by the benefits from plant rationalization and headcount reductions, lead pricing in Europe and European currency effects. Gross margins were 20.9% in the current year versus 17.4% in the prior year.

   Motive Power gross profit was $26,234 this quarter versus $31,363 in the same quarter last year. The decrease was due to lower sales volumes, an unfavorable sales mix (smaller size battery systems) and higher production costs related to under-absorption of fixed overheads. Gross margin as a percent of net sales was 23.2% in the current year versus 26.1% last year.

   Network Power gross profit was $23,458 this quarter versus $29,150 in the same quarter last year. The decrease was due to significantly weaker demand in the telecommunications market and higher production costs related to under-absorption of fixed overheads. Gross profit margins were also negatively impacted by changes in sales mix including reduced sales of higher margin products. Gross margin as a percent of net sales was 25.6% in the current year versus 26.4% last year.

   Operating Expenses

   Operating expenses decreased from $122,712 in the second quarter of fiscal 2002 to $113,387 in the same period during fiscal 2003. Included in operating expenses in the second quarter of fiscal 2003 are restructuring charges of $3,997. Second quarter fiscal 2002 operating expenses include a credit of $8,185 related to the early termination of a purchased research and development agreement with LCE, $11,058 for restructuring charges related primarily to reductions in work force as well as a $13,873 non-cash charge included in Other (income) expense, net related to debt-for-equity exchanges. Excluding these items, operating expenses were $109,390 and $105,966 for the second quarter of fiscal 2003 and 2002, respectively. Stronger European currencies unfavorably impacted operating expenses by approximately $4,781 in fiscal 2003. The change in operating expenses was impacted by the following matters: (i) Fiscal 2003 selling, marketing and advertising costs in each of the Company's business segments were favorably impacted by the Company's cost-reduction programs, primarily through headcount reductions, and lower sales volumes; and (ii) General and administrative expenses in fiscal 2003 were unfavorably impacted by higher pension costs, ongoing information technology costs and consulting fees unrelated to reorganization efforts.

   Transportation operating expenses decreased from $42,273 in the second quarter of fiscal 2002 to $41,047 in fiscal 2003, Motive Power operating expenses decreased from $21,956 in the second quarter of fiscal 2002 to $21,419 in fiscal 2003, and Network Power operating expenses decreased from $22,067 in fiscal 2002 to $17,758 in fiscal 2003.

   Corporate and other operating expenses were $33,163 in the second quarter of fiscal 2003 versus $36,416 in the second quarter of fiscal 2002. Second quarter fiscal 2002 results include a credit of $8,185 related to the early termination of a purchased research and development agreement with LCE and the $13,873 debt-for-equity non-cash charge.

   Income Taxes

   In the second quarter of fiscal 2003, an income tax provision of $3,934 was recorded on a pre-tax loss of $17,793. In fiscal 2002, an income tax provision of $4,777 was recorded on a pre-tax loss of $27,292. The effective tax rate was (22.1)% and (17.5)% in the second quarter of fiscal 2003 and fiscal 2002, respectively.

   The effective tax rate for the second quarter of fiscal year 2003 was impacted by recognition of valuation allowances on tax benefits generated from current period losses, in both the U.S. and certain international regions. The effective tax rate for the second quarter of fiscal 2002 was impacted by recognition of valuation allowances on tax benefits generated from current and prior period losses, primarily in the U.S. The remaining 2002 effect relates to treatment of the debt for equity exchanges and the LCE agreement termination.

   Interest Expense, Net

   Interest expense, net decreased $9,227 from $33,570 in the second quarter of fiscal 2002 to $24,343 in the same period of fiscal 2003. The decrease in interest expense is principally attributed to ceasing accruing certain interest on pre-petition debt classified as Liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet in accordance with SOP 90-7. Interest at the stated contractual amount on debt that was not charged to operations for the three months ended September 30, 2002 was approximately $10,381. Excluding interest not charged pursuant to the Bankruptcy, higher interest costs were driven by the new DIP Credit Facility and amortization of deferred financing costs.

   Reorganization Items

   Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited consolidated statements of operations. Reorganization charges for the three months ended September 30, 2002 were $8,020. These charges comprise the following items: professional fees including financial and legal services; employee retention costs for key members of management; and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 5.

  Six months ended September 30, 2002 compared with the six months ended September 30, 2001.

   Overview

   Net loss for the first half of fiscal 2003 was $98,279 or $3.59 per basic and diluted share versus net loss of $39,739 or $1.52 per basic and diluted share during the same period last year. Included in the consolidated net loss for the first six months of fiscal 2003 is a non-cash charge of $37,000 for goodwill impairment resulting from an evaluation of results and updated projections of the Network Power business, following the recent deterioration of this segment's European performance. Results also include fiscal 2003 restructuring costs of $10,285 and reorganization items in connection with the Bankruptcy of $20,118. Fiscal 2002 results included second quarter restructuring costs of $11,058 related to work force reductions and $13,873 of non-cash charges related to debt-for- equity exchanges. In addition, the Company recorded a credit of $8,185 during the second quarter of fiscal 2002 relating to the early termination of a purchased research and development agreement with LCE.

   Net Sales

   Net sales were $1,134,352 in the first half of fiscal 2003 versus $1,255,482 in the first six months of fiscal 2002. The decrease in net sales was due to sales declines in all three of the Company's business segments. Currency positively impacted net sales by $39,700 during this period, principally from appreciation of the Euro against the U.S. dollar.

   Net sales in the Transportation segment were $728,284 in the first six months of fiscal 2003 versus $772,215 in the first six months of fiscal 2002. Transportation revenues in North America declined due to reduced unit volumes principally due to lost business and territories in our aftermarket accounts, while European volumes were down slightly from the prior year. These reductions were partially offset by benefits from warranty management programs in North America. Currency positively impacted Transportation net sales, principally in Europe, in the first six months of fiscal 2003 by approximately $19,389.

   Motive Power sales for the first half of fiscal 2003 were $223,833 versus $241,900 in the first six months of fiscal 2002. The decrease was due to general softness in the overall economies in Motive Power's two major markets: the U.S. and Western Europe. Currency positively impacted Motive Power net sales in fiscal 2003 by approximately $11,814.

   Network Power sales for the first six months of fiscal 2003 were $182,235 versus $241,367 in the first six months of fiscal 2002. Lower sales were a direct result of the significantly weaker telecommunications markets, including the adverse effect of the slowdown in Europe and Asia similar to that seen in North America during fiscal 2002. Currency positively impacted Network Power net sales in the first six months of fiscal 2003 by approximately $8,497.

   Gross Profit

   Gross profit was $238,287 in the first half of fiscal 2003 versus $267,851 in the first half of the prior year. The gross profit margin decreased slightly to 21.0% in the first six months of fiscal 2003 from 21.3% in the first six months of fiscal 2002, primarily due to the lower sales volumes and higher production costs related to under-absorption of fixed overheads. The unfavorable absorption impacts were partially offset by the Company's continued plant rationalization and headcount reduction programs and lower lead pricing in Europe. Stronger European currencies versus the U.S. dollar favorably impacted gross profit by approximately $9,663.

   Transportation gross profit was $142,159 in the first half of fiscal 2003 versus $132,056 for the same period last year. The effect of lower North American sales volumes was more than offset by the benefits from plant rationalization and headcount reductions, lead pricing in Europe and European currency effects. Gross margin was 19.5% for the first half of the current year versus 17.1% in the prior year.

   Motive Power gross profit was $51,110 for the first half of fiscal 2003 versus $63,923 in the same period last year. The decrease was due to lower sales volumes, an unfavorable sales mix (smaller size battery systems) and higher production costs related to under-absorption of fixed overheads. Gross margin as a percent of net sales was 22.8% in the current year versus 26.4% last year.

   Network Power gross profit was $45,018 for the first half of fiscal 2003 versus $71,872 in the same period last year. The decrease was due to significantly weaker demand in the telecommunications market and higher production costs related to under-absorption of fixed overheads. Gross profit margins were also negatively impacted by changes in sales mix including reduced sales of higher margin products. Gross margin as a percent of net sales was 24.7% in the current year versus 29.8% last year.

   Operating Expenses

   Operating expenses increased from $238,891 in the first six months of fiscal 2002 to $258,617 in fiscal 2003. Included in operating expenses are restructuring charges of $10,285 and a goodwill impairment charge of $37,000 this year. Fiscal 2002 operating expenses include a credit of $8,185 related to the early termination of a purchased research and development agreement with LCE, a restructuring charge in the amount of $11,058 as well as a $13,873 non-cash charge included in Other (income) expense, net related to debt-for-equity exchanges. Excluding these items, operating expenses were $211,332 and $222,145 respectively, for the first half of fiscal 2003 and fiscal 2002. Stronger European currencies unfavorably impacted operating expenses by approximately $7,220 in fiscal 2003. The change in operating expenses was impacted by the following matters: (i) Fiscal 2003 selling, marketing and advertising costs in each of the Company's business segments were favorably impacted by the Company's cost-reduction programs, primarily through headcount reductions, and lower sales volumes, and (ii) General and administrative expenses in fiscal 2003 were unfavorably impacted by higher pension costs, ongoing information technology costs and consulting fees unrelated to reorganization efforts.

   Transportation operating expenses decreased from $88,474 in the first half of fiscal 2002 to $82,012 in the same period during fiscal 2003, Motive Power operating expenses decreased from $43,976 in fiscal 2002 to $42,759 in the first half of fiscal 2003, and Network Power operating expenses increased from $42,708 in fiscal 2002 to $77,408 in fiscal 2003. Excluding the first quarter fiscal 2003 impairment charge, Network Power operating expenses were $40,408.

   Corporate and other operating expenses were $56,438 in the first half of fiscal 2003 versus $63,733 in fiscal 2002. During the second quarter of fiscal 2002, the Company recorded a credit of $8,185 relating to the early termination of a purchased research and development agreement with LCE and a $13,873 debt-for-equity non-cash charge. The decrease in expenses is due primarily to currency translation gains on U.S. dollar denominated borrowings in Europe which had been hedged in the prior period.

   Income Taxes

   For the first six months of fiscal 2003, an income tax provision of $5,982 was recorded on a pre-tax loss of $92,406. In the same period of fiscal 2002, an income tax provision of $729 was recorded on a pre-tax loss of $38,232. The effective tax rate was (6.5)% and (1.9)% in the first half of fiscal 2003 and fiscal 2002, respectively.

   The effective tax rate for the first six months of fiscal year 2003 was impacted by recognition of valuation allowances on tax benefits generated from current period losses, in both the U.S. and certain international regions, as well as the nondeductibility of the Network Power goodwill impairment charge. The effective tax rate for the first half of fiscal 2002 was impacted by a valuation allowance on the tax benefits generated from primarily domestic losses as well as by the treatment of the debt-for-equity exchanges and the LCE agreement termination.

   Interest Expense, Net

   Interest expense, net decreased $15,234 from $67,192 in the first six months of fiscal 2002 to $51,958 in the same period of fiscal 2003. The decrease in interest expense is principally attributed to ceasing accruing certain interest on pre-petition debt classified as Liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet in accordance with SOP 90-7. Interest at the stated contractual amount on debt that was not charged to operations for the six months ended September 30, 2002 was approximately $19,007. Excluding interest not charged pursuant to the Bankruptcy, higher interest costs were driven by the new DIP Credit Facility and amortization of deferred financing costs.

   Reorganization Items

   Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited consolidated statements of operations. Reorganization charges for the six months ended September 30, 2002 were $20,118. These charges comprise the following items: professional fees including financial and legal services; employee retention costs for key members of management; charge for termination of an interest rate swap as a consequence of the bankruptcy; and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 5.

Liquidity and Capital Resources

  Capital Structure

   Following discussions with the Company's principal lenders and evaluation of possible capital structure alternatives, on April 15, 2002 Exide Technologies and three of its wholly-owned U.S. subsidiaries filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company's operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the bankruptcy filing, the Company entered into a "Standstill and Subordination Agreement" with the pre-petition Senior Secured Global Credit Facility Lenders, whereby the lenders agreed to forbear collection of principal payments on foreign borrowings under this facility from non-Debtor subsidiaries until December 2003, subject to earlier termination for the occurrence of certain events. In addition, the Company continues to accrue and pay interest of the Debtors under the pre-petition Senior Secured Global Credit Facility subject to liquidity calculations prescribed in the DIP Credit Facility.

   On April 17, 2002 the Company received interim Bankruptcy Court approval of a $250,000 DIP Credit Facility and final Bankruptcy Court approval for such facility on May 10, 2002. The DIP Credit Facility was arranged by Citicorp N.A., and Salomon Smith Barney and is being used to supplement cash flows from operations during the reorganization process including the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

   Upon closing, approximately $129,000 of the DIP Credit Facility was drawn down, approximately $117,000 being used to terminate and repurchase uncollected securitized accounts receivable under the Company's then existing U.S. receivables sale facility and the balance for financing costs and related fees.

   The DIP Credit Facility is a secured revolving credit and term loan facility under which Exide Technologies is the borrower with certain U.S. and foreign subsidiaries acting as guarantors. The DIP Credit Facility is afforded super priority claim status in the Chapter 11 case and is collateralized by first liens on certain eligible U.S. assets of the Company, principally accounts receivable, inventory and property.

   The revolving credit tranche of the facility provides for borrowings up to $121,000, of which up to $65,000 is available to Exide Technologies for on-lending to its foreign subsidiaries, subject to borrowing base availability. An additional $50,000 sub-facility is also available to the foreign subsidiaries based on certain collateral asset values in the United Kingdom and Canada. To the extent funds are borrowed under the DIP Credit Facility and on-lent to foreign subsidiaries, additional liens on certain assets of the borrowing foreign subsidiary and related guarantees are required. Up to $40,000 of the revolving credit tranche is available for letters of credit.

   Borrowings under the DIP Credit Facility bear interest at base rate plus 2.75% per annum or LIBOR plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain specified levels of monthly earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur indebtedness, create or incur liens or guarantees, make investments or restricted payments, enter into leases, sell or dispose of assets, change the nature of its business or enter into related party transactions. The Company believes it was in compliance with DIP Credit Facility covenants as of September 30, 2002. The Company has presented to its banks an operating plan which assumes that the Company will maintain compliance with its covenants through September 30, 2003. Currently the Company expects to maintain adequate financial resources during the next twelve months (considering both funds available under the DIP Credit facility and cash flows generated from operations) while pursuing its strategic options and development of a plan of reorganization. However, no assurance can be given that the Company will maintain compliance with its covenants or have adequate financial resources available during the next twelve months. Failure to maintain compliance with these covenants would result in an event of default, which absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company's access to funds necessary to maintain its operations and assist in funding of our reorganization plans.

   The Company has obtained waivers and consents under the DIP Credit Facility and Standstill and Subordination Agreement primarily to (i) maintain until March 2003 cash balances outside the United States in excess of those otherwise permitted under the agreements, (ii) modify the terms for the payment of interest related to the conversion of certain Euro Currency Loans to Base Rate Loans under the pre-petition credit facility, (iii) dilute below 50 percent the Company's interest in a non-material joint venture and (iv) provide relief for the Company to address certain non-material civil litigation commenced against a non-Debtor subsidiary.

   The DIP Credit Facility matures on the earlier of February 15, 2004, 30 days before the pre-petition Revolving Credit and Tranche A Senior Secured Credit Facility matures or the date on which the Company emerges from bankruptcy.

   As of September 30, 2002 and November 13, 2002 total availability under the DIP Credit Facility was approximately $30,800 and $41,400, respectively.

   As described above, in connection with its Bankruptcy filing, the Company also entered into a "Standstill and Subordination Agreement" with its pre-petition Senior Secured Global Credit Facility lenders. Under the agreement the lenders agreed to forbear collection of any principal payments on foreign borrowings under this facility by non-Debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events. Borrowings under the pre-petition Senior Secured Global Credit Facility by the Debtors are subject to compromise.

   Interest obligations for the non-Debtor subsidiaries will continue to be accrued and paid when due. The Standstill and Subordination Agreement contains essentially the same financial covenants as the DIP Credit Facility.

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

  Sources of Cash

   Cash flows provided by financing activities were $290,928 and $40,299 in the first six months of fiscal 2003 and fiscal 2002, respectively. The cash flows provided by financing activities in the first six months of fiscal 2003 relate primarily to net borrowings under the DIP Credit Facility and the impact of the European asset securitization refinancing. The cash flows provided by financing activities in the first six months of fiscal 2002 related primarily to net borrowings under the Senior Secured Global Credit Facilities Agreement.

   Prior to the Company's Chapter 11 filing and since that time the Company has experienced a tightening of trade credit availability and terms. In the future, there can be no assurance that the Company will be able to obtain and return to trade credit on terms traditionally obtained.

   The Company generated $1,096 and $4,833 in cash from the sale of non-core businesses and other assets in the first six months of fiscal 2003 and fiscal 2002, respectively. Proceeds from these sales were primarily used to reduce debt.

   Total debt at September 30, 2002 (including amounts subject to compromise) was $1,757,034. See Note 12 to the unaudited condensed consolidated financial statements for composition of such debt. Indebtedness of the Debtors as of the Petition Date, amounting to $1,053,629, is subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

   Going forward, in addition to operating cash flows, the Company's principal sources of liquidity will be the DIP Credit Facility, plus proceeds from any asset sales. The Company is considering various asset sales, and in connection therewith has engaged The Blackstone Group to evaluate potential opportunities. No commitments have been made as to any specific asset sales.

  Uses of Cash

   Cash flows used by operating activities were $261,669 (including $261,723 usage of cash related to the net change from sales of receivables) in the first half of fiscal 2003. This compares to cash flows used by operating activities of $7,969 (of which $6,406 cash usage related to the net change from sales of receivables) in the same period of fiscal 2002. Excluding the effect of accounts receivable securitization activity, comparative cash flows benefited from higher prior year payments of accounts payable and accrued expenses in the first half of fiscal 2002, offset by the effect of lower general sales volumes. The uncertainties of the Chapter 11 filing could also have a negative impact on the Company's ability to attract and retain customers. NAPA, a major customer of the Transportation segment, recently advised the Company of its intent to source a component of its requirements from competitors. The Company currently estimates that this action could result in potential lost volume of up to 800,000 units annually.

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

   Capital expenditures were $16,616 and $43,570 in the first six months of fiscal 2003 and fiscal 2002, respectively. Capital expenditures during the first six months of fiscal 2003 were impacted by the timing of the Chapter 11 filing and related liquidity availability.

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

   On October 18, 2000, we entered into a $60,000 two year interest rate swap agreement for which the Company paid a quarterly fixed rate of 6.55% and received a three-month LIBOR rate. This swap hedged a portion of the variable interest exposure on our $900,000 Senior Secured Global Credit Facilities Agreement Tranche B Term Loans. The swap was terminated in connection with the bankruptcy and the cost of settlement reflected as a Reorganization item and Liability Subject to Compromise in the unaudited condensed consolidated financial statements.

   The Company's ability to utilize financial instruments has been significantly restricted because of the Chapter 11 cases and the resultant tightening, and/or elimination of credit availability with counter-parties. Accordingly, the Company is now exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.

Related and Certain Other Parties

   The services of Lisa J. Donahue, Chief Financial Officer and Chief Restructuring Officer, are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and JA&A Services LLC. Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue's and other temporary employees' services, and Ms. Donahue, a principal in JA&A Services LLC, is compensated independently by JA&A Services LLC. JA&A Services LLC is an affiliate of Alix Partners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in Jay Alix & Associates. Fees incurred by the Company during the three and six months ended September 30, 2002 under the Services Agreement were $2,226 and $5,348, respectively.

Other Matters

   The SEC has issued comments on the following reports of the Company: Annual Report on Form 10-K for the fiscal year ended March 31, 2001; Amended Form 10-K for the fiscal year ended March 31, 2001; Quarterly Report on Form 10-Q for the quarter ended June 30, 2001; Quarterly Report on Form 10-Q for the quarter ended September 30, 2001; Form 8-K/A dated December 13, 2000; and Form 8-K dated March 23, 2001. The Company has responded to the SEC's comments. The Company believes the information in this report fairly presents in all material respects the financial condition and results of operation of the Company. There can be no assurance, however, that the SEC will not have additional comments or reach a determination different than that of the Company's.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

   Changes to the quantitative and qualitative market risks as of September 30, 2002 are described in Management's Discussion and Analysis--Liquidity and Capital Resources. Also, see our Form 10-K for the fiscal year ended March 31, 2002 for further information.

Item 4.  Controls and Procedures

   (a) Within the 90 days prior to the filing of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and

Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), in accordance with Rule 13a-15 of the Exchange Act. Based upon that evaluation, The Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company is in compliance with the requirements of Rule 13a-15(a) of the Exchange Act and that its disclosure controls and procedures are effective for their intended purpose as implemented at the date of the evaluation. It should be recognized that the design of any system of controls is based upon certain assumptions about the scope of the tasks to be performed and the environment in which such tasks are to be performed, and there can be no assurance that any system will achieve its intended results under all circumstances.

   (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's evaluation of its disclosure controls and procedures.
   The Company has been engaged in a program to enhance its financial reporting process, particularly in response to (a) a substantial turnover in personnel following certain changes in the membership of the Company's senior management and (b) the reporting and other administrative obligations arising from the Company's Chapter 11 filing, entering into the DIP Credit Facility and the adoption of the certification requirements by the Securities and Exchange Commission in its June 27, 2002 Order and under the Sarbanes-Oxley Act of 2002. In this regard the Company has hired additional personnel and contracted to acquire other resources to enhance the control environment, and undertaken to develop and provide enhanced training and education to staff members and initiated other organizational changes to improve the Company's ability timely to file complete and accurate reports in compliance with the Exchange Act. In addition, in connection with preparation of certain of the Company's Annual Reports, including for the fiscal year ended March 31, 2002, the Company's independent accountants have identified certain reportable conditions related to the Company's control environment which have been reported to the Company and the Audit Committee of the Company's Board of Directors, and with respect to which the Company has taken steps and developed plans to address such conditions.

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

  Former Senior Executives of the Company: Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier.

   Exide established a $13,400 reserve in fiscal 2000 to cover litigation related to allegations that used batteries were sold as new. The Company has resolved these claims, including the third quarter fiscal 2002 settlement of the sole remaining "legacy" action, Houlihan v. Exide. As a result of the Houlihan settlement, the Company recorded an additional expense in the third quarter of fiscal 2002 of $1,400 for reimbursement of legal fees. At September 30, 2002, there is approximately a $2,500 reserve remaining, representing the Company's estimate of its remaining obligations under the Houlihan and other "legacy" settlements.

   On March 23, 2001, Exide reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of certain former senior executives of the Company. Under the terms of that settlement Exide agreed to pay a fine of $27,500 over five years, to five-years' probation and to cooperate with the U.S. Attorney in prosecuting Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company's compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against Exide if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31,000 for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1,000 in the third quarter of fiscal 2002. At September 30, 2002, approximately $27,500 of this reserve remains. As a result of the imposition of the automatic stay arising upon the Company's Chapter 11 filing, the Company has not made the first installment payment of its $27,500 fine. The Company is uncertain as to the effect of this non-payment and the Bankruptcy Code with respect to the plea agreement.

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

   The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and intends to seek reimbursement for those amounts. However, the Company has not recognized any receivable for such reimbursements at September 30, 2002.

  Hazardous Materials

   Exide is involved in several lawsuits pending in state and federal courts in South Carolina, Pennsylvania, Indiana, and Tennessee. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. In January 2002, the counsel that brought the South Carolina actions filed additional claims in the Circuit Court for Greenville County, South Carolina. The Company's preliminary review of these claims suggest they are without merit, and the Company plans to vigorously defend itself in these matters. The Company does not believe any reserves are currently warranted for any of these claims.

  GNB Acquisition

   In July 2001, Pacific Dunlop Holdings (US), Inc. ("PDH") and several of its foreign affiliates (the "Sellers") under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment, and conversion against Exide and three of its foreign affiliates. The Sellers maintain they are entitled to approximately $16,400 in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants' motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and a counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. To the extent this action implicates Exide's interests, management plans to vigorously defend the action and pursue the counterclaim.

   In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3,100 for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB's performance of certain of GNB's obligations to third parties that PDH claims Exide was obligated to replace. Exide's answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB's cash assets, the claims relating to this action are currently subject to the automatic bankruptcy stay.

  Other

   On June 6, 2002, McKinsey & Company International filed suit against Exide Holding Europe, S.A., Compagnie Europeene D'accumulateurs, S.A., Euro Exide Corporation Ltd., Exide Italia S.r.l, Deutsche Exide GmbH and Exide Transportation Holding Europe, S.L. in the U.S. District Court for the Southern District of New York, seeking to compel arbitration of McKinsey's request for payment of approximately $5,000 for consulting services. The Company intends to vigorously defend the suit. The Company has recorded a liability related to this matter which is classified as a liability subject to compromise in the unaudited condensed consolidated balance sheet at September 30, 2002. McKinsey also has initiated arbitration to resolve the dispute, and the arbitration is proceeding over respondents' objection before the American Arbitration Association's International Centre for Dispute Resolution. The arbitration is expected to conclude during 2003.

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

   The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations, although quarterly or annual operating results may be materially affected.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

Item 5.  Other Information.

   Effective September 1, 2002, John Van Zile resigned as Executive Vice President, General Counsel and Secretary of the Company and Stuart H. Kupinsky, age 34, was elected Senior Vice President, General Counsel and Secretary. Prior to joining Exide, beginning in January 2001 Mr. Kupinsky was Senior Vice President, General Counsel and Secretary of Teligent, Inc., a provider of wireless telecommunications services and applications which emerged from reorganization under Chapter 11 of the Bankruptcy Code in September 2002. Prior to that Mr. Kupinsky was Vice President, Legal and Business Affairs at Teligent, Inc. from 1999 to 2001 and Associate General Counsel from 1997 to 1999. Prior to joining Teligent Inc., Mr. Kupinsky worked for two years in the Antitrust Division of the U.S. Department of Justice.

   On September 17, 2002, the Board of Directors of the Company expanded the number of directors constituting the entire Board to nine and appointed Daniel
W. Miller a director of the Company. Mr. Miller, 51, is the President and Chief Executive Officer of Russell-Stanley Holdings, Inc., a manufacturer of steel and plastic industrial containers and provider of related services. He recently led that company through the restructuring of its capital and a change in ownership. Prior to his affiliation with Russell-Stanley, Mr. Miller held executive positions with Vestar Resources, Inc., an affiliate of Vestar Capital Partners, a private equity firm. Mr. Miller's prior experience also includes executive positions at Wesray Capital Corporation, Forstmann Little & Co. and Dresser Industries, Inc.

Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits.

   10.1 Form of employment agreement of Stuart H. Kupinsky
   99.1 Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K.

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

       On October 8, 2002 the Company filed an interim report on Form 8-K announcing the election of Daniel W. Miller as a Director of the Company.

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

November 14, 2002

                                              EXIDE TECHNOLOGIES

                                              By:      /s/  IAN J. HARVIE
                                                  -----------------------------
                                                          Ian J. Harvie
                                                    Vice President, Corporate
                                                           Controller

November 14, 2002

                                 CERTIFICATION

   I, Craig H. Muhlhauser certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Exide
   Technologies;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              By:   /s/  CRAIG H. MUHLHAUSER
                                                  -----------------------------
                                                       Craig H. Muhlhauser
                                                  Chairman, President and Chief
                                                        Executive Officer

Date: November 14, 2002

                                 CERTIFICATION

   I, Lisa J. Donahue certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Exide
   Technologies;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                              By:     /s/  LISA J. DONAHUE
                                                  -----------------------------
                                                         Lisa J. Donahue
                                                   Chief Financial Officer and
                                                   Chief Restructuring Officer

Date: November 14, 2002