Form 10-Q
period 2002-12-31
EXIDE CORP
filed 2003-02-14
CIK 813781

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

    For the fiscal quarter ended December 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number 1-11263

                               -----------------

                              EXIDE TECHNOLOGIES
            (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                  23-0552730
                  (State or other           (I.R.S. Employer)
                  jurisdiction of        Identification Number)
                 Incorporation or
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

   As of February 12, 2003, 27,383,084 shares of common stock were outstanding.

================================================================================

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                          PART I.  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)...............................   3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            AND NINE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001   3

          CONDENSED CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND
            MARCH 31, 2002...............................................   4

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
            MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001.........   5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........   6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS........................................  25

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS....  35

  ITEM 4. CONTROLS AND PROCEDURES........................................  36

                            PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS..............................................  38

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................  40

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................  40

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  40

  ITEM 5. OTHER INFORMATION..............................................  40

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................  41

  SIGNATURES.............................................................  42

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per-share data)

                                                        For the Three Months Ended For the Nine Months Ended
                                                        ------------------------   ------------------------
                                                        December 31,  December 31, December 31, December 31,
                                                            2002          2001         2002         2001
                                                        ------------  ------------ ------------ ------------
NET SALES..............................................   $622,140     $ 633,194    $1,756,492   $1,888,677
COST OF SALES..........................................    469,315       523,153     1,365,380    1,510,784
                                                          --------     ---------    ----------   ----------
       Gross profit....................................    152,825       110,041       391,112      377,893
                                                          --------     ---------    ----------   ----------
OPERATING EXPENSES:
   Selling, marketing and advertising..................     67,258        85,064       193,138      224,847
   General and administrative..........................     44,810        57,085       137,155      134,711
   Restructuring and other (Note 11)...................      3,837        13,626        14,122       24,684
   Purchased research and development..................         --            --            --       (8,185)
   Goodwill impairment charge (Note 7).................         --       105,000        37,000      105,000
   Other (income) expense, net (Note 14)...............     (5,347)        5,727       (12,240)      24,338
                                                          --------     ---------    ----------   ----------
       Operating income (loss).........................     42,267      (156,461)       21,937     (127,502)
                                                          --------     ---------    ----------   ----------
INTEREST EXPENSE, net (Note 13)........................     28,212        35,462        80,170      102,654
REORGANIZATION ITEMS, net (Note 5).....................      8,455            --        28,573           --
                                                          --------     ---------    ----------   ----------
   Income (loss) before income taxes, minority
     interest and cumulative effect of change in
     accounting principle..............................      5,600      (191,923)      (86,806)    (230,156)
INCOME TAX PROVISION...................................     12,254         8,262        18,236        8,991
                                                          --------     ---------    ----------   ----------
   Loss before minority interest and cumulative effect
     of change in accounting principle.................     (6,654)     (200,185)     (105,042)    (239,147)
MINORITY INTEREST......................................        337           286           228          568
                                                          --------     ---------    ----------   ----------
   Net loss before cumulative effect of change in
     accounting principle..............................     (6,991)     (200,471)     (105,270)    (239,715)
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.................................         --            --            --         (496)
                                                          --------     ---------    ----------   ----------
       Net loss........................................   $ (6,991)    $(200,471)   $ (105,270)  $ (240,211)
                                                          ========     =========    ==========   ==========
NET LOSS PER SHARE, BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE:
   Basic and Diluted...................................   $  (0.26)    $   (7.33)   $    (3.84)  $    (9.01)
                                                          ========     =========    ==========   ==========
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE PER SHARE.......................   $     --     $      --    $       --   $    (0.02)
                                                          ========     =========    ==========   ==========
NET LOSS PER SHARE (Note 15):
   Basic and Diluted...................................   $  (0.26)    $   (7.33)   $    (3.84)  $    (9.03)
                                                          ========     =========    ==========   ==========
WEIGHTED AVERAGE SHARES:
   Basic and Diluted...................................     27,383        27,345        27,383       26,602
                                                          ========     =========    ==========   ==========

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (Unaudited, in thousands, except per-share data)

                                                                                 December 31,  March 31,
                                                                                     2002        2002
                                                                                 ------------ ----------
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................................  $   51,779  $   31,703
   Receivables, net of allowance for doubtful accounts of $58,776 and $53,203,
     respectively (Note 12).....................................................     647,356     304,797
   Inventories (Note 8).........................................................     431,036     404,667
   Prepaid expenses and other...................................................      47,171      19,302
   Deferred income taxes........................................................      28,527      28,900
                                                                                  ----------  ----------
       Total current assets.....................................................   1,205,869     789,369
                                                                                  ----------  ----------
PROPERTY, PLANT AND EQUIPMENT, Net..............................................     532,635     530,220
                                                                                  ----------  ----------
OTHER ASSETS:
   Goodwill, net (Note 7).......................................................     452,502     416,926
   Other intangibles, net.......................................................      47,834      48,680
   Investments in affiliates....................................................       5,805       4,821
   Deferred financing costs, net................................................       3,206      12,610
   Deferred income taxes........................................................      64,276      69,819
   Other........................................................................      67,965      43,423
                                                                                  ----------  ----------
                                                                                     641,588     596,279
                                                                                  ----------  ----------
       Total assets.............................................................  $2,380,092  $1,915,868
                                                                                  ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Short-term borrowings (Note 12)..............................................  $   15,165  $   10,999
   Current maturities of long-term debt (Note 12)...............................     602,444   1,075,925
   Accounts payable.............................................................     213,922     290,378
   Accrued expenses.............................................................     283,610     363,933
                                                                                  ----------  ----------
       Total current liabilities................................................   1,115,141   1,741,235
LONG-TERM DEBT (Note 12)........................................................     113,950     326,348
NONCURRENT RETIREMENT OBLIGATIONS...............................................     135,211     176,675
OTHER NONCURRENT LIABILITIES....................................................      36,388     209,336
LIABILITIES SUBJECT TO COMPROMISE (Note 6)......................................   1,561,828          --
                                                                                  ----------  ----------
       Total liabilities........................................................   2,962,518   2,453,594
                                                                                  ----------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
MINORITY INTEREST...............................................................      21,307      18,016
                                                                                  ----------  ----------
STOCKHOLDERS' DEFICIT
   Common stock, $.01 par value 100,000 shares authorized; 27,383 shares issued
     and outstanding............................................................         274         274
   Additional paid-in capital...................................................     570,589     570,589
   Accumulated deficit..........................................................    (896,389)   (791,119)
   Notes receivable--stock award plan...........................................        (665)       (665)
   Accumulated other comprehensive loss (Note 4)................................    (277,542)   (334,821)
                                                                                  ----------  ----------
       Total stockholders' deficit..............................................    (603,733)   (555,742)
                                                                                  ----------  ----------
       Total liabilities and stockholders' deficit..............................  $2,380,092  $1,915,868
                                                                                  ==========  ==========

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                             For the Nine Months Ended
                                                                                             ------------------------
                                                                                             December 31, December 31,
                                                                                                 2002         2001
                                                                                             ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss................................................................................  $(105,270)   $(240,211)
    Adjustments to reconcile net loss to net cash used in operating activities--
       Depreciation and amortization........................................................     67,919       75,763
       Net loss (gain) on asset sales.......................................................        176       (1,391)
       Deferred income taxes................................................................      3,208       (3,340)
       Amortization of original issue discount on notes.....................................        428        8,056
       Provision for doubtful accounts......................................................      5,417       22,472
       Non-cash provision for restructuring.................................................      3,139       19,191
       Goodwill impairment charge...........................................................     37,000      105,000
       Minority interest....................................................................        228          128
       Amortization of deferred financing costs.............................................     11,553       12,534
       Purchased research and development...................................................         --       (8,185)
       Debt-to-equity conversion - non-cash charge..........................................         --       13,873
       Net change from sales of receivables
       European securitization..............................................................   (124,793)          --
       U.S. securitization..................................................................   (117,455)          --
       Other, net...........................................................................    (19,475)       1,237
    Changes in assets and liabilities, excluding effects of acquisitions and divestitures
       Receivables..........................................................................    (27,533)      58,246
       Inventories..........................................................................     13,345       23,641
       Prepaid expenses and other...........................................................    (11,623)       1,330
       Accounts payable.....................................................................    (11,762)     (35,936)
       Accrued expenses.....................................................................     41,847      (58,223)
       Noncurrent liabilities...............................................................    (13,764)       8,169
       Other, net...........................................................................     (6,739)      (1,378)
                                                                                              ---------    ---------
             Net cash (used in) provided by operating activities............................   (254,154)         976
                                                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    GNB acquisition.........................................................................         --         (965)
    Capital expenditures....................................................................    (28,626)     (53,466)
    Investment in joint venture.............................................................         --       (1,007)
    Proceeds from sales of assets...........................................................      1,096        4,833
                                                                                              ---------    ---------
             Net cash used in investing activities..........................................    (27,530)     (50,605)
                                                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term borrowings, net.......................................      2,908        5,127
    Borrowings under Senior Secured Credit Facilities Agreement.............................      6,191      738,138
    Repayments under Senior Secured Credit Facilities Agreement.............................     (2,727)    (664,943)
    Borrowings under DIP Credit Facility....................................................    691,116           --
    Repayments under DIP Credit Facility....................................................   (514,865)          --
    European asset securitization...........................................................    139,156           --
    Decrease in other debt..................................................................     (6,406)      (6,856)
    Financing costs and other...............................................................    (20,772)      (5,489)
    Dividends paid..........................................................................         --       (1,051)
                                                                                              ---------    ---------
             Net cash provided by financing activities......................................    294,601       64,926
                                                                                              ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS................................      7,159          392
                                                                                              ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................................................     20,076       15,689
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................................     31,703       23,072
                                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................................................  $  51,779    $  38,761
                                                                                              =========    =========

       The accompanying notes are an integral part of these statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2002
                 (Dollars in thousands, except per-share data)
                                  (Unaudited)

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

   The accompanying interim unaudited condensed consolidated financial statements as of December 31, 2002 and for the three and nine months then ended have been prepared in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" (see Note 2). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited condensed consolidated balance sheets and classified as Liabilities Subject To Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims. Revenues, expenses, realized gains and losses, and provision for losses resulting from the reorganization are reported separately as Reorganization items, net, in the unaudited condensed consolidated statements of operations. However, because the Chapter 11 filing occurred subsequent to March 31, 2002, the accompanying fiscal 2002 unaudited condensed consolidated financial statements have not been prepared in accordance with SOP 90-7, and may lack comparability to that extent. These interim unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business.

   The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan, compliance with the provisions of both the debtor-in-possession financing facility ("DIP Credit Facility") and other ongoing borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company's future obligations, as well as the contingencies related to Former Senior Executives and Battery Quality Matters described in Note 10. Based upon recently updated business plans, the Company expects that it will require amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. Currently, the Company expects that it will be able to obtain such amendments, and thereby maintain adequate financial resources during the next twelve months (considering both funds available under the DIP Credit Facility and cash flows generated from operations) while pursuing its strategic options and development of a plan of reorganization. However, no assurance can be given that the Company will be able to obtain such amendments or maintain compliance with its covenants or have adequate financial resources available during the next twelve months. Failure to maintain compliance with these covenants in the future would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company's availability to funds necessary to maintain its operations and assist in funding of its reorganization plans. As a

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
result of the Chapter 11, filing and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not, however, include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

   Certain reclassifications of prior period financial statements have been made to conform to the current interim period presentation but not to conform to SOP 90-7.

(2)  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

   On April 15, 2002 ("Petition Date"), Exide and three of its wholly-owned, U.S. subsidiaries (RBD Liquidation, LLC ("RBD"), Exide Delaware, LLC ("Exide Delaware") and Exide Illinois, Inc. ("Exide Illinois") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under case numbers 02-11125 through 02-11128. On November 21, 2002, Refined Metals Corporation ("Refined") and Dixie Metals Company ("Dixie"), both wholly owned, non-operating subsidiaries of Exide, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court under case numbers 02-13449 and 02-13450. Refined and Dixie have no employees and negligible, if any, assets. RBD, Exide Delaware, Exide Illinois, Dixie and Refined, together with Exide are hereinafter referred to as the "Debtors." All of the foregoing cases are being jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125KJC.

   The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

   The Company decided to file itself and certain of its subsidiaries for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of adverse economic conditions on the Company's markets, particularly telecommunications, ongoing competitive pressures and capital market volatility. These factors contributed to a loss of revenues and resulted in significant operating losses and negative cash flows, severely impacting the Company's financial condition and its ability to maintain compliance with debt covenants.

   As debtors in possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company's operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the Chapter 11 filing, the Company entered into a "Standstill and Subordination

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

Agreement" with its pre-petition Senior Secured Global Credit Facility lenders, whereby those lenders have agreed to forbear collection of principal payments on foreign borrowings under this facility from non-debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events. No such events have occurred as of December 31, 2002 or through the date of this Report. See Note 12.

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

   Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness from the Debtors, as well as most other pending pre-petition litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan that provides for emergence from bankruptcy as a going concern, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be successfully implemented.

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

   On June 14, 2002, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. The Bankruptcy Code provides for a claims reconciliation and resolution process. The Company has filed a motion in Bankruptcy Court requesting a bar date of April 11, 2003 relating to general unsecured claims. A motion requesting a separate bar date for certain other claims is expected to be filed during February 2003. Pre-petition claims against the Company must be submitted to the Bankruptcy Court prior to the applicable bar date to be eligible to participate in any distribution of assets from the Company in connection with its plan of reorganization. As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

   The United States Trustee has appointed an unsecured creditors committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The Bankruptcy Court determined that the United States Trustee should appoint an official committee of equity holders, which it has done. The U.S. District Court for the District of Delaware subsequently issued an order directing the U.S. Trustee not to make such appointment during the pendancy of Exide's appeal of the Bankruptcy Court's determination, which order was subsequently reversed. The Company intends to appeal the matter to the United States Circuit Court of Appeals for the Third Circuit.

   At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on our business, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company's common stock would likely be substantially, if not completely, diluted or cancelled as a result of the conversion of debt to equity or any other compromise of interests. Further, it is also likely that the Company's 10% senior notes and convertible senior subordinated notes will suffer substantial impairment.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

             DEBTORS' CONDENSED COMBINED STATEMENTS OF OPERATIONS
                           (Unaudited, in thousands)

                                                           For the Period
                                                                From
                                             For the Three April 15, 2002
                                             Months Ended     Through
                                             December 31,   December 31,
                                                 2002           2002
                                             ------------- --------------
      NET SALES.............................   $243,659       $715,113
      COST OF SALES.........................    188,815        566,892
                                               --------       --------
             Gross profit...................     54,844        148,221
                                               --------       --------
      OPERATING EXPENSES:
         Selling, marketing and advertising.     27,322         75,377
         General and administrative.........     20,677         58,137
         Restructuring and other............      2,369          9,247
         Other income, net..................     (4,319)        (5,641)
                                               --------       --------
             Operating income...............      8,795         11,101
                                               --------       --------
      INTEREST EXPENSE, net.................     13,696         40,539
      REORGANIZATION ITEMS, net (Note 5)....      7,043         25,509
                                               --------       --------
         Loss before income taxes...........    (11,944)       (54,947)
      INCOME TAX PROVISION..................         --             --
                                               --------       --------
      NET LOSS..............................   $(11,944)      $(54,947)
                                               ========       ========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

                  DEBTORS' CONDENSED COMBINED BALANCE SHEETS
                           (Unaudited, in thousands)

                                                        December 31, September 30,
                                                            2002         2002
                                                        ------------ -------------
                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...........................  $    5,691   $    3,820
   Receivables, net....................................     155,934      158,806
   Intercompany receivables............................      44,348       56,186
   Inventories.........................................     159,939      163,351
   Prepaid expenses and other..........................      20,972       25,402
                                                         ----------   ----------
       Total current assets............................     386,884      407,565
                                                         ----------   ----------
PROPERTY, PLANT AND EQUIPMENT, net.....................     250,719      258,371
                                                         ----------   ----------
OTHER ASSETS:
   Goodwill and other intangibles, net.................      40,965       40,965
   Investments in affiliates...........................       1,804        2,381
   Deferred financing costs, net.......................       3,086        6,332
   Intercompany notes receivable.......................     242,001      229,467
   Other...............................................      25,219        7,843
                                                         ----------   ----------
                                                            313,075      286,988
                                                         ----------   ----------
       Total assets....................................  $  950,678   $  952,924
                                                         ==========   ==========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable....................................  $   32,790   $   39,074
   Accrued interest payable............................      20,636       12,449
   Accrued expenses, other.............................      72,446       43,128
   Current maturities of long-term debt (DIP Facility).     176,251           --
                                                         ----------   ----------
       Total current liabilities.......................     302,123       94,651
LONG-TERM DEBT (DIP Facility)..........................          --      195,133
NONCURRENT RETIREMENT OBLIGATIONS......................       7,868        5,371
LIABILITIES SUBJECT TO COMPROMISE......................   1,561,828    1,577,606
                                                         ----------   ----------
       Total liabilities...............................   1,871,819    1,872,761
STOCKHOLDERS' DEFICIT
       Total stockholders' deficit.....................    (921,141)    (919,837)
                                                         ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.....  $  950,678   $  952,924
                                                         ==========   ==========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

             DEBTORS' CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                      For the Period From
                                                        For the Three   April 15, 2002
                                                        Months Ended        Through
                                                        December 31,     December 31,
                                                            2002             2002
                                                        ------------- -------------------
CASH RECEIPTS:
   Third party receipts................................   $265,481        $  752,949
   Borrowings under DIP Credit Facility................    224,450           691,116
   Intercompany loan repayments by non-Debtor entities.     48,987            65,072
                                                          --------        ----------
       Total cash receipts.............................    538,918         1,509,137
CASH DISBURSEMENTS:
   Supplier payments...................................     89,559           250,478
   Repurchase of securitized accounts receivable.......         --           117,455
   Financing costs, fees and interest..................      3,120            31,239
   Capital expenditures................................      3,247            11,695
   Freight and logistics...............................     26,417            72,039
   Leasing and rental costs............................     13,803            31,246
   Payroll and benefits................................     66,038           187,635
   Professional / consulting fees......................      8,469            17,695
   Taxes...............................................      2,397            14,010
   Utilities...........................................     13,974            34,832
   Other disbursements.................................     42,191           121,472
   Intercompany loans to non-Debtor entities...........     24,500           103,500
   Repayments under DIP Credit Facility................    243,332           514,865
                                                          --------        ----------
       Total cash disbursements........................    537,047         1,508,161
                                                          --------        ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............      1,871               976
CASH AT BEGINNING OF PERIOD............................      3,820             4,715
                                                          --------        ----------
CASH AT END OF PERIOD..................................   $  5,691        $    5,691
                                                          ========        ==========

   The unaudited condensed consolidated statements of operations also include Reorganization items, net (consisting primarily of professional fees) for the period prior to the Petition Date from April 1 to April 14, 2002 and professional fees incurred by non-Debtor subsidiaries.

(4)  COMPREHENSIVE INCOME (LOSS)

   Total comprehensive income (loss) and its components are as follows:

                                                    For the Three Months Ended For the Nine Months Ended
                                                    ------------------------   ------------------------
                                                    December 31,  December 31, December 31, December 31,
                                                        2002          2001         2002         2001
                                                    ------------  ------------ ------------ ------------
Net loss...........................................   $(6,991)     $(200,471)   $(105,270)   $(240,211)
Cumulative effect of change in accounting principle        --             --           --          541
Reclassification to earnings of cash flow hedges...        --             --        2,083           --
Change in fair value of cash flow hedges...........        --            810           --       (3,471)
Change in cumulative translation adjustment........    30,786         (6,477)      55,196       (8,018)
                                                      -------      ---------    ---------    ---------
   Total comprehensive income (loss)...............   $23,795      $(206,138)   $ (47,991)   $(251,159)
                                                      =======      =========    =========    =========

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

(5)  REORGANIZATION ITEMS

   Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the unaudited condensed consolidated statements of operations. For the three and nine months ended December 31, 2002, the following have been incurred:

                                          For the Three For the Nine
                                          Months Ended  Months Ended
                                          December 31,  December 31,
                                              2002          2002
                                          ------------- ------------
           Professional fees.............    $8,525       $26,835
           Employee costs................       375         1,125
           Interest income...............      (445)       (1,470)
           Other.........................        --         2,083
                                             ------       -------
              Total reorganization items.    $8,455       $28,573
                                             ======       =======

   Net cash paid for reorganization items during the three and nine months ended December 31, 2002 was $8,781 and $17,904, respectively.

   The following paragraphs provide additional information relating to the above reorganization items for the three and nine months ended December 31, 2002:

  Professional fees

   In the three and nine months ended December 31, 2002, the Company recorded $8,525 and $26,835, respectively for professional fees. Professional fees include financial, legal and valuation services directly associated with the reorganization process, including fees incurred related to possible asset sales.

  Employee costs

   The Company has implemented a Bankruptcy Court-approved retention plan that provides for cash incentives to key members of our management team. The retention plan is a milestone-based plan expected to encourage employees to continue their employment through the reorganization process. During the three and nine months ended December 31, 2002, the Company recognized charges of $375 and $1,125, respectively related to this program. No payments were made during the nine months ended December 31, 2002.

  Interest income

   Interest income represents interest income earned by the Debtors as a result of assumed excess cash balances due to the Chapter 11 filing.

  Other

   Other represents contractual claims arising from termination of pre-petition financial instruments.

(6)  LIABILITIES SUBJECT TO COMPROMISE

   Under U.S. bankruptcy law, actions by creditors to collect indebtedness the Debtors owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. The Debtors have received approval from the Bankruptcy Court to pay certain pre-petition liabilities including certain employee salaries, wages and benefits and other obligations. All pre-petition liabilities of the Debtors have been classified as liabilities subject to compromise in the unaudited condensed consolidated balance sheets. Adjustments to these amounts may result from negotiations, payments authorized by the Bankruptcy Court, rejection of executory contracts including leases or other events. Amounts that we have recorded may ultimately be different than amounts filed by our creditors under the Bankruptcy Court claims reconciliation and resolution process.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   The following table summarizes the components of the liabilities classified as Liabilities Subject To Compromise in the unaudited condensed consolidated balance sheet as of December 31, 2002:

                                                        December 31,
                                                            2002
                                                        ------------
            Accounts payable...........................  $   91,892
            Accrued interest payable...................      19,403
            Restructuring reserve......................       9,650
            Warranty reserve...........................      17,684
            Accrued expenses...........................     132,171
            Retirement obligations.....................      77,180
            Long-term debt (Note 12)...................   1,075,106
            Other liabilities..........................     138,742
                                                         ----------
               Total liabilities subject to compromise.  $1,561,828
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

   The Company adopted SFAS 141 and 142 effective April 1, 2001. Upon adoption of SFAS 142, the Company no longer amortizes goodwill.

   During the first quarter of fiscal 2003, the Company experienced deterioration in the performance of its European Network Power business. This deterioration was not known or forecasted as of March 31, 2002. In accordance with the provisions of SFAS 142, the goodwill associated with the Network Power business was reviewed for impairment due to the fact that circumstances indicated the carrying value may not be recoverable. As a result, the Company recognized a goodwill impairment charge in the first quarter of fiscal 2003 of $37,000. This amount is in addition to the $105,000 goodwill impairment recorded in the third quarter of fiscal 2002 within the Network Power segment. The impairment charge was determined based upon a comparison of the book carrying value of this reporting segment, including goodwill, against its fair value, estimated using a discounted cash flow model. After giving effect to the first quarter fiscal 2003 impairment charge, all goodwill of the Network Power segment has been written off.

   The Company completed its annual impairment assessment of goodwill effective December 31, 2002, utilizing its most recently updated five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. As a result of the comparison of the book carrying values of its reporting segments, including goodwill, against these estimated fair values, the Company determined that no goodwill impairment charges were required. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Summarized goodwill activity for fiscal 2003 is as follows:

                                                    Nine Months
                                                       Ended
                                                 December 31, 2002
                                                 -----------------
              Goodwill, net at March 31, 2002...     $416,926
              Impairment charge.................      (37,000)
              Currency translation..............       72,576
                                                     --------
              Goodwill, net at December 31, 2002     $452,502
                                                     ========

   Subsequent to the impairment charges mentioned above, the remaining amounts of Goodwill, net at December 31, 2002 allocated to the Company's Transportation and Motive Power segments were approximately $262,500 and $190,002, respectively. If the assumptions used in determining the fair value of reporting units' change or there is significant erosion of business results, such changes could result in additional impairment charges in future periods.

(8)  INVENTORIES

   Inventories, valued by the first-in, first-out ("FIFO") method, consist of:

                                     December 31, March 31,
                                         2002       2002
                                     ------------ ---------
                     Raw materials..   $ 96,860   $ 81,089
                     Work-in-process     79,061     79,416
                     Finished goods.    255,115    244,162
                                       --------   --------
                                       $431,036   $404,667
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

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

   The Company currently has greater than 50% liability at three Superfund sites. Other than these sites, the Company's allocation exceeds 5% at seven sites for which the Company's share of liability has not been paid as of December 31, 2002. The current allocation at these seven sites averages approximately 22%.

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

   The Company expects that its international operations will continue to incur capital and operating expenses in connection with evolving environmental, health and safety requirements or more stringent enforcement of existing requirements in each country.

  Consolidated

   While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, management does not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company's long-term business, financial condition or results of operations.

   The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of December 31, 2002 and March 31, 2002 the amount of such reserves on the Company's unaudited condensed consolidated balance sheets was $77,396 and $70,543, respectively.

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

   In the U.S., the Company has advised each state and federal authority with whom we have negotiated plans for environmental investigations or remediation of the Debtors' Chapter 11 filing as required by those agreements or applicable rules. In some cases these authorities may require the Company to undertake certain agreed remedial activities under a modified schedule, or may seek to negotiate or require modified remedial activities. Such requests have been received at several sites and are the subject of ongoing discussions. At this time no requests or directives have been received which, individually or in the aggregate, would materially alter the Company's reserves or have a material adverse effect on the Company's business, financial condition or results of operations.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

  Former Senior Executives and Battery Quality Matters

   Exide established a $13,400 reserve in fiscal 2000 to cover litigation related to allegations that used batteries were sold as new. The Company has resolved these claims, including the third quarter fiscal 2002 settlement of the sole remaining "legacy" action, Houlihan v. Exide. As a result of the Houlihan settlement, the Company recorded an additional expense in the third quarter of fiscal 2002 of $1,400 for reimbursement of legal fees. At December 31, 2002, there is approximately a $2,500 reserve remaining, representing the Company's estimate of its remaining obligations under the Houlihan and other "legacy" settlements.

   On March 23, 2001, Exide reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of certain former senior executives of the Company. Under the terms of that settlement Exide agreed to pay a fine of $27,500 over five years, to five years probation and to cooperate with the U.S. Attorney in the prosecution of Arthur
M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company's compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against Exide if the Company violates the terms of the plea agreement or other provisions of law. The Company reserved $31,000 for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1,000 in the third quarter of fiscal 2002. At December 31, 2002, approximately $27,500 of this reserve remains. As a result of the imposition of the automatic stay arising upon the Debtors' Chapter 11 filings, the Company has not paid any of its $27,500 fine. The Company is uncertain what effect this non-payment and the Bankruptcy Code may have with respect to the plea agreement.

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

   The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and intends to seek reimbursement for those amounts. However, the Company has not recognized any receivable for such reimbursements as of December 31, 2002.

   The Company has completed an investigation and determined that due to a deviation from manufacturing procedures approximately 950,000 automotive aftermarket batteries sold during 2001 and 2002 in North America did not contain one minor feature of several advertised for the batteries. In all cases the batteries performed in accordance with their labeled specifications. The feature was reinstated and the Company is in the process of discussing the situation with its customers. The Company cannot predict at this time the effects of this matter on its business, but the remediation to be offered is not expected to be material to its financial condition, cash flows or results of operations.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

  Hazardous Materials

   Exide is involved in several lawsuits pending in state and federal courts in South Carolina, Pennsylvania, Indiana, Texas and Tennessee. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. In January 2002, the counsel that brought the South Carolina actions filed additional claims in the Circuit Court for Greenville County, South Carolina. The Company's preliminary review of these claims suggest they are without merit, and the Company plans to vigorously defend itself in these matters. The Company does not believe any reserves are currently warranted for any of these claims.

  GNB Acquisition

   In July 2001, Pacific Dunlop Holdings (US), Inc. ("PDH") and several of its foreign affiliates (the "Sellers") under the various agreements through which Exide acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment, and conversion against Exide and three of its foreign affiliates. The Sellers maintain they are entitled to approximately $17,000 in cash assets acquired by the defendants through their acquisition of GNB. In December, 2001, the Court denied the defendants' motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and, in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court transferred the case to the U.S. Bankruptcy Court in Delaware, where the plaintiff's motion to abstain or remand will be heard. To the extent this action implicates Exide's interests, management plans to vigorously defend the action and pursue the counterclaim.

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


  Guarantees

   In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company is in the process of completing its evaluation of the accounting impact of this statement.

   At December 31, 2002 the Company had letters of credit with a face value of $9,684 ($3,838 of which is

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES
pre-petition) and surety bonds with a face value of $58,465 outstanding. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental clean-up obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The surety bonds have annual terms but are generally renewable by the Company. It is expected that limited availability of new surety bonds from traditional sources and restricted credit availability under the Company's DIP Credit Facility may impact the Company's liquidity needs in future periods.

  Warranty

   The Company provides customers various warranty or return privileges in each of its three segments. The estimated cost of warranty is recognized as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim date.

   A reconciliation of changes in the Company's consolidated warranty liability for the nine month period ended December 31, 2002 follows:

        Balance at March 31, 2002............................. $ 65,409
        Accrual for warranties provided during the period.....   39,103
        Accrual/release of pre-existing warranties............   (4,800)
        Settlements made (in cash or credit) during the period  (33,859)
                                                               --------
        Balance at December 31, 2002.......................... $ 65,853
                                                               ========

  Other

   In a February 2003 report, the Company's principal French subsidiary was notified by local competition authorities that in connection with certain sales of batteries by several French manufacturers in 1997, the subsidiary may have violated local competition laws. While significant fines could be imposed for such actions, the Company does not believe that the subsidiary acted improperly and intends to defend this matter vigorously. The Company does not believe any reserves are currently warranted for this matter.

   On June 6, 2002, McKinsey & Company International filed suit against Exide Holding Europe, S.A., Compagnie Europeene D'accumulateurs, S.A., Euro Exide Corporation Ltd., Exide Italia S.r.l, Deutsche Exide GmbH and Exide Transportation Holding Europe, S.L. in the U.S. District Court for the Southern District of New York, seeking to compel arbitration of McKinsey's request for payment of approximately $5,000 in consulting fees allegedly incurred by Exide. The Company intends to vigorously defend the suit. The Company has recorded a liability related to this matter that is classified as a liability subject to compromise in the unaudited condensed consolidated balance sheet at December 31, 2002. McKinsey also has initiated arbitration to resolve the dispute, and the arbitration is proceeding over respondents' objection before the American Arbitration Association's International Centre for Dispute Resolution. The arbitration is expected to conclude during 2003.

   Exide is a defendant in an arbitration proceeding initiated in October of 2001, by Margulead Limited ("Margulead"). In June of 1997, GNB, now an operating division of Exide, entered into an agreement with Margulead which Margulead contends obligated Exide to build a facility to test and develop certain lead acid battery recycling technology allegedly developed by Margulead. Exide terminated this agreement after the Margulead technology failed to meet success criteria represented by Margulead. Margulead now alleges breach of contract and has requested damages in the amount of approximately $2,600, which represents the alleged projected cost of building a testing facility. Margulead has indicated that it may amend its claim to seek higher damage amounts. Because Margulead is a foreign entity and the arbitration is pending in London, the arbitration is currently proceeding notwithstanding Exide's Chapter 11 proceedings. The Company intends to defend the claim and denies liability thereunder.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

   In addition, during the first, second and third quarters of fiscal 2003 the Company recognized restructuring charges of $6,288, $3,997 and $3,837, representing $3,339, $3,933 and $3,711 for severance and related closure costs and $2,949, $64 and $126 for non-cash charges related to the write-down of machinery and equipment. The charges for the first quarter of fiscal 2003 related to the downsizing of a North American Network Power facility and the closure of a Transport facility in Cwmbran, Wales. Approximately 300 positions, principally plant employees, have been eliminated in connection with the first quarter fiscal 2003 plans. The charges for the second quarter of fiscal 2003 principally resulted from corporate severance and the closure of a North American Transportation facility. Approximately 120 positions have been eliminated in connection with the second quarter fiscal 2003 plans. The charges for the third quarter of fiscal 2003 resulted from European headcount reductions, change to prior estimates of fiscal 2002 North American pension curtailment obligations and ongoing costs associated with fiscal 2003 North American plastics and manufacturing facility closures. Approximately 15 positions have been eliminated in connection with these third quarter actions.

   Summarized restructuring reserve activity for these programs are as follows:

                             Severance Costs Write-Offs Closure Costs   Total
                             --------------- ---------- ------------- --------
Balance at March 31, 2002...    $ 16,500      $    --      $15,300    $ 31,800
Charges, fiscal 2003........       9,142        3,139        1,841      14,122
Payments and charge-offs....     (12,058)      (3,139)      (6,090)    (21,287)
Currency changes............       1,922           --        1,458       3,380
                                --------      -------      -------    --------
Balance at December 31, 2002    $ 15,506      $    --      $12,509    $ 28,015
                                ========      =======      =======    ========

(12)  DEBT

   At December 31, 2002, short-term borrowings of $15,165 consisted of various operating lines of credit and working capital facilities maintained by certain of the Company's non-U.S. subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

   Total long-term debt at December 31, 2002 comprises the following:

                                                                                                   December 31,
                                                                                                       2002
                                                                                                   ------------
Debt Not Subject To Compromise:
   DIP Credit Facility--Borrowings at LIBOR plus 3.75%(2).........................................  $  176,251
   Senior Secured Global Credit Facilities Agreement (Europe)--Borrowings primarily at
     LIBOR plus 4.75% to 5.25%(2).................................................................     269,888
   9.125% Senior Notes (Deutsche mark denominated, due April 15, 2004)............................      93,825
   European Accounts Receivable Securitization(2).................................................     154,641
   Other, including capital lease obligations and other loans at interest rates generally ranging
     from 0.0% to 11.0% due in installments through 2015(1).......................................      21,789
                                                                                                    ----------
       Total debt not subject to compromise.......................................................     716,394
   Less--current maturities (included in total debt not subject to compromise above)..............     602,444
                                                                                                    ----------
                                                                                                    $  113,950
                                                                                                    ==========
Debt Subject To Compromise:
   Senior Secured Global Credit Facilities Agreement (U.S.)--Borrowings primarily at LIBOR plus 4.75% to 5.25%..........................................................................  $  431,121
   10% Senior Notes, due April 15, 2005...........................................................     300,000
   Convertible Senior Subordinated Notes, due December 15, 2005...................................     321,132
   Other..........................................................................................      22,853
                                                                                                    ----------
       Total debt subject to compromise (Note 6)..................................................  $1,075,106
                                                                                                    ==========

--------
(1) Includes various operating lines of credit and working capital facilities maintained by certain of the Company's non-U.S. subsidiaries.
(2) Debt classified as current as of December 31, 2002 based upon maturity dates of the DIP Credit Facility and Standstill and Subordination Agreement.

   Total debt at December 31, 2002 and March 31, 2002 was $1,806,665 (including amounts subject to compromise) and $1,413,272, respectively.

   On April 15, 2002, the Company and three of its wholly-owned U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the filing, the Company also entered into a "Standstill and Subordination Agreement" with its pre-petition Senior Secured Global Credit Facility lenders, whereby the lenders have agreed to forbear collections of principal payments on foreign borrowings under this facility from non-Debtor subsidiaries until December 18, 2003, subject to earlier termination upon the occurrence of certain events. No such events have occurred as of December 31, 2002 or through the date of this Report. Borrowings under the Senior Secured Global Credit Facility by the Debtors are subject to compromise. Interest obligations for the non-Debtor subsidiaries will continue to be accrued and paid when due. The Standstill and Subordination Agreement contains essentially the same financial covenants as the DIP Credit Facility. See Note 2 for further discussion of the Company's bankruptcy considerations and reorganization plans.

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

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

   The revolving credit tranche of the DIP Credit Facility provides for borrowing up to $121,000, of which up to $65,000 is available to Exide Technologies for on-lending to its foreign subsidiaries. An additional $50,000 sub-facility is also available to the foreign subsidiaries based on certain collateral asset values in the United Kingdom and Canada. To the extent funds are borrowed under the DIP and on-lent to foreign subsidiaries, additional liens on certain assets of the borrowing foreign subsidiary and related guarantees are required. Up to $40,000 of the revolving credit tranche is available for letters of credit. Total availability under the DIP Credit Facility as of December 31, 2002 was approximately $37,250.

   Borrowings under the DIP Credit Facility bear interest at base rate plus 2.75% per annum or Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes accounts receivable, inventory and certain property. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain monthly specified levels of earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur indebtedness, create or incur liens or guarantees, make investments or restricted payments, enter into leases, sell or dispose of assets, change the nature of the Company's business or enter into related party transactions. The Company believes it was in compliance with the DIP Credit Facility covenants as of December 31, 2002. Based upon recently updated business plans, the Company expects that it will require amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. Currently, the Company expects that it will be able to obtain such amendments, and thereby maintain adequate financial resources during the next twelve months (considering both funds available under the DIP Credit Facility and cash flows generated from operations) while pursuing its strategic options and development of a plan of reorganization. However, no assurance can be given that the Company will be able to obtain such amendments or maintain compliance with its covenants or have adequate financial resources available during the next twelve months. Failure to maintain compliance with these covenants in the future would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company's availability to funds necessary to maintain its operations and assist in funding of its reorganization plans.

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

   The DIP Credit Facility matures on the earlier of February 15, 2004, 30 days before the pre-petition Revolving Credit and Tranche A Senior Secured Credit Facilities mature (December 18, 2003) or the date on which the Company emerges from bankruptcy.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

(13)  INTEREST EXPENSE, NET

   Interest income of $498 and $1,203 is included in Interest expense, net in the unaudited condensed consolidated statements of operations for the three months ended December 31, 2002 and December 31, 2001, respectively. Interest income of $1,312 and $2,652 is included in Interest expense, net for the nine months ended December 31, 2002 and December 31, 2001, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing is recorded in Reorganization items, net in the unaudited condensed consolidated statements of operations, for the three and nine months ended December 31, 2002. See Note 5.

   As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets in accordance with SOP 90-7. Interest is being accrued on certain pre-petition debt to the extent that the Company believes it is probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the three and nine months ended December 31, 2002 was approximately $10,411 and $29,418, respectively.

(14)  OTHER (INCOME) EXPENSE, NET

                                       For the Three Months Ended For the Nine Months Ended
                                       ------------------------   ------------------------
                                       December 31,  December 31, December 31, December 31,
                                           2002          2001         2002         2001
                                       ------------  ------------ ------------ ------------
Losses on sales of accounts receivable   $ 2,829        $3,195      $  8,566     $10,534
Equity income.........................      (513)         (437)       (1,436)     (1,312)
Debt-to-equity conversion.............        --            --            --      13,873
Currency (gain) loss..................    (8,191)        3,001       (20,448)      2,688
Other.................................       528           (32)        1,078      (1,445)
                                         -------        ------      --------     -------
                                         $(5,347)       $5,727      $(12,240)    $24,338
                                         =======        ======      ========     =======

   Losses on sales of receivables represent expenses related to the Company's receivables sales facilities. See Note 12.

   In fiscal 2002, the Company incurred a non-cash charge for the debt-to-equity conversion of Convertible Senior Subordinated Notes.

   In fiscal 2003, the Company has recognized net currency gains, primarily from the translation of U.S. dollar denominated borrowings in Europe.

(15)  NET LOSS PER SHARE

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

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

(16)  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

   In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No's. 4, 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections." This Statement requires gains and losses from extinguishments of debt to be classified as an extraordinary item only if the criterion in Opinion 30 has been met. Further, lease modification with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provision of this Statement related to the rescission of SFAS No. 4 and the amendment of SFAS No. 13 are effective beginning in fiscal 2003 and for transactions occurring after May 15, 2002, respectively, and are not expected to have a significant impact on the Company's unaudited condensed consolidated financial statements. All other provisions are effective for financial statements issued on or after May 15, 2002, and did not have a significant impact on our unaudited condensed consolidated financial statements presented herein.

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

   In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. This Interpretation addresses consolidation by business enterprises of certain variable interest entities ("VIEs"). The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of this Interpretation will be applicable no later than the beginning of the first interim or annual period beginning after June 15, 2003. Further, the disclosure requirements of the Interpretation are applicable for all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created.

   The Company is in the process of completing its evaluation of the impact of these statements.

(17)  SEGMENT INFORMATION

   Beginning October 1, 2001, the Company changed its organizational structure such that operations are managed and reported in three segments:
Transportation, Motive Power and Network Power.

                      EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

   Selected financial information concerning the Company's reportable segments is as follows:

                                     For the Three Months Ended December 31, 2002
                            -------------------------------------------------------------
                                                         Network
                            Transportation Motive Power   Power      Other    Consolidated
                            -------------- ------------ ---------  ---------  ------------
Net sales..................   $  397,878     $125,599   $  98,663  $      --   $  622,140
Gross profit...............       95,121       28,806      28,898         --      152,825
Operating income (loss) (c)       53,120        7,129      12,981    (30,963)      42,267

                                     For the Three Months Ended December 31, 2001
                            -------------------------------------------------------------
                                                         Network
                            Transportation Motive Power   Power      Other    Consolidated
                            -------------- ------------ ---------  ---------  ------------
Net sales..................   $  408,440     $120,417   $ 104,337  $      --   $  633,194
Gross profit...............       62,248       29,244      18,549         --      110,041
Operating income (loss) (d)         (442)       5,273    (117,378)   (43,914)    (156,461)

                                     For the Nine Months Ended December 31, 2002
                            -------------------------------------------------------------
                                                         Network
                            Transportation Motive Power  Power(b)    Other    Consolidated
                            -------------- ------------ ---------  ---------  ------------
Net sales..................   $1,126,162     $349,432   $ 280,898  $      --   $1,756,492
Gross profit...............      237,280       79,916      73,916         --      391,112
Operating income (loss) (e)      113,267       15,480     (19,409)   (87,401)      21,937

                                     For the Nine Months Ended December 31, 2001
                            -------------------------------------------------------------
                                                         Network
                            Transportation Motive Power   Power     Other(a)  Consolidated
                            -------------- ------------ ---------  ---------  ------------
Net sales..................   $1,180,655     $362,316   $ 345,706  $      --   $1,888,677
Gross profit...............      194,304       93,167      90,422         --      377,893
Operating income (loss) (f)       43,140       25,220     (88,215)  (107,647)    (127,502)

--------
(a) Includes a credit of $8,185 related to the termination of a purchased research and development agreement with Lion Compact Energy and a $13,873 charge related to debt-for-equity exchanges.
(b) Includes $37,000 goodwill impairment charge recorded in the first quarter of fiscal 2003.
(c) Includes restructuring charges of $3,212, $(224), $(437) and $1,286 within Transportation, Motive, Network and Other, respectively.
(d) Includes restructuring charges of $2,199, $1,218, $8,241 and $1,968 within Transportation, Motive, Network and Other, respectively.
(e) Includes restructuring charges of $7,081, $54, $5,357 and $1,630 within Transportation, Motive, Network and Other, respectively.
(f) Includes restructuring charges of $5,744, $2,662, $11,899 and $4,379 within Transportation, Motive, Network and Other, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations (Dollars     in thousands, except per-share data)

Overview

   On April 15, 2002 ("Petition Date"), Exide and three of its wholly-owned, U.S. subsidiaries (RBD Liquidation, LLC ("RBD"), Exide Delaware, LLC ("Exide Delaware") and Exide Illinois, Inc. ("Exide Illinois") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under case numbers 02-11125 through 02-11128. On November 21, 2002, Refined Metals Corporation ("Refined") and Dixie Metals Company ("Dixie"), both wholly owned, non-operating subsidiaries of Exide, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court under case numbers 02-13449 and 02-13450. Refined and Dixie have no employees and negligible, if any, assets. RBD, Exide Delaware, Exide Illinois, Dixie and Refined, together with Exide are hereinafter referred to as the "Debtors." All of the foregoing cases are being jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125KJC.

   The Company decided to file itself and certain of its subsidiaries for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of adverse economic conditions on the Company's markets, particularly telecommunications, ongoing competitive pressures and capital market volatility. These factors contributed to a loss of revenues and resulted in significant operating losses and negative cash flows, severely impacting the Company's financial condition and its ability to maintain compliance with debt covenants.

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

Factors That Affect Our Financial Performance

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

   Exchange Rates. We are exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. We are also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of our non-U.S. sales and expenses. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted our results for the periods presented herein.

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

   The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan, compliance with the provisions of both the DIP Credit Facility and other ongoing borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company's future obligations as well as the contingencies related to Former Senior Executives and Battery Quality Matters described in Note 10. Based upon recently updated business plans, the Company expects that it will require amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. Currently, the Company expects that it will be able to obtain such amendments, and thereby maintain adequate financial resources during the next twelve months (considering both funds available under the DIP Credit Facility and cash flows generated from operations) while pursuing its strategic options and development of a plan of reorganization. However, no assurance can be given that the Company will be able to obtain such amendments or maintain compliance with its covenants or have adequate financial resources available during the next twelve months. Failure to maintain compliance with these covenants in the future would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company's availability to funds necessary to maintain its operations and assist in funding of its reorganization plans. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will likely result in material changes to the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not, however, include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Results of Operations

  Three months ended December 31, 2002 compared with the three months ended December 31, 2001.

   Overview

   Net loss for the third quarter of fiscal 2003 was $6,991 or $0.26 per diluted share versus net loss of $200,471 or $7.33 per diluted share last year. Third quarter fiscal 2003 results include restructuring costs of $3,837, primarily for severance and costs related to work force reductions, and reorganization items in connection with the bankruptcy of $8,455. In the third quarter of fiscal 2002, the Company recorded a goodwill impairment charge of $105,000 and restructuring charges of $13,626, primarily for severance related to work force reductions as well as the closure of the Maple, Ontario manufacturing operation. Currency favorably impacted operating income by $2,997 in the third quarter of fiscal 2003. In addition, currency remeasurement gains of $8,191, primarily on U.S. dollar denominated debt in Europe, have been recognized in operating income.

   Net Sales

   Net sales were $622,140 in the third quarter of fiscal 2003 versus $633,194 in the third quarter of fiscal 2002. The decrease in net sales was due to sales volumes declines in each of the Company's business segments. Currency positively impacted net sales by $35,626, principally from appreciation of the Euro against the U.S. dollar.

   Net sales in the Transportation segment were $397,878 in the third quarter of fiscal 2003 versus $408,440 in the third quarter of fiscal 2002. Transportation revenues in North America declined due to reduced unit volumes principally due to lost business and territories in our aftermarket accounts, while European volumes were also lower than the prior year. These reductions were partially offset by benefits from warranty management programs in North America. Results for the third quarter of fiscal 2003 were also favorably impacted by approximately $4,800 from changes in estimates of historical warranty obligations based upon new commercial arrangements. Currency positively impacted Transportation net sales, principally in Europe, in fiscal 2003 by approximately $18,473.

   Motive Power sales for the third quarter of fiscal 2003 were $125,599 versus $120,417 in the third quarter of fiscal 2002. General softness in the overall economies in the U.S. and Western Europe resulted in lower sales volume in Motive Power. Currency positively impacted Motive Power net sales in fiscal 2003 by approximately $10,172.

   Network Power sales for the third quarter of fiscal 2003 were $98,663 versus $104,337 in the third quarter of fiscal 2002. The decrease was attributable to lower sales volumes which were a direct result of the significantly weaker telecommunications markets including the adverse effect of a slowdown in Europe and Asia, similar to that seen in North America during fiscal 2002. Currency positively impacted Network Power net sales in fiscal 2003 by approximately $6,981.

   Gross Profit

   Gross profit was $152,825 in the third quarter of fiscal 2003 versus $110,041 in the third quarter of fiscal 2002. The gross margin increased to 24.6% in the third quarter of fiscal 2003 from 17.4% in the third quarter of fiscal 2002. Third quarter fiscal 2002 gross profit was negatively impacted by a charge of $15,500 related to increased reserves for purchase commitments and a $10,000 charge to write down excess inventories. The remaining favorable change in gross profit is primarily due to the Company's continued plant rationalization and headcount reduction programs, warranty management programs in North America and lower lead pricing in Europe, offset partially by lower sales volumes and higher production costs related to under-absorption of fixed overheads. Stronger European currencies versus the U.S. dollar favorably impacted gross profit by approximately $9,212.

   Transportation gross profit was $95,121 in the third quarter versus $62,248 in the third quarter of fiscal 2002. The effect of lower North American sales volumes was more than offset by the benefits from plant rationalization and headcount reductions, North American warranty management programs, including a $4,800 reduction in warranty reserves related to a change in estimate of historical obligations, lead pricing in Europe and European currency effects. Third quarter fiscal 2002 gross profit included charges to cost of sales of $15,500 to increase reserves for purchase commitments and $3,000 to write down excess inventories. Gross margin was 23.9% in the third quarter of fiscal 2003 versus 15.2% in the third quarter of fiscal 2002. Stronger European currencies versus the U.S. dollar favorably impacted gross profit by approximately $4,735.

   Motive Power gross profit was $28,806 in the third quarter versus $29,244 in the third quarter of fiscal 2002. The decrease was due to lower sales volumes, an unfavorable sales mix (smaller size battery systems) and higher production costs related to under-absorption of fixed overheads. Third quarter fiscal 2002 gross profit included a charge to cost of sales of $4,000 to write down excess inventories. Gross margin was 22.9% in the third quarter of fiscal 2003 versus 24.3% in the third quarter of fiscal 2002. Stronger European currencies versus the U.S. dollar favorably impacted gross profit by approximately $2,476.

   Network Power gross profit was $28,898 in the third quarter versus $18,549 in the third quarter of fiscal 2002. Third quarter fiscal 2002 gross profit included charges of $3,000 to write down excess inventories, $2,200 to write off inventory in the Company's China operation and also reflected the negative impact of under-absorption of fixed overheads due to production schedule reductions. Gross margin was 29.3% in the third quarter of fiscal 2003 versus 17.8% in the third quarter of fiscal 2002. Stronger European currencies versus the U.S. dollar favorably impacted gross profit by approximately $2,001.

   Operating Expenses

   Operating expenses were $110,558 in the third quarter of fiscal 2003 versus $266,502 in the third quarter of fiscal 2002. Included in operating expenses in the third quarter of fiscal 2003 are restructuring charges of $3,837. Third quarter fiscal 2002 operating expenses included a goodwill impairment charge in Network power of $105,000 and restructuring of $13,626. Excluding these items, operating expenses were $106,721 and $147,876 in the third quarter of fiscal 2003 and 2002, respectively. Stronger European currencies unfavorably impacted operating expenses by approximately $6,215 in fiscal 2003. The change in operating expenses was impacted by the following matters: (i) Fiscal 2003 selling, marketing and advertising costs in each of the Company's business segments were favorably impacted by the Company's cost-reduction programs, primarily through headcount reductions; (ii) Fiscal 2002 operating expenses included bad debt provisions of $16,000; (iii) General and administrative expenses in fiscal 2003 were unfavorably impacted by higher pension costs, rising insurance premiums and information technology costs, offset partially by cost-reduction programs; and (iv) Fiscal 2003 operating expenses included currency remeasurement gains of $8,191.

   Transportation operating expenses were $42,001 in the third quarter of fiscal 2003 versus $62,690 in the third quarter of fiscal 2002. The decrease was primarily due to a $12,600 bad debt provision on receivables from K-Mart in fiscal 2002 and the Company's cost-reduction programs. Motive Power operating expenses were $21,677 in the third quarter of fiscal 2003 versus $23,971 in the third quarter of fiscal 2002 . Network Power operating expenses were $15,917 in the third quarter of fiscal 2003 versus $135,926 in fiscal 2002. The decrease was primarily due to a $105,000 goodwill impairment charge, $9,282 restructuring charge and $3,400 bad debt provision related to the Company's China operations in fiscal 2002.

   Corporate and other operating expenses were $30,963 in the third quarter of fiscal 2003 versus $43,914 in the third quarter of fiscal 2002. The decrease is due primarily to currency remeasurement gains, primarily on U.S. dollar denominated borrowings in Europe, amounting to $8,191, that had been hedged in the prior period.

   Income Taxes

   In the third quarter of fiscal 2003, an income tax provision of $12,254 was recorded on pre-tax income of $5,600. In fiscal 2002, an income tax provision of $8,262 was recorded on a pre-tax loss of $191,923.

   Income tax expense for the third quarter of fiscal year 2003 was driven by income generation in tax-paying jurisdictions, principally Europe, with no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses, in both the U.S. and certain other international regions. The effective tax rate for the third quarter of fiscal 2002 was impacted by the non-deductibility of the Network Power goodwill impairment charge and recognition of valuation allowances on tax benefits generated from current and prior period losses.

   Interest Expense, Net

   Interest expense, net was $28,212 in the third quarter of fiscal 2003 versus $35,462 in the third quarter of fiscal 2002. The decrease in interest expense is principally attributed to ceasing accruing certain interest on pre-petition debt classified as Liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet in accordance with SOP 90-7. Interest at the stated contractual amount on debt that was not charged to operations for the three months ended December 31, 2002 was approximately $10,411. Excluding interest not charged pursuant to the Bankruptcy, higher interest costs were driven by the new DIP Credit Facility and amortization of deferred financing costs.

   Reorganization Items

   Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited consolidated statements of operations. Reorganization charges for the three months ended December 31, 2002 were $8,455. These charges comprise the following items: professional fees including financial and legal services; employee retention costs for key members of management; and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 5.

  Nine months ended December 31, 2002 compared with the nine months ended December 31, 2001.

   Overview

   Net loss for the nine months of fiscal 2003 was $105,270 or $3.84 per basic and diluted share versus net loss of $240,211 or $9.03 per basic and diluted share during the same period of fiscal 2002. Included in the consolidated net loss for the nine months of fiscal 2003 is a non-cash charge of $37,000 for goodwill impairment resulting from an evaluation of results and updated projections of the Network Power business, following the recent deterioration of this segment's European performance. Results also include fiscal 2003 restructuring costs of $14,122 and reorganization items in connection with the Bankruptcy of $28,573. Fiscal 2002 results included a goodwill impairment charge of $105,000, restructuring costs of $24,684 related to work force reductions and $13,873 of non-cash charges related to debt-for-equity exchanges. In addition, the Company recorded a credit of $8,185 during the second quarter of fiscal 2002 relating to the early termination of a purchased research and development agreement with LCE. Currency favorably impacted operating income by $5,377 in the nine months of fiscal 2003. In addition, currency remeasurement gains of $20,448, primarily on U.S. dollar denominated debt in Europe, have been recognized in operating income in fiscal 2003.

   Net Sales

   Net sales were $1,756,492 in the nine months of fiscal 2003 versus $1,888,677 in the same period of fiscal 2002. The decrease in net sales was due to sales volume declines in all three of the Company's business segments. Currency positively impacted net sales by $75,325 in fiscal 2003, principally from appreciation of the Euro against the U.S. dollar.

   Net sales in the Transportation segment were $1,126,162 in the nine months of fiscal 2003 versus $1,180,655 in the same period of fiscal 2002. Transportation revenues in North America declined due to reduced unit volumes principally due to lost business and territories in our aftermarket accounts, while European volumes were down slightly from the prior year. These reductions were partially offset by benefits from warranty management programs in North America. Results for the nine months of fiscal 2003 were also favorably impacted by approximately $4,800 from changes in estimates of historical warranty obligations based upon new commercial arrangements. Currency positively impacted Transportation net sales in fiscal 2003, principally in Europe, by approximately $37,862.

   Motive Power sales for the nine months of fiscal 2003 were $349,432 versus $362,316 in the same period of fiscal 2002. The decrease was due to general softness in the overall economies in Motive Power's two major markets: the U.S. and Western Europe. Currency positively impacted Motive Power net sales in fiscal 2003, principally in Europe, by approximately $21,986.

   Network Power sales for the nine months of fiscal 2003 were $280,898 versus $345,706 in the same period of fiscal 2002. Lower sales were a direct result of the significantly weaker telecommunications markets, including the adverse effect of the slowdown in Europe and Asia, similar to that seen in North America during fiscal 2002. Currency positively impacted Network Power net sales in fiscal 2003, principally in Europe, by approximately $15,477.

   Gross Profit

   Gross profit was $391,112 in the first nine months of fiscal 2003 versus $377,893 in the same period of fiscal 2002. The gross margin increased slightly to 22.3% in the nine months of fiscal 2003 from 20.0% in the same period of fiscal 2002, primarily due to the warranty management programs in North America including a $4,800 reduction in warranty reserves related to changes in estimates of historical obligations, continued plant rationalization and headcount reduction programs and lower lead pricing in Europe, offset partially by lower sales volumes and higher production costs related to under-absorption of fixed overheads. Gross profit in the nine months of fiscal 2002 was also negatively impacted by third quarter charges of $15,500 related to purchase commitments and $10,000 to write down excess inventories. Stronger European currencies versus the U.S. dollar favorably impacted gross profit by approximately $18,878.

   Transportation gross profit was $237,280 in the nine months of fiscal 2003 versus $194,304 in the same period of fiscal 2002. The effect of lower sales volumes was more than offset by the benefits from plant rationalization and headcount reductions, North American warranty management programs including a $4,800 reduction in warranty reserves, lead pricing in Europe and European currency effects. Gross profit in the nine months of fiscal 2002 was also negatively impacted by third quarter charges of $15,500 related to purchase commitments and $3,000 to write down excess inventories. Gross margin was 21.1% for the nine months of fiscal 2003 versus 16.5% in the same period of fiscal 2002. Stronger European currencies versus the U.S. dollar favorably impacted gross profit by approximately $9,285.

   Motive Power gross profit was $79,916 for the nine months of fiscal 2003 versus $93,167 in the same period of fiscal 2002. The decrease was due to lower sales volumes, an unfavorable sales mix (smaller size battery systems) and higher production costs related to under-absorption of fixed overheads. Gross margin was 22.9% in the nine months of fiscal 2003 versus 25.7% in the same period of fiscal 2002. Stronger European currencies versus the U.S. dollar favorably impacted gross profit by approximately $5,387.

   Network Power gross profit was $73,916 for the nine months of fiscal 2003 versus $90,422 in the same period of fiscal 2002. The decrease was due to significantly weaker demand in the telecommunications market and higher production costs related to under-absorption of fixed overheads. Gross profit margins were also negatively impacted by changes in sales mix including reduced sales of higher margin products. Gross profit in the nine months of fiscal 2002 was negatively impacted by third quarter charges of $3,000 to write down excess inventories and $2,200 to write off inventory in the Company's China operation. Gross margin was 26.3% in the nine months of fiscal 2003 versus 26.2% in the same period of fiscal 2002. Stronger European currencies versus the U.S. dollar favorably impacted gross profit by approximately $4,206.

   Operating Expenses

   Operating expenses were $369,175 in the nine months of fiscal 2003 versus $505,395 in the same period of fiscal 2002. Included in fiscal 2003 operating expenses are restructuring charges of $14,122 and a goodwill impairment charge of $37,000. Fiscal 2002 operating expenses include restructuring charges of $24,684, a goodwill impairment charge of $105,000 and a $13,873 non-cash charge related to debt-for-equity exchanges included in Other (income) expense, net, and a credit of $8,185 related to the early termination of a purchased research and development agreement with LCE. Excluding these items, operating expenses were $318,053 and $370,023 for the nine months of fiscal 2003 and fiscal 2002, respectively. Stronger European currencies unfavorably impacted operating expenses by approximately $13,501 in fiscal 2003. The change in operating expenses was impacted by the following matters: (i) Fiscal 2003 selling, marketing and advertising costs in each of the Company's business segments were favorably impacted by the Company's cost-reduction programs, primarily through headcount reductions, and lower sales volumes; (ii) Fiscal 2002 operating expenses included bad debt provisions of $16,000; (iii) General and administrative expenses in fiscal 2003 were unfavorably impacted by higher pension costs, rising insurance premiums, information technology costs, environmental reserves and consulting fees unrelated to reorganization efforts; and (iv) Fiscal 2003 operating expenses included currency remeasurement gains of $20,448.

   Transportation operating expenses were $124,013 in the nine months of fiscal 2003 versus $151,164 in the same period of fiscal 2002. The decrease was primarily due to a $12,600 bad debt provision on K-Mart receivables in fiscal 2002 and the Company's cost reduction programs. Motive Power operating expenses were $64,436 in the nine months of fiscal 2003 versus $67,947 in the same period of fiscal 2002 to. Network Power operating expenses were $93,325 in the nine months of fiscal 2003 versus $178,637 in the same period of fiscal 2002. The nine months of fiscal 2003 included a $37,000 goodwill impairment charge and the same period of fiscal 2002 included a $105,000 goodwill impairment charge and $3,400 bad debt provision related to the Company's China operation. Excluding these items Network Power operating expenses decreased $13,912 due primarily to the Company's cost-reduction programs.

   Corporate and other operating expenses were $87,401 in the nine months of fiscal 2003 versus $107,647 in the same period of fiscal 2002. Fiscal 2002 operating expenses include a credit of $8,185 related to the early termination of a purchased research and development agreement with LCE and a $13,873 debt-for-equity non-cash charge. The decrease in expenses, excluding these items, is due to currency remeasurement gains, primarily on U.S. dollar denominated borrowings in Europe, amounting to approximately $20,448 that had been hedged in the prior period.

   Income Taxes

   For the nine months of fiscal 2003, an income tax provision of $18,236 was recorded on a pre-tax loss of $86,806. In the same period of fiscal 2002, an income tax provision of $8,991 was recorded on a pre-tax loss of $230,156. The effective tax rate was (21.0)% and (3.9)% in the nine months of fiscal 2003 and fiscal 2002, respectively.

   Income tax expense for the first nine months of fiscal year 2003 was driven by income generation in tax-paying jurisdictions, principally Europe, with no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses, in both the U.S. and certain international regions, as well as the non-deductibility of the Network Power goodwill impairment charge. The effective tax rate for fiscal 2002 was impacted by the non-deductibility of the Network Power goodwill impairment charge and the tax treatment of the debt-for-equity exchanges and the LCE agreement termination.

   Interest Expense, Net

   Interest expense, net was $80,170 in the nine months of fiscal 2003 versus $102,654 in the same period of fiscal 2002. The decrease in interest expense is principally attributed to ceasing accruing certain interest on pre-petition debt classified as Liabilities subject to compromise in the Company's unaudited condensed consolidated balance sheet in accordance with SOP 90-7. Interest at the stated contractual amount on debt that was not charged to operations for the nine months of fiscal 2003 was approximately $29,418. Excluding interest not charged pursuant to the bankruptcy filing, higher interest costs were driven by the new DIP Credit Facility and amortization of deferred financing costs.

   Reorganization Items

   Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited consolidated statements of operations. Reorganization charges for the nine months ended December 31, 2002 were $28,573. These charges comprise the following items: professional fees including financial and legal services; employee retention costs for key members of management; charge for termination of an interest rate swap as a consequence of the bankruptcy; and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 5.

Liquidity and Capital Resources

  Capital Structure

   Following evaluation of possible capital structure alternatives, on April 15, 2002 Exide Technologies and three of its wholly-owned U.S. subsidiaries filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. In addition, on November 21, 2002, two of the Company's other wholly-owned subsidiaries filed for Chapter 11 reorganization. The Company's operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the bankruptcy filing, the Company entered into a "Standstill and Subordination Agreement" with the pre-petition Senior Secured Global Credit Facility Lenders, whereby the lenders agreed to forbear collection of principal payments on foreign borrowings under this facility from non-Debtor subsidiaries until December 2003, subject to earlier termination for the occurrence of certain events. In addition, the Company continues to accrue and pay interest of the Debtors under the pre-petition Senior Secured Global Credit Facility subject to liquidity calculations prescribed in the DIP Credit Facility.

   On May 10, 2002 the Company received final Bankruptcy Court approval of a $250,000 DIP Credit Facility and. The DIP Credit Facility was arranged by Citicorp N.A., and Salomon Smith Barney and is being used to supplement cash flows from operations during the reorganization process including the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

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

   Borrowings under the DIP Credit Facility bear interest at base rate plus 2.75% per annum or LIBOR plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes accounts receivable, inventory and certain property. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain specified levels of monthly earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company's ability to incur indebtedness, create or incur liens or guarantees, make investments or restricted payments, enter into leases, sell or dispose of assets, change the nature of its business or enter into related party transactions. The Company believes it was in compliance with DIP Credit Facility covenants as of December 31, 2002. Based upon recently updated business plans, the Company expects that it will require amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. Currently the Company expects that it will be able to obtain such amendments, and thereby maintain adequate financial resources during the next twelve months (considering both funds available under the DIP Credit facility and cash flows generated from operations) while pursuing its strategic options and development of a plan of reorganization. However, no assurance can be given that the Company will be able to obtain such amendments or maintain compliance with its covenants or have adequate financial resources available during the next twelve months. Failure to maintain compliance with these covenants would result in an event of default, which absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company's access to funds necessary to maintain its operations and assist in funding of our reorganization plans.

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

   The DIP Credit Facility matures on the earlier of February 15, 2004, 30 days before the pre-petition Revolving Credit and Tranche A Senior Secured Credit Facility matures (December 18, 2003) or the date on which the Company emerges from bankruptcy.

   As of December 31, 2002 and February 13, 2003, total availability under the DIP Credit Facility was approximately $37,250 and $22,538, respectively.

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

  Sources of Cash

   Cash flows provided by financing activities were $294,601 and $64,926 in the nine months of fiscal 2003 and fiscal 2002, respectively. The cash flows provided by financing activities in the nine months of fiscal 2003 relate primarily to net borrowings under the DIP Credit Facility and the impact of the European asset securitization refinancing. The cash flows provided by financing activities in the nine months of fiscal 2002 related primarily to net borrowings under the Senior Secured Global Credit Facilities Agreement.

   Prior to the Company's Chapter 11 filing and since that time the Company has experienced a tightening of trade credit availability and terms. In the future, there can be no assurance that the Company will be able to obtain and return to trade credit on terms traditionally obtained.

   The Company generated $1,096 and $4,833 in cash from the sale of non-core businesses and other assets in the nine months of fiscal 2003 and fiscal 2002, respectively. Proceeds from these sales were primarily used to reduce debt.

   Total debt at December 31, 2002 (including amounts subject to compromise) was $1,806,665. See Note 12 to the unaudited condensed consolidated financial statements for composition of such debt. Indebtedness of the Debtors amounting to $1,075,106, is subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

   Going forward, in addition to operating cash flows, the Company's principal sources of liquidity will be the DIP Credit Facility, plus proceeds from any asset sales. The Company is considering various asset sales, and in connection therewith has engaged The Blackstone Group to evaluate potential opportunities. No commitments have been made as to any specific asset sales.

  Uses of Cash

   Cash flows used by operating activities were $254,154 (including $261,723 usage of cash related to the net change from sales of receivables) in the nine months of fiscal 2003. This compares to cash flows provided by operating activities of $976 (of which $1,237 was provided by the net change from sales of receivables) in the same period of fiscal 2002. Excluding the effect of accounts receivable securitization activity, comparative cash flows benefited from higher prior year payments of accounts payable and accrued expenses in the nine months of fiscal 2002, offset by the effect of lower general sales volumes. The uncertainties of the Chapter 11 filing could also have a negative impact on the Company's ability to attract and retain customers. NAPA, a major customer of the Transportation segment, advised the Company during the first quarter of fiscal 2003 of its intent to source a component of its requirements from competitors. The Company currently estimates that this action will likely result in potential lost volume of up to 800,000 units annually.

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

   Capital expenditures were $28,626 and $53,466 in the nine months of fiscal 2003 and fiscal 2002, respectively. Capital expenditures during the first nine months of fiscal 2003 were impacted by the timing of the Chapter 11 filing, related liquidity availability and cost containment efforts.

   The Company has noncontributory defined benefit pension plans covering substantially all hourly employees in North America. Cash contributions to these plans are made in accordance with the minimum requirements of ERISA. Because of the downturn in equity markets, among other factors, these plans are currently significantly under-funded. Based upon current assumptions and regulatory requirements the Company's minimum future cash contribution requirements are expected to increase significantly in fiscal years 2004 through 2007.

Financial Instruments and Market Risk

   The Company on occasion has used financial instruments; including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate currency and certain lead purchasing requirements. The swap, forward, and option contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes nor is it a party to any leveraged instruments.

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

Related and Certain Other Parties

   The services of Lisa J. Donahue, Chief Restructuring Officer (formerly Chief Financial Officer and Chief Restructuring Officer), are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and JA&A Services LLC. Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue's and other temporary employees' services, and Ms. Donahue, a principal in JA&A Services LLC, is compensated independently by JA&A Services LLC. JA&A Services LLC is an affiliate of Alix Partners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in Jay Alix & Associates. Fees incurred by the Company during the three and nine months ended December 31, 2002 under the Services Agreement were $2,570 and $7,918 respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

   Changes to the quantitative and qualitative market risks as of December 31, 2002 are described in Management's Discussion and Analysis--Liquidity and Capital Resources. Also, see our Form 10-K for the fiscal year ended March 31, 2002 for further information.

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

  Former Senior Executives and Battery Quality Matters

   Exide established a $13.4 million reserve in fiscal 2000 to cover litigation related to allegations that used batteries were sold as new. The Company has resolved these claims, including the third quarter fiscal 2002 settlement of the sole remaining "legacy" action, Houlihan v. Exide. As a result of the Houlihan settlement, the Company recorded an additional expense in the third quarter of fiscal 2002 of $1.4 million for reimbursement of legal fees. At December 31, 2002, there is approximately a $2.5 million reserve remaining, representing the Company's estimate of its remaining obligations under the Houlihan and other "legacy" settlements.

   On March 23, 2001, Exide reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation of the conduct of certain former senior executives of the Company. Under the terms of that settlement Exide agreed to pay a fine of $27.5 million over five years, to five-years' probation and to cooperate with the U.S. Attorney in prosecuting Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company's compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against Exide if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31 million for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1.0 million in the third quarter of fiscal 2002. At December 31, 2002, approximately $27.5 million of this reserve remains. As a result of the imposition of the automatic stay arising upon the Company's Chapter 11 filing, the Company has not paid any of its $27.5 million fine. The Company is uncertain as to the effect of this non-payment and the Bankruptcy Code with respect to the plea agreement.

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

   The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and intends to seek reimbursement for those amounts. However, the Company has not recognized any receivable for such reimbursements at December 31, 2002.

   The Company has completed an investigation and determined that due to a deviation from manufacturing procedures approximately 950,000 automotive aftermarket batteries sold during 2001 and 2002 in North America did not contain one minor feature of several advertised for the batteries. In all cases the batteries performed in accordance with their labeled specifications. The feature was reinstated and the Company is in the process of discussing the situation with its customers. The Company cannot predict at this time the effects of this matter on its business, but the remediation to be offered is not expected to be material to its financial condition, cash flows or results of operations.


  Hazardous Materials

   Exide is involved in several lawsuits pending in state and federal courts in South Carolina, Pennsylvania, Indiana, Texas and Tennessee. These actions allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. In January 2002, the counsel that brought the South Carolina actions filed additional claims in the Circuit Court for Greenville County, South Carolina. The Company's preliminary review of these claims suggest they are without merit, and the Company plans to vigorously defend itself in these matters. The Company does not believe any reserves are currently warranted for any of these claims.

  GNB Acquisition

   In July 2001, Pacific Dunlop Holdings (US), Inc. ("PDH") and several of its foreign affiliates (the "Sellers") under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment, and conversion against Exide and three of its foreign affiliates. The Sellers maintain they are entitled to approximately $17.0 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants' motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and a counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002 the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court transferred the case to the U.S. Bankruptcy Court in Delaware, where the plaintiff's motion to abstain or remand will be heard. To the extent this action implicates Exide's interests, management plans vigorously to defend the action and pursue the counterclaim.

   In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB's performance of certain of GNB's obligations to third parties that PDH claims Exide was obligated to replace. Exide's answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB's cash assets, the claims relating to this action are currently subject to the automatic bankruptcy stay.

  Other

   In a February 2003 report, the Company's principal French subsidiary was notified by local competition authorities that in connection with certain sales of batteries by several French manufacturers in 1997, the subsidiary may have violated local competition laws. While significant fines could be imposed for such actions, the Company does not believe that the subsidiary acted improperly and intends to defend this matter vigorously. The Company does not believe any reserves are currently warranted for this matter.

   On June 6, 2002, McKinsey & Company International filed suit against Exide Holding Europe, S.A., Compagnie Europeene D'accumulateurs, S.A., Euro Exide Corporation Ltd., Exide Italia S.r.l, Deutsche Exide GmbH and Exide Transportation Holding Europe, S.L. in the U.S. District Court for the Southern District of New York, seeking to compel arbitration of McKinsey's request for payment of approximately $5 million for consulting services allegedly incurred by Exide. The Company intends vigorously to defend the suit. The Company has recorded a liability related to this matter which is classified as a liability subject to compromise in the unaudited condensed consolidated balance sheet at December 31, 2002. McKinsey also has initiated arbitration to resolve the dispute, and the arbitration is proceeding over respondents' objection before the American Arbitration Association's International Centre for Dispute Resolution. The arbitration is expected to conclude during 2003.

   Exide is a defendant in an arbitration proceeding initiated in October of 2001, by Margulead Limited ("Margulead"). In June of 1997, GNB, now an operating division of Exide, entered into an agreement with

Margulead which Margulead contends obligated Exide to build a facility to test and develop certain lead acid battery recycling technology allegedly developed by Margulead. This agreement was terminated by Exide after the Margulead technology failed to meet success criteria represented by Margulead. Margulead now alleges breach of contract and has requested damages in the amount of approximately $2.6 million, which represents the alleged projected cost of building a testing facility. Margulead has indicated that it may amend its claim to seek higher damage amounts. Because Margulead is a foreign entity and the arbitration is pending in London, the arbitration is currently proceeding notwithstanding Exide's Chapter 11 proceedings. The Company intends to defend the claim and denies liability thereunder.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   None.

Item 5.  Other Information.

   On December 19, 2002, the Exide Board of Directors elected Biagio N. Vignolo, Jr., 55, as Executive Vice President and Chief Financial Officer of the Company effective January 1, 2003. Prior to joining Exide, Mr. Vignolo most recently served from 1989 to 2001 as Executive Vice President and Chief Financial Officer of Sun Chemical Corporation, a subsidiary of Dainippon Ink and Chemicals, Inc. Prior to that, he was Vice President and Controller of American Bakeries Corporation from 1983 to 1989, Group Controller with Revlon, Inc. from 1977 to 1983 and, from 1970 to 1977, held several auditing positions with Peat Marwick, Mitchell & Co.

   On November 21, 2002, Refined Metals Corporation ("Refined") and Dixie Metals Company ("Dixie"), both wholly owned, non-operating, subsidiaries of Exide, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court under case numbers 02-13449 and 02-13450. Refined and Dixie have no employees and negligible if any assets.

Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits.

 4.1 Third Amendment and Waiver to Credit Agreement dated as of December 19, 2002 among Exide,
     Exide Delaware LLC, Exide Illinois, Inc., RBD Liquidation, LLC, (collectively the "Borrowers");
     GNB Battery Technologies Japan, Inc., the Lenders party thereto and Citicorp USA, Inc. as agent for the Lenders and the Issuers and as collateral monitoring agent, amending that certain Credit
     Agreement dated as of April 15, 2002 and amended as of a First Amendment dated as of May 17,
     2002 and a Second Amendment dated as of June 10, 2002 entered into among the Borrowers, the
     Domestic Guarantors named therein, the Lenders, the Issuers, and the Administrative Agent and
     Collateral Monitoring Agent.

 4.2 Third Amendment and Waiver to the Standstill Agreement dated as of December 27, 2002, to the
     Standstill Agreement and Fifth Amendment to the Credit Agreement dated as of April 15, 2002, among the Borrowing Subsidiaries signatories thereto, the Foreign Subsidiary Guarantors signatories thereto, GNB Battery Technologies Japan, Inc., the Standstill Lenders, Credit Suisse
     First Boston, as administrative agent for the Standstill Lenders, and others.

10.1 Form of employment letter agreement with Biagio N. Vignolo, Jr.

99.1 Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K.

      None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EXIDE TECHNOLOGIES

                                              By:  /s/  BIAGIO N. VIGNOLO, JR.
                                                  -----------------------------
                                                     Biagio N. Vignolo, Jr.
                                                     Chief Financial Officer

February 14, 2003

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

February 14, 2003

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


                                              By:   /s/  CRAIG H. MUHLHAUSER
                                                  -----------------------------
                                                       Craig H. Muhlhauser
                                                  Chairman, President and Chief
                                                        Executive Officer

Date: February 14, 2003

                                 CERTIFICATION

I, Biagio N. Vignolo, Jr. certify that:

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


                                              By:  /s/  BIAGIO N. VIGNOLO, JR.
                                                  -----------------------------
                                                     Biagio N. Vignolo, Jr.
                                                     Chief Financial Officer

Date: February 14, 2003