Form 10-K
period 2003-03-31
EXIDE TECHNOLOGIES
filed 2003-06-30
CIK 813781

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-11263

Exide Technologies

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-0552730
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 Carnegie Center, Suite 500 Princeton, New Jersey 08540

Telephone: (609) 627-7200

(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each Class

Common Stock, $.01 par value

Preferred Share Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2002 was approximately $15,060,696. There were 27,383,084 outstanding shares of the Registrant’s common stock as of June 19, 2003.

(DOCUMENTS INCORPORATED BY REFERENCE)

None.

EXIDE TECHNOLOGIES

EXIDE TECHNOLOGIES

PART I

Item 1.    Business

Overview

Unless otherwise indicated, references to any “fiscal year” means the year ended March 31 of that year (e.g., “fiscal 2003” refers to the period beginning April 1, 2002 and ending March 31, 2003, “fiscal 2002” refers to the period beginning April 1, 2001 and ending March 31, 2002 and “fiscal 2001” refers to the period beginning April 1, 2000 and ending March 31, 2001).

Bankruptcy Considerations

On April 15, 2002 (“Petition Date”), Exide Technologies (together with its subsidiaries unless the context requires otherwise, “Exide” or the “Company”) and three of its wholly-owned, U.S. subsidiaries (RBD Liquidation, LLC (“RBD”), Exide Delaware, LLC (“Exide Delaware”) and Exide Illinois, Inc. (“Exide Illinois”)) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) under case numbers 02-11125 through 02-11128. On November 21, 2002, Refined Metals Corporation (“Refined”) and Dixie Metals Corporation (“Dixie”), both wholly owned, non-operating subsidiaries of Exide, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court under case numbers 02-13449 and 02-13450. Refined and Dixie have no employees and negligible, if any, assets. RBD, Exide Delaware, Exide Illinois, Dixie and Refined, together with Exide are hereinafter referred to as the “Debtors.” All of the foregoing cases are being jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125KJC.

The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

The Company decided to file itself and certain of its subsidiaries for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of adverse economic conditions on the Company’s markets, particularly telecommunications, ongoing competitive pressures and capital market volatility. These factors contributed to a loss of revenues and resulted in significant operating losses and negative cash flows, severely impacting the Company’s financial condition and its ability to maintain compliance with debt covenants.

As debtors-in-possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company’s operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the Chapter 11 filing, the Company entered into a Standstill Agreement and Fifth Amendment to the Credit and Guarantee Agreement (“Standstill Agreement”) with its pre-petition Senior Secured Global Credit Facility lenders, whereby those lenders have agreed to forbear collection of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until December 2003, subject to earlier termination upon the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest and principal obligations related to the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the debtor-in-possession credit facility (“DIP Credit Facility”); 4) breach of cross default provisions with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche mark denominated) agreement; and 5) breaches of representations and warranties. No such events have occurred as of March 31, 2003 or through the date of this report. See Note 11 to the Company’s Consolidated Financial Statements appearing elsewhere herein.

On May 10, 2002, the Debtors received final Bankruptcy Court approval for the $250 million DIP Credit Facility. The DIP Credit Facility is being used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and for other general corporate purposes.

Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness from the Debtors, as well as most other pending pre-petition litigation against the Debtors, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities of the Debtors are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to solicit a plan of reorganization for 120 days. The Bankruptcy Court has extended this exclusivity period to August 7, 2003. The Company currently expects to file a plan of reorganization and related disclosure statement with the Bankruptcy Court by September 30, 2003, and plans to seek an appropriate extension of the exclusivity period from the Bankruptcy Court, if necessary. Although the Debtors expect to file a reorganization plan that provides for emergence from bankruptcy as a going concern, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be successfully implemented.

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

On June 14, 2002, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by the books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process. The Bankruptcy Court established April 23, 2003 as the deadline for submission of proofs of claim for general unsecured claims. A motion requesting a separate bar date for certain other claims has been filed. Pre-petition claims against the Debtors must be submitted to the Bankruptcy Court prior to the applicable bar date to be eligible to participate in any distribution of assets from the Debtors in connection with the plan of reorganization. Differences between amounts scheduled by the Debtors in filings with the Bankruptcy Court and claims by creditors will be investigated and resolved in connection with the claims resolution process. That process, however, has only recently commenced and, given the number or creditors and claims filed, will take significant time to complete. As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The United States Trustee has appointed an unsecured creditors committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The Bankruptcy Court determined that the United States Trustee should also appoint an official committee of equity holders, which it has done. The Debtors have appealed the appointment of the equity holders committee to the United States Circuit Court of Appeals for the Third Circuit, where it is currently pending. See Item 3, Legal Proceedings, regarding additional litigation between the Debtors, the equity committee and its members.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11. The Company’s future results are dependent upon confirming and implementing, on a timely basis, a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company’s common stock would likely be substantially if not completely diluted or cancelled as a result of the conversion of debt to equity or any other compromise of interests. Further, it is also likely that the Company’s 10% senior notes and convertible senior subordinated notes will suffer substantial impairment.

The ultimate recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what value, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, Exide urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan on a timely basis, compliance with the provisions of both the DIP Credit Facility and other ongoing borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations as well as contingencies as described in Note 17. The Standstill Agreement expires on December 18, 2003, and the DIP Credit Facility expires 30 days prior to the expiration of the Standstill Agreement (but no later, if the Standstill Agreement is extended, than February 15, 2004). If the Debtors do not have a plan of reorganization confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan confirmed by that time or obtain extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the DIP Credit Facility or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan. As a result of the Chapter 11 filing and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will result in material changes to the carrying amount of assets and liabilities in the Consolidated Financial Statements. The Consolidated Financial Statements do not, however, include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

General Discussion of Business

Exide Technologies is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at 210 Carnegie Center, Suite 500, Princeton, NJ 08540.

The Company is one of the largest manufacturers of lead acid batteries in the world, with fiscal 2003 net sales of approximately $2.4 billion. The Company’s European, North American and Asia Pacific operations represented approximately 52%, 44% and 4%, respectively, of fiscal 2003 net sales. Exide manufactures and supplies lead acid batteries for transportation and industrial applications worldwide.

On September 29, 2000, the Company acquired GNB Technologies, Inc. (“GNB”), a U.S. and Pacific Rim manufacturer of both industrial and transportation batteries, from Pacific Dunlop Limited. The acquired GNB operations are located in the U.S., Australia, New Zealand, Canada, Europe, Japan, South Asia, China, India and the Middle East. The former GNB businesses manufacture industrial batteries in North America, including those used in both motive and network power applications under various brands such as Absolyte®, Marathon®, Sprinter®, Champion® and Pacific Chloride®. The former GNB operations also manufacture transportation batteries under the Champion®, Stowaway® and National® brands, among others, including private label brands, and is a supplier to automotive original equipment manufacturers in North America and the Pacific Rim.

Financial Information about Segments

For fiscal 2003, the Company was primarily engaged in the manufacture, distribution and sale of lead acid batteries in three global business segments: Transportation, Motive Power and Network Power. See Note 27 to the Company’s Consolidated Financial Statements.

Narrative Description of Business

The Company’s strategic focus is the manufacture and supply of lead acid batteries, associated equipment and services for transportation, industrial and military applications globally. Exide has three primary business segments: Transportation, Motive Power and Network Power.

Transportation Segment

Transportation batteries represented approximately 63% of the Company’s net sales for fiscal 2003.

Transportation batteries include starting, lighting and ignition (SLI) batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, boats, and other applications. The market for transportation batteries is divided between sales to original equipment manufacturers (“OEM”s) and aftermarket customers. In North America, Exide is the second largest manufacturer of transportation batteries. In Europe, Exide is the largest manufacturer of transportation batteries. The Company markets its products under various trademarks.

The Company’s primary North American transportation aftermarket battery products include the following:

•	Exide®	enhanced power cold cranking amps and a 72 month warranty

•	Exide NASCAR Select®	officially licensed by NASCAR

•	Exide Select Orbital®	can be recharged in less time than needed for conventional batteries, and has high power output and superior vibration resistance compared with a conventional lead acid battery

•	Champion®	enhanced power cold cranking amps and a 72 month warranty

•	Champion Trailblazer®	targeted at light trucks and sport utility vehicles

In Europe, Exide has five major Company-owned brands: Exide® and Tudor®, promoted as pan-European brands, and Deta®, Centra™ and Fulmen®, which have strong local awareness levels. The Company generally offers transportation batteries in five basic categories:

•	Basic Model	marketed under private label brand names in France, Germany and Spain, under the Basic™ name in Italy and under various names in other markets

•	Upgrade Model	marketed under the Classic® mark, which carries a 24 month warranty and marketed under the Equipe™ name in France, the Classic® name in Germany, the Leader™ name in Italy, the Tudor® name in Spain and under various other names in other markets

•	Premium Model	marketed under the Ultra™ brand in the United Kingdom, the Formula™ name in France, the Top Start Plus™ name in Germany, the Ultra™ name in Italy, the Millennium 3™ name in Spain and under various other names in other markets

•	STR/STE™	approved for use by BMW and was included in some models beginning with the 2000 model year

•	Maxxima™	the equivalent of the Exide Select Orbital®

Batteries used for marine and recreational vehicles include the following:

•	Stowaway Nautilus®	employ technology to satisfy the power requirements of large engines, sophisticated electronics and on-board accessories

•	Exide Select Orbital® Marine	brings all the advantages of Exide’s patented spiral wound technology to the marine market, and maintains nearly a full charge during the off-season, and can be quickly recharged. This battery is also sealed, making it ideal for closed environments (such as inside a boat hull)

•	Stowaway Powercycler®	a completely sealed, VRLA battery with AGM technology and prismatic plates that offers features and benefits similar to the Exide Select Orbital®, and was the first sealed, AGM battery introduced in the marine battery market

•	Nautilus® Gold Dual Purpose	a combination battery, replacing separate starting and deep cycle batteries in
	Stowaway® Dual Purpose	two-battery marine and recreational vehicle systems

•	Nautilus® Mega Cycle®	a high performance, dual terminal battery
Stowaway® Deep Cycle

Most of the Company’s transportation batteries are vented, maintenance-free lead acid batteries. However, the Company’s Exide Select Orbital® and Maxxima™ batteries have a patented spiral wound technology and state-of-the-art recombinant design. Additionally, the Company’s STR/STE™ batteries use recombination technology to allow a lead acid battery to be installed in the passenger compartment of an automobile with reduced fluid loss and acid fumes under normal operating conditions.

Original Equipment Manufacturer (OEM) Market

The OEM market consists of the sale of batteries to manufacturers of automobiles and light trucks, commercial vehicles, heavy-duty trucks, buses and off-road agricultural and construction vehicles.

The Company’s major OEM customers include DaimlerChrysler, Ford Motor Company, Toyota, Kenworth, Peterbilt, John Deere International, Case/New Holland, Fiat, Volkswagen Group, the PSA group (Peugeot S.A./Citroen), Renault/Nissan and BMW.

The factors affecting the OEM market include consumer demand for passenger cars, light trucks and sport utility vehicles, consolidation in the automotive industry, globalization of OEM procurement activities and competition.

Aftermarket

The Company sells aftermarket batteries in North America through automotive parts and specialty retailers, OEM dealer networks, mass merchandisers, car and truck dealers, and wholesale distributors who supply service stations, repair shops, automotive and farm-equipment dealers, and small retailers. The Company also provides transportation batteries for commercial applications, such as trucks, farm equipment, tractors and off-road vehicles, as well as batteries for marine, lawn and garden and motorcycle applications.

The Company’s North American aftermarket operations include a Company-owned branch network. This branch network, throughout the United States and Canada, sells and distributes batteries and other products to local auto parts retailers, service stations, repair shops, fleet operators, battery specialists and installers. Exide’s branches may also deliver batteries to the Company’s national account customers’ retail stores and OEM dealers and collect used and spent batteries for recycling.

The Company sells aftermarket batteries in Europe primarily through battery wholesalers, OEM dealer networks, hypermarkets, service installers, European purchasing groups and oil companies. Wholesalers and OEM dealers have traditionally represented the majority of this market, but supermarket chains, replacement-parts stores (represented by purchasing groups) and hypermarkets have become increasingly important. Battery wholesalers now sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers and supermarkets throughout Europe.

The Company’s major aftermarket customers include NAPA, Wal-Mart, Sam’s Club, Kmart, CSK Inc., ADI, Kwik Fit and many other leading aftermarket battery distributors. Exide is also a supplier of authorized replacement batteries for DaimlerChrysler, Mopar, Freightliner and John Deere International.

Demand for conventional automotive replacement batteries is influenced by the following principal factors: (1) the number of vehicles in use; (2) average battery life; (3) the average age of vehicles and their operating environment; (4) weather conditions; and (5) population growth and overall economic conditions. Aftermarket demand is not affected by the cyclical nature of new vehicle demand. The replacement market is also larger in general than the original equipment segment, since automotive batteries tend to require replacement every three to five years.

Motive Power Segment

Sales of motive power batteries represented approximately 20% of the Company’s net sales for fiscal 2003. Exide is a market leader in this segment of the worldwide industrial battery market.

Product reliability and responsive customer service are very important attributes in the motive power market.

The largest application for motive power batteries is the materials handling industry, including forklifts, electric counter balance trucks, pedestrian pallet trucks, low level order pickers, turret trucks, tow tractors, reach trucks and very narrow aisle (VNA) trucks. Other market segments include scrubber/dryer and sweeper machines in the floor cleaning market, scissor lifts, access platforms and telescopic zooms in the access market, buggies and carts in the golf market, mobility equipment in the wheelchair market, mining locomotives, electric road vehicles, electric boats and non-military submersible vehicles. Exide also offers a complete range of battery chargers and associated equipment for the operation and maintenance of battery-powered vehicles.

Exide’s motive power batteries are composed of two-volt cells assembled in numerous configurations and sizes to provide capacities ranging from 30 Ah to 1500 Ah. The Company also manufactures and markets a range of 6 and 12 volt monobloc batteries. Exide offers conventional vented lead acid technology utilizing tubular positive-plate and flat plate cell design. Exide also offers a range of lead acid battery technologies to meet a wide spectrum of customer application requirements.

In North America, motive power products are sold primarily to independent lift truck dealers or directly to national accounts or end users. The motive power battery market in Europe is divided into the OEM market, comprised of the manufacturers of electric vehicles, and the replacement market, which includes large users of such electric vehicles as well as original equipment dealer networks. The majority of the Company’s sales in Europe are directly to OEMs.

Motive power products and services are distributed in North America by Company-owned sales and service locations which are augmented by a network of independent manufacturers’ representatives who provide local service on their own behalf. In Europe, the Company distributes motive power products and services through Company-owned sales and service organizations in each country and utilizes distributors and agents for export of products from Europe to the rest of the world.

In North America, the Company’s primary customers include Nacco, Crown, Wal-Mart, Kroger and Target. In Europe, our major original equipment motive power customers include the Linde Group, Junghreinrich Group, Atlet and BT Rolatruc. Motive power products in Europe are also sold to a wide range of customers in the aftermarket, ranging from large industrial concerns and retail distributors to small warehouse and manufacturing operations.

The European and North American motive power markets are influenced by the demand for materials handling equipment. Customer demand for materials handling equipment has a strong historical correlation to general economic conditions. The general economic environment in fiscal 2003 has reduced the overall demand for materials handling equipment and replacement batteries.

Network Power Segment

Sales of network power batteries represented approximately 17% of the Company’s net sales for fiscal 2003.

Network power (also known as standby or stationary) batteries are used for back-up power applications to ensure continuous power supply in case of main (primary) power failure or outage. Today’s examples of where network power batteries are used to provide backup power include telecommunications, computers, hospitals, process control, air traffic control, security systems, utility, railway and military applications. Network power batteries also serve as uninterruptible power supplies (UPS) used in computer installations for banks, airlines and back-up servers for the internet. Other telecommunications applications include central and local switching systems, satellite stations, optical fiber repeating boxes, cable TV transmission boxes and radio transmission stations. In these applications, the batteries are usually packaged with a 48V DC power system.

There are two primary network power lead acid battery technologies: valve-regulated (VRLA, or sealed) and vented (flooded). There are two types of VRLA technologies—GEL and AGM. These technologies are described as follows:

VRLA: GEL:	This technology utilizes a gel electrolyte. VRLA batteries have replaced other types of network power batteries because they enhance safety, reduce maintenance and can be used in both vertical and horizontal positions. The Sonnenschein® gel technology offers the advantages of high reliability and long life. The gel product range offers a wide range of capabilities such as heat resistance, deep discharge resistance, long shelf life and high cyclic performance.

VRLA: AGM:	This technology utilizes an electrolyte immobilized in an absorbent glass mat separator. This technology is particularly well adapted to high rate applications and can offer up to a 20-year design life.

Vented (Flooded):	This technology is used in applications requiring high reliability but with the ability to allow for regular maintenance. The basic construction involves positive flat or tubular positive plates. Transparent containers and accessible internal construction are features of these batteries that allow end users to check the battery’s physical condition.

Customers for network power batteries for telecommunications applications include manufacturers of switches and other equipment and the system operators. UPS battery customers consist of system manufacturers and end users. Performance in this market is impacted by the demand for computer systems. Other customers served by Exide include electrical generating companies, as well as government and military users.

The Company offers a global product line which is being marketed under the following five brands associated with product type and technology:

• Absolyte®:	Large 2-volt cells, incorporating AGM technology, for long duration (e.g. telecommunications) and short duration applications

• Marathon®:	Multi-cell AGM monobloc batteries for long duration applications

• Sprinter®:	Multi-cell AGM monobloc batteries for short duration applications

• Sonnenschein®:	Multi-cell monoblocs and 2-volt cells, incorporating primarily Gel technology

• Classic®:	Primarily 2-volt and some multi-cell vented (or flooded) products for a wide range of applications

Exide’s major network power battery customers for telecommunications services include AT&T, China Unicom, Cingular, Nippon Telegraph and Telephone (NTT), Singapore Telecom, Telecom Italia, Telefonica of Spain and Verizon. Major telecommunications manufacturing customers include Alcatel, Ericsson, Marconi, Emerson, Nortel, Motorola and Nokia. UPS manufacturing and end user customers include MGE and Siemens. Exide is also one of the leading suppliers of submarine batteries to the navies of Denmark, France, Germany, Italy, Norway, Singapore, Spain, Sweden and Turkey. Exide is the sole supplier to the U.S. Navy for submarine batteries.

Given the importance of service and technical assistance, the Company generally ships network power batteries directly to system suppliers and UPS manufacturers who include the batteries in their original equipment and distribute products to end users. Batteries are also shipped directly to end users for both systems and replacement. The Company also promotes its products through technical seminars, trade shows and technical literature.

Demand for telecommunications batteries is driven by the growth in broadband and worldwide deployment of cellular and wireless mobile communication systems and the need for safe and reliable back-up power. The dramatic telecommunications industry downturn has resulted in weak demand for network power batteries since September 2001.

Quality

The Company recognizes that product performance and quality are critical to its success and the Company has undertaken a company-wide quality improvement effort. In April 2001, the Company launched its EXCELL (Exide’s Customer-focused Excellence Lean Leadership) program to systematically eliminate waste and implement the concepts of continuous flow and customer pull throughout the entire Exide supply chain. The EXCELL initiative is intended to implement lean production techniques and process improvements. The EXCELL program and Quality Management System (QMS), now being implemented worldwide, incorporates best practices to improve product quality, workplace safety and regulatory compliance. The best practices include Kaizen (continuous improvement); mistake proofing; quality control process charting; total productive maintenance; business process improvement; one piece flow; standard work; quick changeover; and visual factory.

The Company’s quality effort begins in the design phase with an in-depth understanding of customer and application requirements. The Company’s batteries are designed to the required performance, industry and customer quality standards, using design processes, tools and materials to achieve reliability and durability. The Company’s commitment to quality continues through the manufacturing process. The Company has quality audit processes and standards in each of its production and distribution facilities. The Company has established Employee Lead Quality Continuous Improvement Teams, and many of the Company’s plants have established quality-related incentive plans for hourly employees. The Company’s quality program extends throughout the entire product lifecycle and operation in service. The Company offers warranties on its products and in-service product evaluations, and conducts customer satisfaction surveys.

Most of the Company’s major production facilities are approved under ISO 9000, QS 9000 or equivalent quality standards. Also, the Company has obtained ISO 14001 certification at eight of its manufacturing plants, including TS16949 certification at three of these facilities. The Company has received quality certifications from a number of OEM and aftermarket customers.

Research and Development

The Company is committed to developing new and technologically advanced products, services and systems that provide superior performance and value to customers. To support this commitment, the Company focuses on developing opportunities across Exide’s global businesses.

The Company has focused its global research and development activities into one location in Europe. Scientists and engineers at this facility are currently focused on projects to enhance the lead acid battery technology for the benefit of the entire Company.

In addition, the Company also operates a number of product and process-development centers of excellence around the world. These centers work cooperatively to define and improve the Company’s product design and production processes. By leveraging this network, the Company is able to transfer technologies, product and process knowledge among its various operating facilities, thereby adapting best practices from around the world for use throughout the Company.

In addition to the Company’s in-house efforts, Exide is forming alliances and collaborative partnerships to pursue system technology development. One example of this strategy is a collaborative agreement with Siemens VDO Automotive AG to develop energy-management systems for 14- and 42-volt automotive electrical and electronic architectures for the global OEM market.

The Company has established arrangements with Lear Corporation and Valeo in the transportation area and various development activities targeted at the industrial and military markets.

Patents, Trademarks and Licenses

The Company owns or has a license to use various trademarks that are valuable to Exide’s business. At present the Company owns more than 800 trademarks and licenses the right to use fewer than 50 trademarks worldwide. While the Company believes these trademarks and trade names enhance the brand recognition of the Company’s products, and are therefore important to its business, the Company does not believe any of these individually are material to Exide’s business. Exide Electronics Group, Inc., an unaffiliated company, is licensed to use the Exide® name on certain devices. These licenses are not, however, material to the conduct of the Company’s business or results of operations. The Company licenses the Champion mark from Federal Mogul Corporation for use on certain transportation and industrial batteries.

The Company has generated a large number of patents in the operation of its business and currently owns all or a partial interest in more than 800 patents worldwide. The Company also has more than 1,000 applications for patents pending. Although the Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to its market competitiveness, currently no patent individually is material to operation of the business or Exide’s financial condition.

At the present time, the Company is not engaged to any significant extent in commercialization of its technology or brand names.

On March 14, 2003, the Company served notices to reject certain executory contracts with Yuasa Battery (America), Inc. and affiliates, now known as EnerSys, Inc. (“EnerSys”), including that certain Trademark and Trade Name License Agreement dated June 10, 1991 (the “Trademark License”) pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark for use on certain industrial battery products in the United States and 37 foreign countries. EnerSys has objected to the rejection of certain of the executory contracts, including the Trademark License. If the Bankruptcy Court permits the Company to reject the Trademark License, EnerSys will likely lose all rights to use the “Exide” trademark and such rights will be restored to the Company.

Manufacturing, Raw Materials and Suppliers

Lead is the primary material by weight used in the manufacture of lead acid batteries, representing approximately one-fourth of the cost of goods produced. The Company obtains substantially all of its North American lead requirements through the operation of Exide’s six secondary lead recycling plants, which reclaim lead by recycling spent lead acid batteries. In North America, spent batteries are obtained for recycling from the Company’s customers and through the Company-owned branch networks. In Europe, the Company’s lead requirements are principally obtained from third party suppliers.

The Company uses both polyethylene and absorbed glass microfibre (“AGM”) separators. The polyethylene separator is solely purchased from Daramic, Inc (“Daramic”), with supply agreements expiring in December 2009. The agreements restrict the Company’s ability to source separators from other suppliers unless there is a technical benefit that Daramic cannot provide. In addition, the agreements provide for substantial minimum annual purchase commitments. There is no real second source that could readily provide the volume of polyethylene separators used by the Company. As a result, any major disruption in supply from Daramic would have an adverse impact on the Company. In May 2002, Daramic filed a motion in the Bankruptcy Court to compel the Company to accept or reject the supply agreements. Following negotiation with Daramic, the Company paid approximately $10 million due with respect to the period prior to the Company’s Chapter 11 filing and, pursuant to Bankruptcy Court approval, accepted the contracts with certain agreed upon amendments. There are a number of suppliers from whom the Company purchases AGM separators.

Other key raw materials and components in the production of batteries include lead oxide, acid, plastics and chemicals, which are generally available from multiple sources. The Company has not experienced any material stoppage or disruption in production as a result of the unavailability, or delays in the availability, of raw materials.

Competition

Transportation Segment

The North American and European transportation markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty. Well-recognized brand names are also important for aftermarket customers who do not purchase private label batteries. Most sales are made without long-term contracts.

In the North American transportation aftermarket, the Company believes Johnson Controls has the largest market position, followed by Exide. Other principal competitors in this market are Delphi Automotive Systems and East Penn. Price competition in this market has been severe in recent years. Competition is strongest in the mass merchandiser channel where large customers use their buying power to command lower prices.

The Company’s largest competitors in the North American OEM market are Johnson Controls and Delphi Automotive Systems. Due to technical and production qualification requirements, OEMs change battery suppliers less frequently than aftermarket customers but, because of their purchasing size, can influence market participants to compete on price and other terms.

Exide has the largest market position in Europe in automotive batteries, both aftermarket and original equipment. The Company’s next largest single competitor in the automotive markets is Johnson Controls, as a result of recent acquisitions, followed by Delphi and Fiamm. The European battery markets, particularly in the automotive OEM area, have undergone severe price competition.

The Company expects competition to remain intense. Exide seeks to maintain and grow its market position and customer base through strong brands, product technology, quality, customer service and a competitive cost structure.

Motive Power Segment

Exide has the largest market share for motive power products on a global basis. The Hawker Battery Group, acquired in 2001 by EnerSys, is number two in Europe. Other competitors in Europe include Fiamm, Hoppecke, BAE and MIDAC. Exide estimates it ranks second to EnerSys in market share in North America. In North America, the other major competitors are C&D Technologies and East Penn. In Asia, JSB, Shinkobe, Yuasa and Hitachi are the major competitors, with Yuasa being the market leader. In countries such as Brazil, China and India, local manufacturing is required and Exide is currently serving these markets on a limited basis through export sales.

Quality, product performance, in-service reliability, delivery and price are important differentiators in the motive power market. Well-known brands are also important and Exide’s Chloride Motive Power, Deta®, GNB, Tudor® and Sonnenschein® are among the leading brands in the world.

Network Power Segment

EnerSys, following the acquisition of Hawker Battery Group in 2001, has the largest market share on a global basis with Exide ranking second in the world.

Exide estimates it ranks third to C&D Technologies and EnerSys in North America and maintains the leading share in Europe. In Asia, Yuasa has a market leadership position. Competition for network power batteries has intensified given the decline in industry demand and overcapacity resulting in aggressive competition in most industry segments.

Quality, reliability, delivery and price are important differentiators in the network power market, along with technical innovation and responsive service. Well-known brands are also important and Exide’s Absolyte®, Sonnenschein®, Marathon®, Sprinter® and Classic™ are among the leading brands in the world.

The Company is implementing a plant rationalization and overhead reduction program, as well as lean manufacturing and strategic sourcing initiatives, to better enable it to respond to the changing market conditions.

Environmental, Health and Safety Matters

As a result of its global manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively “EH&S laws”). For a discussion of the legal proceedings relating to environmental matters, see Item 3, Legal Proceedings.

Employees

Total worldwide employment was approximately 16,100 at March 31, 2003, compared to 17,300 at March 31, 2002, reflecting the impact of the Company’s ongoing restructuring actions and cost reduction efforts.

North America

As of March 31, 2003, the Company employed approximately 1,600 salaried employees and approximately 4,100 hourly employees in North America. Approximately 30% of such salaried employees are engaged in sales, service, marketing and administration and approximately 70% in manufacturing and engineering. Approximately 30% of the Company’s hourly employees are represented by unions. Relations with the unions are generally good. Contracts covering approximately 400 of the Company’s union employees expire in fiscal 2004, and the remainder thereafter.

Europe and Rest of World

As of March 31, 2003, the Company employed approximately 3,600 salaried employees and approximately 6,800 hourly employees outside of North America, primarily in Europe. Approximately 18% of such salaried employees are engaged in sales, service, marketing and administration and approximately 82% in manufacturing and engineering. The Company’s hourly employees are generally represented by unions. Relations with the unions are generally good. Contracts covering most of the Company’s union employees expire on various dates through fiscal 2006.

Backlog

The Company’s network power and motive power order backlog at March 31, 2003 was approximately $76.0 million and $35.0 million, respectively. The Company expects to fill virtually all of the March 31, 2003 backlog during fiscal 2004. The Company’s transportation backlog at March 31, 2003 was not significant.

Financial Information About Foreign and Domestic Operations and Export Sales

See Note 27 to the Company’s Consolidated Financial Statements appearing elsewhere herein.

Item 2.    Properties

The chart below lists the location of the Company’s principal facilities. All of the facilities are owned unless otherwise indicated. Substantially all of the Company’s owned and leased properties in the U.S. are subject to liens or security interests under the DIP Credit Facility and/or the pre-petition Senior Secured Global Credit Facility, and two owned facilities located in England are subject to liens under the pre-petition Senior Secured Global Credit Facility. The leases for leased facilities expire at various dates through 2016.

Location	Approximate Square Footage		Use
North America:
Alpharetta, GA	66,500	(leased)	Executive Offices
Aurora, IL	43,200	(leased)	Executive Offices
Baton Rouge, LA	176,000		Secondary Lead Smelting
Bristol, TN	631,000		Battery Manufacturing
Cannon Hollow, MO	137,000		Secondary Lead Smelting
City Of Industry, CA	159,000	(leased)	Distribution Center
Fort Erie, Canada	90,000		Distribution Center
Fort Smith, AR	223,000	(leased)	Industrial Battery Manufacturing
Frisco, TX	132,000		Secondary Lead Smelting
Kankakee, IL	270,000		Industrial Battery Manufacturing and Distribution
Kansas City, KS	140,000		Industrial Battery Manufacturing
Lampeter, PA	82,000		Battery Plastics Manufacturing
Manchester, IA	286,000		Battery Manufacturing Distribution Center
Muncie, IN	174,000		Secondary Lead Smelting
Princeton, NJ	18,000	(leased)	Executive Offices
Reading, PA	125,000		Secondary Lead Smelting and Poly Reprocess
Reading, PA	77,000		Distribution Center
Salina, KS	260,000	(leased)	Battery Manufacturing
Salina, KS	100,000	(leased)	Distribution Center
Shreveport, LA	280,000	(leased)	Battery Manufacturing
Sumner, WA	50,000		Distribution Center
Vernon, CA	220,000		Secondary Lead Smelting

Europe and Other:
Sydney, Australia	230,000		Industrial Battery Manufacturing/ Distribution Center
Elizabeth, South Australia	145,000		Automotive Battery Manufacturing
Bolton, England	274,000		Industrial Battery Manufacturing
Auxerre, France	341,000		Automotive Battery Manufacturing
Gennevilliers, France	60,000		Executive Offices
Gennevilliers, France	20,000		Research and Executive Offices
Lille, France	410,000		Industrial Battery Manufacturing
Nanterre, France	206,000		Automotive Battery Manufacturing
Peronne, France	106,000		Plastics Manufacturing
Bad Lauterberg, Germany	1,303,000		Manufacturing, Administrative and Warehouse
Budingen, Germany	928,000		Industrial Battery Manufacturing and Administration
Weiden, Germany	1,087,000		Industrial Battery Manufacturing
Canonica d’Adda, Italy	203,000		Automotive Battery Manufacturing
Casalnuovo, Italy	5,155,908		Industrial Battery
Fumane di Valipolicella, Italy	65,000		Industrial Battery Manufacturing
Romano Di Lombardia, Italy	266,000	(leased)	Automotive Battery Manufacturing
Lower Hutt, New Zealand	90,000		Automotive Battery Manufacturing
Poznan, Poland (five)	847,500		Automotive Battery Manufacturing
Castanheira do Riatejo, Portugal	1,873,000		Industrial Battery Manufacturing
Azuqueca de Henares, Spain	1,783,000		Automotive Battery Manufacturing
Bontmati, Spain	63,000		Secondary Lead Smelting
La Cartuja, Spain	1,670,000		Industrial Battery Manufacturing
Cubas de la Sagra, Spain	1,860,000		Secondary Lead Smelting
Malpica, Spain	213,000		Automotive Battery Manufacturing
Manzanares, Spain	438,000		Automotive Battery Manufacturing
San Esteban de Gormaz, Spain	63,000		Secondary Lead Smelting
Torrejon, Spain	65,000		Industrial Battery Manufacturing

In addition, the Company also leases distribution outlets in the U.S. and Europe.

The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet the Company’s present needs.

Item 3.    Legal Proceedings

Bankruptcy Considerations

As of the Petition Date, substantially all pending litigation against the Debtors was stayed. To the extent any of the Debtors are ultimately found liable with respect to such litigation, the Debtors believe the claim resulting therefrom would constitute a general unsecured claim against the Debtors, the treatment of which would be governed by any plan of reorganization confirmed by the Bankruptcy Court. Litigation against the Company’s non-Debtor subsidiaries has not been stayed and will not be affected by the bankruptcy proceedings.

Former Senior Executives and Battery Quality Matters

On March 23, 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. Under the terms of that settlement, the Company agreed to pay a fine of $27.5 million over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31.0 million for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1.0 million in the third quarter of fiscal 2002. At March 31, 2003, approximately $27.5 million of this reserve remains and is classified as a Liability subject to compromise in the Consolidated Financial Statements. As a result of the imposition of the automatic stay arising upon the Company’s Chapter 11 filing, the Company has not made installment payments of its $27.5 million fine. The Company is uncertain as to the effect of these non-payments and the bankruptcy filing with respect to the plea agreement. On June 10, 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27.9 million.

The Company is currently involved in litigation with the former senior executives referenced above. The former senior executives made claims to enforce separation agreements, reimbursements of legal fees and other contracts, and the Company has filed claims and counterclaims asserting fraud, breach of fiduciary duties, misappropriation of corporate assets and civil conspiracy. In addition, the Company has filed actions in the Bankruptcy Court against the former senior executives to recover certain payments of legal fees that the Company was required to advance to such individuals prior to the Petition Date.

The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and believes it is entitled to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivables for such reimbursements at March 31, 2003.

The Company has completed an investigation and determined that due to a deviation from manufacturing procedures approximately 950,000 automotive aftermarket batteries sold during 2001 and 2002 in North America did not contain one minor feature of several advertised for the batteries. In all cases the batteries performed in accordance with their labeled specifications. The feature was reinstated and the Company has discussed the situation with certain customers. The Company cannot predict at this time the effects of this matter on its business, but the remediation that has been offered is not material to its financial condition, cash flows or results of operations.

Private Party Lawsuits

Active Lawsuits

In June 2002, the following lawsuit was filed in Louisiana state court: Hardy et. al. v. Ducote Wrecking, et. al. The case was filed as a putative class action for damages brought by two employees of Ducote Wrecking & Demolition, an independent contractor performing multiple maintenance projects at the Company’s Baton Rouge, Louisiana facility. The plaintiffs allege that while they were engaged in work at the Company’s facility, they were intentionally exposed to and poisoned by lead, acid, and other heavy metals. Plaintiffs named the Company’s insurance carriers and supervisory employee as defendants, along with Ducote. The case was removed to the U.S. District Court for the Western District of Louisiana. Plaintiffs filed a motion to remand, which was denied by the Court in a January 2003 decision. In the same January 2003 decision, the Court dismissed the Company’s supervisory employee and the independent contractor defendant from the litigation. The Court also has denied plaintiffs’ motion for class certification. The Company’s insurer has issued a reservation of rights as to the Company’s coverage for the alleged claims.

On April 11, 2003, the following lawsuit was filed in the Delaware Court of Chancery by the official committee of equity holders and its members: Kandathil et. al. v. Exide. The complaint seeks to compel the Company to convene a meeting of stockholders. On April 21, 2003, the Debtors filed a complaint against the official committee of equity holders and its members in the Bankruptcy Court seeking to enjoin their attempts to compel the Company to convene a meeting of stockholders. Hearings on the two complaints are currently scheduled for July 2003.

On June 6, 2002, McKinsey & Company International filed suit against Exide Holding Europe, S.A., Compagnie Europeene D’accumulateurs, S.A., Euro Exide Corporation Ltd., Exide Italia S.r.l, Deutsche Exide GmbH and Exide Transportation Holding Europe, S.L. in the U.S. District Court for the Southern District of New York, seeking to compel arbitration of McKinsey’s request for payment of approximately $5 million for consulting services allegedly incurred by Exide. This matter was subsequently resolved through a confidential settlement which did not have a material effect on the Company’s results of operations.

Exide is a defendant in an arbitration proceeding initiated in October of 2001 by Margulead Limited (“Margulead”). In June of 1997, GNB, now an operating division of Exide, entered into an agreement with Margulead, which Margulead contended obligated the Company to build a facility to test and develop certain lead acid battery recycling technology allegedly developed by Margulead. Exide terminated the contract in 1998. Exide contended, in part, that the Margulead process was not ready for pilot plant implementation and also failed to meet success criteria. Margulead claimed approximately $13 million in damages. The Company denied that it was liable and defended the matter in the arbitration. An arbitration decision was rendered on May 7, 2003, determining that the contract was unenforceable and that neither party was entitled to damages or costs. Margulead asked the arbitrator to reconsider the decision. Margulead also has advised the Company that it intends to appeal the arbitrator’s decision. The Company does not believe it is likely that Margulead will succeed in any reconsideration or appeal of the arbitrator’s decision.

In November 2002, the following lawsuit was filed in the Ontario Court of Justice: Exide Canada, Inc., v. Lorne Hilts et. al. This lawsuit was initiated by Exide Canada, Inc. against former officers, employees and a former logistics services vendor seeking in excess of $2 million Canadian in damages on multiple grounds including breach of trust, breach of contract and fraud. Defendant Hilts filed a counterclaim against Exide Canada for severance and other benefits and seeks damages in an amount exceeding $840 thousand Canadian. Defendant Ryad counterclaimed against Exide Canada alleging breach of contract and against Exide Technologies alleging it induced Exide Canada to breach its contract with Ryad for certain logistics services. Ryad seeks damages against each defendant in an amount exceeding $8.5 million Canadian. The Company believes that the counterclaims are without merit and is vigorously defending itself.

The Company’s preliminary review of these active claims suggest they are without merit, and, to the extent the Company is a party to these active lawsuits, it plans to vigorously defend itself. The Company does not believe any reserves are currently warranted for these claims. See Critical Accounting Policies and Estimates, Litigation, in Item 7 of this Report.

Stayed Pre-Petition Lawsuits

The following lawsuits allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. On August 25, 1999 several cases were filed in the Circuit Court for Greenville County, South Carolina and are currently pending: Joshua Lollis v. Exide; Buchanan v. Exide; Agnew v. Exide; Patrick Miller v. Exide; Kelly v. Exide; Amanda Thompson v. Exide; Jonathan Talley v. Exide; Smith v. Exide; Lakeisha Talley v. Exide; Brandon Dodd v. Exide; Prince v. Exide; Andriae Dodd v. Exide; Dominic Thompson v. Exide; Snoddy v. Exide; Antoine Dodd v. Exide; Roshanda Talley v. Exide; Fielder v. Exide; Rice v. Exide; Logan Lollis v. Exide; and Dallis Miller v. Exide. In January 2002, counsel that brought the South Carolina actions filed additional claims in the Circuit Court for Greenville County, South Carolina. The following lawsuits of this type are currently pending in the Court of Common Pleas for Berks County, Pennsylvania: Grillo v. Exide, filed on May 24, 1995; Blume v. Exide, filed on March 4, 1996; Esterly v. Exide, filed on May 30, 1995; and Saylor v. Exide, filed on October 18, 1996. The following lawsuit of this type is currently pending in the United States District Court for the Southern District of Indiana: Strange v. Exide. Finally, the following lawsuit of this type is pending in the Circuit Court of Shelby County, Tennessee: Cawthon v. Exide, et al. All these cases have been stayed.

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17.0 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware, where plaintiffs’ motion to abstain or remand will be heard. To the extent this action implicates Exide’s interests, the Company plans to vigorously defend the action and pursue the counterclaim.

In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims Exide was obligated to replace. Exide’s answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action are currently subject to the automatic bankruptcy stay, and have been transferred to the U.S. Bankruptcy Court for the District of Delaware.

Between March and September 2002, the following cases were filed in the U.S. District Court for the Middle District of Louisiana: Joseph et. al. v. Exide; Andrews et. al. v. Exide; and Armstead v. Exide. These actions seek monetary damages and injunctive relief for alleged racial discrimination in the Company’s Shreveport and Baton Rouge, Louisiana plants. The Joseph and Andrews cases have been consolidated and all three lawsuits have been stayed.

In February 2001, the following lawsuit was filed in the U.S. District Court for the Northern District of California: Flaherty v. Exide, et. al. Plaintiff contends the Company is responsible, in part, for contamination resulting from alleged disposal of hazardous substances at plaintiff’s property. The suit contains claims predicated on CERCLA, private nuisance, public nuisance, trespass, negligence, equitable indemnity, contribution, injunctive relief under RCRA and declaratory relief under state law. The Company has filed counterclaims against plaintiff and other potentially responsible parties.

The Company’s preliminary review of these claims suggests they are without merit and the Company plans to vigorously defend itself with regard to the stayed pre-petition lawsuits. The Company expects that all of these lawsuits will be compromised upon confirmation of a plan of reorganization by the Bankruptcy Court. See Critical Accounting Policies and Estimates, Litigation, in Item 7 of this Report.

Environmental Matters

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively “EH&S laws”). The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 91 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. The Company is currently paying its share of liability at one site. The Company expects its liability will be compromised upon confirmation of a plan of reorganization by the Bankruptcy Court as to a number of additional Superfund sites. In most instances, the Company’s remaining obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all identified PRPs that are financially viable. The Company’s share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company’s estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

Of those sites for which the Company has not completed payment of its share of liability, it currently has greater than 50% liability at three Superfund sites, and allocated liability that exceeds five percent at an additional seven sites that averages approximately 22%. Because the Company’s liability under such statutes may be imposed on a joint and several basis, the Company’s liability may not necessarily be based on volumetric allocations and could be greater than the Company’s estimates. The Company believes, however, that its PRP status at these Superfund sites will not have a material adverse effect on the Company’s business or financial condition because, based on the Company’s experience, it is reasonable to expect that the liability will be roughly proportionate to its volumetric contribution of waste to the sites.

The Company is also involved in the assessment and remediation of various other properties, including certain Company owned or operated facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate legal authorities. Where probable and reasonably estimable, the costs of such projects have been accrued by the Company, as discussed below. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies.

While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, the Company does not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 2003, the amount of such reserves on the Company’s consolidated balance sheet was $78.3 million. Of this amount, $66.4 million was included in Liabilities subject to compromise. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

In the U.S., the Company has advised each state and federal authority with whom it has negotiated plans for environmental investigations or remediation of the Debtors’ Chapter 11 filing as required by those agreements or applicable rules. In some cases these authorities may require the Company to undertake certain agreed remedial activities under a modified schedule, or may seek to negotiate or require modified remedial activities. Such requests have been received at several sites and are the subject of ongoing discussions. At this time no requests or directives have been received which, individually or in the aggregate, would materially alter the Company’s reserves or have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Tampa, Florida

The Tampa site is a former secondary lead smelter, lead oxide production facility, and sheet lead-rolling mill that operated from 1943 to 1989. Under a RCRA Part B Closure Permit and a Consent Decree with the State of Florida, Exide is required to investigate and remediate certain historic environmental impacts to the site. Cost estimates for remediation (closure and post-closure) range from $12.5 million to $20.5 million depending on final State of Florida requirements. The remediation activities are expected to occur over the course of several years.

Columbus, Georgia

The Columbus site is a former secondary lead smelter that was decommissioned in 1999, which is part of a larger facility that includes an operating lead acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated at $13.5 million.

Sonalur, Portugal

The Sonalur facility is an active secondary lead smelter. Materials from past operations present at the site are stored in aboveground concrete containment vessels and in underground storage deposits. The Company is in the process of obtaining additional site characterization data to evaluate remediation alternatives agreeable to local authorities. Costs for remediation are currently estimated at $3.5 to $7.0 million.

Other

In February 2002, the Company’s principal French subsidiary was notified by local competition authorities that in connection with certain sales of batteries by several French manufacturers in 1996 and 1997, the subsidiary is alleged to have violated local competition laws. The civil investigative agency in the case has recommended a fine be imposed on the Company for 5.9 million Euros, but the Company does not believe that the subsidiary acted improperly and intends to defend this matter vigorously. A judicial decision with respect to this matter is expected within the next 90 days.

From 1957 to 1982, the Company’s French subsidiary, CEAC, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims has received 34 employee claims alleging asbestos-related illnesses, and no such claims have been filed since August 2001. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $132 thousand, $169 thousand and $260 thousand in calendar years 2001, 2002 and 2003, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $45 thousand, $78 thousand, and $200 thousand during the same periods to date for the dependents of four such claimants. Although the Company cannot predict the number or size of any future claims, after consultation with legal counsel the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, the Company does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is currently traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “EXDTQ”. Prior to delisting on February 15, 2002, the Company’s common stock had been traded on the New York Stock Exchange. The following table presents the high and low sales prices for the Company’s common stock, while it was listed on the New York Stock Exchange and the high and low bid prices (which may not represent actual transactions) thereafter, and dividends declared for the quarters indicated. The Company’s Board of Directors suspended payment of dividends on the common stock on November 8, 2001.

	Fiscal Year Ended March 31
	Prices
	High	Low	Dividends Declared
			(per share)

2002:
First Quarter	$12.300	$7.600	$0.02
Second Quarter	11.000	3.650	0.02
Third Quarter	3.890	0.390	—
Fourth Quarter	1.490	0.320	—

2003:
First Quarter	$1.060	$0.110	$—
Second Quarter	0.700	0.420	—
Third Quarter	0.590	0.270	—
Fourth Quarter	0.490	0.280	—

The last reported bid price of the common stock on the OTC Bulletin Board on June 19, 2003 was $0.32 per share. As of June 19, 2003 the Company had 27,383,084 shares of its common stock outstanding and there were 750 record holders of common stock.

Item 6.    Selected Financial Data (in thousands, except per share data):

The following table sets forth selected financial data for Exide. You should read this information in conjunction with the Company’s Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this document. Certain prior years selected financial information has been reclassified to conform to the fiscal 2003 presentation. See Note 3 to the Consolidated Financial Statements herein.

	Fiscal Year Ended March 31,
	1999	2000	2001	2002	2003
Statement of Operations Data
Net sales	$2,374,278	$2,194,447	$2,432,102	$2,428,550	$2,361,101
Gross profit	508,492	485,578	534,479	463,919	516,541
Selling, marketing and advertising expenses	283,874	271,791	291,068	290,957	261,299
General and administrative expenses	169,744	145,770	157,459	178,842	175,177
Restructuring and impairment	—	39,336	97,400	33,122	25,658
Interest expense, net	111,679	103,988	117,652	136,241	105,788
Income (loss) before reorganization items, income tax, extraordinary loss and cumulative effect of change in accounting principle (3)	(105,673)	(123,548)	(154,330)	(304,797)	(77,346)
Reorganization items, net	—	—	—	—	36,370
Income taxes	23,001	10,769	8,632	(1,422)	26,969
Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(126,693)	(136,042)	(164,585)	(303,586)	(140,885)
Extraordinary loss (1)	(301)	—	—	—	—
Cumulative effect of change in accounting principle (2)	—	—	—	(496)	—
Net income (loss)	$(126,994)	$(136,042)	$(164,585)	$(304,082)	$(140,885)
Basic and diluted net income (loss) per share	$(5.98)	$(6.40)	$(7.02)	$(11.35)	$(5.14)
Balance Sheet Data (at period end)
Working capital (deficit) (4)	$301,663	$213,468	$183,618	$(951,866)	$(376)
Property, plant and equipment, net	543,702	443,344	632,935	530,220	533,375
Total assets	2,195,816	1,901,461	2,298,925	1,915,868	2,367,191
Total debt	1,205,806	1,118,385	1,347,046	1,413,272	1,804,903
Common stockholders’ equity (deficit)	134,135	(66,376)	(256,639)	(555,742)	(695,369)
Other Financial Data
Cash provided by (used in):
Operating activities (5)	$77,219	$95,648	$90,190	$(6,665)	$(239,858)
Investing activities	(22,356)	(12,623)	(355,920)	(58,462)	(39,095)
Financing activities	(70,238)	(73,987)	259,468	73,720	278,882
Capital expenditures	76,211	63,953	69,495	61,323	45,878
Cash dividend per share	$0.08	$0.08	$0.08	$0.04	$—

(1)	During fiscal 1999, the Company recorded a loss of $301 with no income tax effect resulting from a modification of debt in connection with entering into bond swap agreements for $4,430 (principal amount) of its 10% Senior Notes.
(2)	The cumulative effect of change in accounting principle resulted from the adoption by the Company of SFAS 133 on April 1, 2001.
(3)	Fiscal 2002 expenses included goodwill impairment charges of $105,000 and loss on debt-to-equity conversion of $13,873. Fiscal 2003 expenses included goodwill impairment charges of $37,000.

(4)	Working capital (deficit) is calculated as current assets less current liabilities, which at March 31, 2002 reflects the reclassification of certain long-term debt as current. At March 31, 2003, working capital (deficit) excludes liabilities of the Debtors classified as subject to compromise.
(5)	Cash used in operating activities in fiscal 2003 includes the repurchase of uncollected securitized accounts receivable under the terminated U.S. and European securitization programs of $117,455 and $124,793, respectively.

On April 1, 2001, the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. As a result of the adoption of SFAS 142, results for fiscal years 2003 and 2002 do not include certain amounts of amortization of goodwill that are included in prior years’ results. See Note 8 to the Company’s Consolidated Financial Statements for additional information.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On April 15, 2002, Exide Technologies and three of its wholly-owned, U.S. filed voluntary petitions for reorganization under Chapter 11. On November 21, 2002, two of the Company’s other wholly-owned subsidiaries filed for reorganization pursuant to Chapter 11.

The Company decided to file itself and certain of its subsidiaries for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of adverse economic conditions on the Company’s markets, particularly telecommunications, ongoing competitive pressures and capital market volatility. These factors contributed to a loss of revenues and resulted in significant operating losses and negative cash flows, severely impacting the Company’s financial condition and its ability to maintain compliance with debt covenants.

The Company’s operations outside of the U.S. are not included in the Chapter 11 proceedings.

On May 10, 2002, the Debtors received final Bankruptcy Court approval of the $250 million DIP Credit Facility. The DIP Credit Facility requires maintenance of certain financial covenants and other restrictions on matters such as indebtedness, guarantees and future asset sales.

Under the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness, as well as most other pending litigation against the Debtors, are stayed. In addition, the Debtors may also assume or reject executory contracts, including lease obligations, subject to the approval of the Bankruptcy Court and certain other conditions (see Item 1 Business, Overview.).

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11. The Company’s future results are dependent upon its confirming and implementing, on a timely basis, a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company’s common stock would likely be substantially, if not completely, diluted or cancelled as a result of the conversion of debt to equity or any other compromise of interests. Further, it is also likely that the Company’s 10% senior notes and convertible senior subordinated notes will suffer substantial impairment.

Factors Which Affect Our Financial Performance

Competition.    The global transportation, motive power and network power battery markets, particularly in North America and Europe, are highly competitive. In recent years, competition has continued to intensify and the Company continues to come under increasing pressure for price reductions. This competition has been exacerbated by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting our markets.

Exchange Rates.    The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein.

Markets.    The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, telecommunications and material handling markets. Economic difficulties experienced in these markets and geographic locations have and continue to impact the Company’s financial results.

Weather.    Unusually cold winters or hot summers accelerate automotive battery failure and increase demand for automotive replacement batteries.

Interest rates.    The Company is exposed to fluctuations in interest rates on its variable rate debt.

Lead.    Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-fourth of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies and estimates affect the preparation of its Consolidated Financial Statements.

Inventory Reserves.    The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the third quarter of fiscal 2002 the Company began a company-wide effort to reduce inventory levels. Based on those findings, the Company concluded that it would not recover the carrying costs of certain of this excess inventory. This excess inventory has been written down to its estimated recoverable value. As this effort continues, the Company may determine that actual recoveries differ from those estimated.

Valuation of Long-lived Assets.    The Company’s long-lived assets include property, plant and equipment, goodwill and identified intangible assets. Long-lived assets (other than goodwill and indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of goodwill and indefinite-lived intangible assets are based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. An erosion of future business results in any of the Company’s business units could create impairment in goodwill or other long-lived assets and require a significant write down in future periods.

Employee Benefit Plans.    The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions (“SFAS 87”)” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”)”. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see Employee Benefit Plans herein and Note 12 to the Consolidated Financial Statements.

Deferred Taxes.    The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company’s net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would decrease income in the period such determination was made.

Warranty Reserves.    The Company recognizes a provision for the estimated cost of product warranties in the period in which the related revenue is recognized. While the Company engages in product quality programs and processes, including independent testing of product performance and compliance to ratings, the Company’s warranty obligations are affected by product failure rates and customers’ in-store return policies and procedures. In addition, should actual product return rates or the lag between the date of sale and claim/return date differ from the Company’s estimates, revisions to estimated warranty reserves would be required.

Environmental Reserves.    The Company is subject to numerous environmental laws and regulations in all the countries in which it operates. In addition, the Company can be held liable for investigation and remediation of sites impacted by its past operating activities. In certain countries including the United States, the Company maintains reserves for the reasonable cost of addressing these liabilities. These estimates are determined through a combination of methods, including outside estimates of likely expense and the Company’s historical experience in the management of these matters.

Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional charges are possible. Also future findings or changes in estimates could result in either an increase or decrease in the reserves and have a significant impact on the Company’s liquidity.

Purchase Commitments.    The Company has three worldwide supply agreements expiring in December 2009 to purchase its battery separators. The supply agreements were entered into in fiscal 2000 with Daramic, the party that purchased the Company’s battery separators manufacturing operation, as a condition of the sale of those operations. At the time of the sale, the agreements contained minimum annual purchase commitments in excess of the Company’s requirements. Accordingly, the Company established a reserve, and reduced the gain on sale of the manufacturing operations, for commitments in excess of the Company’s requirements and for the contractual purchase prices in excess of market. The Company currently has a reserve for the incremental purchase requirements over the remaining life of the agreement in excess of the Company’s projected requirements. Whenever there is a significant change in the Company’s unit volume outlook based on changes to its business plan, this reserve will be adjusted.

Litigation.    The Company has legal contingencies that have a high degree of uncertainty. When a contingency becomes probable and reasonably estimable, a reserve is established. Numerous lawsuits have been filed against the Company for which the liabilities are not probable and/or reasonably estimable. Consequently, no reserves have been established for these matters. If future litigation or other resolution of these matters result in liability to the Company, such liability could have a significant impact on the Company’s future results and liquidity.

Going Concern and Bankruptcy Reporting.    The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and with respect to fiscal 2003, in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).

The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan on a timely basis, compliance with the provisions of both the DIP Credit Facility and other ongoing borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations as well as certain contingencies described in Note 17. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement expires on December 18, 2003 and the DIP Credit Facility expires 30 days prior to the expiration of the Standstill Agreement, (but no later, if the Standstill Agreement is extended, than February 15, 2004). If the Debtors do not have a plan of reorganization confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan confirmed by that time or obtain extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the DIP Credit Facility or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will result in material changes to the carrying amount of assets and liabilities in the Consolidated Financial Statements.

The Consolidated Financial Statements do not, however, include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. In addition, since the Company and certain of its U.S. subsidiaries filed for protection under the Bankruptcy Code subsequent to March 31, 2002, the accompanying Consolidated Financial Statements as of March 31, 2002 and for the fiscal years ended March 31, 2002 and 2001 have not been prepared in accordance with SOP 90-7, and do not include disclosures of liabilities subject to compromise.

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements will materially change due to the restructuring of the Company’s assets and liabilities as a result of any plan of reorganization and the application of the provisions of SOP 90-7 with respect to reporting upon emergence from Chapter 11 (“fresh start” accounting). Changes in accounting principles required under generally accepted accounting principles (“GAAP”) within twelve months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may choose to make changes in accounting practices and policies at that time. For all these reasons, the financial statements for periods subsequent to emergence from Chapter 11 will not be comparable with those of prior periods.

Recently Issued Accounting Standards.    In 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective April 1, 2003. The provisions of SFAS 143 address financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and requires companies to record an asset and related liability for the cost associated with the retirement of long-lived tangible assets if a legal liability to retire the asset exists. The Company is in the process of finalizing its evaluation of the impact of this statement but does not believe the adoption of this statement will have a material impact on the Company’s Consolidated Financial Statements. In connection with the Company’s lead recycling and hazardous waste facility permit requirements, the Company is obligated to undertake certain remediation and decommissioning activities in the event of a facility closure. While the Company does not believe such asset retirement obligations will materially impact the Company’s Consolidated Financial Statements upon adoption of SFAS 143, determination of such obligations requires estimates and assumptions, which are subject to change.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No’s. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement requires gains and losses from extinguishments of debt to be classified as an extraordinary item only if the criterion in Opinion 30 has been met. Further, lease modification with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this Statement related to the rescission of SFAS No. 4 and the amendment of SFAS No. 13 are effective beginning in fiscal 2003 and for transactions occurring after May 15, 2002, respectively, and did not have a material impact on the Company’s Consolidated Financial Statements. All other provisions are effective for financial statements issued on or after May 15, 2002, and did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities that are initiated after December 31, 2002, including restructuring activities that were previously accounted for pursuant to the guidance that the emerging Issues Task Force (“EITF”) set forth in EITF Issue No. 94-3. The Company has applied the provisions of this statement to restructuring activities following the effective date.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for the Company’s financial statements for the fiscal year ended March 31, 2003. SFAS 148 did not have a material impact on the Company’s Consolidated Financial Statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. This Interpretation addresses consolidation by business enterprises of certain variable interest entities (“VIEs”). The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of this Interpretation will be applicable no later than the beginning of the first interim or annual period beginning after June 15, 2003. Further, the disclosure requirements of the Interpretation are applicable for all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created. The Company has performed an evaluation to identify such entities and does not believe that any entities fall within the scope of this standard, other than the special purpose entity established in connection with the Company’s European accounts receivable securitization facility, which is accounted for as a secured borrowing in accordance with the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 will apply to financial instruments entered into or modified after May 31, 2003. The Company is currently evaluating the effect that the adoption of SFAS 150 will have on its Consolidated Financial Statements.

Results of Operations

Fiscal Year Ended March 31, 2003 compared with Fiscal Year Ended March 31, 2002

Overview

Net loss for fiscal 2003 was $140.9 million, or $5.14 per diluted share versus fiscal 2002 net loss of $304.1 million or $11.35 per diluted share. Included in the consolidated net loss for fiscal 2003 is a non-cash charge of $37.0 million for goodwill impairment resulting from an evaluation of results and updated projections of the Network Power business, following the deterioration of this segment’s European performance. Results also include fiscal 2003 restructuring costs of $25.7 million and reorganization items in connection with the Bankruptcy of $36.4 million. Fiscal 2002 results included a goodwill impairment charge of $105.0 million, restructuring costs of $33.1 million related to work force reductions and a $13.9 million non-cash charge related to debt-for-equity exchanges. In addition, the Company recorded a gain of $8.2 million during fiscal 2002 relating to the early termination of a purchased research and development agreement with Lion Compact Energy (“LCE”). In addition, currency remeasurement loss (gain) of $(22.8) million and $5.1 million, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in fiscal 2003 and 2002, respectively.

Net Sales

Net sales were $2,361.1 million for fiscal 2003 versus $2,428.6 million in fiscal 2002. This decrease resulted from lower sales volumes in all three of the Company’s business segments during fiscal 2003. Net sales were also positively impacted by $136.9 million due to the strong Euro.

Transportation net sales were $1,493.9 million for fiscal 2003 versus $1,518.1 million for fiscal 2002. Transportation revenues in North America declined due to reduced unit volumes principally due to lost business and territories in our aftermarket accounts, while European volumes were down slightly from fiscal 2002. These reductions were partially offset by benefits from warranty management programs in North America. Results for fiscal 2003 were also favorably impacted by approximately $4.8 million from changes in estimates of historical warranty obligations based upon new commercial arrangements. Currency positively impacted Transportation net sales in fiscal 2003 by approximately $68.8 million.

Motive Power net sales for fiscal 2003 were $475.2 million versus $475.2 million for fiscal 2002. Currency positively impacted Motive Power net sales in fiscal 2003 by approximately $38.5 million. Lower sales volumes resulted from the general softness in the overall economies in Motive Power’s two major markets, the United States and Western Europe.

Network Power net sales for fiscal 2003 were $392.0 million versus $435.2 million for fiscal 2002. Lower sales were a direct result of the significantly weaker telecommunications markets, including the adverse effect of the slowdown in Europe and Asia, similar to that seen in North America during fiscal 2002. Currency positively impacted Network Power net sales in fiscal 2003 by approximately $29.6 million.

Gross Profit

Gross profit was $516.5 million in fiscal 2003 versus $463.9 million in fiscal 2002. The gross profit margin increased to 21.9% in fiscal 2003 from 19.1% in fiscal 2002. The favorable change in gross profit is primarily due to the warranty management programs in North America, including a $4.8 million reduction in warranty reserves related to changes in estimates of historical obligations, continued plant rationalization and headcount reduction programs and lower lead pricing in Europe, offset partially by lower sales volumes and higher production costs related to under-absorption of fixed overheads. The strong Euro versus the U.S. dollar positively impacted gross profit in fiscal 2003 by approximately $32.8 million.

Transportation gross profit was $308.4 million in fiscal 2003 versus $244.6 million in fiscal 2002. The effect of lower North American sales volumes was more than offset by the benefits from plant rationalization and headcount reductions, North American warranty management programs, including a $4.8 million reduction in warranty reserve related to a change in estimate of historical obligations, lower lead pricing in Europe and European currency effects. Fiscal 2002 gross profit was reduced by a $15.5 million charge to costs of sales to increase reserves for purchase commitments (See Note 22) and a $3.0 million charge to write down excess inventories. Gross margin was 20.6% in fiscal 2003 versus 16.1% in fiscal 2002. Currency positively impacted Transportation gross profit in fiscal 2003 by approximately $16.5 million.

Motive Power gross profit was $105.4 million in fiscal 2003 versus $119.3 million in fiscal 2002. Gross profit was negatively impacted by lower sales volumes, unfavorable sales mix (smaller size battery systems) and higher production costs related to under-absorption of fixed overheads. Gross profit in fiscal 2002 was negatively impacted by a $4.0 million charge to write down excess inventories. Gross margin was 22.2% in fiscal 2003 versus 25.1% in fiscal 2002. Currency positively impacted Motive Power gross profit in fiscal 2003 by approximately $8.6 million.

Network Power gross profit was $102.7 million in fiscal 2003 versus $100.0 million in fiscal 2002. The increase was due to positive currency impact offset partially by significantly weaker demand in the telecommunications market and higher production costs related to under-absorption of fixed overheads. Gross profit margins in fiscal 2003 were also negatively impacted by changes in sales mix including reduced sales of higher margin products. Gross profit in fiscal 2002 was negatively affected by a $3.0 million charge to write down excess inventories and a $2.2 million charge to write-off inventory in our operation in China. Gross margin was 26.2% in fiscal 2003 versus 23.0% in fiscal 2002. Currency positively impacted Network Power gross profit in fiscal 2003 by approximately $7.7 million.

Expenses

Expenses were $593.9 million in fiscal 2003 versus $768.7 million in fiscal 2002. Fiscal 2003 and fiscal 2002 expenses included charges for goodwill impairment in the Network Power segment of $37.0 million and $105.0 million, respectively. Also included in expenses are restructuring charges of $25.7 million in fiscal 2003 and $33.1 million in fiscal 2002. Fiscal 2002 expenses also include bad debt provisions of $16.0 million related to Kmart receivables and the Company’s China operations, a $13.9 million non-cash charge related to debt-for-

equity exchanges included in Other (income) expense, net, and a credit of $8.2 million related to the early termination of a purchased research and development agreement with LCE. Excluding these items, expenses were $531.2 million and $608.9 million in fiscal 2003 and 2002, respectively. Stronger European currencies unfavorably impacted expenses by approximately $30.5 million in fiscal 2003. The change in expenses was impacted by the following matters: (i) fiscal 2003 selling, marketing and advertising costs in each of the Company’s business segments were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) general and administrative expenses in fiscal 2003 were unfavorably impacted by higher pension costs, rising insurance premiums and information technology costs, offset partially by cost-reduction programs; (iii) interest, net decreased $30.5 million, principally due to ceasing accruing certain interest on pre-petition debt classified as subject to compromise; and (iv) fiscal 2003 expenses included currency remeasurement gains of $22.8 million.

Transportation expenses were $162.1 million in fiscal 2003 versus $193.1 million in fiscal 2002. Fiscal 2002 expenses include a $12.6 million bad debt provision on Kmart receivables. The remaining decrease in expenses was due primarily to the Company’s cost reduction programs. Currency unfavorably impacted Transportation expenses in fiscal 2003 by approximately $7.2 million.

Motive Power expenses were $89.3 million in fiscal 2003 versus $86.4 million in fiscal 2002. Currency unfavorably impacted Motive Power expenses in fiscal 2003 by approximately $7.3 million, offset partially by the Company’s cost reduction programs.

Network Power expenses were $119.5 million in fiscal 2003 versus $193.2 million in fiscal 2002. Fiscal 2003 and fiscal 2002 Network Power expenses include goodwill impairment charges of $37.0 million and $105.0 million, respectively. Fiscal 2002 includes a $3.4 million provision for bad debts related to our operations in China. Excluding these items, operating expenses were $82.5 million and $84.8 million in fiscal 2003 and 2002, respectively. The decrease was due primarily to the Company’s cost reduction programs. Currency unfavorably impacted Network Power expenses in fiscal 2003 by approximately $5.7 million.

Unallocated expenses, net were $223.0 million in fiscal 2003 versus $296.0 million in fiscal 2002. Fiscal 2003 net expenses include currency remeasurement gains of $22.8 million. Fiscal 2002 net expenses include a gain of $8.2 million due to the LCE agreement termination, $13.9 million of charges related to debt-for-equity exchanges, currency remeasurement losses of $5.1 million and costs incurred in connection with debt waivers obtained. Currency unfavorably impacted unallocated operating expenses in fiscal 2003 by approximately $10.3 million. The Company’s cost-reduction programs favorably impacted expenses in fiscal 2003. Interest expense, net was $105.8 million in fiscal 2003 versus $136.2 million in fiscal 2002. The decrease is due to ceasing accruing certain interest on pre-petition debt classified as subject to compromise in the Company’s consolidated balance sheet in accordance with SOP 90-7. Interest at the stated contractual amount on debt that was not charged to operations for fiscal 2003 was approximately $39.6 million. Excluding interest not charged pursuant to SOP 90-7, higher interest costs in fiscal 2003 were driven by the new DIP Credit Facility and amortization of deferred financing costs incurred on the DIP Credit Facility and new European accounts receivable securitization facility.

Loss before reorganization items, net, income taxes, minority interest and cumulative effect of change in accounting principle was $77.3 million, or (3.3)% of net sales in fiscal 2003 versus $304.8 million, or (12.5)% of net sales in fiscal 2002 due to the items discussed above.

Transportation income before reorganization items, net, income taxes, minority interest and cumulative effect of change in accounting principle was $146.4 million, or 9.8% of net sales in fiscal 2003, versus $51.4 million, or 3.4% of net sales in fiscal 2002, due to the items discussed above.

Motive Power income before reorganization items, net, income taxes, minority interest and cumulative effect of change in accounting principle was $16.1 million, or 3.4% of net sales in fiscal 2003, versus $32.9 million, or 6.9% of net sales in fiscal 2002, due to the items discussed above.

Network Power loss before reorganization items, net, income taxes, minority interest and cumulative effect of change in accounting principle was $16.8 million, or (4.3)% of net sales in fiscal 2003, versus $93.2 million, or (21.4)% of net sales in fiscal 2002 due to the items discussed above.

Income Taxes

In fiscal 2003, an income tax provision of $27.0 million was recorded on a pre-tax loss of $113.7 million. In fiscal 2002, an income tax benefit of $1.4 million was recorded on a pre-tax loss of $304.8 million. The effective tax rate was (23.7%) and 0.5% in fiscal 2003 and 2002, respectively. The effective tax rate for fiscal 2003 was impacted by the generation of income in tax-paying jurisdictions, principally Europe, with no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in both the U.S. and certain international regions as well as the non-deductibility of the $37.0 million Network Power goodwill impairment charge. The effective tax rate for fiscal 2002 was impacted by the recognition of valuation allowances on tax benefits generated from current period losses in both the United States and certain international regions, the tax treatment of the debt-for-equity exchanges and the Lion Compact Energy agreement termination as well as the non-deductibility of the $105.0 million Network Power goodwill impairment charge. As a result of certain pledges of stock of foreign subsidiaries in connection with bank amendments obtained during fiscal 2002, the Company was required to recognize certain foreign sourced income (“Subpart F Income”) as a constructive dividend for U.S. tax purposes. The constructive dividend has otherwise reduced operating loss tax carry-forwards. During fiscal 2003 and 2002 the Company reorganized the ownership structure of certain of its foreign subsidiaries and recorded an impairment charge on certain intercompany investments for statutory purposes. These actions have no effect on reported pre-tax operating results but resulted in a net tax benefit.

A net loss of $140.9 million in fiscal 2003 versus a net loss of $304.1 million in fiscal 2002, resulted from the items discussed above.

Fiscal Year Ended March 31, 2002 compared with Fiscal Year Ended March 31, 2001

Overview

Net loss for fiscal 2002 was $304.1 million, or $11.35 per diluted share versus net loss of $164.6 million or $7.02 per diluted share in fiscal 2001. Included in the consolidated net loss for fiscal 2002 is a non-cash charge of $105.0 million for goodwill impairment resulting from the Company’s evaluation of results of the Network Power business. Also included in fiscal 2002 results is a $13.9 million non-cash charge related to debt-for-equity exchanges and a gain of $8.2 million due to the LCE agreement termination. Results also include restructuring and other merger related costs of $33.1 million and $97.4 million in fiscal 2002 and 2001, respectively.

Net Sales

Net sales were $2,428.6 million for fiscal 2002 versus $2,432.1 million in fiscal 2001. On a pro-forma basis including GNB’s operations for the first six months of fiscal 2001, net sales for fiscal 2001 would have been $489.3 million higher. This decrease resulted from lower sales volumes in all three of the Company’s business segments during fiscal 2002. Net sales were also negatively impacted in fiscal 2002 by $37.0 million due to the weaker Euro.

Transportation net sales were $1,518.1 million for fiscal 2002 versus $1,522.5 million in fiscal 2001. On a pro-forma basis, including GNB’s net sales for the first six months of fiscal 2001, fiscal 2001 net sales would have been $267.5 million higher. The decrease results from lower sales volume in North America due to the following events: 1) the Company’s decision to discontinue certain less profitable aftermarket accounts, which impacted sales volumes beginning in the first quarter of fiscal 2001; 2) volume losses attributable to difficulties in meeting certain second quarter fiscal 2002 customer orders as plants and product lines continued to be integrated due to the GNB acquisition which culminated with certain customers switching all or a portion of their requirements to other suppliers; 3) unseasonably mild weather throughout North America that negatively impacted consumer demand; 4) two battery retailers, Kmart and Quality Stores, experienced financial difficulties that negatively impacted their order volumes; 5) the general downturn in the economy extenuated by the September 11th crisis; and 6) uncertainties related to the Company’s financial position. Currency negatively impacted Transportation net sales in fiscal 2002 by approximately $17.0 million.

Motive Power net sales for fiscal 2002 were $475.2 million versus $449.4 million in fiscal 2001. On a pro-forma basis, including GNB’s net sales for the first six months of fiscal 2001, fiscal 2001 net sales would have been $74.3 million higher. The decrease results from lower sales volumes due to the general softness in the overall economies in Motive Power’s two major markets: the United States and Western Europe. Currency negatively impacted Motive Power net sales in fiscal 2002 by approximately $11.1 million.

Network Power net sales for fiscal 2002 were $435.2 million versus $460.2 million in fiscal 2001. On a pro-forma basis, including GNB’s net sales for the first six months of fiscal 2001, fiscal 2001 net sales would have been $147.5 million higher. The decrease reflects significantly weaker demand, principally in the North American telecommunications market during fiscal 2002. Currency negatively impacted Network Power net sales in fiscal 2002 by approximately $8.9 million.

Gross Profit

Gross profit was $463.9 million in fiscal 2002 versus $534.5 million in fiscal 2001. On a pro-forma basis, including GNB’s gross profit for the first six months of fiscal 2001, gross profit in 2001 would have been $89.2 million higher. Gross margin decreased to 19.1% in fiscal 2002 from 22.0% in fiscal 2001, primarily due to the addition of the less profitable GNB transportation business, reduced sales volumes, higher production costs related to under-absorption of fixed overheads and certain fiscal 2002 purchase commitments and inventory charges. Weaker European currencies versus the U.S. dollar impacted gross profit in fiscal 2002 by approximately $7.1 million.

Transportation gross profit was $244.6 million in fiscal 2002 versus $272.4 million in fiscal 2001. On a pro-forma basis, including GNB’s gross profit of $16.2 million in the first six months of fiscal 2001, gross profit in fiscal 2001 would have been $288.6 million. Gross profit in fiscal 2002 was reduced by a $15.5 million charge to costs of sales to increase reserves for purchase commitments (See Note 22) and a $3.0 million charge to write-down excess inventories. Lower North American sales volumes combined with higher production and logistics costs due to plant and product line integration, and planned reductions in the production schedule in the second half to bring inventory levels in balance with expected future demand adversely impacted results in fiscal 2002. Gross margin was 16.1% in fiscal 2002 versus 17.9% in fiscal 2001. Currency negatively impacted Transportation gross profit in fiscal 2002 by approximately $3.2 million.

Motive Power gross profit was $119.3 million in fiscal 2002 versus $128.5 million in fiscal 2001. On a pro-forma basis, including GNB’s gross profit of $17.9 million for the first six months of fiscal 2001, gross profit for fiscal 2001 would have been $146.4 million. Gross profit in fiscal 2002 was negatively impacted by a $4.0 million charge to write down excess inventories. Gross profit was negatively impacted by lower sales volumes and higher production costs related to under-absorption of fixed overheads in fiscal 2002. Gross margin was 25.1% in fiscal 2002 versus 28.6% in fiscal 2001. The addition of higher margin GNB Motive Power products was offset by higher production costs related to under-absorption of fixed overheads, pricing pressures and an unfavorable product mix. Currency negatively impacted Motive Power gross profit in fiscal 2002 by approximately $3.0 million.

Network Power gross profit was $100.0 million in fiscal 2002 versus $133.5 million in fiscal 2001. On a pro-forma basis, including GNB’s gross profit of $55.1 million in the first six months of fiscal 2001, fiscal 2001 gross profit would have been $188.6 million. Fiscal 2002 gross profit was negatively affected by a $3.0 million charge to write-down excess inventories and a $2.2 million charge to write-off inventory in the Company’s China operation. Lower sales volumes and higher production costs related to under-absorption of fixed overheads negatively impacted fiscal 2002 results. Gross margin was 23.0% in fiscal 2002 versus 29.0% in fiscal 2001. The decline in gross margin was the result of higher production costs related to the under absorption of fixed overheads, pricing pressure and an unfavorable product mix. Currency negatively impacted Network Power gross profit in fiscal 2002 by approximately $1.0 million.

Expenses

Expenses were $768.7 million in fiscal 2002 versus $688.8 million in fiscal 2001. Fiscal 2002 operating expenses included the goodwill impairment charge in Network Power of $105.0 million and a gain of $8.2 million due to the LCE agreement termination. Included in expenses are restructuring charges of $33.1 million in fiscal 2002 and $97.4 million in fiscal 2001. GNB had $69.9 million in operating expenses in the first six months of fiscal 2001. Fiscal 2002 expenses were favorably impacted by the Company’s cost-reduction programs and the elimination of goodwill amortization due to the adoption of FAS 142. Also, weaker European currencies favorably impacted fiscal 2002 expenses by approximately $13.3 million.

Transportation expenses were $193.1 million in fiscal 2002 versus $264.8 million in fiscal 2001. GNB had $31.9 million of Transportation expenses in the first six months of fiscal 2001. The decrease in expenses was a result of savings from headcount reductions offset by a $12.6 million bad debt provision on the Company’s pre-petition outstanding receivable as a result of Kmart’s Chapter 11 bankruptcy filing. Currency favorably impacted fiscal 2002 Transportation expenses by approximately $2.8 million.

Motive Power expenses were $86.4 million in fiscal 2002 versus $90.1 million in fiscal 2001. GNB had $15.9 million of Motive Power expenses in the first six months of fiscal 2001. Offsetting the inclusion of GNB operations were savings from the headcount reductions. Currency favorably impacted fiscal 2002 Motive Power expenses by approximately $5.5 million.

Network Power expenses were $193.2 million in fiscal 2002 versus $66.8 million in fiscal 2001. Fiscal 2002 Network Power expenses include the goodwill impairment charge of $105.0 million. GNB had $21.7 million of Network Power expenses in the first six months of fiscal 2001. The remaining increase was due primarily to the inclusion of GNB operations and a $3.4 million provision for bad debts related to our operations in China in fiscal 2002. Currency favorably impacted fiscal 2002 Network Power expenses by approximately $3.4 million.

Unallocated expenses, net were $296.0 million in fiscal 2002 versus $267.1 million in fiscal 2001. Fiscal 2002 net expenses included a gain of $8.2 million due to the LCE agreement termination, $13.9 million of charges related to debt-for-equity exchanges, currency remeasurement losses of $5.1 million and costs incurred in connection with debt waivers obtained. Fiscal 2001 net expenses included gains on asset sales of $18.4 million, charges of $15.8 million related to the Company’s growth strategy and integration plans and goodwill amortization of $14.9 million. Interest expense, net was $136.2 million in fiscal 2002 versus $117.7 million in fiscal 2001. The increase was due to interest charges related to the GNB acquisition financing and the accelerated amortization of deferred financing fees in fiscal 2002. The additional amortization was a result of the Company securing a waiver from its senior lenders on January 4, 2002 through April 12, 2002 of certain covenants contained in its Senior Secured Global Credit Facility. As a result, the Company shortened the amortization period to coincide with the expiration of the waiver.

Loss before reorganization items, net, income taxes, minority interest and cumulative effect of change in accounting principle was $304.8 million, or (12.6%) of net sales in fiscal 2002 versus $154.3 million, or (6.3%) of net sales in fiscal 2001, due to the items discussed above.

Transportation income before reorganization items, net income taxes, minority interest and cumulative effect of change in accounting principle was $51.4 million, or 3.4% of net sales in fiscal 2002 versus $7.6 million, or 0.5% of net sales in fiscal 2001, due to the items discussed above.

Motive Power income before reorganization items, net, income taxes, minority interest and cumulative effect of change in accounting principle was $32.9 million, or 6.9% of net sales in fiscal 2002 versus $38.4 million, or 8.5% of net sales in fiscal 2001, due to the items discussed above.

Network Power income (loss) before reorganization items, net, income taxes, minority interest and cumulative effect of change in accounting principle was $(93.2) million, or (21.4)% of net sales in fiscal 2002 versus $66.8 million, or 14.5% of net sales in fiscal 2001, due to the items discussed above.

Income Taxes

In fiscal 2002, an income tax benefit of $1.4 million was recorded on a pre-tax loss of $304.8 million. In fiscal 2001, an income tax provision of $8.6 million was recorded on a loss of $154.3 million. The effective tax rate was 0.5 % and (5.6%) in fiscal 2002 and 2001, respectively. The effective tax rate for the fiscal 2002 was impacted by the recognition of valuation allowances on tax benefits generated from current period losses in both the United States and certain international regions, the tax treatment of the debt for equity exchanges and the LCE agreement termination, as well as the non-deductibility of the Network Power goodwill impairment charge. As a result of certain pledges of stock of foreign subsidiaries in connection with bank amendments obtained during fiscal 2002, the Company was required to recognize certain foreign sourced income (“Subpart F Income”) as a constructive dividend for U.S. tax purposes. The constructive dividend has otherwise reduced operating loss tax carry-forwards. During fiscal 2002 the Company reorganized the ownership structure of certain of its foreign subsidiaries and recorded an impairment charge on certain intercompany investments for statutory purposes. These actions have no effect on reported pre-tax operating results but resulted in a net tax benefit.

A net loss of $304.1 million in fiscal 2002 versus a net loss of $164.6 million in fiscal 2001 resulted from the items discussed above.

Seasonality and Weather

The Company sells most of its automotive aftermarket batteries during the fall and early winter (the Company’s second and third fiscal quarters). Retailers buy automotive batteries during these periods so they will have enough inventory when cold weather strikes. In addition, many of the Company’s industrial battery customers in Europe do not place their battery orders until the end of the calendar year. The seasonality of the Company’s business increases its working capital requirements.

Demand for automotive aftermarket batteries is significantly affected by the weather. Unusually cold winters or hot summers accelerate battery failure and increase demand for automotive replacement batteries. Mild winters and cool summers have the opposite effect. As a result, if the Company’s sales are reduced by an unusually warm winter or cool summer, it is not possible for the Company to recover these sales in later periods. Further, if the Company’s sales are adversely affected by the weather, the Company cannot make offsetting cost reductions to protect its gross margins in the short-term because a large portion of the Company’s manufacturing and distribution costs are fixed.

Acquisition of GNB

As discussed in Note 18 to the Consolidated Financial Statements, on September 29, 2000, the Company acquired the global battery business of GNB, a leading U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, for consideration of approximately $379.0 million (including $344.0 million in cash and 4.0 million of the Company’s common shares) plus assumed liabilities. The 4.0 million common shares issued in connection with this acquisition were valued at approximately $9.00 per common share (or $36.0 million), which was the closing price per share of the Company’s common stock when the terms of the acquisition were agreed to and announced on May 9, 2000.

The Company financed the cash portion of the purchase price, including associated fees and expenses, through an additional $250.0 million term loan under its pre-petition Senior Secured Global Credit Facility, and $100.0 million of securitized GNB accounts receivables. The Company also issued warrants to acquire 1,286 common shares with an exercise price of $8.99 per share in conjunction with the term loan financing. These warrants are immediately exercisable. The warrants were valued using Black Scholes model with the following assumptions:

Exercise Price	$8.99 per common share
Expected Term	5.5 years
Expected Volatility	34%
Risk Free Interest Rate	5.92%
Annual Dividend Yield	0.88%
Grant Date Stock Price	$ 9.0625 per common share

Lion Compact Energy

In fiscal 2000, the Company recorded charges totaling $14.3 million for purchased in-process research and development resulting from the acquisition of a controlling interest in Lion Compact Energy (“LCE”), a privately held company conducting research in dual-graphite technology.

Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced, but not yet completed, at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination.

At the time of acquisition of its interest in LCE, the Company expected to continue supporting this research and development effort. However, given the uncertainties associated with successful completion of research and development there could be no assurance that such projects would meet either technological or commercial success. The Company did not believe that the failure of this project would materially impact the Company’s financial condition, liquidity or results of operations.

The Company obtained appraisals in connection with the valuation of the acquired assets of LCE, principally purchased in-process research and development. The Company believed that the assumptions and forecasts used in valuing purchased in-process research and development were reasonable at the time. No assurance could be given, however, that future events would transpire as estimated. As such, actual results may have varied from the projected results.

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

Liquidity and Capital Resources

Capital Structure

Following evaluation of possible capital structure alternatives, on April 15, 2002, Exide Technologies and three of its wholly-owned U.S. subsidiaries filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. In addition, on November 21, 2002, two of the Company’s other wholly-owned subsidiaries filed for reorganization pursuant to Chapter 11. The Company’s operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the bankruptcy filing, the Company entered into a Standstill Agreement with the pre-petition Senior Secured Global Credit Facility lenders, whereby the lenders agreed to forbear collection of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until December 18, 2003, subject to earlier termination for the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest and principal obligations related to the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); 4) breach of cross default provisions with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche mark denominated) agreement; and 5) breaches of representations and warranties. The Company continues to accrue and pay interest under the pre-petition Senior Secured Global Credit Facility subject to liquidity calculations prescribed in the DIP Credit Facility.

On May 10, 2002, the Company received final Bankruptcy Court approval of a $250.0 million DIP Credit Facility. The DIP Credit Facility was arranged by Citicorp N.A., and Salomon Smith Barney and is being used to supplement cash flows from operations during the reorganization process including the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

Upon closing, approximately $129.0 million of the DIP Credit Facility was drawn down, $117.0 million being used to terminate and repurchase uncollected securitized accounts receivable under the Company’s then existing U.S. receivables sale facility and the balance for financing costs and related fees.

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

Borrowings under the DIP Credit Facility bear interest at base rate plus 2.75% per annum or Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes certain accounts receivable and, inventory in the U.S. and certain property in the U.S. and Europe. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain specified levels of monthly earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens or guarantees, make investments or restricted payments, enter into leases, sell or dispose of assets, change the nature of its business or enter into related party transactions. The Company believes it was in compliance with DIP Credit Facility covenants as of March 31, 2003. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement expires on December 18, 2003 and the DIP Credit Facility expires 30 days prior to the expiration of the Standstill Agreement, (but no later, if the Standstill Agreement is extended, than February 15, 2004). If the Debtors do not have a plan of reorganization confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan confirmed by that time or obtain extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the DIP Credit Facility or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan.

The DIP Credit Facility matures on the earlier of February 15, 2004, 30 days before the pre-petition Senior Secured Global Credit Facility matures (December 18, 2003) or the date the Company emerges from bankruptcy.

Total availability under the DIP Credit Facility as of March 31, 2003 and June 13, 2003 was $25.0 million and $44.0 million, respectively.

As described above, in connection with its bankruptcy filing, the Company also entered into a Standstill Agreement with its pre-petition Senior Secured Global Credit Facility lenders. Under the agreement the lenders agreed to forebear collection of any principal payments on foreign borrowings under this facility by non-Debtor subsidiaries until December 18, 2003, subject to earlier termination upon the occurrence of certain events. Borrowings under the pre-petition Senior Secured Global Credit Facility by the Debtors are subject to compromise.

Interest obligations for the non-Debtor subsidiaries continue to be accrued and paid when due. The Standstill Agreement contains essentially the same financial covenants as the DIP Credit Facility.

On May 31, 2002, the Company entered into a new $177.5 million European accounts receivable securitization facility. This facility replaced the Company’s then existing $175 million European securitization program. The new facility is accounted for as a secured borrowing in accordance with the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, whereby the accounts receivable and related borrowings are recorded on the Company’s consolidated balance sheet.

In July 2001, the Company completed debt-for-equity exchanges where approximately $30.0 million face value of convertible notes were exchanged for approximately 1.9 million shares of common stock. Since these exchanges involved a convertible security, the Company recognized a non-cash charge in fiscal 2002 equivalent to the market value of the shares issued in excess of the original conversion ratio of the notes of $13.9 million. The non-cash charge was included in the “Other (income) expense, net” line of the consolidated statement of operations. The carrying value of the notes was $25.5 million. The Company reduced debt and increased shareholders’ equity by $25.5 million as a result of the transaction.

Sources of Cash

The Company’s liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets. At March 31, 2003, the Company had a European accounts receivable securitization program under which third parties had committed, subject to certain exceptions, to purchase selected accounts receivable, up to a maximum commitment of $177.5 million. See Receivables Securitization Programs below.

The Company generated $6.8 million and $4.8 million in cash from the sale of non-core businesses and other assets in fiscal 2003 and fiscal 2002, respectively. Proceeds from these sales were primarily used to reduce debt.

Cash flows provided by financing activities were $278.9 million and $73.7 million in fiscal 2003 and fiscal 2002, respectively. Cash flows provided by financing activities in fiscal 2003 relate primarily to net borrowings under the DIP Credit Facility and the impact of the European asset securitization refinancing. Cash flows provided by financing activities in fiscal 2002 related primarily to net borrowings under the Senior Secured Global Credit Facility.

Total debt at March 31, 2003 was $1,804.9 million, as compared to $1,413.3 million at March 31, 2002. The increase in total debt was principally due to borrowings under the DIP Credit Facility and the impact of the European asset securitization refinancing. See Note 11 to the Consolidated Financial Statements for composition of such debt. Indebtedness of the Debtors as of the Petition Date, amounting to approximately $1,052.9 million, is subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

Going forward, in addition to operating cash flows, the Company’s principal sources of liquidity will be the DIP Credit Facility, plus proceeds from any asset sales. The Company is considering various asset sales, and in connection therewith has engaged The Blackstone Group to evaluate potential opportunities. On April 15, 2003, the Company sold its European non-lead battery business for proceeds of $16.3 million. No commitments have been made as to any other specific asset sales.

Uses of Cash

The Company’s liquidity needs arise primarily from the funding of working capital needs, obligations on indebtedness and capital expenditures. Because of the seasonality of the Company’s business, more cash has been typically generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of June through October.

Cash flows used in operating activities were $239.9 million (including $261.7 million usage of cash related to the net change from sales of receivables) in fiscal 2003. This compares to cash flows used in operating activities of $6.7 million (including $35.2 million usage of cash related to the net change from sales of receivables) in fiscal 2002. Comparative cash flows benefited from higher prior year payments of accounts payable and accrued expenses in fiscal 2002, offset by the effect of lower general sales volumes. The uncertainties of the Chapter 11 filing could also have an impact on the Company’s ability to attract and retain customers. NAPA, a major customer of the Transportation segment, advised the Company during the first quarter of fiscal 2003 of its intent to source certain of its requirements from competitors. The Company currently estimates that this action will likely result in potential lost sales of $15 million to $25 million annually.

Primary working capital (inventories plus receivables less accounts payable) at March 31, 2003 was $817.8 million, as compared to $419.1 million at March 31, 2002. Primary working capital increased $286.9 million excluding currency impacts. The increase in working capital resulted from the Company’s termination of the

North American accounts receivable securitization due to the Chapter 11 filing and recording of the European accounts receivable securitization program as a secured borrowing whereby the accounts receivable and related borrowings are recorded on the Company’s consolidated balance sheet.

Prior to the Company’s Chapter 11 filing, and since that time, the Company has experienced a tightening of trade credit availability and terms. In the future there can be no assurance that the Company will be able to obtain and return to trade credit on terms traditionally obtained.

Capital expenditures were $45.9 million and $61.3 million in fiscal 2003 and fiscal 2002, respectively. Capital expenditures during fiscal 2003 were impacted by the Chapter 11 filing, related liquidity availability and cost containment efforts. Subject to restrictions under the DIP Credit Facility, capital expenditures are expected to be approximately $60.0 million in fiscal 2004.

Exide’s Board of Directors suspended the Company’s quarterly common stock dividend of $0.02 per share as of November 8, 2001. Dividends are also prohibited by covenants under the DIP Credit Facility.

Employee Benefit Plans

Description

The Company has noncontributory defined benefit pension plans covering substantially all hourly and salaried employees in North America. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. Salaried employees in North America are covered by a cash balance plan providing benefits as a percentage of salary up to qualified limits.

European subsidiaries of the Company sponsor defined benefit plans that cover substantially all employees who are not covered by statutory plans. In most cases the defined benefit plans in Europe are not funded and the benefit formulas are similar to those used by the North American hourly plans.

The Company provides certain health care and life insurance benefits for a limited number of retired employees.

Assets funded under both the North American and European defined benefit plans consist primarily of equity and fixed income securities. At March 31, 2003, the fair market value of assets for the Company’s defined benefit plans was $236.2 million, compared to $281.7 million at March 31, 2002.

Accounting and Significant Assumptions

The Company accounts for pension benefits using the accrual method set forth in SFAS 87, “Employers Accounting for Pensions”. The accrual method of accounting for pensions involves the use of actuarial assumptions concerning future events that impact estimates of the amount and timing of benefit obligations and future benefit payments.

The significant assumptions used in calculating the Company’s pension benefit obligations and related expense are the discount rate, rate of compensation increase and the expected long-term rate of return on plan assets. The Company establishes these underlying assumptions in consultation with its actuaries. Depending on the assumptions used, pension obligations and related expense could vary within a range of outcomes and have a material effect on reported results, benefit obligations and cash funding requirements.

The discount rates used by the Company for determining benefit obligations are generally based on high quality corporate bonds. The assumed rate of compensation increase reflects an estimate of the projected change in compensation levels based on future expectations, general price levels, productivity and historical experience, among other factors. In evaluating the expected long term rate of return on plan assets, the Company considers the allocation of assets and the expected return on various asset classes in the context of the long-term nature of pension obligations.

A one-percentage point change in the weighted average expected return on plan assets would change net periodic benefit cost by approximately $3.0 million in fiscal 2003. A one-percentage point change in the weighted average discount rate would change net periodic benefit cost by approximately $6.0 million in fiscal 2003.

At March 31, 2003, the Company has lowered the discount rates used to value its benefit obligations to reflect the decline in yields on high quality corporate bonds, lowered the rate of compensation increase to reflect current inflationary expectations and lowered the expected long term return on plan assets in light of market conditions and recent equity market performance. The aggregate effect of these changes increased the present value of future benefit obligations as of March 31, 2003, and will have the effect of increasing pension expense in fiscal 2004. The Company expects that pension expense for its defined benefit pension plans will be approximately $36.0 million in fiscal 2004 compared to $23.9 million in fiscal 2003, reflecting the impact of these changes, as well as amortization of previously unrecognized actuarial losses described below.

As of March 31, 2003, unrecognized actuarial losses for the Company’s defined benefit plans were $164.5 million, compared to $86.8 million at March 31, 2002. The unrecognized actuarial losses principally reflect the recent declines in the fair market value of plan assets, actual asset return experience falling short of actuarial assumptions and the reduction in discount rates since fiscal 2002. SFAS 87 provides for delayed recognition of such actuarial losses, whereby these losses, to the extent they exceed 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized as a component of pension expense over a period that approximates the average remaining service period of active employees (for the Company a period of approximately 10 years), unless and to the extent they are not offset by actuarial gains in future years. The amortization of actuarial losses increased pension expense by approximately $3.0 million in fiscal 2003 from 2002 and has contributed to the further increase in pension expense projected for fiscal 2004.

Minimum Pension Obligations

To the extent that the fair market value of pension plan assets of an individual plan is less than the accumulated benefit obligation for such plan, SFAS 87 may require recognition of an additional minimum pension liability, and in such circumstances a reduction in stockholders’ equity or establishment of an intangible asset. The Company has recognized additional minimum pension liabilities of $139.1 million and $61.6 million as of March 31, 2003 and March 31, 2002, respectively, resulting in charges in accumulated other comprehensive loss included in stockholders’ equity (deficit) and establishment of intangible assets.

Plan Funding Requirements

Cash contributions to the Company’s plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years, and unless provided regulatory or other relief available under IRS regulations, are expected to approximate $140 million during the next four years.

Restructuring Activities and Related Impairment Charges

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

The fiscal 2001 restructuring charges relate to specific approved actions and plans that were part of this overall restructuring program. During fiscal 2002 and 2003, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

Fiscal 2003

During fiscal 2003, the Company recognized restructuring and impairment charges of $25.7 million, representing $18.5 million for severance, $2.8 million for related closure costs and $4.4 million for non-cash charges related to the write-down of property, plant and equipment.

Of these total charges, $9.1 million for severance, $1.8 million for related closure costs and $3.1 million for non-cash charges related to the write-off of property, plant and equipment were recorded during the first three quarters of the year. The charges for the first quarter of fiscal 2003 related to the downsizing of a North American Network Power facility in Kankakee, Illinois and the closure of a Transportation facility in Cwmbran, UK. Approximately 300 positions, principally plant employees, have been eliminated in connection with the first quarter fiscal 2003 plans. The charges for the second quarter of fiscal 2003 principally resulted from corporate severance and the closure of a North American Transportation facility in Florence, Mississippi. Approximately 120 positions have been eliminated in connection with the second quarter fiscal 2003 plans. The charges for the third quarter of fiscal 2003 resulted from European headcount reductions, changes in prior estimates of fiscal 2002 pension curtailment obligations at the Maple, Ontario plant and ongoing costs associated with fiscal 2003 North American plastics and manufacturing facility closures. Approximately 15 positions have been eliminated in connection with these third quarter actions.

During the fourth quarter of fiscal 2003, the Company recognized net restructuring and impairment charges of $11.5 million, representing $9.4 million severance, $0.9 million related closure costs and $1.2 million of non-cash charges related to the write-down of machinery and equipment. Approximately 215 employees will be terminated in connection with the fourth quarter plans, which are expected to be completed by the third quarter of fiscal 2004. The fourth quarter fiscal 2003 charge includes a credit of $3.1 million, following recently finalized changes to the Company’s original plans for restructuring of its European shared services operations.

As a result of the fiscal 2003 actions and plans, financial results for future years will be benefited through lower depreciation and reduced salary costs, favorably impacting cost of sales and other operating expenses. In the aggregate, payments made during fiscal 2003 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $24.0 million.

Fiscal 2002

During fiscal 2002, the Company recognized restructuring and impairment charges of $33.1 million, representing severance and related costs of $20.0 million, $2.7 million for related closure costs and $10.4 million of non-cash charges related to the write-down of property, plant and equipment.

During the second and third quarters of fiscal 2002, the Company recognized restructuring and impairment charges of $24.7 million representing severance and related costs of $16.6 million, $2.7 million for related closure costs and $5.4 million of non-cash charges related to the write-down of property, plant and equipment at the Maple, Ontario facility. Approximately 1,300 employees have been terminated in connection with these restructuring actions and plans. As a result of these actions and plans, future financial results will be benefited through lower depreciation and reduced salary costs, favorably impacting cost of sales and other operating expenses.

During the fourth quarter of fiscal 2002, the Company recognized restructuring and impairment charges of $8.4 million, representing $3.4 million severance and related costs and $5.0 million of non-cash charges related to the write-down of property, plant and equipment. These charges resulted from plans involving the closure of two North American plastics manufacturing plants, a North American Network Power facility and office consolidations in Alpharetta, Georgia and Lombard, Illinois. Approximately 500 employees were terminated in connection with these plans. These actions are expected to provide annual savings through reduced wages and salaries, lower depreciation and improved manufacturing overhead absorption.

In the aggregate, payments made during fiscal 2002 from operating cash flows to terminated employees and third parties for other costs totaled approximately $65.2 million.

There have been no material changes to the fiscal 2002 restructuring charge accrued or the approved actions and plans to which this charge relates, other than the change in the prior estimate of the pension curtailment obligation at the Maple, Ontario plant, as discussed above, for which an additional charge was recognized in fiscal 2003. As a result of the unexpected downturn in the telecommunication industry and its negative impact on the Company’s Network Power operations, in November 2001, the Company announced that the Maple, Ontario manufacturing operations would not be reopened as a Network Power manufacturing plant as previously announced.

Fiscal 2001

During fiscal 2001, the Company recognized restructuring and impairment charges of $97.4 million representing severance and related of costs of $40.0 million, $15.7 million of closure costs and $41.7 million of non-cash charges related to the write-down of property, plant and equipment. A further $28.8 million charge was recognized in connection with the GNB purchase price allocation. The Company originally planned to terminate approximately 1,425 employees relating to these fiscal 2001 initiatives. As a result of the fiscal 2001 actions and plans, financial results for future years will be benefited through lower depreciation and reduced salary costs, favorably impacting cost of sales and other operating expenses.

In the aggregate, payments made during fiscal 2001 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $26.7 million.

There have been no material changes to the fiscal 2001 restructuring charge accrued or the approved actions and plans to which this charge relates, with the exception of the Maple, Ontario automotive manufacturing operations. During the second quarter of fiscal 2001, the Company recorded a charge of $13.4 million related to the closure of this facility, including severance costs, asset write-offs and other closure costs. Subsequent to the decision to close this facility, the Company experienced an increase in the demand for its Network Power products as well as projected demand for the foreseeable future. As a result, the Company decided to redevelop this facility as a Network Power manufacturing plant. Therefore, the Company reversed $7.2 million of these charges related to asset write-offs and other closure costs during the fourth quarter of fiscal 2001.

Financial Instruments and Market Risk

The Company’s ability to utilize financial instruments has been significantly restricted because of the Chapter 11 cases and the resultant tightening, and/or elimination of credit availability with counter-parties. At March 31, 2003, the Company had no outstanding hedging contracts. Accordingly, the Company is now exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.

In the past, the Company used financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate currency and certain lead purchasing requirements. The swap, forward, and option contracts were entered into for periods consistent with related underlying exposures and did not constitute positions independent of those exposures. The Company did not enter into contracts for speculative purposes nor was it a party to any leveraged instruments.

During fiscal 2001, the Company had two currency and interest rate swap agreements, which effectively converted $110.5 million of borrowings under the Senior Secured Global Credit Facilities Agreement and certain inter-company loans into 406.2 million French Francs (U.S. $68.5 million) and 25.2 million British pounds sterling (U.S. $42.0 million). The Company received LIBOR and paid PIBOR and pound sterling LIBOR. The Company terminated these agreements on December 27, 2000 and received a cash payment of 13.7 million Euros and 3.3 million British pounds sterling, respectively. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into two six-month forward contracts to continue to hedge these transactions. During the third quarter of fiscal 2002, the Company discontinued hedging these transactions with forward contracts.

During fiscal 2000, the Company assigned 382.5 million French Francs (U.S. $64.5 million) of its then existing currency and interest rate swap agreement to a new counter party and received a cash payment of 8.5 million Euros. Simultaneously, the Company entered into a new 66.8 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement. The Company terminated this agreement in fiscal 2001 and received a cash payment of 6.2 million Euros. There was no impact on the consolidated statements of operations related to these terminations. Simultaneously, the Company entered into a new 73.1 million Euro (U.S. $64.5 million) one-year currency and interest rate hedge agreement with this same counter party. The Company receives LIBOR plus 2.25% and pays Euro LIBOR plus 2.27%. The Euro principal amount is reset quarterly. This swap matured in October 2001 and was replaced with a forward contract. The Company has since discontinued hedging these transactions with forward contracts.

On October 18, 2000, the Company entered into a $60.0 million two year interest rate swap agreement for which the Company paid a quarterly fixed rate of 6.55% and received a three-month LIBOR rate. The swap hedged a portion of the variable interest exposure on the $900.0 million Senior Secured Global Credit Facilities Agreement Tranche B Term Loans. The swap was terminated in connection with the Company’s Chapter 11 filing and the cost of settlement reflected as a reorganization item and liability subject to compromise in the consolidated financial statements.

On January 17, 2001, the Company entered into an interest rate cap agreement, which reduced the impact of changes in interest rates on a portion of our floating rate debt. The cap agreement effectively limited the three-month LIBOR based interest rate on $70.0 million of U.S. borrowings to no more than 6.5% through July 17, 2002.

In fiscal 2001, the Company entered into certain forward contracts and option contracts to hedge the purchase price of lead on a portion of the Company’s lead usage sourced through external purchases. Such contracts were effective through the fourth quarter of fiscal 2002.

On April 1, 2001, the Company adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. See Note 5 to the Consolidated Financial Statements for further discussion.

Receivables Securitization Programs

The Company historically has maintained receivables securitization programs in the United States (the “U.S. program”) and Europe (the “European program”). Cash generated from these programs has been used to provide liquidity requirements to the Company.

Under the U.S. program, the Company sold certain receivables of U.S. entities at a discount on a continuous basis to a consolidated company which, in turn, sold the same receivables to a third party. The maximum amount of receivables to be sold under this program at any point in time was $200.0 million.

Under the European program, the Company’s European subsidiaries sell certain receivables on a continuous basis to a consolidated company which in turn sold the same receivables to third parties. The maximum amount of receivables to be sold under this program at any point in time was $175.0 million. Losses in connection with these programs are reflected in the other (income) expense, net line item of the consolidated statement of operations.

On May 31, 2002, the Company entered into a $177.5 million European accounts receivable securitization facility. This facility replaced the Company’s then existing $175.0 million European accounts receivable securitization program. The facility is accounted for as a secured borrowing in accordance with the requirements of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, whereby the accounts receivable and related borrowings are recorded on the Company’s consolidated balance sheet. Upon closing of the DIP Credit Facility discussed above, on April 17, 2002, the Company terminated and repurchased uncollected securitized accounts receivable under the U.S. Program for approximately $117.0 million.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments at March 31, 2003 are summarized by fiscal year in which the payments are due in the following table:

	Total at March 31, 2003	2004	2005	2006	2007	2008	2009 and beyond
	(in millions)
Long-term debt, including capital leases	$1,797.1	$1,058.6	$99.6	$622.8	$1.6	$1.6	$12.9
Short-term borrowings	7.8	7.8
Operating leases	124.9	43.8	32.8	16.1	7.8	5.4	19.0
Unconditional purchase obligations (a)	203.4	33.1	33.4	33.7	34.0	34.0	35.2

Total contractual cash obligations	$2,133.2	$1,143.3	$165.8	$672.6	$43.4	$41.0	$67.1

(a)	Reflects the Company’s projected annual minimum purchase commitment, including penalties under the supply agreement entered into as a result of the sale of the Company’s separator business; amounts may vary based on actual purchases (See Note 22).

At March 31, 2003, the Company had outstanding letters of credit of $6.0 million, of which $0.1 million was pre-petition, and surety bonds of $43.5 million. The Company has not yet determined the effect, if any, that its Chapter 11 filing may have with respect to the obligors or beneficiaries of these instruments or the resultant impact that changes in availability of these instruments from traditional sources may have on the Company’s liquidity. During fiscal 2003, $27.8 million of pre-petition letters of credit under the Company’s Senior Secured Global Credit Facility were drawn, resulting in an increase in long-term debt classified as subject to compromise in the consolidated balance sheet.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2003, bank guarantees with a face value of $8.7 million were outstanding.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness of the Debtors, as well as most other pending litigation against the Debtors, are stayed and other contractual obligations against the Debtors may not be enforced. In addition, the Debtors may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown in the above table and discussed above may not reflect actual cash outlays in the future.

Trading Activities

The Company does not have any trading activity that involves non-exchange traded contracts accounted for at fair value.

Related Parties

The services of Lisa J. Donahue, Chief Restructuring Officer, (formerly Chief Financial Officer and Chief Restructuring Officer), are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and AP Services, LLC (formerly JA&A Services LLC). Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, is compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provides for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during fiscal 2003 and 2002 under the Services Agreement were $10.7 million and $5.2 million, respectively.

Effects of Inflation

Inflation has not had a material impact on the Company’s operations during the past three years. The Company generally has been able to partially offset the effects of inflation with cost-reduction programs and operating efficiencies.

Future Environmental Developments

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates. For a discussion of the legal proceedings relating to environmental matters, see Item 3, Legal Proceedings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks

The Company’s ability to utilize financial instruments has recently been significantly restricted because of the Chapter 11 cases and the resultant tightening and/or elimination of credit availability with counterparties. At March 31, 2003, the Company had no outstanding hedging contracts. Accordingly, the Company is now exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.

The Company is exposed to market risks from changes in foreign currency exchange rates, certain commodity prices and interest rates. The Company does not enter into contracts for speculative purposes nor is it a party to any leveraged instruments. A discussion of the Company’s accounting policies for derivative instruments is provided in Notes 3 and 5 to the Consolidated Financial Statements.

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

Commodity Price Risk

Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-fourth of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate long-term debt. The Company has on occasion entered into certain interest rate swap agreements to hedge exposure to interest costs associated with long-term debt. Interest rate swaps involve the exchange of floating rate interest payments to effectively convert floating rate debt into fixed rate debt. No such swaps were outstanding at March 31, 2003.

In connection with its Chapter 11 filing, the Company received a commitment for $427.5 million in new financing, including the $250.0 million DIP Credit Facility and $177.5 million European securitization facility. Both the DIP Credit Facility and the European securitization facility bear interest at variable rates.

In connection with the Chapter 11 filing the Company also entered into a Standstill Agreement with its Senior Secured Global Credit Facility lenders, providing for the deferral of non-U.S. principal payments.

The following table presents the expected debt maturities of debt not subject to compromise, excluding capital lease obligations and lines of credit, under the terms of the Company’s current and amended borrowing arrangements.

	2004	2005	2006	2007	2008	Thereafter	Total
	(US$ equivalents in millions)
Fixed rate	—	$96.6	—	—	—	—	$96.6
Weighted average interest rate	—	9.13%	—	—	—	—	9.13%
Variable rate	$595.6	—	—	—	—	—	$595.6
Weighted average interest rate	6.3%	—	—	—	—	—	6.3%

Item 8.    Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements and Schedule at page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors of the Registrant

Francois J. Castaing (58) Director of Exide since March 1999. Mr. Castaing is President of Castaing & Associates, an automotive industry consulting firm. From December 1997 until his retirement from DaimlerChrysler in June 2000, Mr. Castaing was technical advisor to the Chairman. From 1987 until 1997, Mr. Castaing held several executive positions with Chrysler, including Executive Vice President. Mr. Castaing is also Chairman of the Detroit Science Center.

Rodney L. Chadwick (57) Director of Exide since January 2001. Prior to his resignation in March 2001, Mr. Chadwick was Managing Director and CEO of Australian-based Pacific Dunlop Limited, a position held since 1996. Mr. Chadwick is currently a director of Tormey Investments Pty Ltd and the Selpam Group of Companies. He is the National Vice President of Australian Industry Group and Chair, Board of Advice, for the Australian Industry Group for Vocational Education in Australia.

William I. Jacobs (61) Director of Exide since November 2001. Mr. Jacobs was the former Managing Director, Chief Financial Officer and a director of New Power Holdings, Inc. through September 30, 2002, an entity that in June 2002 filed for protection under Chapter 11 of the U. S. Bankruptcy Code. From 1995 to May 2000, Mr. Jacobs served at MasterCard International, first as Executive Vice President for Global Resources and later as Senior Vice President, Strategic Ventures. Mr. Jacobs serves on the boards of Investment Technology Group, Inc., Global Payments, Inc. and Alpharma, Inc.

John A. James (61) Director of Exide since March 1999. Mr. James is Chairman of the Board and Chief Executive Officer of the James Group International, a group of transportation-related companies which he co-founded in 1971. O-J Transport Company, an entity within the James Group, filed for bankruptcy in October 2000. Mr. James is the principal owner of Magee Ford-Mercury, an entity that filed for bankruptcy in December 1999. Mr. James is also a director of the Hartford Development Foundation and a member of the National Association of Black Automotive Suppliers. He is also on the Board of the Boys and Girls Club of Southern Michigan, Michigan Minority Business Association, the Michigan Economic Development Corporation and the Detroit Chamber of Commerce.

Robert A. Lutz (71) Director of Exide since December 1998. Mr. Lutz was Chairman and Chief Executive Officer of Exide from December 1998 until September 1, 2001 when he tendered his resignation as Chief Executive Officer of Exide but remained Chairman until May 17, 2002. Mr. Lutz also served as President of Exide from December 1998 through May 2000. Mr. Lutz is currently Chairman of GM North America and Vice Chairman of Product Development and a director at General Motors Corporation. Mr. Lutz retired in July 1998 as Vice Chairman of Chrysler. Previously, Mr. Lutz was Chrysler’s President and Chief Operating Officer responsible for its car and truck operations worldwide. Mr. Lutz became President of Chrysler in January 1991. Mr. Lutz is also a co-founder of the Cunningham Motor Company and is assisting in product development.

Heinrich Meyr (62) Director of Exide since February 2001. A researcher and entrepreneur in communications technology, Dr. Meyr has been a professor in electrical engineering and the director of the laboratory for integrated signal processing systems at Germany’s Aachen University of Technology since 1977. Dr. Meyr is also a director of ASCOM, a Swiss telecommunications and electronics company.

Daniel W. Miller (52) Director of Exide since September 2002. Mr. Miller is currently President and Chief Executive Officer of Russell-Stanley Holdings, Inc., a manufacturer of industrial containers. Mr. Miller served in several senior executive positions since joining Russell-Stanley in March 1995, including Executive Vice President and Chief Financial Officer. Prior to May 1998, Mr. Miller was also a Managing Director of Vestar

Resources, Inc., an affiliate of Vestar Capital Partners, Inc., which he joined in 1993. Mr. Miller is currently a member of the board of directors of Russell-Stanley and the Industrial Packaging Association of North America. Mr. Miller is a Certified Public Accountant.

Jody G. Miller (45) Director of Exide since December 1999. Ms. Miller is a Venture Partner with Maveron, LLC, a Seattle-based venture capital firm, which she joined in February 2000. Before joining Maveron, from 1995 until January 1999, Ms. Miller served in several senior executive positions with Americast, a digital video and interactive services partnership between Ameritech, BellSouth, GTE, SBC, SNET and the Walt Disney Company. While at Americast, Ms. Miller served as Acting President and Chief Operating Officer, Executive Vice President and Senior Vice President for Operations. During the period between her tenures at Americast and Maveron, Ms. Miller served as a consultant. Prior to Americast, Ms. Miller served in the White House as special assistant to the President with the Clinton Administration. Ms. Miller is a member of the Board of Directors of the National Campaign to Prevent Teenage Pregnancy and has been a member of the California Women’s Law Center.

Craig H. Muhlhauser (54) Chairman of Exide since May 17, 2002, a director of Exide since August 1, 2001, Chief Executive Officer of Exide effective September 1, 2001 and President and Chief Operating Officer of Exide and a member of the Office of the Chairman beginning July 2000. Before joining Exide, Mr. Muhlhauser was a vice president of Ford Motor Company and President of Visteon Corporation (a subsidiary of Ford) from 1997 to June 2000. Prior to joining Ford, Mr. Muhlhauser worked for Pratt & Whitney, a division of United Technologies Corporation, from 1995 to 1997, as senior vice president of sales and service for the Americas and vice president for the global aftermarket, in addition to holding senior management positions at Asea Brown Boveri Inc. and Lucas Aerospace from 1990 to 1995. Mr. Muhlhauser began his career at the General Electric Company in 1971, and had a series of sales, engineering and general management assignments during his career in the Aircraft Engine and Power Systems businesses of GE.

Executive Officers of the Registrant

Craig H. Muhlhauser (54) Chairman, President and Chief Executive Officer. See description above under the heading “Directors of the Registrant”.

Mitchell S. Bregman (50) President, Industrial Energy Americas. Mr. Bregman joined Exide in September 2000 in connection with the Company’s acquisition of GNB. Mr. Bregman joined GNB in 1979 after receiving his BS in Industrial Engineering from Cornell University and Masters of Business Administration from Harvard Business School. Thereafter he served for 12 years as a Vice President with various responsibilities with GNB Industrial Power and nine years with GNB’s Transportation Division.

Neil S. Bright (56) President, Industrial Energy. Mr. Bright has served in his current capacity since April 2000 and prior to that beginning in April 1998 was Executive Vice President, Sales and Marketing for Exide Europe. Prior to that he was Executive Vice President of Exide Holding Europe S.A. with responsibility for sales to industrial customers throughout Europe. Mr. Bright has over 30 years experience in the sale and manufacture of batteries. Mr. Bright graduated with an Honors degree in Economics from Manchester University, England in 1969.

Lisa J. Donahue (38) Chief Restructuring Officer. Ms. Donahue joined Exide in October 2001. Her services are provided to the Company pursuant to a contract between the Company and an affiliate of AlixPartners, LLC, a corporate turnaround and financial restructuring consulting firm in which she is a principal. Since joining AlixPartners, LLC in February 1998, she has served as Chief Restructuring Officer to Graham Field Health Products, Inc. and as restructuring advisor to Regal Cinemas. She also served as interim Chief Financial Officer at Umbro International Inc., a manufacturer of soccer and fashion apparel. Until February 1998, Ms. Donahue worked for the Recovery Group in a financial restructuring consultant group.

David G. Enstone (49) President, Global Transportation. Mr. Enstone joined Exide in August 2000 as Senior Vice President, Marketing, Sales and Service for Transportation Services and served as President, Transportation-Europe until being promoted to his current position in October 2001. Prior to joining Exide, from 1997 to 2000, he served as Senior Business Unit Director for Carlite Aftermarket Operations at Visteon Automotive Systems, and before that as Visteon’s Director for North American Aftermarket Operations.

Janice M. Jones (55) Vice President, Global Human Resources. Ms. Jones joined Exide in June 2002. Prior to that she was Senior Vice President of Human Resources at American Express from 1999 to 2002, and was a Vice President of Human Resources at Dial Corporation from 1995 to 1999.

Stuart Kupinsky (35) Executive Vice President, General Counsel and Secretary. Mr. Kupinsky joined Exide in September 2002. Prior to joining Exide, Mr. Kupinsky served as Senior Vice President, General Counsel and Secretary for Teligent, Inc. and was one of two senior officers of Teligent that facilitated its emergence from Chapter 11 bankruptcy. Prior to that, Mr. Kupinsky served in the United States Department of Justice in the Antitrust Division. Mr. Kupinsky serves on the Board of Directors of Teligent.

Biagio N. Vignolo, Jr. (56) Mr. Vignolo joined Exide in January 2003. Prior to joining Exide, from 1989 to 2001, Mr. Vignolo served as Executive Vice President and Chief Financial Officer of Sun Chemical, a subsidiary of Dainippon Ink and Chemicals, Inc. Mr. Vignolo is a Certified Public Accountant.

Robert B. Weiner (51) Executive Vice President, Quality and EXCELL. Mr. Weiner joined the Company in his current capacity in April 2001. Prior to Exide, he was with Pratt & Whitney for seven years with his last position as Vice President-Engine Services. Before that he was with Phelps Dodge and MRC Bearings and spent sixteen years with General Electric graduating through their manufacturing management program. Mr. Weiner has a BSME from Polytechnic Institute of Brooklyn and an MBA from Loyola College of Maryland.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Exide’s directors, executive officers and persons who own more than ten percent of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such securities. Officers, directors and greater than ten percent stockholders are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to Exide’s officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended March 31, 2003.

Item 11.    Executive Compensation

Director Compensation

Directors who are not officers or employees of Exide receive a quarterly retainer fee of $8,000, plus $2,000 for each Board meeting they attend. Additionally, Jody Miller, Lead Director, is paid a quarterly retainer fee of $7,000 for her service in that capacity. Committee members receive $1,200 for each Committee meeting they attend and Committee chairpersons receive a $2,500 retainer per quarter. Directors are also reimbursed for their expenses to attend each meeting of the Board or any Committee. Directors are paid all fees in cash. All other director compensation plans were terminated prior to the Company’s Chapter 11 filing.

Executive Compensation

The following table sets forth the compensation for Mr. Muhlhauser, Exide’s Chief Executive Officer for fiscal 2003, 2002 and 2001, and the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, serving as executive officers at the end of fiscal 2003. Such individuals identified in the Summary Compensation Table are referred to as the “named executive officers” throughout this Report. In addition, information is provided for Mr. Van Zile, who resigned his position with the Company effective August 31, 2002.

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards		All Other Compen- sation ($)(3)
Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($)(2)	Securities Underlying Options (#)	Restricted Stock Awards ($)

Craig H. Muhlhauser (4) Chairman, President and Chief Executive Officer	2003 2002 2001	700,000 627,083 368,750	350,078 — —	175,000 175,000 —	— 20,966 405,000	— — —	34,042 79,579 52,407

Biagio N. Vignolo, Jr. (5) Executive Vice President and Chief Financial Officer	2003	106,250	—	—	—	—	5,484

David G. Enstone (6) President, Global Transportation	2003 2002 2001	345,000 318,750 193,333	115,964 — 17,500	— 119,000 50,000	— — 100,000	— —	11,223 27,639 51,428

Mitchell S. Bregman President, Industrial Energy Americas	2003 2002 2001	278,668 257,465 239,992	58,116 68,935 413,435	— 55,733 —	— — 61,500	— — —	9,184 16,163 6,009

Neil S. Bright (7) President, Industrial Energy	2003 2002 2001	289,598 239,047 209,055	25,848 172,273 23,382	— 52,154 —	— — —	— — —	91,982 121,764 23,493

John R. Van Zile (8) Former EVP, General Counsel and Secretary	2003 2002 2001	125,000 300,000 250,000	45,000 — —	— 60,000 —	— 5,391 30,000	— — —	3,743 12,994 19,750

(1)	Bonus represents payments made under the Corporate Incentive Plan for the applicable fiscal year.
(2)	Other Annual Compensation for 2002 represents March 1, 2002 payments upon achievement of the first performance goals under the Company’s Restructuring Milestone Incentive Plan, described below under “Restructuring Milestone Incentive Plan” and “Executive Incentive Compensation” in this Report. Other Annual Compensation for 2003 represents January 31, 2003 payments upon achievement of the second performance goal under the Company’s Milestone Plan.
(3)	All Other Compensation includes payments for life insurance and accrued contributions for the Exide Salaried Retirement Plan and the Exide 401(k) Plan, as set forth in the table below this Summary Compensation Table.
(4)	Mr. Muhlhauser was elected as Chief Executive Officer effective September 1, 2001. All Other Compensation for Mr. Muhlhauser includes $19,899, $47,750 and $35,802, respectively, for moving expenses paid in fiscal years 2003, 2002, and 2001.
(5)	Mr. Vignolo joined the Company on January 1, 2003. Accordingly, the salary above represents the pro-rata amount for his employment during fiscal 2003.
(6)	Other Annual Compensation for Mr. Enstone in 2002 represents a retention payment and, for 2001, also includes $50,000 paid upon acceptance of his position with the Company. All Other Compensation for Mr. Enstone in 2001 includes $29,000 for moving expenses paid by the Company.

(7)	Dollar amounts shown for Mr. Bright are converted from pounds sterling at a rate of 1.5739 dollars per pound, the exchange rate at the end of the day March 31, 2003. All Other Compensation for Mr. Bright represents the Company pension contribution under a U.K. pension plan of approximately 12 percent of salary plus, for fiscal 2003 and 2002, an additional amount to compensate for previously foregone pension contributions.
(8)	Mr. Van Zile resigned effective August 31, 2002.

The following table shows the amount of life insurance payments and retirement and 401(k) Plan contributions made by the Company in fiscal 2003 to the named executive officers.

	Life Insurance Payments	Retirement Plan and 401(k) Contributions
Mr. Muhlhauser	$4,143	$10,000
Mr. Vignolo	$171	$5,313
Mr. Enstone	$1,502	$9,721
Mr. Bregman	$1,011	$8,173
Mr. Bright	$0	$91,982
Mr. Van Zile	$493	$3,250

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

The following table contains information relating to the exercise of stock options by the named executive officers in fiscal 2003, as well as the number and value of their unexercised options as of March 31, 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)	Value of Unexercised In-the- Money Options at FY-End ($)
			Exercisable/Unexercisable	Exercisable/Unexercisable
Craig H. Muhlhauser	0	0	223,466/202,500	None
Biagio N. Vignolo, Jr.	0	0	0/0	None
David G. Enstone	0	0	50,000/50,000	None
Mitchell S. Bregman	0	0	30,750/30,750	None
Neil S. Bright	0	0	39,250/46,250	None
John R. Van Zile	0	0	0/0	None

Option Grants in Last Fiscal Year

No stock option grants were made during fiscal year 2003 to the persons named in the Summary Compensation Table.

Restructuring Milestone Incentive Plan

As more fully described below under Executive Incentive Compensation, in February 2002, the Board of Directors approved the Restructuring Milestone Incentive Plan to provide incentives designed to attract and retain individuals whose services were deemed highly desirable in connection with the Company’s restructuring. The performance goals and awards for each period are specific to each of the named executive officers and are payable only at the stated amount and only upon achievement by each officer of the applicable performance goal. Payments were made for the period ending March 1, 2002 as all performance goals were achieved. Payments for the second installment were made on January 31, 2003 to those that achieved their performance goals as of

November 30, 2002. The payment of all other awards, if earned, was approved by the Bankruptcy Court on July 30, 2002.

		Payments Made and Estimated Future Payments (Achievement Dates)
Name	Performance Period	March 1, 2002	November 30, 2002	June 30, 2003	*December 18, 2003
Mr. Muhlhauser	2/15/02 - 12/18/03	$175,000	$175,000	$675,000	$675,000
Mr. Vignolo	1/1/03 - 12/18/03	$0	$0	$69,063	$69,063
Mr. Enstone	2/15/02 - 12/18/03	$69,000	$0	$69,000	$69,000
Mr. Bregman	2/15/02 - 12/18/03	$55,733	$0	$55,733	$55,733
Mr. Bright	2/15/02 - 12/18/03	$52,154	$0	$52,154	$52,154
Mr. Van Zile	2/15/02 - 12/18/03	$60,000	$0	$0	$0

*	Upon confirmation of a plan of reorganization by the Bankruptcy Court.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,327,602	$12.98	1,219,660
Equity compensation plans not approved by security holders	2,922,833	$9.63	1,824,182
Total	4,250,435	$10.67	3,043,842

Executive Employment Agreement

On June 14, 2002, the Bankruptcy Court approved the Company’s motion to accept the Executive Employment Agreement, as amended June 14, 2002, of Mr. Muhlhauser (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Muhlhauser is paid an annual base salary of $750,000 for fiscal 2004 and is eligible annually to receive a bonus of up to 100% of his base salary, determined in accordance with the provisions of the Company’s then applicable annual bonus plan. Mr. Muhlhauser is also eligible to receive such additional long-term incentive compensation as may be approved by the Board of Directors. The term of the agreement is three years and will renew automatically for additional one-year periods unless either party to the agreement gives written notice of termination at least 90 days prior to the operative expiration date. The Employment Agreement is terminable by the Company or Mr. Muhlhauser without cause upon 90 days prior written notice, and may be terminated by the Company for “cause” (as defined in the Employment Agreement) or by Mr. Muhlhauser for “good reason” (as defined in the Employment Agreement). In the event the Employment Agreement is terminated by the Company other than for cause or other than upon the death or disability of Mr. Muhlhauser, or by Mr. Muhlhauser for good reason, the Company shall pay all accrued compensation, pro-rata bonus and incurred expenses to the date of termination and base salary and annual bonus for a period of 36 months. In all other cases, upon termination the Company shall pay accrued compensation and incurred expenses (including pro-rata bonus in the case of death or disability) to the date of termination. The Employment Agreement also contains non-competition and confidentiality provisions for the benefit of the Company.

Income Protection and Change In Control Arrangements

The Company has adopted the Exide Technologies et al Debtors Income Protection Plan (“Income Protection Plan”) which, among other things, provides plan participants (including the named executive officers)

certain compensation in the event of termination of employment, including in the event of a change in control of the Company, but is structured to accommodate the Company’s Chapter 11 restructuring and eventual plan of reorganization. The Income Protection Plan was approved by the Bankruptcy Court on July 30, 2002.

In order to receive benefits under the provisions of the Income Protection Plan, a named executive officer must incur a qualifying termination of employment. A qualifying termination of employment will occur if the named executive officer’s employment is terminated (i) following a change in control; (ii) by Exide other than for cause or by reason of death or disability; or (iii) by the named executive officer for good reason.

If a named executive officer incurs a qualifying termination of employment, he or she will be entitled, among other things, to (i) continued semi-monthly payments equal to their base salary as of the date of termination for a period of two years, three year in the case of the Chief Executive Officer; (ii) payment equal to the executive’s target annual bonus under any annual bonus or incentive plan maintained by Exide during the income protection period; (iii) life, disability, health, dental and accidental insurance benefits; and (iv) a lump sum payment reflecting the actuarial value of an additional service credit for retirement pension accrual purposes under any defined benefit pension plans maintained by Exide. In the case of terminations other than upon a change in control, income protection payments will terminate or be reduced to the extent the executive obtains new employment.

Executive Incentive Compensation

Incentive Compensation

In fiscal 2002 and fiscal 2003, the Compensation Committee recommended to the full Board, and the Board approved, two new incentive compensation plans described below intended to support the Company’s goals and business plan in reorganization. The Corporate Incentive Plan is a successor to the prior annual incentive plan and is designed to achieve annual business plan objectives. The Restructuring Milestone Incentive Plan is tied to the achievement of particular restructuring objectives (including Court approval of a final plan of reorganization) and is intended to provide incentives and rewards for completing the Company’s restructuring work. On July 30, 2002, the Bankruptcy Court approved the Restructuring Milestone Incentive Plan and the Corporate Incentive Plan.

Annual Incentives

In May 2002, the Board adopted an annual cash incentive plan, the Corporate Incentive Plan (“CIP”), which applies to the Company’s Chief Executive Officer, his direct reports and other senior managers, and certain other mangers and professionals located throughout the world. The CIP for fiscal 2003 had quarterly financial goals. The CIP’s objective is to provide a competitive financial opportunity that will motivate key contributors to achieve or exceed the Company’s business plan. The CIP is a goal-driven plan based on financial performance that includes earnings before interest, depreciation, taxes and restructuring costs (“EBITDAR”), improvements in working capital, inventory reduction and certain other operational initiatives. The incentive compensation of the Chief Executive Officer under the CIP is based on global improvements in EBITDAR and working capital. Target incentive levels are established based on market competitive data and the functional responsibilities for the other participants in the CIP.

Long-Term Incentives

In February 2002, on the recommendation of management, the Compensation Committee recommended to the full Board, and it approved, the Restructuring Milestone Incentive Plan (“Milestone Plan”). The purpose of the Milestone Plan is to retain certain key management and professional employees whose services are deemed essential in connection with restructuring programs being implemented and developed. All awards payable under the Milestone Plan are payable in cash and are earned based on achievement of goals that are specific to each participant with respect to each of three separate achievement dates (March 1, 2002; November 30, 2002; and June 30, 2003), with a fourth goal of Bankruptcy Court approval of a plan of reorganization by December 18, 2003 (which date may be extended). Of the total available award, 25 percent is payable upon achievement of each of the performance goals; provided, however, that additional incentive awards of $500,000 were added to the third and fourth milestone periods for the Chief Executive Officer.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of June 1, 2003, information regarding beneficial ownership of common stock by Exide’s directors, the named executive officers and all other current executive officers of the Company and by each person and entity that, to the knowledge of Exide, beneficially owns more than five percent of Exide’s common stock. Except as indicated in the notes to the table, the holders listed below have sole voting power and investment power over the shares beneficially held by them. Except as otherwise indicated, the address of each person listed below is the address of Exide.

	Number of Shares Beneficially Owned
Beneficial Owner	Number	Percent(1)
Executive Officers and Directors
Craig H. Muhlhauser(2)	319,559	1.2%
David G. Enstone(3)	100,000	*
Mitchell S. Bregman(4)	30,750	*
Neil S. Bright(5)	39,250	*
Francois J. Castaing	33,302	*
Rodney L. Chadwick(6)	12,051	*
William I. Jacobs	0	*
John A. James	11,569	*
Robert A. Lutz(7)	2,163,729	7.9%
Heinrich Meyr	7,078	*
Daniel W. Miller	0	*
Jody G. Miller	6,623	*
John R. Van Zile(8)	21,000	*
All executive officers and directors as a group (18 persons)	2,719,911	9.9%
Five Percent or Greater Shareholders:
State of Wisconsin Investment Board(9)	5,335,000	19.5%
Pacific Dunlop Holdings (USA) Inc.(10)	4,000,000	14.6%

*	Less than 1%.
(1)	Based on 27,383,084 shares of common stock outstanding on June 1, 2003.
(2)	Includes currently exercisable options to purchase 298,466 shares of common stock. Mr. Muhlhauser also holds options to purchase 127,500 shares of common stock that are not currently exercisable.
(3)	Represents currently exercisable options. Mr. Enstone also holds options to purchase 50,000 shares of common stock that are not currently exercisable.
(4)	Represents currently exercisable options. Mr. Bregman holds options to purchase 30,750 shares of common stock that are not currently exercisable.
(5)	Represents currently exercisable options. Mr. Bright also holds options to purchase 46,250 shares of common stock which are not currently exercisable.
(6)	Includes 3,500 shares held indirectly by Tormey Investments Pty Ltd.
(7)	Represents 243,037 shares owned directly, 82,500 in trust, 2,250 beneficially owned by Mr. Lutz’s spouse, and 1,835,942 currently exercisable options to purchase common stock. Mr. Lutz also holds 20,000 restricted shares of common stock, the restrictions on which have not lapsed.
(8)	Mr. Van Zile resigned from the Company effective August 31, 2002.

(9)	Based solely on a Schedule 13G/A filed on February 12, 2003. State of Wisconsin Investment Board’s address is P.O. Box 7842, Madison, Wisconsin 53707.
(10)	Based solely on a Schedule 13D filed on October 10, 2000. Such Schedule 13D states that Pacific Dunlop Holdings (USA) Inc.’s address is 6121 Lakeside Drive, Suite 200, Reno, Nevada 89511. The Company understands that Pacific Dunlop Holdings (USA) Inc.’s name has changed to Ansell Limited, and that its address is now believed to be 200 Schulz Drive, Red Bank, NJ 07701.

Item 13.    Certain Relationships and Related Transactions

The services of Lisa J. Donahue, Chief Restructuring Officer (formerly Chief Financial Officer and Chief Restructuring Officer), are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and AP Services, LLC (formerly JA&A Services LLC). Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, is compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provides for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during fiscal 2003 and 2002 under the Services Agreement were $10.7 million and $5.2 million, respectively.

PART IV

Item 14.    Controls and Procedures

(a) Within the 90 days prior to the filing of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in accordance with Rule 13a-15 of the Exchange Act. Based upon that evaluation, The Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company is in compliance with the requirements of Rule 13a-15(a) of the Exchange Act and that its disclosure controls and procedures are effective for their intended purpose as implemented at the date of the evaluation.

(b) There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company’s evaluation of its disclosure controls and procedures.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Index to Financial Statements

See Index to Consolidated Financial Statements and Schedule at page F-1.

(b)	Reports on Form 8-K

On February 14, 2003, the Company filed an interim report on Form 8-K attaching the Company’s press release, dated February 14, 2003, reporting the filing of its 10-Q for the period ended December 31, 2002.

(c)	Exhibits Required by Item 601 of Regulation S-K

See Index to Exhibits.

(d)	Financial Statement Schedules

See Index to Consolidated Financial Statements and Schedule at page F-1.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information, this report may be deemed to contain “forward-looking” statements. The Company desires to avail itself of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Act”) and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the Act.

Examples of forward-looking statements include, but are not limited to (a) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure and other financial items, (b) statements of plans of and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance and (d) statements of assumptions, such as the prevailing weather conditions in the Company’s market areas, underlying other statements and statements about the Company or its business.

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following General Factors such as: (i) the Company’s ability to implement business strategies and financial reorganization and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (v) the Company’s assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (vi) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company’s results because it is a major constituent in most of the Company’s products, (vii) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (viii) the Company’s consolidation and rationalization of acquired entities requires substantial management time and financial and other resources and is not without risk, (ix) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, (x) the Company is exposed to fluctuations in interest rates on our variable debt which can affect the Company’s results, (xi) general economic conditions, (xii) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs and Bankruptcy Considerations such as: (a) the Company’s ability to continue as a going concern, (b) the Company’s ability to operate in accordance with the terms of and maintain compliance with covenants of the DIP Credit Facility and other financing arrangements, (c) the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases from time to time, (d) the Company’s ability to develop, confirm and consummate a plan of reorganization with respect to the Chapter 11 cases on a timely basis, (e) the Company’s ability to attract, motivate and retain key personnel, (f) the Company’s ability to obtain and maintain normal terms with vendors and service providers, (g) the Company’s ability to maintain contracts that are critical to our business, and (h) the Company’s ability to attract and retain customers.

Therefore, the Company cautions each reader of this Report carefully to consider those factors hereinabove set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2003.

EXIDE TECHNOLOGIES

By:	/s/ CRAIG H. MUHLHAUSER
Craig H. Muhlhauser Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on June 30, 2003.

By:	/s/ CRAIG H. MUHLHAUSER	By:	/s/ WILLIAM I. JACOBS

	Craig H. Muhlhauser, Chairman, President and Chief Executive Officer		William I. Jacobs, Director

By:	/s/ BIAGIO N. VIGNOLO, JR.	By:	/s/ JOHN A. JAMES

	Biagio N. Vignolo, Jr., Chief Financial Officer		John A. James, Director

By:	/s/ IAN J. HARVIE	By:	/s/ ROBERT A. LUTZ

	Ian J. Harvie, Vice President, Corporate Controller		Robert A. Lutz, Director

By:	/s/ FRANCOIS J. CASTAING	By:	/s/ HEINRICH MEYR

	Francois J. Castaing, Director		Heinrich Meyr, Director

By:	/s/ RODNEY L. CHADWICK	By:	/s/ DANIEL W. MILLER

	Rodney L. Chadwick, Director		Daniel W. Miller, Director

By:	/s/ JODY G. MILLER

Jody G. Miller, Director

INDEX TO EXHIBITS

2.1	Coordinating Agreement, dated May 9, 2000, between Exide Corporation and Pacific Dunlop Holdings (USA) Inc. and Amendments No. 1, 2 and 3 thereto dated June 19, June 28, and September 29, 2000 respectively (the Coordinating Agreement and Amendment No. 1 and 2 are incorporated by reference to Exhibit 2.1 to the Company’s Quarterly report on Form 10-Q for the fiscal quarter ended July 2, 2000 (the “July 2000 10-Q”), Amendment No. 3 is incorporated by reference to the Company’s Current Report on Form 8-K/A filed December 13, 2000 (the “8-K/A”); Stock Purchase Agreement by and between the Company and Pacific Dunlop Holdings (USA) Inc. dated as of May 9, 2000 (the “US Stock Purchase Agreement”) and Amendments No. 1 and 2 thereto dated June 19, 2000, and September 29, 2000 respectively (the Stock Purchase Agreement and Amendment No. 1 are incorporated by reference to the July 2000 10-Q, Amendment No. 2 is incorporated by reference to the 8-K/A; Asset Purchase Agreement, dated June 28, 2000, between Pacific Dunlop Holdings (N.Z.) Limited and Exide New Zealand Limited (incorporated by reference to the July 2000 10-Q); Asset Purchase Agreement, dated June 28, 2000, between GNB Battery Technologies Limited, Australian Battery Company (Aust.) Pty Ltd, Pacific Dunlop Limited and Exide Australia Pty Limited and Amendment No.1 thereto dated September 29, 2000 (the Asset Purchase Agreement is incorporated by reference to the July 2000 10-K and Amendment No. 1 is incorporated by reference to the 8-K/A); Stock Purchase Agreement with respect to GNB Technologies NV, dated June 28, 2000, between P.D. International Pty Limited and Pacific Dunlop Holdings (Europe) Ltd and Exide Holding Europe (incorporated by reference to the July 2000 10-Q); Stock Purchase Agreement with respect to GNB Technologies Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Europe) Ltd and Exide Holding Europe (incorporated by reference to the July 2000 10-Q); Stock Purchase Agreement with respect to GNB Technologies (China) Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Hong Kong) Limited and Traeson Pte Ltd (renamed Exide Holding Asia Pte Limited) (incorporated by reference to the July 2000 10-Q); Asset Purchase Agreement, dated June 28, 2000, between Pacific Dunlop Holdings (Singapore) Pte Ltd and Bluewall Pte Ltd (renamed Exide Singapore Pte Limited) (incorporated by reference to the July 2000 10-Q); Stock Purchase Agreement with respect to GNB Technologies (India) Private Limited, dated June 28, 2000, between Pacific Dunlop Holdings (Singapore) Pte Ltd and Traeson Pte Ltd (renamed Exide Holding Asia Pte Limited) and Amendment No. 1 thereto, dated September 29, 2000 (the Stock Purchase Agreement is incorporated by reference to the July 2000 10-Q and Amendment No. 1 is incorporated by reference to the 8-K/A); Trademark Purchase Agreement, dated June 28, 2000 between PD Licensing Pty Ltd and Exide Australia Pty Limited, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3 of the Company’s Quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2000.

3.3	Form of Rights Agreement dated as of September 18, 1998 between Exide Corporation and American Stock Transfer and Trust Company, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Shares, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed September 21, 1998.

3.4	Amendment to the Rights Agreement, dated as of October 25, 2000, between Exide Corporation and American Stock Transfer and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed November 20, 2000.

4.1	Amended and Restated Credit and Guarantee Agreement dated as of September 29, 2000 by and among the Company, the Borrowing Subsidiaries signatories, thereto, the Guarantors signatories thereto, Credit Suisse First Boston, as Sole Book Manager, Joint Lead Arranger and Administrative Agent, Salomon Smith Barney Inc., as Syndication Agent and Joint Lead Arranger, and the lenders party thereto (the “Amended and Restated Credit and Guarantee Agreement”), incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed October 16, 2000.

4.2	Warrant Agreement dated as of September 29, 2000 by and between the Company and The Bank of New York, as warrant agent, and form of Warrant Certificate thereto as Exhibit A, incorporated by reference to the Company’s Current Report on Form 8-K filed October 16, 2000.

4.3	Registration Rights Agreement dated as of September 29, 2000 by and among the Company and certain lenders under the Credit Agreement, incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed October 16, 2000.

4.4	Registration Rights and Standstill Agreement dated as of September 29, 2000 by and between the Company and Pacific Dunlop Holdings (USA) Inc., incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K filed October 16, 2000.

4.5	Registration Rights Agreement among the Registrant, Wilmington Securities, Inc. and certain other holders of the Registrant’s Common Stock, incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 033-6801b), and Amendments No. 1 and No. 2, thereto, dated as of August 10, and September 29, 2000, respectively, incorporated by reference to Exhibits 4.6 and 4.7, respectively, of the Company’s Current Report on Form 8-K filed October 16, 2000.

4.6	Indenture dated as of April 28, 1995, between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed June 2, 1995.

4.7	Indenture dated as of December 15, 1995 between the Registrant and The Bank of New York, as trustee, incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

4.8	Fiscal and Paying Agency Agreement, dated April 23, 1997, by and among Exide Holding Europe S.A., Exide Corporation, The Bank of New York and Deutsche Bank Aktiengesellschaft, incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

4.9	Amendment dated as of June 20, 2001, to the Amended and Restated Credit and Guarantee Agreement, incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

4.10	Second Amendment dated as of October 31, 2001 to the Amended and Restated Credit and Guarantee Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

4.11	Third Amendment and Waiver to the Loan Documents, dated as of December 28, 2001, to the Amended and Restated Credit and Guarantee Agreement and other Loan Documents where applicable, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 15, 2002.

4.12	Fourth Amendment and Waiver to the Credit Agreement, dated as of March 28, 2002, to the Amended and Restated Credit and Guarantee Agreement and other Loan Documents where applicable, incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

4.13	Standstill Agreement and Fifth Amendment to the Credit Agreement, dated as of April 15, 2002, to the Amended and Restated Credit and Guarantee Agreement, among the Borrowing Subsidiaries signatories thereto, the Foreign Subsidiaries Guarantors signatories thereto GNB Battery Technologies Japan, Inc., the Standstill Lenders, Credit Suisse First Boston, as administrative agent for the Standstill Lenders, and others ( the “Standstill Agreement and Fifth Amendment to the Credit Agreement”) incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

4.14	Sixth Amendment to the Loan Documents and First Amendment to the Standstill Agreement, dated as of May 21, 2002, to the Standstill Agreement and Fifth Amendment to the Credit Agreement incorporated by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

4.15	Secured Super Priority Debtor in Possession Credit Agreement, dated as of April 15, 2002, among Exide Technologies and certain of its Subsidiaries, as Debtors and Debtors in Possession, certain Subsidiaries of the Borrowers party thereto, as Domestic Guarantors, the Lenders and Issuers from time to time party thereto, Citicorp USA, Inc., as Administrative Agent, Collateral Monitoring Agent, and Arranger, and Salomon Smith Barney, Inc, as Sole Back Manager and Lead Arranger (the “Secured Super Priority Debtor in Possession Credit Agreement”), incorporated by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

4.16	First Amendment to Credit Agreement, dated as of May 17, 2002, to the Secured Super Priority Debtor in Possession Credit Agreement, incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

4.17	Intercreditor and Subordination Agreement, dated as of April 15, 2002, among Citicorp USA, Inc. as DIP Agent for the banks and other financial institutions from time to time parties to the DIP Credit Agreement, Credit Suisse First Boston, as Pre-Petition Agent for the banks and other financial institutions from time to time parties to the Pre-Petition Credit Agreement, those Pre-Petition Lenders party to the Standstill Agreement, Citicorp USA, Inc., as Escrow Agent, certain subsidiaries of Exide Technologies party thereto and GNB Battery Technology Japan, Inc., incorporated by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

4.18	Second Amendment to Credit Agreement, dated as of June 10, 2002, to the Secured Super Priority Debtor in Possession Credit Agreement, incorporated by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

*4.19	Waiver, dated as of July 30, 2002, to the Secured Super Priority Debtor in Possession Credit Agreement.

*4.20	Waiver and Consent, dated as of November 7, 2002, to the Secured Super Priority Debtor in Possession Credit Agreement.

*4.21	Waiver and Consent to the Standstill Agreement dated as of November 8, 2002, to the Standstill Agreement and Fifth Amendment to the Credit Agreement.

4.22	Third Amendment and Waiver to Credit Agreement, dated as of December 19, 2002, to the Secured Super Priority Debtor in Possession Credit Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2002.

4.23	Third Amendment and Waiver to the Standstill Agreement dated as of December 27, 2002, to the Standstill Agreement and Fifth Amendment to the Credit Agreement, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2002.

*4.24	Waiver and Consent to the Standstill Agreement dated as of March 28, 2003, to the Standstill Agreement and Fifth Amendment to the Credit Agreement.

*4.25	Fourth Amendment and Waiver to Credit Agreement, dated as of March 31, 2003, to the Secured Super Priority Debtor in Possession Credit Agreement.

*4.26	Waiver and Consent to the Standstill Agreement, and Intercreditor Agreement, dated as of April 10, 2003, to the Standstill Agreement and Fifth Amendment to the Credit Agreement.

*4.27	Fifth Amendment and Waiver to Credit Agreement, dated as of April 11, 2003, to the Secured Super Priority Debtor in Possession Credit Agreement.

*4.28	Sixth Amendment to Credit Agreement, dated as of June 13, 2003, to the Secured Super Priority Debtor in Possession Credit Agreement.

*4.29	Fourth Amendment and Waiver and Consent to the Standstill Agreement dated as of June 13, 2003, to the Standstill Agreement and Fifth Amendment to the Credit Agreement.

†10.1	Exide Corporation 1993 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-413).

†10.2	Exide Corporation 1993 Long Term Incentive Plan, incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (Reg. No. 033-6801b).

†10.3	Exide Corporation 1997 Stock Option Plan, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

†10.4	Exide Corporation 1999 Stock Incentive Plan, as amended, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1999.

†10.5	Exide Corporation 2000 Broad-Based Stock Incentive Plan, incorporated by reference to Exhibit 99 of the Company’s Registration Statement on Form S-8 (Reg. No. 333-52266).

†10.6	Amended and Restated Nonqualified Stock Option Agreement for Robert A. Lutz, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2000.

†10.7	Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

†10.8	Form of Change in Control Agreement, incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

†10.9	Executive Employment Agreement with Craig H. Muhlhauser, as amended on June 14, 2002.

10.10	Amended Receivables Subrogation Agreement dated May 24, 2002 between CEAC, Compagnie Europeenne D’Accumulateurs S.A.S., as Originator; Exide Holding Europe S.A, as Offer Agent; Exide Europe Funding Ltd, as Receivables Purchaser; and Citibank, N.A. London Branch, as Operating Agent, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.11	Onward Receivables Sale Agreement dated May 24, 2002 between Exide Europe Funding Ltd, as Seller; Exide Holding Europe S.A., as Offer Agent; Batteries Funding Ltd, as Buyer; and Citibank, N.A., as Operating Agent, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.12	German Receivables Sale Agreement dated May 24, 2002 between Deutsche Exide GmbH, Deutsche Exide Standby GmbH and Exide Automotive Batterie GmbH together, the Sellers; Exide Holding Europe S.A., as Offer Agent; Batteries Funding Limited, as Buyer; and Citibank, N.A., as Operating Agent, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.13	Amended and Restated Receivables Sale Agreement dated May 24, 2002 between Exide Italia S.r.l., as Seller; Archimede Securitisation S.r.l. (acting through its London branch), as Buyer; Exide Holding Europe, as Offer Agent; Citibank, N.A. (acting through its London branch), as Operating Agent; and Citibank, N.A. (acting through its Milan branch, as Allocation Agent, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.14	Receivables Sale Agreement dated May 24, 2002 between Sociedad Espanola del Acumulador Tudor, S.A. and Fulmen Iberica, S.L. together, the Sellers; Exide Holding Europe, S.A., as Offer Agent; Batteries Funding Limited, as Buyer; and Citibank, N.A., as Operating Agent, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.15	Receivables Securitisation Deed dated May 24, 2002 between CMP Batteries Limited, Exide (Dagenham) Limited, Fulmen (U.K.) Limited and Deta UK Limited together, the Sellers; Exide Holding Europe S.A., as Offer Agent; Batteries Funding Limited, as Buyer; and Citibank, N.A., as Operating Agent, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.16	Letter of Undertaking from Exide Holding Europe S.A. to Batteries Funding Limited and Citibank, N.A., London Branch as Operating Agent and Servicer, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.17	Term and Revolving Facilities Agreement, dated May 24, 2002, between Batteries Funding Limited, as Borrower, Citibank, N.A., London Branch, as Arranger, the parties listed on Part II of Schedule 1 thereto, as Original Lenders, and Citibank, N.A., London Branch, as Agent, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

†10.18	Restructuring Milestone Incentive Plan, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

†10.19	Corporate Incentive Plan, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.20	Services Agreement, dated October 25, 2001, between JA&J Services LLC and the Company, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.21	North American Supply Agreement dated December 15, 1999 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.22	Automotive and Industrial Supply Contract dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.23	Golf Cart Separator Supply Contract dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.24	Amendment to Supply Contracts dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.25	Amendment No. 2 to Supply Contracts dated July 11, 2002 between Daramic, Inc. and Exide Technologies (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

†10.26	Exide Technologies et al Debtors Income Protection Plan, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

*21	Subsidiaries of the Company.

*99.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed with this Report.
†	Management contract or compensatory plan or arrangement.

CERTIFICATION

I, Craig H. Muhlhauser certify that:

1.	I have reviewed this annual report on Form 10-K of Exide Technologies;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ CRAIG H. MUHLHAUSER
Craig H. Muhlhauser Chairman, President and Chief Executive Officer

Date:  June 30, 2003

CERTIFICATION

I, Biagio N. Vignolo, Jr. certify that:

1.	I have reviewed this annual report on Form 10-K of Exide Technologies;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BIAGIO N. VIGNOLO, JR.
Biagio N. Vignolo, Jr. Chief Financial Officer

Date:  June 30, 2003

EXIDE TECHNOLOGIES AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and

Board of Directors of

Exide Technologies

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries (“Exide”) at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Exide’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming Exide will continue as a going concern, which contemplates continuity of Exide’s operations and realization of its assets and payment of its liabilities in the ordinary course of business. As more fully described in the notes to the consolidated financial statements, on April 15, 2002, Exide filed a voluntary petition of reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and Exide’s recurring losses from operations raise substantial doubt about Exide’s ability to continue as a going concern. Exide is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of Exide as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, Exide’s ability to comply with all debt covenants under the existing debtor-in-possession and other ongoing financing agreements, and Exide’s ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

As discussed in Notes 3, 5 and 8 to the consolidated financial statements, on April 1, 2001, Exide adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

June 27, 2003

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

	For the Fiscal Year Ended March 31,
	2003	2002	2001
NET SALES	$2,361,101	$2,428,550	$2,432,102
COST OF SALES	1,844,560	1,964,631	1,897,623

Gross profit	516,541	463,919	534,479

EXPENSES:
Selling, marketing and advertising	261,299	290,957	291,068
General and administrative	175,177	178,842	157,459
Restructuring and impairment (Note 19)	25,658	33,122	97,400
Goodwill impairment charge (Note 8)	37,000	105,000	—
Purchased research and development (Note 18)	—	(8,185)	—
Goodwill amortization	—	—	14,949
Other (income) expense, net (Note 21)	(11,035)	32,739	10,281
Interest expense, net (Note 20)	105,788	136,241	117,652

	593,887	768,716	688,809

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	(77,346)	(304,797)	(154,330)
REORGANIZATION ITEMS, NET (NOTE 6)	36,370	—	—
INCOME TAX PROVISION (BENEFIT)	26,969	(1,422)	8,632

MINORITY INTEREST	200	211	1,623

Loss before cumulative effect of change in accounting principle	(140,885)	(303,586)	(164,585)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 5)	—	(496)	—

Net loss	$(140,885)	$(304,082)	$(164,585)

NET LOSS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic and Diluted	$(5.14)	$(11.33)	$(7.02)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE
Basic and Diluted	$—	$(0.02)	$—

NET LOSS PER SHARE (Note 3)
Basic and Diluted	$(5.14)	$(11.35)	$(7.02)

WEIGHTED AVERAGE SHARES
Basic and Diluted	27,383	26,798	23,447

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share data)

	March 31, 2003	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$39,766	$31,703
Receivables, net of allowance for doubtful accounts of $35,666 and $53,203, respectively (Note 24)	665,010	304,797
Inventories (Note 9)	399,973	404,667
Prepaid expenses and other	22,748	14,006
Deferred financing costs, net	17,028	5,296
Deferred income taxes	33,233	28,900

Total current assets	1,177,758	789,369

Property, plant and equipment, net	533,375	530,220

Other assets:
Goodwill, net (Note 8 and 18)	463,920	416,926
Other intangibles, net (Note 18)	47,560	48,680
Investments in affiliates	6,186	4,821
Deferred financing costs, net	647	12,610
Deferred income taxes (Note 15)	67,017	69,819
Other (Note 10)	70,728	43,423

	656,058	596,279

Total assets	$2,367,191	$1,915,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term borrowings (Note 11)	$7,778	$10,999
Current maturities of long-term debt (Note 11)	598,427	1,075,925
Accounts payable	247,189	290,378
Accrued expenses	324,740	363,933

Total current liabilities	1,178,134	1,741,235
Long-term debt (Note 11)	117,405	326,348
Noncurrent retirement obligations	170,181	176,675
Other noncurrent liabilities	41,924	209,336
Liabilities subject to compromise (Note 7)	1,533,089	—

Total liabilities	3,040,733	2,453,594

Commitments and contingencies (Notes 16 and 17)
Minority interest	21,827	18,016

STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value 100,000 shares authorized; 27,383 and 27,383 shares issued and outstanding	274	274
Additional paid-in capital	570,589	570,589
Accumulated deficit	(932,004)	(791,119)
Notes receivable—stock award plan	(665)	(665)
Accumulated other comprehensive loss	(333,563)	(334,821)

Total stockholders’ deficit	(695,369)	(555,742)

Total liabilities and stockholders’ deficit	$2,367,191	$1,915,868

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE FISCAL YEARS ENDED MARCH 31, 2001, 2002 AND 2003

(In thousands, except per-share data)

					Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital	Notes Receivable- Stock Award Plan	Accumulated Deficit	Minimum Pension Liability, Net of Tax	Cumulative Translation Adjustment	Derivatives Qualifying as Hedges	Comprehensive Loss
Balance at March 31, 2000	$214	$490,399	$(734)	$(319,530)	$(2,093)	$(234,632)	$—

Net loss for fiscal 2001	—	—	—	(164,585)	—	—	—	$(164,585)
Minimum pension liability adjustment, net of tax	—	—	—	—	(34,461)	—	—	(34,461)
Translation adjustment	—	—	—	—	—	(30,236)	—	(30,236)

Comprehensive loss								$(229,282)

Common stock issued under employee stock purchase plan	1	—	—	—	—	—	—
GNB acquisition stock issuance	40	36,244	—	—	—	—	—
Warrants issued for GNB financing	—	4,536	—	—	—	—	—
Forfeiture of common stock grants	—	—	69	—	—	—	—
Cash dividends paid ($0.08/share)	—	—	—	(1,871)	—	—	—

Balance at March 31, 2001	$255	$531,179	$(665)	$(485,986)	$(36,554)	$(264,868)	$—

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE FISCAL YEARS ENDED MARCH 31, 2001, 2002 AND 2003

(In thousands, except per-share data)

					Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital	Notes Receivable- Stock Award Plan	Accumulated Deficit	Minimum Pension Liability, Net of Tax	Cumulative Translation Adjustment	Derivatives Qualifying as Hedges	Comprehensive Loss
Balance at March 31, 2001	$255	$531,179	$(665)	$(485,986)	$(36,554)	$(264,868)	$—

Net loss for fiscal 2002	—	—	—	(304,082)	—	—	—	$(304,082)
Minimum pension liability adjustment, net of tax	—	—	—	—	(23,303)	—	—	(23,303)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	541	541
Change in fair value of cash flow hedges	—	—	—	—	—	—	(4,981)	(4,981)
Reclassification to earnings	—	—	—	—	—	—	2,357	2,357
Translation adjustment	—	—	—	—	—	(8,013)	—	(8,013)

Comprehensive loss								$(337,481)

Common stock issued under employee stock purchase plan	—	17	—	—	—	—	—
Common stock issued in debt for equity transaction	19	39,393	—	—	—	—	—
Cash dividends paid ($0.04/share)	—	—	—	(1,051)	—	—	—

Balance at March 31, 2002	$274	$570,589	$(665)	$(791,119)	$(59,857)	$(272,881)	$(2,083)

Net loss for fiscal 2003	—	—	—	(140,885)	—	—	—	$(140,885)
Minimum pension liability adjustment, net of tax	—	—	—	—	(77,650)	—	—	(77,650)
Reclassification to earnings	—	—	—	—	—	—	2,083	2,083
Translation adjustment	—	—	—	—	—	76,825	—	76,825

Comprehensive loss								$(139,627)

Balance at March 31, 2003	$274	$570,589	$(665)	$(932,004)	$(137,507)	$(196,056)	$—

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended March 31,
	2003	2002	2001
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(140,885)	$(304,082)	$(164,585)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation and amortization	91,754	100,730	99,595
Net (gain) loss on asset sales	(956)	(1,079)	(18,500)
Purchased research and development	—	(8,185)	—
Deferred income taxes	15,811	(15,156)	(11,369)
Amortization of original issue discount on notes	428	10,768	10,642
Provision for doubtful accounts	8,062	24,731	12,066
Non-cash provision for restructuring	4,385	10,400	42,381
Reorganization items, net	36,370	—	—
Goodwill impairment charge	37,000	105,000	—
Minority interest	200	211	1,623
Amortization of deferred financing costs	20,043	13,126	5,262
Debt-to-equity conversion non-cash charge	—	13,873	—
Provision for excess inventories	—	10,000	—
Net change from sales of receivables
European Securitization	(124,793)	—	—
U.S. Securitization	(117,455)	—	—
Other, net	(19,475)	(35,211)	94,933
Changes in assets and liabilities excluding effects of acquisitions and divestitures—
Receivables	(45,023)	118,138	7,331
Inventories	41,188	87,043	(4,680)
Prepaid expenses and other	(2,031)	515	2,768
Payables	6,619	(59,246)	(36,565)
Accrued expenses	(20,911)	(77,276)	33,958
Noncurrent liabilities	267	(2,115)	28,314
Other, net	(30,456)	1,150	(12,984)

Net cash (used in) provided by operating activities	(239,858)	(6,665)	90,190

Cash Flows From Investing Activities:
GNB Acquisition, net of cash acquired of $17,098 in fiscal 2001	—	(965)	(331,902)
Capital expenditures	(45,878)	(61,323)	(69,495)
Proceeds from sales of assets	6,783	4,833	45,477
Investment in joint venture	—	(1,007)	—

Net cash used in investing activities	(39,095)	(58,462)	(355,920)

Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	(4,391)	718	(8,503)
Borrowings under Senior Secured Global Credit Facilities Agreement	6,191	881,135	604,274
Repayments under Senior Secured Global Credit Facilities Agreement	(3,455)	(788,635)	(569,432)
Borrowings under DIP Credit Facility	859,916	—	—
Repayments under DIP Credit Facility	(691,152)	—	—
European asset securitization	135,882
GNB acquisition debt	—	—	250,000
Decrease in other debt	(781)	(12,958)	—
Financing costs and other	(23,328)	(5,489)	(15,000)
Dividends paid	—	(1,051)	(1,871)

Net cash provided by financing activities	278,882	73,720	259,468

Effect of Exchange Rate Changes on Cash and Cash Equivalents	8,134	38	1,224

Net Increase (Decrease) In Cash and Cash Equivalents	8,063	8,631	(5,038)
Cash and Cash Equivalents, Beginning of Year	31,703	23,072	28,110

Cash and Cash Equivalents, End of Year	$39,766	$31,703	$23,072

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for—
Interest	$56,401	$117,721	$93,764
Income taxes (net of refunds)	$7,487	$15,051	$9,682

See Note 11 for non-cash financing activity related to debt to equity conversion in fiscal 2002

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(In thousands, except per-share and headcount data)

(1)    BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries.

The accompanying Consolidated Financial Statements as of March 31, 2003 and for the year then ended have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (see Note 2). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet as of March 31, 2003, and classified as Liabilities Subject To Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as Reorganization items, net, in the consolidated statements of operations. However, because the Chapter 11 filing occurred subsequent to March 31, 2002, the accompanying Consolidated Financial Statements as of March 31, 2002, and for the fiscal years ended March 31, 2002 and 2001, have not been prepared in accordance with SOP 90-7, and may lack comparability to that extent.

These Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan on a timely basis, compliance with the provisions of both the debtor-in-possession financing facility (“DIP Credit Facility”) and other ongoing borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 17. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement and Fifth Amendment to the Credit and Guarantee Agreement (“Standstill Agreement”) expires on December 18, 2003 and the DIP Credit Facility expires 30 days prior to the expiration of the Standstill Agreement, (but no later, if the Standstill Agreement is extended, than February 15, 2004). If the Debtors do not have a plan of reorganization confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan confirmed by that time or obtain extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the DIP Credit Facility or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan. As a result of the Chapter 11 filing and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will result in material changes to the carrying amount of assets and liabilities in the Consolidated Financial Statements. The Consolidated Financial Statements do not, however, include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements will materially change due to the restructuring of the Company’s assets and liabilities as a result of any plan of reorganization

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the application of the provisions of SOP 90-7 with respect to reporting upon emergence from Chapter 11 (“fresh start” accounting). Changes in accounting principles required under generally accepted accounting principles within twelve months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may choose to make changes in accounting practices and policies at this time. For all these reasons, the financial statement for periods subsequent to emergence from Chapter 11 will not be comparable with those of prior periods.

(2)    PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On April 15, 2002 (“Petition Date”), Exide and three of its wholly-owned, U.S. subsidiaries (RBD Liquidation, LLC (“RBD”), Exide Delaware, LLC (“Exide Delaware”) and Exide Illinois, Inc. (“Exide Illinois”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) under case numbers 02-11125 through 02-11128. On November 21, 2002, Refined Metals Corporation (“Refined”) and Dixie Metals Company (“Dixie”), both wholly owned, non-operating subsidiaries of Exide, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court under case numbers 02-13449 and 02-13450. Refined and Dixie have no employees and negligible, if any, assets. RBD, Exide Delaware, Exide Illinois, Dixie and Refined, together with Exide are hereinafter referred to as the “Debtors.” All of the foregoing cases are being jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125KJC.

The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

The Company decided to file itself and certain of its subsidiaries for reorganization under Chapter 11, as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of adverse economic conditions on the Company’s markets, particularly telecommunications, ongoing competitive pressures and capital market volatility. These factors contributed to a loss of revenues and resulted in significant operating losses and negative cash flows, severely impacting the Company’s financial condition and its ability to maintain compliance with debt covenants.

As debtors-in-possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company’s operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the Chapter 11 filing, the Company entered into a Standstill Agreement with its pre-petition Senior Secured Global Credit Facility lenders, whereby those lenders have agreed to forbear collection of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until December 18, 2003, subject to earlier termination upon the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest and principal obligations related to the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); 4) breach of cross default provisions with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche Mark denominated) agreement; and 5) breaches of representations and warranties. No such events have occurred as of March 31, 2003, or through the date of this Report. See Note 11.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 10, 2002, the Debtors received final Bankruptcy Court approval for $250,000 DIP Credit Facility. The DIP Credit Facility is being used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and for other general corporate purposes.

Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness from the Debtors, as well as most other pending pre-petition litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. As provided by the Bankruptcy Code, the Company initially had the exclusive right to solicit a plan of reorganization for 120 days. The Bankruptcy Court has extended this exclusivity period to August 7, 2003. The Company currently expects to file a plan of reorganization and related disclosure statement with the Bankruptcy Court by September 30, 2003, and plans to seek an appropriate extension of the exclusivity period from the Bankruptcy Court, if necessary. Although the Debtors expect to file a reorganization plan that provides for emergence from bankruptcy as a going concern, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be successfully implemented.

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

On June 14, 2002, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by the Company’s books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process. The Bankruptcy Court established April 23, 2003 as the deadline for submission of proofs of claim for general unsecured claims. A motion requesting a separate bar date for certain other claims has been filed. Pre-petition claims against the Debtors must be submitted to the Bankruptcy Court prior to the applicable bar date to be eligible to participate in any distribution of assets from the Debtors in connection with the plan of reorganization. Differences between amounts scheduled by the Debtors in filings with the Bankruptcy Court and claims by creditors will be investigated and resolved in connection with the claims resolution process. That process, however, has only recently commenced and given the number or creditors and claims filed, will take significant time to complete. As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The United States Trustee has appointed an unsecured creditors committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The Bankruptcy Court determined that the United States Trustee should appoint an official committee of equity holders, which it has done. The Company has appealed the appointment of the equity holders committee to the United States Circuit Court of Appeals for the Third Circuit, where it is currently pending. See Note 17, regarding additional litigation between the Debtors, the equity committee and its members.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when it may be possible for the Debtors to emerge

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from Chapter 11. The Company’s future results are dependent upon its confirming and implementing, on a timely basis, a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company’s common stock would likely be substantially, if not completely, diluted or cancelled as a result of the conversion of debt to equity or any other compromise of interests. Further, it is also likely that the Company’s 10% senior notes and convertible senior subordinated notes will suffer substantial impairment.

The ultimate recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what value, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, Exide urges appropriate caution be exercised with respect to existing and future investments in any of these securities.

(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Exide Technologies and all of its majority owned subsidiaries in which the Company exercises control (collectively the “Company”). Investments in affiliates of less than a 20% interest are accounted for by the cost method. Investments in 20% to 50% owned companies are accounted for by the equity method. The Company’s equity in the net income (loss) of these companies is not material. All significant intercompany transactions have been eliminated.

The Company acquired GNB Technologies, Inc. and related entities and assets (“GNB”) on September 29, 2000. GNB’s results of operations were included in the accompanying consolidated statement of operations since the date of acquisition (See Note 18).

Nature of Operations

The Company is one of the largest manufacturers and marketers of lead acid batteries in the world. The Company manufactures industrial and automotive batteries in North America, Europe, the Middle East, India, Australia and New Zealand. The Company’s industrial batteries consist of motive power batteries, such as those used in forklift trucks and other electronic vehicles, and network power batteries used for back-up power applications, such as those used for telecommunication systems. The Company markets its automotive batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers.

The Company has three segments: the Transportation segment, the Motive Power segment and the Network Power segment. See Note 27.

Major Customers and Concentration of Credit

The Company has a number of major end-user, retail and original equipment manufacturer customers, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales during any of the fiscal years presented. The Company does not believe a material part of its business is dependent upon a single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currency. Assets and liabilities of the Company’s foreign subsidiaries and affiliates are translated into U.S. dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive loss within stockholders’ deficit. Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” are also recorded as a component of accumulated other comprehensive loss. All other foreign currency gains and losses are included in other (income) expense, net. The Company recognized net foreign currency (gains) losses of $(22,753), $5,109 and $(1,009) in fiscal 2003, 2002 and 2001, respectively.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of these instruments.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from the inability of the Company’s customers to make required payments. The Company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and other external factors that may impact collectibility.

Inventories

Inventories, which consist of material, labor and overhead, are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based on assumptions of future demand and market conditions.

Property, Plant and Equipment

Property, plant and equipment at March 31 consists of:

	2003	2002
Land	$46,447	$46,687
Buildings and improvements	312,195	262,779
Machinery and equipment	647,923	562,382
Construction in progress	29,341	37,674

	1,035,906	909,522
Less—Accumulated depreciation	502,531	379,302

Property, plant and equipment, net	$533,375	$530,220

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The range of estimated useful lives is as follows: buildings and improvements, 25-40 years; machinery and equipment, 3-14 years.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements and major renewals are capitalized. Depreciation expense was $89,945, $99,439 and $84,568 for fiscal years 2003, 2002 and 2001, respectively.

Capitalized Software Costs

The Company capitalizes the cost of computer software acquired or developed for internal use, in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The capitalized costs are amortized over the estimated useful life of the software, ranging from 3 to 5 years, on a straight-line basis.

Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the life of the related debt. During fiscal 2002, the Company accelerated amortization of certain deferred financing costs amounting to $6,216 which related to the Senior Secured Global Credit Facility. Unamortized debt issuance costs of $5,276 as of the Petition Date on long-term debt subject to compromise have been netted against the carrying value of the related debt at March 31, 2003 in accordance with SOP 90-7.

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment, goodwill and identified intangible assets. Long-lived assets (other than goodwill and indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of goodwill and indefinite-lived intangible assets are based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. See Note 8.

Hedging Activities

The Company’s ability to utilize financial instruments as hedges has been significantly restricted due to the Chapter 11 filing. As a result, the Company does not anticipate utilizing the types of financial instruments described below to any significant extent in the foreseeable future.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company reports all derivative financial instruments on the balance sheet at their fair values. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in Accumulated Other Comprehensive Loss until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. The Company uses no derivative instruments designated as fair value hedges. In the Consolidated Statement of Cash Flows, the Company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the past, the Company entered into certain interest rate swap agreements to hedge exposure to interest costs associated with long-term debt. The differential paid or received on these agreements was accrued as interest rates change and was recognized in earnings over the life of the agreements. All of the Company’s interest rate swaps qualified for the shortcut method of hedge accounting under SFAS 133, thus there is no ineffectiveness reported in earnings related to these hedges.

The Company entered into foreign exchange rate agreements to hedge exposure to the currency fluctuation of certain transactions denominated in a currency other than the applicable local currency. The differential paid or received on these agreements was included in earnings in the period in which they were settled.

The Company also entered into certain lead forward purchase and put option agreements to hedge the cost of externally purchased lead. These hedges were considered highly effective and were accounted for as cash flow hedges under SFAS 133.

Counterparties to interest rate swap, foreign exchange and commodity and option agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

Warranty and Returns

The Company recognizes the estimated cost of warranty and returns as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim/return date.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS 109 “Accounting for Income Taxes”, which requires the use of the liability method in accounting for deferred taxes. If it is more likely than not that some portion, or all, of a deferred tax asset will not be realized, a valuation allowance is recognized.

Revenue Recognition

The Company records sales when revenue is earned. Shipment terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, terms are FOB destination and in these cases, revenue is recognized when product is delivered to the customer’s delivery site.

Accounting for Shipping and Handling Costs

The Company records shipping and handling costs incurred in cost of sales and records shipping and handling costs billed to customers in net sales.

Advertising

The Company expenses advertising costs as incurred.

Stock Options

As provided for in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) the Company utilizes the intrinsic value method of expense recognition under APB Opinion No. 25. Accordingly, no

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost has been recognized for the stock option plans. Had compensation expense for the stock option plans been determined consistently with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Fiscal Year Ended March 31,
	2003	2002	2001
Net income (loss) as reported:	$(140,885)	$(304,082)	$(164,585)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,552)	(1,769)	(8,377)

Pro forma net income (loss)	$(142,437)	$(305,851)	$(172,962)

Basic and diluted net income (loss) per share:
As reported	$(5.14)	$(11.35)	$(7.02)
Pro forma	$(5.20)	$(11.41)	$(7.38)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which occurred during fiscal 2003, 2002 and 2001:

	Fiscal Year Ended March 31,
	2003	2002	2001
Volatility	N/A	119.8%	56.1%
Risk-free interest rate	N/A	4.6%-4.9%	4.6%-6.7%
Expected life in years	N/A	5.0	5.0
Dividend yield	N/A	0.0%	1.0%

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for the Company’s financial statements for the fiscal year ended March 31, 2003. SFAS 148 did not have a material impact on the Company’s Consolidated Financial Statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

Earnings Per Share (“EPS”)

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

Basic and diluted EPS are the same for fiscal 2003, 2002 and 2001 because the effect of assumed exercise and conversion of potentially dilutive securities would have been anti-dilutive.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the fiscal 2003 presentation but not to conform to SOP 90-7.

Recently Issued Accounting Standards

In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective April 1, 2003. The provisions of SFAS 143 address financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and requires companies to record an asset and related liability for the cost associated with the retirement of long-lived tangible assets if a legal liability to retire the asset exists. The Company is in the process of finalizing its evaluation of the impact of this statement but does not believe the adoption of this statement will have a material impact on the Company’s Consolidated Financial Statements. In connection with the Company’s lead recycling and hazardous waste facility permit requirements, the Company is obligated to undertake certain remediation and decommissioning activities in the event of a facility closure. While the Company does not believe such asset retirement obligations will materially impact the Company’s Consolidated Financial Statements upon adoption of SFAS 143, determination of such obligations requires estimates and assumptions, which are subject to change.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No’s. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement requires gains and losses from extinguishments of debt to be classified as an extraordinary item only if the criterion in Opinion 30 has been met. Further, lease modification with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this Statement related to the rescission of SFAS No. 4 and the amendment of SFAS No. 13 are effective beginning in fiscal 2003 and for transactions occurring after May 15, 2002, respectively, and did not have a material impact on the Company’s Consolidated Financial Statements. All other provisions are effective for financial statements issued on or after May 15, 2002, and did not have a significant impact on the Company’s Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities that are initiated after December 31, 2002, including restructuring activities that were previously accounted for pursuant to the guidance that the emerging Issues Task Force (“EITF”) set forth in EITF Issue No. 94-3. The Company has applied the provisions of this statement to restructuring activities following the effective date.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. This Interpretation addresses consolidation by business enterprises of

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain variable interest entities (“VIEs”). The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of this Interpretation will be applicable no later than the beginning of the first interim or annual period beginning after June 15, 2003. Further, the disclosure requirements of the Interpretation are applicable for all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created. The Company has performed an evaluation to identify such entities and does not believe that any entities fall within the scope of this standard, other than the special purpose entity established in connection with the Company’s European accounts receivable securitization facility, which is accounted for as a secured borrowing in accordance with the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 will apply to financial instruments entered into or modified after May 31, 2003. The Company is currently evaluating the effect that the adoption of SFAS 150 will have on its Consolidated Financial Statements.

(4)    DEBTORS’ FINANCIAL INFORMATION

The unaudited combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between Debtors and non-debtor subsidiaries of the Company which are eliminated in the Company’s Consolidated Financial Statements. The unaudited combined financial statements of the Debtors are presented as follows:

DEBTORS’ COMBINED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

For the Period From April 15, 2002 Through March 31, 2003
NET SALES	$939,076
COST OF SALES	753,144

Gross profit	185,932

EXPENSES:
Selling, marketing and advertising	100,716
General and administrative	73,323
Restructuring	9,813
Other income, net	(11,072)
Interest expense, net	52,079

Income before reorganization items and income tax	(38,927)

REORGANIZATION ITEMS, net (Note 6)	36,370

Loss before income taxes	(75,297)
INCOME TAX PROVISION	—

NET LOSS	$(75,297)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ COMBINED BALANCE SHEET

(Unaudited, in thousands)

March 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,434
Receivables, net	161,341
Intercompany receivables	44,849
Inventories	139,622
Prepaid expenses and other	23,449

Total current assets	377,695

PROPERTY, PLANT AND EQUIPMENT, net	247,939

OTHER ASSETS:
Goodwill and other intangibles, net	40,965
Investments in affiliates	2,118
Deferred financing costs, net	647
Intercompany notes receivable	236,593
Other	45,451

325,774

Total assets	$951,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$60,263
Accrued interest payable	28,224
Accrued expenses	84,085
Current maturities of long-term debt (DIP Facility)	168,764

Total current liabilities	341,336

NONCURRENT RETIREMENT OBLIGATIONS	10,437
LIABILITIES SUBJECT TO COMPROMISE	1,533,089

Total liabilities	1,884,862
STOCKHOLDERS’ DEFICIT
Total stockholders’ deficit	(933,454)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$951,408

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

For the Period From April 15, 2002 Through March 31, 2003
CASH RECEIPTS:
Customer receipts	$967,885
Other third party receipts	11,283
Borrowings under DIP Credit Facility	859,916
Intercompany receipts from non-Debtor entities	96,355

Total cash receipts	1,935,439

CASH DISBURSEMENTS:
Supplier payments	320,947
Repurchase of securitized accounts receivable	117,455
Financing costs, fees and interest	34,174
Capital expenditures	19,721
Freight and logistics	90,290
Leasing and rental costs	41,009
Payroll and benefits	267,700
Professional / consulting fees	30,384
Taxes	16,937
Utilities	47,673
Other disbursements	143,278
Intercompany loans to non-Debtor entities	111,000
Repayments under DIP Credit Facility	691,152

Total cash disbursements	1,931,720

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,719
CASH AT BEGINNING OF PERIOD	4,715

CASH AT END OF PERIOD	$8,434

The Company’s consolidated statements of operations also include Reorganization items, net (consisting primarily of professional fees) for the period prior to the Petition Date from April 1 to April 14, 2002 and professional fees incurred by non-Debtor subsidiaries.

(5)    ACCOUNTING FOR DERIVATIVES

On April 1, 2001, the Company adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as hedging certain interest rates and foreign currency exchange rates. The Company’s outstanding derivatives that qualify for hedge accounting are designated as cash flow hedges. The effective portion of changes in the fair value of lead forward contracts are recorded in Accumulated Other Comprehensive Loss until the related

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased lead is charged to earnings. At that time, the effective portion recorded in Accumulated Other Comprehensive Loss is recognized in the Statement of Operations. Changes in the fair value of cash flow hedges for which the hedged item affects earnings immediately (foreign currency transaction hedges and interest rate hedges), ineffective portions of changes in the fair value of cash flow hedges and fair value changes on certain derivatives that, despite being utilized to effectively manage the above mentioned activities, do not qualify for hedge accounting, are recognized in earnings immediately.

The adoption of SFAS 133 resulted in an income statement charge, reflected as a cumulative effect of change in accounting principle, of $496 or $0.02 per diluted share. Also, a cumulative effect adjustment reduced Accumulated Other Comprehensive Loss by $541. During the fiscal year ended March 31, 2003, cash flow hedges were terminated, resulting in the reclassification to earnings of a loss of $2,083. The change in fair value of cash flow hedges for which the hedged item affects earnings immediately, related to hedge ineffectiveness and of derivatives not qualifying for hedge accounting (including the cumulative effect of change in accounting principle), for the fiscal years ended March 31, 2003 and 2002 was $0 and $1,247, respectively, and was recognized in other expense. The fair value of derivative contracts at March 31, 2003 and 2002 was $0 and a liability of $2,103, respectively.

The following table presents activity relating to other comprehensive income (loss) for derivative instruments classified as cash flow hedges only:

	2003	2002
Cumulative effect of change in accounting principle	$—	$541
Additions and revaluations of derivatives designated as cash flow hedges	—	(4,981)
Less: Reclassification to earnings	2,083	2,357

Ending Balance	$—	$(2,083)

(6)    REORGANIZATION ITEMS

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the consolidated statements of operations. For fiscal year 2003 the following have been incurred:

2003
Professional fees	$34,494
Employee costs	1,675
Interest income	(1,882)
Other	2,083

Total reorganization items	$36,370

Net cash paid for reorganization items during fiscal year 2003 was $26,410.

The following paragraphs provide additional information relating to the above reorganization items for fiscal year 2003:

Professional fees

In fiscal year 2003, the Company recorded $34,494 for professional fees. Professional fees include financial, legal and valuation services directly associated with the reorganization process, including fees incurred related to possible asset sales.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee costs

The Company has implemented a Bankruptcy Court-approved retention plan that provides for cash incentives to key members of the Company’s management team. The retention plan is a milestone-based plan expected to encourage employees to continue their employment through the reorganization process. During fiscal year 2003, the Company recognized charges of $1,675 related to this program.

Interest income

Interest income represents interest income earned by the Debtors as a result of assumed excess cash balances due to the Chapter 11 filing.

Other

Other represents contractual claims arising from termination of pre-petition financial instruments.

(7)    LIABILITIES SUBJECT TO COMPROMISE

Under U.S. bankruptcy law, actions by creditors to collect indebtedness the Debtors owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. The Debtors have received approval from the Bankruptcy Court to pay certain pre-petition liabilities including certain employee salaries, wages and benefits and other obligations. All pre-petition liabilities of the Debtors have been classified as liabilities subject to compromise in the consolidated balance sheets. Adjustments to these amounts may result from negotiations, payments authorized by the Bankruptcy Court, rejection of executory contracts, including leases, or other events. Amounts recorded may ultimately be different than amounts filed by the creditors under the Bankruptcy Court claims reconciliation and resolution process.

Pursuant to an order of the Bankruptcy Court, in February 2003, the Debtors mailed notices to all known creditors that the deadline for filing proofs of claim for general unsecured claims with the Bankruptcy Court was April 23, 2003. A motion requesting a separate bar date for certain other claims has been filed. An estimated 3,600 claims were filed as of April 23, 2003, out of an estimated 32,000 notices sent to constituents. Amounts that the Company has recorded are in many instances different from amounts filed by the creditors. Differences between amounts scheduled by the Debtors and claims by creditors are beginning to be investigated and will be resolved in connection with the claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. The ultimate resolution of these claims will be based upon the final plan of reorganization.

The following table summarizes the components of the liabilities classified as Liabilities subject to compromise in the consolidated balance sheet as of March 31, 2003:

Accounts payable	$72,115
Accrued interest payable	19,403
Restructuring reserve	8,212
Warranty reserve	12,921
Accrued expenses	62,114
Retirement obligations	128,293
Long-term debt (Note 11)	1,081,293
Other liabilities	148,738

Total liabilities subject to compromise	$1,533,089

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    ACCOUNTING FOR GOODWILL AND INTANGIBLES

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

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

The Company completed its annual impairment assessment of goodwill effective December 31, 2002, utilizing its most recently updated five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. As a result of the comparison of the book carrying values of its reporting segments, including goodwill, against these estimated fair values, the Company determined that no goodwill impairment charges were required. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will result in material changes to the carrying amount of assets and liabilities, including goodwill, in the Consolidated Financial Statements.

The following table reflects net loss adjusted to exclude amortization expense (including any related tax effects) recognized in the periods presented:

	For the fiscal year ended
	2003	2002	2001
Reported Net Income (Loss)	$(140,885)	$(304,082)	$(164,585)
Goodwill Amortization	—	—	14,949

Adjusted Net Income (Loss)	$(140,885)	$($304,082)	$(149,636)

Basic and Diluted Earnings Per Share:
Reported Net Income (Loss)	$(5.14)	$(11.35)	$(7.02)
Goodwill Amortization	—	—	0.64

Adjusted Net Income (Loss)	$(5.14)	$(11.35)	$(6.38)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized goodwill activity for fiscal 2003 is as follows:

	For the fiscal year ended
	March 31, 2003	March 31, 2002
Goodwill, net at beginning of year	$416,926	$540,395
Purchase price allocation (Note 18)	—	(14,814)
Impairment charge	(37,000)	(105,000)
Currency translation effect	83,994	(3,655)

Goodwill, net at end of year	$463,920	$416,926

The amounts of goodwill, net allocated to the Company’s Transportation, Motive Power and Network Power segments are approximately $270,000, $194,000 and $0, respectively, at March 31, 2003 and $221,000, $159,000 and $37,000, respectively, at March 31, 2002.

Net intangible assets include trademarks of $38,600 at March 31, 2003 and March 31, 2002 which are not subject to amortization and technology of $8,960 which is amortized over its useful life of 10 years. The technology gross carrying amount was $10,900 at March 31, 2003 and March 31, 2002 and the related accumulated amortization was $1,940 and $820 at March 31, 2003 and March 31, 2002, respectively. (See Note 18).

(9)    INVENTORIES

Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	March 31, 2003	March 31, 2002
Raw materials	$74,756	$81,089
Work-in-process	81,577	79,416
Finished goods	243,640	244,162

	$399,973	$404,667

In connection with the inventory management component of the Company’s restructuring and reorganization programs, during fiscal 2002, the Company recorded a charge to write-down excess inventories by approximately $10,000. The charge, which was classified as cost of sales in the accompanying consolidated statement of operations, was determined after an assessment of the Company’s five-year business plan and updated demand forecasts, the continued weakening of the Company’s business segments, particularly the telecommunications market, and ongoing stock keeping unit (SKU) rationalization.

(10)    OTHER ASSETS

Other assets consist of:

	March 31, 2003	March 31, 2002
Deposits	$24,530	$—
Pension assets (Note 12)	16,886	16,403
Capitalized software, net	16,864	18,264
Loan to affiliate	4,935	4,930
Other	7,513	3,826

	$70,728	$43,423

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2003, letters of credit under the Company’s pre-petition Senior Secured Global Credit Facility of $27,844 were drawn by the beneficiaries. Such amounts have been reflected as increases in the carrying amount of long-term debt classified as subject to compromise. Deposits above principally represent amounts drawn and held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.

(11)    DEBT

At March 31, 2003 and 2002, short-term borrowings of $7,778 and $10,999, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent. As of March 31, 2003 and 2002, the weighted average interest rate on these borrowings was 7.5% and 7.0%, respectively.

Total long-term debt at March 31, 2003 comprises the following:

March 31, 2003
Debt Not Subject To Compromise:
DIP Credit Facility—Borrowings at LIBOR plus 3.75%(2)	$168,764
Senior Secured Global Credit Facility (Europe)—Borrowings primarily at LIBOR plus 4.75% to 5.25%(2)	271,415
9.125% Senior Notes (Deutsche mark denominated, due April 15, 2004)	96,634
European Accounts Receivable Securitization(2)	155,465
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	23,554

Total debt not subject to compromise	715,832
Less—current maturities (included in total debt not subject to compromise above)	598,427

$117,405

Debt Subject To Compromise:
Senior Secured Global Credit Facility (U.S.)—Borrowings primarily at LIBOR plus 4.75% to 5.25%	$458,965
10% Senior Notes, due April 15, 2005	300,000
Convertible Senior Subordinated Notes, due December 15, 2005	321,132
Other	1,196

Total debt subject to compromise (Note 7)	$1,081,293

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.
(2)	Debt classified as current as of March 31, 2003 based upon maturity dates of the DIP Credit Facility and Standstill Agreement.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total long-term debt of March 31, 2002 comprises the following:

March 31, 2002
Senior Secured Global Credit Facility—Borrowings primarily at LIBOR plus 4.75% to 5.25% at a weighted average rate of 7.40%	$682,683
9.125% Senior Notes, (Deutsche mark denominated—175,000) due April 15, 2004	77,934
10% Senior Notes, due April 15, 2005	300,000
Convertible Senior Subordinated Notes, due December 15, 2005	320,704
Other, including capital lease obligations (see Note 17), and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	20,952

1,402,273
Less—Current maturities	(1,075,925)

$326,348

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-US subsidiaries.

Total debt at March 31, 2003 and March 31, 2002 was $1,804,903 (including amounts subject to compromise) and $1,413,272, respectively.

On April 15, 2002, the Company and three of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the filing, the Company also entered into a Standstill Agreement, with its pre-petition Senior Secured Global Credit Facility lenders, whereby the lenders have agreed to forbear collections of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until December 18, 2003, subject to earlier termination upon the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest and principal obligations related to the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); 4) breach of cross default provisions with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche Mark denominated) agreement; and 5) breaches of representations and warranties. The Company continues to accrue and pay interest of the Debtors under the pre-petition Senior Secured Global Credit Facility subject to liquidity calculations prescribed in the DIP Credit Facility. Borrowings under the Senior Secured Global Credit Facility by Debtors within the Chapter 11 case are subject to compromise.

The Company classified the long-term portion of its Senior Secured Global Credit Facility borrowed by the Debtors, approximately $430,696 at March 31, 2002, as short-term debt as the Company did not believe it would be in compliance with these covenants after expiration of the waivers. In addition, the Company classified its 10% Senior Notes and Convertible Senior Subordinated Notes as short-term as a consequence of default under these agreements following the Company’s Chapter 11 filing. The Company accelerated amortization of certain Senior Secured Global Credit Facility deferred financing costs such that these costs were substantially amortized by March 31, 2002. This acceleration resulted in additional amortization expense of approximately $6,216 in fiscal 2002. See Note 2 for further discussion of the Company’s bankruptcy considerations and reorganization plans.

On May 10, 2002, the Company received final Bankruptcy Court approval of its $250,000 DIP Credit Facility. The DIP Credit Facility is being used to supplement cash flows from operations during the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

On April 17, 2002, approximately $129,000 of the DIP Credit Facility was drawn down, $117,000 being used to terminate and repurchase uncollected securitized accounts receivable under the Company’s then existing U.S. receivables sale facility and the balance for financing costs and related fees.

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

Borrowings under the DIP Credit Facility bear interest at Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes certain accounts receivable and inventory in the U.S. and certain property in the U.S. and Europe. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain monthly specified levels of earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens or guarantees, enter into leases, sell or dispose of assets, change the nature of the Company’s business or enter into related party transactions. The Company believes it was in compliance with DIP Credit Facility covenants as of March 31, 2003. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement expires on December 18, 2003 and the DIP Credit Facility expires 30 days prior to the expiration of the Standstill Agreement, (but no later, if the Standstill Agreement is extended, than February 15, 2004). If the Debtors do not have a plan of reorganization confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan confirmed by that time or obtain extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the DIP Credit Facility or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan.

The DIP Credit Facility matures on the earlier of February 15, 2004, 30 days before the pre-petition Revolving Credit and Tranche A Senior Secured Credit Facilities mature (December 18, 2003) or the date the Company emerges from bankruptcy.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total availability under the DIP Credit Facility as of March 31, 2003 was $25.0 million.

On May 31, 2002, the Company entered into a new $177,500 European accounts receivable securitization facility. This facility replaced the Company’s then existing $175,000 European securitization program. The new facility is accounted for as a secured borrowing in accordance with the requirements of FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, whereby the accounts receivable and related borrowings are recorded on the Company’s consolidated balance sheet.

In July 2001, the Company completed debt-for-equity exchanges whereby approximately $30,000 face value of the Convertible Senior Subordinated Notes (the “Notes”) were exchanged for approximately 1,900 shares of Company common stock. Since these exchanges involved a convertible security, the Company recognized a non-cash charge of $13,873 in fiscal 2002 equivalent to the market value of the shares issued in excess of the original conversion ratio of the Notes. The non-cash charge was included in the “Other (income) expense” line of the consolidated statement of operations. The carrying value of the Notes was $25,539. The Company reduced debt and increased shareholders’ equity by $25,539 as a result of the transaction. This transaction was treated as a non-cash financing activity in the accompanying consolidated statement of cash flows.

The Company’s $900,000 (including $250,000 to finance the GNB acquisition) Senior Secured Global Credit Facility has three borrowing tranches: a $150,000 six year multi-currency term A loan, a $500,000 seven and one-quarter year U.S. dollar term B loan and a $250,000 six year multi-currency revolving credit line. This facility contains a number of financial and other covenants customary for such agreements including restrictions on new indebtedness, liens, leverage rates, acquisitions and capital expenditures. Under the original terms of the agreement, principal payments on non-revolving debt would continue through March 2005.

In April 1995, the Company issued $300,000 in aggregate principal amount of 10% Senior Notes. The 10% Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after April 15, 2000, initially at 105% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after April 15, 2002.

In December 1995, the Company issued Convertible Senior Subordinated Notes due December 15, 2005, with a face amount of $397,000 discounted to $287,797. These notes have a coupon rate of 2.9% with a yield to maturity of 6.75%. The notes are convertible into the Company’s common stock at a conversion rate of .0125473 shares per $1 principal amount at maturity, subject to adjustments in certain events.

The Company entered into a $60,000 two year interest rate swap agreement on October 18, 2000, for which the Company paid a quarterly fixed rate of 6.55% and received a three-month LIBOR rate. This swap hedged a portion of the variable interest exposure on the Company’s $900,000 Senior Secured Global Credit Facility Tranche B Term Loans. This agreement was terminated in the first quarter of fiscal 2003 in connection with the Company’s Chapter 11 filing and the cost of settlement reflected as a reorganization item and liability subject to compromise in the Consolidated Financial Statements.

On January 17, 2001, the Company entered into an interest rate cap agreement, which reduced the impact of changes in interest rates on a portion of the Company’s floating rate debt. The cap agreement effectively limited the three-month LIBOR based interest rate on $70,000 of U.S. borrowings to no more than 6.5% through July 17, 2002.

The Company’s variable rate based debt at March 31, 2003 was approximately $1,054,609, none of which was hedged.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual principal payments required under long-term debt obligations at March 31, 2003 are as follows:

Fiscal Year	Amount
2004	$1,058,588
2005	99,630
2006	622,748
2007	1,616
2008	1,616
Thereafter	12,927

$1,797,125

The above table includes pre-petition amounts subject to compromise. Under the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness are stayed, therefore, the commitments shown above may not reflect actual cash outlays in the future.

(12)    EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The Company has noncontributory defined benefit pension plans covering substantially all hourly and salaried employees in North America. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. Salaried employees in North America are covered by a cash balance plan providing benefits as a percentage of salary up to qualified limits. The Company has numerous defined contribution plans in North America and Europe with related expense of $4,174, $4,278 and $3,325 in fiscal 2003, 2002 and 2001, respectively.

European subsidiaries of the Company sponsor several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. In most cases, the defined benefit plans are not funded and the benefit formulas are similar to those used by the North American hourly plans.

The Company provides certain health care and life insurance benefits for a limited number of retired employees. The Company accrues the estimated cost of providing postretirement benefits during the employees’ applicable years of service.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2003 and 2002:

	Pension Benefits		Other Post-Retirement Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$451,690	$430,476	$31,883	$32,566
Transfers in (primarily GNB)	—	634	—	—
Service cost	10,792	12,515	74	162
Interest cost	30,761	28,917	1,881	2,459
Actuarial (gain) loss	13,364	1,459	1,108	2,243
Plan participants’ contributions	1,137	1,223	183	46
Benefits paid	(26,619)	(26,208)	(1,623)	(1,749)
Plan amendments	770	—	(5,878)	(2,158)
Currency translation	36,189	266	185	(27)
Settlements and other	(1,786)	2,408	(308)	(1,659)

Benefit obligation at end of year	$516,298	$451,690	$27,505	$31,883

Change in plan assets:
Fair value of plan assets at beginning of year	$281,693	$297,209	$—	$—
Transfers in (primarily GNB)	—	27	—	—
Actual return on plan assets	(43,958)	(1,377)	—	—
Employer contributions	16,453	9,760	1,440	1,703
Plan participants’ contributions	1,137	1,223	183	46
Benefits paid	(26,619)	(26,208)	(1,623)	(1,749)
Currency translation	9,970	1,059	—	—
Settlements and other	(2,509)	—	—	—

Fair value of plan assets at end of year	$236,167	$281,693	$—	$—

Reconciliation of funded status:
Funded status	$(280,131)	$(169,997)	$(27,505)	$(31,883)
Unrecognized net
Transition obligation	64	73	275	360
Prior service cost	648	(244)	(7,407)	(2,158)
Actuarial loss	164,457	86,816	5,465	4,579
Contributions after measurement date	170	38	257	200

Net amount recognized	$(114,792)	$(83,314)	$(28,915)	$(28,902)

Amounts recognized in statement of financial position:
Prepaid benefit cost	$16,886	$16,403	$—	$—
Accrued benefit cost	(270,729)	(161,319)	(28,915)	(28,902)
Intangible asset	1,544	1,588	—	—
Accumulated other comprehensive (income) loss	137,507	60,014	—	—

Net amount recognized	$(114,792)	$(83,314)	$(28,915)	$(28,902)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Post-Retirement Benefits
	2003	2002	2003	2002
Weighted-average assumptions as of March 31:
Discount rate	6.1%	6.7%	6.7%	7.3%
Expected return on plan assets	7.6%	8.7%	—	—
Rate of compensation increase	3.7%	4.5%	—	—

For other post-retirement benefit measurement purposes, a 12.7% and 9.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003 and 2002, respectively. The rate was assumed to decrease gradually to 5.0% over ten and nine years for 2003 and 2002, respectively, and remain at that level thereafter.

The following table sets forth the plans’ expense recognized in the Company’s consolidated financial statements:

	Pension Benefits			Other Post-Retirement Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$10,792	$12,515	$9,314	$74	$162	$256
Interest cost	30,761	28,917	22,575	1,881	2,459	1,905
Expected return on plan assets	(21,920)	(26,459)	(21,271)	—	—	—
Amortization of: Transition obligation	21	21	28	110	495	64
Prior service cost	5	79	256	(629)	—	—
Actuarial (gain) loss	4,258	1,071	190	320	119	125
Other	—	—	—	(419)	—	—

Net periodic benefit cost(a)	$23,917	$16,144	$11,092	$1,337	$3,235	$2,350

(a)	Excludes the impact of curtailments of $995, $3,620 and $(986) in fiscal 2003, 2002 and 2001, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $498,938, $468,949 and $219,475, respectively, as of March 31, 2003 and $343,471, $334,078 and $181,342, respectively, as of March 31, 2002.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total of service and interest cost components	$186	$(158)
Effect on the postretirement benefit obligation	$2,469	$(2,126)

At March 31, 2003, the unrecognized net actuarial loss related to the Company’s pension plans, determined based on the market related value of plan assets, was $164,457. This amount exceeded 10% of the greater of the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projected benefit obligation or the market related value of plan assets. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of this unrecognized loss is expected to increase pension expense for fiscal 2004 and each of the following nine years by approximately $8,000 per year.

Several plans had underfunded accrued benefit obligations that exceeded their accrued benefit liabilities at March 31, 2003 and 2002. Additional minimum liabilities of $139,051 and $61,602 were established at March 31, 2003 and 2002, respectively, to increase the accrued benefit liabilities to the values of the underfunded accrued benefit obligations.

The recent decline in the global equity markets has resulted in a decrease in the value of the assets in the Company’s pension plans. This decline is expected to adversely affect the Company’s results in future periods through higher pension expense and increased cash funding requirements.

(13)    PREFERRED SHARE PURCHASE RIGHTS PLAN

In fiscal 1999, the Company’s Board of Directors announced that it adopted a Preferred Share Purchase Rights Plan and declared a dividend distribution to be made to stockholders of record on September 29, 1998, of one Preferred Share Purchase Right (a “Right”) on each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Junior Participating Preferred Stock, Series A, par value $.01 per share, of the Company (the “Preferred Shares”) at an exercise price of $60 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are not exercisable, or transferable apart from the common stock, until the earlier to occur of (i) ten days following a public announcement that a person or group other than certain exempt persons (an “Acquiring Person”), together with persons affiliated or associated with such Acquiring Person (other than those that are exempt persons) acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding common stock, or (ii) ten business days following the commencement or public disclosure of an intention to commence a tender offer or exchange offer (other than a permitted offer, as defined) by a person other than an exempt person if, upon consummation of the offer, such person would acquire beneficial ownership of 20% or more of the outstanding common stock (subject to certain exceptions). Thereafter, if the Company is not the surviving corporation in a merger or other business combination, or if common stocks are changed or exchanged, or in a transaction or transactions wherein 50% or more of its consolidated assets or earning power are sold, each Right would entitle the holder (other than the Acquiring Person and certain related persons or transferees) upon exercise to receive, in lieu of Preferred Shares, a number of shares of common stock of the acquiring company or the Company, as the case may be, having a value of two times the exercise price of the Right. The Rights are redeemable at the Company’s option at any time before public disclosure that an Acquiring Person has become such, for $.01 per Right, and expire on September 18, 2008. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment equal to the greater of $25 per share or 1,000 times the dividend declared per common stock. The Preferred Shares have liquidation preference, as defined. In addition, each Preferred Share will have 1,000 votes per share, voting together with the common stock.

(14)    STOCK GRANTS AND OPTIONS

On August 10, 2000, the Board of Directors adopted the 2000 Broad Based Stock Incentive Plan (the “2000 Plan”). The plan states that all employees of the Company are eligible for awards under the plan except those employees subject to Section 16 of the Exchange Act including Officers as defined in Rule 16a-1(f) under the Exchange Act and Directors as defined in Section 3 (a)(7) of the Exchange Act. The award type most frequently used is the non-qualified stock option with an exercise price fixed at 100% of the fair market value of a share of

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s common stock on the date of grant. Non-qualified options generally become exercisable in cumulative installments of 25% one year after the date of grant and annually thereafter, and must be exercised no later than ten years from the date of grant. Initially, 2,000 awards were authorized under the 2000 Plan. On the first anniversary of the effective date of the 2000 Plan and each nine anniversaries thereafter, the total amount of awards may increase by an amount equal to one percent of the number of shares of Common Stock outstanding on that day. As of March 31, 2003, 1,824 shares remain available for grant under this plan.

The Company’s shareholders approved the 1999 Stock Incentive Plan, effective August 11, 1999, under which executives and key employees of the Company are eligible to be granted a total of 2,300 awards in the form of incentive stock options, nonqualified stock options or restricted shares of common stock. Certain of these options vest ratably over four years while the remainder vest over nine years or immediately upon the Company reaching certain performance measures. In addition to the stock options reported in the stock option summary table, 55 shares and 28 shares of common stock were granted during fiscal 2002 and fiscal 2001, respectively, as part of each Board of Directors’ compensation package. As of March 31, 2003, 1,220 shares remain available for grant under this plan.

During the 2001 fiscal year, the Board of Directors approved option grants to four new members of the Company’s executive team as part of each executive’s employment agreement. 640 options were authorized and granted by the Board of Directors to the executives. These options expire ten years from the date of grant, were granted at fair market value on the date of grant and vest at a rate of 25% per year on each anniversary date of their employment.

On May 1, 1997, the Board of Directors adopted the 1997 Stock Option Plan (“1997 Plan”) that authorizes the granting of stock options to key employees of the Company covering up to 2,000 shares of common stock. No options become vested or exercisable before May 1, 2007, unless the market price of the common stock increases to certain levels. If the market price increases to $30.00 per share, 40% of the granted options become vested, if it reaches $50.00, another 40% become vested and if it achieves $75.00 the remainder will become vested, provided, that in the case of each such percentage which so vests, the vested options are then only exercisable as follows; 40% on the date of vesting and 20% each on the first, second and third anniversaries. The exercise price for each share is equal to the fair market value of the common stock on the date of the grant of the option. These options will expire on June 1, 2007. No further awards will be granted under the 1997 Plan.

In October 1993, the Board of Directors adopted the Long-Term Incentive Plan (“Incentive Stock Plan”), which may grant awards to key employees in the form of incentive stock options, nonqualified stock options, restricted shares of common stock or units valued on the basis of long-term performance of the Company (“Performance Units”). Options may be accompanied by stock appreciation rights (“Rights”). All of the awards to date have been nonqualified stock options, none of which were accompanied by Rights. All awards vest ratably over periods ranging from four to five years, with the maximum exercise period of the awards ranging from five years and three months to ten years. The maximum aggregate number of shares of common stock with respect to options, restricted shares, Performance Units or Rights granted without accompanying options that could have been granted pursuant to the Incentive Stock Plan is 700 shares. No further awards will be granted under this plan.

On April 29, 1993, the Board of Directors adopted an Incentive Compensation Plan, under which certain members of the Company’s management were granted a total of approximately 795 shares of the Company’s common stock. These shares are fully vested and have certain restrictions related to sale, transferability and employment. Participants must pay $2.25 per share, the estimated fair value at the grant date, prior to the transferring of such shares. As of March 31, 2003 there were 19 restricted shares that remain vested and unpurchased by the awardees.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity is summarized as follows:

	Stock Options	Weighted Average Exercise Price of Stock Options
Shares under option:
Outstanding at March 31, 2000	5,034	$12.85

Granted	1,870	$8.82
Exercised	—	—
Forfeited	(1,105)	$13.45

Outstanding at March 31, 2001	5,799	$10.99

Granted	188	$10.67
Exercised	—	—
Forfeited	(1,320)	$11.95

Outstanding at March 31, 2002	4,667	$10.71

Granted	—	—
Exercised	—	—
Forfeited	(417)	$11.02

Outstanding at March 31, 2003	4,250	$10.67

Options available for grant at March 31, 2003	3,044

Exercisable at March 31, 2001	2,036	$12.02
Exercisable at March 31, 2002	2,969	10.82
Exercisable at March 31, 2003	3,151	10.64

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.75 to $10.00	1,268	7.5	$8.69	667	$8.69
$10.01 to $15.00	2,572	5.9	10.47	2,258	10.35
$15.01 to $25.88	410	4.1	18.10	226	19.35

	4,250	6.2	$10.67	3,151	$10.64

No stock options were granted during fiscal year 2003. The weighted average grant-date fair values for options granted during fiscal 2002 and 2001 were $8.28 and $4.83, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    INCOME TAXES

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the fiscal years ended March 31, 2003, 2002 and 2001, are as follows:

	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	11,158	13,734	20,001

	11,158	13,734	20,001

Deferred:
Federal	—	2,424	(2,424)
State	—	—	—
Foreign	15,811	(17,580)	(8,945)

	15,811	(15,156)	(11,369)

Total provision (benefit)	$26,969	$(1,422)	$8,632

Major differences between the federal statutory rate and the effective tax rate are as follows:

	2003	2002	2001
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Nondeductible goodwill impairment/amortization	10.3	12.1	3.2
Debt for equity swaps	—	2.6	—
Subpart F Income(i)	2.0	16.9	—
Capital structure reorganizations(ii)	(3.7)	(3.2)	—
Tax losses not benefited	47.9	9.5	27.2
Non-deductible U.S. Attorney fine	—	—	6.1
Purchased research and development	—	(1.0)	—
Other, net	2.2	(2.4)	4.1

Effective tax rate	23.7%	(0.5)%	5.6%

(i)	As a result of certain pledges of stock of foreign subsidiaries in connection with bank amendments obtained during fiscal 2002, the Company was required to recognize certain foreign sourced income (“Subpart F Income”) as a constructive dividend for U.S. tax purposes. The constructive dividend has otherwise reduced operating loss tax carry-forwards.
(ii)	During fiscal 2003 and 2002 the Company reorganized the ownership structure of certain of its foreign subsidiaries and recorded an impairment charge on certain intercompany investments for statutory purposes. These actions have no effect on reported pre-tax operating results but resulted in a net tax benefit.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of March 31, 2003 and 2002:

	2003	2002
Deferred tax assets:
Operating loss and tax credit carry-forwards	$411,325	$290,887
Compensation reserves	45,663	45,887
Environmental reserves	27,514	27,744
Bad debt	4,209	12,193
Warranty	16,126	17,641
Asset and other realization reserves	11,503	12,782
Purchase commitments	17,169	18,690
Other	77,352	95,076
Valuation allowance	(510,611)	(422,181)

	$100,250	$98,719

As of March 31, 2003, the Company has net operating loss carry-forwards for U.S. income tax purposes of approximately $591,000 which expire in years 2005 through 2024. As of March 31, 2003, certain of the Company’s foreign subsidiaries have net operating loss carry-forwards for income tax purposes of approximately $499,000, of which approximately $197,000 expire in years 2004 through 2013, with the remainder able to be carried forward indefinitely by statute or tax planning strategies. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets, related to certain net operating loss carry-forwards and certain deductible temporary differences for which it is more likely than not that the related tax benefits will not be realized.

The Company’s net deferred tax assets include certain amounts of net operating loss carry-forwards as well as certain tax deductible temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. The Company has implemented certain tax planning strategies in prior years to utilize a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining recorded net deferred tax assets. Valuation allowances have been provided on all U.S. subsidiaries of the Company, including those entities which are part of the Chapter 11 cases and for a number of the Company’s foreign subsidiaries.

As a result of the pledges of stock of certain of the Company’s foreign subsidiaries in connection with bank amendments obtained in fiscal 2002, the Company has effectively provided for taxes on these undistributed earnings. As of March 31, 2003, the Company had not provided for withholding or U.S. federal income taxes on undistributed earnings of certain other foreign subsidiaries since such earnings were expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards.

(16)    ENVIRONMENTAL MATTERS

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively “EH&S laws”). For a discussion of the legal proceedings relating to environmental matters, see Note 17, Commitments and Contingencies.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    COMMITMENTS AND CONTINGENCIES

Bankruptcy Considerations

As of the Petition Date, substantially all pending litigation against the Debtors was stayed. To the extent any of the Debtors are ultimately found liable with respect to such litigation, the Debtors believe the claim resulting therefrom would constitute a general unsecured claim against the Debtors, the treatment of which would be governed by any plan of reorganization confirmed by the Bankruptcy Court. Litigation against the Company’s non-Debtor subsidiaries has not been stayed and will not be affected by the bankruptcy proceedings.

Former Senior Executives and Battery Quality Matters

On March 23, 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. Under the terms of that settlement, the Company agreed to pay a fine of $27.5 million over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31.0 million for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1.0 million in the third quarter of fiscal 2002. At March 31, 2003, approximately $27.5 million of this reserve remains and is classified as a Liability subject to compromise. As a result of the imposition of the automatic stay arising upon the Company’s Chapter 11 filing, the Company has not made installment payments of its $27.5 million fine. The Company is uncertain as to the effect of these non-payments and the bankruptcy filing with respect to the plea agreement. On June 10, 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27.9 million.

The Company is currently involved in litigation with the former senior executives referenced above. The former senior executives made claims to enforce separation agreements, reimbursements of legal fees and other contracts, and the Company has filed claims and counterclaims asserting fraud, breach of fiduciary duties, misappropriation of corporate assets and civil conspiracy. In addition, the Company has filed actions in the Bankruptcy Court against the former senior executives to recover certain payments of legal fees that the Company was required to advance to such individuals prior to the Petition Date.

The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and believes it is entitled to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivables for such reimbursements at March 31, 2003.

The Company has completed an investigation and determined that due to a deviation from manufacturing procedures approximately 950,000 automotive aftermarket batteries sold during 2001 and 2002 in North America did not contain one minor feature of several advertised for the batteries. In all cases the batteries performed in accordance with their labeled specifications. The feature was reinstated and the Company has discussed the situation with certain customers. The Company cannot predict at this time the effects of this matter on its business, but the remediation that has been offered is not material to its financial condition, cash flows or results of operations.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Private Party Lawsuits

Active Lawsuits

In June 2002, the following lawsuit was filed in Louisiana state court: Hardy et. al. v. Ducote Wrecking, et. al. The case was filed as a putative class action for damages brought by two employees of Ducote Wrecking & Demolition, an independent contractor performing multiple maintenance projects at the Company’s Baton Rouge, Louisiana facility. The plaintiffs allege that while they were engaged in work at the Company’s facility, they were intentionally exposed to and poisoned by lead, acid, and other heavy metals. Plaintiffs named the Company’s insurance carriers and supervisory employee as defendants, along with Ducote. The case was removed to the U.S. District Court for the Western District of Louisiana. Plaintiffs filed a motion to remand, which was denied by the court in a January 2003 decision. In the same January 2003 decision, the Court dismissed the Company’s supervisory employee and the independent contractor defendant from the litigation. The Court also has denied plaintiffs’ motion for class certification. The Company’s insurer has issued a reservation of rights as to the Company’s coverage for the alleged claims.

On April 11, 2003, the following lawsuit was filed in the Delaware Court of Chancery by the official committee of equity holders and its members: Kandathil et. al. v. Exide, The complaint seeks to compel the Company to convene a meeting of stockholders. On April 21, 2003, the Debtors filed a complaint against the official committee of equity holders and its members in the Bankruptcy Court seeking to enjoin their attempts to compel the Company to convene a meeting of stockholders. Hearings on the two complaints are currently scheduled for July 2003.

On June 6, 2002, McKinsey & Company International filed suit against Exide Holding Europe, S.A., Compagnie Europeene D’accumulateurs, S.A., Euro Exide Corporation Ltd., Exide Italia S.r.l, Deutsche Exide GmbH and Exide Transportation Holding Europe, S.L. in the U.S. District Court for the Southern District of New York, seeking to compel arbitration of McKinsey’s request for payment of approximately $5 million for consulting services allegedly incurred by Exide. This matter was subsequently resolved through a confidential settlement which did not have a material effect on the Company’s results of operations.

Exide is a defendant in an arbitration proceeding initiated in October of 2001 by Margulead Limited (“Margulead”). In June of 1997, GNB, now an operating division of Exide, entered into an agreement with Margulead, which Margulead contended obligated the Company to build a facility to test and develop certain lead acid battery recycling technology allegedly developed by Margulead. Exide terminated the contract in 1998. Exide contended, in part, that the Margulead process was not ready for pilot plant implementation and also failed to meet success criteria. Margulead claimed approximately $13 million in damages. The Company denied that it was liable and defended the matter in the arbitration. An arbitration decision was rendered on May 7, 2003, determining that the contract was unenforceable and that neither party was entitled to damages or costs. Margulead asked the arbitrator to reconsider the decision. Margulead also has advised the Company that it intends to appeal the arbitrator’s decision. The Company does not believe it is likely that Margulead will succeed in any reconsiderations or appeal of the arbitrator’s decision.

In November 2002, the following lawsuit was filed in the Ontario Court of Justice: Exide Canada, Inc., v. Lorne Hilts et. al. This lawsuit was initiated by Exide Canada, Inc. against former officers, employees and a former logistics services vendor seeking in excess of $2,000,000 Canadian in damages on multiple grounds including breach of trust, breach of contract and fraud. Defendant Hilts filed a counterclaim against Exide Canada for severance and other benefits and seeks damages in an amount exceeding $840,000 Canadian. Defendant Ryad counterclaimed against Exide Canada alleging breach of contract and against Exide Technologies alleging it induced Exide Canada to breach

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its contract with Ryad for certain logistics services. Ryad seeks damages against each defendant in an amount exceeding $8,500,000 Canadian. The Company believes that the counterclaims are without merit and is vigorously defending itself.

The Company’s preliminary review of these active claims suggest they are without merit, and, to the extent the Company is a party to these active lawsuits, it plans to vigorously defend itself. The Company does not believe any reserves are currently warranted for these claims. See Critical Accounting Policies and Estimates, Litigation, in Item 7 of this Report.

Stayed Pre-Petition Lawsuits

The following lawsuits allege that Exide and its predecessors allowed hazardous materials used in the battery manufacturing process to be released from certain of its facilities, allegedly resulting in personal injury and/or property damage. On August 25, 1999 several cases were filed in the Circuit Court for Greenville County, South Carolina and are currently pending: Joshua Lollis v. Exide; Buchanan v. Exide; Agnew v. Exide; Patrick Miller v. Exide; Kelly v. Exide; Amanda Thompson v. Exide; Jonathan Talley v. Exide; Smith v. Exide; Lakeisha Talley v. Exide; Brandon Dodd v. Exide; Prince v. Exide; Andriae Dodd v. Exide; Dominic Thompson v. Exide; Snoddy v. Exide; Antoine Dodd v. Exide; Roshanda Talley v. Exide; Fielder v. Exide; Rice v. Exide; Logan Lollis v. Exide; and Dallis Miller v. Exide. In January 2002, counsel that brought the South Carolina actions filed additional claims in the Circuit Court for Greenville County, South Carolina. The following lawsuits of this type are currently pending in the Court of Common Pleas for Berks County, Pennsylvania: Grillo v. Exide, filed on May 24, 1995; Blume v. Exide, filed on March 4, 1996; Esterly v. Exide, filed on May 30, 1995; and Saylor v. Exide, filed on October 18, 1996. The following lawsuit of this type is currently pending in the United States District Court for the Southern District of Indiana: Strange v. Exide. Finally, the following lawsuit of this type is pending in the Circuit Court of Shelby County, Tennessee: Cawthon v. Exide, et al. All these cases have been stayed.

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17.0 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware, where the plaintiffs’ motion to abstain or remand will be heard. To the extent this action implicates Exide’s interests, the Company plans to vigorously defend the action and pursue the counterclaim.

In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims Exide was obligated to replace. Exide’s answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action are

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently subject to the automatic bankruptcy stay, and have been transferred to the U.S. Bankruptcy Court for the District of Delaware.

Between March and September 2002, the following cases were filed in the U.S. District Court for the Middle District of Louisiana: Joseph et. al. v. Exide; Andrews et. al. v. Exide; and Armstead v. Exide. These actions seek monetary damages and injunctive relief for alleged racial discrimination in the Company’s Shreveport and Baton Rouge, Louisiana plants. The Joseph and Andrews cases have been consolidated and all three lawsuits have been stayed.

In February 2001, the following lawsuit was filed in the U.S. District Court for the Northern District of California: Flaherty v. Exide, et. al. Plaintiff contends the Company is responsible, in part, for contamination resulting from alleged disposal of hazardous substances at plaintiff’s property. The suit contains claims predicated on CERCLA, private nuisance, public nuisance, trespass, negligence, equitable indemnity, contribution, injunctive relief under RCRA and declaratory relief under state law. The Company has filed counterclaims against plaintiff and other potentially responsible parties.

The Company’s preliminary review of these claims suggests they are without merit and the Company plans to vigorously defend itself with regard to the stayed pre-petition lawsuits. The Company expects that all of these lawsuits will be compromised upon confirmation of a plan of reorganization by the Bankruptcy Court. See Critical Accounting Policies and Estimates, Litigation, in Item 7 of this Report.

Environmental Matters

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively “EH&S laws”).

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 91 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. The Company is currently paying its share of liability at one site. The Company expects its liability will be compromised upon confirmation of a plan of reorganization by the Bankruptcy Court as to a number of additional Superfund sites. In most instances, the Company’s remaining obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all identified PRPs that are financially viable. The Company’s share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company’s estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

Of those sites for which the Company has not completed payment of its share of liability, it currently has greater than 50% liability at three Superfund sites, and allocated liability that exceeds five percent at an additional seven sites that averages approximately 22%. Because the Company’s liability under such statutes may be imposed on a joint and several basis, the Company’s liability may not necessarily be based on volumetric allocations and could be greater than the Company’s estimates. The Company believes, however, that its PRP

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

status at these Superfund sites will not have a material adverse effect on the Company’s business or financial condition because, based on the Company’s experience, it is reasonable to expect that the liability will be roughly proportionate to its volumetric contribution of waste to the sites.

The Company is also involved in the assessment and remediation of various other properties, including certain Company owned or operated facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate legal authorities. Where probable and reasonably estimable, the costs of such projects have been accrued by the Company, as discussed below. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies.

While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, the Company does not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 2003, the amount of such reserves on the Company’s consolidated balance sheet was $78,340. Of this amount, $66,362 was included in Liabilities subject to compromise. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

In the U.S., the Company has advised each state and federal authority with whom the Company has negotiated plans for environmental investigations or remediation of the Debtors’ Chapter 11 filing as required by those agreements or applicable rules. In some cases these authorities may require the Company to undertake certain agreed remedial activities under a modified schedule, or may seek to negotiate or require modified remedial activities. Such requests have been received at several sites and are the subject of ongoing discussions. At this time no requests or directives have been received which, individually or in the aggregate, would materially alter the Company’s reserves or have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Tampa, Florida

The Tampa site is a former secondary lead smelter, lead oxide production facility, and sheet lead-rolling mill that operated from 1943 to 1989. Under a RCRA Part B Closure Permit and a Consent Decree with the State of Florida, Exide is required to investigate and remediate certain historic environmental impacts to the site. Cost estimates for remediation (closure and post-closure) range from $12,500 to $20,500 depending on final State of Florida requirements. The remediation activities are expected to occur over the course of several years.

Columbus, Georgia

The Columbus site is a former secondary lead smelter that was decommissioned in 1999, which is part of a larger facility that includes an operating lead acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated at $13,500.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sonalur, Portugal

The Sonalur facility is an active secondary lead smelter. Materials from past operations present at the site are stored in aboveground concrete containment vessels and in underground storage deposits. The Company is in the process of obtaining additional site characterization data to evaluate remediation alternatives agreeable to local authorities. Costs for remediation are currently estimated at $3,500 to $7,000.

Other

In February 2002, the Company’s principal French subsidiary was notified by local competition authorities that in connection with certain sales of batteries by several French manufacturers in 1996 and 1997, the subsidiary is alleged to have violated local competition laws. The civil investigative agency in the case has recommended a fine be imposed on the Company for 5.9 million Euros, but the Company does not believe that the subsidiary acted improperly and intends to defend this matter vigorously. A judicial decision with respect to this matter is expected within the next 90 days.

From 1957 to 1982, the Company’s French subsidiary, CEAC, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims has received 34 employee claims alleging asbestos-related illnesses, and no such claims have been filed since August 2001. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $132, $169 and $260 in calendar years 2001, 2002 and 2003, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $45, $78, and $200, during the same periods to date for the dependents of four such claimants. Although the Company cannot predict the number or size of any future claims, after consultation with legal counsel the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, management does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002.

At March 31, 2003, the Company had outstanding letters of credit with a face value of $6,066 ($130 of which was pre-petition) and surety bonds with a face value of $43,465. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The surety bonds have annual terms but are generally renewable by the Company. It is expected that limited availability of new surety bonds from traditional sources may impact the Company’s liquidity needs in future periods.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2003, bank guarantees with a face value of $8,700 were outstanding.

Warranty

The Company provides customers various warranty or return privileges in each of its three segments. The estimated cost of warranty is recognized as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim date.

A reconciliation of changes in the Company’s consolidated warranty liability for fiscal 2003 follows:

Balance at March 31, 2002	$65,409
Accrual for warranties provided during the period	55,398
Accrual/release of pre-existing warranties	(4,800)
Settlements made (in cash or credit) during the period	(53,543)

Balance at March 31, 2003	$62,464

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2003, are:

Fiscal Year	Operating	Capital
2004	$43,793	$2,535
2005	32,784	2,521
2006	16,143	2,560
2007	7,744	2,605
2008	5,424	2,650
Thereafter	19,004	13,415

Total minimum payments	$124,892	$26,286

Less—Interest on capital leases		(5,621)

Total principal payable on capital leases (included in Note 11)		$20,665

Under the Bankruptcy Code, the Debtors may assume or reject executory contracts including lease obligations, therefore, the commitments shown above may not reflect actual cash outlays in the future.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 1998 and 1999, the Company entered into sale/leaseback transactions, where the Company sold certain machinery and equipment with an aggregate book value of $48,000 for $97,100 and leased the same machinery and equipment back over periods ranging from eight to nine years. The total gain of $49,100 has been deferred and is being recognized ratably over the life of the leases.

Rent expense amounted to $63,155, $61,179 and $68,364 for fiscal years 2003, 2002 and 2001, respectively.

The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business. See Note 22 for discussion of the battery separator agreement entered into as part of the Company’s sale of these operations.

(18)    ACQUISITIONS

On September 29, 2000, the Company acquired the global battery business of Australian-based Pacific Dunlop Limited, including its subsidiary GNB Technologies, Inc. (“GNB”), a U.S. and Pacific Rim manufacturer of both industrial and automotive batteries, for consideration of $379,000 (including $344,000 in cash and 4,000 of the Company’s common shares) plus assumed liabilities. Pacific Dunlop now holds an approximate 14.6 percent interest in the outstanding shares of common stock of the Company. The 4,000 common shares issued in connection with this acquisition were valued at approximately $9.00 per common share (or $36,000), which was the closing price per share of the Company’s common stock when the terms of the acquisition were agreed to and announced on May 9, 2000.

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

Exercise price	$8.99 per common share
Expected term	5.5 years
Expected volatility	34%
Risk-free interest rate	5.92%
Annual dividend yield	0.88%
Grant date stock price	$9.0625 per common share

The acquisition was accounted for using the purchase method. GNB’s results of operations are included in the accompanying consolidated statement of operations since the date of acquisition. GNB’s opening balance sheet is included in the accompanying consolidated balance sheets as of March 31, 2002 and March 31, 2001. The allocation of purchase price which follows was completed on September 30, 2001.

Current assets	$362,500
Property, plant and equipment	220,000
Other assets	6,000
Intangible assets	49,500
Goodwill	75,000

Total assets acquired	713,000

Current liabilities	243,000
Other liabilities	91,000

Total liabilities assumed	334,000

Net assets acquired	$379,000

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the final purchase price allocation above and revisions to allocations of purchase price for acquisitions in prior years, the following adjustments from the preliminary allocations related to the GNB acquisition included in the Company’s consolidated balance sheets prior to September 30, 2001 and prior year acquisitions were as follows:

Identification and valuation of intangible assets:
Trademarks	$38,600
Technology	10,900

Acquired identified intangibles	49,500
Purchase price allocation adjustments, net	(34,686)

Net decrease in goodwill (Note 8)	$14,814

The final adjustments primarily related to GNB property and plant write-downs due to planned plant and distribution center rationalizations, and final estimates for environmental issues and other contingencies for GNB and prior year acquisitions.

Of the $49,500 of acquired identified intangibles, $38,600 was assigned to trademarks that are not subject to amortization. The remaining $10,900 of acquired identified intangibles has a useful life of 10 years and is technology related. Related amortization expense of $1,120 and $820 was recorded in fiscal 2003 and fiscal 2002, respectively. The Company expects to record $1,120 in related amortization expense for fiscal 2004, and in each of the next seven fiscal years.

The following unaudited supplemental information reflects the Company’s pro forma results of operations for the period shown by combining the historical results of the Company and GNB and including the impact of goodwill amortization and the impact of other applicable purchase accounting adjustments, as well as interest expense on acquisition financing, together with related income tax effects, assuming the acquisition had occurred at the beginning of the earliest period presented. The pro forma earnings per share calculation below also includes the impact of the four million shares issued as part of the acquisition consideration. This pro forma information does not purport to represent what the Company’s results of operations would have actually been had the acquisition occurred as of an earlier date or project the results of any future period.

For the Year Ended March 31, 2001
(Unaudited)
Net sales	$2,921,417
Net loss	$(180,501)
Loss per share:
Basic	$(7.09)
Diluted	$(7.09)

Lion Compact Energy

In fiscal 2000, the Company entered into an agreement to acquire a controlling interest in Lion Compact Energy (“LCE”), a privately held company conducting research in dual-graphite battery technology. This transaction was accounted for using the purchase method. In conjunction with the LCE acquisition, the Company recorded a $14,262 write-off of purchased research and development costs in fiscal 2000. The purchased in-process research and development had not yet reached technological feasibility, and the technology had no alternative future use, as of the date of acquisition.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company paid $3,500 in cash upon closing in fiscal 2000 and $2,500 in fiscal 2001. The Company expected to pay $9,000, plus certain royalty fees, over the next several years based upon the performance of LCE and its product development. The Company had the option to re-convey its interest in LCE at any time to the seller during this payment period. The Company exercised this option during fiscal 2002 and recorded a credit of $8,185 equal to the present value of the expected future payments. All prior payments were non-refundable.

(19)    RESTRUCTURING AND IMPAIRMENT

Following the acquisition of GNB in September 2000, the Company initiated various restructuring programs involving facility, branch and corporate office closures and consolidation, principally in connection with overall integration plans to affect the combination of the two organizations. Such actions impacted both existing Exide and acquired GNB employees and facilities. The actions were designed to reduce costs and improve earnings and cash flows. The fiscal 2001 restructuring charges relate to specific approved actions and plans that are part of this overall restructuring program. During fiscal 2002 and 2003, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

The following is a summary of the actions taken under the programs described above:

	Fiscal 2003
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Corporate)	$1,750	$—	$—	$1,750
Closure of Kankakee, Illinois	1,663	2,949	72	4,684
Closure of U.S. Transportation Facilities	2,456	101	810	3,367
Closure of Maple, Ontario Plant	1,700	—	—	1,700
Headcount Reductions and Closure Costs (Cwmbran, UK)	1,962	—	1,809	3,771
Headcount Reductions (Europe Transportation)	2,086	—	—	2,086
Headcount Reductions (Europe Corporate)	(886)	—	—	(886)
Headcount Reductions and Closure Costs (Europe Industrial)	7,788	1,335	63	9,186

Total Charge in the Statement of Operations	$18,519	$4,385	$2,754	$25,658

	Fiscal 2002
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Lombard and Alpharetta Office Consolidations)	$6,350	$2,500	$2,700	$11,550
European Headcount Reductions	9,400	—	—	9,400
Closure of Kankakee, Illinois	350	—	—	350
Closure of Plastics Manufacturing Facilities	600	2,500	—	3,100
Closure of Maple, Ontario Plant	3,300	5,400	—	8,700

Total Charge in the Statement of Operations	$20,000	$10,400	$2,700	$33,100

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2001
	Severance Costs	Write- Offs	Closure Costs	Total
Closure of Burlington, Iowa	$2,600	$3,900	$6,900	$13,400
UK and German Manufacturing Facility	5,500	4,800	—	10,300
Headcount Reductions and Closures (Cwmbran and Duisburg)
UK Manufacturing Facility Impairment (Cwmbran)	—	15,200	—	15,200
European Transport Reorganization	6,700	—	—	6,700
Closure of Maple, Ontario Plant	3,000	6,400	4,000	13,400
Maple, Ontario Plant Redevelopment	—	(3,200)	(4,000)	(7,200)
Closure of US Distribution Facilities	2,000	1,900	4,200	8,100
US Headcount Reduction and Office Closure (including Reading Office)	8,000	2,200	—	10,200
Other European Headcount Reduction	5,800	300	—	6,100
European Shared Services Headcount Reduction	6,400	—	—	6,400
Other Restructuring Charges	—	10,200	4,600	14,800

Total Charge in the Statement of Operations	$40,000	$41,700	$15,700	$97,400

Fiscal Year 2003

Exide Restructuring Initiatives

During fiscal 2003 the Company recognized restructuring and impairment charges of $25,658, representing $18,519 for severance and $2,754 for related closure costs and $4,385 for non-cash charges related to the write-down of property, plant and equipment.

Of these total charges, $9,142 for severance, $1,841 for related closure costs and $3,139 for non-cash charges related to the write-off of property, plant and equipment were recorded during the first three quarters of the year. The charges for the first quarter of fiscal 2003 related to the downsizing of a North American Network Power facility in Kankakee, Illinois and the closure of a Transportation facility in Cwmbran, UK. Approximately 300 positions, principally plant employees, have been eliminated in connection with the first quarter fiscal 2003 plans. The charges for the second quarter of fiscal 2003 principally resulted from corporate severance and the closure of a North American Transportation facility in Florence, Mississippi. Approximately 120 positions have been eliminated in connection with the second quarter fiscal 2003 plans. The charges for the third quarter of fiscal 2003 resulted from European headcount reductions, changes in prior estimates of fiscal 2002 pension curtailment obligations at the Maple, Ontario plant and ongoing costs associated with fiscal 2003 North American plastics and manufacturing facility closures. Approximately 15 positions have been eliminated in connection with these third quarter actions.

During the fourth quarter of fiscal 2003, the Company recognized net restructuring and impairment charges of $11,536, representing $9,377 severance, $913 related closure costs and $1,246 of non-cash charges related to the write- down of property, plant and equipment. Approximately 215 employees will be terminated in connection with the fourth quarter plans, which are expected to be completed by the third quarter of fiscal 2004. The fourth quarter fiscal 2003 charge includes a credit of $3,100, following recently finalized changes to the Company’s original plans for restructuring of its European shared services operations.

In the aggregate, payments made during fiscal 2003 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $24,000.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2002

Exide Restructuring Initiatives

During fiscal 2002, the Company recognized restructuring and impairment charges of $33,100, representing severance and related costs of $20,000, $2,700 for related closure costs and $10,400 of non-cash charges related to the write-down of property, plant and equipment.

In August 2001, the Company, in a continued effort to streamline and simplify the Company’s operations and organizational structure, announced plans to eliminate approximately 1,300 positions resulting in severance charges of $10,013 and $1,045 for related closure costs. In November 2001, the Company finalized plans to continue in its reduction of the salaried workforce resulting in severance charges of $6,584, related closure costs of $1,673 and a non-cash charge of $5,400 for the write down of property, plant and equipment at the Maple, Ontario manufacturing operation, which will now not be reopened as a Network Power facility, given the continued downturn in the Network Power business and telecommunications market. In fiscal 2001, the Company had originally announced plans to close this facility but based on market conditions and anticipated increases in demand for its Network Power products, subsequently decided to redevelop this facility as a Network Power manufacturing plant. The impairment charge was determined based upon the difference between net book value and estimated fair value, with fair value representing the Company’s estimated residual value from abandonment. The effect of facility shutdowns on operating results was not material. These programs jointly resulted in the elimination of approximately 1,300 positions, which range from plant employees and clerical workers to operational and sales management.

During the fourth quarter of fiscal 2002, the Company recognized restructuring and impairment charges of $8,403, representing $3,403 severance and related costs and $5,000 of non-cash charges related to the write-down of property, plant and equipment. These charges resulted from plans involving the closure of two North American plastics manufacturing plants, a North American Network Power facility and office consolidations in Alpharetta, Georgia and Lombard, Illinois. Approximately 500 employees were terminated in connection with these plans.

In the aggregate, payments made during fiscal 2002 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $65,200.

The fiscal 2002 Exide restructuring initiatives are substantially complete. Remaining expenditures principally represent severance and related benefits payable per employee agreements or regulatory requirements payable over periods up to three years.

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

Fiscal Year 2001

Exide Restructuring Initiatives

With respect to existing Exide employees, contracts and facilities, the Company recorded restructuring and impairment charges aggregating approximately $97,400 in fiscal 2001. These charges principally resulted from actions taken in connection with the integration of the operations of the Company and GNB, the exiting of certain

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer relationships and elimination of combined excess capacity, as well as ongoing cost reduction initiatives worldwide. The charges consisted of the elimination of approximately 900 positions resulting in $40,000 in severance costs, $41,700 in write-downs of property, plant and equipment and $15,700 in closure costs. Positions eliminated as part of the fiscal 2001 reductions range in nature from plant employees and clerical workers to operational and sales management. The effect of facility shutdowns on current period operating results was not material, principally because they were designed to eliminate excess capacity and did not anticipate loss of revenues or significant customers.

The fiscal 2001 restructuring charges for existing Exide employees, contracts and facilities comprised the following:

•	the closure of the Burlington, Iowa automotive battery plant in the U.S which included approximately 250 employee terminations.

•	workforce reductions at the Cwmbran, UK and Duisburg, Germany manufacturing facilities in Europe which included approximately 40 employee terminations.

•	A charge of $15,200 related to the impairment of the Cwmbran, UK facility to write-off the remaining net book value of the facility as a result of current period operating and cash flow losses and adverse future projections, and market conditions. The charge was determined based upon an assessment of projected undiscounted cash flows, which indicated an impairment existed.

•	the reorganization of the Company’s European Transportation business sales and logistics work force, resulting in elimination of approximately 260 positions. During the fourth quarter of fiscal 2001, the Company finalized its plans for its transportation Europe positioning project, whereby the Company’s European Transport operations would be streamlined. As part of the plan the Company has terminated or will terminate certain employees in the Transport business throughout Europe.

•	the closing or sale of 27 of the Company’s distribution facilities, principally in North America, resulting in the elimination of approximately 45 positions.

•	the consolidation of the Company’s European accounting activities into a shared services operation. During the third quarter of fiscal 2001, the Company committed to and announced a plan to centralize its European accounting activities into a shared services operations located in Paris, France resulting in the planned elimination of approximately 160 positions.

•	the closure of the Maple, Ontario automotive manufacturing operations. During the second quarter of fiscal 2001, the Company recorded a $13,400 charge related to the closure of the Maple, Ontario Transportation manufacturing facility, including severance costs, asset write-offs and other closure costs. Subsequent to the decision to close this facility, the Company experienced an unexpected increase in the demand for its Network Power products as well as projected demand for the foreseeable future. As a result, the Company decided to redevelop this facility as a Network Power manufacturing plant. Therefore, the Company reversed certain portions of these charges related to asset write-offs and other closure costs during the fourth quarter of fiscal 2001.

•	the closure of certain branches and offices and severance and other costs for reductions in staff, resulting in the elimination of approximately 130 positions.

In the aggregate, payments made during fiscal 2001 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $26,700.

The fiscal 2001 initiatives are substantially complete. Remaining expenditures principally represent severance and related benefits payable per employee agreements or regulatory requirements payable over periods up to three years.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a summary of restructuring reserve movements from March 31, 2000 through March 31, 2003:

	Severance	Closure Costs	Total
Balance, March 31, 2000	$14,000	$8,700	$22,700
Charges, Fiscal 2001	40,000	15,700	55,700
GNB Acquisition	13,000	15,800	28,800
Payments and Currency Changes	(20,700)	(8,600)	(29,300)

Balance, March 31, 2001	$46,300	$31,600	$77,900

Charges, Fiscal 2002	20,000	2,700	22,700
GNB Acquisition	600	800	1,400
Payments and Currency Changes	(50,400)	(19,800)	(70,200)

Balance, March 31, 2002	$16,500	$15,300	$31,800

Charges, Fiscal 2003	18,519	2,754	21,273
Payments and Currency Changes	(15,659)	(4,530)	(20,189)

Balance, March 31, 2003	$19,360	$13,524	$32,884

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

(20)    INTEREST EXPENSE, NET

Interest income of $2,496, $4,036 and $2,508 is included in Interest expense, net for the years ended March 31, 2003, 2002 and 2001, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing is recorded in Reorganization items, net in the consolidated statements of operations, for the year ended March 31, 2003. See Note 6.

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the consolidated balance sheets in accordance with SOP 90-7. Interest is being accrued on certain pre-petition debt to the extent that the Company believes it is probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for fiscal year 2003 was approximately $39,604.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21)    OTHER (INCOME) EXPENSE, NET

Other (income) expense, net for the fiscal years ended March 31, 2003, 2002 and 2001 comprises:

	2003	2002	2001
Losses on sales of accounts receivable	$11,989	$14,635	$16,438
Net gain on asset sales	(956)	(1,079)	(18,406)
Equity income	(1,302)	(1,898)	(2,516)
Debt-to-equity conversion	—	13,873	—
Currency loss (gain)	(22,753)	5,109	(1,009)
Other	1,987	2,099	15,774

	$(11,035)	$32,739	$10,281

Losses on sales of receivables represent expenses related to the Company’s receivables sales facilities in the U.S. and Europe (See Note 24).

In fiscal 2003, the Company recognized net currency gains, primarily from the translation of U.S. dollar denominated borrowings in Europe.

In fiscal 2002, the Company incurred a non-cash charge for the debt-to-equity conversion of Convertible Senior Subordinated Notes (See Note 11).

Net gain on asset sales in fiscal 2001 included $13,000 from the sale of the Company’s interest in Yuasa, Inc.

In fiscal 2001, the Company recorded other charges of approximately $15,800 related to the Company’s overall growth strategies and integration plans. These charges included $6,800 of professional fees related to the integration of GNB. The information resulting from these projects was considered by the Company as part of the fiscal 2001 restructuring actions taken by the Company in connection with the reorganization of its European Transportation business and establishment of a shared service operation in Europe. All costs were incurred during fiscal 2001. The remainder of the charge is comprised of other merger and integration costs associated with the Company’s reduced involvement in NASCAR motor sport programs of approximately $3,000, additional non-cash asset write-downs upon the completion of the divestiture of certain non-core businesses of approximately $3,000 and costs incurred in connection with the exiting of certain less profitable customers and other integration activities of approximately $3,000.

(22)    PURCHASE COMMITMENTS

The Company sold its battery separator operations in fiscal 2000 for approximately $47,000, including $26,100 in cash proceeds, to an unrelated party, Daramic, Inc. (“Daramic” or the “Buyer”). In connection with the sale, the Company entered into a ten-year supply agreement that includes minimum annual purchase commitments and penalty payments if such minimum annual purchase commitments are not met. The agreement also required adjustment for the minimum annual purchase commitments if the Company acquired any customers of the Buyer during the term of the agreement. The Company recorded a gain on this sale of $9,500 and established a liability related to the adverse supply agreement of $8,500 based on its estimates of future purchases from the Buyer.

As a result of acquiring GNB, which was a customer of the Buyer, the Company renegotiated the supply agreement. Under the renegotiated terms and based on the Company’s estimates of its purchases from the Buyer given the Company’s plan to integrate GNB, the Company recorded a charge of $29,000 to cost of sales in fiscal 2001.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on development of its five-year business plan, in fiscal 2002, the Company revised its unit volume outlook. This revision increased its expected liability related to the minimum annual purchase commitments to a total of $53,400 for the then remaining eight years of this supply agreement. This resulted in recognition of an additional charge to cost of sales of $15,500 in fiscal 2002.

The Company uses both polyethylene and absorbed glass microfibre (“AGM”) separators. The polyethylene separator is solely purchased from Daramic, with supply agreements expiring in December 2009. The agreements restrict the Company’s ability to source separators from other suppliers unless there is a technical benefit that Daramic cannot provide. In addition, the agreements provide for substantial minimum annual purchase commitments. In reality there is no real second source that could readily provide the volume of polyethylene separators used by the Company. As a result, any major disruption in supply from Daramic would have an adverse impact on the Company. In May 2002, Daramic filed a motion in the Bankruptcy Court to compel the Company to accept or reject the supply agreements. Following negotiation with Daramic, the Company paid approximately $10,000 due with respect to the period prior to the Company’s Chapter 11 filing and, pursuant to Bankruptcy Court approval, accepted the contracts with certain agreed upon amendments. There are a number of suppliers from whom the Company purchases AGM separators.

(23)    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable—The carrying amounts of these items are a reasonable estimate of their fair values.

•	Long-term receivables—The carrying amounts of these items are a reasonable estimate of their fair value.

•	Short-term borrowings—Borrowings under miscellaneous line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of these line of credit arrangements is a reasonable estimate of its fair value.

•	Long-term debt—Borrowings by foreign subsidiaries under the Senior Secured Global Credit Facilities have variable rates that reflect currently available terms and conditions for similar debt.

The 9.125% and 10% Senior Notes and Convertible Senior Subordinated Notes are traded occasionally in public markets.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values and estimated fair values of these obligations are as follows at March 31, 2003 and 2002:

	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
10.00% Senior Notes	$300,000	$24,000	$300,000	$32,250
9.125% Senior Notes (Deutsche mark denominated)	96,634	76,462	77,934	27,179
Convertible Senior Subordinated Notes	321,132	—	320,704	1,840
Senior Secured Global Credit Facility (U.S.)	458,965	252,431	430,696	273,492
Senior Secured Global Credit Facility (Europe)	271,415	149,278	251,987	160,012

The carrying values of the DIP Credit Facility and European Accounts Receivable Securitization facility are reasonable estimates of their fair values.

There are no outstanding interest rate, lead or foreign currency contracts at March 31, 2003. Fair values of such contracts as of March 31, 2002, were as follows:

•	Interest rate swap and option agreements—the fair value of outstanding contracts at March 31, 2002, was ($1,941), based on quotes from financial institutions.

•	Lead forward, option and futures contracts—the estimated fair value of outstanding lead contracts was ($142) at March 31, 2002, based on quotes from brokers.

•	Foreign currency contracts—the fair value is based on quotes obtained from financial institutions. As of March 31, 2002, the fair value of foreign currency contracts was approximately $(20).

(24)    ACCOUNTING FOR RECEIVABLES SALES AGREEMENTS

On May 31, 2002, the Company entered into a new $177,500 European accounts receivable securitization facility. A special purpose entity was established in connection with this securitization facility which the Company has determined is a variable interest entity in accordance with the provisions of FIN 46. This entity is consolidated by the Company, such that the new facility is accounted for as a secured borrowing in accordance with the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, whereby the accounts receivable and related borrowings are recorded on the Company’s consolidated balance sheet. This facility replaced the Company’s then existing European securitization program. This facility replaced the Company’s then existing European securitization program.

Under the previous European securitization program, certain of the Company’s European subsidiaries sold selected receivables to a wholly owned bankruptcy-remote subsidiary of the Company, Exide Europe Funding Ltd., which in turn established a multi-currency receivable sale facility (collectively, the “European Agreement”) with a financial institution, whereby the financial institution committed to purchase on a continuous basis, with limited recourse, all right, title and interest in these receivables up to a maximum net investment of $175,000. As of March 31, 2002, net uncollected receivables sold under the European Agreement were $135,610.

The Company also entered into a Receivables Sale Agreement (the “U.S. Agreement”) with certain banks (the “Purchasers”), and under this agreement, the Purchasers committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable of the U.S. Company, up to a maximum net investment of $200,000. In connection with the U.S. Agreement, the Company established a wholly owned, bankruptcy-remote subsidiary, Exide U.S. Funding Corporation, to purchase accounts receivable at a discount from the Company on a continuous basis, subject to certain limitations as described in the U.S. Agreement. Exide U.S. Funding Corporation simultaneously sold the accounts receivable to the Purchasers. As of March 31, 2002, net uncollected receivables sold under the U.S. Agreement were $117,455.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2003, the Company terminated and repurchased uncollected securitized accounts receivable under the U.S. Program and European Agreement for $117,455 and $124,793, respectively.

Losses and expenses related to receivables sold under these agreements for fiscal years 2003, 2002 and 2001 were $11,989, $14,635 and $16,438, respectively, and are included in other (income) expense, net in the consolidated statements of operations.

Except for the May 2002 securitization facility, the above transactions qualified as sales under the provisions of SFAS 140. The Company adopted SFAS 140 in the beginning of fiscal 2002 for transfers of receivables after March 31, 2001.

(25)    RELATED PARTY TRANSACTIONS

The services of Lisa J. Donahue, Chief Restructuring Officer (formerly Chief Financial Officer and Chief Restructuring Officer), are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and AP Services, LLC (formerly JA&A Services LLC). Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, is compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provides for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during fiscal 2003 and fiscal 2002 under the Services Agreement were $10,749 and $5,154, respectively.

(26)    SUBSEQUENT EVENTS

On April 15, 2003, the Company sold its European non-lead battery business to SAFT, a subsidiary of Alcatel. Proceeds from the sale were $16,290 and the sale resulted in a gain of approximately $3,000.

(27)    SEGMENT INFORMATION

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

The prior year segment data below has been restated to reflect the current year presentation. Certain asset information required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company’s operations.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information concerning the Company’s reportable segments is as follows:

	Fiscal 2003
	Transportation	Motive	Network(a)	Other(d)	Consolidated
Net sales	$1,493,910	$475,248	$391,943	$—	$2,361,101
Gross profit	308,428	105,370	102,743	—	516,541
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (e)	146,364	16,050	(16,793)	(222,967)	(77,346)
Depreciation and amortization	46,294	16,088	18,492	10,880	91,754

	Fiscal 2002
	Transportation	Motive	Network(a)	Other(b)(d)	Consolidated
Net sales	$1,518,119	$475,230	$435,201	$—	$2,428,550
Gross profit	244,570	119,290	100,059	—	463,919
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (f)	51,429	32,903	(93,152)	(295,977)	(304,797)
Depreciation and amortization	56,884	16,178	20,662	7,006	100,730

	Fiscal 2001
	Transportation	Motive	Network	Other(c)(d)	Consolidated
Net sales	$1,522,531	$449,407	$460,164	$—	$2,432,102
Gross profit	272,428	128,525	133,526	—	534,479
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (g)	7,623	38,411	66,760	(267,124)	(154,330)
Depreciation and amortization	53,078	16,409	13,413	16,695	99,595

(a)	Included in fiscal 2003 and 2002 are goodwill impairment charges of $37,000 and $105,000, respectively. (see Note 8).
(b)	Includes a credit of $8,185 related to the termination of the Lion Compact Energy agreement (See Note 18), and a $13,873 charge related to the debt-for-equity exchanges (See Note 11).
(c)	Includes $14,949 of goodwill amortization.
(d)	Other includes corporate expenses, interest expense, net, currency remeasurement loss (gain) and losses on sales of accounts receivable.
(e)	Includes restructuring charges of $10,654, $2,440, $12,022 and $542 with in Transportation, Motive, Network and Other, respectively.
(f)	Includes restructuring charges of $7,755, $(355), $8,147 and $17,575 with in Transportation, Motive, Network and Other, respectively.
(g)	Includes restructuring charges of $65,597, $733, $651 and $30,419 with in Transportation, Motive, Network and Other, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic information is as follows:

	Revenues from External Customers
	2003	2002	2001
United States	$970,547	$1,090,983	$1,038,364
France	200,000	202,647	225,066
Germany	307,004	273,871	371,542
UK	147,806	148,396	221,713
Italy	151,583	150,373	151,843
Spain	170,225	163,616	175,194
Other	413,936	398,664	248,380

Total	$2,361,101	$2,428,550	$2,432,102

	Long-Lived Assets
	2003	2002	2001
United States	$248,670	$271,936	$374,467
France	32,847	27,288	36,693
Germany	54,777	47,127	69,581
UK	29,983	28,466	35,338
Italy	36,290	32,291	33,690
Spain	76,523	64,784	70,773
Other	54,285	58,328	12,393

Total	$533,375	$530,220	$632,935

(28)    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly consolidated results of operations for fiscal years 2003 and 2002:

	2003
	First(a)	Second	Third	Fourth
Net sales	$554,989	$579,363	$622,140	$604,609
Gross profit	110,330	127,957	152,825	125,429
Net income (loss)	(76,640)	(21,639)	(6,991)	(35,615)
Basic and diluted earnings (loss) per share	$(2.80)	$(0.79)	$(0.26)	$(1.29)

	2002
	First(d)	Second(b)	Third(b)	Fourth(b)
Net sales	$631,237	$624,245	$633,194	$539,874
Gross profit	138,861	128,990	110,041	86,027
Net income (loss)	(7,219)	(32,520)	(200,471)	(63,872)
Basic and diluted earnings (loss) per share(c)	$(0.28)	$(1.20)	$(7.33)	$(2.33)

(a)	Includes the Company’s goodwill impairment charge of $37,000. (See Note 8)
(b)	Includes the Company’s pre-tax charges aggregating $138,122 in fiscal 2002 with $11,058, $118,626 and $8,438 recorded in the second quarter, third quarter and fourth quarter, respectively, of fiscal 2002. See Note 8 for third quarter goodwill impairment charge of $105,000 included within the $118,626.
(c)	Basic and diluted earnings (loss) per share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the weighted average common shares outstanding during each period.
(d)	Net loss and basic and diluted loss per share for the first quarter of fiscal 2002 includes an after-tax charge of $496 or $0.02 per share for the cumulative effect of change in accounting principle.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Schedule II

	Balance at Beginning of period	Additions Charged to Expense	Charge- offs	Other(1)	Balance at end of period
	(Amounts in thousands)
Allowance for Doubtful Accounts
Year ended March 31, 2001	$64,177	12,066	(37,062)	(5,584)	$33,597

Year ended March 31, 2002	$33,597	24,731	(4,791)	(334)	$53,203

Year ended March 31, 2003	$53,203	8,062	(29,977)	4,378	$35,666

Valuation Allowance on Deferred Tax Assets
Year ended March 31, 2001	$266,304	122,862	(30,742)	3,597	$362,021

Year ended March 31, 2002	$362,021	114,287	(52,594)	(1,533)	$422,181

Year ended March 31, 2003	$422,181	104,005	(17,943)	2,368	$510,611

(1)	Primarily the impact of currency changes as well as the acquisitions and divestitures of certain businesses.