Form 10-Q
period 2003-06-30
EXIDE TECHNOLOGIES
filed 2003-08-14
CIK 813781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal quarter ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11263

EXIDE TECHNOLOGIES

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-0552730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

210 Carnegie Center, Suite 500
Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(609) 627-7200

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 8, 2003, 27,383,084 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per-share data)

	For the Three Months Ended
	June 30, 2003	June 30, 2002
NET SALES	$584,566	$554,989
COST OF SALES	468,317	444,659

Gross profit	116,249	110,330

EXPENSES:
Selling, marketing and advertising	67,906	62,052
General and administrative	44,241	45,093
Restructuring and impairment (Note 16)	2,485	6,288
Goodwill impairment charge (Note 8)	—	37,000
Other (income) expense, net (Note 13)	(9,204)	(5,203)
Interest expense, net (Note 12)	25,441	27,615

	130,869	172,845

Loss before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	(14,620)	(62,515)
REORGANIZATION ITEMS, NET (NOTE 6)	8,651	12,098
INCOME TAX (BENEFIT) PROVISION	(189)	2,048
MINORITY INTEREST	(31)	(21)

Net loss before cumulative effect of change in accounting principle	(23,051)	(76,640)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 3)	15,593	—

Net loss	$(38,644)	$(76,640)

NET LOSS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic and Diluted	$(0.84)	$(2.80)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE
Basic and Diluted	$(0.57)	$—

NET LOSS PER SHARE (Note 17)
Basic and Diluted	$(1.41)	$(2.80)

WEIGHTED AVERAGE SHARES
Basic and Diluted	27,383	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per-share data)

	June 30, 2003	March 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,799	$39,766
Restricted cash	17,111	6,297
Receivables, net of allowance for doubtful accounts of $31,779 and $35,666, respectively	650,041	665,010
Inventories (Note 9)	407,426	399,973
Prepaid expenses and other	20,181	16,451
Deferred financing costs, net	12,532	17,028
Deferred income taxes	35,413	33,233

Total current assets	1,176,503	1,177,758

PROPERTY, PLANT AND EQUIPMENT, NET	533,840	533,375

OTHER ASSETS:
Goodwill, net (Note 8 )	493,547	463,920
Other intangibles, net (Note 8)	47,280	47,560
Investments in affiliates	7,054	6,186
Deferred financing costs, net	—	647
Deferred income taxes	73,869	67,017
Other (Note 10)	70,481	70,728

	692,231	656,058

Total assets	$2,402,574	$2,367,191

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term borrowings (Note 11)	$9,022	$7,778
Current maturities of long-term debt (Note 11)	713,314	598,427
Accounts payable	245,969	247,189
Accrued expenses	329,001	324,740

Total current liabilities	1,297,306	1,178,134
LONG-TERM DEBT (Note 11)	22,712	117,405
NONCURRENT RETIREMENT OBLIGATIONS	178,980	170,181
OTHER NONCURRENT LIABILITIES	60,915	41,924
LIABILITIES SUBJECT TO COMPROMISE (Note 7)	1,521,296	1,533,089

Total liabilities	3,081,209	3,040,733

COMMITMENTS AND CONTINGENCIES (Notes 14 and 15)
MINORITY INTEREST	23,037	21,827

STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value 100,000 shares authorized; 27,383 and 27,383 shares issued and outstanding	274	274
Additional paid-in capital	570,589	570,589
Accumulated deficit	(970,648)	(932,004)
Notes receivable—stock award plan	(665)	(665)
Accumulated other comprehensive loss	(301,222)	(333,563)

Total stockholders’ deficit	(701,672)	(695,369)

Total liabilities and stockholders’ deficit	$2,402,574	$2,367,191

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,644)	$(76,640)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation and amortization	23,993	22,629
Cumulative effect of change in accounting principle	15,593	—
Net gain on asset sales	(3,175)	(407)
Amortization of original issue discount on notes	—	428
Provision for doubtful accounts	1,657	1,513
Non-cash provision for restructuring	56	2,949
Reorganization items, net	8,651	12,098
Goodwill impairment charge	—	37,000
Minority interest	(31)	(21)
Amortization of deferred financing costs	6,047	3,015
Net change from sales of receivables
European Securitization	—	(124,793)
U.S. Securitization	—	(117,455)
Other, net	—	(19,475)
Changes in assets and liabilities excluding effects of acquisitions and divestitures—
Receivables	40,412	15,261
Inventories	(1,328)	794
Prepaid expenses and other	(13,737)	(5,671)
Payables	(14,764)	10,006
Accrued expenses	(22,531)	15,949
Noncurrent liabilities	(277)	(9,239)
Other, net	(12,498)	(3,506)

Net cash used in operating activities	(10,576)	(235,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,728)	(8,223)
Proceeds from sales of assets	17,892	407

Net cash provided by (used in) investing activities	6,164	(7,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	770	(1,995)
Borrowings under Senior Secured Global Credit Facilities Agreement	—	6,191
Repayments under Senior Secured Global Credit Facilities Agreement	—	(2,727)
Borrowings under DIP Credit Facility	223,600	255,068
Repayments under DIP Credit Facility	(212,295)	(97,576)
European asset securitization	(18,714)	130,475
Increase (decrease) in other debt	2,897	(6,749)
Financing costs and other	(400)	(19,422)

Net cash (used in) provided by financing activities	(4,142)	263,265

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,587	5,007

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,967)	24,891
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,766	31,703

CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,799	$56,594

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(In thousands, except per-share data)

(Unaudited)

(1)    BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles (“GAAP”), or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q may wish to refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for further information. The financial information contained herein is unaudited.

The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying consolidated financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the periods presented.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (see Note 2). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the condensed consolidated balance sheets and classified as Liabilities Subject To Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as Reorganization items, net, in the unaudited condensed consolidated statements of operations.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan on a timely basis, compliance with the provisions of both the debtor-in-possession financing facility (“DIP Credit Facility”) and other ongoing borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 15. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement and Fifth Amendment to the Credit and Guarantee Agreement (“Standstill Agreement”) expires on December 18, 2003 and the DIP Credit Facility expires 30 days prior to the expiration of the Standstill Agreement (but no later, if the Standstill Agreement is extended, than February 15, 2004). If a plan of reorganization is not confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan of reorganization confirmed by that time or obtain extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the DIP Credit Facility or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon emergence from bankruptcy, the amounts reported in subsequent financial statements will materially change due to the restructuring of the Company’s assets and liabilities as a result of any plan of reorganization and the application of the provisions of SOP 90-7 with respect to reporting upon emergence from Chapter 11 (“fresh start” accounting). Changes in accounting principles required under GAAP within twelve months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may choose to make changes in accounting practices and policies at that time. For all these reasons, the financial statements for periods subsequent to emergence from Chapter 11 will not be comparable with those of prior periods.

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

The Company and certain of its subsidiaries decided to file for reorganization under Chapter 11, as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of adverse economic conditions on the Company’s markets, particularly telecommunications, ongoing competitive pressures and capital market volatility. These factors contributed to a loss of revenues and resulted in significant operating losses and negative cash flows, severely impacting the Company’s financial condition and its ability to maintain compliance with debt covenants.

As debtors-in-possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company’s operations outside of the U.S. are not included in the Chapter 11 proceedings.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

However, in connection with the Chapter 11 filing, the Company entered into a Standstill Agreement with its pre-petition Senior Secured Global Credit Facility lenders, whereby those lenders have agreed to forbear collection of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until December 18, 2003, subject to earlier termination upon the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest on the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); and 4) default with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche Mark denominated) agreement. No such events have occurred as of June 30, 2003, or through the date of this Report. See Note 11.

On May 10, 2002, the Debtors received final Bankruptcy Court approval of its $250,000 DIP Credit Facility. The DIP Credit Facility is being used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and for other general corporate purposes.

Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness from the Debtors, as well as most other pending pre-petition litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. On July 24, 2003, the Debtors filed with the Bankruptcy Court their First Amended Joint Plan of Reorganization (as it may be amended, the “Plan”) together with a related Disclosure Statement for the solicitation of votes for the acceptance or rejection of the Plan (as it may be amended, the “Disclosure Statement”). As of the date hereof, the Disclosure Statement has not been approved by the Bankruptcy Court, and is not an offer with respect to any securities or a solicitation of acceptances of the Plan. A hearing before the Bankruptcy Court to consider approval of the Disclosure Statement and to authorize the commencement of the Debtors’ solicitation of votes for the acceptance or rejection of the Plan is scheduled for August 25, 2003. If the Disclosure Statement is approved by the Bankruptcy Court, all holders of debt, claims and securities of the Debtors will receive additional information about the Plan and the solicitation procedures. As provided by the Bankruptcy Code, the Debtors have the exclusive right to solicit votes in favor of a Chapter 11 plan through October 7, 2003, unless that period is lengthened or shortened by the Bankruptcy Code. Although the Debtors expect the Plan to be approved and to emerge pursuant thereto as a going concern, there can be no assurance that the Plan will be confirmed by the Bankruptcy Court or that the Plan will be successfully implemented.

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

On June 14, 2002, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by the Company’s books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process. The Bankruptcy Court established April 23, 2003 as the deadline for submission of proofs of claim for general unsecured claims. A separate bar date for certain other claims has been established as August 14, 2003. Pre-petition claims against the Debtors must be submitted to the Bankruptcy Court prior to the applicable bar date to be eligible to participate in any distribution of assets from the Debtors in connection with the plan of reorganization. Differences between amounts scheduled by the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debtors in filings with the Bankruptcy Court and claims by creditors will be investigated and resolved in connection with the claims resolution process. That process, however, has only recently commenced and given the number or creditors and claims filed, will take significant time to complete. As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The United States Trustee has appointed an unsecured creditors committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The Bankruptcy Court determined that the United States Trustee should appoint an official committee of equity holders, which it has done. The Company has appealed the appointment of the equity holders committee to the United States Circuit Court of Appeals for the Third Circuit, where it is currently pending. See Note 15, regarding additional litigation between the Debtors, the equity committee and its members.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11. The Company’s future results are dependent upon its confirming and implementing, on a timely basis, a plan of reorganization. However, under the Plan, the Company’s 10% senior notes would be converted into 100% of the new common equity of the reorganized Company, and the Company’s convertible senior subordinated notes and the Company’s current common stock would be cancelled.

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

(3)    ASSET RETIREMENT OBLIGATIONS

Effective April 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The provisions of SFAS 143 address financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and require companies to record an asset and related liability for the cost associated with the retirement of long-lived tangible assets if a legal liability to retire the asset exists.

The adoption of SFAS 143 resulted in a charge, which is reflected in the unaudited condensed consolidated statements of operations as a cumulative effect of change in accounting principle of $15,593, or $0.57 per share. The charge results from certain commitments made by the Company in accordance with permit requirements for its North American lead recycling and hazardous waste facilities. The Company is obligated under these permits to undertake agreed-upon remediation and decommissioning activities in the event of a facility closure. The recorded asset retirement obligation is based upon estimated investigation, remediation and decommissioning costs. These estimates are determined through a combination of methods including outside estimates of likely expense and the Company’s historical experience in the management of these matters. Future findings or changes in estimates could result in either an increase or decrease in the asset retirement obligation.

Had the provisions of SFAS 143 been in effect as of April 1, 2002, the pro forma asset retirement obligation would have been $15,593 as of April 1, 2002 and March 31, 2003. The pro forma impact on net loss before cumulative effect of change in accounting principle for the three months ended June 30, 2002 would have been immaterial.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    DEBTORS’ FINANCIAL INFORMATION

The unaudited condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between the Debtors and non-Debtor subsidiaries of the Company which are eliminated in the Company’s unaudited condensed consolidated financial statements. The unaudited condensed combined financial statements of the Debtors are presented as follows:

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

(Unaudited, in thousands)

	For the Three Months Ended June 30, 2003	For the Period From April 15, 2002 Through June 30, 2002
NET SALES	$244,031	$215,848
COST OF SALES	203,220	174,819

Gross profit	40,811	41,029
EXPENSES:
Selling, marketing and advertising	25,923	22,070
General and administrative	18,030	17,540
Restructuring	457	4,612
Other income, net	(3,485)	(678)
Interest expense, net	14,319	12,797

Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(14,433)	(15,312)
REORGANIZATION ITEMS, net (Note 6)	8,651	10,559
INCOME TAX PROVISION	—	—

Net loss before cumulative effect of change in accounting principle	(23,084)	(25,871)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE 3)	15,593	—

Net loss	$(38,677)	$(25,871)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED BALANCE SHEETS

(Unaudited, in thousands)

	June 30, 2003	March 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,429	$8,434
Receivables, net	169,398	161,341
Intercompany receivables	43,476	44,849
Inventories	132,190	139,622
Prepaid expenses and other	19,877	23,449

Total current assets	372,370	377,695

PROPERTY, PLANT AND EQUIPMENT, net	244,532	247,939

OTHER ASSETS:
Goodwill and other intangibles, net	40,965	40,965
Investments in affiliates	2,743	2,118
Deferred financing costs, net	—	647
Intercompany notes receivable	256,510	236,593
Other	44,493	45,451

	344,711	325,774

Total assets	$961,613	$951,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$58,933	$60,263
Accrued interest payable	36,351	28,224
Accrued expenses	93,887	84,085
Current maturities of long-term debt (DIP Facility)	180,069	168,764

Total current liabilities	369,240	341,336
NONCURRENT RETIREMENT OBLIGATIONS	12,399	10,437
OTHER NONCURRENT LIABILITIES	15,593	—
LIABILITIES SUBJECT TO COMPROMISE	1,521,296	1,533,089

Total liabilities	1,918,528	1,884,862
STOCKHOLDERS’ DEFICIT
Total stockholders’ deficit	(956,915)	(933,454)

Total liabilities and stockholders’ deficit	$961,613	$951,408

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended June 30, 2003	For the Period From April 15, 2002 Through June 30, 2002
CASH RECEIPTS:
Customer receipts	$238,970	$233,973
Other third party receipts	2,688	—
Borrowings under DIP Credit Facility	223,600	255,068
Intercompany receipts from non-Debtor entities	33,557	—

Total cash receipts	498,815	489,041

CASH DISBURSEMENTS:
Supplier payments	83,845	71,120
Repurchase of securitized accounts receivable	—	117,455
Financing costs, fees and interest	2,961	17,425
Capital expenditures	5,845	3,331
Freight and logistics	29,931	16,709
Leasing and rental costs	11,502	6,638
Payroll and benefits	81,852	54,159
Professional / consulting fees	13,159	4,664
Taxes	1,968	5,791
Utilities	16,970	7,441
Other disbursements	21,492	32,132
Intercompany loans to non-Debtor entities	18,000	55,000
Repayments under DIP Credit Facility	212,295	97,576

Total cash disbursements	499,820	489,441

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,005)	(400)
CASH AT BEGINNING OF PERIOD	8,434	4,715

CASH AT END OF PERIOD	$7,429	$4,315

The Company’s unaudited condensed consolidated statement of operations for the three months ended June 30, 2002 also includes Reorganization items, net (consisting primarily of professional fees) for the period prior to the Petition Date from April 1 to April 14, 2002 and professional fees incurred by non-Debtor subsidiaries.

(5)    COMPREHENSIVE LOSS

Total comprehensive loss and its components are as follows:

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Net loss	$(38,644)	$(76,640)
Reclassification to earnings of cash flow hedges	—	2,083
Change in cumulative translation adjustment	32,341	26,015

Total comprehensive loss	$(6,303)	$(48,542)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    REORGANIZATION ITEMS

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the unaudited condensed consolidated statements of operations.

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Professional fees	$8,494	$10,170
Employee costs	450	375
Interest income	(293)	(530)
Other	—	2,083

Total reorganization items	$8,651	$12,098

Net cash paid for reorganization items during the three months ended June 30, 2003 and June 30, 2002 was $9,743 and $4,636, respectively.

The following paragraphs provide additional information relating to the above reorganization items:

Professional fees

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to an order of the Bankruptcy Court, in February 2003, the Debtors mailed notices to all known creditors that the deadline for filing proofs of claim for general unsecured claims with the Bankruptcy Court was April 23, 2003. A separate bar date for certain other claims has been established as August 14, 2003. An estimated 3,600 claims were filed as of April 23, 2003, out of an estimated 32,000 notices sent to constituents. Amounts that the Company has recorded are in many instances different from amounts filed by the creditors. Differences between amounts scheduled by the Debtors and claims by creditors are beginning to be investigated and will be resolved in connection with the claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. The ultimate resolution of these claims will be based upon the final plan of reorganization approved by the Bankruptcy Court.

The following table summarizes the components of the liabilities classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets:

	June 30, 2003	March 31, 2003
Accounts payable	$69,707	$72,115
Accrued interest payable	19,403	19,403
Restructuring reserve	7,873	8,212
Warranty reserve	10,305	12,921
Accrued expenses	59,073	62,114
Retirement obligations	128,293	128,293
Long-term debt (Note 11)	1,081,293	1,081,293
Other liabilities	145,349	148,738

Total liabilities subject to compromise	$1,521,296	$1,533,089

(8)    ACCOUNTING FOR GOODWILL AND INTANGIBLES

Effective April 1, 2001, the Company adopted SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

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

The Company completed its annual impairment assessment of goodwill effective December 31, 2002, utilizing its most recently updated five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. As a result of the comparison of the book carrying values of its reporting segments, including goodwill, against these estimated fair values, the Company determined that no goodwill

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment charges were required. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will result in material changes to the carrying amount of assets and liabilities, including goodwill, in the unaudited condensed consolidated financial statements.

Summarized goodwill activity is as follows:

For the Three Months Ended June 30, 2003
Goodwill, net at beginning of period	$463,920
Currency translation	29,627

Goodwill, net at end of period	$493,547

The amounts of goodwill, net allocated to the Company’s Transportation, Motive Power and Network Power segments are approximately $287,037, $206,510 and $0, respectively, at June 30, 2003.

At June 30, 2003 and March 31, 2003, net intangible assets include trademarks of $38,600, which are not subject to amortization, and technology of $8,680 which is amortized over its useful life of 10 years. The technology gross carrying amount was $10,900 at June 30, 2003 and March 31, 2003, and the related accumulated amortization was $2,220 and $1,940 at June 30, 2003 and March 31, 2003, respectively.

(9)    INVENTORIES

Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	June 30, 2003	March 31, 2003
Raw materials	$71,512	$74,756
Work-in-process	86,701	81,577
Finished goods	249,213	243,640

	$407,426	$399,973

In connection with the inventory management component of the Company’s restructuring and reorganization programs, during fiscal 2002, the Company recorded a charge to write-down excess inventories by approximately $10,000. The charge was determined after an assessment of the Company’s five-year business plan and updated demand forecasts, the continued weakening of the Company’s business segments, particularly the telecommunications market, and ongoing stock keeping unit (SKU) rationalization.

(10)    OTHER ASSETS

Other assets consist of:

	June 30, 2003	March 31, 2003
Deposits	$24,530	$24,530
Pension assets	17,509	16,886
Capitalized software, net	15,811	16,864
Loan to affiliate	4,935	4,935
Other	7,696	7,513

	$70,481	$70,728

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(11)    DEBT

At June 30, 2003 and March 31, 2003, short-term borrowings of $9,022 and $7,778, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent.

Total long-term debt comprises the following:

	June 30, 2003	March 31, 2003
Debt Not Subject To Compromise:
DIP Credit Facility—Borrowings at LIBOR plus 3.75%(2)	$180,069	$168,764
Senior Secured Global Credit Facility (Europe)—Borrowings primarily at LIBOR plus 4.75% to 5.25%(2)	279,620	271,415
9.125% Senior Notes (Deutsche mark denominated, due April 15, 2004)(2)	103,032	96,634
European Accounts Receivable Securitization(2)	146,778	155,465
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	26,527	23,554

Total debt not subject to compromise	736,026	715,832
Less—current maturities (included in total debt not subject to compromise above)	713,314	598,427

	$22,712	$117,405

Debt Subject To Compromise:
Senior Secured Global Credit Facility (U.S.)—Borrowings primarily at LIBOR plus 4.75% to 5.25%	$458,965	$458,965
10% Senior Notes, due April 15, 2005	300,000	300,000
Convertible Senior Subordinated Notes, due December 15, 2005	321,132	321,132
Other	1,196	1,196

Total debt subject to compromise (Note 7)	$1,081,293	$1,081,293

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.
(2)	Debt classified as current based upon maturity dates of the respective agreements.

Total debt at June 30, 2003 and March 31, 2003 was $1,826,341 and $1,804,903, respectively, (including amounts subject to compromise).

On April 15, 2002, the Company and three of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the filing, the Company also entered into a Standstill Agreement with its pre-petition Senior Secured Global Credit Facility lenders, whereby

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lenders have agreed to forbear collections of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until December 18, 2003, subject to earlier termination upon the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest on the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); and 4) default with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche Mark denominated) agreement. The Company continues to accrue interest of the Debtors under the pre-petition Senior Secured Global Credit Facility and makes adequate protection payments subject to liquidity calculations prescribed in the DIP Credit Facility. Borrowings under the Senior Secured Global Credit Facility by Debtors within the Chapter 11 case are subject to compromise.

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

Borrowings under the DIP Credit Facility bear interest at Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes certain accounts receivable and inventory in the U.S. and certain property in the U.S. and Europe. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain monthly specified levels of earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens or guarantees, enter into leases, sell or dispose of assets, change the nature of the Company’s business or enter into related party transactions. The Company believes it was in compliance with DIP Credit Facility covenants as of June 30, 2003. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement expires on December 18, 2003, and the DIP Credit Facility expires 30 days prior to the expiration of the Standstill Agreement (but no later, if the Standstill Agreement is extended, than February 15, 2004). If the Debtors do not have a plan of reorganization confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan confirmed by that time or obtain extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the DIP Credit Facility or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan.

The DIP Credit Facility matures on the earlier of February 15, 2004, 30 days before the final maturity of any principal obligations under the pre-petition Revolving Credit and Tranche A Senior Secured Credit Facilities (currently scheduled for December 18, 2003) or the date the Company emerges from bankruptcy.

Total availability under the DIP Credit Facility as of June 30, 2003 was $23,600.

On May 31, 2002, the Company entered into a $177,500 European accounts receivable securitization facility. This facility replaced the Company’s then existing $175,000 European securitization program. This facility is accounted for as a secured borrowing in accordance with the requirements of FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, whereby the accounts receivable and related borrowings are recorded on the Company’s unaudited condensed consolidated balance sheet.

(12)    INTEREST EXPENSE, NET

Interest income of $267 and $380 is included in Interest expense, net for the three months ended June 30, 2003 and 2002, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing is recorded in Reorganization items, net in the unaudited condensed consolidated statements of operations. See Note 6.

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets in accordance with SOP 90-7. Interest is being accrued on certain pre-petition debt to the extent that the Company believes it is probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the three months ended June 30, 2003 and 2002 was approximately $10,237 and $8,626, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    OTHER (INCOME) EXPENSE, NET

Other (income) expense, net comprises:

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Losses on sales of accounts receivable	$3,254	$2,716
Net gain on asset sales	(3,175)	(518)
Equity income	(634)	(437)
Currency gain	(8,844)	(7,024)
Other	195	60

	$(9,204)	$(5,203)

On April 15, 2003, the Company sold its European non-lead battery assets to SAFT, a subsidiary of Alcatel, for proceeds of $16,300. Of this amount, $13,200 is held in escrow pursuant to the Company’s borrowing arrangements and is included in Restricted cash in the unaudited condensed consolidated balance sheet at  June 30, 2003. This sale resulted in a gain of $3,175.

Losses on sales of accounts receivable represent expenses related to the Company’s receivables sales facilities in the U.S. and Europe (See Note 11).

In the first quarter of fiscal 2004 and 2003, the Company recognized net currency gains, primarily from the translation of U.S. dollar denominated borrowings in Europe.

(14)    ENVIRONMENTAL MATTERS

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively “EH&S laws”). For a discussion of the legal proceedings relating to environmental matters, see Note 15, Commitments and Contingencies.

(15)    COMMITMENTS AND CONTINGENCIES

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

Former Senior Executives and Battery Quality Matters

On March 23, 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. Under the terms of that settlement, the Company agreed to pay a fine of $27,500 over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment terms of the plea agreement are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31,000 for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1,000 in the third quarter of fiscal 2002. At June 30, 2003, approximately $27,500 of this reserve remains and is classified as a Liability subject to compromise. As a result of the imposition of the automatic stay arising upon the Company’s Chapter 11 filing, the Company has not made installment payments of its $27,500 fine. The Company is uncertain as to the effect of these non-payments and the bankruptcy filing with respect to the plea agreement. On June 10, 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27,900.

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

The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and believes it is entitled to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivables for such reimbursements at June 30, 2003.

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

On April 11, 2003, the following lawsuit was filed in the Delaware Court of Chancery by the official committee of equity holders and its members: Kandathil et. al. v. Exide, The complaint seeks to compel the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to convene a meeting of stockholders. On April 21, 2003, the Debtors filed a complaint against the official committee of equity holders and its members in the Bankruptcy Court seeking to enjoin their attempts to compel the Company to convene a meeting of stockholders. Hearings on the two complaints are currently scheduled for August 2003.

Exide is a defendant in an arbitration proceeding initiated in October of 2001 by Margulead Limited (“Margulead”). In June of 1997, GNB, now an operating division of Exide, entered into an agreement with Margulead, which Margulead contended obligated the Company to build a facility to test and develop certain lead acid battery recycling technology allegedly developed by Margulead. GNB terminated the contract in 1998. Exide contended, in part, that the Margulead process was not ready for pilot plant implementation and also failed to meet success criteria. Margulead claimed approximately $13,000 in damages. The Company denied that it was liable and defended the matter in the arbitration. An arbitration decision was rendered on May 7, 2003, determining that the contract was unenforceable and that neither party was entitled to damages or costs. Margulead asked the arbitrator to reconsider the decision Margulead has now advised the Company that it intends to challenge the arbitrator’s award in the English commercial court. On or about July 23, 2003, Margulead filed an Application Notice advising of its intent to apply for an extension of time in which to make an application under certain sections of the Arbitration Act of 1996. The Company does not believe it is likely that Margulead will succeed in any challenge of the arbitrator’s decision.

In November 2002, the following lawsuit was filed in the Ontario Court of Justice: Exide Canada, Inc., v. Lorne Hilts et. al. This lawsuit was initiated by Exide Canada, Inc. against former officers, employees and a former logistics services vendor seeking in excess of $1,500 in damages on multiple grounds including breach of trust, breach of contract and fraud. Defendant Hilts filed a counterclaim against Exide Canada for severance and other benefits and seeks damages in an amount exceeding $620. Defendant Ryad counterclaimed against Exide Canada alleging breach of contract and against Exide Technologies alleging it induced Exide Canada to breach its contract with Ryad for certain logistics services. Ryad seeks damages against each defendant in an amount exceeding $6,300. The Company believes that the counterclaims are without merit and is vigorously defending itself.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pending in the Circuit Court of Shelby County, Tennessee: Cawthon v. Exide, et al. All these cases have been stayed.

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17,000 in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware, where the plaintiffs’ motion to abstain or remand will be heard. To the extent this action implicates Exide’s interests, the Company plans to vigorously defend the action and pursue the counterclaim.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of June 30, 2003 and March 31, 2003, the amount of such reserves on the Company’s unaudited condensed consolidated balance sheets was $95,527 and $78,340, respectively. Of these amounts, $66,362 was included in Liabilities subject to compromise at both June 30, 2003 and March 31, 2003. Included in environmental reserves at June 30, 2003 are asset retirement obligations, which the Company recorded upon adoption of SFAS 143. See Note 3. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

In the U.S., the Company has advised each state and federal authority with whom the Company has negotiated plans for environmental investigations or remediation of the Debtors’ Chapter 11 filing as required by those agreements or applicable rules. In some cases these authorities may require the Company to undertake

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other

In February 2002, the Company’s principal French subsidiary was notified by local competition authorities that in connection with certain sales of batteries by several French manufacturers in 1996 and 1997, the subsidiary is alleged to have violated local competition laws. The civil investigative agency in the case has recommended a fine be imposed on the Company for $6,800, but the Company does not believe that the subsidiary acted improperly and intends to defend this matter vigorously. A judicial decision with respect to this matter is expected within the next 90 days.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002.

At June 30, 2003, the Company had outstanding letters of credit with a face value of $6,055 ($113 of which was pre-petition) and surety bonds with a face value of $43,465. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The surety bonds have annual terms but are generally renewable by the Company. It is expected that limited availability of new surety bonds from traditional sources may impact the Company’s liquidity needs in future periods.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2003, bank guarantees with a face value of $8,700 were outstanding.

Warranty

The Company provides customers various warranty or return privileges in each of its three business segments. The estimated cost of warranty is recognized as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience, and include an assessment of the anticipated lag between the date of sale and claim date.

A reconciliation of changes in the Company’s consolidated warranty liability for the three months ended June 30, 2003 follows:

Balance at March 31, 2003	$62,464
Accrual for warranties provided during the period	11,500
Settlements made (in cash or credit) during the period	(16,232)
Currency	2,033

Balance at June 30, 2003	$59,765

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16)    RESTRUCTURING AND IMPAIRMENT

The Company previously implemented certain restructuring activities as part of an overall program to reduce costs, eliminate excess capacity and improve cash flows, including activities in connection with the September 2000 acquisition of GNB.

In addition, during the first quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $2,485, representing $1,936 for severance, $493 for related closure costs and $56 for a non-cash charge related to the write-down of machinery and equipment. These charges resulted from actions completed during the first quarter of fiscal 2004 related to the Motive and Network consolidation efforts in Europe, Corporate severance, Europe Transportation headcount reductions and the closure of a North American Transportation facility. Approximately 75 positions have been eliminated in connection with the first quarter fiscal 2004 plans.

Summarized restructuring reserve activity follows:

	Severance Costs	Closure Costs	Total
Balance at March 31, 2003	$19,360	$13,524	$32,884
Charges, fiscal 2004	1,936	493	2,429
Payments and currency changes	(4,550)	(881)	(5,431)

Balance at June 30, 2003	$16,746	$13,136	$29,882

Remaining expenditures principally represent (i) severance and related benefits payable, per employee agreements and or regulatory requirements over periods up to three years (ii) lease commitments for certain closed facilities, branches and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms, over periods up to five years and (iii) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.

(17)    NET LOSS PER SHARE

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

(18)    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 applies immediately to financial instruments entered into or modified after May 31, 2003 and at the beginning of the first interim period beginning after June 15, 2003 for all other financial instruments. As of June 30, 2003 and for the three months then ended, the Company had no such financial instruments outstanding.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS 13, “Accounting for Leases.” The provisions of EITF Issue No. 01-08 will apply primarily to arrangements agreed to or committed to after the beginning of an entity’s next reporting period beginning after May 28, 2003, or previous arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003. The Company is currently evaluating the effect EITF Issue No. 01-08 will have on its consolidated financial position, liquidity, and results of operations.

(19)    SEGMENT INFORMATION

The Company has three primary business segments: Transportation, Motive Power and Network Power.

Transportation applications include automotive, heavy duty, agricultural, marine and other batteries, as well as new technologies being developed for hybrid vehicles and new 42-volt automobile applications. Network Power applications include batteries for telecommunications systems, fuel cell load leveling, electric utilities, railroads, photovoltaic and other critical uninterruptible power supply markets. Motive Power applications include batteries for a broad range of equipment uses including lift trucks, mining and other commercial vehicles.

Certain asset information required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company’s operations.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended June 30, 2003
	Transportation	Motive Power	Network Power	Other (a)	Consolidated
Net sales	$357,315	$127,540	$99,711	$—	$584,566
Gross profit	63,285	27,156	25,808	—	116,249
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (c)	23,813	1,872	12,123	(52,428)	(14,620)
	For the Three Months Ended June 30, 2002
	Transportation	Motive Power	Network Power (b)	Other (a)	Consolidated
Net sales	$353,469	$110,888	$90,632	$—	$554,989
Gross profit	63,894	24,876	21,560	—	110,330
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (d)	22,929	3,536	(38,090)	(50,890)	(62,515)

(a)	Other includes corporate expenses, interest expense, net, currency remeasurement loss (gain) and losses on sales of accounts receivable.
(b)	Includes a goodwill impairment charge of $37,000 (see Note 8).
(c)	Includes restructuring charges of $661, $1,208, $353 and $263 within Transportation, Motive, Network and Other, respectively (see Note 16).
(d)	Includes restructuring charges of $1,676, $0, $4,612 and $0 within Transportation, Motive, Network and Other, respectively (see Note 16).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company and certain of its subsidiaries decided to file for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of adverse economic conditions on the Company’s markets, particularly telecommunications, ongoing competitive pressures and capital market volatility. These factors contributed to a loss of revenues and resulted in significant operating losses and negative cash flows, severely impacting the Company’s financial condition and its ability to maintain compliance with debt covenants.

The Company’s operations outside of the U.S. are not included in the Chapter 11 proceedings.

On May 10, 2002, the Debtors received final Bankruptcy Court approval of its $250 million DIP Credit Facility. The DIP Credit Facility requires maintenance of certain financial covenants and other restrictions on matters such as indebtedness, guarantees and future asset sales.

Under the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness, as well as most other pending litigation against the Debtors, are stayed. In addition, the Debtors may also assume or reject executory contracts, including lease obligations, subject to the approval of the Bankruptcy Court and certain other conditions.

On July 24, 2003, the Debtors filed with the Bankruptcy Court their First Amended Joint Plan of Reorganization (as it may be amended, the “Plan”) together with a related Disclosure Statement for the solicitation of votes for the acceptance or rejection of the Plan (as it may be amended, the “Disclosure Statement”). As of the date hereof, the Disclosure Statement has not been approved by the Bankruptcy Court, and is not an offer with respect to any securities or a solicitation of acceptances of the Plan. A hearing before the Bankruptcy Court to consider approval of the Disclosure Statement and to authorize the commencement of the Debtors’ solicitation of votes for the acceptance or rejection of the Plan is scheduled for August 25, 2003. If the Disclosure Statement is approved by the Bankruptcy Court, all holders of debt, claims and securities of the Debtors will receive additional information about the Plan and the solicitation procedures. As provided by the Bankruptcy Code, the Debtors have the exclusive right to solicit votes in favor of a Chapter 11 plan through October 7, 2003, unless that period is lengthened or shortened by the Bankruptcy Code. Although the Debtors expect the Plan to be approved and to emerge pursuant thereto as a going concern, there can be no assurance that the Plan will be confirmed by the Bankruptcy Court or that the Plan will be successfully implemented.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11. The Company’s future results are dependent upon its confirming and implementing, on a timely basis, a plan of reorganization. However, under the Plan, the Company’s 10% senior notes would be converted into 100% of the new common equity of the reorganized Company, and the Company’s convertible senior subordinated notes and the Company’s current common stock would be cancelled.

Factors Which Affect the Company’s Financial Performance

Competition. The global transportation, motive power and network power battery markets, particularly in North America and Europe, are highly competitive. In recent years, competition has continued to intensify and the Company continues to come under increasing pressure for price reductions. This competition has been exacerbated by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting the Company’s markets.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K (the “10-K”) for the fiscal year ended March 31, 2003 affect the preparation of its unaudited condensed consolidated financial statements. The reader of this report may wish to refer to the 10-K for further information.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).

The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan on a timely basis, compliance with the provisions of both the DIP Credit Facility and other ongoing borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations as well as certain contingencies described in Note 15. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement expires on December 18, 2003, and the DIP Credit Facility expires 30 days prior to the expiration of the Standstill Agreement, (but no later, if the Standstill Agreement is extended, than February 15, 2004). If the Debtors do not have a plan of reorganization confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan of reorganization confirmed by that time or obtain extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the DIP Credit Facility or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will result in material changes to the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not, however, include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

Results of Operations

Three months ended June 30, 2003 compared with three months ended June 30, 2002

Overview

Net loss for the first quarter of fiscal 2004 was $38.6 million, or $1.41 per diluted share versus the first quarter of fiscal 2003 net loss of $76.6 million, or $2.80 per diluted share. First quarter fiscal 2004 results include restructuring costs of $2.5 million, reorganization items in connection with the bankruptcy of $8.7 million and cumulative effect of change in accounting principle of $15.6 million. First quarter fiscal 2003 results include a non-cash charge of $37.0 million for goodwill impairment in the Network Power segment, restructuring costs of $6.3 million and reorganization items in connection with the Bankruptcy of $12.1 million. In addition, currency remeasurement gains of $8.8 million and $7.0 million, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the first quarter of fiscal 2004 and 2003, respectively.

Net Sales

Net sales were $584.6 million in the first quarter of fiscal 2004 versus $555.0 million in the first quarter of fiscal 2003. Sales volumes were lower in all three of the Company’s business segments during the first quarter of fiscal 2004. Currency positively impacted net sales in the first quarter of fiscal 2004 by approximately $56.9 million.

Transportation net sales were $357.3 million in the first quarter of fiscal 2004 versus $353.5 million in the first quarter of fiscal 2003. Transportation revenues in North America declined due to reduced unit volumes, principally in the aftermarket channel, while European volumes declined in the original equipment channel. European selling prices for the first quarter of fiscal 2004 were lower than the first quarter of fiscal 2003, including the effect of lead-related pricing adjustments. These reductions were partially offset by benefits from warranty management programs in North America. Currency positively impacted Transportation net sales in the first quarter of fiscal 2004 by approximately $27.2 million.

Motive Power net sales in the first quarter of fiscal 2004 were $127.5 million versus $110.9 million in the first quarter of fiscal 2003. Lower volumes and competitive pricing pressures in Europe within both the original equipment and aftermarket channels were partially offset by higher volumes in North America. Currency positively impacted Motive Power net sales in the first quarter of fiscal 2004 by approximately $17.5 million.

Network Power net sales in the first quarter of fiscal 2004 were $99.7 million versus $90.6 million in the first quarter of fiscal 2003. Sales volumes were lower due to weakness in the Asian market, offset partially by higher volumes in North America and higher military shipments in Europe. Currency positively impacted Network Power net sales in the first quarter of fiscal 2004 by approximately $12.2 million.

Gross Profit

Gross profit was $116.2 million in the first quarter of fiscal 2004 versus $110.3 million in the first quarter of fiscal 2003. Gross margin was 19.9% in the both the first quarter of fiscal 2004 and the first quarter of fiscal 2003. Currency positively impacted gross profit in the first quarter of fiscal 2004 by approximately $13.4 million. Gross profit in each of the Company’s business segments was negatively impacted by lower sales volumes and higher benefit costs, including medical and pension expenses, offset partially by the Company’s cost reduction programs.

Transportation gross profit was $63.3 million in the first quarter of fiscal 2004 versus $63.9 million in the first quarter of fiscal 2003. The effect of lower sales volumes in North America and Europe was partially offset by the benefits from plant rationalization and headcount reductions, North American warranty management programs and lower lead pricing in Europe. Gross margin was 17.7% in the first quarter of fiscal 2004 versus 18.1% in fiscal 2003. Currency positively impacted Transportation gross profit in the first quarter of fiscal 2004 by approximately $5.9 million.

Motive Power gross profit was $27.1 million in the first quarter of fiscal 2004 versus $24.9 million in the first quarter of fiscal 2003. Gross profit was negatively impacted by lower sales volumes and competitive pricing pressures, particularly in the European markets, offset partially by the favorable impact of lower European lead prices. Gross margin was 21.3% in the first quarter of fiscal 2004 versus 22.4% in the first quarter of fiscal 2003. Currency positively impacted Motive Power gross profit in the first quarter of fiscal 2004 by approximately $4.2 million.

Network Power gross profit was $25.8 million in the first quarter of fiscal 2004 versus $21.5 million in the first quarter of fiscal 2003. Gross profit was positively impacted by the Company’s cost reduction programs and favorable sales mix, offset partially by lower sales volume. Gross margin was 25.9% in the first quarter of fiscal 2004 versus 23.8% in the first quarter of fiscal 2003. Currency positively impacted Network Power gross profit in the first quarter of fiscal 2004 by approximately $3.3 million.

Expenses

Expenses were $130.9 million in the first quarter of fiscal 2004 versus $172.8 million in the first quarter of fiscal 2003. First quarter fiscal 2003 expenses included a $37.0 million goodwill impairment charge in Network Power. Expenses also included restructuring charges of $2.5 million in the first quarter of fiscal 2004 and $6.3 million in the first quarter of fiscal 2003. Excluding these items, expenses were $128.4 million and $129.5 million in the first quarters of fiscal 2004 and 2003, respectively. Stronger European currencies unfavorably impacted expenses by approximately $12.5 million in the first quarter of fiscal 2004. The change in expenses was impacted by the following matters: (i) first quarter fiscal 2004 selling, marketing and advertising costs and general and administration costs in each of the Company’s business segments were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) first quarter fiscal 2004 expenses in each of the Company’s business segments were negatively impacted by an increase in benefit costs, including medical and pension expenses; (iii) first quarter fiscal 2004 expenses include a $3.2 million gain on the sale of the Company’s European non-lead battery assets, included in Other (income) expense, net; (iv) interest, net decreased $2.2 million, principally due to ceasing accruing certain interest on pre-petition debt classified as subject to compromise; and (v) fiscal 2004 and fiscal 2003 first quarter expenses included currency remeasurement gains of $8.8 million and $7.0 million, respectively, included in Other (income) expense, net.

Transportation expenses were $39.5 million in the first quarter of fiscal 2004 versus $40.9 million in the first quarter of fiscal 2003. The decrease in expenses was due primarily to the Company’s cost reduction programs offset partially by increased benefit costs, including medical and pension expenses. Currency unfavorably impacted Transportation expenses in the first quarter of fiscal 2004 by approximately $3.1 million.

Motive Power expenses were $25.3 million in the first quarter of fiscal 2004 versus $21.3 million in the first quarter of fiscal 2003. Currency unfavorably impacted Motive Power expenses in the first quarter of fiscal 2004 by approximately $3.4 million. Also contributing to the increase in expenses were higher selling expenses in North America and increased benefit costs, including medical and pension expenses, offset partially by the Company’s cost reduction programs.

Network Power expenses were $13.7 million in the first quarter of fiscal 2004 versus $59.7 million in the first quarter of fiscal 2003. First quarter fiscal 2003 Network Power expenses included a goodwill impairment charge of $37.0 million and restructuring charges of $4.6 million. First quarter fiscal 2004 expenses included a $3.2 million gain on the sale of the Company’s European non-lead battery assets and restructuring charges of $0.4 million. Excluding these items, expenses were $16.5 million and $18.1 million in the first quarter of fiscal 2004 and fiscal 2003, respectively. The decrease was due primarily to the Company’s cost reduction programs offset partially by increased benefit costs, including medical and pension expenses. Currency unfavorably impacted Network Power expenses in the first quarter of fiscal 2004 by approximately $1.4 million.

Unallocated expenses, net were $52.4 million in the first quarter of fiscal 2004 versus $50.9 million in the first quarter of fiscal 2003. Fiscal 2004 and fiscal 2003 first quarter expenses included currency remeasurement gains of $8.8 million and $7.0 million, respectively. Currency unfavorably impacted unallocated expenses in the first quarter of fiscal 2004 by approximately $4.6 million. Corporate expenses were $32.6 million and $27.6 million in the first quarter of fiscal 2004 and fiscal 2003, respectively. The increase was due to currency impact, increased benefit costs, including medical and pension expenses, and higher restructuring costs, offset partially by the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $25.4 million in the first quarter of fiscal 2004 versus $27.6 million in the first quarter of fiscal 2003. The decrease is due to ceasing accruing certain interest on pre-petition debt classified as subject to compromise in the Company’s consolidated balance sheet in accordance with SOP 90-7. Interest, at the stated contractual amount on debt that was not charged to operations for the first quarter of fiscal 2004 and fiscal 2003, was approximately $10.2 million and $8.6 million, respectively.

Loss before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $14.6 million, or (2.5)% of net sales in the first quarter of fiscal 2004 versus $62.5 million, or (11.3)% of net sales in the first quarter of fiscal 2003, due to the items discussed above.

Transportation income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $23.8 million, or 4.1% of net sales in the first quarter of fiscal 2004 versus $22.9 million, or 4.1% of net sales in the first quarter of fiscal 2003, due to the items discussed above.

Motive Power income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $1.9 million, or 0.3% of net sales in the first quarter of fiscal 2004 versus $3.5 million, or 0.6% of net sales in the first quarter of fiscal 2003, due to the items discussed above.

Network Power income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $12.1 million, or 2.1% of net sales in the first quarter of fiscal 2004 versus ($38.1) million, or (6.9)% of net sales in the first quarter of fiscal 2003, due to the items discussed above.

Reorganization items

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited condensed consolidated statements of operations. Reorganizations items in the first quarter of fiscal 2004 and 2003 were $8.7 million and $12.1 million, respectively. These items comprise: professional fees including financial and legal services; employee retention costs for key members of management; and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 6.

Income Taxes

In the first quarter of fiscal 2004, an income tax benefit of $0.2 million was recorded on a pre-tax loss of $23.3 million. In the first quarter of fiscal 2003, an income tax provision of $2.0 million was recorded on a pre-tax loss of $74.6 million. The effective tax rate was 0.8% and (2.7%) in the first quarter of fiscal 2004 and 2003, respectively. The effective tax rate for the first quarters of fiscal 2004 and fiscal 2003 were impacted by the generation of income in tax-paying jurisdictions, principally Europe, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in both the U.S. and certain international regions. The effective tax rate for the first quarter of fiscal 2004 was impacted by the $3.2 million gain on the sale of the Company’s European non-lead battery assets, which was a non-taxable transaction. The effective tax rate for the first quarter of fiscal 2003 was also impacted by the non-deductibility of the $37.0 million Network Power goodwill impairment charge.

Liquidity and Capital Resources

Capital Structure

Following evaluation of possible capital structure alternatives, on April 15, 2002, Exide Technologies and three of its wholly-owned U.S. subsidiaries filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. In addition, on November 21, 2002, two of the Company’s other wholly-owned subsidiaries filed for reorganization pursuant to Chapter 11. The Company’s operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the bankruptcy filing, the Company entered into a Standstill Agreement with the pre-petition Senior Secured Global Credit Facility lenders, whereby the lenders agreed to forbear collection of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until December 18, 2003, subject to earlier termination for the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest on the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); and 4) default with respect to the European securitization agreement and 9.125%

Senior Notes (Deutsche mark denominated) agreement. The Company continues to accrue interest under the pre-petition Senior Secured Global Credit Facility and makes adequate protection payments subject to liquidity calculations prescribed in the DIP Credit Facility.

On May 10, 2002, the Company received final Bankruptcy Court approval of its $250.0 million DIP Credit Facility. The DIP Credit Facility was arranged by Citicorp N.A., and Salomon Smith Barney and is being used to supplement cash flows from operations during the reorganization process including the payment of certain post-petition ordinary course trade and other payables, the payment of permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

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

Borrowings under the DIP Credit Facility bear interest at Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes certain accounts receivable and inventory in the U.S. and certain property in the U.S. and Europe. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain specified levels of monthly earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens or guarantees, enter into leases, sell or dispose of assets, change the nature of its business or enter into related party transactions. The Company believes it was in compliance with DIP Credit Facility covenants as of June 30, 2003. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement expires on December 18, 2003 and the DIP Credit Facility expires 30 days prior to the expiration of the Standstill Agreement (but no later, if the Standstill Agreement is extended, than February 15, 2004). If the Debtors do not have a plan of reorganization confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan confirmed by that time or obtain extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the DIP Credit Facility or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan.

The DIP Credit Facility matures on the earlier of February 15, 2004, 30 days before the final maturity of any principal obligations under the pre-petition Senior Secured Global Credit Facility (currently scheduled for December 18, 2003) or the date the Company emerges from bankruptcy.

Total availability under the DIP Credit Facility as of August 7, 2003 and June 30, 2003 was $21.6 million and $23.6 million, respectively.

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

On May 31, 2002, the Company entered into a $177.5 million European accounts receivable securitization facility. This facility replaced the Company’s then existing $175 million European securitization program. This facility is accounted for as a secured borrowing in accordance with the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, whereby the accounts receivable and related borrowings are recorded on the Company’s unaudited condensed consolidated balance sheet.

Sources of Cash

The Company’s liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.

The Company generated $17.9 million and $0.4 million in cash from the sale of non-core businesses and other assets in the first quarter of fiscal 2004 and fiscal 2003, respectively. On April 15, 2003, the Company sold its European non-lead battery assets for proceeds of $16.3 million. Of this amount, $13.2 million is held in escrow pursuant to the Company’s borrowing arrangements and is included in Restricted cash in the unaudited condensed consolidated balance sheet at June 30, 2003. Remaining proceeds from these sales were primarily used to reduce debt.

Total debt at June 30, 2003 was $1,826.3 million. See Note 11 to the unaudited condensed consolidated financial statements for composition of such debt. Pre-petition indebtedness of the Debtors, amounting to approximately $1,081.3 million, is subject to settlement under the plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

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

Cash flows used in operating activities were $10.6 million in the first quarter of fiscal 2004. This compares to cash flows used in operating activities of $235.6 million (including $261.7 million usage of cash related to the net change from sales of receivables) in the first quarter of fiscal 2003. Excluding the effect of the accounts receivable securitization activity in the first quarter of fiscal 2003, comparative cash flows were negatively impacted by the effect of lower general sales volumes and higher payments of accounts payable and accrued expenses. The uncertainties of the Chapter 11 filing could also have an impact on the Company’s ability to attract and retain customers. NAPA, a major customer of the Transportation segment, advised the Company during the first quarter of fiscal 2003 of its intent to source certain of its requirements from competitors. The Company currently estimates that this action will likely result in potential lost sales of $15 million to $25 million annually.

Cash flows (used in) provided by financing activities were ($4.1) million and $263.3 million in the first quarter of fiscal 2004 and fiscal 2003, respectively. Cash flows (used in) provided by financing activities in both periods relate primarily to borrowings and repayments under the DIP Credit Facility and European asset securitization facility.

Prior to the Company’s Chapter 11 filing, and since that time, the Company has experienced a tightening of trade credit availability and terms. In the future there can be no assurance that the Company will be able to obtain and return to trade credit on terms traditionally obtained.

Capital expenditures were $11.7 million and $8.2 million in the first quarter of fiscal 2004 and fiscal 2003, respectively.

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

Related Parties

The services of Lisa J. Donahue, Chief Restructuring Officer, are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and AP Services, LLC. Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, is compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provides for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during the first quarter of fiscal 2004 and 2003 under the Services Agreement were $3.0 million and $3.1 million, respectively.

Item 3.     Quantitative and Qualitative Disclosures About Market Risks

Changes to the quantitative and qualitative market risks as of June 30, 2003 are described in Management’s Discussion and Analysis—Liquidity and Capital Resources. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for further information.

Item 4.    Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following General Factors such as: (i) the Company’s ability to implement business strategies and financial reorganization and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (v) the Company’s assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (vi) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company’s results because it is a major constituent in most of the Company’s products, (vii) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (viii) the Company’s consolidation and rationalization of acquired entities requires substantial management time and financial and other resources and is not without risk, (ix) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, (x) the Company is exposed to fluctuations in interest rates on our variable debt which can affect the Company’s results, (xi) general economic conditions, (xii) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs and Bankruptcy Considerations such as: (a) the Company’s ability to continue as a going concern, (b) the Company’s ability to operate in accordance with the terms of and maintain compliance with covenants of the DIP Credit Facility and other financing arrangements, (c), the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases from time to time, (d) the Company’s ability to confirm and consummate a plan of reorganization with respect to the Chapter 11 cases, (e) the Company’s ability to attract, motivate and retain key personnel, (f) the Company’s ability to obtain and maintain normal terms with vendors and service providers, (g) the Company’s ability to maintain contracts that are critical to our business, and (h) the Company’s ability to attract and retain customers.

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

Former Senior Executives and Battery Quality Matters

On March 23, 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. Under the terms of that settlement, the Company agreed to pay a fine of $27.5 million over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31.0 million for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1.0 million in the third quarter of fiscal 2002. At June 30, 2003, approximately $27.5 million of this reserve remains and is classified as a Liability subject to compromise in the unaudited condensed consolidated financial statements. As a result of the imposition of the automatic stay arising upon the Company’s Chapter 11 filing, the Company has not made installment payments of its $27.5 million fine. The Company is uncertain as to the effect of these non-payments and the bankruptcy filing with respect to the plea agreement. On June 10, 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27.9 million.

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

The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and believes it is entitled to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivables for such reimbursements at June 30, 2003.

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

On April 11, 2003, the following lawsuit was filed in the Delaware Court of Chancery by the official committee of equity holders and its members: Kandathil et. al. v. Exide. The complaint seeks to compel the Company to convene a meeting of stockholders. On April 21, 2003, the Debtors filed a complaint against the official committee of equity holders and its members in the Bankruptcy Court seeking to enjoin their attempts to compel the Company to convene a meeting of stockholders. Hearings on the two complaints are currently scheduled for August 2003.

Exide is a defendant in an arbitration proceeding initiated in October of 2001 by Margulead Limited (“Margulead”). In June of 1997, GNB, now an operating division of Exide, entered into an agreement with Margulead, which Margulead contended obligated the Company to build a facility to test and develop certain lead acid battery recycling technology allegedly developed by Margulead. GNB terminated the contract in 1998. Exide contended, in part, that the Margulead process was not ready for pilot plant implementation and also failed to meet success criteria. Margulead claimed approximately $13 million in damages. The Company denied that it was liable and defended the matter in the arbitration. An arbitration decision was rendered on May 7, 2003, determining that the contract was unenforceable and that neither party was entitled to damages or costs. Margulead asked the arbitrator to reconsider the decision. Margulead has now advised the Company that it intends to challenge the arbitrator’s award in the English commercial court. On or about July 23, 2003, Margulead filed an Application Notice advising of its intent to apply for an extension of time in which to make an application under certain sections of the Arbitration Act of 1996. The Company does not believe it is likely that Margulead will succeed in any challenge of the arbitrator’s decision.

In November 2002, the following lawsuit was filed in the Ontario Court of Justice: Exide Canada, Inc., v. Lorne Hilts et. al. This lawsuit was initiated by Exide Canada, Inc. against former officers, employees and a former logistics services vendor seeking in excess of $1.5 million in damages on multiple grounds including breach of trust, breach of contract and fraud. Defendant Hilts filed a counterclaim against Exide Canada for severance and other benefits and seeks damages in an amount exceeding $0.6 million. Defendant Ryad counterclaimed against Exide Canada alleging breach of contract and against Exide Technologies alleging it induced Exide Canada to breach its contract with Ryad for certain logistics services. Ryad seeks damages against each defendant in an amount exceeding $6.3 million. The Company believes that the counterclaims are without merit and is vigorously defending itself.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of June 30, 2003 and March 31, 2003, the amount of such reserves on the Company’s unaudited condensed consolidated balance sheet was $95.5 million and $78.3 million, respectively. Of these amounts, $66.4 million was included in Liabilities subject to compromise at both June 30, 2003 and March 31, 2003. Included in environmental reserves at June 30, 2003 are asset retirement obligations, which the Company recorded upon adoption of SFAS 143. See Note 3 to the unaudited condensed consolidated financial statements. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

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

Other

In February 2002, the Company’s principal French subsidiary was notified by local competition authorities that in connection with certain sales of batteries by several French manufacturers in 1996 and 1997, the subsidiary is alleged to have violated local competition laws. The civil investigative agency in the case has recommended a fine be imposed on the Company for $6.8 million, but the Company does not believe that the subsidiary acted improperly and intends to defend this matter vigorously. A judicial decision with respect to this matter is expected within the next 90 days.

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

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

As a result of the Chapter 11 cases, certain of the Company’s pre-petition debt arrangements are in default. See Note 2 (Proceedings Under Chapter 11 of the Bankruptcy Code) and Note 11 (Debt) to the Company’s unaudited condensed consolidated financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits.

4.30	Seventh Amendment and Waiver to the Credit Agreement, dated July 29, 2003, to the Secured Super Priority Debtor In Posession Credit Agreement.

4.31	Fifth Amendment and Waiver to the Standstill Agreement, dated as of July 29, 2003, to the Standstill Agreement and Fifth Amendment to the Credit Agreement.

31.1	Certification of Craig H. Muhlhauser, Chairman, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Biagio N. Vignolo, Jr., Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ BIAGIO N. VIGNOLO, JR.

Biagio N. Vignolo, Jr. Executive Vice President and Chief Financial Officer Date: August 14, 2003

EXIDE TECHNOLOGIES

By:	/s/ IAN J. HARVIE

Ian J. Harvie Vice President, Corporate Controller Date: August 14, 2003