Form 10-Q
period 2003-09-30
EXIDE TECHNOLOGIES
filed 2003-11-14
CIK 813781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2003

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

As of November 12, 2003, 27,383,084 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
NET SALES	$587,433	$579,363	$1,171,999	$1,134,352
COST OF SALES	460,739	451,406	929,056	896,065

Gross profit	126,694	127,957	242,943	238,287

EXPENSES:
Selling, marketing and advertising	61,987	63,828	129,893	125,880
General and administrative	40,038	47,252	84,279	92,345
Restructuring and impairment (Note 16)	4,827	3,997	7,312	10,285
Goodwill impairment charge (Note 8)	—	—	—	37,000
Other (income) expense, net (Note 13)	(4,892)	(1,690)	(14,096)	(6,893)
Interest expense, net (Note 12)	24,252	24,343	49,693	51,958

	126,212	137,730	257,081	310,575

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	482	(9,773)	(14,138)	(72,288)
REORGANIZATION ITEMS, NET (Note 6)	15,661	8,020	24,312	20,118
INCOME TAX PROVISION	748	3,934	559	5,982
MINORITY INTEREST	(251)	(88)	(282)	(109)

Net loss before cumulative effect of change in accounting principle	(15,676)	(21,639)	(38,727)	(98,279)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 3)	—	—	15,593	—

Net loss	$(15,676)	$(21,639)	$(54,320)	$(98,279)

NET LOSS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic and Diluted	$(0.57)	$(0.79)	$(1.41)	$(3.59)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE
Basic and Diluted	$—	$—	$(0.57)	$—

NET LOSS PER SHARE (Note 17)
Basic and Diluted	$(0.57)	$(0.79)	$(1.98)	$(3.59)

WEIGHTED AVERAGE SHARES
Basic and Diluted	27,383	27,383	27,383	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per-share data)

	September 30, 2003	March 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,715	$39,766
Restricted cash	16,522	6,297
Receivables, net of allowance for doubtful accounts of $25,539 and $35,666, respectively	623,793	665,010
Inventories (Note 9)	405,674	399,973
Prepaid expenses and other	19,175	16,451
Deferred financing costs, net	7,306	17,028
Deferred income taxes	35,425	33,233

Total current assets	1,144,610	1,177,758

PROPERTY, PLANT AND EQUIPMENT, NET	528,420	533,375

OTHER ASSETS:
Goodwill, net (Note 8)	499,349	463,920
Other intangibles, net (Note 8)	47,001	47,560
Investments in affiliates	7,518	6,186
Deferred financing costs, net	—	647
Deferred income taxes	77,082	67,017
Other (Note 10)	69,112	70,728

	700,062	656,058

Total assets	$2,373,092	$2,367,191

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term borrowings (Note 11)	$13,975	$7,778
Current maturities of long-term debt (Note 11)	688,070	598,427
Accounts payable	245,688	247,189
Accrued expenses	335,210	324,740

Total current liabilities	1,282,943	1,178,134
LONG-TERM DEBT (Note 11)	22,765	117,405
NONCURRENT RETIREMENT OBLIGATIONS	182,439	170,181
OTHER NONCURRENT LIABILITIES	63,890	41,924
LIABILITIES SUBJECT TO COMPROMISE (Note 7)	1,513,554	1,533,089

Total liabilities	3,065,591	3,040,733

COMMITMENTS AND CONTINGENCIES (Notes 14 and 15)
MINORITY INTEREST	23,036	21,827

STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value 100,000 shares authorized; 27,383 and 27,383 shares issued and outstanding	274	274
Additional paid-in capital	570,589	570,589
Accumulated deficit	(986,324)	(932,004)
Notes receivable—stock award plan	(665)	(665)
Accumulated other comprehensive loss	(299,409)	(333,563)

Total stockholders’ deficit	(715,535)	(695,369)

Total liabilities and stockholders’ deficit	$2,373,092	$2,367,191

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Six Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,320)	$(98,279)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation and amortization	46,782	44,759
Cumulative effect of change in accounting principle	15,593	—
Net gain on asset sales	(3,304)	82
Deferred income taxes	—	736
Amortization of original issue discount on notes	—	428
Provision for doubtful accounts	2,608	3,224
Non-cash provision for restructuring	56	3,013
Reorganization items, net	24,312	20,118
Goodwill impairment charge	—	37,000
Minority interest	(282)	(109)
Amortization of deferred financing costs	12,205	8,178
Net change from sales of receivables
European Securitization	—	(124,793)
U.S. Securitization	—	(117,455)
Other, net	—	(19,475)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures—
Receivables	54,569	243
Inventories	2,839	7,379
Prepaid expenses and other	(13,132)	(13,902)
Payables	(17,314)	(12,631)
Accrued expenses	(27,189)	20,445
Noncurrent liabilities	(130)	(12,654)
Other, net	(16,978)	(7,976)

Net cash provided by (used in) operating activities	26,315	(261,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,154)	(16,616)
Proceeds from sales of assets	17,892	1,096

Net cash used in investing activities	(8,262)	(15,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term borrowings	5,568	(286)
Borrowings under Senior Secured Global Credit Facilities Agreement	—	6,191
Repayments under Senior Secured Global Credit Facilities Agreement	—	(2,727)
Borrowings under DIP Credit Facility	446,200	466,666
Repayments under DIP Credit Facility	(448,914)	(271,533)
European asset securitization	(29,118)	119,346
Increase (decrease) in other debt	2,459	(5,957)
Financing costs and other	(400)	(20,772)

Net cash (used in) provided by financing activities	(24,205)	290,928

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,101	4,636

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,051)	18,375
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,766	31,703

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,715	$50,078

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan on a timely basis, compliance with the provisions of both the debtor-in-possession financing facility (“DIP Credit Facility”) and other ongoing borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 15. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement and Fifth Amendment to the Credit and Guarantee Agreement (“Standstill Agreement”) expires on December 18, 2003. The DIP Credit Facility will now expire on the later of December 12, 2003 or, if the Standstill Agreement is extended, 30 days prior to the expiration of the Standstill Agreement. Alternatively, the DIP Credit Facility will expire on the date the Company emerges from bankruptcy, but no later than February 15, 2004. If a plan of reorganization is not confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan of reorganization confirmed by that time or obtain extensions. Hearings on Plan confirmation were held before the Bankruptcy Court on October 21, 22, 25, 27 and November 1, 6 and 12, 2003. As of the date hereof, the Bankruptcy Court has not issued a ruling with respect to confirmation of the Plan. At this time, it is not possible to predict when the Bankruptcy Court may issue a ruling on confirmation of the Plan, nor the outcome thereof.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company and certain of its subsidiaries decided to file for reorganization under Chapter 11, as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a heavy debt burden, caused largely by a debt- financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of adverse economic conditions on the Company’s markets, particularly telecommunications, ongoing competitive pressures and capital market volatility. These factors contributed to a loss of revenues and resulted in significant operating losses and negative cash flows, severely impacting the Company’s financial condition and its ability to maintain compliance with debt covenants.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As debtors-in-possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company’s operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the Chapter 11 filing, the Company entered into a Standstill Agreement with its pre-petition Senior Secured Global Credit Facility lenders, whereby those lenders have agreed to forbear collection of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until December 18, 2003, subject to earlier termination upon the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest on the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); and 4) default with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche Mark denominated) agreement. No such events have occurred as of September 30, 2003, or through the date of this Report. See Note 11.

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

On June 14, 2002, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by the Company’s books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process. The Bankruptcy Court established April 23, 2003 as the deadline for submission of proofs of claim for general unsecured claims. A separate bar date for certain other claims was established as August 14, 2003. Pre-petition claims against the Debtors were required to be submitted to the Bankruptcy Court prior to the applicable bar dates to be eligible to participate in any distribution of assets from the Debtors in connection with the plan of reorganization. Differences between amounts scheduled by the Debtors in filings with the Bankruptcy Court and claims by creditors are being investigated and resolved in connection with the claims resolution process. That process, however, has only recently commenced and given the number or creditors and claims filed, will take significant time to complete. As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 10, 2003, the Company filed its Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. On July 24, 2003, the Company filed its First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and its Disclosure Statement for First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. On August 25, 2003, the Company filed its Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and its First Amended Disclosure Statement for Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. On September 8, 2003, the Company filed its Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and its Second Amended Disclosure Statement for Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Disclosure Statement”). On October 24, 2003, the Company filed its Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as it may be amended, the “Plan”). The Disclosure Statement and the Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code are filed as exhibits to this report in order to provide additional disclosure. It should be noted that the Plan may be further amended prior to confirmation and that the Disclosure Statement does not reflect developments subsequent to its filing date.

Pursuant to the Plan, the Company will emerge from Chapter 11 and will continue to operate its business. Upon consummation of the Plan, the Company will be a private corporation owned by the pre-petition Senior Secured Global Credit Facility lenders and the 10% note claims holders.

On September 10, 2003, the Bankruptcy Court entered an order (a) approving the Debtors’ Disclosure Statement; (b) scheduling a hearing to confirm the Plan; (c) establishing a deadline for objecting to the Debtors’ Plan; (d) approving form of ballots, voting deadline and solicitation procedures; and (e) approving form and manner of notices (the “Disclosure Statement Order”). The Disclosure Statement Order, among other things, approved the Disclosure Statement and authorized the Company to solicit acceptances to the Plan. The deadline for submitting ballots to accept or reject the Plan was October 7, 2003 at 5:00 p.m., prevailing Eastern time. Two impaired Classes (Classes P3 and S3) voted overwhelmingly to accept the Plan, and the remaining impaired voting Class (Class P4) voted to reject the Plan. The Company believes it has received sufficient acceptances of the Plan to satisfy the applicable Bankruptcy Code requirements.

Hearings on Plan confirmation were held before the Bankruptcy Court on October 21, 22, 25, 27 and November 1, 6 and 12, 2003. The principal issues before the Bankruptcy Court in the hearings were the enterprise value of the Company and whether the Company met the legal criteria for settlement of the unsecured creditors’ litigation challenging the validity of the liens and the priority of the claims of the prepetition Senior Secured Global Credit Facility lenders. As of the date hereof, the Bankruptcy Court has not issued a ruling with respect to confirmation of the Plan. At this time, it is not possible to predict when the Bankruptcy Court may issue a ruling on confirmation of the Plan, nor the outcome thereof.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Had the provisions of SFAS 143 been in effect as of April 1, 2002, the pro forma asset retirement obligation would have been $15,593 as of April 1, 2002 and March 31, 2003. The pro forma impact on net loss before cumulative effect of change in accounting principle for the six months ended September 30, 2002 would have been immaterial.

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

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

(Unaudited, in thousands)

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Six Months Ended September 30, 2003	For the Period From April 15, 2002 Through September 30, 2002
NET SALES	$238,500	$255,606	$482,531	$471,454
COST OF SALES	191,221	203,258	394,441	378,077

Gross profit	47,279	52,348	88,090	93,377
EXPENSES:
Selling, marketing and advertising	24,405	25,985	50,328	48,055
General and administrative	15,938	19,920	33,968	37,460
Restructuring	848	2,266	1,305	6,878
Other income, net	(668)	(644)	(4,153)	(1,322)
Interest expense, net	14,041	14,046	28,360	26,843

Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(7,285)	(9,225)	(21,718)	(24,537)

REORGANIZATION ITEMS, net (Note 6)	15,661	7,907	24,312	18,466
INCOME TAX PROVISION	—	—	—	—

Net loss before cumulative effect of change in accounting principle	(22,946)	(17,132)	(46,030)	(43,003)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE 3)	—	—	15,593	—

Net loss	$(22,946)	$(17,132)	$(61,623)	$(43,003)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED BALANCE SHEETS

(Unaudited, in thousands)

	September 30, 2003	March 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,788	$8,434
Receivables, net	160,774	161,341
Intercompany receivables	42,255	44,849
Inventories	131,610	139,622
Prepaid expenses and other	18,669	23,449

Total current assets	357,096	377,695

PROPERTY, PLANT AND EQUIPMENT, net	238,574	247,939

OTHER ASSETS:
Goodwill and other intangibles, net	40,965	40,965
Investments in affiliates	3,155	2,118
Deferred financing costs, net	—	647
Intercompany notes receivable	264,032	236,593
Other	43,322	45,451

	351,474	325,774

Total assets	$947,144	$951,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$64,021	$60,263
Accrued interest payable	44,168	28,224
Accrued expenses	102,180	84,085
Current maturities of long-term debt (DIP Facility)	166,050	168,764

Total current liabilities	376,419	341,336

NONCURRENT RETIREMENT OBLIGATIONS	12,949	10,437
OTHER NONCURRENT LIABILITIES	15,592	—
LIABILITIES SUBJECT TO COMPROMISE	1,513,554	1,533,089

Total liabilities	1,918,514	1,884,862
STOCKHOLDERS’ DEFICIT
Total stockholders’ deficit	(971,370)	(933,454)

Total liabilities and stockholders’ deficit	$947,144	$951,408

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2002	For the Six Months Ended September 30, 2003	For the Period From April 15, 2002 Through September 30, 2002
CASH RECEIPTS:
Customer receipts	$251,970	$253,495	$490,940	$487,468
Other third party receipts	5,447	—	8,135	—
Borrowings under DIP Credit Facility	222,600	211,598	446,200	466,666
Intercompany receipts from non-Debtor entities	37,442	16,085	70,999	16,085

Total cash receipts	517,459	481,178	1,016,274	970,219

CASH DISBURSEMENTS:
Supplier payments	(82,617)	(89,799)	(166,462)	(160,919)
Repurchase of securitized accounts receivable	—	—	—	(117,455)
Financing costs, fees and interest	(2,992)	(10,694)	(5,953)	(28,119)
Capital expenditures	(5,502)	(5,117)	(11,347)	(8,448)
Freight and logistics	(31,305)	(28,913)	(61,236)	(45,622)
Leasing and rental costs	(10,941)	(10,805)	(22,443)	(17,443)
Payroll and benefits	(84,729)	(67,438)	(166,581)	(121,597)
Professional / consulting fees	(11,172)	(4,562)	(24,331)	(9,226)
Taxes	(3,114)	(5,822)	(5,082)	(11,613)
Utilities	(15,962)	(13,417)	(32,932)	(20,858)
Other disbursements	(18,647)	(47,149)	(40,139)	(79,281)
Intercompany loans to non-Debtor entities	(17,500)	(24,000)	(35,500)	(79,000)
Repayments under DIP Credit Facility	(236,619)	(173,957)	(448,914)	(271,533)

Total cash disbursements	(521,100)	(481,673)	(1,020,920)	(971,114)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,641)	(495)	(4,646)	(895)
CASH AT BEGINNING OF PERIOD	7,429	4,315	8,434	4,715

CASH AT END OF PERIOD	$3,788	$3,820	$3,788	$3,820

The Company’s unaudited condensed consolidated statement of operations for the six months ended September 30, 2002 also includes Reorganization items, net (consisting primarily of professional fees) for the period prior to the Petition Date from April 1 to April 14, 2002 and professional fees incurred by non-Debtor subsidiaries.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) COMPREHENSIVE LOSS

Total comprehensive loss and its components are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net loss	$(15,676)	$(21,639)	$(54,320)	$(98,279)
Reclassification to earnings of cash flow hedges	—	—	—	2,083
Change in cumulative translation adjustment	1,813	(1,605)	34,154	24,410

Total comprehensive loss	$(13,863)	$(23,244)	$(20,166)	$(71,786)

(6) REORGANIZATION ITEMS

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the unaudited condensed consolidated statements of operations.

	For the Three Months Ended		For the Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Professional fees	$15,236	$8,140	$23,730	$18,310
Employee costs	760	375	1,210	750
Interest income	(335)	(495)	(628)	(1,025)
Other	—	—	—	2,083

Total reorganization items	$15,661	$8,020	$24,312	$20,118

Net cash paid for reorganization items during the three and six months ended September 30, 2003 was $9,244 and $18,987, respectively, and during the three and six months ended September 30, 2002 was $4,487 and $9,123, respectively.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pursuant to an order of the Bankruptcy Court, in February 2003, the Debtors mailed notices to all known creditors that the deadline for filing proofs of claim for general unsecured claims with the Bankruptcy Court was April 23, 2003. A separate bar date for certain other claims was established as August 15, 2003. An estimated 4,900 claims were filed as of August 15, 2003, out of an estimated 36,000 notices sent to constituents. Amounts that the Company has recorded are in many instances different from amounts filed by the creditors. Differences between amounts scheduled by the Debtors and claims by creditors are beginning to be investigated and will be resolved in connection with the claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process might result in material adjustments to current estimates of allowable claims. The ultimate resolution of these claims will be based upon the final plan of reorganization approved by the Bankruptcy Court.

The following table summarizes the components of the liabilities classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets:

	September 30, 2003	March 31, 2003
Accounts payable	$69,483	$72,115
Accrued interest payable	19,403	19,403
Restructuring reserve	7,803	8,212
Warranty reserve	6,870	12,921
Accrued expenses	58,597	62,114
Retirement obligations	128,293	128,293
Long-term debt (Note 11)	1,081,293	1,081,293
Other liabilities	141,812	148,738

Total liabilities subject to compromise	$1,513,554	$1,533,089

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company completed its latest annual impairment assessment of goodwill effective December 31, 2002, utilizing its most recently updated five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. As a result of the comparison of the book carrying values of its reporting segments, including goodwill, against these estimated fair values; the Company determined that no goodwill impairment charges were required. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will result in material changes to the carrying amount of assets and liabilities, including goodwill, in the unaudited condensed consolidated financial statements.

Summarized goodwill activity is as follows:

For the Six Months Ended September 30, 2003
Goodwill, net at beginning of period	$463,920
Currency translation	35,429

Goodwill, net at end of period	$499,349

The amounts of goodwill, net allocated to the Company’s Transportation, Motive Power and Network Power segments are approximately $290,411, $208,938 and $0, respectively, at September 30, 2003.

At September 30, 2003 and March 31, 2003, net intangible assets include trademarks of $38,600, which are not subject to amortization, and technology that is amortized over its useful life of 10 years. The technology gross carrying amount was $10,900 at September 30, 2003 and March 31, 2003, and the related accumulated amortization was $2,499 and $1,940 at September 30, 2003 and March 31, 2003, respectively.

(9) INVENTORIES

Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	September 30, 2003	March 31, 2003
Raw materials	$73,266	$74,756
Work-in-process	81,265	81,577
Finished goods	251,143	243,640

	$405,674	$399,973

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(10) OTHER ASSETS

Other assets consist of:

	September 30, 2003	March 31, 2003
Deposits	$24,530	$24,530
Pension assets	17,619	16,886
Capitalized software, net	15,129	16,864
Loan to affiliate	4,935	4,935
Other	6,899	7,513

	$69,112	$70,728

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) DEBT

At September 30, 2003 and March 31, 2003, short-term borrowings of $13,975 and $7,778, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent.

Total long-term debt comprises the following:

	September 30, 2003	March 31, 2003
Debt Not Subject To Compromise:
DIP Credit Facility—Borrowings at LIBOR plus 3.75%(2)	$166,050	$168,764
Senior Secured Global Credit Facility (Europe)—Borrowings primarily at LIBOR plus 4.75% to 5.25%(2)	276,097	271,415
9.125% Senior Notes (Deutsche mark denominated, due April 15, 2004)(2)	104,374	96,634
European Accounts Receivable Securitization (2)	137,774	155,465
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	26,540	23,554

Total debt not subject to compromise	710,835	715,832
Less—current maturities (included in total debt not subject to compromise above)	688,070	598,427

	$22,765	$117,405

Debt Subject To Compromise:
Senior Secured Global Credit Facility (U.S.)—Borrowings primarily at LIBOR plus 4.75% to 5.25%	$458,965	$458,965
10% Senior Notes, due April 15, 2005	300,000	300,000
Convertible Senior Subordinated Notes, due December 15, 2005	321,132	321,132
Other	1,196	1,196

Total debt subject to compromise (Note 7)	$1,081,293	$1,081,293

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.
(2)	Debt classified as current based upon maturity dates of the respective agreements.

Total debt at September 30, 2003 and March 31, 2003 was $1,806,103 and $1,804,903, respectively, (including amounts subject to compromise).

On April 15, 2002, the Company and three of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the filing, the Company also entered into a Standstill Agreement with its pre-petition Senior Secured Global Credit Facility lenders, whereby the lenders have agreed to forbear collections of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until December 18, 2003, subject to earlier termination upon the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest on the European tranche of the Company’s Senior

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); and 4) default with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche Mark denominated) agreement. The Company continues to accrue interest of the Debtors under the pre-petition Senior Secured Global Credit Facility and makes adequate protection payments subject to liquidity calculations prescribed in the DIP Credit Facility. Borrowings under the Senior Secured Global Credit Facility by Debtors within the Chapter 11 case are subject to compromise.

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

The revolving credit tranche of the DIP Credit Facility provides for borrowing up to $121,000, of which up to $65,000 is available to Exide Technologies for on lending to its foreign subsidiaries. An additional $50,000 sub-facility is also available to the foreign subsidiaries based on certain collateral asset values in the United Kingdom and Canada. To the extent funds are borrowed under the DIP and on-lent to foreign subsidiaries, additional liens on certain assets of the borrowing foreign subsidiary and related guarantees are required. Up to $40,000 of the revolving credit tranche is available for letters of credit.

Borrowings under the DIP Credit Facility bear interest at Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes certain accounts receivable and inventory in the U.S. and certain property in the U.S. and Europe. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain monthly specified levels of earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens or guarantees, enter into leases, sell or dispose of assets, change the nature of the Company’s business or enter into related party transactions. The Company believes it was in compliance with DIP Credit Facility covenants as of September 30, 2003. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement expires on December 18, 2003. The DIP Credit Facility will now expire on the later of December 12, 2003 or, if the Standstill Agreement is extended, 30 days prior to the expiration of the Standstill Agreement. Alternatively, the DIP Credit Facility will expire on the date the Company emerges from bankruptcy, but no later than February 15, 2004.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total availability under the DIP Credit Facility as of September 30, 2003 was $25,900.

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

(12) INTEREST EXPENSE, NET

Interest income of $378 and $434 is included in Interest expense, net for the three months ended September 30, 2003 and 2002, respectively. Interest income of $645 and $814 is included in Interest expense, net for the six months ended September 30, 2003 and 2002, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing is recorded in Reorganization items, net in the unaudited condensed consolidated statements of operations. See Note 6.

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets in accordance with SOP 90-7. Interest is being accrued on certain pre-petition debt to the extent that the Company believes it is probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the three and six months ended September 30, 2003 was approximately $10,574 and $20,811, respectively.

(13) OTHER (INCOME) EXPENSE, NET

Other (income) expense, net comprises:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Losses on sales of accounts receivable	$2,886	$3,021	$6,141	$5,737

Net gain on asset sales	(129)	(105)	(3,304)	(623)
Equity income	(413)	(486)	(1,046)	(924)

Currency gain, net	(8,583)	(5,233)	(17,428)	(12,255)
Other	1,347	1,113	1,541	1,172

	$(4,892)	$(1,690)	$(14,096)	$(6,893)

On April 15, 2003, the Company sold its European non-lead battery assets to SAFT, a subsidiary of Alcatel, for proceeds of $16,300. Of this amount, $13,415 is held in escrow pursuant to the Company’s borrowing arrangements and is included in Restricted cash in the unaudited condensed consolidated balance sheet at September 30, 2003. This sale resulted in a gain of $3,175.

Losses on sales of accounts receivable represent expenses related to the Company’s receivables sales facilities in the U.S. and Europe (See Note 11).

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net currency gains were recognized primarily from the translation of U.S. dollar denominated borrowings in Europe.

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

Former Senior Executives and Battery Quality Matters

On March 23, 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. Under the terms of that settlement, the Company agreed to pay a fine of $27,500 over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31,000 for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1,000 in the third quarter of fiscal 2002. At September 30, 2003, approximately $27,500 of this reserve remains and is classified as a Liability subject to compromise. As a result of the imposition of the automatic stay arising upon the Company’s Chapter 11 filing, the Company has not made installment payments of its $27,500 fine. The Company is uncertain as to the effect of these non-payments and the bankruptcy filing with respect to the plea agreement. On June 10, 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27,900.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and believes it is entitled to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivables for such reimbursements at September 30, 2003.

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

On April 11, 2003, the following lawsuit was filed in the Delaware Court of Chancery by the official committee of equity holders and its members: Kandathil et. al. v. Exide, The complaint seeks to compel the Company to convene a meeting of stockholders. On April 21, 2003, the Debtors filed a complaint against the official committee of equity holders and its members in the Bankruptcy Court seeking to enjoin their attempts to compel the Company to convene a meeting of stockholders. Hearings on the two complaints have been postponed indefinitely.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Margulead filed an Arbitration Claim Form, dated August 13, 2003, pursuant to which it seeks to challenge the arbitrator’s May 7, 2003 Final Arbitration Award and a June 26, 2003 Correction of the Final Award, in which the arbitrator corrected minor typographical errors. The Arbitration Claim Form was filed under Section 68 of the Arbitration Act of 1996 on the basis of alleged “serious irregularity.” The Company is opposing that Application. Further, the Company made an application for an order that Margulead be required to provide security for costs pursuant to Section 70(6) of the Arbitration Act of 1996 in connection with its application to re-open the Final Award. That application was heard by an English Court on October 31, 2003, and was successful. A hearing on this matter has been set for February 16, 2004. The Company does not believe it is likely that Margulead will succeed in any challenge to the arbitrator’s Final Award.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 92 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. The Company is currently paying its share of liability at one site. The Company expects its liability will be compromised upon confirmation of a plan of reorganization by the Bankruptcy Court as to a number of additional Superfund sites. In most instances, the Company’s remaining obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total liability of all identified PRPs that are financially viable. The Company’s share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company’s estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of September 30, 2003 and March 31, 2003, the amount of such reserves on the Company’s unaudited condensed consolidated balance sheets was $95,682 and $78,340, respectively. Of these amounts, $66,362 was included in Liabilities subject to compromise at both September 30, 2003 and March 31, 2003. Included in environmental reserves at September 30, 2003 are asset retirement obligations, which the Company recorded upon adoption of SFAS 143. See Note 3. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other

In February 2002, the Company’s principal French subsidiary, CEAC, was notified by local competition authorities that in connection with certain sales of batteries by several French manufacturers in 1996 and 1997, the subsidiary is alleged to have violated local competition laws. The civil investigative agency in the case recommended a fine be imposed on the Company for $6,800, but the Company does not believe that the subsidiary acted improperly. A decision by the Council on Competition was issued on September 5, 2003, in which CEAC was ordered to pay a fine of $35.

From 1957 to 1982, CEAC operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims has received 34 employee claims alleging asbestos-related illnesses, and no such claims have been filed since August 2001. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $132, $169 and $260 in calendar years 2001, 2002 and 2003, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $45, $78, and $200, during the same periods to date for the dependents of four such claimants. Although the Company cannot predict the number or size of any future claims, after consultation with legal counsel the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company has been advised by an employee of its Chinese subsidiary of an investigation by a Chinese customs agency. The subsidiary had total assets of approximately $11,000 at September 30, 2003 and revenues of $8,700 for the six months then ended. The Company is seeking further information regarding the nature of the investigation and has not determined the impact this investigation may have on the Company’s results of operations.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At September 30, 2003, the Company had outstanding letters of credit with a face value of $6,322 ($36 of which was pre-petition) and surety bonds with a face value of $43,265. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The financial institution issuing the surety bonds (the “Surety”) holds approximately $7,000 in cash collateral as security against demands made by the beneficiaries of such bonds. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the Surety to maintain its current surety bonds through July 31, 2006. The agreement requires the Company to increase the cash collateral held by the Surety in several stages: forty percent collateralization of outstanding bonds by January 31, 2004; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2003, bank guarantees with a face value of $6,552 were outstanding.

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

A reconciliation of changes in the Company’s consolidated warranty liability for the six months ended September 30, 2003 follows:

Balance at March 31, 2003	$62,464
Accrual for warranties provided during the period	23,696
Settlements made (in cash or credit) during the period	(27,346)
Currency	2,678

Balance at September 30, 2003	$61,492

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) RESTRUCTURING AND IMPAIRMENT

The Company previously implemented certain restructuring activities as part of an overall program to reduce costs, eliminate excess capacity and improve cash flows, including activities in connection with the September 2000 acquisition of GNB.

During the second quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $4,827, representing $4,121 for severance and $706 for related closure costs. During the first quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $2,485, representing $1,936 for severance, $493 for related closure costs and $56 for a non-cash charge related to the write-down of machinery and equipment. These charges resulted from actions completed during the first and second quarters of fiscal 2004 related to the Motive and Network consolidation efforts in Europe, Corporate severance, Europe Transportation headcount reductions and the closure of a North American Transportation facility. Approximately 100 positions have been eliminated in connection with the second quarter fiscal 2004 plans and approximately 75 positions have been eliminated in connection with the first quarter fiscal 2004 plans.

Summarized restructuring reserve activity follows:

	Severance Costs	Closure Costs	Total
Balance at March 31, 2003	$19,360	$13,524	$32,884
Charges, fiscal 2004	6,057	1,199	7,256
Payments and currency changes	(13,553)	(1,486)	(15,039)

Balance at September 30, 2003	$11,864	$13,237	$25,101

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

(18) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. This Interpretation addresses consolidation by business enterprises of certain variable interest entities (“VIEs”). The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, the provisions of this Interpretation will be applicable on December 31, 2003. Further, the disclosure requirements of the Interpretation are applicable for all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created. The Company has performed an evaluation to identify such entities and does not believe that any entities fall within the scope of this standard, other than the special

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purpose entity established in connection with the Company’s European accounts receivable securitization facility, which is accounted for as a secured borrowing in accordance with the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company adopted SFAS 150 as of July 1, 2003. As of September 30, 2003 and for the six months then ended, the Company had no such financial instruments outstanding.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS 13, “Accounting for Leases.” The Company adopted EITF Issue No. 01-08 as of July 1, 2003. The adoption of EITF Issue No. 01-08 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended September 30, 2003
	Transportation	Motive Power	Network Power	Other (a)	Consolidated
Net sales	$370,600	$120,813	$96,020	$—	$587,433
Gross profit	77,806	28,028	20,860	—	126,694
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(c)	38,663	4,638	5,952	(48,771)	482

	For the Three Months Ended September 30, 2002
	Transportation	Motive Power	Network Power	Other (a)	Consolidated
Net sales	$374,815	$112,945	$91,603	$—	$579,363
Gross profit	78,265	26,234	23,458	—	127,957
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(d)	37,218	4,815	5,700	(57,506)	(9,773)

	For the Six Months Ended September 30, 2003
	Transportation	Motive Power	Network Power	Other (a)	Consolidated
Net sales	$727,915	$248,353	$195,731	$—	$1,171,999
Gross profit	141,091	55,184	46,668	—	242,943
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(e)	62,476	6,510	18,075	(101,199)	(14,138)

	For the Six Months Ended September 30, 2002
	Transportation	Motive Power	Network Power (b)	Other (a)	Consolidated
Net sales	$728,284	$223,833	$182,235	$—	$1,134,352
Gross profit	142,159	51,110	45,018	—	238,287
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(f)	60,147	8,351	(32,390)	(108,396)	(72,288)

(a)	Other includes corporate expenses, interest expense, net, currency remeasurement loss (gain) and losses on sales of accounts receivable.
(b)	Includes a goodwill impairment charge of $37,000 (see Note 8).
(c)	Includes restructuring charges of $1,254, $1,299, $1,643 and $631 within Transportation, Motive, Network and Other, respectively.
(d)	Includes restructuring charges of $1,873, $90, $407 and $1,627 within Transportation, Motive, Network and Other, respectively).
(e)	Includes restructuring charges of $1,915, $2,507, $1,997 and $893 within Transportation, Motive, Network and Other, respectively.
(f)	Includes restructuring charges of $3,549, $90, $5,019 and $1,627 within Transportation, Motive, Network and Other, respectively.

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

On April 11, 2003, the following lawsuit was filed in the Delaware Court of Chancery by the official committee of equity holders and its members: Kandathil et. al. v. Exide, The complaint seeks to compel the Company to convene a meeting of stockholders. On April 21, 2003, the Debtors filed a complaint against the official committee of equity holders and its members in the Bankruptcy Court seeking to enjoin their attempts to compel the Company to convene a meeting of stockholders. Hearings on the two complaints have been postponed indefinitely.

On July 10, 2003, the Company filed its Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. On July 24, 2003, the Company filed its First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and its Disclosure Statement for First Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. On August 25, 2003, the Company filed its Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and its First Amended Disclosure Statement for Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code. On September 8, 2003, the Company filed its Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and its Second Amended Disclosure Statement for Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Disclosure Statement”). On October 24, 2003, the Company filed its Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as it may be amended, the “Plan”).

Pursuant to the Plan, the Company will emerge from Chapter 11 and will continue to operate its business. Upon consummation of the Plan, the Company will be a private corporation owned by the prepetition Senior Secured Global Credit Facility lenders and the 10% note claims holders.

On September 10, 2003, the Bankruptcy Court entered an order (a) approving the Debtors’ Disclosure Statement; (b) scheduling a hearing to confirm the Plan; (c) establishing a deadline for objecting to the Debtors’ Plan; (d) approving form of ballots, voting deadline and solicitation procedures; and (e) approving form and manner of notices (the “Disclosure Statement Order”). The Disclosure Statement Order, among other things, approved the Disclosure Statement and authorized the Company to solicit acceptances to the Plan. The deadline for submitting ballots to accept or reject the Plan was October 7, 2003 at 5:00 p.m., prevailing Eastern time. Two impaired Classes (Classes P3 and S3) voted overwhelmingly to accept the Plan, and the remaining impaired voting Class (Class P4) voted to reject the Plan. The Company believes it has received sufficient acceptances of the Plan to satisfy the applicable Bankruptcy Code requirements.

Hearings on Plan confirmation were held before the Bankruptcy Court on October 21, 22, 25, 27 and November 1, 6 and 12, 2003. The principal issues before the Bankruptcy Court in the hearings were the enterprise value of the Company and whether the Company met the legal criteria for settlement of the unsecured creditors’ litigation challenging the validity of the liens and the priority of the claims of the prepetition Senior Secured Global Credit Facility lenders. As of the date hereof, the Bankruptcy Court has not issued a ruling with respect to confirmation of the Plan. At this time, it is not possible to predict when the Bankruptcy Court may issue a ruling on confirmation of the Plan, nor the outcome thereof.

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

Lead. Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-fourth of the Company’s cost of goods sold. The market price of lead fluctuates. The price of lead on global commodity markets has increased approximately 15% since September 30, 2003, which could adversely affect future results. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers resist price increases.

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

The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan on a timely basis, compliance with the provisions of both the DIP Credit Facility and other ongoing borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations as well as certain contingencies described in Note 15. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement expires on December 18, 2003. The DIP Credit Facility will now expire on the later of December 12, 2003 or, if the Standstill Agreement is extended, 30 days prior to the expiration of the Standstill Agreement. Alternatively, the DIP Credit Facility will expire on the date the Company emerges from bankruptcy, but no later than February 15, 2004. If the Debtors do not have a plan of reorganization confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan confirmed by that time or obtain extensions. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will result in material changes to the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not, however, include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

On October 24, 2003, the Company filed its Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as it may be amended, the “Plan”). Hearings on Plan confirmation were held before the Bankruptcy Court on October 21, 22, 25, 27 and November 1, 6 and 12, 2003. As of the date hereof, the

Bankruptcy Court has not issued a ruling with respect to confirmation of the Plan. At this time, it is not possible to predict when the Bankruptcy Court may issue a ruling on confirmation of the Plan, nor the outcome thereof.

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

Results of Operations

Three months ended September 30, 2003 compared with three months ended September 30, 2002

Overview

Net loss for the second quarter of fiscal 2004 was $15.7 million, or $0.57 per diluted share versus the second quarter of fiscal 2003 net loss of $21.6 million, or $0.79 per diluted share. Second quarter fiscal 2004 results include restructuring costs of $4.8 million and reorganization items in connection with the bankruptcy of $15.7 million. Second quarter fiscal 2003 results include restructuring costs of $4.0 million and reorganization items in connection with the Bankruptcy of $8.0 million. In addition, currency remeasurement gains of $8.6 million and $5.2 million, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the second quarter of fiscal 2004 and 2003, respectively.

Net Sales

Net sales were $587.4 million in the second quarter of fiscal 2004 versus $579.4 million in the second quarter of fiscal 2003. Sales volumes were lower in all three of the Company’s business segments during the second quarter of fiscal 2004. Currency positively impacted net sales in the second quarter of fiscal 2004 by approximately $40.1 million.

Transportation net sales were $370.6 million in the second quarter of fiscal 2004 versus $374.8 million in the second quarter of fiscal 2003. Transportation revenues in North America declined due to reduced unit volumes, in both the aftermarket and original equipment channels, while European volumes declined in the original equipment channel. European selling prices for the second quarter of fiscal 2004 were lower than the second quarter of fiscal 2003, including the effect of both competitive pricing pressure and lead-related pricing adjustments. These reductions were partially offset by benefits from warranty management programs in North America. Currency positively impacted Transportation net sales in the second quarter of fiscal 2004 by approximately $21.8 million.

Motive Power net sales in the second quarter of fiscal 2004 were $120.8 million versus $112.9 million in the second quarter of fiscal 2003. Lower volumes and competitive pricing pressures in Europe within both the original equipment and aftermarket channels were partially offset by higher volumes and lower warranty costs in North America. Currency positively impacted Motive Power net sales in the second quarter of fiscal 2004 by approximately $10.5 million.

Network Power net sales in the second quarter of fiscal 2004 were $96.0 million versus $91.6 million in the second quarter of fiscal 2003. Sales volumes were lower due to weakness in the European and Asian markets, offset partially by higher volumes in North America. Currency positively impacted Network Power net sales in the second quarter of fiscal 2004 by approximately $7.8 million.

Gross Profit

Gross profit was $126.7 million in the second quarter of fiscal 2004 versus $128.0 million in the second quarter of fiscal 2003. Gross margin was 21.6% in the second quarter of fiscal 2004 and 22.1% in the second quarter of fiscal 2003. Currency positively impacted gross profit in the second quarter of fiscal 2004 by approximately $8.6 million. Gross profit in each of the Company’s business segments was negatively impacted by lower sales volumes, competitive pricing pressures and higher benefit costs, including medical and pension expenses, offset partially by lower lead pricing in Europe, the Company’s cost reduction programs and North American warranty management programs.

Transportation gross profit was $77.8 million in the second quarter of fiscal 2004 versus $78.3 million in the second quarter of fiscal 2003. The effect of lower sales volumes in North America and Europe was partially offset by the benefits from plant rationalization and headcount reductions, North American warranty management programs and lower lead pricing in Europe. Gross margin was 21.0% in the second quarter of fiscal 2004 versus 20.9% in the second quarter of fiscal 2003. Currency positively impacted Transportation gross profit in the second quarter of fiscal 2004 by approximately $4.8 million.

Motive Power gross profit was $28.0 million in the second quarter of fiscal 2004 versus $26.2 million in the second quarter of fiscal 2003. Gross profit was negatively impacted by lower sales volumes and competitive pricing pressures, particularly in the European markets, offset partially by lower warranty costs in North America. Gross margin was 23.2% in both the second quarter of fiscal 2004 and the second quarter of fiscal 2003. Currency positively impacted Motive Power gross profit in the second quarter of fiscal 2004 by approximately $2.4 million.

Network Power gross profit was $20.9 million in the second quarter of fiscal 2004 versus $23.5 million in the second quarter of fiscal 2003. Gross profit was negatively impacted by lower sales volume and competitive pricing pressures, offset partially by the Company’s cost reduction programs. Gross margin was 21.7% in the second quarter of fiscal 2004 versus 25.6% in the second quarter of fiscal 2003. Currency positively impacted Network Power gross profit in the second quarter of fiscal 2004 by approximately $1.4 million.

Expenses

Expenses were $126.2 million in the second quarter of fiscal 2004 versus $137.7 million in the second quarter of fiscal 2003. Expenses included restructuring charges of $4.8 million in the second quarter of fiscal 2004 and $4.0 million in the second quarter of fiscal 2003. Stronger European currencies unfavorably impacted expenses by approximately $8.6 million in the second quarter of fiscal 2004. The change in expenses was impacted by the following matters: (i) second quarter fiscal 2004 selling, marketing and advertising costs and general and administration costs in each of the Company’s business segments were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) second quarter fiscal 2004 expenses in each of the Company’s business segments were negatively impacted by an increase in benefit costs, including medical and pension expenses; (iii) fiscal 2004 and fiscal 2003 second quarter expenses included currency remeasurement gains of $8.6 million and $5.2 million, respectively, included in Other (income) expense, net.

Transportation expenses were $39.1 million in the second quarter of fiscal 2004 versus $41.0 million in the second quarter of fiscal 2003. The decrease in expenses was due primarily to the Company’s cost reduction programs offset partially by increased benefit costs, including medical and pension expenses. Currency unfavorably impacted Transportation expenses in the second quarter of fiscal 2004 by approximately $2.3 million.

Motive Power expenses were $23.4 million in the second quarter of fiscal 2004 versus $21.4 million in the second quarter of fiscal 2003. The increase in expenses was due primarily to higher restructuring expenses in Europe associated with the Company’s consolidation efforts and increased benefit costs, including medical and pension expenses, offset partially by the Company’s cost reduction programs. Currency unfavorably impacted Motive Power expenses in the second quarter of fiscal 2004 by approximately $2.0 million.

Network Power expenses were $14.9 million in the second quarter of fiscal 2004 versus $17.8 million in the second quarter of fiscal 2003. The decrease was due primarily to the Company’s cost reduction programs offset partially by higher restructuring expenses in Europe associated with the Company’s consolidation efforts and increased benefit costs, including medical and pension expenses. Currency unfavorably impacted Network Power expenses in the second quarter of fiscal 2004 by approximately $1.2 million.

Unallocated expenses, net were $48.8 million in the second quarter of fiscal 2004 versus $57.5 million in the second quarter of fiscal 2003. Fiscal 2004 and fiscal 2003 second quarter expenses included currency remeasurement gains of $8.6 million and $5.2 million, respectively. Currency unfavorably impacted unallocated expenses in the second quarter of fiscal 2004 by approximately $2.5 million. Corporate expenses were $30.2 million and $35.4 million in the second quarter of fiscal 2004 and fiscal 2003, respectively. The decrease was due to the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions and lower restructuring expenses, offset partially by unfavorable currency impact and increased benefit costs, including medical and pension expenses. Interest expense, net was $24.3 million in both the second quarter of fiscal 2004 and the second quarter of fiscal 2003.

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $0.5 million, or 0.1% of net sales in the second quarter of fiscal 2004 versus $(9.8) million, or (1.7)% of net sales in the second quarter of fiscal 2003, due to the items discussed above.

Transportation income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $ 38.7 million, or 6.6% of net sales in the second quarter of fiscal 2004 versus $37.2 million, or 6.4% of net sales in the second quarter of fiscal 2003, due to the items discussed above.

Motive Power income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $4.6 million, or 0.8% of net sales in the second quarter of fiscal 2004 versus $4.8 million, or 0.8% of net sales in the second quarter of fiscal 2003, due to the items discussed above.

Network Power income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $5.9 million, or 1.0% of net sales in the second quarter of fiscal 2004 versus $5.7 million, or 1.0% of net sales in the second quarter of fiscal 2003, due to the items discussed above.

Reorganization items

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited condensed consolidated statements of operations. Reorganization items in the second quarter of fiscal 2004 and 2003 were $15.7 million and $8.0 million, respectively. These items include professional fees including financial and legal services, employee retention costs for key members of management and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. The increase in reorganization expenses in the second quarter of fiscal 2004 reflects a significant increase in legal costs associated with development of the Company’s proposed plan of reorganization and preparation for Bankruptcy Court hearings. See Note 6.

Income Taxes

In the second quarter of fiscal 2004, an income tax provision of $0.7 million was recorded on a pre-tax loss of $15.2 million. In the second quarter of fiscal 2003, an income tax provision of $3.9 million was recorded on a pre-tax loss of $17.8 million. The effective tax rate was (4.6%) and (22.1%) in the second quarter of fiscal 2004 and 2003, respectively. The effective tax rate for the second quarters of fiscal 2004 and fiscal 2003 were impacted by the generation of income in tax-paying jurisdictions, principally Europe, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in both the U.S. and certain international regions.

Six months ended September 30, 2003 compared with six months ended September 30, 2002

Overview

Net loss for the first half of fiscal 2004 was $54.3 million, or $1.98 per diluted share versus the first half of fiscal 2003 net loss of $98.3 million, or $3.59 per diluted share. First half fiscal 2004 results include restructuring costs of $7.3 million, reorganization items in connection with the bankruptcy of $24.3 million and cumulative effect of change in accounting principle of $15.6 million. First half fiscal 2003 results include a non-cash charge of $37.0 million for goodwill impairment in the Network Power segment, restructuring costs of $10.3 million and reorganization items in connection with the Bankruptcy of $20.1 million. In addition, currency remeasurement gains of $17.4 million and $12.3 million, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the first half of fiscal 2004 and 2003, respectively.

Net Sales

Net sales were $1,172.0 million in the first half of fiscal 2004 versus $1,134.4 million in the first half of fiscal 2003. Sales volumes were lower in all three of the Company’s business segments during the first half of fiscal 2004, with the largest impact from Transportation in North America. Currency positively impacted net sales in the first half of fiscal 2004 by approximately $97.0 million.

Transportation net sales were $727.9 million in the first half of fiscal 2004 versus $728.3 million in the first half of fiscal 2003. Transportation revenues in North America declined due to reduced unit volumes, in both the aftermarket and original equipment channels, while European volumes declined in the original equipment channel. European selling prices for the first half of fiscal 2004 were lower than the first half of fiscal 2003, including the effect of lead-related pricing adjustments. These reductions were partially offset by benefits from warranty management programs in North America. Currency positively impacted Transportation net sales in the first half of fiscal 2004 by approximately $48.9 million.

Motive Power net sales in the first half of fiscal 2004 were $248.4 million versus $223.8 million in the first half of fiscal 2003. Lower volumes and competitive pricing pressures in Europe within both the original equipment and aftermarket channels were partially offset by higher volumes in North America. Currency positively impacted Motive Power net sales in the first half of fiscal 2004 by approximately $28.0 million.

Network Power net sales in the first half of fiscal 2004 were $195.7 million versus $182.3 million in first half of fiscal 2003. Sales volumes were lower due to weakness in the Asian market, offset partially by higher volumes in North America and higher military shipments in Europe. Currency positively impacted Network Power net sales in the first half of fiscal 2004 by approximately $20.1 million.

Gross Profit

Gross profit was $242.9 million in the first half of fiscal 2004 versus $238.3 million in the first half of fiscal 2003. Gross margin was 20.7% in the first half of fiscal 2004 and 21.0% in the first half of fiscal 2003. Currency positively impacted gross profit in the first half of fiscal 2004 by approximately $22.0 million. Gross profit in each of the Company’s business segments was negatively impacted by lower sales volumes, competitive pricing pressures and higher benefit costs, including medical and pension expenses, offset partially by lower lead pricing in Europe, the Company’s cost reduction programs and North American warranty management programs.

Transportation gross profit was $141.1 million in the first half of fiscal 2004 versus $142.2 million in the first half of fiscal 2003. The effect of lower sales volumes in North America and Europe was substantially offset by the benefits from plant rationalization and headcount reductions, North American warranty management programs and lower lead pricing in Europe. Gross margin was 19.4% in the first half of fiscal 2004 versus 19.5% in fiscal 2003. Currency positively impacted Transportation gross profit in the first half of fiscal 2004 by approximately $10.7 million.

Motive Power gross profit was $55.2 million in the first half of fiscal 2004 versus $51.1 million in the first half of fiscal 2003. Gross profit was negatively impacted by lower sales volumes and competitive pricing pressures, particularly in the European markets, offset partially by the favorable impact of lower European lead prices. Gross margin was 22.2% in the first half of fiscal 2004 versus 22.8% in the first half of fiscal 2003. Currency positively impacted Motive Power gross profit in the first half of fiscal 2004 by approximately $6.6 million.

Network Power gross profit was $46.7 million in the first half of fiscal 2004 versus $45.0 million in the first half of fiscal 2003. Gross profit was negatively impacted by lower sales volume, offset partially by the Company’s cost reduction programs and favorable sales mix. Gross margin was 23.8% in the first half of fiscal 2004 versus 24.7% in the first half of fiscal 2003. Currency positively impacted Network Power gross profit in the first half of fiscal 2004 by approximately $4.7 million.

Expenses

Expenses were $257.1 million in the first half of fiscal 2004 versus $310.6 million in the first half of fiscal 2003. First half fiscal 2003 expenses included a $37.0 million goodwill impairment charge in Network Power. Expenses also included restructuring charges of $7.3 million in the first half of fiscal 2004 and $10.3 million in the first half of fiscal 2003. Excluding these items, expenses were $249.8 million and $263.3 million in the first half of fiscal 2004 and 2003, respectively. Stronger European currencies unfavorably impacted expenses by approximately $21.0 million in the first half of fiscal 2004. The change in expenses was impacted by the following matters: (i) first half fiscal 2004 selling, marketing and advertising costs and general and administration costs in each of the Company’s business segments were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) first half fiscal 2004 expenses in each of the Company’s business segments were negatively impacted by an increase in benefit costs, including medical and pension expenses; (iii) first half fiscal 2004 expenses include a $3.2 million gain on the sale of the Company’s European non-lead battery assets, included in Other (income) expense, net; (iv) interest, net decreased $2.3 million, principally due to ceasing accruing, as of the Petition Date, certain interest on pre-petition debt classified as subject to compromise; and (v) fiscal 2004 and fiscal 2003 first half expenses included currency remeasurement gains of $17.4 million and $12.3 million, respectively, included in Other (income) expense, net.

Transportation expenses were $78.6 million in the first half of fiscal 2004 versus $82.0 million in the first half of fiscal 2003. The decrease in expenses was due primarily to the Company’s cost reduction programs offset partially by increased benefit costs, including medical and pension expenses. Currency unfavorably impacted Transportation expenses in the first half of fiscal 2004 by approximately $5.4 million.

Motive Power expenses were $48.7 million in the first half of fiscal 2004 versus $42.8 million in the first half of fiscal 2003. The increase in expenses was due primarily to higher selling expenses in North America, higher restructuring expenses in Europe associated with the Company’s consolidation efforts and increased benefit costs, including medical and pension expenses, offset partially by the Company’s cost reduction programs. Currency unfavorably impacted Motive Power expenses in the first half of fiscal 2004 by approximately $5.4 million.

Network Power expenses were $28.6 million in the first half of fiscal 2004 versus $77.4 million in the first half of fiscal 2003. First half fiscal 2004 expenses included a $3.2 million gain on the sale of the Company’s European non-lead battery assets and restructuring charges of $2.0 million. First half fiscal 2003 Network Power expenses included a goodwill impairment charge of $37.0 million and restructuring charges of $5.0 million. Excluding these items, expenses were $29.8 million and $35.4 million in the first half of fiscal 2004 and fiscal 2003, respectively. The decrease was due primarily to the Company’s cost reduction programs offset partially by increased benefit costs, including medical and pension expenses. Currency unfavorably impacted Network Power expenses in the first half of fiscal 2004 by approximately $2.6 million.

Unallocated expenses, net were $101.2 million in the first half of fiscal 2004 versus $108.4 million in the first half of fiscal 2003. Fiscal 2004 and fiscal 2003 first half expenses included currency remeasurement gains of $17.4 million and $12.3 million, respectively. Currency unfavorably impacted unallocated expenses in the first half of fiscal 2004 by approximately $7.6 million. Corporate expenses were $62.8 million and $63.0 million in the first half of fiscal 2004 and fiscal 2003, respectively. The decrease was due to the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions, offset partially by unfavorable currency impact, increased benefit costs, including medical and pension expenses, and higher restructuring costs. Interest expense, net was $49.7 million in the first half of fiscal 2004 versus $52.0 million in the first half of fiscal 2003. The decrease is due to ceasing accruing certain interest on pre-petition debt classified as subject to compromise in the Company’s consolidated balance sheet in accordance with SOP 90-7. Interest, at the stated contractual amount on debt that was not charged to operations for the first half of fiscal 2004 and fiscal 2003, was approximately $20.8 million and $19.0 million, respectively.

Loss before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $14.1 million, or (1.2)% of net sales in the first half of fiscal 2004 versus $72.3 million, or (6.4)% of net sales in the first half of fiscal 2003, due to the items discussed above.

Transportation income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $62.5 million, or 5.3% of net sales in the first half of fiscal 2004 versus $60.1 million, or 5.3% of net sales in the first half of fiscal 2003, due to the items discussed above.

Motive Power income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $6.5 million, or 0.6% of net sales in the first half of fiscal 2004 versus $8.4 million, or 0.7% of net sales in the first half of fiscal 2003, due to the items discussed above.

Network Power income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $18.1 million, or 1.5% of net sales in the first half of fiscal 2004 versus ($32.4) million, or (2.9)% of net sales in the first half of fiscal 2003, due to the items discussed above.

Reorganization items

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited condensed consolidated statements of operations. Reorganization items in the first half of fiscal 2004 and 2003 were $24.3 million and $20.1 million, respectively. These items include professional fees including financial and legal services, employee retention costs for key members of management and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. The increase in reorganization expenses in the first half of fiscal 2004 reflects a significant increase in legal costs associated with development of the Company’s proposed plan of reorganization and preparation for Bankruptcy Court hearings. See Note 6.

Income Taxes

In the first half of fiscal 2004, an income tax provision of $0.6 million was recorded on a pre-tax loss of $38.5 million. In the first half of fiscal 2003, an income tax provision of $6.0 million was recorded on a pre-tax loss of $92.4 million. The effective tax rate was (1.6%) and (6.5%) in the first half of fiscal 2004 and 2003, respectively. The effective tax rate for the first half of fiscal 2004 and fiscal 2003 were impacted by the generation of income in tax-paying jurisdictions, principally Europe, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in both the U.S. and certain international regions. The effective tax rate for the first half of fiscal 2004 was also impacted by the $3.2 million gain on the sale of the Company’s European non-lead battery assets, which was a non-taxable transaction. The effective tax rate for the first half of fiscal 2003 was also impacted by the non-deductibility of the $37.0 million Network Power goodwill impairment charge.

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

Borrowings under the DIP Credit Facility bear interest at Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes certain accounts receivable and inventory in the U.S. and certain property in the U.S. and Europe. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain specified levels of monthly earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The

DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens or guarantees, enter into leases, sell or dispose of assets, change the nature of its business or enter into related party transactions. The Company believes it was in compliance with DIP Credit Facility covenants as of September 30, 2003. Based upon business plans updated in June 2003, the Company obtained amendments to its existing financial covenants in order to maintain compliance during fiscal 2004. The Standstill Agreement expires on December 18, 2003. The DIP Credit Facility will now expire on the later of December 12, 2003 or, if the Standstill Agreement is extended, 30 days prior to the expiration of the Standstill Agreement. Alternatively, the DIP will expire on the date the Company emerges from bankruptcy, but no later than February 15, 2004. If the Debtors do not have a plan of reorganization confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan confirmed by that time or obtain extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the DIP Credit Facility or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan. On October 24, 2003, the Company filed its Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as it may be amended, the “Plan”). Hearings on Plan confirmation were held before the Bankruptcy Court on October 21, 22, 25, 27 and November 1, 6 and 12, 2003. As of the date hereof, the Bankruptcy Court has not issued a ruling with respect to confirmation of the Plan. At this time, it is not possible to predict when the Bankruptcy Court may issue a ruling on confirmation of the Plan, nor the outcome thereof.

Total availability under the DIP Credit Facility as of November 6, 2003 and September 30, 2003 was $42.0 million and $25.9 million, respectively.

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

At September 30, 2003, the Company had outstanding letters of credit with a face value of $6.3 million and surety bonds with a face value of $43.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The financial institution issuing the surety bonds (the “Surety”) holds approximately $7.0 million in cash collateral as security against demands made by the beneficiaries of such bonds. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the Surety to maintain its current surety bonds through July 31, 2006. The agreement requires the Company to increase the cash collateral held by the Surety in several stages: forty percent collateralization of outstanding bonds by January 31, 2004; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005.

Sources of Cash

The Company has obtained a financial institution’s conditional commitment to fund the Company’s proposed plan of reorganization in the amount of approximately $550 million. The commitment is set to expire on December 18, 2003. The Company cannot provide assurances that a plan of reorganization will be confirmed by the Bankruptcy Court prior to the expiration of the funding commitment, or that financing arrangements could be obtained from alternative sources should confirmation of a plan of reorganization occur after December 18, 2003.

The Company’s liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.

Cash flows provided by operating activities were $26.3 million in the first half of fiscal 2004. This compares to cash flows used in operating activities of $261.7 million (including $261.7 million usage of cash related to the net change from sales of receivables) in the first half of fiscal 2003. Excluding the effect of the accounts receivable securitization activity in the first half of fiscal 2003, comparative cash flows were positively impacted by higher accounts receivable collections offset by higher payments of accounts payable and accrued expenses, reflecting the payment of accrued professional fees associated with the Chapter 11 reorganization process as well as payment of accrued restructuring costs. The uncertainties of the Chapter 11 filing could also have an impact on the Company’s ability to attract and retain customers.

The Company generated $17.9 million and $1.1 million in cash from the sale of non-core businesses and other assets in the first half of fiscal 2004 and fiscal 2003, respectively. On April 15, 2003, the Company sold its European non-lead battery assets for proceeds of $16.3 million. Of this amount, $13.4 million is held in escrow pursuant to the Company’s borrowing arrangements and is included in Restricted cash in the unaudited condensed consolidated balance sheet at September 30, 2003. Remaining proceeds from these sales were primarily used to reduce debt.

Total debt at September 30, 2003 was $1,806.1 million. See Note 11 to the unaudited condensed consolidated financial statements for composition of such debt. Pre-petition indebtedness of the Debtors, amounting to approximately $1,081.3 million, is subject to settlement under the plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

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

Cash flows (used in) provided by financing activities were ($24.2) million and $290.9 million in the first half of fiscal 2004 and fiscal 2003, respectively. Cash flows (used in) provided by financing activities in both periods relate primarily to borrowings and repayments under the DIP Credit Facility and European asset securitization facility.

Prior to the Company’s Chapter 11 filing, and since that time, the Company has experienced a tightening of trade credit availability and terms. In the future there can be no assurance that the Company will be able to obtain and return to trade credit on terms traditionally obtained.

Capital expenditures were $26.2 million and $16.6 million in the first half of fiscal 2004 and fiscal 2003, respectively. Capital expenditures in the first half of fiscal 2003 were impacted by the timing of the Chapter 11 filing and related liquidity availability. Capital expenditures in the first half of fiscal 2004 are also higher due to investment in new technologies for charging batteries.

Financial Instruments and Market Risk

The Company’s ability to utilize financial instruments has been significantly restricted because of the Chapter 11 cases and the resultant tightening, and/or elimination of credit availability with counter-parties. At September 30, 2003 and March 31, 2003, the Company had no outstanding hedging contracts. Accordingly, the Company is now exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates and lead prices.

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

Related Parties

The services of Lisa J. Donahue, Chief Restructuring Officer, are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and AP Services, LLC. Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, is compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provides for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during the three and six months ended September 30, 2003 under the Services Agreement were $2.3 million and $5.2 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Changes to the quantitative and qualitative market risks as of September 30, 2003 are described in Management’s Discussion and Analysis—Liquidity and Capital Resources. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for further information.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, Vice President and Corporate Controller, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer, Vice President and Corporate Controller, together with the other members of management participating in the evaluation, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following General Factors such as: (i) the Company’s ability to implement business strategies and financial reorganization and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (v) the Company’s assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (vi) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company’s results because it is a major constituent in most of the Company’s products, (vii) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (viii) the Company’s consolidation and rationalization of acquired entities requires substantial management time and financial and other resources and is not without risk, (ix) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, (x) the Company is exposed to fluctuations in interest rates on our variable debt which can affect the Company’s results, (xi) general economic conditions, (xii) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs and Bankruptcy Considerations such as: (a) the Company’s ability to continue as a going concern, (b) the Company’s ability to operate in accordance with the terms of and maintain compliance with covenants of the DIP Credit Facility and other financing arrangements, (c) the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases from time to time, (d) the Company’s ability to confirm and consummate a plan of reorganization with respect to the Chapter 11 cases prior to the expiration of the Standstill Agreement or the DIP Credit Facility, (e) the Company’s ability to attract, motivate and retain key personnel, (f) the Company’s ability to obtain and maintain normal terms with vendors and service providers, (g) the Company’s ability to maintain contracts that are critical to our business, and (h) the Company’s ability to attract and retain customers.

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

Former Senior Executives and Battery Quality Matters

On March 23, 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. Under the terms of that settlement, the Company agreed to pay a fine of $27.5 million over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31.0 million for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1.0 million in the third quarter of fiscal 2002. At September 30, 2003, approximately $27.5 million of this reserve remains and is classified as a Liability subject to compromise in the unaudited condensed consolidated financial statements. As a result of the imposition of the automatic stay arising upon the Company’s Chapter 11 filing, the Company has not made installment payments of its $27.5 million fine. The Company is uncertain as to the effect of these non-payments and the bankruptcy filing with respect to the plea agreement. On June 10, 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27.9 million.

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

The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and believes it is entitled to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivables for such reimbursements at September 30, 2003.

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

On April 11, 2003, the following lawsuit was filed in the Delaware Court of Chancery by the official committee of equity holders and its members: Kandathil et. al. v. Exide. The complaint seeks to compel the Company to convene a meeting of stockholders. On April 21, 2003, the Debtors filed a complaint against the official committee of equity holders and its members in the Bankruptcy Court seeking to enjoin their attempts to compel the Company to convene a meeting of stockholders. Hearings on the two complaints have been postponed indefinitely.

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

Margulead filed an Arbitration Claim Form, dated August 13, 2003, pursuant to which it seeks to challenge the arbitrator’s May 7, 2003 Final Arbitration Award and a June 26, 2003 Correction of the Final Award, in which the arbitrator corrected minor typographical errors. The Arbitration Claim Form was filed under Section 68 of the Arbitration Act of 1996 on the basis of alleged “serious irregularity.” The Company is opposing that Application. Further, the Company made an application for an order that Margulead be required to provide security for costs pursuant to Section 70(6) of the Arbitration Act of 1996 in connection with its application to re-open the Final Award. That application was heard by an English Court on October 31, 2003, and was successful. A hearing on this matter has been set for February 16, 2004. The Company does not believe it is likely that Margulead will succeed in any challenge to the arbitrator’s Final Award.

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

Environmental Matters

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively “EH&S laws”). The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 92 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. The Company is currently paying its share of liability at one site. The Company expects its liability will be compromised upon confirmation of a plan of reorganization by the Bankruptcy Court as to a number of additional Superfund sites. In most instances, the Company’s remaining obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all identified PRPs that are financially viable. The Company’s share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company’s estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of September 30, 2003 and March 31, 2003, the amount of such reserves on the Company’s unaudited condensed consolidated balance sheet was $95.7 million and $78.3 million, respectively. Of these amounts, $66.4 million was included in Liabilities subject to compromise at both September 30, 2003 and March 31, 2003. Included in environmental reserves at September 30, 2003 are asset retirement obligations, which the Company recorded upon adoption of SFAS 143. See Note 3 to the unaudited condensed consolidated financial statements. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

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

Other

In February 2002, the Company’s principal French subsidiary, CEAC, was notified by local competition authorities that in connection with certain sales of batteries by several French manufacturers in 1996 and 1997, the subsidiary is alleged to have violated local competition laws. The civil investigative agency in the case recommended a fine be imposed on the Company for $6.8 million, but the Company does not believe that the subsidiary acted improperly A decision by the Council on Competition was issued on September 5, 2003, in which CEAC was ordered to pay a fine of $35 thousand.

From 1957 to 1982, CEAC operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims has received 34 employee claims alleging asbestos-related illnesses, and no such claims have been filed since August 2001. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $132 thousand, $169 thousand and $260 thousand in calendar years 2001, 2002 and 2003, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $45 thousand, $78 thousand, and $200 thousand during the same periods to date for the dependents of four such claimants. Although the Company cannot predict the number or size of any future claims, after consultation with legal counsel the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company has been advised by an employee of its Chinese subsidiary of an investigation by a Chinese customs agency. The subsidiary had total assets of approximately $11.0 million at September 30, 2003 and revenues of $8.7 million for the six months then ended. The Company is seeking further information regarding the nature of the investigation and has not determined the impact this investigation may have on the Company’s results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

2.2	Second Amended Disclosure Statement for Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code

2.3	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code

4.32	Eighth Consent and Waiver to the Credit Agreement, dated October 23, 2003, to the Secured Super Priority Debtor In Possession Credit Agreement.

4.33	Ninth Amendment to the Credit Agreement, dated November 13, 2003, to the Secured Super Priority Debtor In Possession Credit Agreement.

31.1	Certification of Craig H. Muhlhauser, Chairman, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Ian J. Harvie, Interim Chief Financial Officer, Vice President and Corporate Controller, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On October 3, 2003, the Company filed an interim report on Form 8-K announcing the cessation of Biagio N. Vignolo’s employment with the Company, effective September 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ IAN J. HARVIE

Ian J. Harvie Interim Chief Financial Officer, Vice President and Corporate Controller Date: November 14, 2003