Form 10-Q
period 2003-12-31
EXIDE TECHNOLOGIES
filed 2004-02-17
CIK 813781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2003

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

As of February 12, 2004, 27,383,084 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
NET SALES	$653,016	$622,140	$1,825,015	$1,756,492
COST OF SALES	510,925	469,315	1,439,981	1,365,380

Gross profit	142,091	152,825	385,034	391,112

EXPENSES:
Selling, marketing and advertising	65,143	67,258	195,036	193,138
General and administrative	43,181	44,810	127,460	137,155
Restructuring and impairment (Note 16)	12,662	3,837	19,974	14,122
Goodwill impairment charge (Note 8)	—	—	—	37,000
Other (income) expense, net (Note 13)	(20,619)	(5,347)	(34,715)	(12,240)
Interest expense, net (Note 12)	24,758	28,212	74,451	80,170

	125,125	138,770	382,206	449,345

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	16,966	14,055	2,828	(58,233)

REORGANIZATION ITEMS, NET (Note 6)	21,605	8,455	45,917	28,573
INCOME TAX PROVISION	4,080	12,254	4,639	18,236
MINORITY INTEREST	604	337	322	228

Net loss before cumulative effect of change in accounting principle	(9,323)	(6,991)	(48,050)	(105,270)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 3)	—	—	15,593	—

Net loss	$(9,323)	$(6,991)	$(63,643)	$(105,270)

NET LOSS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic and Diluted	$(0.34)	$(0.26)	$(1.75)	$(3.84)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE
Basic and Diluted	$—	$—	$(0.57)	$—

NET LOSS PER SHARE (Note 17)
Basic and Diluted	$(0.34)	$(0.26)	$(2.32)	$(3.84)

WEIGHTED AVERAGE SHARES
Basic and Diluted	27,383	27,383	27,383	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per-share data)

	December 31, 2003	March 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,554	$39,766
Restricted cash	17,729	6,297
Receivables, net of allowance for doubtful accounts of $28,816 and $35,666, respectively	684,257	665,010
Inventories (Note 9)	420,296	399,973
Prepaid expenses and other	21,228	16,451
Deferred financing costs, net	3,310	17,028
Deferred income taxes	37,268	33,233

Total current assets	1,227,642	1,177,758

PROPERTY, PLANT AND EQUIPMENT, NET	545,562	533,375

OTHER ASSETS:
Goodwill, net (Note 8)	536,320	463,920
Other intangibles, net (Note 8)	46,720	47,560
Investments in affiliates	6,477	6,186
Deferred financing costs, net	—	647
Deferred income taxes	82,952	67,017
Other (Note 10)	67,932	70,728

	740,401	656,058

Total assets	$2,513,605	$2,367,191

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Short-term borrowings (Note 11)	$12,485	$7,778
Current maturities of long-term debt (Note 11)	738,581	598,427
Accounts payable	267,947	247,189
Accrued expenses	365,681	324,740

Total current liabilities	1,384,694	1,178,134

LONG-TERM DEBT (Note 11)	23,187	117,405
NONCURRENT RETIREMENT OBLIGATIONS	195,746	170,181
OTHER NONCURRENT LIABILITIES	63,005	41,924
LIABILITIES SUBJECT TO COMPROMISE (Note 7)	1,504,702	1,533,089

Total liabilities	3,171,334	3,040,733

COMMITMENTS AND CONTINGENCIES (Notes 14 and 15)
MINORITY INTEREST	25,250	21,827

STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value 100,000 shares authorized; 27,383 shares issued and outstanding	274	274
Additional paid-in capital	570,589	570,589
Accumulated deficit	(995,647)	(932,004)
Notes receivable—stock award plan	(665)	(665)
Accumulated other comprehensive loss	(257,530)	(333,563)

Total stockholders’ deficit	(682,979)	(695,369)

Total liabilities and stockholders’ deficit	$2,513,605	$2,367,191

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Nine Months Ended
	December 31, 2003	December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,643)	$(105,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation and amortization	72,023	67,919
Cumulative effect of change in accounting principle	15,593	—
Net (gain) loss on asset sales	(4,806)	176
Deferred income taxes	—	3,208
Amortization of original issue discount on notes	—	428
Provision for doubtful accounts	4,825	5,417
Non-cash provision for restructuring	56	3,139
Reorganization items, net	45,917	28,573
Goodwill impairment charge	—	37,000
Minority interest	322	228
Amortization of deferred financing costs	15,649	11,553
Net change from sales of receivables
European Securitization	—	(124,793)
U.S. Securitization	—	(117,455)
Other, net	—	(19,475)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures—
Receivables	33,381	(27,533)
Inventories	10,659	13,345
Prepaid expenses and other	(14,153)	(11,623)
Payables	(11,308)	(11,762)
Accrued expenses	(40,470)	13,274
Noncurrent liabilities	(4,361)	(13,764)
Other, net	(38,802)	(6,739)

Net cash provided by (used in) operating activities	20,882	(254,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44,252)	(28,626)
Proceeds from sales of assets	19,538	1,096

Net cash used in investing activities	(24,714)	(27,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings	3,504	2,908
Borrowings under Senior Secured Global Credit Facilities Agreement	—	6,191
Repayments under Senior Secured Global Credit Facilities Agreement	—	(2,727)
Borrowings under DIP Credit Facility	693,677	691,116
Repayments under DIP Credit Facility	(703,239)	(514,865)
European asset securitization	7,538	139,156
Increase (decrease) in other debt	1,120	(6,406)
Financing costs and other	(400)	(20,772)

Net cash provided by financing activities	2,200	294,601

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5,420	7,159

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,788	20,076
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,766	31,703

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,554	$51,779

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

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

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan on a timely basis, compliance with the provisions of both the debtor-in-possession financing facility (“DIP Credit Facility”) and other ongoing borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 15. The Standstill Agreement and Fifth Amendment to the Credit and Guarantee Agreement (“Standstill Agreement”) originally expired on December 18, 2003. The pre-petition lenders agreed to extend the Standstill Agreement until March 18, 2004, and the DIP Credit Facility was set to expire upon the earlier of the effective date of a final order confirming a consensual revised plan of reorganization or February 15, 2004. On February 4, 2004, the Company filed a motion with the Bankruptcy Court seeking an order authorizing the Company’s pending exit financing lender to accept an assignment of the obligations existing under the DIP Credit Facility, and provide appropriate extensions of the debt maturities or, in the alternative, an order authorizing a further extension of the Standstill Agreement and the DIP Credit Facility.

On February 12, 2004, the Bankruptcy Court entered an interim order permitting the Company to enter into a replacement DIP credit facility (“Replacement DIP”) with the lender who is expected to provide the Company’s exit financing. On February 13, 2004, the Company entered into the Replacement DIP which replaces the prior DIP Credit Facility. The Replacement DIP provides an aggregate financing commitment of $500,000 and expires on May 15, 2004. In addition to refinancing the prior DIP Credit Facility, the Replacement

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DIP refinances the Company’s European accounts receivable securitization facility and provides additional working capital borrowing availability of up to $40,000. On March 15, 2004, the Company will seek final approval of the Replacement DIP, including a standby commitment to refinance the 9.125% Senior Notes which are due April 15, 2004, which commitment is conditioned on, among other things, the Company’s filing of a revised plan of reorganization and the Bankruptcy Court’s approval of a disclosure statement related thereto reasonably satisfactory to the administrative agent and lenders for the Replacement DIP.

The Replacement DIP provides for interest at LIBOR plus 3.75% per annum and contains substantially the same provisions, security interests and financial covenants as the prior DIP Credit Facility. Absent the refinancing described herein, the Company would have required amendment of certain financial covenants under the prior DIP Credit Facility as of December 31, 2003.

In connection with the closing on the Replacement DIP, the lender who is expected to provide the Company’s exit financing extended the expiration of the exit financing commitment to May 15, 2004. In addition, the expiration of the Standstill Agreement was extended to June 18, 2004.

On December 30, 2003, the Bankruptcy Court issued an order denying confirmation of the Company’s Fourth Amended Joint Plan of Reorganization and directed that a status conference be held before the Bankruptcy Court on January 22, 2004 to report on continued plan negotiations. On January 22, 2004, the Company announced that it had reached an agreement in principle with the Official Committee of Unsecured Creditors and the Steering Committee to the Prepetition Lenders as to the terms of a consensual revised plan of reorganization. The Company intends to file a revised plan of reorganization pursuant to this agreement and to seek confirmation thereof as quickly as practicable. If a plan of reorganization is not confirmed by the Bankruptcy Court before the expiration of the Standstill Agreement and Replacement DIP, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan of reorganization confirmed by that time or obtain the necessary extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the Replacement DIP or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan. As a result of the Chapter 11 filing and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will result in material changes to the carrying amount of assets and liabilities in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not, however, include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As debtors-in-possession under Chapter 11, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court. The Company’s operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the Chapter 11 filing, the Company entered into a Standstill Agreement with its pre-petition Senior Secured Global Credit Facility lenders, whereby those lenders have agreed to forbear collection of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until June 18, 2004, subject to earlier termination upon the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest on the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); and 4) default with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche Mark denominated) agreement. See Note 20.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 24, 2003, the Company filed its Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Fourth Amended Plan”). On December 30, 2003, the Bankruptcy Court issued an order denying confirmation of the Fourth Amended Plan. In its accompanying opinion, the Bankruptcy Court found the Debtors’ enterprise value on a going-concern basis to be in the range of $1.4 billion to $1.6 billion. Based, in large part, on its opinion on the value of the Debtors’ estates on a going-concern basis, the Bankruptcy Court held that (1) although the Debtors are authorized to propose a settlement of the Creditors Committee Adversary Proceeding under section 1123(b)(3)(A) of the Bankruptcy Code, the proposed settlement in the Fourth Amended Plan was not fair and equitable; (2) the Fourth Amended Plan’s release and injunction provisions were not approved because general unsecured creditors did not receive fair consideration from the parties proposed to be released in return for such releases; and (3) the Debtors’ proposed distributions to certain general unsecured creditors was not a fair and equitable reallocation of the Prepetition Lenders’ recovery because there may be sufficient value to pay the Prepetition Lenders in full. The Bankruptcy Court’s opinion further urged the parties to continue discussing a consensual exit strategy in light of the above findings and directed that a status conference be held before the Bankruptcy Court on January 22, 2004 to report on continued plan negotiations.

On January 22, 2004, the Company announced that it had reached an agreement in principle with the Official Committee of Unsecured Creditors and the Steering Committee to the Prepetition Lenders as to the terms of a consensual revised plan of reorganization. The Company intends to file a revised plan of reorganization pursuant to this agreement and to seek confirmation thereof as quickly as practicable. Under the agreement in

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principle, the Prepetition Lenders would receive 90% of the new common stock of the reorganized Company, subject to dilution, and the unsecured creditors would share 10% of the new common stock of the reorganized Company, subject to dilution, plus warrants to purchase 20% of the new common stock of the reorganized Company, subject to dilution. The agreement in principle and any revised plan of reorganization is subject to voting by creditors and must be approved by the Bankruptcy Court before it may become effective.

On February 12, 2004, the Bankruptcy Court entered an interim order permitting the Company to enter into a Replacement DIP with the lender who is expected to provide the Company’s exit financing. On February 13, 2004, the Company entered into the Replacement DIP which replaces the prior DIP Credit Facility. The Replacement DIP provides an aggregate financing commitment of $500,000 and expires on May 15, 2004. In addition to refinancing the prior DIP Credit Facility, the Replacement DIP refinances the Company’s European accounts receivable securitization facility and provides additional working capital borrowing availability of up to $40,000. On March 15, 2004, the Company will seek final approval of the Replacement DIP, including a standby commitment to refinance the 9.125% Senior Notes which are due April 15, 2004, which commitment is conditioned on, among other things, the Company’s filing of a revised plan of reorganization and the Bankruptcy Court’s approval of a disclosure statement related thereto reasonably satisfactory to the administrative agent and lenders for the Replacement DIP.

The Replacement DIP provides for interest at LIBOR plus 3.75% per annum and contains substantially the same provisions, security interests and financial covenants as the prior DIP Credit Facility. Absent the refinancing described herein, the Company would have required amendment of certain financial covenants under the prior DIP Credit Facility as of December 31, 2003.

In connection with the closing on the Replacement DIP, the lender who is expected to provide the Company’s exit financing extended the expiration of the exit financing commitment to May 15, 2004. In addition, the expiration of the Standstill Agreement was extended to June 18, 2004.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11. The Company’s future results are dependent upon its confirming and implementing, on a timely basis, a plan of reorganization. However, under the agreement in principle, the Company’s 10% senior notes and convertible senior subordinated notes would be converted into new common stock of the reorganized Company, and the Company’s current common stock would be cancelled.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs. These estimates are determined through a combination of methods including outside estimates of likely expense and the Company’s historical experience in the management of these matters. Future findings or changes in estimates could result in either an increase or decrease in the asset retirement obligation.

Had the provisions of SFAS 143 been in effect as of April 1, 2002, the pro forma asset retirement obligation would have been $15,593 as of April 1, 2002 and March 31, 2003. The pro forma impact on net loss before cumulative effect of change in accounting principle for the nine months ended December 31, 2002 would have been immaterial.

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

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

(Unaudited, in thousands)

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Nine Months Ended December 31, 2003	For the Period From April 15, 2002 Through December 31, 2002
NET SALES	$237,633	$243,659	$720,164	$715,113
COST OF SALES	191,270	188,815	585,711	566,892

Gross profit	46,363	54,844	134,453	148,221
EXPENSES:
Selling, marketing and advertising	22,704	27,322	73,032	75,377
General and administrative	16,467	20,677	50,435	58,137
Restructuring	946	2,369	2,251	9,247
Other income, net	(4,236)	(4,319)	(8,389)	(5,641)
Interest expense, net	14,259	13,696	42,619	40,539

Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(3,777)	(4,901)	(25,495)	(29,438)
REORGANIZATION ITEMS, net (Note 6)	19,062	7,043	43,374	25,509
INCOME TAX PROVISION	—	—	—	—

Net loss before cumulative effect of change in accounting principle	(22,839)	(11,944)	(68,869)	(54,947)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE 3)	—	—	15,593	—

Net loss	$(22,839)	$(11,944)	$(84,462)	$(54,947)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED BALANCE SHEETS

(Unaudited, in thousands)

	December 31, 2003	March 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,272	$8,434
Receivables, net	136,917	161,341
Intercompany receivables	34,053	44,849
Inventories	131,117	139,622
Prepaid expenses and other	18,445	23,449

Total current assets	324,804	377,695

PROPERTY, PLANT AND EQUIPMENT, net	235,183	247,939

OTHER ASSETS:
Goodwill and other intangibles, net	40,965	40,965
Investments in affiliates	1,760	2,118
Deferred financing costs, net	—	647
Intercompany notes receivable	283,019	236,593
Other	42,370	45,451

	368,114	325,774

Total assets	$928,101	$951,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$54,764	$60,263
Accrued interest payable	51,111	28,224
Accrued expenses	104,075	84,085
Current maturities of long-term debt (DIP Facility)	159,202	168,764

Total current liabilities	369,152	341,336

NONCURRENT RETIREMENT OBLIGATIONS	14,949	10,437
OTHER NONCURRENT LIABILITIES	15,593	—
LIABILITIES SUBJECT TO COMPROMISE	1,504,702	1,533,089

Total liabilities	1,904,396	1,884,862
STOCKHOLDERS’ DEFICIT
Total stockholders’ deficit	(976,295)	(933,454)

Total liabilities and stockholders’ deficit	$928,101	$951,408

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended December 31, 2003	For the Three Months Ended December 31, 2002	For the Nine Months Ended December 31, 2003	For the Period From April 15, 2002 Through December 31, 2002
CASH RECEIPTS:
Customer receipts	$261,650	$265,481	$752,590	$752,949
Other third party receipts	4,866	—	13,001	—
Borrowings under DIP Credit Facility	247,477	224,450	693,677	691,116
Intercompany receipts from non-Debtor entities	75,912	48,987	146,911	65,072

Total cash receipts	589,905	538,918	1,606,179	1,509,137

CASH DISBURSEMENTS:
Supplier payments	(96,162)	(89,559)	(262,624)	(250,478)
Repurchase of securitized accounts receivable	—	—	—	(117,455)
Financing costs, fees and interest	(3,130)	(3,120)	(9,083)	(31,239)
Capital expenditures	(6,268)	(3,247)	(17,615)	(11,695)
Freight and logistics	(30,620)	(26,417)	(91,856)	(72,039)
Leasing and rental costs	(10,550)	(13,803)	(32,993)	(31,246)
Payroll and benefits	(83,824)	(66,038)	(250,405)	(187,635)
Professional / consulting fees	(14,789)	(8,469)	(39,120)	(17,695)
Taxes	(4,025)	(2,397)	(9,107)	(14,010)
Utilities	(11,595)	(13,974)	(44,527)	(34,832)
Other disbursements	(29,871)	(42,191)	(70,010)	(121,472)
Intercompany loans to non-Debtor entities	(44,262)	(24,500)	(79,762)	(103,500)
Repayments under DIP Credit Facility	(254,325)	(243,332)	(703,239)	(514,865)

Total cash disbursements	(589,421)	(537,047)	(1,610,341)	(1,508,161)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	484	1,871	(4,162)	976
CASH AT BEGINNING OF PERIOD	3,788	3,820	8,434	4,715

CASH AT END OF PERIOD	$4,272	$5,691	$4,272	$5,691

The Company’s unaudited condensed consolidated statement of operations for the nine months ended December 31, 2002 also includes Reorganization items, net (consisting primarily of professional fees) for the period prior to the Petition Date from April 1 to April 14, 2002 and professional fees incurred by non-Debtor subsidiaries.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) COMPREHENSIVE LOSS

Total comprehensive income (loss) and its components are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Net loss	$(9,323)	$(6,991)	$(63,643)	$(105,270)
Reclassification to earnings of cash flow hedges	—	—	—	2,083
Change in cumulative translation adjustment	41,879	30,786	76,033	55,196

Total comprehensive income (loss)	$32,556	$23,795	$12,390	$(47,991)

(6) REORGANIZATION ITEMS

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the unaudited condensed consolidated statements of operations.

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Professional fees	$20,979	$8,525	$44,709	$26,835
Employee costs	900	375	2,110	1,125
Interest income	(274)	(445)	(902)	(1,470)
Other	—	—	—	2,083

Total reorganization items	$21,605	$8,455	$45,917	$28,573

Net cash paid for reorganization items during the three and nine months ended December 31, 2003 was $10,291 and $29,278, respectively, and during the three and nine months ended December 31, 2002 was $8,781 and $17,904, respectively.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the components of the liabilities classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets:

	December 31, 2003	March 31, 2003
Accounts payable	$67,300	$72,115
Accrued interest payable	19,403	19,403
Restructuring reserve	7,686	8,212
Warranty reserve	3,435	12,921
Accrued expenses	58,597	62,114
Retirement obligations	128,293	128,293
Long-term debt (Note 11)	1,081,293	1,081,293
Other liabilities	138,695	148,738

Total liabilities subject to compromise	$1,504,702	$1,533,089

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company completed its latest annual impairment assessment of goodwill effective December 31, 2003, utilizing its most recently updated five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. As a result of the comparison of the book carrying values of its reporting segments, including goodwill, against these estimated fair values; the Company determined that no goodwill impairment charges were required. As a result of the Chapter 11 filing, and consideration of various strategic alternatives, including possible asset sales, the Company would expect that any reorganization plan will result in material changes to the carrying amount of assets and liabilities, including goodwill, in the unaudited condensed consolidated financial statements.

Summarized goodwill activity is as follows:

For the Nine Months Ended December 31, 2003
Goodwill, net at beginning of period	$463,920
Currency translation	72,400

Goodwill, net at end of period	$536,320

The amounts of goodwill, net allocated to the Company’s Transportation, Motive Power and Network Power segments are approximately $311,066, $225,254 and $0, respectively, at December 31, 2003.

At December 31, 2003 and March 31, 2003, net intangible assets include trademarks of $38,600, which are not subject to amortization, and technology that is amortized over its useful life of 10 years. The technology gross carrying amount was $10,900 at December 31, 2003 and March 31, 2003, and the related accumulated amortization was $2,780 and $1,940 at December 31, 2003 and March 31, 2003, respectively.

(9) INVENTORIES

Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	December 31, 2003	March 31, 2003
Raw materials	$74,309	$74,756
Work-in-process	80,868	81,577
Finished goods	265,119	243,640

	$420,296	$399,973

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) OTHER ASSETS

Other assets consist of:

	December 31, 2003	March 31, 2003
Deposits	$24,530	$24,530
Pension assets	18,617	16,886
Capitalized software, net	14,292	16,864
Loan to affiliate	4,935	4,935
Other	5,558	7,513

	$67,932	$70,728

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

(11) DEBT

At December 31, 2003 and March 31, 2003, short-term borrowings of $12,485 and $7,778, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent.

Total long-term debt comprises the following:

	December 31, 2003	March 31, 2003
Debt Not Subject To Compromise:
DIP Credit Facility—Borrowings at LIBOR plus 3.75%(2)	$159,202	$168,764
Senior Secured Global Credit Facility (Europe)—Borrowings primarily at LIBOR plus 4.75% to 5.25%(2)	275,700	271,415
9.125% Senior Notes (Deutsche mark denominated, due April 15, 2004)(2)	112,552	96,634
European Accounts Receivable Securitization(2)	187,200	155,465
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	27,114	23,554

Total debt not subject to compromise	761,768	715,832
Less—current maturities (included in total debt not subject to compromise above)	738,581	598,427

	$23,187	$117,405

Debt Subject To Compromise:
Senior Secured Global Credit Facility (U.S.)—Borrowings primarily at LIBOR plus 4.75% to 5.25%	$458,965	$458,965
10% Senior Notes, due April 15, 2005	300,000	300,000
Convertible Senior Subordinated Notes, due December 15, 2005	321,132	321,132
Other	1,196	1,196

Total debt subject to compromise (Note 7)	$1,081,293	$1,081,293

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.
(2)	Debt classified as current based upon maturity dates of the respective agreements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total debt at December 31, 2003 and March 31, 2003 was $1,855,546 and $1,804,903, respectively, (including amounts subject to compromise).

On April 15, 2002, the Company and three of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the filing, the Company also entered into a Standstill Agreement with its pre-petition Senior Secured Global Credit Facility lenders, whereby the lenders have agreed to forbear collections of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until June 18, 2004, subject to earlier termination upon the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest on the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); and 4) default with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche Mark denominated) agreement. See Note 20. The Company continues to accrue interest of the Debtors under the pre-petition Senior Secured Global Credit Facility and makes adequate protection payments subject to liquidity calculations prescribed in the DIP Credit Facility. Borrowings under the Senior Secured Global Credit Facility by Debtors within the Chapter 11 case are subject to compromise.

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

Borrowings under the DIP Credit Facility bear interest at Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes certain accounts receivable and inventory in the U.S. and certain property in the U.S. and Europe. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain monthly specified levels of earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens or guarantees, enter into leases, sell or dispose of assets, change the nature of the Company’s business or enter into related party transactions. The Standstill Agreement originally expired on December 18, 2003. The pre-petition lenders agreed to extend the Standstill Agreement until March 18, 2004, and the DIP Credit Facility was set to expire upon the earlier of the effective date of a final order confirming a consensual revised plan of reorganization or February 15, 2004. On February 4, 2004, the Company filed a motion with the Bankruptcy Court seeking an order authorizing the Company’s pending exit financing lender to accept an assignment of the obligations existing under the DIP Credit Facility and provide appropriate extensions of the debt maturities or, in the alternative, an order authorizing a further extension of the Standstill Agreement and the DIP Credit Facility.

On February 12, 2004, the Bankruptcy Court entered an interim order permitting the Company to enter into a Replacement DIP with the lender who is expected to provide the Company’s exit financing. On February 13, 2004, the Company entered into the Replacement DIP which replaces the prior DIP Credit Facility. The Replacement DIP provides an aggregate financing commitment of $500,000 and expires on May 15, 2004. In addition to refinancing the prior DIP Credit Facility, the Replacement DIP refinances the Company’s European accounts receivable securitization facility and provides additional working capital borrowing availability of up to $40,000. On March 15, 2004, the Company will seek final approval of the Replacement DIP, including a standby commitment to refinance the 9.125% Senior Notes which are due April 15, 2004, which commitment is conditioned on, among other things, the Company’s filing of a revised plan of reorganization and the Bankruptcy Court’s approval of a disclosure statement related thereto reasonably satisfactory to the administrative agent and lenders for the Replacement DIP.

The Replacement DIP provides for interest at LIBOR plus 3.75% per annum and contains substantially the same provisions, security interests and financial covenants as the prior DIP Credit Facility. Absent the refinancing described herein, the Company would have required amendment of certain financial covenants under the prior DIP Credit Facility as of December 31, 2003.

In connection with the closing on the Replacement DIP, the lender who is expected to provide the Company’s exit financing extended the expiration of the exit financing commitment to May 15, 2004. In addition, the expiration of the Standstill Agreement was extended to June 18, 2004.

Total availability under the DIP Credit Facility as of December 31, 2003 was $32,900.

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

(12) INTEREST EXPENSE, NET

Interest income of $251 and $498 is included in Interest expense, net for the three months ended December 31, 2003 and 2002, respectively. Interest income of $896 and $1,312 is included in Interest expense, net for the nine months ended December 31, 2003 and 2002, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing is recorded in Reorganization items, net in the unaudited condensed consolidated statements of operations. See Note 6.

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets in accordance with SOP 90-7. Interest is being accrued on certain pre-petition debt to the extent that the Company believes it is probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the three and nine months ended December 31, 2003 was approximately $10,241 and $31,052, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13) OTHER (INCOME) EXPENSE, NET

Other (income) expense, net comprises:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Losses on sales of accounts receivable	$3,168	$2,829	$9,309	$8,566

Net gain on asset sales	(1,502)	72	(4,806)	(550)
Equity income	(554)	(513)	(1,600)	(1,436)

Currency gain, net	(22,816)	(8,191)	(40,244)	(20,448)
Other	1,085	456	2,626	1,628

	$(20,619)	$(5,347)	$(34,715)	$(12,240)

On April 15, 2003, the Company sold its European non-lead battery assets to SAFT, a subsidiary of Alcatel, for proceeds of $16,300. Of this amount, $14,466 is held in escrow pursuant to the Company’s borrowing arrangements and is included in Restricted cash in the unaudited condensed consolidated balance sheet at December 31, 2003. This sale resulted in a gain of $3,175.

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

Former Senior Executives and Battery Quality Matters

On March 23, 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

batteries between 1994 and 1997. Under the terms of that settlement, the Company agreed to pay a fine of $27,500 over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31,000 for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1,000 in the third quarter of fiscal 2002. At December 31, 2003, approximately $27,500 of this reserve remains and is classified as a Liability subject to compromise. As a result of the imposition of the automatic stay arising upon the Company’s Chapter 11 filing, the Company has not made installment payments of its $27,500 fine. The Company is uncertain as to the effect of these non-payments and the bankruptcy filing with respect to the plea agreement. On June 10, 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27,900.

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

The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and believes it is entitled to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivables for such reimbursements at December 31, 2003.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17,000 in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. On November 19, 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and, moreover, holding that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. The Company plans to vigorously defend the action and pursue the counterclaim.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 94 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. At one site the Company has performed a reduced set of obligations under an arrangement with the government which has not yet been formally approved in writing. The Company expects its liability will be compromised upon confirmation of a plan of reorganization by the Bankruptcy Court as to a number of additional Superfund sites. In most instances, the Company’s remaining obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all identified PRPs that are financially viable. The Company’s share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company’s estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of December 31, 2003 and March 31, 2003, the amount of such reserves on the Company’s unaudited condensed consolidated balance sheets was $97,025 and $78,340, respectively. Of these amounts, $66,362 was included in Liabilities subject to compromise at both December 31, 2003 and March 31, 2003. Included in environmental reserves at December 31, 2003 are asset retirement obligations, which the Company recorded upon adoption of SFAS 143. See Note 3. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

In the United States, the Company has advised each state and federal authority with whom the Company has negotiated plans for environmental investigations or remediation of the Debtors’ Chapter 11 filing as required by those agreements or applicable rules. In some cases these authorities may require the Company to undertake certain agreed remedial activities under a modified schedule, or may seek to negotiate or require modified remedial activities. Such requests have been received at several sites and are the subject of ongoing discussions. At this time no requests or directives have been received which, individually or in the aggregate, would materially alter the Company’s reserves or have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

Other

From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims has received 34 employee claims alleging asbestos-related illnesses, and no such claims have been filed since August 2001. For some of those claims, CEAC is obligated to and has indemnified the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agency in accordance with French law for approximately $132, $169 and $260 in calendar years 2001, 2002 and 2003, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $45, $78, and $200, during the same periods to date for the dependents of four such claimants. Although the Company cannot predict the number or size of any future claims, after consultation with legal counsel the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company’s Shanghai, China subsidiary, Exide Shanghai, has been informed by the Shanghai Customs Administration that it is the subject of an investigation. An Exide Shanghai employee was detained and subsequently released by the authorities pending completion of the investigation. Based on Peoples Republic of China law, as well as Shanghai provincial law, the Shanghai Customs Administration has not disclosed the nature of the investigation or the charges which may result. The Company continues to seek further information regarding the nature of the investigation. Exide Shanghai had total assets of approximately $12,000 at December 31, 2003 and revenues of $11,300 for the nine months then ended.

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

At December 31, 2003, the Company had outstanding letters of credit with a face value of $6,073 ($36 of which was pre-petition) and surety bonds with a face value of $43,265. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The financial institution issuing the surety bonds (the “Surety”) holds approximately $7,000 in cash collateral as security against demands made by the beneficiaries of such bonds. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the Surety to maintain its current surety bonds through July 31, 2006. The agreement requires the Company to increase the cash collateral held by the Surety in several stages: forty percent collateralization of outstanding bonds by January 31, 2004; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. The Company has reached an agreement with the Surety regarding the terms of the initial forty percent collateralization: $750 to be paid by February 15, 2004 and the remainder to be paid within fifteen (15) days of the Company closing its exit financing agreements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2003, bank guarantees with a face value of $5,492 were outstanding.

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

A reconciliation of changes in the Company’s consolidated warranty liability for the nine months ended December 31, 2003 follows:

Balance at March 31, 2003	$62,464
Accrual for warranties provided during the period	36,551
Settlements made (in cash or credit) during the period	(40,403)
Currency translation	5,508

Balance at December 31, 2003	$64,120

(16) RESTRUCTURING AND IMPAIRMENT

The Company previously implemented certain restructuring activities as part of an overall program to reduce costs, eliminate excess capacity and improve cash flows, including activities in connection with the September 2000 acquisition of GNB.

During the third quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $12,662, representing $11,857 for severance and $805 for related closure costs. During the second quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $4,827, representing $4,121 for severance and $706 for related closure costs. During the first quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $2,485, representing $1,936 for severance, $493 for related closure costs and $56 for a non-cash charge related to the write-down of machinery and equipment. These charges resulted from actions completed during fiscal 2004 related to the Motive and Network consolidation efforts in Europe, the announced closure of the Company’s Weiden, Germany Network Power facility, Corporate severance, Europe Transportation headcount reductions and the closure of a North American Transportation facility. Approximately 330 positions have been eliminated in connection with the third quarter fiscal 2004 plans, 100 positions have been eliminated in connection with the second quarter fiscal 2004 plans and approximately 75 positions have been eliminated in connection with the first quarter fiscal 2004 plans.

Summarized restructuring reserve activity follows:

	Severance Costs	Closure Costs	Total
Balance at March 31, 2003	$19,360	$13,524	$32,884
Charges, fiscal 2004	17,914	2,004	19,918
Payments and currency translation	(17,446)	(3,426)	(20,872)

Balance at December 31, 2003	$19,828	$12,102	$31,930

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(18) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. This Interpretation addresses consolidation by business enterprises of certain variable interest entities (“VIEs”). The Interpretation is effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. For variable interests in special purpose entities created before February 1, 2003, the provisions of this Interpretation became applicable on December 31, 2003. For all other variable interests in VIEs created before February 1, 2003, the provisions of this Interpretation will be applicable on March 31, 2004. Further, the disclosure requirements of the Interpretation are applicable for all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created. The Company has performed an evaluation to identify such entities and does not believe that any entities fall within the scope of this standard, other than the special purpose entity established in connection with the Company’s European accounts receivable securitization facility, which is accounted for as a secured borrowing in accordance with the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company adopted SFAS 150 as of July 1, 2003. As of December 31, 2003, and for the nine months then ended, the Company had no such financial instruments outstanding.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

railroads, photovoltaic and other critical uninterruptible power supply markets. Motive Power applications include batteries for a broad range of equipment uses including lift trucks, mining and other commercial vehicles.

Certain asset information required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company’s operations.

(20) SUBSEQUENT EVENTS

On February 12, 2004, the Bankruptcy Court entered an interim order permitting the Company to enter into a Replacement DIP with the lender who is expected to provide the Company’s exit financing. On February 13, 2004, the Company entered into the Replacement DIP which replaces the prior DIP Credit Facility. The Replacement DIP provides an aggregate financing commitment of $500,000 and expires on May 15, 2004. In addition to refinancing the prior DIP Credit Facility, the Replacement DIP refinances the Company’s European accounts receivable securitization facility and provides additional working capital borrowing availability of up to $40,000. On March 15, 2004, the Company will seek final approval of the Replacement DIP, including a standby commitment to refinance the 9.125% Senior Notes which are due April 15, 2004, which commitment is conditioned on, among other things, the Company’s filing of a revised plan of reorganization and the Bankruptcy Court’s approval of a disclosure statement related thereto reasonably satisfactory to the administrative agent and lenders for the Replacement DIP.

The Replacement DIP provides for interest at LIBOR plus 3.75% per annum and contains substantially the same provisions, security interests and financial covenants as the prior DIP Credit Facility. Absent the refinancing described herein, the Company would have required amendment of certain financial covenants under the prior DIP Credit Facility as of December 31, 2003.

In connection with the closing on the Replacement DIP, the lender who is expected to provide the Company’s exit financing extended the expiration of the exit financing commitment to May 15, 2004. In addition, the expiration of the Standstill Agreement was extended to June 18, 2004.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended December 31, 2003
	Transportation	Motive Power	Network Power	Other (a)	Consolidated
Net sales	$421,947	$132,548	$98,521	$—	$653,016
Gross profit	88,839	30,406	22,846	—	142,091
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(c)	50,502	6,981	(3,196)	(37,321)	16,966

	For the Three Months Ended December 31, 2002
	Transportation	Motive Power	Network Power	Other (a)	Consolidated
Net sales	$397,878	$125,599	$98,663	$—	$622,140
Gross profit	95,121	28,806	28,898	—	152,825
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(d)	53,120	7,129	12,981	(59,175)	14,055

	For the Nine Months Ended December 31, 2003
	Transportation	Motive Power	Network Power	Other (a)	Consolidated
Net sales	$1,149,862	$380,901	$294,252	$—	$1,825,015
Gross profit	229,930	85,590	69,514	—	385,034
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(e)	112,978	13,491	14,879	(138,520)	2,828

	For the Nine Months Ended December 31, 2002
	Transportation	Motive Power	Network Power (b)	Other (a)	Consolidated
Net sales	$1,126,162	$349,432	$280,898	$—	$1,756,492
Gross profit	237,280	79,916	73,916	—	391,112
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(f)	113,267	15,480	(19,409)	(167,571)	(58,233)

(a)	Other includes corporate expenses, interest expense, net, currency remeasurement loss (gain) and losses on sales of accounts receivable.
(b)	Includes a goodwill impairment charge of $37,000 (see Note 8).
(c)	Includes restructuring charges of $1,115, $1,323, $8,849 and $1,375 within Transportation, Motive, Network and Other, respectively.
(d)	Includes restructuring charges of $3,212, $(224), $(437) and $1,286 within Transportation, Motive, Network and Other, respectively).
(e)	Includes restructuring charges of $3,031, $3,830, $10,846 and $2,267 within Transportation, Motive, Network and Other, respectively.
(f)	Includes restructuring charges of $7,081, $54, $5,357 and $1,630 within Transportation, Motive, Network and Other, respectively.

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

On April 11, 2003, the following lawsuit was filed in the Delaware Court of Chancery by the official committee of equity holders and its members: Kandathil et. al. v. Exide, The complaint seeks to compel the Company to convene a meeting of stockholders. On April 21, 2003, the Debtors filed a complaint against the official committee of equity holders and its members in the Bankruptcy Court seeking to enjoin their attempts to compel the Company to convene a meeting of stockholders. Hearings on the two complaints have been postponed indefinitely. On October 24, 2003, the Company filed its Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Fourth Amended Plan”). On December 30, 2003, the Bankruptcy Court issued an order denying confirmation of the Fourth Amended Plan. In its accompanying opinion, the Bankruptcy Court found the Debtors’ enterprise value on a going-concern basis to be in the range of $1.4 billion to $1.6 billion. Based, in large part, on its opinion on the value of the Debtors’ estates on a going-concern basis, the Bankruptcy Court held that (1) although the Debtors are authorized to propose a settlement of the Creditors Committee Adversary Proceeding under section 1123(b)(3)(A) of the Bankruptcy Code, the proposed settlement in the Fourth Amended Plan was not fair and equitable; (2) the Fourth Amended Plan’s release and injunction provisions were not approved because general unsecured creditors did not receive fair consideration from the parties proposed to be released in return for such releases; and (3) the Debtors’ proposed distributions to certain general unsecured creditors was not a fair and equitable reallocation of the Prepetition Lenders’ recovery because there may be sufficient value to pay the Prepetition Lenders in full. The Bankruptcy Court’s opinion further urged the parties to continue discussing a consensual exit strategy in light of the above findings and directed that a status conference be held before the Bankruptcy Court on January 22, 2004 to report on continued plan negotiations.

On January 22, 2004, the Company announced that it had reached an agreement in principle with the Official Committee of Unsecured Creditors and the Steering Committee to the Prepetition Lenders as to the terms of a consensual revised plan of reorganization. The Company intends to file a revised plan of reorganization pursuant to this agreement and to seek confirmation thereof as quickly as practicable. Under the agreement in principle, the Prepetition Lenders would receive 90% of the new common stock of the reorganized Company, subject to dilution, and the unsecured creditors would share 10% of the new common stock of the reorganized Company, subject to dilution, plus warrants to purchase 20% of the new common stock of the reorganized Company, subject to dilution. The agreement in principle and any revised plan of reorganization is subject to voting by creditors and must be approved by the Bankruptcy Court before it may become effective.

On February 12, 2004, the Bankruptcy Court entered an interim order permitting the Company to enter into a replacement DIP credit facility (“Replacement DIP”) with the lender who is expected to provide the Company’s exit financing. On February 13, 2004, the Company entered into the Replacement DIP which replaces the prior DIP Credit Facility. The Replacement DIP provides an aggregate financing commitment of $500.0 million and expires on May 15, 2004. In addition to refinancing the prior DIP Credit Facility, the Replacement DIP refinances the Company’s European accounts receivable securitization facility and provides additional working capital borrowing availability of up to $40.0 million. On March 15, 2004, the Company will seek final approval of the replacement DIP, including a standby commitment to refinance the 9.125% Senior Notes which are due April 15, 2004, which commitment is conditioned on, among other things, the Company’s filing of a revised plan of reorganization and the Bankruptcy Court’s approval of a disclosure statement related thereto reasonably satisfactory to the administrative agent and lenders for the Replacement DIP.

The Replacement DIP provides for interest at LIBOR plus 3.75% per annum and contains substantially the same provisions, security interests and financial covenants as the prior DIP Credit Facility. Absent the refinancing described herein, the Company would have required amendment of certain financial covenants under the prior DIP Credit Facility as of December 31, 2003.

In connection with the closing on the Replacement DIP, the lender who is expected to provide the Company’s exit financing extended the expiration of the exit financing commitment to May 15, 2004. In addition, the expiration of the Standstill Agreement was extended to June 18, 2004.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business, various creditors and security holders, or when it may be possible for the Debtors to emerge from Chapter 11. The Company’s future results are dependent upon its confirming and implementing, on a timely basis, a plan of reorganization. However, under the agreement in principle, the Company’s 10% senior notes and convertible senior subordinated notes would be converted into new common stock of the reorganized Company, and the Company’s current common stock would be cancelled.

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

Lead. Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-fourth of the Company’s cost of goods sold. The market price of lead fluctuates. The price of lead on global commodity markets has increased approximately 35% since September 30, 2003, which could adversely affect future results. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers resist price increases.

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

The ability of the Company to continue as a going concern is predicated upon, among other things, confirmation of a bankruptcy reorganization plan on a timely basis, compliance with the provisions of both the DIP Credit Facility and other ongoing borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations as well as certain contingencies described in Note 15. The Standstill Agreement originally expired on December 18, 2003. The pre-petition lenders agreed to extend the Standstill Agreement until March 18, 2004, and the DIP Credit Facility was set to expire on the earlier of the effective date of a final order confirming a consensual revised plan of reorganization or February 15, 2004. On February 4, 2004, the Company filed a motion with the Bankruptcy Court seeking an order authorizing the Company’s pending exit financing lender to accept an assignment of the obligations existing under the DIP Credit Facility and provide appropriate extensions of the debt maturities or, in the alternative, an order authorizing a further extension of the Standstill Agreement and the DIP Credit Facility.

On February 12, 2004, the Bankruptcy Court entered an interim order permitting the Company to enter into a Replacement DIP with the lender who is expected to provide the Company’s exit financing. On February 13, 2004, the Company entered into the Replacement DIP which replaces the prior DIP Credit Facility. The Replacement DIP provides an aggregate financing commitment of $500.0 million and expires on May 15, 2004. In addition to refinancing the prior DIP Credit Facility, the Replacement DIP refinances the Company’s European accounts receivable securitization facility and provides additional working capital borrowing availability of up to $40.0 million. On March 15, 2004, the Company will seek final approval of the Replacement DIP, including a standby commitment to refinance the 9.125% Senior Notes which are due April 15, 2004, which commitment is conditioned on, among other things, the Company’s filing of a revised plan of reorganization and the Bankruptcy Court’s approval of a disclosure statement related thereto reasonably satisfactory to the administrative agent and lenders for the Replacement DIP.

The Replacement DIP provides for interest at LIBOR plus 3.75% per annum and contains substantially the same provisions, security interests and financial covenants as the prior DIP Credit Facility. Absent the refinancing described herein, the Company would have required amendment of certain financial covenants under the prior DIP Credit Facility as of December 31, 2003.

In connection with the closing on the Replacement DIP, the lender who is expected to provide the Company’s exit financing extended the expiration of the exit financing commitment to May 15, 2004. In addition, the expiration of the Standstill Agreement was extended to June 18, 2004.

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

On October 24, 2003, the Company filed its Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Fourth Amended Plan”). On December 30, 2003, the Bankruptcy Court issued an order denying confirmation of the Fourth Amended Plan. In its accompanying opinion, the Bankruptcy Court found the Debtors’ enterprise value on a going-concern basis to be in the range of $1.4 billion to $1.6 billion. Based, in large part, on its opinion on the value of the Debtors’ estates on a going-concern basis, the Bankruptcy Court held that (1) although the Debtors are authorized to propose a settlement of the Creditors Committee Adversary Proceeding under section 1123(b)(3)(A) of the Bankruptcy Code, the proposed settlement in the Fourth Amended Plan was not fair and equitable; (2) the Fourth Amended Plan’s release and injunction provisions were not approved because general unsecured creditors did not receive fair consideration from the parties proposed to be released in return for such releases; and (3) the Debtors’ proposed distributions to certain general unsecured creditors was not a fair and equitable reallocation of the Prepetition Lenders’ recovery because there may be sufficient value to pay the Prepetition Lenders in full. The Bankruptcy Court’s opinion further urged the parties to continue discussing a consensual exit strategy in light of the above findings and directed that a status conference be held before the Bankruptcy Court on January 22, 2004 to report on continued plan negotiations.

On January 22, 2004, the Company announced that it had reached an agreement in principle with the Official Committee of Unsecured Creditors and the Steering Committee to the Prepetition Lenders as to the terms of a consensual revised plan of reorganization. The Company intends to file a revised plan of reorganization pursuant to this agreement and to seek confirmation thereof as quickly as practicable. Under the agreement in principle, the Prepetition Lenders would receive 90% of the new common stock of the reorganized Company, subject to dilution, and the unsecured creditors would share 10% of the new common stock of the reorganized Company, subject to dilution, plus warrants to purchase 20% of the new common stock of the reorganized Company, subject to dilution. The agreement in principle and any revised plan of reorganization is subject to voting by creditors and must be approved by the Bankruptcy Court before it may become effective.

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

Results of Operations

Three months ended December 31, 2003 compared with three months ended December 31, 2002

Overview

Net loss for the third quarter of fiscal 2004 was $9.3 million, or $0.34 per diluted share versus the third quarter of fiscal 2003 net loss of $7.0 million, or $0.26 per diluted share. Third quarter fiscal 2004 results include restructuring costs of $12.7 million and reorganization items in connection with the bankruptcy of $21.6 million. Third quarter fiscal 2003 results include restructuring costs of $3.8 million and reorganization items in connection with the bankruptcy of $8.5 million. In addition, currency remeasurement gains of $22.8 million and $8.2 million, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the third quarter of fiscal 2004 and 2003, respectively.

Net Sales

Net sales were $653.0 million in the third quarter of fiscal 2004 versus $622.1 million in the third quarter of fiscal 2003. Sales volumes were lower in all three of the Company’s business segments during the third quarter of fiscal 2004. Currency positively impacted net sales in the third quarter of fiscal 2004 by approximately $61.4 million.

Transportation net sales were $421.9 million in the third quarter of fiscal 2004 versus $397.9 million in the third quarter of fiscal 2003. Transportation revenues in North America declined due to reduced unit volumes, in both the aftermarket and original equipment channels, while European volumes declined in the original equipment channel following the loss of certain original equipment business. European selling prices for the third quarter of fiscal 2004 were lower than the third quarter of fiscal 2003, principally because of competitive pricing pressures. Currency positively impacted Transportation net sales in the third quarter of fiscal 2004 by approximately $34.7 million.

Motive Power net sales in the third quarter of fiscal 2004 were $132.5 million versus $125.6 million in the third quarter of fiscal 2003. Lower volumes and competitive pricing pressures in Europe within both the original equipment and aftermarket channels were partially offset by higher volumes and lower warranty costs in North America. Currency positively impacted Motive Power net sales in the third quarter of fiscal 2004 by approximately $15.8 million.

Network Power net sales in the third quarter of fiscal 2004 were $98.5 million versus $98.6 million in the third quarter of fiscal 2003. Sales volumes were lower due to weakness in the European and Asian markets, including disruption of the Company’s Chinese operations, offset partially by higher volumes in North America. Currency positively impacted Network Power net sales in the third quarter of fiscal 2004 by approximately $10.9 million.

Gross Profit

Gross profit was $142.1 million in the third quarter of fiscal 2004 versus $152.8 million in the third quarter of fiscal 2003. Gross margin was 21.8% in the third quarter of fiscal 2004 and 24.6% in the third quarter of fiscal 2003. Gross profit in each of the Company’s business segments was negatively impacted by lower sales volumes, competitive pricing pressures and higher benefit costs, including medical and pension expenses, offset partially by the Company’s cost reduction programs. Currency positively impacted gross profit in the third quarter of fiscal 2004 by approximately $14.2 million.

Transportation gross profit was $88.8 million in the third quarter of fiscal 2004 versus $95.1 million in the third quarter of fiscal 2003. The effects of lower sales volumes in North America and lower selling prices in Europe were partially offset by the benefits from plant rationalization and headcount reductions. Gross margin was 21.1% in the third quarter of fiscal 2004 versus 23.9% in the third quarter of fiscal 2003. Currency positively impacted Transportation gross profit in the third quarter of fiscal 2004 by approximately $8.0 million.

Motive Power gross profit was $30.4 million in the third quarter of fiscal 2004 versus $28.8 million in the third quarter of fiscal 2003. Gross profit was negatively impacted by lower sales volumes and competitive pricing pressures, particularly in the European markets, offset partially by lower warranty costs in North America. Gross margin was 22.9% in the third quarter of fiscal 2004 and 22.9% in the third quarter of fiscal 2003. Currency positively impacted Motive Power gross profit in the third quarter of fiscal 2004 by approximately $3.7 million.

Network Power gross profit was $22.9 million in the third quarter of fiscal 2004 versus $28.9 million in the third quarter of fiscal 2003. Gross profit was negatively impacted by lower sales volume and competitive pricing pressures, offset partially by the Company’s cost reduction programs. Gross margin was 23.2% in the third quarter of fiscal 2004 versus 29.3% in the third quarter of fiscal 2003. Currency positively impacted Network Power gross profit in the third quarter of fiscal 2004 by approximately $2.5 million.

Expenses

Expenses were $125.1 million in the third quarter of fiscal 2004 versus $138.8 million in the third quarter of fiscal 2003. Expenses included restructuring charges of $12.7 million in the third quarter of fiscal 2004, including $8.8 million related to the announced closure of the Company’s Weiden, Germany facility, and $3.8 million in the third quarter of fiscal 2003. Stronger European currencies unfavorably impacted expenses by approximately $11.2 million in the third quarter of fiscal 2004. The net decrease in expenses was impacted by the following matters: (i) third quarter fiscal 2004 selling, marketing and advertising costs and general and administration costs in each of the Company’s business segments were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) third quarter fiscal 2004 expenses in each of the Company’s business segments were negatively impacted by an increase in benefit costs, including medical and pension expenses; (iii) fiscal 2004 and fiscal 2003 third quarter expenses included currency remeasurement gains of $22.8 million and $8.2 million, respectively, included in Other (income) expense, net; and (iv) interest expense, net decreased $3.5 million, principally due to lower interest rates and the complete amortization of deferred financing costs.

Transportation expenses were $38.3 million in the third quarter of fiscal 2004 versus $42.0 million in the third quarter of fiscal 2003. The decrease in expenses was due primarily to the Company’s cost reduction programs offset partially by increased benefit costs, including medical and pension expenses. Currency unfavorably impacted Transportation expenses in the third quarter of fiscal 2004 by approximately $3.0 million.

Motive Power expenses were $23.4 million in the third quarter of fiscal 2004 versus $21.7 million in the third quarter of fiscal 2003. The increase in expenses was due primarily to higher restructuring expenses in Europe associated with the Company’s consolidation efforts and increased benefit costs, including medical and pension expenses, offset partially by the Company’s cost reduction programs. Currency unfavorably impacted Motive Power expenses in the third quarter of fiscal 2004 by approximately $2.7 million.

Network Power expenses were $26.1 million in the third quarter of fiscal 2004 versus $15.9 million in the third quarter of fiscal 2003. The increase was due primarily to restructuring expenses associated with the announced closure of the Company’s Weiden, Germany facility and increased benefit costs, including medical and pension expenses offset partially by the Company’s cost reduction programs. Currency unfavorably impacted Network Power expenses in the third quarter of fiscal 2004 by approximately $3.0 million.

Unallocated expenses, net were $37.3 million in the third quarter of fiscal 2004 versus $59.2 million in the third quarter of fiscal 2003. Fiscal 2004 and fiscal 2003 third quarter expenses included currency remeasurement gains of $22.8 million and $8.2 million, respectively. Currency unfavorably impacted unallocated expenses in the third quarter of fiscal 2004 by approximately $2.5 million. Corporate expenses were $32.3 million and $36.8 million in the third quarter of fiscal 2004 and fiscal 2003, respectively. The decrease in corporate expenses was due to the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions, and lower restructuring expenses, offset partially by unfavorable currency impact and increased benefit costs, including medical and pension expenses. Interest expense, net was $24.8 million in the third quarter of fiscal 2004 and $28.2 million in the third quarter of fiscal 2003. The decrease in interest expense was due to lower interest rates and lower amortization expense associated with deferred financing costs on the DIP Credit Facility and European securitization facility which were fully amortized in November 2003.

Income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $17.0 million, or 2.6% of net sales in the third quarter of fiscal 2004 versus $14.1 million, or 2.3% of net sales in the third quarter of fiscal 2003, due to the items discussed above.

Transportation income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $50.5 million, or 12.0% of net sales in the third quarter of fiscal 2004 versus $53.1 million, or 13.4% of net sales in the third quarter of fiscal 2003, due to the items discussed above.

Motive Power income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $7.0 million, or 5.3% of net sales in the third quarter of fiscal 2004 versus $7.1 million, or 5.7% of net sales in the third quarter of fiscal 2003, due to the items discussed above.

Network Power income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($3.2) million, or (3.2)% of net sales in the third quarter of fiscal 2004 versus $13.0 million, or 13.2% of net sales in the second quarter of fiscal 2003, due to the items discussed above.

Reorganization items

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited condensed consolidated statements of operations. Reorganization items in the third quarter of fiscal 2004 and 2003 were $21.6 million and $8.5 million, respectively. These items include professional fees including financial and legal services, employee retention costs for key members of management and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. The increase in reorganization expenses in the third quarter of fiscal 2004 reflects a significant increase in legal costs associated with development of the Company’s proposed plan of reorganization and preparation for Bankruptcy Court hearings. See Note 6.

Income Taxes

In the third quarter of fiscal 2004, an income tax provision of $4.1 million was recorded on a pre-tax loss of $4.6 million. In the third quarter of fiscal 2003, an income tax provision of $12.3 million was recorded on pre-tax income of $5.6 million. The effective tax rate was (88%) and 219% in the third quarter of fiscal 2004 and 2003, respectively. The effective tax rate for the third quarter of fiscal 2004 and fiscal 2003 was impacted by the generation of income in tax-paying jurisdictions, principally Europe, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in both the U.S. and certain international regions.

Nine months ended December 31, 2003 compared with nine months ended December 31, 2002

Overview

Net loss for the nine months of fiscal 2004 was $63.6 million, or $2.32 per diluted share versus net loss for the nine months of fiscal 2003 of $105.3 million, or $3.84 per diluted share. Included in the results for the nine months of fiscal 2004 are restructuring costs of $20.0 million, reorganization items in connection with the bankruptcy of $45.9 million and cumulative effect of change in accounting principle of $15.6 million. Included in the results for the nine months of fiscal 2003 are a non-cash charge of $37.0 million for goodwill impairment in the Network Power segment, restructuring costs of $14.1 million and reorganization items in connection with the Bankruptcy of $28.6 million. In addition, currency remeasurement gains of $40.2 million and $20.4 million, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net for the nine months of fiscal 2004 and 2003, respectively.

Net Sales

Net sales were $1,825.0 million for the nine months of fiscal 2004 versus $1,756.5 million for the nine months of fiscal 2003. Sales volumes were lower in all three of the Company’s business segments during the nine months of fiscal 2004. Currency positively impacted net sales for the nine months of fiscal 2004 by approximately $158.4 million.

Transportation net sales were $1,149.9 million for the nine months of fiscal 2004 versus $1,126.2 million for the nine months of fiscal 2003. Transportation revenues in North America declined due to reduced unit volumes, in both the aftermarket and original equipment channels, while European volumes declined principally in the original equipment channel following the loss of certain original equipment business. European selling prices for the nine months of fiscal 2004 were lower than the nine months of fiscal 2003, principally because of competitive pricing pressures. Currency positively impacted Transportation net sales for the nine months of fiscal 2004 by approximately $83.6 million.

Motive Power net sales for the nine months of fiscal 2004 were $380.9 million versus $349.4 million for the nine months of fiscal 2003. Lower volumes and competitive pricing pressures in Europe within both the original equipment and aftermarket channels were partially offset by higher volumes in North America. Currency positively impacted Motive Power net sales for the nine months of fiscal 2004 by approximately $43.8 million.

Network Power net sales for the nine months of fiscal 2004 were $294.2 million versus $280.9 million for nine months of fiscal 2003. Sales volumes were lower due to weakness in the Asian market, including disruption of the Company’s Chinese operations, offset partially by higher volumes in North America. Currency positively impacted Network Power net sales for the nine months of fiscal 2004 by approximately $31.0 million.

Gross Profit

Gross profit was $385.0 million for the nine months of fiscal 2004 versus $391.1 million for the nine months of fiscal 2003. Gross margin was 21.1% for the nine months of fiscal 2004 and 22.3% for the nine months of fiscal 2003. Gross profit in each of the Company’s business segments was negatively impacted by lower sales volumes, competitive pricing pressures and higher benefit costs, including medical and pension expenses, offset partially by lower lead pricing in Europe and the Company’s cost reduction programs. Currency positively impacted gross profit for the nine months of fiscal 2004 by approximately $36.2 million.

Transportation gross profit was $229.9 million for the nine months of fiscal 2004 versus $237.3 million for the nine months of fiscal 2003. The effects of lower sales volumes in North America and Europe and lower European pricing were partially offset by the benefits from plant rationalization and headcount reductions. Gross margin was 20.0% for the nine months of fiscal 2004 versus 21.1% for fiscal 2003. Currency positively impacted Transportation gross profit for the nine months of fiscal 2004 by approximately $18.7 million.

Motive Power gross profit was $85.6 million for the nine months of fiscal 2004 versus $79.9 million for the nine months of fiscal 2003. Gross profit was negatively impacted by lower sales volumes and competitive pricing pressures, particularly in the European markets. Gross margin was 22.5% for the nine months of fiscal 2004 versus 22.9% for the nine months of fiscal 2003. Currency positively impacted Motive Power gross profit for the nine months of fiscal 2004 by approximately $10.3 million.

Network Power gross profit was $69.5 million for the nine months of fiscal 2004 versus $73.9 million for the nine months of fiscal 2003. Gross profit was negatively impacted by lower sales volume, offset partially by the Company’s cost reduction programs and favorable sales mix. Gross margin was 23.6% for the nine months of fiscal 2004 versus 26.3% for the nine months of fiscal 2003. Currency positively impacted Network Power gross profit for the nine months of fiscal 2004 by approximately $7.2 million.

Expenses

Expenses were $382.2 million for the nine months of fiscal 2004 versus $449.3 million for the nine months of fiscal 2003. Expenses in the nine months of fiscal 2003 included a $37.0 million goodwill impairment charge in Network Power. Expenses also included restructuring charges of $20.0 million for the nine months of fiscal 2004, including $8.8 million related to the announced closure of the Company’s Weiden, Germany facility, and $14.1 million for the nine months of fiscal 2003. Excluding these items, expenses were $362.2 million and $398.2 million for the nine months of fiscal 2004 and 2003, respectively. Stronger European currencies unfavorably impacted expenses by approximately $32.2 million for the nine months of fiscal 2004. The net decrease in expenses was impacted by the following matters: (i) selling, marketing and advertising costs and general and administration costs in each of the Company’s business segments for the nine months of fiscal 2004 were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) expenses in each of the Company’s business segments for the nine months of fiscal 2004 were negatively impacted by an increase in benefit costs, including medical and pension expenses; (iii) expenses for the nine months of fiscal 2004 include a $3.2 million gain on the sale of the Company’s European non-lead battery assets, included in Other (income) expense, net; (iv) interest expense, net decreased $5.7 million, principally due to lower interest rates and the complete amortization of deferred financing costs; and (v) expenses for the nine months of fiscal 2004 and fiscal 2003 included currency remeasurement gains of $40.2 million and $20.4 million, respectively, included in Other (income) expense, net.

Transportation expenses were $117.0 million for the nine months of fiscal 2004 versus $124.0 million for the nine months of fiscal 2003. The decrease in expenses was due primarily to the Company’s cost reduction programs offset partially by increased benefit costs, including medical and pension expenses. Currency unfavorably impacted Transportation expenses for the nine months of fiscal 2004 by approximately $8.4 million.

Motive Power expenses were $72.1 million for the nine months of fiscal 2004 versus $64.4 million for the nine months of fiscal 2003. The increase in expenses was due primarily to higher selling expenses in North America, restructuring expenses associated with the Company’s consolidation efforts and increased benefit costs, including medical and pension expenses, offset substantially by the Company’s cost reduction programs. Currency unfavorably impacted Motive Power expenses for the nine months of fiscal 2004 by approximately $8.1 million.

Network Power expenses were $54.6 million for the nine months of fiscal 2004 versus $93.3 million for the nine months of fiscal 2003. Expenses for the nine months of fiscal 2004 included a $3.2 million gain on the sale of the Company’s European non-lead battery assets and restructuring charges of $10.8 million, principally related to the announced closure of the Company’s Weiden, Germany facility. Expenses for the nine months of fiscal 2003 included a goodwill impairment charge of $37.0 million and restructuring charges of $5.4 million. Excluding these items, expenses were $47.0 million and $50.9 million for the nine months of fiscal 2004 and fiscal 2003, respectively. The decrease was due primarily to the Company’s cost reduction programs offset partially by increased benefit costs, including medical and pension expenses. Currency unfavorably impacted Network Power expenses for the nine months of fiscal 2004 by approximately $5.6 million.

Unallocated expenses, net were $138.5 million for the nine months of fiscal 2004 versus $167.6 million for the nine months of fiscal 2003. Expenses for the nine months of fiscal 2004 and fiscal 2003 included currency remeasurement gains of $40.2 million and $20.4 million, respectively. Currency unfavorably impacted unallocated expenses for the nine months of fiscal 2004 by approximately $10.1 million. Corporate expenses were $95.1 million and $99.8 million for the nine months of fiscal 2004 and fiscal 2003, respectively. The decrease in corporate expenses was due to the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions, offset partially by unfavorable currency impact, increased benefit costs, including medical and pension expenses, and higher restructuring costs. Interest expense, net was $74.5 million for the nine months of fiscal 2004 versus $80.2 million for the nine months of fiscal 2003. The decrease in interest expense is due to lower interest rates and lower amortization expense associated with deferred financing costs on the DIP Credit Facility and European securitization facility, which were fully amortized in November 2003.

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $2.8 million, or 0.2% of net sales for the nine months of fiscal 2004 versus ($58.2) million, or (3.3)% of net sales for the nine months of fiscal 2003, due to the items discussed above.

Transportation income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $113.0 million, or 9.8% of net sales for the nine months of fiscal 2004 versus $113.3 million, or 10.1% of net sales for the nine months of fiscal 2003, due to the items discussed above.

Motive Power income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $13.5 million, or 3.5% of net sales for the nine months of fiscal 2004 versus $15.5 million, or 4.4% of net sales for the nine months of fiscal 2003, due to the items discussed above.

Network Power income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $14.9 million, or 5.1% of net sales for the nine months of fiscal 2004 versus ($19.4) million, or (6.9)% of net sales for the nine months of fiscal 2003, due to the items discussed above.

Reorganization items

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited condensed consolidated statements of operations. Reorganization items for the nine months of fiscal 2004 and 2003 were $45.9 million and $28.6 million, respectively. These items include professional fees including financial and legal services, employee retention costs for key members of management and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. The increase in reorganization expenses for the nine months of fiscal 2004 reflects a significant increase in legal costs associated with development of the Company’s proposed plan of reorganization and preparation for Bankruptcy Court hearings. See Note 6.

Income Taxes

For the nine months of fiscal 2004, an income tax provision of $4.6 million was recorded on a pre-tax loss of $43.1 million. For the nine months of fiscal 2003, an income tax provision of $18.2 million was recorded on a pre-tax loss of $86.8 million. The effective tax rate was (11%) and (21%) for the nine months of fiscal 2004 and 2003, respectively. The effective tax rate for the nine months of fiscal 2004 and fiscal 2003 were impacted by the generation of income in tax-paying jurisdictions, principally Europe, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in both the U.S. and certain international regions. The effective tax rate for the nine months of fiscal 2004 was also impacted by the $3.2 million gain on the sale of the Company’s European non-lead battery assets, which was a non-taxable transaction. The effective tax rate for the nine months of fiscal 2003 was also impacted by the non-deductibility of the $37.0 million Network Power goodwill impairment charge.

Liquidity and Capital Resources

Capital Structure

Following evaluation of possible capital structure alternatives, on April 15, 2002, Exide Technologies and three of its wholly-owned U.S. subsidiaries filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. In addition, on November 21, 2002, two of the Company’s other wholly-owned subsidiaries filed for reorganization pursuant to Chapter 11. The Company’s operations outside of the U.S. are not included in the Chapter 11 proceedings. However, in connection with the bankruptcy filing, the Company entered into a Standstill Agreement with the pre-petition Senior Secured Global Credit Facility lenders, whereby the lenders agreed to forbear collection of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until June 18, 2004, subject to earlier termination for the occurrence of certain events. The principal events which could result in an early termination of the Standstill Agreement are: 1) non-payment of interest on the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); and 4) default with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche mark denominated) agreement. See Note 20. The Company continues to accrue interest under the pre-petition Senior Secured Global Credit Facility and makes adequate protection payments subject to liquidity calculations prescribed in the DIP Credit Facility.

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

Borrowings under the DIP Credit Facility bear interest at Libor plus 3.75% per annum. Borrowings are limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility includes certain accounts receivable and inventory in the U.S. and certain property in the U.S. and Europe. Availability to the Company is impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contains certain financial covenants requiring the Company to maintain specified levels of monthly earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The

DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens or guarantees, enter into leases, sell or dispose of assets, change the nature of its business or enter into related party transactions. The Standstill Agreement originally expired on December 18, 2003 and was extended to March 18, 2004. The DIP Credit Facility was set to expire on the earlier of a final order confirming a consensual revised plan of reorganization or February 15, 2004. On February 4, 2004, the Company filed a motion with the Bankruptcy Court seeking an order authorizing the Company’s pending exit financing lender to accept an assignment of the obligations existing under the DIP Credit Facility and provide appropriate extensions of the debt maturities or, in the alternative, an order authorizing a further extension of the Standstill Agreement and the DIP Credit Facility.

On February 12, 2004, the Bankruptcy Court entered an interim order permitting the Company to enter into a Replacement DIP with the lender who is expected to provide the Company’s exit financing. On February 13, 2004, the Company entered into the Replacement DIP which replaces the prior DIP Credit Facility. The Replacement DIP provides an aggregate financing commitment of $500.0 million and expires on May 15, 2004. In addition to refinancing the prior DIP Credit Facility, the Replacement DIP refinances the Company’s European accounts receivable securitization facility and provides additional working capital borrowing availability of up to $40.0 million. On March 15, 2004, the Company will seek final approval of the Replacement DIP, including a standby commitment to refinance the 9.125% Senior Notes which are due April 15, 2004, which commitment is conditioned on, among other things, the Company’s filing of a revised plan of reorganization and the Bankruptcy Court’s approval of a disclosure statement related thereto reasonably satisfactory to the administrative agent and lenders for the Replacement DIP.

The Replacement DIP provides for interest at LIBOR plus 3.75% per annum and contains substantially the same provisions, security interests and financial covenants as the prior DIP Credit Facility. Absent the refinancing described herein, the Company would have required amendment of certain financial covenants under the prior DIP Credit Facility as of December 31, 2003.

In connection with the closing on the Replacement DIP, the lender who is expected to provide the Company’s exit financing extended the expiration of the exit financing commitment to May 15, 2004. In addition, the expiration of the Standstill Agreement was extended to June 18, 2004.

If the Debtors do not have a plan of reorganization confirmed by the Bankruptcy Court before the expiration of these agreements, the Company will have to request extensions of such agreements. There can be no assurance that the Company will be able to have a plan confirmed by that time or obtain the necessary extensions. Failure to have a plan of reorganization confirmed by the Bankruptcy Court prior to the expiration of the Standstill Agreement or the Replacement DIP or to be able to obtain such extensions or failure to maintain compliance with the covenants in such agreements would result in an event of default which, absent cure within defined grace periods or obtaining appropriate waivers, would restrict the Company’s access to funds necessary to maintain its operations and assist in funding of its reorganization plan. On January 22, 2004, the Company announced that it had reached an agreement in principle with the Official Committee of Unsecured Creditors and the Steering Committee to the Prepetition Lenders as to the terms of a consensual revised plan of reorganization. The Company intends to file a revised plan of reorganization pursuant to this agreement and to seek confirmation thereof as quickly as practicable. At this time, it is not possible to predict when the Bankruptcy Court may issue a ruling on confirmation of the revised plan of reorganization.

Total availability under the DIP Credit Facility as of February 5, 2004 and December 31, 2003 was $26.2 million and $32.9 million, respectively.

As described above, in connection with its bankruptcy filing, the Company also entered into a Standstill Agreement with its pre-petition Senior Secured Global Credit Facility lenders. Under the agreement the lenders agreed to forebear collection of any principal payments on foreign borrowings under this facility by non-Debtor subsidiaries until June 18, 2004, subject to earlier termination upon the occurrence of certain events. Borrowings under the pre-petition Senior Secured Global Credit Facility by the Debtors are subject to compromise.

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

At December 31, 2003, the Company had outstanding letters of credit with a face value of $6.3 million and surety bonds with a face value of $43.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The financial institution issuing the surety bonds (the “Surety”) holds approximately $7.0 million in cash collateral as security against demands made by the beneficiaries of such bonds. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the Surety to maintain its current surety bonds through July 31, 2006. The agreement requires the Company to increase the cash collateral held by the Surety in several stages: forty percent collateralization of outstanding bonds by January 31, 2004; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. The Company has reached an agreement with the Surety regarding the terms of the initial forty percent collateralization: $750,000 to be paid by February 15, 2004 and the remainder to be paid within fifteen (15) days of the Company closing its exit financing agreements.

Sources of Cash

The Company has obtained a financial institution’s conditional commitment to fund the Company’s proposed plan of reorganization in the amount of approximately $600 million. The commitment is set to expire on May 15, 2004. The Company cannot provide assurances that a plan of reorganization will be confirmed by the Bankruptcy Court prior to the expiration of the funding commitment, or that financing arrangements could be obtained from alternative sources should confirmation of a plan of reorganization occur after May 15, 2004.

The Company’s liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.

Cash flows provided by operating activities were $20.9 million for the nine months of fiscal 2004. This compares to cash flows used in operating activities of $254.2 million (including $261.7 million usage of cash related to the net change from sales of receivables) for the nine months of fiscal 2003. Excluding the effect of the accounts receivable securitization activity for the nine months of fiscal 2003, comparative cash flows were positively impacted by higher accounts receivable collections offset by higher payments of accounts payable and accrued expenses, reflecting the payment of accrued professional fees associated with the Chapter 11 reorganization process as well as payment of accrued restructuring costs. The uncertainties of the Chapter 11 filing have and could continue to have an impact on the Company’s ability to attract and retain customers.

The Company generated $19.5 million and $1.1 million in cash from the sale of non-core businesses and other assets for the nine months of fiscal 2004 and fiscal 2003, respectively. On April 15, 2003, the Company sold its European non-lead battery assets for proceeds of $16.3 million. Of this amount, $13.4 million is held in escrow pursuant to the Company’s borrowing arrangements and is included in Restricted cash in the unaudited condensed consolidated balance sheet at December 31, 2003. Remaining proceeds from these sales were primarily used to reduce debt.

Cash flows provided by financing activities were $2.2 million and $294.6 million for the nine months of fiscal 2004 and fiscal 2003, respectively. Cash flows provided by financing activities in both periods relate primarily to borrowings and repayments under the DIP Credit Facility and European asset securitization facility. Borrowings in the nine months of fiscal 2003 were used to repurchase uncollected securitized accounts receivable under the Company’s then existing U.S. and European receivables sale facilities.

Total debt at December 31, 2003 was $1,855.5 million. See Note 11 to the unaudited condensed consolidated financial statements for composition of such debt. Pre-petition indebtedness of the Debtors, amounting to approximately $1,081.3 million, is subject to settlement under the plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

Going forward, in addition to operating cash flows, the Company’s principal sources of liquidity will be the Replacement DIP, plus proceeds from any asset sales. The Company is continuing to evaluate various asset sales, including idle real estate, and in connection therewith has engaged The Blackstone Group to evaluate potential opportunities.

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

Capital expenditures were $44.3 million and $28.6 million for the nine months of fiscal 2004 and fiscal 2003, respectively. Capital expenditures for the nine months of fiscal 2003 were impacted by the timing of the Chapter 11 filing and related liquidity availability. Capital expenditures for the nine months of fiscal 2004 are also higher due to investment in new technologies for charging batteries.

Financial Instruments and Market Risk

The Company’s ability to utilize financial instruments has been significantly restricted because of the Chapter 11 cases and the resultant tightening, and/or elimination of credit availability with counter-parties. At December 31, 2003 and March 31, 2003, the Company had no outstanding hedging contracts. Accordingly, the Company is now exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates and lead prices.

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

Related Parties

The services of Lisa J. Donahue, Chief Restructuring Officer, are provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and AP Services, LLC. Under the Services Agreement, the Company is charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, is compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provides for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which has been retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during the three and nine months ended December 31, 2003 under the Services Agreement were $0.9 million and $6.1 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Changes to the quantitative and qualitative market risks as of December 31, 2003 are described in Management’s Discussion and Analysis—Liquidity and Capital Resources. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 for further information.

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following General Factors such as: (i) the Company’s ability to implement business strategies and financial reorganization and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (v) the Company’s assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (vi) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company’s results because it is a major constituent in most of the Company’s products, (vii) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (viii) the Company’s consolidation and rationalization of acquired entities requires substantial management time and financial and other resources and is not without risk, (ix) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, (x) the Company is exposed to fluctuations in interest rates on our variable debt which can affect the Company’s results, (xi) general economic conditions, (xii) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs and Bankruptcy Considerations such as: (a) the Company’s ability to continue as a going concern, (b) the Company’s ability to operate in accordance with the terms of and maintain compliance with covenants of the DIP Credit Facility and other financing arrangements, (c) the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases from time to time, (d) the Company’s ability to confirm and consummate a plan of reorganization with respect to the Chapter 11 cases prior to the expiration of the Standstill Agreement or the Replacement DIP, (e) the Company’s ability to attract, motivate and retain key personnel, (f) the Company’s ability to obtain and maintain normal terms with vendors and service providers, (g) the Company’s ability to maintain contracts that are critical to our business, and (h) the Company’s ability to attract and retain customers.

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

Former Senior Executives and Battery Quality Matters

On March 23, 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois, resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. Under the terms of that settlement, the Company agreed to pay a fine of $27.5 million over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of Arthur M. Hawkins, Douglas N. Pearson and Alan E. Gauthier, former senior executives of the Company. The payment terms of the plea agreement are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. The plea agreement was lodged with the U.S. District Court for the Southern District of Illinois, and accepted on February 27, 2002. The Company reserved $31.0 million for this matter, including expected costs and out-of-pocket expenses, in the first quarter of fiscal 2001, and an additional $1.0 million in the third quarter of fiscal 2002. At December 31, 2003, approximately $27.5 million of this reserve remains and is classified as a Liability subject to compromise in the unaudited condensed consolidated financial statements. As a result of the imposition of the automatic stay arising upon the Company’s Chapter 11 filing, the Company has not made installment payments of its $27.5 million fine. The Company is uncertain as to the effect of these non-payments and the bankruptcy filing with respect to the plea agreement. On June 10, 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27.9 million.

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

The Company has filed two claims with its insurers for reimbursement of the amounts paid to the former executives, and believes it is entitled to obtain substantial reimbursement for those amounts. However, the Company has not recognized any receivables for such reimbursements at December 31, 2003.

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

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17.0 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. On November 19, 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and, moreover, holding that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. The Company plans to vigorously defend the action and pursue the counterclaim.

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

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 94 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. At one site the Company has performed a reduced set of obligations under an arrangement with the government which has not yet been formally approved in writing. The Company expects its liability will be compromised upon confirmation of a plan of reorganization by the Bankruptcy Court as to a number of additional Superfund sites. In most instances, the Company’s remaining obligations are not expected to be significant because its portion of any potential liability appears to be minor or insignificant in relation to the total liability of all identified PRPs that are financially viable. The Company’s share of the anticipated remediation costs associated with all of the Superfund sites where it has been named a PRP, based on the Company’s estimated volumetric contribution of waste to each site, is included in the environmental remediation reserves discussed below.

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

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of December 31, 2003 and March 31, 2003, the amount of such reserves on the Company’s unaudited condensed consolidated balance sheet was $97.0 million and $78.3 million, respectively. Of these amounts, $66.4 million was included in Liabilities subject to compromise at both December 31, 2003 and March 31, 2003. Included in environmental reserves at December 31, 2003 are asset retirement obligations, which the Company recorded upon adoption of SFAS 143. See Note 3 to the unaudited condensed consolidated financial statements. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

In the United States., the Company has advised each state and federal authority with whom it has negotiated plans for environmental investigations or remediation of the Debtors’ Chapter 11 filing as required by those agreements or applicable rules. In some cases these authorities may require the Company to undertake certain agreed remedial activities under a modified schedule, or may seek to negotiate or require modified remedial activities. Such requests have been received at several sites and are the subject of ongoing discussions. At this time no requests or directives have been received which, individually or in the aggregate, would materially alter the Company’s reserves or have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

Other

From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims has received 34 employee claims alleging asbestos-related illnesses, and no such claims have been filed since August 2001. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $132 thousand, $169 thousand and $260 thousand in calendar years 2001, 2002 and 2003, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $45 thousand, $78 thousand, and $200 thousand during the same periods to date for the dependents of four such claimants. Although the Company cannot predict the number or size of any future claims, after consultation with legal counsel the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company’s Shanghai, China subsidiary, Exide Shanghai, has been informed by the Shanghai Customs Administration that it is the subject of an investigation. An Exide Shanghai employee was detained and subsequently released by the authorities pending completion of the investigation. Based on Peoples Republic of China law, as well as Shanghai provincial law, the Shanghai Customs Administration has not disclosed the nature of the investigation or the charges which may result. The Company continues to seek further information regarding the nature of the investigation. Exide Shanghai had total assets of approximately $12.0 million at December 31, 2003 and revenues of $11.3 million for the nine months then ended.

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

(b) Reports on Form 8-K.

On December 12, 2003, the Company filed an interim report on Form 8-K announcing the extension of the Standstill Agreement and DIP Credit Facility.

On January 7, 2004, the Company filed an interim report on Form 8-K attaching an order issued by the U.S. Bankruptcy Court for the District of Delaware denying Exide’s Fourth Amended Plan of Reorganization.

On January 23, 2004, the Company filed an interim report on Form 8-K furnishing a press release announcing an agreement on a joint plan of reorganization between the secured lenders and the unsecured creditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ IAN J. HARVIE
Ian J. Harvie Interim Chief Financial Officer, Vice President and Corporate Controller Date: February 17, 2004