Form 10-K
period 2004-03-31
EXIDE TECHNOLOGIES
filed 2004-06-29
CIK 813781

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-11263

Exide Technologies

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-0552730
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Crossroads Corporate Center, 3150 Brunswick Pike, Suite 230 Lawrenceville, New Jersey 08648

Telephone: (609) 512-3000

(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Warrants to subscribe for Common Stock

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

The aggregate market value of the Registrant’s old voting stock held by non-affiliates of the Registrant as of September 30, 2003, based on the average bid and asked prices of the Registrant’s old common stock on the over-the-counter market on such date of $0.03 per share, was approximately $684,577.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities confirmed by a Court.    Yes  ☒    No  ☐

As of June 24, 2004, there were outstanding 23,414,327 shares of the Registrant’s new common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXIDE TECHNOLOGIES

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement business strategies and financial reorganization and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the Company is subject to a number of litigation proceedings, the results of which could have a material adverse effect on the Company and its business, (v) the Company’s assets include the tax benefits of net operating loss carry forwards, realization of which are dependent upon future taxable income, (vi) lead, which experiences significant fluctuations in market price and which, as a hazardous material, may give rise to costly environmental and safety claims, can affect the Company’s results because it is a major constituent in most of the Company’s products, (vii) the battery markets in North America and Europe are very competitive and, as a result, it is often difficult to maintain margins, (viii) the Company’s consolidation and rationalization of acquired entities requires substantial management time and financial and other resources and is not without risk, (ix) foreign operations involve risks such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, (x) the Company is exposed to fluctuations in interest rates on our variable debt which can affect the Company’s results, (xi) general economic conditions, (xii) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs and (xiii) the Company’s reliance on a single supplier for its polyethylene battery separators.

Therefore, the Company cautions each reader of this Report carefully to consider those factors hereinabove set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

EXIDE TECHNOLOGIES

PART I

Item 1. Business

Overview and General Discussion of the Business

Exide Technologies is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at Crossroads Corporate Center, 3150 Brunswick Pike, Suite 230, Lawrenceville, New Jersey 08648.

The Company is one of the largest manufacturers of lead acid batteries in the world, with fiscal 2004 net sales of approximately $2.5 billion. The Company’s European, North American and Asia Pacific operations represented approximately 53%, 41% and 6%, respectively, of fiscal 2004 net sales. Exide manufactures and supplies lead acid batteries for transportation and industrial applications worldwide

Unless otherwise indicated, references to any “fiscal year” means the year ended March 31 of that year (e.g., “fiscal 2004” refers to the period beginning April 1, 2003 and ending March 31, 2004, “fiscal 2003” refers to the period beginning April 1, 2002 and ending March 31, 2003 and “fiscal 2002” refers to the period beginning April 1, 2001 and ending March 31, 2002). Unless the context indicates otherwise, the “Company,” “Exide,” “we” or “us” refer to Exide Technologies and its subsidiaries.

Emergence from Chapter 11 Bankruptcy Protection

On April 15, 2002, Exide Technologies, together with certain of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On November 21, 2002, two additional wholly owned, non-operating subsidiaries of Exide filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. All of the cases were jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125KJC.

Exide Technologies and such subsidiaries (the “Debtors”) continued to operate their businesses and manage their properties as debtors-in-possession throughout the course of the bankruptcy case. The Debtors, along with the Official Committee of Unsecured Creditors, filed a Joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the Plan. The Debtors declared May 5, 2004 as the effective date of the Plan, and substantially consummated the transactions provided for in the Plan on such date (the “Effective Date”).

The following is a summary of certain transactions which became effective on the Effective Date pursuant to consummation of the Plan. This summary is qualified in its entirety by the full text of the Plan, as well as technical amendments to the Plan, which were filed as Exhibits 2.1 and 2.2 to the Report on Form 8-K filed on May 6, 2004.

•	Except to the extent otherwise provided in the Plan, all notes, instruments, certificates, and other documents evidencing (i) the Company’s 10% senior notes due 2005, (ii) the Company’s 2.9% convertible notes due 2005, (iii) equity interests in the Debtors, including, but not limited to, all issued, unissued, authorized or outstanding shares or stock, together with any warrants, options or contract rights to purchase or acquire such interests at any time, were canceled, and the obligations of the Debtors thereunder or in any way related thereto were discharged.

•	The Company was authorized to issue (i) 25,000,000 shares of new common stock, par value $0.01 per share for distribution in accordance with the Plan, and (ii) warrants initially exercisable for 6,250,000 shares of new common stock (the “Warrants”). Pursuant to the terms of the Plan, the common stock and Warrants are being distributed as follows:

•	holders of pre-petition Senior Secured Global Credit Facility claims received collectively 22,500,000 shares of new common stock; and

•	holders of general unsecured claims received collectively 2,500,000 shares of new common stock and Warrants to purchase 6,250,000 shares of new common stock at $32.11 per share, with approximately 13.4% of such new common stock and Warrants to be reserved for distribution for disputed claims under the Plan’s claim reconciliation and allowance procedures.

Under the claims reconciliation and allowance process set forth in the Plan, the Official Committee of Unsecured Creditors, in consultation with the Company, established the reserve to provide for a pro rata distribution to holders of disputed claims as they become allowed. Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, the Company believes the reserve is reasonable and adequate. To the extent the reserved shares of new common stock and Warrants are insufficient to provide such payment, the Company may issue additional shares of new common stock and Warrants. In that event, the Company will also issue shares of new common stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

•	Holders of administrative claims, claims derived from the Company’s $500 million secured super priority debtor-in-possession credit agreement and priority tax claims are being paid in full in cash pursuant to the terms of the Plan.

•	The Company adopted an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws which were previously filed as Exhibits 3.1 and 3.2 to the Report on Form 8-K filed on May 6, 2004.

•	The Company entered into a Warrant Agreement which was previously filed as Exhibit 4.1 to the Report on Form 8-K filed on May 6, 2004.

•	The Company’s Board of Directors was reconstituted to consist of seven members, as specified in the Plan. Information on the members of the Company’s Board is contained in Part III herein.

Narrative Description of Business

The Company’s strategic focus is the manufacture and supply of lead acid batteries, associated equipment and services for transportation and industrial customers worldwide. Exide has three primary business segments: Transportation, Motive Power and Network Power.

Transportation Segment

Transportation batteries represented approximately 63% of the Company’s net sales for fiscal 2004.

Transportation batteries include starting, lighting and ignition (SLI) batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, boats and other applications. The market for transportation batteries is divided between sales to original equipment manufacturers (“OEM”s) and aftermarket customers. In North America, Exide is the second largest manufacturer of transportation batteries. In Europe, Exide is the largest manufacturer of transportation batteries. The Company markets its products under various trademarks.

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

In Europe, Exide has five major Company-owned brands: Exide® and Tudor®, promoted as pan-European brands, and Deta®, Centra™ and Fulmen®, which have strong local awareness levels. The Company generally offers transportation batteries in five basic categories:

• Basic Model	marketed under private label brand names in France, Germany and Spain, under the Basic™ name in Italy and under various names in other markets

• Upgrade Model	marketed under the Classic® mark, which carries a 24 month warranty and marketed under the Equipe™ name in France, the Classic® name in Germany, the Leader™ name in Italy, the Tudor® name in Spain and under various other names in other markets

• Premium Model	marketed under the Ultra™ brand in the United Kingdom, the Formula™ name in France, the Top Start Plus™ name in Germany, the Ultra™ name in Italy, the Millennium 3™ name in Spain and under various other names in other markets

• STR/STE™	approved for use by BMW and was included in some models beginning with the 2000 model year

• Maxxima™	the equivalent of the Exide Select Orbital®

Batteries used for marine and recreational vehicles include the following:

• Stowaway Nautilus®	employ technology to satisfy the power requirements of large engines, sophisticated electronics and on-board accessories

• Exide Select Orbital® Marine	brings all the advantages of Exide’s patented spiral wound technology to the marine market, and maintains nearly a full charge during the off-season, and can be quickly recharged. This battery is also sealed, making it ideal for closed environments (such as inside a boat hull)

• Stowaway Powercycler®	a completely sealed, VRLA battery with AGM technology and prismatic plates that offers features and benefits similar to the Exide Select Orbital®, and was the first sealed, AGM battery introduced in the marine battery market

• Nautilus® Gold Dual Purpose Stowaway® Dual Purpose	a combination battery, replacing separate starting and deep cycle batteries in two-battery marine and recreational vehicle systems

• Nautilus® Mega Cycle® Stowaway® Deep Cycle	a high performance, dual terminal battery

Most of the Company’s transportation batteries are vented, maintenance-free lead acid batteries. However, the Company’s Exide Select Orbital® and Maxxima™ batteries have a patented spiral wound technology and state-of-the-art recombinant design. Additionally, the Company’s STR/STE™ batteries use recombination technology to allow a lead acid battery to be installed in the passenger compartment of a vehicle with reduced fluid loss and acid fumes under normal operating conditions.

Original Equipment Manufacturer (OEM) Market

The OEM market consists of the sale of batteries to manufacturers of automobiles and light trucks, commercial vehicles, heavy-duty trucks, buses and off-road agricultural and construction vehicles and numerous niche markets, such as marine, military equipment and motorcycles.

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

Aftermarket

The Company sells aftermarket batteries in North America through automotive parts and specialty retailers, OEM dealer networks, mass merchandisers, car and truck dealers, and wholesale distributors who supply service stations, repair shops, automotive and farm-equipment dealers and small retailers. The Company also provides transportation batteries for commercial applications, such as trucks, farm equipment, tractors and off-road vehicles, as well as batteries for marine, lawn and garden and motorcycle applications.

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

The Company’s major aftermarket customers include NAPA, Wal-Mart, Sam’s Club, Kmart, CSK Inc., ADI, GAU, Kwik Fit and many other leading aftermarket battery distributors. Exide is also a supplier of authorized replacement batteries for DaimlerChrysler, Mopar, Freightliner and John Deere International.

The factors influencing demand for conventional automotive replacement batteries include the following: (1) the number of vehicles in use; (2) average battery life; (3) the average age of vehicles and their operating environment; (4) weather conditions; and (5) population growth and overall economic conditions. Aftermarket demand is not affected by the cyclical nature of new vehicle demand. The replacement market is also larger in general than the original equipment segment, since automotive batteries tend to require replacement periodically during the operating life of a vehicle.

Motive Power Segment

Sales of motive power batteries represented approximately 20% of the Company’s net sales for fiscal 2004. Exide is a market leader in this segment of the worldwide industrial battery market.

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

In North America, the Company’s primary motive power customers include Nacco, Crown, Wal-Mart, Kroger and Target. In Europe, our major original equipment motive power customers include the Linde Group, Junghreinrich Group and BT Toyota. Motive power products in Europe are also sold to a wide range of customers in the aftermarket, ranging from large industrial companies and retail distributors to small warehouse and manufacturing operations.

The European and North American motive power markets are influenced by the demand for materials handling equipment. Customer demand for materials handling equipment has a strong historical correlation to general economic conditions. The general economic environment in these geographic regions in fiscal 2004 has reduced the overall demand for materials handling equipment and replacement batteries.

Network Power Segment

Sales of network power batteries, another segment of the industrial battery market, represented approximately 17% of the Company’s net sales for fiscal 2004.

Network power (also known as standby or stationary) batteries are used for back-up power applications to ensure continuous power supply in case of main (primary) power failure or outage. Today’s examples of where network power batteries are used to provide backup power include telecommunications, computers, hospitals, process control, air traffic control, security systems, utility, railway and military applications. Network power batteries also serve as uninterruptible power supplies (UPS) used in computer installations for banks, airlines and back-up servers for wireless networks. Other telecommunications applications include central and local switching systems, satellite stations, optical fiber repeating boxes, cable TV transmission boxes and radio transmission stations. In these applications, the batteries are usually packaged with a 48V DC power system.

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

Given the importance of service and technical assistance, the Company generally delivers network power batteries directly to system suppliers and UPS manufacturers who include the batteries in their original equipment and distribute products to end users. Batteries are also delivered directly to end users for both systems and replacement. The Company also promotes its products through technical seminars, trade shows and technical literature.

Demand for telecommunications batteries is driven primarily by the growth in broadband and worldwide deployment of cellular and wireless mobile communication systems and the need for safe and reliable back-up power. The dramatic telecommunications industry downturn has resulted in weak demand for network power batteries since September 2001. In developing countries, markets have been growing as such countries have strong infrastructure building programs for telecommunications and power distribution.

Quality

The Company recognizes that product performance and quality are critical to its success as well as the success of all key stakeholders. Both the EXCELL (Exide’s Customer-focused Excellence Lean Leadership) initiative and the Company’s Quality Management System are important drivers of operational excellence, which results in improved levels of quality, productivity, and delivery of goods and services to the global transportation and industrial energy markets.

EXCELL

In April 2001, the Company launched EXCELL to systematically reduce and ultimately eliminate waste and implement the concepts of continuous flow and customer pull throughout the entire Company’s supply chain. The EXCELL framework, intended to implement lean production techniques and process improvements, is also designed to prioritize improvement initiatives that drive quality improvement and customer satisfaction while achieving all business objectives for the Company. The five plateaus of EXCELL achievement include Copper, Bronze, Silver, Gold and Platinum; the Platinum level indicates the threshold beyond world-class quality status where a manufacturing location generates virtually zero waste through its best practices.

Quality Management System (QMS)

The Company’s QMS was developed to streamline and standardize the global quality systems so that key measurements could be evaluated to drive best practices as it continues to pursue improved EXCELL certifications across all facilities. The QMS plays a major role as the Company strives to achieve world-class product quality.

The Company’s quality process begins in the design phase with an in-depth understanding of customer and application requirements. The Company’s products are designed to the required performance and industry and customer quality standards—using design processes, tools and materials to achieve reliability and durability. The Company’s commitment to quality continues through the manufacturing process. The Company has quality audit processes and standards in each of its production and distribution facilities. The Company also has established Quality Continuous Improvement Teams. The Company’s quality process extends throughout the entire product lifecycle and operation in service. In addition, the Company offers warranties on its products and in-service product evaluations, and conducts customer satisfaction surveys.

Most of the Company’s major production facilities are approved under ISO 9000, QS 9000 or TS 16949 quality systems standards. The Company has obtained ISO 14001 EH&S certification at eight of its manufacturing plants and also has received quality certifications and awards from a number of OEM and aftermarket customers.

Research and Development

The Company is committed to developing new and technologically advanced products, services and systems that provide superior performance and value to customers. To support this commitment, the Company focuses on developing opportunities across Exide’s global markets.

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

Patents, Trademarks and Licenses

The Company owns or has a license to use various trademarks that are valuable to the Company’s business. At present the Company owns more than 450 trademarks and licenses from others the right to use fewer than 25 trademarks worldwide. While the Company believes these trademarks and trade names enhance the brand recognition of the Company’s products, and are therefore important to its business, the Company does not believe any of these individually are material to the Company’s business. Exide Electronics Group, Inc., an unaffiliated company, is licensed to use the Exide® name on certain devices. These licenses are not, however, material to the conduct of the Company’s business or results of operations. The Company licenses the Champion® mark from Federal Mogul Corporation for use on certain transportation and industrial batteries.

The Company has generated a number of patents in the operation of its business and currently owns all or a partial interest in more than 800 patents worldwide. The Company also has more than 1,000 applications for patents pending. Although the Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to its market competitiveness, currently no patent individually is material to the operation of the business or the Company’s financial condition.

At the present time, the Company is not engaged to any significant extent in commercialization of its technology or brand names.

In March 2003, the Company brought legal proceedings in the Bankruptcy Court to reject certain agreements, whereby the Company licensed to EnerSys, Inc. (“EnerSys”) the right to use the “Exide” trademark on certain industrial battery products in the United States and 37 foreign countries. For further information regarding this matter, see Item 3. Legal Proceedings.

Manufacturing, Raw Materials and Suppliers

Lead is the primary material used in the manufacture of lead acid batteries, representing approximately one-third of the cost of goods produced. The Company obtains substantially all of its North

American lead requirements through the operation of the Company’s six secondary lead recycling plants, which reclaim lead by recycling spent lead acid batteries. In North America, spent batteries are obtained for recycling primarily from the Company’s customers, through the Company-owned branch networks and from outside spent-battery collectors. In Europe, the Company’s lead requirements are principally obtained from third party suppliers.

The Company uses both polyethylene and absorbed glass microfibre (“AGM”) battery separators. There are a number of suppliers from whom the Company purchases AGM separators. Polyethylene separators are purchased solely from Daramic, Inc. (“Daramic”), with supply agreements expiring in December 2009. The agreements restrict the Company’s ability to source separators from other suppliers unless there is a technical benefit that Daramic cannot provide. In addition, the agreements provide for substantial minimum annual purchase commitments. There is no real second source that could readily provide the volume of polyethylene separators used by the Company. As a result, any major disruption in supply from Daramic would have a material adverse impact on the Company.

Other key raw materials and components in the production of batteries include lead oxide, acid, steel, plastics and chemicals, which are generally available from multiple sources. The Company has not experienced any material stoppage or disruption in production as a result of the unavailability, or delays in the availability, of raw materials.

Competition

Transportation Segment

The North American and European transportation markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty. Well-recognized brand names are also important for aftermarket customers who do not purchase private label batteries. Most sales are made without long-term contracts.

In the North American transportation aftermarket, the Company believes Johnson Controls has the largest market position, followed by the Company. Other principal competitors in this market are Delphi Automotive Systems and East Penn. Price competition in this market has been severe in recent years. Competition is strongest in the auto parts retail and mass merchandiser channels where large customers use their buying power to negotiate lower prices.

The Company’s largest competitors in the North American OEM market are Johnson Controls and Delphi Automotive Systems. Due to technical and production qualification requirements, OEMs change battery suppliers less frequently than aftermarket customers but, because of their purchasing size, can influence market participants to compete on price and other terms.

The Company has the largest market position in Europe in automotive batteries, both aftermarket and original equipment. The Company’s next largest single competitor in the automotive markets is Johnson Controls. The European battery markets, particularly in the automotive OEM area, have undergone severe price competition.

The Company expects competition to remain intense. The Company seeks to maintain and selectively grow its market position and customer base through strong brands, product technology, alliances, quality, customer service and a competitive cost structure. In addition, the Company is continuing a supply chain rationalization and overhead reduction program, as well as lean manufacturing and strategic sourcing initiatives, to better enable it to respond to changing market conditions and competitive pressures.

Motive Power Segment

The Company has the largest market share for motive power products on a global basis. The Hawker Battery Group, acquired in 2001 by EnerSys, ranks second in Europe. Other competitors in Europe include Fiamm, Hoppecke, BAE and MIDAC. The Company estimates it ranks second to EnerSys in market share in North America. In North America, the other major competitors are C&D Technologies and East Penn. In Asia,

GS/Yuasa, Shinkobe and EnerSys are the major competitors, with GS/Yuasa being the market leader. In countries such as Brazil, China and India, the Company is currently serving these markets on a limited basis through export sales.

Quality, product performance, in-service reliability, delivery and price are important differentiators in the motive power market. Well-known brands are also important and the Company’s Chloride Motive Power, Deta®, GNB, Tudor® and Sonnenschein® are among the leading brands in the world.

The Company is continuing a supply chain rationalization and overhead reduction program, as well as lean manufacturing and strategic sourcing initiatives, to better enable it to respond to the changing market conditions and competitive pressures.

Network Power Segment

EnerSys, following the acquisition of Hawker Battery Group in 2001, has the largest market share for network power batteries on a global basis with the Company ranking second in the world.

The Company estimates it ranks third to C&D Technologies and EnerSys in North America and maintains the leading share in Europe. In Asia, Yuasa has a market leadership position, which has been further strengthened following the merger of Yuasa with Japan Storage Battery, another leading Japanese battery company. Further consolidation in Japan took place with the merger of National Panasonic and Shinkobe. Competition for network power batteries has intensified given the decline in industry demand and overcapacity resulting in aggressive competition in most industry segments. Emerging Chinese battery manufacturers are increasing market share.

Quality, reliability, delivery and price are important differentiators in the network power market, along with technical innovation and responsive service. Well-known brands are also important and the Company’s Absolyte®, Sonnenschein®, Marathon®, Sprinter® and Classic™ are among the leading brands in the world.

The Company is continuing a supply chain rationalization and overhead reduction program, as well as lean manufacturing and strategic sourcing initiatives, to better enable it to respond to the changing market conditions and competitive pressures.

Environmental, Health and Safety Matters

As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively “EH&S laws”). For a discussion of the legal proceedings relating to environmental matters, see Item 3. Legal Proceedings.

Employees

Total worldwide employment was approximately 15,300 at March 31, 2004, compared to 16,100 at March 31, 2003, reflecting the impact of the Company’s ongoing restructuring actions and cost reduction efforts.

North America

As of March 31, 2004, the Company employed approximately 1,500 salaried employees and approximately 4,000 hourly employees in North America, primarily in the United States. Approximately 40% of such salaried employees are engaged in sales, service, marketing and administration and approximately 60% in manufacturing and engineering. Approximately 30% of the Company’s North American hourly employees are represented by unions. Relations with the unions are generally good. Contracts covering approximately 125 of the Company’s union employees expire in fiscal 2005, and the remainder thereafter.

Europe and Rest of World

As of March 31, 2004, the Company employed approximately 3,400 salaried employees and approximately 6,400 hourly employees outside of North America, primarily in Europe. Approximately 52% of such salaried employees are engaged in sales, service, marketing and administration and approximately 48% in manufacturing and engineering. The Company’s hourly employees are generally represented by unions. Relations with the unions are generally good. Contracts covering most of the Company’s union employees expire on various dates through fiscal 2006.

Backlog

The Company’s network power and motive power order backlogs at March 31, 2004, were approximately $77 million and $45 million, respectively. The Company expects to fill most of the March 31, 2004 backlog during fiscal 2005, with backlogs for military network orders phased for delivery through 2009. The Company’s transportation backlog at March 31, 2004 was not significant.

Financial Information About Foreign and Domestic Operations and Export Sales

See Note 27 to the Company’s Consolidated Financial Statements appearing elsewhere herein.

Item 2. Properties

The chart below lists the location of the Company’s principal facilities. All of the facilities are owned unless otherwise indicated. Most of the Company’s significant U.S. properties and some of its European properties secure its financing arrangements entered into upon emergence from bankruptcy. For a description of the financing arrangements, see “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The leases for leased facilities expire at various dates through 2016.

Location	Approximate Square Footage		Use
North America:

Alpharetta, GA	67,000	(leased)	Executive Offices

Aurora, IL	43,200	(leased)	Executive Offices

Baton Rouge, LA	176,000		Secondary Lead Smelting

Bristol, TN	631,000		Battery Manufacturing

Cannon Hollow, MO	137,000		Secondary Lead Smelting

Fort Erie, Canada	90,000		Distribution Center

Fort Smith, AR	224,000	(leased)	Industrial Battery Manufacturing

Frisco, TX	132,000		Secondary Lead Smelting

Kankakee, IL	270,000		Industrial Battery Manufacturing and Distribution

Kansas City, KS	140,000		Industrial Battery Manufacturing

Lampeter, PA	82,000		Battery Plastics Manufacturing

Lawrenceville, NJ	10,500	(leased)	Executive Offices

Manchester, IA	286,000		Battery Manufacturing Distribution Center

Muncie, IN	174,000		Secondary Lead Smelting

Reading, PA	125,000		Secondary Lead Smelting and Poly Reprocess

Location	Approximate Square Footage		Use

Reading, PA	77,000		Distribution Center

Salina, KS	260,000		Battery Manufacturing

Salina, KS	100,000	(leased)	Distribution Center

Shreveport, LA	239,000	(leased)	Battery Manufacturing

Sumner, WA	85,000	(leased)	Distribution Center

Vernon, CA	220,000		Secondary Lead Smelting

Europe and Rest of World:

Sydney, Australia	230,000		Industrial Battery Manufacturing/ Distribution Center

Elizabeth, South Australia	145,000		Automotive Battery Manufacturing

Florival, Belgium	1,485,000		Transportation Distribution Center and Offices

Bolton, England	274,000		Industrial Battery Manufacturing

Auxerre, France	341,000		Automotive Battery Manufacturing

Gennevilliers, France	60,000		Executive Offices

Gennevilliers, France	20,000		Research and Executive Offices

Lille, France	410,000		Industrial Battery Manufacturing

Nanterre, France	206,000		Automotive Battery Manufacturing

Peronne, France	106,000		Plastics Manufacturing

Bad Lauterberg, Germany	1,303,000		Manufacturing, Administrative and Warehouse

Budingen, Germany	928,000		Industrial Battery Manufacturing and Administration

Weiden, Germany	1,087,000		Industrial Battery Manufacturing

Vlaardingen, Holland	118,000		Industrial Distribution Center and Offices

Canonica d’Adda, Italy	203,000		Automotive Battery Manufacturing

Casalnuovo, Italy	5,155,908		Industrial Battery Manufacturing

Fumane di Valipolicella, Italy	65,000		Industrial Battery Manufacturing

Romano Di Lombardia, Italy	266,000	(leased)	Automotive Battery Manufacturing

Lower Hutt, New Zealand	90,000		Automotive Battery Manufacturing

Poznan, Poland (five)	1,464,000	(leased)	Automotive Battery Manufacturing

Castanheira do Riatejo, Portugal	471,000		Industrial Battery Manufacturing

Azuqueca de Henares, Spain	1,783,000		Automotive Battery Manufacturing

Bontmati, Spain	63,000		Secondary Lead Smelting

La Cartuja, Spain	1,670,000		Industrial Battery Manufacturing

Cubas de la Sagra, Spain	1,860,000		Secondary Lead Smelting

Malpica, Spain	213,000		Automotive Battery Manufacturing

Manzanares, Spain	438,000		Automotive Battery Manufacturing

In addition, the Company also leases sales and distribution outlets in North America, Europe and Asia.

The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet the Company’s present needs.

Item 3. Legal Proceedings

Bankruptcy Considerations

Pursuant to the Plan, claims against the Debtors in pre-petition litigation have been discharged, and the holders of such claims may be entitled to receive new common stock and Warrants as part of the distribution to unsecured creditors. The pre-petition litigation, which constitutes a portion of the disputed claims under the Plan, includes certain of the matters disclosed in the Company’s previously-filed periodic reports involving the following: (i) alleged personal injury and/or property damage from the release of hazardous materials used in the battery manufacturing process; and (ii) claims of racial discrimination. The amount of distributions to holders of all such claims will be determined through the Plan’s claims reconciliation process. For a further discussion of the claims reconciliation process, see Item 1. Business—Emergence from Chapter 11 Bankruptcy Protection.

Historical Federal Plea Agreement

In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27.5 million over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of the former officers. The payment terms of the plea agreement, which was accepted by the U.S. District Court for the Southern District of Illinois on February 27, 2002, are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. In 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27.9 million, and the Company presently expects that the fine will be treated pursuant to the terms of the Plan.

Private Party Lawsuits and other Legal Proceedings

On March 14, 2003, the Company served notices to reject certain executory contracts with EnerSys, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 37 foreign countries. EnerSys objected to the rejection of certain of the executory contracts, including the Trademark License, and the Bankruptcy Court conducted a hearing on the Company’s rejection request. No ruling has yet been issued. If the Bankruptcy Court permits the Company to reject the Trademark License, in the absence of a successful appeal, EnerSys will likely lose all rights to use the “Exide” trademark over time and the Company will have greater flexibility in its ability to use that mark for industrial battery products. In the event the Bankruptcy Court authorizes rejection of the Trademark License, as with other executory contracts at issue, EnerSys will have a pre-petition general unsecured claim relating to the damages arising therefrom.

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy

Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. On November 19, 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. PDH subsequently filed a motion to reconsider, and the Bankruptcy Court has taken the motion under advisement. In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims Exide was obligated to replace. Exide’s answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action have been transferred to the U.S. Bankruptcy Court for the District of Delaware and are currently subject to a stay injunction by that court. The Company plans to vigorously defend itself and pursue its counterclaims.

From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims has received 34 employee claims alleging asbestos-related illnesses, and no such claims have been filed since August 2001. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $169,000, $260,000 and $378,000 in calendar years 2002, 2003 and 2004, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $78,000, $200,000 and $107,000 during the same periods to date for the dependents of four such claimants. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company’s Shanghai, China subsidiary, Exide Technologies (Shanghai) Company Limited (“Exide Shanghai”), has been informed by the Shanghai Customs Administration that it is the subject of an investigation. An Exide Shanghai employee was detained and subsequently released by the authorities pending completion of the investigation. Based on Peoples Republic of China law, as well as Shanghai provincial law, the Shanghai Customs Administration has not disclosed the specific nature of the investigation or the charges which may result. The Company is awaiting the conclusion of the investigation. Exide Shanghai had total assets of approximately $7.8 million at March 31, 2004 and revenues of $10.6 million for fiscal year ended 2004.

In April 2003, the Company sold its Torrejon, Spain nickel-cadmium plant. A Torrejon court is conducting an investigation of two petitions submitted to it to determine whether criminal charges should be filed for alleged endangerment of workers’ health at the former Torrejon plant. The Company has retained counsel in the event that any charges ultimately are filed.

Between 1996 and 2002, one of the Company’s Spanish subsidiaries negotiated dual-scale salaries under collective bargaining agreements for workers at numerous facilities. Several claims challenging the dual-scale salary system have been brought in various Spanish courts covering multiple jurisdictions. To date, the Company has lost its challenges in only one jurisdiction, and prevailed in other jurisdictions. The Company continues to litigate these matters and does not currently anticipate any material adverse affect on the Company’s financial condition, cash flows or results of operations.

The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, the Company does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Environmental Matters

As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 91 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. The Company anticipates its liability for the remaining sites will be treated as disputed unsecured claims under the Plan.

The Company is also involved in the assessment and remediation of various other properties, including certain Company owned or operated facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate legal authorities. Where probable and reasonably estimable, the costs of such projects have been accrued by the Company, as discussed below. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies with respect to these currently or formerly owned or operating locations. While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, the Company does not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2004, the amount of such reserves on the Company’s consolidated balance sheet was approximately $94.2 million. Of this amount, approximately $62.1 million was included in Liabilities subject to compromise, however, the amount of those liabilities that will be discharged pursuant to the Plan is yet to be determined. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable and there is a constructive obligation to remediate, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

The sites that may require larger expenses for remediation are as follows:

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

Sonalur, Portugal

The Sonalur facility is an active secondary lead smelter. Materials from past operations present at the site are stored in above-ground concrete containment vessels and in underground storage deposits. The Company is in the process of obtaining additional site characterization data to evaluate remediation alternatives agreeable to local authorities. Costs for remediation are currently estimated at $3.5 million to $7 million.

Legislation has recently been proposed in the European Union which would ban lead in batteries, but with broad categories of exemptions which apply to all or nearly all of the Company’s products. It is possible that such legislation, if finalized, will impose further duties on the Company for the reclamation of lead from spent batteries.

The Company budgets for capital expenditures and operating costs related to requirements under EH&S laws. The Company believes that these expenditures will not have a material adverse effect on its financial condition, cash flows or results of operations, but cannot guarantee that additional expenditures will not be needed to ensure compliance with EH&S laws.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since May 6, 2004, the Company’s new common stock and Warrants have traded on the NASDAQ National Market under the symbol “XIDE” and “XIDEW”, respectively. From May 6, 2004 to June 24, 2004, the high and low closing bid prices of the new common stock were $21.75 and $18.43, respectively, and the high and low closing bid prices of the Warrants were $5.35 and $3.90, respectively, as reported by the NASDAQ National Market.

Prior to May 6, 2004, the Company’s old common stock was traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “EXDTQ”. The old common stock was cancelled, effective May 5, 2004, pursuant to the Plan. The following table presents the high and low bid prices (which may not represent actual transactions) for the old common stock.

	Fiscal Year Ended March 31 Prices
	High	Low
2003:
First Quarter	$1.06	$0.11
Second Quarter	0.70	0.42
Third Quarter	0.59	0.27
Fourth Quarter	0.49	0.28

2004:
First Quarter	$0.40	$0.28
Second Quarter	0.34	0.01
Third Quarter	0.24	0.01
Fourth Quarter	0.06	0.01

The Company did not pay dividends on its old common stock during fiscal year 2003 or fiscal year 2004. Covenants in the Company’s Credit Agreement restrict the Company’s ability to pay cash dividends on capital stock and the Company presently does not intend to pay dividends on its new common stock.

As of June 24, 2004, the Company had 23,414,327 shares of its new common stock and 4,233,991 shares of its Warrants outstanding, with 796 and 978 record number holders, respectively.

As of March 31, 2004, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of the Company’s old common stock or awarded shares of old common stock. On the Effective Date, all issued, unissued, authorized or outstanding shares of old common stock, together with any warrants, options or contract rights to purchase or acquire such interests at any time were cancelled. The following table contains information relating to such plans as of March 31, 2004.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,156,402	$13.11	1,364,860
Equity compensation plans not approved by security holders	2,769,333	$9.61	2,251,512
Total	3,925,735	$10.64	3,616,372

Item 6. Selected Financial Data (in thousands, except per share data):

The following table sets forth selected financial data for the Company. The reader should read this information in conjunction with the Company’s Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this report. Certain prior years’ selected financial data have been reclassified to conform to the fiscal 2004 presentation. See Note 3 to the Consolidated Financial Statements elsewhere herein.

	Fiscal Year Ended March 31,
	2000	2001	2002	2003	2004
Statement of Operations Data

Net sales	$2,194,447	$2,432,102	$2,428,550	$2,361,101	$2,500,493
Gross profit	485,578	534,479	463,919	516,541	509,325
Selling, marketing and advertising expenses	271,791	291,068	290,957	261,299	264,753
General and administrative expenses	145,770	157,459	178,842	175,177	161,271
Restructuring and impairment	39,336	97,400	33,122	25,658	52,708
Interest expense, net	103,988	117,652	136,241	105,788	99,027
Loss before reorganization items, income tax, minority interest and cumulative effect of change in accounting principle (2)	(123,548)	(154,330)	(304,797)	(77,346)	(27,710)
Reorganization items, net	—	—	—	36,370	67,042
Income taxes	10,769	8,632	(1,422)	26,969	3,271
Loss before cumulative effect of change in accounting principle	(136,042)	(164,585)	(303,586)	(140,885)	(98,490)
Cumulative effect of change in accounting principle (1)	—	—	(496)	—	15,593
Net loss	(136,042)	(164,585)	(304,082)	(140,885)	(114,083)
Basic and diluted net loss per share	(6.40)	(7.02)	(11.35)	(5.14)	(4.17)

Balance Sheet Data (at period end)

Working capital (deficit) (3)	$213,468	$183,618	$(951,866)	$(15,876)	$(270,394)
Property, plant and equipment, net	443,344	632,935	530,220	533,375	543,124
Total assets	1,901,461	2,298,925	1,915,868	2,372,691	2,471,808
Total debt	1,118,385	1,347,046	1,413,272	1,804,903	1,847,656
Common stockholders’ deficit	(66,376)	(256,639)	(555,742)	(695,369)	(769,769)

Other Financial Data

Cash provided by (used in):
Operating activities (4)	$95,648	$90,190	$(6,665)	$(239,858)	$40,551
Investing activities	(12,623)	(355,920)	(58,462)	(39,095)	(38,411)
Financing activities	(73,987)	259,468	73,720	278,882	(9,667)
Capital expenditures	63,953	69,495	61,323	45,878	65,128
Cash dividends per share	0.08	0.08	0.04	—	—

(1)	The cumulative effect of change in accounting principle in 2002 resulted from the adoption of SFAS 133 on April 1, 2001 and the cumulative effect of change in accounting principle in 2004 resulted from the adoption of SFAS 143 on April 1, 2003.

(2)	Fiscal 2002 expenses included goodwill impairment charges of $105,000 and loss on debt-to-equity conversion of $13,873 and fiscal 2003 expenses included goodwill impairment charges of $37,000.
(3)	Working capital (deficit) is calculated as current assets less current liabilities, which at March 31, 2002 reflects the reclassification of certain long-term debt as current. At March 31, 2003 and March 31, 2004, working capital (deficit) excludes liabilities of the Debtors classified as subject to compromise.
(4)	Cash used in operating activities in fiscal 2003 includes the repurchase of uncollected securitized accounts receivable under the terminated U.S. and European securitization programs of $117,455 and $124,793, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except per share data)

Important Matters

After April 15, 2002, the Debtors operated their businesses and managed their properties as debtors-in-possession throughout the course of the bankruptcy case. The Debtors, along with the Official Committee of Unsecured Creditors filed the Plan with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the Plan. As of the Effective Date, the Debtors substantially consummated the transactions provided for in the Plan. See Item 1. Business—“Emergence from Chapter 11 Bankruptcy Protection”, which contains a summary of certain transactions that became effective on the Effective Date.

The Consolidated Financial Statements for fiscal 2004 and 2003 contained herein have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). The Consolidated Financial Statements for fiscal 2002 are not prepared in accordance with SOP 90-7 because the Chapter 11 cases were filed in fiscal 2003. See Note 1 to the Consolidated Financial Statements. The amounts reported in subsequent financial statements will materially change due to the restructuring of the Company’s assets and liabilities as a result of the Plan and the application of the provisions of SOP 90-7 with respect to reporting upon emergence from Chapter 11 (“fresh start” accounting). Financial statements for periods subsequent to the Company’s emergence from Chapter 11 will not be comparable with those of prior periods.

External Factors That Affect Our Financial Performance

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

Seasonality and weather. The Company sells most of its automotive aftermarket batteries during the fall and early winter (the Company’s second and third fiscal quarters). Retailers buy automotive batteries during these periods so they will have enough inventory when cold weather strikes. In addition, many of the Company’s industrial battery customers in Europe do not place their battery orders until the end of the calendar year. The seasonality of the Company’s business increases its working capital requirements.

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

Lead. Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases.

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

Inventory Reserves. The Company writes down its inventory to estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. During the third quarter of fiscal 2002, the Company began a company-wide effort to reduce inventory levels. Based on those findings, the Company concluded that it would not recover the carrying costs of certain of this excess inventory. This excess inventory has been written down to its estimated recoverable value. As this effort continues, the Company may determine that actual recoveries differ from those estimated.

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

Employee Benefit Plans. The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions (“SFAS 87”)” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”)”. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see Employee Benefit Plans herein and Note 14 to the Consolidated Financial Statements.

Deferred Taxes. The Company records valuation allowances to reduce its deferred tax assets to amounts that are more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company’s net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax asset would decrease income in the period such determination was made. The Company has historically recorded full valuation allowances against deferred tax assets in the U.S. and the United Kingdom.

Revenue recognition. The Company records sales when revenue is earned. Shipment terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, terms are FOB destination and in these cases, revenue is recognized when product is delivered to the customer’s delivery site. The Company records sales net of estimated reserves for warranties, discounts, customer allowances and returns.

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

Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable and there is a constructive obligation to remediate, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could result in either an increase or decrease in the reserves and have a significant impact on the Company’s liquidity.

Purchase Commitments. The Company has three worldwide supply agreements expiring in December 2009 to purchase its polyethylene battery separators. The supply agreements were entered into in fiscal 2000 with Daramic, the party that purchased the Company’s battery separators manufacturing operation, as a condition of the sale of those operations. At the time of the sale, the agreements contained minimum annual purchase commitments in excess of the Company’s requirements. Accordingly, the Company established a reserve, and reduced the gain on sale of the manufacturing operations, for commitments in excess of the Company’s requirements and for the contractual purchase prices in excess of market. The Company currently has a reserve for the incremental purchase requirements over the remaining life of the agreement in excess of the Company’s projected requirements. Whenever there is a significant change in the Company’s unit volume outlook based on changes to its business plan, this reserve will be adjusted.

Litigation. The Company has legal contingencies that have a high degree of uncertainty. When a contingency becomes probable and reasonably estimable, a reserve is established. Numerous lawsuits have been filed against the Company for which the liabilities are not considered probable and/or reasonably estimable. Consequently, no reserves have been established for these matters. If future litigation or other resolution of these matters result in liability to the Company, such liability could have a significant impact on the Company’s future results and liquidity.

Recently Issued Accounting Standards.

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

The adoption of SFAS 143 resulted in a charge, which is reflected in the consolidated statements of operations as a cumulative effect of change in accounting principle of $15,593, or $0.57 per share in the first quarter of fiscal 2004. The charge results from certain commitments made by the Company in accordance with permit requirements for its North American lead recycling and hazardous waste facilities. The Company is obligated under these permits to undertake agreed-upon remediation and decommissioning activities in the event of a facility closure. The recorded asset retirement obligation is based upon estimated investigation, remediation and decommissioning costs. These estimates are determined through a combination of methods including outside estimates of likely expense and the Company’s historical experience in the management of these matters. Future findings or changes in estimates could result in either an increase or decrease in the asset retirement obligation. The pro forma impact on net loss before cumulative effect of change in accounting principle for the year ended March 31, 2003 would have been immaterial.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement requires gains and losses from extinguishments of debt to be classified as an extraordinary item only if the criterion in Opinion 30 has been met. Further, lease modification with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this Statement related to the rescission of SFAS No. 4 and the amendment of SFAS No. 13 are effective beginning in fiscal 2003 and for transactions occurring after May 15, 2002, respectively, and did not have a material impact on the Company’s Consolidated Financial Statements. All other provisions are effective for financial statements issued on or after May 15, 2002, and did not have a material impact on the Company’s Consolidated Financial Statements.

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

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. This Interpretation addresses consolidation by business enterprises of certain variable interest entities (“VIEs”). The Interpretation was effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. For variable interests in special purpose entities created before February 1, 2003, the provisions of this Interpretation became applicable on December 31, 2003. For all other variable interests in VIEs created before February 1, 2003, the provisions of this Interpretation were applicable on March 31, 2004. Further, the disclosure requirements of the Interpretation were applicable for all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created. The Company has performed an evaluation to identify such entities and does not believe that it has arrangements with any entities that fall within the scope of this standard, other than the special purpose entity established in connection with the Company’s European accounts receivable securitization facility, which was accounted for as a secured borrowing in accordance with the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, until refinanced in February 2004.

In April 2003, the FASB issued SFAS No. 149, “Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company adopted SFAS 150 as of July 1, 2003. As of March 31, 2004, and for the year then ended, the Company had no such financial instruments outstanding.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS 13, “Accounting for Leases.” The Company adopted EITF Issue No. 01-08 as of July 1, 2003. The adoption of EITF Issue No. 01-08 did not have a material impact on the Company’s Consolidated Financial Statements.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on accounting for the federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This guidance is effective for periods beginning after June 15, 2004. The Company expects that application of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

Results of Operations

Fiscal Year Ended March 31, 2004 compared with Fiscal Year Ended March 31, 2003

Overview

Net loss for fiscal 2004 was $114,083, or $4.17 per diluted share versus fiscal 2003 net loss of $140,885, or $5.14 per diluted share. Included in fiscal 2004 consolidated net loss were reorganization items in connection with the bankruptcy of $67,042, restructuring costs of $52,708 ($35,326 after tax) and a charge of $15,593 for the cumulative effect of a change in accounting principle. Included in the consolidated net loss for fiscal 2003 were reorganization items of $36,370, restructuring costs of $25,658 and a non-cash charge of $37,000 for goodwill impairment resulting from an evaluation of results and updated projections of the Network Power business, following the deterioration of this segment’s European performance. In addition, currency remeasurement gains of $43,846 and $22,753, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in fiscal 2004 and 2003, respectively.

Net Sales

Net sales were $2,500,493 for fiscal 2004 versus $2,361,101 in fiscal 2003. Sales volumes were lower in all three of the Company’s business segments during fiscal 2004. Currency positively impacted net sales for fiscal 2004 by approximately $229,000. The strength of the Euro in the Company’s European markets also resulted in competitive pricing pressures from Asian imports, negatively impacting average selling prices.

Transportation net sales were $1,578,222 for fiscal 2004 versus $1,493,910 for fiscal 2003. Transportation revenues in North America declined slightly due to reduced unit volumes in both the aftermarket and original equipment channels, while European volumes declined principally in the original equipment channel following the loss of certain original equipment business. European selling prices were lower in fiscal 2004, principally because of competitive pricing pressures. Currency positively impacted Transportation net sales in fiscal 2004 by approximately $120,000.

Motive Power net sales for fiscal 2004 were $527,216 versus $475,248 for fiscal 2003. Lower sales volumes and competitive pricing pressures in Europe, including the impact of Asian imports, within both the original equipment and aftermarket channels were partially offset by higher volumes in North America. Currency positively impacted Motive Power net sales in fiscal 2004 by approximately $66,000.

Network Power net sales for fiscal 2004 were $395,055 versus $391,943 for fiscal 2003. Sales volumes were lower due to reductions from strong European military shipments in fiscal 2003, weakness in the Asian market, including disruption of the Company’s Chinese operations, offset partially by higher volumes in North America. Currency positively impacted Network Power net sales in fiscal 2004 by approximately $43,000.

Gross Profit

Gross profit was $509,325 in fiscal 2004 versus $516,541 in fiscal 2003. The gross profit margin decreased to 20.4% in fiscal 2004 from 21.9% in fiscal 2003. Gross profit in each of the Company’s business segments was negatively impacted by lower sales volumes, competitive pricing pressures and higher benefit costs, including medical and pension expenses, offset partially by the Company’s cost reduction programs. Currency positively impacted gross profit in fiscal 2004 by approximately $47,300. The strength of the Euro in the Company’s European markets also resulted in competitive pricing pressures from Asian imports, negatively impacting margins.

Transportation gross profit was $305,852 in fiscal 2004 versus $308,428 in fiscal 2003. The effects of lower sales volumes in North America and Europe and lower European pricing were partially offset by the benefits from plant rationalization and headcount reductions. Gross margin was 19.4% in fiscal 2004 versus 20.6% in fiscal 2003. Currency positively impacted Transportation gross profit in fiscal 2004 by approximately $24,500.

Motive Power gross profit was $114,650 in fiscal 2004 versus $105,370 in fiscal 2003. Gross profit was negatively impacted by lower sales volumes and competitive pricing pressures, particularly in the European markets. Gross margin was 21.7% in fiscal 2004 versus 22.2% in fiscal 2003. Currency positively impacted Motive Power gross profit in fiscal 2004 by approximately $13,700.

Network Power gross profit was $88,823 in fiscal 2004 versus $102,743 in fiscal 2003. Gross profit was negatively impacted by lower military shipments in Europe and lower sales volume in Asia, offset partially by the Company’s cost reduction programs. Gross margin was 22.5% in fiscal 2004 versus 26.2% in fiscal 2003. Currency positively impacted Network Power gross profit in fiscal 2004 by approximately $9,100.

Expenses

Expenses were $537,035 in fiscal 2004 versus $593,887 in fiscal 2003. Included in expenses are restructuring charges of $52,708 in fiscal 2004 and $25,658 in fiscal 2003. Also included in fiscal 2003 expenses is a charge for goodwill impairment in the Network Power segment of $37,000. Excluding these items, expenses were $484,327 and $531,229 in fiscal 2004 and 2003, respectively. Currency unfavorably impacted expenses by approximately $45,600 in fiscal 2004. The net decrease in expenses was impacted by the following matters: (i) fiscal 2004 selling, marketing and advertising costs in each of the Company’s business segments were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) expenses in each of the Company’s business segments for fiscal 2004 were negatively impacted by an increase in benefit costs, including medical and pension expenses; (iii) expenses for fiscal 2004 include $9,700 net gain on asset sales, included in Other (income) expense, net; and (iv) fiscal 2004 and 2003 expenses included currency remeasurement gains of $43,846 and $22,753, respectively, included in Other (income) expense, net.

Transportation expenses were $167,192 in fiscal 2004 versus $162,064 in fiscal 2003. Currency unfavorably impacted Transportation expenses in fiscal 2004 by approximately $12,400. The resulting decrease in expenses was due primarily to the Company’s cost reduction programs, offset partially by increased benefit costs, including medical and pension expenses.

Motive Power expenses were $106,745 in fiscal 2004 versus $89,320 in fiscal 2003. The increase was due primarily to restructuring expenses associated with the Company’s European consolidation efforts, higher selling expenses in North America and increased benefit costs, including medical and pension expenses, offset partially by the Company’s cost reduction programs. Currency unfavorably impacted Motive Power expenses in fiscal 2004 by approximately $12,300.

Network Power expenses were $77,892 in fiscal 2004 versus $119,536 in fiscal 2003. Fiscal 2004 expenses included a $3,175 gain on the sale of the Company’s European non-lead battery assets. Fiscal 2003 Network Power expenses included a goodwill impairment charge of $37,000. Excluding these items, expenses were $81,067 and $82,536 in fiscal 2004 and 2003, respectively. The decrease was due primarily to the Company’s cost reduction programs, offset by higher restructuring costs and increased benefit costs, including medical and pension expenses. Currency unfavorably impacted Network Power expenses in fiscal 2004 by approximately $8,200.

Unallocated expenses, net, which include corporate expenses, interest expense, currency remeasurement losses (gains) and losses on sales of accounts receivable, were $185,206 in fiscal 2004 versus $222,967 in fiscal 2003. Expenses for fiscal 2004 and 2003 included currency remeasurement gains of $43,846 and $22,753, respectively. Currency unfavorably impacted unallocated expenses in fiscal 2004 by approximately $12,700. Corporate expenses in fiscal 2004 and fiscal 2003 were $118,765 and $127,943, respectively. The decrease in corporate expenses was due to the favorable impact of the Company’s cost-reduction programs, offset partially by increased benefit costs, including medical and pension expenses and higher restructuring costs. Interest expense, net was $99,027 in fiscal 2004 versus $105,788 in fiscal 2003. The decrease in interest expense is due to lower interest rates and lower amortization expense associated with deferred financing costs.

Loss before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $27,710, or (1.1)% of net sales in fiscal 2004 versus $77,346, or (3.3)% of net sales in fiscal 2003 due to the items discussed above.

Transportation income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $138,660, or 8.8% of net sales in fiscal 2004 versus $146,364, or 9.8% of net sales in fiscal 2003, due to the items discussed above.

Motive Power income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $7,905, or 1.5% of net sales in fiscal 2004 versus $16,050, or 3.4% of net sales in fiscal 2003, due to the items discussed above.

Network Power income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $10,931, or 2.7% of net sales in fiscal 2004 versus ($16,793), or (4.3)% of net sales in fiscal 2003, due to the items discussed above.

Reorganization items

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the Consolidated Statements of Operations. Reorganization items for fiscal 2004 and 2003 were $67,042 and $36,370, respectively. These items include professional fees including financial and legal services, employee retention costs for key members of management, costs associated with rejection of certain executory contracts and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. The increase in reorganization expenses for fiscal 2004 reflects a significant increase in legal costs associated with development of the Company’s Plan and preparation for Bankruptcy Court hearings. See Note 8 to the Consolidated Financial Statements.

Income Taxes

In fiscal 2004, an income tax provision of $3,271 was recorded on a pre-tax loss of $94,752. In fiscal 2003, an income tax provision of $26,969 was recorded on a pre-tax loss of $113,716. The effective tax rate was (3.5%) and (23.7%) in fiscal 2004 and 2003, respectively. The effective tax rate for fiscal 2004 and fiscal 2003 was impacted by the generation of income in tax-paying jurisdictions, principally Europe, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in both the U.S. and certain international regions. The effective tax rate for fiscal 2004 was also impacted by the adjustment of previously recognized valuation allowances in certain international jurisdictions based on updated financial projections. The effective tax rate for fiscal 2003 was also impacted by the non-deductibility of the $37,000 Network Power goodwill impairment charge.

During fiscal 2003, the Company reorganized the ownership structure of certain of its foreign subsidiaries and recorded an impairment charge on certain intercompany investments for statutory purposes. These actions have no effect on reported pre-tax operating results but resulted in a net tax benefit.

Fiscal Year Ended March 31, 2003 compared with Fiscal Year Ended March 31, 2002

Overview

Net loss for fiscal 2003 was $140,885, or $5.14 per diluted share versus fiscal 2002 net loss of $304,082 or $11.35 per diluted share. Included in the consolidated net loss for fiscal 2003 is a non-cash charge of $37,000 for goodwill impairment resulting from an evaluation of results and updated projections of the Network Power business, following the deterioration of this segment’s European performance. Results also include fiscal 2003 restructuring costs of $25,658 and reorganization items in connection with the Bankruptcy of $36,370. Fiscal 2002 results included a goodwill impairment charge of $105,000, restructuring costs of $33,122 related to work force reductions and a $13,873 charge related to debt-for-equity exchanges. In addition, the Company recorded a gain of $8,185 during fiscal 2002 relating to the early termination of a purchased research and development agreement with Lion Compact Energy, a privately held company conducting research in dual-graphite technology (“LCE”). In addition, currency remeasurement loss (gain) of $(23,753) and $5,108, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in fiscal 2003 and 2002, respectively.

Net Sales

Net sales were $2,361,101 for fiscal 2003 versus $2,428,550 in fiscal 2002. This decrease resulted from lower sales volumes in all three of the Company’s business segments during fiscal 2003. Net sales were also positively impacted by $136,900 due to the strong Euro.

Transportation net sales were $1,493,910 for fiscal 2003 versus $1,518,119 for fiscal 2002. Transportation revenues in North America declined due to reduced unit volumes principally due to lost business and territories in our aftermarket accounts, while European volumes were down slightly from fiscal 2002. These reductions were partially offset by benefits from warranty management programs in North America. Results for fiscal 2003 were also favorably impacted by approximately $4,800 from changes in estimates of historical warranty obligations based upon new commercial arrangements. Currency positively impacted Transportation net sales in fiscal 2003 by approximately $68,800.

Motive Power net sales for fiscal 2003 were $475,248 versus $475,230 for fiscal 2002. Currency positively impacted Motive Power net sales in fiscal 2003 by approximately $38,500. Lower sales volumes resulted from the general softness in the overall economies in Motive Power’s two major markets, the United States and Western Europe.

Network Power net sales for fiscal 2003 were $391,943 versus $435,201 for fiscal 2002. Lower sales were a direct result of the significantly weaker telecommunications markets, including the adverse effect of the slowdown in Europe and Asia, similar to that seen in North America during fiscal 2002. Currency positively impacted Network Power net sales in fiscal 2003 by approximately $29,600.

Gross Profit

Gross profit was $516,541 in fiscal 2003 versus $463,919 in fiscal 2002. The gross profit margin increased to 21.9% in fiscal 2003 from 19.1% in fiscal 2002. The favorable change in gross profit is primarily due to the warranty management programs in North America, including a $4,800 reduction in warranty reserves related to changes in estimates of historical obligations, continued plant rationalization and headcount reduction programs and lower lead pricing in Europe, offset partially by lower sales volumes and higher production costs related to under-absorption of fixed overheads. The strong Euro versus the U.S. dollar positively impacted gross profit in fiscal 2003 by approximately $32,800.

Transportation gross profit was $308,428 in fiscal 2003 versus $244,570 in fiscal 2002. The effect of lower North American sales volumes was more than offset by the benefits from plant rationalization and headcount reductions, North American warranty management programs, including a $4,800 reduction in warranty reserve related to a change in estimate of historical obligations, lower lead pricing in Europe and European currency effects. Fiscal 2002 gross profit was reduced by a $15,500 charge to costs of sales to increase reserves for purchase commitments (See Note 23) and a $3,000 charge to write down excess inventories. Gross margin was 20.6% in fiscal 2003 versus 16.1% in fiscal 2002. Currency positively impacted Transportation gross profit in fiscal 2003 by approximately $16,500.

Motive Power gross profit was $105,370 in fiscal 2003 versus $119,290 in fiscal 2002. Gross profit was negatively impacted by lower sales volumes, unfavorable sales mix (smaller size battery systems) and higher production costs related to under-absorption of fixed overheads. Gross profit in fiscal 2002 was negatively impacted by a $4,000 charge to write down excess inventories. Gross margin was 22.2% in fiscal 2003 versus 25.1% in fiscal 2002. Currency positively impacted Motive Power gross profit in fiscal 2003 by approximately $8,600.

Network Power gross profit was $102,743 in fiscal 2003 versus $100,059 in fiscal 2002. The increase was due to positive currency impact offset partially by significantly weaker demand in the telecommunications market and higher production costs related to under-absorption of fixed overheads. Gross profit margins in fiscal 2003 were also negatively impacted by changes in sales mix including reduced sales of higher margin products. Gross profit in fiscal 2002 was negatively affected by a $3,000 charge to write down excess inventories and a $2,200 charge to write-off inventory in our operation in China. Gross margin was 26.2% in fiscal 2003 versus 23.0% in fiscal 2002. Currency positively impacted Network Power gross profit in fiscal 2003 by approximately $7,700.

Expenses

Expenses were $593,887 in fiscal 2003 versus $768,716 in fiscal 2002. Fiscal 2003 and fiscal 2002 expenses included charges for goodwill impairment in the Network Power segment of $37,000 and $105,000, respectively. Also included in expenses are restructuring charges of $25,658 in fiscal 2003 and $33,122 in fiscal 2002. Fiscal 2002 expenses also include bad debt provisions of $16,000 related to Kmart receivables and the Company’s China operations, a $13,873 non-cash charge related to debt-for-equity exchanges included in Other (income) expense, net, and a credit of $8,185 related to the early termination of a purchased research and development agreement with LCE. Excluding these items, expenses were $531,200 and $608,900 in fiscal 2003 and 2002, respectively. Stronger European currencies unfavorably impacted expenses by approximately $30,500 in fiscal 2003. The change in expenses was impacted by the following matters: (i) fiscal 2003 selling, marketing and advertising costs in each of the Company’s business segments were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) general and administrative expenses in fiscal 2003 were unfavorably impacted by higher pension costs, rising insurance premiums and information technology costs, offset partially by cost-reduction programs; (iii) interest, net decreased $30,453, principally due to ceasing accruing certain interest on pre-petition debt classified as subject to compromise; and (iv) fiscal 2003 expenses included currency remeasurement gains of $22,753.

Transportation expenses were $162,064 in fiscal 2003 versus $193,141 in fiscal 2002. Fiscal 2002 expenses include a $12,600 bad debt provision on Kmart receivables. The remaining decrease in expenses was due primarily to the Company’s cost reduction programs. Currency unfavorably impacted Transportation expenses in fiscal 2003 by approximately $7,200.

Motive Power expenses were $89,320 in fiscal 2003 versus $86,387 in fiscal 2002. Currency unfavorably impacted Motive Power expenses in fiscal 2003 by approximately $7,300, offset partially by the Company’s cost reduction programs.

Network Power expenses were $119,536 in fiscal 2003 versus $193,211 in fiscal 2002. Fiscal 2003 and fiscal 2002 Network Power expenses include goodwill impairment charges of $37,000 and $105,000, respectively. Fiscal 2002 includes a $3,400 provision for bad debts related to our operations in China. Excluding these items, operating expenses were $82,500 and $84,800 in fiscal 2003 and 2002, respectively. The decrease was due primarily to the Company’s cost reduction programs. Currency unfavorably impacted Network Power expenses in fiscal 2003 by approximately $5,700.

Unallocated expenses, net, which include corporate expenses, interest expense, currency remeasurement losses (gains) and losses on sales of accounts receivable, were $222,967 in fiscal 2003 versus $295,977 in fiscal 2002. Fiscal 2003 net expenses include currency remeasurement gains of $22,753. Fiscal 2002 net expenses include a gain of $8,200 due to the LCE agreement termination, $13,873 of charges related to debt-for-equity exchanges, currency remeasurement losses of $5,109 and costs incurred in connection with debt waivers obtained. Currency unfavorably impacted unallocated expenses in fiscal 2003 by approximately $10,300. Corporate expenses in fiscal 2004 and fiscal 2003 were $127,943 and $139,992, respectively. The Company’s cost-reduction programs favorably impacted corporate expenses in fiscal 2003. Interest expense, net was $105,788 in fiscal 2003 versus $136,241 in fiscal 2002. The decrease is due to ceasing accruing certain interest on pre-petition debt classified as subject to compromise in the Company’s consolidated balance sheet in accordance with SOP 90-7. Interest at the stated contractual amount on debt that was not charged to operations for fiscal 2003 was approximately $39,600. Excluding interest not charged pursuant to SOP 90-7, higher interest costs in fiscal 2003 were driven by the DIP Credit Facility and amortization of deferred financing costs incurred on the DIP Credit Facility and European accounts receivable securitization facility.

Loss before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $77,346, or (3.3)% of net sales in fiscal 2003 versus $304,797, or (12.5)% of net sales in fiscal 2002 due to the items discussed above.

Transportation income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $146,364, or 9.8% of net sales in fiscal 2003, versus $51,429, or 3.4% of net sales in fiscal 2002, due to the items discussed above.

Motive Power income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $16,050, or 3.4% of net sales in fiscal 2003, versus $32,903, or 6.9% of net sales in fiscal 2002, due to the items discussed above.

Network Power loss before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $16,793, or (4.3)% of net sales in fiscal 2003, versus $93,152, or (21.4)% of net sales in fiscal 2002 due to the items discussed above.

Reorganization items

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the consolidated statements of operations. Reorganization items for fiscal 2003 were $36,370. These items include professional fees including financial and legal services, employee retention costs for key members of management and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 8 to the Consolidated Financial Statements.

Income Taxes

In fiscal 2003, an income tax provision of $26,969 was recorded on a pre-tax loss of $113,717. In fiscal 2002, an income tax benefit of $1,422 was recorded on a pre-tax loss of $304,796. The effective tax rate was (23.7%) and 0.5% in fiscal 2003 and 2002, respectively. The effective tax rate for fiscal 2003 was impacted by the generation of income in tax-paying jurisdictions, principally Europe, with no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in both the U.S. and certain international regions as well as the non-deductibility of the $37,000 Network Power goodwill impairment charge. The effective tax rate for fiscal 2002 was impacted by the recognition of valuation allowances on tax benefits generated from current period losses in both the United States and certain international regions, the tax treatment of the debt-for-equity exchanges and LCE agreement termination as well as the non-deductibility of the $105,000 Network Power goodwill impairment charge. As a result of certain pledges of stock of foreign subsidiaries in connection with bank amendments obtained during fiscal 2002, the Company was required to recognize certain foreign sourced income (“Subpart F Income”) as a constructive dividend for U.S. tax purposes. The constructive dividend has otherwise reduced operating loss tax carry-forwards. During fiscal 2003 and 2002 the Company reorganized the ownership structure of certain of its foreign subsidiaries and recorded an impairment charge on certain inter-company investments for statutory purposes. These actions have no effect on reported pre-tax operating results but resulted in a net tax benefit.

Lion Compact Energy

In fiscal 2000, the Company recorded charges totaling approximately $14,300 for purchased in-process research and development resulting from the acquisition of a controlling interest in LCE.

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

During fiscal 2002, the Company exercised an option to re-convey its interest in LCE to the seller in exchange for extinguishment of the remaining purchase price obligations due. The Company recorded a credit to income of $8,200, at that time, equal to the present value of the expected future purchase price payments.

Liquidity and Capital Resources

Capitalization

On February 13, 2004, the Company entered into the Replacement DIP Credit Facility which replaced the prior DIP Credit Facility. In addition to refinancing the prior DIP Credit Facility, the Replacement DIP Credit Facility refinanced the Company’s European accounts receivable securitization facility. The Replacement DIP Credit Facility also included a commitment to refinance the 9.125% Senior Notes which were due April 15, 2004, and provided additional working capital borrowing availability. The Replacement DIP Credit Facility provided for interest at LIBOR plus 3.75% per annum. Total availability under the Replacement DIP Credit Facility as of March 31, 2004 was $43,400.

On April 15, 2004 the Company paid off the 9.125% Senior Notes using funds borrowed under the Replacement DIP Credit Facility.

On May 5, 2004, the Effective Date, the Company entered into a new $600,000 Senior Secured Credit Agreement (the “Credit Agreement”) which includes a $500,000 Multi-Currency Term Loan Facility and a $100,000 Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40,000. The Revolving Loan Facility matures on May 5, 2009, while the Term Loan Facility, which includes quarterly principal payments beginning in September 2005, matures on May 5, 2010. The Term Loan Facility bears interest at LIBOR plus 3.5% per annum and EURO-LIBOR plus 4.0% per annum for the U.S. Dollar and Euro components, respectively. The Revolving Loan Facility bears interest at LIBOR plus 4.0% per annum. As of the Effective Date, the Company had $500,000 outstanding under the Term Loan Facility and had not drawn on the Revolving Loan Facility.

Proceeds of the Term Loan Facility were used to finance the repayment of the Replacement DIP Credit Facility and to finance various costs and expenses associated with the exit financing and the Plan.

The Credit Agreement requires the Company to comply with financial covenants with respect to certain ratios and tests, as defined in the Credit Agreement, including interest coverage, leverage, earnings, asset coverage and capital expenditures. Although there can be no assurances, the Company believes, based upon its financial forecast and plans, that it will comply with these covenants for the foreseeable future. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement. If the Company were not able to maintain compliance with these covenants, it would have to consider additional actions, including refinancings, asset sales and further restructurings. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.

Total availability under the Credit Agreement as of June 24, 2004 was $80,750.

At March 31, 2004, the Company had outstanding letters of credit with a face value of $2,732 and surety bonds with a face value of $43,264. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The financial institution issuing the surety bonds (the “Surety”) holds approximately $8,200 in cash collateral as security against demands made by the beneficiaries of such bonds. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the Surety to maintain its current surety bonds through July 31, 2006. The agreement requires the Company to increase the cash collateral held by the Surety in several stages: forty percent collateralization of outstanding bonds by January 31, 2004; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. The Company has amended the agreement with the Surety regarding the terms of the initial forty percent collateralization of which $750 was paid on February 15, 2004 and the remainder was paid on June 16, 2004.

Sources of Cash

The Company’s liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.

The Company generated $26,717 and $6,783 in cash from the sale of non-core businesses and other assets in fiscal 2004 and fiscal 2003, respectively. On April 15, 2003, the Company sold its European non-lead battery assets for proceeds of $16,300. Of this amount, $12,600 was held in escrow pursuant to the Company’s borrowing arrangements and is included in restricted cash in the consolidated balance sheet at March 31, 2004. See Note 22 to the Consolidated Financial Statements. In accordance with the Plan, these funds were remitted to the Company on the Effective Date. Remaining proceeds from asset sales in fiscal 2004 were primarily used to reduce debt.

Cash flows (used in) provided by financing activities were ($9,667) and $278,882 in fiscal 2004 and fiscal 2003, respectively. Cash flows used in financing activities in fiscal 2004 relate primarily to financing costs incurred in conjunction with the Replacement DIP Credit Facility and net repayments of other debt obligations. Cash flows provided by financing activities in fiscal 2003 relate primarily to net borrowings under the DIP Credit Facility and the impact of the European asset securitization refinancing.

Total debt at March 31, 2004 was $1,847,656, as compared to $1,804,903 at March 31, 2003. The increase in total debt was principally due to currency translation of non-U.S. dollar debt. See Note 13 to the Consolidated Financial Statements for the composition of such debt. On the Effective Date, indebtedness of the Debtors classified as subject to compromise, amounting to approximately $1,081,293 at March 31, 2004, was discharged or exchanged for new common stock and Warrants, in accordance with the Plan.

Going forward, in addition to operating cash flows, the Company’s principal sources of liquidity will be cash from operations, the Credit Agreement, and proceeds from any asset sales.

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

Cash flows provided by (used in) operating activities were $40,551 in fiscal 2004 and ($239,858) (including $261,723 usage of cash related to the net change from sales of receivables) in fiscal 2003. Excluding the effect of the accounts receivable securitization activity in fiscal 2003, comparative cash flows were positively impacted by higher accounts receivable collections, offset by higher payments of accrued expenses, reflecting the payment of accrued professional fees associated with the Chapter 11 reorganization process as well as payment of accrued restructuring costs.

The Company expects that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2005 and fiscal 2006, including payment of remaining accrued restructuring costs of approximately $42,500 as of March 31, 2004. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity.

Prior to and during the Company’s Chapter 11 proceeding, the Company experienced a tightening of trade credit availability and terms. The Company expects improvement in its ability to obtain favorable trade credit terms following its emergence from Chapter 11.

Capital expenditures were $65,128 and $45,878 in fiscal 2004 and fiscal 2003, respectively. Capital expenditures during fiscal 2003 were impacted by the Chapter 11 filing, related liquidity availability and cost containment efforts. Capital expenditures for fiscal 2004 were also higher due to investment in new technologies for charging batteries. Subject to restrictions under the Credit Agreement, capital expenditures are expected to be approximately $60,000 in fiscal 2005.

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

Assets funded under both the North American and European defined benefit plans consist primarily of equity and fixed income securities. At March 31, 2004, the fair market value of assets for the Company’s defined benefit plans was $283,967, compared to $236,157 at March 31, 2003.

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

A one-percentage point change in the weighted average expected return on plan assets would change net periodic benefit cost by approximately $2,400 in fiscal 2004. A one-percentage point change in the weighted average discount rate would change net periodic benefit cost by approximately $6,000 in fiscal 2004.

At March 31, 2004 and March 31, 2003, the Company has lowered the discount rates used to value its pension benefit obligations to reflect the decline in yields on high quality corporate bonds. As of March 31, 2003, the Company lowered the rate of compensation increase to reflect current inflationary expectations and lowered the expected long term return on plan assets in light of market conditions and recent equity market performance. The aggregate effect of these changes increased the present value of future benefit obligations as of March 31, 2004 and had the effect of increasing pension expense in fiscal 2004. Pension expense for its defined benefit pension plans was $34,650 in fiscal 2004 compared to $23,917 in fiscal 2003, reflecting the impact of these changes, as well as amortization of previously unrecognized actuarial losses described below.

As of March 31, 2004, unrecognized actuarial losses for the Company’s defined benefit plans were $184,779, compared to $164,457 at March 31, 2003. The unrecognized actuarial losses principally reflect declines in the fair market value of plan assets, actual asset return experience falling short of actuarial assumptions and the reduction in discount rates since fiscal 2002. SFAS 87 provides for delayed recognition of such actuarial losses, whereby these losses, to the extent they exceed 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized as a component of pension expense over a period that approximates the average remaining service period of active employees (for the Company a period of approximately 10 years), unless and to the extent they are not offset by actuarial gains in future years. The amortization of actuarial losses increased pension expense by approximately $5,800 in fiscal 2004 from 2003.

Minimum Pension Obligations

To the extent that the fair market value of pension plan assets of an individual plan is less than the accumulated benefit obligation for such plan, SFAS 87 may require recognition of an additional minimum pension liability, and in such circumstances a reduction in stockholders’ equity or establishment of an intangible asset. The Company has recognized additional minimum pension liabilities of $156,714 and $139,051 as of March 31, 2004 and March 31, 2003, respectively, resulting in charges in accumulated other comprehensive loss included in stockholders’ equity (deficit) and establishment of intangible assets.

Plan Funding Requirements

Cash contributions to the Company’s plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years, and unless provided regulatory or other relief available under IRS regulations, are expected to approximate $140,000 during the next four years.

The Company has applied for the temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004 under Section 412(d) of the Internal Revenue Code. If granted, the waiver would provide for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period. There can be no assurances that the Company’s waiver application will be granted. If the waiver is not granted, the Company’s liquidity would be adversely impacted.

Restructuring Activities and Related Impairment Charges

Following the acquisition of GNB Technologies in September 2000, the Company initiated various restructuring programs involving facility, branch and corporate office closures and consolidation, principally in connection with overall integration plans to affect the combination of the two organizations. Such actions impacted both existing Exide and acquired GNB employees and facilities. The specific actions taken under the overall restructuring plan were designed to reduce costs and improve earnings and cash flows with an expected annual benefit of approximately $90,000. The impact of the benefits of restructuring initiatives on operating results have been more than offset by lower volumes and ongoing fixed costs.

During fiscal 2002, 2003 and 2004, the Company continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated ranged from plant employees and clerical workers to operational and sales management.

Fiscal 2004

During fiscal 2004, the Company recognized restructuring and impairment charges of $52,708, representing $43,519 for severance, $8,972 for related closure costs and $217 for non-cash charges related to write down of property, plant and equipment.

During the fourth quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $32,734, representing $25,605 for severance, $6,968 for related closure costs, and $161 for a non-cash charge related to the write down of machinery and equipment. During the third quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $12,662, representing $11,857 for severance and $805 for related closure costs. During the second quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $4,827, representing $4,121 for severance and $706 for related closure costs. During the first quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $2,485, representing $1,936 for severance, $493 for related closure costs and $56 for a non-cash charge related to the write down of machinery and equipment. These charges resulted from actions undertaken during fiscal 2004 related to Motive and Network consolidation efforts in Europe, the announced closure of the Company’s Weiden, Germany Network Power facility, the announced closure of the Company’s Casalnuovo, Italy Motive Power facility, Corporate severance, European Transportation headcount reductions and the closure of a North American Transportation facility. Approximately 275 positions have been eliminated in connection with fourth quarter fiscal 2004 plans, 330 positions have been eliminated in connection with the third quarter fiscal 2004 plans, 100 positions have been eliminated in connection with the second quarter fiscal 2004 plans and approximately 75 positions have been eliminated in connection with the first quarter fiscal 2004 plans. These actions provide annual savings through reduced wages and salaries, reductions in facility costs, lower depreciation and improved manufacturing plant absorption. In the aggregate, payments made during fiscal 2004 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $33,000.

Fiscal 2003

During fiscal 2003, the Company recognized restructuring and impairment charges of $25,658, representing $18,519 for severance, $2,754 for related closure costs and $4,385 for non-cash charges related to the write-down of property, plant and equipment.

Of these total charges, $9,142 for severance, $1,841 for related closure costs and $3,139 for non-cash charges related to the write-off of property, plant and equipment were recorded during the first three quarters of the year. The charges for the first quarter of fiscal 2003 related to the downsizing of a North American Network Power facility in Kankakee, Illinois and the closure of a Transportation facility in Cwmbran, UK. Approximately 300 positions, principally plant employees, were eliminated in connection with the first quarter fiscal 2003 plans. The charges for the second quarter of fiscal 2003 principally resulted from corporate severance and the closure of a North American Transportation facility in Florence, Mississippi. Approximately 120 positions were eliminated in connection with the second quarter fiscal 2003 plans. The charges for the third quarter of fiscal 2003 resulted from European headcount reductions, changes in prior estimates of fiscal 2002 pension curtailment obligations at the Maple, Ontario plant and ongoing costs associated with fiscal 2003 North American plastics and manufacturing facility closures. Approximately 15 positions were eliminated in connection with these third quarter actions.

During the fourth quarter of fiscal 2003, the Company recognized net restructuring and impairment charges of $11,536, representing $9,377 severance, $913 related closure costs and $1,246 of non-cash charges related to the write-down of machinery and equipment. Approximately 215 employees were terminated in connection with the fourth quarter plans. The fourth quarter fiscal 2003 charge includes a credit of $3,100, following recently finalized changes to the Company’s original plans for restructuring of its European shared services operations.

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

During the second and third quarters of fiscal 2002, the Company recognized restructuring and impairment charges of $24,700 representing severance and related costs of $16,600, $2,700 for related closure costs and $5,400 of non-cash charges related to the write-down of property, plant and equipment at the Maple, Ontario facility. Approximately 1,300 employees were terminated in connection with these restructuring actions and plans. As a result of these actions and plans, future financial results will be benefited through lower depreciation and reduced salary costs, favorably impacting cost of sales and other operating expenses.

During the fourth quarter of fiscal 2002, the Company recognized restructuring and impairment charges of $8,403, representing $3,403 severance and related costs and approximately $5,000 of non-cash charges related to the write-down of property, plant and equipment. These charges resulted from plans involving the closure of two North American plastics manufacturing plants, a North American Network Power facility and office consolidations in Alpharetta, Georgia and Lombard, Illinois. Approximately 500 employees were terminated in connection with these plans. These actions are expected to provide annual savings through reduced wages and salaries, lower depreciation and improved manufacturing overhead absorption.

In the aggregate, payments made during fiscal 2002 from operating cash flows to terminated employees and third parties for other costs totaled approximately $65,200.

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

Financial Instruments and Market Risk

The Company’s ability to utilize financial instruments has been significantly restricted because of the Chapter 11 cases and the resultant tightening, and/or elimination of credit availability with counter-parties. While the Company’s emergence from Chapter 11 may improve the Company’s ability to utilize financial instruments, there can be no assurance that the Company will be able to do so in the future. At March 31, 2004, the Company had no outstanding hedging contracts. Accordingly, the Company is now exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.

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

On April 1, 2001, the Company adopted SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. See Note 7 to the Consolidated Financial Statements for further discussion.

Receivables Securitization Programs

In the past, the Company maintained receivables securitization programs in the United States (the “U.S. program”) and Europe (the “European program”). Cash generated from these programs was used to provide liquidity requirements to the Company.

On May 31, 2002, the Company entered into a $177,500 European receivable securitization facility. A special purpose entity was established in connection with this securitization facility which the Company has determined is a variable interest entity in accordance with the provisions of FIN 46. This entity is consolidated by the Company, such that the new facility is accounted for as a secured borrowing in accordance with the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, whereby the accounts receivable and related borrowings are recorded on the Company’s consolidated balance sheet. This facility replaced the Company’s then existing European securitization program.

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

The Company also entered into a receivables sale agreement (the “U.S. Agreement”) with certain banks, and under this agreement, the banks committed to purchase, with limited recourse, all right, title and interest in selected accounts receivable of the U.S. Company, up to a maximum net investment of $200,000. In connection with the U.S. Agreement, the Company established a wholly owned, bankruptcy-remote subsidiary, Exide U.S. Funding Corporation, to purchase accounts receivable at a discount from the Company on a continuous basis, subject to certain limitations as described in the U.S. Agreement. Exide U.S. Funding Corporation simultaneously sold the accounts receivable to the banks.

During fiscal 2003, the Company terminated and repurchased uncollected securitized accounts receivable under the U.S. program and previous European securitization program for $117,455 and $124,793, respectively.

On February 13, 2004, the May 2002 European securitization program was refinanced by the Company’s Replacement DIP Credit Facility.

Losses and expenses related to receivables sold under or pledged to these agreements for fiscal years 2004, 2003 and 2002 were $11,260, $11,989 and $14,635, respectively, and are included in other (income) expense, net in the consolidated statements of operations.

Except for the May 2002 European securitization program, the above transactions qualified as sales under the provisions of SFAS 140. The Company adopted SFAS 140 in the beginning of fiscal 2002 for transfers of receivables after March 31, 2001.

Contractual Obligations and Commercial Commitments

Under the Bankruptcy Code, actions to collect pre-petition indebtedness of the Debtors, as well as most other pending litigation against the Debtors, were stayed and other contractual obligations against the Debtors have not been enforced. In addition, the Debtors have rejected certain executory contracts, including lease obligations. Therefore, the commitments shown in the table and discussed below may not reflect actual cash outlays in the future.

The Company’s contractual obligations and commercial commitments at March 31, 2004 are summarized by fiscal year in which the payments are due in the following table:

	Total at March 31, 2004	2005	2006	2007	2008	2009	2010 and beyond
	(in millions)
Long-term debt, including capital leases	$1,839.0	$1,200.1	$622.8	$1.6	$1.6	$1.6	$11.3
Short-term borrowings	8.6	8.6	—	—	—	—	—
Operating leases	97.0	37.3	20.4	11.1	8.3	6.1	13.8
Unconditional purchase obligations (a)	170.3	33.4	33.7	34.0	34.0	35.2	—

Total contractual cash obligations	$2,114.9	$1,279.4	$676.9	$46.7	$43.9	$42.9	$25.1

(a)	Reflects the Company’s projected annual minimum purchase commitment, including penalties under the supply agreements entered into as a result of the sale of the Company’s separator business; amounts may vary based on actual purchases. See Note 23 to the Consolidated Financial Statements

At March 31, 2004, the Company had outstanding letters of credit of $2,732, and surety bonds of $43,265.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2004, bank guarantees with a face value of $16,786 were outstanding.

Trading Activities

The Company does not have any trading activity that involves non-exchange traded contracts accounted for at fair value.

Related Parties

The services of Lisa J. Donahue, Chief Restructuring Officer until May 5, 2004, were provided to the Company pursuant to a services agreement, dated October 25, 2001, between the Company and AP Services, LLC (formerly JA&A Services LLC). Under the Services Agreement, the Company was charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, was compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provided for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which was retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during fiscal 2004, 2003 and 2002 under the Services Agreement were $8,281, $10,749 and $5,154, respectively.

Effects of Inflation

Inflation has not had a material impact on the Company’s operations during the past three years. The Company generally has been able to partially offset the effects of inflation with cost-reduction programs and operating efficiencies.

Future Environmental Developments

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates. For a discussion of the legal proceedings relating to environmental matters, see Item 3. Legal Proceedings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The Company’s ability to utilize financial instruments was significantly restricted due to the tightening and/or elimination of credit availability with counterparties. The Company expects its emergence from Chapter 11 will improve its ability to utilize financial instruments. At March 31, 2004, the Company had no outstanding hedging contracts.

The Company is exposed to market risks from changes in foreign currency exchange rates, certain commodity prices and interest rates. The Company does not enter into contracts without an intent to mitigate a particular risk, nor is it a party to any leveraged instruments. A discussion of the Company’s accounting policies for derivative instruments is provided in Notes 3 and 7 to the Consolidated Financial Statements.

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

Commodity Price Risk

Lead is the primary material used in the manufacture of batteries, representing approximately one-third of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate long-term debt. The Company has on occasion entered into certain interest rate swap agreements to hedge exposure to interest costs associated with long-term debt. Interest rate swaps involve the exchange of floating rate interest payments to effectively convert floating rate debt into fixed rate debt. No such swaps were outstanding at March 31, 2004.

In connection with its Chapter 11 emergence, the Company entered into the Credit Agreement. The Credit Agreement bears interest at variable rates.

The following table presents the expected debt maturities of debt not subject to compromise, excluding capital lease obligations and lines of credit, under the terms of the Company’s borrowing arrangements at March 31, 2004.

	2005	2006	2007	2008	2009	Thereafter	Total
	(US$ equivalents in millions)
Fixed rate	$126.7	—	—	—	—	—	$126.7
Weighted average interest rate	9.13%	—	—	—	—	—	9.13%
Variable rate	$606.6	—	—	—	—	—	$606.6
Weighted average interest rate	6.19%	—	—	—	—	—	6.19%

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements and Schedule at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of March 31, 2004, the end of the period covered by this report, the Company, under the supervision and with the participation of the Company’s management, including its chief executive officer and interim chief financial officer, performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and interim chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including its chief executive officer and interim chief financial officer, recognize that any set of controls and procedures, no matter how well defined and operated, can provide only reasonable assurance of achieving management’s control objectives. The Company, including its chief executive officer and interim chief financial officer, believe that, as of March 31, 2004, its disclosure controls and procedures were effective to provide reasonable assurance of achieving management’s control objectives.

During the fourth fiscal quarter, ended March 31, 2004, no change in the Company’s internal control over financial reporting occurred that, in the Company’s judgment, either materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

Under the terms of the Plan, the Company’s pre-existing directors were removed as of the Effective Date. The individuals selected as directors of the Company as of the Effective Date were selected in accordance with provisions of the Plan by agreement of parties in interest in the Chapter 11 proceeding and as approved by the Bankruptcy Court pursuant to the Confirmation Order. Under the Company’s Restated Certificate of Incorporation, the number of directors shall not be less than seven nor more than nine. Four members of the Board were selected by representatives of the pre-petition secured lenders, one member was chosen by the Official Committee of Unsecured Creditors and one member was chosen jointly by the pre-petition secured lenders and the Official Committee of Unsecured Creditors. The directors are divided into three classes: (i) Class I, consisting of three directors; (ii) Class II, consisting of two directors; and (iii) Class III, consisting of two directors.

The term of office of the initial Class I directors expires at the first annual meeting of stockholders to be held in 2005, and Class I directors elected thereat shall be elected for a full term of three years. The term of office of the initial Class II directors expires at the second annual meeting of stockholders to be held in 2006, and Class II directors elected thereat shall be elected for a full term of three years. The term of office of the initial Class III directors expires at the third annual meeting of stockholders to be held in 2007, and Class III directors elected thereat shall be elected for a full term of three years. At each succeeding annual meeting of stockholders, directors shall be elected for a full term of three years to succeed the directors of the class whose term expires at such annual meeting. Directors are elected by a plurality of the votes of the shares entitled to vote in the election of directors present in person or represented by proxy at the meeting of the stockholders at which directors are elected.

Class I Directors

John P. Reilly (60) Mr. Reilly is the retired Chairman, President and Chief Executive Officer of Figgie International. He has more than thirty years of experience in the automotive industry, where he has served as President and CEO of a number of automotive suppliers, including Stant Corporation and Tenneco Automotive. He has also held leadership positions at the former Chrysler Corporation, and Navistar, and has served as President of Brunswick Corporation. Reilly is currently on the board of directors of American Axle and Manufacturing, Material Sciences Corporation, and Marshfield Door Systems. Mr. Reilly is Chairman of the Board, Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee.

Eugene I. Davis (49) Mr. Davis is the Chairman and CEO of PIRINATE Consulting Group, LLC, a privately-held consulting firm specializing in crisis and turn-around management, liquidation and sales management, merger and acquisition consulting and strategic planning advisory services for public and private business entities, and has served in that capacity since 1999. From 1998 to 1999, Mr. Davis was the Chief Operating Officer of Total-Tel USA Communications, Inc. From 1990 through 1997, Mr. Davis served in several executive positions with Emerson Radio Corporation, including President and Vice Chairman. Mr. Davis currently serves as a member of the Board of Directors of the following companies: Metals USA, Inc., Metrocall Holdings, Inc., Eagle Geophysical, Inc., Tipperary Corporation and Knology, Inc. Mr. Davis is Chairman of the Compensation Committee.

Craig H. Muhlhauser (55) Mr. Muhlhauser has been President and CEO of Exide since September 2001. Mr. Muhlhauser served as Chairman from May 2002 until May 2004, and has been a director of Exide since August 1, 2001. Prior to that, he was President and Chief Operating Officer of Exide and a member of the Office of the Chairman beginning July 2000. Before joining Exide, Mr. Muhlhauser was a vice president of Ford Motor

Company and President of Visteon Corporation (a subsidiary of Ford) from 1997 to June 2000. Prior to joining Ford, Mr. Muhlhauser worked for Pratt & Whitney, a division of United Technologies Corporation, from 1995 to 1997, as senior vice president of sales and service for the Americas and vice president for the global aftermarket, in addition to holding senior management positions at Asea Brown Boveri Inc. and Lucas Aerospace from 1990 to 1995. Mr. Muhlhauser began his career at the General Electric Company in 1971, and had a series of sales, engineering and general management assignments during his career in the Aircraft Engine and Power Systems businesses of GE.

Class II Directors

Phillip M. Martineau (56) Mr. Martineau is currently an independent business advisor. Most recently, Mr. Martineau was Executive Vice President and Group President for HON Industries from 2000 to 2003. From 1996 through 1999, Mr. Martineau was CEO and President of ITW-Arcsmith. Mr. Martineau was President of Ansell Industrial from 1994 to 1996, and CFO and Vice President Finance for GNB Technologies from 1988 to 1994. Mr. Martineau is a member of the Board of Directors of the Minnesota Parks and Trails Council. Mr. Martineau is a member of the Audit Committee.

Michael P. Ressner (55) Since January 2003, Mr. Ressner has been an Adjunct Professor of Applied Financial Management at North Carolina State University. From 2000 to 2003, Mr. Ressner served as Vice President, Nortel Networks. From 1999 through 2000, Mr. Ressner served as Vice President of Finance of Nortel Networks Enterprise Solutions. From May 1994 to January 1999, Mr. Ressner held a number of senior financial management posts within various business units of Nortel Networks. Mr. Ressner currently serves as a member of the Board of Directors for the following companies: Arsenal Digital Solutions, Entrust, Magellan Health Services, Proxim Corporation and Riverstone Networks. Mr. Ressner is Chairman of the Audit Committee and a member of the Nominating and Corporate Governance Committee.

Class III Directors

Michael R. D’Appolonia (55) Mr. D’Appolonia is Principal and President of Nightingale & Associates, LLC, a global management consulting firm providing financial and operational restructuring services to both publicly and privately held middle-market companies. Mr. D’Appolonia is a member of the Board of Directors of The Washington Group International, Inc. Mr. D’Appolonia is a member of the Audit Committee.

Scott McCarty (31) Mr. McCarty is a portfolio manager for Renegade Swish, LLC which, through various contractual agreements, provides personnel services to Amalgamated Gadget, L.P., the investment manager for R2 Investments, LDC. Prior to this position, he was a member of the Venture Capital and Private Equity Group for Q Spring, L.P. Mr. McCarty previously served as a Captain in the United States Army and worked in the Office of United States Senator Kay Bailey Hutchison. Mr. McCarty is a member of the Compensation Committee and Nominating and Corporate Governance Committees.

Executive Officers of the Registrant

Craig H. Muhlhauser (55) President and Chief Executive Officer. See description above under the heading “Directors of the Registrant”.

Mitchell S. Bregman (50) President, Industrial Energy Americas. Mr. Bregman joined Exide in September 2000 in connection with the Company’s acquisition of GNB. He has served in his current role since March 2003 and prior to that was President Global Network Power. Mr. Bregman joined GNB in 1979. He served for 12 years as a Vice President with various responsibilities with GNB Industrial Power and nine years with GNB’s Transportation Division.

Neil S. Bright (57) President, Industrial Energy. Mr. Bright has served in his current capacity since April 2000 and prior to that beginning in April 1998 was Executive Vice President, Sales and Marketing for transportation and industrial batteries for Exide Europe. Prior to that he was Executive Vice President of Exide

Holding Europe S.A. with responsibility for the industrial battery division in Europe. Mr. Bright has over 30 years experience in the sale and manufacture of batteries including international assignments in the Far East and Middle East as well as Paris and Madrid.

David G. Enstone (50) President, Global Transportation. Mr. Enstone joined Exide in August 2000 as Senior Vice President, Marketing, Sales and Service and also served as President, Transportation-Europe until being promoted to his current position in October 2001. Prior to joining Exide, he was with Visteon Automotive Systems for three years where he was Director of Carlite Aftermarket Operations and was their Director for North American Aftermarket Operations. Before that he held senior management positions at United Technologies – Pratt & Whitney Division, Lucas Aerospace & Dunlop Aerospace.

Ian J. Harvie (40) Interim Chief Financial Officer and Vice President, Corporate Controller. Mr. Harvie has served as Interim Chief Financial Officer since September 2003 and Vice President and Controller since joining the Company in February 2002. Prior to joining the Company, Mr. Harvie was a partner with PricewaterhouseCoopers LLP.

Janice M. Jones (56) Executive Vice President, Human Resources. Ms. Jones joined Exide in June 2002. Prior to joining Exide, she was Senior Vice President of Human Resources at American Express from 1999 to 2002. She held various positions at Dial Corporation from 1989 to 1999 including Vice President of Human Resources at a Dial subsidiary from 1995 to 1999. Before becoming a human resources professional, Ms. Jones practiced law.

Stuart Kupinsky (36) Executive Vice President, General Counsel and Secretary. Mr. Kupinsky joined Exide in September 2002. Prior to joining Exide, Mr. Kupinsky served as Senior Vice President, General Counsel and Secretary for Teligent, Inc. and was one of two senior officers of Teligent that facilitated its emergence from Chapter 11 bankruptcy. Prior to that, Mr. Kupinsky served in the United States Department of Justice in the Antitrust Division. Mr. Kupinsky serves on the Board of Directors of Teligent.

Robert B. Weiner (52) Executive Vice President, Quality and EXCELL. Mr. Weiner joined the Company in his current capacity in April 2001. Prior to Exide, he was with Pratt & Whitney for seven years with his last position as Vice President-Engine Services. Before that he was with Phelps Dodge and MRC Bearings and spent sixteen years with General Electric graduating through their manufacturing management program.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than ten percent of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such securities. Officers, directors and greater than ten percent stockholders are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company during fiscal 2004, or written representations that no other reports were required, the Company believes that all persons who were required to comply with the Section 16(a) filing requirements during fiscal 2004 complied with such filing requirements on a timely basis, except that Mr. Harvie’s initial report on Form 3 in connection with his appointment as Interim Chief Financial Officer in September 2003 was not filed until May 14, 2004, due to an oversight.

Director Independence

The Company’s corporate governance guidelines require a majority of its directors to be independent in accordance with the NASDAQ National Market listing standards. The Company’s Board of Directors has determined that, except for Mr. Muhlhauser, all directors are independent within the meaning of the NASDAQ listing standards.

Audit Committee Financial Expert

The Company has a separate Audit Committee comprised of three independent Board members. The Board of Directors has determined that Michael P. Ressner, Chairman of the Audit Committee and an independent director, qualifies as an audit committee financial expert, as such term is defined in Item 401(h) of Regulation S-K.

Code of Ethics

The Company has adopted a Code of Ethics for its employees, which is also applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is posted on the Company’s website at www.exide.com.

Item 11. Executive Compensation

Director Compensation

Directors who are not officers or employees of Exide receive a quarterly retainer fee of $10,000 plus $2,000 for each in-person and $1,000 for each telephonic Board meeting they attend. Additionally, the Chairman of the Board is paid a quarterly retainer fee of $12,500. Committee members receive $2,000 for each in-person and $1,000 for each telephonic Committee meeting they attend. The Chairpersons of the Audit, Compensation and Nominating and Corporate Governance Committees receive a $3,750, $2,500 and $750 retainer per quarter, respectively. Directors are also reimbursed for their expenses to attend each meeting of the Board or any Committee. Directors are paid all fees in cash.

Executive Compensation

The following table sets forth the compensation for Mr. Muhlhauser, Exide’s Chief Executive Officer for fiscal 2004, 2003 and 2002, and the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, serving as executive officers at the end of fiscal 2004. Such individuals identified in the Summary Compensation Table are referred to as the “named executive officers” throughout this Report. In addition, information is provided for Mr. Vignolo, whose employment with the Company ceased on September 25, 2003.

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($) (2)	Securities Underlying Options (#)	All Other Compensation ($) (3)
Craig H. Muhlhauser (4) President and Chief Executive Officer	2004 2003 2002	750,000 700,000 627,083	103,542 350,078 —	675,000 175,000 175,000	— — 20,966	25,845 34,042 79,579

David G. Enstone (5) President, Global Transportation	2004 2003 2002	362,000 345,000 318,750	96,090 115,964 —	69,000 — 119,000	— — —	21,018 11,223 27,639

Mitchell S. Bregman President, Industrial Energy Americas	2004 2003 2002	288,000 278,668 257,465	13,684 58,116 68,935	55,733 — 55,733	— — —	21,689 9,184 16,163

Neil S. Bright (6) President, Industrial Energy	2004 2003 2002	352,810 289,598 239,047	4,014 25,848 172,273	61,001 — 52,154	— — —	51,559 91,982 121,764

Ian Harvie (7) Interim Chief Financial Officer, VP, & Corporate Controller	2004 2003 2002	300,000 300,000 43,269	17,906 59,007 —	72,500 22,500 25,000	— — —	20,622 12,655 3,894

Biagio N. Vignolo, Jr. (8) Former Executive Vice President and Chief Financial Officer	2004 2003	212,500 106,250	40,862 —	69,062 —	— —	6,227 5,484

(1)	Bonus represents payments made under the Corporate Incentive Plan in the applicable fiscal year.
(2)	Other Annual Compensation for 2002 represents March 1, 2002 payments upon achievement of the first performance goals under the Company’s Restructuring Milestone Incentive Plan, described below under “Restructuring Milestone Incentive Plan” and “Executive Incentive Compensation” in this Report. Other Annual Compensation for 2003 represents January 31, 2003 payments upon achievement of the second performance goal under the Company’s Milestone Plan. Other Annual Compensation for 2004 represents August 29, 2003 payments upon achievement of the third performance goal under the Company’s Milestone Plan.
(3)	All Other Compensation includes a vehicle allowance, payments for life insurance and accrued contributions for the Exide Salaried Retirement Plan and the Exide 401(k) Plan, as set forth in the table below this Summary Compensation Table.
(4)	Mr. Muhlhauser was elected as Chief Executive Officer effective September 1, 2001. All Other Compensation for Mr. Muhlhauser includes $19,899 and $47,750, respectively, for moving expenses paid in fiscal years 2003 and 2002.

(5)	Other Annual Compensation for Mr. Enstone in 2002 represents a retention payment.
(6)	Dollar amounts shown for Mr. Bright are converted from pounds sterling at a published exchange rate at the end of the day March 31, of the respective year. All Other Compensation for Mr. Bright represents the Company pension contribution under a U.K. pension plan of approximately 12 percent of salary plus bonus, and for fiscal 2003 and 2002, an additional amount to compensate for previously foregone pension contributions.
(7)	Other Annual Compensation for Mr. Harvie in 2002 represents a bonus of $25,000 paid upon acceptance of his position with the Company. Other Annual Compensation in 2003 represents payment from the Company’s Milestone Plan as described above. Other Annual Compensation in 2004 represents a bonus payment of $50,000 for accepting the assignment of Interim CFO and a payment from the Company’s Milestone Plan as described above.
(8)	Mr. Vignolo was employed by the Company from January 1, 2003 to September 25, 2003. Accordingly, the salary represents the pro-rata amounts for his employment during fiscal 2003 and fiscal 2004.

The following table shows the amount of life insurance payments and retirement and 401(k) Plan contributions made by the Company in fiscal 2004 to the named executive officers.

	Life Insurance Payments	Retirement Plan and 401(k) Contributions
Mr. Muhlhauser	$4,470	$9,375
Mr. Enstone	$1,583	$8,727
Mr. Bregman	$1,033	$8,727
Mr. Bright	$0	$50,139
Mr. Harvie	$1,122	$10,000
Mr. Vignolo	$1,539	$4,688

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year End Option Values

The following table contains information relating to the exercise of stock options by the named executive officers in fiscal 2004, as well as the number and value of their unexercised options as of March 31, 2004. On the Effective Date, all issued, unissued, authorized or outstanding shares of stock, together with any warrants, options or contract rights to purchase or acquire such interests at any time were canceled.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)	Value of Unexercised In-the-Money Options at FY-End ($)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Craig H. Muhlhauser	0	0	324,716/101,250	None
Ian J. Harvie	0	0	0/0	None
David G. Enstone	0	0	75,000/25,000	None
Mitchell S. Bregman	0	0	46,125/15,375	None
Neil S. Bright	0	0	53,125/32,375	None
Biagio N. Vignolo, Jr.	0	0	0/0	None

Option Grants in Last Fiscal Year

No stock option grants were made during fiscal year 2004.

Restructuring Milestone Incentive Plan

As more fully described below under Executive Incentive Compensation, in February 2002, the Board of Directors approved the Restructuring Milestone Incentive Plan to provide incentives designed to attract and retain individuals whose services were deemed highly desirable in connection with the Company’s restructuring. The performance goals and awards for each period are specific to each of the named executive officers and are payable only at the stated amount and only upon achievement by each officer of the applicable performance goal. Payments were made for the period ended March 1, 2002 as all performance goals were achieved. Payments for the second installment were made on January 31, 2003 to those that achieved their performance goals as of November 30, 2002. Payments for the third installment were made on August 29, 2003 to those that achieved their performance goals as of June 30, 2003. The final installment was paid on May 7, 2004 following the confirmation of the Plan by the Bankruptcy Court on May 5, 2004. All payments from the Restructuring Milestone Incentive Plan were approved by the Bankruptcy Court on July 30, 2002.

		Payments Made (Achievement Dates)
Name	Performance Period	March 1, 2002	November 30, 2002	June 30, 2003	May 5, 2004
Mr. Muhlhauser	2/15/02 - 05/06/04	$175,000	$175,000	$675,000	$675,000
Mr. Enstone	2/15/02 - 05/06/04	$69,000	$0	$69,000	$69,000
Mr. Bregman	2/15/02 - 05/06/04	$55,733	$0	$55,733	$55,733
Mr. Bright	2/15/02 - 05/06/04	$52,154	$0	$52,154	$52,154
Mr. Harvie	2/15/02 - 05/06/04	$0	$22,500	$22,500	$22,500
Mr. Vignolo	1/1/03 - 12/18/03	$0	$0	$69,063	$0

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,156,402	$13.11	1,364,860
Equity compensation plans not approved by security holders	2,769,333	$9.61	2,251,512
Total	3,925,735	$10.64	3,616,372

Executive Employment Agreement

On June 14, 2002, the Bankruptcy Court approved the Company’s motion to accept the Executive Employment Agreement, as amended June 14, 2002, of Mr. Muhlhauser (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Muhlhauser was paid an annual base salary of $750,000 for fiscal 2004 and is eligible annually to receive a bonus of up to 100% of his base salary, determined in accordance with the provisions of the Company’s then applicable annual bonus plan. Mr. Muhlhauser is also eligible to receive such additional long-term incentive compensation as may be approved by the Board of Directors. The term of the agreement is three years and will renew automatically for additional one-year periods unless either party to the agreement gives written notice of termination at least 90 days prior to the operative expiration date. The Employment Agreement is terminable by the Company or Mr. Muhlhauser without cause upon 90 days prior written notice, and may be terminated by the Company for “cause” (as defined in the Employment Agreement) or by Mr. Muhlhauser for “good reason” (as defined in the Employment Agreement). In the event the Employment

Agreement is terminated by the Company other than for cause or other than upon the death or disability of Mr. Muhlhauser, or by Mr. Muhlhauser for good reason, the Company shall pay all accrued compensation, pro-rata bonus and incurred expenses to the date of termination and base salary and annual bonus for a period of 36 months. In all other cases, upon termination the Company shall pay accrued compensation and incurred expenses (including pro-rata bonus in the case of death or disability) to the date of termination. The Employment Agreement also contains non-competition and confidentiality provisions for the benefit of the Company.

Income Protection and Change In Control Arrangements

The Company has adopted the Exide Technologies et al. Debtors Income Protection Plan (“Income Protection Plan”) which, among other things, provides plan participants (including the named executive officers) certain compensation in the event of termination of employment, including in the event of a change in control of the Company, but is structured to accommodate the Company’s Chapter 11 restructuring and Plan. The Income Protection Plan was approved by the Bankruptcy Court on July 30, 2002.

In order to receive benefits under the provisions of the Income Protection Plan, a named executive officer must incur a qualifying termination of employment. A qualifying termination of employment will occur if the named executive officer’s employment is terminated (i) following a change in control; (ii) by the Company other than for cause or by reason of death or disability; or (iii) by the named executive officer for good reason.

If a named executive officer incurs a qualifying termination of employment, he or she will be entitled, among other things, to (i) continued semi-monthly payments equal to their base salary as of the date of termination for a period of two years, three years in the case of the Chief Executive Officer; (ii) payment equal to a pro rata portion of the executive’s target annual bonus under any annual bonus or incentive plan maintained and funded by the Company during the income protection period; (iii) life, disability, health, dental and accidental insurance benefits; and (iv) a lump sum payment reflecting the actuarial value of an additional service credit for retirement pension accrual purposes under any defined benefit pension plans maintained by the Company. In the case of terminations other than upon a change in control, income protection payments will terminate or be reduced to the extent the executive obtains compensation from new employment.

Per the terms of the Income Protection Plan, Craig Muhlhauser, Mitchell Bregman, Neil Bright and David Enstone agreed to forfeit their Change of Control Agreements in exchange for benefits provided under the Income Protection Plan.

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

Annual Incentives

In May 2002, the Board adopted an annual cash incentive plan, the Corporate Incentive Plan (“CIP”), which applies to the Company’s Chief Executive Officer, his direct reports and other senior managers, and certain other managers and professionals located throughout the world. The CIP for fiscal 2004 had annual financial goals. The CIP’s objective is to provide a competitive financial opportunity that will motivate key contributors to achieve or exceed the Company’s business plan. The CIP is a goal-driven plan based on financial performance that includes earnings before interest, depreciation, taxes and restructuring costs (“EBITDAR”), improvements in working capital, inventory reduction and certain other operational initiatives. The incentive compensation of the Chief Executive Officer under the CIP is based on global improvements in EBITDAR and working capital. Target incentive levels are established based on market competitive data and the functional responsibilities for the other participants in the CIP. No payments were made under the CIP for fiscal year 2004.

Long-Term Incentives

In February 2002, on the recommendation of management, the Compensation Committee recommended to the full Board, and it approved, the Restructuring Milestone Incentive Plan (“Milestone Plan”). The purpose of the Milestone Plan was to retain certain key management and professional employees whose services are deemed essential in connection with restructuring programs being implemented and developed. All awards payable under the Milestone Plan were paid in cash and were earned based on achievement of goals that were specific to each participant with respect to each of three separate achievement dates (March 1, 2002; November 30, 2002; and June 30, 2003), with a fourth goal of Bankruptcy Court approval of a plan of reorganization by June 18, 2004 (the amended expiration date of the Standstill Agreement). Of the total available award, 25 percent was payable upon achievement of each of the performance goals; provided, however, that additional incentive awards of $500,000 were added to the third and fourth milestone periods for the Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of June 1, 2004, none of the Company’s directors, named executive officers or other executive officers owned any new common stock. The following table shows, as of June 1, 2004, information regarding beneficial ownership of new common stock by the entity that, to the knowledge of the Company, beneficially owned more than five percent of the Company’s new common stock.

	Number of Shares Beneficially Owned
Beneficial Owner	Number	Percent(1)
Five Percent or Greater Shareholders:

Amalgamated Gadget, L.P. (1)	1,303,155	5.2%

(1)	301 Commerce Street, Suite 2975, Fort Worth, Texas 76102. The information reflects the Schedule 13G filed by Amalgamated Gadget, L.P. on May 17, 2004.

Item 13. Certain Relationships and Related Transactions

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— “Related Parties.”

Item 14. Principal Accountant Fees and Services

During fiscal 2004, the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), performed certain non-audit services for the Company. The Audit Committee has considered whether the provision of these non-audit services is compatible with maintaining the accountants’ independence. The following is a summary of the audit fees and the fees billed for other services by the accountants in fiscal 2004 and 2003:

	2004	2003
Audit fees (1)	$3,473,522	$4,910,249
Audit-related fees (2)	77,732	262,660
Tax fees (3)	23,160	104,700
All other fees (4)	27,746	288,883

Total	$3,602,160	$5,566,492

(1)	Fees for professional services performed by PwC for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s 10-Q filings, and services that are normally provided in connection with statutory regulatory filings or engagements.

(2)	Fees for assurance and related services performed by PwC that are reasonably related to the performance of the audit or review of the Company’s financial statements, including employee benefit plan audits.

(3)	Fees for professional services performed by PwC with respect to compliance and tax consulting.

(4)	Fees for other permissible work performed by PwC that does not meet the above category descriptions. Consists primarily of fees for advice on regulatory requirements.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Index to Financial Statements

See Index to Consolidated Financial Statements and Schedule at page F-1.

(b)	Reports on Form 8-K

1	On January 7, 2004, the Company filed an interim report on Form 8-K announcing the Bankruptcy Court’s December 30, 2003 Order, denying approval of the Company’s Fourth Amended Plan of Reorganization.

2	On January 23, 2004, the Company filed an interim report on Form 8-K attaching a press release, dated January 22, 2004, announcing the agreement of a consensual plan of reorganization with the Steering Committee of Pre-petition Secured Lenders and the Official Committee of Unsecured Creditors.

3	On March 2, 2004, the Company filed an interim report on Form 8-K attaching a press release, dated March 1, 2004, announcing the February 27, 2004 filing of the Joint Plan of Reorganization and Disclosure Statement.

(c)	Exhibits Required by Item 601 of Regulation S-K

See Index to Exhibits.

(d)	Financial Statement Schedules

See Index to Consolidated Financial Statements and Schedule at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2004.

EXIDE TECHNOLOGIES

By:	/s/ CRAIG H. MUHLHAUSER
Craig H. Muhlhauser President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on June 29, 2004.

By:	/s/ CRAIG H. MUHLHAUSER	By:	/s/ PHIILIP M. MARTINEAU
	Craig H. Muhlhauser, President and Chief Executive Officer		Phillip M. Martineau, Director

By:	/s/ IAN J. HARVIE	By:	/s/ SCOTT MCCARTY
	Ian J. Harvie Interim Chief Financial Officer and Vice President, Corporate Controller		Scott McCarty, Director

By:	/s/ MICHAEL R. D’APPOLONIA	By:	/s/ JOHN P. REILLY
	Michael R. D’Appolonia, Director		John P. Reilly, Chairman of the Board of Directors

By:	/s/ EUGENE I. DAVIS	By:	/s/ MICHAEL P. RESSNER
	Eugene I. Davis, Director		Michael P. Ressner, Director

INDEX TO EXHIBITS (To be Updated)

2.1	Joint Plan of Reorganization of the Official Committees of Unsecured Creditors and the Debtors, dated March 11, 2004, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2004.

2.2	Amended Technical Amendment to Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated April 21, 2004, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, dated May 6, 2004

2.3	Order confirming the Joint Plan of Reorganization of the official Committee of Unsecured Creditors and the Debtors entered April 21, 2004, incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K, dated May 6, 2004.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 1 of the Company’s Form 8-A dated May 6, 2004.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 2 of the Company’s Form 8-A dated May 6, 2004.

4.1	Credit and Guarantee Agreement dated as of May 5, 2004 by and among the Company, Exide Global Holding Netherlands C.V., the Lenders from time to time partly thereto, Credit Suisse First Boston and Fleet Securities Inc., Syndication Agents, Deutsche Bank AG New York Branch, as Administration Agent, Credit Suisse First Boston, as Book Running Manager, and Deutshe Bank Securities Inc, as Sole Lead Arranger and Book Running Manager, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 7, 2004.

4.2	Warrant Agreement dated as of May 5, 2004 by and between the Company and American Stock Transfer Trust Company, incorporated by reference to Exhibit 3 to the Company’s on Form 8-A dated May 6, 2004.

†10.9	Executive Employment Agreement with Craig H. Muhlhauser, as amended on June 14, 2002.

†10.18	Restructuring Milestone Incentive Plan, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

†10.19	Corporate Incentive Plan, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.20	Services Agreement, dated October 25, 2001, between JA&J Services LLC and the Company, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.21	North American Supply Agreement dated December 15, 1999 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.22	Automotive and Industrial Supply Contract dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.23	Golf Cart Separator Supply Contract dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.24	Amendment to Supply Contracts dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.25	Amendment No. 2 to Supply Contracts dated July 11, 2002 between Daramic, Inc. and Exide Technologies (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

†10.26	Exide Technologies et al. Debtors Income Protection Plan, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

*21	Subsidiaries of the Company.

*31.1	Certification of Craig H. Muhlhauser, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Ian J. Harvie, Interim Chief Financial Officer and Vice President, Corporate Controller, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed with this Report.
†	Management contract or compensatory plan or arrangement.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exide Technologies

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries (“Exide”) at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Exide’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, on April 1, 2003, Exide adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”. As discussed in Note 7 to the consolidated financial statements, on April 1, 2001, Exide adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

June 28, 2004

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per-share data)

	For the Fiscal Year Ended March 31,
	2004	2003	2002
NET SALES	$2,500,493	$2,361,101	$2,428,550
COST OF SALES	1,991,168	1,844,560	1,964,631

Gross profit	509,325	516,541	463,919

EXPENSES:
Selling, marketing and advertising	264,753	261,299	290,957
General and administrative	161,271	175,177	178,842
Restructuring and impairment (Note 20)	52,708	25,658	33,122
Goodwill impairment charge (Note 10)	—	37,000	105,000
Purchased research and development	—	—	(8,185)
Other (income) expense, net (Note 22)	(40,724)	(11,035)	32,739
Interest expense, net (Note 21)	99,027	105,788	136,241

	537,035	593,887	768,716

Loss before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	(27,710)	(77,346)	(304,797)
REORGANIZATION ITEMS, NET (Note 8)	67,042	36,370	—
INCOME TAX PROVISION (BENEFIT)	3,271	26,969	(1,422)
MINORITY INTEREST	467	200	211

Loss before cumulative effect of change in accounting principle	(98,490)	(140,885)	(303,586)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Notes 6 and 7)	(15,593)	—	(496)

Net loss	$(114,083)	$(140,885)	$(304,082)

NET LOSS PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic and Diluted	$(3.60)	$(5.14)	$(11.33)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE
Basic and Diluted	$(0.57)	$—	$(0.02)

NET LOSS PER SHARE (Note 3)
Basic and Diluted	$(4.17)	$(5.14)	$(11.35)

WEIGHTED AVERAGE SHARES
Basic and Diluted	27,383	27,383	26,798

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share data)

	March 31, 2004	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$37,413	$39,766
Restricted cash	15,469	6,297
Receivables, net of allowance for doubtful accounts of $24,433 and $35,666, respectively (Note 25)	667,026	655,010
Inventories (Note 11)	414,516	399,973
Prepaid expenses and other	24,372	16,451
Deferred financing costs, net	3,498	17,028
Deferred income taxes	34,035	33,233

Total current assets	1,196,329	1,167,758

Property, plant and equipment, net	543,124	533,375

Other assets:
Goodwill, net (Note 10)	527,705	463,920
Other intangibles, net (Note 10)	46,440	47,560
Investments in affiliates	6,695	6,186
Deferred financing costs, net	1,645	647
Deferred income taxes (Note 17)	104,703	82,517
Other (Note 12)	45,167	70,728

	732,355	671,558

Total assets	$2,471,808	$2,372,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term borrowings (Note 13)	$8,624	$7,778
Current maturities of long-term debt (Note 13)	736,165	598,427
Accounts payable	295,987	247,189
Accrued expenses	425,947	330,240

Total current liabilities	1,466,723	1,183,634
Long-term debt (Note 13)	21,574	117,405
Noncurrent retirement obligations	193,525	170,181
Other noncurrent liabilities	53,726	41,924
Liabilities subject to compromise (Note 9)	1,481,120	1,533,089

Total liabilities	3,216,668	3,046,233

Commitments and contingencies (Notes 18 and 19)
Minority interest	24,909	21,827

STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value 100,000 shares authorized; 27,383 and 27,383 shares issued and outstanding	274	274
Additional paid-in capital	570,589	570,589
Accumulated deficit	(1,046,087)	(932,004)
Notes receivable—stock award plan	(665)	(665)
Accumulated other comprehensive loss	(293,880)	(333,563)

Total stockholders’ deficit	(769,769)	(695,369)

Total liabilities and stockholders’ deficit	$2,471,808	$2,372,691

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE FISCAL YEARS ENDED MARCH 31, 2002, 2003 AND 2004

(In thousands, except per-share data)

	Common Stock	Additional Paid-in Capital	Notes Receivable- Stock Award Plan	Accumulated Deficit	Accumulated Other Comprehensive Loss			Comprehensive Loss
					Minimum Pension Liability, Net of Tax	Cumulative Translation Adjustment	Derivatives Qualifying as Hedges
Balance at March 31, 2001	$255	$531,179	$(665)	$(485,986)	$(36,554)	$(264,868)	$—

Net loss for fiscal 2002	—	—	—	(304,082)	—	—	—	$(304,082)
Minimum pension liability adjustment, net of tax	—	—	—	—	(23,303)	—	—	(23,303)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	541	541
Change in fair value of cash flow hedges	—	—	—	—	—	—	(4,981)	(4,981)
Reclassification to earnings	—	—	—	—	—	—	2,357	2,357
Translation adjustment	—	—	—	—	—	(8,013)	—	(8,013)

Comprehensive loss								$(337,481)

Common stock issued under employee stock purchase plan	—	17	—	—	—	—	—
Common stock issued in debt for equity transaction	19	39,393	—	—	—	—	—
Cash dividends paid ($0.04/share)	—	—	—	(1,051)	—	—	—

Balance at March 31, 2002	$274	$570,589	$(665)	$(791,119)	$(59,857)	$(272,881)	$(2,083)

Net loss for fiscal 2003	—	—	—	(140,885)	—	—	—	$(140,885)
Minimum pension liability adjustment, net of tax	—	—	—	—	(77,650)	—	—	(77,650)
Reclassification to earnings	—	—	—	—	—	—	2,083	2,083
Translation adjustment	—	—	—	—	—	76,825	—	76,825

Comprehensive loss								$(139,627)

Balance at March 31, 2003	$274	$570,589	$(665)	$(932,004)	$(137,507)	$(196,056)	$—

Net loss for fiscal 2004				(114,083)				$(114,083)
Minimum pension liability adjustment, net of tax					(18,391)			(18,391)
Translation adjustment						58,074		58,074

Comprehensive loss								$(74,400)

Balance at March 31, 2004	$274	$570,589	$(665)	$(1,046,087)	$(155,898)	$(137,982)	$—

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended March 31,
	2004	2003	2002
	(In thousands)
Cash Flows From Operating Activities:
Net loss	$(114,083)	$(140,885)	$(304,082)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation and amortization	97,816	91,754	100,730
Cumulative effect of change in accounting principle	15,593	—	496
Net (gain) on asset sales	(9,700)	(956)	(1,079)
Purchased research and development	—	—	(8,185)
Deferred income taxes	(7,343)	15,811	(15,156)
Amortization of original issue discount on notes	—	428	10,768
Provision for doubtful accounts	5,140	8,062	24,731
Non-cash provision for restructuring	217	4,385	10,400
Reorganization items, net	67,042	36,370	—
Goodwill impairment charge	—	37,000	105,000
Minority interest	467	200	211
Amortization of deferred financing costs	18,537	20,043	13,126
Debt-to-equity conversion non-cash charge	—	—	13,873
Provision for excess inventories	—	—	10,000
Net change from sales of receivables
European Securitization	—	(124,793)	—
U.S. Securitization	—	(117,455)	—
Other, net	—	(19,475)	(35,211)
Changes in assets and liabilities excluding effects of acquisitions and divestitures—
Receivables	32,486	(45,023)	118,138
Inventories	12,451	41,188	87,043
Prepaid expenses and other	(13,151)	(2,031)	515
Payables	13,077	6,619	(59,246)
Accrued expenses	(3,250)	(20,911)	(77,276)
Noncurrent liabilities	(18,401)	267	(2,115)
Other, net	(56,347)	(30,456)	654

Net cash provided by/(used in) operating activities	40,551	(239,858)	(6,665)

Cash Flows From Investing Activities:
GNB Acquisition	—	—	(965)
Capital expenditures	(65,128)	(45,878)	(61,323)
Proceeds from sales of assets	26,717	6,783	4,833
Investment in joint venture	—	—	(1,007)

Net cash used in investing activities	(38,411)	(39,095)	(58,462)

Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	(107)	(4,391)	718
Borrowings under Senior Secured Global Credit Facilities Agreement	—	6,191	881,135
Repayments under Senior Secured Global Credit Facilities Agreement	—	(3,455)	(788,635)
Borrowings under DIP Credit Facility	836,834	859,916	—
Repayments under DIP Credit Facility	(1,005,598)	(691,152)	—
Borrowings under Replacement DIP Credit Facility	510,106	—	—
Repayments under Replacement DIP Credit Facility	(178,488)	—	—
European asset securitization	(160,221)	135,882
Decrease in other debt	(6,152)	(781)	(12,958)
Financing costs and other	(6,041)	(23,328)	(5,489)
Dividends paid	—	—	(1,051)

Net cash (used in)/provided by financing activities	(9,667)	278,882	73,720

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,174	8,134	38

Net (Decrease)/Increase In Cash and Cash Equivalents	(2,353)	8,063	8,631
Cash and Cash Equivalents, Beginning of Year	39,766	31,703	23,072

Cash and Cash Equivalents, End of Year	$37,413	$39,766	$31,703

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the year for—
Interest	$56,628	$56,401	$117,721
Income taxes (net of refunds)	$14,355	$7,487	$15,051

See Note 13 for non-cash financing activity related to debt to equity conversion in fiscal 2002.

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(In thousands, except per-share and headcount data)

(1) BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries.

The accompanying Consolidated Financial Statements as of March 31, 2004 and March 31, 2003 and for the years then ended have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (see Note 2). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet as of March 31, 2004 and March 31, 2003, and classified as Liabilities Subject To Compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Additional pre-petition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as Reorganization items, net, in the consolidated statements of operations. However, because the Chapter 11 filing occurred subsequent to March 31, 2002, the accompanying Consolidated Financial Statements for the fiscal year ended March 31, 2002, have not been prepared in accordance with SOP 90-7, and may lack comparability to that extent.

These Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 19. The Debtors continued to operate their businesses and manage their properties as debtors-in-possession throughout the course of the bankruptcy case. The Debtors, along with the Official Committee of Unsecured Creditors filed a Joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court on February 27, 2004. On April 21, 2004, the Bankruptcy Court confirmed the Plan. The Debtors declared May 5, 2004 as the effective date of the Plan, and substantially consummated the transactions provided for in the Plan on such date (the “Effective Date”).

The Consolidated Financial Statements as of and for the year ended March 31, 2004 do not include adjustments to reflect the effects of the Plan on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the consummation of the Plan.

The amounts reported in subsequent financial statements will materially change due to the restructuring of the Company’s assets and liabilities as a result of the Plan and the application of the provisions of SOP 90-7 with respect to reporting upon emergence from Chapter 11 (“fresh start” accounting). Changes in accounting principles required under generally accepted accounting principles within twelve months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, the Company may choose to make changes in accounting practices and policies at this time. For all these reasons, the financial statement for periods subsequent to the Company’s emergence from Chapter 11 will not be comparable with those of prior periods.

(2) PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On April 15, 2002 (“Petition Date”), Exide and three of its wholly-owned, U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On November 21, 2002, two additional wholly owned, non-operating subsidiaries of Exide filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. All of the foregoing cases were jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125KJC.

As of March 31, 2004, Exide and such subsidiaries (the “Debtors”) operated their business as debtors-in-possession pursuant to the Bankruptcy Code.

The Company decided to file itself and certain of its subsidiaries for reorganization under Chapter 11, as it offered the most efficient alternative to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company had a heavy debt burden, caused largely by a debt-financed acquisition strategy and the significant costs of integrating those acquisitions. Other factors leading to the reorganization included the impact of adverse economic conditions on the Company’s markets, particularly telecommunications, ongoing competitive pressures and capital market volatility. These factors contributed to a loss of revenues and resulted in significant operating losses and negative cash flows, severely impacting the Company’s financial condition and its ability to maintain compliance with debt covenants.

Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness from the Debtors, as well as most other pending pre-petition litigation, were stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities were subject to settlement under a plan of reorganization to be approved by the Bankruptcy Court. As provided by the Bankruptcy Code, the Company initially had the exclusive right to solicit a plan of reorganization for 120 days, but it extended its exclusive period, subject to certain exceptions, until May 15, 2004.

On June 14, 2002, the Company filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by the Company’s books and records on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. The Bankruptcy Code provides for a claims reconciliation and resolution process. The Bankruptcy Court set April 23, 2003 as the bar date for all entities to file claims against the Debtors, subject to certain exceptions. Those creditors who were required to, but failed to, file Claims by April 23 were barred from asserting any claims against the Debtors or receiving any distributions under the Plan. By further motion of the Debtors, the Bankruptcy Court set August 15, 2003 as the date by which all “contaminant” claims, including personal injury and property damage claims based on contamination theories, must have been filed. Those creditors whose claims were subject to the August 15 deadline must have filed Claims before that date, or they were barred from asserting any claims against the Debtors or receiving any distributions under the Plan on account of such claims.

The United States Trustee appointed an unsecured creditors committee. The official committee and its legal representatives had a right to be heard on all matters that came before the Bankruptcy Court. The United States Trustee also appointed an official committee of equity holders.

On October 24, 2003, the Company filed its Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Fourth Amended Plan”). On December 30, 2003, the Bankruptcy Court issued an order denying confirmation of the Fourth Amended Plan. In its accompanying opinion, the Bankruptcy Court found the Debtors’ enterprise value on a going-concern basis to be in the range of $1.4 billion to $1.6 billion. Based, in large part, on its opinion on the value of the Debtors’ estates on a going-concern basis, the Bankruptcy Court held that (1) although the Debtors are authorized to propose a settlement of the Creditors Committee

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adversary Proceeding under section 1123(b)(3)(A) of the Bankruptcy Code, the proposed settlement in the Fourth Amended Plan was not fair and equitable; (2) the Fourth Amended Plan’s release and injunction provisions were not approved because general unsecured creditors did not receive fair consideration from the parties proposed to be released in return for such releases; and (3) the Debtors’ proposed distributions to certain general unsecured creditors was not a fair and equitable reallocation of the pre-petition lenders’ recovery because there may be sufficient value to pay the pre-petition lenders in full. The Bankruptcy Court’s opinion further urged the parties to continue discussing a consensual exit strategy in light of the above findings and directed that a status conference be held before the Bankruptcy Court on January 22, 2004 to report on continued plan negotiations.

On January 22, 2004, the Company announced that it had reached an agreement in principle with the Official Committee of Unsecured Creditors and the steering committee to the pre-petition lenders as to the terms of a consensual revised plan of reorganization.

On February 13, 2004, the Company entered into the Replacement DIP which replaced the prior DIP Credit Facility. In addition to refinancing the prior DIP Credit Facility, the Replacement DIP refinanced the Company’s European accounts receivable securitization facility. The Replacement DIP Credit Facility also included a commitment to refinance the 9.125% Senior Notes, which were due April 15, 2004, and provided additional working capital borrowing availability.

The Debtors, along with the Official Committee of Unsecured Creditors, filed the Plan with the Bankruptcy Court on February 27, 2004. On March 11, 2004, the Debtors and the Official Committee of Unsecured Creditors filed a disclosure statement for the Plan, which was approved by the Bankruptcy Court on March 17, 2004. On April 21, 2004, the Bankruptcy Court confirmed the Plan. The Debtors declared May 5, 2004 as the effective date of the Plan, and substantially consummated the transactions provided for in the Plan on such date.

For a discussion of the Company’s emergence from Chapter 11 after March 31, 2004, see Note 29.

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

The Company currently has three segments: the Transportation segment, the Motive Power segment and the Network Power segment. See Note 27.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currency. Assets and liabilities of the Company’s foreign subsidiaries and affiliates are translated into U.S. dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive loss within stockholders’ deficit. Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” are also recorded as a component of accumulated other comprehensive loss. All other foreign currency gains and losses are included in other (income) expense, net. The Company recognized net foreign currency (gains) losses of $(43,846), $(22,753) and $5,109 in fiscal 2004, 2003 and 2002, respectively.

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

Inventories

Inventories, which consist of material, labor and overhead, are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company writes down its inventory to estimated market value based on assumptions of future demand and market conditions.

Property, Plant and Equipment

Property, plant and equipment at March 31 consists of:

	2004	2003
Land	$43,847	$46,447
Buildings and improvements	339,381	312,195
Machinery and equipment	776,563	647,923
Construction in progress	33,575	29,341

	1,193,366	1,035,906

Less—Accumulated depreciation	650,242	502,531

Property, plant and equipment, net	$543,124	$533,375

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The range of estimated useful lives is as follows: buildings and improvements, 25-40 years; machinery and equipment, 3-14 years.

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements and major renewals are capitalized. Depreciation expense was $96,358, $89,945, and $99,439 for fiscal years 2004, 2003 and 2002, respectively.

Capitalized Software Costs

The Company capitalizes the cost of computer software acquired or developed for internal use, in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The capitalized costs are amortized over the estimated useful life of the software, ranging from 3 to 5 years, on a straight-line basis.

Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the life of the related debt. During fiscal 2002, the Company accelerated amortization of certain deferred financing costs amounting to $6,216 which related to the Senior Secured Global Credit Facility. Unamortized debt issuance costs of $5,276 as of the Petition Date on long-term debt subject to compromise have been netted against the carrying value of the related debt at March 31, 2004 and March 31, 2003 in accordance with SOP 90-7.

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment, goodwill and identified intangible assets. Long-lived assets (other than goodwill and indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of goodwill and indefinite-lived intangible assets are based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. See Note 10.

Hedging Activities

The Company’s ability to utilize financial instruments as hedges was significantly restricted due to the Chapter 11 filing.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, the Company reports all derivative financial instruments on the balance sheet at their fair values. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in Accumulated Other Comprehensive Loss until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. The Company uses no derivative instruments designated as fair value hedges. In the Consolidated Statement of Cash Flows, the Company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the past, the Company entered into certain interest rate swap agreements to hedge exposure to interest costs associated with long-term debt. The differential paid or received on these agreements was accrued as interest rates changed and was recognized in earnings over the life of the agreements. All of the Company’s interest rate swaps qualified for the shortcut method of hedge accounting under SFAS 133, thus there was no ineffectiveness reported in earnings related to these hedges.

The Company also entered into foreign exchange rate agreements to hedge exposure to the currency fluctuation of certain transactions denominated in a currency other than the applicable local currency. The differential paid or received on these agreements was included in earnings in the period in which they were settled.

The Company also entered into certain lead forward purchase and put option agreements to hedge the cost of externally purchased lead. These hedges were considered highly effective and were accounted for as cash flow hedges under SFAS 133.

Counterparties to interest rate swap, foreign exchange and commodity and option agreements were major financial institutions. The Company believed the risk of incurring losses related to credit risk was remote.

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

	Fiscal Year Ended March 31,
	2004	2003	2002
Net loss as reported:	$(114,083)	$(140,885)	$(304,082)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(587)	(1,552)	(1,769)

Pro forma net loss	$(114,670)	$(142,437)	$(305,851)

Basic and diluted net loss per share:
As reported	$(4.17)	$(5.14)	$(11.35)
Pro forma	$(4.19)	$(5.20)	$(11.41)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which last occurred during fiscal 2002:

2002
Volatility	119.8%
Risk-free interest rate	4.6%-4.9%
Expected life in years	5.0
Dividend yield	0.0%

For a discussion of the Company’s options as a result of emergence from Chapter 11, see Note 29.

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

Basic and diluted EPS are the same for fiscal 2004, 2003 and 2002 because the effect of assumed exercise and conversion of potentially dilutive securities would have been anti-dilutive.

For a discussion of the Company’s securities as a result of emergence from Chapter 11, see Note 29.

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

Reclassifications

Certain prior years’ amounts have been reclassified to conform to the fiscal 2004 presentation but not to conform to SOP 90-7.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. This Interpretation addresses consolidation by business enterprises of certain variable interest entities (“VIEs”). The Interpretation was effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. For variable interests in special purpose entities created before February 1, 2003, the provisions of this Interpretation became applicable on December 31, 2003. For all other variable interests in VIEs created before February 1, 2003, the provisions of this Interpretation were applicable on March 31, 2004. Further, the disclosure requirements of the Interpretation were applicable for all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created. The Company has performed an evaluation to identify such entities and does not believe that it has arrangements with any entities that fall within the scope of this standard, other than the special purpose entity established in connection with the Company’s European accounts receivable securitization facility, which was accounted for as a secured borrowing in accordance with the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.

In April 2003, the FASB issued SFAS No. 149, “Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company adopted SFAS 150 as of July 1, 2003. As of March 31, 2004, and for the year then ended, the Company had no such financial instruments outstanding.

In May 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS 13, “Accounting for Leases.” The Company adopted EITF Issue No. 01-08 as of July 1, 2003. The adoption of EITF Issue No. 01-08 did not have a material impact on the Company’s Consolidated Financial Statements.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on accounting for the federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This guidance is effective for periods beginning after June 15, 2004. The Company expects that application of this guidance will not have a material impact on the Company’s Consolidated Financial Statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) FRESH START REPORTING (Unaudited)

The Company’s emergence from Chapter 11 bankruptcy proceedings on May 5, 2004 will result in a new reporting entity and adoption of fresh start reporting in accordance with SOP No. 90-7. The consolidated financial statements as of and for the quarter ending June 30, 2004 will reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting. Accordingly, the estimated enterprise value of the Company of $1,500,000, which served as the basis for the Plan approved by the Bankruptcy Court, will be used to determine the equity value allocated to the assets and liabilities of the Reorganized Company in proportion to their fair values in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

The fresh start adjustments to the carrying values of the Company’s assets and liabilities will be based upon the work of outside appraisers, actuaries and financial consultants, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company’s assets and liabilities.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the pro forma reorganization adjustments, based on preliminary estimates, that would have been reflected in the Company’s Consolidated Balance Sheet as of March 31, 2004 had the Company emerged from bankruptcy and applied fresh start accounting as of that date:

	March 31, 2004	Debt Activity		Fresh Start Adjustments		Pro forma
Current Assets	$1,196,329	$—		$2,979	(3)	$1,199,308
PP&E	543,124	—		332,986	(3)	876,110
Goodwill	527,705	—		(160,378	)(4)	367,327
Other intangibles	46,440	—		152,453	(3)	198,893
Other noncurrent assets	158,210	15,000	(5)	—		173,210

Total assets	$2,471,808	$15,000		$328,040		$2,814,848

Short-term borrowings	$8,624	$—		$—		$8,624
Current maturities	736,165	(736,165	)(1)	—		—
Accounts payable	295,987	—		—		295,987
Accrued liabilities	425,947	(19,350	)(1)	—		406,597

Total current liabilities	1,466,723	(755,515)		—		711,208
Long-term debt	21,574	501,196	(5)	—		522,770
Noncurrent pension	193,525	128,293	(1)	(4,527	)(3)	317,291
Other noncurrent liabilities	53,726	116,293	(1)	113,832	(3)	283,851
Liabilities subject to compromise	1,481,120	(1,481,120	)(1)	—		—

Total liabilities	3,216,668	(1,490,853)		109,305		1,835,120
Minority interest	24,909			(15,181	)(3)	9,728
Equity	(769,769)	1,505,853	(2)	233,916	(2)	970,000

Total liabilities and equity	$2,471,808	$15,000		$328,040		$2,814,848

(1)	To record assumption or discharge of Liabilities subject to compromise and cancellation of debt.
(2)	To record gain on discharge of Liabilities subject to compromise, cancellation of debt and issuance of new equity.
(3)	To adjust assets and liabilities to fair market value.
(4)	The unamortized balance of goodwill of the predecessor company has been eliminated and reorganization value in excess of amounts allocable to identified assets has been classified as goodwill
(5)	To record new debt issued pursuant to the plan of reorganization

The Plan will reduce the Company’s future annual interest expense by approximately $60,000. In addition, due to the fresh start adjustments to property, plant and equipment and intangibles, annual depreciation and amortization expense is expected to increase by approximately $25,000 to $30,000.

The fair value of goodwill and intangible assets reported in the unaudited pro forma fresh start balance sheet are based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. An erosion of future business results in any of the Company’s business units could create impairment in goodwill or other long-lived assets and require a significant write-down in future periods.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) DEBTORS’ FINANCIAL INFORMATION

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

DEBTORS’ COMBINED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Fiscal Year Ended March 31, 2004	For the Period From April 15, 2002 Through March 31, 2003
NET SALES	$967,891	$939,076
COST OF SALES	792,364	753,144

Gross profit	175,527	185,932

EXPENSES:
Selling, marketing and advertising	97,796	100,716
General and administrative	62,931	73,323
Restructuring	2,591	9,813
Other income, net	(7,939)	(11,072)
Interest expense, net	57,045	52,079

Loss before reorganization items and income tax	(36,897)	(38,927)
REORGANIZATION ITEMS, net (Note 8)	63,876	36,370

Loss before income taxes	(100,773)	(75,297)
INCOME TAX PROVISION	—	—

NET LOSS	$(100,773)	$(75,297)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ COMBINED BALANCE SHEET

(Unaudited, in thousands)

	March 31, 2004	March 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,530	$8,434
Receivables, net	147,783	161,341
Intercompany receivables	35,456	44,849
Inventories	129,802	139,622
Prepaid expenses and other	20,934	23,449

Total current assets	340,505	377,695

PROPERTY, PLANT AND EQUIPMENT, net	237,874	247,939

OTHER ASSETS:
Goodwill and other intangibles, net	40,965	40,965
Investments in affiliates	2,048	2,118
Deferred financing costs, net	301	647
Intercompany notes receivable	432,279	236,593
Other	34,470	45,451

	510,063	325,774

Total assets	$1,088,442	$951,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$69,726	$60,263
Accrued interest payable	60,276	28,224
Accrued expenses	121,642	84,085
Current maturities of long-term debt	331,617	168,764

Total current liabilities	583,261	341,336
NON-CURRENT RETIREMENT OBLIGATIONS	32,112	10,437
OTHER NON-CURRENT LIABILITIES	15,593	—
LIABILITIES SUBJECT TO COMPROMISE	1,481,120	1,533,089

Total liabilities	2,112,086	1,884,862
STOCKHOLDERS’ DEFICIT
Total stockholders’ deficit	(1,023,644)	(933,454)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,088,442	$951,408

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Fiscal Year Ended March 31, 2004	For the Period From April 15, 2002 Through March 31, 2003
CASH RECEIPTS:
Customer receipts	$991,355	$967,885
Other third party receipts	17,008	11,283
Borrowings under DIP Credit Facility/Replacement DIP Facility	1,346,940	859,916
Intercompany receipts from non-Debtor entities	214,719	96,355

Total cash receipts	2,570,022	1,935,439

CASH DISBURSEMENTS:
Supplier payments	346,481	320,947
Repurchase of securitized accounts receivable	—	117,455
Financing costs, fees and interest	11,228	34,174
Capital expenditures	23,083	19,721
Freight and logistics	117,727	90,290
Leasing and rental costs	42,385	41,009
Payroll and benefits	326,953	267,700
Professional / consulting fees	66,744	30,384
Taxes	11,384	16,937
Utilities	56,698	47,673
Other disbursements	97,706	143,278
Intercompany loans to non-Debtor entities	287,451	111,000
Repayments under DIP Credit Facility/Replacement DIP Facility	1,184,086	691,152

Total cash disbursements	2,571,926	1,931,720

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,904)	3,719
CASH AT BEGINNING OF PERIOD	8,434	4,715

CASH AT END OF PERIOD	$6,530	$8,434

The Company’s consolidated statements of operations also include Reorganization items, consisting of professional fees incurred by non-Debtor subsidiaries.

(6) ASSET RETIREMENT OBLIGATIONS

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

The adoption of SFAS 143 resulted in a charge, which is reflected in the consolidated statements of operations as a cumulative effect of change in accounting principle of $15,593, or $0.57 per share. The charge results from certain commitments made by the Company in accordance with permit requirements for its North American lead recycling and hazardous waste facilities. The Company is obligated under these permits to

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undertake agreed-upon remediation and decommissioning activities in the event of a facility closure. The recorded asset retirement obligation is based upon estimated investigation, remediation and decommissioning costs. These estimates are determined through a combination of methods including outside estimates of likely expense and the Company’s historical experience in the management of these matters. Future findings or changes in estimates could result in either an increase or decrease in the asset retirement obligation. The pro forma impact on net loss before cumulative effect of change in accounting principle for the year ended March 31, 2003 would have been immaterial.

(7) ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as hedging certain interest rates and foreign currency exchange rates. The effective portion of changes in the fair value of lead forward contracts are recorded in Accumulated Other Comprehensive Loss until the related purchased lead is charged to earnings. At that time, the effective portion recorded in Accumulated Other Comprehensive Loss is recognized in the Statement of Operations. Changes in the fair value of cash flow hedges for which the hedged item affects earnings immediately (foreign currency transaction hedges and interest rate hedges), ineffective portions of changes in the fair value of cash flow hedges and fair value changes on certain derivatives that, despite being utilized to effectively manage the above mentioned activities, do not qualify for hedge accounting, are recognized in earnings immediately.

The Company adopted SFAS 133 on April 1, 2001, resulting in a charge in the statement of operations, reflected as a cumulative effect of change in accounting principle, of $496 or $0.02 per diluted share. Also, a cumulative effect adjustment reduced Accumulated Other Comprehensive Loss by $541. During the fiscal year ended March 31, 2003, the Company’s cash flow hedges were terminated, resulting in the reclassification from Accumulated Other Comprehensive Loss to earnings of a loss of $2,083. There were no derivative contracts outstanding at March 31, 2004 and 2003.

(8) REORGANIZATION ITEMS

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the consolidated statements of operations. For fiscal years 2004 and 2003 the following have been incurred:

	2004	2003
Professional fees	$64,441	$34,494
Employee costs	2,169	1,675
Interest income	(1,171)	(1,882)
Other	1,603	2,083

Total reorganization items	$67,042	$36,370

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net cash paid for reorganization items during fiscal years 2004 and 2003 was $46,914 and $26,410, respectively.

The following paragraphs provide additional information relating to the above reorganization items for fiscal years 2004 and 2003:

Professional fees

In fiscal year 2004, the Company recorded $64,441 for professional fees. Professional fees include financial, legal and valuation services directly associated with the reorganization process, including fees incurred related to possible asset sales.

Employee costs

The Company has implemented a Bankruptcy Court-approved retention plan that provides for cash incentives to key members of the Company’s management team. The retention plan is a milestone-based plan expected to encourage employees to continue their employment through the reorganization process. During fiscal years 2004 and 2003, the Company recognized charges of $2,169 and $1,675 related to this program, respectively.

Interest income

Interest income represents interest income earned by the Debtors as a result of assumed excess cash balances due to the Chapter 11 filing.

Other

Other reorganization costs for fiscal year 2004 represents the net write-off of deposits and cash collateral associated with certain leases rejected under the Bankruptcy Code. Other reorganization costs for fiscal year 2003 represents contractual claims arising from termination of pre-petition financial instruments.

(9) LIABILITIES SUBJECT TO COMPROMISE

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

Pursuant to an order of the Bankruptcy Court, in February 2003, the Debtors mailed notices to all known creditors that the deadline for filing proofs of claim for general unsecured claims with the Bankruptcy Court was April 23, 2003. The Bankruptcy Court set August 15, 2003 as a separate bar date for certain other claims. An estimated 3,600 claims were filed out of an estimated 38,000 notices sent to constituents. Amounts that the Company has recorded are in many instances different from amounts filed by the creditors. Differences between amounts scheduled by the Debtors and claims by creditors are being investigated and will be

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resolved in connection with the claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process may result in adjustments to current estimates of allowable claims. The ultimate resolution of these claims will be based upon the final plan of reorganization.

The following table summarizes the components of the liabilities classified as Liabilities subject to compromise in the consolidated balance sheet as of March 31, 2004 and March 31, 2003:

	March 31, 2004	March 31, 2003
Accounts payable	$66,072	$72,115
Accrued interest payable	19,403	19,403
Restructuring reserve	—	8,212
Warranty reserve	—	12,921
Accrued expenses	52,266	62,114
Retirement obligations	128,293	128,293
Long-term debt (Note 13)	1,081,293	1,081,293
Other liabilities	133,793	148,738

Total liabilities subject to compromise	$1,481,120	$1,533,089

For a discussion concerning liabilities subject to compromise as of the Company’s emergence from Chapter 11, see Note 29.

(10) ACCOUNTING FOR GOODWILL AND INTANGIBLES

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

The Company completed its annual impairment assessment of goodwill effective December 31, 2003, utilizing its most recently updated five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. As a result of the comparison of the book carrying values of its reporting

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

segments, including goodwill, against these estimated fair values, the Company determined that no goodwill impairment charges were required. As a result of the Company’s reorganization plan, there will be material changes to the carrying amount of assets and liabilities, including goodwill, in the Consolidated Financial Statements. See Note 4.

Summarized goodwill activity for fiscal 2004 and 2003 is as follows:

	For the fiscal year ended
	March 31, 2004	March 31, 2003
Goodwill, net at beginning of year	$463,920	$416,926
Impairment charge	—	(37,000)
Currency translation effect	63,785	83,994

Goodwill, net at end of year	$527,705	$463,920

The amounts of goodwill, net allocated to the Company’s Transportation, Motive Power and Network Power segments are approximately $307,000, $221,000 and $0, respectively, at March 31, 2004 and $270,000, $194,000 and $0, respectively, at March 31, 2003.

Net intangible assets include trademarks of $38,600 at March 31, 2004 and March 31, 2003 which are not subject to amortization as well as technology of $7,840 which is amortized over its useful life of 10 years. The technology gross carrying amount was $10,900 at March 31, 2004 and March 31, 2003 and the related accumulated amortization was $3,060 and $1,940 at March 31, 2004 and March 31, 2003, respectively.

(11) INVENTORIES

Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	March 31, 2004	March 31, 2003
Raw materials	$69,858	$74,756
Work-in-process	79,006	81,577
Finished goods	265,652	243,640

	$414,516	$399,973

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) OTHER ASSETS

Other assets consist of:

	March 31, 2004	March 31, 2003
Deposits	$20,082	$24,530
Pension assets (Note 14)	699	16,886
Capitalized software, net	13,490	16,864
Loan to affiliate	4,935	4,935
Other	5,961	7,513

	$45,167	$70,728

Deposits above principally represent amounts drawn and held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments. During fiscal 2004, certain of these deposits were offset against existing accruals or, in the case of certain operating lease commitments rejected under the Bankruptcy Code, written-off with a corresponding charge to Reorganization Items.

(13) DEBT

At March 31, 2004 and 2003, short-term borrowings of $8,624 and $7,778, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. As of March 31, 2004 and 2003, the weighted average interest rate on these borrowings was 5.35% and 7.5%, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total long-term debt at March 31, 2004 and March 31, 2003 comprises the following:

	March 31, 2004	March 31, 2003
Debt Not Subject To Compromise:
Replacement DIP Credit Facility—Borrowings at LIBOR plus 3.75%(2)	$331,618	$—
DIP Credit Facility—Borrowings at LIBOR plus 3.75%(2)	—	168,764
Senior Secured Global Credit Facility (Europe)—Borrowings primarily at LIBOR plus 4.75% to 5.25%(2)	274,956	271,415
9.125% Senior Notes (Deutsche mark denominated, due April 15, 2004)	126,743	96,634
European Accounts Receivable Securitization(2)	—	155,465
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	24,422	23,554

Total debt not subject to compromise	757,739	715,832
Less—current maturities (included in total debt not subject to compromise above)	736,165	598,427

	$21,574	$117,405

Debt Subject To Compromise:
Senior Secured Global Credit Facility (U.S.)—Borrowings primarily at LIBOR plus 4.75% to 5.25%	$458,965	$458,965
10% Senior Notes, due April 15, 2005	300,000	300,000
Convertible Senior Subordinated Notes, due December 15, 2005	321,132	321,132
Other	1,196	1,196

Total debt subject to compromise (Note 9)	$1,081,293	$1,081,293

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.
(2)	Debt classified as current based upon the maturity dates of the respective debt facility and Standstill Agreement.

Total debt at March 31, 2004 and March 31, 2003 was $1,847,656 (including amounts subject to compromise) and $1,804,903, respectively.

On April 15, 2002, the Company and three of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. In connection with the filing, the Company also entered into a Standstill Agreement with its pre-petition Senior Secured Global Credit Facility lenders, whereby the lenders agreed to forbear collections of principal payments on foreign borrowings under the Senior Secured Global Credit Facility from non-Debtor subsidiaries until June 18, 2004, subject to earlier termination upon the occurrence of certain events. The principal events which could have resulted in an early termination of the Standstill Agreement were: 1) non-payment of interest on the European tranche of the Company’s Senior Secured Global Credit Facility as and when due; 2) if any significant foreign subsidiaries commence any winding up or liquidation proceeding; 3) breach of financial and other customary negative covenants (as described with respect to the DIP Credit Facility); and 4) default with respect to the European securitization agreement and 9.125% Senior Notes (Deutsche Mark denominated) agreement. The Company has continued to accrue interest of the Debtors under the pre-petition Senior Secured Global Credit Facility and makes adequate protection

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments subject to liquidity calculations prescribed in the DIP Credit Facility. Borrowings under the Senior Secured Global Credit Facility by Debtors within the Chapter 11 case are subject to compromise.

On May 10, 2002, the Company received final Bankruptcy Court approval of its $250,000 DIP Credit Facility. The DIP Credit Facility was used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes.

On April 17, 2002, approximately $129,000 of the DIP Credit Facility was drawn down, $117,000 being used to terminate and repurchase uncollected securitized accounts receivable under the Company’s then existing U.S. receivables sale facility and the balance for financing costs and related fees.

The DIP Credit Facility was a secured revolving credit and term loan facility under which Exide Technologies was the borrower with certain U.S. subsidiaries acting as guarantors. The DIP Credit Facility was afforded super priority claim status in the Chapter 11 case and was collateralized by first liens on certain eligible U.S. assets of the Company, principally accounts receivable, inventory and property.

The revolving credit tranche of the DIP Credit Facility provided for borrowing up to $121,000, of which up to $65,000 was available to Exide Technologies for on-lending to its foreign subsidiaries. An additional $50,000 sub-facility was also available to the foreign subsidiaries based on certain collateral asset values in the United Kingdom and Canada. To the extent funds were borrowed under the DIP and on-lent to foreign subsidiaries, additional liens on certain assets of the borrowing foreign subsidiary and related guarantees were required. Up to $40,000 of the revolving credit tranche was available for letters of credit.

Borrowings under the DIP Credit Facility bore interest at Libor plus 3.75% per annum. Borrowings were limited to eligible collateral under the DIP Credit Facility. Eligible collateral under the DIP Credit Facility included certain accounts receivable and inventory in the U.S. and certain property in the U.S. and Europe. Availability to the Company was impacted by changes in both the amounts of the collateral and qualitative factors (such as aging of accounts receivable and inventory reserves) as well as cash requirements of the business such as trade credit terms. The DIP Credit Facility contained certain financial covenants requiring the Company to maintain monthly specified levels of earnings before interest, taxes, depreciation, amortization, restructuring and certain other defined charges, as well as limits on capital expenditures and cash restructuring expenditures. The DIP Credit Facility also contained other customary covenants, including certain reporting requirements and covenants that restricted the Company’s ability to incur indebtedness, create or incur liens or guarantees, enter into leases, sell or dispose of assets, change the nature of the Company’s business or enter into related party transactions.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 12, 2004, the Bankruptcy Court entered an interim order permitting the Company to enter into a Replacement DIP. On February 13, 2004, the Company entered into the Replacement DIP which replaced the prior DIP Credit Facility. The Replacement DIP provides an aggregate financing commitment of $500,000. In addition to refinancing the prior DIP Credit Facility, the Replacement DIP refinanced the Company’s European accounts receivable securitization facility and provided additional working capital borrowing availability of up to $40,000. On March 15, 2004, the Company sought final approval of the Replacement DIP, including a standby commitment to refinance the 9.125% Senior Notes which were due April 15, 2004.

The Replacement DIP provides for interest at LIBOR plus 3.75% per annum and contains substantially the same provisions, security interests and financial covenants as the prior DIP Credit Facility. Absent the refinancing described herein, the Company would have required amendment of certain financial covenants under the prior DIP Credit Facility as of March 31, 2004.

In connection with the closing on the Replacement DIP, the lender who has provided the Company’s exit financing extended the expiration of the exit financing commitment to May 15, 2004. In addition, the expiration of the Standstill Agreement was extended to June 18, 2004.

Total availability under the Replacement DIP Credit Facility as of March 31, 2004 was $43,400.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s variable rate based debt at March 31, 2004 was approximately $1,065,539, none of which was hedged.

Annual principal payments required under long-term debt obligations at March 31, 2004 are as follows:

Fiscal Year	Amount
2005	$1,200,145
2006	622,748
2007	1,616
2008	1,616
2009	1,616
Thereafter	11,291

$1,839,032

The above table includes pre-petition amounts subject to compromise. Under the Bankruptcy Code, actions against the Debtors to collect pre-petition indebtedness were stayed, therefore, the commitments shown above may not reflect actual cash outlays in the future.

For a discussion of the Company’s debt financing upon emergence from Chapter 11, see Note 29.

(14) EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE

        INSURANCE BENEFITS

The Company has noncontributory defined benefit pension plans covering substantially all hourly and salaried employees in North America. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. Salaried employees in North America are covered by a cash balance plan providing benefits as a percentage of salary up to qualified limits. The Company has numerous defined contribution plans in North America and Europe with related expense of $5,325, $4,174, and $4,278 in fiscal 2004, 2003, and 2002 respectively.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2004 and 2003:

	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$516,298	$451,690	$27,505	$31,883
Service cost	10,131	10,792	69	74
Interest cost	32,336	30,761	1,772	1,881
Actuarial (gain) loss	46,859	13,364	806	1,108
Plan participants’ contributions	1,226	1,137	257	183
Benefits paid	(27,317)	(26,619)	(1,627)	(1,623)
Plan amendments	219	770	—	(5,878)
Currency translation	39,915	36,189	317	185
Settlements and other	(5,538)	(1,786)	—	(308)

Benefit obligation at end of year	$614,129	$516,298	$29,099	$27,505

Change in plan assets:
Fair value of plan assets at beginning of year	$236,167	$281,693	$—	$—
Actual return on plan assets	43,806	(43,958)	—	—
Employer contributions	18,389	16,453	1,370	1,440
Plan participants’ contributions	1,226	1,137	257	183
Benefits paid	(27,317)	(26,619)	(1,627)	(1,623)
Currency translation	15,791	9,970	—	—
Settlements and other	(4,095)	(2,509)	—	—

Fair value of plan assets at end of year	$283,967	$236,167	$—	$—

Reconciliation of funded status:
Funded status	$(330,162)	$(280,131)	$(29,099)	$(27,505)
Unrecognized net
Transition obligation	63	64	285	275
Prior service cost	821	648	(6,779)	(7,407)
Actuarial loss	184,779	164,457	6,054	5,465
Contributions after measurement date	2,283	170	302	257

Net amount recognized	$(142,216)	$(114,792)	$(29,237)	$(28,915)

Amounts recognized in statement of financial position:
Prepaid benefit cost	$699	$16,886	$—	$—
Accrued benefit cost	(299,629)	(270,729)	(29,237)	(28,915)
Intangible asset	816	1,544	—	—
Accumulated other comprehensive (income) loss	155,898	137,507	—	—

Net amount recognized	$(142,216)	$(114,792)	$(29,237)	$(28,915)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Post-Retirement Benefits
	2004	2003	2004	2003
Weighted-average assumptions as of March 31:
Discount rate	5.7%	6.1%	6.7%	6.7%
Expected return on plan assets	7.6%	7.6%	—	—
Rate of compensation increase	3.7%	3.7%	—	—

For fiscal 2004, the Company assumed an expected weighted average return on plan assets of 7.6%. In developing this rate assumption, the Company evaluated input from third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

For other post-retirement benefit measurement purposes, a 12.5% and 12.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2004 and 2003, respectively. The rate was assumed to decrease gradually to 5.0% over nine and ten years for fiscal 2004 and 2003, respectively, and remain at that level thereafter.

The following table sets forth the plans’ expense recognized in the Company’s consolidated financial statements:

	Pension Benefits			Other Post-Retirement Benefits
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$10,131	$10,792	$12,515	$69	$74	$162
Interest cost	32,336	30,761	28,917	1,773	1,881	2,459
Expected return on plan assets	(17,932)	(21,920)	(26,459)	—	—	—
Amortization of: Transition obligation	11	21	21	23	110	495
Prior service cost	35	5	79	(629)	(629)	—
Actuarial loss	10,069	4,258	1,071	229	320	119
Other	—	—	—	—	(419)	—

Net periodic benefit cost (a)	$34,650	$23,917	$16,144	$1,465	$1,337	$3,235

(a)	Excludes the impact of settlements of $1,437 in fiscal 2004 and curtailments of $2,744, $995, and $3,620 in fiscal 2004, 2003 and 2002, respectively.

The measurement dates for the Company’s U.S. Pension and Other Post-Employment benefit plans were December 31, 2003 and December 31, 2002 for the fiscal years ended March 31, 2004 and March 31, 2003, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $606,188, $565,871 and $274,777, respectively, as of March 31, 2004 and $498,938, $468,949 and $219,475, respectively, as of March 31, 2003.

The accumulated benefit obligation for Exide Technologies’ U.S. pension plans was $303,162 as of March 31, 2004.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The asset allocation for Exide Technologies’ U.S. pension plans at March 31, 2004, and the target allocation for 2005, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2005	2004
Equity securities	60%	59%
Fixed income securities	40	38
Cash	0	3

Total	100%	100%

Exide invests in a diversified portfolio of investments consisting almost entirely of equity and fixed income securities. The equity portfolio includes direct and indirect interests in both U.S. and global equity securities, both in developed and emerging market companies. The fixed income portfolio is primarily U.S. high-quality bond funds.

The estimated contributions to Exide Technologies’ U.S. pension plans in 2005 range from a minimum of $5,100 to a maximum of $42,800.

The Company has applied for the temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004 under Section 412(d) of the Internal Revenue Code. If granted, the waiver would provide for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period. There can be no assurances that the Company’s waiver application will be granted. If the waiver is not granted, the Company’s liquidity would be adversely impacted.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total of service and interest cost components	$173	$(147)

Effect on the postretirement benefit obligation	$2,706	$(2,331)

At March 31, 2004, the unrecognized net actuarial loss related to the Company’s pension plans, determined based on the market related value of plan assets, was $184,779. This amount exceeded 10% of the greater of the projected benefit obligation or the market related value of plan assets. Unless offset by future unrecognized gains from higher discount rates or higher than expected returns on plan assets, amortization of this unrecognized loss is expected to increase pension expense for fiscal 2005 and each of the following nine years by approximately $12,000 per year, before considering the impact of fresh start accounting. See Note 4.

Several plans had under funded accrued benefit obligations that exceeded their accrued benefit liabilities at March 31, 2004 and 2003. Additional minimum liabilities of $156,714 and $139,051 were established at March 31, 2004 and 2003, respectively, to increase the accrued benefit liabilities to the values of the under funded accrued benefit obligations.

(15) PREFERRED SHARE PURCHASE RIGHTS PLAN

For a discussion of the treatment of the Company’s prior securities upon emergence from Chapter 11, see Note 29.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(16) STOCK GRANTS AND OPTIONS

For a discussion of the treatment of the Company’s prior securities upon emergence from Chapter 11, see Note 29.

On August 10, 2000, the Board of Directors adopted the 2000 Broad Based Stock Incentive Plan (the “2000 Plan”). The plan states that all employees of the Company are eligible for awards under the plan except those employees subject to Section 16 of the Exchange Act including Officers as defined in Rule 16a-1(f) under the Exchange Act and Directors as defined in Section 3 (a)(7) of the Exchange Act. The award type most frequently used is the non-qualified stock option with an exercise price fixed at 100% of the fair market value of a share of the Company’s common stock on the date of grant. Non-qualified options generally become exercisable in cumulative installments of 25% one year after the date of grant and annually thereafter, and must be exercised no later than ten years from the date of grant. Initially, 2,000 awards were authorized under the 2000 Plan. On the first anniversary of the effective date of the 2000 Plan and each nine anniversaries thereafter, the total amount of awards may increase by an amount equal to one percent of the number of shares of Common Stock outstanding on that day. As of March 31, 2004, 2,252 shares remain available for grant under this plan.

The Company’s shareholders approved the 1999 Stock Incentive Plan, effective August 11, 1999, under which executives and key employees of the Company are eligible to be granted a total of 2,300 awards in the form of incentive stock options, nonqualified stock options or restricted shares of common stock. Certain of these options vest ratably over four years while the remainder vest over nine years or immediately upon the Company reaching certain performance measures. In addition to the stock options reported in the stock option summary table, 55 shares and 28 shares of common stock were granted during fiscal 2002 and fiscal 2001, respectively, as part of each Board of Directors’ compensation package. As of March 31, 2004, 1,365 shares remain available for grant under this plan.

During the 2001 fiscal year, the Board of Directors approved option grants to four new members of the Company’s executive team as part of each executive’s employment agreement. 640 options were authorized and

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 29, 1993, the Board of Directors adopted an Incentive Compensation Plan, under which certain members of the Company’s management were granted a total of approximately 795 shares of the Company’s common stock. These shares are fully vested and have certain restrictions related to sale, transferability and employment. Participants must pay $2.25 per share, the estimated fair value at the grant date, prior to the transferring of such shares. As of March 31, 2004 there were 15 restricted shares that remain vested and unpurchased by the awardees.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity is summarized as follows:

	Stock Options	Weighted Average Exercise Price of Stock Options
Shares under option:
Outstanding at March 31, 2001	5,799	$10.99

Granted	188	$10.67
Exercised	—	—
Forfeited	(1,320)	$11.95

Outstanding at March 31, 2002	4,667	$10.71

Granted	—	—
Exercised	—	—
Forfeited	(417)	$11.02

Outstanding at March 31, 2003	4,250	$10.67

Granted	—	—
Exercised	—	—
Forfeited	(325)	$11.09

Outstanding at March 31, 2004	3,925	$10.63

Options available for grant at March 31, 2004	3,617

Exercisable at March 31, 2002	2,969	$10.82
Exercisable at March 31, 2003	3,151	$10.64
Exercisable at March 31, 2004	3,292	$10.47

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.75 to $10.00	1,094	6.5	$8.68	803	$8.68
$10.01 to $15.00	2,487	4.9	10.44	2,310	10.37
$15.01 to $25.88	344	3.0	18.30	179	19.85

	3,925	5.1	$10.63	3,292	$10.47

No stock options were granted during fiscal year 2004 or 2003. The weighted average grant-date fair values for options granted during fiscal 2002 was $8.28.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) INCOME TAXES

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the fiscal years ended March 31, 2004, 2003 and 2002, are as follows:

	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	10,614	11,158	13,734

	10,614	11,158	13,734

Deferred:
Federal	—	—	2,424
State	—	—	—
Foreign	(7,343)	15,811	(17,580)

	(7,343)	15,811	(15,156)

Total provision (benefit)	$3,271	$26,969	$(1,422)

Major differences between the federal statutory rate and the effective tax rate are as follows:

	2004	2003	2002
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Nondeductible goodwill impairment/amortization	—	10.3	12.1
Debt for equity swaps	—	—	2.6
Subpart F Income(i)	1.0	2.0	16.9
Capital structure reorganizations(ii)	—	(3.7)	(3.2)
Tax losses not benefited	41.7	47.9	9.5
Reversal of valuation allowances(iii)	(10.1)	—	—
Purchased research and development	—	—	(1.0)
Other, net	5.9	2.2	(2.4)

Effective tax rate	3.5%	23.7%	(0.5)%

(i)	As a result of certain pledges of stock of foreign subsidiaries in connection with bank amendments obtained during fiscal 2002, the Company was required to recognize certain foreign sourced income (“Subpart F Income”) as a constructive dividend for U.S. tax purposes. The constructive dividend has otherwise reduced operating loss tax carry-forwards.
(ii)	During fiscal 2003 and 2002, the Company reorganized the ownership structure of certain of its foreign subsidiaries and recorded an impairment charge on certain intercompany investments for statutory purposes. These actions have no effect on reported pre-tax operating results but resulted in a net tax benefit.
(iii)	During fiscal 2004, the Company recorded an adjustment to previously recognized valuation allowances in certain international jurisdictions based on updated financial projections.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of March 31, 2004 and 2003:

	2004	2003
Deferred tax assets:
Operating loss and tax credit carry-forwards	$480,026	$411,325
Compensation reserves	49,919	45,663
Environmental reserves	26,073	27,514
Warranty	13,526	16,126
Asset and other realization reserves	10,762	11,503
Purchase commitments	14,590	17,169
Other	81,001	81,561
Valuation allowance	(537,159)	(495,111)

	$138,738	$115,750

As of March 31, 2004, the Company has net operating loss carry-forwards for U.S. income tax purposes of approximately $718,000 which expire in years 2006 through 2025. As of March 31, 2004, certain of the Company’s foreign subsidiaries have net operating loss carry-forwards for income tax purposes of approximately $556,000, of which approximately $72,000 expire in years 2005 through 2014, with the remainder able to be carried forward indefinitely by statute or tax planning strategies. For financial reporting purposes, a valuation allowance has been recognized to reduce the deferred tax assets, related to certain net operating loss carry-forwards and certain deductible temporary differences for which it is more likely than not that the related tax benefits will not be realized.

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

As a result of the pledges of stock of certain of the Company’s foreign subsidiaries in connection with bank amendments obtained in fiscal 2002, the Company has effectively provided for taxes on these undistributed earnings. As of March 31, 2004, the Company had not provided for withholding or U.S. federal income taxes on undistributed earnings of certain other foreign subsidiaries since such earnings were expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards.

As a result of the confirmation of the Plan, the Company expects that its U.S. net operating loss carryforwards will be substantially extinguished.

(18) ENVIRONMENTAL MATTERS

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively “EH&S laws”). For a discussion of environmental matters, see Note 19.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) COMMITMENTS AND CONTINGENCIES

Bankruptcy Considerations

Pursuant to the Plan, claims against the Debtors in pre-petition litigation have been discharged, and the holders of such claims may be entitled to receive new common stock and Warrants as part of the distribution to unsecured creditors. The pre-petition litigation, which constitutes a portion of the disputed claims under the Plan, includes certain of the matters disclosed in the Company’s previously-filed periodic reports involving the following: (i) alleged personal injury and/or property damage from the release of hazardous materials used in the battery manufacturing process; and (ii) claims of racial discrimination. The amount of distributions to holders of all such claims will be determined through the Plan’s claims reconciliation process. For a further discussion of the claims reconciliation process, see Note 29.

Historical Federal Plea Agreement

In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27,500 over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of the former officers. The payment terms of the plea agreement, which was accepted by the U.S. District Court for the Southern District of Illinois on February 27, 2002, are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. In 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27,900, and the Company presently expects that the fine will be treated pursuant to the terms of the Plan.

Private Party Lawsuits and other Legal Proceedings

On March 14, 2003, the Company served notices to reject certain executory contracts with EnerSys, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 37 foreign countries. EnerSys objected to the rejection of certain of the executory contracts, including the Trademark License, and the Bankruptcy Court conducted a hearing on the Company’s rejection request. No ruling has been issued yet. If the Bankruptcy Court permits the Company to reject the Trademark License, EnerSys will likely lose all rights to use the “Exide” trademark and the Company will have greater flexibility in its ability to use that mark for industrial battery products. In the event the Bankruptcy Court authorizes rejection of the Trademark License, as with other executory contracts at issue, EnerSys will have a pre-petition general unsecured claim relating to the damages arising therefrom.

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17,000 in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants have filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. On November 19, 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and, moreover, holding that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. PDH subsequently filed a motion to reconsider, and the Bankruptcy Court has taken the motion under advisement. In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3,100 for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims Exide was obligated to replace. Exide’s answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action have been transferred to the U.S. Bankruptcy Court for the District of Delaware and are currently subject to a stay injunction entered by that court. The Company plans to vigorously defend itself and pursue its counterclaims.

From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims has received 34 employee claims alleging asbestos-related illnesses, and no such claims have been filed since August 2001. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $169, $260 and $378 in calendar years 2002, 2003 and 2004, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $78, $200 and $107 during the same periods to date for the dependents of four such claimants. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company’s Shanghai, China subsidiary, Exide Technologies (Shanghai) Company Limited (“Exide Shanghai”), has been informed by the Shanghai Customs Administration that it is the subject of an investigation. An Exide Shanghai employee was detained and subsequently released by the authorities pending completion of the investigation. Based on Peoples Republic of China law, as well as Shanghai provincial law, the Shanghai Customs Administration has not disclosed the nature of the investigation or the charges which may result. The Company is awaiting the conclusion of the investigation. Exide Shanghai had total assets of approximately $7,800 at March 31, 2004 and revenues of $10,600 for fiscal year ended 2004.

In April 2003, the Company sold its Torrejon, Spain nickel-cadmium plant. A Torrejon court is conducting an investigation of two petitions submitted to it to determine whether criminal charges should be filed for alleged endangerment of workers’ health at the former Torrejon plant. The Company has retained counsel in the event that any charges ultimately are filed.

Between 1996 and 2002, one of the Company’s Spanish subsidiaries negotiated dual-scale salaries under collective bargaining agreements for workers at numerous facilities. Several claims challenging the dual-scale salary system have been brought in various Spanish courts covering multiple jurisdictions. To date, the Company has lost its challenges in only one jurisdiction, and prevailed in other jurisdictions. The Company continues to litigate these matters and does not currently anticipate any material adverse affect on the Company’s financial condition, cash flows or results of operations.

The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, the Company does not believe that any such claims or litigation to

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Environmental Matters

As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

The Company is also exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 91 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. The Company anticipates its liability for the remaining sites will be treated as disputed unsecured claims under the Plan.

The Company is also involved in the assessment and remediation of various other properties, including certain Company owned or operated facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate legal authorities. Where probable and reasonably estimable, the costs of such projects have been accrued by the Company, as discussed below. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies with respect to these currently or formerly owned or operating locations. While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, the Company does not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company has established reserves for on-site and off-site environmental remediation costs and believes that such reserves are adequate. As of March 31, 2004, the amount of such reserves on the Company’s consolidated balance sheet was $94,239. Of this amount, $62,055 was included in Liabilities subject to compromise, however, the amount of those liabilities that will be discharged pursuant to the Plan is yet to be determined. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

The sites which may require larger expenses for remediation are as follows:

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Legislation has recently been proposed in the European Union which would ban lead in batteries, but with broad categories of exemptions which apply to all or nearly all of the Company’s products. It is possible that such legislation, if finalized, will impose further duties on the Company for the reclamation of lead from spent batteries.

The Company budgets for capital expenditures and operating costs related to requirements under EH&S laws. The Company believes that these expenditures will not have a material adverse effect on its financial condition, cash flows or results of operations, but cannot guarantee that additional expenditures will not be needed to ensure compliance with EH&S laws.

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

At March 31, 2004, the Company had outstanding letters of credit with a face value of $2,732 and surety bonds with a face value of $43,264. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The financial institution issuing the surety bonds (the “Surety”) holds approximately $8,200 in cash collateral as security against demands made by the beneficiaries of such bonds. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the Surety to maintain its current surety bonds through July 31, 2006. The agreement requires the Company to increase the cash collateral held by the Surety in several stages: forty percent collateralization of outstanding bonds by January 31, 2004; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. The Company has amended the agreement with the Surety regarding the terms of the initial forty percent collateralization of which $750 was paid on February 15, 2004 and the remainder was paid on June 16, 2004.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2004, bank guarantees with a face value of $16,786 were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty

The Company provides customers various warranty or return privileges in each of its three segments. The estimated cost of warranty is recognized as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim date.

A reconciliation of changes in the Company’s consolidated warranty liability for fiscal 2004 follows:

Balance at March 31, 2003	$62,464
Accrual for warranties provided during the period	49,960
Settlements made (in cash or credit) during the period	(58,287)
Currency translation	4,531

Balance at March 31, 2004	$58,668

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2004, are:

Fiscal Year	Operating	Capital
2005	$37,342	$3,739
2006	20,381	3,674
2007	11,051	3,208
2008	8,281	4,249
2009	6,113	3,077
Thereafter	13,842	10,450

Total minimum payments	$97,010	28,397

Less—Interest on capital leases		(7,031)

Total principal payable on capital leases (included in Note 13)		$21,366

In fiscal 1998 and 1999, the Company entered into sale/leaseback transactions, where the Company sold certain machinery and equipment with an aggregate book value of $48,000 for $97,100 and leased the same machinery and equipment back over periods ranging from eight to nine years. The total gain of $49,100 has been deferred and is being recognized ratably over the life of the leases.

Rent expense amounted to $62,143, $63,155, and $61,179 for fiscal years 2004, 2003 and 2002, respectively.

The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business. See Note 23 for discussion of the battery separator agreement entered into as part of the Company’s sale of these operations.

(20) RESTRUCTURING AND IMPAIRMENT

Following the acquisition of GNB in September 2000, the Company initiated various restructuring programs involving facility, branch and corporate office closures and consolidation, principally in connection with overall

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

integration plans to affect the combination of the two organizations. Such actions impacted both existing Exide and acquired GNB employees and facilities. The actions were designed to reduce costs and improve earnings and cash flows. During fiscal 2002, 2003 and 2004, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

The following is a summary of the actions taken under the initiated programs described above:

	Fiscal 2004
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Corporate)	$600	$—	$—	$600
Closure of Weiden, Germany	11,189	—	2,862	14,051
Closure of U.S. Transportation Facilities	411	—	1,570	1,981
Closure of Casalnuovo, Italy	7,361	—	708	8,069
Headcount Reductions (Europe Transportation)	6,934	379	1,173	8,486
Headcount Reductions (Europe Corporate)	3,121	—	164	3,285
Headcount Reductions and Closure Costs (Europe Industrial)	13,903	(162)	2,495	16,236

Total Charge in the Statement of Operations	$43,519	$217	$8,972	$52,708

	Fiscal 2003
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Corporate)	$1,750	$—	$—	$1,750
Closure of Kankakee, Illinois	1,663	2,949	72	4,684
Closure of U.S. Transportation Facilities	2,456	101	810	3,367
Closure of Maple, Ontario Plant	1,700	—	—	1,700
Headcount Reductions and Closure Costs (Cwmbran, UK)	1,962	—	1,809	3,771
Headcount Reductions (Europe Transportation)	2,086	—	—	2,086
Headcount Reductions (Europe Corporate)	(886)	—	—	(886)
Headcount Reductions and Closure Costs (Europe Industrial)	7,788	1,335	63	9,186

Total Charge in the Statement of Operations	$18,519	$4,385	$2,754	$25,658

	Fiscal 2002
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Lombard and Alpharetta Office Consolidations)	$6,350	$2,500	$2,700	$11,550
European Headcount Reductions	9,400	—	—	9,400
Closure of Kankakee, Illinois	350	—	—	350
Closure of Plastics Manufacturing Facilities	600	2,500	—	3,100
Closure of Maple, Ontario Plant	3,300	5,400	—	8,700

Total Charge in the Statement of Operations	$20,000	$10,400	$2,700	$33,100

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2004

During fiscal 2004, the Company recognized restructuring and impairment charges of $52,708, representing $43,519 for severance, $8,972 for related closure costs and $217 for non-cash charges related to write down of property, plant and equipment.

During the fourth quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $32,734, representing $25,605 for severance, $6,968 for related closure costs, and $161 for a non-cash charge related to the write down of machinery and equipment. During the third quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $12,662, representing $11,857 for severance and $805 for related closure costs. During the second quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $4,827, representing $4,121 for severance and $706 for related closure costs. During the first quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $2,485, representing $1,936 for severance, $493 for related closure costs and $56 for a non-cash charge related to the write down of machinery and equipment. These charges resulted from actions completed during fiscal 2004 related to the Motive and Network consolidation efforts in Europe, the announced closure of the Company’s Weiden, Germany Network Power facility, the announced closure of the Company’s Casalnuovo, Italy Motive Power facility, Corporate severance, Europe Transportation headcount reductions and the closure of a North American Transportation facility. Approximately 275 positions were eliminated in connection with fourth quarter fiscal 2004 plans, 330 positions were eliminated in connection with the third quarter fiscal 2004 plans, 100 positions were eliminated in connection with the second quarter fiscal 2004 plans and approximately 75 positions have been eliminated in connection with the first quarter fiscal 2004 plans.

In the aggregate, payments made during fiscal 2004 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $33,000. The fiscal 2004 restructuring initiatives are expected to be completed by December 31, 2004.

Fiscal Year 2003

During fiscal 2003 the Company recognized restructuring and impairment charges of $25,658, representing $18,519 for severance and $2,754 for related closure costs and $4,385 for non-cash charges related to the write-down of property, plant and equipment.

Of these total charges, $9,142 for severance, $1,841 for related closure costs and $3,139 for non-cash charges related to the write-off of property, plant and equipment were recorded during the first three quarters of the year. The charges for the first quarter of fiscal 2003 related to the downsizing of a North American Network Power facility in Kankakee, Illinois and the closure of a Transportation facility in Cwmbran, UK. Approximately 300 positions, principally plant employees, were eliminated in connection with the first quarter fiscal 2003 plans. The charges for the second quarter of fiscal 2003 principally resulted from corporate severance and the closure of a North American Transportation facility in Florence, Mississippi. Approximately 120 positions were eliminated in connection with the second quarter fiscal 2003 plans. The charges for the third quarter of fiscal 2003 resulted from European headcount reductions, changes in prior estimates of fiscal 2002 pension curtailment obligations at the Maple, Ontario plant and ongoing costs associated with fiscal 2003 North American plastics and manufacturing facility closures. Approximately 15 positions were eliminated in connection with these third quarter actions.

During the fourth quarter of fiscal 2003, the Company recognized net restructuring and impairment charges of $11,536, representing $9,377 severance, $913 related closure costs and $1,246 of non-cash charges related to the write-down of property, plant and equipment. Approximately 215 employees were terminated in connection

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the fourth quarter plans. The fourth quarter fiscal 2003 charge includes a credit of $3,100, following recently finalized changes to the Company’s original plans for restructuring of its European shared services operations.

In the aggregate, payments made during fiscal 2003 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $24,000.

The Company’s fiscal 2003 restructuring initiatives are substantially complete. Remaining expenditures principally represent severance and related benefits payable per employee agreements or regulatory requirements payable over periods up to three years.

Fiscal Year 2002

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

The Company’s fiscal 2002 restructuring initiatives are substantially complete. Remaining expenditures principally represent severance and related benefits payable per employee agreements or regulatory requirements payable over periods up to three years.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of restructuring reserve movements from March 31, 2001 through March 31, 2004:

	Severance	Closure Costs	Total
Balance, March 31, 2001	$46,300	$31,600	$77,900
Charges, Fiscal 2002	20,000	2,700	22,700
GNB Acquisition	600	800	1,400
Payments and Currency Changes	(50,400)	(19,800)	(70,200)

Balance, March 31, 2002	$16,500	$15,300	$31,800
Charges, Fiscal 2003	18,519	2,754	21,273
Payments and Currency Changes	(15,659)	(4,530)	(20,189)

Balance, March 31, 2003	$19,360	$13,524	$32,884
Charges, Fiscal 2004	43,519	8,972	52,491
Payments and Currency Changes	(25,185)	(5,716)	(30,901)
Reclassification	(8,120)	(3,855)	(11,975)

Balance, March 31, 2004	$29,574	$12,925	$42,499

In fiscal 2004, pension curtailment and environmental closure cost reserves were reclassified to their related balance sheet accounts.

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

(21) INTEREST EXPENSE, NET

Interest income of $1,129, $2,496, and $4,036 is included in Interest expense, net for the years ended March 31, 2004, 2003 and 2002, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing is recorded in Reorganization items, net in the consolidated statements of operations for the years ended March 31, 2004 and 2003. See Note 8.

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the consolidated balance sheets in accordance with SOP 90-7. Interest is being accrued on certain pre-petition debt to the extent that the Company believes it is probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for fiscal years 2004 and 2003 was approximately $41,293 and $39,604 respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22) OTHER (INCOME) EXPENSE, NET

Other (income) expense, net for the fiscal years ended March 31, 2004, 2003 and 2002 comprises:

	2004	2003	2002
Losses on sales of accounts receivable	$11,260	$11,989	$14,635
Net gain on asset sales	(9,700)	(956)	(1,079)
Equity income	(2,089)	(1,302)	(1,898)
Debt-to-equity conversion	—	—	13,873
Currency loss (gain)	(43,846)	(22,753)	5,109
Other	3,651	1,987	2,099

	$(40,724)	$(11,035)	$32,739

On April 15, 2003, the Company sold its European non-lead battery assets to SAFT, a subsidiary of Alcatel, for proceeds of $16,300. Of this amount, $12,600 is held in escrow pursuant to the Company’s borrowing arrangements and is included in Restricted cash in the consolidated balance sheet at March 31, 2004. This sale resulted in a gain of $3,175. The remaining net gains on asset sales primarily relate to certain sales of properties in Europe.

Losses on sales of receivables represent expenses related to the Company’s receivables sales facilities in the U.S. and Europe. See Note 25.

In fiscal 2004 and 2003, the Company recognized net currency gains, primarily from the remeasurement of U.S. dollar denominated borrowings in Europe.

In fiscal 2002, the Company incurred a non-cash charge for the debt-to-equity conversion of Convertible Senior Subordinated Notes. See Note 13.

(23) PURCHASE COMMITMENTS

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

The Company uses both polyethylene and absorbed glass microfibre (“AGM”) separators. There are a number of suppliers from whom the Company purchases AGM separators. Polyethylene separators are purchased solely from Daramic, Inc. (“Daramic”), with supply agreements expiring in December 2009. The agreements restrict the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s ability to source separators from other suppliers unless there is a technical benefit that Daramic cannot provide. In addition, the agreements provide for substantial minimum annual purchase commitments. There is no real second source that could readily provide the volume of polyethylene separators used by the Company. As a result, any major disruption in supply from Daramic would have an adverse impact on the Company

(24) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable—The carrying amounts of these items are a reasonable estimate of their fair values.

•	Long-term receivables—The carrying amounts of these items are a reasonable estimate of their fair value.

•	Short-term borrowings—Borrowings under miscellaneous line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of these line of credit arrangements is a reasonable estimate of its fair value.

•	Long-term debt—Borrowings by foreign subsidiaries under the Senior Secured Global Credit Facilities have variable rates that reflect currently available terms and conditions for similar debt.

The 9.125% and 10% Senior Notes and Convertible Senior Subordinated Notes are traded occasionally in public markets.

The carrying values and estimated fair values of these obligations are as follows at March 31, 2004 and 2003:

	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
10.00% Senior Notes	$300,000	$61,125	$300,000	$24,000
9.125% Senior Notes (Deutsche mark denominated)	126,743	126,743	96,634	76,462
Convertible Senior Subordinated Notes	321,132	—	321,132	—
Senior Secured Global Credit Facility (U.S.)	458,965	341,164	458,965	252,431
Senior Secured Global Credit Facility (Europe)	274,956	204,384	271,415	149,278

The carrying values of the Replacement DIP Facility, DIP Credit Facility and European Accounts Receivable Securitization facility are reasonable estimates of their fair values.

There are no outstanding interest rate, lead or foreign currency contracts at March 31, 2004.

For a discussion of various financial instruments extinguished upon the Company’s emergence from Chapter 11, see Note 29.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(25) ACCOUNTING FOR RECEIVABLES SALES AGREEMENTS

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

During fiscal 2003, the Company terminated and repurchased uncollected securitized accounts receivable under the U.S. Program and previous European Agreement for $117,455 and $124,793, respectively.

On February 13, 2004, the existing European securitization program was refinanced by the Company’s Replacement DIP Facility.

Losses and expenses related to receivables sold under or pledged to these agreements for fiscal years 2004, 2003 and 2002 were $11,260, $11,989 and $14,635, respectively, and are included in other (income) expense, net in the consolidated statements of operations.

Except for the May 2002 securitization facility, the above transactions qualified as sales under the provisions of SFAS 140. The Company adopted SFAS 140 in the beginning of fiscal 2002 for transfers of receivables after March 31, 2001.

(26) RELATED PARTY TRANSACTIONS

The services of Lisa J. Donahue, Chief Restructuring Officer until May 5, 2004, were provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and AP Services, LLC (formerly JA&A Services LLC). Under the Services Agreement, the Company was charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, was compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provided for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which was retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during fiscal 2004, fiscal 2003 and fiscal 2002 under the Services Agreement were $8,281, $10,749 and $5,154, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(27) SEGMENT INFORMATION

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

Selected financial information concerning the Company’s reportable segments is as follows:

	Fiscal 2004
	Transportation	Motive	Network	Other(c)	Consolidated
Net sales	$1,578,222	$527,216	$395,055	$—	$2,500,493
Gross profit	305,852	114,650	88,823	—	509,325
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (d)	138,660	7,905	10,931	(185,206)	(27,710)
Depreciation and amortization	48,232	18,971	20,383	10,230	97,816

	Fiscal 2003
	Transportation	Motive	Network(a)	Other(c)	Consolidated
Net sales	$1,493,910	$475,248	$391,943	$—	$2,361,101
Gross profit	308,428	105,370	102,743	—	516,541
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (e)	146,364	16,050	(16,793)	(222,967)	(77,346)
Depreciation and amortization	46,294	16,088	18,492	10,880	91,754

	Fiscal 2002
	Transportation	Motive	Network(a)	Other(b)(c)	Consolidated
Net sales	$1,518,119	$475,230	$435,201	$—	$2,428,550
Gross profit	244,570	119,290	100,059	—	463,919
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (f)	51,429	32,903	(93,152)	(295,977)	(304,797)
Depreciation and amortization	56,884	16,178	20,662	7,006	100,730

(a)	Included in fiscal 2003 and 2002 are goodwill impairment charges of $37,000 and $105,000, respectively. See Note 10.
(b)	Includes a credit of $8,185 related to the termination of the Lion Compact Energy agreement and a $13,873 charge related to the debt-for-equity exchanges. See Note 13.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c)	Other includes corporate expenses, interest expense, net, currency remeasurement loss (gain) and losses on sales of accounts receivable.
(d)	Includes restructuring charges of $10,467, $17,941, $20,415 and $3,885 within Transportation, Motive, Network and Other, respectively.
(e)	Includes restructuring charges of $10,654, $2,440, $12,022 and $542 within Transportation, Motive, Network and Other, respectively.
(f)	Includes restructuring charges of $7,755, $(355), $8,147 and $17,575 within Transportation, Motive, Network and Other, respectively.

Geographic information is as follows:

	Revenues from External Customers
	2004	2003	2002
United States	$956,596	$970,547	$1,090,983
France	213,235	200,000	202,647
Germany	327,014	307,004	273,871
UK	158,069	147,806	148,396
Italy	180,001	151,583	150,373
Spain	195,574	170,225	163,616
Other	470,004	413,936	398,664

Total	$2,500,493	$2,361,101	$2,428,550

	Long-Lived Assets
	2004	2003	2002
United States	$235,438	$248,670	$271,936
France	36,975	32,847	27,288
Germany	58,964	54,777	47,127
UK	32,492	29,983	28,466
Italy	39,129	36,290	32,291
Spain	76,562	76,523	64,784
Other	63,564	54,285	58,328

Total	$543,124	$533,375	$530,220

(28) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly consolidated results of operations for fiscal years 2004 and 2003:

	2004
	First (a)	Second	Third	Fourth
Net sales	$584,566	$587,433	$653,016	$675,478
Gross profit	116,249	126,694	142,091	124,291
Net loss	(38,644)	(15,676)	(9,323)	(50,440)
Basic and diluted loss per share	(1.41)	(0.57)	(0.34)	(1.85)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003
	First (b)	Second	Third	Fourth
Net sales	$554,989	$579,363	$622,140	$604,609
Gross profit	110,330	127,957	152,825	125,429
Net loss	(76,640)	(21,639)	(6,991)	(35,615)
Basic and diluted loss per share	(2.80)	(0.79)	(0.26)	(1.29)

(a)	Includes the effect of an extraordinary loss of $15,593 related to the Company’s adoption of SFAS 143. See Note 6.
(b)	Includes the Company’s goodwill impairment charge of $37,000. See Note 10.

(29) SUBSEQUENT EVENTS

On April 15, 2004 the Company paid off the 9.125% senior Deutsche Mark denominated notes. The Replacement DIP Credit Facility was used to finance the payment of the notes.

On April 21, 2004, the Bankruptcy Court confirmed the Plan previously submitted jointly by the Company and the Official Committee of Unsecured Creditors. The Company declared May 5, 2004 as the effective date of the Plan, and substantially consummated the transactions provided for in the Plan on such date.

The following is a summary of certain transactions which became effective on the Effective Date pursuant to consummation of the Plan.

•	Except to the extent otherwise provided in the Plan, all notes, instruments, certificates, and other documents evidencing (i) the Company’s 10% senior notes due 2005, (ii) the Company’s 2.9% convertible notes due 2005, (iii) equity interests in the Debtors, including, but not limited to, all issued, unissued, authorized or outstanding shares or stock, together with any warrants, options or contract rights to purchase or acquire such interests at any time, were canceled, and the obligations of the Debtors thereunder or in any way related thereto were discharged.

•	The Company was authorized to issue (i) 25,000 shares of new common stock, par value $0.01 per share (the “Common Stock”) for distribution in accordance with the Plan, and (ii) warrants initially exercisable for 6,250 shares of Common Stock (the “Warrants”). Pursuant to the terms of the Plan, the Common Stock and Warrants are being distributed as follows:

•	holders of pre-petition credit facility claims received collectively 22,500 shares of Common Stock; and

•	holders of general unsecured claims received collectively 2,500 shares of Common Stock and Warrants to purchase 6,250 shares of Common Stock at $32.11 per share, with approximately 13.4% of such Common Stock and Warrants to be reserved for distribution for disputed claims under the Plan’s claim reconciliation and allowance procedures.

Under the claims reconciliation and allowance process set forth in the Plan, the Official Committee of Unsecured Creditors, in consultation with the Company, established the reserve to provide for a pro rata distribution to holders of disputed claims as they become allowed. Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, the Company believes the reserve is reasonable and adequate. To the extent the reserved shares of Common Stock and Warrants are insufficient to provide such payment, the Company may issue additional shares of Common Stock and Warrants. In that event, the Company

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will also issue shares of Common Stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

•	Holders of administrative claims, claims derived from the Company’s $500,000 secured super priority debtor-in-possession credit agreement and priority tax claims are being paid in full in cash pursuant to the terms of the Plan.

•	The Company adopted an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws.

•	The Company entered into a Warrant Agreement.

•	The Company’s Board of Directors was reconstituted to consist of seven members, as specified in accordance with the Plan.

•	The Company entered into a new $600,000 Senior Secured Credit Agreement (the “Credit Agreement”) which includes a $500,000 Multi-Currency Term Loan Facility and a $100,000 Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40,000. The Revolving Loan Facility matures on May 5, 2009 while the Term Loan Facility, which includes quarterly principal payments beginning in September 2005, matures on May 5, 2010. The Term Loan Facility bears interest at LIBOR plus 3.5% per annum and EURO-LIBOR plus 4.0% per annum for the U.S. Dollar and Euro components, respectively. The Revolving Loan Facility bears interest at LIBOR plus 4.0% per annum. As of the Effective Date, the Company had $500,000 outstanding under the Term Loan Facility and had not drawn on the Revolving Loan Facility. Proceeds of the Term Loan Facility were used to finance the repayment of the Replacement DIP Credit Facility and to finance various costs and expenses associated with the exit financing and the Plan. Absent the refinancing described above, the Company would have required amendment of certain covenants under the Replacement DIP Credit Facility.

The Credit Agreement requires the Company to comply with financial covenants with respect to certain ratios and tests, as defined in the Credit Agreement, including interest coverage, leverage, earnings, asset coverage and capital expenditures. Although there can be no assurances, the Company believes, based upon its financial forecast and plans, that it will comply with these covenants for the foreseeable future. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement. If the Company were not able to maintain compliance with these covenants, it would have to consider additional actions, including refinancings, asset sales and further restructurings. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Schedule II

	Balance at Beginning of period	Additions Charged to Expense	Deductions/ Charge-offs		Other (1)	Balance at end of period
	(Amounts in thousands)
Allowance for Doubtful Accounts
Year ended March 31, 2002	$33,597	24,731	(4,791)		(334)	$53,203

Year ended March 31, 2003	$53,203	8,062	(29,977)		4,378	$35,666

Year ended March 31, 2004	$35,666	5,140	(19,031)		2,658	$24,433

Valuation Allowance on Deferred Tax Assets
Year ended March 31, 2002	$335,773	114,287	(52,594)		7,715	$405,181

Year ended March 31, 2003	$405,181	104,005	(17,943)		3,868	$495,111

Year ended March 31, 2004	$495,111	37,556	(9,540	)(2)	14,032	$537,159

(1)	Primarily the impact of currency changes as well as the acquisitions and divestitures of certain businesses.
(2)	Primarily the adjustment of previously recognized valuation allowances in certain international jurisdictions based on updated financial projections.