Form 10-Q
period 2004-06-30
EXIDE TECHNOLOGIES
filed 2004-08-12
CIK 813781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11263

EXIDE TECHNOLOGIES

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-0552730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Crossroads Corporate Center 3150 Brunswick Pike, Suite 230 Lawrenceville, New Jersey	08648
(Address of principal executive offices)	(Zip Code)

(609) 512-3000

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 9, 2004, 24,101,316 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

		Page
	PART I. FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS (UNAUDITED)	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD MAY 6, 2004 TO JUNE 30, 2004 (SUCCESSOR COMPANY), FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND THE THREE MONTHS ENDED JUNE 30, 2003 (PREDECESSOR COMPANY)	3

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 (SUCCESSOR COMPANY) AND MARCH 31, 2004 (PREDECESSOR COMPANY)	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD MAY 6, 2004 TO JUNE 30, 2004 (SUCCESSOR COMPANY), FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND THE THREE MONTHS ENDED JUNE 30, 2003 (PREDECESSOR COMPANY)	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	37

Item 4	CONTROLS AND PROCEDURES	37

	PART II. OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	39

Item 2	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	40

Item 3	DEFAULTS UPON SENIOR SECURITIES	40

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	40

Item 5	OTHER INFORMATION	40

Item 6	EXHIBITS AND REPORTS ON FORM 8-K	40

SIGNATURES		41

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per-share data)

	Successor Company for the Period May 6, 2004 to June 30, 2004	Predecessor Company for the Period April 1, 2004 to May 5, 2004	Predecessor Company for the Three Months Ended June 30, 2003
NET SALES	$397,928	$214,607	$584,566
COST OF SALES	333,129	179,137	468,317

Gross profit	64,799	35,470	116,249

EXPENSES:
Selling, marketing and advertising	41,288	24,504	67,906
General and administrative	23,389	17,940	44,241
Restructuring and impairment (Note 19)	2,447	602	2,485
Other (income) expense, net (Note 15)	(42,876)	6,222	(9,204)
Interest expense, net (Note 14)	6,026	8,870	25,441

	30,274	58,138	130,869

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	34,525	(22,668)	(14,620)
REORGANIZATION ITEMS, NET (Note 8)	1,693	18,434	8,651
FRESH START ACCOUNTING ADJUSTMENTS, NET (Note 4 )	—	(228,371)	—
GAIN ON DISCHARGE OF LIABILITIES SUBJECT TO COMPROMISE (Note 4 )	—	(1,558,839)	—
INCOME TAX BENEFIT	(828)	(2,482)	(189)
MINORITY INTEREST	33	26	(31)

Net income (loss) before cumulative effect of change in accounting principle	33,627	1,748,564	(23,051)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 5)	—	—	15,593

Net income (loss)	$33,627	$1,748,564	$(38,644)

NET INCOME (LOSS) PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 20)
Basic and Diluted	$1.35	$63.86	$(0.84)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE (Note 20)
Basic and Diluted	$—	$—	$(0.57)

NET INCOME (LOSS) PER SHARE (Note 20)
Basic and Diluted	$1.35	$63.86	$(1.41)

WEIGHTED AVERAGE SHARES
Basic and Diluted	25,000	27,383	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per-share data)

	Successor Company June 30, 2004	Predecessor Company March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,973	$37,413
Restricted cash	2,581	15,469
Receivables, net of allowance for doubtful accounts of $22,703 and $24,433, respectively	625,936	667,026
Inventories (Note 11)	434,603	414,516
Prepaid expenses and other	20,512	24,372
Deferred financing costs, net	—	3,498
Deferred income taxes	34,410	34,035

Total current assets	1,161,015	1,196,329

PROPERTY, PLANT AND EQUIPMENT, NET	814,900	543,124

OTHER ASSETS:
Goodwill, net (Note 10)	399,388	527,705
Other intangibles, net (Note 10)	197,843	46,440
Investments in affiliates	7,175	6,695
Deferred financing costs, net	—	1,645
Deferred income taxes	95,768	104,703
Other (Note 12)	34,825	45,167

	734,999	732,355

Total assets	$2,710,914	$2,471,808

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term borrowings (Note 13)	$11,181	$8,624
Current maturities of long-term debt (Note 13)	3,748	736,165
Accounts payable	285,185	295,987
Accrued expenses	367,700	425,947
Warrants liability	30,688	—

Total current liabilities	698,502	1,466,723
LONG-TERM DEBT (Note 13)	540,720	21,574
NONCURRENT RETIREMENT OBLIGATIONS	319,214	193,525
NONCURRENT DEFERRED TAX LIABILITY	111,650	—
OTHER NONCURRENT LIABILITIES	112,628	53,726
LIABILITIES SUBJECT TO COMPROMISE (Note 9)	—	1,481,120

Total liabilities	1,782,714	3,216,668

COMMITMENTS AND CONTINGENCIES (Notes 17 and 18)
MINORITY INTEREST	12,236	24,909

STOCKHOLDERS’ EQUITY (DEFICIT)
Predecessor Company common stock, $0.01 par value, 100,000 shares authorized, 27,383 shares issued and outstanding at March 31, 2004	—	274
Successor Company common stock, $0.01 par value, 25,000 shares authorized, 23,414 shares issued and outstanding at June 30, 2004	234	—
Additional paid-in capital	888,157	570,589
Retained earnings (Accumulated deficit)	33,627	(1,046,087)
Notes receivable—stock award plan	—	(665)
Accumulated other comprehensive loss	(6,054)	(293,880)

Total stockholders’ equity (deficit)	915,964	(769,769)

Total liabilities and stockholders’ equity (deficit)	$2,710,914	$2,471,808

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Successor Company for the Period May 6, 2004 to June 30, 2004	Predecessor Company for the Period April 1, 2004 to May 5, 2004	Predecessor Company for the Three Months Ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,627	$1,748,564	$(38,644)
Adjustments to reconcile net income (loss) to net cash used in operating activities—
Depreciation and amortization	21,699	7,848	23,993
Cumulative effect of change in accounting principle	—	—	15,593
Gain on discharge of liabilities subject to compromise	—	(1,558,839)	—
Fresh Start accounting adjustments, net	—	(228,371)	—
Unrealized gain on Warrants	(43,612)	—	—
Net gain on asset sales	—	—	(3,175)
Provision for doubtful accounts	590	473	1,657
Non-cash provision for restructuring	84	18	56
Reorganization items, net	1,693	18,434	8,651
Minority interest	33	26	(31)
Amortization of deferred financing costs	—	1,251	6,047
Changes in assets and liabilities, excluding effects of Fresh Start accounting, acquisitions and divestitures—
Receivables	(5,781)	45,924	40,412
Inventories	(17,317)	(10,873)	(1,328)
Prepaid expenses and other	572	286	(13,737)
Payables	3,576	(20,967)	(14,764)
Accrued expenses	(3,536)	(20,564)	(22,531)
Noncurrent liabilities	(588)	(294)	(277)
Other, net	(6,849)	9,898	(12,498)

Net cash used in operating activities	(15,809)	(7,186)	(10,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,332)	(7,152)	(11,728)
Proceeds from sales of assets	3,600	2,800	17,892

Net cash provided by (used in) investing activities	(4,732)	(4,352)	6,164

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings	376	2,425	770
Borrowings under DIP Credit Facility	—	—	223,600
Repayments under 9.125% Senior Notes (Deutschemark denominated)	—	(110,082)	—
Repayments under DIP Credit Facility	—	—	(212,295)
Borrowings under Replacement DIP Credit Facility	—	121,258	—
Repayments under Replacement DIP Credit Facility	—	(452,875)	—
Borrowings under Senior Secured Credit Facility	—	500,000	—
European asset securitization	—	—	(18,714)
Increase (decrease) in other debt	2,776	(2,412)	2,897
Financing costs and other	—	(23,146)	(400)

Net cash provided by (used in) financing activities	3,152	35,168	(4,142)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	766	(1,447)	2,587

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,623)	22,183	(5,967)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,596	37,413	39,766

CASH AND CASH EQUIVALENTS, END OF PERIOD	$42,973	$59,596	$33,799

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(In thousands, except share and per-share data)

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles (“GAAP”), or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q may wish to refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for further information. The financial information contained herein is unaudited.

The financial information has been prepared in accordance with the Company’s customary accounting practices, adjusted for adoption of certain accounting policies required as part of Fresh Start accounting. See Note 4. In the Company’s opinion, the accompanying consolidated financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the periods presented.

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

Exide Technologies and such subsidiaries (the “Debtors”) continued to operate their businesses and manage their properties as debtors-in-possession throughout the course of the bankruptcy case. The Debtors, along with the Official Committee of Unsecured Creditors, filed a Joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the Plan. The Debtors declared May 5, 2004 as the effective date of the Plan, and substantially consummated the transactions provided for in the Plan on such date (the “Effective Date”). For accounting purposes the Company also recognized the emergence as of May 5, 2004, as this was the date upon which the material conditions related to emergence, most significantly the finalization of the Company’s exit financing, were resolved.

The emergence from Chapter 11 resulted in a new reporting entity (the “Successor Company”) and adoption of Fresh Start accounting and reporting in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Fresh Start accounting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). Each liability existing at the plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. Adoption of Fresh Start accounting has resulted in material adjustments to the historical carrying value of the Company’s assets and liabilities. The Company engaged an independent appraiser to assist in allocation of the reorganization value, including determination of the fair value of property and equipment and intangible assets. The fair values of the assets as determined by Fresh Start reporting were based on estimates of future cash flows. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. The excess of the reorganization value over the fair value of specific tangible and identified intangible net assets has been allocated to goodwill.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of current borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 18. Although there can be no assurances, the Company believes, based upon its financial forecast and plans, that it will comply with the covenants contained in its Senior Secured Credit Agreement for the foreseeable future.

The accompanying interim unaudited condensed consolidated financial statements of the Company prior to emergence from Chapter 11 (the “Predecessor Company”) have also been prepared in accordance with SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise were segregated in the Predecessor Company’s condensed consolidated balance sheet as of March 31, 2004 and classified as Liabilities Subject To Compromise. Liabilities not subject to compromise were separately classified. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as Reorganization items, net, in the unaudited condensed consolidated statements of operations.

Since the Company’s emergence from Bankruptcy resulted in a new reporting entity as of the Effective Date, the unaudited condensed consolidated financial statements for periods subsequent to May 5, 2004 are not comparable with those of prior periods. All financial information as of and for periods prior to May 5, 2004 is presented as pertaining to the Predecessor Company, while all financial information after that date is presented as pertaining to the Successor Company. The unaudited condensed consolidated statements of operations reflect the results of the reorganization and Fresh Start adjustments in accordance with SOP 90-7 in the period April 1, 2004 to May 5, 2004 as Predecessor Company information. See Note 4. Also, in accordance with SOP 90-7, changes in accounting principles required under GAAP within twelve months of emerging from bankruptcy have been adopted at the date of emergence. See Note 21.

(2) EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROTECTION AND RECAPITALIZATION

The following is a summary of certain transactions which became operative on the Effective Date pursuant to consummation of the Plan.

•	Except to the extent otherwise provided in the Plan, all notes, instruments, certificates, and other documents evidencing (i) the Company’s 10% senior notes due 2005, (ii) the Company’s 2.9% convertible notes due 2005, (iii) equity interests in the Debtors, including, but not limited to, all issued, unissued, authorized or outstanding shares or stock, together with any Warrants, options or contract rights to purchase or acquire such interests at any time, were canceled, and the obligations of the Debtors thereunder or in any way related thereto were discharged.

•	The Company agreed to issue (i) 25,000,000 shares of new common stock, par value $0.01 per share for distribution in accordance with the Plan, and (ii) warrants initially exercisable for 6,250,000 shares of new common stock (the “Warrants”). Pursuant to the terms of the Plan, the common stock and Warrants are to be distributed as follows:

•	holders of pre-petition Senior Secured Global Credit Facility claims received collectively 22,500,000 shares of new common stock; and

•	holders of general unsecured claims received collectively 2,500,000 shares of new common stock and Warrants to purchase 6,250,000 shares of new common stock at $32.11 per share, with approximately 13.4% of such new common stock and Warrants to be reserved for distribution for disputed claims under the Plan’s claim reconciliation and allowance procedures.

Under the claims reconciliation and allowance process set forth in the Plan, the Official Committee of Unsecured Creditors, in consultation with the Company, established a reserve to provide for a pro rata

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distribution to holders of disputed claims as they become allowed. Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, the Company believes the reserve is reasonable and adequate. To the extent the reserved shares of new common stock and Warrants are insufficient to provide such payment, the Company may be required to issue additional shares of new common stock and Warrants. In that event, the Company will also issue shares of new common stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

•	Holders of administrative claims, claims derived from the Company’s $500,000 secured super priority debtor-in-possession credit agreement and priority tax claims are being paid in full in cash pursuant to the terms of the Plan.

•	The Company adopted an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws.

•	The Company’s Board of Directors was reconstituted to consist of seven members, as specified in the Plan.

•	The Company entered into a new $600,000 Senior Secured Credit Facility. See Note 13.

(3) WARRANTS

In connection with the consummation of the Plan, the Company agreed to issue Warrants entitling the holders to purchase up to 6,250,000 shares of new common stock at an exercise price of $32.11 per share (the number of Warrants issuable being subject to adjustments allowed for by the claims reconciliation and allowance process set forth in the Plan.) The Warrants are exercisable through May 5, 2011. The exercise price, the number of shares purchasable upon the exercise of each Warrant and the number of Warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. The Company has accounted for the Warrants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” Because the Warrant Agreement provides for a cash settlement upon a change in control under certain specified conditions, the Warrants have been accounted for and classified as a liability in the condensed consolidated balance sheet. Upon the adoption of Fresh Start reporting, on the Effective Date, May 5, 2004, the Warrants were valued using Black Scholes principles and ascribed a fair value of approximately $74,300, reflecting the enterprise value of the Company underlying the Plan. In accordance with EITF Issue No. 00-19 and SFAS 150, the Warrants have been marked-to-market at June 30, 2004 based upon quoted market prices. This mark-to-market resulted in recognition of an unrealized gain during the first quarter of fiscal 2005 of $43,612, which is reported in Other (income) expense in the condensed consolidated statement of operations. Future results of operations will be subject to volatility from changes in the market value of such Warrants.

(4) FRESH START REPORTING

The Company adopted Fresh Start reporting in accordance with SOP 90-7 upon emergence from bankruptcy on the Effective Date. Fresh Start accounting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with SFAS 141. Each liability existing at the plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. Adopting Fresh Start reporting has resulted in material adjustments to the historical carrying values of the Company’s assets and liabilities. The estimated enterprise value of the Company of $1,500,000, which served as the basis for the Plan approved by the Bankruptcy Court, was used to determine the reorganization value, which was estimated at $2,729,404. The portion of reorganization value which could not be attributed to specific tangible or identified intangible assets was $399,388. In accordance with SFAS No. 142, “Goodwill and Other Intangible

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets”, this amount is reported as Goodwill in the unaudited condensed consolidated financial statements as of June 30, 2004, and is not being amortized. Liabilities as of the Effective Date are stated at the present values of amounts to be paid. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

The estimated fair values of the Company’s assets and liabilities were based upon the work of independent appraisers and actuaries, as well as internal valuation estimates of future cash flows discounted at appropriate current rates.

The following table below provides a reconciliation of the Predecessor Company’s unaudited condensed consolidated balance sheet as of May 5, 2004 to that of the Successor Company on May 5, 2004, reflecting the reorganization and Fresh Start reporting adjustments:

	Predecessor Company	Debt Restructuring		Fresh Start Adjustments and Recapitalization		Successor Company
Current Assets:
Cash and cash equivalents	$35,617	$23,979	(5)	$—		$59,596
Restricted cash	16,043	—		—		16,043
Receivables, net	605,697	—		—		605,697
Inventories	416,968	—		2,458	(3)	419,426
Prepaid expenses and other	25,006	—		(2,517)	(3)	22,489
Deferred financing costs, net	—	3,322	(5)	(3,322)	(3)	—
Deferred income taxes	33,188	—		—		33,188

Total current assets	1,132,519	27,301		(3,381)		1,156,439

Property, plant and equipment, net	526,849	—		300,051	(3)	826,900
Goodwill	513,335	—		(113,947)	(4)	399,388
Other intangibles, net	46,347	—		152,546	(3)	198,893
Investments in affiliates	6,701	—		—		6,701
Deferred financing costs, net	—	19,824	(5)	(19,824)	(3)	—
Deferred income taxes	106,588	—		(11,609)	(3)	94,979
Other	46,576	—		(472)	(3)	46,104

Total assets	$2,378,915	$47,125		$303,364		$2,729,404

Current Liabilities:
Short-term borrowings	$10,805	$—		$—		$10,805
Current maturities of long-term debt	730,940	(727,068)	(1)	—		3,872
Accounts payable	268,149	(1,629)	(1)	—		266,520
Accrued expenses	404,284	(7,711)	(1)	2,293	(3)	398,866
Warrants liability	—	—		74,300	(2)	74,300

Total current liabilities	1,414,178	(736,408)		76,593		754,363

Long-term debt	32,872	500,000	(5)	—		532,872
Noncurrent retirement obligations	189,582	128,293	(1)	(487)	(3)	317,388
Other noncurrent liabilities	53,080	77,246	(1)	(17,405)	(3)	112,921
Noncurrent deferred tax liability	—	—		111,650	(3)	111,650
Liabilities subject to compromise	1,480,845	(1,480,845)	(1)	—		—

Total liabilities	3,170,557	(1,511,714)		170,351		1,829,194

Minority interest	24,363	—		(12,544)	(3)	11,819
Total stockholders’equity (deficit)	(816,005)	1,558,839	(2)	145,557	(2)	888,391

Total liabilities and stockholders’ equity (deficit)	$2,378,915	$47,125		$303,364		$2,729,404

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	To record assumption or discharge of Liabilities subject to compromise and cancellation of Predecessor Company debt, compromised pursuant to the plan of reorganization
(2)	To record gain on discharge of Liabilities subject to compromise, gain on Fresh Start accounting adjustments, cancellation of debt, cancellation of Predecessor Company common stock, close-out of remaining equity balances of the Predecessor Company in accordance with the recapitalization provisions of Fresh Start accounting, and issuance of Successor Company common stock and Warrants.
(3)	To adjust assets and liabilities to fair value.
(4)	The unamortized balance of goodwill of the Predecessor Company has been eliminated and reorganization value in excess of amounts allocable to identified tangible and intangible net assets has been classified as goodwill.
(5)	To record exit debt financing pursuant to the Senior Secured Credit Facility

The Plan is expected to reduce the Successor Company’s future annual interest expense by approximately $60,000. In addition, due to the Fresh Start adjustments to property, plant and equipment and intangibles, annual depreciation and amortization expense will increase by approximately $30,000.

The fair value of goodwill and intangible assets reported in the Successor Company’s unaudited condensed consolidated balance sheet is based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. An erosion of future business results in any of the Company’s business units could create impairment in goodwill or other long-lived assets and require a significant write-down in future periods. In addition, a permanent and sustained decline in the market value of the Company’s securities below the Company’s enterprise value under the Plan could also result in the requirement to recognize goodwill impairment charges in future periods.

(5) ASSET RETIREMENT OBLIGATIONS

Effective April 1, 2003, the Predecessor Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The provisions of SFAS 143 address financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and require companies to record an asset and related liability for the cost associated with the retirement of long-lived tangible assets if a legal liability to retire the asset exists.

The adoption of SFAS 143 resulted in a charge, which is reflected in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2003 as a cumulative effect of change in accounting principle of $15,593, or $0.57 per share. The charge resulted from certain commitments made by the Predecessor Company in accordance with permit requirements for its North American lead recycling and hazardous waste facilities. The Company is obligated under these permits to undertake agreed-upon remediation and decommissioning activities in the event of a facility closure. The recorded asset retirement obligation is based upon estimated investigation, remediation and decommissioning costs. These estimates are determined through a combination of methods including outside estimates of likely expense and the Company’s historical experience in the management of these matters. Future findings or changes in estimates could result in either an increase or decrease in the asset retirement obligation.

(6) DEBTORS’ FINANCIAL INFORMATION

The unaudited condensed combined financial statements of the Debtors are presented below. These statements reflect the financial position, results of operations and cash flows of the combined Debtor subsidiaries, including certain amounts and activities between the Debtors and non-Debtor subsidiaries of the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company which are eliminated in the Company’s unaudited condensed consolidated financial statements. The unaudited condensed combined financial statements of the Debtors are presented as follows:

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

(Unaudited, in thousands)

	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Three Months Ended June 30, 2003
NET SALES	$81,291	$244,031
COST OF SALES	67,578	203,220

Gross profit	13,713	40,811
EXPENSES:
Selling, marketing and advertising	8,456	25,923
General and administrative	6,045	18,030
Restructuring	65	457
Other (income) expense, net	1,306	(3,485)
Interest expense, net	6,238	14,319

Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(8,397)	(14,433)
REORGANIZATION ITEMS, net (Note 8)	18,434	8,651
INCOME TAX PROVISION	—	—

Net loss before cumulative effect of change in accounting principle	(26,831)	(23,084)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE 5)	—	15,593

Net loss	$(26,831)	$(38,677)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED BALANCE SHEETS

(Unaudited, in thousands)

Predecessor Company March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,530
Receivables, net	147,783
Intercompany receivables	35,456
Inventories	129,802
Prepaid expenses and other	20,934

Total current assets	340,505

PROPERTY, PLANT AND EQUIPMENT, net	237,874

OTHER ASSETS:
Goodwill and other intangibles, net	40,965
Investments in affiliates	2,048
Deferred financing costs, net	301
Intercompany notes receivable	432,279
Other	34,470

510,063

Total assets	$1,088,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$69,726
Accrued interest payable	60,276
Accrued expenses	121,642
Current maturities of long-term debt (DIP Facility)	331,617

Total current liabilities	583,261

NONCURRENT RETIREMENT OBLIGATIONS	32,112
OTHER NONCURRENT LIABILITIES	15,593
LIABILITIES SUBJECT TO COMPROMISE	1,481,120

Total liabilities	2,112,086
STOCKHOLDERS’ DEFICIT
Total stockholders’ deficit	(1,023,644)

Total liabilities and stockholders’ deficit	$1,088,442

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Three Months Ended June 30, 2003
CASH RECEIPTS:
Customer receipts	$86,245	$238,970
Other third party receipts	1,073	2,688
Borrowings under DIP Credit Facility	199,157	223,600
Intercompany receipts from non-Debtor entities	33,379	33,557

Total cash receipts	319,854	498,815

CASH DISBURSEMENTS:
Supplier payments	31,851	83,845
Repurchase of securitized accounts receivable	—	—
Financing costs, fees and interest	2,100	2,961
Capital expenditures	980	5,845
Freight and logistics	7,926	29,931
Leasing and rental costs	2,199	11,502
Payroll and benefits	30,404	81,852
Professional / consulting fees	7,064	13,159
Taxes	713	1,968
Utilities	3,360	16,970
Other disbursements	12,371	21,492
Intercompany loans to non-Debtor entities	146,360	18,000
Repayments under DIP Credit Facility	77,899	212,295

Total cash disbursements	323,227	499,820

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,373)	(1,005)
CASH AT BEGINNING OF PERIOD	6,530	8,434

CASH AT END OF PERIOD	$3,157	$7,429

(7) COMPREHENSIVE (INCOME) LOSS

Total comprehensive loss and its components are as follows:

	Successor Company For the Period May 6, 2004 to June 30, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Three Months Ended June 30, 2003
Net income (loss)	$33,627	$1,748,564	$(38,644)
Change in cumulative translation adjustment	(6,054)	(7,591)	32,341

Total comprehensive income (loss)	$27,573	$1,740,973	$(6,303)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) REORGANIZATION ITEMS

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the unaudited condensed consolidated statements of operations.

	Successor Company For the Period May 6, 2004 to June 30, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Three Months Ended June 30, 2003
Professional fees	$1,693	$18,515	$8,494
Employee costs	—	—	450
Interest income	—	(81)	(293)

Total reorganization items, net	$1,693	$18,434	$8,651
Gain on settlement of liabilities subject to compromise and recapitalization (Note 4)	—	(1,558,839)	—
Fresh Start accounting adjustments (Note 4)	—	(228,371)	—

Loss (gain) on reorganization items	$1,693	$(1,768,776)	$8,651

Net cash paid for reorganization items during the period May 6, 2004 to June 30, 2004 (Successor Company) was $20,398. Net cash paid for the period April 1, 2004 to May 5, 2004 and the three months ended June 30, 2003 (Predecessor Company) was $6,074 and $9,743, respectively.

The following paragraphs provide additional information relating to the above reorganization items:

Professional fees

Professional fees include financial, legal, valuation services directly associated with the reorganization process, including fees incurred related to asset sales, and success fees payable to the Company’s advisors related to emergence from Chapter 11. Professional fees of the Predecessor Company for the period April 1, 2004 to May 5, 2004 include success fees of $12,466 payable to the Company’s advisors upon emergence from Chapter 11.

Employee costs

The Company implemented a Bankruptcy Court-approved retention plan that provided for cash incentives to key members of the Company’s management team. The retention plan was a milestone-based plan established to encourage employees to continue their employment through the reorganization process.

Interest income

Interest income represents interest income earned by the Debtors as a result of assumed excess cash balances due to the Chapter 11 filing.

(9) LIABILITIES SUBJECT TO COMPROMISE

Under U.S. bankruptcy law, actions by creditors to collect indebtedness the Debtors owed prior to the Petition Date were stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. During the Chapter 11 proceedings the Debtors received approval from the Bankruptcy Court to pay

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain pre-petition liabilities including certain employee salaries, wages and benefits and other obligations. All pre-petition liabilities of the Debtors were classified as liabilities subject to compromise in the unaudited condensed consolidated balance sheet of the Predecessor Company

Amounts that the Predecessor Company has recorded are in many instances different from amounts filed by the creditors. Differences between amounts scheduled by the Debtors and claims by creditors are being investigated and will be resolved in connection with the claims reconciliation process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. The ultimate resolution of these claims will be based upon the final plan of reorganization that was approved by the Bankruptcy Court. See Note 2.

The following table summarizes the components of the liabilities classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheet:

Predecessor Company March 31, 2004
Accounts payable	$66,072
Accrued interest payable	19,403
Accrued expenses	52,266
Retirement obligations	128,293
Long-term debt (Note 13)	1,081,293
Other liabilities	133,793

Total liabilities subject to compromise	$1,481,120

(10) ACCOUNTING FOR GOODWILL AND INTANGIBLES

Effective April 1, 2001, the Company adopted SFAS 141 and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

The Company completed its most recent annual impairment assessment of goodwill effective December 31, 2003, utilizing its updated five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. As a result of the comparison of the book carrying values of its reporting segments, including goodwill, against these estimated fair values, the Company determined that no goodwill impairment charges were required.

Under the provisions of Fresh Start reporting, goodwill of the Predecessor Company was eliminated as of the Effective Date. The Company allocated reorganization value to the Company’s assets based upon their estimated fair values in accordance with SFAS 141. The estimated fair value of the Company’s identifiable intangible assets was based upon the work of independent appraisers as well as internal valuation estimates of future cash flows discounted at appropriate current rates. Identified intangible assets included tradenames and

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trademarks, customer relationships and technology. Identified intangible assets with finite lives are being amortized under the straight-line method over their applicable estimated useful lives, estimated to be between ten and forty years. The excess of reorganization value over the fair value of identified tangible and intangible net assets has been allocated to Goodwill of the Successor Company.

Summarized goodwill activity is as follows:

Goodwill, net at April 1, 2004—Predecessor Company	$527,705
Currency translation	(14,370)
Fresh Start elimination of Predecessor Company goodwill	(513,335)

Goodwill, net at May 5, 2004—Predecessor Company	—
Fresh Start adjustment—Successor Company	399,388

Goodwill, net at June 30, 2004—Successor Company	$399,388

The amounts of goodwill, net allocated to the Successor Company’s Transportation and Industrial Energy segments were approximately $239,633 and $159,755, respectively, at June 30, 2004 .

At June 30, 2004 net intangible assets of the Successor Company included trademarks and tradenames of $56,331 which are not subject to amortization, trademarks and tradenames which are subject to amortization of $12,813, customer relationships which are subject to amortization of $105,968, as well as technology subject to amortization of $23,781. The gross amount of identified intangibles at June 30, 2004 was $198,893 and the related accumulated amortization was $1,050.

(11) INVENTORIES

Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	Successor Company June 30, 2004	Predecessor Company March 31, 2004
Raw materials	$67,306	$69,858
Work-in-process	81,837	79,006
Finished goods	285,460	265,652

	$434,603	$414,516

In connection with the adoption of Fresh Start reporting, inventories were stepped up to fair value resulting in an adjustment of $3,500, of which $2,600 was charged to cost of sales in the Successor Company’s condensed consolidated statement of operations for the period May 6, 2004 to June 30, 2004.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) OTHER ASSETS

Other assets consist of:

	Successor Company June 30, 2004	Predecessor Company March 31, 2004
Deposits	$12,593	$20,082
Pension assets	—	699
Capitalized software, net	12,774	13,490
Loan to affiliate	4,930	4,935
Other	4,528	5,961

	$34,825	$45,167

Deposits above principally represent amounts drawn and held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.

(13) DEBT

At June 30, 2004 and March 31, 2004, short-term borrowings of $11,181 and $8,624, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum.

Total long-term debt at June 30, 2004 comprises the following:

Successor Company June 30, 2004
Senior Secured Credit Facility	$503,562
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	40,906

Total	544,468
Less—current maturities	3,748

$540,720

Total debt at June 30, 2004 was $555,649.

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total long-term debt at March 31, 2004 comprises the following:

Predecessor Company March 31, 2004
Debt Not Subject To Compromise:
Replacement DIP Credit Facility—Borrowings at LIBOR plus 3.75%	$331,618
Senior Secured Global Credit Facility (Europe)—Borrowings primarily at LIBOR plus 4.75% to 5.25%	274,956
9.125% Senior Notes (Deutsche mark denominated, due April 15, 2004)	110,082
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	41,083

Total debt not subject to compromise	757,739
Less—current maturities (included in total debt not subject to compromise above)	736,165

$21,574

Debt Subject To Compromise:
Senior Secured Global Credit Facility (U.S.)—Borrowings primarily at LIBOR plus 4.75% to 5.25%	$458,965
10% Senior Notes, due April 15, 2005	300,000
Convertible Senior Subordinated Notes, due December 15, 2005	321,132
Other	1,196

Total debt subject to compromise (Note 9)	$1,081,293

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.

Total debt at March 31, 2004 was $1,847,656 (including amounts subject to compromise).

Successor Company

In connection with the emergence from Chapter 11, the Successor Company entered into a $600,000 Senior Secured Credit Facility (the “Credit Agreement”) which includes a $500,000 Multi-Currency Term Loan Facility and a $100,000 Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40,000. The Revolving Loan Facility matures on May 5, 2009 while the Term Loan Facility, which includes quarterly principal payments beginning in September 2005, matures on May 5, 2010. The Term Loan Facility bears interest at LIBOR plus 3.5% per annum and EURO-LIBOR plus 4.0% per annum for the U.S. Dollar and Euro components, respectively. The Revolving Loan Facility bears interest at LIBOR plus 4.0% per annum. As of the Effective Date, the Company had $500,000 outstanding under the Term Loan Facility and had not drawn on the Revolving Loan Facility. Proceeds of the Term Loan Facility were used to finance the repayment of the Replacement DIP Credit Facility and to finance various costs and expenses associated with the exit financing and the Plan. Absent the refinancing described above, the Company would have required amendment of certain covenants under the Replacement DIP Credit Facility.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total availability under the Credit Agreement as of June 30, 2004 was $79,570, reflecting the issuance of outstanding letters of credit, principally to support certain environmental and workers’ compensation obligations of the Company.

Predecessor Company

On April 15, 2002, when the Predecessor Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, affected borrowings were reclassified to “Liabilities Subject to Compromise”, in accordance with SOP 90-7. See Note 9. In connection with the Plan these obligations were discharged. In addition, the Company’s European borrowings by non-debtor subsidiaries under the Predecessor Company’s Senior Secured Global Credit Facility were settled pursuant to the Plan.

(14) INTEREST EXPENSE, NET

Interest income of $691, $21 and $267 is included in Interest expense, net for the period May 6, 2004 to June 30, 2004, the period April 1, 2004 to May 5, 2004 and the three months ended June 30, 2003, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing is recorded in Reorganization items, net in the unaudited condensed consolidated statements of operations for the period April 1, 2004 to May 5, 2004 and the three months ended June 30, 2003. See Note 8.

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets in accordance with SOP 90-7. Interest was accrued on certain pre-petition debt to the extent that the Company believed it was probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the period April 1, 2004 to May 5, 2004 and the three months ended June 30, 2003 was approximately $3,339 and $10,237, respectively.

(15) OTHER (INCOME) EXPENSE, NET

Other (income) expense, net comprises:

	Successor Company For the Period May 6, 2004 to June 30, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Three Months Ended June 30, 2003
Losses on sales of accounts receivable	$—	$—	$3,254
Net gain on asset sales	—	—	(3,175)
Equity income	(220)	(164)	(634)
Currency (gain) loss	1,106	6,283	(8,844)
Gain on revaluation of Warrants	(43,612)	—	—
Other	(150)	103	195

	$(42,876)	$6,222	$(9,204)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the period ended June 30, 2004, the Successor Company recognized an unrealized gain on the revaluation of the Warrants. See Note 3.

In the period ended June 30, 2004, the Successor Company recognized net currency losses, primarily from the remeasurement of U.S. dollar intercompany denominated borrowings in the United Kingdom.

In the period April 1, 2004 to May 5, 2004, the Predecessor Company recognized net currency losses, primarily from the remeasurement of U.S. dollar intercompany denominated borrowings in the United Kingdom. In the period ended June 30, 2003, the Company (Predecessor Company) recognized net currency gains, primarily from the remeasurement of U.S. dollar denominated borrowings in Europe.

On April 15, 2003, the Company sold its European non-lead battery assets for proceeds of $16,300. Of this amount, $12,600 was held in escrow pursuant to the Predecessor Company’s borrowing arrangements and was included in Restricted cash in the unaudited condensed consolidated balance sheet at March 31, 2004. This sale resulted in a gain of $3,175. Restrictions on these funds were removed following the Company’s emergence from Chapter 11 and the cash was used to fund working capital requirements and reduce debt.

Losses on sales of receivables represent expenses related to the Predecessor Company’s receivables sales facility in Europe.

(16) EMPLOYEE BENEFITS

The following sets forth the Components of the Company’s net periodic pension benefit cost:

	Successor Company For the Period May 6, 2004 to June 30, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Three Months Ended June 30, 2003
Service cost	$1,754	$856	$2,533
Interest cost	5,636	2,798	8,084
Expected return on plan assets	(3,463)	(1,638)	(4,483)
Amortization	—	839	2,532

Net periodic benefit cost	$3,927	$2,855	$8,666

The following sets forth the components of the Company’s net periodic cost for other post-retirement benefits:

	Successor Company For the Period May 6, 2004 to June 30, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Three Months Ended June 30, 2003
Service cost	$—	$—	$17
Interest cost	227	131	443
Amortization	—	(31)	(94)

Net periodic benefit cost	$227	$100	$366

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years, and unless provided regulatory or other relief available under IRS regulations, are expected to approximate $140,000 during the next four years. The Company has applied for the temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounts to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code. The IRS has tentatively denied the Company’s requested temporary waiver application. The Company intends to meet with the IRS to provide additional information in support of its temporary waiver application. If granted, the temporary waiver would provide for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period. If the IRS denies the temporary waiver application, the Company’s liquidity would be adversely impacted.

(17) ENVIRONMENTAL MATTERS

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively “EH&S laws”). For a discussion of environmental matters, see Note 18.

(18) COMMITMENTS AND CONTINGENCIES

For a discussion of other legal proceedings and environmental matters previously reported, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. In addition, the Company is involved in various other claims and litigation incidental to the conduct of its business. The Company does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company’s financial conditions, cash flows or results of operations. Similarly, the Company budgets for capital expenditures and operating costs related to requirements under various Environmental, Health & Safety laws and believes that these expenditures will not have a material adverse effect on its financial condition, cash flows or results of operations, but cannot guarantee that additional expenditures will not be needed to ensure compliance with such Environmental, Health & Safety laws.

Legal Proceedings

In April 2003, the Company sold its Torrejon, Spain nickel-cadmium plant. The Torrejon courts are conducting an investigation of two petitions submitted to determine whether criminal charges should be filed for alleged endangerment of workers’ health at the former Torrejon plant. To date, the Company has only been able to obtain a copy of one of the petitions, which contains criminal allegations against former employees but only allegations of civil liability against the Company. The Company has retained counsel in the event that any charges ultimately are filed.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 94 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. The Company anticipates its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan.

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

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of June 30, 2004 and March 31, 2004, the amount of such reserves on the Company’s consolidated balance sheet was approximately $61,300 and $94,200, respectively. These reserves have been adjusted in Fresh Start reporting to the extent that the Company believes such obligations have been discharged under the Plan and to reflect the discounting of reserves, where appropriate under SOP 90-7. See Note 4. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable and there is a constructive obligation to remediate, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

Guarantees

At June 30, 2004, the Company had outstanding letters of credit with a face value of $20,430 and surety bonds with a face value of $41,693. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached an agreement with the surety to maintain its current surety bonds through July 31, 2006. The agreement, as amended, requires the Company to increase the collateral held by the surety in several stages: forty percent collateralization of outstanding bonds within fifteen days of the Company closing its exit financing agreements; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. Collateral held by the surety at June 30, 2004, pursuant to the terms of the agreement, was $16,677, or forty percent of the face value of the surety bonds.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2004, bank guarantees with a face value of $9,680 were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty

The Company provides customers various warranty or return privileges in each of its segments. The estimated cost of warranty is recognized as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim date.

A reconciliation of changes in the Company’s consolidated warranty liability follows:

Predecessor Company
Balance at March 31, 2004	$58,668
Accrual for warranties provided during the period	4,390
Settlements made (in cash or credit) during the period	(4,305)
Currency translation	(665)

Balance at May 5, 2004	$58,088

Successor Company
Balance at May 5, 2004	$58,088
Accrual for warranties provided during the period	7,462
Settlements made (in cash or credit) during the period	(8,339)
Currency translation	444

Balance at June 30, 2004	$57,655

(19) RESTRUCTURING AND IMPAIRMENT

During fiscal 2005, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

During the period May 6, 2004 through June 30, 2004, the Successor Company recognized restructuring and impairment charges of $2,447, representing $1,042 for severance, $1,321 for related closure costs and $84 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to Industrial segment consolidation efforts in Europe, the announced closure of the Company’s Casalnuovo, Italy Industrial facility, Corporate severance and Europe Transportation headcount reductions. Twenty five positions have been eliminated in connection with the May 6, 2004 through June 30, 2004 period plans.

During the period April 1, 2004 through May 5, 2004, the Predecessor Company recognized restructuring and impairment charges of $602, representing $190 for severance, $394 for related closure costs and $18 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to Industrial segment consolidation efforts in Europe, the announced closure of the Company’s Casalnuovo, Italy Industrial facility, Corporate severance and Europe Transportation headcount reductions. Five positions have been eliminated in connection with the April 1, 2004 through May 5, 2004 period plans.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized restructuring reserve activity follows:

	Severance Costs	Closure Costs	Total
Predecessor Company
Balance at March 31, 2004	$29,574	$12,925	$42,499
Charges, April 1, 2004 to May 5, 2004	190	394	584
Payments and currency translation	(4,900)	(1,556)	(6,456)

Balance at May 5, 2004	$24,864	$11,763	$36,627

	Severance Costs	Closure Costs	Total
Successor Company
Balance at May 5, 2004	$24,864	$11,763	$36,627
Charges, May 6, 2004 to June 30, 2004	1,042	1,321	2,363
Payments and currency translation	(4,001)	(1,104)	(5,105)

Balance at June 30, 2004	$21,905	$11,980	$33,885

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

(20) NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, while diluted net income (loss) per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net income per share of the Successor Company for the period May 6, 2004 to June 30, 2004. Options to purchase 3,925,000 shares of common stock and warrants to purchase 1,286,000 shares of common stock were outstanding during the period April 1, 2004 to May 5, 2004. These common stock equivalents were not included in the computation of diluted earnings per share of the Predecessor Company for the period April 1, 2004 to May 5, 2004 because the exercise prices of the options and warrants were greater than the average market price of the common shares and they would have an anti-dilutive effect. These options and warrants were cancelled upon emergence from bankruptcy. See Note 2. For the three months ended June 30, 2003, the Predecessor Company incurred a net loss, therefore, dilutive common stock equivalents were not used in the calculation of loss per share as they would have an anti-dilutive effect.

(21) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. This Interpretation addresses consolidation by business enterprises of certain variable interest entities (“VIEs”). The Interpretation was effective immediately for all enterprises with variable interests in VIEs created after January 31, 2003. For variable interests in special purpose entities created before February 1, 2003, the provisions of this Interpretation became applicable on December 31, 2003. For all other variable interests in VIEs created before February 1, 2003, the provisions of this Interpretation were applicable on March 31, 2004. Further, the disclosure requirements of the Interpretation were applicable for all financial statements initially issued after January 31,

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003, regardless of the date on which the VIE was created. The Company has performed an evaluation to identify such entities and does not believe that it has arrangements with any entities that fall within the scope of this standard, other than the special purpose entity established in connection with the Company’s European accounts receivable securitization facility, which was accounted for as a secured borrowing in accordance with the requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.

In April 2003, the FASB issued SFAS No. 149, “Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption did not impact the Company’s unaudited condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company adopted SFAS 150 as of July 1, 2003. See Note 3 regarding the accounting for the Company’s Warrants issued in connection with the Company’s Plan.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” The Company adopted EITF Issue No. 01-08 as of July 1, 2003. The adoption of EITF Issue No. 01-08 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 into law. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on accounting for the federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This guidance is effective for periods beginning after June 15, 2004. As required by SOP 90-7, the Company adopted this guidance upon application of Fresh Start reporting. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2004, the EITF reached consensus on Issue No. 03-6. This Issue is intended to clarify what is a participating security for purposes of applying SFAS 128, “Earnings Per Share.” The Issue also provides further guidance on how to apply the two-class method of computing earnings per share (EPS) once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The guidance in this Issue is effective for reporting periods beginning after March 31, 2004 and, where applicable, requires the restatement of previously reported EPS. The statement does not currently impact the Company’s computation of EPS.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22) SEGMENT INFORMATION

The Company has previously reported its results for three global business segments, Transportation, Motive Power and Network Power. Effective April 1, 2004, the Company consolidated Motive Power and Network Power into one business unit, Industrial Energy, coincident with organizational changes the Company enacted. The Company now manages, operates and reports its results for two global business segments, Transportation and Industrial Energy. Segment results for the three months ended June 30, 2003 have been reclassified to conform to the current presentation.

The Company is a global producer and recycler of lead-acid batteries. The Company’s two global business groups—Transportation and Industrial Energy—provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.

Transportation markets include original-equipment and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and 42-vold automotive applications. Industrial markets include batteries for telecommunications systems, fuel-cell load leveling, electric utilities, railroads, uninterruptible power supply (UPS), lift trucks, mining and other commercial vehicles.

The Company’s two reportable segments are determined based upon the nature of the markets served. The Company’s chief decision-maker monitors and manages the financial performance of these two business groups on a global basis. Costs of shared services and other corporate costs are not allocated or charged to the business groups.

Certain asset information required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company’s operations.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Period May 6, 2004 to June 30, 2004
	Transportation	Industrial Energy	Other (a)	Consolidated
Successor Company
Net sales	$243,645	$154,283	$—	$397,928
Gross profit	33,905	30,894	—	64,799
Income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(b)	7,312	6,866	20,347	34,525

	For the Period April 1, 2004 to May 5, 2004
	Transportation	Industrial Energy	Other (a)	Consolidated
Predecessor Company
Net sales	$134,226	$80,381	$—	$214,607
Gross profit	18,971	16,499	—	35,470
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(c)	3,104	3,521	(29,293)	(22,668)

	For the Three Months Ended June 30, 2003
	Transportation	Industrial Energy	Other (a)	Consolidated
Predecessor Company
Net sales	$357,315	$227,251	$—	$584,566
Gross profit	63,285	52,964	—	116,249
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(d)	23,813	13,995	(52,428)	(14,620)

(a)	Other includes shared services and corporate expenses, interest expense, net, currency remeasurement loss (gain) and losses on sales of accounts receivable.
(b)	Includes restructuring charges of $1,432, $876 and $139 within Transportation, Industrial Energy and Other, respectively (see Note 19). Includes gain on revaluation of Warrants of $43,612 within Other.
(c)	Includes restructuring charges of $419, $277 and $(94) within Transportation, Industrial Energy and Other, respectively (see Note 19).
(d)	Includes restructuring charges of $661, $1,561 and $263 within Transportation, Industrial Energy and Other, respectively (see Note 19).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In thousands, except per share data)

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operation and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this quarterly report on Form 10-Q. In particular, this discussion should be read in conjunction with Note 1. “Basis of Presentation” and Note 2. “Emergence From Chapter 11 Bankruptcy Protection and Recapitalization” which describe the filing by Exide Technologies and certain of its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on April 15, 2002 and the financial restructuring associated with the Company’s emergence from Chapter 11, effective May 5, 2004.

For purposes of discussion of results of operations, the results of the Predecessor Company for the period April 1, 2004 through May 5, 2004 have been combined with the results of the Successor Company for the period subsequent to emergence.

Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purpose of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-Q for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements.

Executive Overview

Business

The Company has previously reported its results for three global business segments, Transportation, Motive Power and Network Power. Effective April 1, 2004, the Company consolidated Motive Power and Network Power into one business unit, Industrial Energy, coincident with organizational changes the Company enacted. The Company now manages, operates and reports its results for two global business segments, Transportation and Industrial Energy. Segment results for the three months ended June 30, 2003 have been reclassified to conform to the current presentation.

The Company is a global producer and recycler of lead-acid batteries. The Company’s two global business segments—Transportation and Industrial Energy—provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.

Transportation markets include original-equipment and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and 42-volt automotive applications. Industrial markets include batteries for telecommunications systems, fuel-cell load leveling, electric utilities, railroads, uninterruptible power supply (UPS), lift trucks, mining and other commercial vehicles.

The Company’s two reportable segments are determined based upon the nature of the markets served. The Company’s chief decision-maker monitors and manages the financial performance of these two business groups on a global basis. Costs of shared services and other corporate costs are not allocated or charged to the business groups.

Factors Which Affect the Company’s Financial Performance

Lead. Lead is the primary material by weight used in the manufacture of batteries, currently representing approximately one-third of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Since March 31, 2003, lead prices quoted on the London Metal Exchange (“LME”) have increased from $457 per metric tonne to over $870 per metric tonne at June 30, 2004, a ninety percent change. To the extent the Company is unable to pass on these higher material costs to its customers, the Company’s financial performance and outlook would be adversely impacted.

Competition. The global transportation and industrial energy battery markets, particularly in North America and Europe, are highly competitive. In recent years, competition has continued to intensify and the Company continues to come under increasing pressure for price reductions. This competition has been exacerbated by excess capacity and increasing lead prices as well as low-priced Asian imports impacting the Company’s markets.

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

First Quarter 2005 Highlights and Outlook

The Company’s reported results for the first quarter of fiscal 2005 were impacted by two principal considerations: (i) the impact of Fresh Start accounting and reporting on the reported basis of the Company’s assets and liabilities, which were based upon enterprise values and reorganization values of approximately $1.5 billion and $2.7 billion, respectively and (ii) the impact of material increases in the price of lead, which is a primary component in the manufacture of batteries and makes up approximately one-third of the Company’s cost of goods sold. Since March 31, 2003, lead prices quoted on the LME have increased from $457 per metric tonne to over $870 per metric tonne at June 30, 2004, a ninety percent change. Current lead pricing on the LME has increased to approximately $900 per metric tonne.

In the North American market, the Company obtains substantially all of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. This helps the Company in North America control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased, but not at the same rate as raw lead. Therefore the Company expects that the higher market price of lead with respect to North American manufacturing will nevertheless have some impact on results. The Company has and continues to take selective pricing actions and secure higher spent battery return rates to help mitigate these risks.

In Europe, the Company’s lead requirements are mainly obtained from third-party suppliers. Because of higher world lead prices, the Company expects that lead in Europe will cost the Company significantly more than previously anticipated in fiscal 2005. Because of the Company’s exposure to lead market prices in Europe, the Company has implemented several measures to offset higher lead prices including selective pricing actions, lead price escalators, lead hedging and entering into long-term lead supply contracts. In addition, the Company already has automatic price escalators with many original equipment manufacturers (“OEM”) customers. The Company currently recycles a small portion of its lead requirements in its European facilities.

The Company expects that these higher lead prices will continue to put pressure on the Company’s financial performance. However, the selective pricing actions, lead price escalators, lead hedging and long-term lead supply contracts are intended to help mitigate this risk. The implementation of selective pricing actions and price escalators generally lags the rise in market prices of lead and are subject to the risk of customer acceptance.

In addition to management of the impact of higher lead prices on the Company’s results, the key elements of the Company’s underlying business plans and strategies for fiscal 2005 are

(i) Successful execution and completion of the Company’s restructuring plans, including plant closures in Spain, Italy and Germany and ongoing headcount reductions, principally in Selling, General and Administrative functions globally.

(ii) Actions to improve the Company’s operating cash flow through aggressive working capital reduction plans, the sales of non-strategic assets and businesses, streamlining cash management processes and implementing plans to minimize the cash costs of the Company’s restructuring initiatives. These programs are even more significant to the Company currently, as rising lead prices have an adverse impact upon the Company’s working capital needs as a result of lengthy order-to-cash conversion cycles.

(iii) Continuing to reduce costs, improve quality and reduce lead times to our customers. The Company is continuing to drive these strategies through its EXCELL lean supply chain initiative, aggressive supplier procurement initiatives across the Company and reductions in salaried headcount and discretionary spending.

(iv) Moving to secure new business with new customers and developing new markets, including expansion into Russia, China and Mexico.

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

The Company believes that the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K (the “10-K”) for the fiscal year ended March 31, 2004 affect the preparation of its unaudited condensed consolidated financial statements. The reader of this report may wish to refer to the 10-K for further information.

As a result of the Company’s Chapter 11 filing in the Bankruptcy Court, the condensed consolidated financial statements of both the Successor Company and the Predecessor Company for the periods presented herein have been prepared in accordance with SOP 90-7. SOP 90-7 requires an entity to distinguish pre-petition liabilities as subject to compromise from post-petition liabilities on its consolidated balance sheet. In addition, the Company’s consolidated statement of operations reflects ongoing operations separately from any revenues, expenses, realized gains and losses, and provisions resulting from the reorganization, otherwise known as reorganization items.

Upon emergence from bankruptcy on May 5, 2004, the Company adopted Fresh Start accounting and reporting which resulted in material adjustments to the historical carrying amount of the Company’s assets and liabilities. Fresh Start accounting and reporting was applied in accordance with SOP 90-7, which required the Company to allocate the reorganization value to the Company’s assets based upon their estimated fair values. Each liability existing at the Plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. The fair values of the assets, as determined for Fresh Start reporting, were based on estimates of future cash flows of these assets discounted at appropriate current rates. The Company engaged an independent appraiser to assist in the allocation of the reorganization value and in determining the fair market value of its property and equipment and intangible assets. Deferred taxes were reported in conformance with existing generally accepted accounting principles. Debt issued in connection with the Plan was recorded at fair value. The determination of the fair values of assets and liabilities was subject to significant estimation and assumption. The Plan is expected to reduce the Successor Company’s future annual interest expense by approximately $60,000. In addition, due to the Fresh Start adjustments to property, plant and equipment and finite-lived intangibles, annual depreciation and amortization expense will increase by approximately $30,000.

The Debtors’ emergence from Bankruptcy resulted in a new reporting entity, the Successor Company, as of the Effective Date. Consequently, the unaudited condensed consolidated financial statements for periods subsequent to the May 5, 2004 are not comparable with those of prior periods. All financial information as of and for all periods prior to May 5, 2004 is presented as pertaining to the Predecessor Company while all financial information after that date is presented as pertaining to the Successor Company. The unaudited condensed consolidated statements of operations reflect the results of the reorganization and Fresh Start adjustments in accordance with SOP 90-7 for the period April 1, 2004 to May 5, 2004 as Predecessor Company’s information. For purposes of discussion of results of operations below, the period April 1, 2004 through May 5, 2004 (Predecessor Company) has been combined with the period May 6, 2004 through June 30, 2004 (Successor Company).

Results of Operations

Three months ended June 30, 2004 compared with three months ended June 30, 2003

Overview

Net income for the first quarter of fiscal 2005 was $1,782,191 versus the first quarter of fiscal 2004 net loss of $38,644. First quarter fiscal 2005 results include restructuring costs of $3,049, reorganization items in connection with the bankruptcy of $20,127, gain on discharge of liabilities subject to compromise of $1,558,839, gain on Warrants of $43,612, and gain on Fresh Start accounting adjustments of $228,371. First quarter fiscal 2004 results include restructuring costs of $2,485, reorganization items in connection with the bankruptcy of $8,651 and cumulative effect of change in accounting principle of $15,593. In addition, currency remeasurement gains (losses) of ($7,389) and $8,844, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the first quarter of fiscal 2005 and 2004, respectively.

Net Sales

Net sales were $612,535 in the first quarter of fiscal 2005 versus $584,566 in the first quarter of fiscal 2004. Currency positively impacted net sales in the first quarter of fiscal 2005 by approximately $21,800.

Transportation net sales were $377,871 in the first quarter of fiscal 2005 versus $357,315 in the first quarter of fiscal 2004. Currency positively impacted Transportation net sales in the first quarter of fiscal 2005 by approximately $10,800. Third party lead sales revenues in North America for the first quarter of fiscal 2005 were $7,323 higher than first quarter of fiscal 2004 due to rising lead prices. Transportation revenues in North America declined slightly due to reduced unit volumes, principally in the aftermarket channel, while European volumes declined in the original equipment channel following the loss of certain original equipment business. European selling prices for the first quarter of fiscal 2005 were higher than the first quarter of fiscal 2004, primarily from the effect of lead-related pricing adjustments.

Industrial Energy net sales in the first quarter of fiscal 2005 were $234,664 versus $227,251 in the first quarter of fiscal 2004. Currency positively impacted Industrial Energy net sales in the first quarter of fiscal 2005 by approximately $11,000. Lower telecommunication market volumes in Asia and competitive pricing pressures in Europe within both the original equipment and aftermarket channels were partially offset by higher material handling application volumes in North America and Europe.

Gross Profit

Gross profit was $100,269 in the first quarter of fiscal 2005 versus $116,249 in the first quarter of fiscal 2004. Gross profit margin was 16.4% in the first quarter of fiscal 2005 and 19.9% in the first quarter of fiscal 2004. Currency positively impacted gross profit in the first quarter of fiscal 2005 by approximately $3,800. Gross profit in both of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were $811 dollars per metric tonne in the first quarter of fiscal 2005 versus $456 dollars per metric tonne in the first quarter of fiscal year 2004), only partially being recovered by higher average selling prices. The Company estimates that it recovered approximately fifty to sixty percent of these higher lead costs through pricing and related actions during the first quarter of fiscal 2005. Cost of goods sold was also negatively impacted from higher depreciation and the step-up of inventories due to Fresh Start Reporting by approximately $3,000 and $2,600, respectively. The unfavorable effects of product sales mix in both of the Company’s business segments was offset partially by the effect of the Company’s headcount and cost reduction programs.

Transportation gross profit was $52,876 in the first quarter of fiscal 2005 versus $63,285 in the first quarter of fiscal 2004. Currency positively impacted Transportation gross profit in the first quarter of fiscal 2005 by approximately $1,600. The effect of higher lead costs only partially being recovered by higher average selling prices, higher costs of goods sold and depreciation due to Fresh Start reporting, and the unfavorable effects of products sales mix in North America were partially offset by the impact of higher third party lead sales in North America due to increased lead prices. Gross profit margin was 14.0% in the first quarter of fiscal 2005 versus 17.7% in fiscal 2004.

Industrial Energy gross profit was $47,393 in the first quarter of fiscal 2005 versus $52,964 in the first quarter of fiscal 2004. Currency positively impacted Industrial Energy gross profit in the first quarter of fiscal 2005 by approximately $2,100. Gross profit was negatively impacted by competitive pricing pressures, particularly in the European markets, higher lead costs not being recovered through price increases and higher cost of goods sold and depreciation due to Fresh Start reporting offset partially by the impact of headcount and cost reduction programs. Gross profit margin was 20.2% in the first quarter of fiscal 2005 versus 23.3% in the first quarter of fiscal 2004.

Expenses

Expenses were $88,412 in the first quarter of fiscal 2005 versus $130,869 in the first quarter of fiscal 2004. Expenses included restructuring charges of $3,049 in the first quarter of fiscal 2005 and $2,485 in the first quarter of fiscal 2004. Excluding these items, expenses were $85,363 and $128,384 in the first quarters of fiscal 2005 and 2004, respectively. Stronger European currencies unfavorably impacted expenses by approximately $5,600 in the first quarter of fiscal 2005. The change in expenses was impacted by the following matters: (i) first quarter fiscal 2005 selling, marketing and advertising costs and general and administration costs in each of the Company’s business segments were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) first quarter fiscal 2004 expenses include a $3,175 gain on the sale of the Company’s European non-lead battery assets and a $3,254 loss on the sale of receivables under the Company’s prior securitization facility, included in Other (income) expense, net; (iv) interest, net decreased $10,545 principally due to the debt discharge under the Company’s Plan of Reorganization; (v) fiscal 2005 and fiscal 2004 first quarter expenses included currency remeasurement gains (losses) of ($7,389) and $8,844, respectively, included in Other (income) expense, net; and (vi) first quarter fiscal 2005 expenses include a gain on revaluation of Warrants of $43,612 included in Other (income) expense, net.

Transportation expenses were $42,459 in the first quarter of fiscal 2005 versus $39,472 in the first quarter of fiscal 2004. Currency unfavorably impacted Transportation expenses in the first quarter of fiscal 2005 by approximately $1,300. The increase in expenses was primarily due to increased restructuring costs associated with headcount reduction programs in Europe.

Industrial Energy expenses were $37,007 in the first quarter of fiscal 2005 versus $38,969 in the first quarter of fiscal 2004. Currency unfavorably impacted Industrial Energy expenses in the first quarter of fiscal 2005 by approximately $1,800. The decrease in expenses was primarily due to the effects of cost-reduction programs, primarily through headcount reductions.

Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains) and losses on sales of receivables, were $8,946 in the first quarter of fiscal 2005 versus $52,428 in the first quarter of fiscal 2004. Fiscal 2005 and fiscal 2004 first quarter expenses included currency remeasurement gains (losses) of ($7,389) and $8,844, respectively. Fiscal 2005 first quarter expenses included a gain on revaluation of Warrants of $43,612. Currency unfavorably impacted unallocated expenses in the first quarter of fiscal 2005 by approximately $2,000. Corporate expenses were $30,273 and $32,679 in the first quarter of fiscal 2005 and fiscal 2004, respectively. The decrease was due to the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $14,896 in the first quarter of fiscal 2005 versus $25,441 in the first quarter of fiscal 2004. The decrease is principally due to the debt discharge under the Company’s Plan of Reorganization.

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $11,857, or 1.9% of net sales in the first quarter of fiscal 2005 versus ($14,620), or (2.5)% of net sales in the first quarter of fiscal 2004, due to the items discussed above.

Transportation income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $10,417, or 2.8% of net sales in the first quarter of fiscal 2005 versus $23,813, or 6.7% of net sales in the first quarter of fiscal 2004, due to the items discussed above.

Industrial Energy income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $10,386, or 4.4% of net sales in the first quarter of fiscal 2005 versus $13,995, or 6.2% of net sales in the first quarter of fiscal 2004, due to the items discussed above.

Reorganization items

Reorganization items, net, represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited condensed consolidated statements of operations. Reorganization items in the first quarter of fiscal 2005 and 2004 were $20,127 and $8,651, respectively. These items comprise: professional fees including financial and legal services, employee retention costs for key members of management, costs associated with rejection of certain executory contracts, success fees payable to the Company’s advisors related to Chapter 11 bankruptcy emergence and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 6 to the unaudited condensed consolidated financial statements.

Gain on discharge of liabilities subject to compromise

On the Effective Date the Company recognized a $1,558,839 gain on discharge of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan.

Fresh Start accounting adjustments

As a result of our adoption of Fresh Start accounting, upon consummation of the Plan on the Effective Date, the Company recorded certain adjustments to assets and liabilities to reflect their fair values. The Fresh Start adjustments resulted in a gain of $228,371.

Income Taxes

In the first quarter of fiscal 2005, an income tax benefit of $3,310 was recorded on pre-tax income of $1,778,881. In the first quarter of fiscal 2004, an income tax benefit of $189 was recorded on a pre-tax loss of $23,240. The effective tax rate was (0.2%) and 0.8% in the first quarter of fiscal 2005 and 2004, respectively. The effective tax rate for the first quarter of 2005 was impacted by the gain on discharge of liabilities subject to compromise of $1,558,839, which is exempt from tax in the United States and the non-taxable gain on Fresh Start accounting adjustments of $228,371. The effective tax rate for the first quarters of fiscal 2005 and fiscal 2004 were impacted by the generation of income in tax-paying jurisdictions, principally Europe, Australia and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S. and the United Kingdom. The effective tax rate for the first quarter of fiscal 2004 was also impacted by the $3,175 gain on the sale of the Company’s European non-lead battery assets, which was a non-taxable transaction.

Liquidity and Capital Resources

Capital Structure and Liquidity

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

The Credit Agreement requires the Company to comply with financial covenants with respect to certain ratios and tests, as defined in the Credit Agreement, including interest coverage, leverage, earnings, asset coverage and capital expenditures. Although there can be no assurances, the Company believes, based upon its financial forecast and plans, that it will comply with these covenants for the foreseeable future. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement. If the Company were not able to maintain compliance with these covenants, it would have to consider additional actions, including refinancing, asset sales and further restructurings. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.

Total availability under the Credit Agreement as of August 9, 2004 and June 30, 2004 was $60,146 and $79,570, respectively. Availability decreased principally due to an increase in outstanding letters of credit with the Company’s surety.

At June 30, 2004, the Company had outstanding letters of credit with a face value of $20,430 and surety bonds with a face value of $41,693. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the surety to maintain its current surety bonds through July 31, 2006. The agreement, as amended, requires the Company to increase the collateral held by the surety in several stages: forty percent collateralization of outstanding bonds within fifteen days of the Company closing its exit financing agreements; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. Collateral held by the surety at August 9, 2004, pursuant to the terms of the agreement, was $29,185, or seventy percent of the face value of the surety bonds.

Sources of Cash

The Company’s liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.

The Company generated $6,400 and $17,892 in cash from the sale of non-core businesses and other assets in the first quarter of fiscal 2005 and fiscal 2004, respectively. In the first quarter of fiscal 2004, the Company sold its European non-lead battery assets for proceeds of $16,300. Of this amount, $12,600 was held in escrow pursuant to the Company’s borrowing arrangements and was included in Restricted cash in the unaudited condensed consolidated balance sheet at March 31, 2004. Restrictions on these funds were removed following the Company’s emergence from Chapter 11 and the cash was used to fund working capital requirements and reduce debt. Other asset sales in both fiscal 2004 and fiscal 2005 principally relate to the sale of surplus land and buildings.

Cash flows provided by (used in) financing activities were $38,320 and $(4,142) in the first quarter of fiscal 2005 and fiscal 2004, respectively. Cash flows provided by financing activities in the first quarter of fiscal 2005 relate primarily to net borrowings from the Credit Agreement net of refinancing of the Predecessor Company’s Replacement DIP Credit Facility and repayment of the 9.125% Senior Notes, offset by financing costs incurred in conjunction with the Credit Agreement. Cash flows used in financing activities in the first quarter of fiscal 2004 relate primarily to net borrowings under the Predecessor Company’s DIP Credit Facility and repayments under the European asset securitization facility.

Total debt at June 30, 2004 was $555,649, as compared to $1,847,656 at March 31, 2004. See Note 13 to the unaudited condensed consolidated financial statements for the composition of such debt. On the Effective Date, indebtedness of the Debtors classified as subject to compromise, amounting to approximately $1,081,293, was discharged or exchanged for new common stock and Warrants, in accordance with the Plan. In addition, the Company’s European borrowings by non-debtor subsidiaries under the Predecessor Company’s Senior Secured Global Credit Facility were settled pursuant to the Plan.

Going forward, in addition to operating cash flows, the Company’s principal sources of liquidity will be the Credit Agreement, plus proceeds from any asset sales.

Uses of Cash

The Company’s liquidity needs arise primarily from the funding of working capital needs, obligations on indebtedness, pension obligations and capital expenditures. Because of the seasonality of the Company’s business, more cash has been typically generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of June through October.

Cash flows used in operating activities were $22,995 in the first quarter of fiscal 2005. This compares to cash flows used in operating activities of $10,576 in the first quarter of fiscal 2004. Comparative cash flows were negatively impacted by the effect of higher lead costs and the resultant impact upon the Company’s working capital requirements and higher payments of accounts payable and accrued expenses, including professional fees associated with the Company’s reorganization.

The Company expects that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2005 and fiscal 2006, including payment of remaining accrued restructuring costs of approximately $33,900 as of June 30, 2004. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity.

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years, and unless provided regulatory or other relief available under IRS regulations, are expected to approximate $140,000 during the next four years. The Company has applied for the temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounts to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code. The IRS has tentatively denied the Company’s requested temporary waiver application. The Company intends to meet with the IRS to provide additional information in support of its temporary waiver application. If granted, the temporary waiver would provide for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period. If the IRS denies the temporary waiver application, the Company’s liquidity would be adversely impacted.

Prior to and during the Company’s Chapter 11 proceeding, the Company experienced a tightening of trade credit availability and terms. The Company expects improvement in its ability to obtain favorable trade credit terms following its emergence from Chapter 11.

Capital expenditures were $15,484 and $11,728 in the first quarter of fiscal 2005 and fiscal 2004, respectively.

Financial Instruments and Market Risk

The Company’s ability to utilize financial instruments during its Chapter 11 proceedings was significantly restricted because of the Chapter 11 cases and the resultant tightening, and/or elimination of credit availability with counter-parties. On May 5, 2004 the Company entered into a contract to swap the U.S. dollar principal on the European tranche of its Credit Agreement by entering into a foreign currency forward. The forward contract has a term of approximately one year, with a maturity of May 9, 2005. The notional amount of the contract is $172,500 (sell Euro 143,249; buy $172,500). The forward contract hedges the Company’s exposure to foreign currency fluctuations from changes in the U.S. dollar value of the European tranche of its Credit Agreement. At June 30, 2004, the Company had no other outstanding hedging contracts. Accordingly, the Company is exposed to certain risks with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.

The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate currency and certain lead purchasing requirements in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not, and does not intend to enter into contracts for speculative purposes nor be a party to any leveraged instruments.

Related Parties

The services of Lisa J. Donahue, Chief Restructuring Officer, until May 5, 2004 were provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and AP Services, LLC. Under the Services Agreement, the Company was charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, was compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provides for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which was retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during the first quarter of fiscal 2005 and 2004 under the Services Agreement were $4,528 and $2,961, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Changes to the quantitative and qualitative market risks as of June 30, 2004 are described in Management’s Discussion and Analysis—Liquidity and Capital Resources. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for further information.

Item 4. Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in applicable rules of the Securities and Exchange Commission) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer, together with the other members of management participating in the evaluation, concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing interest and financing costs, (iv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (v) the realization of the tax benefits of the Company’s net operating loss carry forwards, of which is dependent upon future taxable income, (vi) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (vii) competitiveness of the battery markets in North America and Europe, (viii) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (ix) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, (x) the Company’s exposure to fluctuations in interest rates on its variable debt, (xi) general economic conditions, (xii) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xiii) the Company’s reliance on a single supplier for its polyethylene battery separators and (xiv) the Company’s ability to obtain a temporary waiver from the Internal Revenue Service for its 2003 and 2004 pension funding requirements.

Therefore, the Company cautions each reader of this Report carefully to consider those factors hereinabove set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of other legal proceedings and environmental matters previously reported, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. In addition, the Company is involved in various other claims and litigation incidental to the conduct of its business. The Company does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company’s financial conditions, cash flows or results of operations. Similarly, the Company budgets for capital expenditures and operating costs related to requirements under various Environmental, Health & Safety laws and believes that these expenditures will not have a material adverse effect on its financial condition, cash flows or results of operations, but cannot guarantee that additional expenditures will not be needed to ensure compliance with such Environmental, Health & Safety laws.

Legal Proceedings

In April 2003, the Company sold its Torrejon, Spain nickel-cadmium plant. The Torrejon courts are conducting an investigation of two petitions submitted to determine whether criminal charges should be filed for alleged endangerment of workers’ health at the former Torrejon plant. To date, the Company has only been able to obtain a copy of one of the petitions, which contains criminal allegations against former employees but only allegations of civil liability against the Company. The Company has retained counsel in the event that any charges ultimately are filed.

Environmental Matters

As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 94 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. The Company anticipates its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan.

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

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of June 30, 2004 and March 31, 2004, the amount of such reserves on the Company’s unaudited condensed consolidated balance sheet was approximately $61.3 million and $94.2 million. These reserves have been adjusted in Fresh Start reporting to the extent the Company believes such obligations have been discharged under the Plan and to reflect the discounting of reserves, where appropriate under SOP 90.7. See Note 4. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable and there is a constructive obligation to remediate, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

See Note 2 for a discussion of the Plan of Reorganization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

31.1	Certification of Craig H. Muhlhauser, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Ian J. Harvie, Interim Chief Financial Officer and Vice President, Corporate Controller, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

1.	The Company filed a current report on Form 8-K on April 22, 2004, furnishing a press release, dated April 21, 2004, announcing the Bankruptcy Court’s confirmation of the Joint Plan of Reorganization.

2.	The Company filed a current report on Form 8-K on May 6, 2004, furnishing a press release dated May 5, 2004, announcing the Company’s emergence from Chapter 11 bankruptcy protection.

3.	The Company filed a current report on Form 8-K on May 7, 2004, attaching the May 5, 2004 Credit Agreement between the Company and Deutsche Bank AG New York Branch as administrative agent of the Credit Agreement.

4.	The Company filed a current report on Form 8-K on June 30, 2004, furnishing a press release announcing financial results for the year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ IAN J. HARVIE
Ian J. Harvie Interim Chief Financial Officer and Vice President, Corporate Controller Date: August 11, 2004