Form 10-Q
period 2004-09-20
EXIDE TECHNOLOGIES
filed 2004-11-15
CIK 813781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2004

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

As of November 11, 2004, 24,161,910 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

		Page
PART I. FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS (UNAUDITED)	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (SUCCESSOR COMPANY) AND THE THREE MONTHS ENDED SEPTEMBER 30, 2003 (PREDECESSOR COMPANY)	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD MAY 6, 2004 TO SEPTEMBER 30, 2004 (SUCCESSOR COMPANY), FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND THE SIX MONTHS ENDED SEPTEMBER 30, 2003 (PREDECESSOR COMPANY)	4

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2004 (SUCCESSOR COMPANY) AND MARCH 31, 2004 (PREDECESSOR COMPANY)	5

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD MAY 6, 2004 TO SEPTEMBER 30, 2004 (SUCCESSOR COMPANY), FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND THE SIX MONTHS ENDED SEPTEMBER 30, 2003 (PREDECESSOR COMPANY)	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	43

Item 4	CONTROLS AND PROCEDURES	44

PART II. OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	46

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	48

Item 3	DEFAULTS UPON SENIOR SECURITIES	48

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	48

Item 5	OTHER INFORMATION	48

Item 6	EXHIBITS	48

SIGNATURES		49

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (SUCCESSOR COMPANY) AND

THE THREE MONTHS ENDED SEPTEMBER 30, 2003 (PREDECESSOR COMPANY)

(Unaudited, in thousands, except per-share data)

	Successor Company for the Three Months Ended September 30, 2004	Predecessor Company for the Three Months Ended September 30, 2003
NET SALES	$637,599	$587,433
COST OF SALES	542,587	460,739

Gross profit	95,012	126,694

EXPENSES:
Selling, marketing and advertising	68,326	61,987
General and administrative	37,847	40,038
Restructuring and impairment (Note 19)	4,826	4,827
Other (income) expense, net (Note 15)	(9,161)	(4,892)
Interest expense, net (Note 14)	11,411	24,252

	113,249	126,212

Income (loss) before reorganization items, income taxes and minority interest	(18,237)	482
REORGANIZATION ITEMS, NET (Note 8)	1,725	15,661
INCOME TAX (BENEFIT) PROVISION	(2,874)	748
MINORITY INTEREST	13	(251)

Net loss	$(17,101)	$(15,676)

NET LOSS PER SHARE (Note 20)
Basic and Diluted	$(0.68)	$(0.57)

WEIGHTED AVERAGE SHARES
Basic and Diluted	25,000	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD MAY 6, 2004 TO SEPTEMBER 30, 2004 (SUCCESSOR COMPANY),

THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND

THE SIX MONTHS ENDED SEPTEMBER 30, 2003 (PREDECESSOR COMPANY)

(Unaudited, in thousands, except per-share data)

	Successor Company for the Period May 6, 2004 to September 30, 2004	Predecessor Company for the Period April 1, 2004 to May 5, 2004	Predecessor Company for the Six Months Ended September 30, 2003
NET SALES	$1,035,527	$214,607	$1,171,999
COST OF SALES	875,716	179,137	929,056

Gross profit	159,811	35,470	242,943

EXPENSES:
Selling, marketing and advertising	109,614	24,504	129,893
General and administrative	61,236	17,940	84,279
Restructuring and impairment (Note 19)	7,273	602	7,312
Other (income) expense, net (Note 15)	(52,037)	6,222	(14,096)
Interest expense, net (Note 14)	17,437	8,870	49,693

	143,523	58,138	257,081

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	16,288	(22,668)	(14,138)
REORGANIZATION ITEMS, NET (Note 8)	3,418	18,434	24,312
FRESH START ACCOUNTING ADJUSTMENTS, NET (Note 4)	—	(228,371)	—
GAIN ON DISCHARGE OF LIABILITIES SUBJECT TO COMPROMISE (Note 4)	—	(1,558,839)	—
INCOME TAX (BENEFIT) PROVISION	(3,702)	(2,482)	559
MINORITY INTEREST	46	26	(282)

Net income (loss) before cumulative effect of change in accounting principle	16,526	1,748,564	(38,727)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 5)	—	—	15,593

Net income (loss)	$16,526	$1,748,564	$(54,320)

NET INCOME (LOSS) PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 20)
Basic and Diluted	$0.66	$63.86	$(1.41)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE (Note 20)
Basic and Diluted	$—	$—	$(0.57)

NET INCOME (LOSS) PER SHARE (Note 20)
Basic and Diluted	$0.66	$63.86	$(1.98)

WEIGHTED AVERAGE SHARES
Basic and Diluted	25,000	27,383	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per-share data)

	Successor Company September 30, 2004	Predecessor Company March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,293	$37,413
Restricted cash	1,820	15,469
Receivables, net of allowance for doubtful accounts of $25,232 and $24,433, respectively	638,647	667,026
Inventories (Note 11)	439,324	414,516
Prepaid expenses and other	19,371	24,372
Deferred financing costs, net	—	3,498
Deferred income taxes	35,985	34,035

Total current assets	1,162,440	1,196,329

PROPERTY, PLANT AND EQUIPMENT, NET	807,957	543,124

OTHER ASSETS:
Goodwill, net (Note 10)	399,388	527,705
Other intangibles, net (Note 10)	196,148	46,440
Investments in affiliates	7,656	6,695
Deferred financing costs, net	—	1,645
Deferred income taxes	95,262	104,703
Other (Note 12)	36,249	45,167

	734,703	732,355

Total assets	$2,705,100	$2,471,808

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term borrowings (Note 13)	$13,662	$8,624
Current maturities of long-term debt (Note 13)	4,984	736,165
Accounts payable	288,505	295,987
Accrued expenses	361,584	425,947
Warrants liability (Note 3)	18,625	—

Total current liabilities	687,360	1,466,723
LONG-TERM DEBT (Note 13)	550,343	21,574
NONCURRENT RETIREMENT OBLIGATIONS	322,068	193,525
NONCURRENT DEFERRED TAX LIABILITY	111,733	—
OTHER NONCURRENT LIABILITIES	111,814	53,726
LIABILITIES SUBJECT TO COMPROMISE (Note 9)	—	1,481,120

Total liabilities	1,783,318	3,216,668

COMMITMENTS AND CONTINGENCIES (Notes 17 and 18)
MINORITY INTEREST	12,430	24,909

STOCKHOLDERS’ EQUITY (DEFICIT)
Predecessor Company common stock, $0.01 par value, 100,000 shares authorized, 27,383 shares issued and outstanding at March 31, 2004	—	274
Successor Company common stock, $0.01 par value, 25,000 shares authorized, 24,101 shares issued and outstanding at September 30, 2004	234	—
Additional paid-in capital	888,157	570,589
Retained earnings (Accumulated deficit)	16,526	(1,046,087)
Notes receivable—stock award plan	—	(665)
Accumulated other comprehensive income (loss)	4,435	(293,880)

Total stockholders’ equity (deficit)	909,352	(769,769)

Total liabilities and stockholders’ equity (deficit)	$2,705,100	$2,471,808

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Successor Company for the Period May 6, 2004 to September 30, 2004	Predecessor Company for the Period April 1, 2004 to May 5, 2004	Predecessor Company for the Six Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,526	$1,748,564	$(54,320)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	52,519	7,848	46,782
Cumulative effect of change in accounting principle	—	—	15,593
Gain on discharge of liabilities subject to compromise	—	(1,558,839)	—
Fresh Start accounting adjustments, net	—	(228,371)	—
Unrealized gain on Warrants	(55,675)	—	—
Net loss (gain) on asset sales	11	—	(3,304)
Provision for doubtful accounts	2,521	473	2,608
Deferred income taxes	680	—	—
Non-cash provision for restructuring	98	18	56
Reorganization items, net	3,418	18,434	24,312
Minority interest	46	26	(282)
Amortization of deferred financing costs	—	1,251	12,205
Changes in assets and liabilities, excluding effects of Fresh Start accounting, acquisitions and divestitures—
Receivables	(12,849)	45,924	54,569
Inventories	(17,956)	(10,873)	2,839
Prepaid expenses and other	2,524	286	(13,312)
Payables	2,387	(20,967)	(17,314)
Accrued expenses	(19,315)	(20,564)	(27,189)
Noncurrent liabilities	915	(294)	(130)
Other, net	(4,938)	9,898	(16,978)

Net cash provided by (used in) operating activities	(29,088)	(7,186)	26,315

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,018)	(7,152)	(26,154)
Proceeds from sales of assets	10,034	2,800	17,892

Net cash used in investing activities	(15,984)	(4,352)	(8,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings	2,407	2,425	5,568
Repayments under 9.125% Senior Notes (Deutschemark denominated)	—	(110,082)	—
Borrowings under DIP Credit Facility	—	—	446,200
Repayments under DIP Credit Facility	—	—	(448,914)
Borrowings under Replacement DIP Credit Facility	—	121,258	—
Repayments under Replacement DIP Credit Facility	—	(452,875)	—
Borrowings under Senior Secured Credit Facility	8,962	500,000	—
European asset securitization	—	—	(29,118)
Increase (decrease) in other debt	659	(2,412)	2,459
Financing costs and other	(681)	(23,146)	(400)

Net cash provided by (used in) financing activities	11,347	35,168	(24,205)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,422	(1,447)	3,101

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,303)	22,183	(3,051)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,596	37,413	39,766

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,293	$59,596	$36,715

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

On April 15, 2002, Exide Technologies, together with certain of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On November 21, 2002, two additional wholly owned, non-operating subsidiaries of Exide filed voluntary petitions for reorganization under Chapter 11 in the Bankruptcy Court. All of the cases were jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125KJC.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of current borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 18. Principally as a result of the dramatic increase in lead costs year on year and the resultant adverse impact upon the Company’s results, in November 2004 the Company was required to obtain amendments to certain financial covenants with respect to earnings before interest, taxes, depreciation, amortization and restructuring (“EBITDAR”) and leverage contained in its Senior Secured Credit Facility (the “Credit Agreement”). Although there can be no assurances, the Company believes, taking into account the November 2004 Credit Agreement amendments and based upon its updated financial forecasts and plans, that it will comply with the covenants contained in its Credit Agreement for the foreseeable future.

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

(2) EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROTECTION AND RECAPITALIZATION

The following is a summary of certain transactions which became operative on the Effective Date pursuant to consummation of the Plan.

•	Except to the extent otherwise provided in the Plan, all notes, instruments, certificates, and other documents evidencing (i) the Company’s 10% senior notes due 2005, (ii) the Company’s 2.9% convertible notes due 2005, (iii) equity interests in the Debtors, including, but not limited to, all issued, unissued, authorized or outstanding shares of stock, together with any Warrants, options or contract rights to purchase or acquire such interests at any time, were canceled, and the obligations of the Debtors thereunder or in any way related thereto were discharged.

•	The Company agreed to issue (i) 25,000,000 shares of new common stock, par value $0.01 per share for distribution in accordance with the Plan, and (ii) warrants initially exercisable for 6,250,000 shares of new common stock (the “Warrants”). Pursuant to the terms of the Plan, the common stock and Warrants are to be distributed as follows:

•	holders of pre-petition Senior Secured Global Credit Facility claims received collectively 22,500,000 shares of new common stock; and

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	holders of general unsecured claims will receive collectively 2,500,000 shares of new common stock and Warrants to purchase 6,250,000 shares of new common stock at $32.11 per share, and approximately 13.4% of such new common stock and Warrants were initially reserved for distribution for disputed claims under the Plan’s claims reconciliation and allowance procedures.

Under the claims reconciliation and allowance process set forth in the Plan, the Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and Warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and Warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of such objections.

Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, the Company believes the remaining reserve is reasonable and adequate, except to the extent discussed in Note 18. To the extent the reserved shares of new common stock and Warrants are ultimately insufficient to provide payment for such outstanding claims, the Company may issue additional shares of new common stock and Warrants. In that event, the Company will also issue shares of new common stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

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

(3) WARRANTS

In connection with the consummation of the Plan, the Company agreed to issue Warrants entitling the holders to purchase up to 6,250,000 shares of new common stock at an exercise price of $32.11 per share (the number of Warrants issuable being subject to adjustments allowed for by the claims reconciliation and allowance process set forth in the Plan.) The Warrants are exercisable through May 5, 2011. The exercise price, the number of shares purchasable upon the exercise of each Warrant and the number of Warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. The Company has accounted for the Warrants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Because the Warrant Agreement provides for a cash settlement upon a change in control under certain specified conditions, the Warrants have been accounted for and classified as a liability in the condensed consolidated balance sheet. Upon the adoption of Fresh Start reporting, on the Effective Date, May 5, 2004, the Warrants were valued using Black Scholes principles and ascribed a fair value of approximately $74,300, reflecting the enterprise value of the Company underlying the Plan. In accordance with EITF Issue No. 00-19 and SFAS 150, the Warrants have been marked-to-market at September 30, 2004 based upon quoted market prices. This mark-to-market resulted in recognition of unrealized gains of $12,063 and $55,675 for the three months ended September 30, 2004 and the period May 6, 2004 to September 30, 2004, respectively, which are reported in Other (income) expense in the condensed consolidated statements of operations. Future results of operations will be subject to volatility from changes in the market value of such Warrants.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) FRESH START REPORTING

The Company adopted Fresh Start reporting in accordance with SOP 90-7 upon emergence from bankruptcy on the Effective Date. Fresh Start accounting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with SFAS 141. Each liability existing at the plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. Adopting Fresh Start reporting has resulted in material adjustments to the historical carrying values of the Company’s assets and liabilities. The estimated enterprise value of the Company of $1,500,000, which served as the basis for the Plan approved by the Bankruptcy Court, was used to determine the reorganization value, which was estimated at $2,729,404. The portion of reorganization value which could not be attributed to specific tangible or identified intangible assets was $399,388. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, this amount is reported as Goodwill in the unaudited condensed consolidated financial statements as of September 30, 2004, and is not being amortized. Liabilities as of the Effective Date are stated at the present values of amounts to be paid. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

The estimated fair values of the Company’s assets and liabilities were based upon the work of independent appraisers and actuaries, as well as internal valuation estimates of future cash flows discounted at appropriate current rates.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table below provides a reconciliation of the Predecessor Company’s unaudited condensed consolidated balance sheet as of May 5, 2004 to that of the Successor Company on May 5, 2004, reflecting the reorganization and Fresh Start reporting adjustments:

	Predecessor Company	Debt Restructuring		Fresh Start Adjustments and Recapitalization		Successor Company
Current Assets:
Cash and cash equivalents	$35,617	$23,979	(5)	$—		$59,596
Restricted cash	16,043	—		—		16,043
Receivables, net	605,697	—		—		605,697
Inventories	416,968	—		2,458	(3)	419,426
Prepaid expenses and other	25,006	—		(2,517)	(3)	22,489
Deferred financing costs, net	—	3,322	(5)	(3,322)	(3)	—
Deferred income taxes	33,188	—		—		33,188

Total current assets	1,132,519	27,301		(3,381)		1,156,439

Property, plant and equipment, net	526,849	—		300,051	(3)	826,900
Goodwill	513,335	—		(113,947)	(4)	399,388
Other intangibles, net	46,347	—		152,546	(3)	198,893
Investments in affiliates	6,701	—		—		6,701
Deferred financing costs, net	—	19,824	(5)	(19,824)	(3)	—
Deferred income taxes	106,588	—		(11,609)	(3)	94,979
Other	46,576	—		(472)	(3)	46,104

Total assets	$2,378,915	$47,125		$303,364		$2,729,404

Current Liabilities:
Short-term borrowings	$10,805	$—		$—		$10,805
Current maturities of long-term debt	730,940	(727,068)	(1)	—		3,872
Accounts payable	268,149	(1,629)	(1)	—		266,520
Accrued expenses	404,284	(7,711)	(1)	2,293	(3)	398,866
Warrants liability	—	—		74,300	(2)	74,300

Total current liabilities	1,414,178	(736,408)		76,593		754,363

Long-term debt	32,872	500,000	(5)	—		532,872
Noncurrent retirement obligations	189,582	128,293	(1)	(487)	(3)	317,388
Other noncurrent liabilities	53,080	77,246	(1)	(17,405)	(3)	112,921
Noncurrent deferred tax liability	—	—		111,650	(3)	111,650
Liabilities subject to compromise	1,480,845	(1,480,845)	(1)	—		—

Total liabilities	3,170,557	(1,511,714)		170,351		1,829,194

Minority interest	24,363	—		(12,544)	(3)	11,819
Total stockholders’ equity (deficit)	(816,005)	1,558,839	(2)	145,557	(2)	888,391

Total liabilities and stockholders’ equity (deficit)	$2,378,915	$47,125		$303,364		$2,729,404

(1)	To record assumption or discharge of Liabilities subject to compromise and cancellation of Predecessor Company debt, compromised pursuant to the plan of reorganization
(2)	To record gain on discharge of Liabilities subject to compromise, gain on Fresh Start accounting adjustments, cancellation of debt, cancellation of Predecessor Company common stock, close-out of

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of goodwill and intangible assets reported in the Successor Company’s unaudited condensed consolidated balance sheet is based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. An erosion of future business results in any of the Company’s business units could create impairment in goodwill or other long-lived assets and require a significant write-down in future periods. In addition, a continuing decline in the market value of the Company’s securities below the Company’s enterprise value under the Plan could also result in the requirement to recognize goodwill impairment charges in future periods.

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

The adoption of SFAS 143 resulted in a charge, which is reflected in the unaudited condensed consolidated statement of operations for the six months ended September 30, 2003 as a cumulative effect of change in accounting principle of $15,593, or $0.57 per share. The charge resulted from certain commitments made by the Predecessor Company in accordance with permit requirements for its North American lead recycling and hazardous waste facilities. The Company is obligated under these permits to undertake agreed-upon remediation and decommissioning activities in the event of a facility closure. The recorded asset retirement obligation is based upon estimated investigation, remediation and decommissioning costs. These estimates are determined through a combination of methods including outside estimates of likely expense and the Company’s historical experience in the management of these matters. Future findings or changes in estimates could result in either an increase or decrease in the asset retirement obligation.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

(Unaudited, in thousands)

	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Six Months Ended September 30, 2003
NET SALES	$81,291	$482,531
COST OF SALES	67,578	394,441

Gross profit	13,713	88,090
EXPENSES:
Selling, marketing and advertising	8,456	50,328
General and administrative	6,045	33,968
Restructuring	65	1,305
Other (income) expense, net	1,306	(4,153)
Interest expense, net	6,238	28,360

Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(8,397)	(21,718)
REORGANIZATION ITEMS, net (Note 8)	18,434	24,312
INCOME TAX PROVISION	—	—

Net loss before cumulative effect of change in accounting principle	(26,831)	(46,030)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE 5)	—	15,593

Net loss	$(26,831)	$(61,623)

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Six Months Ended September 30, 2003
CASH RECEIPTS:
Customer receipts	$86,245	$490,940
Other third party receipts	1,073	8,135
Borrowings under DIP Credit Facility	199,157	446,200
Intercompany receipts from non-Debtor entities	33,379	70,999

Total cash receipts	319,854	1,016,274

CASH DISBURSEMENTS:
Supplier payments	31,851	166,462
Repurchase of securitized accounts receivable	—	—
Financing costs, fees and interest	2,100	5,953
Capital expenditures	980	11,347
Freight and logistics	7,926	61,236
Leasing and rental costs	2,199	22,443
Payroll and benefits	30,404	166,581
Professional / consulting fees	7,064	24,331
Taxes	713	5,082
Utilities	3,360	32,932
Other disbursements	12,371	40,139
Intercompany loans to non-Debtor entities	146,360	35,500
Repayments under DIP Credit Facility	77,899	448,914

Total cash disbursements	323,227	1,020,920

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,373)	(4,646)
CASH AT BEGINNING OF PERIOD	6,530	8,434

CASH AT END OF PERIOD	$3,157	$3,788

(7) COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) and its components are as follows:

	For the Three Months Ended		Successor Company For the Period May 6, 2004 to September 30, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Six Months Ended September 30, 2003
	Successor Company September 30, 2004	Predecessor Company September 30, 2003
Net income (loss)	$(17,101)	$(15,676)	$16,526	$1,748,564	$(54,320)
Change in cumulative translation adjustment	9,842	1,813	3,788	(7,591)	34,154
Additions and change in fair value of cash flow hedges	930	—	930	—	—
Reclassification to earnings of cash flow hedges	(283)	—	(283)	—	—

Total comprehensive income (loss)	$(6,612)	$(13,863)	$20,961	$1,740,973	$(20,166)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the second quarter of fiscal 2005, the Company entered into certain forward contracts to hedge the purchase price on a portion of the Company’s externally purchased lead. Such contracts are effective through the fourth quarter of fiscal 2005. These contracts are accounted for as cash flow hedges, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted.

(8) REORGANIZATION ITEMS

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the unaudited condensed consolidated statements of operations.

	For the Three Months Ended		Successor Company For the Period May 6, 2004 to September 30, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Six Months Ended September 30, 2003
	Successor Company September 30, 2004	Predecessor Company September 30, 2003
Professional fees	$2,325	$15,236	$4,018	$18,515	$23,730
Employee costs	—	760	—	—	1,210
Interest income	—	(335)	—	(81)	(628)
Income from rejected contract	(600)	—	(600)	—	—

Total reorganization items, net	$1,725	$15,661	$3,418	$18,434	$24,312
Gain on settlement of liabilities subject to compromise and recapitalization (Note 4)	—	—	—	(1,558,839)	—
Fresh Start accounting adjustments (Note 4)	—	—	—	(228,371)	—

Loss (gain) on reorganization items	$1,725	$15,661	$3,418	$(1,768,776)	$24,312

Net cash paid for reorganization items during the three months ended September 30, 2004 and the period May 6, 2004 to September 30, 2004 (Successor Company) was $11,264 and $31,662, respectively. Net cash paid for the period April 1, 2004 to May 5, 2004 and the three and six months ended September 30, 2003 (Predecessor Company) was $6,074, $9,244 and $18,987, respectively.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income from rejected contract

In connection with the bankruptcy, the Company received $600 upon rejection of a contract providing retirement benefits to a former employee.

(9) LIABILITIES SUBJECT TO COMPROMISE

Under U.S. bankruptcy law, actions by creditors to collect indebtedness the Debtors owed prior to the Petition Date were stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. During the Chapter 11 proceedings the Debtors received approval from the Bankruptcy Court to pay certain pre-petition liabilities including certain employee salaries, wages and benefits and other obligations. All pre-petition liabilities of the Debtors were classified as liabilities subject to compromise in the unaudited condensed consolidated balance sheet of the Predecessor Company

Amounts that the Predecessor Company has recorded are in many instances different from amounts filed by the creditors. Differences between amounts scheduled by the Debtors and claims by creditors are being investigated and will be resolved in connection with the claims reconciliation process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. The ultimate resolution of these claims will be based upon the final plan of reorganization that was approved by the Bankruptcy Court. See Note 2.

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

Under the provisions of Fresh Start reporting, goodwill of the Predecessor Company was eliminated as of the Effective Date. The Company allocated reorganization value to the Company’s assets based upon their

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated fair values in accordance with SFAS 141. The estimated fair value of the Company’s identifiable intangible assets was based upon the work of independent appraisers as well as internal valuation estimates of future cash flows discounted at appropriate current rates. Identified intangible assets included tradenames and trademarks, customer relationships and technology. Identified intangible assets with finite lives are being amortized under the straight-line method over their applicable estimated useful lives, estimated to be between ten and forty years. The excess of reorganization value over the fair value of identified tangible and intangible net assets has been allocated to Goodwill of the Successor Company.

The Company completed its most recent annual impairment assessment of goodwill effective December 31, 2003, utilizing its updated five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. As a result of the comparison of the book carrying values of its reporting units, including goodwill, against these estimated fair values, the Company determined that no goodwill impairment charges were required. The fair values of goodwill and intangible assets reported in the Predecessor Company balance sheet as of the Effective Date were based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets at that time. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. An erosion of future business results in any of the Company’s business units could create impairment in goodwill or other long-lived assets and require a significant write-down in future periods. The Company will complete its next annual impairment assessment of goodwill effective December 31, 2004, including assessment of the long-term impact, if any, on the Company’s business plan of increases in lead costs, among other factors. In addition to utilizing estimated future cash flows, the Company will also have to consider the gap between the Company’s then current market capitalization and the book carrying value in its impairment assessment.

Summarized goodwill activity is as follows:

Goodwill, net at April 1, 2004—Predecessor Company	$527,705
Currency translation	(14,370)
Fresh Start elimination of Predecessor Company goodwill	(513,335)

Goodwill, net at May 5, 2004—Predecessor Company	—
Fresh Start adjustment—Successor Company	399,388

Goodwill, net at September 30, 2004—Successor Company	$399,388

The amounts of goodwill, net allocated to the Successor Company’s Transportation and Industrial Energy segments were approximately $239,633 and $159,755, respectively, at September 30, 2004.

At September 30, 2004 net intangible assets of the Successor Company included trademarks and tradenames of $56,331 which are not subject to amortization, trademarks and tradenames which are subject to amortization of $12,391, customer relationships which are subject to amortization of $104,136, as well as technology subject to amortization of $23,290. The gross amount of identified intangibles at September 30, 2004 was $198,893 and the related accumulated amortization was $2,745. Amortization expense was $1,695 and $2,745 for the three months ended September 30, 2004 and for the period May 6, 2004 to September 30, 2004, respectively. Annual amortization expense for each of the next five years is expected to be $6,600.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) INVENTORIES

Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	Successor Company September 30, 2004	Predecessor Company March 31, 2004
Raw materials	$68,849	$69,858
Work-in-process	81,854	79,006
Finished goods	288,621	265,652

	$439,324	$414,516

In connection with the adoption of Fresh Start reporting, inventories were stepped up to fair value resulting in an adjustment of $3,500, all of which was charged to cost of sales in the Successor Company’s condensed consolidated statement of operations for the period May 6, 2004 to September 30, 2004.

(12) OTHER ASSETS

Other assets consist of:

	Successor Company September 30, 2004	Predecessor Company March 31, 2004
Deposits	$12,243	$20,082
Pension assets	—	699
Capitalized software, net	9,643	13,490
Loan to affiliate	4,930	4,935
Other	9,433	5,961

	$36,249	$45,167

Deposits above principally represent amounts drawn and held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.

(13) DEBT

At September 30, 2004 and March 31, 2004, short-term borrowings of $13,662 and $8,624, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total long-term debt at September 30, 2004 comprised the following:

Successor Company September 30, 2004
Senior Secured Credit Facility	$515,773
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	39,554

Total	555,327
Less—current maturities	4,984

$550,343

Total debt at September 30, 2004 was $568,989.

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.

Total long-term debt at March 31, 2004 comprised the following:

Predecessor Company March 31, 2004
Debt Not Subject To Compromise:
Replacement DIP Credit Facility—Borrowings at LIBOR plus 3.75%	$331,618
Senior Secured Global Credit Facility (Europe)—Borrowings primarily at LIBOR plus 4.75% to 5.25%	274,956
9.125% Senior Notes (Deutsche mark denominated, due April 15, 2004)	110,082
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	41,083

Total debt not subject to compromise	757,739
Less—current maturities (included in total debt not subject to compromise above)	736,165

$21,574

Debt Subject To Compromise:
Senior Secured Global Credit Facility (U.S.)—Borrowings primarily at LIBOR plus 4.75% to 5.25%	$458,965
10% Senior Notes, due April 15, 2005	300,000
Convertible Senior Subordinated Notes, due December 15, 2005	321,132
Other	1,196

Total debt subject to compromise (Note 9)	$1,081,293

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.

Total debt at March 31, 2004 was $1,847,656 (including amounts subject to compromise).

Successor Company

In connection with the emergence from Chapter 11, the Successor Company entered into a $600,000 Credit Agreement which includes a $500,000 Multi-Currency Term Loan Facility and a $100,000 Multi-Currency

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Loan Facility including a letter of credit sub-facility of up to $40,000. The Revolving Loan Facility matures on May 5, 2009 while the Term Loan Facility, which includes quarterly principal payments beginning in September 2005, matures on May 5, 2010. The Term Loan Facility bears interest at LIBOR plus 3.5% per annum and EURO-LIBOR plus 4.0% per annum for the U.S. Dollar and Euro components, respectively. The Revolving Loan Facility bears interest at LIBOR plus 4.0% per annum. As of the Effective Date, the Company had $500,000 outstanding under the Term Loan Facility and had not drawn on the Revolving Loan Facility. Proceeds of the Term Loan Facility were used to finance the repayment of the Replacement DIP Credit Facility and to finance various costs and expenses associated with the exit financing and the Plan. Absent the refinancing described above, the Company would have required amendment of certain covenants under the Replacement DIP Credit Facility.

The Credit Agreement requires the Company to comply with financial covenants with respect to certain ratios and tests, as defined in the Credit Agreement, including interest coverage, leverage, EBITDAR, asset coverage and capital expenditures. Principally as a result of the dramatic increase in lead costs year on year and the resultant adverse impact upon the Company’s results, in November 2004 the Company was required to obtain amendments to certain financial covenants with respect to EBITDAR and leverage contained in the Credit Agreement. In addition, the Credit Agreement has been amended with respect to the treatment of proceeds from insurance recoveries. Although there can be no assurances, the Company believes, taking into account the November 2004 Credit Agreement amendments and based upon its updated financial forecasts and plans, that it will comply with these covenants for the foreseeable future. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement. If the Company were not able to maintain compliance with these covenants, it would have to consider additional actions, including refinancings, asset sales and further restructurings. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.

Total availability under the Credit Agreement as of September 30, 2004 was $57,957, reflecting $9,105 borrowed under the Revolving Loan Facility and the issuance of $32,938 outstanding letters of credit, principally to support certain environmental and workers’ compensation obligations of the Company.

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

(14) INTEREST EXPENSE, NET

Interest income of $573 and $1,264 is included in Interest expense, net for the three months ended September 30, 2004 and the period May 6, 2004 to September 30, 2004, respectively (Successor Company). Interest income of $21, $378 and $645 is included in Interest expense, net for the period April 1, 2004 to May 5, 2004 and the three and six months ended September 30, 2003, respectively (Predecessor Company). Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing is recorded in Reorganization items, net in the unaudited condensed consolidated statements of operations for the period April 1, 2004 to May 5, 2004 and the three and six months ended September 30, 2003. See Note 8.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets in accordance with SOP 90-7. Interest was accrued on certain pre-petition debt to the extent that the Company believed it was probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the period April 1, 2004 to May 5, 2004 and the three and six months ended September 30, 2003 was approximately $3,339, $10,574 and $20,811, respectively.

(15) OTHER (INCOME) EXPENSE, NET

Other (income) expense, net comprises:

	For the Three Months Ended		Successor Company For the Period May 6, 2004 to September 30, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Six Months Ended September 30, 2003
	Successor Company September 30, 2004	Predecessor Company September 30, 2003
Losses on sales of accounts receivable	$—	$2,886	$—	$—	$6,141
Net loss (gain) on asset sales	11	(129)	11	—	(3,304)
Equity income	(413)	(413)	(633)	(164)	(1,046)
Currency (gain) loss	3,846	(8,583)	4,952	6,283	(17,428)
Gain on revaluation of Warrants	(12,063)	—	(55,675)	—	—
Other	(542)	1,347	(692)	103	1,541

	$(9,161)	$(4,892)	$(52,037)	$6,222	$(14,096)

In the three months ended September 30, 2004 and the period May 6, 2004 to September 30, 2004, the Successor Company recognized unrealized gains on the revaluation of the Warrants. See Note 3.

In the three months ended September 30, 2004 and the period May 6, 2004 to September 30, 2004, the Successor Company recognized net currency losses, primarily from the remeasurement of U.S. dollar-denominated intercompany borrowings and Euro-denominated intercompany receivables in the United Kingdom.

In the period April 1, 2004 to May 5, 2004, the Predecessor Company recognized net currency losses, primarily from the remeasurement of U.S. dollar-denominated intercompany borrowings in the United Kingdom. In the three and six months ended September 30, 2003, the Predecessor Company recognized net currency gains, primarily from the remeasurement of U.S. dollar denominated borrowings in Europe.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) EMPLOYEE BENEFITS

The following sets forth the Components of the Company’s net periodic pension benefit cost:

	For the Three Months Ended		Successor Company For the Period May 6, 2004 to September 30, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Six Months Ended September 30, 2003
	Successor Company September 30, 2004	Predecessor Company September 30, 2003
Service cost	$2,565	$2,533	$4,319	$856	$5,066
Interest cost	8,428	8,084	14,064	2,798	16,168
Expected return on plan assets	(5,205)	(4,483)	(8,668)	(1,638)	(8,966)
Amortization	—	2,526	—	839	5,058

Net periodic benefit cost	$5,788	$8,660	$9,715	$2,855	$17,326

The following sets forth the components of the Company’s net periodic cost for other post-retirement benefits:

	For the Three Months Ended		Successor Company For the Period May 6, 2004 to September 30, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Six Months Ended September 30, 2003
	Successor Company September 30, 2004	Predecessor Company September 30, 2003
Service cost	$20	$18	$20	$—	$35
Interest cost	390	444	617	131	887
Amortization	—	(95)	—	(31)	(189)

Net periodic benefit cost	$410	$367	$637	$100	$733

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. The Company has received a tentative determination from the Internal Revenue Service (“IRS”) indicating that the IRS will grant a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation to secure such amounts and other customary conditions. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period. Based upon the temporary waiver, the Company expects its minimum future cash contributions will total approximately $180,000 to $200,000 from fiscal 2006 to fiscal 2010, including $33,000 in fiscal 2006.

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

Claims Reconciliation

Holders of general unsecured claims will receive collectively 2,500,000 shares of new common stock and Warrants to purchase 6,250,000 shares of new common stock at $32.11 per share, and approximately 13.4% of such new common stock and Warrants were initially reserved for distribution for disputed claims under the Plan’s claims reconciliation and allowance procedures. The Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and Warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and Warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of such objections.

On October 20, 2004, the Company made its second distribution of new common stock and Warrants. Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, and except as noted below in this Note 18, the Company believes the remaining reserve is reasonable and adequate, except to the extent discussed in this Note 18. To the extent the reserved shares of new common stock and Warrants are ultimately insufficient to provide payment for such outstanding claims, the Company may issue additional shares of new common stock and Warrants. In that event, the Company will also issue shares of new common stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

Historical Federal Plea Agreement

In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27,500 over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of the former officers. The payment terms of the plea agreement, which was accepted by the U.S. District Court for the Southern District of Illinois on February 27, 2002, are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. In 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27,900. The probation officer assigned to administer and monitor the Company’s compliance with the terms of the plea agreement recently contacted the Company and requested a letter from the Company describing the treatment of the government’s general unsecured claim against Exide Illinois pursuant to the terms of the Plan of Reorganization, and the Company complied with the request.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-Petition Litigation Settlements

The Company previously disclosed in its most recent Report on Form 10-K for fiscal year 2004 tentative settlements with various plaintiffs who alleged personal injury and/or property damage from the release of hazardous materials used in the battery manufacturing process prior to the Company’s filing for Chapter 11 bankruptcy protection. The Company has finalized a settlement of these claims, as well as claims they could have asserted against third parties who may have had claims of indemnification against the Company on a pre-petition or post-petition basis. The claims will be paid in new common stock and Warrants to be paid out of the reserve established under the claims reconciliation process. The terms of the settlement are still subject to approval of the Bankruptcy Court and appropriate state courts.

Legal Proceedings

In April 2003, the Company sold its Torrejon, Spain nickel-cadmium plant. The Torrejon courts are conducting an investigation of two petitions submitted to determine whether criminal charges should be filed for alleged endangerment of workers’ health at the former Torrejon plant. The petitions contain criminal allegations against former employees but only allegations of civil liability against the Company. The Company has retained counsel in the event that any charges ultimately are filed.

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

In October 2004, the U.S. Environmental Protection Agency (“EPA”), in the course of negotiating the government’s pre-petition claim with the Company, notified the Company of the possibility of additional cleanup costs associated with the remediation of the Hamburg, Pennsylvania properties of approximately $35,000. To date, the EPA has not made a formal claim for this amount or provided support for these estimates. Although the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company does not believe there is a basis for this claim, if the government proceeds with an action and prevails, the amounts of this claim, when added to all other reserved claims, could result in an inadequate reserve of new common stock and Warrants to resolve all such claims. In lieu of paying any increased costs in this manner, the Company would still retain the right to perform such cleanup activities, which would preserve the existing reserved common stock and Warrants discussed in this Note 18. Because the Company does not believe there is a basis for this claim and because of its pre-petition status, no provisions have been recorded in connection therewith.

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of September 30, 2004 and March 31, 2004, the amount of such reserves on the Company’s consolidated balance sheet was approximately $63,800 and $94,200, respectively. These reserves have been adjusted in Fresh Start reporting to the extent that the Company believes such obligations have been discharged under the Plan and to reflect the discounting of reserves, where appropriate under SOP 90-7. See Note 4. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

Guarantees

At September 30, 2004, the Company had outstanding letters of credit with a face value of $32,938 and surety bonds with a face value of $41,568. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached an agreement with the surety to maintain its current surety bonds through July 31, 2006. The agreement, as amended, requires the Company to increase the collateral held by the surety in several stages: forty percent collateralization of outstanding bonds within fifteen days of the Company closing its exit financing agreements; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. Collateral held by the surety in the form of letters of credit at September 30, 2004, pursuant to the terms of the agreement, was $29,185, or seventy percent of the face value of the surety bonds.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2004, bank guarantees with a face value of $17,199 were outstanding.

Warranty

The Company provides customers various warranty or return privileges in each of its segments. The estimated cost of warranty is recognized as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim date.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of changes in the Company’s consolidated warranty liability follows:

Predecessor Company
Balance at March 31, 2004	$58,668
Accrual for warranties provided during the period	4,390
Settlements made (in cash or credit) during the period	(4,305)
Currency translation	(665)

Balance at May 5, 2004	$58,088

Successor Company
Balance at May 5, 2004	$58,088
Accrual for warranties provided during the period	18,379
Settlements made (in cash or credit) during the period	(21,576)
Currency translation	940

Balance at September 30, 2004	$55,831

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

During the second quarter of fiscal 2005, the Successor Company recognized restructuring and impairment charges of $4,826, representing $3,583 for severance, $1,229 for related closure costs and $14 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to Corporate severance and headcount reductions in the Transportation segment in Europe. Approximately seventy positions have been eliminated in connection with the second quarter fiscal 2005 plans.

During the period May 6, 2004 through June 30, 2004, the Successor Company recognized restructuring and impairment charges of $2,447, representing $1,042 for severance, $1,321 for related closure costs and $84 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to Industrial segment consolidation efforts in Europe, the announced closure of the Company’s Casalnuovo, Italy Industrial facility, Corporate severance and headcount reductions in the Transportation segment in Europe. Twenty five positions have been eliminated in connection with the May 6, 2004 through June 30, 2004 period plans.

During the period April 1, 2004 through May 5, 2004, the Predecessor Company recognized restructuring and impairment charges of $602, representing $190 for severance, $394 for related closure costs and $18 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to Industrial segment consolidation efforts in Europe, the announced closure of the Company’s Casalnuovo, Italy Industrial facility, Corporate severance and headcount reductions in the Transportation segment in Europe. Five positions have been eliminated in connection with the April 1, 2004 through May 5, 2004 period plans.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized restructuring reserve activity follows:

	Severance Costs	Closure Costs	Total
Predecessor Company
Balance at March 31, 2004	$29,574	$12,925	$42,499
Charges, April 1, 2004 to May 5, 2004	190	394	584
Payments and currency translation	(4,900)	(1,556)	(6,456)

Balance at May 5, 2004	$24,864	$11,763	$36,627

	Severance Costs	Closure Costs	Total
Successor Company
Balance at May 5, 2004	$24,864	$11,763	$36,627
Charges, May 6, 2004 to September 30, 2004	4,625	2,550	7,175
Payments and currency translation	(16,645)	(3,228)	(19,873)

Balance at September 30, 2004	$12,844	$11,085	$23,929

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

(20) NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, while diluted net income (loss) per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net income per share of the Successor Company for the three months ended September 30, 2004 and the period May 6, 2004 to September 30, 2004. Options to purchase 3,925,000 shares of common stock and warrants to purchase 1,286,000 shares of common stock were outstanding during the period April 1, 2004 to May 5, 2004. These common stock equivalents were not included in the computation of diluted earnings per share of the Predecessor Company for the period April 1, 2004 to May 5, 2004 because the exercise prices of the options and warrants were greater than the average market price of the common shares and they would have an anti-dilutive effect. These options and warrants were cancelled upon emergence from bankruptcy. See Note 2. For the three and six months ended September 30, 2003, the Predecessor Company incurred a net loss, therefore, dilutive common stock equivalents were not used in the calculation of loss per share as they would have an anti-dilutive effect.

(21) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 addresses how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company adopted SFAS 150 as of July 1, 2003. See Note 3 regarding the accounting for the Company’s Warrants issued in connection with the Company’s Plan.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 31, 2004, the FASB issued an Exposure Draft, “Share Based Payment,” that addressed the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value based method. The proposed standard’s original effective date would have applied to awards that are granted, modified, or settled in cash in fiscal years beginning after December 15, 2004. On October 13, 2004, the FASB decided to delay the effective date of its proposed standard to interim or annual periods beginning after June 15, 2005. The FASB is expected to issue a final standard by December 31, 2004.

(22) SEGMENT INFORMATION

The Company has previously reported its results for three global business segments, Transportation, Motive Power and Network Power. Effective April 1, 2004, the Company consolidated Motive Power and Network Power into one business unit, Industrial Energy, coincident with organizational changes the Company enacted. The Company now manages, operates and reports its results for two global business segments, Transportation and Industrial Energy. Segment results for the three and six months ended September 30, 2003 have been reclassified to conform to the current presentation.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain asset information required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company’s operations.

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended September 30, 2004
	Transportation	Industrial Energy	Other (a)	Consolidated
Successor Company
Net sales	$404,369	$233,230	$—	$637,599
Gross profit	57,504	37,508	—	95,012
Income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(b)	10,597	1,834	(30,668)	(18,237)

	For the Three Months Ended September 30, 2003
	Transportation	Industrial Energy	Other (a)	Consolidated
Predecessor Company
Net sales	$370,600	$216,833	$—	$587,433
Gross profit	77,806	48,888	—	126,694
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(c)	38,663	10,590	(48,771)	482

	For the Period May 6, 2004 to September 30, 2004
	Transportation	Industrial Energy	Other (a)	Consolidated
Successor Company
Net sales	$648,014	$387,513	$—	$1,035,527
Gross profit	91,409	68,402	—	159,811
Income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(d)	17,909	8,700	(10,321)	16,288

	For the Period April 1, 2004 to May 5, 2004
	Transportation	Industrial Energy	Other (a)	Consolidated
Predecessor Company
Net sales	$134,226	$80,381	$—	$214,607
Gross profit	18,971	16,499	—	35,470
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(e)	3,104	3,521	(29,293)	(22,668)

	For the Six Months Ended September 30, 2003
	Transportation	Industrial Energy	Other (a)	Consolidated
Predecessor Company
Net sales	$727,915	$444,084	$—	$1,171,999
Gross profit	141,091	101,852	—	242,943
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle(f)	62,476	24,585	(101,199)	(14,138)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Other includes shared services and corporate expenses, interest expense, net, currency remeasurement loss (gain) and losses on sales of accounts receivable.
(b)	Includes restructuring charges of $2,883, $751 and $1,192 within Transportation, Industrial Energy and Other, respectively (see Note 19). Includes gain on revaluation of Warrants of $12,063 within Other.
(c)	Includes restructuring charges of $1,254, $2,942 and $631 within Transportation, Industrial Energy and Other, respectively (see Note 19).
(d)	Includes restructuring charges of $4,315, $1,627 and $1,331 within Transportation, Industrial Energy and Other, respectively (see Note 19). Includes gain on revaluation of Warrants of $55,675 within Other.
(e)	Includes restructuring charges of $419, $277 and $(94) within Transportation, Industrial Energy and Other, respectively (see Note 19).
(f)	Includes restructuring charges of $1,915, $4,504 and $893 within Transportation, Industrial Energy and Other, respectively (see Note 19).

(23) SUBSEQUENT EVENTS

On October 13, 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”) to provide incentives and awards to employees and directors of the Company, as well as certain consultants. Under the 2004 Plan, all employees are eligible to receive awards. The 2004 Plan permits the granting of options, restricted shares and performance awards. The maximum number of shares that the Company may issue is 3,125,000 for all awards, but not more than 850,000 shares for restricted share and performance awards. On October 13, 2004, the Company awarded 476,900 options and 90,400 shares of restricted stock to certain eligible employees.

Under the terms of the 2004 Plan, options are subject to a three-year vesting schedule and shares of restricted stock are subject to a five-year vesting schedule. The vesting schedules are subject to certain change in control provisions, including full vesting if an employee is terminated within 12 months of a change in control. The per share exercise price for the options was set at $15.82, which was calculated based on a 10-day trailing average closing price of the Company’s common stock as listed on the NASDAQ National Market immediately prior to the grant date.

Also, pursuant to the 2004 Plan and as part of their annual compensation, each non-employee member of the Company’s Board of Directors will receive 2,112 options valued at $20,000 and 1,264 shares of restricted stock valued at $20,000. Awards are subject to a one-year vesting period and will vest on October 13, 2005. In the event that a director whose term expires in 2005 is not re-elected at the Company’s annual meeting of shareholders in August 2005, such director’s options and restricted stock shall fully vest as of the date of the annual meeting. The per share exercise price for the options and the restricted stock price were calculated based on a 10-day trailing average closing price of the Company’s common stock as listed on the NASDAQ National Market immediately prior to the grant date.

The 2004 Plan and all awards granted thereunder are subject to shareholder approval at the Company’s annual meeting scheduled for August 2005. As a consequence, for accounting purposes the awards will not have a measurement date under SFAS No. 123, “Accounting for Stock-Based Compensation” until that time. As provided for in SFAS No. 123, the Company utilizes the intrinsic value method of expense recognition under APB Opinion No. 25.

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

Executive Overview

Business

The Company has previously reported its results for three global business segments, Transportation, Motive Power and Network Power. Effective April 1, 2004, the Company consolidated Motive Power and Network Power into one business unit, Industrial Energy, coincident with organizational changes the Company enacted. The Company now manages, operates and reports its results for two global business segments, Transportation and Industrial Energy. Segment results for the three and six months ended September 30, 2003 have been reclassified to conform to the current presentation.

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

Factors Which Affect the Company’s Financial Performance

Lead. Lead is the primary material by weight used in the manufacture of batteries, currently representing approximately one-third of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Since March 31, 2003, lead prices quoted on the

London Metal Exchange (“LME”) have increased from $457 per metric tonne to over $935 per metric tonne at September 30, 2004, a change of over 100%. At March 31, 2004, lead prices were $829 per metric tonne. To the extent the Company is unable to pass on these higher material costs to its customers, the Company’s financial performance and outlook would be adversely impacted.

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

Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the fiscal year ended March 31, 2004, approximately 53% of the Company’s net sales were generated in Europe.

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

First Half Fiscal 2005 Highlights and Outlook

The Company’s reported results for the first half of fiscal 2005 were impacted by two principal considerations: (i) the impact of Fresh Start accounting and reporting on the reported basis of the Company’s assets and liabilities, which were based upon enterprise values and reorganization values of approximately $1.5 billion and $2.7 billion, respectively and (ii) the impact of material increases in the price of lead, which is a primary component in the manufacture of batteries and makes up approximately one-third of the Company’s cost of goods sold. Since March 31, 2003, lead prices quoted on the LME have increased from $457 per metric tonne to over $935 per metric tonne at September 30, 2004, a change of over 100%. At March 31, 2004, lead prices were $829 per metric tonne.

In the North American market, the Company obtains 90% of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. This helps the Company in North America control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased, but not at the same rate as raw lead. Therefore the Company expects that the higher market price of lead with respect to North American manufacturing will nevertheless continue to have some impact on results. The Company has and continues to take selective pricing actions and secure higher spent battery return rates to help mitigate these risks.

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

The Debtors’ emergence from bankruptcy resulted in a new reporting entity, the Successor Company, as of the Effective Date. Consequently, the unaudited condensed consolidated financial statements for periods subsequent to the May 5, 2004 are not comparable with those of prior periods. All financial information as of and for all periods prior to May 5, 2004 is presented as pertaining to the Predecessor Company while all financial information after that date is presented as pertaining to the Successor Company. The unaudited condensed consolidated statements of operations reflect the results of the reorganization and Fresh Start adjustments in accordance with SOP 90-7 for the period April 1, 2004 to May 5, 2004 as Predecessor Company’s information. For purposes of discussion of results of operations below, the period April 1, 2004 through May 5, 2004 (Predecessor Company) has been combined with the period May 6, 2004 through September 30, 2004 (Successor Company).

Results of Operations

Three months ended September 30, 2004 compared with three months September 30, 2003

Overview

Net loss for the second quarter of fiscal 2005 was $17,101 versus the second quarter of fiscal 2004 net loss of $15,676. Second quarter fiscal 2005 results include restructuring costs of $4,826, reorganization items in connection with the bankruptcy of $1,725 and gain on revaluation of Warrants of $12,063. Second quarter fiscal 2004 results include restructuring costs of $4,827 and reorganization items in connection with the bankruptcy of $15,661. In addition, currency remeasurement (losses) gains of ($3,846) and $8,583, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the second quarter of fiscal 2005 and 2004, respectively.

Net Sales

Net sales were $637,599 in the second quarter of fiscal 2005 versus $587,433 in the second quarter of fiscal 2004. Currency positively impacted net sales in the second quarter of fiscal 2005 by approximately $29,400. Net sales were higher by approximately $15,000 as a result of lead related pricing actions.

Transportation net sales were $404,369 in the second quarter of fiscal 2005 versus $370,600 in the second quarter of fiscal 2004. Currency positively impacted Transportation net sales in the second quarter of fiscal 2005 by approximately $14,600. Third party lead sales revenues in North America for the second quarter of fiscal 2005 were $7,433 higher than the second quarter of fiscal 2004 due to rising lead prices with the balance of the increase principally attributable to lead related pricing actions.. Transportation revenues in North America increased slightly due to higher unit volumes, principally in the original equipment channel and higher average selling prices, while European volumes declined in the aftermarket channel. European selling prices for the second quarter of fiscal 2005 were higher than the second quarter of fiscal 2004, primarily from the effect of lead-related pricing adjustments.

Industrial Energy net sales in the second quarter of fiscal 2005 were $233,230 versus $216,833 in the second quarter of fiscal 2004. Currency positively impacted Industrial Energy net sales in the second quarter of fiscal 2005 by approximately $14,800. Lead related pricing actions were substantially offset by sales mix changes. Higher material handling application volumes in North America and Europe were partially offset by lower telecommunication market volumes and competitive pricing pressures in Europe within both the original equipment and aftermarket channels.

Gross Profit

Gross profit was $95,012 in the second quarter of fiscal 2005 versus $126,694 in the second quarter of fiscal 2004. Gross margin was 14.9% in the second quarter of fiscal 2005 and 21.6% in the second quarter of fiscal 2004. Currency positively impacted gross profit in the second quarter of fiscal 2005 by approximately $6,500. Gross profit in both of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were $932 dollars per metric tonne in the second quarter of fiscal 2005 versus $511 dollars per metric tonne in the second quarter of fiscal 2004), only partially being recovered by higher average selling prices. The estimated net impact on gross profit of higher lead costs not recovered through pricing actions was approximately $26,000. The Company therefore estimates that it recovered approximately thirty to forty percent of these higher lead costs through pricing and related actions during the second quarter of fiscal 2005. Cost of goods sold was also negatively impacted by higher depreciation and the step-up of inventories due to Fresh Start Reporting by approximately $5,000 and $900, respectively. The unfavorable effects of product sales mix in both of the Company’s business segments was offset partially by the effect of the Company’s headcount and cost reduction programs.

Transportation gross profit was $57,504 in the second quarter of fiscal 2005 versus $77,806 in the second quarter of fiscal 2004. Currency positively impacted Transportation gross profit in the second quarter of fiscal 2005 by approximately $4,000. The effect of higher lead costs only partially being recovered by higher average selling prices and higher costs of goods sold and depreciation due to Fresh Start reporting were partially offset by the impact of higher third party lead sales in North America due to increased lead prices. Gross margin was 14.2% in the second quarter of fiscal 2005 versus 21.0% in fiscal 2004.

Industrial Energy gross profit was $37,508 in the second quarter of fiscal 2005 versus $48,888 in the second quarter of fiscal 2004. Currency positively impacted Industrial Energy gross profit in the second quarter of fiscal 2005 by approximately $2,500. Gross profit was negatively impacted by competitive pricing pressures, particularly in the European markets, higher lead costs not being recovered through price increases and higher cost of goods sold and depreciation due to Fresh Start reporting offset partially by the impact of headcount and cost reduction programs. Gross margin was 16.1% in the second quarter of fiscal 2005 versus 22.5% in the second quarter of fiscal 2004.

Expenses

Expenses were $113,249 in the second quarter of fiscal 2005 versus $126,212 in the second quarter of fiscal 2004. Expenses included restructuring charges of $4,826 in the second quarter of fiscal 2005 and $4,827 in the second quarter of fiscal 2004. Excluding these items, expenses were $108,423 and $121,385 in the second quarters of fiscal 2005 and 2004, respectively. Stronger European currencies unfavorably impacted expenses by approximately $5,600 in the second quarter of fiscal 2005. The change in expenses was impacted by the following matters: (i) second quarter fiscal 2005 selling, marketing and advertising costs and general and administration costs were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) second quarter fiscal 2004 expenses include a $2,886 loss on the sale of receivables under the Company’s prior securitization facility, included in Other (income) expense, net; (iii) interest, net decreased $12,841 principally due to the debt discharge under the Company’s Plan of Reorganization; (iv) fiscal 2005 and fiscal 2004 second quarter expenses included currency remeasurement (losses) gains of ($3,846) and $8,583, respectively, included in Other (income) expense, net; and (v) second quarter fiscal 2005 expenses include a gain on revaluation of Warrants of $12,063 included in Other (income) expense, net.

Transportation expenses were $46,907 in the second quarter of fiscal 2005 versus $39,143 in the second quarter of fiscal 2004. Currency unfavorably impacted Transportation expenses in the second quarter of fiscal 2005 by approximately $1,900. The increase in expenses was primarily due to increased restructuring costs associated with headcount reduction programs in Europe, increased fuel costs and higher branch operating costs in North America.

Industrial Energy expenses were $35,674 in the second quarter of fiscal 2005 versus $38,298 in the second quarter of fiscal 2004. Currency unfavorably impacted Industrial Energy expenses in the second quarter of fiscal 2005 by approximately $1,700. The decrease in expenses was primarily due to the effects of cost-reduction programs, primarily through headcount reductions and lower restructuring costs in Europe.

Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement gains (losses), losses on sales of receivables and gains (losses) on revaluation of Warrants, were $30,668 in the second quarter of fiscal 2005 versus $48,771 in the second quarter of fiscal 2004. Fiscal 2005 and fiscal 2004 second quarter expenses included currency remeasurement (losses) gains of ($3,846) and $8,583, respectively. Fiscal 2005 second quarter expenses included a gain on revaluation of Warrants of $12,063. Currency unfavorably impacted unallocated expenses in the second quarter of fiscal 2005 by approximately $2,000. Corporate expenses were $27,474 and $30,216 in the second quarter of fiscal 2005 and fiscal 2004, respectively. The decrease was due to the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $11,411 in the second quarter of fiscal 2005 versus $24,252 in the second quarter of fiscal 2004. The decrease is principally due to the debt discharge under the Company’s Plan of Reorganization.

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($18,237), or (2.9)% of net sales in the second quarter of fiscal 2005 versus $482, or 0.1% of net sales in the second quarter of fiscal 2004, due to the items discussed above.

Transportation income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $10,597, or 2.6% of net sales in the second quarter of fiscal 2005 versus $38,663, or 10.4% of net sales in the second quarter of fiscal 2004, due to the items discussed above.

Industrial Energy income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $1,834, or 0.8% of net sales in the second quarter of fiscal 2005 versus $10,590, or 4.9% of net sales in the second quarter of fiscal 2004, due to the items discussed above.

Reorganization items

Reorganization items, net, represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited condensed consolidated statements of operations. Reorganization items in the second quarter of fiscal 2005 and 2004 were $1,725 and $15,661, respectively. These items comprise: professional fees including financial and legal services, employee retention costs for key members of management, costs and income associated with rejection of certain executory contracts, success fees payable to the Company’s advisors related to Chapter 11 bankruptcy emergence and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 8 to the unaudited condensed consolidated financial statements.

Income Taxes

In the second quarter of fiscal 2005, an income tax benefit of $2,874 was recorded on a pre-tax loss of $19,975. In the second quarter of fiscal 2004, an income tax provision of $748 was recorded on a pre-tax loss of $15,179. The effective tax rate was 14.4% and (4.9%) in the second quarter of fiscal 2005 and 2004, respectively. The effective tax rate for the second quarters of fiscal 2005 and fiscal 2004 were impacted by the generation of income in tax-paying jurisdictions, principally Europe, Australia and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S. and the United Kingdom.

Six months ended September 30, 2004 compared with six months ended September 30, 2003

Overview

Net income for the first half of fiscal 2005 was $1,765,090 versus the first half of fiscal 2004 net loss of $54,320. First half fiscal 2005 results include restructuring costs of $7,875, reorganization items in connection with the bankruptcy of $21,852, gain on discharge of liabilities subject to compromise of $1,558,839, gain on Warrants of $55,675, and gain on Fresh Start accounting adjustments of $228,371. First half fiscal 2004 results include restructuring costs of $7,312, reorganization items in connection with the bankruptcy of $24,312 and cumulative effect of change in accounting principle of $15,593. In addition, currency remeasurement (losses) gains of ($11,235) and $17,428, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the first half of fiscal 2005 and 2004, respectively.

Net Sales

Net sales were $1,250,134 in the first half of fiscal 2005 versus $1,171,999 in the first half of fiscal 2004. Currency positively impacted net sales in the first half of fiscal 2005 by approximately $51,200. Net sales were higher by approximately $19,000 as a result of lead related pricing actions.

Transportation net sales were $782,240 in the first half of fiscal 2005 versus $727,915 in the first half of fiscal 2004. Currency positively impacted Transportation net sales in the first half of fiscal 2005 by approximately $25,400. Third party lead sales revenues in North America for the first half of fiscal 2005 were $14,756 higher than first half of fiscal 2004 due to rising lead prices. With the balance of the increase principally attributable to lead related pricing actions. Transportation revenues in North America increased due to slightly higher unit volumes and higher average selling prices, while European volumes declined in both the original equipment and aftermarket channels. European selling prices for the first half of fiscal 2005 were higher than the first half of fiscal 2004, primarily from the effect of lead-related pricing adjustments.

Industrial Energy net sales in the first half of fiscal 2005 were $467,894 versus $444,084 in the first half of fiscal 2004. Currency positively impacted Industrial Energy net sales in the first half of fiscal 2005 by approximately $25,800. Lead related pricing actions were substantially offset by sales mix changes. Lower telecommunication market volumes and competitive pricing pressures in Europe within both the original equipment and aftermarket channels were partially offset by higher material handling application volumes in North America and Europe.

Gross Profit

Gross profit was $195,281 in the first half of fiscal 2005 versus $242,943 in the first half of fiscal 2004. Gross margin was 15.6% in the first half of fiscal 2005 and 20.7% in the first half of fiscal 2004. Currency positively impacted gross profit in the first half of fiscal 2005 by approximately $10,200. Gross profit in both of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were $872 dollars per metric tonne in the first half of fiscal 2005 versus $484 dollars per metric tonne in the first half of fiscal year 2004), only partially being recovered by higher average selling prices. The estimated net impact on gross profit of higher lead costs not recovered through pricing actions was approximately $40,000. The Company therefore estimates that it recovered approximately thirty to forty percent of these higher lead costs through pricing and related actions during the first half of fiscal 2005. Cost of goods sold was also negatively impacted by higher depreciation and the step-up of inventories due to Fresh Start Reporting by approximately $8,000 and $3,500, respectively. The unfavorable effects of product sales mix in both of the Company’s business segments was offset partially by the effect of the Company’s headcount and cost reduction programs.

Transportation gross profit was $110,380 in the first half of fiscal 2005 versus $141,091 in the first half of fiscal 2004. Currency positively impacted Transportation gross profit in the first half of fiscal 2005 by approximately $5,600. The effect of higher lead costs only partially being recovered by higher average selling prices, higher costs of goods sold and depreciation due to Fresh Start reporting, and the unfavorable effects of products sales mix in North America were partially offset by the impact of higher third party lead sales in North America due to increased lead prices. Gross margin was 14.1% in the first half of fiscal 2005 versus 19.4% in fiscal 2004.

Industrial Energy gross profit was $84,901 in the first half of fiscal 2005 versus $101,852 in the first half of fiscal 2004. Currency positively impacted Industrial Energy gross profit in the first half of fiscal 2005 by approximately $4,600. Gross profit was negatively impacted by competitive pricing pressures, particularly in the European markets, higher lead costs not being recovered through price increases and higher cost of goods sold and depreciation due to Fresh Start reporting offset partially by the impact of headcount and cost reduction programs. Gross margin was 18.1% in the first half of fiscal 2005 versus 22.9% in the first half of fiscal 2004.

Expenses

Expenses were $201,661 in the first half of fiscal 2005 versus $257,081 in the first half of fiscal 2004. Expenses included restructuring charges of $7,875 in the first half of fiscal 2005 and $7,312 in the first half of fiscal 2004. Excluding these items, expenses were $193,786 and $249,769 in the first half of fiscal 2005 and 2004, respectively. Stronger European currencies unfavorably impacted expenses by approximately $10,700 in the first half of fiscal 2005. The change in expenses was impacted by the following matters: (i) first half fiscal 2005 selling, marketing and advertising costs and general and administration costs were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) first half fiscal 2004 expenses include a $3,175 gain on the sale of the Company’s European non-lead battery assets and a $6,141 loss on the sale of receivables under the Company’s prior securitization facility, included in Other (income) expense, net; (iii) interest, net decreased $23,386 principally due to the debt discharge under the Company’s Plan of Reorganization; (iv) fiscal 2005 and fiscal 2004 first half expenses included currency remeasurement (losses) gains of ($11,235) and $17,428, respectively, included in Other (income) expense, net; and (v) first half fiscal 2005 expenses include a gain on revaluation of Warrants of $55,675 included in Other (income) expense, net.

Transportation expenses were $89,367 in the first half of fiscal 2005 versus $78,615 in the first half of fiscal 2004. Currency unfavorably impacted Transportation expenses in the first half of fiscal 2005 by approximately $3,200. The increase in expenses was primarily due to increased restructuring costs associated with headcount reduction programs in Europe, higher fuel costs and higher branch operating costs in North America.

Industrial Energy expenses were $72,680 in the first half of fiscal 2005 versus $77,267 in the first half of fiscal 2004. Currency unfavorably impacted Industrial Energy expenses in the first half of fiscal 2005 by approximately $3,500. The decrease in expenses was primarily due to the effects of cost-reduction programs, primarily through headcount reductions and lower restructuring costs in Europe.

Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains) and losses on sales of receivables, were $39,614 in the first half of fiscal 2005 versus $101,199 in the first half of fiscal 2004. Fiscal 2005 and fiscal 2004 first half expenses included currency remeasurement (losses) gains of ($11,235) and $17,428, respectively. Fiscal 2005 first half expenses included a gain on revaluation of Warrants of $55,675. Currency unfavorably impacted unallocated expenses in the first half of fiscal 2005 by approximately $4,000. Corporate expenses were $57,747 and $62,793 in the first half of fiscal 2005 and fiscal 2004, respectively. The decrease was due to the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $26,307 in the first half of fiscal 2005 versus $49,693 in the first half of fiscal 2004. The decrease is principally due to the debt discharge under the Company’s Plan of Reorganization.

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($6,380), or (0.5)% of net sales in the first half of fiscal 2005 versus ($14,138), or (1.2)% of net sales in the first half of fiscal 2004, due to the items discussed above.

Transportation income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $21,013, or 2.7% of net sales in the first half of fiscal 2005 versus $62,476, or 8.5% of net sales in the first half of fiscal 2004, due to the items discussed above.

Industrial Energy income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $12,221, or 2.6% of net sales in the first half of fiscal 2005 versus $24,585, or 5.5% of net sales in the first half of fiscal 2004, due to the items discussed above.

Reorganization items

Reorganization items, net, represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited condensed consolidated statements of operations. Reorganization items in the first half of fiscal 2005 and 2004 were $21,852 and $24,312, respectively. These items comprise: professional fees including financial and legal services, employee retention costs for key members of management, costs and income associated with rejection of certain executory contracts, success fees payable to the Company’s advisors related to Chapter 11 bankruptcy emergence and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 8 to the unaudited condensed consolidated financial statements.

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

Income Taxes

In the first half of fiscal 2005, an income tax benefit of $6,184 was recorded on pre-tax income of $1,758,906. In the first half of fiscal 2004, an income tax provision of $559 was recorded on a pre-tax loss of $38,450. The effective tax rate was (0.4%) and (1.5%) in the first half of fiscal 2005 and 2004, respectively. The effective tax rate for the first half of 2005 was impacted by the gain on discharge of liabilities subject to compromise of $1,558,839, which is exempt from tax in the United States and the non-taxable gain on Fresh Start accounting adjustments of $228,371. The effective tax rate for the first half of fiscal 2005 and fiscal 2004 were impacted by the generation of income in tax-paying jurisdictions, principally Europe, Australia and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S. and the United Kingdom. The effective tax rate for the first half of fiscal 2004 was also impacted by the $3,175 gain on the sale of the Company’s European non-lead battery assets, which was a non-taxable transaction.

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

The Credit Agreement requires the Company to comply with financial covenants with respect to certain ratios and tests, as defined in the Credit Agreement, including interest coverage, leverage, earnings before interest, taxes, depreciation, amortization and restructuring (“EBITDAR”), asset coverage and capital expenditures. Principally as a result of the dramatic increase in lead costs year on year and the resultant adverse impact upon the Company’s results, in November 2004 the Company was required to obtain amendments to certain financial covenants with respect to EBITDAR and leverage contained in the Credit Agreement. In addition, the Credit Agreement has been amended with respect to the treatment of proceeds from insurance recoveries. Although there can be no assurances, the Company believes, based upon its financial forecast and plans, that it will comply with these covenants for the foreseeable future. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement. If the Company were not able to maintain compliance with these covenants, it would have to consider additional actions, including refinancing, asset sales and further restructurings. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.

Total availability under the Credit Agreement as of November 12, 2004 and September 30, 2004 was $39,200 and $57,957, respectively. Availability decreased principally due to increased borrowings under the Revolving Loan Facility to fund working capital requirements.

At September 30, 2004, the Company had outstanding letters of credit with a face value of $32,938 and surety bonds with a face value of $41,568. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the surety to maintain its current surety bonds through July 31, 2006. The agreement, as amended, requires the Company to increase the collateral held by the surety in several stages: forty percent collateralization of outstanding bonds within fifteen days of the Company closing its exit financing agreements; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. Collateral held by the surety in the form of letters of credit at November 11, 2004, pursuant to the terms of the agreement, was $29,185, or seventy percent of the face value of the surety bonds.

Sources of Cash

The Company’s liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.

The Company generated $12,834 and $17,892 in cash from the sale of non-core businesses and other assets in the first half of fiscal 2005 and fiscal 2004, respectively. In the first half of fiscal 2004, the Company sold its European non-lead battery assets for proceeds of $16,300. Of this amount, $12,600 was held in escrow pursuant to the Company’s borrowing arrangements and was included in Restricted cash in the unaudited condensed consolidated balance sheet at March 31, 2004. Restrictions on these funds were removed following the Company’s emergence from Chapter 11 and the cash was used to fund working capital requirements and reduce debt. Other asset sales in both fiscal 2004 and fiscal 2005 principally relate to the sale of surplus land and buildings.

Cash flows provided by (used in) financing activities were $46,515 and $(24,205) in the first half of fiscal 2005 and fiscal 2004, respectively. Cash flows provided by financing activities in the first half of fiscal 2005 relate primarily to net borrowings from the Credit Agreement net of refinancing of the Predecessor Company’s Replacement DIP Credit Facility and repayment of the 9.125% Senior Notes, offset by financing costs incurred in conjunction with the Credit Agreement. Cash flows used in financing activities in the first half of fiscal 2004 relate primarily to net borrowings under the Predecessor Company’s DIP Credit Facility and repayments under the European asset securitization facility.

Total debt at September 30, 2004 was $568,989, as compared to $1,847,656 at March 31, 2004. See Note 13 to the unaudited condensed consolidated financial statements for the composition of such debt. On the Effective Date, indebtedness of the Debtors classified as subject to compromise, amounting to approximately $1,081,293, was discharged or exchanged for new common stock and Warrants, in accordance with the Plan. In addition, the Company’s European borrowings by non-debtor subsidiaries under the Predecessor Company’s Senior Secured Global Credit Facility were settled pursuant to the Plan.

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

Cash flows used in operating activities were $36,274 in the first half of fiscal 2005. This compares to cash flows provided by operating activities of $26,315 in the first half of fiscal 2004. Comparative cash flows were negatively impacted by the effect of higher lead costs and the resultant impact upon the Company’s working capital requirements and higher payments of accounts payable and accrued expenses, including restructuring costs and professional fees associated with the Company’s reorganization.

The Company expects that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2005 and fiscal 2006, including payment of remaining accrued restructuring costs of approximately $23,900 as of September 30, 2004. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity.

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. The Company has received a tentative determination from the Internal Revenue Service (“IRS”) indicating that the IRS will grant a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation to secure such amounts and other customary conditions. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period. Based upon the temporary waiver, the Company expects its minimum future cash contributions will total approximately $180,000 to $200,000 from fiscal 2006 to fiscal 2010, including $33,000 in fiscal 2006.

Prior to and during the Company’s Chapter 11 proceeding, the Company experienced a tightening of trade credit availability and terms. The Company expects improvement in its ability to obtain favorable trade credit terms following its emergence from Chapter 11.

Capital expenditures were $33,170 and $26,154 in the first half of fiscal 2005 and fiscal 2004, respectively.

Financial Instruments and Market Risk

The Company uses forward contracts to hedge certain currency exposures and certain lead purchasing requirements. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate currency and certain lead purchasing requirements in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not, and does not intend to enter into contracts for speculative purposes nor be a party to any leveraged instruments.

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

The Company also entered into various short-term forward contracts to hedge the Company’s exposure to foreign currency fluctuations from changes in the U.S. dollar value of intercompany loans from Exide Technologies, the U.S. parent, to its European subsidiaries.

During the second quarter fiscal 2005, the Company entered into certain forward contracts to hedge the purchase price of lead on a portion of the Company’s externally purchased lead. Such contracts are effective through the fourth quarter of fiscal 2005. These contracts are accounted for as cash flow hedges, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted.

Related Parties

The services of Lisa J. Donahue, Chief Restructuring Officer, until May 5, 2004 were provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and AP Services, LLC. Under the Services Agreement, the Company was charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, was compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provides for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which was retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during the first half of fiscal 2005 and 2004 under the Services Agreement were $4,926 and $5,241, respectively.

Other

On September 24, 2004, the Company experienced a fire at one of its facilities in Europe. While damage to the facility was contained, the Company expects that it will experience disruption to certain of its business operations and activities as production capacity is restored and is diverted to alternative sites. The Company expects that the financial impact of such business disruption will be substantially recovered through insurance coverage.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Changes to the quantitative and qualitative market risks as of September 30, 2004 are described in Management’s Discussion and Analysis—Liquidity and Capital Resources. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for further information.

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing interest and financing costs, (iv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (v) the realization of the tax benefits of the Company’s net operating loss carry forwards, of which is dependent upon future taxable income, (vi) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (vii) competitiveness of the battery markets in North America and Europe, (viii) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (ix) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions and currency exchange rate fluctuations, (x) the Company’s exposure to fluctuations in interest rates on its variable debt, (xi) general economic conditions, (xii) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, and (xiii) the Company’s reliance on a single supplier for its polyethylene battery separators.

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

Claims Reconciliation

Holders of general unsecured claims will receive collectively 2,500,000 shares of new common stock and Warrants to purchase 6,250,000 shares of new common stock at $32.11 per share, and approximately 13.4% of such new common stock and Warrants were initially reserved for distribution for disputed claims under the Plan’s claims reconciliation and allowance procedures. The Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and Warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and Warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of such objections.

On October 20, 2004, the Company made its second distribution of new common stock and Warrants. Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, and except as noted below in this Item 1, the Company believes the remaining reserve is reasonable and adequate. To the extent the reserved shares of new common stock and Warrants are ultimately insufficient to provide payment for such outstanding claims, the Company may issue additional shares of new common stock and Warrants. In that event, the Company will also issue shares of new common stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

Historical Federal Plea Agreement

In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27.5 million over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of the former officers. The payment terms of the plea agreement, which was accepted by the U.S. District Court for the Southern District of Illinois on February 27, 2002, are dependent upon the Company’s compliance with the plea agreement during the five-year probation period. Generally, the terms of the probation would permit the U.S. Government to reopen the case against the Company if the Company violates the terms of the plea agreement or other provisions of law. In 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27.9 million. The probation officer assigned to administer and monitor the Company’s compliance with the terms of the plea agreement recently contacted the Company and requested a letter from the Company describing the treatment of the government’s general unsecured claim against Exide Illinois pursuant to the terms of the Plan of Reorganization and the Company complied with this request.

Pre-Petition Litigation Settlements

The Company previously disclosed in its most recent Report on Form 10-K for fiscal year 2004 tentative settlements with various plaintiffs who alleged personal injury and/or property damage from the release of hazardous materials used in the battery manufacturing process prior to the Company’s filing for Chapter 11 bankruptcy protection. The Company has finalized a settlement of these claims, as well as claims they could have asserted against third parties who may have had claims of indemnification against the Company on a pre-petition or post-petition basis. The claims will be paid in new common stock and Warrants to be paid out of the reserve established under the claims reconciliation process. The terms of the settlement are still subject to approval of the Bankruptcy Court and appropriate state courts.

Legal Proceedings

In April 2003, the Company sold its Torrejon, Spain nickel-cadmium plant. The Torrejon courts are conducting an investigation of two petitions submitted to determine whether criminal charges should be filed for alleged endangerment of workers’ health at the former Torrejon plant. The petitions contain criminal allegations against former employees but only allegations of civil liability against the Company. The Company has retained counsel in the event that any charges ultimately are filed.

Environmental Matters

As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at ninety-four federally defined Superfund or state equivalent sites. At forty-four of these sites, the Company has paid its share of liability. The Company anticipates its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan.

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

In October 2004, the U.S. Environmental Protection Agency (“EPA”), in the course of negotiating the government’s pre-petition claim with the Company, notified the Company of the possibility of additional cleanup costs associated with the remediation of the Hamburg, Pennsylvania properties of approximately $35 million. To date, the EPA has not made a formal claim for this amount or provided support for these estimates. Although the Company does not believe there is a basis for this claim, if the government proceeds with an action and prevails, the amounts of this claim, when added to all other reserved claims, could result in an inadequate reserve of new common stock and Warrants to resolve all such claims. In lieu of paying any increased costs, the Company would still retain the right to perform such cleanup activities in this matter, which would preserve the existing reserved common stock and Warrants discussed in Note 18. Because the Company does not believe there is a basis for this claim and because of its pre-petition status, no provisions have been recorded in connection therewith.

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of September 30,

2004 and March 31, 2004, the amount of such reserves on the Company’s unaudited condensed consolidated balance sheet was approximately $63.8 million and $94.2 million. These reserves have been adjusted in Fresh Start reporting to the extent the Company believes such obligations have been discharged under the Plan and to reflect the discounting of reserves, where appropriate under SOP 90-7. See Note 4. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.3	First Amendment and Waiver to Credit Agreement, dated as of November 10, 2004, among Exide Technologies, a Delaware corporation, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of The Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent.

31.1	Certification of Craig H. Muhlhauser, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Timothy Gargaro, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ J. TIMOTHY GARGARO
J. Timothy Gargaro Executive Vice President and Chief Financial Officer Date: November 15, 2004

EXIDE TECHNOLOGIES

By:	/s/ IAN J. HARVIE
Ian J. Harvie Vice President and Corporate Controller Date: November 15, 2004