Form 10-Q
period 2004-12-31
EXIDE TECHNOLOGIES
filed 2005-02-14
CIK 813781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2004

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

As of February 10, 2005, 24,407,068 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

		Page
	PART I. FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS (UNAUDITED)	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 (SUCCESSOR COMPANY) AND THE THREE MONTHS ENDED DECEMBER 31, 2003 (PREDECESSOR COMPANY)	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD MAY 6, 2004 TO DECEMBER 31, 2004 (SUCCESSOR COMPANY), FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND THE NINE MONTHS ENDED DECEMBER 31, 2003 (PREDECESSOR COMPANY)	4

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 (SUCCESSOR COMPANY) AND MARCH 31, 2004 (PREDECESSOR COMPANY)	5

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD MAY 6, 2004 TO DECEMBER 31, 2004 (SUCCESSOR COMPANY), FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND THE NINE MONTHS ENDED DECEMBER 31, 2003 (PREDECESSOR COMPANY)	6

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	48

Item 4	CONTROLS AND PROCEDURES	48

	PART II. OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS	51

Item 2	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	53

Item 3	DEFAULTS UPON SENIOR SECURITIES	53

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	53

Item 5	OTHER INFORMATION	53

Item 6	EXHIBITS	53

SIGNATURES		54

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 (SUCCESSOR COMPANY) AND

THE THREE MONTHS ENDED DECEMBER 31, 2003 (PREDECESSOR COMPANY)

(Unaudited, in thousands, except per-share data)

	Successor Company for the Three Months Ended December 31, 2004	Predecessor Company for the Three Months Ended December 31, 2003
NET SALES	$727,902	$653,016
COST OF SALES	602,151	510,925

Gross profit	125,751	142,091

EXPENSES:
Selling, marketing and advertising	69,003	65,143
General and administrative	47,365	43,181
Restructuring and impairment (Note 19)	5,713	12,662
Goodwill Impairment (Note 10)	399,388	—
Other (income) expense, net (Note 15)	(5,005)	(20,619)
Interest expense, net (Note 14)	11,728	24,758

	528,192	125,125

Income (loss) before reorganization items, income taxes and minority interest	(402,441)	16,966
REORGANIZATION ITEMS, NET (Note 8)	2,236	21,605
INCOME TAX PROVISION (Note 24)	34,484	4,080
MINORITY INTEREST	(121)	604

Net loss	$(439,040)	$(9,323)

NET LOSS PER SHARE (Note 20)
Basic and Diluted	$(17.56)	$(0.34)

WEIGHTED AVERAGE SHARES
Basic and Diluted	25,000	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD MAY 6, 2004 TO DECEMBER 31, 2004 (SUCCESSOR COMPANY),

THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND

THE NINE MONTHS ENDED DECEMBER 31, 2003 (PREDECESSOR COMPANY)

(Unaudited, in thousands, except per-share data)

	Successor Company for the Period May 6, 2004 to December 31, 2004	Predecessor Company for the Period April 1, 2004 to May 5, 2004	Predecessor Company for the Nine Months Ended December 31, 2003
NET SALES	$1,763,429	$214,607	$1,825,015
COST OF SALES	1,477,867	179,137	1,439,981

Gross profit	285,562	35,470	385,034

EXPENSES:
Selling, marketing and advertising	178,617	24,504	195,036
General and administrative	108,601	17,940	127,460
Restructuring and impairment (Note 19)	12,986	602	19,974
Goodwill Impairment (Note 10)	399,388	—	—
Other (income) expense, net (Note 15)	(57,042)	6,222	(34,715)
Interest expense, net (Note 14)	29,165	8,870	74,451

	671,715	58,138	382,206

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	(386,153)	(22,668)	2,828
REORGANIZATION ITEMS, NET (Note 8)	5,654	18,434	45,917
FRESH START ACCOUNTING ADJUSTMENTS, NET (Note 4)	—	(228,371)	—
GAIN ON DISCHARGE OF LIABILITIES SUBJECT TO COMPROMISE (Note 4)	—	(1,558,839)	—
INCOME TAX PROVISION (BENEFIT) (Note 24)	30,782	(2,482)	4,639
MINORITY INTEREST	(75)	26	322

Net income (loss) before cumulative effect of change in accounting principle	(422,514)	1,748,564	(48,050)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 5)	—	—	15,593

Net income (loss)	$(422,514)	$1,748,564	$(63,643)

NET INCOME (LOSS) PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 20)
Basic and Diluted	$(16.90)	$63.86	$(1.75)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE (Note 20)
Basic and Diluted	$—	$—	$(0.57)

NET INCOME (LOSS) PER SHARE (Note 20)
Basic and Diluted	$(16.90)	$63.86	$(2.32)

WEIGHTED AVERAGE SHARES
Basic and Diluted	25,000	27,383	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per-share data)

	Successor Company December 31, 2004	Predecessor Company March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,081	$37,413
Restricted cash	2,005	15,469
Receivables, net of allowance for doubtful accounts of $26,044 and $24,433, respectively	715,839	667,026
Inventories (Note 11)	460,239	414,516
Prepaid expenses and other	24,832	24,372
Deferred financing costs, net	—	3,498
Deferred income taxes	36,917	34,035

Total current assets	1,265,913	1,196,329

PROPERTY, PLANT AND EQUIPMENT, NET	839,606	543,124

OTHER ASSETS:
Goodwill, net (Note 10)	—	527,705
Other intangibles, net (Note 10)	194,501	46,440
Investments in affiliates	6,922	6,695
Deferred financing costs, net	—	1,645
Deferred income taxes	43,552	104,703
Other (Note 12)	35,963	45,167

	280,938	732,355

Total assets	$2,386,457	$2,471,808

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Short-term borrowings (Note 13)	$17,308	$8,624
Current maturities of long-term debt (Note 13)	5,017	736,165
Accounts payable	342,334	295,987
Accrued expenses	378,223	425,947
Warrants liability (Note 3)	12,813	—

Total current liabilities	755,695	1,466,723
LONG-TERM DEBT (Note 13)	560,417	21,574
NONCURRENT RETIREMENT OBLIGATIONS	332,884	193,525
NONCURRENT DEFERRED TAX LIABILITY	98,018	—
OTHER NONCURRENT LIABILITIES	114,774	53,726
LIABILITIES SUBJECT TO COMPROMISE (Note 9)	—	1,481,120

Total liabilities	1,861,788	3,216,668

COMMITMENTS AND CONTINGENCIES (Note 18) MINORITY INTEREST	13,159	24,909

STOCKHOLDERS’ EQUITY (DEFICIT)
Predecessor Company common stock, $0.01 par value, 100,000 shares authorized, 27,383 shares issued and outstanding at March 31, 2004	—	274
Successor Company common stock, $0.01 par value, 25,000 shares authorized, 24,162 shares issued and outstanding at December 31, 2004	234	—
Additional paid-in capital	888,157	570,589
Retained earnings (Accumulated deficit)	(422,514)	(1,046,087)
Notes receivable—stock award plan	—	(665)
Accumulated other comprehensive income (loss)	45,633	(293,880)

Total stockholders’ equity (deficit)	511,510	(769,769)

Total liabilities and stockholders’ equity (deficit)	$2,386,457	$2,471,808

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Successor Company for the Period May 6, 2004 to December 31, 2004	Predecessor Company for the Period April 1, 2004 to May 5, 2004	Predecessor Company for the Nine Months Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(422,514)	$1,748,564	$(63,643)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities—
Depreciation and amortization	84,194	7,848	72,023
Impairment of Goodwill	399,388
Cumulative effect of change in accounting principle	—	—	15,593
Gain on discharge of liabilities subject to compromise	—	(1,558,839)	—
Fresh Start accounting adjustments, net	—	(228,371)	—
Unrealized gain on Warrants	(61,488)	—	—
Net loss (gain) on asset sales	1,227	—	(4,806)
Provision for doubtful accounts	2,167	473	4,825
Deferred income taxes	680	—	—
Non-cash provision for restructuring	108	18	56
Reorganization items, net	5,654	18,434	45,917
Insurance proceeds	2,143	—	—
Minority interest	(75)	26	322
Amortization of deferred financing costs	—	1,251	15,649
Changes in assets and liabilities, excluding effects of Fresh Start accounting, acquisitions and divestitures—
Receivables	(41,745)	45,924	33,381
Inventories	(12,408)	(10,873)	10,659
Prepaid expenses and other	(2,378)	286	(14,153)
Payables	32,464	(20,967)	(11,308)
Accrued expenses	(28,982)	(20,564)	(40,470)
Noncurrent liabilities	(3,443)	(294)	(4,361)
Other, net	31,360	9,898	(38,802)

Net cash provided by (used in) operating activities	(13,648)	(7,186)	20,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44,577)	(7,152)	(44,252)
Proceeds from sales of assets	20,962	2,800	19,538

Net cash used in investing activities	(23,615)	(4,352)	(24,714)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings	4,174	2,425	3,504
Repayments under 9.125% Senior Notes (Deutschemark denominated)	—	(110,082)	—
Borrowings under DIP Credit Facility	—	—	693,677
Repayments under DIP Credit Facility	—	—	(703,239)
Borrowings under Replacement DIP Credit Facility	—	121,258	—
Repayments under Replacement DIP Credit Facility	—	(452,875)	—
Borrowings under Senior Secured Credit Facility	168,593	500,000	—
Repayments under Senior Secured Credit Facility	(169,332)
European asset securitization		—	7,538
Increase (decrease) in other debt	(2,036)	(2,412)	1,120
Financing costs and other	(682)	(23,146)	(400)

Net cash provided by (used in) financing activities	717	35,168	2,200

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,031	(1,447)	5,420

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,515)	22,183	3,788
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	59,596	37,413	39,766

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,081	$59,596	$43,554

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(In thousands, except share and per-share data)

(Unaudited)

(1) BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles (“GAAP”), or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for further information. The financial information contained herein is unaudited.

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

The emergence from Chapter 11 resulted in a new reporting entity (the “Successor Company”) and adoption of Fresh Start accounting and reporting in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Fresh Start accounting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). Each liability existing at the Plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. Adoption of Fresh Start accounting has resulted in material adjustments to the historical carrying value of the Company’s assets and liabilities. The Company engaged an independent appraiser to assist in allocation of the reorganization value, including determination of the fair value of property and equipment and intangible assets. The fair values of the assets as determined by Fresh Start reporting were based on estimates of future cash flows. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. The excess of the reorganization value over the fair value of specific tangible and identified intangible net assets was allocated to goodwill.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of current borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 18. Principally as a result of the dramatic increase in lead costs year on year and the resultant adverse impact upon the Company’s results, in November 2004, the Company was required to obtain amendments to certain financial covenants with respect to earnings before interest, taxes, depreciation, amortization and restructuring (“EBITDAR”) and leverage contained in its Senior Secured Credit Facility (the “Credit Agreement”). Due to the fact that the Company failed to satisfy its leverage ratio covenant as of December 31, 2004 under the Credit Agreement, in February 2005, the Company received a waiver of the leverage ratio covenant from its lenders, as well as amendments relating to the Company’s proposed senior note offering. Although there can be no assurances, the Company believes, taking into account the Credit Agreement amendments and based upon its updated financial forecasts and plans, that it will comply with the covenants contained in its Credit Agreement for the foreseeable future.

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

(2) EMERGENCE FROM CHAPTER 11 BANKRUPTCY PROTECTION AND RECAPITALIZATION

The following is a summary of certain transactions which became operative on the Effective Date pursuant to consummation of the Plan.

•	Except to the extent otherwise provided in the Plan, all notes, instruments, certificates, and other documents evidencing (i) the Company’s 10% senior notes due 2005, (ii) the Company’s 2.9% convertible notes due 2005, (iii) equity interests in the Debtors, including, but not limited to, all issued, unissued, authorized or outstanding shares of stock, together with any Warrants, options or contract rights to purchase or acquire such interests at any time, were cancelled, and the obligations of the Debtors thereunder or in any way related thereto were discharged.

•	The Company agreed to issue (i) 25,000,000 shares of new common stock, par value $0.01 per share for distribution in accordance with the Plan, and (ii) warrants initially exercisable for 6,250,000 shares of new common stock (the “Warrants”). Pursuant to the terms of the Plan, the common stock and Warrants are to be distributed as follows:

•	holders of pre-petition Senior Secured Global Credit Facility claims received collectively 22,500,000 shares of new common stock; and

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	holders of general unsecured claims will receive collectively 2,500,000 shares of new common stock and Warrants to purchase 6,250,000 shares of new common stock at $32.11 per share, and approximately 13.4% of such new common stock and Warrants were initially reserved for distribution for disputed claims under the Plan’s claims reconciliation and allowance procedures.

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

(3) WARRANTS

In connection with the consummation of the Plan, the Company agreed to issue Warrants entitling the holders to purchase up to 6,250,000 shares of new common stock at an exercise price of $32.11 per share (the number of Warrants issuable being subject to adjustments allowed for by the claims reconciliation and allowance process set forth in the Plan.) The Warrants are exercisable through May 5, 2011. The exercise price, the number of shares purchasable upon the exercise of each Warrant and the number of Warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. The Company has accounted for the Warrants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Because the Warrant Agreement provides for a cash settlement upon a change in control under certain specified conditions, the Warrants have been accounted for and classified as a liability in the condensed consolidated balance sheet. Upon the adoption of Fresh Start reporting, on the Effective Date, May 5, 2004, the Warrants were valued using Black Scholes principles and ascribed a fair value of approximately $74,300, reflecting the enterprise value of the Company underlying the Plan. In accordance with EITF Issue No. 00-19 and SFAS 150, the Warrants have been marked-to-market at December 31, 2004 based upon quoted market prices. This mark-to-market resulted in recognition of unrealized gains of $5,813 and $61,488 for the three months ended December 31, 2004 and the period May 6, 2004 to December 31, 2004,

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively, which are reported in Other (income) expense in the condensed consolidated statements of operations. Future results of operations will be subject to volatility from changes in the market value of such Warrants.

(4) FRESH START REPORTING

The Company adopted Fresh Start reporting in accordance with SOP 90-7 upon emergence from bankruptcy on the Effective Date. Fresh Start accounting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with SFAS 141. Each liability existing at the plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. Adopting Fresh Start reporting resulted in material adjustments to the historical carrying values of the Company’s assets and liabilities. The estimated enterprise value of the Company of $1,500,000, which served as the basis for the Plan approved by the Bankruptcy Court, was used to determine the reorganization value, which was estimated at $2,729,404. The portion of reorganization value which could not be attributed to specific tangible or identified intangible assets was $399,388. In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, this amount was reported as Goodwill in the unaudited condensed consolidated balance sheet as of the Effective Date. Liabilities as of the Effective Date were stated at the present values of amounts to be paid. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table below provides a reconciliation of the Predecessor Company’s unaudited condensed consolidated balance sheet as of May 5, 2004 to that of the Successor Company on May 5, 2004, reflecting the reorganization and Fresh Start reporting adjustments:

	Predecessor Company	Debt Restructuring		Fresh Start Adjustments and Recapitalization		Successor Company
Current Assets:
Cash and cash equivalents	$35,617	$23,979	(5)	$—		$59,596
Restricted cash	16,043	—		—		16,043
Receivables, net	605,697	—		—		605,697
Inventories	416,968	—		2,458	(3)	419,426
Prepaid expenses and other	25,006	—		(2,517	)(3)	22,489
Deferred financing costs, net	—	3,322	(5)	(3,322	)(3)	—
Deferred income taxes	33,188	—		—		33,188

Total current assets	1,132,519	27,301		(3,381)		1,156,439
Property, plant and equipment, net	526,849	—		300,051	(3)	826,900
Goodwill	513,335	—		(113,947	)(4)	399,388
Other intangibles, net	46,347	—		152,546	(3)	198,893
Investments in affiliates	6,701	—		—		6,701
Deferred financing costs, net	—	19,824	(5)	(19,824	)(3)	—
Deferred income taxes	106,588	—		(11,609	)(3)	94,979
Other	46,576	—		(472	)(3)	46,104

Total assets	$2,378,915	$47,125		$303,364		$2,729,404

Current Liabilities:
Short-term borrowings	$10,805	$—		$—		$10,805
Current maturities of long-term debt	730,940	(727,068	)(1)	—		3,872
Accounts payable	268,149	(1,629	)(1)	—		266,520
Accrued expenses	404,284	(7,711	)(1)	2,293	(3)	398,866
Warrants liability	—	—		74,300	(2)	74,300

Total current liabilities	1,414,178	(736,408)		76,593		754,363
Long-term debt	32,872	500,000	(5)	—		532,872
Noncurrent retirement obligations	189,582	128,293	(1)	(487	)(3)	317,388
Other noncurrent liabilities	53,080	77,246	(1)	(17,405	)(3)	112,921
Noncurrent deferred tax liability	—	—		111,650	(3)	111,650
Liabilities subject to compromise	1,480,845	(1,480,845	)(1)	—		—

Total liabilities	3,170,557	(1,511,714)		170,351		1,829,194
Minority interest	24,363	—		(12,544	)(3)	11,819
Total stockholders’ equity (deficit)	(816,005)	1,558,839	(2)	145,557	(2)	888,391

Total liabilities and stockholders’ equity (deficit)	$2,378,915	$47,125		$303,364		$2,729,404

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of goodwill and intangible assets reported in the Successor Company’s unaudited condensed consolidated balance sheet as of the Effective Date were based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets.

Principally as a result of a continuing gap between the market value of the Company’s securities and the Company’s enterprise value under the Plan and a sustained increase in lead costs and the resultant impact upon the Company’s results and future projections, in the third quarter of fiscal 2005 the Company recognized a goodwill impairment charge in accordance with SFAS 142. See Note 10.

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

The adoption of SFAS 143 resulted in a charge, which is reflected in the unaudited condensed consolidated statement of operations for the nine months ended December 31, 2003 as a cumulative effect of change in accounting principle of $15,593, or $0.57 per share. The charge resulted from certain commitments made by the Predecessor Company in accordance with permit requirements for its North American lead recycling and hazardous waste facilities. The Company is obligated under these permits to undertake agreed-upon remediation and decommissioning activities in the event of a facility closure. The recorded asset retirement obligation is based upon estimated investigation, remediation and decommissioning costs. These estimates are determined through a combination of methods including outside estimates of likely expense and the Company’s historical experience in the management of these matters. Future findings or changes in estimates could result in either an increase or decrease in the asset retirement obligation.

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

DEBTORS’ CONDENSED COMBINED STATEMENT OF OPERATIONS

(Unaudited, in thousands)

	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Nine Months Ended December 31, 2003
NET SALES	$81,291	$720,164
COST OF SALES	67,578	585,711

Gross profit	13,713	134,453
EXPENSES:
Selling, marketing and advertising	8,456	73,032
General and administrative	6,045	50,435
Restructuring	65	2,251
Other (income) expense, net	1,306	(8,389)
Interest expense, net	6,238	42,619

Loss before reorganization items, income taxes and cumulative effect of change in accounting principle	(8,397)	(25,495)
REORGANIZATION ITEMS, net (Note 8)	18,434	43,374
INCOME TAX PROVISION	—	—

Net loss before cumulative effect of change in accounting principle	(26,831)	(68,869)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE 5)	—	15,593

Net loss	$(26,831)	$(84,462)

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Nine Months Ended December 31, 2003
CASH RECEIPTS:
Customer receipts	$86,245	$752,590
Other third party receipts	1,073	13,001
Borrowings under DIP Credit Facility	199,157	693,677
Intercompany receipts from non-Debtor entities	33,379	146,911

Total cash receipts	319,854	1,606,179

CASH DISBURSEMENTS:
Supplier payments	31,851	262,624
Repurchase of securitized accounts receivable	—	—
Financing costs, fees and interest	2,100	9,083
Capital expenditures	980	17,615
Freight and logistics	7,926	91,856
Leasing and rental costs	2,199	32,993
Payroll and benefits	30,404	250,405
Professional / consulting fees	7,064	39,120
Taxes	713	9,107
Utilities	3,360	44,527
Other disbursements	12,371	70,010
Intercompany loans to non-Debtor entities	146,360	79,762
Repayments under DIP Credit Facility	77,899	703,239

Total cash disbursements	323,227	1,610,341

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,373)	(4,162)
CASH AT BEGINNING OF PERIOD	6,530	8,434

CASH AT END OF PERIOD	$3,157	$4,272

(7) COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) and its components are as follows:

	For the Three Months Ended		Successor Company For the Period May 6, 2004 to December 31, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Nine Months Ended December 31, 2003
	Successor Company December 31, 2004	Predecessor Company December 31, 2003
Net income (loss)	$(439,040)	$(9,323)	$(422,514)	$1,748,564	$(63,643)
Change in cumulative translation adjustment	38,316	41,879	42,104	(7,591)	76,033
Additions and change in fair value of cash flow hedges	3,033	—	3,963	—	—
Reclassification to earnings of cash flow hedges	(151)	—	(434)	—	—

Total comprehensive income (loss)	$(397,842)	$32,556	$(376,881)	$1,740,973	$12,390

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has entered into certain forward contracts to hedge the purchase price on a portion of the Company’s externally purchased lead. Such contracts extend through the first quarter of fiscal 2006. These contracts are accounted for as cash flow hedges, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted.

(8) REORGANIZATION ITEMS

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the unaudited condensed consolidated statements of operations.

	For the Three Months Ended		Successor Company For the Period May 6, 2004 to December 31, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Nine Months Ended December 31, 2003
	Successor Company December 31, 2004	Predecessor Company December 31, 2003
Professional fees	$2,725	$20,979	$6,743	$18,515	$44,709
Employee costs	—	900		—	2,110
Preference Payments	(489)		(489)
Interest income	—	(274)		(81)	(902)
Income from rejected contract	—	—	(600)	—	—

Total reorganization items, net	$2,236	$21,605	$5,654	$18,434	$45,917
Gain on settlement of liabilities subject to compromise and recapitalization (Note 4)	—	—	—	(1,558,839)	—
Fresh Start accounting adjustments (Note 4)	—	—	—	(228,371)	—

Loss (gain) on reorganization items	$2,236	$21,605	$5,654	$(1,768,776)	$45,917

Net cash paid for reorganization items during the three months ended December 31, 2004 and the period May 6, 2004 to December 31, 2004 (Successor Company) was $2,305 and $33,967, respectively. Net cash paid for the period April 1, 2004 to May 5, 2004 and the three and nine months ended December 31, 2003 (Predecessor Company) was $6,074, $10,291 and $29,278, respectively.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest income

Interest income represents interest income earned by the Debtors as a result of assumed excess cash balances due to the Chapter 11 filing.

Income from rejected contract

In connection with the bankruptcy, the Company received $600 upon rejection of a contract providing retirement benefits to a former employee.

Preference Payments

In the three months ended December 31, 2004, the Successor Company received refunds of $489 related to payments made to suppliers by the Predecessor Company prior to the bankruptcy filing.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

Under the provisions of Fresh Start reporting, goodwill of the Predecessor Company was eliminated as of the Effective Date. The Company allocated reorganization value to the Company’s assets based upon their estimated fair values in accordance with SFAS 141. The estimated fair value of the Company’s identifiable intangible assets was based upon the work of independent appraisers as well as internal valuation estimates of future cash flows discounted at appropriate current rates. Identified intangible assets included tradenames and trademarks, customer relationships and technology. Identified intangible assets with finite lives are being amortized under the straight-line method over their applicable estimated useful lives, estimated to be between ten and forty years. The excess of reorganization value over the fair value of identified tangible and intangible net assets was allocated to Goodwill of the Successor Company.

The Company completed its most recent annual impairment assessment of goodwill effective December 31, 2004, utilizing its updated five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. The Company’s impairment assessment also considered the market value of the Company’s securities as of December 31, 2004. As a result of the comparison of the book carrying values of its reporting units, including goodwill, against these estimated fair values, the Company determined on a preliminary basis that goodwill was fully impaired and a write-down of the entire $399,388 balance of goodwill was required. The Company will complete its analysis and update its preliminary estimate during the fourth quarter.

Summarized goodwill activity is as follows:

Goodwill, net at April 1, 2004—Predecessor Company	$527,705
Currency translation	(14,370)
Fresh Start elimination of Predecessor Company goodwill	(513,335)

Goodwill, net at May 5, 2004—Predecessor Company	—
Fresh Start adjustment—Successor Company	399,388
Impairment	(399,388)

Goodwill, net at December 31, 2004—Successor Company	$—

At December 31, 2004 net intangible assets of the Successor Company included trademarks and tradenames of $56,331 which are not subject to amortization, trademarks and tradenames which are subject to amortization of $12,138, customer relationships which are subject to amortization of $103,037, as well as technology subject to amortization of $22,995. The gross amount of identified intangibles at December 31, 2004 was $198,893 and the related accumulated amortization was $4,392. Amortization expense was $1,647 and $4,392 for the three months ended December 31, 2004 and for the period May 6, 2004 to December 31, 2004, respectively. Annual amortization expense for each of the next five years is expected to be $6,600.

(11) INVENTORIES

Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	Successor Company December 31, 2004	Predecessor Company March 31, 2004
Raw materials	$70,392	$69,858
Work-in-process	83,203	79,006
Finished goods	306,644	265,652

	$460,239	$414,516

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the adoption of Fresh Start reporting, inventories were stepped up to fair value resulting in an adjustment of $3,500, all of which was charged to cost of sales in the Successor Company’s condensed consolidated statement of operations for the period May 6, 2004 to December 31, 2004.

(12) OTHER ASSETS

Other assets consist of:

	Successor Company December 31, 2004	Predecessor Company March 31, 2004
Deposits	$11,100	$20,082
Pension assets	—	699
Capitalized software, net	11,872	13,490
Loan to affiliate	4,930	4,935
Other	8,061	5,961

	$35,963	$45,167

Deposits above principally represent amounts drawn and held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.

(13) DEBT

At December 31, 2004 and March 31, 2004, short-term borrowings of $17,308 and $8,624, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum.

Total long-term debt at December 31, 2004 comprised the following:

Successor Company December 31, 2004
Senior Secured Credit Facility	$522,728
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	42,706

Total	565,434
Less—current maturities	5,017

$560,417

Total debt at December 31, 2004 was $582,742.

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.

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

The Credit Agreement requires the Company to comply with financial covenants with respect to certain ratios and tests, as defined in the Credit Agreement, including interest coverage, leverage, EBITDAR, asset coverage and capital expenditures. Principally as a result of the dramatic increase in lead costs year on year and the resultant adverse impact upon the Company’s results, in November 2004, the Company was required to obtain

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendments to certain financial covenants with respect to EBITDAR and leverage contained in the Credit Agreement. In addition, the Credit Agreement was amended with respect to the treatment of proceeds from insurance recoveries. Due to the fact that the Company failed to satisfy its leverage ratio covenant as of December 31, 2004 under the Credit Agreement, in February 2005, the Company received a waiver of the leverage ratio covenant from its lenders, as well as amendments relating to the Company’s proposed senior note offering. Although there can be no assurances, the Company believes, taking into account the Credit Agreement amendments and based upon its updated financial forecasts and plans, that it will comply with these covenants for the foreseeable future. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement. If the Company were not able to maintain compliance with these covenants, it would have to consider additional actions, including refinancings, asset sales and further restructurings. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.

Total availability under the Credit Agreement as of December 31, 2004 was $65,755, reflecting borrowings under the Revolving Loan Facility and the issuance of $32,888 outstanding letters of credit, principally to support certain environmental and workers’ compensation obligations of the Company.

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

(14) INTEREST EXPENSE, NET

Interest income of $113 and $1,377 is included in Interest expense, net for the three months ended December 31, 2004 and the period May 6, 2004 to December 31, 2004, respectively (Successor Company). Interest income of $21, $251 and $896 is included in Interest expense, net for the period April 1, 2004 to May 5, 2004 and the three and nine months ended December 31, 2003, respectively (Predecessor Company). Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing is recorded in Reorganization items, net in the unaudited condensed consolidated statements of operations for the period April 1, 2004 to May 5, 2004 and the three and nine months ended December 31, 2003. See Note 8.

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the unaudited condensed consolidated balance sheets in accordance with SOP 90-7. Interest was accrued on certain pre-petition debt to the extent that the Company believed it was probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the period April 1, 2004 to May 5, 2004 and the three and nine months ended December 31, 2003 was approximately $3,339, $10,241 and $31,052 respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) OTHER (INCOME) EXPENSE, NET

Other (income) expense, net comprises:

	For the Three Months Ended		Successor Company For the Period May 6, 2004 to December 31, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Nine Months Ended December 31, 2003
	Successor Company December 31, 2004	Predecessor Company December 31, 2003
Losses on sales of accounts receivable	$—	$3,168	$—	$—	$9,309
Net loss (gain) on asset sales	1,216	(1,502)	1,227	—	(4,806)
Equity income	(411)	(554)	(1,044)	(164)	(1,600)
Currency (gain) loss	(8,630)	(22,816)	(9,322)	6,283	(40,244)
Loss on revaluation of foreign currency forward contract	16,201	—	21,845	—	—
Gain on revaluation of Warrants	(5,813)	—	(61,488)	—	—
Other	(7,568)	1,085	(8,260)	103	2,626

	$(5,005)	$(20,619)	$(57,042)	$6,222	$(34,715)

In the three months ended December 31, 2004 and the period May 6, 2004 to December 31, 2004, the Successor Company recognized unrealized gains on the revaluation of the Warrants of $5,813 and $61,488, respectively. See Note 3.

In the three months ended December 31, 2004 and the period May 6, 2004 to December 31, 2004, the Successor Company recognized net currency gains of $8,630 and $9,322, primarily from the remeasurement of U.S. dollar-denominated borrowings under the European tranche of its Credit Agreement, partially offset by currency losses on Euro-denominated intercompany borrowings in the United Kingdom.

In the three months ended December 31, 2004 and the period May 6, 2004 to December 31, 2004, the Successor Company recognized net losses of $16,201 and $21,845, respectively, on the mark-to-market of a foreign currency forward contract. The contract has a maturity of May 9, 2005.

In the period April 1, 2004 to May 5, 2004, the Predecessor Company recognized net currency losses, primarily from the remeasurement of U.S. dollar-denominated intercompany borrowings in the United Kingdom. In the three and six months ended December 31, 2003, the Predecessor Company recognized net currency gains, primarily from the remeasurement of U.S. dollar denominated borrowings in Europe.

On September 24, 2004, the Company experienced a fire at one of its facilities in Europe. While damage to the facility was contained, the Company has experienced disruption to certain of its business operations and activities as the Company restores production capacity and diverts production to alternative sites. During the third quarter of fiscal 2005, the Company recognized $7,500 insurance recoveries, included in Other above. This represents partial reimbursement for both business interruption and replacement of property damaged by the fire. The Company expects that any further financial impact of such business disruption will be substantially recovered through insurance coverage.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Losses on sales of receivables represent expenses related to the Predecessor Company’s receivables sales facility in Europe.

(16) EMPLOYEE BENEFITS

The following sets forth the Components of the Company’s net periodic pension benefit cost:

	For the Three Months Ended		Successor Company For the Period May 6, 2004 to December 31, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Nine Months Ended December 31, 2003
	Successor Company December 31, 2004	Predecessor Company December 31, 2003
Service cost	$2,699	$2,533	$7,018	$856	$7,599
Interest cost	8,835	8,084	22,899	2,798	24,252
Expected return on plan assets	(5,415)	(4,483)	(14,083)	(1,638)	(13,449)
Amortization	—	2,529	—	839	7,587

Net periodic benefit cost (a)	$6,119	$8,663	$15,834	$2,855	$25,989

(a)	Excludes the cost of settlements of $516 in the three months ended December 31, 2004.

The following sets forth the components of the Company’s net periodic cost for other post-retirement benefits:

	For the Three Months Ended		Successor Company For the Period May 6, 2004 to December 31, 2004	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Nine Months Ended December 31, 2003
	Successor Company December 31, 2004	Predecessor Company December 31, 2003
Service cost	$23	$17	$43	$—	$52
Interest cost	399	443	1,016	131	1,330
Amortization	—	(94)	—	(31)	(283)

Net periodic benefit cost	$422	$366	$1,059	$100	$1,099

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”) within sixty days of such written notice to secure such waived amounts, as well as other customary conditions. On January 15, 2005, the Company submitted to the IRS a request for modification of its funding waiver application to secure an additional 60 days to negotiate an acceptable lien with the PBGC. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period. Based upon the temporary waiver, the Company expects its minimum future cash contributions will total approximately $180,000 to $200,000 from fiscal 2006 to fiscal 2010, including $33,000 in fiscal 2006.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On January 20, 2005, the Company made its third distribution of new common stock and Warrants. Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, and except as noted below in this Note 18, the Company believes the remaining reserve is reasonable and adequate, except to the extent discussed in this Note 18. To the extent the reserved shares of new common stock and Warrants are ultimately insufficient to provide payment for such outstanding claims, the Company may issue additional shares of new common stock and Warrants. In that event, the Company will also issue shares of new common stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

Historical Federal Plea Agreement

In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27,500 over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of the former officers. Generally, failure to comply

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the provisions of the plea agreement, including the obligation to pay the fine, would permit the U.S. Government to reopen the case against the Company. In 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27,900. Also, if the U.S. Government were to assert that the obligation to pay the fine was not discharged under the Plan of Reorganization, the Company could be required to pay it. The U.S. Attorney’s Office recently requested additional information regarding whether the Company adequately disclosed its financial condition at the time the plea agreement and the associated fine were approved by the U.S. District Court. The Company has supplied correspondence and other materials responsive to this request.

Pre-Petition Litigation Settlements

The Company previously disclosed in its most recent Report on Form 10-K for fiscal year 2004 tentative settlements with various plaintiffs who alleged personal injury and/or property damage from the release of hazardous materials used in the battery manufacturing process prior to the Company’s filing for Chapter 11 bankruptcy protection. The Company has finalized a settlement of these claims, as well as claims they could have asserted against third parties who may have had claims of indemnification against the Company on a pre-petition or post-petition basis. The claims will be paid in new common stock and Warrants to be paid out of the reserve established under the claims reconciliation process. The terms of the settlement are still subject to approval of appropriate state courts.

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

The Company’s Shanghai, China subsidiary, Exide Technologies (Shanghai) Company Limited (“Exide Shanghai”), has been the subject of an investigation by the Anti-Smuggling Bureau of the Shanghai Customs Administration (“Anti-Smuggling Bureau”). A report was submitted by the Anti-Smuggling Bureau to the Shanghai Municipal People’s Public Prosecutor’s Office, First Division (“Prosecutor’s Office”). The Prosecutor’s Office rejected the report and requested further investigation by the Anti-Smuggling Bureau. The results of the additional investigation are scheduled to be re-submitted to the Prosecutor’s Office on approximately February 18, 2005. The Company is awaiting the conclusion of the investigation.

Environmental Matters

As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 95 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged.

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

In October 2004, the U.S. Environmental Protection Agency (“EPA”), in the course of negotiating the government’s pre-petition claim with the Company, notified the Company of the possibility of additional cleanup costs associated with the remediation of the Hamburg, Pennsylvania properties of approximately $35,000. To date, the EPA has not made a formal claim for this amount or provided support for these estimates. Although the Company does not believe there is a basis for this claim, if the government proceeds with an action and prevails, the amounts of this claim, when added to all other reserved claims, could result in an inadequate reserve of new common stock and Warrants to resolve all such claims. The Company would still retain the right to perform and pay for such cleanup activities, which would preserve the existing reserved common stock and Warrants discussed in this Note 18. Because the Company does not believe there is a basis for this claim and because of its pre-petition status, no provisions have been recorded in connection therewith.

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of December 31, 2004 and March 31, 2004, the amount of such reserves on the Company’s consolidated balance sheet was approximately $62,900 and $94,200, respectively. These reserves have been adjusted in Fresh Start reporting to the extent that the Company believes such obligations have been discharged under the Plan and to reflect the discounting of reserves, where appropriate under SOP 90-7. See Note 4. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

Guarantees

At December 31, 2004, the Company had outstanding letters of credit with a face value of $32,888 and surety bonds with a face value of $39,564. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached an agreement with the surety to maintain its current surety bonds through July 31, 2006. The agreement, as amended, requires the Company to increase the collateral held by the surety in several stages: forty percent collateralization of outstanding bonds within fifteen days of the Company closing its exit financing agreements; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. Collateral held by the surety in the form of letters of credit at December 31, 2004, pursuant to the terms of the agreement, was $29,185.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2004, bank guarantees with a face value of $19,244 were outstanding.

Warranty

The Company provides customers various warranty or return privileges in each of its segments. The estimated cost of warranty is recognized as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim date.

A reconciliation of changes in the Company’s consolidated warranty liability follows:

Predecessor Company
Balance at March 31, 2004	$58,668
Accrual for warranties provided during the period	4,390
Settlements made (in cash or credit) during the period	(4,305)
Currency translation	(665)

Balance at May 5, 2004	$58,088

Successor Company
Balance at May 5, 2004	$58,088
Accrual for warranties provided during the period	30,384
Settlements made (in cash or credit) during the period	(40,285)
Currency translation	3,277

Balance at December 31, 2004	$51,464

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

During the third quarter of fiscal 2005, the Successor Company recognized restructuring and impairment charges of $5,713, representing $3,885 for severance costs, including a $516 loss on settlement of pension obligations at the Maple, Ontario plant, $1,818 for related closure costs and $10 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to Industrial Energy Europe consolidation efforts, the announced closure of the Company’s Casalnuovo, Italy Industrial Energy Europe facility, Corporate severance and headcount reductions in Transportation Europe. Approximately sixty positions have been eliminated in connection with the third quarter fiscal 2005 plans. For a discussion of the Company’s business segments, see Note 22.

During the second quarter of fiscal 2005, the Successor Company recognized restructuring and impairment charges of $4,826, representing $3,583 for severance, $1,229 for related closure costs and $14 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to corporate severance and headcount reductions in Transportation Europe. Approximately seventy positions have been eliminated in connection with the second quarter fiscal 2005 plans.

During the period May 6, 2004 through June 30, 2004, the Successor Company recognized restructuring and impairment charges of $2,447, representing $1,042 for severance, $1,321 for related closure costs and $84 for a

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to Industrial Energy Europe consolidation efforts, the announced closure of the Company’s Casalnuovo, Italy Industrial Energy Europe facility, Corporate severance and headcount reductions in Transportation Europe. Twenty five positions have been eliminated in connection with the May 6, 2004 through June 30, 2004 period plans.

During the period April 1, 2004 through May 5, 2004, the Predecessor Company recognized restructuring and impairment charges of $602, representing $190 for severance, $394 for related closure costs and $18 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to Industrial Energy Europe consolidation efforts, the announced closure of the Company’s Casalnuovo, Italy Industrial Energy Europe facility, Corporate severance and headcount reductions in Transportation Europe. Five positions have been eliminated in connection with the April 1, 2004 through May 5, 2004 period plans.

Summarized restructuring reserve activity follows:

	Severance Costs	Closure Costs	Total
Predecessor Company
Balance at March 31, 2004	$29,574	$12,925	$42,499
Charges, April 1, 2004 to May 5, 2004	190	394	584
Payments and currency translation	(4,900)	(1,556)	(6,456)

Balance at May 5, 2004	$24,864	$11,763	$36,627

	Severance Costs	Closure Costs	Total
Successor Company
Balance at May 5, 2004	$24,864	$11,763	$36,627
Charges, May 6, 2004 to December 31, 2004	8,510	4,368	12,878
Payments and currency translation	(26,691)	(6,045)	(32,736)

Balance at December 31, 2004	$6,683	$10,086	$16,769

Remaining expenditures principally represent (i) severance and related benefits payable, per employee agreements and regulatory requirements over periods up to three years (ii) lease commitments for certain closed facilities, branches and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms, over periods up to five years and (iii) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.

(20) NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, while diluted net income (loss) per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net income per share of the Successor Company for the three months ended December 31, 2004 and the period May 6, 2004 to December 31, 2004. Options to purchase 3,925,000 shares of common stock and warrants to purchase 1,286,000 shares of common stock were outstanding during the period April 1, 2004 to May 5, 2004. These common stock equivalents were not included in the computation of diluted earnings per share of the Predecessor Company for the period April 1, 2004 to May 5, 2004 because

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the exercise prices of the options and warrants were greater than the average market price of the common shares and they would have an anti-dilutive effect. These options and warrants were cancelled upon emergence from bankruptcy. See Note 2. For the three and nine months ended December 31, 2003, the Predecessor Company incurred a net loss, therefore, dilutive common stock equivalents were not used in the calculation of loss per share as they would have an anti-dilutive effect.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R effective July 1, 2005. The Company is currently assessing the impact SFAS 123R will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 effective July 1, 2005. The Company expects the adoption of SFAS 151 will not have a material impact on its financial position or results of operations.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

American Jobs Creation Act of 2004” (“FSP No. 109-1”), and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently assessing the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance from the United States Treasury is published.

(22) SEGMENT INFORMATION

The Company previously reported its results for three global business segments, Transportation, Motive Power and Network Power. Effective April 1, 2004, the Company consolidated Motive Power and Network Power into one business unit, Industrial Energy, coincident with organizational changes the Company enacted. In light of ongoing organizational changes, effective October 1, 2004, the Company split its two then-existing business units into separate geographic regions. The Company now reports its results for four business segments, Transportation North America, Transportation Europe and Rest of World (“ROW”), Industrial Energy North America and Industrial Energy Europe and ROW. Segment results for the three and nine months ended December 31, 2003 and the period April 1, 2004 to May 5, 2004 have been reclassified to conform to the current presentation. The Company will continue to evaluate its reporting segments pending the current changes and such future organizational changes that may take place.

The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.

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

The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief decision-maker monitors and manages the financial performance of these four business groups. Costs of shared services and other corporate costs are not allocated or charged to the business groups.

Certain asset information required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company’s operations.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended December 31, 2004
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Successor Company
Net Sales	$216,092	$242,694	$55,617	$213,499	$—	$727,902
Gross Profit	33,871	38,775	13,661	39,444	—	125,751
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (b)	(108,949)	(103,283)	(30,424)	(106,564)	(53,221)	(402,441)

	For the Three Months Ended December 31, 2003
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Predecessor Company
Net Sales	$204,642	$217,305	$49,870	$181,199	$—	$653,016
Gross Profit	39,852	48,987	11,858	41,394	—	142,091
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (c)	21,589	28,913	3,225	560	(37,321)	16,966

	For the Period May 6, 2004 to December 31, 2004
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Successor Company
Net Sales	$567,720	$539,080	$141,166	$515,463	$—	$1,763,429
Gross Profit	83,984	80,071	32,567	88,940	—	285,562
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (d)	(99,058)	(95,265)	(24,835)	(103,453)	(63,542)	(386,153)

	For the Period April 1, 2004 to May 5, 2004
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Predecessor Company
Net Sales	$75,299	$58,927	$19,193	$61,188	$—	$214,607
Gross Profit	11,121	7,850	4,775	11,724	—	35,470
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (e)	2,413	691	1,607	1,914	(29,293)	(22,668)

	For the Nine Months Ended December 31, 2003
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Predecessor Company
Net Sales	$611,132	$538,730	$154,333	$520,820	$—	$1,825,015
Gross Profit	112,068	117,862	35,904	119,200	—	385,034
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (f)	50,942	62,036	9,800	18,570	(138,520)	2,828

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Other includes shared services and corporate expenses, interest expense, net, currency remeasurement loss (gain) and losses on sales of accounts receivable.
(b)	Includes restructuring charges of $612, $3,150, $1,296 and $655 within Transportation North America, Transportation Europe and ROW, Industrial Energy Europe and ROW and Other, respectively (see Note 19). Includes gain on revaluation of Warrants of $5,813 within Other. Includes goodwill impairment charges of $122,061, $117,572, $37,384 and $122,371 within Transportation North America, Transportation Europe and ROW, Industrial Energy North America and Industrial Energy Europe and ROW, respectively. See Note 10.
(c)	Includes restructuring charges of $340, $775, $6, $10,166 and $1,375 within Transportation North America, Transportation Europe and ROW, Industrial Energy North America, Industrial Energy Europe and ROW and Other, respectively (see Note 19).
(d)	Includes restructuring charges of $844, $6,652, $2,614 and $2,876 within Transportation North America, Transportation Europe and ROW, Industrial Energy Europe and ROW and Other, respectively (see Note 19). Includes gain on revaluation of Warrants of $61,488 within Other. Includes goodwill impairment charges of $122,061, $117,572, $37,384 and $122,371 within Transportation North America, Transportation Europe and ROW, Industrial Energy North America and Industrial Energy Europe and ROW, respectively. See Note 10.
(e)	Includes restructuring charges of $65, $354, $277 and $(94) within Transportation North America, Transportation Europe and ROW, Industrial Energy Europe and ROW and Other, respectively (see Note 19).
(f)	Includes restructuring charges of $1,642, $1,389, $6, $14,670 and $2,267 within Transportation North America, Transportation Europe and ROW, Industrial Energy North America, Industrial Energy Europe and ROW and Other, respectively (see Note 19).

(23) STOCK GRANTS AND OPTIONS

On October 13, 2004, the Board of Directors adopted the 2004 Stock Incentive Plan (the “2004 Plan”) to provide incentives and awards to employees and directors of the Company, as well as certain consultants. Under the 2004 Plan, all employees are eligible to receive awards. The 2004 Plan permits the granting of options, restricted shares and performance awards. The maximum number of shares that the Company may issue is 3,125,000 for all awards, but not more than 850,000 shares for restricted share and performance awards. During the three months ended December 31, 2004, the Company awarded 486,900 options and 92,500 shares of restricted stock to certain eligible employees.

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

(24) INCOME TAXES

In connection with the recent update of the Company’s five-year business plan, including the impact of the sustained increase in lead costs, the Company re-evaluated the carrying value of certain deferred tax assets in its foreign jurisdictions during the third quarter of fiscal 2005. A $34,500 charge to adjust valuation allowances against previously recognized deferred tax assets was recorded and is included in income tax provision in the unaudited condensed consolidated statements of operations for the three months ended December 31, 2004 and the period May 6, 2004 to December 31, 2004.

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

Generally accepted accounting principles would suggest that results of the Predecessor Company and Successor Company should not be combined. However, in order to provide a meaningful comparison for purposes of the following discussion of results of operations, the results of the Predecessor Company for the period April 1, 2004 through May 5, 2004 have been combined with the results of the Successor Company for the period subsequent to emergence.

Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purpose of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-Q for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of legal contingencies, see Part II, Item 1. Legal Proceedings.

Executive Overview

Business

The Company has previously reported its results for three global business segments, Transportation, Motive Power and Network Power. Effective April 1, 2004, the Company consolidated Motive Power and Network Power into one business unit, Industrial Energy, coincident with organizational changes the Company enacted. In light of ongoing organizational changes, effective October 1, 2004, the Company split its two then-existing business units into separate geographic regions. The Company now reports its results for four business segments, Transportation North America, Transportation Europe and Rest of World (“ROW”), Industrial Energy North America and Industrial Energy Europe and ROW. Segment results for the three and nine months ended December 31, 2003 have been reclassified to conform to the current presentation. The Company will continue to evaluate its reporting segments pending the current changes and such future organizational changes that may take place.

The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.

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

The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief decision-maker monitors and manages the financial performance of these four business groups. Costs of shared services and other corporate costs are not allocated or charged to the business groups.

Factors Which Affect the Company’s Financial Performance

Lead. Lead is the primary material by weight used in the manufacture of batteries, currently representing approximately one-third of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases, both of which may cause customer demand for our products to be reduced and our revenues and gross margins to decline. Since March 31, 2003, lead prices quoted on the London Metal Exchange (“LME”) have increased from $457 per metric tonne to over $990 per metric tonne at December 31, 2004, a change of over 100%. At March 31, 2004, lead prices were $829 per metric tonne. To the extent the Company is unable to pass on these higher material costs to its customers, the Company’s financial performance and outlook would be adversely impacted.

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

Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the nine months ended December 31, 2004, approximately 54% of the Company’s net sales were generated in Europe. Further, approximately 69% of the Company’s aggregate accounts receivable and inventory as of December 31, 2004 were denominated in European currencies.

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

First Nine Months of Fiscal 2005 Highlights and Outlook

The Company’s reported results for the first nine months of fiscal 2005 were impacted by two principal considerations: (i) the impact of Fresh Start accounting and reporting on the reported basis of the Company’s assets and liabilities, which were based upon enterprise values and reorganization values of approximately $1.5 billion and $2.7 billion, respectively and (ii) the impact of material increases in the price of lead, which is a primary component in the manufacture of batteries and makes up approximately one-third of the Company’s cost of goods sold. Since March 31, 2003, lead prices quoted on the LME have increased from $457 per metric tonne to over $990 per metric tonne at December 31, 2004, a change of over 100%. At March 31, 2004, lead prices were $829 per metric tonne.

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

The Company believes that the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K (the “10-K”) for the fiscal year ended March 31, 2004 affect the preparation of its unaudited condensed consolidated financial statements. The reader of this report should refer to the 10-K for further information.

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

The Debtors’ emergence from bankruptcy resulted in a new reporting entity, the Successor Company, as of the Effective Date. Consequently, the unaudited condensed consolidated financial statements for periods subsequent to the May 5, 2004 are not comparable with those of prior periods. All financial information as of and for all periods prior to May 5, 2004 is presented as pertaining to the Predecessor Company while all financial information after that date is presented as pertaining to the Successor Company. The unaudited condensed consolidated statements of operations reflect the results of the reorganization and Fresh Start adjustments in accordance with SOP 90-7 for the period April 1, 2004 to May 5, 2004 as Predecessor Company’s information. For purposes of discussion of results of operations below, the period April 1, 2004 through May 5, 2004 (Predecessor Company) has been combined with the period May 6, 2004 through December 31, 2004 (Successor Company).

Results of Operations

Three months ended December 31, 2004 compared with three months ended December 31, 2003

Overview

Net loss for the third quarter of fiscal 2005 was $439,040 versus the third quarter of fiscal 2004 net loss of $9,323. Third quarter fiscal 2005 results include a goodwill impairment charge of $399,388, restructuring costs of $5,713, reorganization items in connection with the bankruptcy of $2,236, an income tax charge of $34,500 resulting from a change in valuation allowances and gain on revaluation of Warrants of $5,813. Third quarter fiscal 2004 results include restructuring costs of $12,662 and reorganization items in connection with the bankruptcy of $21,605. In addition, net currency remeasurement (losses) gains of $(7,571) and $22,816, primarily on U.S. dollar denominated debt in Europe and an outstanding foreign currency forward contract, have been recognized in Other (income) expense, net in the third quarter of fiscal 2005 and 2004, respectively.

Net Sales

Net sales were $727,902 in the third quarter of fiscal 2005 versus $653,016 in the third quarter of fiscal 2004. Currency positively impacted net sales in the third quarter of fiscal 2005 by approximately $36,200. Net sales were higher by approximately $24,700 as a result of lead related pricing actions.

Transportation North America net sales were $216,092 in the third quarter of fiscal 2005 versus $204,642 in the third quarter of fiscal 2004. Third party lead sales revenues in North America for the third quarter of fiscal 2005 were $4,660 higher than the third quarter of fiscal 2004 due to rising lead prices. Transportation North America net sales also increased due to higher unit volumes, principally in the original equipment channel and higher average selling prices from lead related pricing actions.

Transportation Europe and ROW net sales were $242,694 in the third quarter of fiscal 2005 versus $217,305 in the third quarter of fiscal 2004. Currency positively impacted net sales in the third quarter of fiscal 2005 by approximately $19,200. Average selling prices for the third quarter of fiscal 2005 were higher than the third quarter of fiscal 2004, primarily from the effect of lead-related pricing adjustments, while sales volumes declined in the aftermarket channel.

Industrial Energy North America net sales in the third quarter of fiscal 2005 were $55,617 versus $49,870 in the third quarter of fiscal 2004. The increase was primarily attributable to higher material handling applications, lead related pricing actions and recognition of $2,950 previously deferred income on a customer agreement under which the contract ended and the Company fulfilled its obligations in the third quarter of fiscal 2005.

Industrial Energy Europe and ROW net sales in the third quarter of fiscal 2005 were $213,499 versus $181,199 in the third quarter of fiscal 2004. Currency positively impacted net sales in the third quarter of fiscal 2005 by approximately $17,000. Higher material handling application volumes and higher average selling prices due to lead related pricing actions were partially offset by lower telecommunication market volumes, competitive pricing pressures in the original equipment and aftermarket channels and lost sales due to the interruption of business due to a fire at one of the Company’s manufacturing facilities.

Gross Profit

Gross profit was $125,751 or 17.3% of net sales in the third quarter of fiscal 2005 versus $142,091 or 21.8% of net sales in the third quarter of fiscal 2004. Currency positively impacted gross profit in the third quarter of fiscal 2005 by approximately $6,200. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were $959 per metric tonne in the third quarter of fiscal 2005 versus $634 per metric tonne in the third quarter of fiscal 2004), only partially being recovered by higher average selling prices. The estimated net impact on gross profit of higher lead costs not recovered through pricing actions was approximately $9,800. The Company therefore estimates that it recovered approximately sixty five to seventy percent of these higher lead costs through pricing and related actions during the third quarter of fiscal 2005. Cost of goods sold was also negatively impacted by higher depreciation due to Fresh Start Reporting by approximately $5,500.

Transportation North America gross profit was $33,871 or 15.7% of net sales in the third quarter of fiscal 2005 versus $39,852 or 19.5% of net sales in the third quarter of fiscal 2004. The effect of higher lead costs only partially recovered by higher average selling prices and higher costs of goods sold and depreciation due to Fresh Start reporting were partially offset by the impact of higher sales volumes and higher third party lead sales due to increased lead prices.

Transportation Europe and ROW gross profit was $38,775, or 16.0% of net sales in the third quarter of fiscal 2005 versus $48,987 or 22.5% of net sales in the third quarter of fiscal 2004. Currency positively impacted gross profit in the third quarter of fiscal 2005 by approximately $3,000. The decrease was primarily due to lower sales volumes, higher lead costs only partially recovered through higher selling prices and higher costs of goods sold and depreciation due to Fresh Start reporting.

Industrial Energy North America gross profit was $13,661 or 24.6% of net sales in the third quarter of fiscal 2005 versus $11,858 or 23.8% of net sales in the third quarter of fiscal 2004. Gross profit was higher primarily due to higher sales volume, previously deferred income on a customer agreement under which the Company fulfilled its obligations in the third quarter of fiscal 2005 and the impact of headcount and cost reduction programs, partially offset by higher lead costs not being recovered through price increases and higher cost of goods sold and depreciation due to Fresh Start reporting.

Industrial Energy Europe and ROW gross profit was $39,444 or 18.5% of net sales in the third quarter of fiscal 2005 versus $41,394 or 22.8% of net sales in the third quarter of fiscal 2004. Currency positively impacted Industrial Energy Europe and ROW gross profit in the second quarter of fiscal 2005 by approximately $3,200. Gross profit was negatively impacted by competitive pricing pressures, higher lead costs not being recovered through price increases, higher cost of goods sold and depreciation due to Fresh Start reporting and lost sales due to the interruption of business due to a fire at one of the Company’s manufacturing facilities offset partially by the impact of higher sales volume and headcount and cost reduction programs.

Expenses

Expenses were $528,192 in the third quarter of fiscal 2005 versus $125,125 in the third quarter of fiscal 2004. Expenses included a goodwill impairment charge of $399,388 in the third quarter of fiscal 2005 and restructuring charges of $5,713 in the third quarter of fiscal 2005 and $12,662 in the third quarter of fiscal 2004. Excluding these items, expenses were $123,091 and $112,463 in the third quarters of fiscal 2005 and 2004, respectively. Stronger foreign currencies unfavorably impacted expenses by approximately $6,500 in the third quarter of fiscal 2005. The change in expenses was impacted by the following matters: (i) third quarter fiscal 2005 selling, marketing and advertising costs and general and administration costs were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) third quarter fiscal 2004 expenses include a $3,168 loss on the sale of receivables under the Company’s prior securitization facility, included in Other (income) expense, net; (iii) interest, net decreased $13,030 principally due to the debt discharged under the Company’s Plan of Reorganization; (iv) fiscal 2005 and fiscal 2004 third quarter expenses included currency remeasurement gains of $8,630 and $22,816, respectively, included in Other (income) expense, net; (v) third quarter fiscal 2005 expenses include a loss on revaluation of a foreign currency forward contract of $16,201, included in Other (income) expense, net; (vi) third quarter fiscal 2005 expenses include a gain on revaluation of Warrants of $5,813, included in Other (income) expense, net; and (vii) third quarter fiscal 2005 expenses include recognition of $7,500 insurance recoveries and the resulting gain from the involuntary conversion of assets related to the interruption of business due to a fire at an Industrial Energy Europe and ROW manufacturing facility, included in Other (income) expense, net.

Transportation North America expenses were $142,820 in the third quarter of fiscal 2005 versus $18,263 in the third quarter of fiscal 2004. The increase in expenses was primarily due to a goodwill impairment charge of $122,061, increased fuel costs and higher branch operating costs.

Transportation Europe and ROW expenses were $142,058 in the third quarter of fiscal 2005 versus $20,074 in the third quarter of fiscal 2004. Currency unfavorably impacted Transportation Europe and ROW expenses in the third quarter of fiscal 2005 by approximately $2,600. The increase in expenses was primarily due to a goodwill impairment charge of $117,572, increased restructuring costs associated with headcount reduction programs in Europe and higher fuel and distribution costs.

Industrial Energy North America expenses were $44,085 in the third quarter of fiscal 2005 versus $8,633 in the third quarter of fiscal 2004. The increase in expenses was primarily due to a goodwill impairment charge of $37,384, partially offset by the effects of cost-reduction programs, primarily through headcount reductions.

Industrial Energy Europe and ROW expenses were $146,008 in the third quarter of fiscal 2005 versus $40,834 in the third quarter of fiscal 2004. Currency unfavorably impacted Industrial Energy Europe and ROW expenses in the third quarter of fiscal 2005 by approximately $1,900. The increase in expenses was primarily due to a goodwill impairment charge of $122,371, partially offset by the effects of cost-reduction programs, primarily through headcount reductions, and lower restructuring costs and the recognition of $7,500 insurance recoveries and the resulting gain from the involuntary conversion of assets related to the interruption of business due to a fire at one of the Company’s manufacturing facilities, included in Other (income) expense, net.

Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), losses on sales of receivables and losses (gains) on revaluation of Warrants, were $53,221 in the third quarter of fiscal 2005 versus $37,321 in the third quarter of fiscal 2004. Fiscal 2005 third quarter expenses included a loss on revaluation of a foreign currency forward contract of $16,201 and a gain on revaluation of warrants of $5,813. Fiscal 2005 and fiscal 2004 third quarter expenses included currency remeasurement gains of $8,630 and $22,816, respectively. Currency unfavorably impacted unallocated expenses in the third quarter of fiscal 2005 by approximately $2,000. Corporate expenses were $39,735 and $32,211 in the third quarter of fiscal 2005 and fiscal 2004, respectively. The increase was primarily due to costs associated with Sarbanes Oxley implementation and corporate severance costs, partially offset by the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $11,728 in the third quarter of fiscal 2005 versus $24,758 in the third quarter of fiscal 2004. The decrease is principally due to the debt discharged under the Company’s Plan of Reorganization.

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($402,441), or (55.3)% of net sales in the third quarter of fiscal 2005 versus $16,966, or 2.6% of net sales in the third quarter of fiscal 2004, due to the items discussed above.

Transportation North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($108,949), or (50.4)% of net sales in the third quarter of fiscal 2005 versus $21,589, or 10.5% of net sales in the third quarter of fiscal 2004, due to the items discussed above.

Transportation Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($103,283), or (42.6)% of net sales in the third quarter of fiscal 2005 versus $28,913, or 13.3% of net sales in the third quarter of fiscal 2004, due to the items discussed above.

Industrial Energy North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($30,424), or (54.7)% of net sales in the third quarter of fiscal 2005 versus $3,225, or 6.5% of net sales in the third quarter of fiscal 2004, due to the items discussed above.

Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($106,564), or (49.9)% of net sales in the third quarter of fiscal 2005 versus $560, or 0.3% of net sales in the third quarter of fiscal 2004, due to the items discussed above.

Reorganization items

Reorganization items, net, represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited condensed consolidated statements of operations. Reorganization items in the third quarter of fiscal 2005 and 2004 were $2,236 and $21,605, respectively. These items comprise: professional fees including financial and legal services, success fees payable to the Company’s advisors related to Chapter 11 bankruptcy emergence, employee retention costs for key members of management, income from refund of preference payments made to suppliers prior to the bankruptcy filing, income associated with rejection of certain executory contracts and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 8 to the unaudited condensed consolidated financial statements.

Income Taxes

In the third quarter of fiscal 2005, an income tax provision of $34,484 was recorded on a pre-tax loss of $404,677. In the third quarter of fiscal 2004, an income tax provision of $4,080 was recorded on a pre-tax loss of $4,639. The effective tax rate was (8.5)% and (87.9)% in the third quarter of fiscal 2005 and 2004, respectively. The effective tax rate for the third quarters of fiscal 2005 and fiscal 2004 were impacted by the generation of income in tax-paying jurisdictions, principally Europe, Australia and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S. and the United Kingdom. The effective tax rate for fiscal 2005 was impacted by the non-deductibility of the $399,388 goodwill impairment charge. The effective tax rate for the third quarter of fiscal 2005 was also impacted by the recognition of $34,500 valuation allowances on tax benefits generated from current year and prior year losses and certain deductible temporary differences in France based on the Company’s assessment that it is more likely than not that the related tax benefits will now not be realized.

Nine months ended December 31, 2004 compared with nine months ended December 31, 2003

Overview

Net income for the nine months of fiscal 2005 was $1,326,050 versus net loss for the nine months of fiscal 2004 of $63,643. The nine months of fiscal 2005 results include a goodwill impairment charge of $399,388, restructuring costs of $13,588, reorganization items in connection with the bankruptcy of $24,088, an income tax charge of $34,500 resulting from a change in valuation allowances, gain on discharge of liabilities subject to compromise of $1,558,839, gain on Warrants of $61,488 and gain on Fresh Start accounting adjustments of $228,371. The nine months fiscal 2004 results include restructuring costs of $19,974, reorganization items in connection with the bankruptcy of $45,917 and cumulative effect of change in accounting principle of $15,593. In addition, net currency remeasurement (losses) gains of $(18,806) and $40,244, primarily on U.S. dollar denominated debt in Europe and an outstanding foreign currency forward contract, have been recognized in Other (income) expense, net in the nine months of fiscal 2005 and 2004, respectively.

Net Sales

Net sales were $1,978,036 in the nine months of fiscal 2005 versus $1,825,015 in the nine months of fiscal 2004. Currency positively impacted net sales in the nine months of fiscal 2005 by approximately $87,400. Net sales were higher by approximately $43,700 as a result of lead related pricing actions.

Transportation North America net sales were $643,019 in the nine months of fiscal 2005 versus $611,132 in the nine months of fiscal 2004. Third party lead sales revenues for the nine months of fiscal 2005 were $19,416 higher than the nine months of fiscal 2004 due to rising lead prices. Transportation North America net sales also increased due to higher unit volumes, principally in the original equipment channel and higher average selling prices from lead related pricing actions.

Transportation Europe and ROW net sales were $598,007 in the nine months of fiscal 2005 versus $538,730 in the nine months of fiscal 2004. Currency positively impacted Transportation net sales in the nine months of fiscal 2005 by approximately $44,600. European selling prices for the nine months of fiscal 2005 were higher than the nine months of fiscal 2004, primarily from the effect of lead-related pricing adjustments, partially offset by the impact of lower sales volumes in the original equipment and aftermarket channels.

Industrial Energy North America net sales in the nine months of fiscal 2005 were $160,359 versus $154,333 in the nine months of fiscal 2004. The increase was primarily due to higher material handling application volumes, lead related pricing actions and the recognition of $2,950 previously deferred income on a customer agreement under which the Company fulfilled its obligations in the third quarter of fiscal 2005.

Industrial Energy Europe and ROW net sales in the nine months of fiscal 2005 were $576,651 versus $520,820 in the nine months of fiscal 2004. Currency positively impacted Industrial Energy Europe and ROW net sales in the nine months of fiscal 2005 by approximately $42,800. Higher material handling application volumes and higher average selling prices due to lead related pricing actions were partially offset by lower telecommunication market volumes and competitive pricing pressures within both the original equipment and aftermarket channels.

Gross Profit

Gross profit was $321,032 in the nine months of fiscal 2005 versus $385,034 in the nine months of fiscal 2004. Gross margin was 16.2% in the nine months of fiscal 2005 and 21.1% in the nine months of fiscal 2004. Currency positively impacted gross profit in the nine months of fiscal 2005 by approximately $16,400. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were $901 dollars per metric tonne in the nine months of fiscal 2005 versus $534 dollars per metric tonne in the nine months of fiscal 2004), only partially being recovered by higher average selling prices. The estimated net impact on gross profit of higher lead costs not recovered through pricing actions was approximately $49,800. The Company therefore estimates that it recovered approximately fifty percent of these higher lead costs through pricing and related actions.

Transportation North America gross profit was $95,105 or 14.8% of net sales in the nine months of fiscal 2005 versus $112,068 or 18.3% of net sales in the nine months of fiscal 2004. The effect of higher lead costs only partially being recovered by higher average selling prices, higher costs of goods sold and depreciation due to Fresh Start reporting, and the unfavorable effects of products sales mix were partially offset by the impact of slightly higher sales volumes and higher third party lead sales due to increased lead prices.

Transportation Europe and ROW gross profit was $87,921 or 14.7% of net sales in the nine months of fiscal 2005 versus $117,862 or 21.9% of net sales in the nine months of fiscal 2004. Currency positively impacted Transportation Europe and ROW gross profit in the nine months of fiscal 2005 by approximately $8,600. The decrease was primarily due to lower sales volumes, higher lead costs only partially recovered through higher selling prices and higher costs of goods sold and depreciation due to Fresh Start reporting.

Industrial Energy North America gross profit was $37,342 or 23.3% of net sales in the nine months of fiscal 2005 versus $35,904 or 23.3% of net sales in the nine months of fiscal 2004. Gross profit was higher primarily due to higher sales volume, previously deferred income on a customer agreement under which the Company fulfilled its obligations in the third quarter of fiscal 2005 and the impact of headcount and cost reduction programs, partially offset by higher lead costs not being recovered through price increases and higher cost of goods sold and depreciation due to Fresh Start reporting.

Industrial Energy Europe and ROW gross profit was 100,664 or 17.5% of net sales in the nine months of fiscal 2005 versus $119,200 or 22.9% of net sales in the nine months of fiscal 2004. Currency positively impacted Industrial Energy Europe and ROW gross profit in the nine months of fiscal 2005 by approximately $7,800. Gross profit was negatively impacted by competitive pricing pressures, higher lead costs not being recovered through price increases and higher cost of goods sold and depreciation due to Fresh Start reporting offset partially by the impact of higher sales volume and headcount and cost reduction programs.

Expenses

Expenses were $729,853 in the nine months of fiscal 2005 versus $382,206 in the nine months of fiscal 2004. Expenses included a goodwill impairment charge of $399,388 in the nine months of fiscal 2005 and restructuring charges of $13,588 in the nine months of fiscal 2005 and $19,974 in the nine months of fiscal 2004. Excluding these items, expenses were $316,877 and $362,232 in the nine months of fiscal 2005 and 2004, respectively. Stronger foreign currencies unfavorably impacted expenses by approximately $17,200 in the nine months of fiscal 2005. The change in expenses was impacted by the following matters: (i) nine months of fiscal 2005 selling, marketing and advertising costs and general and administration costs were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) nine months of fiscal 2004 expenses include a $3,175 gain on the sale of the Company’s European non-lead battery assets and a $9,309 loss on the sale of receivables under the Company’s prior securitization facility, included in Other (income) expense, net; (iii) interest, net decreased $36,416 principally due to the debt discharged under the Company’s Plan of Reorganization; (iv) fiscal 2005 and fiscal 2004 nine months expenses included currency remeasurement gains of $3,039 and $40,244, respectively, included in Other (income) expense, net; (v) nine months of fiscal 2005 expenses include a loss on revaluation of a foreign currency forward contract of $21,845, included in Other (income) expense, net; (vi) nine months of fiscal 2005 expenses include a gain on revaluation of Warrants of $61,488 included in Other (income) expense, net; and (vii) nine months of fiscal 2005 expenses include recognition of $7,500 insurance recoveries and the resulting gain from the involuntary conversion of assets related to the interruption of business due to a fire at an Industrial Energy Europe and ROW manufacturing facility, included in Other (income) expense, net.

Transportation North America expenses were $191,750 in the nine months of fiscal 2005 versus $61,126 in the nine months of fiscal 2004. The increase in expenses was primarily due to a goodwill impairment charge of $122,061, increased fuel costs and higher branch operating costs.

Transportation Europe and ROW expenses were $182,495 in the nine months of fiscal 2005 versus $55,826 in the nine months of fiscal 2004. Currency unfavorably impacted expenses in the nine months of fiscal 2005 by approximately $5,800. The increase in expenses was primarily due to a goodwill impairment charge of $117,572, increased restructuring costs associated with headcount reduction programs and higher fuel and distribution costs.

Industrial Energy North America expenses were $60,570 in the nine months of fiscal 2005 versus $26,104 in the nine months of fiscal 2004. The increase in expenses was primarily due to a goodwill impairment charge of $37,384, partially offset by the effects of cost-reduction programs, primarily through headcount reductions.

Industrial Energy Europe and ROW expenses were $202,203 in the nine months of fiscal 2005 versus $100,630 in the nine months of fiscal 2004. Currency unfavorably impacted expenses in the nine months of fiscal 2005 by approximately $5,400. The increase in expenses was primarily due to a goodwill impairment charge of $122,371, partially offset by the effects of cost-reduction programs, primarily through headcount reductions, and lower restructuring costs and the recognition of $7,500 insurance recoveries and the resulting gain from the involuntary conversion of assets related to the interruption of business due to a fire at one of the Company’s manufacturing facilities, included in Other (income) expense, net.

Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), losses on sales of receivables and losses (gains) on revaluation of Warrants were $92,835 in the nine months of fiscal 2005 versus $138,520 in the nine months of fiscal 2004. Fiscal 2005 nine months expenses included a loss on revaluation of a foreign currency forward contract of $21,845 and a gain on revaluation of Warrants of $61,488. Fiscal 2005 and fiscal 2004 nine months expenses included currency remeasurement gains of $3,039 and $40,244, respectively. Currency unfavorably impacted unallocated expenses in the nine months of fiscal 2005 by approximately $6,000. Corporate expenses were $97,482 and $95,004 in the nine months of fiscal 2005 and fiscal 2004, respectively. The increase was primarily due to unfavorable currency impact, costs associated with Sarbanes Oxley implementation and corporate severance costs, partially offset by the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $38,035 in the nine months of fiscal 2005 versus $74,451 in the nine months of fiscal 2004. The decrease is principally due to the debt discharged under the Company’s Plan of Reorganization.

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($408,821), or (20.7)% of net sales in the nine months of fiscal 2005 versus $2,828, or 0.2% of net sales in the nine months of fiscal 2004, due to the items discussed above.

Transportation North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($96,645), or (15.0)% of net sales in the nine months of fiscal 2005 versus $50,942, or 8.3% of net sales in the nine months of fiscal 2004, due to the items discussed above.

Transportation Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($94,574), or (15.8)% of net sales in the nine months of fiscal 2005 versus $62,036, or 11.5% of net sales in the nine months of fiscal 2004, due to the items discussed above.

Industrial Energy North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($23,228), or (14.5)% of net sales in the nine months of fiscal 2005 versus $9,800, or 6.3% of net sales in the nine months of fiscal 2004, due to the items discussed above.

Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($101,539), or (17.6)% of net sales in the nine months of fiscal 2005 versus $18,570, or 3.6% of net sales in the nine months of fiscal 2004, due to the items discussed above.

Reorganization items

Reorganization items, net, represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the unaudited condensed consolidated statements of operations. Reorganization items in the nine months of fiscal 2005 and 2004 were $24,088 and $45,917, respectively. These items comprise: professional fees including financial and legal services, success fees payable to the Company’s advisors related to Chapter 11 bankruptcy emergence, employee retention costs for key members of management, income from refund of preference payments made to suppliers prior to the bankruptcy filing, income associated with rejection of certain executory contracts and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 8 to the unaudited condensed consolidated financial statements.

Gain on discharge of liabilities subject to compromise

On the Effective Date, the Company recognized a $1,558,839 gain on discharge of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan.

Fresh Start accounting adjustments

As a result of our adoption of Fresh Start accounting, upon consummation of the Plan on the Effective Date, the Company recorded certain adjustments to assets and liabilities to reflect their fair values. The Fresh Start adjustments resulted in a gain of $228,371.

Income Taxes

In the nine months of fiscal 2005, an income tax provision of $28,300 was recorded on pre-tax income of $1,354,301. In the nine months of fiscal 2004, an income tax provision of $4,639 was recorded on a pre-tax loss of $43,089. The effective tax rate was 2.1% and (10.8)% in the nine months of fiscal 2005 and 2004, respectively. The effective tax rate for the nine months of fiscal 2005 and fiscal 2004 were impacted by the generation of income in tax-paying jurisdictions, principally Europe, Australia and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S. and the United Kingdom. The effective tax rate for the nine months of fiscal

2005 was impacted by the gain on discharge of liabilities subject to compromise of $1,558,839, which is exempt from tax in the United States, the non-taxable gain on Fresh Start accounting adjustments of $228,371 and the non-deductibility of the $399,388 goodwill impairment charge. The effective tax rate for the nine months of fiscal 2005 was also impacted by the recognition of $34,500 valuation allowances on tax benefits generated from current year and prior year losses and certain deductible temporary differences in France based on the Company’s assessment that it is more likely than not that the related tax benefits will now not be realized. The effective tax rate for the nine months of fiscal 2004 was impacted by the $3,175 gain on the sale of the Company’s European non-lead battery assets, which was a non-taxable transaction.

Liquidity and Capital Resources

Capital Structure and Liquidity

On May 5, 2004, the Effective Date, the Company entered into a new $600,000 Senior Secured Credit Agreement (the “Credit Agreement”) which includes a $500,000 Multi-Currency Term Loan Facility and a $100,000 Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40,000. The Revolving Loan Facility matures on May 5, 2009, while the Term Loan Facility, which includes quarterly principal payments beginning in December 2005, matures on May 5, 2010. The Term Loan Facility bears interest at LIBOR plus 3.5% per annum and EURO-LIBOR plus 4.0% per annum for the U.S. Dollar and Euro components, respectively. The Revolving Loan Facility bears interest at LIBOR plus 4.0% per annum. As of the Effective Date, the Company had $500,000 outstanding under the Term Loan Facility and had not drawn on the Revolving Loan Facility.

Proceeds of the Term Loan Facility were used to finance the repayment of the Replacement DIP Credit Facility and to finance various costs and expenses associated with the exit financing and the Plan.

The Credit Agreement requires the Company to comply with financial covenants with respect to certain ratios and tests, as defined in the Credit Agreement, including interest coverage, leverage, earnings before interest, taxes, depreciation, amortization and restructuring (“EBITDAR”), asset coverage and capital expenditures. Principally as a result of the dramatic increase in lead costs year on year and the resultant adverse impact upon the Company’s results, in November 2004 the Company was required to obtain amendments to certain financial covenants with respect to EBITDAR and leverage contained in the Credit Agreement. In addition, the Credit Agreement was amended with respect to the treatment of proceeds from insurance recoveries. Due to the fact that the Company failed to satisfy its leverage ratio covenant as of December 31, 2004 under the Credit Agreement, in February 2005, the Company received a waiver of the leverage ratio covenant from its lenders, as well as amendments relating to the Company’s proposed senior note offering. Although there can be no assurances, the Company believes, based upon its financial forecast and plans, that it will comply with these covenants for the foreseeable future. Failure to comply with such covenants, without waiver, would result in an event of default under the Credit Agreement. If the Company were not able to maintain compliance with these covenants, it would have to consider additional actions, including refinancing, asset sales and further restructurings. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are secured by substantially all of the assets of the Company and the subsidiary guarantors. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.

Total availability under the Credit Agreement as of December 31, 2004 was $65,755. There was no availability under the Credit Agreement as of February 10, 2005. Availability decreased principally due to increased borrowings under the Revolving Loan Facility to fund working capital requirements associated with the seasonality of the business.

At December 31, 2004, the Company had outstanding letters of credit with a face value of $32,888 and surety bonds with a face value of $39,564. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the surety to maintain its current surety bonds through July 31, 2006. The agreement, as amended, requires the Company to increase the collateral held by the surety in several stages: forty percent collateralization of outstanding bonds within fifteen days of the Company closing its exit financing agreements; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. Collateral held by the surety in the form of letters of credit at February 10, 2005, pursuant to the terms of the agreement, was $29,185.

Sources of Cash

The Company’s liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.

The Company generated $23,762 and $19,538 in cash from the sale of non-core businesses and other assets in the nine months of fiscal 2005 and fiscal 2004, respectively. In the nine months of fiscal 2004, the Company sold its European non-lead battery assets for proceeds of $16,300. Of this amount, $12,600 was held in escrow pursuant to the Company’s borrowing arrangements and was included in Restricted cash in the unaudited condensed consolidated balance sheet at March 31, 2004. Restrictions on these funds were removed following the Company’s emergence from Chapter 11 and the cash was used to fund working capital requirements and reduce debt. Other asset sales in both fiscal 2005 and fiscal 2004 principally relate to the sale of surplus land and buildings.

Cash flows provided by financing activities were $35,885 and $2,200 in the nine months of fiscal 2005 and fiscal 2004, respectively. Cash flows provided by financing activities in the nine months of fiscal 2005 relate primarily to net borrowings from the Credit Agreement net of refinancing of the Predecessor Company’s Replacement DIP Credit Facility and repayment of the 9.125% Senior Notes, offset by financing costs incurred in conjunction with the Credit Agreement. Cash flows provided by financing activities in the nine months of fiscal 2004 relate primarily to net borrowings and under the European asset securitization facility and other short-term borrowings.

Total debt at December 31, 2004 was $582,742, as compared to $1,847,656 at March 31, 2004. See Note 13 to the unaudited condensed consolidated financial statements for the composition of such debt. On the Effective Date, indebtedness of the Debtors classified as subject to compromise, amounting to approximately $1,081,293, was discharged or exchanged for new common stock and Warrants, in accordance with the Plan. In addition, the Company’s European borrowings by non-debtor subsidiaries under the Predecessor Company’s Senior Secured Global Credit Facility were settled pursuant to the Plan.

Going forward, in addition to operating cash flows, the Company’s principal sources of liquidity will be the Credit Agreement, the Company’s proposed senior note offering plus proceeds from any asset sales.

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

Cash flows used in operating activities were $20,834 in the nine months of fiscal 2005. This compares to cash flows provided by operating activities of $20,882 in the nine months of fiscal 2004. Comparative cash flows were negatively impacted by the effect of higher lead costs and the resultant impact upon the Company’s working capital requirements and higher payments of accrued expenses, including restructuring costs and professional fees associated with the Company’s reorganization.

The Company expects that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2005 and fiscal 2006, including payment of remaining accrued restructuring costs of approximately $16,800 as of December 31, 2004. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity.

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”) within sixty days of such written notice to secure such waived amounts, as well as other customary conditions. On January 15, 2005, the Company submitted to the IRS a request for modification of its funding waiver application to secure an additional 60 days to negotiate an acceptable lien with the PBGC. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period. Based upon the temporary waiver, the Company expects its minimum future cash contributions will total approximately $180,000 to $200,000 from fiscal 2006 to fiscal 2010, including $33,000 in fiscal 2006.

Prior to and during the Company’s Chapter 11 proceeding, the Company experienced a tightening of trade credit availability and terms. The Company has not obtained any significant improvement in trade credit terms since its emergence.

Capital expenditures were $51,729 and $44,252 in the nine months of fiscal 2005 and fiscal 2004, respectively.

The Company has an outstanding foreign currency forward contract with a maturity of May 9, 2005. As of December 31, 2004 the foreign currency forward contract had an unrealized loss of $21,845, which absent changes in the Euro \ U.S. Dollar exchange rate and/or amendment of the contract terms, would require cash settlement in May 2005. As of February 10, 2005 the foreign currency forward contract had an unrealized loss of $11,875.

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

The Company has entered into certain forward contracts to hedge the purchase price of lead on a portion of the Company’s externally purchased lead. Such contracts extend through the first quarter of fiscal 2006. These contracts are accounted for as cash flow hedges, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted. At December 31, 2004 the Company had contracts outstanding to purchase 59 thousand metric tonnes of lead at an average settlement price of Euro 702 per metric tonne.

Related Parties

The services of Lisa J. Donahue, Chief Restructuring Officer, until May 5, 2004 were provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and AP Services, LLC. Under the Services Agreement, the Company was charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, was compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provides for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which was retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during the nine months of fiscal 2005 and 2004 under the Services Agreement were $5,326 and $6,118, respectively.

Other

On September 24, 2004, the Company experienced a fire at one of its facilities in Europe. While damage to the facility was contained, the Company has experienced disruption to certain of its business operations and activities as the Company restores production capacity and diverts production to alternative sites. During the third quarter of fiscal 2005, the Company recognized $7,500 insurance recoveries. This represents partial reimbursement for both business interruption and replacement of property damaged by the fire. The Company expects that any further financial impact of such business disruption will be substantially recovered through insurance coverage.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Changes to the quantitative and qualitative market risks as of December 31, 2004 are described in Management’s Discussion and Analysis—Liquidity and Capital Resources. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004 for further information.

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

Section 404 of the Sarbanes Oxley Act of 2002, and the rules and regulations thereunder, will require management of the Company to furnish a report on our internal controls over financial reporting beginning with our Annual report on Form 10-K for the year ending March 31, 2005. This internal control report will contain an assessment by our management of the effectiveness of our internal controls over financial reporting (including the disclosure of any material weaknesses) and a statement that our independent auditors have attested to and reported on managements evaluation of such internal controls.

We are currently reviewing and documenting our internal control processes and procedures and have begun testing such controls. This process has identified certain controls and areas of our control environment in which we need to undertake remediation efforts. Due to the number of controls to be examined, the complexity of the project, the time and effort required to complete remediation and the subjectivity in determining the effectiveness of controls and the significance of deficiencies, we can not be certain at this time that all of our controls will be documented and tested or that such controls will be considered effective by management, or if considered effective by our management, that our auditors will agree with such assessment. Management is working to complete all testing and remediation within the Sarbanes Oxley Act deadline.

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (v) the realization of the tax benefits of the Company’s net operating loss carry forwards, of which is dependent upon future taxable income, (vi) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (vii) competitiveness of the battery markets in North America and Europe, (viii) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (ix) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (x) the Company’s exposure to fluctuations in interest rates on its variable debt, (xi) general economic conditions, (xii) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xiii) the Company’s reliance on a single supplier for its polyethylene battery separators, (xiv) the Company’s ability to obtain an extension from the Internal Revenue Service for its temporary waiver application for 2003 and 2004 pension funding requirements in order to negotiate a lien acceptable to the Pension Benefit Guaranty Corporation, (xv) our ability to attract and retain key personnel, and (xvi) the Company’s ability to comply with the provisions of Section 404 of the Sarbanes Oxley Act of 2002.

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

On January 20, 2005, the Company made its third distribution of new common stock and Warrants. Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, and except as noted below in this Item 1, the Company believes the remaining reserve is reasonable and adequate. To the extent the reserved shares of new common stock and Warrants are ultimately insufficient to provide payment for such outstanding claims, the Company may issue additional shares of new common stock and Warrants. In that event, the Company will also issue shares of new common stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

Historical Federal Plea Agreement

In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27.5 million over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of the former officers. Generally, failure to comply with the provisions of the plea agreement, including the obligation to pay the fine, would permit the U.S. Government to reopen the case against the Company. In 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27,900. Also, if the U.S. Government were to assert that the obligation to pay the fine was not discharged under the Plan of Reorganization, the Company could be required to pay it. The U.S. Attorney’s Office recently requested additional information regarding whether the Company adequately disclosed its financial condition at the time the plea agreement and the associated fine were approved by the U.S. District Court. The Company has supplied correspondence and other materials responsive to this request.

Pre-Petition Litigation Settlements

The Company previously disclosed in its most recent Report on Form 10-K for fiscal year 2004 tentative settlements with various plaintiffs who alleged personal injury and/or property damage from the release of hazardous materials used in the battery manufacturing process prior to the Company’s filing for Chapter 11 bankruptcy protection. The Company has finalized a settlement of these claims, as well as claims they could have asserted against third parties who may have had claims of indemnification against the Company on a pre-petition or post-petition basis. The claims will be paid in new common stock and Warrants to be paid out of the reserve established under the claims reconciliation process. The terms of the settlement are still subject to approval of appropriate state courts.

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

The Company’s Shanghai, China subsidiary, Exide Technologies (Shanghai) Company Limited (“Exide Shanghai”), has been the subject of an investigation by the Anti-Smuggling Bureau of the Shanghai Customs Administration (“Anti-Smuggling Bureau”). A report was submitted by the Anti-Smuggling Bureau to the Shanghai Municipal People’s Public Prosecutor’s Office, First Division (“Prosecutor’s Office”). The Prosecutor’s Office rejected the report and requested further investigation by the Anti-Smuggling Bureau. The results of the additional investigation are scheduled to be re-submitted to the Prosecutor’s Office on approximately February 18, 2005. The Company is awaiting the conclusion of the investigation.

Environmental Matters

As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at ninety-five federally defined Superfund or state equivalent sites. At forty-four of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged.

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

In October 2004, the U.S. Environmental Protection Agency (“EPA”), in the course of negotiating the government’s pre-petition claim with the Company, notified the Company of the possibility of additional cleanup costs associated with the remediation of the Hamburg, Pennsylvania properties of approximately $35 million. To date, the EPA has not made a formal claim for this amount or provided support for these estimates. Although the Company does not believe there is a basis for this claim, if the government proceeds with an action and prevails, the amounts of this claim, when added to all other reserved claims, could result in an inadequate reserve of new common stock and Warrants to resolve all such claims. The Company would still retain the right to perform and pay for such cleanup activities in this matter, which would preserve the existing reserved common stock and Warrants discussed in Note 18. Because the Company does not believe there is a basis for this claim and because of its pre-petition status, no provisions have been recorded in connection therewith.

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of December 31, 2004 and March 31, 2004, the amount of such reserves on the Company’s unaudited condensed consolidated balance sheet was approximately $63.8 million and $94.2 million. These reserves have been adjusted in Fresh Start reporting to the extent the Company believes such obligations have been discharged under the Plan and to reflect the discounting of reserves, where appropriate under SOP 90-7. See Note 4. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.4	Second Amendment and Waiver to Credit Agreement, dated as of February 14, 2005, among Exide Technologies, a Delaware corporation, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent.

31.1	Certification of Craig H. Muhlhauser, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Timothy Gargaro, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/S/ J. TIMOTHY GARGARO
J. Timothy Gargaro
Executive Vice President and Chief Financial Officer
Date: February 14, 2005

EXIDE TECHNOLOGIES

By:	/S/ IAN J. HARVIE
Ian J. Harvie
Vice President and Corporate Controller
Date: February 14, 2005