Form 10-K/A
period 2004-03-31
EXIDE TECHNOLOGIES
filed 2005-03-01
CIK 813781

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Common Stock, $.01 par value

Warrants to subscribe for Common Stock

Indicate by check mark whether the Registrant:    (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXIDE TECHNOLOGIES

Explanatory Note: This Form 10-K/A amends Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain footnotes to the financial statements filed with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 29, 2004 (the “Original Form 10-K”) and includes a revised report of our independent registered public accounting firm with respect to such financial statements. As a result of this, the Section 302 and Section 906 certifications filed as exhibits to the Original 10-K have been re-executed as of the date of this Form 10-K/A. Except for the aforementioned amendments, this Form 10-K/A does not modify or update other disclosures in the Original Form 10-K, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Original Form 10-K, including any amendments to those filings.

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

Results of Operations

The Company has previously reported its results for three global business segments, Transportation, Motive Power and Network Power. Effective April 1, 2004, the Company consolidated Motive Power and Network Power into one business unit, Industrial Energy, coincident with organizational changes the Company enacted. In light of ongoing organizational changes, effective October 1, 2004, the Company split its two then-existing business units into separate geographic regions. The Company now reports its results for four business segments, Transportation North America, Transportation Europe and Rest of World (“ROW”), Industrial Energy North America and Industrial Energy Europe and ROW. Segment results for fiscal years 2004, 2003 and 2002 have been reclassified to conform to the current presentation. The Company will continue to evaluate its reporting segments pending the current changes and such future organizational changes that may take place.

Fiscal Year Ended March 31, 2004 compared with Fiscal Year Ended March 31, 2003

Overview

Net loss for fiscal 2004 was $114,083, or $4.17 per diluted share versus fiscal 2003 net loss of $140,885, or $5.14 per diluted share. Included in fiscal 2004 consolidated net loss were reorganization items in connection with the bankruptcy of $67,042, restructuring costs of $52,708 ($35,326 after tax) and a charge of $15,593 for the cumulative effect of a change in accounting principle. Included in the consolidated net loss for fiscal 2003 were reorganization items of $36,370, restructuring costs of $25,658 and a non-cash charge of $37,000 for goodwill impairment resulting from an evaluation of results and updated projections of the Industrial Energy Europe and ROW segment, following the deterioration of this segment’s performance. In addition, currency remeasurement gains of $43,846 and $22,753, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in fiscal 2004 and 2003, respectively.

Net Sales

Net sales were $2,500,493 for fiscal 2004 versus $2,361,101 in fiscal 2003. Currency positively impacted net sales for fiscal 2004 by approximately $229,000. The strength of the Euro in the Company’s European markets also resulted in competitive pricing pressures from Asian imports, negatively impacting average selling prices.

Transportation North America net sales were $817,710 for fiscal 2004 versus $833,493 for fiscal 2003. Revenues declined slightly due to reduced unit volumes in both the aftermarket and original equipment channels.

Transportation Europe and ROW net sales were $760,512 for fiscal 2004 versus $660,417 for fiscal 2003. Volumes declined in the original equipment channel following the loss of certain original equipment business. Selling prices were lower in fiscal 2004, principally because of competitive pricing pressures. Currency positively impacted Transportation Europe and ROW net sales in fiscal 2004 by approximately $120,000.

Industrial Energy North America net sales were $210,572 for fiscal 2004 versus $199,856 for fiscal 2003. The increase was primarily due to higher material handling application volumes and higher telecommunications market volumes.

Industrial Energy Europe and ROW net sales were $711,699 for fiscal 2004 versus $667,335 for fiscal 2003. Sales volumes were lower due to lower European material handling application shipments, reductions from strong European military shipments in fiscal 2003 and weakness in the Asian market, including disruption of the Company’s Chinese operations. Sales were also negatively impacted by competitive pricing pressures in Europe, including the impact of Asian imports. Currency positively impacted Industrial Energy Europe and ROW net sales in fiscal 2004 by approximately $109,000.

Gross Profit

Gross profit was $509,325 in fiscal 2004 versus $516,541 in fiscal 2003. Gross profit margin decreased to 20.4% in fiscal 2004 from 21.9% in fiscal 2003. Gross profit was negatively impacted by lower sales volumes, competitive pricing pressures and higher benefit costs, including medical and pension expenses, offset partially by the Company’s cost reduction programs. Currency positively impacted gross profit in fiscal 2004 by approximately $47,300. The strength of the Euro in the Company’s European markets also resulted in competitive pricing pressures from Asian imports, negatively impacting margins.

Transportation North America gross profit was $146,790 or 18.0% of net sales in fiscal 2004 versus $154,349 or 18.5% of net sales in fiscal 2003. The decrease was primarily due to the effects of lower sales volumes

Transportation Europe and ROW gross profit was $159,062 or 20.9% of net sales in fiscal 2004 versus $154,079 or 23.3% of net sales in fiscal 2003. The effects of lower sales volumes and lower pricing were partially offset by the benefits from plant rationalization and headcount reductions. Currency positively impacted Transportation Europe and ROW gross profit in fiscal 2004 by approximately $24,500.

Industrial Energy North America gross profit was $47,032 or 22.3% of net sales in fiscal 2004 versus $47,889 or 24.0% of net sales in fiscal 2003. Gross profit was negatively impacted by competitive pricing pressures, partially offset by higher sales volume.

Industrial Energy Europe and ROW gross profit was $156,441 or 22.0% of net sales in fiscal 2004 versus $160,224 or 24.0% of net sales in fiscal 2003. Gross profit was negatively impacted by lower sales volumes and competitive pricing pressures. Currency positively impacted Industrial Energy Europe and ROW gross profit in fiscal 2004 by approximately $22,800.

Expenses

Expenses were $537,035 in fiscal 2004 versus $593,887 in fiscal 2003. Included in expenses are restructuring charges of $52,708 in fiscal 2004 and $25,658 in fiscal 2003. Also included in fiscal 2003 expenses is a charge for goodwill impairment of $37,000. Excluding these items, expenses were $484,327 and $531,229 in fiscal 2004 and 2003, respectively. Currency unfavorably impacted expenses by approximately $45,600 in fiscal 2004. The net decrease in expenses was impacted by the following matters: (i) fiscal 2004 selling, marketing and advertising costs in each of the Company’s business segments were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) expenses in each of the Company’s business segments for fiscal 2004 were negatively impacted by an increase in benefit costs, including medical and pension expenses; (iii) expenses for fiscal 2004 include $9,700 net gain on asset sales, included in Other (income) expense, net; and (iv) fiscal 2004 and 2003 expenses included currency remeasurement gains of $43,846 and $22,753, respectively, included in Other (income) expense, net.

Transportation North America expenses were $83,770 in fiscal 2004 versus $90,624 in fiscal 2003. The decrease in expenses was due primarily to the Company’s cost reduction programs, offset partially by increased benefit costs, including medical and pension expenses.

Transportation Europe and ROW expenses were $83,422 in fiscal 2004 versus $71,440 in fiscal 2003. Currency unfavorably impacted Transportation Europe and ROW expenses in fiscal 2004 by approximately $12,400. The resulting decrease in expenses was due primarily to the Company’s cost reduction programs, offset partially by increased benefit costs, including pension expense.

Industrial Energy North America expenses were $32,635 in fiscal 2004 versus $43,263 in fiscal 2003. The decrease was due primarily to the Company’s cost reduction programs and restructuring expenses in fiscal 2003 associated with the downsizing of a manufacturing facility, partially offset by higher selling expenses and increased benefit costs, including medical and pension expenses.

Industrial Energy Europe and ROW expenses were $152,002 in fiscal 2004 versus $165,593 in fiscal 2003. Fiscal 2004 expenses included a $3,175 gain on the sale of the Company’s European non-lead battery assets. Fiscal 2003 expenses included a goodwill impairment charge of $37,000. Excluding these items, expenses were $155,177 and $128,593 in fiscal 2004 and 2003, respectively. The increase was due primarily to restructuring expenses associated with the Company’s European consolidation efforts and increased benefit costs, including pension expense, partially offset by the Company’s cost reduction programs. Currency unfavorably impacted Industrial Energy Europe and ROW expenses in fiscal 2004 by approximately $20,500.

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

Transportation North America income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $63,020, or 7.7% of net sales in fiscal 2004 versus $63,725, or 7.6% of net sales in fiscal 2003, due to the items discussed above.

Transportation Europe and ROW income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $75,640, or 9.9% of net sales in fiscal 2004 versus $82,639, or 12.5% of net sales in fiscal 2003, due to the items discussed above.

Industrial Energy North America income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $14,397, or 6.8% of net sales in fiscal 2004 versus $4,626, or 2.3% of net sales in fiscal 2003, due to the items discussed above.

Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $4,439, or 0.6% of net sales in fiscal 2004 versus ($5,369), or (0.8)% of net sales in fiscal 2003, due to the items discussed above.

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

Income Taxes

In fiscal 2004, an income tax provision of $3,271 was recorded on a pre-tax loss of $94,752. In fiscal 2003, an income tax provision of $26,969 was recorded on a pre-tax loss of $113,716. The effective tax rate was (3.5%) and (23.7%) in fiscal 2004 and 2003, respectively. The effective tax rate for fiscal 2004 and fiscal 2003 was impacted by the generation of income in tax-paying jurisdictions, principally Europe, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in both the U.S. and certain international regions. The effective tax rate for fiscal 2004 was also impacted by the adjustment of previously recognized valuation allowances in certain international jurisdictions based on updated financial projections. The effective tax rate for fiscal 2003 was also impacted by the non-deductibility of the $37,000 Industrial Energy Europe and ROW goodwill impairment charge.

During fiscal 2003, the Company reorganized the ownership structure of certain of its foreign subsidiaries and recorded an impairment charge on certain intercompany investments for statutory purposes. These actions have no effect on reported pre-tax operating results but resulted in a net tax benefit.

Fiscal Year Ended March 31, 2003 compared with Fiscal Year Ended March 31, 2002

Overview

Net loss for fiscal 2003 was $140,885, or $5.14 per diluted share versus fiscal 2002 net loss of $304,082 or $11.35 per diluted share. Included in the consolidated net loss for fiscal 2003 is a non-cash charge of $37,000 for goodwill impairment resulting from an evaluation of results and updated projections of the Industrial Energy Europe and ROW segment, following the deterioration of this segment’s performance. Results also include fiscal 2003 restructuring costs of $25,658 and reorganization items in connection with the Bankruptcy of $36,370. Fiscal 2002 results included a goodwill impairment charge of $105,000 in the Industrial North America segment, restructuring costs of $33,122 related to work force reductions and a $13,873 charge related to debt-for-equity exchanges. In addition, the Company recorded a gain of $8,185 during fiscal 2002 relating to the early termination of a purchased research and development agreement with Lion Compact Energy, a privately held company conducting research in dual-graphite technology (“LCE”). In addition, currency remeasurement loss

(gain) of ($23,753) and $5,108, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in fiscal 2003 and 2002, respectively.

Net Sales

Net sales were $2,361,101 for fiscal 2003 versus $2,428,550 in fiscal 2002. This decrease resulted from lower sales volumes in all of the Company’s business segments during fiscal 2003. Net sales were positively impacted by $136,900 due to the strong Euro.

Transportation North America net sales were $833,493 for fiscal 2003 versus $893,695 for fiscal 2002. Revenues declined due to reduced unit volumes principally due to lost business and territories in our aftermarket accounts. These reductions were partially offset by benefits from warranty management programs. Results for fiscal 2003 were also favorably impacted by approximately $4,800 from changes in estimates of historical warranty obligations based upon new commercial arrangements.

Transportation Europe and ROW net sales were $660,417 for fiscal 2003 versus $624,424 for fiscal 2002. Sales volumes were slightly lower, primarily in original equipment. Currency positively impacted Transportation Europe and ROW net sales in fiscal 2003 by approximately $68,800.

Industrial Energy North America net sales were $199,856 for fiscal 2003 versus $254,643 for fiscal 2002. Lower sales volumes resulted from the general softness in the United States economy, including the impact on demand for material handling application volumes and a significant decline in capital spending in the telecommunications sector.

Industrial Energy Europe and ROW net sales were $667,335 for fiscal 2003 versus $655,788 for fiscal 2002. Lower sales volumes were a direct result of the significantly weaker telecommunications markets in Europe and Asia. Currency positively impacted Industrial Energy Europe and ROW net sales in fiscal 2003 by approximately $68,100.

Gross Profit

Gross profit was $516,541 in fiscal 2003 versus $463,919 in fiscal 2002. Gross profit margin increased to 21.9% in fiscal 2003 from 19.1% in fiscal 2002. The favorable change in gross profit is primarily due to the warranty management programs in Transportation North America, including a $4,800 reduction in warranty reserves related to changes in estimates of historical obligations, continued plant rationalization and headcount reduction programs and lower lead pricing in Europe, offset partially by lower sales volumes and higher production costs related to under-absorption of fixed overheads. The strong Euro versus the U.S. dollar positively impacted gross profit in fiscal 2003 by approximately $32,800.

Transportation North America gross profit was $154,349 or 18.5% of net sales in fiscal 2003 versus $117,059 or 13.1% of net sales in fiscal 2002. The effect of lower sales volumes was more than offset by the benefits from plant rationalization and headcount reductions and warranty management programs, including a $4,800 reduction in warranty reserves related to a change in estimate of historical obligations. Fiscal 2002 gross profit was reduced by a $15,500 charge to costs of sales to increase reserves for purchase commitments (See Note 23) and a $500 charge to write down excess inventories.

Transportation Europe and ROW gross profit was $154,079 or 23.3% of net sales in fiscal 2003 versus $127,511 or 20.4% of net sales in fiscal 2002. The increase was due primarily to the benefits from plant rationalization and headcount reductions, lower lead pricing in Europe and European currency effects. Fiscal 2002 gross profit was reduced by a $2,500 charge to write down excess inventories. Currency positively impacted Transportation Europe and ROW gross profit in fiscal 2003 by approximately $16,500.

Industrial Energy North America gross profit was $47,889 or 24.0% of net sales in fiscal 2003 versus $89,040 or 35.0% of net sales in fiscal 2002. Gross profit was negatively impacted by lower sales volumes, unfavorable sales mix (smaller size battery systems) and higher production costs related to under-absorption of fixed overheads. Gross profit in fiscal 2002 was negatively impacted by a $500 charge to write down excess inventories.

Industrial Energy Europe and ROW gross profit was $160,224 or 24.0% of net sales in fiscal 2003 versus $130,309 or 19.9% of net sales in fiscal 2002. The increase was due to positive currency impact, lower lead pricing in Europe and the benefits from plant rationalization and headcount reductions, partially offset by significantly weaker demand in the telecommunications market and higher production costs related to under-absorption of fixed overheads. Gross profit in fiscal 2002 was negatively affected by a $6,500 charge to write down excess inventories and a $2,200 charge to write-off inventory in the Company’s operation in China. Currency positively impacted Industrial Energy Europe and ROW gross profit in fiscal 2003 by approximately $16,300.

Expenses

Expenses were $593,887 in fiscal 2003 versus $768,716 in fiscal 2002. Fiscal 2003 and fiscal 2002 expenses included charges for goodwill impairment of $37,000 and $105,000, respectively. Also included in expenses are restructuring charges of $25,658 in fiscal 2003 and $33,122 in fiscal 2002. Fiscal 2002 expenses also include bad debt provisions of $16,000 related to Kmart receivables and the Company’s China operations, a $13,873 non-cash charge related to debt-for-equity exchanges included in Other (income) expense, net, and a credit of $8,185 related to the early termination of a purchased research and development agreement with LCE. Excluding these items, expenses were $531,229 and $608,906 in fiscal 2003 and 2002, respectively. Stronger European currencies unfavorably impacted expenses by approximately $30,500 in fiscal 2003. The change in expenses was impacted by the following matters: (i) fiscal 2003 selling, marketing and advertising costs in each of the Company’s business segments were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) general and administrative expenses in fiscal 2003 were unfavorably impacted by higher pension costs, rising insurance premiums and information technology costs, offset partially by cost-reduction programs; (iii) interest, net decreased $30,453, principally due to ceasing accruing certain interest on pre-petition debt classified as subject to compromise; and (iv) fiscal 2003 expenses included currency remeasurement gains of $22,753.

Transportation North America expenses were $90,624 in fiscal 2003 versus $131,046 in fiscal 2002. Fiscal 2002 expenses include a $12,600 bad debt provision on Kmart receivables. The remaining decrease in expenses was due primarily to the Company’s cost reduction programs.

Transportation Europe and ROW expenses were $71,440 in fiscal 2003 versus $62,095 in fiscal 2002. The increase in expenses was due primarily to unfavorable currency impact and higher restructuring and impairment costs, partially offset by the Company’s cost reduction programs. Currency unfavorably impacted Transportation Europe and ROW expenses in fiscal 2003 by approximately $7,200.

Industrial Energy North America expenses were $43,263 in fiscal 2003 versus $158,644 in fiscal 2002. Fiscal 2002 expenses include a goodwill impairment charge of $105,000. The remaining decrease was primarily due to the Company’s cost reduction programs.

Industrial Energy Europe and ROW expenses were $165,593 in fiscal 2003 versus $120,954 in fiscal 2002. Fiscal 2003 expenses include a goodwill impairment charge of $37,000. Fiscal 2002 includes a $3,400 provision for bad debts related to the Company’s operations in China. Excluding these items, operating expenses were $128,593 and $117,554 in fiscal 2003 and 2002, respectively. The increase was primarily due to unfavorable currency impact, partially offset by the Company’s cost reduction programs. Currency unfavorably impacted Industrial Energy Europe and ROW expenses in fiscal 2003 by approximately $13,000.

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

Loss before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $77,346, or (3.3)% of net sales in fiscal 2003 versus $304,797, or (12.6)% of net sales in fiscal 2002 due to the items discussed above.

Transportation North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $63,725, or 7.6% of net sales in fiscal 2003, versus ($13,987), or (1.6)% of net sales in fiscal 2002, due to the items discussed above.

Transportation Europe and ROW income before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $82,639, or 12.5% of net sales in fiscal 2003, versus $65,416, or 10.5% of net sales in fiscal 2002, due to the items discussed above.

Industrial Energy North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $4,626, or 2.3% of net sales in fiscal 2003, versus ($69,604), or (27.3)% of net sales in fiscal 2002, due to the items discussed above.

Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($5,369), or (0.8)% of net sales in fiscal 2003, versus $9,355, or 1.4% of net sales in fiscal 2002 due to the items discussed above.

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

Income Taxes

In fiscal 2003, an income tax provision of $26,969 was recorded on a pre-tax loss of $113,717. In fiscal 2002, an income tax benefit of $1,422 was recorded on a pre-tax loss of $304,796. The effective tax rate was (23.7%) and 0.5% in fiscal 2003 and 2002, respectively. The effective tax rate for fiscal 2003 was impacted by the generation of income in tax-paying jurisdictions, principally Europe, with no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in both the U.S. and certain international regions as well as the non-deductibility of the $37,000 Industrial Energy Europe and ROW goodwill impairment charge. The effective tax rate for fiscal 2002 was impacted by the recognition of valuation allowances on tax benefits generated from current period losses in both the United States and certain international regions, the tax treatment of the debt-for-equity exchanges and LCE agreement termination as well as the non-deductibility of the $105,000 Industrial Energy North America goodwill impairment charge. As a result of certain pledges of stock of foreign subsidiaries in connection with bank amendments obtained during fiscal 2002, the Company was required to recognize certain foreign sourced income (“Subpart F Income”) as a constructive dividend for U.S. tax purposes. The constructive dividend has otherwise reduced operating loss tax carry-forwards. During fiscal 2003 and 2002 the Company reorganized the ownership structure of certain of its foreign subsidiaries and recorded an impairment charge on certain inter-company investments for statutory purposes. These actions have no effect on reported pre-tax operating results but resulted in a net tax benefit.

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

During the fourth quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $32,734, representing $25,605 for severance, $6,968 for related closure costs, and $161 for a non-cash charge related to the write down of machinery and equipment. During the third quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $12,662, representing $11,857 for severance and $805 for related closure costs. During the second quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $4,827, representing $4,121 for severance and $706 for related closure costs. During the first quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $2,485, representing $1,936 for severance, $493 for related closure costs and $56 for a non-cash charge related to the write down of machinery and equipment. These charges resulted from actions undertaken during fiscal 2004 related to Industrial Energy Europe and ROW consolidation efforts, the announced closure of the Company’s Industrial Energy Europe and ROW facility in Weiden, Germany, the announced closure of the Company’s Industrial Energy Europe and ROW facility in Casalnuovo, Italy, Corporate severance, Transportation Europe and ROW headcount reductions and the closure of a Transportation North America facility. Approximately 275 positions have been eliminated in connection with fourth quarter fiscal 2004 plans, 330 positions have been eliminated in connection with the third quarter fiscal 2004 plans, 100 positions have been eliminated in connection with the second quarter fiscal 2004 plans and approximately 75 positions have been eliminated in connection with the first quarter fiscal 2004 plans. These actions provide annual savings through reduced wages and salaries, reductions in facility costs, lower depreciation and improved manufacturing plant absorption. In the aggregate, payments made during fiscal 2004 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $33,000.

Fiscal 2003

During fiscal 2003, the Company recognized restructuring and impairment charges of $25,658, representing $18,519 for severance, $2,754 for related closure costs and $4,385 for non-cash charges related to the write-down of property, plant and equipment.

Of these total charges, $9,142 for severance, $1,841 for related closure costs and $3,139 for non-cash charges related to the write-off of property, plant and equipment were recorded during the first three quarters of the year. The charges for the first quarter of fiscal 2003 related to the downsizing of an Industrial Energy North America facility in Kankakee, Illinois and the closure of a Transportation Europe and ROW facility in Cwmbran, UK. Approximately 300 positions, principally plant employees, were eliminated in connection with the first quarter fiscal 2003 plans. The charges for the second quarter of fiscal 2003 principally resulted from corporate severance and the closure of a Transportation North America facility in Florence, Mississippi. Approximately 120 positions were eliminated in connection with the second quarter fiscal 2003 plans. The charges for the third quarter of fiscal 2003 resulted from European headcount reductions, changes in prior estimates of fiscal 2002 pension curtailment obligations at the Maple, Ontario plant and ongoing costs associated with fiscal 2002 North American plastics and manufacturing facility closures. Approximately 15 positions were eliminated in connection with these third quarter actions.

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

During the fourth quarter of fiscal 2002, the Company recognized restructuring and impairment charges of $8,403, representing $3,403 severance and related costs and approximately $5,000 of non-cash charges related to the write-down of property, plant and equipment. These charges resulted from plans involving the closure of two Transportation North America plastics manufacturing plants, an Industrial Energy North America facility and office consolidations in Alpharetta, Georgia and Lombard, Illinois. Approximately 500 employees were terminated in connection with these plans. These actions are expected to provide annual savings through reduced wages and salaries, lower depreciation and improved manufacturing overhead absorption.

In the aggregate, payments made during fiscal 2002 from operating cash flows to terminated employees and third parties for other costs totaled approximately $65,200.

There have been no material changes to the fiscal 2002 restructuring charge accrued or the approved actions and plans to which this charge relates, other than the change in the prior estimate of the pension curtailment obligation at the Maple, Ontario plant, as discussed above, for which an additional charge was recognized in fiscal 2003. As a result of the unexpected downturn in the telecommunication industry and its negative impact on the Company’s Industrial Energy North America operations, in November 2001, the Company announced that the Maple, Ontario manufacturing operations would not be reopened as an Industrial Energy North America manufacturing plant as previously announced.

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

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements and Schedule at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2005.

EXIDE TECHNOLOGIES

By:	/s/ CRAIG H. MUHLHAUSER
Craig H. Muhlhauser President and Chief Executive Officer

By:	/s/ IAN J. HARVIE
Ian J. Harvie Vice President, Corporate Controller and at June 29, 2004, Interim Chief Financial Officer

INDEX TO EXHIBITS

2.1	Joint Plan of Reorganization of the Official Committees of Unsecured Creditors and the Debtors, dated March 11, 2004, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2004.

2.2	Amended Technical Amendment to Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated April 21, 2004, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, dated May 6, 2004

2.3	Order confirming the Joint Plan of Reorganization of the official Committee of Unsecured Creditors and the Debtors entered April 21, 2004, incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K, dated May 6, 2004.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 1 of the Company’s Form 8-A dated May 6, 2004.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 2 of the Company’s Form 8-A dated May 6, 2004.

4.1	Credit and Guarantee Agreement dated as of May 5, 2004 by and among the Company, Exide Global Holding Netherlands C.V., the Lenders from time to time partly thereto, Credit Suisse First Boston and Fleet Securities Inc., Syndication Agents, Deutsche Bank AG New York Branch, as Administration Agent, Credit Suisse First Boston, as Book Running Manager, and Deutshe Bank Securities Inc, as Sole Lead Arranger and Book Running Manager, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 7, 2004.

4.2	Warrant Agreement dated as of May 5, 2004 by and between the Company and American Stock Transfer Trust Company, incorporated by reference to Exhibit 3 to the Company’s on Form 8-A dated May 6, 2004.

†10.9	Executive Employment Agreement with Craig H. Muhlhauser, as amended on June 14, 2002.

†10.18	Restructuring Milestone Incentive Plan, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

†10.19	Corporate Incentive Plan, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.20	Services Agreement, dated October 25, 2001, between JA&J Services LLC and the Company, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.21	North American Supply Agreement dated December 15, 1999 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.22	Automotive and Industrial Supply Contract dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.23	Golf Cart Separator Supply Contract dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.24	Amendment to Supply Contracts dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.25	Amendment No. 2 to Supply Contracts dated July 11, 2002 between Daramic, Inc. and Exide Technologies (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

†10.26	Exide Technologies et al. Debtors Income Protection Plan, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

21	Subsidiaries of the Company.

*31.1	Certification of Craig H. Muhlhauser, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Ian J. Harvie, Interim Chief Financial Officer and Vice President, Corporate Controller, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed with this Report.
†	Management contract or compensatory plan or arrangement.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exide Technologies

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries (Exide) at March 31, 2004 and 2003, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Exide’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 30 to the consolidated financial statements, the Company has incurred operating losses since emerging from bankruptcy, which in part have contributed to the Company’s failure to meet certain debt covenants at the end of its second and third quarters of the fiscal year ending March 31, 2005. Bank amendments were obtained for both violations. The Company forecasts it will be in compliance with its covenants through March 31, 2005; however, without the proceeds from the proposed senior notes offering and/or with no easing of the current bank covenants its ability to meet certain covenants at June 30, 2005 and beyond is uncertain. Further, the Company’s forecasted cash flows assume the Internal Revenue Service will grant an extension to the Company’s conditional waiver of its minimum pension contributions to allow the Company adequate time to provide a lien satisfactory to the Pension Benefit Guarantee Corporation and defer $50 million of calendar year 2003 and 2004 contributions. If the bond offering isn’t successful, if the IRS doesn’t permit the Company to defer the $50 million pension contributions or if the Company isn’t able to comply with its debt covenants at June 30, 2005 and beyond, the Company’s liquidity would be adversely affected.

As explained in Note 27 to the consolidated financial statements, the Company has given retroactive effect to the change in reporting segments.

As discussed in Note 6 to the consolidated financial statements, on April 1, 2003, Exide adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. As discussed in Note 7 to the consolidated financial statements, on April 1, 2001, Exide adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

June 28, 2004, except for Note 27 and Note 30,

    as to which the date is February 28, 2005

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

For a discussion of the Company’s segments, see Note 27.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Fiscal Year Ended March 31, 2004	For the Period From April 15, 2002 Through March 31, 2003
CASH RECEIPTS:
Customer receipts	$991,355	$967,885
Other third party receipts	17,008	11,283
Borrowings under DIP Credit Facility/Replacement DIP Facility	1,346,940	859,916
Intercompany receipts from non-Debtor entities	214,719	96,355

Total cash receipts	2,570,022	1,935,439

CASH DISBURSEMENTS:
Supplier payments	346,481	320,947
Repurchase of securitized accounts receivable	—	117,455
Financing costs, fees and interest	11,228	34,174
Capital expenditures	23,083	19,721
Freight and logistics	117,727	90,290
Leasing and rental costs	42,385	41,009
Payroll and benefits	326,953	267,700
Professional/consulting fees	66,744	30,384
Taxes	11,384	16,937
Utilities	56,698	47,673
Other disbursements	97,706	143,278
Intercompany loans to non-Debtor entities	287,451	111,000
Repayments under DIP Credit Facility/Replacement DIP Facility	1,184,086	691,152

Total cash disbursements	2,571,926	1,931,720

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,904)	3,719
CASH AT BEGINNING OF PERIOD	8,434	4,715

CASH AT END OF PERIOD	$6,530	$8,434

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

During the first quarter of fiscal 2003, the Company experienced deterioration in the performance of its European Network Power business. In accordance with the provisions of SFAS 142, the goodwill associated with the Network Power business was reviewed for impairment due to the fact that circumstances indicated the carrying value may not be recoverable. As a result, the Company recognized a goodwill impairment charge in the first quarter of fiscal 2003 of $37,000. This amount is in addition to the $105,000 goodwill impairment recorded in the third quarter of fiscal 2002 within the Network Power segment. The impairment charge was determined based upon a comparison of the book carrying value of this reporting segment, including goodwill, against its fair value, estimated using a discounted cash flow model. After giving effect to the first quarter fiscal 2003 impairment charge, all goodwill of the Network Power segment has been written off. Above is based on the Company’s existing segments in fiscal years 2004, 2003 and 2002. For a discussion of the Company’s segments, see Note 27.

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

The amounts of goodwill, net allocated to the Company’s Transportation, Motive Power and Network Power segments are approximately $307,000, $221,000 and $0, respectively, at March 31, 2004 and $270,000, $194,000 and $0, respectively, at March 31, 2003. Above is based on the Company’s existing segments in fiscal years 2004, 2003 and 2002. For a discussion of the Company’s segments, see Note 27.

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

The following is a summary of the actions taken under the initiated programs described above:

	Fiscal 2004
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Corporate)	$600	$—	$—	$600
Closure of Weiden, Germany	11,189	—	2,862	14,051
Closure of Transportation North America Facilities	411	—	1,570	1,981
Closure of Casalnuovo, Italy	7,361	—	708	8,069
Headcount Reductions (Transportation Europe and ROW)	6,934	379	1,173	8,486
European Headcount Reductions (including Corporate)	3,121	—	164	3,285
Headcount Reductions and Closure Costs (Industrial Energy Europe and ROW)	13,903	(162)	2,495	16,236

Total Charge in the Statement of Operations	$43,519	$217	$8,972	$52,708

	Fiscal 2003
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Corporate)	$1,750	$—	$—	$1,750
Closure of Kankakee, Illinois	1,663	2,949	72	4,684
Closure of Transportation North America Facilities	2,456	101	810	3,367
Closure of Maple, Ontario Plant	1,700	—	—	1,700
Headcount Reductions and Closure Costs (Cwmbran, UK)	1,962	—	1,809	3,771
Headcount Reductions (Transportation Europe and ROW)	2,086	—	—	2,086
European Headcount Reductions (including Corporate)	(886)	—	—	(886)
Headcount Reductions and Closure Costs (Industrial Energy Europe and ROW)	7,788	1,335	63	9,186

Total Charge in the Statement of Operations	$18,519	$4,385	$2,754	$25,658

	Fiscal 2002
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Lombard and Alpharetta Office Consolidations)	$6,350	$2,500	$2,700	$11,550
European Headcount Reductions	9,400	—	—	9,400
Closure of Kankakee, Illinois	350	—	—	350
Closure of Plastics Manufacturing Facilities	600	2,500	—	3,100
Closure of Maple, Ontario Plant	3,300	5,400	—	8,700

Total Charge in the Statement of Operations	$20,000	$10,400	$2,700	$33,100

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal Year 2004

During fiscal 2004, the Company recognized restructuring and impairment charges of $52,708, representing $43,519 for severance, $8,972 for related closure costs and $217 for non-cash charges related to write down of property, plant and equipment.

During the fourth quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $32,734, representing $25,605 for severance, $6,968 for related closure costs, and $161 for a non-cash charge related to the write down of machinery and equipment. During the third quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $12,662, representing $11,857 for severance and $805 for related closure costs. During the second quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $4,827, representing $4,121 for severance and $706 for related closure costs. During the first quarter of fiscal 2004, the Company recognized restructuring and impairment charges of $2,485, representing $1,936 for severance, $493 for related closure costs and $56 for a non-cash charge related to the write down of machinery and equipment. These charges resulted from actions completed during fiscal 2004 related to Industrial Energy Europe and ROW consolidation efforts, the announced closure of the Company’s Industrial Energy Europe and ROW facility in Weiden, Germany, the announced closure of the Company’s Industrial Energy Europe and ROW facility in Casalnuovo, Italy, Corporate severance, Transportation Europe and ROW headcount reductions and the closure of a Transportation North America facility. Approximately 275 positions were eliminated in connection with fourth quarter fiscal 2004 plans, 330 positions were eliminated in connection with the third quarter fiscal 2004 plans, 100 positions were eliminated in connection with the second quarter fiscal 2004 plans and approximately 75 positions have been eliminated in connection with the first quarter fiscal 2004 plans.

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

Of these total charges, $9,142 for severance, $1,841 for related closure costs and $3,139 for non-cash charges related to the write-off of property, plant and equipment were recorded during the first three quarters of the year. The charges for the first quarter of fiscal 2003 related to the downsizing of an Industrial Energy North America facility in Kankakee, Illinois and the closure of a Transportation Europe and ROW facility in Cwmbran, UK. Approximately 300 positions, principally plant employees, were eliminated in connection with the first quarter fiscal 2003 plans. The charges for the second quarter of fiscal 2003 principally resulted from corporate severance and the closure of a Transportation North America facility in Florence, Mississippi. Approximately 120 positions were eliminated in connection with the second quarter fiscal 2003 plans. The charges for the third quarter of fiscal 2003 resulted from European headcount reductions, changes in prior estimates of fiscal 2002 pension curtailment obligations at the Maple, Ontario plant and ongoing costs associated with fiscal 2002 North American plastics and manufacturing facility closures. Approximately 15 positions were eliminated in connection with these third quarter actions.

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

In August 2001, the Company, in a continued effort to streamline and simplify the Company’s operations and organizational structure, announced plans to eliminate approximately 1,300 positions resulting in severance charges of $10,013 and $1,045 for related closure costs. In November 2001, the Company finalized plans to continue in its reduction of the salaried workforce resulting in severance charges of $6,584, related closure costs of $1,673 and a non-cash charge of $5,400 for the write down of property, plant and equipment at the Maple, Ontario manufacturing operation, which will now not be reopened as an Industrial Energy North America facility, given the continued downturn in the network power business and telecommunications market. In fiscal 2001, the Company had originally announced plans to close this facility but based on market conditions and anticipated increases in demand for its network power products, subsequently decided to redevelop this facility as an Industrial Energy North America manufacturing plant. The impairment charge was determined based upon the difference between net book value and estimated fair value, with fair value representing the Company’s estimated residual value from abandonment. The effect of facility shutdowns on operating results was not material. These programs jointly resulted in the elimination of approximately 1,300 positions, which range from plant employees and clerical workers to operational and sales management.

During the fourth quarter of fiscal 2002, the Company recognized restructuring and impairment charges of $8,403, representing $3,403 severance and related costs and $5,000 of non-cash charges related to the write-down of property, plant and equipment. These charges resulted from plans involving the closure of two Transportation North America plastics manufacturing plants, an Industrial Energy North America facility and office consolidations in Alpharetta, Georgia and Lombard, Illinois. Approximately 500 employees were terminated in connection with these plans.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(27) SEGMENT INFORMATION

The Company previously reported its results for three global business segments, Transportation, Motive Power and Network Power. Effective April 1, 2004, the Company consolidated Motive Power and Network Power into one business unit, Industrial Energy, coincident with organizational changes the Company enacted. In light of ongoing organizational changes, effective October 1, 2004, the Company split its two then-existing business units into separate geographic regions. The Company now reports its results for four business segments, Transportation North America, Transportation Europe and Rest of World (“ROW”), Industrial Energy North America and Industrial Energy Europe and ROW. Segment results for fiscal years 2004, 2003 and 2002 have been reclassified to conform to the current presentation. The Company will continue to evaluate its reporting segments pending the current changes and such future organizational changes that may take place.

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

Selected financial information concerning the Company’s reportable segments is as follows:

	Fiscal 2004
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Net sales	$817,710	$760,512	$210,572	$711,699	$—	$2,500,493
Gross profit	146,790	159,062	47,032	156,441	—	509,325
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (b)	63,020	75,640	14,397	4,439	(185,206)	(27,710)
Depreciation and amortization	23,794	24,438	12,568	26,786	10,230	97,816

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal 2003
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Net sales	$833,493	$660,417	$199,856	$667,335	$—	$2,361,101
Gross profit	154,349	154,079	47,889	160,224	—	516,541
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (c)(e)	63,725	82,639	4,626	(5,369)	(222,967)	(77,346)
Depreciation and amortization	25,880	20,414	12,012	22,568	10,880	91,754

	Fiscal 2002
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Net sales	$893,695	$624,424	$254,643	$655,788	$—	$2,428,550
Gross profit	117,059	127,511	89,040	130,309	—	463,919
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (d)(f)(g)	(13,987)	65,416	(69,604)	9,355	(295,977)	(304,797)
Depreciation and amortization	31,169	25,715	11,404	25,436	7,006	100,730

(a)	Other includes shared services and corporate expenses, interest expense, net, currency remeasurement loss (gain) and losses on sales of accounts receivable.
(b)	Includes restructuring charges of $1,981, $8,486, $38,356 and $3,885 within Transportation North America, Transportation Europe and ROW, Industrial Energy Europe and ROW and Other, respectively.
(c)	Includes restructuring charges of $5,068, $5,586, $4,833, $9,629 and $542 within Transportation North America, Transportation Europe and ROW, Industrial Energy North America, Industrial Energy Europe and ROW and Other, respectively.
(d)	Includes restructuring charges of $7,446, $309, $8,941, ($1,149) and $17,575 within Transportation North America, Transportation Europe and ROW, Industrial Energy North America, Industrial Energy Europe and ROW and Other, respectively.
(e)	Included in fiscal 2003 is a goodwill impairment charge of $37,000 within Industrial Energy Europe and ROW. See Note 10.
(f)	Included in fiscal 2002 is a goodwill impairment charge of $105,000 within Industrial Energy North America. See Note 10.
(g)	Includes a credit of $8,185 related to the termination of the Lion Company Energy agreement and a $13,873 charge related to the debt-for-equity exchanges. See Note 13.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the claims reconciliation and allowance process set forth in the Plan, the Official Committee of Unsecured Creditors, in consultation with the Company, established the reserve to provide for a pro rata distribution to holders of disputed claims as they become allowed. Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, the Company believes the reserve is reasonable and adequate. To the extent the reserved shares of Common Stock and Warrants are insufficient to provide such payment, the Company may issue additional shares of Common Stock and Warrants. In that event, the Company will also issue shares of Common Stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(30) OTHER MATTERS

These consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of current borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 19. Principally as a result of the dramatic increase in lead costs year on year and the resultant adverse impact upon the Company’s results, in November 2004, the Company was required to obtain amendments to certain financial covenants with respect to earnings before interest, taxes, depreciation, amortization and restructuring (“EBITDAR”) and leverage contained in its Senior Secured Credit Facility (the “Credit Agreement”). Due to the fact that the Company failed to satisfy its leverage ratio covenant as of December 31, 2004 under the Credit Agreement, in February 2005, the Company received a waiver of the leverage ratio covenant from its lenders, as well as amendments relating to the Company’s proposed senior note offering. The Company has also obtained further amendments to certain financial covenants as of March 31, 2005 and forecasts it will comply with its covenants through March 31, 2005. Although there can be no assurances, the Company believes, taking into account the Credit Agreement amendments and based upon its updated financial forecasts and plans, that it will comply with the covenants contained in its Credit Agreement for the foreseeable future. These forecasts and plans are based in part on the Company’s belief that it will complete the proposed senior note offering prior to March 31, 2005. However, there can be no assurance the senior note offering will be completed. If the financing is not completed, based upon the Company’s forecast and plans, it would expect to also need to obtain covenant amendments for June 30, 2005 and beyond.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”) within sixty days of such written notice to secure such waived amounts, as well as other customary conditions. On January 15, 2005, the Company submitted to the IRS a request for modification of its funding waiver application to secure an additional 60 days to negotiate an acceptable lien with the PBGC. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period. The Company is permitted by its senior credit facility, to the extent agreed to by the administrative agent, to grant the PBGC second-priority liens on its U.S. assets. If the PBGC demands that the Company also grant liens on the assets of its non-U.S. subsidiaries, the Company would be required to obtain the consent of the lenders under its senior credit facility. If such lenders do not consent, if the liens cannot be agreed upon with the PBGC or if the IRS does not extend the period to implement the liens, the Company will be required to fund the approximately $50,000 in contributions, of which approximately $24,000 may be due immediately and the balance would be required to be paid by September 15, 2005. In addition, the Company could be subject to potentially significant excise tax penalties and interest. The Company continues to discuss with the PBGC the provisions of a proposed lien. In the course of these discussions, the Company has been asked by the PBGC whether the proceeds of this offering could be used to pay the Company’s minimum funding requirements and whether a temporary waiver from the IRS is necessary.

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