Form 10-K
period 2005-03-31
EXIDE TECHNOLOGIES
filed 2005-06-29
CIK 813781

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-11263

Exide Technologies

(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-0552730
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13000 Deerfield Parkway, Building 200, Alpharetta, GA 30004 Telephone: (678) 566-9000

(Address, including zip code, and telephone number, including area code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Warrants to subscribe for Common Stock

Indicate by check mark whether the Registrant:    (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of September 30, 2004, based on the average bid and asked prices of the Registrant’s common stock on the NASDAQ market, was approximately $396,250,000.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities confirmed by a Court.    Yes  ☒    No  ☐

As of June 24, 2005, there were outstanding 24,510,013 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders scheduled for August 11, 2005

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

Examples of forward-looking statements include, but are not limited to (a) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure and other financial items, (b) statements of plans of and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance, (d) statements of assumptions, such as the prevailing weather conditions in the Company’s market areas, underlying other statements and statements about the Company or its business and (e) statements regarding the ability to obtain amendments under the Company’s debt agreements.

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s inability to promptly obtain a waiver of the Credit Agreement default resulting from the going concern qualification in the Company’s audit report and adverse reactions by creditors, vendors, customers, and others to the going-concern qualification and default, (ii) negative effects on the Company’s liquidity resulting from the lack of borrowing availability due to the Credit Agreement default described above and potential contraction of vendor credit, (iii) the Company’s ability to implement business strategies and restructuring plans, (iv) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (v) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs and the Company’s ability to comply with the covenants in its debt agreements or obtain waivers of noncompliance, (vi) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (vii) the realization of the tax benefits of the Company’s net operating loss carry forwards, of which is dependent upon future taxable income, (viii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ix) competitiveness of the battery markets in North America and Europe, (x) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (xi) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xii) the Company’s exposure to fluctuations in interest rates on its variable debt, (xiii) the Company’s ability to maintain and generate liquidity to meet its operating needs, (xiv) general economic conditions, (xv) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xvi) the Company’s reliance on a single supplier for its polyethylene battery separators, (xvii) our ability to attract and retain key personnel, and (xviii) the Company’s ability to comply with the provisions of Section 404 of the Sarbanes Oxley Act of 2002.

Therefore, the Company cautions each reader of this Report carefully to consider those factors hereinabove set forth, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

EXIDE TECHNOLOGIES

PART I

Item 1. Business

For information regarding the Company’s emergence from Chapter 11 bankruptcy protection on May 5, 2004, see the discussion herein.

Overview and General Discussion of the Business

Exide Technologies is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at 13000 Deerfield Parkway, Building 200, Alpharetta, GA 30004.

The Company is one of the largest manufacturers of lead acid batteries in the world, with fiscal 2005 net sales of approximately $2.7 billion. The Company’s North American, European and Asia Pacific operations represented approximately 40%, 54% and 6%, respectively, of fiscal 2005 net sales. Exide manufactures and supplies lead acid batteries for transportation and industrial applications worldwide.

Unless otherwise indicated, references to any “fiscal year” means the year ended March 31 of that year (e.g., “fiscal 2005” refers to the period beginning April 1, 2004 and ending March 31, 2005, “fiscal 2004” refers to the period beginning April 1, 2003 and ending March 31, 2004, and “fiscal 2003” refers to the period beginning April 1, 2002 and ending March 31, 2003). Unless the context indicates otherwise, the “Company,” “Exide,” “we” or “us” refer to Exide Technologies and its subsidiaries.

Narrative Description of Business

The Company is a global leader in stored electrical energy solutions and one of the world’s largest manufacturers of lead acid batteries used in transportation, motive power, network power and military applications. The Company reports its financial results through four principal business segments: Transportation North America, Transportation Europe and Rest of World (“Transportation Europe and ROW”), Industrial Energy North America and Industrial Energy Europe and Rest of World (“Industrial Energy Europe and ROW”).

Transportation

Transportation batteries include starting, lighting and ignition batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, boats and other applications. The market for transportation batteries is divided between sales to aftermarket customers and original equipment manufacturers (“OEM”s).

The Company is among the leading suppliers of transportation batteries to the aftermarket and to the OEM market for a variety of applications. Transportation batteries represented 62% of the Company’s net sales in fiscal 2005. Aftermarket sales represented approximately 73% of net sales in the Company’s Transportation segments, and OEM sales represented approximately 27% of net sales in the Company’s Transportation segments.

The Company’s principal batteries sold in the transportation market are primarily represented by the following brands: Centra, Champion, Champion Trailblazer, DETA, Exide, Exide NASCAR Select, Exide Select Orbital, Fulmen, Tudor and private labels. The Company also sells batteries for marine and recreational vehicles, including the following products:

• Exide Select Orbital Marine	brings all the advantages of the Company’s patented spiral wound technology to the marine market, and maintains nearly a full charge during the off-season and can be quickly recharged. This battery is also sealed, making it ideal for closed environments (such as inside a boat hull);

• Nautilus Gold Dual Purpose Stowaway Dual Purpose	a combination battery, replacing separate starting and deep cycle batteries in two-battery marine and recreational vehicle systems;

• Nautilus Mega Cycle Stowaway Deep Cycle	a high performance, dual terminal battery;

• Stowaway Nautilus	employs technology to satisfy the power requirements of large engines, sophisticated electronics and on-board accessories; and

• Stowaway Powercycler	a completely sealed, valve regulated (“VRLA”) battery with absorptive glass mat (“AGM”) technology and prismatic plates that offers features and benefits similar to the Exide Select Orbital, and was the first sealed, AGM battery introduced into the marine battery market.

Most of the Company’s transportation batteries are vented, maintenance-free lead acid batteries. However, the Exide Select Orbital and Maxxima batteries have a patented spiral wound technology and state-of-the-art recombinant design. The STR/STE batteries use recombination technology to allow a lead acid battery to be installed in the passenger compartment of a vehicle with substantially reduced fluid loss and acid fumes under normal operating conditions.

Aftermarket sales are driven by a number of factors including the number of vehicles in use, average battery life, average age of vehicles, average miles driven, weather conditions and population growth. Aftermarket demand historically has been less cyclical than OEM demand due to the three to five-year replacement cycle. Some of the Company’s major aftermarket customers include Wal-Mart/Sam’s Club, NAPA, CSK Inc., ADI and GAUI. In addition, the Company is also a supplier of authorized replacement batteries for major manufacturers, including DaimlerChrysler, John Deere, Renault/Nissan, Ford and PACCAR.

OEM sales are driven in large part by new vehicle build rates, which are driven by consumer demand for vehicles. The OEM market is characterized by an increasing preference by OEMs for suppliers with established global production capabilities that can meet their needs as they expand internationally and increase platform standardization across multiple markets. The Company supplies batteries for five of the 10 top-selling vehicles in the United States and three of the 10 top-selling vehicles in Europe. Select customers include Ford, Fiat, DaimlerChrysler, Renault/Nissan, the PSA group (Peugeot S.A./Citroën), Case/New Holland, BMW, John Deere, Volkswagen and Toyota

Transportation North America

In North America, the Company sells aftermarket transportation products through various distribution channels including mass merchandisers, auto parts outlets, wholesale distributors, battery specialists, and OEM transportation products through dealer networks. The Company’s North American operations include a network of 82 owned branches that sell and distribute batteries and other products to the Company’s distributor channel network, battery specialists, national account customers’ retail stores and OEM dealers. In addition, these branches collect spent batteries for recycling at the Company’s smelters.

The Company’s North American transportation aftermarket battery products include the following:

• Champion	enhanced power cold cranking amps and a 72 month warranty;

• Champion Trailblazer	targeted at light trucks and sport utility vehicles;

• Exide	enhanced power cold cranking amps and a 72 month warranty;

• Exide NASCAR Select	officially licensed by NASCAR; and

• Exide Select Orbital	can be recharged in less time than needed for conventional batteries, and has high power output and superior vibration resistance compared with a conventional lead acid battery.

Transportation Europe and ROW

The Company sells aftermarket batteries primarily through battery wholesalers, OEM dealer networks, hypermarkets, service installers, purchasing groups in Europe and oil companies. Wholesalers and OEM dealers have traditionally represented the majority of this market, but supermarket chains, replacement-parts stores (represented by purchasing groups) and hypermarkets have become increasingly important. Battery wholesalers now sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers and supermarkets throughout Europe.

In Europe, the Company has five major Company-owned brands: Exide and Tudor, promoted as pan-European brands, and DETA, Centra and Fulmen, which have strong local awareness levels. In the European market, the Company generally offers transportation batteries in five basic categories:

• Basic Model	marketed under private label brand names in France, Germany and Spain, under the Basic name in Italy and various names in other markets;

• Upgrade Model	marketed under the Classic mark, which carries a 24-month warranty and marketed under the Equipe name in France, the Classic name in Germany, the Leader name in Italy, the Tudor name in Spain and various other names in other markets;

• Premium Model	marketed under the Formula name in France, the Millennium 3 name in Spain, the Top Start Plus name in Germany, the Ultra name in Italy, the Ultra brand in the United Kingdom and under various other names in other markets;

• STR/STE	approved for use by BMW and was included in some models beginning with the 2000 model year; and

• Maxxima	the equivalent of the Exide Select Orbital.

Industrial Energy

The Company’s Industrial Energy segments supply both motive and network power applications. Industrial Energy batteries represented 38% of the Company’s net sales in fiscal 2005. Motive power sales represented approximately 60% of Industrial Energy net sales, and Network Power sales represented approximately 40% of Industrial Energy net sales.

The motive power battery market is divided into the OEM market, comprised of the manufacturers of electric vehicles, and the replacement market, which includes large users of such electric vehicles as well as original equipment dealer networks. The Company’s sales are split equally between OEMs and aftermarket.

Motive power batteries are used in the materials handling industry for forklifts and electric counter balance trucks, pedestrian pallet trucks, low level order pickers, turret trucks, tow tractors, reach trucks and very narrow aisle (VNA) trucks, as well as in other industries, including machinery in the floor cleaning market, the golf cart market, the powered wheelchair market, mining locomotives, electric road vehicles, electric boats and non-military submersible vehicles. The Company also offers a complete range of battery chargers and associated equipment for the operation and maintenance of battery-powered vehicles. Motive power batteries have useful lives, lasting an average of five years.

The Company’s motive power batteries are composed of 2-volt cells assembled in numerous configurations and sizes to provide capacities ranging from 30 Ah to 1500 Ah. Battery construction for the motive power markets ranges from flooded flat plate and tubular to recombinant AGM and gel. The Company pioneered the development of recombinant valve regulated lead acid batteries in both AGM and gel constructions. These batteries provide major advantages to users by eliminating the need to add water or mix the electrolyte and physically maintain the batteries, as well as by providing flexibility in packaging and transport. The Company’s motive power products also include systems solutions, such as intelligent chargers, automatic watering systems and fleet management devices, to meet a wide spectrum of customer application requirements.

Network power (also known as standby, stationary or reserve) batteries are used for back-up power applications to ensure continuous power supply in case of main (primary) power failure or outage. Network power batteries are used to provide back-up power for use with telecommunications systems, computers, hospitals, process control, air traffic control, security systems, utility, railway and military applications. Network power batteries also serve as uninterruptible power supplies (UPS) used in computer installations for banks, airlines and back-up servers for wireless networks. Telecommunications applications include central and local switching systems, satellite stations, wireless base stations and mobile switches, optical fiber repeating boxes, cable TV transmission boxes and radio transmission stations. In these applications, the batteries are usually packaged with a 48-volt DC power system.

The Company’s network power battery products are generally sold to three principal types of end users, communications/data, industrial and military, and are used for back-up power applications. Network power batteries are designed to offer service lives ranging from five to 20 years depending on construction and application.

There are two primary network power lead acid battery technologies: valve-regulated (VRLA, or sealed) and vented (flooded). There are two types of VRLA technologies—AGM and gel. These technologies are described as follows:

Vented (Flooded):	This technology is used in applications requiring high reliability but with the ability to allow for regular maintenance. The basic construction involves positive flat or tubular positive plates. Transparent containers and accessible internal construction are features of these batteries that allow end users to check the battery’s physical condition.

VRLA: AGM:	This technology utilizes an electrolyte immobilized in an absorbent glass mat separator. This technology, offering higher energy density than gel, is particularly well adapted to high rate applications and are designed to offer up to a 20-year service life, depending on environment and application.

VRLA: gel:	This technology utilizes a gel electrolyte. VRLA batteries have replaced other types of network power batteries because they can enhance safety and reduce maintenance compared to vented batteries and can be used in both vertical and horizontal positions. The Sonnenschein gel technology offers the advantages of high reliability and long life. The gel product range offers a wide range of capabilities including heat resistance, deep discharge resistance, long shelf life and high cyclic performance.

The Company’s dominant network power battery brands, Absolyte and Sonnenschein, offer customers the choice of AGM and gel valve regulated battery technologies and deliver among the highest energy and power densities in their class. Service and technical assistance are important to the network power business. The Company often ships network power batteries directly to equipment manufacturers and systems integrators who include the Company’s batteries in their original equipment and distribute products to end users.

The Company offers a global product line which is marketed under the following five brands associated with product type and technology:

• Absolyte:	Large 2-volt cells, incorporating AGM technology, for long duration (e.g. telecommunications) and short duration applications;

• Classic:	Primarily 2-volt and some multi-cell vented (or flooded) products for a wide range of applications;

• Marathon:	Single- and multi-cell AGM monobloc batteries for long duration applications;

• Sonnenschein:	Multi-cell monoblocs and 2-volt cells, incorporating gel technology; and

• Sprinter:	Multi-cell AGM monobloc batteries for short duration, high discharge rate applications.

The Company’s major network power battery customers for telecommunications services include China Unicom, Cingular, Deutsche Telecom, Singapore Telecom, Telecom Italia, Telefonica of Spain, Verizon and Vodafone. Major telecommunications manufacturing customers include Alcatel, Emerson, Ericsson, Marconi, Motorola, Nokia, Nortel and Siemens. UPS manufacturing and end user customers include Liebert and Merlin Gerin. The Company is the sole supplier to the U.S. Navy for submarine batteries, as well as a number of major Naval fleets in Europe. In addition the business supplies batteries for military vehicles (i.e. tanks and personnel carriers) to the German and other armies. The Company promotes its products through technical seminars, trade shows and technical literature.

Industrial Energy North America

Motive Power

Motive power products are sold primarily to independent lift truck dealers or directly to national accounts or end users. The Company’s primary motive power customers in North America include Nacco, Wal-Mart, Crown, Kroger and Target. Motive power products and services are distributed in North America by sales and service locations owned by the Company which are augmented by a network of independent manufacturers’ representatives who provide local service on their own behalf.

Network Power

Network power products and services are distributed in North America by sales and service locations owned by the Company which are augmented by a network of independent manufacturers’ representatives who provide local service on their own behalf.

Industrial Energy Europe and ROW

Motive Power

The Company distributes motive power products and services in Europe through sales and service organizations in each country owned by the Company and utilize distributors and agents for export of products from Europe to the rest of the world. Motive power products in Europe are also sold to a wide range of customers in the aftermarket, ranging from large industrial companies and retail distributors to small warehouse and manufacturing operations. Motive power batteries are also sold in complete packages, including batteries, chargers and, with a growing number of customers, on-site service. The Company’s major OEM motive power customers include the Linde Group, the Jungheinrich Group and Toyota.

Network Power

The Company distributes network power products and services in Europe through sales and service organizations in each country owned by the Company. In Australia and New Zealand, batteries and chargers are distributed through sales and service organizations owned by the Company. In Asia, products are distributed through independent distributors. The Company utilizes distributors, agents, and direct sales for export of products from Europe and North America to the rest of the world.

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

Research and Development

The Company is committed to developing new and technologically advanced products, services and systems that provide superior performance and value to customers. To support this commitment, the Company focuses on developing opportunities across its global markets.

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

In addition to in-house efforts, the Company continues to pursue the formation of potential alliances and collaborative partnerships to pursue system technology development. One example of this strategy is a collaborative agreement with Siemens VDO Automotive AG to develop energy-management systems for 14- and 42-volt automotive electrical and electronic architectures for the global OEM market.

The Company has established arrangements with Lear Corporation and Valeo in the transportation markets. In addition, the Company has various development activities targeted at the industrial and military markets.

Patents, Trademarks and Licenses

The Company owns or has a license to use various trademarks that are valuable to its business. The Company believes these trademarks and licenses enhance the brand recognition of the Company’s products. The Company currently owns approximately 320 trademarks and licenses from others the right to use fewer than 25 trademarks worldwide. For example, the Company licenses the NASCAR mark from NASCAR and the Exide mark in the United Kingdom and Ireland from Chloride Group Plc. The Company also acts as licensor under certain licenses. For example, Exide Electronics Group, Inc., an unaffiliated company, is licensed to use the Exide mark on certain devices and EnerSys, Inc. is licensed to use the Exide mark on industrial battery products in certain countries, subject to the outcome of the litigation discussed below. The Company’s current license for NASCAR expires at the end of 2006.

The Company has generated a number of patents in the operation of its business and currently owns all or a partial interest in more than 400 patents worldwide. The Company also has more than 600 applications for patents pending. Although the Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to the Company’s market competitiveness, currently no patent individually is material to the operation of the business or the Company’s financial condition.

In March 2003, the Company brought legal proceedings in the Bankruptcy Court to reject certain agreements relating to EnerSys, Inc.’s right to use the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. For further information regarding this matter, see the information under Item 3—Legal Proceedings.

Manufacturing, Raw Materials and Suppliers

Lead is the primary material used in the manufacture of the Company’s lead acid batteries, representing approximately one-third of the cost of goods produced. The Company obtains substantially all of its North American lead requirements through the operation of six secondary lead recycling plants, which reclaim lead by recycling spent lead acid batteries. In North America, spent batteries are obtained for recycling primarily from the Company’s customers, through the company-owned branch networks and from outside spent-battery collectors. In Europe, lead requirements of battery manufacturers, including the Company, are principally obtained from third party suppliers.

The Company uses both polyethylene and AGM battery separators. There are a number of suppliers from whom the Company purchases AGM separators. Polyethylene separators are purchased solely from one supplier, with supply agreements expiring in December 2009. The agreements restrict the Company’s ability to source separators from other suppliers unless there is a technical benefit that the Company’s sole supplier cannot provide. In addition, the agreements provide for substantial minimum annual purchase commitments. There is no real second source that could readily provide the volume of polyethylene separators used by the Company. As a result, any major disruption in supply from the Company’s sole supplier would have a material adverse impact on the Company.

Other key raw materials and components in the production of batteries include lead oxide, acid, steel, plastics and chemicals, which are generally available from multiple sources. The Company has not experienced any material stoppage or disruption in production as a result of the unavailability, or delays in the availability, of raw materials.

Competition

Transportation Segments

The North American and European transportation markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty. Well-recognized brand names are also important for aftermarket customers who do not purchase private label batteries. Most sales are made without long-term contracts.

In the North American transportation aftermarket, the Company believes it has the second largest market position. Other principal competitors in this market are Johnson Controls, Delphi Automotive Systems and East Penn. Price competition in this market has been severe in recent years. Competition is strongest in the auto parts retail and mass merchandiser channels where large customers use their buying power to negotiate lower prices.

The largest competitors in the North American OEM market are Johnson Controls and Delphi Automotive Systems. Due to technical and production qualification requirements, OEMs change battery suppliers less frequently than aftermarket customers but, because of their purchasing size, can influence market participants to compete on price and other terms.

The Company has the overall largest market position in Europe in automotive batteries, ranking first in aftermarket sales and second in sales to OEMs. The Company’s next largest competitor in the automotive markets is Johnson Controls. The European battery markets, particularly in the automotive OEM market, have undergone severe price competition. In addition, the strength of the Euro in the Company’s European markets has resulted in competitive pricing pressures from Asian imports, negatively impacting average selling prices.

Industrial Energy Segments

Motive Power

The Company has the largest market share for motive power products on a global basis. EnerSys, following its acquisition of Hawker Battery Group in 2001 and Fiamm in 2005, ranks second in Europe. Other competitors in Europe include Hoppecke, BAE and MIDAC. The Company believes it ranks second to EnerSys in market share in North America. In North America, the other major competitors are C&D Technologies and East Penn. In Asia, GS/Yuasa, Shinkobe and EnerSys are the major competitors, with GS/Yuasa being the market leader. In countries such as Brazil, China and India, the Company currently serves these markets on a limited basis through export sales.

Quality, product performance, in-service reliability, delivery and price are important differentiators in the motive power market. Well-known brands are also important and the Company’s Chloride Motive Power, DETA, GNB, Sonnenschein and Tudor are among the leading brands in the world. In addition, the Company has developed a range of low maintenance batteries (the Liberator series) which are combined with a matched range of Exide-regulated or high frequency chargers and reduce customers’ operating costs.

Network Power

EnerSys, following its acquisition of Hawker Battery Group in 2001, has the largest market share for network power batteries on a global basis with the Company ranking second in the world.

The Company estimates it ranks third to C&D Technologies and EnerSys in North America and second to Enersys in Europe. In Asia, Yuasa has a market leadership position, which has been further strengthened following the merger of Yuasa with Japan Storage Battery, another leading Japanese battery company. Further consolidation in Japan took place with the merger of National Panasonic and Shinkobe. Competition for network power batteries has intensified given the decline in industry demand and overcapacity resulting in aggressive competition in most industry segments. Emerging Chinese battery manufacturers are increasing market share.

Quality, reliability, delivery and price are important differentiators in the network power market, along with technical innovation and responsive service. Well-known brands are also important, and the Company’s Absolyte, Classic, Marathon, Sonnenschein and Sprinter are among the leading brands in the world.

Environmental, Health and Safety Matters

As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”). For a discussion of the legal proceedings relating to environmental, health and safety matters, see Item 3. Legal Proceedings.

Employees

Total worldwide employment was approximately 14,268 at March 31, 2005, compared to 15,300 at March 31, 2004, reflecting the impact of the Company’s ongoing restructuring actions and cost reduction efforts.

North America

As of March 31, 2005, the Company employed approximately 1,373 salaried employees and approximately 3,969 hourly employees in North America, primarily in the United States. Approximately 46% of such salaried employees are engaged in sales, service, marketing and administration and approximately 54% in manufacturing and engineering. Approximately 32% of the Company’s North American hourly employees are represented by unions. Relations with the unions are generally good. Contracts covering approximately 475 of the Company’s domestic employees expire in fiscal 2006, and the remainder thereafter.

Europe and Rest of World

As of March 31, 2005, the Company employed approximately 3,238 salaried employees and approximately 5,688 hourly employees outside of North America, primarily in Europe. Approximately 63% of such salaried employees are engaged in sales, service, marketing and administration and approximately 37% in manufacturing and engineering. The Company’s hourly employees are generally represented by unions. The Company meets regularly with the European Works Council. Relations with the unions are generally good. Contracts covering most of the Company’s union employees expire on various dates through fiscal 2006.

Backlog

The Company’s order backlog at March 31, 2005, was approximately $42.6 million for Industrial Energy North America and $81.4 million for Industrial Energy Europe and ROW. The Company expects to fill all of the March 31, 2005 backlog during fiscal 2006, except for $2.6 million forward orders for military phased for delivery through 2007. The Transportation backlog at March 31, 2005 was not significant.

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

Item 2. Properties

The chart below lists the location of the Company’s principal facilities. All of the facilities are owned unless otherwise indicated. Most of the Company’s significant U.S. properties and some of its European properties secure its financing arrangements. For a description of the financing arrangements, see “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The leases for leased facilities expire at various dates through 2016.

Location	Approximate Square Footage			Use
North America:

Alpharetta, GA	67,000	(leased)		Executive Offices

Aurora, IL	43,200	(leased)		Executive Offices

Baton Rouge, LA	176,000			Secondary Lead Smelting

Bristol, TN	631,000			Battery Manufacturing and Distribution Center

Cannon Hollow, MO	137,000			Secondary Lead Smelting

Columbus, GA	330,000			Industrial Battery Manufacturing and Distribution Center

Fort Erie, Canada	90,000			Distribution Center

Fort Smith, AR	224,000	(leased)		Industrial Battery Manufacturing and Distribution Center

Frisco, TX	132,000			Secondary Lead Smelting

Kankakee, IL	270,000			Industrial Battery Manufacturing

Kansas City, KS	140,000			Industrial Battery Manufacturing

Kansas City, KS	98,000	(leased)		Distribution Center

Lampeter, PA	82,000			Battery Plastics Manufacturing

Manchester, IA	286,000			Battery Manufacturing Distribution Center

Muncie, IN	174,000			Secondary Lead Smelting

Reading, PA	125,000			Secondary Lead Smelting and Polypropylene Reprocessing

Reading, PA	358,000			Distribution and Formation Center

Salina, KS	438,000			Battery Manufacturing and Distribution Center

Shreveport, LA	239,000	(leased	)	Battery Manufacturing

Sumner, WA	85,000	(leased	)	Distribution Center

Vernon, CA	220,000			Secondary Lead Smelting

Location	Approximate Square Footage			Use
Europe and Rest of World:

Adelaide, Australia	436,000			Automotive Battery Manufacturing

Sydney, Australia	700,000			Industrial Battery Manufacturing and Distribution Center

Florival, Belgium	1,485,000			Transportation Distribution Center and Offices

Bolton, England	1,400,000			Industrial Battery Manufacturing

Manchester, England	9,600	(leased	)	Executive Offices

Trafford Park, England	86,000	(leased	)	Charger Manufacturing

Auxerre, France	508,000			Automotive Battery Manufacturing

Gennevilliers, France	60,000	(leased	)	Executive Offices

Lille, France	738,000			Industrial Battery Manufacturing

Nanterre, France	345,000			Automotive Battery Manufacturing

Peronne, France	430,000			Plastics Manufacturing

Bad Lauterberg, Germany	1,303,000			Manufacturing, Administrative and Warehouse

Budingen, Germany	928,000			Industrial Battery Manufacturing, Distribution and Administration

Vlaardingen, Holland	118,000			Industrial Distribution Center and Offices

Canonica d’Adda, Italy	203,000			Plastics Manufacturing

Fumane di Valipolicella, Italy	65,000			Industrial Battery Manufacturing

Romano Di Lombardia, Italy	266,000	(leased	)	Automotive Battery Manufacturing

Lower Hutt, New Zealand	213,000			Automotive Battery Manufacturing

Petone, New Zealand	41,100			Secondary Lead Smelting

Poznan, Poland (five)	1,464,000	(leased	)	Automotive Battery Manufacturing

Castanheira do Riatejo, Portugal	471,000			Industrial Battery Manufacturing

Azambuja, Portugal	1,000,000			Secondary Lead Smelting and Plastics Manufacturing

Azuqueca de Henares, Spain	1,783,000			Automotive Battery Manufacturing

San Esteban de Gomez, Spain	3,300,000			Secondary Lead Smelting

La Cartuja, Spain	1,670,000			Industrial Battery Manufacturing

Manzanares, Spain	438,000			Automotive Battery Manufacturing

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

On April 20, 2005, the Company made its fourth distribution of new common stock and Warrants. Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, and except to the extent the items as noted below have greater than expected negative outcomes, the Company believes the remaining reserve is reasonable and adequate. To the extent the reserved shares of new common stock and Warrants are ultimately insufficient to provide payment for such outstanding claims, the Company may issue additional shares of new common stock and Warrants. In that event, the Company will also issue shares of new common stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

Historical Federal Plea Agreement

In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27.5 million over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of the former officers. Generally, failure to comply with the provisions of the plea agreement, including the obligation to pay the fine, would permit the U.S. Government to reopen the case against the Company. In 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27.9 million. Also, if the U.S. Government were to assert that the obligation to pay the fine was not discharged under the Plan of Reorganization, the Company could be required to pay it. In January 2005, the U.S. Attorney’s Office requested additional information regarding whether the Company adequately disclosed its financial condition at the time the plea agreement and the associated fine were approved by the U.S. District Court. The Company supplied correspondence and other materials responsive to this request.

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

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. On November 19, 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. PDH subsequently filed a motion to reconsider, and on June 16, 2005, the Bankruptcy Court denied PDH’s motion to reconsider. In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims Exide was obligated to replace. Exide’s answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action have been transferred to the U.S. Bankruptcy Court for the District of Delaware and are currently subject to a stay injunction by that court. The Company plans to vigorously defend itself and pursue its counterclaims.

From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims received 45 employee claims alleging asbestos-related illnesses. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $260,000 and $378,000 in calendar 2003 and 2004, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $200,000 and $107,000 during the same periods to date for the dependents of four such claimants. The Company has not yet been required to indemnify or make any payments in 2005. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company’s Shanghai, China subsidiary, Exide Technologies (Shanghai) Company Limited (“Exide Shanghai”), has been the subject of an investigation by the Anti-Smuggling Bureau of the Shanghai Customs Administration (“Anti-Smuggling Bureau”). A report was submitted by the Anti-Smuggling Bureau to the Shanghai Municipal People’s Public Prosecutor’s Office, First Division (“Prosecutor’s Office”). The Prosecutor’s Office rejected the report and requested further investigation by the Anti-Smuggling Bureau. The company has been advised recently that the supplemental investigation has been completed and new prosecution opinions have been submitted to the Public Prosecutor’s Office, which contains the same findings, but also includes the names of additional dealers of the Company’s products as witnesses.

In April 2003, the Company sold its Torrejon, Spain nickel-cadmium plant. The Torrejon courts are conducting an investigation of two petitions submitted to determine whether criminal charges should be filed for alleged endangerment of workers’ health at the former Torrejon plant. The petitions contain criminal allegations against former employees but only allegations of civil liability against the Company. The investigations have been consolidated into one court. The Company has retained counsel in the event that any charges ultimately are filed.

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

On June 15, 2005, Aviva Partners LLC filed a purported class action lawsuit against the Company, Gordon Ulsh, J. Timothy Gargaro and Craig Mulhauser alleging violations of certain federal securities laws. The case was filed in the United States District Court for the District of New Jersey purportedly on behalf of purchasers of the Company’s stock between November 16, 2004 and May 17, 2005. The complaint alleges that certain public statements made during this period by the Company and its officers constituted material misstatements in violation of Rule 10b-5 under the Securities Exchange Act. The complaint does not specify an amount of damages sought. The Company denies the allegations in the complaint and intends to vigorously pursue its defense.

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

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 96 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged.

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

In October 2004, the U.S. Environmental Protection Agency (“EPA”), in the course of negotiating the government’s pre-petition claim with the Company, notified the Company of the possibility of additional cleanup costs associated with the remediation of the Hamburg, Pennsylvania properties of approximately $35 million. To date, the EPA has not made a formal claim for this amount or provided support for these estimates. Although the

Company does not believe there is a basis for this claim, if the government proceeds with an action and prevails, the amounts of this claim, when added to all other reserved claims, could result in an inadequate reserve of new common stock and Warrants to resolve all such claims. The Company would still retain the right to perform and pay for such cleanup activities, which would preserve the existing reserved common stock and Warrants discussed in this Item 3. Legal Proceedings. Because the Company does not believe there is a basis for this claim and because of its pre-petition status, no provisions have been recorded in connection therewith.

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2005 (Successor Company) and March 31, 2004 (Predecessor Company), the amount of such reserves on the Company’s consolidated balance sheet was approximately $58.5 million and $94.2 million, respectively. These reserves have been adjusted in Fresh Start reporting to the extent that the Company believes such obligations have been discharged under the Plan and to reflect the discounting of reserves, where appropriate under SOP 90-7. See Note 5. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Data

Since May 6, 2004, the Company’s new common stock and Warrants have traded on the NASDAQ National Market under the symbol “XIDE” and “XIDEW”, respectively. From May 6, 2004 to June 24, 2005, the high and low closing bid prices of the new common stock were $21.75 and $4.32, respectively, and the high and low closing bid prices of the Warrants were $6.46 and $0.40, respectively, as reported by the NASDAQ National Market.

	Fiscal Year Ended March 31 Prices
	High	Low
New Common Stock
2005:
First Quarter	$21.75	$18.43
Second Quarter	19.73	14.80
Third Quarter	16.11	10.32
Fourth Quarter	16.15	12.80

	Fiscal Year Ended March 31 Prices
	High	Low
Warrants
2005:
First Quarter	$6.46	$3.90
Second Quarter	4.65	2.50
Third Quarter	3.04	1.29
Fourth Quarter	2.50	1.70

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

The Company did not pay dividends on its old common stock during fiscal year 2003, fiscal year 2004 or during the period from April 1, 2004 to May 5, 2004. Covenants in the Company’s Credit Agreement restrict the Company’s ability to pay cash dividends on capital stock and the Company presently does not intend to pay dividends on its new common stock.

As of June 24, 2005, the Company had 24,510,013 shares of its new common stock and 4,779,181 of its Warrants outstanding, with 3,419 and 4,663 holders of record, respectively.

Sales of Unregistered Securities.

On March 18, 2005, the Company issued $290 million aggregate principal amount of 10.5% senior secured notes due 2013. Deutsche Bank Securities Inc. and Credit Suisse First Boston LLC acted as joint book-running managers for the sale, and Banc of America Securities LLC and UBS Securities LLC acted as co-managers. The notes were offered and sold only (i) to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act of 1933, as amended and (ii) outside the United States to persons other than U.S. persons in reliance upon Regulation S under the Securities Act of 1933, as amended. The Company sold the notes to the initial purchasers at a 2.5% discount.

In addition, on March 18, 2005, the Company issued $60 million aggregate principal amount of floating rate convertible senior subordinated notes due 2013. The initial purchasers were Deutsche Bank Securities Inc. and Credit Suisse First Boston LLC. The convertible notes were sold only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act of 1933, as amended. The Company sold the convertible notes to the initial purchasers at a 3.0% discount. These notes are convertible, at the option of the holders, prior to the close of business on the maturity date of September 18, 2013, at a conversion price of $17.37 per share, which is equal to a conversion rate of approximately 57.5705 shares per $1,000 principal amount of notes, subject to adjustment. Upon a change of control, under certain circumstances, the Company will (i) decrease the conversion price for holders converting their notes in connection with such change of control or (ii) elect to adjust the conversion rate and the related conversion obligation so that the notes are convertible into shares of the acquiring or surviving company.

Equity Compensation Plan Information

As of March 31, 2005, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of the Company’s old common stock or awarded shares of old common stock. On the Effective Date, all issued, unissued, authorized or outstanding shares of old common stock, together with any warrants, options or contract rights to purchase or acquire such interests at any time were cancelled. The following table contains information relating to such plans as of March 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	485,772	$15.72	1,789,228

Total	485,772	$15.72	1,789,228

Item 6. Selected Financial Data (in thousands, except per share data):

The following table sets forth selected financial data for the Company. The reader should read this information in conjunction with the Company’s Consolidated Financial Statements and Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this report.

	Predecessor Company					Successor Company
	Fiscal Year Ended				Period From April 1, 2004 to May 5, 2004	Period From May 6, 2004 to March 31, 2005
	2001	2002	2003	2004
Statement of Operations Data

Net sales	$2,432,102	$2,428,550	$2,361,101	$2,500,493	$214,607	$2,476,259
Gross profit	534,479	463,919	516,541	509,325	35,470	377,502
Selling, marketing and advertising expenses	291,068	290,957	261,299	264,753	24,504	252,085
General and administrative expenses	157,459	178,842	175,177	161,271	17,940	149,871
Restructuring and impairment	97,400	33,122	25,658	52,708	602	42,479
Interest expense, net	117,652	136,241	105,788	99,027	8,870	42,636
Loss before reorganization items, income tax, minority interest and cumulative effect of change in accounting principle (2)	(154,330)	(304,797)	(77,346)	(27,710)	(22,668)	(441,195)
Reorganization items, net	—	—	36,370	67,042	18,434	11,527
Income taxes	8,632	(1,422)	26,969	3,271	(2,482)	14,219
Income (Loss) before cumulative effect of change in accounting principle	(164,585)	(303,586)	(140,885)	(98,490)	1,748,564	(466,923)
Cumulative effect of change in accounting principle (1)	—	(496)	—	(15,593)	—	—
Net income (loss) (5)	(164,585)	(304,082)	(140,885)	(114,083)	1,748,564	(466,923)
Basic and diluted net income (loss) per share	(7.02)	(11.35)	(5.14)	(4.17)	63.86	(18.68)

Balance Sheet Data (at period end)

Working capital (deficit) (3)	$183,618	$(951,866)	$(15,876)	$(270,394)	$402,076	$(180,172)
Property, plant and equipment, net	632,935	530,220	533,375	543,124	826,900	799,763
Total assets	2,298,925	1,915,868	2,372,691	2,471,808	2,729,404	2,290,780
Total debt	1,347,046	1,413,272	1,804,903	1,847,656	547,549	653,758
Common stockholders’ equity (deficit)	(256,639)	(555,742)	(695,369)	(769,769)	888,391	427,259

Other Financial Data

Cash provided by (used in):
Operating activities (4)	$90,190	$(6,665)	$(239,858)	$40,551	$(7,186)	$(9,691)
Investing activities	(355,920)	(58,462)	(39,095)	(38,411)	(4,352)	(44,013)
Financing activities	259,468	73,720	278,882	(9,667)	35,168	68,925
Capital expenditures	69,495	61,323	45,878	65,128	7,152	69,114
Cash dividends per share	0.08	0.04	—	—	—	—

(1)	The cumulative effect of change in accounting principle in 2002 resulted from the adoption of SFAS 133 on April 1, 2001 and the cumulative effect of change in accounting principle in 2004 resulted from the adoption of SFAS 143 on April 1, 2003.

(2)	Loss before reorganization items, income tax, minority interest and cumulative effect of change in accounting principle included goodwill impairment charges of $105,000 in fiscal 2002, $37,000 in fiscal 2003 and $388,524 in fiscal 2005.
(3)	Working capital (deficit) is calculated as current assets less current liabilities, which at March 31, 2005 and March 31, 2002 reflects the reclassification of certain long-term debt as current. At March 31, 2003 and March 31, 2004, working capital (deficit) excludes liabilities of the Debtors classified as subject to compromise.
(4)	Cash used in operating activities in fiscal 2003 includes the repurchase of uncollected securitized accounts receivable under the terminated U.S. and European securitization programs of $117,455 and $124,793, respectively.
(5)	Net income in the period April 1, 2004 to May 5, 2004 (Predecessor Company) includes gain on discharge of liabilities subject to compromise of $1,558,839 and Fresh Start accounting adjustments of $228,371.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands, except per share data)

Important Matters

On June 27, 2005, the Company was advised by its independent registered public accounting firm, PricewaterhouseCoopers LLP, that its report on the Company’s consolidated financial statements as of and for the fiscal year ended March 31, 2005 will contain a going-concern qualification. The going-concern qualification in the Company’s audit report results in a default under the Company’s Credit Agreement. The Company is working with the agent for its bank group to obtain a waiver of this default, but there can be no assurance that it will be able to obtain such a waiver. The Company will not be able to make further borrowings under its Credit Agreement until such a waiver is obtained.

After April 15, 2002, the Debtors operated their businesses and managed their properties as debtors-in-possession throughout the course of the bankruptcy case. The Debtors, along with the Official Committee of Unsecured Creditors filed the Plan with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the Plan. As of the Effective Date, the Debtors substantially consummated the transactions provided for in the Plan. See Item 1. Business—”Emergence from Chapter 11 Bankruptcy Protection”, which contains a summary of certain transactions that became effective on the Effective Date.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained in this annual report on Form 10-K. In particular, this discussion should be read in conjunction with Note 1. “Basis of Presentation” and Note 2. “Emergence From Chapter 11 Bankruptcy Protection and Recapitalization” which describe the filing by Exide Technologies and certain of its domestic subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on April 15, 2002 and the financial restructuring associated with the Company’s emergence from Chapter 11, effective May 5, 2004.

The Consolidated Financial Statements contained herein have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Financial statements for periods subsequent to the Company’s emergence from Chapter 11 are not comparable with those of prior periods.

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

Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purpose of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-K for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of legal contingencies, see Part I, Item 3. Legal Proceedings.

External Factors That Affect Our Financial Performance

Lead. Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. Since March 31, 2003, lead prices quoted on the London Metal Exchange (“LME”) have increased from $457 per metric tonne to $1,022 per metric tonne at March 31, 2005, a change of over 100%. To the extent the Company is unable to pass on these higher material costs to its customers, the Company’s financial performance would be adversely impacted.

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

Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. In fiscal 2005, approximately 54% of the Company’s net sales were generated in Europe. Further, approximately 66% of the Company’s aggregate accounts receivable and inventory as of March 31, 2005 are held by its European subsidiaries.

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

Fiscal 2005 Highlights and Outlook

The Company’s reported results for fiscal 2005 were impacted by three principal considerations: (i) the impact of Fresh Start accounting and reporting on the reported basis of the Company’s assets and liabilities, which were based upon enterprise values and reorganization values of approximately $1.5 billion and $2.7 billion, respectively, (ii) the goodwill impairment charge of $388,524 and (iii) the impact of material increases in the price of lead, which is a primary component in the manufacture of batteries and makes up approximately one-third of the Company’s cost of goods sold. Since March 31, 2003, lead prices quoted on the LME have increased from $457 per metric tonne to over $1,022 per metric tonne at March 31, 2005, a change of over 100%.

In the North American market, the Company obtains approximately 90% of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. This helps the Company in North America control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. Therefore the Company expects that the higher market price of lead with respect to North American manufacturing will nevertheless continue to have some impact on results. The Company has and continues to take selective pricing actions and attempts to secure higher spent battery return rates to help mitigate these risks.

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

In addition to management of the impact of higher lead prices on the Company’s results, the key elements of the Company’s underlying business plans and strategies for fiscal 2006 are

(i) Successful execution and completion of the Company’s ongoing restructuring plans, including a plant closure in France and organizational realignment of divisional and corporate functions resulting in further headcount reductions, principally in selling, general and administrative functions globally.

(ii) Actions to improve the Company’s liquidity and operating cash flow through aggressive working capital reduction plans, the sales of non-strategic assets and businesses, streamlining cash management processes and implementing plans to minimize the cash costs of the Company’s restructuring initiatives.

(iii) Continuing to reduce costs, improve customer service and satisfaction through enhanced quality and reduced lead times. The Company is continuing to drive these strategies through its EXCELL lean supply chain initiative, improved and focused supplier procurement initiatives across the Company and reductions in salaried headcount and discretionary spending.

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

Valuation of Long-lived Assets. The Company’s long-lived assets include property, plant and equipment, goodwill and identified intangible assets. Long-lived assets (other than goodwill and indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of goodwill and indefinite-lived intangible assets are based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. Based on the Company’s annual impairment assessment effective December 31, 2004, the Company determined that goodwill was fully impaired and recorded a write-down of the entire goodwill balance in fiscal 2005. An erosion of future business results in any of the Company’s business units could create impairment in other long-lived assets and require a significant write down in future periods.

Employee Benefit Plans. The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions (“SFAS 87”)” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”)”. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see Employee Benefit Plans herein and Note 15 to the Consolidated Financial Statements.

Deferred Taxes. The Company records valuation allowances to reduce its deferred tax assets to amounts that are more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company’s net recorded amount, an adjustment to the net deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax asset would decrease income in the period such determination was made. The Company has historically recorded full valuation allowances against deferred tax assets in the U.S. and the United Kingdom. During fiscal 2005, the Company recorded a charge to adjust valuation allowances against previously recognized deferred tax assets in France and Italy, based on the Company’s updated five-year business plan.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R effective April 1, 2006. The Company is currently assessing the impact SFAS 123R will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 effective April 1, 2006. The Company expects the adoption of SFAS 151 will not have a material impact on its financial position or results of operations.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently assessing the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance from the United States Treasury is published.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact FIN 47 may have on its financial position and results of operations.

Results of Operations

The Company previously reported its results for three global business segments, Transportation, Motive Power and Network Power. Effective April 1, 2004, the Company consolidated Motive Power and Network Power into one business unit, Industrial Energy, coincident with organizational changes the Company enacted. In light of ongoing organizational changes, effective October 1, 2004, the Company split its two then-existing business units into separate geographic regions. The Company now reports its results for four business segments, Transportation North America, Transportation Europe and Rest of World (“ROW”), Industrial Energy North America and Industrial Energy Europe and ROW. Segment results for fiscal years 2004 and 2003 have been reclassified to conform to the current presentation. The Company will continue to evaluate its reporting segments pending the current changes and such future organizational changes that may take place.

Fiscal Year Ended March 31, 2005 compared with Fiscal Year Ended March 31, 2004

Overview

Net income for fiscal 2005 was $1,281,641 versus fiscal 2004 net loss of $114,083. Included in fiscal 2005 consolidated net income were reorganization items of $29,961, restructuring costs of $43,081($37,371 after tax), a non-cash charge of $388,524 for goodwill impairment, an income tax charge of $41,400 resulting from a change in valuation allowances, gain on discharge of liabilities subject to compromise of $1,558,839, gain on Warrants of $63,112 and gain on Fresh Start accounting adjustments of $228,371. Included in fiscal 2004 consolidated net loss were reorganization items in connection with the bankruptcy of $67,042, restructuring costs of $52,708 ($35,326 after tax) and a charge of $15,593 for the cumulative effect of a change in accounting principle. In addition, net currency remeasurement (losses) gains of ($3,703) and $43,846, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in fiscal 2005 and 2004, respectively and a loss on revaluation of a foreign currency forward contract of $13,165 was recognized in Other (income) expense, net in fiscal 2005.

Net Sales

Net sales were $2,690,866 for fiscal 2005 versus $2,500,493 in fiscal 2004. Currency positively impacted net sales in fiscal 2005 by approximately $104,000. Net sales were higher by approximately $64,900 as a result of lead related pricing actions.

Transportation North America net sales were $847,571 for fiscal 2005 versus $817,710 for fiscal 2004. Third party lead sales revenues for fiscal 2005 were $19,415 higher than fiscal 2004 due to rising lead prices. Transportation North America net sales also increased due to slightly higher unit volumes, principally in the original equipment channel and higher average selling prices from lead related pricing actions.

Transportation Europe and ROW net sales were $823,165 for fiscal 2005 versus $760,512 for fiscal 2004. Currency positively impacted Transportation net sales in fiscal 2005 by approximately $54,000. European selling prices for fiscal 2005 were higher than fiscal 2004, primarily from the effect of lead-related pricing adjustments, partially offset by the impact of lower sales volumes in both the original equipment and aftermarket channels.

Industrial Energy North America net sales were $223,008 for fiscal 2005 versus $210,572 for fiscal 2004. The increase was primarily due to higher material handling application volumes, lead related pricing actions and the recognition of $2,950 previously deferred income on a customer agreement under which the Company fulfilled its obligations in fiscal 2005.

Industrial Energy Europe and ROW net sales were $797,122 for fiscal 2005 versus $711,699 for fiscal 2004. Currency positively impacted Industrial Energy Europe and ROW net sales in fiscal 2005 by approximately

$50,000. Higher material handling application volumes and higher average selling prices due to lead related pricing actions were partially offset by lower telecommunication market volumes and competitive pricing pressures within both the original equipment and aftermarket channels.

Gross Profit

Gross profit was $412,972 in fiscal 2005 versus $509,325 in fiscal 2004. Gross margin decreased to 15.3% in fiscal 2005 from 20.4% in fiscal 2004. Currency positively impacted gross profit in fiscal 2005 by approximately $22,000. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were $920 dollars per metric tonne in fiscal 2005 versus $611 dollars per metric tonne in fiscal 2004), only partially being recovered by higher average selling prices. The estimated net impact on gross profit of higher lead costs not recovered through pricing actions was approximately $57,800. The Company therefore estimates that it recovered approximately 50–55% of these higher lead costs through pricing and related actions.

Transportation North America gross profit was $112,091 or 13.2% of net sales in fiscal 2005 versus $146,790 or 18.0% of net sales in fiscal 2004. The effect of higher lead costs only partially being recovered by higher average selling prices, higher costs of goods sold and depreciation due to Fresh Start reporting, and the unfavorable effects of products sales mix were partially offset by the impact of slightly higher sales volumes and higher third party lead sales due to increased lead prices.

Transportation Europe and ROW gross profit was $114,495 or 13.9% of net sales in fiscal 2005 versus $159,062 or 20.9% of net sales in fiscal 2004. Currency positively impacted Transportation Europe and ROW gross profit in fiscal 2005 by approximately $11,000. The decrease was primarily due to lower sales volumes, higher lead costs only partially recovered through higher selling prices and higher costs of goods sold and depreciation due to Fresh Start reporting.

Industrial Energy North America gross profit was $49,039 or 22.0% of net sales in fiscal 2005 versus $47,032 or 22.3% of net sales in fiscal 2004. Gross profit was higher primarily due to higher sales volumes, previously deferred income on a customer agreement under which the Company fulfilled its obligations in the third quarter of fiscal 2005 and the impact of headcount and cost reduction programs, partially offset by higher lead costs not being recovered through price increases and higher cost of goods sold and depreciation due to Fresh Start reporting.

Industrial Energy Europe and ROW gross profit was $137,347 or 17.2% of net sales in fiscal 2005 versus $156,441 or 22.0% of net sales in fiscal 2004. Currency positively impacted Industrial Energy Europe and ROW gross profit in fiscal 2005 by approximately $11,000. Gross profit was negatively impacted by competitive pricing pressures, higher lead costs not being recovered through price increases and higher cost of goods sold and depreciation due to Fresh Start reporting offset partially by the impact of higher sales volume and headcount and cost reduction programs.

Expenses

Expenses were $876,835 in fiscal 2005 versus $537,035 in fiscal 2004. Included in expenses are restructuring charges of $43,081 in fiscal 2005 and $52,708 in fiscal 2004. Also included in fiscal 2005 expenses is a charge for goodwill impairment of $388,524. Excluding these items, expenses were $445,230 and $484,327 in fiscal 2005 and 2004, respectively. Stronger foreign currencies unfavorably impacted expenses by approximately $24,500 in fiscal 2005. The change in expenses was impacted by the following matters: (i) fiscal 2005 selling, marketing and advertising costs and general and administration costs were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions; (ii) fiscal 2004 expenses include a $3,175 gain on the sale of the Company’s European non-lead battery assets and a $9,309 loss on the sale of receivables under the Company’s prior securitization facility, included in Other (income) expense, net; (iii) interest, net decreased by $47,521 principally due to the debt discharged under the Company’s Plan of

Reorganization; (iv) fiscal 2005 and fiscal 2004 expenses included currency remeasurement (losses) gains of ($3,703) and $43,846, respectively, included in Other (income) expense, net; (v) fiscal 2005 expenses include a loss on revaluation of a foreign currency forward contract of $13,165, included in Other (income) expense, net; (vi) fiscal 2005 expenses include a gain on revaluation of Warrants of $63,112 included in Other (income) expense, net; and (vii) fiscal 2005 expenses include recognition of $10,300 of insurance recoveries and the resulting gain from the involuntary conversion of assets related to the interruption of business due to a fire at an Industrial Energy Europe and ROW manufacturing facility, included in Other (income) expense, net.

Transportation North America expenses were $216,863 in fiscal 2005 versus $83,770 in fiscal 2004. The increase in expenses was primarily due to a goodwill impairment charge of $122,061, increased fuel costs and higher branch operating costs.

Transportation Europe and ROW expenses were $219,987 in fiscal 2005 versus $83,422 in fiscal 2004. Currency unfavorably impacted expenses in fiscal 2005 by approximately $6,000. The increase in expenses was primarily due to a goodwill impairment charge of $112,248, increased restructuring costs associated with the announced closure of the Nanterre, France facility and headcount reduction programs and higher fuel and distribution costs.

Industrial Energy North America expenses were $68,494 in fiscal 2005 versus $32,635 in fiscal 2004. The increase in expenses was primarily due to a goodwill impairment charge of $37,384, partially offset by the effects of cost-reduction programs, primarily through headcount reductions.

Industrial Energy Europe and ROW expenses were $233,127 in fiscal 2005 versus $152,002 in fiscal 2004. Currency unfavorably impacted expenses in fiscal 2005 by approximately $10,700. The increase in expenses was primarily due to a goodwill impairment charge of $116,831, partially offset by the effects of cost-reduction programs, primarily through headcount reductions, and lower restructuring costs and the recognition of $10,300 insurance recoveries and the resulting gain from the involuntary conversion of assets related to the interruption of business due to a fire at one of the Company’s manufacturing facilities, included in Other (income) expense, net. Fiscal 2004 expenses included a $3,175 gain on the sale of the Company’s European non-lead battery assets.

Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), losses on sales of receivables and gain on revaluation of Warrants, were $138,364 in fiscal 2005 versus $185,206 in fiscal 2004. Fiscal 2005 expenses included a loss on revaluation of a foreign currency forward contract of $13,165 and a gain on revaluation of Warrants of $63,112. Expenses for fiscal 2005 and 2004 included currency remeasurement (losses) gains of ($3,703) and $43,846, respectively. Currency unfavorably impacted unallocated expenses in fiscal 2005 by approximately $7,800. Corporate expenses in fiscal 2005 and fiscal 2004 were $133,102 and $118,765, respectively. The increase was primarily due to unfavorable currency impact, costs associated with Sarbanes Oxley implementation and corporate severance costs, partially offset by the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $51,506 in fiscal 2005 versus $99,027 in fiscal 2004. The decrease is principally due to the debt discharged under the Company’s Plan of Reorganization

Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($463,863) or (17.2)% of net sales in fiscal 2005 versus ($27,710), or (1.1)% of net sales in fiscal 2004 due to the items discussed above.

Transportation North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($104,772), or (12.4)% of net sales in fiscal 2005 versus $63,020, or 7.7% of net sales in fiscal 2004, due to the items discussed above.

Transportation Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($105,492), or (12.8)% of net sales in fiscal 2005 versus $75,640, or 9.9% of net sales in fiscal 2004, due to the items discussed above.

Industrial Energy North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($19,455), or (8.7)% of net sales in fiscal 2005 versus $14,397, or 6.8% of net sales in fiscal 2004, due to the items discussed above.

Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($95,780), or (12.0)% of net sales in fiscal 2005 versus $4,439, or 0.6% of net sales in fiscal 2004, due to the items discussed above.

Reorganization Items

Reorganization items, net represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the Consolidated Statements of Operations. Reorganization items for fiscal 2005 and 2004 were $29,961 and $67,042, respectively. These items include professional fees including financial and legal services, success fees payable to the Company’s advisors related to Chapter 11 bankruptcy emergence, employee retention costs for key members of management, income from refund of preference payments made to suppliers prior to the bankruptcy filing, income associated with rejection of certain executory contracts, costs associated with directors and officers liability insurance coverage for the Predecessor Company and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 9 to the Consolidated Financial Statements.

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

Income Taxes

In fiscal 2005, an income tax provision of $11,737 was recorded on pre-tax income of $1,293,386. In fiscal 2004, an income tax provision of $3,271 was recorded on a pre-tax loss of $94,752. The effective tax rate was 0.9% and (3.5%) in fiscal 2005 and 2004, respectively. The effective tax rate for fiscal 2005 and fiscal 2004 was impacted by the generation of income in tax-paying jurisdictions, principally Europe, Australia and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., the United Kingdom and France. The effective tax rate for fiscal 2005 was impacted by the gain on discharge of liabilities subject to compromise of $1,558,839, which is exempt from tax in the United States, the non-taxable gain on Fresh Start accounting adjustments of $228,371 and the non-deductibility of the $388,524 goodwill impairment charge. The effective tax rate fiscal 2005 was also impacted by the recognition of $41,400 valuation allowances on tax benefits generated from prior year losses and certain deductible temporary differences in France and Italy based on the Company’s assessment that it is more likely than not that the related tax benefits will now not be realized. The effective tax rate for fiscal 2004 was impacted by the $3,175 gain on the sale of the Company’s European non-lead battery assets, which was a non-taxable transaction.

Fiscal Year Ended March 31, 2004 compared with Fiscal Year Ended March 31, 2003

Overview

Net loss for fiscal 2004 was $114,083, or $4.17 per basic and diluted share versus fiscal 2003 net loss of $140,885, or $5.14 per basic and diluted share. Included in fiscal 2004 consolidated net loss were reorganization items in connection with the bankruptcy of $67,042, restructuring costs of $52,708 ($35,326 after tax) and a charge of $15,593 for the cumulative effect of a change in accounting principle. Included in the consolidated net loss for fiscal 2003 were reorganization items of $36,370, restructuring costs of $25,658 and a non-cash charge of $37,000 for goodwill impairment resulting from an evaluation of results and updated projections of the Industrial Energy Europe and ROW segment, following the deterioration of this segment’s performance. In addition, currency remeasurement gains of $43,846 and $22,753, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in fiscal 2004 and 2003, respectively.

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

Reorganization Items

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the Consolidated Statements of Operations. Reorganization items for fiscal 2004 and 2003 were $67,042 and $36,370, respectively. These items include professional fees including financial and legal services, employee retention costs for key members of management, costs associated with rejection of certain executory contracts and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. The increase in reorganization expenses for fiscal 2004 reflects a significant increase in legal costs associated with development of the Company’s Plan and preparation for Bankruptcy Court hearings. See Note 9 to the Consolidated Financial Statements.

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

Liquidity and Capital Resources

Capital Structure and Liquidity

On the Effective Date, the Company entered into a $600,000 Senior Secured Credit Agreement (the “Credit Agreement”) which included a $500,000 Multi-Currency Term Loan Facility and a $100,000 Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40,000. The Credit Agreement is the Company’s most important source of liquidity outside of its cash flows from operations. The Revolving Loan Facility matures on May 5, 2009, while the Term Loan Facility, which includes quarterly principal payments beginning in December 2005, matures on May 5, 2010. Until the June 2005 amendment discussed below, the Term Loan Facility bore interest at LIBOR plus 3.5% per annum and EURO-LIBOR plus 4.0% per annum for the U.S. Dollar and Euro components, respectively and the Revolving Loan Facility bore interest at LIBOR plus 4.0% per annum. As of the Effective Date, the Company had $500,000 outstanding under the Term Loan Facility and had not drawn on the Revolving Loan Facility. Proceeds of the Term Loan Facility were used to finance the repayment of the Replacement DIP Credit Facility and to finance various costs and expenses associated with the exit financing and the Plan. From the proceeds of the Company’s notes offerings in March 2005 described below, $250 million of the Term Loans were permanently repaid and all Revolving Loans then outstanding were repaid. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are secured by substantially all of the assets of the Company and the subsidiary guarantors. Availability under the Revolving Loan Facility was $68,643 as of June 24, 2005.

The Credit Agreement requires the Company to comply with financial covenants, including to maintain a consolidated interest coverage ratio of consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and restructuring) for the relevant period to consolidated interest expense for the period, a leverage ratio of consolidated debt to consolidated EBITDAR for the relevant periods, and adjusted secured debt leverage ratio of adjusted consolidated debt to consolidated EBITDAR for the relevant period, a minimum consolidated EBITDAR and a minimum asset coverage ratio of adjusted consolidated total current assets to consolidated bank debt. The Credit Agreement provides for different required covenant amounts and ratios for different periods. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.

In November, 2004, in order to cure breaches of such covenants as of September 30, 2004, the company was required to obtain amendments to the covenants with respect to minimum EBITDAR and the leverage ratios. In addition, the Credit Agreement was amended at that time with respect to the treatment of proceeds from insurance recoveries. Due to the fact that the Company failed to satisfy its leverage ratio covenant as of December 31, 2004, in February 2005 the Company obtained a waiver of such covenants, as well as amendments relating to the offering of the Company’s notes. In June 2005, the Company obtained additional amendments to the Credit Agreement. The amendments provide, among other things, for waivers of defaults as of March 31, 2005 in the minimum EBITDAR and leverage ratio covenants, relaxed EBITDAR and leverage ratio covenants for fiscal 2006, increases in the interest rates under the Credit Agreement that result in a per annum rate of LIBOR plus 5.25% for the U.S. Dollar and Euro components of the Term Loan Facility, as well as for the Revolving Loan Facility, and an extension for three years of the Company’s obligation to pay fees to the lenders upon a refinancing of the Credit Agreement debt, as well as an expansion of the circumstances in which such fees are payable upon asset sales.

Subject to the risk factors on page 3 of this Report, the Company currently believes, that it will comply with the Credit Agreement covenants for the foreseeable future. However, management has had difficulty in predicting the Company’s performance and covenant compliance. Failure to comply with such covenants, without waiver, would result in further defaults under the Credit Agreement. When the Company is in default, it is not permitted to borrow under the Credit Agreement, which has a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, the cost and terms of obtaining such waivers. Future defaults would, if not waived, allow the

Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the indenture for the notes and their potential acceleration.

The Company’s failure to deliver unqualified audited financial statements constituted a default under its Credit Agreement, which default will mature into an Event of Default if the Company fails to deliver unqualified audited financial statements within 15 days after the Company is given notice of this default by the Administrative Agent or any Lender under the Credit Agreement. As of June 28, 2005, the Company had not received formal notice of default. Until the Company cures this default or any resulting Event of Default (or the default or Event of Default is waived by Lenders holding a majority of the aggregate outstanding term loans and revolving loan commitments under the Credit Agreement (the “Required Lenders”)) the Company cannot borrow additional amounts or obtain additional letters of credit under the Credit Agreement. As of June 28, 2005, the Company had cash and cash equivalents of approximately $40,000. In addition, after the default has become an Event of Default and until it is cured (or waived by the Required Lenders), the Required Lenders may terminate the revolving loan commitments, accelerate the maturity of all outstanding term loans and revolving credit loans under the Credit Agreement and proceed to realize upon the collateral securing those loans. The default, Event of Default and, should it occur, acceleration described above may trigger cross-default and cross-acceleration provisions that exist or may exist in certain of the Company’s or its subsidiaries’ other contracts, leases, licenses or instruments (collectively, “Other Agreements”) (including cross-acceleration provisions in the 10.5% Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes), resulting in defaults and events of default under those Other Agreements.

As a result of this default, in accordance with generally accepted accounting principles, the Company has reclassified the borrowings under the Credit Agreement, the 10.5% Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes as current in the Consolidated Balance Sheet.

In March 2005, the Company issued $290,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2013. Interest is payable semi-annually. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. In indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets.

Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60,000. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per $1 principal amount at maturity, subject to adjustments in certain events, and in the event of a change in control, the Company is required to offer to repurchase such notes.

At March 31, 2005, the Company had outstanding letters of credit with a face value of $31,186 and surety bonds with a face value of $39,564. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the surety to maintain its current surety bonds through July 31, 2006. The agreement, as amended, requires the Company to increase the collateral held by the surety in several stages: forty percent collateralization of outstanding bonds within fifteen days of the Company closing its exit financing agreements; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. Collateral held by the surety in the form of letters of credit at March 31, 2005, pursuant to the terms of the agreement, was $29,185.

The Company has a cash management service through a bank for its European operations. The bank has told the Company that it will terminate such services unless it is given satisfactory collateral to secure the bank’s advances to the Company as part of such service. The Company is negotiating the type and amount of such collateral. If such negotiations are unsuccessful and the Company is unable to replace this service, the Company may be required to use up to approximately $10,000 of its available liquidity to cover such advances.

Sources of Cash

The Company’s liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.

The Company generated $27,901 and $26,717 in cash from the sale of non-core businesses and other assets in fiscal 2005 and fiscal 2004, respectively. On April 15, 2003, the Company sold its European non-lead battery assets for proceeds of $16,300. Of this amount, $12,600 was held in escrow pursuant to the Company’s borrowing arrangements and is included in restricted cash in the consolidated balance sheet at March 31, 2004. See Note 22 to the Consolidated Financial Statements. Restrictions on these funds were removed following the Company’s emergence from Chapter 11 and the cash was used to fund working capital requirements and reduce debt. Other asset sales in both fiscal 2005 and fiscal 2004 principally relate to the sale of surplus land and buildings. Remaining proceeds from asset sales in fiscal 2005 and 2004 were primarily used to reduce debt.

Cash flows provided by (used in) financing activities were $104,093 and ($9,667) in fiscal 2005 and fiscal 2004, respectively. Cash flows provided by financing activities in fiscal 2005 relate primarily to net borrowings from the Credit Agreement, the Senior Secured Notes, and the Convertible Notes, net of refinancing of the Predecessor Company’s Replacement DIP Credit Facility and repayment of the 9.125% Senior Notes, offset by financing costs incurred in conjunction with the Credit Agreement and the issuance of the Senior Secured Notes and the Convertible Notes. Cash flows used in financing activities in fiscal 2004 relate primarily to financing costs incurred in conjunction with the Replacement DIP Credit Facility and net repayments of other debt obligations.

Total debt at March 31, 2005 was $653,758, as compared to $1,847,656 at March 31, 2004. See Note 14 to the Consolidated Financial Statements for the composition of such debt. On the Effective Date, indebtedness of the Debtors classified as subject to compromise, amounting to approximately $1,081,293 at March 31, 2004, was discharged or exchanged for new common stock and Warrants, in accordance with the Plan. In addition, the Company’s European borrowings by non-debtor subsidiaries under the Predecessor Company’s Senior Secured Global Credit Facility were settled pursuant to the Plan.

Going forward, the Company’s principal sources of liquidity will be cash from operations, the Credit Agreement, and proceeds from any asset sales. The Credit Agreement requires that the proceeds from asset sales are mandatorily required to be applied to the pay down of Term Loans, except for specific exceptions contained in the Credit Agreement as amended. The Credit Agreement includes identified assets with an estimated value of approximately $100,000, which if disposed, 50% of the net proceeds would be retained by the Company.

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

Cash flows provided by (used in) operating activities were $(16,877) in fiscal 2005 and $40,551 in fiscal 2004. Comparative cash flows were negatively impacted by the effect of higher lead costs and the resultant impact upon the Company’s working capital requirements and higher payments of accrued expenses, including restructuring costs and professional fees associated with the Company’s reorganization.

The Company expects that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2006 and fiscal 2007, including payment of remaining accrued restructuring costs of approximately $36,155 as of March 31, 2005. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity.

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). In accordance with the senior credit facility and upon the agreement of the administrative agent, on June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010.

Based upon the temporary waiver, the Company expects its minimum future cash contributions to its U.S. pension plans will total approximately $180,000 to $200,000 from fiscal 2006 to fiscal 2010, including $32,500 in fiscal 2006.

Prior to and during the Company’s Chapter 11 proceeding, the Company experienced a tightening of trade credit availability and terms. The Company has not obtained any significant improvement in trade credit terms since its emergence.

Capital expenditures were $76,266 and $65,128 in fiscal 2005 and fiscal 2004, respectively.

As of March 31, 2005, the Company had an outstanding foreign currency forward contract with a maturity of May 9, 2005. As of March 31, 2005, the foreign currency forward contract had an unrealized loss of $13,165. This contract was settled on May 9, 2005, requiring a cash payment of $12,084.

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

Assets funded under both the North American and European defined benefit plans consist primarily of equity and fixed income securities. At March 31, 2005, the fair market value of assets for the Company’s defined benefit plans was $295,298, compared to $283,967 at March 31, 2004.

Accounting and Significant Assumptions

The Company accounts for pension benefits using the accrual method set forth in SFAS 87, “Employers Accounting for Pensions”. The accrual method of accounting for pensions involves the use of actuarial assumptions concerning future events that impact estimates of the amount and timing of benefit obligations and future benefit payments.

The Company’s adoption of Fresh Start reporting in accordance with SOP 90-7 upon emergence from bankruptcy on the Effective Date had a significant impact on the Company’s net amount recognized for pension benefits. All previously unrecognized net actuarial losses, transition obligation and prior service cost were recognized as of the Effective Date.

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

The discount rates used by the Company for determining benefit obligations are generally based on high quality corporate bonds. The assumed rates of compensation increases reflect estimates of the projected change in compensation levels based on future expectations, general price levels, productivity and historical experience, among other factors. In evaluating the expected long term rate of return on plan assets, the Company considers the allocation of assets and the expected return on various asset classes in the context of the long-term nature of pension obligations.

A one-percentage point change in the weighted average expected return on plan assets would change net periodic benefit cost by approximately $2,900 in fiscal 2005. A one-percentage point change in the weighted average discount rate would change net periodic benefit cost by approximately $6,300 in fiscal 2005.

At March 31, 2005, the Company has lowered the discount rates used to value its pension benefit obligations to reflect the decline in yields on high quality corporate bonds. As of March 31, 2005, the Company lowered the rate of compensation increase to reflect current inflationary expectations and lowered the expected long term return on plan assets in light of market conditions and recent equity market performance. The aggregate effect of these changes increased the present value of future benefit obligations as of March 31, 2005 and had the effect of increasing pension expense in fiscal 2005. The adoption of Fresh Start reporting resulted in the recognition of all previously unrecognized actuarial losses at the Effective Date and reduced the net periodic benefit cost from amortization of actuarial losses. Pension expense for its defined benefit pension plans was $24,630 in fiscal 2005 compared to $34,650 in fiscal 2004, reflecting the impact of these changes.

As of March 31, 2005, unrecognized actuarial losses for the Company’s defined benefit plans were $24,290, compared to $184,779 at March 31, 2004. As described above, all previously unrecognized actuarial losses were recognized on adoption of Fresh Start reporting. The unrecognized actuarial losses at March 31, 2005 principally reflect the reduction in discount rates since the Effective Date. SFAS 87 provides for delayed recognition of such actuarial losses, whereby these losses, to the extent they exceed 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized as a component of pension expense over a period that approximates the average remaining service period of active employees (for the Company a period of approximately 10 years), unless and to the extent they are not offset by actuarial gains in future years.

Minimum Pension Obligations

To the extent that the fair market value of pension plan assets of an individual plan is less than the accumulated benefit obligation for such plan, SFAS 87 may require recognition of an additional minimum pension liability, and in such circumstances a reduction in stockholders’ equity or establishment of an intangible asset. The Company has recognized additional minimum pension liabilities of $25,909 and $156,714 as of March 31, 2005 and March 31, 2004, respectively, resulting in charges in accumulated other comprehensive loss included in stockholders’ equity (deficit) and as of March 31, 2004, establishment of intangible assets. As of the Effective Date, there was no additional minimum pension liability as the Company recognized all previously unrecognized actuarial losses, in accordance with Fresh Start reporting requirements.

Plan Funding Requirements

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). In accordance with the senior credit facility and upon the agreement of the administrative agent, on June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010.

Based upon the temporary waiver, the Company expects its minimum future cash contributions to its U.S. pension plans will total approximately $180,000 to $200,000 from fiscal 2006 to fiscal 2010, including $32,500 in fiscal 2006.

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

During fiscal 2003, 2004, and 2005, the Company continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated ranged from plant employees and clerical workers to operational and sales management.

Fiscal 2005

During fiscal 2005, the Company recognized restructuring and impairment charges of $43,081, representing $32,256 for severance, $6,807 for related closure costs and $4,018 for non-cash charges related to write down of property, plant and equipment.

During the fourth quarter of fiscal 2005, the Company recognized restructuring and impairment charges of $29,493, representing $23,556 for severance, including net pension curtailment gains of $1,646 associated with headcount reductions and plant closures, $2,045 for related closure costs, and $3,892 for a non-cash charge related to the write down of machinery and equipment. These charges primarily relate to the announced closure of the Company’s Transportation Europe and ROW facility in Nanterre, France, write-off of equipment at the Company’s Industrial Energy Europe and ROW facility in Weiden, Germany, corporate severance and costs associated with the relocation of the Company’s global corporate headquarters and headcount reductions in Transportation Europe and ROW and Industrial Energy Europe and ROW. Approximately 180 positions have been eliminated in connection with the fourth quarter fiscal 2005 plans.

During the third quarter of fiscal 2005, the Company recognized restructuring and impairment charges of $5,713, representing $3,885 for severance costs, including a $516 loss on settlement of pension obligations at the Maple, Ontario facility, and $1,818 for related closure costs and $10 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to Industrial Energy Europe consolidation efforts, the announced closure of the Company’s Casalnuovo, Italy Industrial Energy Europe facility, corporate severance and headcount reductions in Transportation Europe. Approximately sixty positions have been eliminated in connection with the third quarter fiscal 2005 plans.

During the second quarter of fiscal 2005, the Company recognized restructuring and impairment charges of $4,826, representing $3,583 for severance, $1,229 for related closure costs and $14 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to corporate severance and headcount reductions in Transportation Europe. Approximately seventy positions have been eliminated in connection with the second quarter fiscal 2005 plans.

During the first quarter of fiscal 2005, the Company recognized restructuring and impairment charges of $3,049, representing $1,232 for severance, $1,715 for related closure costs and $102 for a non-cash charge related to the write down of machinery and equipment. These charges principally resulted from actions related to Industrial Energy Europe consolidation efforts, the announced closure of the Company’s Casalnuovo, Italy Industrial Energy Europe facility, corporate severance and headcount reductions in Transportation Europe. Approximately thirty positions have been eliminated in connection with the first quarter fiscal 2005 plans.

In the aggregate, payments made during fiscal 2005 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $49,100.

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

Financial Instruments and Market Risk

The Company uses forward contracts to economically hedge certain currency exposures and certain lead purchasing requirements. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not apply hedge accounting to such commodity contracts as prescribed by SFAS 133. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and certain lead purchasing requirements in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not, and does not intend to enter into contracts for speculative purposes nor be a party to any leveraged instruments.

On May 5, 2004 the Company entered into a contract to swap the U.S. dollar principal on the European tranche of its Credit Agreement by entering into a foreign currency forward. The forward contract had a term of approximately one year, with a maturity of May 9, 2005. The notional amount of the contract was $172,500 (sell Euro 143,249; buy $172,500). The forward contract hedged the Company’s exposure to foreign currency fluctuations from changes in the U.S. dollar value of the European tranche of its Credit Agreement.

The Company also entered into various short-term forward contracts to hedge the Company’s exposure to foreign currency fluctuations from changes in the U.S. dollar value of intercompany loans from Exide Technologies, the U.S. parent, to its European subsidiaries.

The Company has entered into certain forward contracts to manage exposure to fluctuations in the purchase price of lead on a portion of the Company’s externally purchased lead. Such contracts extend through the second quarter of fiscal 2006. At March 31, 2005 the Company had contracts outstanding to purchase 29 thousand metric tonnes of lead at an average settlement price of Euro 699 per metric tonne.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments at March 31, 2005 are summarized by fiscal year in which the payments are due in the following table:

	Total at March 31, 2005	2006	2007	2008	2009	2010	2011 and beyond
	(in millions)
Long-term debt, including capital leases (a)	$652.2	$25.6	$26.2	$29.7	$39.8	$96.4	$434.5
Interest on long-term debt (a)(c)	268.3	59.7	58.6	54.9	51.7	43.4	—
Short-term borrowings	1.6	1.6	—	—	—	—	—
Operating leases	113.8	36.6	23.7	14.4	10.2	9.5	19.4
Unconditional purchase obligations (b)	136.9	33.7	34.0	34.0	35.2	—	—

Total contractual cash obligations	$1,172.8	$157.2	$142.5	$133.0	$136.9	$149.3	$453.9

(a)	Reflects the Company’s scheduled debt maturities and assumes the Company obtains a waiver of the Credit Agreement default resulting from the going concern qualification in the Company’s audit report. See Note 29 to the Consolidated Financial Statements.
(b)	Reflects the Company’s projected annual minimum purchase commitment, including penalties under the supply agreements entered into as a result of the sale of the Company’s separator business; amounts may vary based on actual purchases. See Note 23 to the Consolidated Financial Statements
(c)	Projected interest payments are not provided beyond 2010.

At March 31, 2005, the Company had outstanding letters of credit of $31,186, and surety bonds of $39,564.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2005, bank guarantees with a face value of $21,043 were outstanding.

The estimated fiscal 2006 pension plan contributions are $46,900. See Employee Benefit Plans in this Item 7 regarding the Company’s estimated future contributions to its U.S. pension plans. Funding information for the Company’s non-U.S. pension plans is not available beyond fiscal 2006.

Trading Activities

The Company does not have any trading activity that involves non-exchange traded contracts accounted for at fair value.

Related Parties

The services of Lisa J. Donahue, Chief Restructuring Officer until May 5, 2004, were provided to the Company pursuant to a services agreement, dated October 25, 2001, between the Company and AP Services, LLC (formerly JA&A Services LLC). Under the Services Agreement, the Company was charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, was compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provided for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which was retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during fiscal 2005, 2004, and 2003 under the Services Agreement were $5,482, $8,281, and $10,749 , respectively.

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

Other

On September 24, 2004, the Company experienced a fire at one of its facilities in Europe. While damage to the facility was contained, the Company experienced disruption to certain of its business operations and activities as the Company restored production capacity and diverted production to alternative sites. During fiscal 2005, the Company recognized $10,300 of insurance recoveries. This represents partial reimbursement for both business interruption and replacement of property damaged by the fire. The Company expects that any further financial impact of such business disruption will be substantially recovered through insurance coverage.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks from changes in foreign currency exchange rates, certain commodity prices and interest rates. The Company does not enter into contracts without an intent to mitigate a particular risk, nor is it a party to any leveraged instruments. A discussion of the Company’s accounting policies for derivative instruments is provided in Notes 3 and 8 to the Consolidated Financial Statements.

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

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate long-term debt. The Company has on occasion entered into certain interest rate swap agreements to hedge exposure to interest costs associated with long-term debt. Interest rate swaps involve the exchange of floating rate interest payments to effectively convert floating rate debt into fixed rate debt. No such swaps were outstanding at March 31, 2005.

The following table presents the expected debt maturities, excluding capital lease obligations and lines of credit, under the terms of the Company’s borrowing arrangements at March 31, 2005.

	2006	2007	2008	2009	2010 and thereafter	Total
	(US$ equivalents in millions)
Fixed rate	$11,442	$392	$395	$454	$290,862	$303,544
Weighted average interest rate	5.0%	0.5%	0.5%	1.1%	10.5%	10.2%
Variable rate	$9,992	$23,318	$26,650	$36,641	$229,868	$326,469
Weighted average interest rate	6.2%	6.2%	6.2%	6.2%	4.9%	5.3%

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements and Schedule at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. We identified the following material weaknesses during our assessment of the Company’s internal control over financial reporting as of March 31, 2005:

•	Ineffective controls over period-end account reconciliations, reviews and analyses. At March 31, 2005, we did not maintain effective controls over period-end account reconciliations, reviews and analyses. Specifically, our account reconciliations, reviews and analyses procedures were ineffective as it relates to the following: (i) independent and timely review of certain account reconciliations and analyses, including those over cost of sales, inventories, accrued expenses and operating expenses; (ii) review and approval of journal entries; and (iii) timely business performance reviews of financial results. These control deficiencies resulted in audit adjustments to the aforementioned accounts in the Company’s fiscal 2005 consolidated financial statements. Additionally, these control deficiencies could result in a misstatement in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in the aggregate, constitute a material weakness.

•	Ineffective controls over period-end accounting for income taxes. At March 31, 2005, we did not maintain effective controls over the period-end accounting for income taxes. Specifically, our processes, procedures and controls related to the preparation and review of the quarterly and annual tax provisions were not adequate to ensure that the deferred tax provision and deferred tax asset and liability balances were accurate and determined in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the Company’s fiscal 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the tax provision and deferred tax asset and liability balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2005, based on the criteria in the Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described above and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting including the following:

•	We are enhancing established policies and procedures for accounting review of month-end close, account reconciliation processes, journal entries, write-offs, restructuring related entries, impairment reviews and tax related entries;

•	Taken steps to reduce the complexity of our consolidation processes, including push-down of responsibility for current consolidation activities to the appropriate levels in the organization.

Additionally, in response to the material weaknesses identified, we intend to implement additional remedial measures, including, but not limited to the following:

•	Improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes;

•	Hiring additional accounting personnel to focus on our ongoing remediation initiatives and compliance efforts;

•	Engaging expert resources to assist with worldwide tax planning and compliance;

•	Re-allocating and/or relocating duties of finance personnel to enhance review and monitoring procedures.

While the Company believes that the remedial actions will result in correcting the material weaknesses in our internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events, which may or may not occur.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee financial expert and the Company’s Code of Ethics is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on August 11, 2005 (the “Proxy Statement”).

Executive Officers of the Registrant

Gordon A. Ulsh (59) President, Chief Executive Officer and member of the Board of Directors. Mr. Ulsh was appointed in to his current position in April 2005. From 2001 until March 2005, Mr. Ulsh was Chairman, President and CEO of Texas-based FleetPride Inc., the nation’s largest independent aftermarket distributor of heavy-duty truck parts. Prior to joining FleetPride in 2001, Mr. Ulsh worked with Ripplewood Equity Partners, providing analysis of automotive industry segments for investment opportunities. Earlier, he served as President and Chief Operating Officer of Federal-Mogul Corporation in 1999 and as head of its Worldwide Aftermarket Division in 1998. Prior to Federal-Mogul, he held a number of leadership positions with Cooper Industries, including Executive Vice President of its automotive products segment. Mr. Ulsh joined Cooper’s Wagner Lighting business unit in 1984 as Vice President of Operations, following 16 years in manufacturing and engineering management at Ford Motor Company.

Mitchell S. Bregman (52) President, Industrial Energy Americas. Mr. Bregman joined Exide in September 2000 in connection with the Company’s acquisition of GNB. He has served in his current role since March 2003 and prior to that was President Global Network Power. Mr. Bregman joined GNB in 1979. He served for 12 years as a Vice President with various responsibilities with GNB Industrial Power and nine years with GNB’s Transportation Division.

Neil S. Bright (58) President, Industrial Energy Europe. Mr. Bright has served in his current capacity since April 2000 and prior to that beginning in April 1998 was Executive Vice President, Sales and Marketing for transportation and industrial batteries for Exide Europe. Prior to that he was Executive Vice President of Exide Holding Europe S.A. with responsibility for the industrial battery division in Europe.

J. Timothy Gargaro (51) Executive Vice President and Chief Financial Officer. Mr. Gargaro was appointed to his current position in October 2004. Prior to joining Exide, in 2003 and 2004, Mr. Gargaro was Managing Director of Axios Capital Partners, LLC. Prior to that, Mr. Gargaro was Executive Vice President and Chief Financial Officer at Oxford Automotive, Inc., from 2002 through 2003. Mr. Gargaro was Chief Financial Officer and Senior Vice President at Delco Remy International, Inc., from 2000 through 2001. Mr. Gargaro’s experience also includes a series of increasingly more senior positions with Lear Corporation between 1993 and 2000, where he was Vice President—Europe, Vice President—DaimlerChrysler Division and Vice President Finance—Ford Division. Mr. Gargaro serves on the Board of Directors of Health Alliance Plan of Michigan.

Ian J. Harvie (42) Vice President and Corporate Controller. Mr. Harvie served as Interim Chief Financial Officer from September 2003 until October 2004. He has served as Vice President and Controller since joining the Company in February 2002. Prior to joining the Company, Mr. Harvie was a partner with PricewaterhouseCoopers LLP.

Janice M. Jones (57) Executive Vice President, Human Resources and communications. Ms. Jones joined Exide in June 2002. Prior to joining Exide, she was Senior Vice President of Human Resources at American Express from 1999 to 2002. She held various positions at Dial Corporation from 1989 to 1999 including Vice President of Human Resources at a Dial subsidiary from 1995 to 1999. Before becoming a human resources professional, Ms. Jones practiced law.

Stuart Kupinsky (37) Executive Vice President, General Counsel and Secretary. Mr. Kupinsky joined Exide in September 2002. Prior to joining Exide, Mr. Kupinsky served as Senior Vice President, General Counsel and Secretary for Teligent, Inc. and was one of two senior officers of Teligent who facilitated its emergence from Chapter 11 bankruptcy. Prior to that, Mr. Kupinsky served in the United States Department of Justice in the Antitrust Division.

Edward J. O’Leary (49) President, Transportation Americas since June 6, 2005. Prior to joining the Company, Mr. O’Leary served as President—The Americas at Oetiker Inc. From 2002 to 2004, Mr. O’Leary served in a consulting capacity with Jag Management Consultants. Mr. O’Leary served as Chief Executive Officer of iStarSystems from 2000 to 2002, and served as Vice President Sales and Distribution—The Americas at Federal-Mogul Corp. from 1998 to 1999.

Rodolphe Reverchon (46) President, Transportation Europe. Mr. Reverchon joined the Company in 2003 as Vice President—Operations Europe. From 1996 to 2003, Mr. Reverchon served in a number of capacities at Bosch Chassis & Systems as European Manufacturing Director, Plant Manager and Manufacturing Quality Manager Europe.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement.

Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Audit Committee Financial Expert

The information required by this item is incorporated by reference to the Proxy Statement.

Code of Ethics

The information required by this item is incorporated by reference to the Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

See Index to Consolidated Financial Statements and Schedule at page F-1.

(b)	Exhibits Required by Item 601 of Regulation S-K

See Index to Exhibits.

(c)	Financial Statement Schedules

See Index to Consolidated Financial Statements and Schedule at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2005.

EXIDE TECHNOLOGIES

By:	/s/ GORDON A. ULSH	By:	/s/ J. TIMOTHY GARGARO
	Gordon A. Ulsh, President and Chief Executive Officer		J. Timothy Gargaro Executive Vice President and Chief Financial Officer

By:	/s/ IAN J. HARVIE
Ian J. Harvie Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on June 29, 2005.

By:	/s/ GORDON A. ULSH	By:	/s/ PHIILIP M. MARTINEAU
	Gordon A. Ulsh, President and Chief Executive Officer		Phillip M. Martineau, Director

By:	/s/ J. TIMOTHY GARGARO	By:	/s/ JOHN P. REILLY
	J. Timothy Gargaro, Executive Vice President and Chief Financial Officer		John P. Reilly, Chairman of the Board of Directors

By:	/s/ MICHAEL R. D’APPOLONIA	By:	/s/ MICHAEL P. RESSNER
	Michael R. D’Appolonia, Director		Michael P. Ressner, Director

By:	/s/ EUGENE I. DAVIS	By:	/s/ JEROME B. YORK
	Eugene I. Davis, Director		Jerome B. York, Director

By:	/s/ MARK C. DEMETREE
Mark C. Demetree, Director

INDEX TO EXHIBITS

2.1	Joint Plan of Reorganization of the Official Committees of Unsecured Creditors and the Debtors, dated March 11, 2004, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2004.

2.2	Amended Technical Amendment to Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated April 21, 2004, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, dated May 6, 2004

2.3	Order confirming the Joint Plan of Reorganization of the official Committee of Unsecured Creditors and the Debtors entered April 21, 2004, incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K, dated May 6, 2004.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 1 of the Company’s Form 8-A dated May 6, 2004.

*3.2	Amended and Restated Bylaws of the Company, effective April 28, 2005.

4.1	Credit and Guarantee Agreement dated as of May 5, 2004 by and among the Company, Exide Global Holding Netherlands C.V., the Lenders from time to time partly thereto, Credit Suisse First Boston and Fleet Securities Inc., Syndication Agents, Deutsche Bank AG New York Branch, as Administration Agent, Credit Suisse First Boston, as Book Running Manager, and Deutshe Bank Securities Inc, as Sole Lead Arranger and Book Running Manager, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 7, 2004.

4.2	Warrant Agreement dated as of May 5, 2004 by and between the Company and American Stock Transfer Trust Company, incorporated by reference to Exhibit 3 to the Company’s on Form 8-A dated May 6, 2004.

4.3	First Amendment and Waiver to Credit Agreement, dated as of November 10, 2004, among Exide Technologies, a Delaware corporation, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of The Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to the Company’s Report on Form 10-Q dated November 15, 2004.

4.4	Second Amendment and Waiver to Credit Agreement, dated as of February 14, 2005, among Exide Technologies, a Delaware corporation, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to the Company’s Report on Form 10-Q dated February 14, 2005.

4.3	Third Amendment and Waiver to Credit Agreement, dated as of February 24, 2005, among Exide Technologies, a Delaware corporation, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to the Company’s Report on Form 8-K dated February 28, 2005.

4.4	Indenture dated as of March 18, 2005 by and between Exide Technologies and SunTrust Bank relating to the 101/2% Senior Secured Notes due 2013, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 24, 2005.

4.5	Indenture dated as of March 18, 2005 by and between Exide Technologies and SunTrust Bank relating to the Floating Rate Convertible Senior Subordinated Notes due 2013, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 24, 2005.

4.6	Fourth Amendment and Waiver to Credit Agreement, dated as of June 13, 2005, among Exide Technologies, a Delaware corporation, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated June 15, 2005.

4.7	Registration Rights Agreement dated as of March 18, 2005 by and between Exide Technologies, on the one hand, and Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Banc of America Securities LLC and UBS Securities LLC on the other hand relating to the 10 1/2% Senior Secured Notes due 2013, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 24, 2005.

4.8	Registration Rights Agreement dated as of March 18, 2005 by and between Exide Technologies, on the one hand, and Deutsche Bank Securities Inc. and Credit Suisse First Boston LLC on the other hand, relating to the Floating Rate Convertible Senior Subordinated Notes due 2013, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated March 24, 2005.

4.9	Copy of Intercreditor Agreement dated as of March 18, 2005 reflecting changes from First Amendment to Intercreditor Agreement dated as of June 10, 2005 among Exide Technologies, the administrative agent under the senior credit facility, the trustee for the Company’s two series of notes and the PBGC, incorporated by reference to Exhibit 99.4 to the Company’s Report on Form 8-K dated June 15, 2005.

†10.9	Executive Employment Agreement with Craig H. Muhlhauser, as amended on June 14, 2002.

†10.18	Restructuring Milestone Incentive Plan, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

†10.19	Corporate Incentive Plan, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.20	Services Agreement, dated October 25, 2001, between JA&J Services LLC and the Company, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.21	North American Supply Agreement dated December 15, 1999 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.22	Automotive and Industrial Supply Contract dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.23	Golf Cart Separator Supply Contract dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.24	Amendment to Supply Contracts dated July 31, 2001 between Daramic, Inc. and Exide Corporation (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.25	Amendment No. 2 to Supply Contracts dated July 11, 2002 between Daramic, Inc. and Exide Technologies (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

†10.26	Exide Technologies et al. Debtors Income Protection Plan, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.27	Separation Agreement, dated as of October 11, 2004, by and between the Company and Craig H. Muhlhauser, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 12, 2004.

10.28	Exide Technologies’ 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 19, 2005.

10.29	Retention Letter between the Company and Ian J. Harvie, incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K dated February 16, 2005.

10.30	Employment Agreement, dated as of March 2, 2005, by and between the Company and Gordon A. Ulsh, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 12, 2004.

10.31	Registration Rights Agreement dated as of March 18, 2005 by and between Exide Technologies, on the one hand, and Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Banc of America Securities LLC and UBS Securities LLC on the other hand relating to the 101/2% Senior Secured Notes due 2013, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 24, 2005.

10.32	Purchase Agreement dated as of March 15, 2005 by and between Exide Technologies, on the one hand, and Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Banc of America Securities LLC and UBS Securities LLC on the other hand relating to the 101/2% Senior Secured Notes due 2013, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated March 24, 2005.

10.33	Security Agreement between Exide Technologies and the Pension Benefit Guaranty Corporation dated as of June 10, 2005, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated June 15, 2005.

10.34	Pledge Agreement between Exide Technologies and the Pension Benefit Guaranty Corporation dated as of June 10, 2005, incorporated by reference to Exhibit 99.3 to the Company’s Report on Form 8-K dated June 15, 2005.

*21	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Gordon A. Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of J. Timothy Gargaro, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed with this Report.
†	Management contract or compensatory plan or arrangement.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exide Technologies

We have completed an integrated audit of Exide Technologies’ 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries (Successor Company) at March 31, 2005, and the results of their operations and cash flows for the period from May 6, 2004 to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule, at March 31, 2005 and for the period May 6, 2004 to March 31, 2005 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1, for each of the last three quarters in fiscal 2005, the Company was not in compliance with one or more of its debt covenants of its Senior Secured Credit Facility (Credit Agreement). In each case, the Company was either able to obtain a waiver or negotiate an amendment to the Credit Agreement to achieve compliance. The Company’s financial forecasts and plan for fiscal 2006 anticipate the Company being in compliance with its debt covenants throughout fiscal 2006. However, given the Company’s past financial performance in comparison to its budgets and forecasts, there is no assurance the Company will be able to meet its plan and be in compliance with the Credit Agreement through March 31, 2006. Should the Company be unable to comply with any of its debt covenants during fiscal 2006, it would request a waiver and/or amendment from the lenders to be in compliance with its Credit Agreement. If the lenders were unwilling or unable to provide the Company with either a waiver or an amendment, the entire debt obligation could become due and payable immediately and the Company would be forced to refinance or repay its debt obligations or seek other alternatives. The uncertainty with respect to the Company’s ability to maintain compliance with its financial covenants throughout fiscal 2006 raises substantial doubt about the Company’s ability to continue as a going concern. Furthermore, under the terms of the Credit Agreement, this going concern modification to our opinion on the financial statements is an event of default. Accordingly, certain debt obligations have been reflected in the accompanying balance sheet as current liabilities. The Company has fifteen days from formal notification to cure the default before the lenders could vote to accelerate the debt. The Company is attempting to obtain a waiver of this default with the lending institutions. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, except that certain debt obligations have been reflected as current liabilities as of March 31, 2005.

As discussed in Note 1 to the consolidated financial statements, on April 15, 2002, Exide Technologies, together with certain of its U.S. subsidiaries (Debtors), filed voluntary petitions for reorganization under Chapter

11 of the federal bankruptcy laws in the United States Court for the District of Delaware. The Debtor’s Joint Plan of Reorganization was confirmed by the Bankruptcy Court on April 21, 2004 and the Debtors declared May 5, 2004 as the effective date of the Plan as it had substantially consummated the transactions provided for in the Plan on such date. Confirmation of the plan resulted in the discharge of substantially all claims against the Company that arose before April 15, 2002 and substantially terminates all rights and interests of equity security holders as provided for in the plan. For accounting purposes the Company also recognized its emergence from bankruptcy as of May 5, 2004. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of May 5, 2004.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Exide Technologies did not maintain effective internal control over financial reporting as of March 31, 2005, as the Company did not maintain effective controls over (i) period-end account reconciliations, reviews and analyses and (ii) period-end accounting for income taxes, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1. Ineffective controls over period-end account reconciliations, reviews and analyses. At March 31, 2005, the Company did not maintain effective controls over period-end account reconciliations, reviews and analyses.

Specifically, the Company’s account reconciliations, reviews and analyses procedures were ineffective as they relate to the following: (i) independent and timely review of certain account reconciliations and analyses, including those over cost of sales, inventories, accrued expenses and operating expenses; (ii) review and approval of journal entries; and (iii) timely business performance reviews of financial results. These control deficiencies resulted in audit adjustments to the aforementioned accounts in the Company’s fiscal 2005 consolidated financial statements. Additionally, these control deficiencies could result in a misstatement in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies, in the aggregate, constitute a material weakness.

2. Ineffective controls over period-end accounting for income taxes. At March 31, 2005, the Company did not maintain effective controls over the period-end accounting for income taxes. Specifically, the Company’s processes, procedures and controls related to the preparation and review of the quarterly and annual tax provisions were not adequate to ensure that the deferred tax provision and deferred tax asset and liability balances were accurate and determined in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the Company’s fiscal 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the tax provision and deferred tax asset and liability balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Exide Technologies did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Exide Technologies has not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

June 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Exide Technologies

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries (Predecessor Company) at March 31, 2004 and the results of their operations and their cash flows for the period from April 1, 2004 to May 5, 2004 and for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, on April 1, 2003, Exide adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.

As discussed in Note 1 to the consolidated financial statements, on April 15, 2002, Exide Technologies, together with certain of its U.S. subsidiaries (Debtors), filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Court for the District of Delaware. The Debtor’s Joint Plan of Reorganization was confirmed by the Bankruptcy Court on April 21, 2004 and the Debtors declared May 5, 2004 as the effective date of the Plan as it had substantially consummated the transactions provided for in the Plan on such date. For accounting purposes the Company also recognized its emergence from bankruptcy as of May 5, 2004. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of May 5, 2004.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

June 28, 2005

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIOD MAY 6, 2004 TO MARCH 31, 2005 (SUCCESSOR COMPANY),

THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND

THE FISCAL YEARS ENDED MARCH 31, 2004 (PREDECESSOR COMPANY) AND

2003 (PREDECESSOR COMPANY)

(In thousands, except per-share data)

	Successor Company	Predecessor Company
	For the Period May 6, 2004 to March 31, 2005	For the Period April 1, 2004 to May 5, 2004	Fiscal Year Ended
			2004	2003
NET SALES	$2,476,259	$214,607	$2,500,493	$2,361,101
COST OF SALES	2,098,757	179,137	1,991,168	1,844,560

Gross profit	377,502	35,470	509,325	516,541

EXPENSES:
Selling, marketing and advertising	251,085	24,504	264,753	261,299
General and administrative	150,871	17,940	161,271	175,177
Restructuring and impairment (Note 20)	42,479	602	52,708	25,658
Goodwill impairment charge (Note 11)	388,524	—	—	37,000
Other (income) expense, net (Note 22)	(56,898)	6,222	(40,724)	(11,035)
Interest expense, net (Note 21)	42,636	8,870	99,027	105,788

	818,697	58,138	537,035	593,887

Loss before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	(441,195)	(22,668)	(27,710)	(77,346)
REORGANIZATION ITEMS, NET (Note 9)	11,527	18,434	67,042	36,370
FRESH START ACCOUNTING ADJUSTMENTS, NET (Note 5)	—	(228,371)	—	—
GAIN ON DISCHARGE OF LIABILITIES SUBJECT TO COMPROMISE (Note 5)	—	(1,558,839)	—	—
INCOME TAX PROVISION (BENEFIT)	14,219	(2,482)	3,271	26,969
MINORITY INTEREST	(18)	26	467	200

Income (loss) before cumulative effect of change in accounting principle	(466,923)	1,748,564	(98,490)	(140,885)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 7)	—	—	(15,593)	—

Net income (loss)	$(466,923)	$1,748,564	$(114,083)	$(140,885)

NET INCOME (LOSS) PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
Basic and Diluted	$(18.68)	$63.86	$(3.60)	$(5.14)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE
Basic and Diluted	$—	$—	$(0.57)	$—

NET INCOME (LOSS) PER SHARE (Note 3)
Basic and Diluted	$(18.68)	$63.86	$(4.17)	$(5.14)

WEIGHTED AVERAGE SHARES
Basic and Diluted	25,000	27,383	27,383	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per-share data)

	Successor Company March 31, 2005	Predecessor Company March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$76,696	$37,413
Restricted cash	1,323	15,469
Receivables, net of allowance for doubtful accounts of $22,471 and $24,433, respectively	687,715	667,026
Inventories (Note 12)	397,689	414,516
Prepaid expenses and other	21,275	24,372
Deferred financing costs, net	1,725	3,498
Deferred income taxes	4,305	34,035

Total current assets	1,190,728	1,196,329

Property, plant and equipment, net	799,763	543,124

Other assets:
Goodwill, net (Note 11)	—	527,705
Other intangibles, net (Note 11)	192,854	46,440
Investments in affiliates	9,010	6,695
Deferred financing costs, net	12,784	1,645
Deferred income taxes (Note 17)	55,896	104,703
Other (Note 13)	29,745	45,167

	300,289	732,355

Total assets	$2,290,780	$2,471,808

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings (Note 14)	$1,595	$8,624
Current maturities of long-term debt (Note 14)	632,116	736,165
Accounts payable	340,480	295,987
Accrued expenses	385,521	425,947
Warrants liability	11,188	—

Total current liabilities	1,370,900	1,466,723
Long-term debt (Note 14)	20,047	21,574
Noncurrent retirement obligations	329,628	193,525
Deferred income tax liability	24,178	—
Other noncurrent liabilities	106,004	53,726
Liabilities subject to compromise (Note 10)	—	1,481,120

Total liabilities	1,850,757	3,216,668

Commitments and contingencies (Notes 18 and 19)
Minority interest	12,764	24,909

STOCKHOLDERS’ EQUITY (DEFICIT)
Predecessor Company common stock, $0.01 par value 100,000 shares authorized; 27,383 shares issued and outstanding at March 31, 2004	—	274
Successor Company common stock, $0.01 par value, 61,500 shares authorized, 24, 407 shares issued and outstanding at March 31, 2005	234	—
Successor Company preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding at March 31, 2005	—	—
Additional paid-in capital	888,157	570,589
Accumulated deficit	(466,923)	(1,046,087)
Notes receivable—stock award plan	—	(665)
Accumulated other comprehensive income (loss)	5,791	(293,880)

Total stockholders’ equity (deficit)	427,259	(769,769)

Total liabilities and stockholders’ equity (deficit)	$2,290,780	$2,471,808

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD MAY 6, 2004 TO MARCH 31, 2005 (SUCCESSOR COMPANY),

THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND

THE FISCAL YEARS ENDED MARCH 31, 2004 (PREDECESSOR COMPANY) AND

2003 (PREDECESSOR COMPANY)

(In thousands, except per-share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Notes Receivable- Stock Award Plan	Accumulated Deficit	Minimum Pension Liability, Net of Tax	Cumulative Translation Adjustment	Derivatives Qualifying as Hedges	Comprehensive Income (Loss)
Balance at March 31, 2002 (Predecessor Company)	$274	$570,589	$(665)	$(791,119)	$(59,857)	$(272,881)	$(2,083)

Net loss for fiscal 2003	—	—	—	(140,885)	—	—	—	$(140,885)
Minimum pension liability adjustment, net of tax	—	—	—	—	(77,650)	—	—	(77,650)
Reclassification to earnings of cash flow hedges	—	—	—	—	—	—	2,083	2,083
Translation adjustment	—	—	—	—	—	76,825	—	76,825

Comprehensive loss								$(139,627)

Balance at March 31, 2003 (Predecessor Company)	$274	$570,589	$(665)	$(932,004)	$(137,507)	$(196,056)	$—

Net loss for fiscal 2004	—	—	—	(114,083)	—	—	—	$(114,083)
Minimum pension liability adjustment, net of tax	—	—	—	—	(18,391)	—	—	(18,391)
Translation adjustment	—	—	—	—	—	58,074	—	58,074

Comprehensive loss								$(74,400)

Balance at March 31, 2004 (Predecessor Company)	$274	$570,589	$(665)	$(1,046,087)	$(155,898)	$(137,982)	$—

Net income for the period April 1, 2004 to May 5, 2004 (Predecessor Company)	—	—	—	1,748,564	—	—	—	$1,748,564
Translation adjustment	—	—	—	—	—	(7,591)	—	(7,591)
Cancellation of Predecessor Company common stock	(274)	(570,589)	—	—	—	—	—
Fresh Start elimination of equity account balances	—	—	665	(702,477)	155,898	145,573	—

Comprehensive income								$1,740,973

Balance at May 5, 2004 (Predecessor Company)	$—	$—	$—	$—	$—	$—	$—

Issuance of Successor Company common stock	234	888,157	—	—	—	—	—

Balance at May 5, 2004 (Successor Company)	$234	$888,157	$—	$—	$—	$—	$—

Net loss for the period May 6, 2004 to March 31, 2005 (Successor Company)	—	—	—	(466,923)	—	—	—	$(466,923)
Minimum pension liability adjustment, net of tax of $1,559	—	—	—	—	(24,350)	—	—	(24,350)
Translation adjustment	—	—	—	—	—	30,141	—	30,141

Comprehensive loss								$(461,132)

Balance at March 31, 2005 (Successor Company)	$234	$888,157	$—	$(466,923)	$(24,350)	$30,141	$—

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD MAY 6, 2004 TO MARCH 31, 2005 (SUCCESSOR COMPANY),

THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND

THE FISCAL YEARS ENDED MARCH 31, 2004 (PREDECESSOR COMPANY) AND

2003 (PREDECESSOR COMPANY)

(In thousands)

	Successor Company	Predecessor Company
	For the Period May 6, 2004 to March 31, 2005	For the Period April 1, 2004 to May 5, 2004	Fiscal Year Ended March 31,
			2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(466,923)	$1,748,564	$(114,083)	$(140,885)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities—
Depreciation and amortization	108,752	7,848	97,816	91,754
Cumulative effect of change in accounting principle	—	—	15,593	—
Gain on discharge of liabilities subject to compromise	—	(1,558,839)
Fresh start accounting adjustments, net	—	(228,371)
Unrealized gain on Warrants	(63,112)	—
Net loss (gain) on asset sales	7,649	—	(9,700)	(956)
Deferred income taxes	6,551	(3,179)	(7,343)	15,811
Amortization of original issue discount on notes	—	—	—	428
Provision for doubtful accounts	1,973	473	5,140	8,062
Non-cash provision for restructuring	4,000	18	217	4,385
Reorganization items, net	11,527	18,434	67,042	36,370
Goodwill impairment charge	388,524	—	—	37,000
Insurance proceeds	7,290	—
Minority interest	(18)	26	467	200
Amortization of deferred financing costs	—	1,251	18,537	20,043
Net change from sales of receivables
European Securitization	—	—	—	(124,793)
U.S. Securitization	—	—	—	(117,455)
Other, net	—	—	—	(19,475)
Changes in assets and liabilities excluding effects of Fresh Start accounting and acquisitions and divestitures—
Receivables	(31,777)	45,924	32,486	(45,023)
Inventories	38,826	(10,873)	12,451	41,188
Prepaid expenses and other	(108)	286	(13,151)	(2,031)
Payables	41,120	(20,967)	13,077	6,619
Accrued expenses	(32,932)	(20,564)	(3,250)	(20,911)
Noncurrent liabilities	(4,454)	(294)	(18,401)	267
Other, net	(26,579)	13,077	(56,347)	(30,456)

Net cash (used in) provided by operating activities	(9,691)	(7,186)	40,551	(239,858)

Cash Flows From Investing Activities:
Capital expenditures	(69,114)	(7,152)	(65,128)	(45,878)
Proceeds from sales of assets	25,101	2,800	26,717	6,783

Net cash used in investing activities	(44,013)	(4,352)	(38,411)	(39,095)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE PERIOD MAY 6, 2004 TO MARCH 31, 2005 (SUCCESSOR COMPANY),

THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY) AND

THE FISCAL YEARS ENDED MARCH 31, 2004 (PREDECESSOR COMPANY) AND

2003 (PREDECESSOR COMPANY)

(In thousands)

	Successor Company	Predecessor Company
	For the Period May 6, 2004 to March 31, 2005	For the Period April 1, 2004 to May 5, 2004	Fiscal Year Ended March 31,
			2004	2003
Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	(11,588)	2,425	(107)	(4,391)
Repayments under 9.125% Senior Notes (Deutschemark denominated)	—	(110,082)	—	—
Borrowings under Senior Secured Global Credit Facilities Agreement	—	—	—	6,191
Repayments under Senior Secured Global Credit Facilities Agreement	—	—	—	(3,455)
Borrowings under DIP Credit Facility	—	—	836,834	859,916
Repayments under DIP Credit Facility	—	—	(1,005,598)	(691,152)
Borrowings under Replacement DIP Credit Facility	—	121,258	510,106	—
Repayments under Replacement DIP Credit Facility	—	(452,875)	(178,488)	—
Borrowings under Senior Secured Credit Facility	—	500,000	—	—
Repayments under Senior Secured Credit Facility	(250,000)	—	—	—
Borrowings under Senior Secured Notes	290,000	—	—	—
Borrowings under Convertible Senior Subordinated Notes	60,000	—	—	—
European asset securitization	—	—	(160,221)	135,882
Decrease in other debt	(5,967)	(2,412)	(6,152)	(781)
Financing costs and other	(13,520)	(23,146)	(6,041)	(23,328)

Net cash provided by (used in) financing activities	68,925	35,168	(9,667)	278,882

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,879	(1,447)	5,174	8,134

Net Increase (Decrease) In Cash and Cash Equivalents	17,100	22,183	(2,353)	8,063
Cash and Cash Equivalents, Beginning of Period	59,596	37,413	39,766	31,703

Cash and Cash Equivalents, End of Period	$76,696	$59,596	$37,413	$39,766

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for—
Interest	$32,991	$13,765	$56,628	$56,401
Income taxes (net of refunds)	$10,580	$1,139	$14,355	$7,487

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

These Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of current borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 19. In November, 2004, in order to cure breaches of such covenants as of September 30, 2004, the company was required to obtain amendments to the covenants with respect to minimum EBITDAR and the leverage ratios. In addition, the Credit Agreement was amended at that time with respect to the treatment of proceeds from insurance recoveries. Due to the fact that the Company failed to satisfy its

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leverage ratio covenant as of December 31, 2004, in February 2005 the Company obtained a waiver of such covenants, as well as amendments relating to the offering of the Company’s notes. In June 2005, the Company obtained additional amendments to the Credit Agreement. The amendments provide, among other things, for waivers of defaults as of March 31, 2005 in the minimum EBITDAR and leverage ratio covenants, relaxed EBITDAR and leverage ratio covenants for fiscal 2006, increases in the interest rates under the Credit Agreement that result in a per annum rate of LIBOR plus 5.25% for the U.S. Dollar and Euro components of the Term Loan Facility, as well as for the Revolving Loan Facility and an extension for three years of the Company’s obligation to pay fees to the lenders upon a refinancing of the Credit Agreement debt, as well as an expansion of the circumstances in which such fees are payable upon asset sales.

The Company currently believes, based upon its financial forecast and plans, and subject to the cure or waiver of the default discussed in Note 29, that it will comply with the Credit Agreement covenants for the foreseeable future. However, management has had difficulty in predicting the Company’s performance and covenant compliance. Failure to comply with such covenants, without waiver, would result in further defaults under the Credit Agreement. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, the cost and terms of obtaining such waivers. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the indenture for the notes and their potential acceleration.

The accompanying Consolidated Financial Statements of the Company prior to emergence from Chapter 11 (the “Predecessor Company”) have also been prepared in accordance with SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise were segregated in the Predecessor Company’s condensed consolidated balance sheet as of March 31, 2004 and classified as Liabilities Subject To Compromise. Liabilities not subject to compromise were separately classified. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as Reorganization items, net, in the consolidated statements of operations.

Since the Company’s emergence from bankruptcy resulted in a new reporting entity as of the Effective Date, the consolidated financial statements for periods subsequent to May 5, 2004 are not comparable with those of prior periods. All financial information as of and for periods prior to May 5, 2004 is presented as pertaining to the Predecessor Company, while all financial information after that date is presented as pertaining to the Successor Company. The consolidated statements of operations reflect the results of the reorganization and Fresh Start adjustments in accordance with SOP 90-7 in the period April 1, 2004 to May 5, 2004 as Predecessor Company information. See Note 5. Also, in accordance with SOP 90-7, changes in accounting principles required under GAAP within twelve months of emerging from bankruptcy have been adopted at the date of emergence. See Note 3.

The Company previously reported its fourth quarter 2005 results were impacted by inventory write-offs related to obsolescence and physical inventory adjustments, which were identified in connection with the year-end reporting process. The Company also recorded adjustments to correct a pricing error for one customer in North America. Excluding the goodwill adjustment described below, the net impact of these adjustments would have been a decrease of fourth quarter net loss by $2,800 for items that should have been recorded in prior periods. In addition, the Company identified and recorded an adjustment to deferred taxes that resulted in the Company reducing the goodwill impairment charge recorded in the third quarter. After evaluating these adjustments, the Company concluded they did not have a material impact on any quarters in 2005 or prior periods.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, the Company believes the remaining reserve is reasonable and adequate, except to the extent the items discussed in Note 19 have greater than expected negative outcomes. To the extent the reserved shares of new common stock and Warrants are ultimately insufficient to provide payment for such outstanding claims, the Company may issue additional shares of new common stock and Warrants. In that event, the Company will also issue shares of new common stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

•	Holders of administrative claims, claims derived from the Company’s $500,000 secured super priority debtor-in-possession credit agreement and priority tax claims are being paid in full in cash pursuant to the terms of the Plan.

•	The Company adopted an Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws.

•	The Company’s Board of Directors was reconstituted to consist of seven members, as specified in the Plan.

•	The Company entered into a new $600,000 Senior Secured Credit Facility. See Note 14.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company currently has for four business segments, Transportation North America, Transportation Europe and Rest of World (“ROW”), Industrial Energy North America and Industrial Energy Europe and ROW. For a discussion of the Company’s segments, see Note 27.

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currency. Assets and liabilities of the Company’s foreign subsidiaries and affiliates are translated into U.S. dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit). Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” are also recorded as a component of accumulated other comprehensive income (loss). All other foreign currency gains and losses are included in other (income) expense, net. The Company recognized net foreign currency (gains) losses of $(2,580), $6,283, $(43,846), and $(22,753) in the period May 6, 2004 to March 31, 2005 (Successor Company), the period April 1, 2004 to May 5, 2004 (Predecessor Company), fiscal 2004, and 2003 (Predecessor Company), respectively.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates fair value, because of the short-term maturity of these instruments.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from the inability of the Company’s customers to make required payments. The Company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and other external factors that may impact collectibility. The majority of the Company’s accounts receivable are due from trade customers. Credit is extended based on an evaluation of the Company’s customers’ financial condition and generally, collateral is not required. Payment terms vary and accounts receivable are stated in the consolidated financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company considers a number of factors in determining the allowance for doubtful accounts, including the length of time trade accounts receivable are past due, the customers’ current ability to pay their obligations to the Company, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

Inventories

Inventories, which consist of material, labor and overhead, are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company writes down its inventory to estimated market value based on assumptions of future demand and market conditions.

Property, Plant and Equipment

Property, plant and equipment at March 31 consists of:

	Successor Company 2005	Predecessor Company 2004
Land	$85,283	$43,847
Buildings and improvements	264,036	339,381
Machinery and equipment	514,109	776,563
Construction in progress	35,470	33,575

	898,898	1,193,366
Less—Accumulated depreciation	99,135	650,242

Property, plant and equipment, net	$799,763	$543,124

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The range of original estimated useful lives is as follows: buildings and improvements, 25-40 years; machinery and equipment, 3-14 years.

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements and major renewals are capitalized. Depreciation expense was $99,135, $7,728, $96,358, and $89,945 for the period May 6, 2004 to March 31, 2005 (Successor Company), the period April 1, 2004 to May 5, 2004 (Predecessor Company), fiscal 2004 (Predecessor Company) and fiscal 2003 (Predecessor Company), respectively.

Capitalized Software Costs

The Company capitalizes the cost of computer software acquired or developed for internal use, in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use.” The capitalized costs are amortized over the estimated useful life of the software, ranging from 3 to 5 years, on a straight-line basis.

Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the life of the related debt.

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment, goodwill and identified intangible assets. Long-lived assets (other than goodwill and indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of goodwill and indefinite-lived intangible assets are based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. See Note 11.

Hedging Activities

The Company’s ability to utilize financial instruments as hedges was significantly restricted due to the Chapter 11 filing.

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, the Company reports all derivative financial instruments on the balance sheet at their fair values. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in Accumulated Other Comprehensive Income (Loss) until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. The Company uses no derivative instruments designated as fair value hedges. In the Consolidated Statement of Cash Flows, the Company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

The Company enters into foreign exchange rate agreements to hedge exposure to the currency fluctuation of certain transactions denominated in a currency other than the applicable local currency.

The Company also enters into certain lead forward purchase and put option agreements to economically hedge the cost of externally purchased lead.

Counterparties to foreign exchange and commodity and option agreements are major financial institutions. The Company believes the risk of incurring losses related to credit risk is remote.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Options

As provided for in SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) the Company utilizes the intrinsic value method of expense recognition under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for the stock option plans as the fair market value at date of grant was less than or equal to the exercise price. Had compensation expense for the stock option plans been determined consistently with the provisions of SFAS 123, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Successor Company	Predecessor Company
	Period from May 6, 2004 to March 31, 2005	Period from April 1, 2004 to May 5, 2004	Fiscal Year Ended March 31,
			2004	2003
Net income (loss) as reported:	$(466,923)	$1,748,564	$(114,083)	$(140,885)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(86)	(587)	(1,552)

Pro forma net income (loss)	$(466,923)	$1,748,478	$(114,670)	$(142,437)

Basic and diluted net income (loss) per share:
As reported	$(18.68)	$63.86	$(4.17)	$(5.14)
Pro forma	$(18.68)	$63.85	$(4.19)	$(5.20)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following range of assumptions used for the option grants which last occurred during fiscal 2002:

2002
Volatility	119.8%
Risk-free interest rate	4.6%-4.9%
Expected life in years	5.0
Dividend yield	0.0%

Upon emergence from bankruptcy, all outstanding employee stock options were cancelled. The Company approved the 2004 Stock Incentive Plan, however, awards under this plan are subject to shareholder approval. For further discussion of the Company’s stock option plans, see Note 16.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, while diluted net income (loss) per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net income per share of the Successor Company for the period May 6, 2004 to March 31, 2005. Options to purchase 3,925,000 shares of common stock and warrants to purchase 1,286,000 shares of common stock were outstanding during the period April 1, 2004 to May 5, 2004. These common stock equivalents were not included in the computation of diluted earnings per share of the Predecessor Company for the period April 1, 2004 to May 5, 2004 because the exercise prices of the options and warrants were greater than the average market price of the common shares and they would have an anti-dilutive effect. These options and warrants were cancelled upon emergence from bankruptcy. See Note 2. For fiscal years ended March 31, 2004 and 2003, the Predecessor Company incurred a net loss, therefore, dilutive common stock equivalents were not used in the calculation of loss per share as they would have an anti-dilutive effect.

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

Reclassifications

Certain items have been reclassified to conform to the current period presentation. Prior years’ segment results have been reclassified to conform to the fiscal 2005 presentation.

Recently Issued Accounting Standards

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on accounting for the federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. This guidance is effective for periods beginning after June 15, 2004. As required by SOP 90-7, the Company adopted this guidance upon application of Fresh Start reporting. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. SFAS

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R effective April 1, 2006. The Company is currently assessing the impact SFAS 123R will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). The standard requires that abnormal amounts of idle capacity and spoilage costs within inventory should be excluded from the cost of inventory and expensed when incurred. The provisions of SFAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt SFAS 151 effective April 1, 2006. The Company expects the adoption of SFAS 151 will not have a material impact on its financial position or results of operations.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently assessing the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance from the United States Treasury is published.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently assessing the impact FIN 47 may have on its financial position and results of operations.

(4) WARRANTS

In connection with the consummation of the Plan, the Company agreed to issue Warrants entitling the holders to purchase up to 6,250,000 shares of new common stock at an exercise price of $32.11 per share (the number of Warrants issuable being subject to adjustments allowed for by the claims reconciliation and allowance process set forth in the Plan.) The Warrants are exercisable through May 5, 2011. The exercise price, the number

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of shares purchasable upon the exercise of each Warrant and the number of Warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. The Company has accounted for the Warrants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Because the Warrant Agreement provides for a cash settlement upon a change in control under certain specified conditions, the Warrants have been accounted for and classified as a liability in the consolidated balance sheet. Upon the adoption of Fresh Start reporting, on the Effective Date, May 5, 2004, the Warrants were valued using Black Scholes principles and ascribed a fair value of approximately $74,300, reflecting the underlying enterprise value of the Company underlying the Plan. In accordance with EITF Issue No. 00-19 and SFAS 150, the Warrants have been marked-to-market at March 31, 2005 based upon quoted market prices. This mark-to-market resulted in recognition of unrealized gains of $63,112 for the period May 6, 2004 to March 31, 2005, which is reported in Other (income) expense in the consolidated statement of operations. Future results of operations will be subject to volatility from changes in the market value of such Warrants.

(5) FRESH START REPORTING

The Company adopted Fresh Start reporting in accordance with SOP 90-7 upon emergence from bankruptcy on the Effective Date. Fresh Start accounting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with SFAS 141. Each liability existing at the plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. Adopting Fresh Start reporting resulted in material adjustments to the historical carrying values of the Company’s assets and liabilities. The estimated enterprise value of the Company of $1,500,000, which served as the basis for the Plan approved by the Bankruptcy Court, was used to determine the reorganization value, which was estimated at $2,729,404. The portion of reorganization value which could not be attributed to specific tangible or identified intangible assets was $399,388. As described in Note 11, this goodwill charge was reduced by $10,864 in the fourth quarter. In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, this amount was reported as Goodwill in the consolidated balance sheet as of the Effective Date. Liabilities as of the Effective Date were stated at the present values of amounts to be paid. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions.

The estimated fair values of the Company’s assets and liabilities were based upon the work of independent appraisers and actuaries, as well as internal valuation estimates of future cash flows discounted at appropriate current rates.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table below provides a reconciliation of the Predecessor Company’s condensed consolidated balance sheet as of May 5, 2004 to that of the Successor Company on May 5, 2004, reflecting the reorganization and Fresh Start reporting adjustments:

	Predecessor Company	Debt Restructuring		Fresh Start Adjustments and Recapitalization		Successor Company
Current Assets:
Cash and cash equivalents	$35,617	$23,979	(5)	$—		$59,596
Restricted cash	16,043	—		—		16,043
Receivables, net	605,697	—		—		605,697
Inventories	416,968	—		2,458	(3)	419,426
Prepaid expenses and other	25,006	—		(2,517	)(3)	22,489
Deferred financing costs, net	—	3,322	(5)	(3,322	)(3)	—
Deferred income taxes	33,188	—		—		33,188

Total current assets	1,132,519	27,301		(3,381)		1,156,439
Property, plant and equipment, net	526,849	—		300,051	(3)	826,900
Goodwill	513,335	—		(113,947	)(4)	399,388
Other intangibles, net	46,347	—		152,546	(3)	198,893
Investments in affiliates	6,701	—		—		6,701
Deferred financing costs, net	—	19,824	(5)	(19,824	)(3)	—
Deferred income taxes	106,588	—		(11,609	)(3)	94,979
Other	46,576	—		(472	)(3)	46,104

Total assets	$2,378,915	$47,125		$303,364		$2,729,404

Current Liabilities:
Short-term borrowings	$10,805	$—		$—		$10,805
Current maturities of long-term debt	730,940	(727,068	)(1)	—		3,872
Accounts payable	268,149	(1,629	)(1)	—		266,520
Accrued expenses	404,284	(7,711	)(1)	2,293	(3)	398,866
Warrants liability	—	—		74,300	(2)	74,300

Total current liabilities	1,414,178	(736,408)		76,593		754,363
Long-term debt	32,872	500,000	(5)	—		532,872
Noncurrent retirement obligations	189,582	128,293	(1)	(487	)(3)	317,388
Other noncurrent liabilities	53,080	77,246	(1)	(17,405	)(3)	112,921
Noncurrent deferred tax liability	—	—		111,650	(3)	111,650
Liabilities subject to compromise	1,480,845	(1,480,845	)(1)	—		—

Total liabilities	3,170,557	(1,511,714)		170,351		1,829,194
Minority interest	24,363	—		(12,544	)(3)	11,819
Total stockholders’ equity (deficit)	(816,005)	1,558,839	(2)	145,557	(2)	888,391

Total liabilities and stockholders’ equity (deficit)	$2,378,915	$47,125		$303,364		$2,729,404

(1)	To record assumption or discharge of Liabilities subject to compromise and cancellation of Predecessor Company debt, compromised pursuant to the plan of reorganization.
(2)	To record gain on discharge of Liabilities subject to compromise, gain on Fresh Start accounting adjustments, cancellation of debt, cancellation of Predecessor Company common stock, close-out of remaining equity balances of the Predecessor Company in accordance with the recapitalization provisions of Fresh Start accounting, and issuance of Successor Company common stock and Warrants.
(3)	To adjust assets and liabilities to fair value.
(4)	The unamortized balance of goodwill of the Predecessor Company has been eliminated and reorganization value in excess of amounts allocable to identified tangible and intangible net assets has been classified as goodwill.
(5)	To record exit debt financing pursuant to the Senior Secured Credit Facility.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of goodwill and intangible assets reported in the Successor Company’s condensed consolidated balance sheet as of the Effective Date were based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets.

Principally as a result of a continuing gap between the market value of the Company’s securities and the Company’s enterprise value under the Plan and a sustained increase in lead costs and the resultant impact upon the Company’s results and future projections, in the third quarter of fiscal 2005 the Company recognized a goodwill impairment charge in accordance with SFAS 142. This estimated charge was updated in the fourth quarter of fiscal 2005. See Note 11.

(6) DEBTORS’ FINANCIAL INFORMATION

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

DEBTORS’ COMBINED STATEMENTS OF OPERATIONS

(Unaudited, in thousands)

	Predecessor Company
	Period from April 1, 2004 to May 5, 2004	Fiscal Year Ended March 31, 2004	Period From April 15, 2002 Through March 31, 2003
NET SALES	$81,291	$967,891	$939,076
COST OF SALES	67,578	792,364	753,144

Gross profit	13,713	175,527	185,932

EXPENSES:
Selling, marketing and advertising	8,456	97,796	100,716
General and administrative	6,045	62,931	73,323
Restructuring	65	2,591	9,813
Other income, net	1,306	(7,939)	(11,072)
Interest expense, net	6,238	57,045	52,079

Loss before reorganization items, income taxes, and cumulative effect of change in accounting principle	(8,397)	(36,897)	(38,927)
REORGANIZATION ITEMS, net (Note 9)	18,434	63,876	36,370
INCOME TAX PROVISION	—	—	—

Loss before cumulative effect of change in accounting principle	(26,831)	(100,773)	(75,297)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	15,593	—

NET LOSS	$(26,831)	$(116,366)	$(75,297)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ COMBINED BALANCE SHEET

(Unaudited, in thousands)

Predecessor Company March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,530
Receivables, net	147,783
Intercompany receivables	35,456
Inventories	129,802
Prepaid expenses and other	20,934

Total current assets	340,505

PROPERTY, PLANT AND EQUIPMENT, net	237,874

OTHER ASSETS:
Goodwill and other intangibles, net	40,965
Investments in affiliates	2,048
Deferred financing costs, net	301
Intercompany notes receivable	432,279
Other	34,470

510,063

Total assets	$1,088,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$69,726
Accrued interest payable	60,276
Accrued expenses	121,642
Current maturities of long-term debt	331,617

Total current liabilities	583,261
NON-CURRENT RETIREMENT OBLIGATIONS	32,112
OTHER NON-CURRENT LIABILITIES	15,593
LIABILITIES SUBJECT TO COMPROMISE	1,481,120

Total liabilities	2,112,086
STOCKHOLDERS’ DEFICIT
Total stockholders’ deficit	(1,023,644)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,088,442

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DEBTORS’ CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Predecessor Company
	Period From April 1, 2004 to May 5, 2004	Fiscal Year Ended March 31, 2004	Period From April 15, 2002 Through March 31, 2003
CASH RECEIPTS:
Customer receipts	$86,245	$991,355	$967,885
Other third party receipts	1,073	17,008	11,283
Borrowings under DIP Credit Facility/Replacement DIP Facility	199,157	1,346,940	859,916
Intercompany receipts from non-Debtor entities	33,379	214,719	96,355

Total cash receipts	319,854	2,570,022	1,935,439

CASH DISBURSEMENTS:
Supplier payments	31,851	346,481	320,947
Repurchase of securitized accounts receivable	—	—	117,455
Financing costs, fees and interest	2,100	11,228	34,174
Capital expenditures	980	23,083	19,721
Freight and logistics	7,926	117,727	90,290
Leasing and rental costs	2,199	42,385	41,009
Payroll and benefits	30,404	326,953	267,700
Professional/consulting fees	7,064	66,744	30,384
Taxes	713	11,384	16,937
Utilities	3,360	56,698	47,673
Other disbursements	12,371	97,706	143,278
Intercompany loans to non-Debtor entities	146,360	287,451	111,000
Repayments under DIP Credit Facility/Replacement DIP Facility	77,899	1,184,086	691,152

Total cash disbursements	323,227	2,571,926	1,931,720

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,373)	(1,904)	3,719
CASH AT BEGINNING OF PERIOD	6,530	8,434	4,715

CASH AT END OF PERIOD	$3,157	$6,530	$8,434

The Company’s consolidated statements of operations also include Reorganization items, consisting of professional fees incurred by non-Debtor subsidiaries.

(7) ASSET RETIREMENT OBLIGATIONS

Effective April 1, 2003, the Predecessor Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The provisions of SFAS 143 address financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and require companies to record an asset and related liability for the cost associated with the retirement of long-lived tangible assets if a legal liability to retire the asset exists.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The adoption of SFAS 143 resulted in a charge, which is reflected in the consolidated statements of operations as a cumulative effect of change in accounting principle of $15,593, or $0.57 per share. The charge results from certain commitments made by the Predecessor Company in accordance with permit requirements for its North American lead recycling and hazardous waste facilities. The Company is obligated under these permits to undertake agreed-upon remediation and decommissioning activities in the event of a facility closure. The recorded asset retirement obligation is based upon estimated investigation, remediation and decommissioning costs. These estimates are determined through a combination of methods including outside estimates of likely expense and the Predecessor Company’s historical experience in the management of these matters. Future findings or changes in estimates could result in either an increase or decrease in the asset retirement obligation. The pro forma impact on net loss before cumulative effect of change in accounting principle for the year ended March 31, 2003 would have been immaterial.

(8) ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as hedging certain interest rates and foreign currency exchange rates. Changes in the fair value of cash flow hedges for which the hedged item affects earnings immediately (foreign currency transaction hedges and interest rate hedges), ineffective portions of changes in the fair value of cash flow hedges and fair value changes on certain derivatives that, despite being utilized to effectively manage the above mentioned activities, do not qualify for hedge accounting, are recognized in earnings immediately. The Company determined that, for accounting purposes, it will not account for its lead forward contracts as hedges as defined in SFAS 133. The change in fair value of cash flow hedges for which the hedged item affects earnings immediately, related to hedge ineffectiveness and of derivatives not qualifying for hedge accounting, for the period May 6, 2004 to March 31, 2005 (Successor Company) was a net loss of $7,128, of which a loss of $13,165 was recognized in other (income) expense and a gain of $6,037 was recognized in cost of sales. The fair value of derivative contracts at March 31, 2005 was a net liability of $10,509. There were no derivative contracts outstanding at March 31, 2004.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) REORGANIZATION ITEMS

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the consolidated statements of operations. The following have been incurred:

	Successor Company For the Period May 6, 2004 to March 31, 2005	Predecessor Company For the Period April 1, 2004 to May 5, 2004	Predecessor Company For the Fiscal Year Ended March 31, 2004	Predecessor Company For the Fiscal Year Ended March 31, 2003
Professional fees	$9,817	$18,515	$64,441	$34,494
Employee costs	—	—	2,169	1,675
Preference Payments	(788)	—	—	—
Interest income	—	(81)	(1,171)	(1,882)
Income from rejected contract	(600)	—	—	—
Other	3,098	—	1,603	2,083

Total reorganization items, net	$11,527	$18,434	$67,042	$36,370
Gain on settlement of liabilities subject to compromise and recapitalization (Note 5)	—	(1,558,839)	—	—
Fresh Start accounting adjustments (Note 5)	—	(228,371)	—	—

Loss (gain) on reorganization items	$11,527	$(1,768,776)	$67,042	$36,370

Net cash paid for reorganization items during the period May 6, 2004 to March 31, 2005 (Successor Company), the period April 1, 2004 to May 5, 2005 (Predecessor Company) and the fiscal years 2004 and 2003 (Predecessor Company) was $41,320, $6,074, $46,914 and $26,410, respectively.

The following paragraphs provide additional information relating to the above reorganization items:

Professional fees

Professional fees include financial, legal and valuation services directly associated with the reorganization process, including fees incurred related to asset sales, success fees payable to the Company’s advisors related to emergence from Chapter 11 and fees for the ongoing claims reconciliation process. Professional fees of the Predecessor Company for the period April 1, 2004 to May 5, 2004 include success fees of $12,466 payable to the Company’s advisors upon emergence from Chapter 11.

Employee costs

The Company implemented a Bankruptcy Court-approved retention plan that provided cash incentives to key members of the Company’s management team. The retention plan was a milestone-based plan established to encourage employees to continue their employment through the reorganization process.

Preference Payments

In the period May 6, 2004 to March 31, 2005, the Successor Company received refunds related to payments made to suppliers by the Predecessor Company prior to the bankruptcy filing.

Income from rejected contract

In connection with the bankruptcy, the Company received $600 upon rejection of a contract providing retirement benefits to a former employee.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest income

Interest income represents interest income earned by the Debtors as a result of assumed excess cash balances due to the Chapter 11 filing.

Other

Other reorganization costs for fiscal year 2004 primarily represents the net write-off of deposits and cash collateral associated with certain leases rejected under the Bankruptcy Code. Other reorganization costs for fiscal year 2003 represents contractual claims arising from termination of pre-petition financial instruments. During the period May 6, 2004 to March 31, 2005, the Successor Company recognized expenses of $2,000 related to directors and officers liability insurance coverage for directors and officers of the Predecessor Company.

(10) LIABILITIES SUBJECT TO COMPROMISE

Under U.S. bankruptcy law, actions by creditors to collect indebtedness the Debtors owed prior to the Petition Date were stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. During the Chapter 11 proceedings, the Debtors received approval from the Bankruptcy Court to pay certain pre-petition liabilities including certain employee salaries, wages and benefits and other obligations. All pre-petition liabilities of the Debtors were classified as liabilities subject to compromise in the consolidated balance sheet of the Predecessor Company.

Amounts that the Predecessor Company recorded are in many instances different from amounts filed by the creditors. Differences between amounts scheduled by the Debtors and claims by creditors are being investigated and will be resolved in connection with the claims reconciliation process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. Although management currently believes the amounts reserved are adequate, the ultimate resolution of these claims will be based upon the final plan of reorganization that was approved by the Bankruptcy Court. See Note 2.

The following table summarizes the components of the liabilities classified as Liabilities subject to compromise in the consolidated balance sheet as of March 31, 2004:

Predecessor Company March 31, 2004
Accounts payable	$66,072
Accrued interest payable	19,403
Restructuring reserve	—
Warranty reserve	—
Accrued expenses	52,266
Retirement obligations	128,293
Long-term debt (Note 14)	1,081,293
Other liabilities	133,793

Total liabilities subject to compromise	$1,481,120

For a discussion concerning liabilities subject to compromise as of the Predecessor’s Company’s emergence from Chapter 11, see Note 2.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) ACCOUNTING FOR GOODWILL AND INTANGIBLES

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

The Company completed its most recent annual impairment assessment of goodwill effective December 31, 2004, utilizing its updated five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. The Company’s impairment assessment also considered the market value of the Company’s securities as of December 31, 2004. As a result of the comparison of the book carrying values of its reporting units, including goodwill, against these estimated fair values, the Company determined that goodwill was fully impaired and a write-down of the entire $399,388 balance of goodwill was recorded in the third quarter of fiscal 2005.

During the fourth quarter of fiscal 2005, the Company revised its estimate of deferred income tax liabilities recognized on the step-up of fixed assets and intangible assets in Fresh Start reporting. This resulted in a reduction in deferred tax liabilities of $10,864. A corresponding amount was recognized in the statement of operations as a reduction of the goodwill impairment charge previously recognized, resulting in a net goodwill impairment charge for the period from May 6, 2004 to March 31, 2005 of $388,524.

Summarized goodwill activity is as follows:

	Successor Company	Predecessor Company
	Period From May 6, 2004 to March 31, 2005	Period From April 1, 2004 to May 5, 2004	Fiscal Year Ended March 31, 2004
Goodwill, net at beginning of year	$—	$527,705	$463,920
Fresh Start adjustment	388,524
Impairment charge	(388,524)	—	—
Currency translation effect	—	(14,370)	63,785
Fresh Start elimination of Predecessor Company goodwill		(513,335)	—

Goodwill, net at end of period	$—	$—	$527,705

The amounts of goodwill, net allocated to the Predecessor Company’s Transportation, Motive Power and Network Power segments was approximately $307,000, $221,000 and $0, respectively, at March 31, 2004. Above is based on the Predecessor Company’s existing segments in fiscal years 2004 and 2003. For a discussion of the Successor Company’s segments, see Note 27.

During the first quarter of fiscal 2003, the Predecessor Company experienced deterioration in the performance of its then existing European Network Power business. In accordance with the provisions of SFAS 142, the goodwill associated with the Network Power business was reviewed for impairment due to the fact that circumstances indicated the carrying value may not be recoverable. As a result, the Predecessor Company recognized a goodwill impairment charge in fiscal 2003 of $37,000.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2005, net intangible assets of the Successor Company included trademarks and tradenames of $56,331 which are not subject to amortization, trademarks and tradenames which are subject to amortization of $11,885, customer relationships which are subject to amortization of $101,938, as well as technology subject to amortization of $22,700. The gross amount of identified intangibles at March 31, 2005 was $198,893 and the related accumulated amortization was $6,039. Amortization expense was $6,039 for the period May 6, 2004 to March 31, 2005. Annual amortization expense for each of the next five years is expected to be $6,600. Net intangible assets of the Predecessor Company included trademarks of $38,600 at March 31, 2004, which were not subject to amortization as well as technology of $7,840 which was being amortized over its useful life of 10 years. The technology gross carrying amount was $10,900 and the related accumulated amortization was $3,060 at March 31, 2004.

(12) INVENTORIES

Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	Successor Company March 31, 2005	Predecessor Company March 31, 2004
Raw materials	$62,552	$69,858
Work-in-process	76,097	79,006
Finished goods	259,040	265,652

	$397,689	$414,516

In connection with the adoption of Fresh Start reporting, inventories were stepped up to fair value resulting in an adjustment of $3,500, all of which was charged to cost of sales in the Successor Company’s consolidated statement of operations for the period May 6, 2004 to March 31, 2005.

(13) OTHER ASSETS

Other assets consist of:

	Successor Company March 31, 2005	Predecessor Company March 31, 2004
Deposits	$10,211	$20,082
Pension assets (Note 15)	86	699
Capitalized software, net	10,390	13,490
Loan to affiliate	4,930	4,935
Other	4,128	5,961

	$29,745	$45,167

Deposits above principally represent amounts drawn and held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.

(14) DEBT

At March 31, 2005 and 2004, short-term borrowings of $1,595 and $8,624, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. As of March 31, 2005 and 2004, the weighted average interest rate on these borrowings was 12.0% and 5.3%, respectively.

Total long-term debt at March 31, 2005 comprised the following:

Successor Company March 31, 2005
Senior Secured Credit Facility	$266,470
10.5% Senior Secured Notes due 2013	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	35,693

Total	652,163
Less—current maturities(2)	632,116

$20,047

Total debt at March 31, 2005 was $653,758.

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.
(2)	The Company has reclassified its borrowings under the Credit Agreement, the 10.5% Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes as current as a result of the default under the Credit Agreement discussed in Note 29.

Total long-term debt at March 31, 2004 comprised the following:

Predecessor Company March 31, 2004
Debt Not Subject To Compromise:
Replacement DIP Credit Facility—Borrowings at LIBOR plus 3.75%(2)	$331,618
Senior Secured Global Credit Facility (Europe)—Borrowings primarily at LIBOR plus 4.75% to 5.25%(2)	274,956
9.125% Senior Notes (Deutsche mark denominated, due April 15, 2004)	110,082
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015(1)	41,083

Total debt not subject to compromise	757,739
Less—current maturities (included in total debt not subject to compromise above)	736,165

$21,574

Debt Subject To Compromise:
Senior Secured Global Credit Facility (U.S.)—Borrowings primarily at LIBOR plus 4.75% to 5.25%	$458,965
10% Senior Notes, due April 15, 2005	300,000
Convertible Senior Subordinated Notes, due December 15, 2005	321,132
Other	1,196

Total debt subject to compromise (Note 10)	$1,081,293

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Debt classified as current based upon the maturity dates of the respective debt facility and Standstill Agreement.

Total debt at March 31, 2004 was $1,847,656 (including amounts subject to compromise).

Successor Company

On the Effective Date, the Company entered into a $600,000 Senior Secured Credit Agreement (the “Credit Agreement”) which included a $500,000 Multi-Currency Term Loan Facility and a $100,000 Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40,000. The Credit Agreement is the Company’s most important source of liquidity outside of its cash flows from operations. The Revolving Loan Facility matures on May 5, 2009, while the Term Loan Facility, which includes quarterly principal payments beginning in December 2005, matures on May 5, 2010. Until the June 2005 amendment discussed below, the Term Loan Facility bore interest at LIBOR plus 3.5% per annum and EURO-LIBOR plus 4.0% per annum for the U.S. Dollar and Euro components, respectively and the Revolving Loan Facility bore interest at LIBOR plus 4.0% per annum. As of the Effective Date, the Company had $500,000 outstanding under the Term Loan Facility and had not drawn on the Revolving Loan Facility. Proceeds of the Term Loan Facility were used to finance the repayment of the Replacement DIP Credit Facility and to finance various costs and expenses associated with the exit financing and the Plan. From the proceeds of the Company’s notes offerings in March 2005 described below, $250,000 of the Term Loans were permanently repaid and all Revolving Loans then outstanding were repaid. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are secured by substantially all of the assets of the Company and the subsidiary guarantors. Availability under the Revolving Loan Facility was $68,814 as of March 31, 2005.

The Credit Agreement requires the Company to comply with financial covenants, including to maintain a consolidated interest coverage ratio of consolidated EBITDAR (earnings before interest, taxes, depreciation, amortization and restructuring) for the relevant period to consolidated interest expense for the period, a leverage ratio of consolidated debt to consolidated EBITDAR for the relevant periods, and adjusted secured debt leverage ratio of adjusted consolidated debt to consolidated EBITDAR for the relevant period, a minimum consolidated EBITDAR and a minimum asset coverage ratio of adjusted consolidated total current assets to consolidated bank debt. The Credit Agreement provides for different required covenant amounts and ratios for different periods. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.

In November, 2004, in order to cure breaches of such covenants as of September 30, 2004, the company was required to obtain amendments to the covenants with respect to minimum EBITDAR and the leverage ratios. In addition, the Credit Agreement was amended at that time with respect to the treatment of proceeds from insurance recoveries. Due to the fact that the Company failed to satisfy its leverage ratio covenant as of December 31, 2004, in February 2005 the Company obtained a waiver of such covenants, as well as amendments relating to the offering of the Company’s notes. In June 2005, the Company obtained additional amendments to the Credit Agreement. The amendments provide, among other things, for waivers of defaults as of March 31, 2005 in the minimum EBITDAR and leverage ratio covenants, relaxed EBITDAR and leverage ratio covenants for fiscal 2006, increases in the interest rates under the Credit Agreement that result in a per annum rate of LIBOR plus 5.25% for the U.S. Dollar and Euro components of the Term Loan Facility, as well as for the Revolving Loan Facility and an extension for three years of the Company’s obligation to pay fees to the lenders upon a refinancing of the Credit Agreement debt, as well as an expansion of the circumstances in which such fees are payable upon asset sales.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company currently believes, based upon its financial forecast and plans, and subject to the cure or waiver of the default discussed in Note 29, that it will comply with the Credit Agreement covenants for the foreseeable future. However, management has had difficulty in predicting the Company’s performance and covenant compliance. Failure to comply with such covenants, without waiver, would result in further defaults under the Credit Agreement. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, the cost and terms of obtaining such waivers. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the indenture for the notes and their potential acceleration.

In March 2005, the Company issued $290,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2013. Interest is payable semi-annually. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets.

Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60,000. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2005 was 1.53%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per $1 principal amount at maturity, subject to adjustments in certain events, and in the event of a change in control, the Company is required to offer to repurchase such notes.

Predecessor Company

On April 15, 2002, when the Predecessor Company filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, affected borrowings were reclassified to “Liabilities Subject to Compromise”, in accordance with SOP 90-7. See Note 10. In connection with the Plan these obligations were discharged. In addition, the Company’s European borrowings by non-debtor subsidiaries under the Predecessor Company’s Senior Secured Global Credit Facility were settled pursuant to the Plan.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Replacement DIP provided for interest at LIBOR plus 3.75% per annum and contains substantially the same provisions, security interests and financial covenants as the prior DIP Credit Facility. Absent the refinancing described herein, the Company would have required amendment of certain financial covenants under the prior DIP Credit Facility as of March 31, 2004.

The Company’s variable rate debt at March 31, 2005 (Successor Company) and March 31, 2004 (Predecessor Company) was $328,064 and $1,065,539, respectively, none of which was hedged.

Annual principal payments required under long-term debt obligations at March 31, 2005 are as follows:

Fiscal Year	Amount
2006	$632,116
2007	2,847
2008	3,055
2009	3,174
2010	3,012
Thereafter	7,959

$652,163

(15)	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The Company has noncontributory defined benefit pension plans covering substantially all hourly and salaried employees in North America. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. Salaried employees in North America are covered by a cash balance plan providing benefits as a percentage of salary up to qualified limits. The Company has numerous defined contribution plans in North America and Europe with related expense of $5,267, $482, $5,325, and $4,174, in the period May 6, 2004 to March 31, 2005 (Successor Company), the period April 1, 2004 to May 5, 2005 (Predecessor Company), fiscal 2004 (Predecessor Company), and 2003 (Predecessor Company), respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2005 and 2004:

	Pension Benefits			Other Post-Retirement Benefits
	Successor Company	Predecessor Company		Successor Company	Predecessor Company
	Period From May 6, 2004 to March 31, 2005	Period From April 1, 2004 to May 5, 2004	Fiscal 2004	Period From May 6, 2004 to March 31, 2005	Period From April 1, 2004 to May 5, 2004	Fiscal 2004
Change in benefit obligation:
Benefit obligation at beginning of period	$605,638	$614,129	$516,298	$26,962	$29,099	$27,505
Service cost	9,596	856	10,131	82	6	69
Interest cost	31,586	2,798	32,336	1,222	147	1,772
Actuarial loss (gain)	24,913	63	46,859	(1,475)	(1,922)	806
Plan participants’ contributions	1,210	106	1,226	199	19	257
Benefits paid	(28,177)	(2,477)	(27,317)	(2,865)	(235)	(1,627)
Plan amendments	—	—	219	—	—	—
Currency translation	22,934	(9,808)	39,915	559	(152)	317
Settlements and other	(17,382)	(29)	(5,538)	—	—	—

Benefit obligation at end of period	$650,318	$605,638	$614,129	$24,684	$26,962	$29,099

Change in plan assets:
Fair value of plan assets at beginning of period	$284,804	$283,967	$236,167	$—	$—	$—
Actual return on plan assets	24,258	4,394	43,806	—	—	—
Employer contributions	21,442	3,245	18,389	2,666	216	1,370
Plan participants’ contributions	1,210	106	1,226	199	19	257
Benefits paid	(28,177)	(2,477)	(27,317)	(2,865)	(235)	(1,627)
Currency translation	8,255	(4,431)	15,791	—	—	—
Settlements and other	(16,494)	—	(4,095)	—	—	—

Fair value of plan assets at end of period	$295,298	$284,804	$283,967	$—	$—	$—

Reconciliation of funded status:
Funded status	$(355,020)	$(320,834)	$(330,162)	$(24,684)	$(26,962)	$(29,099)
Unrecognized net
Transition obligation	—	—	63	—	—	285
Prior service cost	—	—	821	—	—	(6,779)
Actuarial loss (gain)	24,290	—	184,779	(783)	—	6,054
Contributions after measurement date	1,264	—	2,283	577	—	302

Net amount recognized	$(329,466)	$(320,834)	$(142,216)	$(24,890)	$(26,962)	$(29,237)

Amounts recognized in statement of financial position:
Prepaid benefit cost	$86	$—	$699	$—	$—	$—
Accrued benefit cost	(355,461)	(320,834)	(299,629)	(24,890)	(26,962)	(29,237)
Intangible asset	—	—	816	—	—	—
Accumulated other comprehensive (income) loss	25,909	—	155,898	—	—	—

Net amount recognized	$(329,466)	$(320,834)	$(142,216)	$(24,890)	$(26,962)	$(29,237)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Post-Retirement Benefits
	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Weighted-average assumptions as of March 31:
Discount rate	5.3%	5.7%	5.4%	6.7%
Expected return on plan assets	7.5%	7.6%	—	—
Rate of compensation increase	3.1%	3.7%	—	—

For 2005, the Company assumed an expected weighted average return on plan assets of 7.5%. In developing this rate assumption, the Company evaluated input from third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

For other post-retirement benefit measurement purposes, a 11.0% and 12.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005 and 2004, respectively. The rate was assumed to decrease gradually to 5.0% over seven and nine years for 2005 and 2004, respectively, and remain at that level thereafter.

The following tables set forth the plans’ expense recognized in the Company’s consolidated financial statements:

	Pension Benefits
	Successor Company	Predecessor Company
	Period From May 6, 2004 to March 31, 2005	Period From April 1, 2004 to May 5, 2004	Fiscal Year Ended March 31,
			2004	2003
Components of net periodic benefit cost:
Service cost	$9,596	$856	$10,131	$10,792
Interest cost	31,586	2,798	32,336	30,761
Expected return on plan assets	(19,406)	(1,640)	(17,932)	(21,920)
Amortization of: Transition obligation	—	—	11	21
Prior service cost	—	4	35	5
Actuarial loss	—	836	10,069	4,258

Net periodic benefit cost (a)	$21,776	$2,854	$34,650	$23,917

(a)	Excludes the impact of settlement net losses (gains) of $156 and ($1,437) in the period from May 6, 2004 to March 31, 2005 and fiscal 2004, respectively, and curtailment net losses (gains) of ($1,646), ($2,744) and $995, in the period from May 6, 2004 to March 31, 2005, fiscal 2004 and fiscal 2003, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Other Post-Retirement Benefits
	Successor Company	Predecessor Company
	Period From May 6, 2004 to March 31, 2005	Period From April 1, 2004 to May 5, 2004	Fiscal Year Ended March 31,
			2004	2003
Components of net periodic benefit cost:
Service cost	$82	$7	$69	$74
Interest cost	1,222	147	1,773	1,881
Expected return on plan assets	—	—	—	—
Amortization of: Transition obligation	—	2	23	110
Prior service cost	—	(52)	(629)	(629)
Actuarial loss	—	20	229	320
Other	—	—	—	(419)

Net periodic benefit cost	$1,304	$124	$1,465	$1,337

The measurement dates for the Company’s U.S. Pension and Other Post-Employment benefit plans were December 31, 2004 and December 31, 2003 for the periods ended March 31, 2005 and March 31, 2004, respectively.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $641,855, $604,880 and $286,434 , respectively, as of March 31, 2005 and $606,188, $565,871 and $274,777, respectively, as of March 31, 2004.

The accumulated benefit obligation for Exide Technologies’ pension plans was $613,301 as of March 31, 2005.

Expected future benefit payments are as follows:

Fiscal Year	Pension Benefits	Other Post-Retirement Benefits
2006	$33,066	$2,536
2007	29,905	2,457
2008	31,021	2,127
2009	32,532	1,902
2010	33,461	1,836
2011 to 2015	186,492	9,012

The asset allocation for Exide Technologies’ pension plans at March 31, 2005, and the target allocation for 2006, by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2006	2005
Equity securities	63%	69%
Fixed income securities	36	28
Real estate and other	1	2
Cash	0	1

Total	100%	100%

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exide invests in a diversified portfolio of investments consisting almost entirely of equity and fixed income securities. The equity portfolio includes direct and indirect interests in both U.S. and global equity securities, both in developed and emerging market companies. The fixed income portfolio is primarily U.S. and global high-quality bond funds.

The estimated fiscal 2006 pension plan contributions are $46,900 and postretirement contributions are $2,500.

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). In accordance with the senior credit facility and upon the agreement of the administrative agent, on June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010.

Based upon the temporary waiver, the Company expects its minimum future cash contributions to its U.S. pension plans will total approximately $180,000 to $200,000, from fiscal 2006 to fiscal 2010, including $32,500 in fiscal 2006.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
Effect on total of service and interest cost components	$148	$(123)
Effect on the postretirement benefit obligation	$2,329	$(1,990)

Several plans had under-funded accrued benefit obligations that exceeded their accrued benefit liabilities at March 31, 2005 and 2004. Additional minimum liabilities of $25,909 and $156,714 were established at March 31, 2005 and 2004, respectively, to increase the accrued benefit liabilities to the values of the under-funded accrued benefit obligations.

(16) STOCK GRANTS AND OPTIONS

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the period from May 6, 2004 to March 31, 2005, 520,572 options were awarded at a weighted average exercise price of $15.73. Forfeitures of stock options totaled 34,800 at a weighted average exercise price of $15.82. Stock option awards outstanding at March 31, 2005 totaled 485,772 at a weighted average exercise price of $15.72. During the period from May 6, 2004 to March 31, 2005, 104,784 shares of restricted stock were approved to be granted to certain eligible employees. These stock option and restricted stock awards were approved by the compensation committee subject to and to be issued as of the date of shareholder approval of the 2004 Plan.

Under the terms of the 2004 Plan, options are subject to a three-year vesting schedule and shares of restricted stock are subject to a five-year vesting schedule. The vesting schedules are subject to certain change in control provisions, including full vesting if an employee is terminated within 12 months of a change in control. The per share exercise price for the options was calculated based on a 10-day trailing average closing price of the Company’s common stock as listed on the NASDAQ National Market immediately prior to the award date.

Also, pursuant to the 2004 Plan and as part of their annual compensation, each non-employee member of the Company’s Board of Directors will receive 2,112 options valued at $20,000 and 1,264 shares of restricted stock were approved to be granted and are valued at $20,000. Awards are subject to a one-year vesting period and will vest on October 13, 2005, but are subject to and to be issued as of the date of shareholder approval of the 2004 Plan. These awards are subject to shareholder approval of the 2004 Plan. In the event that a director who seeks re-election is not re-elected at the Company’s annual meeting of shareholders in August 2005, such director’s options and restricted stock shall fully vest as of the date of the annual meeting. The per share exercise price for the options and the restricted stock price were calculated based on a 10-day trailing average closing price of the Company’s common stock as listed on the NASDAQ National Market immediately prior to the grant date.

The 2004 Plan and all awards thereunder are subject to shareholder approval at the Company’s annual meeting scheduled for August 2005. As a consequence, for accounting purposes the awards will not have a measurement date under SFAS No. 123, “Accounting for Stock-Based Compensation” until that time. As provided for in SFAS No. 123, the Company utilizes the intrinsic value method of expense recognition under APB Opinion No. 25.

For a discussion of the treatment of the Company’s prior securities upon emergence from Chapter 11, see Note 2.

Stock option activity of the Predecessor Company is summarized as follows:

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No stock options were granted during fiscal year 2004 or 2003.

(17) INCOME TAXES

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the period May 6, 2004 to March 31, 2005 (Successor Company), the period April 1, 2004 to May 5, 2004 (Predecessor Company), and fiscal years ended March 31, 2004, and 2003 (Predecessor Company), are as follows:

	Successor Company Period From May 6, 2004 to March 31, 2005	Predecessor Company Period From April 1, 2004 to May 5, 2004	Predecessor Company 2004	Predecessor Company 2003
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	7,668	697	10,614	11,158

	7,668	697	10,614	11,158

Deferred:
Federal	—	—	—	—
State	—	—	—	—
Foreign	6,551	(3,179)	(7,343)	15,811

	6,551	(3,179)	(7,343)	15,811

Total provision (benefit)	$14,219	$(2,482)	$3,271	$26,969

Major differences between the federal statutory rate and the effective tax rate are as follows:

	Successor Company Period From May 6, 2004 to March 31, 2005	Predecessor Company Period From April 1, 2004 to May 5, 2004	Predecessor Company 2004	Predecessor Company 2003
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Nondeductible goodwill impairment/amortization	30.1	—	—	10.3
Fresh start accounting adjustments	—	4.6	—	—
Discharge of liabilities subject to compromise	—	31.2	—	—
Tax losses not benefited	(9.9)	0.2	41.7	45.3
Increase (decrease) in valuation allowances	9.2	—	(10.1)	—
Revaluation of Warrants	(4.9)	—	—	—
Rate differences on foreign subsidiaries	7.1	(0.2)	3.3	5.7
Intercompany stock sales	3.2	—	(2.8)	(3.7)
Other, net	3.3	(0.7)	6.4	1.1

Effective tax rate	3.1%	0.1%	3.5%	23.7%

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of March 31, 2005 and 2004:

	Successor Company 2005	Predecessor Company 2004
Deferred tax assets:
Operating loss and tax credit carry-forwards	$496,022	$480,026
Compensation reserves	78,134	49,919
Environmental reserves	24,058	26,073
Warranty	12,311	13,526
Asset and other realization reserves	4,795	10,762
Purchase commitments	10,817	14,590
Other	65,617	81,001
Valuation allowance	(597,500)	(537,159)

	94,254	138,738

Deferred tax liabilities:
Property, plant and equipment	(31,169)	—
Intangible assets	(27,062)	—

	(58,231)	—

Net deferred tax assets	$36,023	$138,738

The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	Successor Company March 31, 2005	Predecessor Company March 31, 2004
Current asset	$4,305	$34,035
Noncurrent asset	55,896	104,703
Noncurrent liability	(24,178)	—

	$36,023	$138,738

As of March 31, 2005 the Company has net operating loss carry-forwards for U.S. income tax purposes of approximately $740,000. As a result of emergence from bankruptcy under Chapter 11 of the U.S. bankruptcy laws, the Company is required to reduce its net operating loss carry-forwards. Pursuant to Sec 108 of the Internal Revenue Code (IRC) and effective April 1, 2005, the Company estimates its remaining U.S. net operating loss available for use in future years is $334,000. These loss carry-forwards will expire in years 2022 through 2026. Furthermore, Sec 382 of the IRC limits the amount of future taxable income that may be offset with loss carry-forwards.

At March 31, 2005, certain of the Company’s foreign subsidiaries have net operating loss carry-forwards for income tax purposes of approximately $778,000, of which approximately $30,000 expire in years 2006 through 2014. The remaining losses are available for carry-forward indefinitely.

A full valuation allowance has been provided on Exide Technologies (the US parent company) and all of its U.S. subsidiaries. Additionally, valuation allowances have been recognized in certain foreign tax jurisdictions, to reduce the deferred tax assets for net operating loss carry-forwards and temporary differences for which it is more likely than not that the related tax benefits will not be realized. In other jurisdictions, the Company’s net

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax assets include net operating loss carry-forwards and temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. The Company has implemented certain tax planning strategies in prior years to utilize a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining deferred tax assets.

As a result of the pledges of stock of the Company’s foreign subsidiaries in connection with bank financing obtained during bankruptcy, the Company has effectively provided for the taxes on all significant undistributed earnings through the fiscal year ended March 31, 2004. As of March 31, 2005, the Company had not provided for withholding or U.S. Federal income taxes on current year undistributed earnings of certain other foreign subsidiaries since such earnings are expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards.

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

(19) COMMITMENTS AND CONTINGENCIES

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

On April 20, 2005, the Company made its fourth distribution of new common stock and Warrants. Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, and except to the extent the items as noted below in this Note 19 have greater than expected negative outcomes, the Company believes the remaining reserve is reasonable and adequate. To the extent the reserved shares of new common stock and Warrants are ultimately insufficient to provide payment for such outstanding claims, the Company may issue additional shares of new common stock and Warrants. In that event, the Company will also issue shares of new common stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries under the terms of the Plan.

Historical Federal Plea Agreement

In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

between 1994 and 1997. The Company agreed to pay a fine of $27,500 over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of the former officers. Generally, failure to comply with the provisions of the plea agreement, including the obligation to pay the fine, would permit the U.S. Government to reopen the case against the Company. In 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor for $27,900. Also, if the U.S. Government were to assert that the obligation to pay the fine was not discharged under the Plan of Reorganization, the Company could be required to pay it. In January 2005, the U.S. Attorney’s Office requested additional information regarding whether the Company adequately disclosed its financial condition at the time the plea agreement and the associated fine were approved by the U.S. District Court. The Company supplied correspondence and other materials responsive to this request.

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

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. On November 19, 2003, the Bankruptcy Court

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. PDH subsequently filed a motion to reconsider, and on June 16, 2005, the Bankruptcy Court denied PDH’s motion to reconsider. In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims Exide was obligated to replace. Exide’s answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action have been transferred to the U.S. Bankruptcy Court for the District of Delaware and are currently subject to a stay injunction by that court. The Company plans to vigorously defend itself and pursue its counterclaims.

From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims received 45 employee claims alleging asbestos-related illnesses. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $260,000 and $378,000 in calendar 2003 and 2004, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $200,000 and $107,000 during the same periods to date for the dependents of four such claimants. The Company has not yet been required to indemnify or make any payments in 2005. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company’s Shanghai, China subsidiary, Exide Technologies (Shanghai) Company Limited (“Exide Shanghai”), has been the subject of an investigation by the Anti-Smuggling Bureau of the Shanghai Customs Administration (“Anti-Smuggling Bureau”). A report was submitted by the Anti-Smuggling Bureau to the Shanghai Municipal People’s Public Prosecutor’s Office, First Division (“Prosecutor’s Office”). The Prosecutor’s Office rejected the report and requested further investigation by the Anti-Smuggling Bureau. The company has been advised recently that the supplemental investigation has been completed and new prosecution opinions have been submitted to the Public Prosecutor’s Office, which contains the same findings, but also includes the names of additional dealers of the Company’s products as witnesses.

In April 2003, the Company sold its Torrejon, Spain nickel-cadmium plant. The Torrejon courts are conducting an investigation of two petitions submitted to determine whether criminal charges should be filed for alleged endangerment of workers’ health at the former Torrejon plant. The petitions contain criminal allegations against former employees but only allegations of civil liability against the Company. The investigations have been consolidated into one court. The Company has retained counsel in the event that any charges ultimately are filed.

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

On June 15, 2005, Aviva Partners LLC filed a purported class action lawsuit against the Company, Gordon Ulsh, J. Timothy Gargaro and Craig Mulhauser alleging violations of certain federal securities laws. The case was

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filed in the United States District Court for the District of New Jersey purportedly on behalf of purchasers of the Company’s stock between November 16, 2004 and May 17, 2005. The complaint alleges that certain public statements made during this period by the Company and its officers constituted material misstatements in violation of Rule 10b-5 under the Securities Exchange Act. The complaint does not specify an amount of damages sought. The Company denies the allegations in the complaint and intends to vigorously pursue its defense.

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

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 96 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged.

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

In October 2004, the U.S. Environmental Protection Agency (“EPA”), in the course of negotiating the government’s pre-petition claim with the Company, notified the Company of the possibility of additional cleanup costs associated with the remediation of the Hamburg, Pennsylvania properties of approximately $35,000. To date, the EPA has not made a formal claim for this amount or provided support for these estimates. Although the Company does not believe there is a basis for this claim, if the government proceeds with an action and prevails, the amounts of this claim, when added to all other reserved claims, could result in an inadequate reserve of new common stock and Warrants to resolve all such claims. The Company would still retain the right to perform and pay for such cleanup activities, which would preserve the existing reserved common stock and Warrants discussed in this Note 19. Because the Company does not believe there is a basis for this claim and because of its pre-petition status, no provisions have been recorded in connection therewith.

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2005

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Successor Company) and March 31, 2004 (Predecessor Company), the amount of such reserves on the Company’s consolidated balance sheet was approximately $58,500 and $94,200, respectively. These reserves have been adjusted in Fresh Start reporting to the extent that the Company believes such obligations have been discharged under the Plan and to reflect the discounting of reserves, where appropriate under SOP 90-7. See Note 5. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

Guarantees

At March 31, 2005, the Company had outstanding letters of credit with a face value of $31,186 and surety bonds with a face value of $39,564. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached an agreement with the surety to maintain its current surety bonds through July 31, 2006. The agreement, as amended, requires the Company to increase the collateral held by the surety in several stages: forty percent collateralization of outstanding bonds within fifteen days of the Company closing its exit financing agreements; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. Collateral held by the surety in the form of letters of credit at March 31, 2005, pursuant to the terms of the agreement, was $29,185.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2005, bank guarantees with a face value of $21,043 were outstanding.

Warranty

The Company provides customers various warranty or return privileges in each of its segments. The estimated cost of warranty is recognized as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim date.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of changes in the Company’s consolidated warranty liability follows:

Predecessor Company
Balance at March 31, 2003	$62,464
Accrual for warranties provided during the period	49,960
Settlements made (in cash or credit) during the period	(58,287)
Currency translation	4,531

Balance at March 31, 2004	$58,668

Accrual for warranties provided during the period	4,390
Settlements made (in cash or credit) during the period	(4,305)
Currency translation	(665)

Balance at May 5, 2004	$58,088

Successor Company
Balance at May 5, 2004	$58,088
Accrual for warranties provided during the period	37,445
Settlements made (in cash or credit) during the period	(48,528)
Currency translation	2,025

Balance at March 31, 2005	$49,030

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2005, are:

Fiscal Year	Operating	Capital
2006	$36,631	$4,328
2007	23,672	3,418
2008	14,382	3,181
2009	10,172	3,242
2010	9,564	3,150
Thereafter	19,419	9,834

Total minimum payments	$113,840	27,153

Less—Interest on capital leases		5,003

Total principal payable on capital leases (included in Note 14)		$22,150

In fiscal 1998 and 1999, the Company entered into sale/leaseback transactions, where the Company sold certain machinery and equipment with an aggregate book value of $48,000 for $97,100 and leased the same machinery and equipment back over periods ranging from eight to nine years. The total gain of $49,100 was originally deferred and was being recognized ratably over the life of the leases. In connection with Fresh Start accounting, such leases and the related deferred gain were adjusted to fair value where necessary.

Rent expense amounted to $51,074, $5,488, $62,143, and $63,155, for the period May 6, 2004 to March 31, 2005 (Successor Company), period April 1, 2004 to May 5, 2004 (Predecessor Company) and fiscal years 2004 and 2003 (Predecessor Company), respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business. See Note 23 for discussion of the battery separator agreement entered into as part of the Company’s sale of these operations.

(20) RESTRUCTURING AND IMPAIRMENT

Following the acquisition of GNB in September 2000, the Company initiated various restructuring programs involving facility, branch and corporate office closures and consolidation, principally in connection with overall integration plans to affect the combination of the two organizations. Such actions impacted both existing Exide and acquired GNB employees and facilities. The actions were designed to reduce costs and improve earnings and cash flows. During fiscal 2003, 2004, and 2005, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

The following is a summary of the actions taken under the initiated programs described above:

	Successor Company Period May 6, 2004 to March 31, 2005
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Corporate)	$3,200	$—	$—	$3,200
Closure of Nanterre, France	15,475	2,092	1,518	19,085
Closure of Weiden, Germany	323	1,800	606	2,729
Closure of Transportation North America Facilities	3,000	—	494	3,494
Closure of Casalnuovo, Italy	529	—	2,696	3,225
Headcount Reductions (Transportation Europe and ROW)	6,011	108	1,034	7,153
European Headcount Reductions (including Corporate)	1,356	—	112	1,468
Headcount Reductions and Closure Costs (Industrial Energy Europe and ROW)	2,172	—	(47)	2,125

Total Charge in the Statement of Operations	$32,066	$4,000	$6,413	$42,479

	Predecessor Company Period April 1, 2004 to May 5, 2004
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Corporate)	$—	$—	$—	$—
Closure of Transportation North America Facilities	—	—	65	65
Closure of Casalnuovo, Italy	—	—	143	143
Headcount Reductions (Transportation Europe and ROW)	152	18	180	350
European Headcount Reductions (including Corporate)	12	—	—	12
Headcount Reductions and Closure Costs (Industrial Energy Europe and ROW)	26	—	6	32

Total Charge in the Statement of Operations	$190	$18	$394	$602

	Predecessor Company Fiscal 2004
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Corporate)	$600	$—	$—	$600
Closure of Weiden, Germany	11,189	—	2,862	14,051
Closure of Transportation North America Facilities	411	—	1,570	1,981
Closure of Casalnuovo, Italy	7,361	—	708	8,069
Headcount Reductions (Transportation Europe and ROW)	6,934	379	1,173	8,486
European Headcount Reductions (including Corporate)	3,121	—	164	3,285
Headcount Reductions and Closure Costs (Industrial Energy Europe and ROW)	13,903	(162)	2,495	16,236

Total Charge in the Statement of Operations	$43,519	$217	$8,972	$52,708

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor Company Fiscal 2003
	Severance Costs	Write- Offs	Closure Costs	Total
U.S. Headcount Reductions (including Corporate)	$1,750	$—	$—	$1,750
Closure of Kankakee, Illinois	1,663	2,949	72	4,684
Closure of Transportation North America Facilities	2,456	101	810	3,367
Closure of Maple, Ontario Plant	1,700	—	—	1,700
Headcount Reductions and Closure Costs (Cwmbran, UK)	1,962	—	1,809	3,771
Headcount Reductions (Transportation Europe and ROW)	2,086	—	—	2,086
European Headcount Reductions (including Corporate)	(886)	—	—	(886)
Headcount Reductions and Closure Costs (Industrial Energy Europe and ROW)	7,788	1,335	63	9,186

Total Charge in the Statement of Operations	$18,519	$4,385	$2,754	$25,658

Fiscal Year 2005

During fiscal 2005, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

During the period May 6, 2004 through March 31, 2005, the Successor Company recognized restructuring and impairment charges of $42,479, representing $32,066 for severance costs, including net pension curtailment gains of $1,646 associated with headcount reductions and plant closures, $6,413 for related closure costs and $4,000 for a non-cash charge related to the write-down of machinery and equipment.

During the fourth quarter of fiscal 2005, the Successor Company recognized restructuring and impairment charges of $29,493, representing $23,556 for severance, including net pension curtailment gains of $1,646 associated with headcount reductions and plant closures, $2,045 for related closure costs, and $3,892 for a non-cash charge related to the write down of machinery and equipment. These charges primarily relate to the announced closure of the Company’s Transportation Europe and ROW facility in Nanterre, France, write-off of equipment at the Company’s Industrial Energy Europe and ROW facility in Weiden, Germany, corporate severance and costs associated with the relocation of the Company’s global corporate headquarters to Alpharetta, Georgia and headcount reductions in Transportation Europe and ROW and Industrial Energy Europe and ROW. Approximately 180 positions have been eliminated in connection with the fourth quarter fiscal 2005 plans.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the aggregate, payments made during the period from May 6, 2004 to March 31, 2005 (Successor Company) and from April 1, 2004 to May 5, 2004 (Predecessor Company) from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $43,800 and $5,300, respectively.

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

In the aggregate, payments made during fiscal 2004 from operating cash flows to terminated employees and third parties for other closure costs totaled approximately $33,000. The fiscal 2004 restructuring initiatives are substantially complete except for the closure of the Casalunuovo, Italy facility.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of restructuring reserve movements from March 31, 2002 through March 31, 2005:

	Severance	Closure Costs	Total
Predecessor Company
Balance, March 31, 2002	$16,500	$15,300	$31,800
Charges, Fiscal 2003	18,519	2,754	21,273
Payments and Currency Changes	(15,659)	(4,530)	(20,189)

Balance, March 31, 2003	$19,360	$13,524	$32,884
Charges, Fiscal 2004	43,519	8,972	52,491
Payments and Currency Changes	(25,185)	(5,716)	(30,901)
Reclassification	(8,120)	(3,855)	(11,975)

Balance, March 31, 2004	$29,574	$12,925	$42,499
Charges, April 1, 2004 to May 5, 2004	190	394	584
Payments and currency translation	(4,900)	(1,556)	(6,456)

Balance at May 5, 2004	$24,864	$11,763	$36,627

Successor Company
Balance at May 5, 2004	$24,864	$11,763	$36,627
Charges, May 6, 2004 to March 31, 2005	32,066	6,413	38,479
Payments and currency translation	(31,071)	(9,039)	(40,110)
Reclassification	1,159	—	1,159

Balance, March 31, 2005	$27,018	$9,137	$36,155

In fiscal 2005, reductions in pension liabilities due to net pension curtailment gains included in severance charges above were reclassified to the noncurrent retirement obligations account. In fiscal 2004, pension curtailment and environmental closure cost reserves were reclassified to their related balance sheet accounts.

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

(21) INTEREST EXPENSE, NET

Interest income of $2,026, $21, $1,129, and $2,496, is included in Interest expense, net for the period May 6, 2004 to March 31, 2005 (Successor Company), the period April 1, 2004 to May 5, 2004 (Predecessor Company), and the years ended March 31, 2004, 2003 (Predecessor Company), respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing was recorded in Reorganization items, net in the consolidated statements of operations for the period April 1, 2004 to May 5, 2004 and the years ended March 31, 2004 and 2003. See Note 9.

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the consolidated balance sheets in accordance with SOP 90-7. Interest was accrued on certain pre-petition debt to the extent that the Company believed it is probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the period April 1, 2004 to May 5, 2004 and fiscal years 2004 and 2003 was approximately $3,339, $41,293 and $39,604 respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22) OTHER (INCOME) EXPENSE, NET

Other (income) expense, net for the fiscal years ended March 31, 2005, 2004 and 2003 comprises:

	Successor Company Period From May 6, 2004 to March 31, 2005	Predecessor Company Period From April 1, 2004 to May 5, 2004	Predecessor Company 2004	Predecessor Company 2003
Losses on sales of accounts receivable	$—	$—	$11,260	$11,989
Net loss (gain) on asset sales	7,648	—	(9,700)	(956)
Equity income	(2,160)	(164)	(2,089)	(1,302)
Currency loss (gain)	(2,580)	6,283	(43,846)	(22,753)
Loss on revaluation of foreign currency forward contract	13,165	—	—	—
Gain on revaluation of Warrants	(63,112)	—	—	—
Other	(9,859)	103	3,651	1,987

	$(56,898)	$6,222	$(40,724)	$(11,035)

In the period May 6, 2004 to March 31, 2005, the Successor Company recognized unrealized gains on the revaluation of the Warrants of $63,112. See Note 4.

In the period May 6, 2004 to March 31, 2005, the Successor Company recognized net currency gains of $2,580, primarily from the remeasurement of U.S. dollar-denominated borrowings under the European tranche of its Credit Agreement, partially offset by currency losses on Euro-denominated intercompany borrowings in the United Kingdom.

In the period May 6, 2004 to March 31, 2005, the Successor Company recognized net losses of $13,165, on the mark-to-market of a foreign currency forward contract. The contract has a maturity of May 9, 2005 and was settled on that date with a cash payment of $12,084.

In the period April 1, 2004 to May 5, 2004, the Predecessor Company recognized net currency losses of $6,283, primarily from the remeasurement of U.S. dollar-denominated intercompany borrowings in the United Kingdom

In fiscal 2004 and 2003, the Predecessor Company recognized net currency gains of $43,846 and $22,753, respectively, primarily from the remeasurement of U.S. dollar denominated borrowings in Europe.

On September 24, 2004, the Company experienced a fire at one of its facilities in Europe. While damage to the facility was contained, the Company has experienced disruption to certain of its business operations and activities as the Company restores production capacity and diverts production to alternative sites. During fiscal 2005, the Company recognized $10,300 insurance recoveries, included in Other above. This represents partial reimbursement for both business interruption and replacement of property damaged by the fire. The Company expects that any further financial impact of such business disruption will be substantially recovered through insurance coverage.

On April 15, 2003, the Company sold its European non-lead battery assets for proceeds of $16,300. Of this amount, $12,600 was held in escrow pursuant to the Predecessor Company’s borrowing arrangements and was

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in Restricted cash in the unaudited condensed consolidated balance sheet at March 31, 2004. This sale resulted in a gain of $3,175. Restrictions on these funds were removed following the Company’s emergence from Chapter 11 and the cash was used to fund working capital requirements and reduce debt.

Losses on sales of receivables represent expenses related to the Company’s receivables sales facility. See Note 25.

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

Based on development of its five-year business plan, in fiscal 2002, the Company revised its unit volume outlook. This revision increased its expected liability related to the minimum annual purchase commitments to a total of $53,400 for the then remaining eight years of this supply agreement. This resulted in recognition of an additional charge to cost of sales of $15,500 in fiscal 2002. At March 31, 2005, the remaining estimated liability was $27,384.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable—The carrying amounts of these items are a reasonable estimate of their fair values.

•	Long-term receivables—The carrying amounts of these items are a reasonable estimate of their fair value.

•	Short-term borrowings—Borrowings under miscellaneous line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of these line of credit arrangements is a reasonable estimate of its fair value.

•	Long-term debt—Borrowings by foreign subsidiaries have variable rates that reflect currently available terms and conditions for similar debt.

The Predecessor Company’s 9.125% and 10% Senior Notes and Convertible Senior Subordinated Notes were traded occasionally in public markets.

The carrying values and estimated fair values of these obligations are as follows at March 31, 2005 (Successor Company) and 2004(Predecessor Company):

	Successor Company 2005		Predecessor Company 2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior Secured Credit Facility	$266,470	$264,700	$—	$—
Senior Secured Notes due 2013	290,000	276,950	—	—
Convertible Senior Subordinated Notes due 2013	60,000	55,044	—	—
10.00% Senior Notes	—	—	300,000	61,125
9.125% Senior Notes (Deutsche mark denominated)	—	—	126,743	126,743
Convertible Senior Subordinated Notes	—	—	321,132	—
Senior Secured Global Credit Facility (U.S.)	—	—	458,965	341,164
Senior Secured Global Credit Facility (Europe)	—	—	274,956	204,384

The carrying value of the Replacement DIP Credit Facility was a reasonable estimate of its fair value at March 31, 2004.

At March 31, 2005, the Company had a liability of $13,165 representing the estimated fair value of an outstanding foreign currency forward contract. At March 31, 2005, the Company recognized an asset of $2,656 representing the estimated fair value of outstanding lead forward contracts. There were no outstanding interest rate, lead or foreign currency contracts at March 31, 2004.

For a discussion of various financial instruments extinguished upon the Company’s emergence from Chapter 11, see Note 2.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 13, 2004, the existing European securitization program was refinanced by the Company’s Replacement DIP Facility.

Losses and expenses related to receivables sold under or pledged to these agreements for fiscal years 2004 and 2003 were $11,260, $11,989, respectively, and are included in other (income) expense, net in the consolidated statements of operations.

Except for the May 2002 securitization facility, the above transactions qualified as sales under the provisions of SFAS 140. The Company adopted SFAS 140 in the beginning of fiscal 2002 for transfers of receivables after March 31, 2001.

(26) RELATED PARTY TRANSACTIONS

The services of Lisa J. Donahue, Chief Restructuring Officer until May 5, 2004, were provided to the Company pursuant to a Services Agreement, dated October 25, 2001, between the Company and AP Services, LLC (formerly JA&A Services LLC). Under the Services Agreement, the Company was charged an hourly fee for Ms. Donahue’s and other temporary employees’ services, and Ms. Donahue, a principal in AP Services, LLC, was compensated independently by AP Services, LLC. The agreement with AP Services, LLC also provided for payment of a one-time success fee upon the Company’s emergence from bankruptcy. AP Services, LLC is an affiliate of AlixPartners, LLC, a financial advisory and consulting firm specializing in corporate restructuring, which was retained by the Company in connection with its financial restructuring. Ms. Donahue is also a principal in AlixPartners, LLC. Fees incurred by the Company during the period May 6, 2004 to March 31, 2005 (Successor Company), the period April 1, 2004 to May 5, 2004 (Predecessor Company) fiscal 2004 (Predecessor Company), and fiscal 2003 (Predecessor Company) under the Services Agreement were $4,707, $875, $8,281, and $10,749, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(27) SEGMENT INFORMATION

The Company previously reported its results for three global business segments, Transportation, Motive Power and Network Power. Effective April 1, 2004, the Company consolidated Motive Power and Network Power into one business unit, Industrial Energy, coincident with organizational changes the Company enacted. In light of ongoing organizational changes, effective October 1, 2004, the Company split its two then-existing business units into separate geographic regions. The Company now reports its results for four business segments, Transportation North America, Transportation Europe and Rest of World (“ROW”), Industrial Energy North America and Industrial Energy Europe and ROW. Segment results for fiscal years 2004 and 2003 have been reclassified to conform to the current presentation. The Company will continue to evaluate its reporting segments pending the current changes and such future organizational changes that may take place.

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

Selected financial information concerning the Company’s reportable segments is as follows:

	Period May 6, 2004 to March 31, 2005 (Successor Company)
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Net sales	$772,272	$764,238	$203,815	$735,934	$—	$2,476,259
Gross profit	100,970	106,645	44,264	125,623	—	377,502
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (b)	(107,185)	(106,183)	(21,062)	(97,694)	(109,071)	(441,195)
Depreciation and amortization	24,634	30,469	9,576	31,335	12,738	108,752

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Period April 1, 2004 to May 5, 2004 (Predecessor Company)
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Net sales	$75,299	$58,927	$19,193	$61,188	$—	$214,607
Gross profit	11,121	7,850	4,775	11,724	—	35,470
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (c)	2,413	691	1,607	1,914	(29,293)	(22,668)
Depreciation and amortization	1,904	1,817	1,052	2,223	852	7,848

	Fiscal 2004 (Predecessor Company)
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Net sales	$817,710	$760,512	$210,572	$711,699	$—	$2,500,493
Gross profit	146,790	159,062	47,032	156,441	—	509,325
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (d)	63,020	75,640	14,397	4,439	(185,206)	(27,710)
Depreciation and amortization	23,794	24,438	12,568	26,786	10,230	97,816

	Fiscal 2003 (Predecessor Company)
	Transportation		Industrial Energy
	North America	Europe and ROW	North America	Europe and ROW	Other (a)	Consolidated
Net sales	$833,493	$660,417	$199,856	$667,335	$—	$2,361,101
Gross profit	154,349	154,079	47,889	160,224	—	516,541
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (e)(f)	63,725	82,639	4,626	(5,369)	(222,967)	(77,346)
Depreciation and amortization	25,880	20,414	12,012	22,568	10,880	91,754

(a)	Other includes shared services and corporate expenses, interest expense, net, currency remeasurement loss (gain) and losses on sales of accounts receivable.
(b)	Includes restructuring charges of $3,494, $26,305, $7,850 and $4,830 within Transportation North America, Transportation Europe and ROW, Industrial Energy Europe and ROW and Other, respectively. Includes goodwill impairment charges of $122,061, $112,248, $37,384 and $116,831 within Transportation North America, Transportation Europe and ROW, Industrial Energy North America and Industrial Energy Europe and ROW, respectively. See Note 11.
(c)	Includes restructuring charges of $65, $354, $277 and $(94) within Transportation North America, Transportation Europe and ROW, Industrial Energy Europe and ROW and Other, respectively.
(d)	Includes restructuring charges of $1,981, $8,486, $38,356 and $3,885 within Transportation North America, Transportation Europe and ROW, Industrial Energy Europe and ROW and Other, respectively.
(e)	Includes restructuring charges of $5,068, $5,586, $4,833, $9,629 and $542 within Transportation North America, Transportation Europe and ROW, Industrial Energy North America, Industrial Energy Europe and ROW and Other, respectively.
(f)	Included in fiscal 2003 is a goodwill impairment charge of $37,000 within Industrial Energy Europe and ROW. See Note 11.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic information is as follows:

	Revenues from External Customers
	Successor Company Period From May 6, 2004 to March 31, 2005	Predecessor Company Period From April 1, 2004 to May 5, 2004	Predecessor Company 2004	Predecessor Company 2003
United States	$907,813	$88,950	$956,596	$970,547
France	197,195	14,644	213,235	200,000
Germany	329,147	25,143	327,014	307,004
UK	139,500	12,097	158,069	147,806
Italy	170,463	11,375	180,001	151,583
Spain	213,957	16,954	195,574	170,225
Other	518,184	45,444	470,004	413,936

Total	$2,476,259	$214,607	$2,500,493	$2,361,101

	Long-Lived Assets
	2005	2004	2003
United States	$300,666	$235,438	$248,670
France	76,192	36,975	32,847
Germany	91,233	58,964	54,777
UK	44,266	32,492	29,983
Italy	65,135	39,129	36,290
Spain	111,008	76,562	76,523
Other	111,263	63,564	54,285

Total	$799,763	$543,124	$533,375

(28) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the Company’s unaudited quarterly consolidated results of operations for fiscal years 2005 and 2004:

	2005
	Predecessor Company Period From April 1, 2004 to May 5, 2004 (a)	Successor Company Period From May 6, 2004 to June 30, 2004	Successor Company Second	Successor Company Third (b)	Successor Company Fourth (c)
Net sales	$214,607	$397,928	$637,599	$727,902	$712,830
Gross profit	35,470	64,799	95,012	125,751	91,940
Net income (loss)	1,748,564	33,627	(17,101)	(439,040)	(44,409)
Basic and diluted income (loss) per share	63.86	1.35	(0.68)	(17.56)	(1.78)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004
	Predecessor Company First (d)	Predecessor Company Second	Predecessor Company Third	Predecessor Company Fourth
Net sales	$584,566	$587,433	$653,016	$675,478
Gross profit	116,249	126,694	142,091	124,291
Net loss	(38,644)	(15,676)	(9,323)	(50,440)
Basic and diluted loss per share	(1.41)	(0.57)	(0.34)	(1.85)

(a)	Includes gain on discharge of liabilities subject to compromise of $1,558,839 and Fresh Start accounting adjustments of $228,371
(b)	Includes the Company’s goodwill impairment charge of $399,388. See Note 11.
(c)	Includes an adjustment to the goodwill impairment charge of $10,864. See Note 11.
(d)	Includes the cumulative effect of a change in accounting principle of $15,593 related to the Company’s adoption of SFAS 143. See Note 7.

(29) SUBSEQUENT EVENTS

The Company’s failure to deliver unqualified audited financial statements constituted a default under its Credit Agreement, which default will mature into an Event of Default if the Company fails to deliver unqualified audited financial statements within 15 days after the Company is given notice of this default by the Administrative Agent or any Lender under the Credit Agreement. As of June 28, 2005, the Company had not received formal notice of default. Until the Company cures this default or any resulting Event of Default (or the default or Event of Default is waived by Lenders holding a majority of the aggregate outstanding term loans and revolving loan commitments under the Credit Agreement (the “Required Lenders”)) the Company cannot borrow additional amounts or obtain additional letters of credit under the Credit Agreement. As of June 28, 2005, the Company had cash and cash equivalents of approximately $40,000. In addition, after the default has become an Event of Default and until it is cured (or waived by the Required Lenders), the Required Lenders may terminate the revolving loan commitments, accelerate the maturity of all outstanding term loans and revolving credit loans under the Credit Agreement and proceed to realize upon the collateral securing those loans. The default, Event of Default and, should it occur, acceleration described above may trigger cross-default and cross-acceleration provisions that exist or may exist in certain of the Company’s or its subsidiaries’ other contracts, leases, licenses or instruments (collectively, “Other Agreements”) (including cross-acceleration provisions in the 10.5% Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes), resulting in defaults and events of default under those Other Agreements.

As a result of this default, in accordance with generally accepted accounting principles, the Company has reclassified the borrowings under the Credit Agreement, the 10.5% Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes as current in the Consolidated Balance Sheet.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Schedule II

	Balance at Beginning of period	Additions Charged to Expense	Deductions/ Charge- offs	Other (1)	Balance at end of period
	(Amounts in thousands)
Allowance for Doubtful Accounts
Year ended March 31, 2003 Predecessor Company	$53,203	8,062	(29,977)	4,378	$35,666

Year ended March 31, 2004 Predecessor Company	$35,666	5,140	(19,031)	2,658	$24,433

Period April 1, 2004 to May 5, 2004 Predecessor Company	$24,433	473	(189)	(516)	$24,201

Period May 6, 2004 to March 31, 2005 Successor Company	$24,201	1,973	(4,041)	338	$22,471

Valuation Allowance on Deferred Tax Assets
Year ended March 31, 2003 Predecessor Company	$405,181	104,005	(17,943)	3,868	$495,111

Year ended March 31, 2004 Predecessor Company	$495,111	37,556	(9,540)	14,032	$537,159

Period April 1, 2004 to May 5, 2004 Predecessor Company	$537,159	15,547	(4,096)	(2,700)	$545,910

Period May 6, 2004 to March 31, 2005 Successor Company	$545,910	90,515	(45,058)	6,133	$597,500

(1)	Primarily the impact of currency changes as well as the acquisitions and divestitures of certain businesses.