Form 10-Q
period 2005-06-30
EXIDE TECHNOLOGIES
filed 2005-08-09
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal quarter ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11263

EXIDE TECHNOLOGIES
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-0552730 (I.R.S. Employer Identification Number)

13000 Deerfield Parkway, Building 200 Alpharetta, Georgia (Address of principal executive offices)	30004 (Zip Code)
(678) 566-9000
(Registrant’s telephone number, including area code)

     Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     As of August 5, 2005, 24,522,760 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS (UNAUDITED)	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 (SUCCESSOR COMPANY), FOR THE PERIOD MAY 6, 2004 TO JUNE 30, 2004 (SUCCESSOR COMPANY) AND FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY)	3

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 AND MARCH 31, 2005 (SUCCESSOR COMPANY)	4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2005 (SUCCESSOR COMPANY), FOR THE PERIOD MAY 6, 2004 TO JUNE 30, 2004 (SUCCESSOR COMPANY), AND FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY)	5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	27

Item 4 CONTROLS AND PROCEDURES	27

PART II. OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS	31

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

Item 3 DEFAULTS UPON SENIOR SECURITIES	31

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31

Item 5 OTHER INFORMATION	31

Item 6 EXHIBITS	31

SIGNATURES	32
EX-31.1 SECTION 302 CERTIFICATION OF PRESIDENT AND CHIEF EXECUTIVE OFFICER
EX-31.2 SECTION 302 CERTIFICATION OF EXECUTIVE VICE PRESIDENT AND CHIEF FIANCIAL OFFICER
EX-32 CERTIFICATIONS PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT OF 2002

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	Successor
	Company	Successor	Predecessor
	for the	Company	Company
	Three Months	for the Period	for the Period
	Ended	May 6, 2004 to	April 1, 2004 to
	June 30, 2005	June 30, 2004	May 5, 2004
NET SALES	$669,332	$397,928	$214,607
COST OF SALES	567,116	333,129	179,137

Gross profit	102,216	64,799	35,470

EXPENSES:
Selling, marketing and advertising	71,073	41,288	24,504
General and administrative	43,738	23,389	17,940
Restructuring and impairment	2,901	2,447	602
Other (income) expense, net	3,400	(42,876)	6,222
Interest expense, net	16,100	6,026	8,870

	137,212	30,274	58,138

Income (loss) before reorganization items, income taxes and minority interest	(34,996)	34,525	(22,668)
REORGANIZATION ITEMS, NET	1,372	1,693	18,434
FRESH START ACCOUNTING ADJUSTMENTS, NET	—	—	(228,371)
GAIN ON DISCHARGE OF LIABILITIES SUBJECT TO COMPROMISE	—	—	(1,558,839)
INCOME TAX BENEFIT	(754)	(828)	(2,482)
MINORITY INTEREST	95	33	26

Net income (loss)	$(35,709)	$33,627	$1,748,564

NET INCOME (LOSS) PER SHARE
Basic and Diluted	$(1.43)	$1.35	$63.86

WEIGHTED AVERAGE SHARES
Basic and Diluted	25,000	25,000	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	Successor Company
	June 30, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,862	$76,696
Restricted cash	824	1,323
Receivables, net of allowance for doubtful accounts of $22,110 and $22,471	614,762	687,715
Inventories	403,523	397,689
Prepaid expenses and other	19,175	21,275
Deferred financing costs, net	1,759	1,725
Deferred income taxes	2,133	4,305

Total current assets	1,109,038	1,190,728

PROPERTY, PLANT AND EQUIPMENT, NET	752,668	799,763

OTHER ASSETS:
Intangible Assets, net	191,207	192,854
Investments in affiliates	6,648	9,010
Deferred financing costs, net	12,024	12,784
Deferred income taxes	53,408	55,896
Other	28,381	29,745

	291,668	300,289

Total assets	$2,153,374	$2,290,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$12,006	$1,595
Current maturities of long-term debt	36,020	632,116
Accounts payable	308,910	340,480
Accrued expenses	353,366	385,521
Warrants liability	3,062	11,188

Total current liabilities	713,364	1,370,900
LONG-TERM DEBT	617,808	20,047
NONCURRENT RETIREMENT OBLIGATIONS	317,616	329,628
NONCURRENT DEFERRED TAX LIABILITY	21,904	24,178
OTHER NONCURRENT LIABILITIES	99,452	106,004

Total liabilities	1,770,144	1,850,757

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	12,215	12,764

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 61,500 shares authorized, 24,510 and 24,407 shares issued and outstanding	234	234
Additional paid-in capital	888,157	888,157
Accumulated deficit	(502,632)	(466,923)
Accumulated other comprehensive income (loss)	(14,744)	5,791

Total stockholders’ equity	371,015	427,259

Total liabilities and stockholders’ equity	$2,153,374	$2,290,780

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Successor
	Company	Successor	Predecessor
	for the	Company	Company
	Three Months	for the Period	for the Period
	Ended	May 6, 2004 to	April 1, 2004 to
	June 30, 2005	June 30, 2004	May 5, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35,709)	$33,627	$1,748,564
Adjustments to reconcile net income (loss) to net cash used in operating activities—
Depreciation and amortization	30,341	21,699	7,848
Gain on discharge of liabilities subject to compromise	—	—	(1,558,839)
Fresh Start accounting adjustments, net	—	—	(228,371)
Unrealized gain on Warrants	(8,126)	(43,612)	—
Net loss on asset sales	1,596	—	—
Provision for doubtful accounts	1,426	590	473
Non-cash provision for restructuring	5	84	18
Reorganization items, net	1,372	1,693	18,434
Minority interest	95	33	26
Amortization of deferred financing costs	454	—	1,251
Changes in assets and liabilities, excluding effects of Fresh Start accounting, acquisitions and divestitures—
Receivables	42,282	(5,781)	45,924
Inventories	(22,687)	(17,317)	(10,873)
Prepaid expenses and other	2,147	572	286
Payables	(18,414)	3,576	(20,967)
Accrued expenses	(17,058)	(3,536)	(20,564)
Noncurrent liabilities	(5,192)	(588)	(294)
Other, net	11,962	(6,849)	9,898

Net cash used in operating activities	(15,506)	(15,809)	(7,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,545)	(8,332)	(7,152)
Proceeds from sales of assets	9,982	3,600	2,800

Net cash used in investing activities	(1,563)	(4,732)	(4,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings	11,352	376	2,425
Repayments under 9.125% Senior Notes (Deutschemark denominated)	—	—	(110,082)
Borrowings under Replacement DIP Credit Facility	—	—	121,258
Repayments under Replacement DIP Credit Facility	—	—	(452,875)
Borrowings under Senior Secured Credit Facility	—	—	500,000
Currency swap	(12,084)	—	—
Increase (decrease) in other debt	9,733	2,776	(2,412)
Financing costs and other	—	—	(23,146)

Net cash provided by financing activities	9,001	3,152	35,168

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,766)	766	(1,447)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,834)	(16,623)	22,183
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,696	59,596	37,413

CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,862	$42,973	$59,596

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(In thousands, except share and per-share data)
(Unaudited)
(1) BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements include the accounts of Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles (“GAAP”), or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for further information. The financial information contained herein is unaudited.
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
     These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of current borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 14. In November 2004, in order to cure breaches of such covenants as of September 30, 2004, the Company was required to obtain amendments to the covenants with respect to minimum earnings before interest, taxes, depreciation, amortization and restructuring (“Adjusted EBITDA”, previously referred to as “EBITDAR”) and the leverage ratios contained in its Senior Secured Credit Facility (the “Credit Agreement”). In addition, the Credit Agreement was amended at that time with respect to the treatment of proceeds from insurance recoveries. Due to the fact that the Company failed to satisfy its leverage ratio covenant as of December 31, 2004, in February 2005 the Company obtained a waiver and amendments of such covenants, as well as amendments relating to the offering of the

Company’s notes. In June 2005, the Company obtained additional amendments to the Credit Agreement. The amendments provide, among other things, for waivers of defaults as of March 31, 2005 in the minimum Adjusted EBITDA and leverage ratio covenants and the covenant requiring the issuance of an unqualified opinion for the audited financial statements for the fiscal year ended March 31, 2005, relaxed Adjusted EBITDA and leverage ratio covenants for fiscal 2006, increases in the interest rates under the Credit Agreement that result in a per annum rate of LIBOR plus 5.25% for the U.S. Dollar and Euro components of the Term Loan Facility, and for the Revolving Loan Facility, an extension for three years of the Company’s obligation to pay fees to the lenders upon a refinancing of the Credit Agreement debt, and an expansion of the circumstances in which such fees are payable upon asset sales as well as a prohibition from borrowing under any facility if the Company’s unrestricted cash or cash equivalents, after application of the proceeds of such borrowing would exceed $40 million, exclusive of up to $10 million cash and cash equivalents in Asia, Australia and New Zealand.
     The Company currently believes, based upon its financial forecast and plans, that it will comply with the Credit Agreement covenants for at least through June 30, 2006. It should be noted, however, that in the past, management has had difficulty in accurately predicting the Company’s performance and covenant compliance. This uncertainty with respect to the Company’s ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2005. Failure to comply with the Credit Agreement covenants, without waiver, would result in further defaults under the Credit Agreement. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, the cost and terms of obtaining such waivers. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
     The accompanying interim unaudited condensed consolidated financial statements of the Company prior to emergence from Chapter 11 (the “Predecessor Company”) have also been prepared in accordance with SOP 90-7. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as Reorganization items, net in the unaudited condensed consolidated statements of operations.
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
(2) FRESH START REPORTING
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
(3) WARRANTS
     In connection with the consummation of the Plan, the Company agreed to issue Warrants entitling the holders to purchase up to 6,250,000 shares of new common stock at an exercise price of $32.11 per share (the number of Warrants issuable being subject to adjustments allowed for by the claims reconciliation and allowance process set forth in the Plan.) The Warrants are exercisable through May 5, 2011. The exercise price, the number of shares purchasable upon the exercise of each Warrant and the number of Warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. The Company has accounted for the Warrants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and

Potentially Settled in a Company’s Own Stock” and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Because the Warrant Agreement provides for a cash settlement upon a change in control under certain specified conditions, the Warrants have been accounted for and classified as a liability in the condensed consolidated balance sheets. Upon the adoption of Fresh Start reporting, on the Effective Date, May 5, 2004, the Warrants were valued using Black Scholes principles and ascribed a fair value of approximately $74,300, reflecting the underlying enterprise value of the Company underlying the Plan. In accordance with EITF Issue No. 00-19 and SFAS 150, the Warrants have been marked-to-market based upon quoted market prices. This mark-to-market resulted in recognition of unrealized gains of $8,126 and $43,612, respectively for the three months ended June 30, 2005 and for the period May 6, 2004 to June 30, 2004, which is reported in Other (income) expense, net in the condensed consolidated statements of operations. Future results of operations may be subject to volatility from changes in the market value of such Warrants.
(4) COMPREHENSIVE INCOME (LOSS)
          Total comprehensive income (loss) and its components are as follows:

	Successor	Successor
	Company	Company	Predecessor
	for the	for the	Company
	Three Months	Three the Period	For the Period
	Ended	May 6, 2004 to	April 1, 2004 to
	June 30, 2005	June 30, 2004	May 5, 2004
Net income (loss)	$(35,709)	$33,627	$1,748,564
Change in cumulative translation adjustment	(20,535)	(6,054)	(7,591)

Total comprehensive income (loss)	$(56,244)	$27,573	$1,740,973

(5) REORGANIZATION ITEMS, NET
          Reorganization items, net represent amounts the Company incurred and continues to incur as a result of the Chapter 11 process and are presented separately in the unaudited condensed consolidated statements of operations. The following have been incurred:

	Successor
	Company	Successor	Predecessor
	for the	Company	Company
	Three Months	For the Period	For the Period
	Ended	May 6, 2004 to	April 1, 2004 to
	June 30, 2005	June 30, 2004	May 5, 2004
Professional fees	$828	$1,693	$18,515
Interest income	—	—	(81)
Other	544	—	—

Total reorganization items, net	$1,372	$1,693	$18,434
Gain on settlement of liabilities subject to compromise and recapitalization (Note 2)	—	—	(1,558,839)
Fresh Start accounting adjustments (Note 2)	—	—	(228,371)

Loss (gain) on reorganization items	$1,372	$1,693	$(1,768,776)

          Net cash paid for reorganization items during the three months ended June 30, 2005 and the period May 6, 2004 to June 30, 2004 (Successor Company) was $6,530 and $20,398, respectively. Net cash paid for reorganization items during the period April 1, 2004 to May 5, 2004 (Predecessor Company) was $6,074.
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
     Other
          Other reorganization costs for three months ended June 30, 2005 primarily represent expenses related to directors and officers liability insurance coverage for directors and officers of the Predecessor Company.
(6) INTANGIBLE ASSETS, NET
          The gross amount of identified intangibles at June 30, 2005 and March 31, 2005 was $198,893 and the related accumulated amortization was $7,686 and $6,039 respectively. Amortization expense was $1,647 for the three months ended June 30, 2005 and $1,050 for the period May 6, 2004 to June 30, 2004. Annual amortization expense for each of the next five years is expected to be $6,600.
          Net intangible assets consist of:

	Successor	Successor
	Company	Company
	June 30, 2005	March 31, 2005
Trademarks and tradenames, not subject to amortization	$56,331	$56,331
Trademarks and tradenames, subject to amortization	11,631	11,885
Customer relationships	100,840	101,938
Technology	22,405	22,700

	$191,207	$192,854

(7) INVENTORIES
          Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	Successor	Successor
	Company	Company
	June 30, 2005	March 31, 2005
Raw materials	$63,027	$62,552
Work-in-process	76,522	76,097
Finished goods	263,974	259,040

	$403,523	$397,689

(8) OTHER ASSETS
          Other assets consist of:

	Successor	Successor
	Company	Company
	June 30, 2005	March 31, 2005
Deposits	$10,161	$10,211
Capitalized software, net	8,987	10,390
Loan to affiliate	4,930	4,930
Other	4,303	4,214

	$28,381	$29,745

          Deposits above principally represent amounts held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.

(9) DEBT
     At June 30, 2005 and March 31, 2005, short-term borrowings of $12,006 and $1,595, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum.
     Total long-term debt is as follows:

	Successor	Successor
	Company	Company
	June 30, 2005	March 31, 2005

Senior Secured Credit Facility	$260,675	$266,470
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging from 0.0% to 11.0% due in installments through 2015 (1)	43,153	35,693

Total	653,828	652,163
Less—current maturities (2)	36,020	632,116

	$617,808	$20,047

     Total debt including above and short-term borrowings at June 30, 2005 and March 31, 2005 was $665,834 and $653,758, respectively.

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.

(2)	At March 31, 2005, the Company reclassified its borrowings under the Credit Agreement, the 10.5% Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes as current as a result of a default under the Credit Agreement. During the first fiscal quarter of 2006, the Company secured an amendment and received a waiver of the default described above. With the waiver, the long-term portion of the Credit Agreement and the Notes no longer require classification as current.
(10) INTEREST EXPENSE, NET
     Interest income of $441, $691, and $21 is included in Interest expense, net for the three months ended June 30, 2005, the period May 6, 2004 to June 30, 2004 and the period April 1, 2004 to May 5, 2004, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing was recorded in Reorganization items, net in the condensed consolidated statements of operations for the period April 1, 2004 to May 5, 2004. See Note 5.
     As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the condensed consolidated balance sheets in accordance with SOP 90-7. Interest was accrued on certain pre-petition debt to the extent that the Company believed it was probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the period April 1, 2004 to May 5, 2004 was approximately $3,339.
(11) OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net consist of:

	Successor
	Company	Successor	Predecessor
	for the	Company	Company
	Three Months	For the Period	For the Period
	Ended	May 6, 2004 to	April 1, 2004 to
	June 30, 2005	June 30, 2004	May 5, 2004
Net loss on asset sales	$1,596	$—	$—
Equity income	(535)	(220)	(164)
Currency (gain) loss (1)	11,674	(1,100)	6,283
Gain on revaluation of Warrants	(8,126)	(43,612)	—
(Gain) loss on revaluation and settlement of foreign currency forward contract (2)	(1,081)	2,206	—
Other	(128)	(150)	103

	$3,400	$(42,876)	$6,222

(1)	During the three months ended June 30, 2005, the currency loss is primarily from the remeasurement of U.S. dollar-denominated borrowings under the European tranche of the Credit Agreement and Euro-denominated intercompany borrowings in North America. In the period April 1, 2004 to May 5, 2004, the Company recognized net currency losses primarily from the remeasurement of U.S. dollar-denominated intercompany borrowings in the United Kingdom.

(2)	In the three months ended June 30, 2005 and the period May 6, 2004 to June 30, 2004, the Company recognized net (gains) losses on the marked-to-market of a foreign currency forward contract. The contract had a maturity of May 9, 2005 and was settled on that date for a cash payment of $12,084.
(12) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension benefit cost is as follows:

	Successor
	Company	Successor	Predecessor
	for the	Company	Company
	Three Months	For the Period	For the Period
	Ended	May 6, 2004 to	April 1, 2004 to
	June 30, 2005	June 30, 2004	May 5, 2004
Service cost	$2,745	$1,754	$856
Interest cost	8,305	5,636	2,798
Expected return on plan assets	(5,370)	(3,463)	(1,638)
Amortization	—	—	839

Net periodic benefit cost	$5,680	$3,927	$2,855

     The components of the Company’s net periodic cost for other post-retirement benefits is as follows:

	Successor
	Company	Successor	Predecessor
	for the	Company	Company
	Three Months	For the Period	For the Period
	Ended	May 6, 2004 to	April 1, 2004 to
	June 30, 2005	June 30, 2004	May 5, 2004
Service cost	$25	$—	$—
Interest cost	334	227	131
Amortization	—	—	(31)

Net periodic benefit cost	$359	$227	$100

     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the past downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. On November 17, 2004, the Company received from the Internal Revenue Service (“IRS”) a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). In accordance with the Credit Agreement and upon the agreement of the administrative agent, on June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010.

          Based upon the temporary waiver, the Company expects its minimum future aggregate cash contributions to its U.S. pension plans from fiscal 2006 through fiscal 2010 will total approximately $180,000 to $200,000, including $32,500 in fiscal 2006. As of August 5, 2005, $16,000 of the required fiscal 2006 contributions of $32,500 had been paid.
  (13) ENVIRONMENTAL MATTERS
            As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates. For a discussion of environmental matters, see Note 14.

(14) COMMITMENTS AND CONTINGENCIES
          The Company is involved in various claims and litigation incidental to the conduct of its business. The Company does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company’s financial conditions, cash flows or results of operations. Similarly, the Company budgets for capital expenditures and operating costs related to requirements under various Environmental, Health & Safety laws and believes that these expenditures will not have a material adverse effect on its financial condition, cash flows or results of operations, but cannot guarantee that additional expenditures will not be needed to ensure compliance with such Environmental, Health & Safety laws.
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
          On July 20, 2005, the Company made its fifth distribution of new common stock and Warrants. Although predictions regarding the allowance and classification of claims are inherently difficult to make, based on the Company’s review to date of the available information, and except to the extent the items as noted below have greater than expected negative outcomes, the Company believes the remaining reserve is reasonable and adequate. To the extent the reserved shares of new common stock and Warrants are ultimately insufficient to provide payment for such outstanding claims, the Company may issue additional shares of new common stock and Warrants. In that event, the Company will also issue shares of new common stock to the holders of pre-petition credit facility claims sufficient to preserve the relative value of their recoveries as compared to the recoveries of the unsecured creditors under the terms of the Plan.
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
     Pre-Petition Litigation Settlements
     The Company previously disclosed in its most recent Report on Form 10-K for fiscal year 2005 tentative settlements with various plaintiffs who alleged personal injury and/or property damage from the release of hazardous materials used in the battery manufacturing process prior to the Company’s filing for Chapter 11 bankruptcy protection. The Company has finalized a settlement of these claims, as well as claims they could have asserted against third parties who may have had claims of indemnification against the Company on a pre-petition or post-petition basis. The claims will be paid in new common stock and Warrants to be paid out of the reserve established under the claims reconciliation process. The terms of the settlement are still subject to approval of appropriate state courts.
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
     From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims received 54 employee claims alleging asbestos-related illnesses. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $260,000 and $378,000 in calendar 2003 and 2004, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $200,000 and $107,000 during the same periods to date for the dependents of four such claimants. The Company has not yet been required to indemnify or make any payments in 2005. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
          The Company’s Shanghai, China subsidiary, Exide Technologies (Shanghai) Company Limited (“Exide Shanghai”), has been the subject of an investigation by the Anti-Smuggling Bureau of the Shanghai Customs Administration (“Anti-Smuggling Bureau”). A report was submitted by the Anti-Smuggling Bureau to the Shanghai Municipal People’s Public Prosecutor’s Office, First Division (“Prosecutor’s Office”). The Prosecutor’s Office rejected the report and requested a supplementary investigation by the Anti-Smuggling Bureau. The Company has been advised recently that the supplemental investigation has also been rejected by the Public Prosecutor’s Office, which has requested a second supplemental investigation. The Company understands that the Anti-Smuggling Bureau has completed the second supplemental investigation and submitted a report of such second supplemental investigation to Prosecutors Office. It is further the Company’s understanding that in both instances no criminal prosecution was recommended against Exide Shanghai.
          In April 2003, the Company sold its Torrejon, Spain nickel-cadmium plant. The Company has learned that the Torrejon courts are conducting investigation of three petitions submitted to determine whether criminal charges should be filed for alleged injuries and endangerment of workers’ health at the former Torrejon plant. The petitions contain criminal allegations against former employees but only allegations of civil liability against the Company. The investigations have been consolidated into one court. The Company has retained counsel in the event that any charges ultimately are filed.

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
          In June 2005, the Company received notice that two former shareholders, Aviva Partners LLC and Robert Jarman, had separately filed class action lawsuits against the Company and certain of its current and former officers alleging violations of certain federal securities laws. The cases were filed in the United States District Court for the District of New Jersey purportedly on behalf of those who purchased the Company’s stock between November 16, 2004 and May 17, 2005. The complaints allege that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made during this period by the Company and its officers. The complaints do not specify an amount of damages sought. The Company denies the allegations in the complaints and intends to vigorously pursue its defense.
          The Company has been informed by the Enforcement Division of the SEC that it has commenced a preliminary inquiry into statements the Company made earlier this year regarding its ability to comply with fiscal 2005 loan covenants and the going concern modification in the audit report in the Company’s Annual Report on Form 10-K for fiscal 2005. The SEC noted that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law has occurred. The Company intends to fully cooperate with the inquiry.
Environmental Matters
     As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).
     The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 96 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites.
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
     In October 2004, the U.S. Environmental Protection Agency (“EPA”), in the course of negotiating the government’s pre-petition claim with the Company, notified the Company of the possibility of additional cleanup costs associated with the remediation of the Hamburg, Pennsylvania properties of approximately $35,000. To date, the EPA has not made a formal claim for this amount or provided support for these estimates. Although the Company does not believe there is a basis for this claim, if the government proceeds with an action and prevails, the amounts of this claim, when added to all other reserved claims, could result in an inadequate reserve of new common stock and Warrants to resolve all such claims. The Company would still retain the right to perform and pay for such cleanup activities, which would preserve the existing reserved common stock and Warrants discussed in this Note 14. It is the Company’s position that it is not liable for the contamination of this area, and that any liability it may have derives from pre-petition events which would be administered as a general, unsecured claim, and consequently no provisions have been recorded in connection therewith.
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of June 30, 2005 and March 31, 2005, the amount of such reserves on the Company’s consolidated balance sheet was approximately $57,408 and $58,500, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

     The sites that currently have larger reserves include the following:
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
Guarantees
     At June 30, 2005, the Company had outstanding letters of credit with a face value of $31,357 and surety bonds with a face value of $39,553. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached an agreement with the surety to maintain its current surety bonds through July 31, 2006. The agreement, as amended, requires the Company to increase the collateral held by the surety in several stages: forty percent collateralization of outstanding bonds within fifteen days of the Company closing its exit financing agreements; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. Collateral held by the surety in the form of letters of credit at June 30, 2005, pursuant to the terms of the agreement, was $27,781. As of August 5, 2005, the amount of collateral was $39,541.
     Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2005, bank guarantees with a face value of $20,637 were outstanding.
Warranty
     The Company provides customers various warranty or return privileges in each of its segments. The estimated cost of warranty is recognized as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim date.
     A reconciliation of changes in the Company’s consolidated warranty liability follows:

Balance at March 31, 2005	$49,030
Accrual for warranties provided during the period	12,254
Settlements made (in cash or credit) during the period	(12,878)
Currency translation	(1,372)

Balance at June 30, 2005	$47,034

(15) RESTRUCTURING AND IMPAIRMENT
     During fiscal 2006, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the first quarter of fiscal 2006, the Successor Company recognized restructuring and impairment charges of $2,901, representing $2,070 for severance and $831 for related closure costs. These charges resulted from actions completed during the first fiscal quarter 2006 related to the Industrial segment consolidation efforts in Europe, the announced closure of the Company’s Casalnuovo, Italy Industrial facility, Corporate severance, Europe Transportation headcount reductions, the closure of the Lawrenceville, New Jersey office and fiscal year 2006 North America headcount reductions in Transportation, Industrial Energy and Corporate. Approximately one hundred positions have been eliminated in connection with the first quarter fiscal 2006 restructuring activities.
     During the period May 6, 2004 through June 30, 2004, the Successor Company recognized restructuring and impairment charges of $2,447, representing $1,042 for severance, $1,321 for related closure costs and $84 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to Industrial Energy Europe consolidation efforts, the announced closure of the Company’s Casalnuovo, Italy Industrial Energy Europe facility, Corporate severance and headcount reductions in Transportation Europe. Twenty five positions have been eliminated in connection with the May 6, 2004 through June 30, 2004 restructuring activities.

     During the period April 1, 2004 through May 5, 2004, the Predecessor Company recognized restructuring and impairment charges of $602, representing $190 for severance, $394 for related closure costs and $18 for a non-cash charge related to the write-down of machinery and equipment. These charges principally resulted from actions related to Industrial Energy Europe consolidation efforts, the announced closure of the Company’s Casalnuovo, Italy Industrial Energy Europe facility, Corporate severance and headcount reductions in Transportation Europe. Five positions have been eliminated in connection with the April 1, 2004 through May 5, 2004 restructuring activities.
     Summarized restructuring reserve activity follows:

	Severance	Closure
	Costs	Costs	Total
Balance at March 31, 2005	$27,018	$9,137	$36,155
Charges, Three Months ended June 30, 2005	2,070	831	2,901
Payments and currency translation	(7,276)	(3,015)	(10,291)

Balance at June 30, 2005	$21,812	$6,953	$28,765

     Remaining expenditures principally represent (i) severance and related benefits payable per employee agreements and regulatory requirements over periods up to three years (ii) lease commitments for certain closed facilities, branches and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms, over periods up to five years and (iii) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.
(16) NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, while diluted net income (loss) per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net income (loss) per share of the Successor Company for the three months ended June 30, 2005 and the period May 6, 2004 to June 30, 2004. Options to purchase 3,925,000 shares of common stock and warrants to purchase 1,286,000 shares of common stock were outstanding during the period April 1, 2004 to May 5, 2004. These common stock equivalents were not included in the computation of diluted earnings per share of the Predecessor Company for the period April 1, 2004 to May 5, 2004 because the exercise prices of the options and warrants were greater than the average market price of the common shares and they would have an anti-dilutive effect. These options and warrants were cancelled upon emergence from bankruptcy. For the three months ended June 30, 2005, the Successor Company incurred a net loss, therefore, dilutive common stock equivalents were not used in the calculation of loss per share as they would have an anti-dilutive effect.
(17) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
     In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP No. 109-1”), and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP No. 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is currently assessing the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the AJCA. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance from the United States Treasury is published. The Company is currently assessing the impact FSP No. 109-1 and 109-2 may have on its financial position and results of operations.
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
(18) SEGMENT INFORMATION
     The Company reports its results for four business segments, Transportation North America, Transportation Europe and Rest of World (“ROW”), Industrial Energy North America and Industrial Energy Europe and ROW. The Company will continue to evaluate its reporting segments pending future organizational changes that may take place. The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
     Transportation markets include original-equipment and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and 42-volt automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (UPS), lift trucks and other material handling equipment, mining and other commercial vehicles.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief decision-maker monitors and manages the financial performance of these four business groups. Costs of shared services and other corporate costs are not allocated or charged to the business groups.
     Certain asset information otherwise required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company’s operations.
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended June 30, 2005
	Transportation		Industrial Energy
		Europe and		Europe and
	North America	ROW	North America	ROW	Other (a)	Consolidated
Successor Company
Net Sales	$218,168	$179,439	$67,433	$204,292	$—	$669,332
Gross Profit (e)	30,473	18,766	13,000	39,977	—	102,216
Income (loss) before reorganization items, income taxes and minority interest(b)(e)	4,082	(1,647)	4,369	9,563	(51,363)	(34,996)

	For the Period May 6, 2004 to June 30, 2004
	Transportation		Industrial Energy
		Europe and		Europe and
	North America	ROW	North America	ROW	Other (a)	Consolidated
Successor Company
Net Sales	$136,502	$107,143	$33,197	$121,086	$—	$397,928
Gross Profit	18,916	14,991	7,528	23,364	—	64,799
Income (loss) before reorganization items, income taxes and minority interest (c)	4,962	2,350	2,660	4,206	20,347	34,525

	For the Period April 1, 2004 to May 5, 2004
	Transportation		Industrial Energy
		Europe and		Europe and
	North America	ROW	North America	ROW	Other (a)	Consolidated
Predecessor Company
Net Sales	$75,299	$58,927	$19,193	$61,188	$—	$214,607
Gross Profit	11,121	7,850	4,775	11,724	—	35,470
Income (loss) before reorganization items, income taxes and minority interest (d)	2,413	691	1,607	1,914	(29,293)	(22,668)

(a)	Other includes shared services and corporate expenses, interest expense, net, currency remeasurement losses (gains), and gains on revaluation of Warrants.

(b)	Includes restructuring charges of $388, $433, $365, $1,092 and $623 within Transportation North America, Transportation Europe and ROW, Industrial Energy North America, Industrial Energy Europe and ROW and Other, respectively (see Note 15). Includes gain on revaluation of Warrants of $8,126 within Other.

(c)	Includes restructuring charges of $118, $1,450, $567 and $312 within Transportation North America, Transportation Europe and ROW, Industrial Energy Europe and ROW and Other, respectively (see Note 15). Includes gain on revaluation of Warrants of $43,612 within Other.

(d)	Includes restructuring charges of $65, $354, $277 and $(94) within Transportation North America, Transportation Europe and ROW, Industrial Energy Europe and ROW and Other, respectively (see Note 15).

(e)	Results of Transportation North America and Industrial Energy North America for the three months ended June 30, 2005 reflect a change in the allocation of lead costs between the two segments as compared to the prior period. Gross Profit and Income (loss) before reorganization items, income taxes and minority interest of Industrial Energy North America would have been $1,000 higher and Transportation North America $1,000 lower, if the allocation change had not been made.
(19) STOCK GRANTS AND OPTIONS
     During the three months ended June 30, 2005, the Company awarded 200,000 options and 50,300 shares of restricted stock to certain eligible employees. These stock option and restricted stock awards were approved by the compensation committee subject to and to be issued as of the date of shareholder approval of the 2004 Plan.
     Under the terms of the 2004 Plan, options are generally subject to a three-year vesting schedule and shares of restricted stock are generally subject to a five-year vesting schedule. The vesting schedules are subject to certain change in control provisions, including full vesting if an employee is terminated within 12 months of a change in control. The per share exercise price for the options was calculated based on a 10-day trailing average closing price of the Company’s common stock as listed on the NASDAQ National Market immediately prior to the award date.
     The 2004 Plan and all awards thereunder are subject to shareholder approval at the Company’s annual meeting scheduled for August 30, 2005. As a consequence, for accounting purposes the awards will not have a measurement date under SFAS No. 123, “Accounting for Stock-Based Compensation” until that time. As provided for in SFAS No. 123, the Company utilizes the intrinsic value method of expense recognition under APB Opinion No. 25.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In thousands, except per share data)
     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operation and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in this Report on Form 10-Q.
     Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purpose of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-Q and those included in the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 15, 2005 for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 14 to the condensed consolidated financial statements.
Executive Overview
Business
     The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments,Transportation North America, Transportation Europe and Rest of World (“ROW”), Industrial Energy North America and Industrial Energy Europe and ROW, provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
     Transportation markets include original-equipment and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and 42-volt automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (UPS), lift trucks, mining and other commercial vehicles.
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
Factors Which Affect the Company’s Financial Performance
     Lead. Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of the Company’s cost of goods sold. The market price of lead is subject to fluctuations. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. In addition, the Company is experiencing difficulty in obtaining spent batteries to supply its smelting operations. Shortages of spent batteries can cause the Company to pay higher prices for such spent batteries, or to purchase lead at higher prices on the open market and reduce the operating efficiency of its smelters. For the first quarter of fiscal 2006, the average of the lead prices quoted on the LME increased approximately 22% from $811.00 to $987.00 as compared to the first quarter of fiscal 2005. To the extent the Company is unable to pass on these higher material costs to its customers, the Company’s financial performance is adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales, expenses, assets and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the three months ended June 30, 2005, approximately 50% of the Company’s net sales were generated in Europe. Further, approximately 62% of the Company’s aggregate accounts receivable and inventory as of June 30, 2005 were held by its European subsidiaries.
     Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, telecommunications and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results.
     Seasonality and weather. The Company sells a disproportionate share of its automotive aftermarket batteries during the fall and early winter (the Company’s second and third fiscal quarters). Retailers buy automotive batteries during these periods so they will have enough inventory when cold weather strikes. In addition, many of the Company’s industrial battery customers in Europe do not place their battery orders until the end of the calendar year. The seasonality of the Company’s business increases its working capital requirements and therefore decreases its liquidity, particularly during the Company’s second quarter.
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
First Quarter of Fiscal 2006 Highlights and Outlook
     The Company’s reported results continued to be impacted in the first quarter of fiscal 2006 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries. For the first quarter of fiscal 2006, the average of the lead prices quoted on the LME increased approximately 22% as compared to the first quarter of fiscal 2005.
     In the North American market, the Company obtains approximately 90% of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. This helps the Company in North America control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For the first quarter of fiscal 2006 the cost of spent batteries has increased approximately 40% versus the first quarter of fiscal 2005. Therefore, the higher market price of lead with respect to North American manufacturing nevertheless continues to impact results. The Company continues to take selective pricing actions and attempts to secure higher spent battery return rates to help mitigate these risks.
     In Europe, the Company’s lead requirements are mainly obtained from third-party suppliers. Because of the Company’s exposure to lead market prices in Europe and based on historical price increases and apparent volatility in lead prices, the Company has implemented several measures to offset higher lead prices including selective pricing actions, lead price escalators, lead hedging and entering into long-term lead supply contracts. In addition, the Company has automatic price escalators with many original equipment manufacturers (“OEM”) customers. The Company currently recycles a small portion of its lead requirements in its European facilities.
     The Company expects that these higher lead and other commodity costs will continue to put pressure on the Company’s financial performance. However, the selective pricing actions, lead price escalators in some contracts, lead hedging and long-term lead supply contracts are intended to help mitigate this risk. The implementation of selective pricing actions and price escalators generally lags the rise in market prices of lead and is subject to the risk of customer acceptance.
     In addition to management of the impact of higher lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies for fiscal 2006 are:
     (i) Successful execution and completion of the Company’s ongoing restructuring plans, and organizational realignment of divisional and corporate functions resulting in further headcount reductions, principally in selling, general and administrative functions globally.
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
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The Company believes that the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K (the “10-K”) for the fiscal year ended March 31, 2005 affect the preparation of its unaudited condensed consolidated financial statements. The reader of this report should refer to the 10-K for further information.
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
Results of Operations
Three months ended June 30, 2005 compared with three months ended June 30, 2004
Overview
     Net loss for the first quarter of fiscal 2006 was $35,709 versus the first quarter of fiscal 2005 net income of $1,782,191. First quarter fiscal 2006 results include restructuring costs of $2,901, continuing reorganization items in connection with the bankruptcy of $1,372, and a gain on revaluation of Warrants of $8,126. First quarter fiscal 2005 results include restructuring costs of $3,049, reorganization items in connection with the bankruptcy of $20,127, gain on discharge of liabilities subject to compromise of $1,558,839, gain on revaluation of Warrants of $43,612, and gain on Fresh Start accounting adjustments of $228,371. In addition, net currency remeasurement losses and revaluation of foreign currency contract of $10,593 and $7,389, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the first quarter of fiscal 2006 and 2005, respectively.

Net Sales
     Net sales were $669,332 in the first quarter of fiscal 2006 versus $612,535 in the first quarter of fiscal 2005. Currency positively impacted net sales in the first quarter of fiscal 2006 by approximately $17,800. Net sales excluding currency impact were higher by approximately $38,997 as a result of lead and other related pricing actions and higher volumes in the Company’s Industrial businesses.
     Transportation North America net sales were $218,168 in the first quarter of fiscal 2006 versus $211,801 in the first quarter of fiscal 2005. The increase principally resulted from higher average selling prices from lead and other related pricing actions. Transportation North America unit volumes were relatively flat quarter over quarter.
     Transportation Europe and ROW net sales were $179,439 in the first quarter of fiscal 2006 versus $166,070 in the first quarter of fiscal 2005. Currency positively impacted net sales in the first quarter of fiscal 2006 by approximately $8,500. Average selling prices for the first quarter of fiscal 2006 were higher than the first quarter of fiscal 2005, primarily from the effect of lead and other related pricing actions, partially offset by lower sales volumes in the aftermarket channel due to continued competitive activities.
     Industrial Energy North America net sales in the first quarter of fiscal 2006 were $67,433 versus $52,390 in the first quarter of fiscal 2005. The increase was primarily attributable to volume growth in motive power and lead related and other pricing actions.
     Industrial Energy Europe and ROW net sales in the first quarter of fiscal 2006 were $204,292 versus $182,274 in the first quarter of fiscal 2005. Currency positively impacted net sales in the first quarter of fiscal 2006 by approximately $9,300. Higher motive power volumes and higher average selling prices due to lead and other related pricing actions were partially offset by lower telecommunication market volumes, and competitive pricing pressures in the original equipment and aftermarket channels.
Gross Profit
     Gross profit was $102,216 or 15.3% of net sales in the first quarter of fiscal 2006 versus $100,269 or 16.4% of net sales in the first quarter of fiscal 2005. Currency positively impacted gross profit in the first quarter of fiscal 2006 by approximately $2,700. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were $987.00 per metric tonne in the first quarter of fiscal 2006 versus $811.00 per metric tonne in the first quarter of fiscal 2005), and increases in other commodity costs only partially recovered by higher average selling prices. On a combined basis, the Company estimates that it recovered approximately 70% of these higher lead and other commodity costs through pricing and related actions during the first quarter of fiscal 2006.
     Transportation North America gross profit was $30,473 or 14.0% of net sales in the first quarter of fiscal 2006 versus $30,037 or 14.2% of net sales in the first quarter of fiscal 2005. The effect of higher average selling prices were partially offset by higher lead and other commodity costs and a favorable change of approximately $1,000 in the allocation of lead costs between Transportation North America and Industrial Energy North America.
     Transportation Europe and ROW gross profit was $18,766, or 10.5% of net sales in the first quarter of fiscal 2006 versus $22,841 or 13.8% of net sales in the first quarter of fiscal 2005. Currency positively impacted gross profit in the first quarter of fiscal 2006 by approximately $982. The decrease was primarily due to lower sales volumes, and higher lead and other commodity costs only partially recovered through higher selling prices.
     Industrial Energy North America gross profit was $13,000 or 19.3% of net sales in the first quarter of fiscal 2006 versus $12,303 or 23.5% of net sales in the first quarter of fiscal 2005. Gross profit was higher primarily due to higher sales volume, partially offset by higher lead and other commodity costs not fully recovered through price increases and an unfavorable change of approximately $1,000 in the allocation of lead costs between Transportation North America and Industrial Energy North America. Product mix also negatively impacted gross margin quarter over quarter.
     Industrial Energy Europe and ROW gross profit was $39,977 or 19.6% of net sales in the first quarter of fiscal 2006 versus $35,088 or 19.3% of net sales in the first quarter of fiscal 2005. Currency positively impacted Industrial Energy Europe and ROW gross profit in the first quarter of fiscal 2006 by approximately $1,750. Gross profit was positively impacted by price increases and higher motive power volumes partially offset by higher lead and other commodity costs.
     Expenses
     Expenses were $137,212 in the first quarter of fiscal 2006 versus $88,412 in the first quarter of fiscal 2005. Expenses included restructuring charges of $2,901 in the first quarter of fiscal 2006 and $3,049 in the first quarter of fiscal 2005.

Excluding these items, expenses were $134,311 and $85,363 in the first quarters of fiscal 2006 and 2005, respectively. Stronger foreign currencies unfavorably impacted expenses by approximately $3,800 in the first quarter of fiscal 2006. The change in expenses was impacted by the following matters: (i) first quarter fiscal 2006 selling, marketing and advertising costs and general and administration costs were unfavorably impacted by recruiting costs, relocation costs, professional fees, and costs for Sarbanes-Oxley efforts; (ii) interest, net increased $1,204 principally due to costs to obtain waivers and amendments to the Company’s Senior Secured Credit Agreement and higher debt levels; (iii) fiscal 2006 and fiscal 2005 first quarter expenses included currency remeasurement losses of $11,674 and $5,183, respectively, included in Other (income) expense, net; (iv) first quarter fiscal 2006 and 2005 expenses include a (gain) loss on revaluation of a foreign currency forward contract of ($1,081) and $2,206, respectively, included in Other (income) expense, net; and (v) first quarter fiscal 2006 and 2005 expenses include gains on revaluation of Warrants of $8,126 and $43,612, included in Other (income) expense, net.
     Transportation North America expenses were $26,391 in the first quarter of fiscal 2006 versus $22,662 in the first quarter of fiscal 2005. The increase in expenses was primarily due to increased fuel costs and higher branch operating costs.
     Transportation Europe and ROW expenses were $20,413 in the first quarter of fiscal 2006 versus $19,800 in the first quarter of fiscal 2005. Currency unfavorably impacted Transportation Europe and ROW expenses in the first quarter of fiscal 2005 by approximately $990. Excluding currency impact, expenses were down slightly quarter over quarter.
     Industrial Energy North America expenses were $8,631 in the first quarter of fiscal 2006 versus $8,036 in the first quarter of fiscal 2005. The increase in expenses primarily relates to higher variable selling costs associated with higher net sales described above.
     Industrial Energy Europe and ROW expenses were $30,414 in the first quarter of fiscal 2006 versus $28,968 in the first quarter of fiscal 2005. Currency unfavorably impacted Industrial Energy Europe and ROW expenses in the first quarter of fiscal 2006 by approximately $1,366. Excluding currency impact, expenses were flat quarter over quarter.
     Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), and losses (gains) on revaluation of Warrants, were $51,363 in the first quarter of fiscal 2006 versus $8,946 in the first quarter of fiscal 2005. Fiscal 2006 and 2005 first quarter expenses included a (gain) loss on revaluation of a foreign currency forward contract of ($1,081) and $2,206 and a gain on revaluation of Warrants of $8,126 and $43,612, respectively. Fiscal 2006 and 2005 first quarter expenses included currency remeasurement losses of $11,674 and $5,183, respectively. Currency unfavorably impacted unallocated expenses in the first quarter of fiscal 2006 by approximately $1,443. Corporate expenses were $32,796 and $30,273 in the first quarter of fiscal 2006 and fiscal 2005, respectively. This increase was primarily due to higher recruiting and relocation costs, higher professional fees and costs associated with Sarbanes-Oxley and corporate severance costs, partially offset by the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $16,100 in the first quarter of fiscal 2006 versus $14,896 in the first quarter of fiscal 2005. The increase is principally due to costs related to waivers and amendments received for the credit facility and higher debt levels.
     Income (loss) before reorganization items, income taxes, and minority interest was ($34,996), or (5.2)% of net sales in the first quarter of fiscal 2006 versus $11,857, or 1.9% of net sales in the first quarter of fiscal 2005, due to the items discussed above.
     Transportation North America income (loss) before reorganization items, income taxes, and minority interest was $4,082, or 1.9% of net sales in the first quarter of fiscal 2006 versus $7,375, or 3.5% of net sales in the first quarter of fiscal 2005, due to the items discussed above.
     Transportation Europe and ROW income (loss) before reorganization items, income taxes, and minority interest was ($1,647), or (0.9)% of net sales in the first quarter of fiscal 2006 versus $3,041, or 1.8% of net sales in the first quarter of fiscal 2005, due to the items discussed above.
     Industrial Energy North America income (loss) before reorganization items, income taxes, and minority interest was $4,369, or 6.5% of net sales in the first quarter of fiscal 2006 versus $4,267, or 8.1% of net sales in the first quarter of fiscal 2005, due to the items discussed above.
     Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, and minority interest was $9,563, or 4.7% of net sales in the first quarter of fiscal 2006 versus $6,120, or 3.4% of net sales in the first quarter of fiscal 2005, due to the items discussed above.

Reorganization items
     Reorganization items, net, represent amounts the Company incurred and continues to incur as a result of the Chapter 11 filing. These items include: professional fees, including financial and legal services, success fees payable to the Company’s advisors related to Chapter 11 bankruptcy emergence, employee retention costs for key members of management, income from refund of preference payments made to suppliers prior to the bankruptcy filing, income associated with rejection of certain executory contracts and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 5 to the condensed consolidated financial statements.
Gain on discharge of liabilities subject to compromise
     In the first quarter of fiscal 2005, the Company recognized a $1,558,839 gain on discharge of liabilities subject to compromise.
Fresh Start accounting adjustments, net
     In the first quarter of fiscal 2005, as a result of our adoption of Fresh Start accounting, upon consummation of the Plan, the Company recorded certain adjustments to assets and liabilities to reflect their fair values. The Fresh Start adjustments resulted in a gain of $228,371.
Income Taxes
     In the first quarter of fiscal 2006, the Company recorded an income tax benefit of $754 on a pre-tax loss of $36,463. In the first quarter of fiscal 2005, an income tax benefit of $3,310 was recorded on pre-tax income of $1,778,881. The effective tax rate was 2.1% and (0.2%) in the first quarter of fiscal 2006 and 2005, respectively. The effective tax rate for the first quarters of fiscal 2006 and fiscal 2005 were impacted by the generation of income in tax-paying jurisdictions, principally northern Europe, Australia and Canada, substantially offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., France, Italy and the United Kingdom.
Liquidity and Capital Resources
     As of June 30, 2005, the Company had cash and cash equivalents of $66,862 and availability under the Revolving Loan Facility of $68,643 as compared to cash and cash equivalents of $42,973 and availability under the Revolving Loan Facility of $79,650 at June 30, 2004.
     Availability under the Revolving Loan Facility at August 5, 2005 was $50,900. Uses of liquidity since June 30 principally include working capital needs related to the seasonality of the Company’s business, payments on accounts payable, an $8,000 US pension payment, severance payments of approximately $4,500 related to the Company’s Nanterre, France closure and an approximately $12,000 increase in outstanding letters of credit to collateralize the Company’s surety bonds as described below.
     On the Effective Date, the Company entered into a $600,000 Senior Secured Credit Agreement (the “Credit Agreement”) which included a $500,000 Multi-Currency Term Loan Facility and a $100,000 Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40,000. The Credit Agreement is the Company’s most important source of liquidity outside of its cash flows from operations. The Revolving Loan Facility matures on May 5, 2009, while the Term Loan Facility, which includes quarterly principal payments beginning in December 2005, matures on May 5, 2010. Until the June 2005 amendment discussed below, the Term Loan Facility bore interest at LIBOR plus 3.5% per annum and EURO-LIBOR plus 4.0% per annum for the U.S. Dollar and Euro components, respectively and the Revolving Loan Facility bore interest at LIBOR plus 4.0% per annum. At the Effective Date, the Company had $500,000 outstanding under the Term Loan Facility and had not drawn on the Revolving Loan Facility. Proceeds of the Term Loan Facility were used to finance the repayment of the Replacement DIP Credit Facility and to finance various costs and expenses associated with the exit financing and the Plan. From the proceeds of the Company’s notes offerings in March 2005 described below, $250 million of the Term Loans was permanently repaid and all Revolving Loans then outstanding were repaid. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are secured by substantially all of the assets of the Company and the subsidiary guarantors.
     The Credit Agreement requires the Company to comply with financial covenants, including maintaining a consolidated interest coverage ratio of consolidated earnings before interest, taxes, depreciation, amortization and restructuring (“Adjusted EBITDA”, previously referred to as “EBITDAR”) for the relevant period to consolidated interest expense for the period, a leverage ratio of consolidated debt to Adjusted EBITDA for the relevant periods, and adjusted secured debt leverage ratio of adjusted consolidated debt to Adjusted EBITDA for the relevant period, a minimum Adjusted EBITDA covenant and a minimum asset coverage ratio of adjusted consolidated total current assets to consolidated bank debt. The Credit Agreement provides for different required covenant amounts and ratios for different periods. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.
     In November 2004, in order to cure breaches of such covenants as of September 30, 2004, the company was required to obtain amendments to the covenants with respect to minimum Adjusted EBITDA and the leverage ratios. In addition, the Credit Agreement was amended at that time with respect to the treatment of proceeds from insurance recoveries. Due to the fact that the Company failed to satisfy its leverage ratio covenant as of December 31, 2004, in February 2005 the Company obtained a waiver and amendments of such covenants, as well as amendments relating to the offering of the Company’s notes. In June 2005, the Company obtained additional amendments to the Credit Agreement. The amendments provided, among other things, for waivers of defaults as of March 31, 2005 in the minimum Adjusted EBITDA and leverage ratio covenants and covenants requiring the issuance of an unqualified opinion on the audited financial statements for the fiscal year ended 2005 and relaxed Adjusted EBITDA and leverage ratio covenants for fiscal 2006, increases in the interest rates under the Credit Agreement that result in a per annum rate of LIBOR plus 5.25% for the U.S. Dollar and Euro components of the Term Loan Facility, and the Revolving Loan Facility, an extension for three years of the Company’s obligation to pay fees to the lenders upon a refinancing of the Credit Agreement debt, and an expansion of the circumstances in which such fees are payable upon asset sales, and a prohibition from borrowing under any facility if the Company’s unrestricted cash or cash equivalents, after application of the proceeds of such borrowing would exceed $40 million, exclusive of up to $10 million in cash and cash equivalents in Asia, Australia and New Zealand.
     The Company currently believes, based upon its financial forecast and plans that it will comply with the Credit Agreement covenants for at least through June 30, 2006. It should be noted, however, that in the past management has had difficulty in accurately predicting the Company’s performance and covenant compliance. This uncertainty with respect to the Company’s ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2005. Risks and uncertainties could cause the Company’s performance to differ from management’s estimates. As discussed above under “Factors Which Affect the Company’s Financial Performance – Seasonality and weather,” the Company’s business is seasonal. During late summer and fall (second and third quarters), the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company’s working capital needs. During these quarters, because working capital needs are already high, unexpected costs or increases in costs beyond predicted levels would place a strain on the Company’s liquidity and impact its ability to comply with its financial covenants.
     Failure to comply with the Credit Agreement covenants, without waiver, would result in further defaults under the Credit Agreement. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, the cost and terms of obtaining such waivers. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
     In March 2005, the Company issued $290,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2013. Interest is payable semi-annually on March 15 and September 15 for approximately $15,225. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The Indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets. Under the Indenture, proceeds from asset sales (to the extent in excess of a $5 million threshold) must be applied to offer to repurchase notes to the extent such proceeds exceed $20 million in the aggregate and are not applied within 365 days to retire Credit Agreement borrowings or the Company’s pension contribution obligations that are secured by a first priority lien on the Company’s assets or to make investments or capital expenditures.
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
     At June 30, 2005, the Company had outstanding letters of credit with a face value of $31,357 and surety bonds with a face value of $39,553. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the surety to maintain its current surety bonds through July 31, 2006. The agreement, as amended, requires the Company to increase the collateral held by the surety in several stages: forty percent collateralization of outstanding bonds within fifteen days of the Company closing its exit financing agreements; seventy percent collateralization of outstanding bonds by August 1, 2004; and full collateralization by August 1, 2005. Collateral held by the surety in the form of letters of credit at June 30, 2005, pursuant to the terms of the agreement, was $27,781. As of August 5, 2005, the amount of collateral was $39,541.
     The Company has a cash management service through a bank for its European operations. The bank previously advised the Company that it would terminate all such services unless it was given satisfactory collateral to secure the bank’s advances to the Company as part of such service. The Company has since eliminated overdraft protection and other services that otherwise would have required posting of certain collateral with the bank. Nonetheless there can be no assurance that the bank will not terminate such services. The Company has identified other banking institutions who could provide similar services.
Sources of Cash
     The Company’s liquidity requirements have been met historically through operating cash flows, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.
     The Company generated $9,982 and $6,400 in cash from the sale of non-core businesses and other assets in the first quarter of fiscal 2006 and fiscal 2005, respectively. The asset sales in both fiscal 2006 and fiscal 2005 principally relate to the sale of surplus land and buildings.
     Cash flows provided by financing activities were $9,001 and $38,320 in fiscal 2006 and fiscal 2005, respectively. Cash flows provided by financing activities in the first quarter of fiscal 2006 relate to an increase in short term borrowings and a European factoring agreement, partially offset by the Company’s settlement of a foreign currency forward contract with a maturity of May 9, 2005 requiring a cash payment of $12,084. Cash flows provided by financing activities in the first quarter of fiscal 2005 relate primarily to net borrowings from the Credit Agreement net of refinancing of the Predecessor Company’s Replacement DIP Credit Facility and repayment of the 9.125% Senior Notes, offset by financing costs incurred in conjunction with the Credit Agreement.
     Total debt at June 30, 2005 was $665,834 as compared to $653,758 at March 31, 2005. See Note 9 to the condensed consolidated financial statements for the composition of such debt.
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
Uses of Cash
     The Company’s liquidity needs arise primarily from the funding of working capital needs, obligations on indebtedness, capital expenditures and restructuring initiatives. Because of the seasonality of the Company’s business, more cash has been typically generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of June through October.
     Cash flows used in operating activities were $15,506 in the first quarter of fiscal 2006 and $22,995 in the first quarter of fiscal 2005. Comparative cash flows were negatively impacted by the effect of higher lead and other commodity costs and the resultant impact upon the Company’s working capital requirements. Cash flows for both periods included restructuring costs and professional fees associated with the Company’s reorganization.
     The Company expects that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2006 and fiscal 2007, including payment of remaining accrued restructuring costs of approximately $28,765 as of June 30, 2005. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity.

     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the past downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. On November 17, 2004, the Company received from the Internal Revenue Service (“IRS”) a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). In accordance with the senior credit facility and upon the agreement of the administrative agent, on June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010.
     Based upon the temporary waiver, the Company expects its minimum future aggregate cash contributions to its U.S. pension plans from fiscal 2006 through fiscal 2010 will total approximately $180,000 to $200,000, including $32,500 in fiscal 2006. As of August 5, 2005, $16,000 of the required fiscal 2006 contributions of $32,500 have been paid.
     Prior to and during the Company’s Chapter 11 proceeding, the Company experienced a tightening of trade credit availability and terms. The Company has not obtained any significant improvement in trade credit terms since its emergence. The Company’s going-concern modification to the audit opinion for fiscal 2005 could result in further tightening of its trade credit. Although the Company does not believe such tightening had a significant impact during the quarter ended June 30, 2005, the Company estimates that available liquidity was reduced by approximately $2,000 as a result of changes in trade terms.
     Capital expenditures were $11,545 and $15,484 in the first quarter of fiscal 2006 and fiscal 2005, respectively.
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
     The Company has entered into certain forward contracts to manage exposure to fluctuations in the purchase price of lead on a portion of the Company’s externally purchased lead. Such contracts extend through the third quarter of fiscal 2006. At June 30, 2005 the Company had contracts outstanding to purchase 40 thousand metric tonnes of lead at an average settlement price of Euro 711.00 per metric tonne.
     The Company’s ability to utilize financial instruments may be restricted because of tightening, and/or elimination of credit availability with counter-parties. If the Company is unable to utilize such instruments, the Company may be exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Changes to the quantitative and qualitative market risks as of June 30, 2005 are described in Management’s Discussion and Analysis—Liquidity and Capital Resources. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for further information.
Item 4. Controls and Procedures
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described within the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
     The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.
Changes in Internal Control Over Financial Reporting
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
     In connection with its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, management of the Company identified material weaknesses with respect to controls over period-end account reconciliations, reviews and analysis and controls over period-end accounting for income taxes.
     These material weaknesses are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described in our Annual Report and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting including the following:
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
     Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) adverse reactions by creditors, vendors, customers, and others to the going-concern modification in the Company’s audit report for the fiscal year ended March 31, 2005, (ii) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (iii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iv) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs and the Company’s ability to comply with the covenants in its debt agreements or obtain waivers of noncompliance, (v) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (vi) the realization of the tax benefits of the Company’s net operating loss carry forwards, of which is dependent upon future taxable income, (vii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (viii) competitiveness of the battery markets in North America and Europe, (ix) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (x) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xi) the Company’s exposure to fluctuations in interest rates on its variable debt, (xii) the Company’s ability to maintain and generate liquidity to meet its operating needs, (xiii) general economic conditions, (xiv) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xv) the Company’s reliance on a single supplier for its polyethylene battery separators, and (xvi) the Company’s ability to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.
     Therefore, the Company cautions each reader of this Report carefully to consider those factors set forth above and those factors described in the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on July 15, 2005, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14 to the condensed consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

31.1	Certification of Gordon Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Timothy Gargaro, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exide Technologies

By:	/S/ J. Timothy Gargaro

J. Timothy Gargaro
Executive Vice President and Chief Financial Officer
Date: August 9, 2005

Exide Technologies

By:	/S/ Ian J. Harvie

Ian J. Harvie
Vice President and Corporate Controller
Date: August 9, 2005