Form 10-Q/A
period 2005-06-30
EXIDE TECHNOLOGIES
filed 2005-11-09
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

     Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     As of August 5, 2005, 24,522,760 shares of common stock were outstanding.

EXPLANATORY NOTE
     On August 9, 2005, Exide Technologies (the “Company”) filed its Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2005 (the “Form 10-Q”). The Company is filing this Amendment No. 1 to its Form 10-Q (the “Amendment”) for the purposes of inserting required text inadvertently omitted from the certifications which are required to be included as exhibits to the Form 10-Q under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Act”). The corrected certifications, filed as Exhibits 31.1 and 31.2 to the Amendment, supersede Exhibits 31.1 and 31.2 as initially filed with the Form 10-Q.
     Pursuant to Rule 12b-15 under the Act, any amendment to a report must be accompanied by new certifications, as specified in
Rule 13a-14(b) under the Act, by each principal executive and principal financial officer of the registrant. Accordingly, the Amendment is also accompanied by new certifications under Rule 13a-14(b) under the Act, which new certifications are filed with the Amendment as Exhibit 32.
     The Amendment does not reflect events occurring after the filing of the Form 10-Q and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosure in the original Form 10-Q in any way.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES
By:	/S/ J. TIMOTHY GARGARO
J. Timothy Gargaro
Executive Vice President and Chief Financial Officer Date: November 9, 2005

EXIDE TECHNOLOGIES
By:	/S/ PHILLIP A. DAMASKA
Phillip A. Damaska
Vice President and Corporate Controller Date: November 9, 2005