Form 10-Q
period 2005-09-30
EXIDE TECHNOLOGIES
filed 2005-11-09
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
     Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     As of November 4, 2005, 24,541,625 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (SUCCESSOR COMPANY), FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 (SUCCESSOR COMPANY), FOR THE PERIOD MAY 6, 2004 TO SEPTEMBER 30, 2004 (SUCCESSOR COMPANY) AND FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY)	3

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 AND MARCH 31, 2005 (SUCCESSOR COMPANY)	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2005 (SUCCESSOR COMPANY), FOR THE PERIOD MAY 6, 2004 TO SEPTEMBER 30, 2004 (SUCCESSOR COMPANY), AND FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY)	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

Item 4 CONTROLS AND PROCEDURES	30

PART II. OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS	32

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

Item 6 EXHIBITS	33

SIGNATURES	33
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	Successor	Successor
	Company	Company
	for the	for the
	Three Months	Three Months
	Ended	Ended
	September 30, 2005	September 30, 2004
NET SALES	$686,485	$637,599
COST OF SALES	582,587	542,587

Gross profit	103,898	95,012

EXPENSES:
Selling, marketing and advertising	67,615	68,326
General and administrative	43,138	37,847
Restructuring and impairment	6,640	4,826
Other expense (income) net	1,412	(9,161)
Interest expense net	16,658	11,411

	135,463	113,249

Loss before reorganization items, income taxes and minority interest	(31,565)	(18,237)
REORGANIZATION ITEMS, NET	1,715	1,725
INCOME TAX BENEFIT	(202)	(2,874)
MINORITY INTEREST	(55)	13

Net loss	$(33,023)	$(17,101)

NET LOSS PER SHARE
Basic and Diluted	$(1.32)	$(0.68)

WEIGHTED AVERAGE SHARES
Basic and Diluted	25,000	25,000

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	Successor
	Company	Successor	Predecessor
	for the	Company	Company
	Six Months	for the Period	for the Period
	Ended	May 6, 2004 to	April 1, 2004 to
	September 30, 2005	September 30, 2004	May 5, 2004
NET SALES	$1,355,817	$1,035,527	$214,607
COST OF SALES	1,149,705	875,716	179,137

Gross profit	206,112	159,811	35,470

EXPENSES:
Selling, marketing and advertising	138,687	109,614	24,504
General and administrative	86,877	61,236	17,940
Restructuring and impairment	9,540	7,273	602
Other expense (income) net	4,811	(52,037)	6,222
Interest expense net	32,758	17,437	8,870

	272,673	143,523	58,138

Income (loss) before reorganization items, income taxes and minority interest	(66,561)	16,288	(22,668)
REORGANIZATION ITEMS, NET	3,087	3,418	18,434
FRESH START ACCOUNTING ADJUSTMENTS, NET	—	—	(228,371)
GAIN ON DISCHARGE OF LIABILITIES SUBJECT TO COMPROMISE	—	—	(1,558,839)
INCOME TAX BENEFIT	(956)	(3,702)	(2,482)
MINORITY INTEREST	40	46	26

Net income (loss)	$(68,732)	$16,526	$1,748,564

NET INCOME (LOSS) PER SHARE
Basic and Diluted	$(2.75)	$0.66	$63.86

WEIGHTED AVERAGE SHARES
Basic and Diluted	25,000	25,000	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	Successor Company
	September 30, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,085	$76,696
Restricted cash	704	1,323
Receivables, net of allowance for doubtful accounts of $23,226 and $22,471	640,485	687,715
Inventories	406,158	397,689
Prepaid expenses and other	32,946	21,275
Deferred financing costs, net	1,761	1,725
Deferred income taxes	3,755	4,305

Total current assets	1,115,894	1,190,728

PROPERTY, PLANT AND EQUIPMENT, NET	733,324	799,763

OTHER ASSETS:
Intangible assets, net	189,932	192,854
Investments in affiliates	7,075	9,010
Deferred financing costs, net	11,593	12,784
Deferred income taxes	50,445	55,896
Other	27,341	29,745

	286,386	300,289

Total assets	$2,135,604	$2,290,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$13,317	$1,595
Current maturities of long-term debt	59,667	632,116
Accounts payable	297,116	340,480
Accrued expenses	335,053	385,521
Warrants liability	3,438	11,188

Total current liabilities	708,591	1,370,900
LONG-TERM DEBT	636,815	20,047
NONCURRENT RETIREMENT OBLIGATIONS	313,702	329,628
NONCURRENT DEFERRED TAX LIABILITY	26,709	24,178
OTHER NONCURRENT LIABILITIES	102,359	106,004

Total liabilities	1,788,176	1,850,757

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	12,098	12,764

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 61,500 shares authorized, 24,523 and 24,407 shares issued and outstanding	245	234
Additional paid-in capital	888,312	888,157
Accumulated deficit	(535,655)	(466,923)
Accumulated other comprehensive (loss) income	(17,572)	5,791

Total stockholders’ equity	335,330	427,259

Total liabilities and stockholders’ equity	$2,135,604	$2,290,780

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Successor
	Company	Successor	Predecessor
	for the	Company	Company
	Six months	for the Period	for the Period
	Ended	May 6, 2004 to	April 1, 2004 to
	September 30, 2005	September 30, 2004	May 5, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(68,732)	$16,526	$1,748,564
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	60,343	52,519	7,848
Gain on discharge of liabilities subject to compromise	—	—	(1,558,839)
Fresh Start accounting adjustments, net	—	—	(228,371)
Unrealized gain on Warrants	(7,748)	(55,675)	—
Net loss on asset sales	2,669	11	—
Provision for doubtful accounts	3,357	2,521	473
Deferred income taxes	—	680	—
Non-cash provision for restructuring	448	98	18
Reorganization items, net	3,087	3,418	18,434
Minority interest	40	46	26
Amortization of deferred financing costs	897	—	1,251
Changes in assets and liabilities, excluding effects of Fresh Start accounting, acquisitions and divestitures
Receivables	12,176	(12,849)	45,924
Inventories	(23,497)	(17,956)	(10,873)
Prepaid expenses and other	(11,722)	2,524	286
Payables	(28,945)	2,387	(20,967)
Accrued expenses	(37,421)	(19,315)	(20,564)
Noncurrent liabilities	(4,587)	915	(294)
Other, net	14,896	(4,938)	9,898

Net cash used in operating activities	(84,739)	(29,088)	(7,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,092)	(26,018)	(7,152)
Proceeds from sales of assets	11,333	10,034	2,800

Net cash used in investing activities	(12,759)	(15,984)	(4,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings	12,420	2,407	2,425
Repayments under Senior Notes	—	—	(110,082)
Borrowings under Credit Facility	—	8,962	621,258
Repayments under Credit Facility	—	—	(452,875)
Currency swap	(12,084)	—	—
Increase (decrease) in other debt	52,277	659	(2,412)
Financing costs and other	—	(681)	(23,146)

Net cash provided by financing activities	52,613	11,347	35,168

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,726)	1,422	(1,447)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46,611)	(32,303)	22,183
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,696	59,596	37,413

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,085	$27,293	$59,596

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(In thousands, except share and per-share data)
(Unaudited)
(1) BASIS OF PRESENTATION
     The condensed consolidated financial statements include the accounts of Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. These statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles (“GAAP”), or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for further information. The financial information contained herein is unaudited.
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
     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of the covenants of its current borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 14. In November 2004, in order to cure breaches of such covenants as of September 30, 2004, the Company was required to obtain amendments to the covenants with respect to minimum earnings before interest, taxes, depreciation, amortization and restructuring (“Adjusted EBITDA”, previously referred to as “EBITDAR”) and the leverage ratios contained in its Senior Secured Credit Facility (the “Credit Agreement”). In addition, the Credit Agreement was amended at that time with respect to the treatment of proceeds from insurance recoveries. Due to the fact that the Company failed to satisfy its leverage ratio covenant as of December 31, 2004, in February 2005 the Company obtained a waiver and amendments of such covenants, as well as amendments relating to the offering of the Company’s notes. In June 2005, the Company obtained additional amendments to the Credit Agreement. The amendments provide, among other things, for waivers of defaults as of March 31, 2005 in the minimum Adjusted EBITDA and leverage ratio covenants and the covenant requiring the issuance of an unqualified opinion for the audited financial statements for the fiscal year ended March 31, 2005, relaxed Adjusted EBITDA and leverage ratio covenants for fiscal 2006, increases in the interest rates under the Credit Agreement that result in a per annum rate of LIBOR plus 5.25% for the U.S. Dollar and Euro components of the Term Loan Facility, and for the Revolving

Loan Facility, an extension for three years of the Company’s obligation to pay fees to the lenders upon a refinancing of the Credit Agreement debt, and an expansion of the circumstances in which such fees are payable upon asset sales as well as a prohibition from borrowing under any facility if the Company’s unrestricted cash or cash equivalents, after application of the proceeds of such borrowing would exceed $40 million, exclusive of up to $10 million cash and cash equivalents in Asia, Australia and New Zealand.
     As of November 9, 2005, the Company believes, based upon its financial forecast and plans, that it will comply with the Credit Agreement covenants for at least through September 30, 2006. It should be noted, however, that in the past management has had difficulty in accurately predicting the Company’s performance and covenant compliance. This uncertainty with respect to the Company’s ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2005. Failure to comply with the Credit Agreement covenants, without waiver, would result in further defaults under the Credit Agreement. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
     The accompanying interim condensed consolidated financial statements of the Company prior to emergence from Chapter 11 (the “Predecessor Company”) have also been prepared in accordance with SOP 90-7. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as Reorganization items, net in the condensed consolidated statements of operations.
     Since the Company’s emergence from bankruptcy resulted in a new reporting entity as of the Effective Date, the condensed consolidated financial statements for periods subsequent to May 5, 2004 are not comparable with those of prior periods. All financial information as of and for periods prior to May 5, 2004 is presented as pertaining to the Predecessor Company, while all financial information after that date is presented as pertaining to the Successor Company. The condensed consolidated statements of operations reflect the results of the reorganization and Fresh Start adjustments in accordance with SOP 90-7 in the period April 1, 2004 to May 5, 2004 as Predecessor Company information.
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
(3) WARRANTS
     In connection with the consummation of the Plan, the Company agreed to issue Warrants entitling the holders to purchase up to 6,250,000 shares of new common stock at an exercise price of $32.11 per share (the number of Warrants issuable being subject to adjustments allowed for by the claims reconciliation and allowance process set forth in the Plan.) The Warrants are exercisable through May 5, 2011. The exercise price, the number of shares purchasable upon the exercise of each Warrant and the number of Warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. The Company has accounted for the Warrants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Because the Warrant Agreement provides for a cash settlement upon a change in control under certain specified conditions, the Warrants have been accounted for and classified as a liability in the condensed consolidated balance sheets. Upon the adoption of Fresh Start reporting, on the Effective Date, May 5, 2004, the Warrants were valued using Black Scholes principles and ascribed a fair value of approximately $74,300, reflecting the underlying enterprise value of the Company underlying the Plan. In accordance with EITF Issue No. 00-19 and SFAS 150, the Warrants have been marked-to-market based upon quoted market prices. This mark-to-market resulted in recognition of unrealized (gain) loss of $378, ($12,063), ($7,748), and ($55,675), respectively for the three months ended September 30, 2005 and 2004, for the six months ended September 30, 2005, and for the period May 6, 2004 to September 30, 2004, which is reported in Other (income) expense, net in the condensed consolidated statements of operations. Future results of operations may be subject to volatility from changes in the market value of such Warrants.
(4) COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) and its components are as follows:

	Three Months	Three Months	Six Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	May 5, 2004
Net income (loss)	$(33,023)	$(17,101)	$(68,732)	$16,526	$1,748,564

Additions and changes in fair value of cash flow hedges	—	930	—	930	—
Reclassification of cash flow hedges to earnings	—	(283)	—	(283)	—
Additions and changes in minimum pension liability	22	—	279	—	—
Change in cumulative translation adjustment	(2,851)	9,842	(23,642)	3,788	(7,591)

Total comprehensive income (loss)	$(35,852)	$(6,612)	$(92,095)	$20,961	$1,740,973

(5) REORGANIZATION ITEMS, NET
     Reorganization items, net represent amounts the Company incurred and continues to incur as a result of the Chapter 11 process and are presented separately in the condensed consolidated statements of operations. The following have been incurred:

	Three Months	Three Months	Six Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	May 5, 2004
Professional fees	$1,168	$2,325	$1,996	$4,018	$18,515
Interest income	—	—	—	—	(81)
Other	547	(600)	1,091	(600)	—

Total reorganization items, net	$1,715	$1,725	$3,087	$3,418	$18,434

Gain on settlement of liabilities subject to compromise and recapitalization (Note 2)	—	—	—	—	(1,558,839)
Fresh Start accounting adjustments (Note 2)	—	—	—	—	(228,371)

Loss (gain) on reorganization items	$1,715	$1,725	$3,087	$3,418	$(1,768,776)

     Net cash paid for reorganization items during the three months ended September 30, 2005 and 2004, the six months ended September 30, 2005, the period May 6, 2004 to September 30, 2004, and the period April 1, 2004 to May 5, 2004 was $1,858, $11,264, $8,388, $6,074, and $31,662, respectively.
     The following paragraphs provide additional information relating to the above reorganization items:
Professional fees
     Professional fees include financial, legal, and valuation services directly associated with the reorganization process, including fees incurred related to asset sales, and success fees payable to the Company’s advisors related to emergence from Chapter 11. Professional fees for the period April 1, 2004 to May 5, 2004 include success fees of $12,466 payable to the Company’s advisors upon emergence from Chapter 11.
Interest income
     Interest income represents interest income earned by the Debtors as a result of assumed excess cash balances due to the Chapter 11 filing.
Other
     Other reorganization costs for three months and six months ended September 30, 2005 primarily represent expenses related to directors and officers liability insurance coverage for directors and officers of the Predecessor Company.

(6) INTANGIBLE ASSETS, NET
     Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames	Tradenames	Customer
	(not subject to amortization)	(subject to amortization)	relationships	Technology	Total
As of March 31, 2005
Gross Amount	$56,331	$12,813	$105,968	$23,781	$198,893
Accumulated Amortization	—	(928)	(4,029)	(1,082)	(6,039)

Net	$56,331	$11,885	$101,939	$22,699	$192,854

As of September, 2005
Gross Amount	$56,331	$12,813	$106,339	$23,781	$199,264
Accumulated Amortization	—	(1,434)	(6,227)	(1,671)	(9,332)

Net	$56,331	$11,379	$100,112	$22,110	$189,932

Annual amortization expense for each of the next five years is expected to be $6,600.
(7) INVENTORIES
     Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	September 30, 2005	March 31, 2005
Raw materials	$68,948	$62,552
Work-in-process	77,314	76,097
Finished goods	259,896	259,040

	$406,158	$397,689

(8) OTHER ASSETS
     Other assets consist of:

	September 30, 2005	March 31, 2005
Deposits	$10,317	$10,211
Capitalized software, net	8,075	10,390
Loan to affiliate	4,930	4,930
Other	4,019	4,214

	$27,341	$29,745

     Deposits above principally represent amounts held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.
(9) DEBT
     At September 30, 2005 and March 31, 2005, short-term borrowings of $13,317 and $1,595, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum.
     Total long-term debt is as follows:

	September 30, 2005	March 31, 2005
Senior Secured Credit Facility	$283,976	$266,470
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015 (1)	62,506	35,693

Total	696,482	652,163
Less—current maturities (2)	59,667	632,116

	$636,815	$20,047

     Total debt including above and short-term borrowings at September 30, 2005 and March 31, 2005 was $709,799 and $653,758, respectively.

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.

(2)	At March 31, 2005, the Company reclassified its borrowings under the Credit Agreement, the 10.5% Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes as current as a result of a default under the Credit Agreement. During the first fiscal quarter of 2006, the Company secured an amendment and received a waiver of the default described above. With the waiver, the long-term portion of the Credit Agreement and the Notes no longer require classification as current.
(10) INTEREST EXPENSE, NET
     Interest income of $409, $573, $850, $1,264 and $21 is included in Interest expense, net for the three months ended September 30, 2005 and 2004, the six months ended September 30, 2005, the period May 6, 2004 to September 30, 2004 and the period April 1, 2004 to May 5, 2004, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing was recorded in Reorganization items, net in the condensed consolidated statements of operations for the period April 1, 2004 to May 5, 2004. See Note 5.
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
(11) OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net consist of:

	Three Months	Three Months	Six Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	May 5, 2004
Net loss on asset sales	$1,024	$11	$2,669	$11	$—
Equity income	(455)	(413)	(989)	(633)	(164)
Currency loss	1,360	3,846	11,953	4,952	6,283
Loss (gain) on revaluation of Warrants	378	(12,063)	(7,748)	(55,675)	—
Other	(895)	(542)	(1,074)	(692)	103

	$1,412	$(9,161)	$4,811	$(52,037)	$6,222

(12) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension benefit cost are as follows:

	Three Months	Three Months	Six Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	May 5, 2004
Service cost	$2,708	$2,565	$5,452	$4,319	$856
Interest cost	8,178	8,428	16,484	14,064	2,798
Expected return on plan assets	(5,299)	(5,205)	(10,669)	(8,668)	(1,638)
Amortization	—	—	—	—	839

Net periodic benefit cost	$5,587	$5,788	$11,267	$9,715	$2,855

The components of the Company’s net periodic cost for other post-retirement benefits are as follows:

	Three Months	Three Months	Six Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	May 5, 2004
Service cost	$25	$20	$50	$20	$—
Interest cost	335	390	669	617	131
Expected return on plan assets	—	—	—	—	(31)

Net periodic benefit cost	$360	$410	$719	$637	$100

     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the past downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. The Company has received from the Internal Revenue Service (the “IRS”) a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net and has granted to the Pension Benefit Guaranty Corporation a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries, to secure the unfunded liability. The temporary waiver defers the Company’s minimum contributions for 2003 and 2004 and allows such contributions to be paid over a subsequent five-year period through 2010.
     Based upon the temporary waiver, the Company expects its minimum future aggregate cash contributions to its U.S. pension plans from fiscal 2006 through fiscal 2010 will total approximately $180,000 to $200,000, including $32,500 in fiscal 2006. As of September 30 2005, $16,700 of the required fiscal 2006 contributions of $32,500 had been paid.
(13) ENVIRONMENTAL MATTERS
     As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates. For a discussion of environmental matters, see Note 14.
(14) COMMITMENTS AND CONTINGENCIES
     The Company is involved in various claims and litigation incidental to the conduct of its business. The Company does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations. Similarly, the Company budgets for capital expenditures and operating costs related to requirements under various environmental, health and safety laws and believes that these expenditures will not have a material adverse effect on its financial condition, cash flows or results of operations, but cannot guarantee that additional expenditures will not be needed to ensure compliance with such environmental, health and safety laws.
Claims Reconciliation
     Holders of general unsecured claims will receive collectively 2,500,000 shares of new common stock and Warrants to purchase 6,250,000 shares of new common stock at $32.11 per share, and approximately 13.4% of such new common stock and Warrants were initially reserved for distribution for disputed claims under the Plan’s claims reconciliation and allowance procedures. The Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and Warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and Warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of such objections. Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs, or other environmental injuries, are highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims, produce little or no proof of fault on which the Company can assess its potential liability and either specify no determinate amount of damages or provide little or no basis for the alleged damages. In some cases, the Company is still seeking additional information needed for claims assessment and information that is unknown to the Company at the current time may significantly affect the Company’s assessment regarding the adequacy of the reserve amounts in the future.
     As general unsecured claims have been allowed in the bankruptcy court, the Company has distributed approximately one share per $383.00 in allowed claim amount and approximately one Warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the common stock and Warrants allocated to holders of general unsecured claims on the effective date of the Plan, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock and Warrants will be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.
     On October 20, 2005, the Company made its sixth distribution of new common stock and Warrants.

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
Pre-Petition Litigation Settlements
     The Company previously disclosed in its most recent Report on Form 10-K for fiscal 2005 tentative settlements with various plaintiffs who alleged personal injury and/or property damage from the release of hazardous materials used in the battery manufacturing process prior to the Company’s filing for Chapter 11 bankruptcy protection. The Company has finalized a settlement of these claims, as well as claims they could have asserted against third parties who may have had claims of indemnification against the Company on a pre-petition or post-petition basis. The claims will be paid in new common stock and Warrants to be paid out of the reserve established under the claims reconciliation process. The terms of the settlement are still subject to approval of appropriate state courts.
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
     In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. On November 19, 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. PDH subsequently filed a motion to reconsider, and on June 16, 2005, the Bankruptcy Court denied PDH’s motion to reconsider. PDH has appealed the Bankruptcy court’s decisions to the U.S. District Court for the District of Delaware. That court, pursuant to a Standing Order requiring mandatory mediation of all appeals from the Bankruptcy Court, has scheduled a mediation in Wilmington, Delaware on November 3, 2005. In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims Exide was obligated to replace. Exide’s answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action have been transferred to the U.S. Bankruptcy Court for the District of Delaware and are currently subject to a stay injunction by that court. The Company plans to vigorously defend itself and pursue its counterclaims.
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
     The Company’s Shanghai, China subsidiary, Exide Technologies (Shanghai) Company Limited (“Exide Shanghai”), has been the subject of an investigation by the Anti-Smuggling Bureau of the Shanghai Customs Administration (“Anti-Smuggling Bureau”). A report was submitted by the Anti-Smuggling Bureau to the Shanghai Municipal People’s Public Prosecutor’s Office, First Division (“Prosecutor’s Office”). The Prosecutor’s Office rejected the report and requested a supplementary investigation by the Anti-Smuggling Bureau. The Company has been advised that the supplemental investigation has also been rejected by the Public Prosecutor’s Office, which has requested a second supplemental investigation. The Company understands that the Anti-Smuggling Bureau has completed the second supplemental investigation and submitted a report of such second supplemental investigation to the Prosecutors Office. It is further the Company’s understanding that in both instances no criminal prosecution was recommended against Exide Shanghai, its officers, directors and employees.
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
     In June 2005, the Company received notice that two former shareholders, Aviva Partners LLC and Robert Jarman, had separately filed purported class action lawsuits against the Company and certain of its current and former officers alleging violations of certain federal securities laws. The cases were filed in the United States District Court for the District of New Jersey purportedly on behalf of those who purchased the Company’s stock between November 16, 2004 and May 17, 2005. The complaints allege that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made during this period by the Company and its officers. In addition, on October 3, 2005, Murray Capital Management, Inc., a former shareholder and purchaser of the Company’s senior notes, filed a claim in the U.S. District Court for the Southern District of New York against the Company, certain of its current and former officers and Deutsche Bank Securities, Inc., alleging violations of certain federal securities, common law fraud, negligent misrepresentation, breach of fiduciary duty, negligence and unjust enrichment. While Murray’s claims are largely duplicative of those set out in the Aviva and Jarman complaints, Murray also claims that false and misleading statements were made in connection with the Company’s March 2005 issuance of convertible notes and concurrent issuance of senior notes. Murray has not indicated the amount of damages it seeks. The Company denies the claims in the Aviva, Jarman and Murray complaints and intends to vigorously pursue its defense.
     On or about October 20, 2005, Deutsche Bank Securities Inc. made formal written demand that the Company indemnify it in connection with the Murray litigation pursuant to Section 10 of the purchase agreement dated March 15, 2005 for the Senior Secured Notes and Section 9 of the purchase agreement dated March 15, 2005 for the Floating Rate Convertible Senior Subordinated Notes. The Company and its counsel are evaluating that demand.
     The Company has been informed by the Enforcement Division of the SEC that it has commenced a preliminary inquiry into statements the Company made earlier this year regarding its ability to comply with fiscal 2005 loan covenants and the going concern modification in the audit report in the Company’s Annual Report on Form 10-K for fiscal 2005. The SEC noted that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company intends to fully cooperate with the inquiry.

Environmental Matters
     As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).
     The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 96 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35,000, as described in more detail below. To date the EPA has not made a formal claim for this amount or provided any support for this estimate. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.
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
     On September 6, 2005, the U.S. Court of Appeals for the Third Circuit issued an opinion in U.S. v. General Battery/Exide (No. 03-3515) affirming the district court’s holding that the Company is liable, as a matter of federal common law of successor liability, for lead contamination at certain sites in the vicinity of Hamburg, Pennsylvania. This case involves several of the pre-petition environmental claims of the federal government for which the Company, as part of its Chapter 11 proceeding, had established a reserve of common stock and Warrants. The current amount of the government claims for these sites is approximately $14,000. In October 2004, the EPA, in the course of negotiating a comprehensive settlement of all its environmental claims against the Company, had notified the Company of the possibility of additional clean-up costs associated with other Hamburg, Pennsylvania properties of approximately $35,000. To date the EPA has not made a formal claim for this amount or provided any support for this estimate.
     As unsecured claims are allowed in the Bankruptcy Court, the Company is required to distribute common stock and Warrants to the holders of such claims. To the extent the government is able to prove the Company is responsible for the alleged contamination at the other Hamburg, Pennsylvania properties and substantiate its estimated $35,000 of additional clean-up costs, and if the Company is unsuccessful in challenging the Third Circuit’s decision above, these claims would ultimately result in an inadequate reserve of common stock and Warrants to the extent not offset by the reconciliation of all other claims for lower amounts than the aggregate reserve. The Company would still retain the right to perform and pay for such cleanup activities, which would preserve the existing reserved common stock and Warrants discussed in this Note 14. It is the Company’s position that it is not liable for the contamination of this area, and that any liability it may have derives from pre-petition events which would be administered as a general, unsecured claim, and consequently no provisions have been recorded in connection therewith.
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of September 30, 2005 and March 31, 2005, the amount of such reserves on the Company’s consolidated balance sheet was approximately $56,863 and $58,500, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.
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
Columbus, Georgia
     The Columbus site is a former secondary lead smelter that was decommissioned in 1999, which is part of a larger facility that includes an operating lead acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated at $11.6 million.
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
Guarantees
     At September 30, 2005, the Company had outstanding letters of credit with a face value of $43,046 and surety bonds with a face value of $30,099. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached an agreement with the surety to maintain its current surety bonds through July 31, 2006. Collateral held by the surety in the form of letters of credit at September 30, 2005, pursuant to the terms of the agreement, was $30,088.
     Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2005, bank guarantees with a face value of $19,100 were outstanding.
Warranty
     The Company provides customers various warranty or return privileges in each of its segments. The estimated cost of warranty is recognized as a reduction of sales in the period in which the related revenue is recognized. These estimates are based upon historical trends and claims experience and include assessment of the anticipated lag between the date of sale and claim date.
     A reconciliation of changes in the Company’s consolidated warranty liability follows:

Balance at March 31, 2005	$49,030
Accrual for warranties provided during the period	23,424
Settlements made (in cash or credit) during the period	(24,129)
Currency translation	(1,502)

Balance at September 30, 2005	$46,823

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
     During the six months ended September 30, 2005, the Company recognized restructuring and impairment charges of $9,540, representing $7,202 for severance and $2,338 for related closure costs. These charges resulted from actions completed during the six months ended September 30, 2005 related to consolidation efforts in the Industrial Energy Europe and Rest of

World (“ROW”) segment, closure costs for the Company’s Casalnuovo, Italy Industrial facility, corporate severance, headcount reductions in the Transportation Europe and ROW segment, the closure of the Lawrenceville, New Jersey office and fiscal 2006 North America headcount reductions in corporate and in the Transportation North America and Industrial Energy North America segments. Approximately one hundred sixty positions have been eliminated in connection with the fiscal 2006 restructuring activities.
     Summarized restructuring reserve activity follows:

	Severance	Closure
	Costs	Costs	Total
Balance at March 31, 2005	$27,018	$9,137	$36,155
Charges, Six Months ended September 30, 2005	7,202	2,338	9,540
Payments and currency translation	(19,882)	(3,805)	(23,687)

Balance at September 30, 2005	$14,338	$7,670	$22,008

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
(16) NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, while diluted net income (loss) per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net income (loss) per share for the three months ended September 30, 2005 and 2004, the six months ended September 30, 2005, and the period May 6, 2004 to September 30, 2004.
     Options to purchase 3,925,000 shares of common stock and warrants to purchase 1,286,000 shares of common stock were outstanding during the period April 1, 2004 to May 5, 2004. These common stock equivalents were not included in the computation of diluted earnings per share for the period April 1, 2004 to May 5, 2004 because the exercise prices of the options and warrants were greater than the average market price of the common shares and they would have an anti-dilutive effect. These options and warrants were cancelled upon emergence from bankruptcy.
     For the three months and six months ended September 30, 2005, and three months ended September 30, 2004 the Company incurred a net loss, therefore, dilutive common stock equivalents were not used in the calculation of loss per share as they would have an anti-dilutive effect.
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
(18) SEGMENT INFORMATION
     The Company reports its results for four business segments, Transportation North America, Transportation Europe and ROW, Industrial Energy North America and Industrial Energy Europe and ROW. The Company will continue to evaluate its reporting segments pending future organizational changes that may take place. The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
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
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended September 30, 2005
	Transportation (b)		Industrial Energy
		Europe and		Europe and
	North America	ROW	North America	ROW	Other (a)	Consolidated
Net sales	$225,981	$187,906	$73,045	$199,553	—	$686,485
Gross profit	28,923	23,895	14,051	37,029	—	103,898
Income (loss) before reorganization items, income taxes and minority interest	3,518	4,582	4,917	7,559	(52,141)	(31,565)

	For the Three Months Ended September 30, 2004
	Transportation		Industrial Energy
		Europe and		Europe and
	North America	ROW	North America	ROW	Other (a)	Consolidated
Net sales	$215,127	$189,242	$52,351	$180,879	—	$637,599
Gross profit	31,201	26,303	11,374	26,134	—	95,012
Income (loss) before reorganization items, income taxes and minority interest	4,929	5,668	2,928	(1,094)	(30,668)	(18,237)

	For the Six Months Ended September 30, 2005
	Transportation (b)		Industrial Energy
		Europe and		Europe and
	North America	ROW	North America	ROW	Other (a)	Consolidated
Net sales	$444,149	$367,345	$140,478	$403,845	—	$1,355,817
Gross profit	59,396	42,661	27,051	77,004	—	206,112
Income (loss) before reorganization items, income taxes and minority interest	7,600	2,935	9,286	17,122	(103,504)	(66,561)

	For the Period May 6, 2004 to September 30, 2004
	Transportation		Industrial Energy
		Europe and		Europe and
			North
	North America	ROW	America	ROW	Other (a)	Consolidated
Net sales	$351,629	$296,385	$85,548	$301,965	—	$1,035,527
Gross profit	50,117	41,294	18,902	49,498	—	159,811
Income (loss) before reorganization items, income taxes and minority interest	9,891	8,018	5,588	3,112	(10,321)	16,288

	For the Period April 1, 2004 to May 5, 2004
	Transportation		Industrial Energy
		Europe and		Europe and
	North		North
	America	ROW	America	ROW	Other (a)	Consolidated
Net sales	$75,299	$58,927	$19,193	$61,188	—	$214,607
Gross profit	11,121	7,850	4,775	11,724	—	35,470
Income (loss) before reorganization items, income taxes and minority interest	2,413	691	1,607	1,914	(29,293)	(22,668)

(a)	Other includes shared services and corporate expenses, interest expense, net, currency remeasurement losses (gains), and gains on revaluation of Warrants.

(b)	For the three months and six months ended September 30, 2005, gross profit and income (loss) before reorganization items, income taxes and minority interest for Transportation North America and Industrial Energy North America reflect a change in the allocation of lead costs between the two segments as compared to the prior period. The amounts for Industrial Energy North America would have been higher and Transportation North America lower by $1,470 and $3,072, respectively, if the allocation change had not been made.

(19) STOCK-BASED COMPENSATION PLANS
     The Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and disclose pro forma effects of the plans on a net income (loss) and earnings (loss) per share basis as provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company did not recognize compensation expense with respect to options that had an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation expense for these options been recognized based on fair value at the grant dates under the related provisions of SFAS No. 123, the pro forma loss from continuing operations and net income (loss) and earnings (loss) per share would have been as follows:

	Three Months	Three Months	Six Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	May 5, 2004
Net income (loss), as reported	$(33,023)	$(17,101)	$(68,732)	$16,526	$1,748,564
Less: stock based compensation expense determined under the fair value based method	(473)	—	(473)	—	(86)

Pro forma, net income (loss)	$(33,496)	$(17,101)	$(69,205)	$16,526	$1,748,478

Basic and diluted (loss) per share:
As reported	$(1.32)	$(0.68)	$(2.75)	$0.66	$63.86

Pro forma	$(1.34)	$(0.68)	$(2.77)	$0.66	$63.85

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
     Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-Q and those included in Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2005 for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 14 to the condensed consolidated financial statements.
Executive Overview
Business
     The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments, Transportation North America, Transportation Europe and ROW, Industrial Energy North America and Industrial Energy Europe and ROW, provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
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

Factors Which Affect the Company’s Financial Performance
     Lead. Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of the Company’s cost of goods sold. The market price of lead is subject to fluctuations. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. In addition, the Company is experiencing difficulty in obtaining spent batteries to supply its smelting operations. Shortages of spent batteries can cause the Company to pay higher prices for such spent batteries, or to purchase lead at higher prices on the open market and reduce the operating efficiency of its smelters. The average of the lead prices quoted on the London Metal Exchange (“LME”) increased from $872 (for the six months ended September 30, 2004) to $939 (for the six months ended September 30, 2005). To the extent the Company is unable to pass on these higher material costs to its customers, its financial performance is adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales, expenses, assets and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the six months ended September 30, 2005, approximately 50% of the Company’s net sales were generated in Europe. Further, approximately 60% of the Company’s aggregate accounts receivable and inventory as of September 30, 2005 were held by its European subsidiaries.
     Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, telecommunications and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results.
     Seasonality and weather. The Company sells a disproportionate share of its automotive aftermarket batteries during the fall and early winter (the Company’s second and third fiscal quarters). Retailers buy automotive batteries during these periods so they will have sufficient inventory for cold weather periods. In addition, many of the Company’s industrial battery customers in Europe do not place their battery orders until the end of the calendar year. The seasonality increases the Company’s working capital requirements and makes the Company more sensitive to fluctuations in the availability of liquidity.
     Unusually cold winters or hot summers may accelerate battery failure and increase demand for automotive replacement batteries. Mild winters and cool summers may have the opposite effect. As a result, if the Company’s sales are reduced by an unusually warm winter or cool summer, it is not possible for the Company to recover these sales in later periods. Further, if the Company’s sales are adversely affected by the weather, the Company cannot make offsetting cost reductions to protect its liquidity and gross margins in the short-term because a large portion of the Company’s manufacturing and distribution costs are fixed.
     Interest rates. The Company is exposed to fluctuations in interest rates on its variable rate debt.
Second Quarter of Fiscal 2006 Highlights and Outlook
     The Company’s reported results continued to be impacted in the second quarter of fiscal 2006 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries.
     In the North American market, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. This helps the Company in North America control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For the second quarter of fiscal 2006, the cost of spent batteries has increased approximately 49% versus the second quarter of fiscal 2005. Therefore, the higher market price of lead with respect to North American manufacturing nevertheless continues to impact results. The Company continues to take selective pricing actions and attempts to secure higher spent battery return rates to help mitigate these risks.
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
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The Company believes that the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K (the “10-K”) for the fiscal year ended March 31, 2005 affect the preparation of its condensed consolidated financial statements. The reader of this report should refer to the 10-K for further information.
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
     The Debtors’ emergence from bankruptcy resulted in a new reporting entity, the Successor Company, as of the Effective Date. Consequently, the condensed consolidated financial statements for periods subsequent to the May 5, 2004 are not comparable with those of prior periods. All financial information as of and for all periods prior to May 5, 2004 is presented as pertaining to the Predecessor Company while all financial information after that date is presented as pertaining to the Successor Company. The condensed consolidated statements of operations reflect the results of the reorganization and Fresh Start adjustments in accordance with SOP 90-7 for the period April 1, 2004 to May 5, 2004 as Predecessor Company’s information. For purposes of discussion of results of operations below, the period April 1, 2004 through May 5, 2004 (Predecessor Company) has been combined with the period May 6, 2004 through September 30, 2004 (Successor Company).

Results of Operations
Three months ended September 30, 2005 compared with three months ended September 30, 2004
Overview
     Net loss for the second quarter of fiscal 2006 was $33,023 versus the second quarter of fiscal 2005 net loss of $17,101. Second quarter fiscal 2006 results include restructuring costs of $6,640, continuing reorganization items in connection with the bankruptcy of $1,715, and a loss on revaluation of Warrants of $378. Second quarter fiscal 2005 results include restructuring costs of $4,826, reorganization items in connection with the bankruptcy of $1,725, and gain on revaluation of Warrants of $12,063. In addition, net currency remeasurement losses of $1,360 and $3,846, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the second quarter of fiscal 2006 and 2005, respectively.
Net Sales
     Net sales were $686,485 in the second quarter of fiscal 2006 versus $637,599 in the second quarter of fiscal 2005. Currency positively impacted net sales in the second quarter of fiscal 2006 by approximately $2,256. Net sales excluding currency impact were higher as a result of lead and other related pricing actions and higher volumes in the Company’s Industrial businesses.
     Transportation North America net sales were $225,981 in the second quarter of fiscal 2006 versus $215,127 in the second quarter of fiscal 2005. The increase principally resulted from higher volumes and average selling prices from lead and other related pricing actions.
     Transportation Europe and ROW net sales were $187,906 in the second quarter of fiscal 2006 versus $189,242 in the second quarter of fiscal 2005. Currency positively impacted net sales in the second quarter of fiscal 2006 by approximately $1,358. Average selling prices for the second quarter of fiscal 2006 were higher than the second quarter of fiscal 2005, primarily from the effect of lead and other related pricing actions, partially offset by lower sales volumes in the aftermarket channel due to continued competitive activities.
     Industrial Energy North America net sales in the second quarter of fiscal 2006 were $73,045 versus $52,351 in the second quarter of fiscal 2005. The increase was primarily attributable to volume growth and lead related and other pricing actions.
     Industrial Energy Europe and ROW net sales in the second quarter of fiscal 2006 were $199,553 versus $180,879 in the second quarter of fiscal 2005. Currency positively impacted net sales in the second quarter of fiscal 2006 by approximately $898. Higher volumes and higher average selling prices due to lead and other related pricing actions, partially offset by competitive pricing pressures in the original equipment and aftermarket channels.
Gross Profit
     Gross profit was $103,898 or 15% of net sales in the second quarter of fiscal 2006 versus $95,012 or 15% of net sales in the second quarter of fiscal 2005. Currency positively impacted gross profit in the second quarter of fiscal 2006 by approximately $538. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs and other commodity costs only partially recovered by higher average selling prices.
     Transportation North America gross profit was $28,923 or 13% of net sales in the second quarter of fiscal 2006 versus $31,201 or 15% of net sales in the second quarter of fiscal 2005. The effect of higher average selling prices were partially offset by higher lead and other commodity costs and a favorable change of approximately $1,470 in the allocation of lead costs between Transportation North America and Industrial Energy North America.
     Transportation Europe and ROW gross profit was $23,895, or 13% of net sales in the second quarter of fiscal 2006 versus $26,303 or 14% of net sales in the second quarter of fiscal 2005. Currency positively impacted gross profit in the second quarter of fiscal 2006 by approximately $323. The decrease was primarily due to lower sales volumes, and higher lead and other commodity costs only partially recovered through higher selling prices.
     Industrial Energy North America gross profit was $14,051 or 19% of net sales in the second quarter of fiscal 2006 versus $11,374 or 22% of net sales in the second quarter of fiscal 2005. Gross profit was higher primarily due to higher sales volume, partially offset by higher lead and other commodity costs not fully recovered through price increases and an unfavorable change of approximately $1,470 in the allocation of lead costs between Transportation North America and Industrial Energy North America. Product mix also negatively impacted gross margin quarter over quarter.
     Industrial Energy Europe and ROW gross profit was $37,029 or 19% of net sales in the second quarter of fiscal 2006 versus $26,134 or 14% of net sales in the second quarter of fiscal 2005. Currency positively impacted Industrial Energy Europe and ROW gross profit in the second quarter of fiscal 2006 by approximately $215. Gross profit was positively impacted by price increases and higher motive power volumes, partially offset by higher lead and other commodity costs.
Expenses
     Expenses were $135,463 in the second quarter of fiscal 2006 versus $113,249 in the second quarter of fiscal 2005. Expenses included restructuring charges of $6,640 in the second quarter of fiscal 2006 and $7,273 in the second quarter of fiscal 2005. Stronger foreign currencies unfavorably impacted expenses by approximately $257 in the second quarter of fiscal 2006. The change in expenses was attributable to the following matters: (i) second quarter fiscal 2006 general and administration costs were unfavorably impacted by recruiting costs, relocation costs, professional fees, and costs for Sarbanes-Oxley efforts; (ii) interest, net increased $5,247 principally due to higher interest rates and higher debt levels; (iii) fiscal 2006 and fiscal 2005 second quarter expenses included currency remeasurement losses of $1,360 and $3,846, respectively, included in Other (income) expense, net; and (iv) second quarter fiscal 2006 and 2005 expenses include (gain) loss on revaluation of Warrants of $378 and ($12,063), included in Other (income) expense, net.
     Transportation North America expenses were $25,405 in the second quarter of fiscal 2006 versus $26,272 in the second quarter of fiscal 2005. The decrease in expenses was due primarily to lower general and administrative expense, driven mostly by headcount reduction related savings in salaries and other employee costs, savings in travel and entertainment expenses, and stringent cost controls..
     Transportation Europe and ROW expenses were $19,313 in the second quarter of fiscal 2006 versus $20,635 in the second quarter of fiscal 2005. Currency unfavorably impacted Transportation Europe and ROW expenses in the second quarter of fiscal 2005 by approximately $203. Excluding currency impact, expenses decreased due to lower selling and marketing costs, savings associated with headcount reductions, and other savings driven by an ongoing program to streamline administrative functions.
     Industrial Energy North America expenses were $9,134 in the second quarter of fiscal 2006 versus $8,446 in the second quarter of fiscal 2005. The increase in expenses primarily relates to higher variable selling costs associated with higher net sales described above.
     Industrial Energy Europe and ROW expenses were $29,470 in the second quarter of fiscal 2006 versus $27,228 in the second quarter of fiscal 2005. Currency unfavorably impacted Industrial Energy Europe and ROW expenses in the second quarter of fiscal 2006 by approximately $54. The increase in expenses primarily relates to higher variable selling costs associated with higher net sales described above.
     Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), and losses (gains) on revaluation of Warrants, were $52,141 in the second quarter of fiscal 2006 versus $30,668 in the second quarter of fiscal 2005. Fiscal 2006 and 2005 second quarter expenses included a (gain) loss on revaluation of Warrants of $378 and ($12,063), respectively. Fiscal 2006 and 2005 second quarter expenses also included currency remeasurement losses of $1,360 and $3,846, respectively. Corporate expenses were $33,745 and $27,474 in the second quarter of fiscal 2006 and fiscal 2005, respectively. This increase was primarily due to higher recruiting and relocation costs, higher professional fees and costs associated with Sarbanes-Oxley and corporate severance costs, partially offset by the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $16,658 in the second quarter of fiscal 2006 versus $11,411 in the second quarter of fiscal 2005. The increase is principally due to higher debt levels.
     Loss before reorganization items, income taxes, and minority interest was $31,565, or 4% of net sales in the second quarter of fiscal 2006 versus $18,237, or 3% of net sales in the second quarter of fiscal 2005, due to the items discussed above.
     Transportation North America income before reorganization items, income taxes, and minority interest was $3,518, or 2% of net sales in the second quarter of fiscal 2006 versus $4,929, or 2% of net sales in the second quarter of fiscal 2005, due to the items discussed above.
     Transportation Europe and ROW income before reorganization items, income taxes, and minority interest was $4,582, or 2% of net sales in the second quarter of fiscal 2006 versus $5,668, or 3% of net sales in the second quarter of fiscal 2005, due to the items discussed above.
     Industrial Energy North America income before reorganization items, income taxes, and minority interest was $4,917, or 7% of net sales in the second quarter of fiscal 2006 versus $2,928, or 6% of net sales in the second quarter of fiscal 2005, due to the items discussed above.
     Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, and minority interest was $7,559, or 4% of net sales in the second quarter of fiscal 2006 versus ($1,094), or (1%) of net sales in the second quarter of fiscal 2005, due to the items discussed above.
Reorganization items
     Reorganization items, net, represent amounts the Company incurred and continues to incur as a result of the Chapter 11 filing. See Note 5 to the condensed consolidated financial statements.
Income Taxes
     In the second quarter of fiscal 2006, the Company recorded an income tax benefit of $202 on a pre-tax loss of $33,225. In the second quarter of fiscal 2005, an income tax benefit of $2,874 was recorded on pre-tax income of $19,975. The effective tax rate was 0.6% and 14.4% in the second quarter of fiscal 2006 and 2005, respectively. The effective tax rate for the second quarters of fiscal 2006 and fiscal 2005 were impacted by the generation of income in tax-paying jurisdictions, principally northern Europe, Australia and Canada, substantially offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., France, Italy and the United Kingdom.
Six months ended September 30, 2005 compared with six months ended September 30, 2004
Overview
     Net loss for the first half of fiscal 2006 was $68,732 versus the first half of fiscal 2005 net income of $1,765,090. First half fiscal 2006 results include restructuring costs of $9,540, continuing reorganization items in connection with the bankruptcy of $3,087, and a gain on revaluation of Warrants of $7,748. First half fiscal 2005 results include restructuring costs of $7,875, reorganization items in connection with the bankruptcy of $21,852, gain on discharge of liabilities subject to compromise of $1,558,839, gain on revaluation of Warrants of $55,675, and gain on Fresh Start accounting adjustments of $228,371. In addition, net currency remeasurement losses and revaluation of foreign currency contract of $11,953 and $11,235, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the first half of fiscal 2006 and 2005, respectively.
Net Sales
     Net sales were $1,355,817 in the first half of fiscal 2006 versus $1,250,134 in the first half of fiscal 2005. Currency positively impacted net sales in the first half of fiscal 2006 by approximately $20,451. Net sales excluding currency impact were higher as a result of lead and other related pricing actions and higher volumes in the Company’s Industrial businesses.
     Transportation North America net sales were $444,149 in the first half of fiscal 2006 versus $426,928 in the first half of fiscal 2005. The increase principally resulted from higher average selling prices from lead and other related pricing actions. Transportation North America unit volumes were up modestly.
     Transportation Europe and ROW net sales were $367,345 in the first half of fiscal 2006 versus $355,312 in the first half of fiscal 2005. Currency positively impacted net sales in the first half of fiscal 2006 by approximately $10,242. Average selling prices for the first half of fiscal 2006 were higher than the first half of fiscal 2005, primarily from the effect of lead and other related pricing actions, partially offset by lower sales volumes in the aftermarket channel due to continued competitive activities.
     Industrial Energy North America net sales in the first half of fiscal 2006 were $140,478 versus $104,741 in the first half of fiscal 2005. The increase was primarily attributable to volume growth and lead related and other pricing actions.
     Industrial Energy Europe and ROW net sales in the first half of fiscal 2006 were $403,845 versus $363,153 in the first half of fiscal 2005. Currency positively impacted net sales in the first half of fiscal 2006 by approximately $10,208. Higher volumes and higher average selling prices due to lead and other related pricing actions, partially offset by competitive pricing pressures in the original equipment and aftermarket channels.
Gross Profit
     Gross profit was $206,112 or 15% of net sales in the first half of fiscal 2006 versus $195,281 or 16% of net sales in the first half of fiscal 2005. Currency positively impacted gross profit in the first half of fiscal 2006 by approximately $3,420. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were $939 per metric tonne in the first half of fiscal 2006 versus $872 per metric tonne in the first half of fiscal 2005), and increases in other commodity costs only partially recovered by higher average selling prices.
     Transportation North America gross profit was $59,396 or 13% of net sales in the first half of fiscal 2006 versus $61,238 or 14% of net sales in the first half of fiscal 2005. The effect of higher lead and other commodity costs was partially offset by higher average selling prices and a favorable change of approximately $3,072 in the allocation of lead costs between Transportation North America and Industrial Energy North America.

     Transportation Europe and ROW gross profit was $42,661, or 12% of net sales in the first half of fiscal 2006 versus $49,144 or 14% of net sales in the first half of fiscal 2005. Currency positively impacted gross profit in the first half of fiscal 2006 by approximately $1,451. The decrease was primarily due to lower sales volumes and higher lead and other commodity costs only partially recovered through higher selling prices.
     Industrial Energy North America gross profit was $27,051 or 19% of net sales in the first half of fiscal 2006 versus $23,677 or 23% of net sales in the first half of fiscal 2005. Gross profit was higher primarily due to higher sales volume, partially offset by higher lead and other commodity costs not fully recovered through price increases and an unfavorable change of approximately $3,072 in the allocation of lead costs between Transportation North America and Industrial Energy North America. Product mix also negatively impacted gross margin quarter over quarter.
     Industrial Energy Europe and ROW gross profit was $77,004 or 19% of net sales in the first half of fiscal 2006 versus $61,222 or 17% of net sales in the first half of fiscal 2005. Currency positively impacted Industrial Energy Europe and ROW gross profit in the first half of fiscal 2006 by approximately $1,969. Gross profit was positively impacted by price increases and higher motive power volumes, partially offset by higher lead and other commodity costs.
Expenses
     Expenses were $272,673 in the first half of fiscal 2006 versus $201,661 in the first half of fiscal 2005. Expenses included restructuring charges of $9,540 in the first half of fiscal 2006 and $7,875 in the first half of fiscal 2005. Stronger foreign currencies unfavorably impacted expenses by approximately $2,617 in the first half of fiscal 2006. The change in expenses was impacted by the following matters: (i) first half fiscal 2006 selling, marketing and advertising costs and general and administration costs were unfavorably impacted by recruiting costs, relocation costs, professional fees, and costs for Sarbanes-Oxley efforts; (ii) interest, net increased $6,451 principally due to higher debt levels; (iii) fiscal 2006 and fiscal 2005 first half expenses included currency remeasurement losses of $11,953 and $11,235, respectively, included in Other (income) expense, net; and (iv) first half fiscal 2006 and 2005 expenses include gains on revaluation of Warrants of $7,750 and $55,675, respectively, included in Other (income) expense, net.
     Transportation North America expenses were $51,796 in the first half of fiscal 2006 versus $48,934 in the first half of fiscal 2005. The increase in expenses was primarily due to increased fuel costs and higher branch operating costs.
     Transportation Europe and ROW expenses were $39,726 in the first half of fiscal 2006 versus $40,435 in the first half of fiscal 2005. Currency unfavorably impacted Transportation Europe and ROW expenses in the first half of fiscal 2006 by approximately $1,191. Excluding currency impact, expenses were down slightly.
     Industrial Energy North America expenses were $17,765 in the first half of fiscal 2006 versus $16,482 in the first half of fiscal 2005. The increase in expenses primarily relates to higher variable selling costs associated with higher net sales described above.
     Industrial Energy Europe and ROW expenses were $59,884 in the first half of fiscal 2006 versus $56,196 in the first half of fiscal 2005. Currency unfavorably impacted Industrial Energy Europe and ROW expenses in the first half of fiscal 2006 by approximately $1,426. Excluding currency impact, expenses were up slightly.
     Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), and losses (gains) on revaluation of Warrants, were $103,504 in the first half of fiscal 2006 versus $39,614 in the first half of fiscal 2005. Fiscal 2006 and 2005 first half expenses included a gain on revaluation of Warrants of $7,748 and $55,675, respectively. Fiscal 2006 and 2005 first half expenses included currency remeasurement losses of $11,953 and $11,235, respectively. Corporate expenses were $66,541 and $57,747 in the first half of fiscal 2006 and fiscal 2005, respectively. This increase was primarily due to higher recruiting and relocation costs, higher professional fees and costs associated with Sarbanes-Oxley and corporate severance costs, partially offset by the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $32,758 in the first half of fiscal 2006 versus $26,307 in the first half of fiscal 2005. The increase is principally due to higher debt levels.
     Loss before reorganization items, income taxes, and minority interest was $66,561, or 5% of net sales in the first half of fiscal 2006 versus $6,380, or 1% of net sales in the first half of fiscal 2005, due to the items discussed above.
     Transportation North America income before reorganization items, income taxes, and minority interest was $7,600, or 2% of net sales in the first half of fiscal 2006 versus $12,304, or 3% of net sales in the first half of fiscal 2005, due to the items discussed above.

     Transportation Europe and ROW income before reorganization items, income taxes, and minority interest was $2,935, or 1% of net sales in the first half of fiscal 2006 versus $8,709, or 2% of net sales in the first half of fiscal 2005, due to the items discussed above.
     Industrial Energy North America income before reorganization items, income taxes, and minority interest was $9,286, or 7% of net sales in the first half of fiscal 2006 versus $7,195, or 7% of net sales in the first half of fiscal 2005, due to the items discussed above.
     Industrial Energy Europe and ROW income before reorganization items, income taxes, and minority interest was $17,122, or 4% of net sales in the first half of fiscal 2006 versus $5,026, or 1% of net sales in the first half of fiscal 2005, due to the items discussed above.
Reorganization items
     Reorganization items, net, represent amounts the Company incurred as a result of the Chapter 11 filing.
Gain on discharge of liabilities subject to compromise
     In the first half of fiscal 2006, the Company recognized a $1,558,839 gain on discharge of liabilities subject to compromise.
Fresh Start accounting adjustments, net
     In the first half of fiscal 2006, as a result of our adoption of Fresh Start accounting, upon consummation of the Plan, the Company recorded certain adjustments to assets and liabilities to reflect their fair values. The Fresh Start adjustments resulted in a gain of $228,371.
Income Taxes
     In the first half of fiscal 2006, the Company recorded an income tax benefit of $956 on a pre-tax loss of $69,688. In the first half of fiscal 2005, an income tax benefit of $6,184 was recorded on pre-tax income of $1,758,906. The effective tax rate 1.4% and (0.4%) in the first half of fiscal 2006 and 2005, respectively. The effective tax rate for the first half of fiscal 2006 and fiscal 2005 was impacted by the generation of income in tax-paying jurisdictions, principally northern Europe, Australia and Canada, substantially offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., France, Italy and the United Kingdom.
Liquidity and Capital Resources
     As of September 30, 2005, the Company had cash and cash equivalents of $30,085 and availability under the Revolving Loan Facility of $29,900 as compared to cash and cash equivalents of $76,696 and availability under the Revolving Loan Facility of $68,814 at March 31, 2005. On November 4, 2005, total liquidity was approximately $45,000, consisting of availability under the revolving term loan facility of $12,000 and an estimated $33,000 in cash and cash equivalents. It should be noted that cash and cash equivalents fluctuate substantially on a daily basis due, for example, to the timing of accounts receivable collections and accounts payable payments, and is subject to reconciliation of the Company’s numerous global accounts.
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
     In November 2004, in order to cure breaches of such covenants as of September 30, 2004, the company was required to obtain amendments to the covenants with respect to minimum Adjusted EBITDA and the leverage ratios. In addition, the Credit Agreement was amended at that time with respect to the treatment of proceeds from insurance recoveries. Due to the fact that the Company failed to satisfy its leverage ratio covenant as of December 31, 2004, in February 2005 the Company obtained a waiver and amendments of such covenants, as well as amendments relating to the offering of the Company’s notes. In June 2005, the Company obtained additional amendments to the Credit Agreement. The amendments provided, among other things, for waivers of defaults as of March 31, 2005 in the minimum Adjusted EBITDA and leverage ratio covenants and covenants requiring the issuance of an unqualified opinion on the audited financial statements for fiscal 2005 and relaxed Adjusted EBITDA and leverage ratio covenants for fiscal 2006, increases in the interest rates under the Credit Agreement that result in a per annum rate of LIBOR plus 5.25% for the U.S. Dollar and Euro components of the Term Loan Facility, and the Revolving Loan Facility, an extension for three years of the Company’s obligation to pay fees to the lenders upon a refinancing of the Credit Agreement debt, and an expansion of the circumstances in which such fees are payable upon asset sales, and a prohibition from borrowing under any facility if the Company’s unrestricted cash or cash equivalents, after application of the proceeds of such borrowing would exceed $40 million, exclusive of up to $10 million in cash and cash equivalents in Asia, Australia and New Zealand.
     As of November 9, 2005, the Company believes, based upon its financial forecasts and plans, that it will comply with the Credit Agreement covenants for at least through September 30, 2006. It should be noted, however, that in the past management has had difficulty in accurately predicting the Company’s performance and covenant compliance. This uncertainty with respect to the Company’s ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2005. Failure to comply with the Credit Agreement covenants, without waiver, would result in further defaults under the Credit Agreement. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration. The Company is currently exploring the possibility of new debt financing to be used to refinance the Company’s Senior Credit Facility and to increase liquidity.
     Risks and uncertainties could cause the Company’s performance to differ from management’s estimates. As discussed above under “Factors Which Affect the Company’s Financial Performance - Seasonality and weather,” the Company’s business is seasonal. During late summer and fall (second and third quarters), the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company’s working capital needs. During these quarters, because working capital needs are already high, unexpected costs or increases in costs beyond predicted levels would place a strain on the Company’s liquidity and impact its ability to comply with its financial covenants.
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

     Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60,000. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per $1 principal amount, subject to adjustments in certain events, and in the event of a change in control, the Company is required to offer to repurchase such notes.
     At September 30, 2005, the Company had outstanding letters of credit with a face value of $43,046 and surety bonds with a face value of $30,099. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the surety to maintain its current surety bonds through July 31, 2006. Collateral held by the surety in the form of letters of credit at September 30, 2005, pursuant to the terms of the agreement, was $30,088.
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
Sources of Cash
     The Company’s liquidity requirements have been met historically through operations, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.
     The Company generated $11,333 and $12,834 in cash from the sale of non-core businesses and other assets during the six months ended September 30, 2005 and 2004, respectively. The asset sales in both fiscal 2006 and fiscal 2005 principally relate to the sale of surplus land and buildings.
     Cash flows provided by financing activities were $52,613 and $46,515 during the six months ended September 30, 2005 and 2004, respectively. Cash flows provided by financing activities in fiscal 2006 relate to an increase in short term borrowings and a European factoring agreement, partially offset by the Company’s settlement of a foreign currency forward contract with a maturity of May 9, 2005 requiring a cash payment of $12,084. Cash flows provided by financing activities in fiscal 2005 relate primarily to net borrowings from the Credit Agreement net of refinancing of the Predecessor Company’s Replacement DIP Credit Facility and repayment of the 9.125% Senior Notes, offset by financing costs incurred in conjunction with the Credit Agreement.
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
     Cash flows used in operating activities during the six months ended September 30, 2005 and 2004 were $84,739 and $36,274, respectively. Comparative cash flows were negatively impacted by the effect of higher lead and other commodity costs and the resultant impact upon the Company’s working capital requirements. Cash flows for both periods included restructuring costs and professional fees associated with the Company’s reorganization. Historically during late summer and fall (second and third quarters), the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company’s working capital needs.

     The Company expects that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2006 and fiscal 2007, including payment of remaining accrued restructuring costs of approximately $22,008 as of September 30, 2005. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity.
     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the past downturn experienced in global equity markets and ongoing benefit payments, the Company’s North American plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its North American plans are expected to increase significantly in future fiscal years. The Company has received from the Internal Revenue Service (the “IRS”) a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net and has granted to the Pension Benefit Guaranty Corporation a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries, to secure the unfunded liability. The temporary waiver defers the Company’s minimum contributions for 2003 and 2004 and allows such contributions to be paid over a subsequent five-year period through 2010. Based upon the temporary waiver, the Company expects its minimum future aggregate cash contributions to its U.S. pension plans from fiscal 2006 through fiscal 2010 will total approximately $180,000 to $200,000, including $32,500 in fiscal 2006. As of November 4, 2005, $24,600 of the required fiscal 2006 contributions of $32,500 have been paid.
     Prior to and during the Company’s Chapter 11 proceeding, the Company experienced a tightening of trade credit availability and terms. The Company has not obtained any significant improvement in trade credit terms since its emergence. The Company’s going-concern modification to the audit opinion for fiscal 2005 could result in further tightening of its trade credit. Although the Company does not believe such tightening had a significant impact during the quarter ended September 30, 2005, the Company estimates that available liquidity was reduced by approximately $9,000 as a result of changes in trade terms.
     Capital expenditures were $24,092 and $33,170 during the six months ended September 30, 2005 and 2004, respectively.
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
     The Company has entered into certain forward contracts to manage exposure to fluctuations in the purchase price of lead on a portion of the Company’s externally purchased lead. Such contracts extend through the third quarter of fiscal 2006. At September 30, 2005 the Company had contracts outstanding to purchase 30 thousand metric tonnes of lead at an average settlement price of Euro 707.83 per metric tonne.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Changes to the quantitative and qualitative market risks as of September 30, 2005 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for further information.
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
     With the exception of the remediation actions described below, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described in our Annual Report and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting including the following:
•	We are enhancing established policies and procedures for accounting review of month-end close, account reconciliation processes, journal entries, write-offs, restructuring related entries, impairment reviews and tax related entries. These policies and procedures among many others have been codified in a Global Financial Manual that will be rolled out in early November, 2005, and;

•	We have taken steps to reduce the complexity of our consolidation processes, including push-down of responsibility for current consolidation activities to the appropriate levels in the organization.
     Additionally, in response to the material weaknesses identified in our Annual Report, we are proceeding with additional remedial measures, including, but not limited to the following:
•	Improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes;

•	We have hired additional accounting personnel to focus on our ongoing remediation initiatives and compliance efforts;

•	Engaging expert resources to assist with worldwide tax planning and compliance;

•	Re-allocating and/or relocating duties of finance personnel to enhance review and monitoring procedures.
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
     Examples of forward-looking statements include, but are not limited to (a) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure and other financial items, (b) statements of plans of and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance, (d) statements of assumptions, such as the prevailing weather conditions in the Company’s market areas, underlying other statements and statements about the Company or its business and (e) statements regarding the ability to comply with or alternatively obtain amendments under the Company’s debt agreements.
     Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) adverse reactions by creditors, vendors, customers, and others to the going-concern modification in the Company’s audit report for the fiscal year ended March 31, 2005, (ii) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (iii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iv) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs (v) the Company’s ability to comply with the covenants in its debt agreements or obtain waivers of noncompliance, (vi) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (vii) the realization of the tax benefits of the Company’s net operating loss carry forwards, of which is dependent upon future taxable income, (viii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ix) competitiveness of the battery markets in North America and Europe, (x) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (xi) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xii) the Company’s exposure to fluctuations in interest rates on its variable debt, (xiii) the Company’s ability to maintain and generate liquidity to meet its operating needs, (xiv) general economic conditions, (xv) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xvi) the Company’s reliance on a single supplier for its polyethylene battery separators, and (xvii) the Company’s ability to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.
     Therefore, the Company cautions each reader of this Report carefully to consider those factors set forth above and those factors described in Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 14, 2005, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14 to the condensed consolidated financial statements.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual meeting of Stockholders was held on Tuesday, August 30, 2005, in Alpharetta, Georgia, at which the following matters were submitted to a vote of the shareholders:

     (a) Votes regarding the election of directors for a term expiring in 2006, as follows:

Name	Votes For	Votes Withheld
Michael R. D’Appolonia Mark C. Demetree David S. Ferguson Phillip M. Martineau John P. Reilly Michael P. Ressner Gordon A. Ulsh Carroll R. Wetzel Jerome B. York	21,829,513 21,879,245 21,856,741 21,860,279 21,849,272 21,830,920 21,872,577 21,873,893 21,877,757	184,207 134,475 156,979 153,441 164,448 182,800 141,143 139,827 135,963
     (b) Votes regarding a proposal to amend the Company’s Certificate of Incorporation to eliminate the Classified Board of Directors:

Vote For	Vote Against	Abstentions
21,851,666	113,204	48,849
     (c) Votes regarding a proposal to amend the Company’s Certificate of Incorporation to remove the limitation on the maximum number of directors that can serve on the Board:

Vote For	Vote Against	Abstentions
20,420,221	1,752,961	12,737
     (d) Votes regarding a proposal to amend the Company’s Certificate of Incorporation to permit holders of outstanding shares representing at least 15% of the voting power of the Company’s capital stock to call special meetings of shareholders:

Vote For	Vote Against	Abstentions
15,839,215	114,012	17,604
     (e) Votes regarding a proposal to approve the Company’s 2004 Stock Incentive Plan:

Vote For	Vote Against	Abstentions
15,064,737	681,657	224,437
     (f) Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Auditors for Fiscal 2006:

Vote For	Vote Against	Abstentions
21,663,993	97,415	244,511
Item 6. Exhibits

31.1	Certification of Gordon Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of J. Timothy Gargaro, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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