Form 10-K/A
period 2005-03-31
EXIDE TECHNOLOGIES
filed 2005-11-10
CIK 813781

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock, $.01 par value
Warrants to subscribe for Common Stock

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of September 30, 2004, based on the average bid and asked prices of the Registrant’s common stock on the NASDAQ market, was approximately $396,250,000.
      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities confirmed by a Court. Yes ☑ No ☐
      As of June 24, 2005, there were outstanding 24,510,013 shares of the Registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting of Stockholders scheduled for August 11, 2005

EXPLANATORY NOTE
     On June 29, 2005, Exide Technologies (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended March 31, 2005 (the “Form 10-K”). The Company is filing this Amendment No. 1 to its Form 10-K (the “Amendment”) for the purposes of inserting required text inadvertently omitted from the certifications which are required to be included as exhibits to the Form 10-K under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Act”). The corrected certifications, filed as Exhibits 31.1 and 31.2 to the Amendment, supersede Exhibits 31.1 and 31.2 as initially filed with the Form 10-K.
     Pursuant to Rule 12b-15 under the Act, any amendment to a report must be accompanied by new certifications, as specified in
Rule 13a-14(b) of the Act, by each principal executive and principal financial officer of the registrant. Accordingly, the Amendment is also accompanied by new certifications under Rule 13a-14(b) under the Act, which new certifications are filed with the Amendment as Exhibit 32.
     The Amendment does not reflect events occurring after the filing of the Form 10-K and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosure in the original Form 10-K in any way.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2005.

Exide Technologies

By:	/s/ Gordon A. Ulsh	By:	/s/ J. Timothy Gargaro

	Gordon A. Ulsh,		J. Timothy Gargaro
	President and Chief Executive Officer		Executive Vice President and
Chief Financial Officer

By:	/s/ Phillip A. Damaska

Phillip A. Damaska
Vice President and
Corporate Controller
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on November 9, 2005.

Exide Technologies

By:	/s/ Gordon A. Ulsh	By:	/s/ Phillip M. Martineau

	Gordon A. Ulsh,		Phillip M. Martineau,
	President and Chief Executive Officer		Director

By:	/s/ J. Timothy Gargaro	By:	/s/ John P. Reilly

	J. Timothy Gargaro		John P. Reilly,
	Executive Vice President and Chief Financial Officer		Chairman of the Board of Directors

By:	/s/ Michael R. D’Appolonia	By:	/s/ Michael P. Ressner

	Michael R. D’Appolonia,		Michael P. Ressner,
	Director		Director

By:	/s/ Mark C. Demetree	By:	/s/ Carroll R. Wetzel

	Mark C. Demetree,		Carroll R. Wetzel,
	Director		Director

By:	/s/ David S. Ferguson	By:	/s/ Jerome B. York

	David S. Ferguson,		Jerome B. York,
	Director		Director