Form 10-Q
period 2005-12-31
EXIDE TECHNOLOGIES
filed 2006-02-09
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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
     Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
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
     As of February 3, 2006, 24,545,291 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS	3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 (SUCCESSOR COMPANY), FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 (SUCCESSOR COMPANY), FOR THE PERIOD MAY 6, 2004 TO DECEMBER 31, 2004 (SUCCESSOR COMPANY) AND FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY)	3

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2005 AND MARCH 31, 2005 (SUCCESSOR COMPANY)	5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED DECEMBER 31, 2005 (SUCCESSOR COMPANY), FOR THE PERIOD MAY 6, 2004 TO DECEMBER 31, 2004 (SUCCESSOR COMPANY), AND FOR THE PERIOD APRIL 1, 2004 TO MAY 5, 2004 (PREDECESSOR COMPANY)	6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	7

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

Item 4 CONTROLS AND PROCEDURES	30

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	33

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

Item 3. DEFAULTS UPON SENIOR SECURITIES	33

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

Item 5. OTHER INFORMATION	33

Item 6. EXHIBITS	33

SIGNATURES	34
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO AND CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	Successor	Successor
	Company	Company
	for the	for the
	Three Months	Three Months
	Ended	Ended
	December 31, 2005	December 31, 2004
NET SALES	$733,442	$727,902
COST OF SALES	614,609	602,151

Gross profit	118,833	125,751

EXPENSES:
Selling, marketing and advertising	66,261	69,003
General and administrative	42,471	47,365
Restructuring and impairment	6,511	5,713
Goodwill Impairment	—	399,388
Other expense (income) net	7,973	(5,005)
Interest expense net	18,404	11,728

	141,620	528,192

Loss before reorganization items, income taxes and minority interest	(22,787)	(402,441)
REORGANIZATION ITEMS, NET	1,311	2,236
INCOME TAX PROVISION	3,528	34,484
MINORITY INTEREST	32	(121)

Net loss	$(27,658)	$(439,040)

NET LOSS PER SHARE
Basic and Diluted	$(1.11)	$(17.56)

WEIGHTED AVERAGE SHARES
Basic and Diluted	25,000	25,000

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	Successor
	Company	Successor	Predecessor
	for the	Company	Company
	Nine Months	for the Period	for the Period
	Ended	May 6, 2004 to	April 1, 2004 to
	December 31, 2005	December 31, 2004	May 5, 2004
NET SALES	$2,089,259	$1,763,429	$214,607
COST OF SALES	1,764,317	1,477,867	179,137

Gross profit	324,942	285,562	35,470

EXPENSES:
Selling, marketing and advertising	204,948	178,617	24,504
General and administrative	129,347	108,601	17,940
Restructuring and impairment	16,051	12,986	602
Goodwill Impairment	—	399,388	—
Other expense (income) net	12,781	(57,042)	6,222
Interest expense net	51,163	29,165	8,870

	414,290	671,715	58,138

Loss before reorganization items, income taxes and minority interest	(89,348)	(386,153)	(22,668)
REORGANIZATION ITEMS, NET	4,398	5,654	18,434
FRESH START ACCOUNTING ADJUSTMENTS, NET	—	—	(228,371)
GAIN ON DISCHARGE OF LIABILITIES SUBJECT TO COMPROMISE	—	—	(1,558,839)
INCOME TAX PROVISION (BENEFIT)	2,572	30,782	(2,482)
MINORITY INTEREST	72	(75)	26

Net income (loss)	$(96,390)	$(422,514)	$1,748,564

NET INCOME (LOSS) PER SHARE
Basic and Diluted	$(3.86)	$(16.90)	$63.86

WEIGHTED AVERAGE SHARES
Basic and Diluted	25,000	25,000	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	Successor Company
	December 31, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,872	$76,696
Restricted cash	548	1,323
Receivables, net of allowance for doubtful accounts of $20,236 and $22,471	635,221	687,715
Inventories	429,451	397,689
Prepaid expenses and other	34,182	21,275
Deferred financing costs, net	1,770	1,725
Deferred income taxes	5,419	4,305

Total current assets	1,143,463	1,190,728

PROPERTY, PLANT AND EQUIPMENT, NET	691,384	799,763

OTHER ASSETS:
Intangible assets, net	188,229	192,854
Investments in affiliates	7,147	9,010
Deferred financing costs, net	11,215	12,784
Deferred income taxes	55,711	55,896
Other	26,030	29,745

	288,332	300,289

Total assets	$2,123,179	$2,290,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$14,700	$1,595
Current maturities of long-term debt	24,380	632,116
Accounts payable	341,411	340,480
Accrued expenses	347,465	385,521
Warrants liability	1,688	11,188

Total current liabilities	729,644	1,370,900
LONG-TERM DEBT	639,213	20,047
NONCURRENT RETIREMENT OBLIGATIONS	313,294	329,628
NONCURRENT DEFERRED TAX LIABILITY	29,511	24,178
OTHER NONCURRENT LIABILITIES	97,532	106,004

Total liabilities	1,809,194	1,850,757

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	11,993	12,764

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 61,500 shares authorized, 24,542 and 24,407 shares issued and outstanding	245	234
Additional paid-in capital	888,479	888,157
Accumulated deficit	(563,313)	(466,923)
Accumulated other comprehensive (loss) income	(23,419)	5,791

Total stockholders’ equity	301,992	427,259

Total liabilities and stockholders’ equity	$2,123,179	$2,290,780

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Successor
	Company	Successor	Predecessor
	for the	Company	Company
	Nine months	for the Period	for the Period
	Ended	May 6, 2004 to	April 1, 2004 to
	December 31, 2005	December 31, 2004	May 5, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(96,390)	$(422,514)	$1,748,564
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	90,519	84,194	7,848
Impairment of Goodwill	—	399,388	—
Gain on discharge of liabilities subject to compromise	—	—	(1,558,839)
Fresh Start accounting adjustments, net	—	—	(228,371)
Unrealized gain on Warrants	(9,500)	(61,488)	—
Net loss on asset sales	12,270	1,227	—
Provision for doubtful accounts	2,401	2,167	473
Deferred income taxes	—	680	—
Non-cash provision for restructuring	1,002	108	18
Reorganization items, net	4,398	5,654	18,434
Insurance proceeds	—	2,143	—
Minority interest	72	(75)	26
Amortization of deferred financing costs	1,347	—	1,251
Changes in assets and liabilities, excluding effects of Fresh Start accounting, acquisitions and divestitures:
Receivables	10,342	(41,745)	45,924
Inventories	(51,451)	(12,408)	(10,873)
Prepaid expenses and other	(13,199)	(2,378)	286
Payables	19,007	32,464	(20,967)
Accrued expenses	(17,208)	(28,982)	(20,564)
Noncurrent liabilities	(7,210)	(3,443)	(294)
Other, net	9,199	31,360	9,898

Net cash used in operating activities	(44,401)	(13,648)	(7,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,861)	(44,577)	(7,152)
Proceeds from sales of assets	19,657	20,962	2,800

Net cash used in investing activities	(18,204)	(23,615)	(4,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term borrowings	13,963	4,174	2,425
Repayments under Senior Notes	—	—	(110,082)
Borrowings under Credit Facility	—	168,593	621,258
Repayments under Credit Facility	(12,804)	(169,332)	(452,875)
Currency Swap	(12,084)	—	—
Increase (decrease) in other debt	36,081	(2,036)	(2,412)
Financing costs and other	—	(682)	(23,146)

Net cash provided by financing activities	25,156	717	35,168

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,375)	3,031	(1,447)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(39,824)	(33,515)	22,183
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	76,696	59,596	37,413

CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,872	$26,081	$59,596

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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
     On April 15, 2002, the “Petition Date”, Exide Technologies, together with certain of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On November 21, 2002, two additional wholly owned, non-operating subsidiaries of Exide filed voluntary petitions for reorganization under Chapter 11 in the Bankruptcy Court. All of the cases were jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125KJC.
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
     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of the covenants of its current borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 13. On February 1, 2006, the Company obtained amendments to its Senior Secured Credit Facility (the “Credit Agreement”) which, provided $46,200 of additional borrowings, eliminated scheduled amortization payments during the term of the facility, eliminated most financial covenants, relaxed the covenant related to minimum earnings before interest, taxes, depreciation, amortization and restructuring (“Adjusted EBITDA”, previously referred to as “EBITDAR”), modified covenants for the maximum capital expenditures and leverage ratios for permitted acquisitions, expanded the amount of non-core asset sale proceeds to be retained by the Company and enhanced existing call protection for the lenders as well as extended such call protection to include outstanding amounts of the Company’s revolving loan facility.
     As of February 9, 2006, the Company believes, based upon its financial forecast and plans, that it will comply with the Credit Agreement covenants for at least through December 31, 2006. It should be noted, however, that in the past management has had difficulty in accurately predicting the Company’s performance and covenant compliance. This uncertainty with respect to the Company’s ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2005. Failure to comply with the Credit Agreement covenants, without waiver, would result in a default under the Credit Agreement. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
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
(2) WARRANTS
     In connection with the consummation of the Plan, the Company agreed to issue Warrants entitling the holders to purchase up to 6,250,000 shares of new common stock at an exercise price of $32.11 per share (the number of Warrants issuable being subject to adjustments allowed for by the claims reconciliation and allowance process set forth in the Plan.) The Warrants are exercisable through May 5, 2011. The exercise price, the number of shares purchasable upon the exercise of each Warrant and the number of Warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. The Company has accounted for the Warrants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Because the Warrant Agreement provides for a cash settlement upon a change in control under certain specified conditions, the Warrants have been accounted for and classified as a liability in the condensed consolidated balance sheets. Upon the adoption of Fresh Start reporting, on the Effective Date, May 5, 2004, the Warrants were valued using Black Scholes principles and ascribed a fair value of approximately $74,300, reflecting the underlying enterprise value of the Company underlying the Plan. In accordance with EITF Issue No. 00-19 and SFAS 150, the Warrants have been marked-to-market based upon quoted market prices. This mark-to-market resulted in recognition of unrealized gain of $1,750, $5,813, $9,500, and $61,488, respectively for the three months ended December 31, 2005 and 2004, for the nine months ended December 31, 2005, and for the period May 6, 2004 to December 31, 2004, which is reported in Other (income) expense, net in the condensed consolidated statements of operations. Future results of operations may be subject to volatility from changes in the market value of such Warrants.
(3) COMPREHENSIVE INCOME (LOSS)
          Total comprehensive income (loss) and its components are as follows:

	Three Months	Three Months	Nine Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	May 5, 2004
Net income (loss)	$(27,658)	$(439,040)	$(96,390)	$(422,514)	$1,748,564

Additions and changes in fair value of cash flow hedges	—	3,033	—	3,963	—
Reclassification of cash flow hedges to earnings	—	(151)	—	(434)	—
Additions and changes in minimum pension liability	54	—	333	—	—
Change in cumulative translation adjustment	(5,901)	38,316	(29,543)	42,104	(7,591)

Total comprehensive income (loss)	$(33,505)	$(397,842)	$(125,600)	$(376,881)	$1,740,973

(4) REORGANIZATION ITEMS, NET
          Reorganization items, net represent amounts the Company incurred and continues to incur as a result of the Chapter 11 process and are presented separately in the condensed consolidated statements of operations. The following have been incurred:

	Three Months	Three Months	Nine Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	May 5, 2004
Professional fees	$917	$2,725	$2,913	$6,743	$18,515
Interest income	—	—	—	—	(81)
Other	394	(489)	1,485	(1,089)	—

Total reorganization items, net	$1,311	$2,236	$4,398	$5,654	$18,434

Gain on settlement of liabilities subject to compromise and recapitalization	—	—	—	—	(1,558,839)
Fresh Start accounting adjustments	—	—	—	—	(228,371)

Loss (gain) on reorganization items	$1,311	$2,236	$4,398	$5,654	$(1,768,776)

     Net cash paid for reorganization items during the three months ended December 31, 2005 and 2004, the nine months ended December 31, 2005, the period May 6, 2004 to December 31, 2004, and the period April 1, 2004 to May 5, 2004 was $1,818, $2,305, $10,206, $33,967, and $6,074, respectively.
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
     Other
     Other reorganization costs for three months and nine months ended December 31, 2005 primarily represent expenses related to directors and officers liability insurance coverage for directors and officers of the Predecessor Company.
(5) INTANGIBLE ASSETS, NET
     Intangible assets consist of:

		Trademarks and
		Tradenames
	Trademarks and Tradenames	(subject to	Customer
	(not subject to amortization)	amortization)	relationships	Technology	Total
As of March 31, 2005
Gross Amount	$56,331	$12,813	$105,968	$23,781	$198,893
Accumulated Amortization	—	(928)	(4,029)	(1,082)	(6,039)

Net	$56,331	$11,885	$101,939	$22,699	$192,854

As of December 31, 2005
Gross Amount	$56,331	$12,813	$106,339	$23,781	$199,264
Accumulated Amortization	—	(1,687)	(7,382)	(1,966)	(11,035)

Net	$56,331	$11,126	$98,957	$21,815	$188,229

Amortization of intangible assets for the nine month periods ended December 31, 2005 and 2004 was $4,996 and $4,392, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to average $6,600.

(6) INVENTORIES
          Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	December 31, 2005	March 31, 2005
Raw materials	$72,225	$62,552
Work-in-process	76,515	76,097
Finished goods	280,712	259,040

	$429,452	$397,689

(7) OTHER ASSETS
     Other assets consist of:

	December 31, 2005	March 31, 2005
Deposits	10,317	10,211
Capitalized software, net	7,026	10,390
Loan to affiliate	4,930	4,930
Other	3,757	4,214

	$26,030	$29,745

     Deposits above principally represent amounts held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.
(8) DEBT
     At December 31, 2005 and March 31, 2005, short-term borrowings of $14,700 and $1,595, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum.
     Total long-term debt is as follows:

	December 31, 2005	March 31, 2005
Senior Secured Credit Facility	$290,048	$266,470
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015 (1)	23,545	35,693

Total	663,593	652,163
Less—current maturities (2)	24,380	632,116

	$639,213	$20,047

     Total debt including above and short-term borrowings at December 31, 2005 and March 31, 2005 was $678,293 and $653,758, respectively.
(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.

(2)	At March 31, 2005, the Company reclassified its borrowings under the Credit Agreement, the 10.5% Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes as current as a result of a default under the Credit Agreement. During the first fiscal quarter of 2006, the Company secured an amendment and received a waiver of the default described above. With the waiver, the long-term portion of the Credit Agreement and the Notes no longer require classification as current.
(9) INTEREST EXPENSE, NET
     Interest income of $485, $113, $1,335, $1,377 and $21 is included in Interest expense, net for the three months ended December 31, 2005 and 2004, the nine months ended December 31, 2005, the period May 6, 2004 to December 31, 2004 and the period April 1, 2004 to May 5, 2004, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing was recorded in Reorganization items, net in the condensed consolidated statements of operations for the period April 1, 2004 to May 5, 2004. See Note 4.

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
(10) OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net consist of:

	Three Months	Three Months	Nine Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	May 5, 2004
Net loss on asset sales	$9,602	$1,216	$12,270	$1,227	$—
Equity income	(432)	(411)	(1,421)	(1,044)	(164)
Currency (gain) loss	768	(8,630)	12,721	(9,322)	6,283
Loss on revaluation of foreign currency forward contract	—	16,201	—	21,845	—
Gain on revaluation of Warrants	(1,750)	(5,813)	(9,500)	(61,488)	—
Other	(215)	(7,568)	(1,289)	(8,260)	103

	$7,973	$(5,005)	$12,781	$(57,042)	$6,222

(11) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension benefit cost are as follows:

	Three Months	Three Months	Nine Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	May 5, 2004
Service cost	$2,684	2,699	$8,136	$7,018	$856
Interest cost	8,101	8,835	24,585	22,899	2,798
Expected return on plan assets	(5,263)	(5,415)	(15,932)	(14,083)	(1,638)
Amortization	—	—	—	—	839

Net periodic benefit cost	$5,522	6,119	$16,789	$15,834	$2,855

     The components of the Company’s net periodic cost for other post-retirement benefits are as follows:

	Three Months	Three Months	Nine Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	May 5, 2004
Service cost	$25	$23	$75	$43	$—
Interest cost	337	399	1,005	1,016	131
Amortization	—	—	—	—	(31)

Net periodic benefit cost	$362	$422	$1,080	$1,059	$100

     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the past downturn experienced in global equity markets and ongoing benefit payments, the Company’s plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its plans are expected to increase significantly in future fiscal years. The Company has received from the Internal Revenue Service (the “IRS”) a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net and has granted to the Pension Benefit Guaranty Corporation a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries, to secure the unfunded liability. The temporary waiver defers the Company’s minimum contributions for 2003 and 2004 and allows such contributions to be paid over a subsequent five-year period through 2010.
     Based upon the temporary waiver, the Company expects its minimum future aggregate cash contributions to its pension plans from fiscal 2006 through fiscal 2010 will total approximately $210,000 to $230,000, including $32,500 in fiscal 2006. As of December 31 2005, $24,600 of the required fiscal 2006 contributions of $32,500 had been paid.

(12) ENVIRONMENTAL MATTERS
     As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates. For a discussion of environmental matters, see Note 13.
(13) COMMITMENTS AND CONTINGENCIES
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
     On January 20, 2006, the Company made its seventh distribution of new common stock and Warrants.
Historical Federal Plea Agreement
     In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27,500 over five years, to five-years’ probation and to cooperate with the U.S. Attorney in her prosecution of the former officers. Generally, failure to comply with the provisions of the plea agreement, including the obligation to pay the fine, would permit the U.S. Government to reopen the case against the Company. In 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor of the Company’s subsidiary, Exide Illinois, Inc. for $27,900. Also, as previously reported, if the U.S. Government were to assert that the obligation to pay the fine was not discharged under the Plan of Reorganization, the Company could be required to pay it. In December 2004, the U.S. Attorney’s Office requested additional information regarding whether the Company adequately disclosed its financial condition at the time the plea agreement and the associated fine were approved by the U.S. District Court. The Company supplied correspondence and other materials responsive to this request.
     On November 18, 2005 the U.S. Attorney’s Office filed a motion in the District Court for a hearing to make inquiry of the Company’s failure to comply with the Court’s judgment and terms of probation, principally through failure to pay the fine, and a motion to show cause why the Company should not be held in contempt. In its motion, the U.S. Attorney’s Office asserts that Exide Illinois is in default from its nonpayment and is in violation of the terms of probation, and that bankruptcy does not discharge criminal fines and that the Company did not adequately disclose its financial condition at the time the plea agreement and associated fines were approved by the District Court. It is possible that the court may revoke Exide Illinois’ probation, modify the terms or conditions of probation, resentence Exide Illinois, enter a restraining order or injunction, order the sale of property of Exide Illinois, accept a performance bond, enter or adjust a payment schedule, or take any other action necessary to obtain compliance with the order of a fine. If the court finds that Exide Illinois willfully failed to pay a fine, the court could fine Exide Illinois not more than twice the unpaid balance of the fine, if the court determines that a fine is in default, Exide Illinois could have to pay, as a penalty, an additional amount equal to 15% of the principal amount that is in default.” The Company’s response to the motion is due on or before March 10. 2006.
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
     In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17,000 in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. On November 19, 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. PDH subsequently filed a motion to reconsider, and on June 16, 2005, the Bankruptcy Court denied PDH’s motion to reconsider. PDH has appealed the Bankruptcy court’s decisions to the U.S. District Court for the District of Delaware. That court, pursuant to a Standing Order requiring mandatory mediation of all appeals from the Bankruptcy Court, scheduled a mediation in Wilmington, Delaware which took place on November 3, 2005. The appeal will proceed. In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3,100 for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims Exide was obligated to replace. Exide’s answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action have been transferred to the U.S. Bankruptcy Court for the District of Delaware and are currently subject to a stay injunction by that court. The Company plans to vigorously defend itself and pursue its counterclaims.
     From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims received 56 employee claims alleging asbestos-related illnesses. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $260 and $378 in calendar 2003 and 2004, respectively. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $200 and $107 during the same periods to date for the dependents of four such claimants. The Company was not required to indemnify or make any payments in calendar year 2005. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

     The Company’s Shanghai, China subsidiary, Exide Technologies (Shanghai) Company Limited (“Exide Shanghai”), has been the subject of an investigation by the Anti-Smuggling Bureau of the Shanghai Customs Administration (“Anti-Smuggling Bureau”). A report was submitted by the Anti-Smuggling Bureau to the Shanghai Municipal People’s Public Prosecutor’s Office, First Division (“Prosecutor’s Office”). The Prosecutor’s Office rejected the report, and with regard to two supplemental investigatory reports, the Company understands that in both instances no criminal prosecution was recommended against Exide Shanghai, its officers, directors and employees.
     In April 2003, the Company sold its Torrejon, Spain nickel-cadmium plant. The Company has learned that the Torrejon courts are conducting investigation of three petitions submitted to determine whether criminal charges should be filed for alleged injuries and endangerment of workers’ health at the former Torrejon plant. The petitions contain criminal allegations against current and former employees but only allegations of civil liability against the Company. The investigations have been consolidated into one court. The Company has retained counsel in the event that any charges ultimately are filed.
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
     In June 2005, the Company received notice that two former shareholders, Aviva Partners LLC and Robert Jarman, had separately filed purported class action lawsuits against the Company and certain of its current and former officers alleging violations of certain federal securities laws. The cases were filed in the United States District Court for the District of New Jersey purportedly on behalf of those who purchased the Company’s stock between November 16, 2004 and May 17, 2005. The complaints allege that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made during this period by the Company and its officers. The District Judge consolidated the cases for all purposes on August 29, 2005 and is currently considering the shareholders’ motions to be appointed Lead Plaintiff.
          In addition, on October 3, 2005, Murray Capital Management, Inc., a former shareholder and purchaser of the Company’s senior notes, filed a claim in the U.S. District Court for the Southern District of New York against the Company, certain of its current and former officers and Deutsche Bank Securities, Inc., alleging violations of certain federal securities, common law fraud, negligent misrepresentation, breach of fiduciary duty, negligence and unjust enrichment. While Murray’s claims are largely duplicative of those set out in the Aviva and Jarman complaints, Murray also claims that false and misleading statements were made in connection with the Company’s March 2005 issuance of convertible notes and concurrent issuance of senior notes. Murray has not indicated the amount of damages it seeks. The Company has filed a motion to dismiss Murray’s complaint and the plaintiff’s response is due on or before February 25, 2006. Exide and the other named Defendants deny all allegations of wrongdoing made against them in these actions and intend to vigorously defend the lawsuits.
          In October 2005, Deutsche Bank Securities Inc. made formal written demand that the Company indemnify it in connection with the Murray litigation pursuant to the purchase agreement for the Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes. The Company has accepted its indemnification obligations from Deutsche Bank.
          The Company has been informed by the Enforcement Division of the Securities and Exchange Commission (the “SEC”) that it has commenced a preliminary inquiry into statements the Company made earlier this year regarding its ability to comply with fiscal 2005 loan covenants and the going concern modification in the audit report in the Company’s Annual Report on Form 10-K for fiscal 2005. The SEC noted that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company intends to fully cooperate with the inquiry.
          The Company’s Norwegian subsidiary, Exide Sonnak AS, has received notice of claims for property damage in the approximate amount of $5,300 allegedly as the result of a warehouse fire occurring on or about July 8, 2005 in Trondheim, Norway due to an alleged malfunctioning battery charger allegedly manufactured by the Company. The Company and its counsel are evaluating those claims.
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
          As unsecured claims are allowed in the Bankruptcy Court, the Company is required to distribute common stock and Warrants to the holders of such claims. To the extent the government is able to prove the Company is responsible for the alleged contamination at the other Hamburg, Pennsylvania properties and substantiate its estimated $35,000 of additional clean-up costs, and if the Company is unsuccessful in challenging the Third Circuit’s decision above, these claims would ultimately result in an inadequate reserve of common stock and Warrants to the extent not offset by the reconciliation of all other claims for lower amounts than the aggregate reserve. The Company would still retain the right to perform and pay for such cleanup activities, which would preserve the existing reserved common stock and Warrants discussed in this Note 13. It is the Company’s position that it is not liable for the contamination of this area, and that any liability it may have derives from pre-petition events which would be administered as a general, unsecured claim, and consequently no provisions have been recorded in connection therewith.
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of December 31, 2005 and March 31, 2005, the amount of such reserves on the Company’s consolidated balance sheet was approximately $56,058 and $58,500, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.
     The sites that currently have the largest reserves include the following:
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
       Columbus, Georgia
          The Columbus site is a former secondary lead smelter that was mothballed in 1999, which is part of a larger facility that includes an operating lead acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated at $11,600.
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
     Guarantees
          At December 31, 2005, the Company had outstanding letters of credit with a face value of $43,908 and surety bonds with a face value of $30,099. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached an agreement with the surety to maintain its current surety bonds through July 31, 2006. Collateral held by the surety in the form of letters of credit at December 31, 2005, pursuant to the terms of the agreement, was $30,088.
     Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2005, bank guarantees with a face value of $14,876 were outstanding.
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
     A reconciliation of changes in the Company’s consolidated warranty liability follows:

Balance at March 31, 2005	$49,030
Accrual for warranties provided during the period	34,933
Settlements made (in cash or credit) during the period	(36,274)
Currency translation	(1,791)

Balance at December 31, 2005	$45,898

(14) RESTRUCTURING AND IMPAIRMENT
     During fiscal 2006, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the nine months ended December 31, 2005, the Company recognized restructuring and impairment charges of $16,051, representing $10,939 for severance and $5,112 for related closure costs. These charges resulted from actions completed during the nine months ended December 31, 2005 related to consolidation efforts in the Industrial Energy Europe and Rest of World (“ROW”) segment, closure costs for the Company’s Casalnuovo, Italy Industrial facility, corporate severance, headcount reductions in the Transportation Europe and ROW segment, the closure of the Lawrenceville, New Jersey office and fiscal 2006 North America headcount reductions in corporate and in the Transportation North America and Industrial Energy North America segments. Approximately 247 positions have been eliminated in connection with the fiscal 2006 restructuring activities. Summarized restructuring reserve activity follows:

	Severance	Closure
	Costs	Costs	Total
Balance at March 31, 2005	$27,018	$9,137	$36,155
Charges, Nine Months ended December 31, 2005	10,939	5,112	16,051
Payments and currency translation	(27,721)	(6,924)	(34,645)

Balance at December 31, 2005	$10,236	$7,325	$17,561

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
(15) NET INCOME (LOSS) PER SHARE
     Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, while diluted net income (loss) per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net income (loss) per share for the three months ended December 31, 2005 and 2004, the nine months ended December 31, 2005, and the period May 6, 2004 to December 31, 2004.
     For the three months and nine months ended December 31, 2005, the three months ended December 31, 2004 and the period May 6, 2004 to December 31, 2004, the Company incurred a net loss, therefore, dilutive common stock equivalents were not used in the calculation of loss per share as they would have an anti-dilutive effect.
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
(16) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R effective April 1, 2006. The Company is currently assessing the impact that SFAS 123R will have on its financial position and results of operations.
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
(17) SEGMENT INFORMATION
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
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended December 31, 2005
	Transportation		Industrial Energy
		Europe and		Europe and
	North America	ROW	North America	ROW	Other (a)	Consolidated
Net sales	$237,650	$219,709	$67,292	$208,791	—	$733,442
Gross profit	27,184	33,646	14,089	43,914	—	118,833
Income (loss) before reorganization items, income taxes and minority interest	3,741	12,402	(4,245)	14,343	(49,028)	(22,787)

	For the Three Months Ended December 31, 2004
	Transportation		Industrial Energy
		Europe and		Europe and
	North America	ROW	North America	ROW	Other (a)	Consolidated
Net sales	$216,092	$242,694	$55,617	$213,499	—	$727,902
Gross profit	33,871	38,775	13,661	39,444	—	125,751
Income (loss) before reorganization items, income taxes and minority Interest	(108,949)	(103,283)	(30,424)	(106,564)	(53,221)	(402,441)

	For the Nine Months Ended December 31, 2005
	Transportation		Industrial Energy
		Europe and		Europe and
	North America	ROW	North America	ROW	Other (a)	Consolidated
Net sales	$681,799	$587,054	$207,770	$612,636	—	$2,089,259
Gross profit	86,580	76,311	41,140	120,911	—	324,942
Income (loss) before reorganization items, income taxes and minority interest	11,399	15,226	5,118	31,341	(152,432)	(89,348)

	For the Period May 6, 2004 to December 31, 2004
	Transportation		Industrial Energy
		Europe and		Europe and
	North America	ROW	North America	ROW	Other (a)	Consolidated
Net sales	$567,720	$539,080	$141,166	$515,463	—	$1,763,429
Gross profit	83,984	80,071	32,567	88,940	—	285,562
Income (loss) before reorganization items, income taxes and minority interest	(99,058)	(95,265)	(24,835)	(103,453)	(63,542)	(386,153)

	For the Period April 1, 2004 to May 5, 2004
	Transportation		Industrial Energy
		Europe and		Europe and
	North America	ROW	North America	ROW	Other (a)	Consolidated
Net sales	$75,299	$58,927	$19,193	$61,188	—	$214,607
Gross profit	11,121	7,850	4,775	11,724	—	35,470
Income (loss) before reorganization items, income taxes and minority interest	2,413	691	1,607	1,914	(29,293)	(22,668)

(a)	Other includes shared services and corporate expenses, interest expense, net, currency remeasurement losses (gains), and gains on revaluation of Warrants.

(b)	For the three months and nine months ended December 31, 2005, gross profit and income (loss) before reorganization items, income taxes and minority interest for Transportation North America and Industrial Energy North America reflect a change in the allocation of lead costs between the two segments as compared to the prior period. The amounts for Industrial Energy North America would have been higher and Transportation North America lower by $1,614 and $4,643, respectively, if the allocation change had not been made.
(18) STOCK-BASED COMPENSATION PLANS
     The Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose pro forma effects of the plans on a net income (loss) and earnings (loss) per share basis as provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company did not recognize compensation expense with respect to options that had an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Had compensation expense for these options been recognized based on fair value at the grant dates under the related provisions of SFAS No. 123, the pro forma net income (loss) and net income (loss) per share would have been as follows:

	Three Months	Three Months	Nine Months	Period	Period
	Ended	Ended	Ended	May 6, 2004 to	April 1, 2004 to
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	May 5, 2004
Net income (loss), as reported	$(27,658)	$(439,040)	$(96,390)	$(422,514)	$1,748,564
Less: stock based compensation expense determined under the fair value based method	(337)	—	(810)	—	(86)

Pro forma, net income (loss)	$(27,995)	$(439,040)	$(97,200)	$(422,514)	$1,748,478

Basic and diluted net income (loss) per share
As reported	$(1.11)	$(17.56)	$(3.86)	$(16.90)	$63.86

Pro forma	$(1.12)	$(17.56)	$(3.88)	$(16.90)	$63.85

(19) SUBSEQUENT EVENTS
     On February 1, 2006, the Company obtained amendments to the Credit Agreement which provided $46,200 of additional borrowings, eliminated scheduled amortization payments during the term of the facility, eliminated most financial covenants, relaxed the covenant related to Adjusted EBITDA,modified covenants for the maximum capital expenditures and leverage ratios for permitted acquisitions, expanded the amount of non-core asset sale proceeds to be retained by the Company and enhanced existing call protection for the lenders as well as extended such call protection to include outstanding amounts of the Company’s revolving loan facility.
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
     Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-Q and those included in Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on September 14, 2005 for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 13 to the condensed consolidated financial statements.
Executive Overview
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
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of the Company’s cost of goods sold. The market price of lead is subject to fluctuations. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average of the lead prices quoted on the London Metal

Exchange (“LME”) increased from $901.00 (per metric tonne) for the nine months ended December 31, 2004 to $976.00 for the nine months ended December 31, 2005. At February 3, 2006, the quoted price on the LME was $1,415.00 per metric tonne. The Company is also experiencing higher costs for other raw materials, including, polypropylene. To the extent that lead remains at current levels and the Company is unable to pass on these higher material costs to its customers, its financial performance is adversely impacted.
     Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process principally natural gas at its smelters and diesel fuel for distribution of its products. The Company seeks to recoup these increased energy costs through surcharges. To the extent the Company is unable to pass on these higher energy costs to its customers, its financial performance is adversely impacted.
     Competition. The global transportation and industrial energy battery markets, particularly in North America and Europe, are highly competitive. In recent years, competition has continued to intensify and is impacting the Company’s ability to pass along increased prices to keep pace with rising production costs. This competition has been exacerbated by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting our markets.
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales, expenses, assets and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the nine months ended December 31, 2005, approximately 51% of the Company’s net sales were generated in Europe. Further, approximately 61% of the Company’s aggregate accounts receivable and inventory as of December 31, 2005 were held by its European subsidiaries.
     Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, telecommunications and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results. The Company has adopted a position that it is no longer willing to accept business that provides unacceptable profit margins. Resulting pricing actions have caused and may cause additional customer losses.
     Seasonality and weather. The Company sells a disproportionate share of its automotive aftermarket batteries during the fall and early winter (the Company’s second and third fiscal quarters). Retailers buy automotive batteries during these periods so they will have sufficient inventory for cold weather periods. In addition, many of the Company’s industrial battery customers in Europe do not place their battery orders until the end of the calendar year. The impact of seasonality on sales has the effect of increasing the Company’s working capital requirements and also makes the Company more sensitive to fluctuations in the availability of liquidity.
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
Third Quarter of Fiscal 2006 Highlights and Outlook
     The Company’s reported results continued to be impacted in the third quarter of fiscal 2006 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries and energy costs used in the manufacturing and distribution of the Company’s products.
     In the North American market, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. This helps the Company in North America control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For the third quarter of fiscal 2006, the average cost of spent batteries has increased approximately 45% versus the third quarter of fiscal 2005. Therefore, the higher market price of lead with respect to North American manufacturing continues to impact results. The Company continues to take selective pricing actions and attempts to secure higher spent battery return rates to help mitigate these risks.
     In Europe, the Company’s lead requirements are mainly obtained from third-party suppliers. Because of the Company’s exposure to lead market prices in Europe and based on historical price increases and apparent volatility in lead prices, the Company has implemented several measures to offset higher lead prices including selective pricing actions, lead price escalators, lead hedging and entering into long-term lead supply contracts. In addition, the Company has automatic price escalators with many original equipment manufacturer (“OEM”) customers. The Company currently recycles a small portion of its lead requirements in its

European facilities.
     The Company expects that these higher lead and other commodity costs will continue to put pressure on the Company’s financial performance. However, the selective pricing actions, lead price escalators in some contracts, lead hedging, long-term lead supply contracts and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lags the rise in market prices of lead and other commodities. Both price escalators and fuel surcharges are subject to the risk of customer acceptance.
     In addition to managing of the impact of higher lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies for fiscal 2006 are:
     (i) Successful execution and completion of the Company’s ongoing restructuring plans, and organizational realignment of divisional and corporate functions resulting in further headcount reductions, principally in selling, general and administrative functions globally.
     (ii) Actions to improve the Company’s liquidity and operating cash flow through aggressive working capital reduction plans, the sales of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives and closely managing capital expenditures.
     (iii) Continuing to reduce costs, improve customer service and satisfaction through enhanced quality and reduced lead times. The Company is continuing to drive these strategies through its Take Charge initiative, including a limited engagement as with the principal consultant for maximum transferability of skills and knowledge to ensure sustainability, as well as its EXCELL lean supply chain initiative, improved and focused supplier procurement initiatives across the Company and reductions in salaried headcount and discretionary spending.
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
Results of Operations
Three months ended December 31, 2005 compared with three months ended December 31, 2004
   Overview
     Net loss for the third quarter of fiscal 2006 was $27,658 versus the third quarter of fiscal 2005 net loss of $439,040. Third quarter fiscal 2006 results include restructuring costs of $6,511, continuing reorganization items in connection with the bankruptcy of $1,311, a $9,602 net loss on asset sales and a gain on revaluation of Warrants of $1,750. Third quarter fiscal 2005 results include restructuring costs of $5,713, reorganization items in connection with the bankruptcy of $2,236, an income tax charge of $34,484 primarily related to a change in valuation allowances, gain on revaluation of Warrants of $5,813 and a goodwill impairment charge of $399,388. In addition, net currency remeasurement (gain) loss of $768 and ($8,630), primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the third quarter of fiscal 2006 and 2005, respectively. Third quarter of fiscal 2005 included a loss on foreign currency contract of $16,201.
     Net sales were $733,442 in the third quarter of fiscal 2006 versus $727,902 in the third quarter of fiscal 2005. Currency negatively impacted net sales in the third quarter of fiscal 2006 by approximately $35,877. Net sales excluding currency impact were higher as a result of lead and other related pricing actions and higher volumes in the Company’s Industrial businesses.
     Transportation North America net sales were $237,650 in the third quarter of fiscal 2006 versus $216,092 in the third quarter of fiscal 2005. The increase resulted from higher volumes in the Aftermarket and OEM channels as well as the impact of pricing actions.
     Transportation Europe and ROW net sales were $219,709 in the third quarter of fiscal 2006 versus $242,694 in the third quarter of fiscal 2005. Net sales for the quarter were adversely affected by $18,330 of net foreign exchange rate fluctuations and by lower aftermarket channel volumes resulting from continued competitive activities partially offset by higher OEM channel volume.
     Industrial Energy North America net sales in the third quarter of fiscal 2006 were $67,292 versus $55,617 in the third quarter of fiscal 2005. The increase was primarily attributable to volume growth and lead related and other pricing actions, and was partially offset by the recognition (in the third quarter of fiscal 2005) of approximately $3,000 of previously deferred income on a customer agreement under which the contract ended and the Company fulfilled its obligation.
     Industrial Energy Europe and ROW net sales in the third quarter of fiscal 2006 were $208,791 versus $213,499 in the third quarter of fiscal 2005. Currency negatively impacted net sales in the third quarter of fiscal 2006 by approximately $17,547. Sales increased slightly on a local currency basis due to higher volumes and favorable pricing, but declined in USD due to an approximate 8% decline in the Euro in the third quarter of fiscal 2006 versus the third quarter of fiscal 2005.
   Gross Profit
     Gross profit was $118,833 or 16% of net sales in the third quarter of fiscal 2006 versus $125,751 or 17% of net sales in the third quarter of fiscal 2005. Currency negatively impacted gross profit in the third quarter of fiscal 2006 by approximately $6,530. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs and other commodity costs only partially recovered by higher average selling prices.
     Transportation North America gross profit was $27,184 or 11% of net sales in the third quarter of fiscal 2006 versus $33,871 or 16% of net sales in the third quarter of fiscal 2005. The effect of higher raw material and logistics costs associated with freight were partially offset by higher average selling prices and a favorable change of approximately $1,614 in the allocation of lead costs between Transportation North America and Industrial Energy North America.
     Transportation Europe and ROW gross profit was $33,646 or 15% of net sales in the third quarter of fiscal 2006 versus $38,775 or 16% of net sales in the third quarter of fiscal 2005. Currency negatively impacted gross profit in the third quarter of fiscal 2006 by approximately $2,832. The remainder of the decrease in the quarter was primarily due to lower sales volumes exacerbated by higher raw material costs partially offset by the benefit of increased productivity and other efficiencies.
     Industrial Energy North America gross profit was $14,089 or 21% of net sales in the third quarter of fiscal 2006 versus $13,661 or 25% of net sales in the third quarter of fiscal 2005. Gross profit was higher primarily due to higher sales volume, partially offset by higher lead and other commodity costs not fully recovered through price increases, an unfavorable change of approximately $1,614 in the allocation of lead costs between Transportation North America and Industrial Energy North America, and previously deferred income on a customer agreement under which the Company fulfilled its obligations in the third quarter of fiscal 2005.
     Industrial Energy Europe and ROW gross profit was $43,914 or 21% of net sales in the third quarter of fiscal 2006 versus $39,444 or 18% of net sales in the third quarter of fiscal 2005. Currency negatively impacted Industrial Energy Europe and ROW gross profit in the third quarter of fiscal 2006 by approximately $3,698. Gross profit was positively impacted by price increases, higher volume, and expanded military sales, partially offset by higher lead and other commodity costs.
     Expenses
     Expenses were $141,620 in the third quarter of fiscal 2006 versus $528,192 in the third quarter of fiscal 2005. The third quarter fiscal 2005 was negatively impacted by the impairment of goodwill in the amount of $399,388. Expenses included restructuring charges of $6,511 in the third quarter of fiscal 2006 and $5,713 in the third quarter of fiscal 2005. Foreign currencies favorably impacted expenses by approximately $2,293 in the third quarter of fiscal 2006. The change in expenses was attributable to the following matters: (i) third quarter fiscal 2005 included a loss on revaluation of foreign currency forward contract of $16,201; (ii) interest, net increased $6,676 principally due to higher interest rates and higher debt levels; (iii) fiscal 2006 and fiscal 2005 third quarter expenses included currency remeasurement loss (gain) of $768 and ($8,630), respectively, included in Other (income) expense, net; (iv) third quarter fiscal 2006 and 2005 expenses include gain on revaluation of Warrants of $1,750 and $5,813, included in Other (income) expense, net; and (v) third quarter fiscal 2006 and 2005 expenses include loss on sale of assets of $9,602 and $1,216, included in other (income) expense, net. The third quarter of fiscal 2005 was negatively impacted by a charge for the impairment of goodwill in the amount of $399,388.
     Transportation North America expenses were $23,443 in the third quarter of fiscal 2006 versus $142,820 in the third quarter of fiscal 2005. Expenses in the third quarter of last year were $20,759 before a goodwill impairment charge of $122,061. The increase in expenses before goodwill impairment was due mainly to increased branch distribution costs associated with higher volumes and increased cost of fuel.
     Transportation Europe and ROW expenses were $21,244 in the third quarter of fiscal 2006 versus $142,058 in the third quarter of fiscal 2005. Expenses in the third quarter of fiscal 2005 were $24,486 before a goodwill impairment charge of $117,572. The decrease in expenses before goodwill impairment was due mainly to lower selling and marketing costs, lower headcount and a general reduction in other administrative expenses.
     Industrial Energy North America expenses were $18,334 in the third quarter of fiscal 2006 versus $44,085 in the third quarter of fiscal 2005. Expenses in the third quarter of fiscal 2005 were $6,701 before a goodwill impairment charge of $37,384. The increase in expenses before goodwill impairment was due mainly to approximately $10,100 of restructuring and impairment charges associated with closing a manufacturing facility in Kankakee, Illinois during the third quarter of fiscal 2006.
     Industrial Energy Europe and ROW expenses were $29,571 in the third quarter of fiscal 2006 versus $146,008 in the third quarter of fiscal 2005. Currency favorably impacted Industrial Energy Europe and ROW expenses in the third quarter of fiscal 2006 by approximately $2,534. Expenses in the third quarter of fiscal 2005 were $23,637 before a goodwill impairment charge of $122,371. The increase in expenses before goodwill impairment is due to higher selling, marketing and administrative expenses associated with higher volumes.
     Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), and gain on revaluation of Warrants, were $49,028 in the third quarter of fiscal 2006 versus $53,221 in the third quarter of fiscal 2005. Fiscal 2006 and 2005 third quarter expenses included a gain on revaluation of Warrants of $1,750 and $5,813, respectively. Fiscal 2006 and 2005 third quarter expenses also included currency remeasurement loss (gain) of $768 and ($8,630), respectively. The third quarter of fiscal 2005 included a $16,201 loss on revaluation of foreign currency forward contract. Corporate expenses were $31,606 and $39,735 in the third quarters of fiscal 2006 and fiscal 2005, respectively. This decrease was primarily due to the Company’s cost reduction programs partially offset by costs associated with Sarbanes-Oxley startup costs and corporate severance costs in fiscal year 2005. Interest expense, net was $18,404 in the third quarter of fiscal 2006 versus $11,728 in the third quarter of fiscal 2005. The increase is principally due to higher debt and interest cost levels.
     Loss before reorganization items, income taxes, and minority interest was $22,787, or 3% of net sales in the third quarter of fiscal 2006 versus $402,441, or 55% of net sales in the third quarter of fiscal 2005, due to the items discussed above.
     Transportation North America income (loss) before reorganization items, income taxes, and minority interest was $3,741, or 2% of net sales in the third quarter of fiscal 2006 versus ($108,949) or (50%) of net sales in the third quarter of fiscal 2005, due to the items discussed above. The third quarter of fiscal 2005 included a goodwill impairment charge of $122,061.
     Transportation Europe and ROW income (loss) before reorganization items, income taxes, and minority interest was $12,402, or 6 % of net sales in the third quarter of fiscal 2006 versus ($103,283), or 42% of net sales in the third quarter of fiscal 2005, due to the items discussed above. The third quarter of fiscal 2005 included a goodwill impairment charge of $117,572.
     Industrial Energy North America income (loss) before reorganization items, income taxes, and minority interest was ($4,245) or (6%) of net sales in the third quarter of fiscal 2006 versus ($30,424), or (55%) of net sales in the third quarter of fiscal 2005, due to the items discussed above. The third quarter of fiscal 2005 included a goodwill impairment charge of $37,384.
     Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, and minority interest was $14,343, or 7% of net sales in the third quarter of fiscal 2006 versus ($106,564), or (50%) of net sales in the third quarter of fiscal 2005, due to the items discussed above. The third quarter of fiscal 2005 included a goodwill impairment charge of $122,371.
   Reorganization items
     Reorganization items, net, represent amounts the Company incurred and continues to incur as a result of the Chapter 11 filing. See Note 4 to the condensed consolidated financial statements.

   Income Taxes
     In the third quarter of fiscal 2006, the Company recorded income tax expense of $3,528 on a pre-tax loss of $24,098. In the third quarter of fiscal 2005, income tax expense of $34,484 was recorded on a pre-tax loss of $404,677. The effective tax rate was (15.1%) and (8.5%) in the third quarter of fiscal 2006 and 2005, respectively. The effective tax rate for the third quarters of fiscal 2006 and fiscal 2005 were impacted by the generation of income in tax-paying jurisdictions, principally northern Europe, Australia and Canada, substantially offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., France, Italy and the United Kingdom.
Nine months ended December 31, 2005 compared with nine months ended December 31, 2004
   Overview
     Net loss for the first nine months of fiscal 2006 was $96,390 versus the first nine months of fiscal 2005 net income of $1,326,050. First nine months fiscal 2006 results include restructuring costs of $16,051, continuing reorganization items in connection with the bankruptcy of $4,398, net currency remeasurement loss of $12,721, net loss on asset sales of $12,270, and a gain on revaluation of Warrants of $9,500. First nine months fiscal 2005 results include a $399,388 goodwill impairment charge, restructuring costs of $13,588, reorganization items in connection with the bankruptcy of $24,088, gain on discharge of liabilities subject to compromise of $1,558,839, gain on revaluation of Warrants of $61,488, income tax charge of $28,300 primarily resulting from change in valuation allowance and gain on Fresh Start accounting adjustments of $228,371. In addition, net currency remeasurement gain of $3,039 and revaluation of foreign currency contract of $21,845, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the first nine months of fiscal 2005.
   Net Sales
     Net sales were $2,089,259 in the first nine months of fiscal 2006 versus $1,978,036 in the first nine months of fiscal 2005. Currency negatively impacted net sales in the first nine months of fiscal 2006 by approximately $16,115. Net sales excluding currency impact were higher as a result of lead and other related pricing actions and higher volumes in the Company’s Industrial businesses and Transportation North America.
     Transportation North America net sales were $681,799 in the first nine months of fiscal 2006 versus $643,019 in the first nine months of fiscal 2005. The increase resulted from higher sales volumes and the continued favorable impact of pricing actions.
     Transportation Europe and ROW net sales were $587,054 in the first nine months of fiscal 2006 versus $598,007 in the first nine months of fiscal 2005. Currency negatively impacted net sales in the first nine months of fiscal 2006 by approximately $8,606. Net sales for the first nine months of fiscal 2006 were lower than the first nine months of fiscal 2005 due to unfavorable market channel mix and lower volumes.
     Industrial Energy North America net sales in the first nine months of fiscal 2006 were $207,770 versus $160,359 in the first nine months of fiscal 2005. The increase was primarily attributable to volume growth and lead related and other pricing actions, partially offset by the recognition (in the first nine months of fiscal 2005) of approximately $3,000 of previously deferred income on a customer agreement under which the contract ended and the Company fulfilled its obligation.
     Industrial Energy Europe and ROW net sales in the first nine months of fiscal 2006 were $612,636 versus $576,651 in the first nine months of fiscal 2005. Currency negatively impacted net sales in the first nine months of fiscal 2006 by approximately $7,509. The increase was primarily due to higher volumes and higher average selling prices due to lead and other related pricing actions, partially offset by competitive pricing pressures in the OEM and aftermarket channels.
   Gross Profit
     Gross profit was $324,942 or 16% of net sales in the first nine months of fiscal 2006 versus $321,032 or 16% of net sales in the first nine months of fiscal 2005. Currency negatively impacted gross profit in the first nine months of fiscal 2006 by approximately $3,223. Gross profit increased due to higher volumes partially offset by higher lead costs (average LME prices were $976.00 per metric tonne in the first nine months of fiscal 2006 versus $901.00 per metric tonne in the first nine months of fiscal 2005), and increases in other commodity costs only partially recovered by higher average selling prices.
     Transportation North America gross profit was $86,580 or 13% of net sales in the first nine months of fiscal 2006 versus $95,105 or 15% of net sales in the first nine months of fiscal 2005. The effect of higher lead and other commodity costs continued to affect margins and was partially offset by higher average selling prices and a favorable change of approximately $4,643 in the allocation of lead costs between Transportation North America and Industrial Energy North America.
     Transportation Europe and ROW gross profit was $76,311, or 13% of net sales in the first nine months of fiscal 2006 versus $87,921 or 15% of net sales in the first nine months of fiscal 2005. Currency negatively impacted gross profit in the first nine months of fiscal 2006 by approximately $1,506. The decrease was primarily due to lower sales volumes and higher lead and other commodity costs.
     Industrial Energy North America gross profit was $41,140 or 20% of net sales in the first nine months of fiscal 2006 versus $37,342 or 23% of net sales in the first nine months of fiscal 2005. Gross profit was higher primarily due to higher sales volume, partially offset by higher lead and other commodity costs not fully recovered through price increases, an unfavorable change of approximately $4,643 in the allocation of lead costs between Transportation North America and Industrial Energy North America, and previously deferred income on a customer agreement under which the Company fulfilled its obligations in the third quarter of fiscal 2005. Product mix also negatively impacted gross margin.
     Industrial Energy Europe and ROW gross profit was $120,911 or 20% of net sales in the first nine months of fiscal 2006 versus $100,664 or 18% of net sales in the first nine months of fiscal 2005. Currency positively impacted Industrial Energy Europe and ROW gross profit in the first nine months of fiscal 2006 by approximately $1,717. Gross profit was positively impacted by price increases, higher volume, and expanded military sales, partially offset by higher lead and other commodity costs.
   Expenses
     Expenses were $414,290 in the first nine months of fiscal 2006 versus $729,853 in the first nine months of fiscal 2005. Expenses for the first nine months of fiscal 2005 included goodwill impairment of $399,388. Expenses included restructuring charges of $16,051 in the first nine months of fiscal 2006 and $13,588 in the first nine months of fiscal 2005. Stronger foreign currencies favorably impacted expenses by approximately $1,028 in the first nine months of fiscal 2006. The change in expenses was impacted by the following matters: (i) first nine months fiscal 2006 selling, marketing and advertising costs and general and administration costs were unfavorably impacted by recruiting costs, relocation costs, professional fees, and costs for Sarbanes-Oxley efforts; (ii) interest, net increased $13,128 principally due to higher debt and interest levels; (iii) fiscal 2006 and fiscal 2005 first nine months expenses included currency remeasurement loss (gain) of $12,721 and ($3,039), respectively, included in Other (income) expense, net; (iv) first nine months fiscal 2006 and 2005 expenses include gains on revaluation of Warrants of $9,500 and $61,488, respectively, included in Other (income) expense, net and (v) nine months of fiscal 2005 include recognition of $7,500 insurance recoveries included in other (income) expense, net; (vi) nine months of fiscal 2006 include $12,270 of net loss on asset sales; and (vii) nine months of fiscal 2005 include $21,845 of loss on foreign currency forward contract.
     Transportation North America expenses were $75,181 in the first nine months of fiscal 2006 versus $191,750 in the first nine months of fiscal 2005. Expenses in the first nine months of fiscal 2005 were $72,235 before a goodwill impairment charge of $122,061. The increase in expenses was primarily due to higher branch operating costs partially offset by an improvement in customer collection of previously aged accounts receivable reducing current period bad debt costs.
     Transportation Europe and ROW expenses were $61,085 in the first nine months of fiscal 2006 versus $182,495 in the first nine months of fiscal 2005. Currency favorably impacted Transportation Europe and ROW expenses in the first nine months of fiscal 2006 by approximately $585. Expenses in the first nine months of fiscal 2005 were $64,923 before a goodwill impairment charge of $117,572. The decrease in expenses before goodwill impairment was due mainly to lower selling, and general and administrative costs.
     Industrial Energy North America expenses were $36,022 in the first nine months of fiscal 2006 versus $60,570 in the first nine months of fiscal 2005. Expenses in the first nine months of fiscal 2005 were $23,186 before a goodwill impairment charge of $37,384. The increase in expenses before goodwill impairment was due mainly to approximately $10,100 of restructuring and impairment charges associated with closing a manufacturing facility in Kankakee, Illinois during the third quarter of fiscal 2006.
     Industrial Energy Europe and ROW expenses were $89,570 in the first nine months of fiscal 2006 versus $202,203 in the first nine months of fiscal 2005. Currency favorably impacted Industrial Energy Europe and ROW expenses in the first nine months of fiscal 2006 by approximately $1,125. Expenses in the first nine months of fiscal 2005 were $79,832 before a goodwill impairment charge of $122,371. The increase in expenses before goodwill impairment was due mainly to the receipt of business interruption insurance proceeds of $7,500 in fiscal 2005.
     Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), and gain on revaluation of Warrants, were $152,432 in the first nine months of fiscal 2006 versus $92,835 in the first nine months of fiscal 2005. Fiscal 2006 and 2005 first nine months expenses included gains on revaluation of Warrants of $9,500 and $61,488, respectively. Fiscal 2005 expenses included a loss on revaluation of a foreign currency forward contract of $21,845. Fiscal 2006 and 2005 first nine months expenses included currency remeasurement loss (gain) of $12,721 and ($3,039), respectively. Corporate expenses were $98,048 and $97,482 in the first nine months of fiscal 2006 and fiscal 2005, respectively. Interest expense, net was $51,163 in the first nine months of fiscal 2006 versus $38,035 in the first nine months of fiscal 2005. The increase is principally due to higher debt and interest levels.
     Loss before reorganization items, income taxes, and minority interest was $89,348, or 4% of net sales in the first nine months of fiscal 2006 versus $408,821 or 21% of net sales in the first nine months of fiscal 2005, due to the items discussed above.

     Transportation North America income (loss) before reorganization items, income taxes, and minority interest was $11,399, or 2% of net sales in the first nine months of fiscal 2006 versus ($96,645) or (15%) of net sales in the first nine months of fiscal 2005, due to the items discussed above. The first nine months of fiscal 2005 included a goodwill impairment charge of $122,061.
     Transportation Europe and ROW income (loss) before reorganization items, income taxes, and minority interest was $15,226 or 3% of net sales in the first nine months of fiscal 2006 versus ($94,574) or (16%) of net sales in the first nine months of fiscal 2005, due to the items discussed above. The first nine months of fiscal 2005 included a goodwill impairment charge of $117,572.
     Industrial Energy North America income (loss) before reorganization items, income taxes, and minority interest was $5,118, or 3% of net sales in the first nine months of fiscal 2006 versus ($23,228) or (14%) of net sales in the first nine months of fiscal 2005, due to the items discussed above. The first nine months of fiscal 2005 included a goodwill impairment charge of $37,384.
     Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, and minority interest was $31,341, or 5% of net sales in the first nine months of fiscal 2006 versus ($101,539), or (18%) of net sales in the first nine months of fiscal 2005, due to the items discussed above. The first nine months of fiscal 2005 included a goodwill impairment charge of $122,371.
   Reorganization items
     Reorganization items, net, represent amounts the Company incurred as a result of the Chapter 11 filing.
   Gain on discharge of liabilities subject to compromise
     In the first nine months of fiscal 2005, the Company recognized a $1,558,839 gain on discharge of liabilities subject to compromise.
   Fresh Start accounting adjustments, net
     In the first nine months of fiscal 2005, as a result of our adoption of Fresh Start accounting, upon consummation of the Plan, the Company recorded certain adjustments to assets and liabilities to reflect their fair values. The Fresh Start adjustments resulted in a gain of $228,371.
   Income Taxes
     In the first nine months of fiscal 2006, the Company recorded income tax expense of $2,572 on a pre-tax loss of $89,348. In the first nine months of fiscal 2005, income tax expense of $28,300 was recorded on pre-tax income of $1,354,301. The effective tax rate (3%) and 2% in the first nine months of fiscal 2006 and 2005, respectively. The effective tax rate for the first nine months of fiscal 2006 and fiscal 2005 was impacted by the generation of income in tax-paying jurisdictions, principally northern Europe, Australia and Canada, substantially offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., France, Italy and the United Kingdom. The effective tax rate for the nine months of fiscal 2005 was impacted by the gain on discharge of liabilities subject to compromise of $1,558,839, which is exempt from tax in the United States, the non-taxable gain on Fresh Start accounting adjustments of $228,371 and the non-deductibility of the $399,388 goodwill impairment charge. The effective tax rate for the nine months of fiscal 2005 was also impacted by the recognition of $34,500 valuation allowances on tax benefits generated from current year and prior year losses and certain deductible temporary differences in France based on the Company’s assessment that it is more likely than not that the related tax benefits will now not be realized.
Liquidity and Capital Resources
     As of December 31, 2005, the Company had cash and cash equivalents of $36,872 and availability under the Revolving Loan Facility of $12,147 as compared to cash and cash equivalents of $76,696 and availability under the Revolving Loan Facility of $68,814 at March 31, 2005. On February 3, 2006, total liquidity was approximately $71,200, consisting of availability under the revolving term loan facility of $27,500 and an estimated $43,700 in cash and cash equivalents. It should be noted that cash and cash equivalents fluctuate substantially on a daily basis due in part to the timing of account receivable collections, and is subject to reconciliation of the Company’s numerous global accounts.
     On May 5, 2004, the Company entered into a $600,000 Senior Secured Credit Agreement which included a $500,000 Multi-Currency Term Loan Facility and a $100,000 Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40,000. The Credit Agreement is the Company’s most important source of liquidity outside of its cash flows from operations. The Revolving Loan Facility matures on May 5, 2009, while the Term Loan Facility, which includes quarterly principal payments beginning in September 2005, matures on May 5, 2010. The Term Loan Facility and Revolving Loan Facility bear interest at LIBOR plus 5.25% per annum. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are secured by substantially all of the assets of the Company and the subsidiary guarantors.
     The Credit Agreement requires the Company to comply with financial covenants, including a minimum consolidated earnings before interest, taxes, depreciation, amortization and restructuring (“Adjusted EBITDA”) covenant and a leverage ratio of consolidated debt to Adjusted EBITDA for the relevant periods. The Credit Agreement provides for different required covenant amounts and ratios for different periods. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.
     On February 1, 2006, the Company obtained amendments to the Credit Agreement which provided $46,200 of additional borrowings, eliminated scheduled amortization payments during the term of the facility, eliminated most financial covenants, relaxed the covenant related to Adjusted EBITDA,modified covenants for the maximum capital expenditures and leverage ratios for permitted acquisitions, expanded the amount of non-core asset sale proceeds to be retained by the Company and enhanced existing call protection for the lenders as well as extended such call protection to include outstanding amounts of the Company’s revolving loan facility.
     As of February 9, 2006, the Company believes, based upon its financial forecasts and plans, that it will comply with the Credit Agreement covenants for at least through December 31, 2006. It should be noted, however, that in the past management has had difficulty in accurately predicting the Company’s performance and covenant compliance. This uncertainty with respect to the Company’s ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2005, and the Company cannot be certain that a going concern modification will not be issued for fiscal 2006. Failure to comply with the Credit Agreement covenants, without waiver, would result in further defaults under the Credit Agreement. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
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
     In March 2005, the Company issued $290,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2013. Interest is payable semi-annually on March 15 and September 15 for approximately $15,225. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The Indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets. Under the Indenture, proceeds from asset sales (to the extent in excess of a $5,000 threshold) must be applied to offer to repurchase notes to the extent such proceeds exceed $20,000 in the aggregate and are not applied within 365 days to retire Credit Agreement borrowings or the Company’s pension contribution obligations that are secured by a first priority lien on the Company’s assets or to make investments or capital expenditures.
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
     At December 31, 2005, the Company had outstanding letters of credit with a face value of $43,908 and surety bonds with a face value of $30,099. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the surety to maintain its current surety bonds through July 31, 2006. Collateral held by the surety in the form of letters of credit at December 31, 2005, pursuant to the terms of the agreement, was $30,088.
   Sources of Cash
     The Company’s liquidity requirements have been met historically through operations, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.
     The Company generated $19,657 and $23,762 in cash from the sale of non-core businesses and other assets during the nine months ended December 31, 2005 and 2004, respectively. The asset sales in both fiscal 2006 and fiscal 2005 principally relate to the sale of surplus land and buildings.
     Cash flows provided by financing activities were $25,156 and $35,885 during the nine months ended December 31, 2005 and 2004, respectively. Cash flows provided by financing activities in fiscal 2006 relate to an increase in short term borrowings and drawings on the Revolving Loan Facility, partially offset by the Company’s settlement of a foreign currency forward contract with a maturity of May 9, 2005 requiring a cash payment of $12,084. Cash flows provided by financing activities in fiscal 2005 relate primarily to net borrowings from the Credit Agreement net of refinancing of the Predecessor Company’s Replacement DIP Credit Facility and repayment of the 9.125% Senior Notes, offset by financing costs incurred in conjunction with the Credit Agreement.
     Going forward, the Company’s principal sources of liquidity will be cash from operations, borrowings under the Credit Agreement and proceeds from certain asset sales. The Credit Agreement requires that 50% of the proceeds from asset sales be mandatorily applied to pay down outstanding amounts under the Term Loans, except for an amount up to $30,000 of proceeds from the sale of certain assets identified in the February 1, 2006 amendment to the Credit Agreement, of which the Company can retain 100% of such proceeds.
   Uses of Cash
     The Company’s liquidity outflows arise primarily from the funding of working capital needs, obligations on indebtedness, capital expenditures and restructuring initiatives. Greatest cash demands from operations have historically occurred during the months of June through October.
     Cash used in operating activities during the nine months ended December 31, 2005 and 2004 amounted to $51,530 and $20,834, respectively. Comparative cash flows were negatively impacted by the effect of higher lead and other commodity costs and the resultant impact upon the Company’s working capital requirements. Cash flows for both periods included restructuring costs and professional fees associated with the Company’s reorganization. Historically during late summer and fall (second and third quarters), the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company’s working capital needs.
     The Company expects that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2006 and fiscal 2007, including payment of remaining accrued restructuring costs of approximately $16,861 as of December 31, 2005. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources and availability of liquidity.
     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the past downturn experienced in global equity markets and ongoing benefit payments, the Company’s plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its plans are expected to increase significantly in future fiscal years. The Company has received from the Internal Revenue Service (the “IRS”) a temporary waiver of its minimum funding requirements for its North American plans for calendar years 2003 and 2004, amounting to approximately $50,000, net and has granted to the Pension Benefit Guaranty Corporation a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries, to secure the unfunded liability. The temporary waiver defers the Company’s minimum contributions for 2003 and 2004 and allows such contributions to be paid over a subsequent five-year period through 2010. Based upon the temporary waiver, the Company expects its minimum future aggregate cash contributions to its pension plans from fiscal 2006 through fiscal 2010 will total approximately $210,000 to $230,000, including $32,500 in fiscal 2006. As of December 31, 2005, $24,600 of the required fiscal 2006 contributions of $32,500 have been paid.
     Prior to and during the Company’s Chapter 11 proceeding, the Company experienced a tightening of trade credit availability and terms. The Company has not obtained any significant improvement in trade credit terms since its emergence. The Company’s going-concern modification to the audit opinion for fiscal 2005 could result in further tightening of its trade credit. Although the Company does not believe such tightening had a significant impact during the quarter ended December 31, 2005, the Company estimates that available liquidity was reduced by approximately $9,000 as a result of changes in trade terms.
     Capital expenditures were $37,861 and $51,729 during the nine months ended December 31, 2005 and 2004, respectively.
Financial Instruments and Market Risk
     From time to time, the Company uses forward contracts to economically hedge certain currency exposures and certain lead purchasing requirements. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not apply hedge accounting to such commodity contracts as prescribed by SFAS 133. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and certain lead purchasing requirements in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not, and does not intend to enter into contracts for speculative purposes nor be a party to any leveraged instruments.
     The Company’s ability to utilize financial instruments may be restricted because of tightening, and/or elimination of credit availability with counter-parties. If the Company is unable to utilize such instruments, the Company may be exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases, do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $35,080 million and $0 million of foreign currency trade accounts receivable as of December 31, 2005 and March 31, 2005, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Changes to the quantitative and qualitative market risks as of December 31, 2005 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the acting chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the acting chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described within the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
     The certifications of our principal executive officer and acting principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.
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
     With the exception of the remediation actions described below, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described in our Annual Report and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting including the following:
•	We are enhancing established policies and procedures for accounting review of month-end close, account reconciliation processes, journal entries, write-offs, restructuring related entries, impairment reviews and tax related entries. These policies and procedures among many others have been codified in a Global Financial Manual that was rolled out in early November, 2005, and;

•	We have taken steps to reduce the complexity of our consolidation processes, including push-down of responsibility for current consolidation activities to the appropriate levels in the organization.
     Additionally, in response to the material weaknesses identified in our Annual Report, we are proceeding with additional remedial measures, including, but not limited to the following:
•	Improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes;

•	We have finalized an update of our documentation of key controls in most major operating locations of the Company and expect to complete this process early in the fourth fiscal quarter.

•	Detailed testing of compliance with identified key controls has been carried out throughout the third quarter and identified exceptions have been and will continue to be remediated in advance of further scheduled testing in our fiscal fourth quarter.

•	We have hired additional accounting personnel to focus on our ongoing remediation initiatives and compliance efforts;

•	Engaging expert resources to assist with worldwide tax planning and compliance;

•	Re-allocating and/or relocating duties of finance personnel to enhance review and monitoring procedures.
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
     Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs (iv) the Company’s ability to comply with the covenants in its debt agreements or obtain waivers of noncompliance, (v) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (vi) the realization of the tax benefits of the Company’s net operating loss carry forwards, of which is dependent upon future taxable income, (vii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (viii) competitiveness of the battery markets in North America and Europe, (ix) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (x) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xi) the Company’s exposure to fluctuations in interest rates on its variable debt, (xii) the Company’s ability to maintain and generate liquidity to meet its operating needs, (xiii) general economic conditions, (xiv) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xv) the Company’s reliance on a single supplier for its polyethylene battery separators, (xvi) the ability to negotiate a resolution of the claims raised by the U.S. Attorney’s Office for the Southern District of Illinois regarding the $27,500 fine, (xvii) the Company’s ability to successfully pass along increased prices to its customers and (xiii) the Company’s ability to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 to the condensed consolidated financial statements.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4.Submission of Matters to a Vote of Security Holders
None
Item 5.Other Information
None
Item 6. Exhibits

10.1	Sixth Amendment and Covenant to Credit Agreement, dated as of January 25, 2006, among Exide Technologies, a Delaware corporation, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the lenders party thereto, and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 99.1 to the Company’s Report on 8-K dated February 1, 2006.

10.2	Performance Unit Award Summary Document, incorporated by reference to Exhibit 10.1 to the Company’s Report on 8-K dated December 1, 2005.

10.3	Form of Exide Technologies Employee Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Report on 8-K dated December 1, 2005.

31.1	Certification of Gordon Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Acting Chief Financial Officer and Vice President Corporate Controller, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2006	EXIDE TECHNOLOGIES
	By:	/S/ Phillip A. Damaska
Phillip A. Damaska
Acting Chief Financial Officer and Vice President Corporate Controller