Form 10-K
period 2006-03-31
EXIDE TECHNOLOGIES
filed 2006-06-29
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11263
EXIDE TECHNOLOGIES
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-0552730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13000 Deerfield Parkway, Building 200
Alpharetta, Georgia	30004
(Address of principal executive offices)	(Zip Code)
(678) 566-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value	Warrants to subscribe for Common Stock
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2005 was $127,000,000
Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of June 23, 2006, 24,551,008 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held on August 22, 2006, is incorporated by reference in Part III to the extent described therein.

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
     Examples of forward-looking statements include, but are not limited to (a) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance, (d) statements of assumptions, such as the prevailing weather conditions in the Company’s market areas, underlying other statements and statements about the Company or its business and (e) statements regarding the ability to obtain amendments under the Company’s debt agreements.
     Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the Company’s ability to comply with the covenants in its debt agreements or obtain waivers of noncompliance, (v) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (vi) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (vii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (viii) competitiveness of the battery markets in North America and Europe, (ix) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (x) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xi) the Company’s exposure to fluctuations in interest rates on its variable debt, (xii) the Company’s ability to maintain and generate liquidity to meet its operating needs, (xiii) general economic conditions, (xiv) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xv) the Company’s reliance on a single supplier for its polyethylene battery separators, (xvi) the Company’s ability to successfully pass along increased material costs to its customers, (xvii) the Company’s ability to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, (xviii) adverse reactions by creditors, vendors, customers, and others to the going-concern modification to the Company’s Consolidated Financial Statements included in the Report of Independent Registered Public Accounting Firm in this report, (xix) the loss of one or more of the Company’s major customers for its industrial or transportation products, and (xx) the Company’s ability to consummate a rights offering and private placement of stock as noted below, including obtaining appropriate shareholder approval.
     The Company cautions each reader of this Report to carefully consider those factors hereinabove set forth. Such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

EXIDE TECHNOLOGIES
PART I
Item 1. Business
Overview and General Discussion of the Business
     Exide Technologies is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at 13000 Deerfield Parkway, Building 200, Alpharetta, GA 30004.
     The Company is one of the largest manufacturers of lead acid batteries in the world, with fiscal 2006 net sales of approximately $2.8 billion. The Company’s North American and European and Rest of World (“ROW”) operations represented approximately 42% and 58%, respectively, of fiscal 2006 net sales. Exide manufactures and supplies lead acid batteries for transportation and industrial applications worldwide.
     Unless otherwise indicated, references to any “fiscal year” refer to the year ended March 31 of that year (e.g., “fiscal 2006” refers to the period beginning April 1, 2005 and ending March 31, 2006, “fiscal 2005” refers to the period beginning April 1, 2004 and ending March 31, 2005, and “fiscal 2004” refers to the period beginning April 1, 2003 and ending March 31, 2004). Unless the context indicates otherwise, the “Company,” “Exide,” “we” or “us” refers to Exide Technologies and its subsidiaries.
Narrative Description of Business
     The Company is a global leader in stored electrical energy solutions and one of the world’s largest manufacturers of lead acid batteries used in transportation, motive power, network power and military applications. The Company reports its financial results through four principal business segments: Transportation North America, Transportation Europe and ROW, Industrial Energy North America, and Industrial Energy Europe and ROW. See Note 21 to the Consolidated Financial Statements for financial information regarding these segments.
Transportation
     Transportation batteries include ignition and lighting batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, boats and other applications. The market for transportation batteries is divided between sales to aftermarket customers and original equipment manufacturers (“OEM”s).
     The Company is among the leading suppliers of transportation batteries to the aftermarket and to the OEM market for a variety of applications. Transportation batteries represented 61% of the Company’s net sales in fiscal 2006. Aftermarket sales represented approximately 78% of net sales and OEM sales represented 22% of net sales in the Company’s transportation segments. The Company’s principal batteries sold in the transportation market are primarily represented by the following brands: Centra, Champion, Champion Trailblazer, DETA, Exide, Exide NASCAR Select, Exide Select Orbital, Fulmen, Tudor and private labels. The Company also sells batteries for marine and recreational vehicles, including the following products:

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
     Aftermarket sales are driven by a number of factors including the number of vehicles in use, average battery life, average age of vehicles, average miles driven, weather conditions and population growth. Aftermarket demand historically has been less cyclical than OEM demand due to the three to five-year replacement cycle. Some of the Company’s major aftermarket customers include Wal-Mart, NAPA, CSK Inc., ADI and GAUI. In addition, the Company is also a supplier of authorized replacement batteries for major manufacturers, including John Deere, Renault/Nissan, Ford and PACCAR.
     OEM sales are driven in large part by new vehicle build rates, which are driven by consumer demand for vehicles. The OEM market is characterized by an increasing preference by OEMs for suppliers with established global production capabilities that can meet their needs as they expand internationally and increase platform standardization across multiple markets. The Company supplies batteries for four of the 10 top-selling vehicles in the United States of America (“U.S.”) and three of the 10 top-selling vehicles in Europe. Select customers include Ford, Fiat, the PSA group (Peugeot S.A./Citroën), Case/New Holland, BMW, John Deere, Volkswagen and Toyota.
     Transportation North America
     In North America, the Company sells aftermarket transportation products through various distribution channels including mass merchandisers, auto parts outlets, wholesale distributors, battery specialists, and OEM transportation products through dealer networks. The Company’s North American operations include a network of 67 branches that sell and distribute batteries and other products to the Company’s distributor channel network, battery specialists, national account customers’ retail stores, and OEM dealers. In addition, these branches collect spent batteries for recycling at the Company’s smelters.
     The Company’s North American transportation aftermarket battery products include the following:

• Champion	enhanced power cold cranking amps and a 72 month warranty;

• Champion Trailblazer	targeted at light trucks and sport utility vehicles;

• Exide	enhanced power cold cranking amps and a 72 month warranty;

• Exide NASCAR Select	officially licensed by NASCAR; and

• Exide Select Orbital	can be recharged in less time than is needed for conventional batteries, and has high power output andsuperior vibration resistance compared with a conventional lead acid battery.
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
     In Europe, the Company has five major Company-owned brands: Exide and Tudor, promoted as pan-European brands, and DETA, Centra and Fulmen, which have strong local awareness levels. In the European market, the Company generally offers transportation batteries in five categories:

• Basic Model	marketed under private label brand names in France, Germany and Spain, under the Basic name in Italy and various names in other markets;

• Upgrade Model	marketed under the Classic mark, which carries a 24-month warranty, and marketed under the Equipe name in France, the Classic name in Germany, the Leader name in Italy, the Tudor name in Spain and various other names in other markets;

• Premium Model	marketed under the Formula name in France, the Millennium 3 name in Spain, the Top Start Plus name in Germany, the Ultra name in Italy, the Ultra brand in the United Kingdom and under various other names in other markets;

• STR/STE	approved for use by BMW and was included in some models beginning with the 2000 model year; and

• Maxxima	the equivalent of the Exide Select Orbital.

Industrial Energy
     The Company’s Industrial Energy segments supply both motive power and network power applications. Industrial Energy batteries represented 39% of the Company’s net sales in fiscal 2006. Motive power sales represented approximately 59% of net sales and Network Power sales represented approximately 41% of net sales in the Company’s Industrial Energy segments.
     The motive power battery market is divided into the OEM market, comprised of the manufacturers of electric vehicles, and the replacement market, which includes large users of such electric vehicles as well as original equipment dealer networks. The Company’s sales are split approximately equally between OEMs and aftermarket.
     Motive power batteries are used in the materials handling industry for forklifts and electric counter balance trucks, pedestrian pallet trucks, low level order pickers, turret trucks, tow tractors, reach trucks and very narrow aisle (“VNA”) trucks, as well as in other industries, including machinery in the floor cleaning market, the golf cart market, the powered wheelchair market, mining locomotives, electric road vehicles, electric boats and non-military submersible vehicles. The Company also offers a complete range of battery chargers and associated equipment for the operation and maintenance of battery-powered vehicles. Motive power batteries have useful lives lasting an average of five years.
     The Company’s motive power batteries are composed of 2-volt cells assembled in numerous configurations and sizes to provide capacities ranging from 30 Ah to 1500 Ah. Battery construction for the motive power markets ranges from flooded flat plate and tubular to recombinant AGM and gel. The Company pioneered the development of recombinant valve regulated lead acid batteries in both AGM and gel constructions. These batteries provide major advantages to users by eliminating the need to add water or mix the electrolyte in order to physically maintain the batteries, as well as by providing flexibility in packaging and transport. The Company’s motive power products also include systems solutions such as intelligent chargers, automatic watering systems, and fleet management devices to meet a wide spectrum of customer application requirements.
     Network power (also known as standby, stationary, or reserve) batteries are used for back-up power applications to ensure continuous power supply in case of main (primary) power failure or outage. Network power batteries are used to provide back-up power for use with telecommunications systems, computers, hospitals, process control, air traffic control, security systems, utility, railway and military applications. Telecommunications applications include central and local switching systems, satellite stations, wireless base stations and mobile switches, optical fiber repeating boxes, cable TV transmission boxes and radio transmission stations.
     The Company’s network power battery products are generally sold to three principal types of end users, communications/data, industrial and military, and are used for back-up power applications. Network power batteries are designed to offer service lives ranging from five to twenty years depending on construction and application.
     There are two primary network power lead acid battery technologies: valve-regulated (“VRLA”, or sealed) and vented (flooded). There are two types of VRLA technologies—AGM and gel. These technologies are described as follows:

Vented (flooded):	This technology is used in applications requiring high reliability but with the ability to allow for regular maintenance. The construction involves positive flat or tubular positive plates. Transparent containers and accessible internal construction are features of these batteries that allow end users to check the battery’s physical condition.

VRLA / AGM:	This technology utilizes an electrolyte immobilized in an absorbent glass mat separator. This technology, offering higher energy density than gel, is particularly well adapted to high rate applications and is designed to offer up to a 20-year service life, depending on environment and application.

VRLA gel:	This technology utilizes a gel electrolyte. VRLA batteries have replaced other types of network power batteries because they can enhance safety and reduce maintenance compared to vented batteries and can be used in both vertical and horizontal positions. The Sonnenschein gel technology offers the advantages of high reliability and long life. The gel product range offers a wide range of capabilities including heat resistance, deep discharge resistance, long shelf life and high cyclic performance.
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

     The Company offers a global product line which is marketed under the following five brands associated with product type and technology:

• Absolyte:	Large 2-volt cells, incorporating AGM technology, for long duration (e.g. telecommunications) and short duration applications;

• Classic:	Primarily 2-volt and some multi-cell vented (or flooded) products for a wide range of applications;

• Marathon:	Single- and multi-cell AGM monobloc batteries for long duration applications;

• Sonnenschein:	Multi-cell monoblocs and 2-volt cells, incorporating gel technology; and

• Sprinter:	Multi-cell AGM monobloc batteries for short duration, high discharge rate applications
     The Company’s major network power battery customers for telecommunications services include China Mobile, Cingular, Deutsche Telecom, Singapore Telecom, Telecom Italia, Telefonica of Spain, Verizon Wireless and Vodafone. Major telecommunications OEM customers include Alcatel, Emerson Electric, Ericsson, Motorola, Nortel, Siemens and Tyco. UPS manufacturing and end user customers include Liebert and MGE. The Company is the sole supplier to the U.S. Navy for submarine batteries, as well as a number of major naval fleets in Europe. In addition, the Company supplies batteries for military vehicles (i.e. tanks and personnel carriers) to the German and other armies. The Company promotes its products through technical seminars, trade shows and technical literature.
     Industrial Energy North America
          Motive Power
     Motive power products are sold primarily to independent lift truck dealers or directly to national accounts or end users. The Company’s primary motive power customers in North America include Crown, Ford, NACCO, Toyota and WalMart. Motive power products and services are distributed in North America by sales and service locations owned by the Company which are augmented by a network of independent manufacturers’ representatives who provide local service on their own behalf.
          Network Power
     Network power products and services are distributed in North America by sales and service locations owned by the Company which are augmented by a network of independent manufacturers’ representatives who provide local service on their own behalf. The Company’s primary network power customers in North America include Cingular, Emerson Electric, Nortel, and the U.S. Navy.
     Industrial Energy Europe and ROW
          Motive Power
     The Company distributes motive power products and services in Europe through in-house sales and service organizations in each country and utilizes distributors and agents for export of products from Europe to the rest of the world. Motive power products in Europe are also sold to a wide range of customers in the aftermarket, ranging from large industrial companies and retail distributors to small warehouse and manufacturing operations. Motive power batteries are also sold in complete packages, including batteries, chargers and, with a growing number of customers, on-site service. The Company’s major OEM motive power customers include the Linde Group, the Jungheinrich Group and Toyota.
          Network Power
     The Company distributes network power products and services in Europe through in-house sales and service organizations in each country. In Australia and New Zealand, batteries and chargers are distributed through in-house sales and service organizations. In Asia, products are distributed through independent distributors. The Company utilizes distributors, agents, and direct sales for export of products from Europe and North America to the rest of the world.
Quality
     The Company recognizes that product performance and quality are critical to its success. Both the EXCELL (Exide’s Customer-focused Excellence Lean Leadership) initiative and the Company’s Quality Management System are important drivers of operational excellence, which results in improved levels of quality, productivity, and delivery of goods and services to the global transportation and industrial energy markets.

     EXCELL
     The Company implemented EXCELL to systematically reduce and ultimately eliminate waste and implement the concepts of continuous flow and customer pull throughout the entire Company’s supply chain. The EXCELL framework follows lean production techniques and process improvements, and is also designed to prioritize improvement initiatives that drive quality improvement and customer satisfaction while achieving all business objectives for the Company. The five plateaus of EXCELL achievement include Copper, Bronze, Silver, Gold and Platinum; the Platinum level indicates the threshold beyond world-class quality status where a manufacturing location generates virtually zero waste through its best practices.
     Quality Management System (QMS)
     The Company’s QMS was developed to streamline and standardize the global quality systems so that key measurements could be evaluated to drive best practices as it continues to pursue improved EXCELL certifications across all facilities. The QMS plays a major role as the Company strives to achieve world-class product quality.
     The Company’s quality process begins in the design phase with an in-depth understanding of customer and application requirements. The Company’s products are designed to the required performance and industry and customer quality standards using design processes, tools and materials to achieve reliability and durability. The Company’s commitment to quality continues through the manufacturing process. The Company has quality audit processes and standards in each of its production and distribution facilities. The Company’s quality process extends throughout the entire product lifecycle and operation in service.
     Most of the Company’s major production facilities are approved under ISO 9000, QS 9000 or TS 16949 quality systems standards. The Company has obtained ISO 14001 Environmental Health & Safety (“EH&S”) certification at eight of its manufacturing plants and also has received quality certifications and awards from a number of OEM and aftermarket customers.
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
     In addition to in-house efforts, the Company continues to pursue the formation of potential alliances and collaborative partnerships to enhance system technology development. One example of this strategy is a collaborative agreement with Siemens VDO Automotive AG to develop energy-management systems for automotive electrical and electronic architectures for the global OEM market. In addition, the Company has various development activities targeted at the industrial and military markets.
Patents, Trademarks and Licenses
     The Company owns or has a license to use various trademarks that are valuable to its business. The Company believes these trademarks and licenses enhance the brand recognition of the Company’s products. The Company currently owns approximately 300 trademarks and licenses from others the right to use fewer than 25 trademarks worldwide. For example, the Company licenses the NASCAR mark from NASCAR, the Exide mark in the United Kingdom and Ireland from Chloride Group Plc., and the CHAMPION mark from Federal Mogul Corporation. The Company also acts as licensor under certain licenses. For example, Exide Electronics Group, Inc., an unaffiliated company, is licensed to use the EXIDE mark on certain devices and EnerSys, Inc. is licensed to use the EXIDE mark on industrial battery products in certain countries, subject to the outcome of the litigation discussed below. The Company’s current license for CHAMPION expires March 31, 2007 and the license with NASCAR will expire on December 31, 2011.

     The Company has generated a number of patents in the operation of its business and currently owns all or a partial interest in approximately 400 patents and applications for patents pending worldwide. Although the Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to the Company’s market competitiveness, currently no patent is individually material to the operation of the business or the Company’s financial condition.
     In March 2003, the Company brought legal proceedings in the Bankruptcy Court to reject certain agreements relating to EnerSys, Inc.’s right to use the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. In April 2006, the Court granted the Company’s request to reject those agreements. EnerSys has appealed this decision. For further information regarding this matter, see Note 15 to the Consolidated Financial Statements.
Manufacturing, Raw Materials and Suppliers
     Lead is the primary material used in the manufacture of the Company’s lead acid batteries, representing approximately one third of the cost of goods produced. The Company obtains substantially all of its North American lead requirements through the operation of six secondary lead recycling plants, which reclaim lead by recycling spent lead acid batteries. In North America, spent batteries are obtained for recycling primarily from the Company’s customers, through the company-owned branch networks and from outside spent-battery collectors. In Europe, lead requirements of battery manufacturers, including the Company, are principally obtained from third party suppliers.
     The Company uses both polyethylene and AGM battery separators. There are a number of suppliers from whom the Company purchases AGM separators. Polyethylene separators are purchased solely from one supplier, with supply agreements expiring in December 2009. The agreements restrict the Company’s ability to source separators from other suppliers unless there is a technical benefit that the Company’s sole supplier cannot provide. In addition, the agreements provide for substantial minimum annual purchase commitments. There is no second source that could readily provide the volume of polyethylene separators used by the Company. As a result, any major disruption in supply from the Company’s sole supplier would have a material adverse impact on the Company.
     Other key raw materials and components in the production of batteries include lead oxide, acid, steel, plastics and chemicals, which are generally available from multiple sources. The Company has not experienced any material stoppage or disruption in production as a result of unavailability, or delays in the availability, of raw materials.
Competition
     Transportation Segments
     The North American and European transportation markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty. Well-recognized brand names are also important for aftermarket customers who do not purchase private label batteries. Most sales are made without long-term contracts.
     In the North American transportation aftermarket, the Company believes it has the second largest market position. Other principal competitors in this market are Johnson Controls and East Penn. Price competition in this market has been severe in recent years. Competition is strongest in the auto parts retail and mass merchandiser channels where large customers use their buying power to negotiate lower prices.
     The largest competitor in the North American transportation OEM market is Johnson Controls. Due to technical and production qualification requirements, OEMs change battery suppliers less frequently than aftermarket customers but, because of their purchasing size, can influence market participants to compete on price and other terms.
     The Company has the overall largest market position in Europe in transportation batteries, ranking first in aftermarket sales and second in sales to OEMs. The Company’s next largest competitor in the transportation markets is Johnson Controls. The European battery markets, particularly in the transportation OEM market, have experienced severe price competition. In addition, the strength of the Euro in the Company’s European markets has resulted in competitive pricing pressures from Asian imports, negatively impacting average selling prices.
     Industrial Energy Segments
          Motive Power
     The Company is one of the major players in the global motive power battery market. Competitors in Europe include EnerSys, Hoppecke, BAE and MIDAC. The Company believes it ranks second to EnerSys in market share in North America, where other major competitors include C&D Technologies and East Penn. In Asia, GS/Yuasa, Shinkobe and EnerSys are the

major competitors, with GS/Yuasa being the market leader. The Company currently serves markets in countries such as Brazil, China, and India on a limited basis through export sales.
     Quality, product performance, in-service reliability, delivery and price are important differentiators in the motive power market. Well-known brands are also important and the Company’s Chloride Motive Power, DETA, GNB, Sonnenschein and Tudor are among the leading brands in the world. In addition, the Company has developed a range of low maintenance batteries (the Liberator series) which are combined with a matched range of Exide-regulated or high frequency chargers which work together to reduce customers’ operating costs.
          Network Power
     EnerSys has the largest market share for network power batteries on a global basis with the Company ranking second in the world.
     The Company estimates it ranks third to C&D Technologies and EnerSys in North America and second to EnerSys in Europe. In Asia, Yuasa has a market leadership position which has been further strengthened following the merger of Yuasa with Japan Storage Battery, another leading Japanese battery company. Further consolidation in Japan took place with the merger of National Panasonic and Shinkobe. Competition for network power batteries has intensified given the decline in industry demand and overcapacity, resulting in aggressive competition in most industry segments. Emerging Chinese battery manufacturers are increasing market share.
     Quality, reliability, delivery and price are important differentiators in the network power market, along with technical innovation and responsive service. Well-known brands are also important, and the Company’s Absolyte, Classic, Marathon, Sonnenschein and Sprinter are among the leading brands in the world.
Environmental, Health and Safety Matters
     As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”). For a discussion of the legal proceedings relating to environmental, health and safety matters see Note 15 to the Consolidated Financial Statements.
Employees
     Total worldwide employment was approximately 13,982 at March 31, 2006, compared to approximately 14,268 at March 31, 2005.
     North America
     As of March 31, 2006, the Company employed approximately 1,432 salaried employees and approximately 4,311 hourly employees in North America, primarily in the U.S. Approximately 61% of such salaried employees are engaged in sales, service, marketing and administration and approximately 39% in manufacturing and engineering. Approximately 20% of the Company’s North American hourly employees are represented by unions. Relations with the unions are generally good. Union contracts covering approximately 591of the Company’s domestic employees expire in fiscal 2007, and the remainder thereafter.
     Europe and ROW
     As of March 31, 2006, the Company employed approximately 3,062 salaried employees and approximately 5,177 hourly employees outside of North America, primarily in Europe. Approximately 62% of such salaried employees are engaged in sales, service, marketing and administration and approximately 38% in manufacturing and engineering. The Company’s hourly employees are generally represented by unions. The Company meets regularly with the European Works Councils. Relations with the unions are generally good. Contracts covering most of the Company’s union employees generally expire on various dates through fiscal 2007.
Backlog
     The Company’s order backlog at March 31, 2006 was approximately $53.0 million for Industrial Energy North America and $101.4 million for Industrial Energy Europe and ROW. The Company expects to fill all of the March 31, 2006 backlog during fiscal 2007, except for $8.5 million forward orders for military phased for delivery through 2008. The Transportation backlog at March 31, 2006 was not significant.

Emergence from Chapter 11 Bankruptcy Protection
     On April 15, 2002, Exide Technologies, together with certain of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On November 21, 2002, two additional wholly-owned, non-operating subsidiaries of Exide filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. All of the cases were jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125KJC.
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
•	Except to the extent otherwise provided in the Plan, all notes, instruments, certificates, and other documents evidencing (i) the Company’s 10% senior notes due 2005, (ii) the Company’s 2.9% convertible notes due 2005, (iii) equity interests in the Debtors, including, but not limited to, all issued, unissued, authorized or outstanding shares or stock, together with any warrants, options or contract rights to purchase or acquire such interests at any time, were canceled, and the obligations of the Debtors thereunder or in any way related thereto were discharged.

•	The Company was authorized to issue (i) 25 million shares of new common stock, par value $0.01 per share for distribution in accordance with the Plan, and (ii) warrants initially exercisable for 6.25 million shares of new common stock (the “Warrants”). Pursuant to the terms of the Plan, the common stock and Warrants are being distributed as follows:
•	Holders of pre-petition Senior Secured Global Credit Facility claims received, collectively, 22.5 million shares of new common stock; and

•	Holders of general unsecured claims received, collectively, 2.5 million shares of new common stock and Warrants to purchase 6.25 million shares of new common stock at $32.11 per share, with approximately 13.4% of such new common stock and Warrants to be reserved for distribution for disputed claims under the Plan’s claim reconciliation and allowance procedures.
As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and Warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of such objections. Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs or other environmental injuries are highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims produce little or no proof of fault on which the Company can assess its potential liability and either specify no determinate amount of damages or provide little or no basis for the alleged damages. In some cases, the Company is still seeking additional information needed for claims assessment and information that is unknown to the Company at the current time may significantly affect the Company’s assessment regarding the adequacy of the reserve amounts in the future.

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

•	Holders of administrative claims, claims derived from the Company’s $500 million secured super priority debtor-in-possession credit agreement and priority tax claims were paid in full in cash pursuant to the terms of the Plan.
Available Information
     The Company maintains a website on the Internet at www.exide.com. The Company makes available free of charge through its website, by way of a hyperlink to a third-party Securities Exchange Commission (“SEC”) filing website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. Such information is available as soon as reasonably practicable after it is filed with the SEC. The SEC website (www.sec.gov) contains reports, proxy and other statements, and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Additionally, the Company’s Code of Ethics may be accessed within the Investor Relations section of its website. Amendments and waivers of the Code of Ethics will also be disclosed within four business days on the website. Information found in the Exide website is not part of this annual report on Form 10-K or any other report filed with the SEC.
Item 1A. Risk Factors
(in thousands, except per share data)
The Company has experienced significant increases in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse impact on the Company.
     Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of the Company’s cost of goods sold. Average lead prices quoted on the London Metal Exchange (“LME”) have risen dramatically, increasing from $920.00 per metric tonne for fiscal 2005 to $1,041.00 per metric tonne for fiscal 2006. As of June 23, 2006, lead prices quoted on the LME were $927.00 per metric tonne. If the Company is unable to increase the prices of its products proportionate to the increase in raw material costs, the Company’s gross margins will decline. The Company cannot provide assurance that it will be able to hedge its lead requirements at reasonable costs or that the Company will be able to pass on these costs to its customers. Increases in the Company’s prices could also cause customer demand for the Company’s products to be reduced and net sales to decline. The rising cost of lead requires the Company to make significant investments in inventory and accounts receivable, which reduces amounts of cash available for other purposes, including making payments on its notes and other indebtedness. The Company also consumes significant amounts of steel and other materials in its manufacturing process and incurs energy costs in connection with manufacturing and shipping of its products. The market prices of these materials are also subject to fluctuation, which could further reduce the Company’s available cash.
The going concern modification received from the Company’s independent registered public accounting firm could cause adverse reactions from the Company’s creditors, vendors, customers and others.
     Our financial statements for our fiscal year ended March 31, 2006 contain an audit report from our independent registered public accounting firm PricewaterhouseCoopers LLP that contains a going concern modification stating that the uncertainty with respect to our ability to maintain compliance with our financial covenants through fiscal 2007 raises substantial doubt about our ability to continue as a going concern. This going concern modification was based on our suffering recurring losses and negative cash flows from operations and our inability to comply with one or more of the covenants of our senior secured credit facility during fiscal 2005 and 2006. There is no assurance that we will be able to meet our fiscal 2007 business plan and be in compliance with our senior secured credit facility through the period as of March 31, 2007. This going concern modification could create concerns on the part of our creditors, vendors, customers and others about whether we will be able to fulfill our contractual obligations and otherwise continue to operate our business, which could result in a tightening of our liquidity. The going concern modification could also be perceived negatively by the capital markets, which could adversely affect the prices of our common stock and our notes as well as our ability to raise capital.

The Company is subject to a preliminary SEC inquiry.
     The Enforcement Division of the SEC has told the Company that it has commenced a preliminary inquiry into statements the Company made during fiscal year 2006 about its ability to comply with fiscal 2005 loan covenants and the going concern qualification in the audit report in the Company’s Annual report on Form 10-K for fiscal 2005, which the Company filed with the SEC in June 2005. If the preliminary inquiry results in a formal investigation, it could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
The Company is subject to fluctuations in exchange rates and other risks associated with its non-U.S. operations which could adversely affect the Company’s results of operations.
     The Company has significant manufacturing operations in, and exports to, several countries outside the U.S. Approximately 58% of the Company’s net sales for fiscal 2006 were generated in Europe, Asia and Australia with the vast majority generated in Europe in Euros and British Pounds. Because such a significant portion of the Company’s operations is based overseas, the Company is exposed to foreign currency risk, resulting in uncertainty as to future assets and liability values, and results of operations that are denominated in foreign currencies. The Company invoices foreign sales and service transactions in local currencies, using actual exchange rates during the period, and translates these revenues and expenses into U.S. dollars at average monthly exchange rates. Because a significant portion of the Company’s net sales and expenses are denominated in foreign currencies, the depreciation of these foreign currencies in relation to the U.S. dollar could adversely affect the Company’s reported net sales and operating margins. The Company translates its non-U.S. assets and liabilities into U.S. dollars using current rates as of the balance sheet date. Therefore, foreign currency depreciation against the U.S. dollar would result in a decrease of the Company’s net investment in foreign subsidiaries.
     In addition, foreign currency depreciation, particularly depreciation of the Euro, would make it more expensive for the Company’s non-U.S. subsidiaries to purchase certain of the Company’s raw material commodities that are priced globally in U.S. dollars, such as lead, which is quoted on the LME in U.S. dollars. The Company does not engage in significant hedging of its foreign currency exposure and cannot assure that it will be able to hedge its foreign currency exposures at a reasonable cost.
     There are other risks inherent in the Company’s non-U.S. operations, including:
•	changes in local economic conditions, including disruption of markets;

•	changes in laws and regulations, including changes in import, export, labor and environmental laws;

•	exposure to possible expropriation or other government actions; and

•	unsettled political conditions and possible terrorist attacks against American interests.
     These and other factors may have a material adverse effect on the Company’s non-U.S. operations or on its results of operations and financial condition.
The Company’s liquidity is affected by the seasonality of its business. Warm winters and cool summers adversely affect the Company.
     The Company sells a disproportionate share of its automotive aftermarket batteries during the fall and early winter. Resellers buy automotive batteries during these periods so they will have sufficient inventory for cold weather periods. In addition, many of the Company’s industrial battery customers in Europe do not place their battery orders until the end of the calendar year. This seasonality increases the Company’s working capital requirements and makes it more sensitive to fluctuations in the availability of liquidity. Unusually cold winters or hot summers may accelerate battery failure and increase demand for automotive replacement batteries. Mild winters and cool summers may have the opposite effect. As a result, if the Company’s sales are reduced by an unusually warm winter or cool summer, it is not possible for the Company to recover these sales in later periods. Further, if the Company’s sales are adversely affected by the weather, it cannot make offsetting cost reductions to protect the Company’s liquidity and gross margins in the short-term because a large portion of the Company’s manufacturing and distribution costs are fixed.
Decreased demand in the industries in which the Company operates may adversely affect its business.
     The Company’s financial performance depends, in part, on conditions in the automotive, material handling and telecommunications industries, which, in turn, are generally dependent on the U.S. and global economies. As a result, economic and other factors adversely affecting production by OEMs and their customers’ spending could adversely impact the Company’s business. Relatively modest declines in customer purchases from the Company could have a significant adverse impact on its profitability because the Company has substantial fixed production costs. If the Company’s OEM and large aftermarket customers reduce their inventory levels, and reduce their orders, the Company’s performance would be significantly adversely impacted. In this environment, the Company cannot predict future production rates or inventory levels or the underlying economic factors. Continued uncertainty and unexpected fluctuations may have a significant negative impact on the Company’s business.
     The remaining portion of the Company’s battery sales are of aftermarket batteries. The factors influencing demand for automotive replacement batteries include: (1) the number of vehicles in use; (2) average battery life; (3) the average age of vehicles and their operating environment; (4) weather conditions; and (5) population growth and overall economic conditions. Any significant adverse change in any one of these factors may have a significant negative impact on the Company’s business.
The loss of the Company’s sole supplier of polyethylene battery separators would have a material adverse effect on the Company’s business.
     The Company relies exclusively on a single supplier to fulfill its needs for polyethylene battery separators—a critical component to many of the Company’s products. There is no second source that could readily provide the volume of polyethylene separators used by the Company. As a result, any major disruption in supply from this supplier would have a material adverse impact on the Company. If the Company is not able to maintain a good relationship with this supplier, or if for reasons beyond the Company’s control the supplier’s service were disrupted, the Company’s business may experience a significant negative impact.
Many of the industries in which the Company operates are cyclical.
     The Company’s operating results are affected by the general cyclical pattern of the industries in which its major customer groups operate. Any decline in the demand for new automobiles, light trucks, and sport utility vehicles could have a material adverse impact on the financial condition and results of operations of the Company’s Transportation divisions. A weak capital expenditure environment in the telecommunications, uninterruptible power systems and electric industrial forklift truck markets could have a material adverse impact on the financial condition and results of operations of the Company’s Industrial Energy divisions.
The Company is subject to pricing pressure from its larger customers.
     The Company faces significant pricing pressures in all of its business segments from its larger customers. Because of their purchasing size, the Company’s larger customers can influence market participants to compete on price and other terms. Such customers also use their buying power to negotiate lower prices. If the Company is not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on the Company’s business.
The Company faces increasing competition and pricing pressure from other companies in its industries, and if the Company is unable to compete effectively with these competitors, the Company’s sales and profitability could be adversely affected.
     The Company competes with a number of major domestic and international manufacturers and distributors of lead acid batteries, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of its industry and consolidation among industrial purchasers, the Company has been subjected to continual and significant pricing pressures. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty. In addition, the Company is experiencing heightened competitive pricing pressure as Asian producers, able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in the Company’s major markets.
     If the Company is not able to develop new products or improve upon its existing products on a timely basis, the Company’s business and financial condition could be adversely affected.

     The Company believes that its future success depends, in part, on the ability to develop, on a timely basis, new technologically advanced products or improve on the Company’s existing products in innovative ways that meet or exceed its competitors’ product offerings. Maintaining the Company’s market position will require continued investment in research and development and sales and marketing. Industry standards, customer expectations, or other products may emerge that could render one or more of the Company’s products less desirable or obsolete. The Company may be unsuccessful in making the technological advances necessary to develop new products or improve our existing products to maintain its market position. If any of these events occur, it could cause decreases in sales and have an adverse effect on the Company’s business and financial condition.
The Company may be adversely affected by the instability and uncertainty in the world financial markets and the global economy, including the effects of turmoil in the Middle East.
     Instability in the world financial markets and the global economy, including (and as a result of) the turmoil in the Middle East, may create uncertainty in the industries in which the Company operates, and may adversely affect its business. In addition, terrorist activities may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on the Company’s operating results and financial condition.
The Company may be unable to successfully implement its business strategy, which could adversely affect its results of operations and financial condition.
     The Company’s ability to achieve its business and financial objectives is subject to a variety of factors, many of which are beyond the Company’s control. For example, the Company may not be successful in increasing its manufacturing and distribution efficiency through productivity, process improvements and cost reduction initiatives. Further, the Company may not be able to realize the benefits of these improvements and initiatives within the time frames the Company currently expects. In addition, we may not be successful in increasing the Company’s percentage of captive arrangements and spent battery collections or in hedging its lead requirements, leaving it exposed to fluctuations in the price of lead. Additionally, the Company’s implementation of these strategies could be delayed due to our limited liquidity. Any failure to successfully implement the Company’s business strategy could adversely affect results of operations and financial condition, and could further impair the Company’s ability to make certain strategic capital expenditures and meet its restructuring objectives.
The Company is subject to costly regulation in relation to environmental, health and safety matters, which could adversely affect its business and results of operations.
     In the manufacture of its products throughout the world, the Company manufactures, distributes, recycles and otherwise uses large amounts of potentially hazardous materials, especially lead and acid. As a result, the Company is subject to a substantial number of costly regulations, including limits on employee blood lead levels. In particular, the Company is required to comply with increasingly stringent requirements of federal, state and local environmental and occupational safety and health laws and regulations in the U.S. and other countries, including those governing emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties and human health and safety. Compliance with these laws and regulations results in ongoing costs. The Company could also incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at its facilities. In addition, many of the Company’s current and former facilities are located on properties with histories of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, the Company could become liable for the cost of investigating or remediating contamination at these properties if contamination requiring such activities is discovered in the future. The Company may become obligated to pay material remediation-related costs at its Tampa, Florida facility in the amount of approximately $12,500 to $20,500, at the Columbus, Georgia facility in the amount of approximately $6,000 to $9,000 and at the Sonalur, Portugal facility in the amount of $3,500 to $7,000.
     The Company cannot be certain that it has been, or will at all times be, in complete compliance with all environmental requirements, or that the Company will not incur additional material costs or liabilities in connection with these requirements in excess of amounts it has reserved. Private parties, including current or former employees, could bring personal injury or other claims against the Company due to the presence of, or exposure to, hazardous substances used, stored or disposed of by it, or contained in its products, especially lead. Environmental requirements are complex and have tended to become more stringent over time. These requirements or their enforcement may change in the future in a manner that could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. These requirements, responsibilities and associated expenses and expenditures, if they continue to increase, could have a material adverse effect on the Company’s business and results of operations. While the Company’s costs to defend and settle claims arising under environmental laws in the past have not been material, the Company cannot provide assurance that this will remain so in the future.
The EPA or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
     The EPA or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s financial condition, cash flows or results of operations. The Company has previously been advised by the EPA or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at 97 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability and believes that it is probable that its liability for most of the remaining sites will be treated as disputed unsecured claims under the Company’s Joint Plan of Reorganization under the Plan. However, there can be no assurance that these matters will be discharged. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35,000. To date, the EPA has not made a formal claim for this amount or provided any support for this estimate. To the extent the EPA or other environmental authorities disputed the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that we would be successful in challenging any such actions.
The Company may be adversely affected by legal proceedings to which the Company is, or may become, a party.
     The Company and its subsidiaries are currently, and may in the future become, subject to legal proceedings which could adversely affect our results of operations, liquidity and financial condition. See Note 15 to the Consolidated Financial Statements.
The cost of resolving the Company’s pre-petition disputed claims, including legal and other professional fees involved in settling or litigating these matters, could have a material adverse effect on its financial condition, cash flows and results of operations.
     At March 31, 2006, there are approximately fourteen hundred pre-petition disputed unsecured claims on file in the bankruptcy case that remain to be resolved through the Plan’s claims reconciliation and allowance procedures. The Company established a reserve of common stock and warrants to purchase common stock for issuance to holders of these disputed unsecured claims as the claims are allowed by the bankruptcy court. Although these claims are generally resolved through the issuance of common stock and warrants from the reserve rather than the payment of money, the process of resolving these claims through settlement or litigation requires considerable Company resources, including expenditures for legal and professional fees and the attention of Company personnel. These costs could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. The Company is unable to predict how the recent declines in its stock price will impact this process given that its common stock is the currency in which these claims are resolved. On the one hand, lower stock prices may make some plaintiffs less willing to litigate but, on the other hand, may make some plaintiffs less willing to settle for less than the full amount of their claims depending on a variety of factors, including the strength of the plaintiff’s claims and the size of the plaintiff’s anticipated ultimate award.
The Company’s ability to operate its business effectively could be impaired if the Company fails to attract and retain experienced key personnel.
     The Company’s success depends, in part, on the continued contributions and experience of its senior officers and other key personnel. Certain of the Company’s senior officers are relatively new. The fact that certain of the Company’s key senior officers are recent additions to its staff, and may not possess knowledge of historical operations, could adversely affect the operation of the Company’s business. Moreover, if in the future the Company loses or suffers an extended interruption in the service of one or more of its other senior officers or key employees, the Company’s financial condition and operating results may be adversely affected.
Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s operations.
     At March 31, 2006, approximately 20% of the Company’s North American and many of its non-U.S. employees were unionized. It is likely that a significant portion of the Company’s workforce will remain unionized for the foreseeable future. It is also possible that the portion of the Company’s workforce that is unionized may increase in the future. Contracts covering approximately 591 of the Company’s domestic employees will expire in 2007, and the remainder thereafter. In addition, contracts covering most of the Company’s union employees in Europe and the rest of the world expire on various dates through fiscal 2007. Although the Company believes that its relations with employees are generally good, if conflicts develop between the Company and its employees’ unions in connection with the renegotiation of these contracts or otherwise, work stoppages or other labor disputes could result. A work stoppage at one or more of the Company’s plants, or a material increase in its costs due to unionization activities, may have a material adverse effect on the Company’s business. Work stoppages at the facilities of the Company’s customers or suppliers may also negatively affect the Company’s business. If any of the Company’s customers experience a material work stoppage, that customer may halt or limit the purchase of the Company’s products. This could require the Company to shut down or significantly reduce production at facilities relating to those products. Moreover, if any of the Company’s suppliers experience a work stoppage, the Company’s operations could be adversely affected if an alternative source of supply is not readily available.
The Company’s substantial indebtedness could adversely affect its financial condition.
     The Company has a significant amount of indebtedness. As of March 31, 2006, the Company had total indebtedness, including capital leases, of approximately $701,004 . The Company’s level of indebtedness could have significant consequences. For example, it could:
•	limit the Company’s ability to borrow money or sell stock to fund its working capital, capital expenditures, acquisitions and debt service requirements;

•	substantially increase the Company’s vulnerability to changes in interest rates, because a substantial portion of its indebtedness will bear interest at floating rates;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and future business opportunities;

•	make the Company more vulnerable to a downturn in its business or in the economy;

•	place the Company at a disadvantage to some of its competitors, who may be less highly leveraged; and

•	require a substantial portion of the Company’s cash flow from operations to be used for debt payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.
One or a combination of these factors could adversely affect the Company’s financial condition. Subject to restrictions in the indenture governing the Company’s senior secured notes and convertible notes and its senior secured credit facility, the Company may incur additional indebtedness, which could increase the risks associated with its already substantial indebtedness.
Restrictive covenants limit the Company’s ability to operate its business and to pursue its business strategies, and its failure to comply with these covenants could result in an acceleration of its indebtedness.
     The Company’s senior credit facility and the indenture governing its senior secured notes contain covenants that restrict its ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to its growth strategy or otherwise important to the Company. The credit agreement and the indenture governing the Company’s senior secured notes restrict, among other things, the Company’s ability and the ability of its subsidiaries to:

•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distributions on the Company’s capital stock or certain other restricted payments or investments;

•	purchase or redeem stock;

•	issue stock of the Company’s subsidiaries;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	transfer and sell assets;

•	effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of the Company’s assets; and

•	create liens on the Company’s assets to secure debt.
     In addition, the Company’s senior credit facility requires the Company to maintain minimum consolidated earnings before interest, taxes, depreciation, amortization, and restructuring (“Adjusted EBITDA”) and minimum leverage ratio of consolidated debt to Adjusted EBITDA, as well as requiring the Company to repay outstanding borrowings with portions of the proceeds the Company receives from certain sales of property or assets and specified future debt offerings. The Company’s ability to comply with these provisions may be affected by events beyond its control, and it may not be able to meet the financial ratios.
     Any breach of the covenants in the Company’s senior secured credit agreement or the indenture governing its senior secured notes could cause a default under the Company’s senior secured credit agreement and other debt (including the notes), which would restrict the Company’s ability to borrow under its credit facility, thereby significantly impacting the Company’s liquidity. If there were an event of default under any of the Company’s debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. The Company’s assets and cash flow may not be sufficient to fully repay borrowings under its outstanding debt instruments if accelerated upon an event of default. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, its senior credit facility, the lenders under its senior credit facility could institute foreclosure proceedings against the assets securing borrowings under the senior credit facility.
     The Company’s internal control over financial reporting was not effective as of March 31, 2006.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder, our management was required to furnish a report on, and our independent registered public accounting firm attested to, our internal controls over financial reporting in our annual report on Form 10-K for the year ending March 31, 2006. In connection with the preparation of this report, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006, and this assessment identified several material weaknesses relating to ineffective controls over accounting for inventories and investments in affiliates, lack of sufficient resources in accounting and finance, lack of segregation of duties and ineffective controls over period-end accounting for income taxes. Because of these material weaknesses, our management concluded that our internal controls over financial reporting were not effective as of March 31, 2006, based on the criteria in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In an effort to remediate the material weaknesses and other deficiencies, we are currently implementing a number of changes to our internal control including hiring additional accounting personnel to focus on ongoing remediation initiatives. However, there can be no assurance that such remediation steps will be successful, that we will not have significant deficiencies or other material weaknesses in the future or that, when next evaluated, our management will conclude, and our auditors will determine, that our internal control over financial reporting is effective. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of the notes or our common stock, and may require us to incur additional costs to improve our internal control system.
The Company’s liquidity position remains constrained. If the Company fails to meet operations objectives and the shortfall is not replaced through other means, the lack of liquidity would have a material adverse impact on the Company.
     The company’s current liquidity position remains constrained. The Company has an operational plan that would provide adequate liquidity to fund its operations through the remainder of the fiscal year. The Company has reduced its planned capital expenditures and planned restructuring activities in order to provide additional liquidity.
     If the Company fails to meet its operations objectives, including working capital reductions, and if such shortfall is not replaced through proceeds from a rights offering or other means, the lack of liquidity would have a material adverse impact on the Company’s ability to fund its operations and financial obligations and cause the Company to evaluate a restructuring of its obligations.
The Company has entered into a plea agreement with the U.S. Attorney for the Southern District of Illinois under which it is required to pay a fine of $27.5 million over five years. If the Company is unable to post adequate security for this fine by February 2007 and the U.S. District Court is unwilling to modify the plea agreement, the Company could be unable to remain in compliance with its senior credit facility and senior secured notes, which could have a material adverse effect on its business and financial condition.
In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois (the “U.S. Attorney”) resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27.5 million over five-years to five years probation and to cooperate with the U.S. Attorney in its prosecution of the former officers. The Company filed for bankruptcy in April 2002 and did not pay any installments of the criminal fine before or during its bankruptey proceedings, nor did it pay any installments of the criminal fine after the Company emerged from bankruptcy in May 2004. In 2002, the U.S. Attorney filed a claim against the Company as a general unsecured creditor and on May 31, 2006, the District Court approved a Joint Agreement and Proposed Joint Resolution of Issues Raised in the Government’s Motion Filed on November 18, 2005 Regarding the Payment of Criminal Fine and modified our schedule to pay the $27.5 million fine through quarterly payments over the next five years, ending in 2011. Under the order, the Company must provide security in a form acceptable to the court and to the government by February 26, 2007 for its guarantee of any remaining unpaid portion of the fine, but may petition the court if it believes its financial viability would be jeopardized by providing such security. If the Company is not able to provide security in a form acceptable to the court and to the government by February 26, 2007 and the district court is unwilling to modify the plea agreement, then the resulting obligation to provide such security could result in the inability to maintain compliance with the senior credit facility and senior secured notes, which could have a material adverse effect on the Company’s business and financial condition.
Holders of the Company’s common stock are subject to the risk of dilution of their investment as the result of the issuance of additional shares of common stock and warrants to purchase common stock to holders of pre-petition claims to the extent the reserve of common stock and warrants established to satisfy such claims is insufficient.
     Pursuant to the Company’s 2004 Plan of Reorganization (the “Plan”), the Company has established a reserve of common stock and warrants to purchase common stock for issuance to holders of unsecured pre-petition disputed claims. To the extent this reserve is insufficient to satisfy these disputed claims, the Company would be required to issue additional shares of common stock and warrants, which would result in dilution to holders of its common stock.
     The Company agreed pursuant to the Plan to issue 25,000 shares of common stock and warrants initially exercisable for 6,250 shares of common stock, distributed as follows:
•	holders of pre-petition secured claims were allocated collectively 22,500 shares of common stock; and

•	holders of general unsecured claims were allocated collectively 2,500 shares of common stock and warrants to purchase 6,250 shares of common stock at $32.11 per share, and approximately 13.4% of such new common stock and warrants were initially reserved for distribution for disputed claims under the Plan’s claims reconciliation and allowance procedures.
     Under the claims reconciliation and allowance process set forth in the Plan, the Official Committee of Unsecured Creditors, in consultation with the Company, established a reserve to provide for a pro rata distribution of common stock and warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of these objections. Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis in law to believe that the Company will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs, or other environmental injuries, are highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims, produce little or no proof of fault on which the Company can assess its potential liability and either specify no determinate amount of damages or provide little or no basis for the alleged damages. In some cases the Company is still seeking additional information needed for claims assessment and information that is unknown to the Company at the current time may significantly affect its assessment regarding the adequacy of the reserve amounts in the future.
     As general unsecured claims have been allowed in the bankruptcy court, the Company has distributed common stock at a rate of approximately one share per $383.00 in allowed claim amount and approximately one warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the stock and warrants allocated to non-noteholder general unsecured claims on the effective date of the Plan, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. If the amount of non-noteholder general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock and warrants will be issued for the excess claim amounts at the same rates as used for the other non-noteholder general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     The chart below lists the locations of the Company’s principal facilities. All of the facilities are owned unless otherwise indicated. Most of the Company’s significant U.S. properties and some of its European properties secure its financing arrangements. For a description of the financing arrangements, see “Liquidity and Capital Resources” in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations. The leases for leased facilities expire at various dates through 2015.

	Approximate
	Square
Location	Footage		Use
North America:
Alpharetta, GA	83,600	(leased)	Executive Offices
Aurora, IL	43,200	(leased)	Executive Offices
Baton Rouge, LA	176,000		Secondary Lead Smelting
Bristol, TN	631,000		Battery Manufacturing and Distribution Center
Cannon Hollow, MO	137,000		Secondary Lead Smelting
Columbus, GA	330,000		Industrial Battery Manufacturing and Distribution Center
Florence, MS	113,000		Battery Manufacturing
Florence, MS	95,700	(leased)	Battery Manufacturing
Fort Erie, Canada	90,000		Distribution Center
Fort Smith, AR	224,000	(leased)	Industrial Battery Manufacturing and Distribution Center
Frisco, TX	132,000		Secondary Lead Smelting
Kansas City, KS	140,000		Industrial Battery Manufacturing
Kansas City, KS	93,800	(leased)	Distribution Center
Lampeter, PA	82,000		Battery Plastics Manufacturing
Manchester, IA	286,000		Battery Manufacturing Distribution Center
Muncie, IN	174,000		Secondary Lead Smelting
Reading, PA	125,000		Secondary Lead Smelting and Polypropylene Reprocessing
Reading, PA	358,000		Distribution and Formation Center
Salina, KS	438,000		Battery Manufacturing and Distribution Center
Shreveport, LA (a)	239,000	(leased)	Battery Manufacturing
Sumner, WA	85,000	(leased)	Distribution Center
Vernon, CA	220,000		Secondary Lead Smelting

(a)	In April of 2006, the Company closed the battery manufacturing plant in Shreveport, LA.

	Approximate
	Square
Location	Footage		Use
Europe and ROW:
Adelaide, Australia	436,000		Automotive Battery Manufacturing and Distribution Center
Sydney, Australia	700,000		Industrial Battery Manufacturing and Distribution Center
Florival, Belgium	228,000		Transportation Distribution Center and Offices
Bolton, England	274,000		Industrial Battery Manufacturing
Manchester, England	9,600	(leased)	Executive Offices
Trafford Park, England	40,100	(leased)	Charger Manufacturing
Auxerre, France	341,000		Automotive Battery Manufacturing
Gennevilliers, France	60,000	(leased)	Executive Offices
Lille, France	630,000		Industrial Battery Manufacturing
Peronne, France	106,000		Plastics Manufacturing
Bad Lauterberg, Germany	495,190		Manufacturing, Administrative and Warehouse
Budingen, Germany	233,062		Industrial Battery Manufacturing, Distribution and Administration
Vlaardingen, Holland	118,000		Industrial Distribution Center and Offices
Avelino, Italy	86,100		Plastics Manufacturing
Canonica d’Adda, Italy	193,800		Plastics Manufacturing
Fumane di Valipolicella, Italy	66,600		Automotive Battery Manufacturing
Romano Di Lombardia, Italy	312,200	(leased)	Automotive Battery Manufacturing
Lower Hutt, New Zealand	90,000		Automotive Battery Manufacturing
Petone, New Zealand	24,000		Secondary Lead Smelting
Poznan, Poland	698,000		Automotive Battery Manufacturing
Castanheira do Riatejo, Portugal	533,400		Industrial Battery Manufacturing
Azambuja, Portugal	39,700		Secondary Lead Smelting and Plastics Manufacturing
Azuqueca de Henares, Spain	209,100		Automotive Battery Manufacturing
San Esteban de Gomez, Spain	62,900		Secondary Lead Smelting
La Cartuja, Spain	385,000		Industrial Battery Manufacturing
Manzanares, Spain	465,000		Automotive Battery Manufacturing
Pontypool, Wales	91,000	(leased)	Distribution Center
     In addition, the Company also leases sales and distribution outlets in North America, Europe and Asia.
     The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet the Company’s present needs.
Item 3. Legal Proceedings
See Note 15 to the Consolidated Financial Statements, which is hereby incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market Data
     Since May 6, 2004, the Company’s common stock and warrants have traded on the NASDAQ National Market under the symbol “XIDE” and “XIDEW”, respectively. The high and low closing bid prices for the Company’s common stock and warrants are set forth below.

	High	Low
Common Stock
Fiscal 2005:
First Quarter	$21.50	$18.43
Second Quarter	$21.25	$14.80
Third Quarter	$16.10	$10.30
Fourth Quarter	$16.12	$12.81

Fiscal 2006:
First Quarter	$13.34	$4.32
Second Quarter	$5.53	$4.24
Third Quarter	$5.11	$3.45
Fourth Quarter	$4.20	$2.35

	High	Low
Warrants
Fiscal 2005:
First Quarter	$5.72	$3.86
Second Quarter	$4.65	$2.50
Third Quarter	$3.06	$1.28
Fourth Quarter	$2.46	$1.69

Fiscal 2006:
First Quarter	$1.85	$0.37
Second Quarter	$0.81	$0.39
Third Quarter	$0.54	$0.26
Fourth Quarter	$0.57	$0.22
     Prior to May 6, 2004, the Company’s old common stock was traded on the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “EXDTQ”. The old common stock was cancelled, effective May 5, 2004, pursuant to the Plan.
     The Company has not declared or paid dividends on its common stock during fiscal years 2006 and 2005. Covenants in the Company’s Credit Agreement restrict the Company’s ability to pay cash dividends on capital stock and the Company presently does not intend to pay dividends on its common stock.
     As of June 23, 2006, the Company had 24,551,008 shares of its common stock and, 4,881,048 of its warrants outstanding, with 3,610 and 4,912 holders of record, respectively.
     Equity Compensation Plan Information
     As of March 31, 2006, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of the Company’s common stock or awarded shares of common stock. The following table contains information relating to such plans as of March 31, 2006.

Number of securities
		Weighted-average	remaining available for
	Number of securities to be	exercise price of	future issuance under
	issued upon exercise of	outstanding	equity compensation
	outstanding options,	options, warrants	plans (excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,320,000	$8.83	1,805,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,320,000	$8.83	1,805,000

Of the total of 3,125,000 shares of common stock available for issuance under stock option and incentive plans for employees and non-employee directors, no more than 850,000 shares may be issued as restricted shares.
Item 6. Selected Financial Data
(in thousands, except per share data)
     The following table sets forth selected financial data for the Company. The reader should read this information in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this report. See Note 1 to the Consolidated Financial Statements regarding the Predecessor Company and the Successor Company.

	Successor Company		Predecessor Company
		Period From	Period from
	Fiscal	May 6, 2004	April 1, 2004
	Year Ended	to	to	Fiscal Year Ended
	2006	March 31, 2005	May 5, 2004	2004	2003	2002
Statement of Operations Data
Net sales	$2,819,876	$2,476,259	$214,607	$2,500,493	$2,361,101	$2,428,550
Gross profit	406,831	377,502	35,470	509,325	516,541	463,919
Selling, marketing and advertising expenses	271,059	251,085	24,504	264,753	261,299	290,957
General and administrative expenses	190,993	150,871	17,940	161,271	175,177	178,842
Restructuring and impairment	21,714	42,479	602	52,708	25,658	33,122
Goodwill impairment charge	—	388,524	—	—	37,000	105,000
Other (income) expense net	3,684	(56,898)	6,222	(40,724)	(11,035)	24,554
Interest expense, net	69,464	42,636	8,870	99,027	105,788	136,241
Loss before reorganization items, income tax, minority interest and cumulative effect of change in accounting principle	(150,083)	(441,195)	(22,668)	(27,710)	(77,346)	(304,797)
Reorganization items, net	6,158	11,527	18,434	67,042	36,370	—
Fresh start accounting	—	—	(228,371)	—	—	—
Gain on discharge	—	—	(1,558,839)	—	—	—
Minority interest	529	(18)	26	467	200	211
Income taxes	15,962	14,219	(2,482)	3,271	26,969	(1,422)
Income (Loss) before cumulative effect of change in accounting principle	(172,732)	(466,923)	1,748,564	(98,490)	(140,885)	(303,586)
Cumulative effect of change in accounting principle (1)	—	—	—	(15,593)	—	(496)
Net income (loss)	$(172,732)	$(466,923)	$1,748,564	$(114,083)	$(140,885)	$(304,082)
Basic and diluted net income (loss) per share	$(6.91)	$(18.68)	$63.86	$(4.17)	$(5.14)	$(11.35)

Balance Sheet Data (at period end)

Working capital (deficit) (2)	$431,570	$(180,172)	$402,076	$(270,394)	$(15,876)	$(951,866)
Property, plant and equipment, net	685,842	799,763	826,900	543,124	533,375	530,220
Total assets	2,082,909	2,290,780	2,729,404	2,471,808	2,372,691	1,915,868
Total debt	701,004	653,758	547,549	1,847,656	1,804,903	1,413,272
Total stockholders’ equity (deficit)	224,739	427,259	888,391	(769,769)	(695,369)	(555,742)

Other Financial Data

Cash provided by (used in):
Operating activities (3)	$(44,348)	$(9,691)	$(7,186)	$40,551	$(239,858)	$(6,665)
Investing activities	(32,817)	(44,013)	(4,352)	(38,411)	(39,095)	(58,462)
Financing activities	34,646	68,925	35,168	(9,667)	278,882	73,720

Capital expenditures	58,133	69,114	7,152	65,128	45,878	61,323
Cash dividends per share	—	—	—	—	—	0.04

(1)	The cumulative effect of change in accounting principle in fiscal 2002 resulted from the adoption of SFAS 133 on April 1, 2001 and in fiscal 2004 resulted from the adoption of SFAS 143 on April 1, 2003.

(2)	Working capital (deficit) is calculated as current assets less current liabilities, which at March 31, 2005 and March 31, 2002 reflects the reclassification of certain long-term debt as current. At March 31, 2003 and March 31, 2004, working capital (deficit) excludes liabilities of the Debtors classified as subject to compromise.

(3)	Cash used in operating activities in fiscal 2003 includes the repurchase of uncollected securitized accounts receivable under the terminated U.S. and European securitization programs of $117,455 and $124,793, respectively.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(in thousands, except per share data)
Important Matters
     On June 13, 2006, the Company was advised by its independent registered public accounting firm, PricewaterhouseCoopers LLP, that its report on the Company’s Consolidated Financial Statements as of and for the fiscal year ended March 31, 2006 will contain a going-concern modification.
     On June 28, 2006, the Company entered into a Standby Purchase Agreement with investors who would backstop a rights offering of common stock by the Company to its shareholders and purchase additional shares of common stock. Such transactions would provide gross proceeds to the Company of up to $125,000 before expenses. The closing of such transactions is subject to several conditions, including shareholder approval (which the Company plans to seek at its annual meeting of shareholders in August 2006), there being no material adverse effect on the Company’s business and there not being trading suspensions or other adverse developments in the financial markets.
     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operation and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in this annual report on Form 10-K. In particular, this discussion should be read in conjunction with Note 1. “Basis of Presentation” which describe the filing by Exide Technologies and certain of its subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on April 15, 2002 and the financial restructuring associated with the Company’s emergence from Chapter 11, effective May 5, 2004.
     After April 15, 2002, the Debtors operated their businesses and managed their properties as debtors-in-possession throughout the course of the bankruptcy case. The Debtors, along with the Official Committee of Unsecured Creditors filed the Plan with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the Plan. As of the Effective Date, the Debtors substantially consummated the transactions provided for in the Plan. See Item 1. “Business—Emergence from Chapter 11 Bankruptcy Protection”, which contains a summary of certain transactions that became effective on the Effective Date.
     The Consolidated Financial Statements contained herein have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Financial statements for periods subsequent to the Company’s emergence from Chapter 11 are not comparable with those of prior periods.
     Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purpose of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” and Item 1A. “Risk Factors” included in Part I of this report on Form 10-K for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause actual results to differ materially from the forward looking statements.
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately one-third of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average of the lead prices quoted on the London Metal Exchange (“LME”) have increased from $920.00 per metric tonne for the fiscal year ended March 31, 2005 to $1,041.00 for the fiscal year ended March 31, 2006. At June 23, 2006, the quoted price on the LME was $927.00 per metric tonne. The Company is also experiencing higher costs for other raw materials, including polypropylene. To the extent that lead prices continue to be volatile, going up or down, and the Company is unable to pass on these or other higher material costs to its customers, its financial performance is adversely impacted. Inversely, as lead prices decrease the Company may not be able to retain the current pricing as customers seek disproportionate price reductions.
     Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its smelters and diesel fuel for distribution of its products. The Company seeks to recoup these increased energy costs through surcharges. To the extent the Company is unable to pass on these higher energy costs to its customers, its financial performance is adversely impacted.
     Competition. The global transportation and industrial energy battery markets, are highly competitive. In recent years, competition has continued to intensify and is impacting the Company’s ability to pass along increased prices to keep pace with rising production costs. The effects of this competition have been exacerbated by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting our markets.
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales, expenses, assets and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the fiscal year ended March 31, 2006, approximately 58% of the Company’s net sales were generated in Europe, Asia, and

Australia. Further, approximately 61% of the Company’s aggregate accounts receivable and inventory as of March 31, 2006 were held by its European subsidiaries.
     Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results.
     Seasonality and Weather. The Company sells a disproportionate share of its transportation aftermarket batteries during the fall and early winter (the Company’s third and fourth fiscal quarters). Retailers buy automotive batteries during these periods so they will have sufficient inventory for cold weather periods. In addition, many of the Company’s industrial battery customers in Europe do not place their battery orders until the end of the calendar year. The impact of seasonality on sales has the effect of increasing the Company’s working capital requirements and also makes the Company more sensitive to fluctuations in the availability of liquidity.
     Unusually cold winters or hot summers may accelerate battery failure and increase demand for transportation replacement batteries. Mild winters and cool summers may have the opposite effect. As a result, if the Company’s sales are reduced by an unusually warm winter or cool summer, it is not possible for the Company to recover these sales in later periods. Further, if the Company’s sales are adversely affected by the weather, the Company cannot make offsetting cost reductions to protect its liquidity and gross margins in the short-term because a large portion of the Company’s manufacturing and distribution costs are fixed.
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt.
Fiscal 2006 Highlights and Outlook
     The Company’s reported results continued to be impacted in fiscal 2006 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries and energy costs used in the manufacturing and distribution of the Company’s products.
     In the North American market, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. This helps the Company in North America control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For fiscal 2006, the average cost of spent batteries has increased approximately 42% versus fiscal 2005. Therefore, the higher market price of lead with respect to North American manufacturing continues to impact results. The Company continues to take selective pricing actions and attempts to secure higher captive spent battery return rates to help mitigate these risks.
     In Europe, the Company’s lead requirements are mainly obtained from third-party suppliers. Because of the Company’s exposure to lead market prices in Europe, and based on historical price increases and apparent volatility in lead prices, the Company has implemented several measures to offset higher lead prices including selective pricing actions, lead price escalators, lead hedging and long-term lead supply contracts. In addition, the Company has automatic price escalators with many OEM customers. The Company currently recycles a small portion of its lead requirements in its European facilities.
     The Company expects that these higher lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, the selective pricing actions, lead price escalators in some contracts, lead hedging, long-term lead supply contracts and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lags the rise in market prices of lead and other commodities. Both price escalators and fuel surcharges are subject to the risk of customer acceptance.
     In addition to managing the impact of higher lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:
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

     (iii) Continuing to reduce costs, improve customer service and satisfaction through enhanced quality and reduced lead times. The Company is continuing to drive these strategies through its Take Charge initiative, including a limited engagement with the principal consultant for maximum transferability of skills and knowledge to ensure sustainability, as well as its EXCELL lean supply chain initiative, improved and focused supplier procurement initiatives across the Company and reductions in salaried headcount and discretionary spending.
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
     Inventory Reserves. The Company adjusts its inventory carrying value to estimated market value (when below historical cost basis) based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.
     Valuation of Long-lived Assets. The Company’s long-lived assets include property, plant and equipment, and identified intangible assets. Long-lived assets (other than indefinite lived intangible assets) are depreciated and amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate that the carrying value may not be recoverable. The fair value of indefinite-lived intangible assets are based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. An erosion of future business results in any of the Company’s business units could create impairment in other long-lived assets and require a significant write down in future periods.
     Employee Benefit Plans. The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions (“SFAS 87”)” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”)”. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see Employee Benefit Plans herein and Note 11 to the Consolidated Financial Statements.
     Deferred Taxes. The Company records valuation allowances to reduce its deferred tax assets to amounts that are more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company’s net recorded amount, an adjustment to the net deferred tax asset would increase income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax asset would decrease income in the period such determination was made. The Company regularly evaluates the need for valuation allowances against its deferred tax assets, and currently has full valuation allowances recorded for deferred tax assets in the U.S., the United Kingdom, France, and several other countries in Europe and ROW.
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
     Warranty and Return Allowance. For a majority of the Company’s sales, an up-front “warranty discount” is provided at the time of sale, after which there is no additional warranty obligation or customer right-of-return. For the remaining sales on which an up-front discount is not provided, the Company provides for an allowance for product returns and/or allowances.

Based upon its manufacturing re-work process, the Company believes that the majority of its product returns are not the result of product defects. Most returns are in fact subsequently sold as seconds at a reduced price. The Company recognizes warranty discounts and the estimated cost of product returns as a reduction of sales in the period in which the related revenue is recognized. The product return estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim/return date.
     Environmental Reserves. The Company is subject to numerous environmental laws and regulations in all the countries in which it operates. In addition, the Company can be held liable for investigation and remediation of sites impacted by its past operating activities. The Company maintains reserves for the cost of addressing these liabilities once they are determined to be both probable and reasonably estimable. These estimates are determined through a combination of methods, including outside estimates of likely expense and the Company’s historical experience in the management of these matters.
     Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable and there is a constructive obligation to remediate, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could result in either an increase or decrease in the reserves and have a significant impact on the Company’s liquidity and its results of operations.
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
     Litigation. The Company has legal contingencies that have a high degree of uncertainty. When a contingency becomes probable and reasonably estimable, a reserve is established. Numerous lawsuits have been filed against the Company for which the liabilities are not considered probable and/or reasonably estimable. Consequently, no reserves have been established for these matters. If future litigation or the resolution of existing matters result in liability to the Company, such liability could have a significant impact on the Company’s future results and liquidity.
     Recently Issued Accounting Standards. See Note 2 to the Consolidated Financial Statements for a description of new accounting pronouncements and their impact to the Company.
Results of Operations
     The Company reports its results as four business segments: Transportation North America, Transportation Europe and ROW, Industrial Energy North America, and Industrial Energy Europe and ROW. The following discussions provide a comparison of the Company’s results of operations for the fiscal year ended March 31, 2006 with the combined results of its operations and those of the Predecessor Company on a combined basis for the year ended March 31, 2005, and the results of operations of the Predecessor Company for the fiscal year ended March 31, 2004. The combined results of operations for the fiscal year ended March 31, 2005 include the Company’s results of operations for the period May 6, 2004 to March 31, 2005 combined with the results of operations of the Predecessor Company for the period April 1, 2004 to May 5, 2004. The combined financial information for the year ended March 31, 2005 is merely additive and does not give pro forma effect to the transactions provided for in the plan of reorganization or the application of fresh-start accounting. As a result of the reorganization and adoption of fresh-start accounting, the Company’s results of operations after May 5, 2005 are not comparable to the results of operations of the Predecessor Company for periods prior to May 6, 2005. The discussions with respect to the years ended March 31, 2005 and 2004 are provided for comparative purposes only, but the value of such comparisons may be limited. The information in this section should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing in Item 8. Financial Statements and Supplementary Data.

		For the fiscal year ended March 31, 2005
	Successor Company	COMBINED	Successor Company	Predecessor Company
	For the fiscal	For the fiscal	For the Period	For the Period	For the fiscal
	year ended	year ended	May 6, 2004 to	April 1, 2004 to	year ended
	March 31, 2006	March 31, 2005	March 31, 2005	May 5, 2004	March 31, 2004
NET SALES
Transportation
North America	$913,317	$847,571	$772,272	$75,299	$817,710
Europe & ROW	810,894	823,165	764,238	58,927	760,512
Industrial Energy
North America	274,976	223,008	203,815	19,193	210,572
Europe & ROW	820,689	797,122	735,934	61,188	711,699

TOTAL	$2,819,876	$2,690,866	$2,476,259	$214,607	$2,500,493

GROSS PROFIT
Transportation
North America	$97,092	$112,091	$100,970	$11,121	$146,790
Europe & ROW	102,680	114,495	106,645	7,850	159,062
Industrial Energy
North America	53,153	49,039	44,264	4,775	47,032
Europe & ROW	153,906	137,347	125,623	11,724	156,441

TOTAL	$406,831	$412,972	$377,502	$35,470	$509,325

EXPENSES
Transportation
North America	$103,172	$216,863	$208,155	$8,708	$83,770
Europe & ROW	78,284	219,987	212,828	7,159	83,422
Industrial Energy
North America	44,307	68,494	65,326	3,168	32,635
Europe & ROW	114,210	233,127	223,317	9,810	152,002

Unallocated expenses	216,941	138,364	109,071	29,293	185,206

TOTAL	$556,914	$876,835	$818,697	$58,138	$537,035

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, TAXES, MINORITY INTEREST, AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES
Transportation
North America	($6,080)	($104,772)	($107,185)	$2,413	$63,020
Europe & ROW	24,396	(105,492)	(106,183)	691	75,640
Industrial Energy
North America	8,846	(19,455)	(21,062)	1,607	14,397
Europe & ROW	39,696	(95,780)	(97,694)	1,914	4,439

Unallocated expenses	(216,941)	(138,364)	(109,071)	(29,293)	(185,206)

TOTAL	($150,083)	($463,863)	($441,195)	($22,668)	($27,710)

Fiscal Year Ended March 31, 2006 compared with Fiscal Year Ended March 31, 2005
     Overview
     Net loss for fiscal 2006 was $172,732 versus fiscal 2005 net income of $1,281,641. Included in fiscal 2006 consolidated net income were reorganization items of $6,158, restructuring costs of $21,714, and a charge of $23,837 related to the resolution of a U.S. Attorney matter (see Note 15 to the Consolidated Financial Statements for further discussion of this matter). In addition, in Other (income) expense net currency remeasurement gains (losses) of ($11,280) and ($3,703), primarily on U.S. dollar denominated debt in Europe, were recognized in fiscal 2006 and 2005, respectively. A gain (loss) on revaluation of a foreign currency forward contract of $1,081 and ($13,165) was recognized in fiscal 2006 and 2005 respectively. Gains on revaluation of warrants of $9,125 and $63,112 were recognized in fiscal 2006 and 2005, respectively. Included in fiscal 2005 consolidated net income were a gain on discharge of liabilities subject to compromise of $1,558,839, a gain on Fresh Start reporting adjustments of $228,371, and a non cash charge of $388,524 for goodwill impairment.

     Net Sales
Net sales were $ 2,819,876 for fiscal 2006 versus $2,690,866 in fiscal 2005. Currency fluctuations (primarily the weakening of the Euro against the U.S. dollar) negatively impacted net sales in fiscal 2006 by approximately $53,232. Excluding the currency impact, net sales increased by approximately $182,242 or 7% as a result of higher volumes, particularly in North America, and higher average selling prices due to lead and other related pricing actions.

	For the fiscal	For the fiscal	INCREASE / (DECREASE)
	year ended	year ended		Currency	Non-Currency
	March 31, 2006	March 31, 2005	TOTAL	Related	Related
Transportation
North America	$913,317	$847,571	$65,746	—	$65,746
Europe & ROW	810,894	823,165	(12,271)	(27,721)	15,450

	1,724,211	1,670,736	53,475	(27,721)	81,196

Industrial Energy
North America	274,976	223,008	51,968	—	51,968
Europe & ROW	820,689	797,122	23,567	(25,511)	49,078

	1,095,665	1,020,130	75,535	(25,511)	101,046

TOTAL	$2,819,876	$2,690,866	$129,010	($53,232)	$182,242

     Transportation North America net sales were $913,317 for fiscal 2006 versus $847,571 for fiscal 2005. Third party lead sales revenues for fiscal 2006 were approximately $ 8,600 higher than fiscal 2005 due to rising lead prices. Net sales for fiscal 2006 were $65,746 or 7.8% higher than fiscal 2005 due mainly to an increase in aftermarket volumes in the U.S. and Mexico. The Company also achieved higher average selling prices which, in part, reflected the pass-through of cost increases from lead, other materials, and energy. Price increases, however, have lagged rising costs, resulting in an overall net reduction in margins.
     Transportation Europe and ROW net sales were $810,894 for fiscal 2006 versus $823,165 for fiscal 2005. Net sales, before the unfavorable impact of $27,721 in net foreign exchange rate fluctuations, were higher by 1.8% mainly due to higher OEM and OES sales. This increase was, however, substantially offset by lower aftermarket sales.
     Industrial Energy North America net sales were $274,976 for fiscal 2006 versus $223,008 for fiscal 2005. Net sales were $51,968 or 23.3% higher due to strong volume growth in both the motive power and network power markets, particularly in telecommunications, and higher average selling prices related to lead and other pricing actions.
     Industrial Energy Europe and ROW net sales were $820,689 for fiscal 2006 versus $797,122 for fiscal 2005. Net sales, before an unfavorable currency impact of $25,511, increased $49,078 or 6.2% due to higher volumes in the material handling application and telecommunication channels, as well as higher average selling prices related to lead and other pricing actions. This favorability was, however, partially offset by competitive pricing pressures in both the original equipment and aftermarket channels.
     Gross Profit
     Gross profit was $406,831in fiscal 2006 versus $412,972 in fiscal 2005. Gross margin decreased to 14.4% in fiscal 2006 from 15.3% in fiscal 2005. Currency negatively impacted gross profit in fiscal 2006 by approximately $8,409. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were $1,041 dollars per metric tonne in fiscal 2006 versus $920 dollars per metric tonne in fiscal 2005), and were only partially recovered by higher average selling prices.

	For the fiscal year ended		For the fiscal year ended
	March 31, 2006		March 31, 2005		INCREASE / (DECREASE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
Transportation
North America	$97,092	10.6%	$112,091	13.2%	($14,999)	—	($14,999)
Europe & ROW	102,680	12.7%	114,495	13.9%	(11,815)	(3,683)	($8,132)

	199,772	11.6%	226,586	13.6%	(26,814)	(3,683)	($23,131)

Industrial Energy
North America	53,153	19.3%	49,039	22.0%	4,114	—	$4,114
Europe & ROW	153,906	18.8%	137,347	17.2%	16,559	(4,726)	$21,285

	207,059	18.9%	186,386	18.3%	20,673	(4,726)	$25,399

TOTAL	$406,831	14.4%	$412,972	15.3%	($6,141)	($8,409)	$2,268

     Transportation North America gross profit was $97,092 or 10.6% of net sales in fiscal 2006 versus $112,091 or 13.2% of net sales in fiscal 2005. The decrease in gross margin is primarily due to increases in costs for lead, other materials, and energy. Our U.S. battery recycling plants were adversely affected by a tight market for spent batteries as well as increases in the cost of ancillary materials used in the lead conversion process. The effect of higher lead, other materials and energy costs was only partially recovered by higher average selling prices. Additionally, a favorable change in the allocation of lead costs between Transportation North America and Industrial Energy North America partially offset the negative impact of the lead increases to the segment by approximately $6,275.
     Transportation Europe and ROW gross profit was $102,680 or 12.7% of net sales in fiscal 2006 versus $114,495 or 13.9% of net sales in fiscal 2005. Currency negatively impacted gross profit during fiscal 2006 by approximately $3,683. The decrease in gross margin was primarily due to lower sales volumes in the Aftermarket channel combined with higher raw material costs, partially offset by recoveries through pricing actions. Additionally, benefits of increased efficiencies resulting from the plant closure in Nanterre, France and other rationalization projects helped to mitigate the decrease in gross margins versus fiscal 2005.
     Industrial Energy North America gross profit was $53,153 or 19.3% of net sales in fiscal 2006 versus $49,039 or 22.0% of net sales in fiscal 2005. The increase in gross profit was primarily due to higher sales volumes, partially offset by higher lead costs and other commodity costs not fully recovered through price increases and an unfavorable change of approximately $6,275 in the allocation of lead costs between Transportation North America and Industrial Energy North America.
     Industrial Energy Europe and ROW gross profit was $153,906 or 18.8% of net sales in fiscal 2006 versus $137,347 or 17.2% of net sales in fiscal 2005. Currency negatively impacted Industrial Energy Europe and ROW gross profit in fiscal 2006 by approximately $4,726. Gross profit was positively impacted by higher sales volume, higher average selling prices, and the benefits of headcount and other cost reduction programs, partially offset by higher lead and other commodity costs.
          Expenses
     Expenses were $556,914 in fiscal 2006 versus $876,835 in fiscal 2005. Included in expenses are restructuring charges of $21,714 in fiscal 2006 and $43,081 in fiscal 2005. Also included in fiscal 2005 expenses is a charge for goodwill impairment of $388,524. Excluding these items, expenses were $535,200 and $445,230 in fiscal 2006 and fiscal 2005, respectively. Weaker foreign currencies favorably impacted expenses by approximately $8,040 in fiscal 2006. The change in expenses was attributable to the following matters:
(i)	fiscal 2006 and 2005 included a gain (loss) on revaluation of foreign currency forward contract of $1,081and ($13,165) respectively;

(ii)	interest, net increased $17,958 principally due to higher interest rates and higher debt levels;

(iii)	fiscal 2006 and fiscal 2005 expenses included currency remeasurement losses of $11,280 and $3,703, respectively, included in Other (income) expense, net;

(iv)	fiscal 2006 and 2005 expenses included a gain on revaluation of Warrants of $9,125 and $63,112, included in Other (income) expense, net;

(v)	fiscal 2006 and 2005 expenses included a loss on sale of assets of $8,044 and $7,649, included in other (income) expense, net; and

(vi)	fiscal 2006 expenses included $23,837 for settlement of a U.S. Attorney matter, which was recorded on a discounted basis as payments will occur over a five year period. See Note 15 to the Consolidated Financial Statements for further discussion of the U.S. Attorney matter.

	For the fiscal	For the fiscal	INCREASE / (DECREASE)
	year ended	year ended		Currency	Non-Currency
	March 31, 2006	March 31, 2005	TOTAL	Related	Related
Transportation
North America	$103,172	$216,863	($113,691)	—	($113,691)
Europe & ROW	78,284	219,987	(141,703)	(2,001)	(139,702)

	181,456	436,850	(255,394)	(2,001)	(253,393)

Industrial Energy
North America	44,307	68,494	(24,187)	—	(24,187)
Europe & ROW	114,210	233,127	(118,917)	(3,423)	(115,494)

	158,517	301,621	(143,104)	(3,423)	(139,681)

Unallocated corporate expenses	216,941	138,364	78,577	(2,616)	81,193

TOTAL	$556,914	$876,835	($319,921)	($8,040)	($311,881)

     Transportation North America expenses were $103,172 in fiscal 2006 versus $216,863 in fiscal 2005. Expenses in fiscal 2005 were $94,802 before a goodwill impairment charge of $122,061. The increase in expenses before goodwill impairment was due mainly to higher branch operating costs, including diesel fuel.
     Transportation Europe and ROW expenses were $78,284 in fiscal 2006 versus $219,987 in fiscal 2005. Currency favorably impacted expenses in fiscal 2006 by approximately $2,001. Expenses in fiscal 2005 were $107,739 before a goodwill impairment charge of $112,248. The decrease in expenses before goodwill impairment was primarily due to lower selling and marketing costs, lower headcount, and a general reduction in other administrative expenses.
     Industrial Energy North America expenses were $44,307 in fiscal 2006 versus $68,494 in fiscal 2005. Expenses in fiscal 2005 were $31,110 before a goodwill impairment charge of $37,384. The increase in expenses before goodwill impairment was primarily due to restructuring costs of $10,100 associated with the closure of the Kankakee facility and increased variable selling costs resulting from a significant increase in net sales.
     Industrial Energy Europe and ROW expenses were $114,210 in fiscal 2006 versus $233,127 in fiscal 2005. Currency favorably impacted expenses in fiscal 2006 by approximately $3,423. Expenses in fiscal 2005 were $116,296 before a goodwill impairment charge of $116,831. The decrease in expenses before goodwill impairment was primarily due to lower selling, marketing, advertising, general and administrative expenses achieved through targeted cost reduction programs, partially offset by higher restructuring costs.
     Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), and gain on revaluation of Warrants, were $216,941 in fiscal 2006 versus $138,364 in fiscal 2005. Expenses for fiscal 2006 and 2005 included a gain (loss) on revaluation of foreign currency forward contract of $1,081 and ($13,165) respectively. Expenses for fiscal 2006 and 2005 expenses included gains on revaluation of Warrants of $9,125 and $63,112, respectively. Expenses for fiscal 2006 and 2005 included currency remeasurement losses of $11,280 and $3,703, respectively. Currency favorably impacted unallocated expenses in fiscal 2006 by approximately $2,616. Corporate expenses in fiscal 2006 and 2005 were $146,403 and $133,102, respectively. The increase was primarily due to $23,837 for the U.S. Attorney matter recorded in fiscal 2006 discussed above, partially offset by lower general and administrative cost resulting from the Company’s continued restructuring efforts. Interest expense, net was $69,464 in fiscal 2006 versus $51,506 in fiscal 2005. The increase is principally due to higher outstanding debt and higher interest rates on the Company’s credit facility.
     Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle
     Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($150,083) or (5.3%) of net sales in fiscal 2006 versus ($463,863) or (17.2%) of net sales in fiscal 2005 due to the items discussed above. Fiscal 2005 included a goodwill impairment charge of $388,524.

	For the fiscal year ended		For the fiscal year ended
	March 31, 2006		March 31, 2005
		Percent of		Percent of	INCREASE /
	TOTAL	Net Sales	TOTAL	Net Sales	(DECREASE)
Transportation
North America	($6,080)	(0.7%)	($104,772)	(12.4%)	$98,692
Europe & ROW	24,396	3.0%	(105,492)	(12.8%)	129,888

	18,316	1.1%	(210,264)	(12.6%)	228,580

Industrial Energy
North America	8,846	3.2%	(19,455)	(8.7%)	28,301
Europe & ROW	39,696	4.8%	(95,780)	(12.0%)	135,476

	48,542	4.4%	(115,235)	(11.3%)	163,777

Other	(216,941)	n/a	(138,364)	n/a	(78,577)

TOTAL	($150,083)	(5.3%)	($463,863)	(17.2%)	$313,780

     Transportation North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($6,080) or (0.7%) of net sales in fiscal 2006 versus ($104,772), or (12.4%) of net sales in fiscal 2005, due to the items discussed above. Fiscal 2005 included a goodwill impairment charge of $122,061.
     Transportation Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $24,396, or 3.0% of net sales in fiscal 2006 versus ($105,492), or (12.8%) of net sales in fiscal 2005, due to the items discussed above. Fiscal 2005 included a goodwill impairment charge of $112,248.
     Industrial Energy North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $8,846 or 3.2% of net sales in fiscal 2006 versus ($19,455), or (8.7%) of net sales in fiscal 2005, due to the items discussed above. Fiscal 2005 included a goodwill impairment charge of $37,384.
     Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was $39,696, or 4.8% of net sales in fiscal 2006 versus ($95,780), or (12.0%) of net sales in fiscal 2005, due to the items discussed above. Fiscal 2005 included a goodwill impairment charge of $116,831.
     Reorganization Items
     Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the Consolidated Statements of Operations. Reorganization items for fiscal 2006 and 2005 were $6,158 and $29,961, respectively. These items include professional fees including financial and legal services, success fees payable to the Company’s advisors related to Chapter 11 bankruptcy emergence, employee retention costs for key members of management, income from refund of preference payments made to suppliers prior to the bankruptcy filing, income associated with rejection of certain executory contracts, costs associated with directors and officers liability insurance coverage for the Predecessor Company, and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing. See Note 6 to the Consolidated Financial Statements.
     Gain on Discharge of Liabilities Subject to Compromise
     For fiscal 2005, the Company recognized a $1,558,839 gain on discharge of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan.
     Fresh Start reporting Adjustments
     For fiscal 2005 as a result of the Company’s adoption of Fresh Start reporting, upon consummation of the Plan on the Effective Date, the Company recorded certain adjustments to assets and liabilities to reflect their fair values. The Fresh Start adjustments resulted in a gain of $228,371.
     Income Taxes
     In fiscal 2006, an income tax provision of $15,962 was recorded on pre-tax income (loss) of ($156,241). In fiscal 2005, an income tax provision of $11,737 was recorded on pre-tax income (loss) of $1,293,386. The effective tax rate was 10.2%

and 0.9% in fiscal 2006 and 2005, respectively. The effective tax rate for fiscal 2006 and 2005 was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe, Australia and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., the United Kingdom and France. The effective tax rate for fiscal 2006 was impacted by the recognition of $78,334 of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, and Italy. The effective tax rate for fiscal 2006 was also impacted by the recognition of $5,897 in valuation allowances on tax benefits generated from prior year losses and certain deductible temporary differences in Spain based on the Company’s assessment that it is more likely than not that the related tax benefits will now not be realized. The effective tax rate for fiscal 2005 was impacted by the gain on discharge of liabilities subject to compromise of $1,558,839, which is exempt from tax in the U.S., the non-taxable gain on Fresh Start reporting adjustments of $228,371 and the non-deductibility of the $388,524 goodwill impairment charge. The effective tax rate in fiscal 2005 was also impacted by the recognition of $41,400 primarily in valuation allowances on tax benefits generated from prior year losses and certain deductible temporary differences in France and Italy based on the Company’s assessment that it is more likely than not that the related tax benefits will now not be realized.
Fiscal Year Ended March 31, 2005 compared with Fiscal Year Ended March 31, 2004
     Overview
     Net income for fiscal 2005 was $1,281,641 versus fiscal 2004 net loss of $114,083. Included in fiscal 2005 consolidated net income were reorganization items of $29,961, restructuring costs of $43,081, a non-cash charge of $388,524 for goodwill impairment, an income tax charge of $11,737 primarily resulting from a change in valuation allowances, gain on discharge of liabilities subject to compromise of $1,558,839, gain on Warrants of $63,112 and gain on Fresh Start reporting adjustments of $228,371. Included in fiscal 2004 consolidated net loss were reorganization items in connection with the bankruptcy of $67,042, restructuring costs of $52,708 and a charge of $15,593 for the cumulative effect of a change in accounting principle. In addition, net currency remeasurement (losses) gains of ($3,703) and $43,846, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in fiscal 2005 and fiscal 2004, respectively and a loss on revaluation of a foreign currency forward contract of $13,165 was recognized in Other (income) expense, net in fiscal 2005.
     Net Sales
     Net sales were $2,690,866 for fiscal 2005 versus $2,500,493 in fiscal 2004. Currency positively impacted net sales in fiscal 2005 by approximately $104,000. Net sales were also higher as a result of lead related and other pricing actions.

	For the fiscal	For the fiscal	INCREASE / (DECREASE)
	year ended	year ended		Currency	Non-Currency
	March 31, 2005	March 31, 2004	TOTAL	Related	Related
Transportation
North America	$847,571	$817,710	$29,861	—	$29,861
Europe & ROW	823,165	760,512	62,653	54,000	8,653

	1,670,736	1,578,222	92,514	54,000	38,514

Industrial Energy
North America	223,008	210,572	12,436	—	12,436
Europe & ROW	797,122	711,699	85,423	50,000	35,423

	1,020,130	922,271	97,859	50,000	47,859

TOTAL	$2,690,866	$2,500,493	$190,373	$104,000	$86,373

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

	For the fiscal year ended		For the fiscal year ended
	March 31, 2005		March 31, 2004		INCREASE / (DECREASE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
Transportation
North America	$112,091	13.2%	$146,790	18.0%	($34,699)	—	($34,699)
Europe & ROW	114,495	13.9%	159,062	20.9%	(44,567)	11,000	(55,567)

	226,586	13.6%	305,852	19.4%	(79,266)	11,000	(90,266)

Industrial Energy
North America	49,039	22.0%	47,032	22.3%	2,007	—	2,007
Europe & ROW	137,347	17.2%	156,441	22.0%	(19,094)	11,000	(30,094)

	186,386	18.3%	203,473	22.1%	(17,087)	11,000	(28,087)

TOTAL	$412,972	15.3%	$509,325	20.4%	($96,353)	$22,000	($118,353)

     Transportation North America gross profit was $112,091 or 13.2% of net sales in fiscal 2005 versus $146,790 or 18.0% of net sales in fiscal 2004. The effect of higher lead costs (only partially recovered by higher average selling prices), higher depreciation due to Fresh Start reporting, and the unfavorable effects of products sales mix were partially offset by the impact of slightly higher sales volumes and higher third party lead sales due to increased lead prices.
     Transportation Europe and ROW gross profit was $114,495 or 13.9% of net sales in fiscal 2005 versus $159,062 or 20.9% of net sales in fiscal 2004. Currency positively impacted Transportation Europe and ROW gross profit in fiscal 2005 by approximately $11,000. The decrease was primarily due to lower sales volumes, higher lead costs (only partially recovered through higher selling prices) and higher depreciation due to Fresh Start reporting.
     Industrial Energy North America gross profit was $49,039 or 22.0% of net sales in fiscal 2005 versus $47,032 or 22.3% of net sales in fiscal 2004. Gross profit was higher primarily due to higher sales volumes, previously deferred income on a customer agreement under which the Company fulfilled its obligations in the third quarter of fiscal 2005 and the impact of headcount and cost reduction programs, partially offset by higher lead costs not recovered through price increases and higher cost of goods sold and depreciation due to Fresh Start reporting.
     Industrial Energy Europe and ROW gross profit was $137,347 or 17.2% of net sales in fiscal 2005 versus $156,441 or 22.0% of net sales in fiscal 2004. Currency positively impacted Industrial Energy Europe and ROW gross profit in fiscal 2005 by approximately $11,000. Gross profit was negatively impacted by competitive pricing pressures, higher lead costs not recovered through price increases, and higher depreciation due to Fresh Start reporting, partially offset by the impact of higher sales volume and headcount and cost reduction programs, including the full year benefit of plant closures in Italy and Germany.
     Expenses
     Expenses were $876,835 in fiscal 2005 versus $537,035 in fiscal 2004. Included in expenses are restructuring charges of $43,081 in fiscal 2005 and $52,708 in fiscal 2004. Also included in fiscal 2005 expenses is a charge for goodwill impairment of $388,524. Excluding these items, expenses were $445,230 and $484,327 in fiscal 2005 and fiscal 2004, respectively. Stronger foreign currencies unfavorably impacted expenses by approximately $24,500 in fiscal 2005. The change in expenses was impacted by the following matters:
(i)	fiscal 2005 selling, marketing and advertising costs and general and administration costs were favorably impacted by the Company’s cost-reduction programs, primarily through headcount reductions;

(ii)	fiscal 2004 expenses include a $3,175 gain on the sale of the Company’s European non-lead battery assets and a $9,309 loss on the sale of receivables under the Company’s prior securitization facility, included in Other (income) expense, net;

(iii)	interest, net decreased by $47,521 principally due to the debt discharged under the Company’s Plan of Reorganization;

(iv)	fiscal 2005 and fiscal 2004 expenses included currency remeasurement (losses) gains of ($3,703) and $43,846, respectively, included in Other (income) expense, net;

(v)	fiscal 2005 expenses included a loss on revaluation of a foreign currency forward contract of $13,165, included in Other (income) expense, net;

(vi)	fiscal 2005 expenses included a gain on revaluation of Warrants of $63,112 included in Other (income) expense, net; and

(vii)	fiscal 2005 expenses included recognition of $10,807 of insurance recoveries and the resulting gain from the involuntary conversion of assets related to the interruption of business due to a fire at an Industrial Energy Europe and ROW manufacturing facility, included in Other (income) expense, net.

	For the fiscal	For the fiscal	INCREASE / (DECREASE)
	year ended	year ended		Currency	Non-Currency
	March 31, 2005	March 31, 2004	TOTAL	Related	Related
Transportation
North America	$216,863	$83,770	$133,093	—	$133,093
Europe & ROW	219,987	83,422	136,565	6,000	130,565

	436,850	167,192	269,658	6,000	263,658

Industrial Energy
North America	68,494	32,635	35,859	—	35,859
Europe & ROW	233,127	152,002	81,125	10,700	70,425

	301,621	184,637	116,984	10,700	106,284

Unallocated corporate expenses	138,364	185,206	(46,842)	7,800	(54,642)

TOTAL	$876,835	$537,035	$339,800	$24,500	$315,300

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
     Industrial Energy Europe and ROW expenses were $233,127 in fiscal 2005 versus $152,002 in fiscal 2004. Currency unfavorably impacted expenses in fiscal 2005 by approximately $10,700. The increase in expenses was primarily due to a goodwill impairment charge of $116,831, partially offset by the effects of cost-reduction programs, primarily through headcount reductions, and lower restructuring costs and the recognition of $10,807 insurance recoveries and the resulting gain from the involuntary conversion of assets related to the interruption of business due to a fire at one of the Company’s manufacturing facilities, included in Other (income) expense, net. Fiscal 2004 expenses included a $3,175 gain on the sale of the Company’s European non-lead battery assets.
     Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), losses on sales of receivables and gain on revaluation of Warrants, were $138,364 in fiscal 2005 versus $185,206 in fiscal 2004. Fiscal 2005 expenses included a loss on revaluation of a foreign currency forward contract of $13,165 and a gain on revaluation of Warrants of $63,112. Expenses for fiscal 2005 and fiscal 2004 included currency remeasurement (losses) gains of ($3,703) and $43,846, respectively. Currency unfavorably impacted unallocated expenses in fiscal 2005 by approximately $7,800. Corporate expenses in fiscal 2005 and fiscal 2004 were $133,102 and $118,765, respectively. The increase was primarily due to costs associated with Sarbanes Oxley implementation and corporate severance costs, partially offset by the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $51,506 in fiscal 2005 versus $99,027 in fiscal 2004. The decrease is principally due to the debt discharged under the Company’s Plan of Reorganization.
     Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle
     Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($463,863) or (17.2%) of net sales in fiscal 2005 versus ($27,710), or (1.1%) of net sales in fiscal 2004 due to the items discussed above. Fiscal 2005 included a goodwill impairment charge of $388,524.

	For the fiscal year ended		For the fiscal year ended
	March 31, 2005		March 31, 2004
		Percent of		Percent of	INCREASE /
	TOTAL	Net Sales	TOTAL	Net Sales	(DECREASE)
Transportation
North America	($104,772)	(12.4%)	$63,020	7.7%	($167,792)
Europe & ROW	(105,492)	(12.8%)	75,640	9.9%	(181,132)

	(210,264)	(12.6%)	138,660	8.8%	(348,924)

Industrial Energy
North America	(19,455)	(8.7%)	14,397	6.8%	(33,852)
Europe & ROW	(95,780)	(12.0%)	4,439	0.6%	(100,219)

	(115,235)	(11.3%)	18,836	2.0%	(134,071)

Other	(138,364)	n/a	(185,206)	n/a	46,842

TOTAL	($463,863)	(17.2%)	($27,710)	(1.1%)	($436,153)

     Transportation North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($104,772), or (12.4%) of net sales in fiscal 2005 versus $63,020, or 7.7% of net sales in fiscal 2004, due to the items discussed above. Fiscal 2005 included a goodwill impairment charge of $122,061.
     Transportation Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($105,492), or (12.8%) of net sales in fiscal 2005 versus $75,640, or 9.9% of net sales in fiscal 2004, due to the items discussed above. Fiscal 2005 included a goodwill impairment charge of $112,248.
     Industrial Energy North America income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($19,455), or (8.7%) of net sales in fiscal 2005 versus $14,397, or 6.8% of net sales in fiscal 2004, due to the items discussed above. Fiscal 2005 included a goodwill impairment charge of $37,384.
     Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle was ($95,780), or (12.0%) of net sales in fiscal 2005 versus $4,439, or 0.6% of net sales in fiscal 2004, due to the items discussed above. Fiscal 2005 included a goodwill impairment charge of $116,831.
     Reorganization Items
     Reorganization items for fiscal 2005 and fiscal 2004 were $29,961 and $67,042, respectively. These items included professional fees including financial and legal services, success fees payable to the Company’s advisors related to Chapter 11 bankruptcy emergence, employee retention costs for key members of management, income from refund of preference payments made to suppliers prior to the bankruptcy filing, income associated with rejection of certain executory contracts, costs associated with directors and officers liability insurance coverage for the Predecessor Company and interest income earned as a result of having assumed excess cash balances due to the Chapter 11 filing.

          Gain on discharge of liabilities subject to compromise
          For fiscal 2005, the Company recognized a $1,558,839 gain on discharge of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan.
          Fresh Start reporting adjustments
          For fiscal year 2005 as a result of the Company’s adoption of Fresh Start reporting, upon consummation of the Plan on the Effective Date, the Company recorded certain adjustments to assets and liabilities to reflect their fair values. The Fresh Start adjustments resulted in a gain of $228,371.
          Income Taxes
          In fiscal 2005, an income tax provision of $11,737 was recorded on pre-tax income of $1,293,386. In fiscal 2004, an income tax provision of $3,271 was recorded on a pretax loss of $94,752. The effective tax rate was 0.9% and 3.5% in fiscal 2005 and fiscal 2004, respectively. The effective tax rate for fiscal 2005 and fiscal 2004 was impacted by the generation of income in tax-paying jurisdictions, principally Europe, Australia and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., the United Kingdom and France. The effective tax rate for fiscal 2005 was impacted by the gain on discharge of liabilities subject to compromise of $1,558,839, which is exempt from tax in the United States, the non-taxable gain on Fresh Start reporting adjustments of $228,371 and the non-deductibility of the $388,524 goodwill impairment charge. The effective tax rate for fiscal 2005 was also impacted by the recognition of $41,400 for valuation allowances on tax benefits generated from prior year losses and certain deductible temporary differences in France and Italy based on the Company’s assessment that it is more likely than not that the related tax benefits will now not be realized. The effective tax rate for fiscal 2004 was impacted by the $3,175 gain on the sale of the Company’s European non-lead battery assets, which was a non-taxable transaction.
Liquidity and Capital Resources
     As of March 31, 2006, the Company had cash and cash equivalents of $32,161 and availability under the Revolving Loan Facility of $29,669 as compared to cash and cash equivalents of $76,696 and availability under the Revolving Loan Facility of $68,814 at March 31, 2005. On June 23, 2006, total liquidity was approximately $55,600, consisting of availability under the revolving term loan facility of $15,700 and an estimated $39,900 in cash and cash equivalents. It should be noted that cash and cash equivalents fluctuate substantially on a daily basis due in part to the timing of account receivable collections, and are subject to the monthly reconciliation process of the Company’s numerous global accounts.
          As of June 16, 2006, the Company believes, based upon its financial forecast and plans that it will comply with the Credit Agreement covenants for at least the period through March 31, 2007. The Company has suffered recurring losses and negative cash flows from operations. Additionally, given the Company’s past financial performance in comparison to its budgets and forecasts, there is no assurance the Company will be able to meet these budgets and forecasts and be in compliance with one or more of its debt covenants of its Senior Secured Credit Facility through March 31, 2007. These uncertainties with respect to the Company’s past performance in comparison to its budgets and forecasts and its ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2006. Failure to comply with the Credit Agreement covenants, without waiver, would result in a default under the Credit Agreement. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
     Generally, the Company’s principal sources of liquidity are cash from operations, borrowings under the Credit Agreement, and proceeds from any asset sales which are not used to repay Credit Agreement debt. The Credit Agreement requires that the proceeds from asset sales be used for the pay down of Term Loans, except for specific exceptions which permit the Company to retain $30,000 from specified non-core asset sales and 50% of the proceeds of the sale of other specified assets with an estimated value of $100,000.
          The Company’s current liquidity position at June 16, 2006 of $55,600 remains constrained. The Company has an operational plan that would provide adequate liquidity to fund its operations through the remainder of the fiscal year. The Company has reduced its planned capital expenditures and planned restructuring activities in order to provide additional liquidity. On June 28, 2006, the Company entered into a Standby Purchase Agreement with investors who would backstop a rights offering of common stock by the Company to its shareholders and purchase additional shares of common stock. Such transactions would provide gross proceeds to the Company of up to $125,000 before expenses. The closing of such transactions is subject to several conditions, including shareholder approval (which the Company plans to seek at its annual meeting of shareholders in August 2006), there being no material adverse effect on the Company’s business and there not being trading suspensions or other adverse developments in the financial markets.
     If the Company fails to meet its operations objectives, including working capital reductions, and if such shortfall is not replaced through proceeds from a rights offering or other means, the lack of liquidity would have a material adverse impact on the Company’s ability to fund its operations and financial obligations and cause the Company to evaluate a restructuring of its obligations.
     On May 5, 2004, the Company entered into a $600,000 Senior Secured Credit Agreement which included a $500,000 Multi-Currency Term Loan Facility and a $100,000 Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40,000. The Credit Agreement is the Company’s most important source of liquidity outside of its cash flows from operations. The Revolving Loan Facility matures on May 5, 2009 and the Term Loan Facility matures on May 5, 2010. As part of an amendment effective February 1, 2006, the requirement to make periodic principal repayments was eliminated from the Term Loan Facility. The Term Loan Facility and Revolving Loan Facility bear interest at LIBOR plus 6.25% per annum. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are collateralized by substantially all of the assets of the Company and the subsidiary guarantors.
     The Credit Agreement requires the Company to comply with financial covenants, including a minimum Adjusted EBITDA covenant for the relevant periods. The Credit Agreement provides for different required covenant amounts and ratios for different periods. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.
     On February 1, 2006, the Company obtained amendments to the Credit Agreement which provided $46,250 of additional borrowings, eliminated scheduled amortization of principal payments during the term of the facility, eliminated most financial covenants, relaxed the covenant related to Adjusted EBITDA, modified covenants for the maximum capital expenditures and leverage ratios for permitted acquisitions, expanded the amount of non-core asset sale proceeds to be retained by the Company, and enhanced existing call protection for the lenders as well as extended such call protection to include outstanding amounts of the Company’s revolving loan facility.
     On March 15, 2006, the Company obtained further amendments to the Credit Agreement, which relaxed the covenant related to Adjusted EBITDA, eliminated the “going concern” covenant for fiscal 2006, increased call protection for the lenders in the event the Company refinances the Credit Agreement, increased the applicable margin for the outstanding loans, and provided for the Company to pay certain fees for a financial advisor for the lenders.
     In March 2005, the Company issued $290,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2013. Interest of $15,225 is payable semi-annually on March 15 and September 15. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The Indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets. Under the Indenture, proceeds from asset sales (to the extent in excess of a $5,000 threshold) must be applied to offer to repurchase notes to the extent such proceeds exceed $20,000 in the aggregate and are not applied within 365 days to retire Credit Agreement borrowings or the Company’s pension contribution obligations that are secured by a first priority lien on the Company’s assets or to make investments or capital expenditures. Under a registration rights agreement, the Company was required to file a registration statement with the SEC within 180 days of the March 15, 2005 issuance of the notes. To date, the Company has not yet filed the registration statement and is subject to certain liquidated damages until such time as the registration statement is filed. Until such time as the registration statement is filed, the Company is required to pay interest on the principal amount of the outstanding notes at an additional rate of 0.25% per annum for each ninety day period thereafter, subject to a maximum of 1.0% per annum in the aggregate.
     Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60,000. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2006 was 3.41%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At March 31, 2006, the Company had outstanding letters of credit with a face value of $43,785 and surety bonds with a face value of $30,089. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached agreement with the surety to maintain its current surety bonds through July 31, 2006. Collateral held by the surety in the form of letters of credit at March 31, 2006, pursuant to the terms of the agreement, was $30,089.
          At March 31, 2006, the Company was in compliance with covenants contained in the Credit Agreement and Indenture agreements that cover the Senior Secured Notes and Floating Rate Convertible Senior Subordinated Notes.
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
          Sources Of Cash
          The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable and sale-leaseback transactions. Additional cash has been generated in recent years from the sale of non-core businesses and assets.
          The Company generated $25,316 and $27,901 in cash from the sale of non-core businesses and other assets in fiscal 2006 and fiscal 2005, respectively. Other asset sales principally relate to the sale of surplus land and buildings. During fiscal 2006, $10,852 of cash generated from the sale of these assets was used to reduce debt balances.
          Cash flows provided by financing activities were $34,646 and $104,093 in fiscal 2006 and fiscal 2005, respectively. Cash flows provided by financing activities in fiscal 2006 relate primarily to additional borrowings under the Senior Secured Credit Facility as well as additional short-term borrowings, partially offset by repayments under these arrangements, and related debt financing costs. For fiscal 2005, cash flows provided by financing activities related primarily to the issuance of $350,000 in notes and borrowings under the Credit Agreement, partially offset by financing costs for the borrowings and the pay off and termination of the DIP facilities.
          Total debt at March 31, 2006 was $701,004, as compared to $653,758 at March 31, 2005. See Note 10 to the Consolidated Financial Statements for the composition of such debt.
          Going forward, the Company’s principal sources of liquidity will be cash from operations, the Credit Agreement, and proceeds from any asset sales. The Credit Agreement requires that the proceeds from asset sales are mandatorily required to be applied to the pay down of Term Loans, except for specific exceptions contained in the Credit Agreement as amended, which permit the Company to retain $30,000 of proceeds from the sale of specified non-core assets. The Credit Agreement includes identified assets with an estimated value of approximately $100,000, which if disposed, 50% of the net proceeds would be retained by the Company.

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
     Cash flows used in operating activities were $44,348 in fiscal 2006 and $16,877 in fiscal 2005. Comparative cash flows were negatively impacted by higher net cash used in operating activities before working capital changes, increased working capital used as a result of higher inventory carrying costs and prepayment required for lead (mainly in Europe) and $48,071 of restructuring costs paid during the period.
     The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2007 and fiscal 2008, including payment of remaining accrued restructuring costs of approximately $9,798 as of March 31, 2006. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity. For further discussion see Note 16 to the Consolidated Financial Statements.
     Prior to and during the Company’s Chapter 11 proceeding, the Company experienced a tightening of trade credit availability and terms. The Company has not obtained any significant improvement in trade credit terms since its emergence.
     Capital expenditures were $58,133 and $76,266 in fiscal 2006 and fiscal 2005, respectively.
     As of March 31, 2006, the Company had five outstanding foreign currency forward contracts totaling $2,812 with varying maturities of October 6, 2006, November 20, 2006, December 19, 2006, January 8, 2007 and January 29, 2007. At March 31, 2005, the Company had one foreign currency forward contract outstanding, which was settled on May 9, 2005, requiring a cash payment of $12,084.
Employee Benefit Plans
     Description
     The Company has a noncontributory defined benefit pension plan covering substantially all hourly and salaried employees in the U.S. Most plan formulas covering hourly employees provide pension benefits of stated amounts for each year of credited service, while a few provide benefits based on final average pay. Salaried employees in the U.S. are covered by a cash balance formula providing pay credits as a percentage of salary up to qualified limits and interest credits on the account balances.
     On March 31, 2006, Exide announced that it would be freezing the benefit accruals for all non-union employees in their U.S. plan effective May 15, 2006. Due to the timing of this announcement and the accounting rules, the partial plan freeze did not have an impact on the net periodic pension cost, the footnote liabilities or the balance sheet net amount recognized for the fiscal year ending March 31, 2006. The freeze is reflected in the Company’s projections of future contributions and will be recognized in the following year’s expense.
     Europe and ROW subsidiaries of the Company sponsor several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. In most cases, the defined benefit plans are not funded.
     The Company provides certain retiree health care and life insurance benefits for a limited number of employees. The Company accrues the estimated cost of providing post-retirement benefits during the employees’ applicable years of service.
     Assets funded under both the North American and European defined benefit plans consist primarily of equity and fixed income securities. At March 31, 2006, the fair market value of assets for the Company’s defined benefit plans was $326,480 compared to $295,298 at March 31, 2005.
     Accounting And Significant Assumptions
     The Company accounts for pension benefits using the accrual method set forth in SFAS 87. The accrual method of accounting for pensions involves the use of actuarial assumptions concerning future events that impact estimates of the amount and timing of benefit obligations and future benefit payments.

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
     At March 31, 2006, the Company has slightly lowered the discount rates used to value its pension benefit obligations to reflect the decline in yields on high quality corporate bonds, and increased the rate of compensation increase to reflect current inflationary expectations. The aggregate effect of these changes increased the present value of projected benefit obligations as of March 31, 2006 and had the effect of increasing pension expense in fiscal 2006. However, this was outweighed by other factors such as updated demographic data, therefore the present value of projected benefit obligations as of March 31, 2006 and the pension expense for fiscal 2006 actually reduced as compared to their 2005 equivalents. Pension expense for the Company’s defined benefit pension and other post-retirement benefit plans was $23,893 in fiscal 2006 compared to $26,058 in fiscal 2005.
     A one-percentage point change in the weighted average expected return on plan assets for defined benefit plans would change net periodic benefit cost by approximately $2,900 in fiscal 2006. A one-percentage point increase in the weighted average discount rate would decrease net periodic benefit cost for defined benefit plans by approximately $2,400 in fiscal 2006. A one-percentage point decrease in the weighted average discount rate would increase net periodic benefit cost for defined benefit plans by approximately $4,200 in fiscal 2006.
     As of March 31, 2006, unrecognized actuarial losses for the Company’s defined benefit pension and other post-retirement benefit plans were $17,186, compared to $23,507 at March 31, 2005. As described above, all previously unrecognized actuarial losses were recognized on adoption of Fresh Start reporting. The unrecognized actuarial losses at March 31, 2006 principally reflect the reduction in discount rates since the Effective Date. SFAS 87 provides for delayed recognition of such actuarial losses, whereby these losses, to the extent they exceed 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized as a component of pension expense over a period that approximates the average remaining service period of active employees.
     Minimum Pension Obligations
     To the extent that the fair market value of pension plan assets of an individual plan is less than the accumulated benefit obligation for such plan, SFAS 87 may require recognition of an additional minimum pension liability, and in such circumstances a reduction in stockholders’ equity or establishment of an intangible asset. The Company has recognized additional minimum pension liabilities of $32,250 and $25,909 as of March 31, 2006 and March 31, 2005, respectively, resulting in charges in accumulated other comprehensive loss included in stockholders’ equity (deficit) and as of March 31, 2006, establishment of an intangible asset of $258. As of the Effective Date, there was no additional minimum pension liability as the Company recognized all previously unrecognized actuarial losses, in accordance with Fresh Start reporting requirements.
     Plan Funding Requirements
          Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). In accordance with the senior credit facility and upon the agreement of the administrative agent, on June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010.
          Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $115,000 to $165,000 from fiscal 2007 to fiscal 2011, including $46,700 in fiscal 2007. These projections also assume that the provisions of the Pension Funding Equity Act of 2004 are extended for the 2006 plan year and funding reform legislation similar to the bills currently before Congress is passed and takes effect for the 2007 plan year.
          The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $84,000 from fiscal 2007 to fiscal 2011, including $16,054 in fiscal 2007. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $13,000 from fiscal 2007 to fiscal 2011, including $2,842 in fiscal 2007.
Financial Instruments and Market Risk
     From time to time, the Company uses forward contracts to economically hedge certain currency exposures and certain lead purchasing requirements. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not apply hedge accounting to such commodity contracts as prescribed by SFAS 133. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swaps, forward and option contracts to finance its operations and to hedge interest rate, currency and certain lead purchasing requirements in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not, and does not intend to enter into contracts for speculative purposes nor be a party to any leveraged instruments.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $40,954 of foreign currency trade accounts receivable as of March 31, 2006. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statement of Cash Flows.
Contractual Obligations and Commercial Commitments
     The Company’s contractual obligations and commercial commitments at March 31, 2006 are summarized by fiscal year in which the payments are due in the following table:

						2012 and
	2007	2008	2009	2010	2011	beyond	Total
10.5% Senior Secured Notes	$—	$—	$—	$—	$—	$290,000	$290,000
Floating Rate Convertible Senior Subordinated Notes	—	—	—	—	—	60,000	60,000
Senior Secured Credit Facility	—	—	—	26,545	289,732	—	316,277
Interest on long-term debt (a)	62,173	63,848	65,523	64,342	38,972	68,755	363,613
Short term borrowings	11,375	—	—	—	—	—	11,375
Capital leases (b)	4,237	3,972	3,178	4,561	1,600	6,275	23,823
Operating leases	27,695	18,434	11,343	6,656	4,461	16,899	85,488
Purchase Obligations (c )	38,073	37,406	35,690	—	—	—	111,169
Other non-current liabilities (d)	—	14,014	13,332	12,510	10,803	47,412	98,071

Total contractual cash obligations	$143,553	$137,674	$129,066	$114,614	$345,568	$489,341	$1,359,816

(a)	Reflects the Company’s scheduled interest payments and assumes an interest rate of 10.58% on the Senior Secured Credit Facility and 3.41% on the Floating Rate Convertible Senior Subordinated Notes.

(b)	Capital leases reflect future minimum lease payments including imputed interest charges.

(c)	Reflects the Company’s projected annual minimum purchase commitment, including penalties under the supply agreements entered into as a result of the sale of the Company’s separator business; amounts may vary based on actual purchases. See Note 19 to the Consolidated Financial Statements.

(d)	Other non-current liabilities include amounts on the Consolidated Balance Sheet as of March 31, 2006 (payment amounts that have been discounted are reflected as such on the table above). These amounts do not include the supply agreement penalty, which is reflected in purchase obligations. See footnote (c) above.

(e)	Pension and other post-retirement benefit obligations are not included in the table above. The Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $115,000 to $165,000 from fiscal 2007 to fiscal 2011, including $46,700 in fiscal 2007. These projections also assume that the provisions of the Pension Funding Equity Act of 2004 are extended for the 2006 plan year and funding reform legislation similar to the bills currently before Congress is passed and takes effect for the 2007 plan year. The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $84,000 from fiscal 2007 to fiscal 2011, including $16,054 in fiscal 2007. In addition, the Company expects that cumulative contributions to its other post retirement benefit plans will total approximately $13,000 from fiscal 2007 to fiscal 2011, including $2,842 in fiscal 2007. For further discussion on these liabilities please see Note 11 to the Consolidated Financial Statements.
     At March 31, 2006 the Company had outstanding letters of credit of $43,785 and surety bonds of $30,089.
     Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements.
     At March 31, 2006, bank guarantees with a face value of $16,849 were outstanding.
Trading Activities
     The Company does not have any trading activity that involves non-exchange traded contracts accounted for at fair value.
Related Parties
None
Future Environmental Developments
     As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates. For a discussion of the legal proceedings relating to environmental matters, see Note 15 to the Consolidated Financial Statements.
Other
None
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
     The Company is exposed to market risks from changes in foreign currency exchange rates, certain commodity prices and interest rates. The Company does not enter into contracts without an intent to mitigate a particular risk, nor is it a party to any leveraged instruments. A discussion of the Company’s accounting policies for derivative instruments is provided in Notes 2 and 5 to the Consolidated Financial Statements.
Foreign Currency Exchange Rate Risk
     The Company is exposed to foreign currency risk related to uncertainties to which future earnings or assets and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies.

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
Interest Rate Risk
     The Company is exposed to interest rate risk on its variable rate long-term debt. The Company has on occasion entered into certain interest rate swap agreements to hedge exposure to interest costs associated with long-term debt. Interest rate swaps involve the exchange of floating rate interest payments to effectively convert floating rate debt into fixed rate debt. No such swaps were outstanding at March 31, 2006.
     The following table presents the expected outstanding debt balances and related interest rates, excluding capital lease obligations and lines of credit, under the terms of the Company’s borrowing arrangements in effect at March 31, 2006.

	For the fiscal year(s) ended March 31:
						2012 and
	2007	2008	2009	2010	2011	beyond
	(US equivalents)
10.5% Senior Secured Notes	$290,000	$290,000	$290,000	$290,000	$290,000	$290,000
Fixed Interest Rate	10.50%	10.50%	10.50%	10.50%	10.50%	10.50%
Floating Rate Convertible Senior Subordinated Notes	$60,000	$60,000	$60,000	$60,000	$60,000	$60,000
Variable Interest Rate (a)	3.41%	3.41%	3.41%	3.41%	3.41%	3.41%
Senior Secured Credit Facility	$316,277	$316,277	$316,277	$289,732	—	—
Variable Interest Rate (a)	10.58%	10.58%	10.58%	10.58%	—	—

(a)	Variable components of interest rates based upon market rates at March 31, 2006. See Note 10 to the Consolidated Financial Statements for further discussion of debt instruments.
Item 8. Financial Statements and Supplementary Data
     See Index to Consolidated Financial Statements and Schedule at page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
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
     Management has completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. We identified the following material weaknesses in the Company’s internal control over financial reporting as of March 31, 2006:
1. Lack of sufficient resources in our accounting and finance organization. The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Company. Specifically, the Company did not maintain sufficient personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. This material weakness contributed to the material weaknesses 2 through 5 below.
2. Accounting for inventories. The Company did not maintain effective controls over the completeness, accuracy and valuation of certain inventories. Specifically, the Company did not maintain effective controls over: (i) consigned-out inventory quantities, (ii) the cost of lead content used in the Company’s operations in Spain, (iii) inventory variances in the Company’s operations in both the United States and the United Kingdom, and (iv) the lower of cost or market adjustments in accordance with generally accepted accounting principles. These control deficiencies resulted in audit adjustments to inventory and cost of sales in the Company’s fiscal 2006 annual consolidated financial statements. Additionally, these control deficiencies, in the aggregate, could result in a misstatement of inventory and cost of sales that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
3. Accounting for investments in affiliates. The Company did not maintain effective controls over accounting for investments in affiliates. Specifically, the company did not have effective controls over the completeness and accuracy over the accounting for its equity-method investees in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the Company’s fiscal 2006 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of investments in affiliates and related income statement accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
4. Accounting for income taxes. The Company did not maintain effective controls over accounting for income taxes. Specifically, the Company’s processes, procedures and controls related to the preparation and review of the quarterly and annual tax provisions were not effective to ensure that the tax provision and related deferred tax asset and liability accounts were accurate, recorded in the proper period and determined in accordance with generally accepted accounting principles. In addition, the Company did not adequately monitor the effect of changes-in-control to ensure the completeness and accuracy of net operating loss carry-forwards for income tax purposes in the United States. This control deficiency resulted in audit adjustments to the Company’s fiscal 2006 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the tax provision and deferred tax asset and liability balances that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
5. Segregation of duties. The Company did not maintain effective segregation of duties. Specifically, in connection with the lack of sufficient accounting and finance resources described in material weakness 1 above, certain financial accounting and reporting personnel had incompatible duties that permitted creation, review, and processing of financial data without independent review and authorization affecting payroll, inventory, purchasing, payables, cost of sales, revenue and accounts receivable. This control deficiency could result in a misstatement of the Company’s accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.
     Because of the material weaknesses described above, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described above and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting including the following:
•	In June 2006, a new chief internal auditor was hired. The new chief internal auditor reports to our Audit Committee and has been charged with the responsibility of improving the overall effectiveness of the internal audit function;

•	Several corporate level accounting and finance review practices have been implemented to improve oversight into regional accounting issues, including more adequate global review of balance sheet accounts requiring judgment and estimates;

•	Hiring additional accounting personnel to focus on our ongoing remediation initiatives and compliance efforts;

•	Ensuring our inventory controls operate as designed;

•	Ensuring our controls over investments in affiliates operate as designed;

•	Engaging expert resources to assist with worldwide tax planning and compliance; and

•	Re-allocating and/or relocating duties of accounting and finance personnel to enhance segregation of duties.
     While the Company believes that the remedial actions will result in remediating the material weaknesses in our internal control over financial reporting, the exact timing of when the conditions will be remediated is dependent upon future events, which may or may not occur.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee financial expert and the Company’s Code of Ethics is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on August 22, 2006 (the “Proxy Statement”).
Executive Officers of the Registrant
     Gordon A. Ulsh (60) President, Chief Executive Officer and member of the Board of Directors. Mr. Ulsh was appointed in to his current position in April 2005. From 2001 until March 2005, Mr. Ulsh was Chairman, President and CEO of Texas-based FleetPride Inc., the nation’s largest independent aftermarket distributor of heavy-duty truck parts. Prior to joining FleetPride in 2001, Mr. Ulsh worked with Ripplewood Equity Partners, providing analysis of automotive industry segments for investment opportunities. Earlier, he served as President and Chief Operating Officer of Federal-Mogul Corporation in 1999 and as head of its Worldwide Aftermarket Division in 1998. Prior to Federal-Mogul, he held a number of leadership positions with Cooper Industries, including Executive Vice President of its automotive products segment. Mr. Ulsh joined Cooper’s Wagner Lighting business unit in 1984 as Vice President of Operations, following 16 years in manufacturing and engineering management at Ford Motor Company.
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
     Neil S. Bright (59) President, Industrial Energy Europe. Mr. Bright has served in his current capacity since April 2000 and prior to that beginning in April 1998 was Executive Vice President, Sales and Marketing for transportation and industrial batteries for Exide Europe. Prior to that he was Executive Vice President of Exide Holding Europe S.A. with responsibility for the industrial battery division in Europe.
     Francis M. Corby Jr. (62) Executive Vice President and Chief Financial Officer. Mr. Corby joined the Company in March 2006. Mr. Corby most recently served as Senior Vice President and Chief Financial Officer at GST Automotive Leather from 2004 to 2005. Mr. Corby served as Executive Vice President and Chief Financial Officer at Guide Corporation from 2001 through 2004. Mr. Corby served as Executive Vice President at Frederick & Company from 2000 through 2001. From 1986 to 1999, Mr. Corby was the Chief Financial Officer at Harnischfeger Industries, Inc., most recently with the title of Executive Vice President for Finance and Administration.
     Phillip A. Damaska (51) Senior Vice President and Corporate Controller. Mr. Damaska joined the Company in January 2005 as Vice President, Finance, was appointed Vice President and Corporate Controller in September, 2005 and was named Senior Vice President and Corporate Controller in March 2006. Prior to joining the Company, Mr. Damaska served in numerous capacities with Freudenberg-NOK from 1996 through 2004, most recently as President of Corteco, an automotive and industrial seal supplier that is part of the partnership’s global group of companies.
     Barbara A. Hatcher (51) Executive Vice President and General Counsel. Ms. Hatcher was appointed Executive Vice President and General Counsel in May 2006. Ms. Hatcher has been serving as Deputy General Counsel since April 2004 and as Group Counsel since she joined Exide in 2000 through the Company’s acquisition of GNB Technologies Inc., where she had served as Vice President and General Counsel.
     George S. Jones, Jr. (53) Executive Vice President—Human Resources and Communications. Mr. Jones joined the Company in July 2005. From 1974 to 2004, Mr. Jones served in several executive positions at Cooper Industries, most recently as Vice President—Operations at the Lighting Division from 1997 to 2004.
     Edward J. O’Leary (50) President, Transportation Americas since June 6, 2005. Prior to joining the Company, Mr. O’Leary served as President—The Americas at Oetiker Inc. From 2002 to 2004, Mr. O’Leary served in a consulting capacity with Jag Management Consultants. Mr. O’Leary served as Chief Executive Officer of iStarSystems from 2000 to 2002, and served as Vice President Sales and Distribution—The Americas at Federal-Mogul Corp. from 1998 to 1999.
     Rodolphe Reverchon (47) President, Transportation Europe. Mr. Reverchon joined the Company in 2003 as Vice President—Operations Europe. From 1996 to 2003, Mr. Reverchon served in a number of capacities at Bosch Chassis & Systems as European Manufacturing Director, Plant Manager and Manufacturing Quality Manager Europe.

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
Item 14. Principal Accounting Fees and Services
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
          See Index to Consolidated Financial Statements and Schedule at page F-1.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 28, 2006.

Exide Technologies

By:	/s/ FRANCIS M. CORBY JR.

Francis M. Corby Jr.
Executive Vice President and
Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on June 28, 2006.

By:	/s/ GORDON A. ULSH	By:	/s/ DAVID S. FERGUSON

	Gordon A. Ulsh,		David S. Ferguson,
	President and Chief Executive Officer		Director
(principal executive officer)

By:	/s/ FRANCIS M. CORBY JR.	By:	/s/ PHILLIP M. MARTINEAU

	Francis M. Corby Jr.,		Phillip M. Martineau,
	Executive Vice President and Chief Financial Officer		Director
(principal financial officer)

By:	/s/ PHILLIP A. DAMASKA	By:	/s/ JOHN P. REILLY

	Phillip A. Damaska		John P. Reilly,
	Senior Vice President and Corporate Controller		Chairman of the Board of Directors
(principal accounting officer)

By:	/s/ MICHAEL R. D’APPOLONIA	By:	/s/ MICHAEL P. RESSNER

	Michael R. D’Appolonia,		Michael P. Ressner,
	Director		Director

By:	/s/ MARK C. DEMETREE	By:	/s/ CARROLL R. WETZEL

	Mark C. Demetree,		Carroll R. Wetzel,
	Director		Director

INDEX TO EXHIBITS

2.1
Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated March 11, 2004, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2004.

2.2
Amended Technical Amendment to Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated April 21, 2004, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, dated May 6, 2004.

2.3
Order confirming the Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors entered April 21, 2004, incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K, dated May 6, 2004.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 1 of the Company’s Form 8-A dated May 6, 2004.

*3.2	Amended and Restated Bylaws of the Company, effective April 28, 2005.

*3.3	Amendments to Amended and Restated Certificate of Incorporation of the Company.

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

4.3
First Amendment and Waiver to Credit Agreement, dated as of November 10, 2004, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of The Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to the Company’s Report on Form 10-Q dated November 15, 2004.

4.4
Second Amendment and Waiver to Credit Agreement, dated as of February 14, 2005, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to the Company’s Report on Form 10-Q dated February 14, 2005.

4.5
Third Amendment and Waiver to Credit Agreement, dated as of February 24, 2005, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to the Company’s Report on Form 8-K dated February 28, 2005.

4.6
Indenture dated as of March 18, 2005 by and between the Company and SunTrust Bank relating to the 10 1/2 % Senior Secured Notes due 2013, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 24, 2005.

4.7
Indenture dated as of March 18, 2005 by and between the Company and SunTrust Bank relating to the Floating Rate Convertible Senior Subordinated Notes due 2013, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 24, 2005.

4.8
Fourth Amendment and Waiver to Credit Agreement, dated as of June 13, 2005, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated June 15, 2005.

4.9
Copy of Intercreditor Agreement dated as of March 18, 2005 reflecting changes from First Amendment to Intercreditor Agreement dated as of June 10, 2005 among the Company, the administrative agent under the senior credit facility, the trustee for the Company’s two series of notes and the Pension Benefit Guaranty Corporation, incorporated by reference to Exhibit 99.4 to the Company’s Report on Form 8-K dated June 15, 2005.

4.10
Fifth Amendment and Waiver to Credit Agreement, dated as of June 29, 2005, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated June 30, 2005.

4.11	Sixth Amendment and Waiver to Credit Agreement, dated as of January 25, 2006, among the Company, Exide

Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated February 1, 2006.

4.12
Seventh Amendment and Waiver to Credit Agreement, dated as of March 10, 2006, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 15, 2006.

4.13
Security Agreement between the Company and the Pension Benefit Guaranty Corporation dated as of June 10, 2005, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated June 15, 2005.

4.14
Pledge Agreement between the Company and the Pension Benefit Guaranty Corporation dated as of June 10, 2005, incorporated by reference to Exhibit 99.3 to the Company’s Report on Form 8-K dated June 15, 2005.

†10.19	Corporate Incentive Plan, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.21
North American Supply Agreement dated December 15, 1999 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.22
Automotive and Industrial Supply Contract dated July 31, 2001 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.23
Golf Cart Separator Supply Contract dated July 31, 2001 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.24
Amendment to Supply Contracts dated July 31, 2001 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.25
Amendment No. 2 to Supply Contracts dated July 11, 2002 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

†10.26	Exide Technologies et al. Debtors Income Protection Plan, incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

†10.27	Exide Technologies’ 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 19, 2005.

†10.28	Employment Agreement, dated as of March 2, 2005, by and between the Company and Gordon A. Ulsh, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 12, 2004.

10.29
Employment Agreement, dated as of February 16, 2006, by and between the Company and Francis M. Corby, Jr., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 16, 2006.

10.30	Form of Indemnity Agreement, dated February 27, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 2, 2006.

10.31
Registration Rights Agreement dated as of March 18, 2005 by and between the Company and Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Banc of America Securities LLC and UBS Securities LLC relating to the 10 1 / 2 % Senior Secured Notes due 2013, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated March 24, 2005.

10.32
Registration Rights Agreement dated as of March 18, 2005 by and between the Company and Deutsche Bank Securities Inc. and Credit Suisse First Boston LLC relating to the Floating Rate Convertible Senior Subordinated Notes due 2013, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated March 24, 2005.

*14.1	Amended Code of Ethics and Business Conduct, effective March 28, 2006

*21	Subsidiaries of the Company.

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Gordon A. Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*31.2	Certification of Francis M. Corby, Jr., Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002

*32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed with this Report.

†	Management contract or compensatory plan or arrangement.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
     All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Exide Technologies
     We have completed integrated audits of Exide Technologies’ 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries (Successor Company) at March 31, 2006 and 2005, and the results of their operations and cash flows for the year ended March 31, 2006 and for the period from May 6, 2004 to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index, for the year ended March 31, 2006 and for the period May 6, 2004 to March 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations. Additionally, given the Company’s past financial performance in comparison to its budgets and forecasts there is no assurance the Company will be able to meet these budgets and forecasts and be in compliance through March 31, 2007 with one or more of the debt covenants of its Senior Secured Credit Facility. These issues raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     As discussed in Note 1 to the consolidated financial statements, on April 15, 2002, Exide Technologies, together with certain of its U.S. subsidiaries (Debtors), filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Court for the District of Delaware. The Debtors’ Joint Plan of Reorganization was confirmed by the Bankruptcy Court on April 21, 2004 and the Debtors declared May 5, 2004 as the effective date of the Plan as the transactions provided for in the Plan had been substantially consummated on such date. Confirmation of the plan resulted in the discharge of substantially all claims against the Company that arose before April 15, 2002 and terminated all rights and interests of equity security holders as provided for in the plan. In connection with its emergence from bankruptcy, the Company adopted Fresh Start reporting as of May 5, 2004.
Internal control over financial reporting
     Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Exide Technologies did not maintain effective internal control over financial reporting as of March 31, 2006, as the Company did not maintain (i) sufficient resources in the accounting and finance function, (ii) effective controls over accounting for inventories, (iii) effective controls over accounting for investments in affiliates, (iv) effective controls over accounting for income taxes and (v) segregation of duties, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of March 31, 2006.
1. Lack of sufficient resources in our accounting and finance organization. The Company did not maintain a sufficient complement of personnel to maintain an appropriate accounting and financial reporting organizational structure to support the activities of the Company. Specifically, the Company did not maintain personnel with an appropriate level of accounting knowledge, experience and training in the selection and application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. This material weakness contributed to the material weaknesses in 2 through 5 below.
2. Accounting for inventories. The Company did not maintain effective controls over the completeness, accuracy and valuation of certain inventories. Specifically, the Company did not maintain effective controls over: (i) consigned inventory quantities, (ii) the cost of lead content used in the Company’s operations in Spain, (iii) inventory variances in the Company’s operations in both the United States and the United Kingdom, and (iv) the lower of cost or market adjustments in accordance with generally accepted accounting principles. These control deficiencies resulted in audit adjustments to the Company’s fiscal 2006 annual consolidated financial statements. Additionally, these control deficiencies, in the aggregate, could result in a misstatement of inventory and cost of sales that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
3. Accounting for investments in affiliates. The Company did not maintain effective controls over accounting for investments in affiliates. Specifically, the company did not have effective controls over the completeness and accuracy over the accounting for its equity-method investees in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the Company’s fiscal 2006 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of investments in affiliates and related income statement accounts that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
4. Accounting for income taxes. The Company did not maintain effective controls over accounting for income taxes. Specifically, the Company’s processes, procedures and controls related to the preparation and review of the quarterly and annual tax provisions were not effective to ensure that the tax provision and related deferred tax asset and liability accounts were accurate, recorded in the proper period and determined in accordance with generally accepted accounting principles. In addition, the Company did not adequately monitor the effect of changes-in-control to ensure the completeness and accuracy of net operating loss carry-forwards for income tax purposes in the United States. This control deficiency resulted in audit adjustments to the Company’s fiscal 2006 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the tax provision and deferred tax asset and liability balances that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
5. Segregation of duties. The Company did not maintain effective segregation of duties. Specifically, in connection with the lack of sufficient accounting and finance resources described in material weakness 1 above, certain financial accounting and reporting personnel had incompatible duties that permitted creation, review, and processing of financial data without independent review and authorization affecting payroll, inventory, purchasing, payables, cost of sales, revenue and accounts receivable. This control deficiency could result in a misstatement of the Company’s accounts and disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
     In our opinion, management’s assessment that Exide Technologies did not maintain effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Exide Technologies has not maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Atlanta, Georgia
June 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Exide Technologies
     In our opinion, the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the results of operations and cash flows of Exide Technologies and its subsidiaries (Predecessor Company) for the period from April 1, 2004 to May 5, 2004 and for the year ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the period from April 1, 2004 to May 5, 2004 and for the year ended March 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 4 to the consolidated financial statements, on April 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.
     As discussed in Note 1 to the consolidated financial statements, on April 15, 2002, Exide Technologies, together with certain of its U.S. subsidiaries (Debtors), filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Court for the District of Delaware. The Debtors’ Joint Plan of Reorganization was confirmed by the Bankruptcy Court on April 21, 2004 and the Debtors declared May 5, 2004 as the effective date of the Plan. The transactions provided for in the Plan had been substantially consummated on such date. In connection with its emergence from bankruptcy, the Company adopted Fresh Start reporting as of May 5, 2004.
PricewaterhouseCoopers LLP
Atlanta, Georgia
June 28, 2005

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	Successor Company		Predecessor Company
		For the Period	For the Period
	For the fiscal	May 6, 2004	April 1, 2004	For the fiscal
	year ended	to	to	year ended
	March 31, 2006	March 31, 2005	May 5, 2004	March 31, 2004
NET SALES	$2,819,876	$2,476,259	$214,607	$2,500,493
COST OF SALES	2,413,045	2,098,757	179,137	1,991,168

Gross profit	406,831	377,502	35,470	509,325

EXPENSES:
Selling, marketing and advertising	271,059	251,085	24,504	264,753
General and administrative	190,993	150,871	17,940	161,271
Restructuring and impairment	21,714	42,479	602	52,708
Goodwill impairment charge	—	388,524	—	—
Other (income) expense, net	3,684	(56,898)	6,222	(40,724)
Interest expense, net	69,464	42,636	8,870	99,027

	556,914	818,697	58,138	537,035

Loss before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	(150,083)	(441,195)	(22,668)	(27,710)
REORGANIZATION ITEMS, NET	6,158	11,527	18,434	67,042
FRESH START ACCOUNTING ADJUSTMENTS, NET	—	—	(228,371)	—
GAIN ON DISCHARGE OF LIABILITIES SUBJECT TO COMPROMISE	—	—	(1,558,839)	—
INCOME TAX PROVISION (BENEFIT)	15,962	14,219	(2,482)	3,271
MINORITY INTEREST	529	(18)	26	467

Income (loss) before cumulative effect of change in accounting principle	(172,732)	(466,923)	1,748,564	(98,490)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(15,593)

Net income (loss)	$(172,732)	$(466,923)	$1,748,564	$(114,083)

NET INCOME (LOSS) PER SHARE, BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Basic and Diluted	$(6.91)	$(18.68)	$63.86	$(3.60)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE PER SHARE
Basic and Diluted	$—	$—	$—	$(0.57)

NET INCOME (LOSS) PER SHARE

Basic and Diluted	$(6.91)	$(18.68)	$63.86	$(4.17)

WEIGHTED AVERAGE SHARES

Basic and Diluted	25,000	25,000	27,383	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per-share data)

	March 31, 2006	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,161	$76,696
Restricted cash	561	1,323
Receivables, net of allowance for doubtful accounts of $21,637 and $22,471	617,677	687,715
Inventories	414,943	397,689
Prepaid expenses and other	30,243	21,275
Deferred financing costs, net	3,169	1,725
Deferred income taxes	11,066	4,305

Total current assets	1,109,820	1,190,728

Property, plant and equipment, net	685,842	799,763

Other assets:
Other intangibles, net	186,820	192,854
Investments in affiliates	4,783	9,010
Deferred financing costs, net	15,196	12,784
Deferred income taxes	56,358	55,896
Other	24,090	29,745

	287,247	300,289

Total assets	$2,082,909	$2,290,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$11,375	$1,595
Current maturities of long-term debt	5,643	632,116
Accounts payable	360,538	340,480
Accrued expenses	298,631	385,521
Warrants liability	2,063	11,188

Total current liabilities	678,250	1,370,900
Long-term debt	683,986	20,047
Noncurrent retirement obligations	333,248	329,628
Deferred income tax liability	33,590	24,178
Other noncurrent liabilities	116,430	106,004

Total liabilities	1,845,504	1,850,757

Commitments and contingencies	—	—
Minority interest	12,666	12,764

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 61,500 shares authorized, 24,546 and 24,407 shares issued and outstanding at March 31, 2006 and March 31, 2005	245	234
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding at March 31, 2006 and March 31, 2005	—	—
Additional paid-in capital	888,647	888,157
Accumulated deficit	(639,655)	(466,923)
Accumulated other comprehensive income (loss)	(24,498)	5,791

Total stockholders’ equity	224,739	427,259

Total liabilities and stockholders’ equity	$2,082,909	$2,290,780

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

					Accumulated Other
					Comprehensive Income (Loss)
			Notes		Minimum
		Additional	Receivable-		Pension	Cummulative
	Common	Paid-in	Stock	Accumulated	Liability,	Transalation	Comprehensive
	Stock	Capital	Award Plan	Deficit	Net of Tax	Adjustment	Income (Loss)
Balance at March 31, 2003 (Predecessor Company)	$274	$570,589	$(665)	$(932,004)	$(137,507)	$(196,056)

Net loss for fiscal 2004	—	—	—	(114,083)	—	—	$(114,083)
Minimum pension liability adjustment, net of tax	—	—	—	—	(18,391)	—	(18,391)
Translation adjustment	—	—	—	—	—	58,074	58,074

Comprehensive loss	—	—	—	—	—	—	$(74,400)

Balance at March 31, 2004 (Predecessor Company)	$274	$570,589	$(665)	$(1,046,087)	$(155,898)	$(137,982)

Net income for the period April 1, 2004 to May 5, 2004	—	—	—	1,748,564	—	—	$1,748,564
Translation adjustment	—	—	—	—	—	(7,591)	(7,591)
Cancellation of Predecessor Company common stock	$(274)	$(570,589)	—	—	—	—	—
Fresh Start elimination of equity account balances	—	—	665	(702,477)	155,898	145,573	—

Comprehensive income	—	—	—	—	—	—	$1,740,973

Balance at May 5, 2004 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company common stock	234	888,157	—	—	—	—

Balance at May 5, 2004 (Successor Company)	$234	$888,157	$—	$—	$—	$—

Net loss for the period May 6, 2004 to March 31,2005	—	—	—	(466,923)	—	—	$(466,923)
Minimum pension liability adjustment, net of tax of $1,559	—	—	—	—	(24,350)	—	(24,350)
Translation adjustment	—	—	—	—	—	30,141	30,141

Comprehensive loss	—	—	—	—	—	—	$(461,132)

Balance at March 31, 2005 (Successor Company)	$234	$888,157	$—	$(466,923)	$(24,350)	$30,141

Net loss for the fiscal year ended March 31,2006	—	—	—	(172,732)	—	—	$(172,732)
Minimum pension liability adjustment, net of tax of $315	—	—	—	—	(6,026)	—	(6,026)
Translation adjustment	—	—	—	—	—	(24,263)	(24,263)

Comprehensive loss	—	—	—	—	—	—	$(203,021)

Common stock issuance	11	(11)	—	—	—	—
Restricted stock issanuce	—	501	—	—	—	—

Balance at March 31, 2006 (Successor Company)	$245	$888,647	$—	$(639,655)	$(30,376)	$5,878

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor Company		Predecessor Company
		For the Period	For the Period
	For the fiscal	May 6, 2004	April 1, 2004	For the fiscal
	year ended	to	to	year ended
	March 31, 2006	March 31, 2005	May 5, 2004	March 31, 2004
Cash Flows From Operating Activities:
Net income (loss)	$(172,732)	$(466,923)	$1,748,564	$(114,083)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities—
Depreciation and amortization	122,429	108,752	7,848	97,816
Cumulative effect of change in accounting principle	—	—	—	15,593
Gain on discharge of liabilities subject to compromise	—	—	(1,558,839)	—
Fresh start accounting adjustments, net	—	—	(228,371)	—
Unrealized gain on Warrants	(9,125)	(63,112)	—	—
Net loss (gain) on asset sales	8,044	7,649	—	(9,700)
Gain on insurance recoveries	(4,791)	(13,645)	—	—
Deferred income taxes	(36)	6,551	(3,179)	(7,343)
Provision for doubtful accounts	4,116	1,973	473	5,140
Non-cash provision for restructuring	1,280	4,000	18	217
Reorganization items, net	6,158	11,527	18,434	67,042
Goodwill impairment charge	—	388,524	—	—
Insurance proceeds	11,144	7,290	—	—
Minority interest	529	(18)	26	467
Amortization of deferred financing costs	2,048	—	1,251	18,537
Changes in assets and liabilities excluding effects of Fresh Start accounting and acquisitions and divestitures—
Receivables	34,022	(31,777)	45,924	32,486
Inventories	(34,703)	38,826	(10,873)	12,451
Prepaid expenses and other	(8,997)	(108)	286	(13,151)
Payables	33,958	41,120	(20,967)	13,077
Accrued expenses	(68,907)	(32,932)	(20,564)	(3,250)
Noncurrent liabilities	27,500	(4,454)	(294)	(18,401)
Other, net	3,715	(12,934)	13,077	(56,347)

Net cash (used in) provided by operating activities	(44,348)	(9,691)	(7,186)	40,551

Cash Flows From Investing Activities:
Capital expenditures	(58,133)	(69,114)	(7,152)	(65,128)
Proceeds from sales of assets	25,316	25,101	2,800	26,717

Net cash used in investing activities	(32,817)	(44,013)	(4,352)	(38,411)

Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	10,347	(11,588)	2,425	(107)
Repayments under 9.125% Senior Notes (Deutschemark denominated)	—	—	(110,082)	—
Borrowings under DIP Credit Facility	—	—	—	836,834
Repayments under DIP Credit Facility	—	—	—	(1,005,598)
Borrowings under Replacement DIP Credit Facility	—	—	121,258	510,106
Repayments under Replacement DIP Credit Facility	—	—	(452,875)	(178,488)
Borrowings under Senior Secured Credit Facility	46,250	—	500,000	—
Repayments under Senior Secured Credit Facility	(17,224)	(250,000)	—	—
Borrowings under Senior Secured Notes	—	290,000	—	—
Borrowings under Convertible Senior Subordinated Notes	—	60,000	—	—
European asset securitization	—	—	—	(160,221)
Currency Swap	(12,084)	—	—	—
Increase/Decrease in other debt	15,667	(5,967)	(2,412)	(6,152)
Financing costs and other	(8,310)	(13,520)	(23,146)	(6,041)

Net cash provided by (used in) financing activities	34,646	68,925	35,168	(9,667)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,016)	1,879	(1,447)	5,174

Net Increase (Decrease) In Cash and Cash Equivalents	(44,535)	17,100	22,183	(2,353)
Cash and Cash Equivalents, Beginning of Period	76,696	59,596	37,413	39,766

Cash and Cash Equivalents, End of Period	$32,161	$76,696	$59,596	$37,413

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for—
Interest	$54,923	$32,991	$13,765	$56,628
Income taxes (net of refunds)	$10,568	$10,580	$1,139	$14,355
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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
     The emergence from Chapter 11 resulted in a new reporting entity (the “Successor Company”) and adoption of Fresh Start reporting and reporting in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Fresh Start reporting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). In connection with the development of the plan of reorganization the Company was primarily responsible for the valuation and directed its financial advisors to prepare a valuation analysis of its business. Management considered a number of factors, including valuations or appraisals, when estimating the fair values of the Company’s assets and liabilities. Each liability existing at the Plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. Adoption of Fresh Start reporting has resulted in material adjustments to the historical carrying value of the Company’s assets and liabilities.
     These Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of the covenants of its current borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 15. On February 1, 2006, the Company obtained amendments to its Senior Secured Credit Facility (the “Credit Agreement”) which, provided $46,250 of additional borrowings, eliminated scheduled amortization of principal payments during the term of the facility, eliminated most financial covenants, relaxed the covenant related to minimum earnings before interest, taxes, depreciation, amortization and restructuring (“Adjusted EBITDA”), modified covenants for the maximum capital expenditures and leverage ratios for permitted acquisitions, expanded the amount of non-core asset sale proceeds to be retained by the Company and enhanced existing call protection for the lenders as well as extended such call protection to include outstanding amounts under the Company’s revolving loan facility.
     On March 15, 2006, the Company obtained further amendments to the Credit Agreement, which relaxed the covenant related to Adjusted EBITDA, eliminated the “going concern” covenant for fiscal year 2006, increased call protection for the lenders in the event the Company refinances the senior credit facility, increased the applicable margin for the outstanding loans and an agreement to pay certain fees for a financial advisor for the lenders.
     As of June 14, 2006, the Company believes, based upon its financial forecast and plans that it will comply with the Credit Agreement covenants for at least the period through March 31, 2007. The Company has suffered recurring losses and negative cash flows from operations. Additionally, given the Company’s past financial performance in comparison to its budgets and forecasts, there is no assurance the Company will be able to meet these budgets and forecasts and be in compliance with one or more of its debt covenants of its Senior Secured Credit Facility through March 31, 2007. These uncertainties with respect to the Company’s past performance in comparison to its budgets and forcasts, and its ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2006. Failure to comply with the Credit Agreement covenants, without waiver, would result in a default under the Credit Agreement. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
     Generally, the Company’s principal sources of liquidity are cash from operations, borrowings under the Credit Agreement, and proceeds from any asset sales which are not used to repay Credit Agreement debt. The Credit Agreement requires that the proceeds from asset sales be used for the pay down of Term Loans, except for specific exceptions which permit the Company to retain $30,000 from specified non-core asset sales and 50% of the proceeds of the sale of other specified assets with an estimated value of $100,000.
     The Company’s current liquidity position at June 16, 2006 of $55,600 remains constrained. The Company has an operational plan that would provide adequate liquidity to fund its operations through the remainder of the fiscal year. The Company has reduced its planned capital expenditures and has reduced planned restructuring activities in order to provide additional liquidity. On June 28, 2006, the Company entered into a Standby Purchase Agreement with investors who would backstop a rights offering of common stock by the Company to its shareholders and purchase additional shares of common stock. Such transactions would provide gross proceeds to the Company of up to $125,000 before expenses. The closing of such transactions is subject to several conditions, including shareholder approval (which the Company plans to seek at its annual meeting of shareholders in August 2006), there being no material adverse effect on the Company’s business and there not being trading suspensions or other adverse developments in the financial markets. Subsequent to this transaction the Company will have more common stock issued and as a result this transaction will have a dilutive affect.
     If the Company fails to meet its operations objectives, including working capital reductions, and if such shortfall is not replaced through proceeds from a rights offering or other means, the lack of liquidity would have a material adverse impact on the Company’s ability to fund its operations and financial obligations and cause the Company to evaluate a restructuring of its obligations.
               The accompanying Consolidated Financial Statements of the Company prior to emergence from Chapter 11 (the “Predecessor Company”) have also been prepared in accordance with SOP 90-7. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as Reorganization items, net in the consolidated statements of operations.
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
     In the fourth quarter of fiscal year 2006, the Company’s results were impacted by certain adjustments to correct prior period errors that were identified in connection with the year-end reporting process. These adjustments included write-offs related to consignment inventory and adjustments to properly state certain ending accrual balances. In addition, adjustments were also identified and recorded to reduce an investment in affiliate to the correct equity income balance, write down a value added tax (“VAT”) receivable in Spain to net realizable value, properly discount a non-interest bearing note and push down entries to the appropriate consolidating entity. The Company also identified and recorded adjustments to deferred taxes to correct errors identified during the year-end income tax reporting process. A full valuation allowance was also recorded on the deferred tax assets in Spain due to the entity’s historical and expected future losses. The net impact of these adjustments would have been a decrease of fourth quarter net loss by $540 for items that should have been recorded in prior periods. After evaluating these adjustments, the Company concluded that they did not have a material impact on any quarters in fiscal year 2006 or prior periods.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation
          The Consolidated Financial Statements include the accounts of Exide Technologies and all of it’s majority owned subsidiaries in which the Company exercises control (collectively the “Company”). Investments in affiliates of less than a 20% interest are accounted for by the cost method. Investments in 20% to 50% owned companies are accounted for by the equity method. The Company’s equity in the net income (loss) of these companies is not material. All significant intercompany transactions have been eliminated.
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
          The Company currently has four business segments, Transportation North America, Transportation Europe and ROW, Industrial Energy North America, Industrial Energy Europe and ROW. For a discussion of the Company’s segments, see Note 21.
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
     Foreign Currency Translation
          The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currency. Assets and liabilities of the Company’s foreign subsidiaries and affiliates are translated into U.S. dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of SFAS No. 52 “Foreign Currency Translation” are also recorded as a component of accumulated other comprehensive income (loss). All other foreign currency gains and losses are included in other (income) expense, net. The Company recognized net foreign currency (gains) losses of $11,280, $ (2,580), $6,283, and ($43,846), in fiscal 2006, the period May 6, 2004 to March 31, 2005, the period April 1, 2004 to May 5, 2004, and fiscal 2004, respectively.
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
     Inventories
          Inventories, which consist of material, labor and overhead, are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company writes down its inventory to estimated market value (when below historical cost) based on assumptions of future demand and market conditions.
     Property, Plant and Equipment
          Property, plant and equipment at March 31 consists of:

	2006	2005
Land	$72,709	$85,283
Buildings and improvements	232,512	264,036
Machinery and equipment	555,565	514,109

	2006	2005
Construction in progress	34,166	35,470

	894,952	898,898
Less—Accumulated depreciation	209,110	99,135

Property, plant and equipment, net	$685,842	$799,763

          Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The range of original estimated useful lives is: buildings and improvements, 25-40 years; machinery and equipment, 3-14 years.
          Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements and major renewals are capitalized. Depreciation expense was $109,975, $99,135, $7,728, and $96,358, for fiscal 2006, the period May 6, 2004 to March 31, 2005, the period April 1, 2004 to May 5, 2004, and fiscal 2004, respectively.
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
     Valuation of Long-Lived Assets
          The Company’s long-lived assets include property, plant and equipment, and identified intangible assets. Long-lived assets (other than indefinite lived intangible assets) are depreciated and amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets, which consist of trademarks and tradenames, are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges.
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
          The Company has also entered into certain lead forward purchase and put option agreements to economically hedge the cost of externally purchased lead.
          Counterparties to foreign exchange and commodity and option agreements are major financial institutions. The Company believes the risk of incurring losses related to credit risk is remote.
     Warranty and Return Allowance
          For a majority of the Company’s sales, an up-front “warranty discount” is provided at the time of sale, after which there is no additional warranty obligation or customer right-of-return. For the remaining sales on which an up-front discount is not provided, the Company provides for an allowance for product returns and/or allowances. Based upon its manufacturing re-work process, the Company believes that the majority of its product returns are not the result of product defects. Many returns are in fact subsequently sold as seconds at a reduced price. The Company recognizes warranty discounts and the estimated cost of product returns as a reduction of sales in the period in which the related revenue is recognized. The product return estimates are based on historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim/return date.
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

	Fiscal	Period from	Period from	Fiscal
	Year Ended	May 6, 2004 to	April 1, 2004 to	Year Ended
	March 31, 2006	March 31, 2005	May 5, 2004	March 31, 2004
Net income (loss) as reported:	$(172,732)	$(466,923)	$1,748,564	$(114,083)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,041)	—	(86)	(587)

Pro forma net income (loss)	$(173,773)	$(466,923)	$1,748,478	$(114,670)

Basic and diluted net income (loss) per share:
As reported	$(6.91)	$(18.68)	$63.86	$(4.17)
Pro forma	$(6.95)	$(18.68)	$63.85	$(4.19)
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions:

Volatility	75.0%
Risk-free interest rate	4.1% to 4.7%
Expected life in years	10.0
Dividend yield	0.0%
     Net Income (Loss) Per Share
          Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, while diluted net income (loss) per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net loss per share for the fiscal year ended March 31, 2006 and the period May 6, 2004 to March 31, 2005. Options to purchase 3,925,000 shares of common stock and warrants to purchase 1,286,000 shares of common stock were outstanding during the period April 1, 2004 to May 5, 2004. These common stock equivalents were not included in the computation of diluted earnings per share for the period April 1, 2004 to May 5, 2004 because the exercise prices of the options and warrants were greater than the average market price of the common shares and they would have had an anti-dilutive effect. These options and warrants were cancelled upon emergence from bankruptcy. For fiscal year ended March 31, 2004 and 2006 and the period from May 6, 2004 to March 31, 2005 the Company incurred net losses, therefore, dilutive common stock equivalents were not used in the calculation of loss per share as they would have an anti-dilutive effect.
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
Recently Issued Accounting Standards
          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant date fair value of the award (with limited exceptions) and that cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period. SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company will adopt SFAS 123R effective April 1, 2006. The Company expects the adoption of SFAS 123R will not have a material impact on its financial position or results of operations.
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
          In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FAS 109-1”), and Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (“AJCA”) that was signed into law on October 22, 2004. FAS 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. FAS 109-1 and FAS 109-2 will not have a material impact on the Company’s financial position or results of operations.
(3) WARRANTS
               In connection with the consummation of the Plan, the Company issued Warrants entitling the holders to purchase up to 6,250 shares of new common stock at an exercise price of $32.11 per share (the number of Warrants issuable being subject to adjustments allowed for by the claims reconciliation and allowance process set forth in the Plan.) The Company has accounted for the Warrants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”) and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Because the Warrant Agreement provides for a cash settlement upon a change in control under certain specified conditions, the Warrants have been accounted for and classified as a liability in the Consolidated Balance Sheets.
               Upon the adoption of Fresh Start reporting, on the Effective Date, May 5, 2004, the Warrants were ascribed a fair value of approximately $74,300, reflecting the underlying enterprise value of the Company underlying the Plan. The fair value of the Warrants was determined using a Black Scholes Model with an assumed volatility of 40%, a risk free rate of 3%, fair value of common shares and exercise price of $32.11 and a dividend yield of 0%. As no active market existed when the Warrants were initially valued, the Company believed a Black Scholes Model, which is widely accepted in valuing warrants and call options, was the appropriate valuation model to use as no active market existed for the warrants at the date of emergence. Subsequent to the Company’s emergence from bankruptcy, the Warrants began to trade on the NASDAQ National Market under the ticker “XIDEW.” Subsequent to the Warrants becoming actively traded, the Warrants were measured using market prices as quoted market prices are the best indicator of fair value.
               The Warrants are exercisable through May 5, 2011. The exercise price, the number of shares purchasable upon the exercise of each Warrant and the number of Warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. In accordance with EITF 00-19 and SFAS 150, the Warrants have been marked-to-market based upon quoted market prices. This mark-to-market resulted in recognition of unrealized gain of $9,125 and $63,112 for fiscal 2006 and the period May 6, 2004 to March 31, 2005, which is reported in Other (income) expense, net in the Consolidated Statements of Operations. Future results of operations may be subject to volatility from changes in the market value of such Warrants.
(4) ASSET RETIREMENT OBLIGATIONS
          Effective April 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The provisions of SFAS 143 address financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets. This statement requires companies to record an asset and related liability for the cost associated with the retirements. The adoption of SFAS 143 resulted in a charge, which is reflected in the Consolidated Statements of Operations as a cumulative effect of change in accounting principle, of $15,593, or $0.57 per share for the fiscal year ended March 31, 2004. The charge results primarily from certain commitments made in accordance with permit requirements for its North American lead recycling and hazardous waste facilities. The Company is obligated under these permits to undertake agreed-upon remediation and decommissioning activities in the event of a facility closure. The recorded asset retirement obligations are based upon estimated investigation, remediation and decommissioning costs.
          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143.” (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company’s adoption of FIN 47, which was effective March 31, 2006, did not have a material effect on its consolidated financial position, results of operations or cash flows.
(5) ACCOUNTING FOR DERIVATIVES
          The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as hedging certain interest rates and foreign currency exchange rates. Changes in the fair value of cash flow hedges for which the hedged item affects earnings immediately (foreign currency transaction hedges and interest rate hedges), ineffective portions of changes in the fair value of cash flow hedges and fair value changes on certain derivatives that, despite being utilized to effectively manage the above mentioned activities, do not qualify for hedge accounting, are recognized in earnings immediately. The change in fair value of cash flow hedges for which the hedged item affects earnings immediately, related to hedge ineffectiveness and of derivatives not qualifying for hedge accounting, and for the fiscal year ended March 31, 2006 resulted in a net gain of $7,390, of which a gain of $1,081 was recognized in other (income) expense and a gain of $6,309 was recognized in cost of sales. For the period May 6, 2004 to March 31, 2005 the net loss was $7,128, of which a loss of $13,165 was recognized in other (income) expense and a gain of $6,037 was recognized in cost of sales. At March 31, 2006, a net liability of $2,812 was recorded for outstanding derivative contracts.
(6) REORGANIZATION ITEMS
          Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the consolidated statements of operations. The following have been incurred:

	For the fiscal	For the period	For the period	For the fiscal
	year ended	May 6, 2004 to	April 1, 2004 to	year ended
	March 31, 2006	March 31, 2005	May 5, 2004	March 31, 2004
Professional fees	$4,051	$9,817	$18,515	$64,441
Employee costs	—	—	—	2,169
Preference Payments	—	(788)	—	—
Interest income	—	—	(81)	(1,171)
Income from rejected contract	—	(600)	—	—
Other	2,107	3,098	—	1,603

Total reorganization items, net	6,158	11,527	18,434	67,042

Gain on settlement of liabilities subject to compromise and recapitalization	—	—	(1,558,839)	—
Fresh Start accounting adjustments	—	—	(228,371)	—

Loss (gain) on reorganization items	$6,158	$11,527	($1,768,776)	$67,042

          Net cash paid for reorganization items during fiscal 2006, the period May 6, 2004 to March 31, 2005, the period April 1, 2004 to May 5, 2005 and fiscal 2004 was $11,626, $41,320, $6,074, and $46,914, respectively.
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
     Preference Payments
          In the period May 6, 2004 to March 31, 2005, the Company received refunds related to payments made to suppliers prior to the bankruptcy filing.
     Income from rejected contract
          In connection with the bankruptcy, the Company recorded $600 upon rejection of a contract providing retirement benefits to a former employee.
     Interest income
          Interest income represents interest income earned by the Debtors as a result of assumed excess cash balances due to the Chapter 11 filing.
     Other
          Other reorganization costs for fiscal year 2004 primarily represents the net write-off of deposits and cash collateral associated with certain leases rejected under the Bankruptcy Code. During fiscal 2006 and the period May 6, 2004 to March 31, 2005, the Company recognized annual expenses of approximately $2,000 related to Predecessor Company directors and officer’s liability insurance coverage.

(7) ACCOUNTING FOR INTANGIBLE ASSETS AND GOODWILL
     Intangible Assets
          The Company completed its most recent annual impairment assessment of intangible assets (as required under SFAS 142) effective March 31, 2006, utilizing its updated five-year business plan as the basis for development of cash flows and an estimate of fair values. As a result of the comparison of the book carrying values of its reporting units against these estimated fair values, no adjustment of carrying values was deemed necessary.
Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames (not	Tradenames (subject to	Customer
	subject to amortization)	amortization)	relationships	Technology	Total
As of March 31, 2005
Gross Amount	$56,331	$12,813	$105,968	$23,781	$198,893
Accumulated Amortization	—	(928)	(4,029)	(1,082)	(6,039)

Net	$56,331	$11,885	$101,939	$22,699	$192,854

As of March 31, 2006
Gross Amount	$56,331	$12,813	$106,594	$23,781	$199,519
Accumulated Amortization	—	(1,939)	(8,499)	(2,261)	(12,699)

Net	$56,331	$10,874	$98,095	$21,520	$186,820

Aggregate annual amortization expense was $6,660, $6,039, and $1,120 for the fiscal year ended March 31, 2006, the period May 6, 2004 to March 31, 2005, and the fiscal year ended March 31, 2004, respectively, and is expected to amount to approximately $6,600 for each of the next five fiscal years.
     Goodwill
          The Company’s emergence from bankruptcy on May 6, 2004 resulted in a new reporting entity (the “Successor Company”) and adoption of Fresh Start reporting and reporting in accordance with SOP 90-7. Fresh Start reporting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with SFAS No. 141.
          The fair values of the assets as determined by Fresh Start reporting were based on estimates of future cash flows. The estimated enterprise value of the Company of $1,500,000 which served as the basis for the Plan approved by the Bankruptcy Court, was used to determine the reorganization value, which was estimated at $2,729,404. The portion of reorganization value which could not be attributed to specific tangible or identified intangible assets was $399,388. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. The enterprise value that served as the basis for determining the reorganization value was calculated using the discounted cash flow method. The cash flows, taken from the Company’s Plan of Reorganization, were projected over five years, utilizing discount rates of 9% to 11%, respectively, for the transportation and industrial businesses in order to reflect the inherent risks of each business. The enterprise value was based on an assumed tax rate of 0% in the U.S. in years 1 through 3 (in consideration of the Company’s NOL tax position), and 38% in the remaining years. For Europe and ROW, a tax rate of 25% was assumed for all periods reflected.
          The Company completed its annual impairment assessment of goodwill effective December 31, 2004, utilizing its five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. The Company’s impairment assessment also considered the market value of the Company’s securities as of December 31, 2004. As a result of the comparison of the book carrying values of its reporting units, including goodwill, against these estimated fair values, the Company determined that goodwill was fully impaired and a write-down of the entire $399,388 balance of goodwill was recorded in the third quarter of fiscal 2005. During the fourth quarter of fiscal 2005, the Company revised its estimate of deferred income tax liabilities recognized on the step-up of fixed assets and intangible assets in Fresh Start reporting. This resulted in a reduction in deferred tax liabilities of $10,864. A corresponding amount was recognized in the statement of operations as a reduction of the goodwill impairment charge previously recognized, resulting in a net goodwill impairment charge for the period from May 6, 2004 to March 31, 2005 of $388,524.
(8) INVENTORIES
     Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31, 2006	March 31, 2005
Raw materials	$64,248	$62,552
Work-in-process	79,923	76,097
Finished goods	270,772	259,040

	$414,943	$397,689

(9) OTHER ASSETS
     Other assets consist of:

	Fiscal	Fiscal
	Year ended	Year ended
	March 31, 2006	March 31, 2005
Deposits	$10,317	$10,211
Capitalized software, net	6,524	10,390
Loan to affiliate	3,563	4,930
Other	3,686	4,214

	$24,090	$29,745

           Deposits above principally represent amounts drawn and held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.
(10) DEBT
          At March 31, 2006 and 2005, short-term borrowings of $11,375 and $1,595, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 3.6% and 11.1% at March 31, 2006 and 2005, respectively
Total long-term debt at March 31, 2006 comprised the following:

March 31, 2006
Senior Secured Credit Facility	$316,277
10.5% Senior Secured Notes due 2013	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015(1)	23,352

Total	689,629
Less—current maturities	5,643

$683,986

Total debt at March 31, 2006 was $701,004.
Total long-term debt at March 31, 2005 comprised the following:

March 31, 2005
Senior Secured Credit Facility	$266,470
10.5% Senior Secured Notes due 2013	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015(1)	35,693

Total	652,163
Less—current maturities(2)	632,116

$20,047

Total debt at March 31, 2005 was $653,758.

(1)	Includes various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries.

(2)	The Company had reclassified its borrowings under the Credit Agreement, the 10.5% Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes as current as a result of the default under the Credit Agreement. The default was cured in the first quarter of fiscal 2006.
          On May 5, 2004, the Company entered into a $600,000 Senior Secured Credit Agreement (the “Credit Agreement”) which included a $500,000 Multi-Currency Term Loan Facility and a $100,000 Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40,000. The Credit Agreement is the Company’s most important source of liquidity outside of its cash from operations. The Revolving Loan Facility matures on May 5, 2009, while the Term Loan Facility matures on May 5, 2010. The Term Loan Facility and the Revolving Loan Facility bear interest at LIBOR plus 6.25% per annum. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are collateralized by substantially all of the assets of the Company and the subsidiary guarantors. Availability under the Revolving Loan Facility was $29,669 as of March 31, 2006. At March 31, 2006 and 2005, weighted average interest on the Credit Agreement was 10.58% and 7.06%, respectively.
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
          On February 1, 2006, the Company obtained amendments to the Credit Agreement which, provided $46,250 of additional borrowings, eliminated scheduled amortization of principal payments during the term of the facility, eliminated most financial covenants, relaxed the covenant related to Adjusted EBITDA modified covenants for the maximum capital expenditures and leverage ratios for permitted acquisitions, expanded the amount of non-core asset sale proceeds to be retained by the Company and enhanced existing call protection for the lenders as well as extended such call protection to include outstanding amounts of the Company’s revolving loan facility.
          On March 15, 2006, the Company obtained further amendments to the Credit Agreement, which relaxed the covenant related to Adjusted EBITDA, eliminated the “going concern” covenant for fiscal year 2006, increased call protection for the lenders in the event the Company refinances the senior credit facility, increased the applicable margin for the outstanding loans and an agreement to pay certain fees for a financial advisor for the lenders.
          In March 2005, the Company issued $290,000 in aggregate principal amount of 10.5% Senior Secured Notes due 2013. Interest of $15,225 is payable semi-annually on March 15 and September 15. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets.
          Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60,000. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The weighted average interest on these notes was 3.41% and 1.53% at March 31, 2006 and 2005, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

          At March 31, 2006, the Company was in compliance with covenants contained in the Credit Agreement and Indenture agreements that cover the Senior Secured Notes and Floating Rate Convertible Senior Subordinated Notes.
          The Company’s variable rate debt at March 31, 2006 and 2005 was $387,652 and $328,064, respectively, none of which was hedged.
          Annual principal payments required under long-term debt obligations at March 31, 2006 are as follows:

Fiscal Year	Amount
2007	$—
2008	—
2009	—
2010	26,545
2011	289,732
2012 and beyond	350,000

$666,277

(11)	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
          The Company has a noncontributory defined benefit pension plan covering substantially all hourly and salaried employees in the U.S. Most plan formulas covering hourly employees provide pension benefits of stated amounts for each year of credited service, while a few provide benefits based on final average pay. Salaried employees in the U.S. are covered by a cash balance formula providing pay credits as a percentage of salary up to qualified limits and interest credits on the account balances.
          On March 31, 2006, Exide announced that it would be freezing the benefit accruals for all non-union employees in their U.S. plan effective May 15, 2006. Due to the timing of this announcement and the accounting rules, the partial plan freeze did not have an impact on the net periodic pension cost, the footnote liabilities or the balance sheet net amount recognized for the fiscal year ending March 31, 2006. The freeze is reflected in the Company’s projections of future contributions and will be recognized in the following year’s expense.
          Europe and ROW subsidiaries of the Company sponsor several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. In most cases, the defined benefit plans are not funded.
          The Company also has some defined contribution plans in North America, Europe and ROW with related expense of $7,030, $5,267, $482, and $5,325 for fiscal 2006, the period May 6, 2004 to March 31, 2005, the period April 1, 2004 to May 5, 2005, and fiscal 2004, respectively.
          The Company provides certain health care and life insurance benefits for a limited number of retirees. The Company accrues the estimated cost of providing post-retirement benefits during the employees’ applicable years of service.

          The following tables set forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2006 and 2005:
Pension Benefits:

	Fiscal	Period From	Period From
	Year Ended	May 6, 2004 to	April 1, 2004 to
	March 31, 2006	March 31, 2005	May 5, 2004
Change in benefit obligation:
Benefit obligation at beginning of period	$650,318	$605,638	$614,129
Service cost	10,638	9,596	856
Interest cost	32,552	31,586	2,798
Actuarial loss (gain)	2,408	24,913	63
Plan participants’ contributions	1,218	1,210	106
Benefits paid	(30,003)	(28,177)	(2,477)
Plan amendments	259	—	—
Currency translation	(22,699)	22,934	(9,808)
Settlements and other	(6,461)	(17,382)	(29)

Benefit obligation at end of period	638,230	650,318	605,638

Change in plan assets:
Fair value of plan assets at beginning of period	295,298	284,804	283,967
Actual return on plan assets	36,136	24,258	4,394
Employer contributions	41,082	21,442	3,245
Plan participants’ contributions	1,218	1,210	106
Benefits paid	(30,003)	(28,177)	(2,477)
Currency translation	(10,129)	8,255	(4,431)
Settlements and other	(7,122)	(16,494)	—

Fair value of plan assets at end of period	326,480	295,298	284,804

Reconciliation of funded status:
Funded status	(311,750)	(355,020)	(320,834)
Prior service cost	258	—	—
Actuarial loss (gain)	11,654	24,290	—
Contributions after measurement date	7,908	1,264	—

Net amount recognized	(291,930)	(329,466)	(320,834)

Amounts recognized in Statement of Financial Position:
Prepaid benefit cost	332	86	—
Accrued benefit cost	(324,770)	(355,461)	(320,834)
Intangible asset	258	—	—
Accumulated other comprehensive (income) loss	32,250	25,909	—

Net amount recognized	$(291,930)	$(329,466)	$(320,834)

Other Post-Retirement Benefits:

	Fiscal	Period From	Period From
	Year Ended	May 6, 2004 to	April 1, 2004 to
	March 31, 2006	March 31, 2005	May 5, 2004
Change in benefit obligation:
Benefit obligation at beginning of period	$24,684	$26,962	$29,099
Service cost	101	82	6
Interest cost	1,573	1,222	147
Actuarial loss (gain)	6,509	(1,475)	(1,922)
Plan participants’ contributions	195	199	19
Benefits paid	(3,023)	(2,865)	(235)
Currency translation	109	559	(152)

Benefit obligation at end of period	30,148	24,684	26,962

Change in plan assets:
Fair value of plan assets at beginning of period	—	—	—
Employer contributions	2,828	2,666	216
Plan participants’ contributions	195	199	19
Benefits paid	(3,023)	(2,865)	(235)

Fair value of plan assets at end of period	—	—	—

Reconciliation of funded status:
Funded status	(30,148)	(24,684)	(26,962)
Actuarial loss (gain)	5,532	(783)	—
Contributions after measurement date	505	577	—

Net amount recognized	(24,111)	(24,890)	(26,962)

Amounts recognized in statement of financial position:
Accrued benefit cost	(24,111)	(24,890)	(26,962)

Net amount recognized	$(24,111)	$(24,890)	$(26,962)

Disclosure Assumptions:

	Pension		Other Post-Retirement
	Benefits		Benefits
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Weighted-average assumptions as of
Discount rate	5.2%	5.3%	5.4%	5.4%
Rate of compensation increase	3.7%	3.1%	n/a	n/a

Expense Assumptions:

	Pension		Other Post-Retirement
	Benefits		Benefits
	FY 2007 Expense	FY 2006 Expense	FY 2007 Expense	FY 2006 Expense
Weighted-average assumptions for
Discount rate	5.2%	5.3%	5.4%	5.4%
Expected return on plan assets	6.9%	7.3%	n/a	n/a
Rate of compensation increase	3.7%	3.6%	n/a	n/a
     For fiscal year 2006 expense, the Company assumed an expected weighted average return on plan assets of 7.3%. In developing this rate assumption, the Company evaluated input from third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.
          For other post-retirement benefit measurement purposes, a 9.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006 and 2005. The rate was assumed to decrease gradually to 5.0% over seven and eight years for 2006 and 2005, respectively, and remain at that level thereafter.

          The following tables set forth the plans’ expense recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
		Period From	Period From
	Fiscal Year Ended	May 6, 2004 to	April 1, 2004 to	Fiscal Year Ended
	March 31, 2006	March 31, 2005	May 05, 2004	March 31, 2004
Components of net periodic benefit cost:
Service cost	$10,638	$9,596	$856	$10,131
Interest cost	32,552	31,586	2,798	32,336
Expected return on plan assets	(21,179)	(19,406)	(1,640)	(17,932)
Amortization of: Transition obligation	—	—	—	11
Prior service cost	—	—	4	35
Actuarial loss	—	—	836	10,069

Net periodic benefit cost (a)	$22,011	$21,776	$2,854	$34,650

(a)	Excludes the impact of settlement net losses (gains) of $622, $156 and ($1,437) in fiscal 2006, in the period from May 6, 2004 to March 31, 2005 and fiscal 2004, respectively, and curtailment net losses (gains) of ($829), ($646), and ($2,744) in fiscal 2006, in the period from May 6, 2004 to March 31, 2005 and fiscal 2004, respectively.

	Other Post-Retirement Benefits
		Period From	Period From
	Fiscal Year Ended	May 6, 2004 to	April 1, 2004 to	Fiscal Year Ended
	March 31, 2006	March 31, 2005	May 05, 2004	March 31, 2004
Components of net periodic benefit cost:
Service cost	$101	$82	$6	$69
Interest cost	1,573	1,222	147	1,773
Amortization of: Transition obligation	—	—	3	23
Prior service cost	—	—	(52)	(629)
Actuarial loss	208	—	20	229

Net periodic benefit cost	$1,882	$1,304	$124	$1,465

          The measurement dates for the Company’s U.S. Pension and Other Post-Retirement benefit plans were December 31, 2005 and December 31, 2004 for the fiscal years ending March 31, 2006 and March 31, 2005, respectively. The measurement dates equaled the fiscal year ends for the non-U.S. plans.
          The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $488,604, $479,970 and $189,782, respectively, as of March 31, 2006 and $641,855, $604,880, and $286,434 respectively, as of March 31, 2005.
          The accumulated benefit obligation for the Company’s pension plans was $603,331 as of March 31, 2006. Expected future benefit payments are as follows:

		Other Post-	Other Post-
		Retirement	Retirement
	Pension	Gross Expected	Expected Medicare
Fiscal Year	Benefits	Benefit Payment	Subsidy Payments
2007	$30,155	$3,012	$170
2008	30,370	2,964	190
2009	31,949	2,731	200
2010	32,604	2,604	210
2011	33,175	2,597	210
2012 to 2016	188,054	12,611	1,090

          The asset allocation for the Company’s pension plans at March 31, 2006, and the long term target allocation, by asset category, are as follows:

	Target
	Allocation	Percentage of Plan Assets at Year End
Asset Category	2007	2006	2005
Equity securities	68%	71%	69%
Fixed income securities	30%	26%	28%
Real estate and other	—	1%	2%
Cash	2%	2%	1%

Total	100%	100%	100%

          The Company invests in a diversified portfolio of investments consisting almost entirely of equity and fixed income securities. The equity portfolio includes direct and indirect interests in both U.S. and global equity securities, both in developed and emerging market companies. The fixed income portfolio is primarily U.S. and global high-quality bond funds.
          The estimated fiscal 2007 pension plan contributions are $62,754 and other post-retirement contributions are $2,842. If the provisions of the Pension Funding Equity Act of 2004 are not extended to the 2006 plan year, the estimated fiscal 2007 pension plan contributions would be $72,254.
          Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). In accordance with the senior credit facility and upon the agreement of the administrative agent, on June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010.
          Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $115,000 to $165,000 from fiscal 2007 to fiscal 2011, including $46,700 in fiscal 2007. These projections also assume that the provisions of the Pension Funding Equity Act of 2004 are extended for the 2006 plan year and funding reform legislation similar to the bills currently before Congress is passed and takes effect for the 2007 plan year.
          The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $84,000 from fiscal 2007 to fiscal 2011, including $16,054 in fiscal 2007. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $13,000 from fiscal 2007 to fiscal 2011, including $2,842 in fiscal 2007.
          Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$179	($149)
Effect on the postretirement benefit obligation	$2,830	($2,435)
          Several plans had under-funded accrued benefit obligations that exceeded their accrued benefit liabilities at March 31, 2006 and 2005. Additional minimum liabilities of $32,508 and $25,909 were established at March 31, 2006 and 2005, respectively, to increase the accrued benefit liabilities to the values of the under-funded accrued benefit obligations. The additional minimum liability at March 31, 2006 was partially offset by an intangible asset of $258. The intangible relates to unrecognized prior service cost in France.
(12) STOCK BASED COMPENSATION PLANS
          On August 30, 2005, the stockholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) to provide incentives and awards to employees and directors of the Company as well as certain consultants. Under the 2004 Plan, all employees are eligible to receive awards. The 2004 Plan permits the granting of stock options, restricted shares and performance awards. The maximum number of shares that the Company may issue is 3,125 for all awards, but not more than 850 shares as restricted shares.
          During the fiscal year ended March 31, 2006 and the period from May 6, 2004 to March 31, 2005, 525 and 105 shares of restricted stock, respectively, were approved to be granted to certain eligible employees. The restricted stock awards were approved by the Compensation Committee of the Company’s Board of Directors.
          Under the terms of the 2004 Plan, stock options are generally subject to a three-year vesting schedule and shares of restricted stock are generally subject to a five-year vesting schedule. The vesting schedules are subject to certain change in control provisions, including full vesting if an employee is terminated within 12 months of a change in control. The per share exercise price for the stock options was calculated based on a 10-day trailing average closing price of the Company’s common stock as listed on the NASDAQ National Market immediately prior to the award date.
          Also, pursuant to the 2004 Plan and as part of their annual compensation, each non-employee member of the Company’s Board of Directors received stock options and restricted stock, each valued at $20. These awards are 100% vested as of the grant date. The per share exercise price for the stock options and the restricted stock price were calculated based on a 10-day trailing average closing price of the Company’s common stock as listed on the NASDAQ National Market immediately prior to the grant date. Stock option activity for the fiscal years ended March 31, 2006, 2005, and 2004 is summarized as follows:

	The 2004 Plan		Predecessor Company Plan
		Weighted Average		Weighted Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Shares under option:
Outstanding at March 31, 2003	—	—	4,250	$10.67

Forfeited	—	—	(325)	$11.09

Outstanding at March 31, 2004	—	—	3,925	$10.63

Granted	521	$15.73	—	—
Forfeited	(35)	$15.82	—	—
Cancelled	—	—	(3,925)	$10.63

Outstanding at March 31, 2005	486	$15.72	—	—

Granted	1,059	$6.63	—	—
Forfeited	(225)	$13.39	—	—

Outstanding at March 31, 2006:			—	—
Total:	1,320	$8.83
By Exercise Price Range:
$3.89 - $5.00	753	$4.49
$12.87 - $15.82	567	$14.58

Exercisable at March 31, 2004	—	—	3,292	$10.47
Exercisable at March 31, 2005	—	—	—	—
Exercisable at March 31, 2006	114	$15.67	—	—
All stock options outstanding at March 31, 2006 have a remaining contractual life of approximately 9 to 12 years.

(13) INCOME TAXES
          The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the fiscal year ended March 31, 2006, the period May 6, 2004 to March 31, 2005, the period April 1, 2004 to May 5, 2004, and fiscal year ended March 31, 2004 are as follows:

		Period
		From	Period From
	Year Ended	May 6, 2004 to	April 1, 2004 to	Year Ended March
	March 31, 2006	March 31, 2005	May 5, 2004	31, 2004
Current:
Federal	637	$—	$—	$—
State	—	—	—	—
Foreign	15,361	7,668	697	10,614

	15,998	7,668	697	10,614

Deferred:
Federal	—	—	—	—
State	—	—	—	—
Foreign	(36)	6,551	(3,179)	(7,343)

	(36)	6,551	(3,179)	(7,343)

Total provision (benefit)	15,962	$14,219	$(2,482)	$3,271

          Major differences between the federal statutory rate and the effective tax rate are as follows:

		Period
		From	Period From
	Year Ended	May 6, 2004 to	April 1, 2004 to	Year Ended March
	March 31, 2006	March 31, 2005	May 5, 2004	31, 2004
Federal statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Loss on Liquidation	2.8	—	—	—
I/C Debt Forgiveness	(20.0)	—	—	—
Thin Cap Disallowance	2.5	—	2.1	—
Nondeductible goodwill impairment/amortization	—	30.1	—	—
Fresh start accounting adjustments	—	—	4.6	—
Discharge of liabilities subject to compromise	—	—	31.2	—
Tax losses not benefited	—	(9.9)	0.2	41.7
Increase (decrease) in valuation allowances	61.4	9.2	—	(10.1)
Revaluation of Warrants	(2.0)	(4.9)	—	—
Rate differences on foreign subsidiaries	(3.7)	7.1	(0.2)	3.3
Intercompany stock sales	—	3.2	—	(2.8)
Other, net	4.2	3.3	(2.8)	6.4

Effective tax rate	10.2%	3.1%	0.1%	3.5%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities as of March 31, 2006 and 2005:

	March 31, 2006	March 31, 2005
Deferred tax assets:
Operating loss and tax credit carry-forwards	$298,312	$496,022
Compensation reserves	80,659	78,134
Environmental reserves	12,797	24,058
Warranty	11,434	12,311
Asset and other realization reserves	—	4,795

	March 31, 2006	March 31, 2005
Purchase commitments	7,160	10,817
Other	32,412	65,617
Valuation allowance	(300,718)	(597,500)

	142,056	94,254

Deferred tax liabilities:
Property, plant and equipment	(46,849)	(31,169)
Intangible assets	(61,373)	(27,062)

	(108,222)	(58,231)

Net deferred tax assets	$33,834	$36,023

          The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31,	March 31,
	2006	2005
Current asset	$11,066	$4,305
Noncurrent asset	56,358	55,896
Noncurrent liability	(33,590)	(24,178)

	$33,834	$36,023

As of March 31, 2006 the Company has net operating loss carry-forwards (“NOLs”) for U.S. and state income tax purposes of approximately $465,000. This amount reflects a reduction of $398,000 required by Sec 108 of the Internal Revenue Code (“IRC”) when the Company emerged from bankruptcy under Chapter 11 of the U.S. bankruptcy laws. These loss carry-forwards will expire in years 2022 through 2026. The Company has determined that a Sec. 382 ownership change occurred during the fiscal year ending March 31, 2006. IRC Sec. 382 places annual limits on the amount of the Company’s U.S. NOLs that may be used to offset future taxable income. The Company estimates the annual Sec. 382 limitation to be approximately $6,000. The U.S. NOLs available to the Company, given the limitation provisions of IRC Sec 382, are estimated to be $182,000 . Due to the complexity of Sec. 382, the Company is performing an ongoing analysis of IRC Sec. 382, which may result in revisions to the NOLs available and the related full valuation allowance currently provided on the NOLs. (see discussion below).
          At March 31, 2006, certain of the Company’s foreign subsidiaries have net operating loss carry-forwards for income tax purposes of approximately $742,747, of which approximately $102,336 expire in years 2006 through 2019. The remaining losses are available for carry-forward indefinitely.
          A full valuation allowance has been provided on Exide Technologies (the US parent company) and all of its U.S. subsidiaries. Additionally, valuation allowances have been recognized in certain foreign tax jurisdictions, to reduce the deferred tax assets for net operating loss carry-forwards and temporary differences for which it is more likely than not that the related tax benefits will not be realized. In other jurisdictions, the Company’s net deferred tax assets include net operating loss carry-forwards and temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. The Company has implemented certain tax planning strategies in prior years to utilize a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining deferred tax assets.
          As of March 31, 2006, the Company had not provided for withholding or U.S. Federal income taxes on current year undistributed earnings of certain other foreign subsidiaries since such earnings are expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards. As of March 31, 2006, the Company had approximately $205,000 of undistributed earnings in its foreign subsidiaries.
(14) ENVIRONMENTAL MATTERS
               As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates. For a discussion of environmental matters, see Note 15 to the Consolidated Financial Statements.

(15) COMMITMENTS AND CONTINGENCIES
     Claims Reconciliation
          Holders of general unsecured claims will receive collectively 2,500 shares of new common stock and Warrants to purchase 6,250 shares of new common stock at $32.11 per share, and approximately 13.4% of such new common stock and Warrants were initially reserved for distribution for disputed claims under the Plan’s claims reconciliation and allowance procedures. The Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and Warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and Warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of such objections. Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs, or other environmental injuries, are highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims produce little or no proof of fault on which the Company can assess its potential liability and either specify no determinate amount of damages or provide little or no basis for the alleged damages. In some cases, the Company is still seeking additional information needed for claims assessment and information that is unknown to the Company at the current time may significantly affect the Company’s assessment regarding the adequacy of the reserve amounts in the future.
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
          On April 20, 2006, the Company made its eighth distribution of new common stock and Warrants.
     Historical Federal Plea Agreement
          In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27,500 over five years, to five-years probation and to cooperate with the U.S. Attorney in its prosecution of the former officers. The Company was sentenced pursuant to the terms of the plea agreement in February 2002. Generally, failure to comply with the provisions of the plea agreement, including the obligation to pay the fine, would permit the U.S. Government to reopen the case against the Company.
          On April 15, 2002, the Company filed for protection under Chapter 11 of the Bankruptcy Code. Later in 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor of the Company’s subsidiary, Exide Illinois, Inc. for $27,900. The Company did not pay any installments of the criminal fine before or during its bankruptcy proceedings, nor did it pay any installments of the criminal fine after the Company emerged from bankruptcy in May 2004. As previously reported, if the U.S. Government were to assert that the obligation to pay the fine was not discharged under the Plan of Reorganization, the Company could be required to pay it.
          In December 2004, the U.S. Attorney’s Office requested additional information regarding whether the Company adequately disclosed its financial condition at the time the plea agreement and the associated fine were approved by the U.S. District Court. The Company supplied correspondence and other materials responsive to this request.

          On November 18, 2005 the U.S. Attorney’s Office filed a motion in the District Court for a hearing to make inquiry of the Company’s failure to comply with the Court’s judgment and terms of probation, principally through failure to pay the fine, and a motion to show cause why the Company should not be held in contempt. In its motion, the U.S. Attorney’s Office asserts that Exide Illinois is in default from its nonpayment of the criminal fine and is in violation of the terms of probation. The U.S. Attorney also asserted that bankruptcy does not discharge criminal fines, and that the Company did not adequately disclose its financial condition at the time the plea agreement and associated fines were approved by the District Court.
          On May 31, 2006, the District Court approved a Joint Agreement and Proposed Joint Resolution of Issues Raised in the Government’s Motion Filed on November 18, 2005 Regarding the Payment of Criminal Fine. The District Court entered an order consistent with the Joint Agreement and Proposed Joint Resolution, and modified the Company’s schedule to pay the $27,500 fine through quarterly payments over the next five years, ending in 2011.
          Under the order, Exide Technologies must provide security in a form acceptable to the court and to the government by February 26, 2007 for its guarantee of any remaining unpaid portion of the fine, but may petition the court prior thereto if the Company believes its financial viability would be jeopardized by providing such security. The court’s order reflects that the Company is not obligated to pay interest on outstanding amounts of unpaid fine if the Company is current on all installment payments, and allows for penalties and interest to be imposed if the Company does not comply with the modified fine payment schedule.
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
     Private Party Lawsuits and other Legal Proceedings
          On March 14, 2003, the Company served notices to reject certain executory contracts with EnerSys, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of the executory contracts, including the Trademark License, and the Bankruptcy Court conducted a hearing on the Company’s rejection request. On April 3, 2006, the Court granted the Company’s request to reject the contracts. EnerSys has filed a notice of appeal. Unless the appeal is successful, EnerSys will likely lose all rights to use the “Exide” trademark over time and the Company will have greater flexibility in its ability to use that mark for industrial battery products. Because the Bankruptcy Court authorized rejection of the Trademark License, as with other executory contracts at issue, EnerSys will have a pre-petition general unsecured claim relating to the alleged damages arising therefrom. The Company reserves the ability to consider payment in cash of some portion of any settlement or ultimate award on Enersys’ claim of alleged rejection damages.
          In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17,000 in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. On February 4, 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. On November 19, 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. PDH subsequently filed a motion to reconsider, and on June 16, 2005, the Bankruptcy Court denied PDH’s motion to reconsider. PDH has appealed the Bankruptcy court’s decisions to the U.S. District Court for the District of Delaware. That court, pursuant to a Standing Order requiring mandatory mediation of all appeals from the Bankruptcy Court, scheduled a mediation in Wilmington, Delaware which took place on November 3, 2005. The appeal will proceed and remains pending. In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately

$3,100 for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims Exide was obligated to replace. Exide’s answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action have been transferred to the U.S. Bankruptcy Court for the District of Delaware and are currently subject to a stay injunction by that court. The Company plans to vigorously defend itself and pursue its counterclaims.
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
          In April 2003, the Company sold its Torrejon, Spain nickel-cadmium plant. The Company has learned that the Torrejon courts are conducting an investigation of three petitions submitted to determine whether criminal charges should be filed for alleged injuries and endangerment of workers’ health at the former Torrejon plant. The petitions contain criminal allegations against current and former employees but only allegations of civil liability against the Company. The investigations have been consolidated into one court. The Company has retained counsel in the event that any charges ultimately are filed.
          Between 1996 and 2002, one of the Company’s Spanish subsidiaries negotiated dual-scale salaries under collective bargaining agreements for workers at numerous facilities. Several claims challenging the dual-scale salary system have been brought in various Spanish courts covering multiple jurisdictions. To date, the Company has lost its challenges in only one jurisdiction, and prevailed in other jurisdictions. The Company continues to litigate these matters in the one jurisdiction and does not currently anticipate any material adverse affect on the Company’s financial condition, cash flows or results of operations.
          In June 2005, the Company received notice that two former stockholders, Aviva Partners LLC and Robert Jarman, had separately filed purported class action lawsuits against the Company and certain of its current and former officers alleging violations of certain federal securities laws. The cases were filed in the United States District Court for the District of New Jersey purportedly on behalf of those who purchased the Company’s stock between November 16, 2004 and May 17, 2005. The complaints allege that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made during this period by the Company and its officers. The complaints did not specify an amount of damages sought. The Company denies the allegations in the complaints and intends to vigorously pursue its defense.
          On August 29, 2005, District Judge Mary L. Cooper consolidated the Aviva Partners and Jarman cases under the Aviva Partners v. Exide Technologies, Inc. caption, lead docket number 05-3098 (MLC). On March 24, 2006 District Judge Cooper appointed the Alaska Hotel & Restaurant Employees Pension Trust Fund and Lakeway Capital Management Co-Lead Plaintiffs for the putative class of former Exide stockholders and appointed the law firms of Lerach Coughlin Stoja Geller Rudman & Robbins LLP and Schatz & Nobel, P.C. as Co-Lead Counsel for the putative class. On May 8, 2006 Co-Lead Plaintiffs filed their consolidated amended complaint in which they reiterated the claims described above but purported to state a claim on behalf of those who purchased the Company’s stock between May 5, 2004 and May 17, 2005. Defendants intend to move to dismiss all claims against them on or before June 22, 2006. Discovery is currently stayed pursuant to the discovery-stay provisions of the Private Securities Litigation Reform Act of 1995.

          On October 6, 2005, Murray Capital Management, Inc., filed suit against the Company, certain of its current and former officers and Deutsche Bank Securities, Inc. The case was filed in the U.S. District Court for the Southern District of New York under the caption Murray Capital Management, Inc. v. Exide Technologies, et al., docket number 05 Civ. 8570 (AKH), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, among other related state laws, in connection with certain allegedly false and misleading public statements made by the Company and its officers. While Murray’s claims are largely duplicative of those set out in the Aviva and Jarman complaints, Murray also claims that false and misleading statements were made in connection with the Company’s March 2005 issuance of convertible notes and concurrent issuance of senior notes. The complaint does not specify the amount of damages sought in the suit. All Defendants have moved to dismiss the Murray Capital complaint in its entirety and the parties await a ruling on Defendants’ motions to dismiss. Discovery in the case has not yet begun and Defendants believe it will be stayed throughout the pendency of their motions to dismiss pursuant to the discovery-stay provisions of the Private Securities Litigation Reform Act of 1995. The Company denies the allegations in the complaint and intends to vigorously pursue its defense.
          In October 2005, Deutsche Bank Securities Inc. made formal written demand that the Company indemnify it in connection with the Murray litigation pursuant to the purchase agreement for the Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes. The Company has accepted its indemnification obligations from Deutsche Bank.
          The Company has been informed by the Enforcement Division of the Securities and Exchange Commission (the “SEC”) that it has commenced a preliminary inquiry into statements the Company made earlier this year regarding its ability to comply with fiscal 2005 loan covenants and the going concern modification in the audit report in the Company’s annual report on Form 10-K for fiscal 2005. The SEC noted that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company intends to fully cooperate with the inquiry and continues to do so.
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
          As unsecured claims are allowed in the Bankruptcy Court, the Company is required to distribute common stock and Warrants to the holders of such claims. To the extent the government is able to prove the Company is responsible for the alleged contamination at the other Hamburg, Pennsylvania properties and substantiate its estimated $35,000 of additional clean-up costs, and if the Company is unsuccessful in challenging the Third Circuit’s decision above, these claims would ultimately result in an inadequate reserve of common stock and Warrants to the extent not offset by the reconciliation of all other claims for lower amounts than the aggregate reserve. The Company would still retain the right to perform and pay for such cleanup activities, which would preserve the existing reserved common stock and Warrants discussed in this Note 15. It is the Company’s position that it is not liable for the contamination of this area, and that any liability it may have derives from pre-petition events which would be administered as a general, unsecured claim, and consequently no provisions have been recorded in connection therewith.
          The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2006 and 2005, the amount of such reserves on the Company’s consolidated balance sheet was approximately $36,650 and $39,742, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.
          The Company is conducting an investigation and risk assessment of lead exposure near its Reading smelter from past facility emissions and non-Company sources such as lead paint. This is being done under a Consent Order with the USEPA. The Company has previously removed soil from properties with the highest soil lead content, and is in negotiations and proceedings with USEPA to resolve differences regarding the need for, and extent of, further actions by the Company. Alternatives have been reviewed and appropriate reserve estimates made. At this time the Company cannot determine from available information whether additional cleanup will occur and, if so, the extent of any cleanup and costs that may finally be incurred.
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
     Columbus, Georgia
          The Columbus site is a former secondary lead smelter that was mothballed in 1999, which is part of a larger facility that includes an operating lead acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated from $6,000 to $9,000.
     Azambuja (SONALUR) Portugal
          The Azambuja (SONALUR) facility is an active secondary lead smelter. Materials from past operations present at the site are stored in above-ground concrete containment vessels and in underground storage deposits. The Company finalized the process of obtaining site characterization data to evaluate remediation alternatives agreeable to local authorities. Costs for remediation are currently estimated at $3,500 to $7,000.
     Guarantees
          At March 31, 2006, the Company had outstanding letters of credit with a face value of $43,785 and surety bonds with a face value of $30,089. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. The Company expects limited availability of new surety bonds from traditional sources, which could impact the Company’s liquidity needs in future periods. Pursuant to authorization from the Bankruptcy Court, the Company reached an agreement with the surety to maintain its current surety bonds through July 31, 2006. Collateral held by the surety in the form of letters of credit at March 31, 2006, pursuant to the terms of the agreement, was $30,089.
          Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2006, bank guarantees with a face value of $16,849 were outstanding.
     Warranty and Return Allowance
          For a majority of the Company’s sales, an up-front “warranty discount” is provided at the time of sale, after which there is no additional warranty obligation or customer right-of-return. For the remaining sales on which an up-front discount is not provided, the Company provides for an allowance for product returns and/or allowances. Based upon its manufacturing re-work process, the Company believes that the majority of its product returns are not the result of product defects. Many returns are in fact subsequently sold as seconds at a reduced price. The Company recognizes warranty discounts and the estimated cost of product returns as a reduction of sales in the period in which the related revenue is recognized. The product return estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim/return date.
     A reconciliation of changes in the Company’s consolidated warranty and return liability follows:

Balance at March 31, 2005	$49,030
Accrual for warranties and returns provided during the period	48,473
Settlements made (in cash or credit) during the period	(50,543)
Currency translation	(1,342)

Balance at March 31, 2006	$45,618

     Leases
          Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2006, are:

Fiscal Year	Operating	Capital
2007	$27,695	$4,237
2008	18,434	3,972
2009	11,343	3,178
2010	6,656	4,561
2011	4,461	1,600
Thereafter	16,899	6,275

Total minimum payments	$85,488	23,823

Less—Interest on capital leases		3,947

Total principal payable on capital leases (included in Long-term debt)		$19,876

          Rent expense amounted to $58,016, $51,074, $5,488, and $62,143 for the fiscal year ended March 31, 2006, the period May 6, 2004 to March 31, 2005, the period April 1, 2004 to May 5, 2004 and the fiscal year ended March 31, 2004, respectively.

          The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business. See Note 19 for discussion of the battery separator agreement entered into as part of the Company’s sale of these operations.
(16) RESTRUCTURING
          During fiscal 2006, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
          During the year ended March 31, 2006, the Company recognized restructuring and impairment charges of $21,714, representing $14,392 for severance and $7,322 for related closure costs. These charges resulted from actions completed during fiscal 2006, which related to consolidation efforts in the Industrial Energy Europe and ROW segment, closure costs for the Company’s Casalnuovo, Italy industrial facility, corporate severance, headcount reductions in the Transportation Europe and ROW segment, the closure of the Lawrenceville, New Jersey office and fiscal 2006 North America headcount reductions in corporate and in the Transportation North America and Industrial Energy North America segments. Approximately 476 positions have been eliminated in connection with the fiscal 2006 restructuring activities. The following is a summary of restructuring reserve movements from March 31, 2003 through March 31, 2006:

	Severance	Closure Costs	Total
Balance, March 31, 2003	$19,360	$13,524	$32,884
Charges, Fiscal 2004	43,519	8,972	52,491
Payments and Currency Changes	(25,185)	(5,716)	(30,901)
Reclassification	(8,120)	(3,855)	(11,975)

Balance, March 31, 2004	29,574	12,925	42,499
Charges, April 1, 2004 to May 5, 2004	190	394	584
Payments and currency translation	(4,900)	(1,556)	(6,456)

Balance at May 5, 2004	24,864	11,763	36,627
Charges, May 6, 2004 to March 31, 2005	32,066	6,413	38,479
Payments and currency translation	(31,071)	(9,039)	(40,110)
Reclassification	1,159	—	1,159

Balance, March 31, 2005	27,018	9,137	36,155
Charges, Fiscal 2006	14,392	7,322	21,714
Payments and Currency Translation	(34,637)	(13,434)	(48,071)

Balance, March 31, 2006	$6,773	$3,025	$9,798

          Remaining expenditures principally represent a) severance and related benefits payable per employee agreements over periods up to three years and/or regulatory requirements; b) lease commitments for certain closed facilities, branches and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms, over periods up to five years; and c) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.
          The following tables provide additional detail of specific restructuring actions taken during each of the fiscal periods covered in the table above:

	Severance	Closure
Fiscal 2006	Costs	Costs	Totals

U.S. Headcount Reductions (including Corporate)	$1,930	$216	$2,146
Closure of Nanterre, France	234	2,711	2,945
Closure of Transportation North America Facilities	1,228	1,570	2,798
Closure of Casalnuovo, Italy	2,004	2,670	4,674
Headcount Reductions (Transportation Europe and ROW)	2,953	317	3,270
European Headcount Reductions (including Corporate)	3,135	—	3,135
Headcount Reductions and Closure Costs (Industrial Energy Europe and ROW)	2,908	(162)	2,746

Total Charge in the Statement of Operations	$14,392	$7,322	$21,714

	Severance	Closure
Period May 6, 2004 to March 31, 2005	Costs	Costs	Total

U.S. Headcount Reductions (including Corporate)	$3,200	$—	$3,200
Closure of Nanterre, France	15,475	1,518	16,993
Closure of Weiden, Germany	323	606	929
Closure of Transportation North America Facilities	3,000	494	3,494
Closure of Casalnuovo, Italy	529	2,696	3,225
Headcount Reductions (Transportation Europe and ROW)	6,011	1,034	7,045
European Headcount Reductions (including Corporate)	1,356	112	1,468
Headcount Reductions and Closure Costs (Industrial Energy Europe and ROW)	2,172	(47)	2,125

Total Charge in the Statement of Operations	$32,066	$6,413	$38,479

	Severance	Closure
Period April 1, 2004 to May 5, 2004	Costs	Costs	Total

Closure of Transportation North America Facilities	$—	$65	$65
Closure of Casalnuovo, Italy	—	143	143
Headcount Reductions (Transportation Europe and ROW)	152	180	332
European Headcount Reductions (including Corporate)	12	—	12
Headcount Reductions and Closure Costs (Industrial Energy Europe and ROW)	26	6	32

Total Charge in the Statement of Operations	$190	$394	$584

	Severance	Closure
Fiscal 2004	Costs	Costs	Total

U.S. Headcount Reductions (including Corporate)	$600	$—	$600
Closure of Weiden, Germany	11,189	2,862	14,051
Closure of Transportation North America Facilities	411	1,570	1,981
Closure of Casalnuovo, Italy	7,361	708	8,069
Headcount Reductions (Transportation Europe and ROW)	6,934	1,173	8,107
European Headcount Reductions (including Corporate)	3,121	164	3,285
Headcount Reductions and Closure Costs (Industrial Energy Europe and ROW)	13,903	2,495	16,398

Total Charge in the Statement of Operations	$43,519	$8,972	$52,491

(17) INTEREST EXPENSE, NET
          Interest income of $1,013, $2,026, $21, and $1,129 is included in interest expense, net for the fiscal year ended March 31, 2006, the period May 6, 2004 to March 31, 2005, the period April 1, 2004 to May 5, 2005 and the fiscal year end March 31, 2004, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing was recorded in Reorganization items, net in the Consolidated Statements of Operations for the period April 1, 2004 to May 5, 2004. See Note 6.
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
     (18) OTHER (INCOME) EXPENSE, NET

          Other (income) expense, net consist of:

		Period
		From	Period From
	Year Ended	May 6, 2004 to	April 1, 2004 to	Year Ended
	March 31, 2006	March 31, 2005	May 5, 2004	March 31, 2004
Net loss on sales of accounts receivable	$—	$—	$—	$11,260
Net (gain) loss on asset sales	8,044	7,649	—	(9,700)
Equity income	(1,881)	(2,160)	(164)	(2,089)
Currency (gain) loss	11,280	(2,580)	6,283	(43,846)
(Gain) loss on revaluation of foreign currency forward contract	(1,081)	13,165	—	—
Gain on revaluation of Warrants	(9,125)	(63,112)	—	—
Other (a)	(3,553)	(9,860)	103	3,651

	$3,684	$(56,898)	$6,222	$(40,724)

(a)	On September 24, 2004, the Company experienced a fire at one of its facilities in Europe. While damage to the facility was contained, the Company has experienced disruption to certain of its business operations and activities while the Company restored production capacity and diverted production to alternative sites. During fiscal 2005, the Company recognized $13,645 of insurance recoveries; $10,807 included above in other and $2,838 in cost of sales. This represents partial reimbursement for both business interruption and replacement of property damaged by the fire. In fiscal 2006, the Company recognized the remaining $4,791(included in Other above) of total insurance recoveries of $18,436 related to this incident.
(19) PURCHASE COMMITMENTS
          The Company’s primary purchase obligation relates to an arrangement with its sole supplier of polyethylene battery separators. The Company sold its separator manufacturing operations in fiscal 2000 for approximately $47,000, including $26,100 in cash proceeds, to an unrelated party, Daramic, Inc. (“Daramic” or the “Buyer”). In connection with the sale, the Company entered into a ten-year supply agreement with Daramic that includes minimum annual purchase commitments and penalty payments if such minimum annual purchase commitments are not met. The agreement also required adjustment for the minimum annual purchase commitments if the Company acquired any customers of Daramic during the term of the agreement. The Company recorded a gain on this sale of $9,500 and established a liability for estimated purchase commitment shortfall penalties of $8,500 based on anticipated future purchases from Daramic.
          As a result of acquiring GNB, which was a customer of Daramic, the Company renegotiated the supply agreement. Under the renegotiated terms and based on the Company’s estimates of its purchases from the Buyer given the Company’s plan to integrate GNB, the Company recorded a charge of $29,000 to cost of sales in fiscal 2001.
          Based on development of its five-year business plan, in fiscal 2002, the Company revised its unit volume outlook. This revision increased its expected liability related to purchase commitment shortfall penalties to a total of $53,400 for the then remaining eight years of this supply agreement. This resulted in recognition of an additional charge to cost of sales of $15,500 in fiscal 2002. At March 31, 2006, the remaining estimated liability was $18,359.
          The Company uses both polyethylene and absorbed glass microfibre (“AGM”) separators. There are a number of suppliers from whom the Company purchases AGM separators. Polyethylene separators are purchased solely from Daramic, with supply agreements expiring in December 2009. The agreements restrict the Company’s ability to source separators from other suppliers unless there is a technical benefit that Daramic cannot provide. In addition, the agreements provide for substantial minimum annual purchase commitments. There is no second source that could readily provide the volume of polyethylene separators used by the Company. As a result, any major disruption in supply from Daramic would have an adverse impact on the Company
(20) FAIR VALUE OF FINANCIAL INSTRUMENTS
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
          The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:
•	Cash and cash equivalents, accounts receivable and accounts payable—the carrying amounts of these items are a reasonable estimate of their fair values.

•	Long-term receivables—the carrying amounts of these items are a reasonable estimate of their fair value.

•	Short-term borrowings—Borrowings under miscellaneous line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of these line of credit arrangements is a reasonable estimate of its fair value.

•	Long-term debt—Borrowings by foreign subsidiaries have variable rates that reflect currently available terms and conditions for similar debt.
          The carrying values and estimated fair values of these obligations are as follows at March 31, 2006 and 2005:

	March 31, 2006		March 31, 2005
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Senior Secured Credit Facility	$316,277	$319,440	$266,470	$264,700
Senior Secured Notes due 2013	290,000	218,950	290,000	276,950
Convertible Senior Subordinated Notes due 2013	60,000	30,000	60,000	55,044
          At March 31, 2006, the Company had a liability of $2,812 representing the estimated fair value of various outstanding foreign currency forward contracts. At March 31, 2005, the Company recognized an asset of $2,656 representing the estimated fair value of outstanding lead forward contracts.
(21) SEGMENT INFORMATION
          The Company reports its results in four business segments Transportation North America, Transportation Europe and ROW, Industrial Energy North America and Industrial Energy Europe and ROW. The Company will continue to evaluate its reporting segments pending future organizational changes that may take place.
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

     Selected financial information concerning the Company’s reportable segments is as follows:

	Fiscal 2006
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
Net sales	$913,317	$810,894	$274,976	$820,689	—	$2,819,876
Gross profit (b)	97,092	102,680	53,153	153,906		406,831
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle (b)	(6,080)	24,396	8,846	39,696	(216,941)	(150,083)
Depreciation and amortization	29,720	31,567	10,869	33,107	17,166	122,429

	Period May 6, 2004 to March 31, 2005
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
Net sales	$772,272	$764,238	$203,815	$735,934	—	$2,476,259
Gross profit	100,970	106,645	44,264	125,623	—	377,502
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	(107,185)	(106,183)	(21,062)	(97,694)	(109,071)	(441,195)
Depreciation and amortization	24,634	30,469	9,576	31,335	12,738	108,752

	Period April 1, 2004 to May 5, 2004
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
Net sales	$75,299	$58,927	$19,193	$61,188	—	$214,607
Gross profit	11,121	7,850	4,775	11,724	—	35,470
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	2,413	691	1,607	1,914	(29,293)	(22,668)
Depreciation and amortization	1,904	1,817	1,052	2,223	852	7,848

	Fiscal 2004
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
Net sales	$817,710	$760,512	$210,572	$711,699	—	$2,500,493
Gross profit	146,790	159,062	47,032	156,441	—	509,325
Income (loss) before reorganization items, income taxes, minority interest and cumulative effect of change in accounting principle	63,020	75,640	14,397	4,439	(185,206)	(27,710)
Depreciation and amortization	23,794	24,438	12,568	26,786	10,230	97,816

(a)	Other includes shared services and corporate expenses, interest expense, net, currency remeasurement loss (gain) and losses on sales of accounts receivable.

(b)	For fiscal 2006, gross profit and income (loss) before reorganization items, income taxes and minority interest and cumulative effect of change in accounting principle for Transportation North America and Industrial Energy North America reflect a change in the allocation of lead costs between the two segments as compared to the prior period.

The amounts for Industrial Energy North America would have been higher and Transportation North America lower by $6,275 if the allocation change had not been made.
     Geographic information is as follows:

	Revenues from External Customers
		Period From	Period From
	Year Ended	May 6, 2004 to	April 1, 2004 to	Year Ended
	March 31, 2006	March 31, 2005	May 5, 2004	March 31, 2004
United States	$1,103,453	$907,813	$88,950	$956,596
France	204,839	197,195	14,644	213,235
Germany	348,435	329,147	25,143	327,014
UK	153,396	139,500	12,097	158,069
Italy	170,305	170,463	11,375	180,001
Spain	228,225	213,957	16,954	195,574
Other	611,223	518,184	45,444	470,004

Total	$2,819,876	$2,476,259	$214,607	$2,500,493

	Long-Lived Assets
	2006	2005
United States	$267,356	$300,666
France	65,529	76,192
Germany	77,189	91,233
UK	37,637	44,266
Portugal	42,346	49,735
Italy	54,165	65,135
Spain	89,705	111,008
Other	51,915	61,528

Total	$685,842	$799,763

(22) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
          The following is a summary of the Company’s quarterly consolidated results of operations for fiscal years 2006 and 2005:

	2006
	First	Second	Third	Fourth
Net sales	$669,332	$686,485	$733,442	$730,617
Gross profit	102,216	103,898	118,833	81,884
Net loss	$(35,709)	$(33,023)	$(27,658)	$(76,342)
Basic and diluted loss per share	$(1.43)	$(1.32)	$(1.11)	$(3.05)

	2005
	Period From	Period From
	April 1, 2004 to	May 6, 2004 to
	May 5, 2004 (a)	June 30, 2004	Second	Third (b)	Fourth (c)
Net sales	$214,607	$397,928	$637,599	$727,902	$712,830
Gross profit	35,470	64,799	95,012	125,751	91,940
Net income (loss)	$1,748,564	$33,627	$(17,101)	$(439,040)	$(44,409)
Basic and diluted income (loss) per share	$63.86	$1.35	$(0.68)	$(17.56)	$(1.78)

(a)	Includes gain on discharge of liabilities subject to compromise of $1,558,839 and Fresh Start reporting adjustments of $228,371

(b)	Includes the Company’s goodwill impairment charge of $399,388.

(c)	Includes an adjustment to the goodwill impairment charge of $10,864.
(23) Subsequent Events
     On June 28, 2006, the Company entered into a Standby Purchase Agreement with investors who would backstop a rights offering of common stock by the Company to its shareholders and purchase additional shares of common stock. Such transactions would provide gross proceeds to the Company of up to $125,000 before expenses. The closing of such transactions is subject to several conditions, including shareholder approval (which the Company plans to seek at its annual meeting of shareholders in August 2006), there being no material adverse effect on the Company’s business and there not being trading suspensions or other adverse developments in the financial markets. Subsequent to this transaction the Company will have more common stock issued and as a result this transaction will have a dilutive affect.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Schedule II

	Balance at	Additions	Deductions/		Balance
	Beginning	Charged to	Charge-		at end
	of period	Expense	offs	Other (1)	of period
	(Amounts in thousands)
Allowance for Doubtful Accounts
Year ended March 31, 2004	$35,666	5,140	(19,031)	2,658	$24,433

Period April 1, 2004 to May 5, 2004	$24,433	473	(189)	(516)	$24,201

Period May 6, 2004 to March 31, 2005	$24,201	1,973	(4,041)	338	$22,471

Year ended March 31, 2006	$22,471	4,116	(3,378)	(1,572)	$21,637

Valuation Allowance on Deferred Tax Assets
Year ended March 31, 2004	$495,111	37,556	(9,540)	14,032	$537,159

Period April 1, 2004 to May 5, 2004	$537,159	15,547	(4,096)	(2,700)	$545,910

Period May 6, 2004 to March 31, 2005	$545,910	90,515	(45,058)	6,133	$597,500

Year ended March 31, 2006	$597,500	$48,905	$(339,642)	$(6,045)	$300,718

(1)	Primarily the impact of currency changes as well as the acquisitions and divestitures of certain businesses.