Form 10-Q
period 2006-06-30
EXIDE TECHNOLOGIES
filed 2006-08-08
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
     As of August 4, 2006, 24,988,768 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended
	June 30, 2006	June 30, 2005
NET SALES	$683,190	$669,332
COST OF SALES	573,511	567,116

Gross profit	109,679	102,216

EXPENSES:
Selling, marketing and advertising	68,506	71,073
General and administrative	45,994	43,738
Restructuring and impairment	8,884	2,901
Other (income) expense, net	(3,492)	3,400
Interest expense, net	22,287	16,100

	142,179	137,212

Loss before reorganization items, income taxes, and minority interest	(32,500)	(34,996)
REORGANIZATION ITEMS, NET	1,607	1,372
INCOME TAX PROVISION (BENEFIT)	3,578	(754)
MINORITY INTEREST	211	95

Net loss	$(37,896)	$(35,709)

NET LOSS PER SHARE

Basic and Diluted	$(1.51)	$(1.43)

WEIGHTED AVERAGE SHARES

Basic and Diluted	25,058	25,000

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$37,029	$32,161
Restricted cash	629	561
Receivables, net of allowance for doubtful accounts of $26,041 and $21,637	589,628	617,677
Inventories	437,663	414,943
Prepaid expenses and other	26,503	30,243
Deferred financing costs, net	3,248	3,169
Deferred income taxes	11,341	11,066

Total current assets	1,106,041	1,109,820

Property, plant and equipment, net	684,717	685,842

Other assets:
Other intangibles, net	191,322	186,820
Investments in affiliates	4,863	4,783
Deferred financing costs, net	14,716	15,196
Deferred income taxes	58,974	56,358
Other	23,100	24,090

	292,975	287,247

Total assets	$2,083,733	$2,082,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$11,794	$11,375
Current maturities of long-term debt	5,209	5,643
Accounts payable	353,374	360,538
Accrued expenses	294,689	298,631
Warrants liability	1,250	2,063

Total current liabilities	666,316	678,250
Long-term debt	701,827	683,986
Noncurrent retirement obligations	342,355	333,248
Deferred income tax liability	34,398	33,590
Other noncurrent liabilities	116,412	116,430

Total liabilities	1,861,308	1,845,504

Commitments and contingencies	—	—
Minority interest	13,413	12,666

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 61,500 shares authorized, 24,551 and 24,546 shares issued and outstanding	245	245
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	889,048	888,647
Accumulated deficit	(677,551)	(639,655)
Accumulated other comprehensive loss	(2,730)	(24,498)

Total stockholders’ equity	209,012	224,739

Total liabilities and stockholders’ equity	$2,083,733	$2,082,909

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Cash Flows From Operating Activities:
Net loss	$(37,896)	$(35,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating
Depreciation and amortization	30,464	30,341
Unrealized gain on Warrants	(813)	(8,126)
Net loss (gain) on asset sales	2,804	1,596
Deferred income taxes	(591)	—
Provision for doubtful accounts	1,956	1,426
Non-cash provision for restructuring	1,207	5
Reorganization items, net	1,607	1,372
Minority interest	211	95
Amortization of deferred financing costs	814	454
Changes in assets and liabilities —
Receivables	47,526	42,282
Inventories	(9,388)	(22,687)
Prepaid expenses and other	4,643	2,147
Payables	(19,520)	(18,414)
Accrued expenses	(15,245)	(17,058)
Noncurrent liabilities	(3,318)	(5,192)
Other, net	(3,827)	11,962

Net cash provided by (used in) operating activities	634	(15,506)

Cash Flows From Investing Activities:
Capital expenditures	(7,967)	(11,545)
Proceeds from sales of assets	97	9,982

Net cash used in investing activities	(7,870)	(1,563)

Cash Flows From Financing Activities:
Increase in short-term borrowings	9	11,352
Borrowings under Senior Secured Credit Facility	152	—
Currency Swap	—	(12,084)
Increase in other debt	11,005	9,733
Financing costs and other	4	—

Net cash provided by financing activities	11,170	9,001

Effect of Exchange Rate Changes on Cash and Cash Equivalents	934	(1,766)

Net Increase (Decrease) In Cash and Cash Equivalents	4,868	(9,834)
Cash and Cash Equivalents, Beginning of Period	32,161	76,696

Cash and Cash Equivalents, End of Period	$37,029	$66,862

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(In thousands, except share and per-share data)
(Unaudited)
     (1) BASIS OF PRESENTATION
The Condensed Consolidated Financial Statements include the accounts of Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. These statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles (“GAAP”), or those normally made in the Company’s Annual Report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for further information. The financial information contained herein is unaudited.
     The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying condensed consolidated financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the periods presented.
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
     As of August 4, 2006, the Company believes, based upon its financial forecast and plans that it will comply with the Credit Agreement covenants for at least the period through June 30, 2007. The Company has suffered recurring losses and negative cash flows from operations. Additionally, given the Company’s past financial performance in comparison to its budgets and forecasts, there is no assurance the Company will be able to meet these budgets and forecasts and be in compliance with one or more of its covenants of its Credit Agreement. These uncertainties with respect to the Company’s past performance in comparison to its budgets and forecasts and its ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2006. Failure to comply with the Credit Agreement covenants, without waiver, would result in a default under the Credit Agreement. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
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
     The Company’s current liquidity position, which includes cash and cash equivalents and availability under the Revolving Loan Facility, at August 4, 2006 of $54,980 remains constrained. The Company has an operational plan that would provide adequate liquidity to fund its operations through the remainder of the fiscal year. The Company has reduced its planned capital expenditures and has reduced planned restructuring activities in order to provide additional liquidity. On June 28, 2006, the Company entered into a Standby Purchase Agreement with investors who would backstop a rights offering of common stock by the Company to its shareholders and purchase additional shares of common stock. Such transactions would provide gross proceeds to the Company of up to $125,000 before expenses. The closing of such transactions is subject to several conditions, including shareholder approval (which the Company plans to seek at its annual meeting of shareholders in August 2006), there being no material adverse effect on the Company’s business and there not being trading suspensions or other adverse developments in the financial markets. Subsequent to this transaction the Company will have more common stock issued and as a result this transaction will have a dilutive effect.
     If the Company fails to meet its operations objectives, including working capital reductions, and if such shortfall is not replaced through proceeds from a rights offering or other means, the lack of liquidity would have a material adverse impact on the Company’s ability to fund its operations and financial obligations and cause the Company to evaluate a restructuring of its obligations.

     On April 15, 2002, the “Petition Date”, Exide Technologies, together with certain of its subsidiaries (the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). The Debtors continued to operate their businesses and manage their properties as debtors-in-possession throughout the course of the bankruptcy case. The Debtors, along with the Official Committee of Unsecured Creditors, filed a Joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the Plan. The Debtors declared May 5, 2004 as the effective date of the Plan, and substantially consummated the transactions provided for in the Plan on such date (the “Effective Date”).
     The emergence from Chapter 11 resulted in a new reporting entity (the “Successor Company”) and adoption of Fresh Start reporting in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Fresh Start reporting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). In connection with the development of the plan of reorganization the Company was primarily responsible for the valuation and directed its financial advisors to prepare a valuation analysis of its business. Management considered a number of factors, including valuations or appraisals, when estimating the fair values of the Company’s assets and liabilities. Each liability existing at the Plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. Adoption of Fresh Start reporting has resulted in material adjustments to the historical carrying value of the Company’s assets and liabilities.
     (2) WARRANTS
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
     Upon the adoption of Fresh Start reporting, on the Effective Date, May 5, 2004, the Warrants were ascribed a fair value of approximately $74,300, reflecting the underlying enterprise value of the Company underlying the Plan. The fair value of the Warrants was determined using a Black Scholes Model with an assumed volatility of 40%, a risk free rate of 3%, fair value of common shares and exercise price of $32.11 and a dividend yield of 0%. As no active market existed when the Warrants were initially valued, the Company believed a Black Scholes Model, which is widely accepted in valuing warrants and call options, was the appropriate valuation model to use at the date of emergence. Subsequent to the Company’s emergence from bankruptcy, the Warrants began to trade on the NASDAQ National Market under the ticker “XIDEW.” Subsequent to the Warrants becoming actively traded, the Warrants were measured using market prices as quoted market prices are the best indicator of fair value.
     The Warrants are exercisable through May 5, 2011. The exercise price, the number of shares purchasable upon the exercise of each Warrant and the number of Warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. In accordance with EITF 00-19 and SFAS 150, the Warrants have been marked-to-market based upon quoted market prices. This mark-to-market resulted in recognition of unrealized gain of $813 and $8,126 for the first quarter of fiscal 2007 and 2006, respectively, which is reported in Other (income) expense, net in the Condensed Consolidated Statements of Operations. Future results of operations may be subject to volatility from changes in the market value of such Warrants.
     Upon closing of the aforementioned rights offering, the dilution provisions under the Warrant Agreement will cause the Company to reduce the strike price for the Warrants, and the Company will issue additional Warrants.

(3) COMPREHENSIVE LOSS
          Total comprehensive loss and its components are as follow:

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Net loss	$(37,896)	$(35,709)

Additions and changes to minimum pension liability	(352)	—
Change in cumulative translation adjustment	22,120	(20,535)

Total comprehensive loss	$(16,128)	$(56,244)

(4) REORGANIZATION ITEMS, NET
     Reorganization items, net represent amounts the Company continues to incur as a result of the Chapter 11 process and are presented separately in the Condensed Consolidated Statements of Operations. The following have been incurred:

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Professional fees	$830	$828
Other (a)	777	544

Total reorganization items, net	$1,607	$1,372

Net cash paid for reorganization items during the three months ended June 30, 2006 and 2005, was $1,566, and $6,530, respectively.
(a) Other primarily represents expenses related to directors and officer’s liability insurance coverage for directors and officers of the Predecessor Company.
(5) INTANGIBLE ASSETS, NET AND GOODWILL

	Trademarks and	Trademarks and
	Tradenames (not	Tradenames (subject to	Customer
Intangible assets, net:	subject to amortization)	amortization)	relationships	Technology	Total
As of March 31, 2006:
Gross Amount	$56,331	$12,813	$106,594	$23,781	$199,519
Accumulated Amortization	—	(1,939)	(8,499)	(2,261)	(12,699)

Net	$56,331	$10,874	$98,095	$21,520	$186,820

As of June 30, 2006:
Gross Amount	$58,210	$13,241	$110,185	$24,574	$206,210
Accumulated Amortization	—	(2,265)	(9,982)	(2,641)	(14,888)

Net	$58,210	$10,976	$100,203	$21,933	$191,322

Amortization of intangible assets for the first quarter of fiscal 2007 and 2006 was $1,688 and $1,647, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to average $6,600. Intangible assets have been pushed down to the proper legal entity and are subject to foreign currency fluctuation.
     Goodwill:
During fiscal 2005, as part of the annual goodwill impairment assessment, the Company determined based on its market capitalization — which was allocated to the Company’s reporting units — that the Company’s net assets for each reporting unit exceeded the fair value of each reporting unit. The Company viewed market capitalization as the best indicator of fair value for each reporting unit for the following reasons: given it is the value placed on the Company as a whole by third party shareholders;

the value of the Company’s common shares had decreased from the date of emergence from bankruptcy and had failed to recover for over six months; and the Company continued to fail to meet its business plan and forecasts. The Company utilized its revised 5 year plan and cash flow analysis to allocate total Company market capitalization to the reporting units in which goodwill resided as it was believed this was the most appropriate way to allocate the market capitalization. As a result, it was determined that the goodwill in each of the Company’s reporting units was fully impaired and, accordingly, an impairment charge of $388,524 was recorded.
(6) INVENTORIES
     Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	June 30, 2006	March 31, 2006
Raw materials	$67,602	$64,248
Work-in-process	88,050	79,923
Finished goods	282,011	270,772

	$437,663	$414,943

(7) OTHER ASSETS
     Other assets consist of:

	June 30, 2006	March 31, 2006
Deposits	$10,317	$10,317
Capitalized software, net	5,311	6,524
Loan to affiliate	3,565	3,563
Other	3,907	3,686

	$23,100	$24,090

     Deposits above principally represent amounts held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.
(8) DEBT
     At June 30, 2006 and March 31, 2006, short-term borrowings of $11,794 and $11,375, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum.
     Total long-term debt is as follows:

	June 30, 2006	March 31, 2006
Senior Secured Credit Facility	$333,603	$316,277
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11% due in installments through 2015	23,433	23,352

Total	707,036	689,629
Less — current maturities	5,209	5,643

	$701,827	$683,986

     Total debt including above and short-term borrowings at June 30, 2006 and March 31, 2006 was $718,830 and $701,004, respectively.
(9) INTEREST EXPENSE, NET
     Interest income of $298 and $441 is included in Interest expense, net for the three months ended June 30, 2006 and 2005.

(10) OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net consist of:

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Net loss on asset sales	$2,804	$1,596
Equity income	(19)	(535)
Currency (gain) loss	(5,588)	11,674
(Gain) loss on revaluation of foreign currency forward contract	—	(1,081)
Gain on revaluation of Warrants	(813)	(8,126)
Other	124	(128)

	$(3,492)	$3,400

(11) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit cost are as follows:

	Pension Benefits
	For the Three Months Ended
	June 30, 2006	June 30, 2005
Components of net periodic benefit cost:
Service cost	$2,223	$2,745
Interest cost	8,275	8,305
Expected return on plan assets	(6,149)	(5,370)
Amortization of:
Prior service cost	4	—
Actuarial loss	(292)	—

Net periodic benefit cost	$4,061	$5,680

	Other Post-Retirement Benefits
	For the Three Months Ended
	June 30, 2006	June 30, 2005
Components of net periodic benefit cost:
Service cost	$42	$25
Interest cost	389	334
Amortization of:
Actuarial loss	53	—

Net periodic benefit cost	$484	$359

     During the first quarter of fiscal 2007, the Company amended its U.S. pension plan to freeze future accruals for non-collectively bargained employees effective May 15, 2006. The partial plan freeze did not trigger any curtailment charges or credits under SFAS 88. The above SFAS 87 net periodic pension cost reflects the partial plan freeze.
     The estimated fiscal 2007 pension plan contributions are $62,754 and other post-retirement contributions are $2,842. If the provisions of the Pension Funding Equity Act of 2004 are not extended to the 2006 plan year, the estimated fiscal 2007 pension plan contributions would be $72,254.

     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. Because of the downturn experienced in global equity markets and ongoing benefit payments, the Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). In accordance with the senior credit facility and upon the agreement of the administrative agent, on June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010. At June 30, 2006 the Company owes $40,000 relating to these amounts previously waived.
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
(13) COMMITMENTS AND CONTINGENCIES
Claims Reconciliation
     Holders of general unsecured claims will receive collectively 2,500 shares of new common stock and Warrants to purchase 6,250 shares of new common stock at $32.11 per share, and approximately 13.4% of such new common stock and Warrants were initially reserved for distribution for disputed general unsecured claims under the Plan’s claims reconciliation and allowance procedures. The Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and Warrants to holders of disputed general unsecured claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and Warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication or other resolution of such objections. Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs, or other environmental injuries, are highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims produce little or no proof of fault on which the Company can assess its potential liability and either specify no determinate amount of damages or provide little or no basis for the alleged damages. In some cases, the Company is still seeking additional information needed for claims assessment and information that is unknown to the Company at the current time may significantly affect the Company’s assessment regarding the adequacy of the reserve amounts in the future.
     As general unsecured claims have been allowed in the bankruptcy court, the Company has distributed approximately one share per $383.00 in allowed claim amount and approximately one Warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the common stock and Warrants allocated to holders of general unsecured claims on the effective date of the Plan, including the reserve established for disputed general unsecured claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock and Warrants will be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.
     Based on information currently available, as of July 31, 2006, approximately 7% of new stock and warrants reserved for distribution for disputed general unsecured claims has been distributed. The Company also continues to resolve certain non-objected claims.
     On July 20, 2006, the Company made its ninth distribution of new common stock and Warrants.
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
     Pre-Petition Litigation Settlements
     The Company previously disclosed on Form 10-K for fiscal 2005 tentative settlements with various plaintiffs who alleged personal injury and/or property damage from the release of hazardous materials used in the battery manufacturing process prior to the Company’s filing for Chapter 11 bankruptcy protection. The Company has finalized a settlement of these claims, as well as claims they could have asserted against third parties who may have had claims of indemnification against the Company on a pre-petition or post-petition basis. The claims will be paid in new common stock and Warrants to be paid out of the reserve established under the claims reconciliation process. The terms of the settlement are still subject to approval of appropriate state courts.
   Private Party Lawsuits and other Legal Proceedings
     On March 14, 2003, the Company served notices to reject certain executory contracts with EnerSys, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to

EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of the executory contracts, including the Trademark License, and the Bankruptcy Court conducted a hearing on the Company’s rejection request. On April 3, 2006, the Court granted the Company’s request to reject the contracts. EnerSys has filed a notice of appeal. Unless the appeal is successful, EnerSys will likely lose all rights to use the “Exide” trademark over time and the Company will have greater flexibility in its ability to use that mark for industrial battery products. Because the Bankruptcy Court authorized rejection of the Trademark License, as with other executory contracts at issue, EnerSys will have a pre-petition general unsecured claim relating to the alleged damages arising therefrom. The Company reserves the ability to consider payment in cash of some portion of any settlement or ultimate award on Enersys’ claim of alleged rejection damages. In June 2006, the Bankruptcy Court ordered a two year transition period and denied Enersys’ motion for a stay. Enersys has appealed that order. The parties engaged in court ordered mediation on July 27, 2006 which was unsuccessful. The Company will file a motion to expedite the appeal.
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
     From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims received 64 employee claims alleging asbestos-related illnesses. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $378 in calendar 2004. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $107 during the same period for the dependents of four such claimants. The Company was not required to indemnify or make any payments in calendar year 2005 and through June 30, 2006. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
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
     Between 1996 and 2002, one of the Company’s Spanish subsidiaries negotiated dual-scale salaries under collective bargaining agreements for workers at numerous facilities. Several claims challenging the dual-scale salary system have been brought in various

Spanish courts covering multiple jurisdictions. To date, the Company has lost its challenges in only one jurisdiction, where it continues to litigate some of these claims and prevailed in other jurisdictions. The Company does not currently anticipate any material adverse affect on the Company’s financial condition, cash flows or results of operations.
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
     On August 29, 2005, District Judge Mary L. Cooper consolidated the Aviva Partners and Jarman cases under the Aviva Partners v. Exide Technologies, Inc. caption, lead docket number 05-3098 (MLC). On March 24, 2006 District Judge Cooper appointed the Alaska Hotel & Restaurant Employees Pension Trust Fund and Lakeway Capital Management Co-Lead Plaintiffs for the putative class of former Exide stockholders and appointed the law firms of Lerach Coughlin Stoja Geller Rudman & Robbins LLP and Schatz & Nobel, P.C. as Co-Lead Counsel for the putative class. On May 8, 2006 Co-Lead Plaintiffs filed their consolidated amended complaint in which they reiterated the claims described above but purported to state a claim on behalf of those who purchased the Company’s stock between May 5, 2004 and May 17, 2005. Defendants intend to move to dismiss all claims against them on or before June 22, 2006. Discovery is currently stayed pursuant to the discovery-stay provisions of the Private Securities Litigation Reform Act of 1995. On June 22, 2006, Defendants filed their motion to dismiss Plaintiffs’ Consolidated Amended Complaints Briefing. The motion is expected to be completed on or about September 6, 2006, and Defendants expect a ruling on the motion some time thereafter.
     On October 6, 2005, Murray Capital Management, Inc., filed suit against the Company, certain of its current and former officers and Deutsche Bank Securities, Inc. The case was filed in the U.S. District Court for the Southern District of New York under the caption Murray Capital Management, Inc. v. Exide Technologies, et al., docket number 05 Civ. 8570 (AKH), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, among other related state laws, in connection with certain allegedly false and misleading public statements made by the Company and its officers. While Murray’s claims are largely duplicative of those set out in the Aviva and Jarman complaints, Murray also claims that false and misleading statements were made in connection with the Company’s March 2005 issuance of convertible notes and concurrent issuance of senior notes. The complaint does not specify the amount of damages sought in the suit. All Defendants have moved to dismiss the Murray Capital complaint in its entirety and a hearing on Defendant’s motion is currently scheduled for August 22, 2006. Discovery in the case has not yet begun and Defendants believe it will be stayed throughout the pendency of their motions to dismiss pursuant to the discovery-stay provisions of the Private Securities Litigation Reform Act of 1995. The Company denies the allegations in the complaint and intends to vigorously pursue its defense.
     In October 2005, Deutsche Bank Securities Inc. made formal written demand that the Company indemnify it in connection with the Murray litigation pursuant to the purchase agreement for the Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes. The Company has accepted its indemnification obligations from Deutsche Bank.
     The Company has been informed by the Enforcement Division of the Securities and Exchange Commission (the “SEC”) that it has commenced a preliminary inquiry into statements the Company made in fiscal 2005 regarding its ability to comply with fiscal 2005 loan covenants and the going concern modification in the audit report in the Company’s annual report on Form 10-K for fiscal 2005. The SEC noted that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company intends to fully cooperate with the inquiry and continues to do so.
     The Company’s Norwegian subsidiary, Exide Sonnak AS, has received notice of claims for property damage in the approximate amount of $5,600 allegedly as the result of a warehouse fire occurring on or about July 8, 2005 in Trondheim, Norway due to an alleged malfunctioning battery charger allegedly manufactured by the Company. The Company and its counsel are evaluating those claims. The Company currently believes that any potential liability would be covered by applicable insurance, subject to any deductible.
   Environmental Matters
     As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).
     The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 97 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35,000, as described in more detail below. To date the EPA has not made a formal claim for this amount or provided any support for this estimate. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.
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
     On September 6, 2005, the U.S. Court of Appeals for the Third Circuit issued an opinion in U.S. v. General Battery/Exide (No. 03-3515) affirming the district court’s holding that the Company is liable, as a matter of federal common law of successor liability, for lead contamination at certain sites in the vicinity of Hamburg, Pennsylvania. This case involves several of the pre-petition environmental claims of the federal government for which the Company, as part of its Chapter 11 proceeding, had established a reserve of common stock and Warrants. The current amount of the government claims for these sites is approximately $14,000. In October 2004, the EPA, in the course of negotiating a comprehensive settlement of all its environmental claims against the Company, had notified the Company of the possibility of additional clean-up costs associated with other Hamburg, Pennsylvania properties of approximately $35,000. To date the EPA has not made a formal claim for this amount or provided any support for this estimate. A petition for certiorari is pending with the United States Supreme Court for review of the Third Circuit decision.
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
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of June 30, 2006 and March 31, 2006, the amount of such reserves on the Company’s consolidated balance sheet was approximately $36,373 and $36,650, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.
     The Company is conducting an investigation and risk assessment of lead exposure near its Reading recycling plant from past facility emissions and non-Company sources such as lead paint. This is being done under a Consent Order with the U.S. EPA. The Company has previously removed soil from properties with the highest soil lead content, and is in negotiations and proceedings with the EPA to resolve differences regarding the need for, and extent of, further actions by the Company. Alternatives have been reviewed and appropriate reserve estimates made. At this time the Company cannot determine from available information whether additional cleanup will occur and, if so, the extent of any cleanup and costs that may finally be incurred.
     The sites that currently have the largest reserves include the following:
   Tampa, Florida

     The Tampa site is a former secondary lead recycling plant, lead oxide production facility, and sheet lead-rolling mill that operated from 1943 to 1989. Under a RCRA Part B Closure Permit and a Consent Decree with the State of Florida, Exide is required to investigate and remediate certain historic environmental impacts to the site. Cost estimates for remediation (closure and post-closure) range from $12,500 to $20,500 depending on final State of Florida requirements. The remediation activities are expected to occur over the course of several years.
   Columbus, Georgia
     The Columbus site is a former secondary lead recycling plant that was mothballed in 1999, which is part of a larger facility that includes an operating lead acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated from $6,000 to $9,000.
   Azambuja (SONALUR) Portugal
     The Azambuja (SONALUR) facility is an active secondary lead recycling plant. Materials from past operations present at the site are stored in above-ground concrete containment vessels and in underground storage deposits. The Company finalized the process of obtaining site characterization data to evaluate remediation alternatives agreeable to local authorities. Costs for remediation are currently estimated at $3,500 to $7,000.
   Guarantees
     At June 30, 2006, the Company had outstanding letters of credit with a face value of $43,945 and surety bonds with a face value of $30,089. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2006, pursuant to the terms of the agreement, was $30,089.
     Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2006, bank guarantees with a face value of $15,689 were outstanding.
   Sales Returns and Allowances
     The Company provides for an allowance for product returns and/or allowances. Based upon its manufacturing re-work process, the Company believes that the majority of its product returns are not the result of product defects. Many returns are in fact subsequently sold as seconds at a reduced price. The Company recognizes the estimated cost of product returns as a reduction of sales in the period in which the related revenue is recognized. The product return estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim/return date.
     A reconciliation of changes in the Company’s consolidated sales returns and allowances liability follows:

Balance at March 31, 2006	$45,618
Accrual for sales returns and allowances provided during the period	11,352
Settlements made (in cash or credit) during the period	(10,875)
Currency translation	1,072

Balance at June 30, 2006	$47,167

(14) RESTRUCTURING
     During the first quarter of fiscal 2007, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the three months ended June 30, 2006, the Company recognized restructuring charges of $8,884, representing $5,431 for severance and $3,453 for related closure costs. These charges resulted from closure of the Shreveport, Louisiana manufacturing plant in the Transportation North America segment, consolidation efforts in the Industrial Energy Europe and Rest of World (“ROW”) segment, headcount reductions in the

Transportation Europe and ROW segment, headcount reductions in the Transportation North America and Industrial Energy North America segments and corporate severance. Approximately 241 positions have been eliminated in connection with fiscal 2007 restructuring activities.
     Summarized restructuring reserve activity follows:

	Severance Costs	Closure Costs	Total
Balance at March 31, 2006	$6,773	$3,025	$9,798

Charges, Three Months Ended June 30, 2006	5,431	3,453	8,884
Payments and Currency Translation	(6,410)	(3,636)	(10,046)

Balance at June 30, 2006	$5,794	$2,842	$8,636

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
(15) NET LOSS PER SHARE
     Basic net loss per share is computed using the weighted average number of common shares outstanding for the period, while diluted net loss per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net loss per share for the three months ended June 30, 2006 and 2005.
     For the three months ended June 30, 2006 and 2005, the Company incurred net losses, therefore, dilutive common stock equivalents were not used in the calculation of loss per share as they would have an anti-dilutive effect.
(16) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. As required by SFAS 151, we adopted this new accounting standard on April 1, 2006. The adoption of SFAS 151 did not have a material impact on the Company’s financial position or results of operations.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments. The FASB required the provisions of SFAS 123R be adopted for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R for public companies. In accordance with this rule, we adopted SFAS 123R effective April 1, 2006 using the modified prospective transition method. This method requires the Company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified at the effective date, but does not require restatement of prior periods. Prior to the adoption of SFAS 123R, as permitted by SFAS No. 123, the Company applied intrinsic value accounting for its stock option plan under APB 25. Compensation cost for stock options, if any, was measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company applied the disclosure-only provisions of SFAS 123. We did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123R. The adoption of SFAS 123R did not have a material impact on the Company’s financial position or results of operations.
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard was effective April 1, 2006. The adoption of SFAS 154 had no impact on our financial statements.

     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective April 1, 2007. The adoption of SFAS 155 is not expected to have an impact on our financial statements.
     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective April 1, 2007. The adoption of SFAS 156 is not expected to have an impact on our financial statements.
     In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, we will adopt this new accounting standard effective April 1, 2007. We are currently reviewing the impact of FIN 48 on our financial statements.
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
     Commencing with the first quarter of fiscal 2007, the Company’s chief decision-maker has determined it to be more appropriate to allocate certain costs to its segments, which were previously reflected in “Other” as unallocated corporate costs. These costs include the Company’s global Information Technology organization, its Shared Services expenses including country related finance organizations in Europe and ROW, its country Human Resource organizations, and certain of its legal costs which can be directly attributed to a business segment. This change in reporting was made to better align the Company’s cost structure with the business segments responsible for driving the cost. This change resulted in an allocation of corporate costs to the reportable segments in the quarter ended June 30, 2006 of $3,702 for Transportation North America, $4,922 to Transportation Europe and ROW, $1,170 to Industrial Energy North America, and $5,158 to Industrial Energy Europe and ROW as compared to prior periods. Certain other corporate costs, including interest expense, are not allocated or charged to the business segments.
     Certain asset information otherwise required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company’s operations.

     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended June 30, 2006
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
Net sales	$214,509	$182,753	$72,949	$212,979	—	$683,190
Gross profit	32,934	19,607	17,611	39,527		109,679
Income (loss) before reorganization items, income taxes, and minority interest	(4,812)	(6,143)	7,491	3,635	(32,671)	(32,500)

	For the Three Months Ended June 30, 2005
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
Net sales	$218,168	$179,439	$67,433	$204,292	—	$669,332
Gross profit	30,473	18,766	13,000	39,977	—	102,216
Income (loss) before reorganization items, income taxes, and minority interest	4,082	(1,647)	4,369	9,563	(51,363)	(34,996)
(a)	Other includes unallocated corporate expenses, interest expense, net, currency remeasurement losses (gains), and gains on revaluation of Warrants.
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
     Some of the statements contained in the following discussion of our financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-Q and those included Amendment No. 1 to the Company’s Registration Statement on Form S-3 filed with the SEC on August 2, 2006 for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 13 to the Condensed Consolidated Financial Statements.
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
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately one-third of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average of the lead prices quoted on the London Metal Exchange (“LME”) have increased from $987.00 per metric tonne for the three months ended June 30, 2005 to $1,095.00 for the three months ended June 30, 2006. At August 4, 2006, the quoted price on the LME was $1,135 per metric tonne. The Company is also experiencing higher costs for other raw materials, including polypropylene. To the extent that lead prices continue to be volatile, going up or down, and the Company is unable to pass on these or other higher material costs to its customers, its financial performance is adversely impacted. Inversely, as lead prices decrease the Company may not be able to retain the current pricing as customers seek disproportionate price reductions.
     Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling plants and diesel fuel for distribution of its products. The Company seeks to recoup these increased energy costs through price increases or surcharges. To the extent the Company is unable to pass on these higher energy costs to its customers, its financial performance is adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales, expenses, assets and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the three months ended June 30, 2006, approximately 58% of the Company’s net sales were generated in Europe and ROW. Further, approximately 62% of the Company’s aggregate accounts receivable and inventory as of June 30, 2006 were held by its European subsidiaries.
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
First Quarter of Fiscal 2007 Highlights and Outlook
     The Company’s reported results continued to be impacted in fiscal 2007 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries and energy costs used in the manufacturing and distribution of the Company’s products.
     In the North American market, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. This helps the Company in North America control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For the first quarter of fiscal 2007, the average cost of spent batteries has increased approximately 28% versus the first quarter of fiscal 2006. Therefore, the higher market price of lead with respect to North American manufacturing continues to impact results. The Company continues to take selective pricing actions and attempts to secure higher captive spent battery return rates to help mitigate these risks.
     In Europe, the Company’s lead requirements are mainly obtained from third-party suppliers. Because of the Company’s exposure to lead market prices in Europe, and based on historical price increases and apparent volatility in lead prices, the Company has implemented several measures to offset higher lead prices including selective pricing actions, lead price escalators and long-term lead supply contracts. In addition, the Company has automatic price escalators with many OEM customers. The Company currently recycles a small portion of its lead requirements in its European facilities.
     The Company expects that these higher lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, the selective pricing actions, lead price escalators in some contracts, long-term lead supply contracts and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lags the rise in market prices of lead and other commodities. Both price escalators and fuel surcharges are subject to the risk of customer acceptance.
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
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The Company believes that the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K (the “10-K”) for the fiscal year ended March 31, 2006 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to the 10-K for further information.
Results of Operations
Three months ended June 30, 2006 compared with three months ended June 30, 2005
     Overview
     Net loss for the first quarter of fiscal 2007 was $37,896 versus $35,709 the first quarter of fiscal 2006. Reorganization items were $1,607 and $1,372 in the first quarter of fiscal 2007 and 2006, respectively. Also, restructuring costs were $8,884 and $2,901 in the first quarter of fiscal 2007 and 2006, respectively. In addition, Other (income) expense include net currency remeasurement (gain) loss of ($5,588) and $11,674, primarily on U.S. dollar denominated debt in Europe, for the first quarter of fiscal 2007 and 2006, respectively. Gains on revaluation of warrants of $813 and $8,126 were recognized in the first quarter of fiscal 2007 and

2006, respectively.
     Net Sales
Net sales were $683,190 for the first quarter of fiscal 2007 versus $669,332 in the first quarter of fiscal 2006. Currency fluctuations (primarily the weakening of the Euro against the U.S. dollar) negatively impacted net sales in the first quarter of fiscal 2007 by approximately $501. Excluding the currency impact, net sales increased by approximately $14,359 or 2.1% primarily as a result of higher sales volumes generated by the Industrial Energy North America segment and better overall pricing.

			INCREASE / (DECREASE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2006	June 30, 2005	TOTAL	Related	Related
Transportation
North America	$214,509	$218,168	($3,659)	—	($3,659)
Europe & ROW	182,753	179,439	3,314	(344)	3,658

	397,262	397,607	(345)	(344)	(1)

Industrial Energy
North America	72,949	67,433	5,516	—	5,516
Europe & ROW	212,979	204,292	8,687	(157)	8,844

	285,928	271,725	14,203	(157)	14,360

TOTAL	$683,190	$669,332	$13,858	($501)	$14,359

     Transportation North America net sales were $214,509 for the first quarter of fiscal 2007 versus $218,168 for the first quarter of fiscal 2006. Net sales for the first quarter of fiscal 2007 were $3,659 or 1.7% lower than the first quarter of fiscal 2006 due mainly to a decrease in aftermarket channel volumes, partially offset by the overall impact of price increases.
     Transportation Europe and ROW net sales were $182,753 for the first quarter of fiscal 2007 versus $179,439 for the first quarter of fiscal 2006. Net sales, before the unfavorable impact of $344 in net foreign exchange rate fluctuations, were higher by 2.0% mainly due to higher OE volumes and the overall impact of favorable pricing actions, offset by reduced sales in its aftermarket channels.
     Industrial Energy North America net sales were $72,949 for the first quarter of fiscal 2007 versus $67,433 for the first quarter of fiscal 2006. Net sales were $5,516 or 8.2% higher due to strong volume growth in the motive power market and higher average selling prices related to lead pass-through and other pricing actions.
     Industrial Energy Europe and ROW net sales were $212,979 for the first quarter of fiscal 2007 versus $204,292 for the first quarter of fiscal 2006. Net sales, before an unfavorable currency impact of $157, increased $8,844 or 4.3% due to higher volumes in the material handling application and telecommunication channels, as well as higher average selling prices related to lead and other pricing actions. This favorability was, however, partially offset by competitive pricing pressures in both the original equipment and aftermarket channels.
     Gross Profit
     Gross profit was $109,679 in the first quarter of fiscal 2007 versus $102,216 in the first quarter of fiscal 2006. Gross margin increased to 16.1% in the first quarter of fiscal 2007 from 15.3% in the first quarter of fiscal 2006. Currency negatively impacted gross profit minimally in the first quarter of fiscal 2007. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were $1,095.00 dollars per metric tonne in the first quarter of fiscal 2007 versus $987.00 dollars per metric tonne in the first quarter of fiscal 2006), and were only partially recovered by higher average selling prices, and improved production efficiencies.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2006		June 30, 2005		INCREASE / (DECREASE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
Transportation
North America	$32,934	15.4%	$30,473	14.0%	$2,461	—	$2,461
Europe & ROW	19,607	10.7%	18,766	10.5%	841	(29)	$870

	52,541	13.2%	49,239	12.4%	3,302	(29)	$3,331

Industrial Energy
North America	17,611	24.1%	13,000	19.3%	4,611	—	$4,611
Europe & ROW	39,527	18.6%	39,977	19.6%	(450)	(56)	($394)

	57,138	20.0%	52,977	19.5%	4,161	(56)	$4,217

TOTAL	$109,679	16.1%	$102,216	15.3%	$7,463	($85)	$7,548

     Transportation North America gross profit was $32,934 or 15.4% of net sales in the first quarter of fiscal 2007 versus $30,473 or 14.0% of net sales in the first quarter of fiscal 2006. This increase is the result of higher overall average selling prices.
     Transportation Europe and ROW gross profit was $19,607 or 10.7% of net sales in the first quarter of fiscal 2007 versus $18,766 or 10.5% of net sales in the first quarter of fiscal 2006. Currency negatively impacted gross profit during the first quarter of fiscal 2007 by approximately $29. The net increase in gross margin was primarily due to the impact of favorable pricing actions, partially offset by higher raw material costs, and lower sales to the aftermarket channels.
     Industrial Energy North America gross profit was $17,611 or 24.1% of net sales in the first quarter of fiscal 2007 versus $13,000 or 19.3% of net sales in the first quarter of fiscal 2006. The increase in gross profit was primarily due to higher sales volumes and higher selling prices, partially offset by higher lead costs and other commodity costs not fully recovered through price increases.
     Industrial Energy Europe and ROW gross profit was $39,527 or 18.6% of net sales in the first quarter of fiscal 2007 versus $39,977 or 19.6% of net sales in the first quarter of fiscal 2006. Currency negatively impacted Industrial Energy Europe and ROW gross profit in the first quarter of fiscal 2007 by approximately $56. Gross profit was generally flat and positively impacted by higher sales volume, higher average selling prices, and the benefits of headcount and other cost reduction programs, offset by higher lead and other commodity costs.
     Expenses
     Expenses were $142,179 in the first quarter of fiscal 2007 versus $137,212 in the first quarter of fiscal 2006. Included in expenses are restructuring charges of $8,884 in the first quarter of fiscal 2007 and $2,901 in the first quarter of fiscal 2006. Excluding these items, expenses were $133,295 and $134,311 in the first quarter of fiscal 2007 and 2006, respectively. Foreign currency fluctuation unfavorably impacted expenses by approximately $278 in the first quarter of fiscal 2007. Excluding these items, the change in expenses was attributable to the following matters:
(i)	the first quarter of fiscal 2006 included a gain on revaluation of foreign currency forward contract of $1,081;

(ii)	interest, net increased $6,187 due to higher interest rates and higher debt levels;

(iii)	the first quarter of fiscal 2007 and the first quarter of fiscal 2006 expenses included currency remeasurement (gains) losses of ($5,588) and $11,674, respectively, included in Other (income) expense, net;

(iv)	the first quarter of fiscal 2007 and 2006 expenses included a gain on revaluation of Warrants of $813 and $8,126, included in Other (income) expense, net; and

(v)	the first quarter of fiscal 2007 and 2006 expenses included a loss on sale of assets of $2,804 and $1,596, included in other (income) expense, net.

			INCREASE / (DECREASE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2006	June 30, 2005	TOTAL	Related	Related
Transportation
North America	$37,746	$26,391	$11,355	—	$11,355
Europe & ROW	25,750	20,413	5,337	97	5,240

	63,496	46,804	16,692	97	16,595

			INCREASE / (DECREASE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2006	June 30, 2005	TOTAL	Related	Related
Industrial Energy
North America	10,120	8,631	1,489	—	1,489
Europe & ROW	35,892	30,414	5,478	79	5,399

	46,012	39,045	6,967	79	6,888

Unallocated corporate expenses	32,671	51,363	(18,692)	102	(18,794)

TOTAL	$142,179	$137,212	$4,967	$278	$4,689

     Transportation North America expenses were $37,746 in the first quarter of fiscal 2007 versus $26,391 in the first quarter of fiscal 2006. Expenses in the first quarter of fiscal 2007 include approximately $3,702 of corporate costs that were not allocated in the first quarter of fiscal 2006. In addition, restructuring charges of approximately $5,983 were recorded in the first quarter of fiscal 2007, reflecting the closure of a manufacturing plant in Shreveport, Louisiana.
     Transportation Europe and ROW expenses were $25,750 in the first quarter of fiscal 2007 versus $20,413 in the first quarter of fiscal 2006. Currency fluctuation unfavorably impacted expenses in the first quarter of fiscal 2007 by approximately $97. The increase in expenses was primarily due to the allocation of approximately $4,922 of corporate costs that were not allocated in the first quarter of fiscal 2006.
     Industrial Energy North America expenses were $10,120 in the first quarter of fiscal 2007 versus $8,631 in the first quarter of fiscal 2006. Expenses in the first quarter of fiscal 2007 include approximately $1,170 of corporate costs that were not allocated in the first quarter of fiscal 2006. Excluding the allocation of corporate costs, the increase in expenses was primarily due to restructuring costs of $697 associated with the closure of the Kankakee manufacturing facility, and increased variable selling costs resulting from a significant increase in net sales.
     Industrial Energy Europe and ROW expenses were $35,892 in the first quarter of fiscal 2007 versus $30,414 in the first quarter of fiscal 2006. Currency fluctuation unfavorably impacted expenses in the first quarter of fiscal 2007 by approximately $79. The increase is due primarily to the allocation of approximately $5,158 of corporate expenses that were not allocated in the first quarter of fiscal 2006. Excluding the change in allocated corporate expenses, overall expenses were roughly flat as compared to the first quarter of fiscal 2006.
     Unallocated expenses, net, which include unallocated corporate expenses, interest expense, currency remeasurement losses (gains), and gain on revaluation of Warrants, were $32,671 in the first quarter of fiscal 2007 versus $51,363 in the first quarter of fiscal 2006. Expenses for the first quarter of fiscal 2006 included a gain on revaluation of foreign currency forward contract of $1,081. Expenses for the first quarter of fiscal 2007 and 2006 included gains on revaluation of Warrants of $813 and $8,126, respectively. Expenses for the first quarter of fiscal 2007 and 2006 included currency remeasurement (gains) losses of ($5,588) and $11,674, respectively. Currency unfavorably impacted unallocated expenses in the first quarter of fiscal 2007 by approximately $102. Corporate expenses in the first quarter of fiscal 2007 and 2006 were $16,785 and $32,796, respectively. The decrease was primarily due to corporate allocation to the segments and lower general and administrative cost resulting from the Company’s continued restructuring efforts, partially offset by $3,000 of expenses for professional fees relating to the now withdrawn potential sale of the Company’s Industrial Energy Europe and ROW business segment. Interest expense, net was $22,287 in the first quarter of fiscal 2007 versus $16,100 in the first quarter of fiscal 2006. The increase is due to higher outstanding debt and higher interest rates on the Company’s credit facility.
     Income (loss) before reorganization items, income taxes, and minority interest
     Income (loss) before reorganization items, income taxes, and minority interest was $32,500 or 4.8 % of net sales in the first quarter of fiscal 2007 versus ($34,996) or (5.2%) of net sales in the first quarter of fiscal 2006 due to the items discussed above.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2006		June 30, 2005
		Percent of		Percent of	INCREASE /
	TOTAL	Net Sales	TOTAL	Net Sales	(DECREASE)
Transportation
North America	($4,812)	(2.2%)	$4,082	1.9%	($8,894)
Europe & ROW	(6,143)	(3.4%)	(1,647)	(0.9%)	(4,496)

	(10,955)	(2.8%)	2,435	0.6%	(13,390)

Industrial Energy
North America	7,491	10.3%	4,369	6.5%	3,122
Europe & ROW	3,635	1.7%	9,563	4.7%	(5,928)

	11,126	3.9%	13,932	5.1%	(2,806)

Other	(32,671)	n/a	(51,363)	n/a	18,692

TOTAL	($32,500)	(4.8%)	($34,996)	(5.2%)	$2,496

     Transportation North America income (loss) before reorganization items, income taxes, and minority interest was ($4,812) or (2.2%) of net sales in the first quarter of fiscal 2007 versus $4,082 or 1.9% of net sales in the first quarter of fiscal 2006 due to the items discussed above.
     Transportation Europe and ROW income (loss) before reorganization items, income taxes, and minority interest was ($6,143), or (3.4%) of net sales in the first quarter of fiscal 2007 versus ($1,647) or (0.9%) of net sales in the first quarter of fiscal 2006 due to the items discussed above.
     Industrial Energy North America income (loss) before reorganization items, income taxes, and minority interest was $7,491 or 10.3% of net sales in the first quarter of fiscal 2007 versus $4,369 or 6.5% of net sales in the first quarter of fiscal 2006 due to the items discussed above.
     Industrial Energy Europe and ROW income (loss) before reorganization items, income taxes, and minority interest was $3,635, or 1.7% of net sales in the first quarter of fiscal 2007 versus $9,563 or 4.7% of net sales in the first quarter of fiscal 2006 due to the items discussed above.
     Reorganization Items
     Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing and are presented separately in the Consolidated Statements of Operations. Reorganization items for the first quarter of fiscal 2007 and 2006 were $1,607 and $1,372, respectively. These items include professional fees including financial and legal services. See Note 4 to the Condensed Consolidated Financial Statements.
     Income Taxes
     In the first quarter of fiscal 2007, an income tax provision (benefit) of $3,578 was recorded on pre-tax income (loss) of ($34,107). In the first quarter of fiscal 2006, an income tax provision (benefit) of ($754) was recorded on a pre-tax income (loss) of ($36,368). The effective tax rate was (10.48%) and 2.1% in the first quarter of fiscal 2007 and 2006, respectively. The effective tax rate for the first quarter of fiscal 2007 and 2006 was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe, Australia, New Zealand, and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., the United Kingdom, Italy, Spain, and France. The effective tax rate for the first quarter of fiscal 2007 was impacted by the recognition of $28,677 of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy.
Liquidity and Capital Resources
     As of June 30, 2006, the Company had cash and cash equivalents of $37,029 and availability under the Revolving Loan Facility of $16,388 as compared to cash and cash equivalents of $32,161 and availability under the Revolving Loan Facility of $29,669 at March 31, 2006. On August 4, 2006, total liquidity was approximately $54,980, consisting of availability under the revolving term loan facility of $9,300 and an estimated $45,680 in cash and cash equivalents. It should be noted that cash and cash equivalents fluctuate substantially on a daily basis due in part to the timing of account receivable collections, and are subject to the monthly reconciliation process of the Company’s numerous global accounts.
     As of August 4, 2006, the Company believes, based upon its financial forecast and plans that it will comply with the Credit

Agreement covenants for at least the period through June 30, 2007. The Company has suffered recurring losses and negative cash flows from operations. Additionally, given the Company’s past financial performance in comparison to its budgets and forecasts, there is no assurance the Company will be able to meet these budgets and forecasts and be in compliance with one or more of its debt covenants of its Senior Secured Credit Facility. These uncertainties with respect to the Company’s past performance in comparison to its budgets and forecasts and its ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2006. Failure to comply with the Credit Agreement covenants, without waiver, would result in a default under the Credit Agreement. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
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
     The Company’s current liquidity position at August 4, 2006 of $54,980 remains constrained. The Company has an operational plan that would provide adequate liquidity to fund its operations through the remainder of the fiscal year. The Company has reduced its planned capital expenditures and planned restructuring activities in order to provide additional liquidity. On June 28, 2006, the Company entered into a Standby Purchase Agreement with investors who would backstop a rights offering of common stock by the Company to its shareholders and purchase additional shares of common stock. Such transactions would provide gross proceeds to the Company of up to $125,000 before expenses. The closing of such transactions is subject to several conditions, including shareholder approval (which the Company plans to seek at its annual meeting of shareholders in August 2006), there being no material adverse effect on the Company’s business and there not being trading suspensions or other adverse developments in the financial markets.
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
     Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60,000. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at June 30, 2006 was 3.83%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third party tender offers. Under a change in control, holders of the Floating Rate Convertible Senior Subordinated Notes have the right to require the Company to purchase the notes for an amount equal to their principal amount plus accrued and unpaid interest. Alternatively, if the holders elect to convert their notes in connection with a change in control in cases where 10% or more of the fair market value of the consideration received for the shares or the Company’s common stock consists of cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per $1,000 principal amount of notes.
     At June 30, 2006, the Company had outstanding letters of credit with a face value of $43,945 and surety bonds with a face value of $30,089. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2006, pursuant to the terms of the agreement, was $30,089.
     At June 30, 2006, the Company was in compliance with covenants contained in the Credit Agreement and Indenture agreements that cover the Senior Secured Notes and Floating Rate Convertible Senior Subordinated Notes.
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
     Cash flows provided by (used in) operating activities were $634 in the first quarter of fiscal 2007 and ($15,506) in the first quarter of fiscal 2006. Comparative cash flows were positively impacted by lower net cash used by operating activities before working capital changes and generating net cash provided by operations resulting from improved working capital management primarily from higher customer receivable collections and lower inventory purchases for the first quarter of fiscal 2007.
     The Company also generated $97 and $9,982 in cash from the sale of non-core businesses and other assets in the first quarter of fiscal 2007 and fiscal 2006, respectively. Other asset sales principally relate to the sale of surplus land and buildings.
     Cash flows provided by financing activities were $11,170 and $9,001 in the first quarter of fiscal 2007 and fiscal 2006, respectively. Cash flows provided by financing activities in the first quarter of fiscal 2007 relate primarily to increased borrowings. For the first quarter of fiscal 2006, cash flows provided by financing activities related primarily to an increase in short-term borrowings, partially offset by the Company’s settlement of a foreign currency forward contract with a maturity of May 9, 2005, requiring a cash payment of $12,084.
     Total debt at June 30, 2006 was $718,830, as compared to $701,004 at March 31, 2006. See Note 8 to the Condensed Consolidated Financial Statements for the composition of such debt.

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
     Restructuring costs of $10,046 and $10,291 were paid during the first quarter of fiscal 2007 and 2006, respectively. The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2007, including payment of remaining accrued restructuring costs of approximately $8,636 at June 30, 2006. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity. For further discussion see Note 14 to the Condensed Consolidated Financial Statements.
Capital expenditures were $7,967 and $11,545 during the first quarter of fiscal 2007 and 2006, respectively.
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
     As of June 30, 2006, the Company had five outstanding foreign currency forward contracts totaling $2,812 with varying maturities of October 6, 2006, November 20, 2006, December 19, 2006, January 8, 2007 and January 29, 2007.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases, do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $40,413 and $40,954 of foreign currency trade accounts receivable as of June 30, 2006 and March 31, 2006, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Changes to the quantitative and qualitative market risks as of June 30, 2006 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for further information.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described within the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we performed additional analysis and other post-closing procedures to ensure our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
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
     In connection with its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31,

2006, management of the Company identified material weaknesses with respect to:
•	A lack of sufficient resources in our accounting and finance organization

•	Controls over the completeness, accuracy, and valuation of certain inventories

•	Controls over accounting for investments in affiliates

•	Controls over accounting for income taxes, and

•	Effective segregation of duties
These material weaknesses are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
          With the exception of the remediation actions described below, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described in our Annual Report and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting including the following:
•	Several corporate level accounting and finance review practices have been implemented to improve oversight into regional accounting issues, including more adequate global review of balance sheet accounts requiring judgment and estimates;

•	Hiring additional accounting and audit personnel to focus on our ongoing remediation initiatives and compliance efforts;

•	Ensuring our inventory controls operate as designed;

•	Ensuring our controls over investments in affiliates operate as designed;

•	Engaging expert resources to assist with worldwide tax planning and compliance; and

•	Re-allocating and/or relocating duties of accounting and finance personnel to enhance segregation of duties.
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
     Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the Company’s ability to comply with the covenants in its debt agreements or obtain waivers of noncompliance, (v) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (vi) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (vii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (viii) competitiveness of the battery markets in North America and Europe, (ix) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (x) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xi) the Company’s exposure to fluctuations in interest rates on its variable debt, (xii) the Company’s ability to maintain and generate liquidity to meet its operating needs, (xiii) general economic conditions, (xiv) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xv) the Company’s reliance on a single supplier for its polyethylene battery separators, (xvi) the Company’s ability to successfully pass along increased material costs to its customers, (xvii) the Company’s ability to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, (xviii) adverse reactions by creditors, vendors, customers, and others to the going-concern modification to the Company’s fiscal 2006 Consolidated Financial Statements included in the Report of Independent Registered Public Accounting Firm in the Company's Form 10-K for fiscal 2006 (xix) the loss of one or more of the Company’s major customers for its industrial or transportation products, (xx) the Company’s ability to consummate a rights offering and private placement of stock, including obtaining appropriate shareholder approval and (xxi) the Company’s significant pension obligations over the next several years.
     Therefore, the Company cautions each reader of this Report carefully to consider those factors set forth above and those factors described in Part II, Item 1A. Risk Factors below, because such factors have, in some instances, affected and in the future could affect, the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements in this document.
Item 1A. Risk Factors
(in thousands, except per share data)
     The risk factors immediately following, which were disclosed in the Company’s 2006 Form 10-K, have been modified to provide additional disclosure related to changes since the Company filed its 2006 Form 10-K. See Item 1A to Part I the Company’s 2006 Form 10-K for an expanded description of other risks facing the Corporation listed below under “Other Risk Factors.”
The Company has experienced significant increases in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse impact on the Company.
     Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of the Company’s cost of goods sold. Average lead prices quoted on the London Metal Exchange (“LME”) have risen dramatically, increasing from $920.00 per metric tonne for fiscal 2005 to $1,041.00 per metric tonne for fiscal 2006. As of August 4, 2006, lead prices quoted on the LME were $1,135.00 per metric tonne. If the Company is unable to increase the prices of its products proportionate to the increase in raw material costs, the Company’s gross margins will decline. The Company cannot provide assurance that it will be able to hedge its lead requirements at reasonable costs or that the Company will be able to pass on these costs to its customers. Increases in the Company’s prices could also cause customer demand for the Company’s products to be reduced and net sales to decline. The rising cost of lead requires the Company to make significant investments in inventory and accounts receivable, which reduces amounts of cash available for other purposes, including making payments on its notes and other indebtedness. The Company also consumes significant amounts of steel and other materials in its manufacturing process and incurs energy costs in connection with manufacturing and shipping of its products. The market prices of these materials are also subject to fluctuation, which could further reduce the Company’s available cash.
Holders of the Company’s common stock are subject to the risk of dilution of their investment as the result of the issuance of additional shares of common stock and warrants to purchase common stock to holders of pre-petition claims to the extent the reserve of common stock and warrants established to satisfy such claims is insufficient.
     Pursuant to the Company’s 2004 plan of reorganization, the Company established a reserve of common stock and warrants to purchase common stock for issuance to holders of general unsecured pre-petition disputed claims. To the extent this reserve is insufficient to satisfy these disputed claims, the Company would be required to issue additional shares of common stock and warrants, which would result in dilution to holders of the Company’s common stock.
     The Company agreed pursuant to its 2004 plan of reorganization to issue 25,000 shares of common stock and warrants initially exercisable for 6,250 shares of common stock, distributed as follows:
• holders of pre-petition secured claims were allocated collectively 22,500 shares of common stock; and
• holders of general unsecured claims were allocated collectively 2,500 shares of common stock and warrants to purchase 6,250 shares of common stock at $32.11 per share, and approximately 13.4% of such new common stock and warrants were initially reserved for distribution for disputed general unsecured claims under the Company’s 2004 plan of reorganization’s claims reconciliation and allowance procedures.
     Under the claims reconciliation and allowance process set forth in the Company’s 2004 plan of reorganization, the Official Committee of Unsecured Creditors, in consultation with the Company, established a reserve to provide for a pro rata distribution of common stock and warrants to holders of disputed general unsecured claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication or other resolution of these objections. Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis in law to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs, or other environmental injuries, are highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims, produce little or no proof of fault on which the Company can assess its potential liability and either specify no determinate amount of damages or provide little or no basis for the alleged damages. In some cases the Company is still seeking additional information needed for claims assessment. Information that is unknown to the Company at the current time may significantly affect the Company’s assessment regarding the adequacy of the reserve amounts in the future.
     As general unsecured claims have been allowed in the bankruptcy court, the Company has distributed common stock at a rate of approximately one share per $383.00 in allowed claim amount and approximately one warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the stock and warrants allocated to non-noteholder general unsecured claims on the effective date of the Company’s 2004 plan of reorganization, including the reserve established for disputed general unsecured claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Company’s 2004 plan of reorganization without the need for any redistribution or supplemental issuance of securities. If the amount of non-noteholder general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock and warrants will be issued for the excess claim amounts at the same rates as used for the other non-noteholder general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims. Based on information currently available, as of July 31, 2006, approximately 7% of new stock and warrants reserved for distribution for disputed general unsecured claims has been distributed. The Company also continues to resolve certain non-objected claims.
Restrictive covenants restrict the Company’s ability to operate its business and to pursue the Company’s business strategies, and its failure to comply with these covenants could result in an acceleration of its indebtedness.
     The Company’s senior credit facility and the indenture governing its senior secured notes contain covenants that restrict the Company’s ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to the Company’s growth strategy or otherwise important to the Company. The credit agreement and the indenture governing the Company’s senior secured notes restrict, among other things, the Company’s ability and the ability of its subsidiaries to:
•	incur additional indebtedness or enter into sale and leaseback transactions;

•	pay dividends or make distributions on our capital stock or certain other restricted payments or investments;

•	purchase or redeem stock;

•	issue stock of our subsidiaries;

•	make investments and extend credit;

•	engage in transactions with affiliates;

•	transfer and sell assets;

•	effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and
•	create liens on our assets to secure debt.
     In addition, the Company’s senior credit facility requires it to maintain minimum consolidated earnings before interest, taxes, depreciation, amortization and restructuring costs (“Adjusted EBITDA”) and requires the Company to repay outstanding borrowings with portions of the proceeds the Company receives from certain sales of property or assets and specified future debt offerings. The Company’s ability to comply with the covenants in its senior credit facility may be affected by events beyond the Company’s control, and it may not be able to meet the financial ratios.

     Any breach of the covenants in the Company’s senior secured credit agreement or the indenture governing its senior secured notes could cause a default under the Company’s senior secured credit agreement and other debt (including the notes), which would restrict the Company’s ability to borrow under its credit facility, thereby significantly impacting the Company’s liquidity. If there were an event of default under any of the Company’s debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. The Company’s assets and cash flow may not be sufficient to fully repay borrowings under its outstanding debt instruments if accelerated upon an event of default. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, the Company’s senior credit facility, the lenders under its senior credit facility could institute foreclosure proceedings against the assets securing borrowings under the senior credit facility.
     In fiscal 2005 and 2006, the Company was unable to comply with certain financial and other covenants in its senior credit facility at various times. In order to avoid an event of default, the Company was required to obtain waivers and amendments of such covenants from the lenders. This resulted in the payment of amendment fees as well as legal fees and other costs associated with the amendments, adversely affected the Company’s ability to maintain trade credit terms and contributed to its independent auditors including a going concern modification in their reports on the Company’s fiscal 2005 and 2006 financial statements.
Holders of the Company’s common stock are subject to dilution from the previously announced rights offering and sale of additional shares.
     The Company has previously announced a proposed rights offering to its shareholders of common stock for $75,000 and the issuance of additional shares for $50,000 to two investors. The price is expected to be $3.50 per share, a 20% discount to the average closing price of the stock for the 30 trading day period ended July 6, 2006. The rights offering is expected to be for approximately 21,400 shares and approximately 14,300 additional shares are expected to be sold.
The Company has large pension contributions required over the next several years.
     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50,000, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”).Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $115,000 to $165,000 from fiscal 2007 to fiscal 2011, including $46,700 in fiscal 2007. These projections also assume that the provisions of the Pension Funding Equity Act of 2004 are extended for the 2006 plan year and funding reform legislation similar to the bills currently before Congress is passed and takes effect for the 2007 plan year. The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $84,000 from fiscal 2007 to fiscal 2011, including $16,054 in fiscal 2007. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $13,000 from fiscal 2007 to fiscal 2011, including $2,842 in fiscal 2007.
Other Risk Factors
     The following risk factors, which were disclosed in the Company’s 2006 Form 10-K, have not materially changed since we filed our 2006 Form 10-K. See Item 1A to Part I of the Company’s 2006 Form 10-K for a complete discussion of these risk factors. (in thousands, except per share data)
•	The going concern modification received from the Company’s independent registered public accounting firm could cause adverse reactions from the Company’s creditors, vendors, customers and others.

•	The Company is subject to a preliminary SEC inquiry.

•	The Company is subject to fluctuations in exchange rates and other risks associated with its non-U.S. operations which could adversely affect the Company’s results of operations.

•	The Company’s liquidity is affected by the seasonality of its business. Warm winters and cool summers adversely affect the Company.

•	Decreased demand in the industries in which the Company operates may adversely affect its business.

•	The loss of the Company’s sole supplier of polyethylene battery separators would have a material adverse effect on the Company’s business.

•	Many of the industries in which the Company operates are cyclical.

•	The Company is subject to pricing pressure from its larger customers.

•	The Company faces increasing competition and pricing pressure from other companies in its industries, and if the Company is unable to compete effectively with these competitors, the Company’s sales and profitability could be adversely affected.

•	If the Company is not able to develop new products or improve upon its existing products on a timely basis, the Company’s business and financial condition could be adversely affected.

•	The Company may be adversely affected by the instability and uncertainty in the world financial markets and the global economy, including the effects of turmoil in the Middle East.

•	The Company may be unable to successfully implement its business strategy, which could adversely affect its results of operations and financial condition.

•	The Company is subject to costly regulation in relation to environmental, health and safety matters, which could adversely affect its business and results of operations.

•	The EPA or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

•	The Company may be adversely affected by legal proceedings to which the Company is, or may become, a party.

•	The cost of resolving the Company’s pre-petition disputed claims, including legal and other professional fees involved in settling or litigating these matters, could have a material adverse effect on its financial condition, cash flows and results of operations.

•	The Company’s ability to operate its business effectively could be impaired if the Company fails to attract and retain experienced key personnel.

•	Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s operations.

•	The Company’s substantial indebtedness could adversely affect its financial condition.

•	The Company’s internal control over financial reporting was not effective as of March 31, 2006.

•	The Company’s liquidity position remains constrained. If the Company fails to meet operations objectives and the shortfall is not replaced through other means, the lack of liquidity would have a material adverse impact on the Company.

•	The Company has entered into a plea agreement with the U.S. Attorney for the Southern District of Illinois under which it is required to pay a fine of $27.5 million over five years. If the Company is unable to post adequate security for this fine by February 2007 and the U.S. District Court is unwilling to modify the plea agreement, the Company could be unable to remain in compliance with its senior credit facility and senior secured notes, which could have a material adverse effect on its business and financial condition.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
     On April 20, 2006, the Company issued 5,377 shares of common stock and 13,457 warrants to purchase common stock at a price of $32.11 per share.The shares and warrants were issued pursuant to the Plan of Reorganization under Section 1145 of the U.S. Bankruptcy Code.
Item 3. Defaults Upon Senior Securities
None
Item 4.Submission of Matters to a Vote of Security Holders
None
Item 5.Other Information
None
Item 6. Exhibits
31.1	Certification of Gordon Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Francis M. Corby, Jr., Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/S/ Francis M. Corby, Jr.

Francis M. Corby, Jr.
Executive Vice President and
Chief Financial Officer

Date: August 8, 2006