Form 10-Q
period 2006-09-30
EXIDE TECHNOLOGIES
filed 2006-11-09
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
     As of November 3, 2006, 60,705,652 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
NET SALES	$680,299	$686,485	$1,363,489	$1,355,817
COST OF SALES	574,897	582,587	1,148,409	1,149,705

Gross profit	105,402	103,898	215,080	206,112

EXPENSES:
Selling, marketing and advertising	65,944	67,615	134,450	138,687
General and administrative	36,393	43,138	82,387	86,877
Restructuring and impairment	7,039	6,640	15,923	9,540
Other (income) expense, net	6,204	1,412	2,712	4,811
Interest expense, net	22,641	16,658	44,928	32,758

	138,221	135,463	280,400	272,673

Loss before reorganization items, income taxes, and minority interest	(32,819)	(31,565)	(65,320)	(66,561)
REORGANIZATION ITEMS, NET	964	1,715	2,570	3,087
INCOME TAX PROVISION (BENEFIT)	1,294	(202)	4,872	(956)
MINORITY INTEREST	32	(55)	243	40

Net loss	$(35,109)	$(33,023)	$(73,005)	$(68,732)

NET LOSS PER SHARE

Basic and Diluted	$(1.16)	$(1.29)	$(2.61)	$(2.69)

WEIGHTED AVERAGE SHARES

Basic and Diluted	30,169	25,576	27,936	25,576

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	September 30, 2006	March 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$93,888	$32,161
Restricted cash	613	561
Receivables, net of allowance for doubtful accounts of $26,404 and $21,637	569,946	617,677
Inventories	418,567	414,943
Prepaid expenses and other	30,188	30,243
Deferred financing costs, net	3,248	3,169
Deferred income taxes	5,587	11,066

Total current assets	1,122,037	1,109,820

Property, plant and equipment, net	657,316	685,842

Other assets:
Other intangibles, net	188,945	186,820
Investments in affiliates	5,141	4,783
Deferred financing costs, net	13,891	15,196
Deferred income taxes	57,941	56,358
Other	20,861	24,090

	286,779	287,247

Total assets	$2,066,132	$2,082,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$11,650	$11,375
Current maturities of long-term debt	2,692	5,643
Accounts payable	342,086	360,538
Accrued expenses	285,693	298,631
Warrants liability	1,324	2,063

Total current liabilities	643,445	678,250
Long-term debt	660,998	683,986
Noncurrent retirement obligations	315,985	333,248
Deferred income tax liability	28,055	33,590
Other noncurrent liabilities	111,794	116,430

Total liabilities	1,760,277	1,845,504

Commitments and contingencies	—	—
Minority interest	13,356	12,666

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 and 61,500 shares authorized, 60,701 and 24,546 shares issued and outstanding	607	245
Additional paid-in capital	1,007,320	888,647
Accumulated deficit	(712,660)	(639,655)
Accumulated other comprehensive loss	(2,768)	(24,498)

Total stockholders’ equity	292,499	224,739

Total liabilities and stockholders’ equity	$2,066,132	$2,082,909

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	September 30, 2006	September 30, 2005
Cash Flows From Operating Activities:
Net loss	$(73,005)	$(68,732)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	60,464	60,343
Unrealized gain on Warrants	(739)	(7,748)
Net loss on asset sales	6,972	2,669
Deferred income taxes	239	—
Provision for doubtful accounts	4,701	3,357
Non-cash provision for restructuring	1,343	448
Reorganization items, net	2,570	3,087
Minority interest	243	40
Amortization of deferred financing costs	1,659	897
Changes in assets and liabilities —
Receivables	62,225	12,176
Inventories	8,875	(23,497)
Prepaid expenses and other	2,459	(11,722)
Payables	(30,089)	(28,945)
Accrued expenses	(24,008)	(37,421)
Noncurrent liabilities	(33,301)	(4,587)
Other, net	(4,122)	14,896

Net cash used in operating activities	(13,514)	(84,739)

Cash Flows From Investing Activities:
Capital expenditures	(15,602)	(24,092)
Proceeds from sales of assets, net	2,498	11,333

Net cash used in investing activities	(13,104)	(12,759)

Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	(154)	12,420
Repayments of Borrowings under Senior Secured Credit Facility	(26,545)	—
Currency Swap	—	(12,084)
Increase (decrease) in other debt	(3,764)	52,277
Financing costs and other	(3)	—
Net Proceeds from rights offering and private equity sale	117,871	—

Net cash provided by financing activities	87,405	52,613

Effect of Exchange Rate Changes on Cash and Cash Equivalents	940	(1,726)

Net Increase (Decrease) In Cash and Cash Equivalents	61,727	(46,611)
Cash and Cash Equivalents, Beginning of Period	32,161	76,696

Cash and Cash Equivalents, End of Period	$93,888	$30,085

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
     As of November 3, 2006, the Company believes, based upon its financial forecast and plans, that it will comply with the Credit Agreement covenants for at least the period through September 30, 2007. The Company has suffered recurring losses and negative cash flows from operations. Additionally, given the Company’s past financial performance in comparison to its budgets and forecasts, there is no assurance the Company will be able to meet these budgets and forecasts and be in compliance with one or more of its covenants of its Credit Agreement. These uncertainties with respect to the Company’s past performance in comparison to its budgets and forecasts and its ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to its audit opinion for fiscal 2006. Failure to comply with the Credit Agreement covenants, without waiver, would result in a default under the Credit Agreement. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
     Generally, the Company’s principal sources of liquidity are cash from operations, borrowings under the Credit Agreement, and proceeds from any asset sales which are not used to repay Credit Agreement debt. The Credit Agreement requires that the proceeds from asset sales be used for the pay down of Term Loans, except for specific exceptions which permit the Company to retain $30.0 million from specified non-core asset sales and 50% of the proceeds of the sale of other specified assets with an estimated value of $100.0 million.
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
(2) WARRANTS
     In connection with the consummation of the Plan, the Company issued warrants entitling the holders to purchase up to 6.25 million shares of new common stock at an exercise price of $32.11 per share (the number of warrants issuable being subject to adjustments allowed for by the claims reconciliation and allowance process set forth in the Plan). The Company has accounted for the warrants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”) and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Because the Warrant Agreement provides for a cash settlement upon a change in control under certain specified conditions, the warrants have been accounted for and classified as a liability in the Condensed Consolidated Balance Sheets.
     The warrants are exercisable through May 5, 2011. The exercise price, the number of shares purchasable upon the exercise of each warrant and the number of warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. In accordance with the provisions of the Warrant Agreement dated May 5, 2004, and as a result of the completed $75.0 million rights offering and private sale of $50.0 million of common stock, an additional 371,164 became issuable and the exercise price of the warrants was adjusted to $30.31.
     In accordance with EITF 00-19 and SFAS 150, the warrants have been marked-to-market based upon quoted market prices. This mark-to-market resulted in recognition of unrealized (gain) loss of $0.1 million and $0.4 million for the second quarter of fiscal 2007 and 2006, respectively, and ($0.7 million) and ($7.7 million) for the first six months of fiscal 2007 and 2006, respectively, which is reported in Other (income) expense, net in the Condensed Consolidated Statements of Operations. Future results of operations may be subject to volatility from changes in the market value of such warrants.
(3) COMPREHENSIVE LOSS
     Total comprehensive loss and its components are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net loss	$(35,109)	$(33,023)	$(73,005)	$(68,732)

Additions and changes to minimum pension liability	61	22	(291)	279
Change in cumulative translation adjustment	(99)	(2,851)	22,021	(23,642)

Total comprehensive loss	$(35,147)	$(35,852)	$(51,275)	$(92,095)

(4) REORGANIZATION ITEMS, NET
     Reorganization items, net represent costs the Company continues to incur as a result of the Chapter 11 process and are presented separately in the Condensed Consolidated Statements of Operations. The following have been incurred (in thousands):

	For the Three Months Ended		For the Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Professional fees	$525	$1,168	$1,354	$1,996
Other (a)	439	547	1,216	1,091

Total reorganization items, net	$964	$1,715	$2,570	$3,087

Net cash paid for reorganization items during the three months ended September 30, 2006 and 2005 and the six months ended September 30, 2006 and 2005, was approximately $1.0 million, $1.9 million, $2.6 million and $8.4 million, respectively.
(a) Other primarily represents expenses related to directors and officer’s liability insurance coverage for directors and officers of the Predecessor Company.

(5) INTANGIBLE ASSETS, NET

	Trademarks and	Trademarks and
	Tradenames (not	Tradenames (subject	Customer
	subject to amortization)	to amortization)	Relationships	Technology	Total
		(in thousands)
As of March 31, 2006:
Gross Amount	$56,331	$12,813	$106,594	$23,781	$199,519
Accumulated Amortization	—	(1,939)	(8,499)	(2,261)	(12,699)

Net	$56,331	$10,874	$98,095	$21,520	$186,820

As of September 30, 2006:
Gross Amount	$58,020	$13,197	$109,785	$24,494	$205,496
Accumulated Amortization	—	(2,519)	(11,096)	(2,936)	(16,551)

Net	$58,020	$10,678	$98,689	$21,558	$188,945

Amortization of intangible assets for the first six months of fiscal 2007 and 2006 was $3.4 million and $3.3 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to average $6.6 million. Intangible assets have been pushed down to the proper legal entity and are subject to foreign currency fluctuation.
(6) INVENTORIES
     Inventories, valued using the first-in, first-out (“FIFO”) method, consist of (in thousands):

	September 30, 2006	March 31, 2006
Raw materials	$69,813	$64,248
Work-in-process	86,444	79,923
Finished goods	262,310	270,772

	$418,567	$414,943

(7) OTHER ASSETS
     Other assets consist of (in thousands):

	September 30, 2006	March 31, 2006
Deposits	$10,317	$10,317
Capitalized software, net	3,966	6,524
Loan to affiliate	2,249	3,563
Other	4,329	3,686

	$20,861	$24,090

     Deposits principally represent amounts held by the beneficiaries as cash collateral for those parties’ contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.
(8) DEBT
     At September 30, 2006 and March 31, 2006, short-term borrowings of $11.7 million and $11.4 million respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum.
     Total long-term debt is as follows (in thousands):

	September 30, 2006	March 31, 2006
Senior Secured Credit Facility	$293,238	$316,277
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	20,452	23,352

Total	663,690	689,629
Less — current maturities	2,692	5,643

	$660,998	$683,986

     Total debt including short-term borrowings at September 30, 2006 and March 31, 2006 was $675.3 million and $701.0 million , respectively.
(9) INTEREST EXPENSE, NET
     Interest income of $0.4 million, $0.4 million, $0.7 million, and $0.9 million is included in Interest expense, net for the three months ended September 30, 2006 and 2005 and the six months ended September 30, 2006 and 2005, respectively.
(10) OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net consist of (in thousands):

	For the Three Months Ended		For the Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net loss on asset sales / disposals	$4,169	$1,024	$6,972	$2,669
Equity income	(331)	(455)	(350)	(989)
Currency (gain) loss	1,387	1,360	(4,202)	13,034
Loss on revaluation of foreign currency forward contract	—	—	—	(1,081)
(Gain) loss on revaluation of Warrants	74	378	(739)	(7,748)
Other	905	(895)	1,031	(1,074)

	$6,204	$1,412	$2,712	$4,811

(11) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit cost are as follows (in thousands):

	Pension Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Components of net periodic benefit cost:
Service cost	$2,249	$2,708	$4,472	$5,452
Interest cost	8,346	8,178	16,621	16,484
Expected return on plan assets	(6,206)	(5,299)	(12,355)	(10,669)
Amortization of:
Prior service cost	5	—	10	—
Actuarial loss	(300)	—	(592)	—

Net periodic benefit cost	$4,094	$5,587	$8,156	$11,267

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Components of net periodic benefit cost:
Service cost	$42	$25	$84	$50
Interest cost	390	335	780	669
Amortization of:
Actuarial loss	53	—	106	—

Net periodic benefit cost	$485	$360	$970	$719

     During the first quarter of fiscal 2007, the Company amended its U.S. pension plan to freeze future accruals for non-collectively bargained employees effective May 15, 2006. The partial plan freeze did not trigger any curtailment charges or credits under SFAS 88. The above SFAS 87 net periodic pension cost reflects the partial plan freeze.
     The estimated fiscal 2007 pension plan contributions are approximately $62.8 million and other post-retirement contributions are approximately $2.8 million. At September 30, 2006, the Company has paid $43.4 million of the $62.8 million required pension plan contributions. Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50.0 million, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). In accordance with the Credit Agreement and upon the agreement of the administrative agent, on June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010. At September 30, 2006 the Company owed approximately $31.9 million relating to these amounts previously waived.
     Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $115.0 million to $165.0 million from fiscal 2007 to fiscal 2011, including $46.7 million in fiscal 2007.
     The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $84.0 million from fiscal 2007 to fiscal 2011, including $16.1 million in fiscal 2007. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $13.0 million from fiscal 2007 to fiscal 2011, including $2.8 million in fiscal 2007.
(12) ENVIRONMENTAL MATTERS
     As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates. For a discussion of environmental matters, see Note 13.
(13) COMMITMENTS AND CONTINGENCIES
   Claims Reconciliation
     Holders of general unsecured claims will receive collectively 2.5 million shares of new common stock and warrants to purchase 6.25 million shares of new common stock at $32.11 per share, adjusted to 6.6 million shares with a exercise price of $30.31 based on the closing of the recent $75.0 million rights offering and $50.0 million private sale of common stock. Approximately 13.4% of such new common stock and warrants were initially reserved for distribution for disputed general unsecured claims under the Plan’s claims reconciliation and allowance procedures. The Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and warrants to holders of disputed general unsecured claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication or other resolution of such objections. Predictions regarding the allowance and classification of claims are inherently difficult to make.
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

     As general unsecured claims have been allowed in the bankruptcy court, the Company has distributed approximately one share per $383.00 in allowed claim amount and approximately one warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the common stock and warrants allocated to non-noteholder general unsecured claims on the effective date of the Plan, including the reserve established for disputed general unsecured claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. If the amount of non-noteholder general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock and warrants will be issued for the excess claim amounts at the same rates as used for the other non-noteholder general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.
     Based on information currently available, as of October 20, 2006, approximately 7.4% of new stock and warrants reserved for distribution for disputed general unsecured claims has been distributed. The Company also continues to resolve certain non-objected claims.
     On October 20, 2006, the Company made its tenth distribution of new common stock and warrants.
   Historical Federal Plea Agreement
     In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27.5 million over five years, to five-years probation and to cooperate with the U.S. Attorney in its prosecution of the former officers. The Company was sentenced pursuant to the terms of the plea agreement in February 2002. Generally, failure to comply with the provisions of the plea agreement, including the obligation to pay the fine, would permit the U.S. Government to reopen the case against the Company.
     On April 15, 2002, the Company filed for protection under Chapter 11 of the Bankruptcy Code. Later in 2002, the United States Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor of the Company’s subsidiary, Exide Illinois, Inc. for $27.9 million. The Company did not pay any installments of the criminal fine before or during its bankruptcy proceedings, nor did it pay any installments of the criminal fine after the Company emerged from bankruptcy in May 2004. As previously reported, if the U.S. Government were to assert that the obligation to pay the fine was not discharged under the Plan of Reorganization, the Company could be required to pay it.
     In December 2004, the U.S. Attorney’s Office requested additional information regarding whether the Company adequately disclosed its financial condition at the time the plea agreement and the associated fine were approved by the U.S. District Court. The Company supplied correspondence and other materials responsive to this request.
     On November 18, 2005 the U.S. Attorney’s Office filed a motion in the District Court for a hearing to make inquiry of the Company’s failure to comply with the Court’s judgment and terms of probation, principally through failure to pay the fine, and a motion to show cause why the Company should not be held in contempt. In its motion, the U.S. Attorney’s Office asserted that Exide Illinois was in default from its nonpayment of the criminal fine and was in violation of the terms of probation. The U.S. Attorney also asserted that bankruptcy did not discharge criminal fines, and that the Company did not adequately disclose its financial condition at the time the plea agreement and associated fines were approved by the District Court.
     On May 31, 2006, the District Court approved a Joint Agreement and Proposed Joint Resolution of Issues Raised in the Government’s Motion Filed on November 18, 2005 regarding the payment of criminal fine. The District Court entered an order consistent with the Joint Agreement and Proposed Joint Resolution, and modified the Company’s schedule to pay the $27.5 million fine through quarterly payments over the next five years, ending in 2011.
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
  Private Party Lawsuits and other Legal Proceedings
     On March 14, 2003, the Company served notices to reject certain executory contracts with EnerSys, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of the executory contracts, including the Trademark License, and the Bankruptcy Court conducted a hearing on the Company’s rejection request. On April 3, 2006, the Court granted the Company’s request to reject the contracts. EnerSys has filed a notice of appeal. Unless the appeal is successful, EnerSys will likely lose all rights to use the “Exide” trademark over time and the Company will have greater flexibility in its ability to use that mark for industrial battery products. Because the Bankruptcy Court authorized rejection of the Trademark License, as with other executory contracts at issue, EnerSys will have a pre-petition general unsecured claim relating to the alleged damages arising therefrom. The Company reserves the ability to consider payment in cash of some portion of any settlement or ultimate award on Enersys’ claim of alleged rejection damages. In June 2006, the Bankruptcy Court ordered a two year transition period and denied Enersys’ motion for a stay. Enersys has appealed that order. The parties engaged in court ordered mediation on July 27, 2006 which was unsuccessful. The Company filed a motion to expedite the appeal. which remains pending. EnerSys filed its opening appellate brief on September 5, 2006 and the Company filed its brief in opposition on October 5, 2006.
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
     From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims received 64 employee claims alleging asbestos-related illnesses. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $0.4 million in calendar 2004. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $0.1 million during the same period for the dependents of four such claimants. The Company was not required to indemnify or make any payments in calendar year 2005 and through September 30, 2006. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
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
     On August 29, 2005, District Judge Mary L. Cooper consolidated the Aviva Partners and Jarman cases under the Aviva Partners v. Exide Technologies, Inc. caption, lead docket number 05-3098 (MLC). On March 24, 2006 District Judge Cooper appointed the Alaska Hotel & Restaurant Employees Pension Trust Fund and Lakeway Capital Management Co-Lead Plaintiffs for the putative class of former Exide stockholders and appointed the law firms of Lerach Coughlin Stoja Geller Rudman & Robbins LLP and Schatz & Nobel, P.C. as Co-Lead Counsel for the putative class. On May 8, 2006 Co-Lead Plaintiffs filed their consolidated amended complaint in which they reiterated the claims described above but purported to state a claim on behalf of those who purchased the Company’s stock between May 5, 2004 and May 17, 2005. Defendants have moved to dismiss all claims against them and await a ruling on their motion. Discovery is currently stayed pursuant to the discovery-stay provisions of the Private Securities Litigation Reform Act of 1995.
     On October 6, 2005, Murray Capital Management, Inc., filed suit against the Company, certain of its current and former officers and Deutsche Bank Securities, Inc. The case was filed in the U.S. District Court for the Southern District of New York under the caption Murray Capital Management, Inc. v. Exide Technologies, et al., docket number 05 Civ. 8570 (AKH), and alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, among other related state laws, in connection with certain allegedly false and misleading public statements made by the Company and its officers. While Murray’s claims are largely duplicative of those set out in the Aviva and Jarman complaints, Murray also claims that false and misleading statements were made in connection with the Company’s March 2005 issuance of convertible notes and concurrent issuance of senior notes. The complaint does not specify the amount of damages sought in the suit. In October 2005, Deutsche Bank Securities Inc. made formal written demand that the Company indemnify it in connection with the Murray litigation pursuant to the purchase agreement for the Senior Secured Notes and the Floating Rate Convertible Senior Subordinated Notes. The Company has accepted the indemnification obligations from Deutsche Bank. On August 21, 2006, the U.S. District Court for the Southern District of New York held a hearing on the Company’s Motion to Dismiss the complaint filed in 2005 by Murray Capital Management, Inc. The Court granted our Motion to Dismiss without prejudice, and permitted the plaintiff 45 days to file an amended complaint. On or about October 6, 2006, the Plaintiff filed an amended complaint. Defendants intend to move to dismiss the amended complaint.
     On August 18, 2006 a shareholder derivative complaint was filed in the District Court for the District of New Jersey by Marilyn Richardson against certain current and former officers and directors. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between November, 2004 and July, 2005 which plaintiffs claim were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company. The suit seeks an unspecified amount of damages from the named parties and modifications to the Company’s corporate governance policies. The allegations in the complaint are similar to the previously filed and disclosed consolidated Aviva Partners and Jarman shareholder class action suits described above. The individual defendants intend to vigorously defend the suit.
     In November 2006, the Company received a letter addressed to its directors from a law firm representing investment funds or accounts managed by Stanfield Capital Partners LLC (“Stanfield”). According to the letter, Stanfield holds major positions in the Company’s convertible notes and also holds positions in the Company’s senior notes and its Credit Agreement debt. Such letter states, among other things, that Stanfield believes the Company is in default under the Credit Agreement and the note indentures because the $27.5 million fine described above under “Historical Federal Plea Agreement” constitutes a judgment in excess of the judgment amounts permitted under such indentures. The letter also says that Stanfield believes there were breaches of the Company’s disclosure obligations in connection with the March 2005 note issuances relating to the 2001 criminal fine, the status and value of certain product inventories and statements as to likely fiscal 2005 results. The Company believes that all such assertions are without merit. Such letter does not request any specific action by the Company, but rather states that the letter is intended to promote a “meaningful dialogue” between Stanfield and the Company and that if Stanfield does not receive an “adequate response” from the Company by November 8, 2006, it will “proceed accordingly.” Counsel for the Company has contacted such law firm and is attempting to determine what response Stanfield is seeking.

     On July 1, 2005, the Company was informed by the Enforcement Division of the Securities and Exchange Commission (the “SEC”) that it commenced a preliminary inquiry into statements the Company made in fiscal 2005 regarding its ability to comply with fiscal 2005 loan covenants and the going concern modification in the audit report in the Company’s Annual Report on Form 10-K for fiscal 2005. The SEC noted that the inquiry should not be construed as an indication by the SEC or its staff that any violations of law have occurred. The Company intends to fully cooperate with the inquiry and continues to do so.
     The Company’s Norwegian subsidiary, Exide Sonnak AS, has received notice of claims for property damage in the approximate amount of $5.6 million allegedly as the result of a warehouse fire occurring on or about July 8, 2005 in Trondheim, Norway due to an alleged malfunctioning battery charger allegedly manufactured by the Company. The Company and its counsel are evaluating those claims. The Company currently believes that any potential liability would be covered by applicable insurance, subject to any deductible.
   Environmental Matters
     As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational safety and health laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).
     The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 97 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35.0 million, as described in more detail below. To date the EPA has not made a formal claim for this amount or provided any cost data in support of this estimate. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.
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
     On September 6, 2005, the U.S. Court of Appeals for the Third Circuit issued an opinion in U.S. v. General Battery/Exide (No. 03-3515) affirming the district court’s holding that the Company is liable, as a matter of federal common law of successor liability, for lead contamination at certain sites in the vicinity of Hamburg, Pennsylvania. This case involves several of the pre-petition environmental claims of the federal government for which the Company, as part of its Chapter 11 proceeding, had established a reserve of common stock and warrants. The current amount of the government claims for these sites is approximately $14.0 million. On October 2, 2006, the United States Supreme Court denied review of the appellate decision, leaving Exide subject to a stipulated judgment for approximately $6.5 million, based on the ruling that Exide has successor liability for these EPA cost recovery claims. The judgment will be a general unsecured claim payable in common stock and warrants. Additionally, the EPA has asserted a general unsecured claim for costs related to other Hamburg, Pennsylvania sites. The current amount of the government’s claims for the aforementioned sites (including the stipulated judgment discussed above) is approximately $14.0 million. A reserve of common stock and warrants for the estimated value of all claims, including the aforementioned claims, was established as part of the Plan.
     In October 2004, the EPA, in the course of negotiating a comprehensive settlement of all its environmental claims against the Company, had notified the Company of the possibility of additional clean-up costs associated with other Hamburg, Pennsylvania properties of approximately $35.0 million. To date the EPA has not made a formal claim for this amount or provided any cost data in support of this estimate.
     As unsecured claims are allowed in the Bankruptcy Court, the Company is required to distribute common stock and warrants to the holders of such claims. To the extent the government is able to prove the Company is responsible for the alleged contamination at the other Hamburg, Pennsylvania properties and substantiate its estimated $35.0 million of additional clean-up costs, these claims would ultimately result in an inadequate reserve of common stock and warrants to the extent not offset by the reconciliation of all other claims for lower amounts than the aggregate reserve. The Company would still retain the right to perform and pay for such cleanup activities, which would preserve the existing reserved common stock and warrants discussed in this Note 13. Except for the government’s cost recovery claim resolved by the U.S. v. General Battery/Exide case discussed above, it remains the Company’s position that it is not liable for the contamination of this area, and that any liability it may have derives from pre-petition events which would be administered as a general, unsecured claim, and consequently no provisions have been recorded in connection therewith.
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of September 30, 2006 and March 31, 2006, the amount of such reserves on the Company’s Condensed Consolidated Balance Sheets were approximately $35.0 million and $36.7 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
  Columbus, Georgia
     The Columbus site is a former secondary lead recycling plant that was mothballed in 1999, which is part of a larger facility that includes an operating lead-acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated from $6.0 million to $9.0 million.
  Azambuja (SONALUR) Portugal
     The Azambuja (SONALUR) facility is an active secondary lead recycling plant. Materials from past operations present at the site are stored in above-ground concrete containment vessels and in underground storage deposits. The Company finalized the process of obtaining site characterization data to evaluate remediation alternatives agreeable to local authorities. Costs for remediation are currently estimated at $3.5 million to $7.0 million.
  Purchase Commitment
     In October 2006, the Company entered into various natural gas supply agreements totaling $9.0 million to purchase natural gas for certain of its North American facilities. The agreements are effective through March 2007. The agreements require the Company to purchase a committed amount of natural gas at a monthly fixed price, which the Company believes it will consume in its normal course of operations during the period November 2006 to March 2007.
  Guarantees
     At September 30, 2006, the Company had outstanding letters of credit with a face value of $44.3 million and surety bonds with a face value of $30.1 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at September 30, 2006, pursuant to the terms of the agreement, was $30.1 million.
     Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2006, bank guarantees with a face value of $15.7 million were outstanding.
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
     A reconciliation of changes in the Company’s consolidated sales returns and allowances liability follows (in thousands):

Balance at March 31, 2006	$45,618
Accrual for sales returns and allowances provided during the period	24,205
Settlements made (in cash or credit) during the period	(23,881)
Foreign currency translation	812

Balance at September 30, 2006	$46,754

(14) RESTRUCTURING
     During the first six months of fiscal 2007, the Company has continued to implement organizational and operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the six months ended September 30, 2006, the Company recognized restructuring charges of $15.9 million, representing approximately $9.6 million for severance and $6.3 million for related closure costs. These charges resulted from closure of the Shreveport, Louisiana manufacturing plant in the Transportation North America segment, consolidation efforts in the Industrial Energy Europe and Rest of World (“ROW”) segment, headcount reductions in the Transportation Europe and ROW segment, headcount reductions in Industrial Energy North America segment and corporate severance. Approximately 325 positions have been eliminated in connection with fiscal 2007 restructuring activities.
     Summarized restructuring reserve activity follows (in thousands):

	Severance Costs	Closure Costs	Total
Balance at March 31, 2006	$6,773	$3,025	$9,798

Charges, Six Months Ended September 30, 2006	9,584	6,339	15,923
Payments and Currency Translation	(13,773)	(6,192)	(19,965)

Balance at September 30, 2006	$2,584	$3,172	$5,756

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
(15) NET LOSS PER SHARE
     Basic net loss per share is computed using the weighted average number of common shares outstanding for the period, while diluted net loss per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net loss per share for the three months and six months ended September 30, 2006 and 2005.
     For the three and six months ended September 30, 2006 and 2005, the Company incurred net losses. Therefore, potential dilutive common shares were not used in the calculation of diluted net loss per share as they would have an anti-dilutive effect.
     As a result of the consummation of the $75.0 million rights offering and the private sale of $50.0 million of common stock (see Note 16), the Company issued a total of 35,712,570 shares of its common stock. Upon consummation of the rights offering, the fair value of the Company’s common stock was more than the rights offering’s $3.50 per share subscription price. Accordingly, basic and diluted loss per common share have been restated for the three- and six-month periods ended September 30, 2005, to reflect a stock dividend of 576,122 shares of the Company’s common stock.
     For each period presented, the amount of loss used in the calculation of diluted loss per share was the same as the amount of loss used in the calculation of basic loss per share.
(16) RIGHTS OFFERING AND PRIVATE SALE OF COMMON STOCK
     On September 18, 2006, the Company completed the $75.0 million rights offering that it launched in August 2006 which allowed stockholders to purchase additional shares of common stock. The Company distributed at no charge to its holders of common stock non-transferable subscription rights to purchase shares of the Company’s common stock. Each holder received 0.85753 of a subscription right for each share of common stock owned at the close of business on August 23, 2006, subject to adjustments to eliminate fractional rights. On September 18, 2006, the Company also completed a private sale of $50.0 million of common stock. The subscription price for each share of common stock purchased in the rights offering, including shares purchased in the private placement by certain investors, was $3.50 per share. The per share price was equal to a 20% discount to the average closing price of the Company’s common stock for the 30 trading day period ended July 6, 2006.
     In completing the rights offering and private sale of common stock, the Company issued an additional 35,712,570 shares of its common stock, including 10,927,015 shares subscribed for by public shareholders (not including certain investors) and 24,785,555 shares issued to certain investors in a private placement directly from the Company. The shares issued to certain investors that were existing shareholders prior to the rights offering represented the number of shares of the Company’s common stock that such investors would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the rights offering. The Company has incurred approximately $7.1 million of expenses in connection with the rights offering and private sale of common stock.
     The Company has determined that another Internal Revenue Code Section 382 (“Sec. 382”) ownership change occurred during the quarter ending September 30, 2006 as a result of the Company’s rights offering and private sale of common stock. Sec. 382 places annual limits on the amount of the Company’s U.S. net operating loss carry forwards (“NOLs”) that may be used to offset taxable income. While the Company has not yet finalized its calculation of the annual NOL limitation, the Company estimates the annual limitation to be approximately $4.0 million to $5.0 million. A full valuation allowance continues to be provided on the U.S. NOLs.
(17) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments. The FASB required the provisions of SFAS 123R be adopted for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R for public companies. In accordance with this rule, we adopted SFAS 123R effective April 1, 2006 using the modified prospective transition method. This method requires the Company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified at the effective date, but does not require restatement of prior periods. Prior to the adoption of

SFAS 123R, as permitted by SFAS No. 123, the Company applied intrinsic value accounting for its stock option plan under APB 25 (See Note 18). Compensation cost for stock options, if any, was measured as the excess of the market price of the company’s common stock at the date of grant over the exercise price to be paid by the grantee to acquire the stock. The Company applied the disclosure-only provisions of SFAS 123. We did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123R. The adoption of SFAS 123R did not have a material impact on the Company’s financial position or results of operations.
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
     In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect of SFAS 158 on its financial statements.
     Also in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company’s fiscal year ending March 31, 2007. The Company is currently evaluating the impact of SAB 108 on the Company’s consolidated financial statements.
(18) STOCK-BASED COMPENSATION PLANS
     Prior to April 1, 2006, the Company accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which only required the Company to disclose the pro forma effects of the plans on a net income (loss) and earnings (loss) per share basis as provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company did not recognize compensation expense in fiscal periods ended prior to April 1, 2006 with respect to options that had an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Had compensation expense for these options been recognized in the Condensed Consolidated Financial Statements based on the fair value at the grant dates under the related provisions of SFAS No. 123, the pro forma net income (loss) and earnings (loss) per share would have been as follows:

	Three Months	Six Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(33,023)	$(68,732)
Less: stock based compensation expense determined under the fair value based method	(473)	(473)

Pro forma net loss	$(33,496)	$(69,205)

Weighted average shares outstanding	25,576	25,576
Basic and diluted loss per share:
As reported	$(1.29)	$(2.69)

Pro forma	$(1.31)	$(2.71)

(19) SEGMENT INFORMATION
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
     Commencing with the first quarter of fiscal 2007, the Company’s chief decision-maker determined it to be more appropriate to allocate certain costs to its segments, which were previously reflected in “Other” as unallocated corporate costs. These costs include the Company’s global Information Technology organization, its Shared Services expenses including country related finance organizations in Europe and ROW, its country Human Resource organizations, and certain of its legal costs which can be directly attributed to a business segment. This change in reporting was made to better align the Company’s cost structure with the business segment responsible for driving the cost. This change resulted in an allocation of corporate costs to the reportable segment in the quarter ended September 30, 2006 and the six months ended September 30, 2006 for a total of $15.0 million and $30.7 million allocated among the business segments, including costs of $3.7 million and $7.4 million to Transportation North America, $5.3 million and $10.9 million to Transportation Europe and ROW, $1.2 million and $2.3 million to Industrial Energy North America, and $4.8 million and $10.1 million to Industrial Energy Europe and ROW, respectively, as compared to prior periods. Prior period costs were not reclassified to conform to this change. Therefore, the results between the periods may not be comparable. Certain other corporate costs, including interest expense, are not allocated or charged to the business segments.
     Certain asset information otherwise required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company’s operations.
     Selected financial information concerning the Company’s reportable segments is as follows (in thousands):

	For the Three Months Ended September 30, 2006
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
	(in thousands)
Net sales	$227,711	$186,937	$64,972	$200,679		$680,299
Gross profit	36,683	21,395	14,045	33,279		105,402
Income (loss) before reorganization items, income taxes, and minority interest	5,824	(7,192)	5,313	(1,118)	(35,646)	(32,819)

	For the Three Months Ended September 30, 2005
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
	(in thousands)
Net sales	$225,981	$187,906	$73,045	$199,553	—	$686,485
Gross profit	28,923	23,895	14,051	37,029	—	103,898
Income (loss) before reorganization items, income taxes, and minority interest	3,518	4,582	4,917	7,559	(52,141)	(31,565)

	For the Six Months Ended September 30, 2006
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
	(in thousands)
Net sales	$442,221	$369,688	$137,921	$413,659		$1,363,489
Gross profit	69,617	41,002	31,656	72,805		215,080
Income (loss) before reorganization items, income taxes, and minority interest	1,012	(13,335)	12,804	2,516	(68,317)	(65,320)

	For the Six Months Ended September 30, 2005
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
	(in thousands)
Net sales	$444,149	$367,345	$140,478	$403,845	—	$1,355,817
Gross profit	59,396	42,661	27,051	77,004	—	206,112
Income (loss) before reorganization items, income taxes, and minority interest	7,600	2,935	9,286	17,122	(103,504)	(66,561)

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement losses (gains), and losses (gains) on revaluation of warrants.

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
Executive Overview
     The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments, Transportation North America, Transportation Europe and Rest of World (“ROW”), Industrial Energy North America and Industrial Energy Europe and ROW, provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
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
     Commencing with the first quarter of fiscal 2007, the Company’s chief decision-maker determined it to be more appropriate to allocate certain costs to its segments, which were previously reflected in “Other” as unallocated corporate costs. These costs include the Company’s global Information Technology organization, its Shared Services expenses including country related finance organizations in Europe and ROW, its country Human Resource organizations, and certain of its legal costs which can be directly attributed to a business segment. This change in reporting was made to better align the Company’s cost structure with the business segment responsible for driving the cost. This change resulted in an allocation of corporate costs to the reportable segment in the quarter ended September 30, 2006 and the six months ended September 30, 2006 for a total of $15.0 million and $30.7 million allocated among the business segments, including costs of $3.7 million and $7.4 million to Transportation North America, $5.3 million and $10.9 million to Transportation Europe and ROW, $1.2 million and $2.3 million to Industrial Energy North America, and $4.8 million and $10.1 million to Industrial Energy Europe and ROW, respectively, as compared to prior periods. Prior period costs were not reclassified to conform to this change. Therefore, the results between the periods may not be comparable. Certain other corporate costs, including interest expense, are not allocated or charged to the business segments.
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately one-third of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average of the lead prices quoted on the London Metal Exchange (“LME”) have increased from $939.00 per metric tonne for the six months ended September 30, 2005 to $1,145.00 for the six months September 30, 2006. At November 3, 2006, the quoted price on the LME was $1,710.00 per metric tonne. The Company is also experiencing higher costs for other raw materials, including polypropylene. To the extent that lead prices continue to be volatile, going up or down, and the Company is unable to pass on these or other higher material costs to its customers, its financial performance is adversely impacted. Inversely, as lead prices decrease the Company may not be able to retain the current pricing as customers seek disproportionate price reductions.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales, expenses, assets and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the six months months ended September 30, 2006, approximately 57.5% of the Company’s net sales were generated in Europe and ROW. Further, approximately 61.3% of the Company’s aggregate accounts receivable and inventory as of September 30, 2006 were held by its European subsidiaries.
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
Second Quarter of Fiscal 2007 Highlights and Outlook
     The Company’s reported results continued to be impacted in fiscal 2007 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries and energy costs used in the manufacturing and distribution of the Company’s products.
     In the North American market, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. This helps the Company in North America control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For the second quarter of fiscal 2007, the average cost of spent batteries has increased approximately 16.3% versus the second quarter of fiscal 2006. Therefore, the higher market price of lead with respect to North American manufacturing continues to impact results. The Company continues to take selective pricing actions and attempts to secure higher captive spent battery return rates to help mitigate these risks.
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
     In addition to managing the impact of higher lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:

     (i) Successful execution and completion of the Company’s ongoing restructuring plans, and organizational realignment of divisional and corporate functions resulting in further headcount reductions, principally in selling, general and administrative functions globally;
     (ii) Actions to improve the Company’s liquidity and operating cash flow through aggressive working capital reduction plans, the sales of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives and closely managing capital expenditures; and
     (iii) Continuing to reduce costs, improve customer service and satisfaction through enhanced quality and reduced lead times. The Company is continuing to drive these strategies through its Take Charge initiative, including a limited engagement with the principal consultant to assume maximum transferability of skills and knowledge from the consultant to the Company to ensure sustainability, as well as its EXCELL lean supply chain initiative, improved and focused supplier procurement initiatives across the Company and reductions in salaried headcount and discretionary spending.
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
Results of Operations
Three months ended September 30, 2006 compared with three months ended September 30, 2005
Overview
     Net loss for the second quarter of fiscal 2007 was $35.1 million versus the second quarter of fiscal 2006 net loss of $33.0 million. Second quarter fiscal 2007 results include a $6.7 million decrease in general and administrative expenses, a $6.0 million increase in interest expense, restructuring costs of $7.0 million, and continuing reorganization items in connection with the bankruptcy of $1.0 million. Second quarter fiscal 2006 results include restructuring costs of $6.6 million, and reorganization items in connection with the bankruptcy of $1.7 million. In addition, net loss on asset sales/disposals of $4.2 million and $1.0 million have been recognized in Other (income) expense, net in the second quarter of fiscal 2007 and 2006, respectively.
Net Sales
     Net sales were $680.3 million in the second quarter of fiscal 2007 versus $686.5 million in the second quarter of fiscal 2006. Foreign currency translation positively impacted net sales in the second quarter of fiscal 2006 by approximately $14.5 million. Net sales, excluding foreign currency translation impact, were $20.7 million lower as a result of weaker Transportation demand in Europe and ROW in aftermarket sales, weaker Industrial Energy demand in Europe and ROW in the motive power market, and weaker Industrial Energy demand in North America in the network power market. Lower demand was partially offset by the impact of favorable pricing actions in both Transportation and Industrial Energy. Much of the lower unit volumes in both of our Transportation segments can be directly attributed to our pricing strategy to drive customer profitability to more appropriate levels or severe relationships where reasonable profitability could not be achieved.

			FAVORABLE (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	September 30, 2006	September 30, 2005	TOTAL	Related	Related
		(in thousands)
Transportation
North America	$227,711	$225,981	$1,730	—	$1,730
Europe & ROW	186,937	187,906	(969)	7,021	(7,990)

	414,648	413,887	761	7,021	(6,260)

Industrial Energy
North America	64,972	73,045	(8,073)	—	(8,073)
Europe & ROW	200,679	199,553	1,126	7,520	(6,394)

	265,651	272,598	(6,947)	7,520	(14,467)

TOTAL	$680,299	$686,485	$(6,186)	$14,541	$(20,727)

Transportation North America net sales were $227.7 million in the second quarter of fiscal 2007 versus $226.0 million in the second quarter of fiscal 2006. Net sales increased $1.7 million or 0.8% due to higher average selling prices from lead and other related pricing actions offsetting lower aftermarket volume. Transportation North America has experienced lower volumes in original equipment and aftermarket sales, in part, as a result of the Company’s efforts to rationalize customer profitability. Although the Company has been focused on cost cutting efforts, it has also been increasing its efforts to pass on commodity cost increases to its customers. In many cases the Company has been successful in passing on these costs, although on a lag basis. In cases where the Company has not been successful, it has determined rather than to continue to absorb customer losses it would not accept further business from certain of these customers. During the three months ended September 30, 2006, the Company experienced lower volumes of approximately $23.0 million resulting from this effort. In the future as a result of the Company’s customer profitability rationalization efforts, the Company can not be certain that it will not continue to experience lower volumes.
     Transportation Europe and ROW net sales were $186.9 million in the second quarter of fiscal 2007 versus $187.9 million in the second quarter of fiscal 2006. Foreign currency translation positively impacted net sales in the second quarter of fiscal 2006 by approximately $7.0 million. Excluding the impact of foreign currency translation, net sales decreased $8.0 million or 4.3% due to reduced unit sales in its aftermarket channels, partially offset by higher OE volumes and the overall impact of favorable pricing actions.
     Industrial Energy North America net sales in the second quarter of fiscal 2007 were $65.0 million versus $73.0 million in the second quarter of fiscal 2006. Net sales decreased $8.1 million or 11.1% due to weaker network power demand including lower sales to the U.S. Navy as they transition to our Valve Regulated Lead Acid (“VRLA”) technology, partially offset by volume growth in motive power and the favorable impact of lead related and other pricing actions.
     Industrial Energy Europe and ROW net sales in the second quarter of fiscal 2007 were $200.7 million versus $199.6 million in the second quarter of fiscal 2006. Foreign currency translation positively impacted net sales in the second quarter of fiscal 2007 by approximately $7.5 million. Excluding the impact of foreign currency translation, net sales decreased $6.4 million, or 3.2% due to weaker demand in the motive power market, partially offset by higher average selling prices due to lead and other related pricing actions.
Gross Profit
     Gross profit was $105.4 million, or 15.5% of net sales in the second quarter of fiscal 2007 versus $103.9 million, or 15.1% of net sales in the second quarter of fiscal 2006. Foreign currency translation positively impacted gross profit in the second quarter of fiscal 2007 by approximately $2.0 million. Gross profit was essentially flat as a result of higher average selling prices due to lead and other related pricing actions and by improved efficiencies, offset by higher lead costs (average LME prices were $1,189.00 dollars per metric tonne in the second quarter of fiscal 2007 versus $891.00 dollars per metric tonne in the second quarter of fiscal 2006).

	For the Three Months Ended		For the Three Months Ended
	September 30, 2006		September 30, 2005		FAVORABLE (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
			(in thousands)
Transportation
North America	$36,683	16.1%	$28,923	12.8%	$7,760	—	$7,760
Europe & ROW	21,395	11.4%	23,895	12.7%	(2,500)	796	(3,296)

	58,078	14.0%	52,818	12.8%	5,260	796	4,464

Industrial Energy
North America	14,045	21.6%	14,051	19.2%	(6)	—	(6)
Europe & ROW	33,279	16.6%	37,029	18.6%	(3,750)	1,246	(4,996)

	47,324	17.8%	51,080	18.7%	(3,756)	1,246	(5,002)

TOTAL	$105,402	15.5%	$103,898	15.1%	$1,504	$2,042	$(538)

     Transportation North America gross profit was $36.7 million, or 16.1% of net sales in the second quarter of fiscal 2007 versus $28.9 million, or 12.8% of net sales in the second quarter of fiscal 2006. The effect of higher average selling prices was partially offset by higher lead and other commodity costs.
     Transportation Europe and ROW gross profit was $21.4 million, or 11.4% of net sales in the second quarter of fiscal 2007 versus $23.9 million, or 12.7% of net sales in the second quarter of fiscal 2006. Foreign currency translation positively impacted gross profit in the second quarter of fiscal 2007 by approximately $0.8 million. Excluding foreign currency translation, the decrease was primarily due to lower aftermarket sales volumes, a shift in customer demand from branded to lower-priced, non branded products, and higher lead and other commodity costs only partially recovered through higher selling prices.
     Industrial Energy North America gross profit was $14.0 million, or 21.6% of net sales in the second quarter of fiscal 2007 versus $14.1 million, or 19.2% of net sales in the second quarter of fiscal 2006. Gross profit was roughly flat versus fiscal 2006 due to higher pricing offsetting lower network power sales volume.
     Industrial Energy Europe and ROW gross profit was $33.3 million, or 16.6% of net sales in the second quarter of fiscal 2007 versus $37.0 million, or 18.6% of net sales in the second quarter of fiscal 2006. Foreign currency translation positively impacted Industrial Energy Europe and ROW gross profit in the second quarter of fiscal 2007 by approximately $1.2 million. Gross profit was negatively impacted by lower motive power volume and higher lead and other commodity costs, partially offset by higher pricing.
Expenses
     Expenses were $138.2 million in the second quarter of fiscal 2007 versus $135.5 million in the second quarter of fiscal 2006. Expenses included restructuring charges of $7.0 million in the second quarter of fiscal 2007 and $6.6 million in the second quarter of fiscal 2006. Stronger foreign currency translation unfavorably impacted expenses by approximately $2.8 million in the second quarter of fiscal 2007. Excluding foreign currency translation, expenses were essentially flat and included the following matters: (i) interest, net increased $6.0 million principally due to higher interest rates and higher debt levels; (ii) general and administrative expense decreased by $6.7 million due to the favorable impact of the Company’s cost reduction programs; and (iii) fiscal 2007 and fiscal 2006 second quarter expenses included net loss on asset sales/disposals of $4.2 million and $1.0 million, respectively, included in Other (income) expense, net.

			FAVORABLE (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	September 30, 2006	September 30, 2005	TOTAL	Related	Related
		(in thousands)
Transportation
North America	$30,859	$25,405	$(5,454)	—	$(5,454)
Europe & ROW	28,587	19,313	(9,274)	(1,017)	(8,257)

	59,446	44,718	(14,728)	(1,017)	(13,711)

Industrial Energy
North America	8,732	9,134	402	—	402
Europe & ROW	34,397	29,470	(4,927)	(1,373)	(3,554)

	43,129	38,604	(4,525)	(1,373)	(3,152)

Unallocated corporate expenses	35,646	52,141	16,495	(428)	16,923

TOTAL	$138,221	$135,463	$(2,758)	$(2,818)	$60

     Transportation North America expenses were $30.9 million in the second quarter of fiscal 2007 versus $25.4 million in the second quarter of fiscal 2006. The increase in expenses was primarily due to $3.7 million of corporate costs that were allocated in the second quarter of fiscal 2007 that were not allocated in the comparable fiscal 2006 and $4.2 million of additional write off/disposal of fixed assets associated with the closure of the Shreveport, LA. Battery plant.
     Transportation Europe and ROW expenses were $28.6 million in the second quarter of fiscal 2007 versus $19.3 million in the second quarter of fiscal 2006. Foreign currency translation favorably impacted Transportation Europe and ROW expenses in the second quarter of fiscal 2007 by approximately $1.0 million. Excluding foreign currency translation impact, expenses increased primarily due to $5.3 million of corporate costs that were allocated in the second quarter of fiscal 2007 that were not allocated in fiscal 2006, and $3.4 higher restructuring costs, partially offset by savings associated with headcount reductions, and other savings driven by an ongoing program to streamline administrative functions.
     Industrial Energy North America expenses were $8.7 million in the second quarter of fiscal 2007 versus $9.1 million in the second quarter of fiscal 2006. The decrease in expenses primarily relates to lower general and administrative expense and lower selling and advertising expenses, partially offset by $1.2 million of corporate costs that were allocated in the second quarter of fiscal 2007 that were not allocated in fiscal 2006.
     Industrial Energy Europe and ROW expenses were $34.4 million in the second quarter of fiscal 2007 versus $29.5 million in the second quarter of fiscal 2006. Foreign currency translation favorably impacted Industrial Energy Europe and ROW expenses in the second quarter of fiscal 2007 by approximately $1.4 million. Excluding the impact of foreign currency translation, the increase in expenses primarily relates to $4.8 million of corporate costs that were allocated in the second quarter of fiscal 2007 that were not allocated in fiscal 2006.
     Unallocated expenses, net, which include corporate expenses, interest expense, currency remeasurement losses (gains), and losses (gains) on revaluation of warrants, were $35.6 million in the second quarter of fiscal 2007 versus $52.1 million in the second quarter of fiscal 2006. Corporate expenses were $11.5 million and $33.7 million in the second quarter of fiscal 2007 and fiscal 2006, respectively. This decrease was primarily due to the allocation of approximately $15.0 million of costs to the business segments in the second quarter of fiscal 2007 that were not allocated in the second quarter of fiscal 2006, combined with the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $22.6 million in the second quarter of fiscal 2007 versus $16.7 million in the second quarter of fiscal 2006, principally due to higher debt levels and higher interest rates.
Loss before reorganization items, income taxes, and minority interest
     The components affecting loss before reorganization items, income taxes, and minority interest are discussed above.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2006		September 30, 2005
		Percent of		Percent of	FAVORABLE/
	TOTAL	Net Sales	TOTAL	Net Sales	(UNFAVORABLE)
			(in thousands)
Transportation
North America	$5,824	2.6%	$3,518	1.6%	$2,306
Europe & ROW	(7,192)	(3.8%)	4,582	2.4%	(11,774)

	(1,368)	(0.3%)	8,100	2.0%	(9,468)

Industrial Energy
North America	5,313	8.2%	4,917	6.7%	396
Europe & ROW	(1,118)	(0.6%)	7,559	3.8%	(8,677)

	4,195	1.6%	12,476	4.6%	(8,281)

Other	(35,646)	n/a	(52,141)	n/a	16,495

TOTAL	$(32,819)	(4.8%)	$(31,565)	(4.6%)	$(1,254)

Reorganization items
     Reorganization items, net, represent amounts the Company incurred and continues to incur as a result of the Chapter 11 filing. See Note 4 to the Condensed Consolidated Financial Statements.
Income Taxes
     In the second quarter of fiscal 2007, the Company recorded an income tax provision of $1.3 million on pre-tax loss of ($33.8) million. In the second quarter of fiscal 2006, an income tax provision (benefit) of ($0.2) million was recorded on a pre-tax income (loss) of ($33.2) million. The effective tax rate was (3.8%) and 0.6% in the second quarter of fiscal 2007 and 2006, respectively. The effective tax rate for the second quarter of fiscal 2007 and 2006 was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., the United Kingdom, Italy, Spain, and France. The effective tax rate for the second quarter of fiscal 2007 was impacted by the recognition of $15.6 million of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy.
Six months ended September 30, 2006 compared with six months ended September 30, 2005
Overview
     Net loss for the first half of fiscal 2007 was $73.0 million versus the first half of fiscal 2006 net loss of $68.7 million            First half fiscal 2007 results include a $4.5 million decrease in general and administrative expenses, a $12.2 million increase in interest expense, restructuring costs of $15.9 million, continuing reorganization items in connection with the bankruptcy of $2.6 million, and a gain on revaluation of warrants of $0.7 million. First half fiscal 2006 results include restructuring costs of $9.5 million, reorganization items in connection with the bankruptcy of $3.1 million, and a gain on revaluation of warrants of $7.7 million. In addition, net currency remeasurement (gains) losses and revaluation of foreign currency contracts of ($4.2) million and $12.0 million, primarily on U.S. dollar denominated debt in Europe, have been recognized in Other (income) expense, net in the first half of fiscal 2007 and 2006, respectively.
Net Sales
     Net sales were $1,363.5 million in the first half of fiscal 2007 versus $1,355.8 million in the first half of fiscal 2006. Foreign currency translation positively impacted net sales in the first half of fiscal 2006 by approximately $14.0 million. Net sales excluding foreign currency translation impact were lower as a result of lower volumes in the Company’s Transportation businesses and Industrial Energy North America business, partially offset by higher volumes and pricing in the Company’s Industrial Energy Europe and ROW segment.

			FAVORABLE (UNFAVORABLE)
	For the Six Months Ended			Currency	Non-Currency
	September 30, 2006	September 30, 2005	TOTAL	Related	Related
		(in thousands)
Transportation
North America	$442,221	$444,149	$(1,928)	—	$(1,928)
Europe & ROW	369,688	367,345	2,343	6,677	(4,334)

	811,909	811,494	415	6,677	(6,262)

Industrial Energy
North America	137,921	140,478	(2,557)	—	(2,557)
Europe & ROW	413,659	403,845	9,814	7,364	2,450

	551,580	544,323	7,257	7,364	(107)

TOTAL	$1,363,489	$1,355,817	$7,672	$14,041	$(6,369)

     Transportation North America net sales were $442.2 million in the first half of fiscal 2007 versus $444.1 million in the first half of fiscal 2006. Net sales decreased $1.9 million or 0.4% due to lower volume in the aftermarket channel, partially offset by the favorable impact of price increases..
     Transportation Europe and ROW net sales were $369.7 million in the first half of fiscal 2007 versus $367.3 million in the first half of fiscal 2006. Foreign currency translation positively impacted net sales in the first half of fiscal 2007 by approximately $6.7 million. Excluding the impact of foreign currency translation, net sales decreased $4.3 million or 1.2% due to lower unit sales in the aftermarket channel, partially offset by higher original equipment volumes and the impact of pricing actions.
     Industrial Energy North America net sales in the first half of fiscal 2007 were $137.9 million versus $140.5 million in the first half of fiscal 2006. Net sales decreased $2.6 million or 1.8% due to lower volumes in the telecommunication market, partially offset by strong growth in the material handling channel and the favorable impact of pricing actions.
     Industrial Energy Europe and ROW net sales in the first half of fiscal 2007 were $413.7 million versus $403.8 million in the first half of fiscal 2006. Foreign currency translation positively impacted net sales in the first half of fiscal 2007 by approximately $7.4 million. Excluding the impact of foreign currency translation, net sales increased $2.5 million or 0.6% due to higher volumes in the telecommunications channel and higher average selling prices due to pricing actions, partially offset by competitive pricing pressures in the original equipment and aftermarket channels.
Gross Profit
     Gross profit was $215.1 million, or 15.8% of net sales in the first half of fiscal 2007 versus $206.1 million, or 15.2% of net sales in the first half of fiscal 2006. Foreign currency translation positively impacted gross profit in the first half of fiscal 2006 by approximately $2.0 million. Gross profit was positively impacted by higher average selling prices, partially offset by lead costs (average LME prices were $1,145.00 per metric tonne in the first half of fiscal 2007 versus $939.00 per metric tonne in the first half of fiscal 2006), and increases in other commodity costs.

	For the Six Months Ended		For the Six Months Ended
	September 30, 2006		September 30, 2005		FAVORABLE (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
			(in thousands)
Transportation
North America	$69,617	15.7%	$59,396	13.4%	$10,221	—	$10,221
Europe & ROW	41,002	11.1%	42,661	11.6%	(1,659)	767	(2,426)

	110,619	13.6%	102,057	12.6%	8,562	767	7,795

Industrial Energy
North America	31,656	23.0%	27,051	19.3%	4,605	—	4,605
Europe & ROW	72,805	17.6%	77,004	19.1%	(4,199)	1,190	(5,389)

	104,461	18.9%	104,055	19.1%	406	1,190	(784)

TOTAL	$215,080	15.8%	$206,112	15.2%	$8,968	$1,957	$7,011

     Transportation North America gross profit was $69.6 million, or 15.7% of net sales in the first half of fiscal 2007 versus $59.4 million, or 13.4% of net sales in the first half of fiscal 2006. The increase in gross profit is the result of higher average selling prices, partially offset by lower aftermarket volume.
     Transportation Europe and ROW gross profit was $41.0 million, or 11.1% of net sales in the first half of fiscal 2007 versus $42.7 million, or 11.6% of net sales in the first half of fiscal 2006. Foreign currency translation positively impacted gross profit in the first half of fiscal 2006 by approximately $0.8 million. The decrease was primarily due to lower aftermarket sales volumes and higher lead and other commodity costs only partially recovered through higher selling prices.
     Industrial Energy North America gross profit was $31.7 million, or 23.0% of net sales in the first half of fiscal 2007 versus $27.1 million, or 19.3% of net sales in the first half of fiscal 2006. Gross profit improved due to higher selling prices in both the telecommunications and material handling channels.
     Industrial Energy Europe and ROW gross profit was $72.8 million, or 17.6% of net sales in the first half of fiscal 2007 versus $77.0 million, or 19.1% of net sales in the first half of fiscal 2006. Foreign currency translation positively impacted Industrial Energy Europe and ROW gross profit in the first half of fiscal 2006 by approximately $1.2 million. The decrease in gross profit was due to higher lead and other commodity costs not fully recovered through price increases
Expenses
     Expenses were $280.4 million in the first half of fiscal 2007 versus $272.7 million in the first half of fiscal 2006. Expenses included restructuring charges of $15.9 million in the first half of fiscal 2007 and $9.5 million in the first half of fiscal 2006. Stronger foreign currency translation unfavorably impacted expenses by approximately $2.8 million in the first half of fiscal 2007. The increase in expenses was impacted by the following matters: (i) interest, net increased $12.2 million principally due to higher debt levels and higher variable rates; (ii) general and administrative expense decreased by $4.5 million due to the favorable impact of the Company’s cost reduction programs; (iii) fiscal 2007 and fiscal 2006 first half expenses included currency remeasurement (gains) losses of ($4.2) million and $12.0 million, respectively, included in Other (income) expense, net; (iv) first half fiscal 2007 and 2006 expenses include (gains) losses on revaluation of warrants of ($0.7) million and ($7.8) million, respectively, included in Other (income) expense, net, and (v) first half 2007 and 2006 expenses include net loss on asset sales/disposals of $7.0 million and $2.7 million, respectively.

			FAVORABLE (UNFAVORABLE)
	For the Six Months Ended			Currency	Non-Currency
	September 30, 2006	September 30, 2005	TOTAL	Related	Related
		(in thousands)
Transportation
North America	$68,605	$51,796	$(16,809)	—	$(16,809)
Europe & ROW	54,337	39,726	(14,611)	(932)	(13,679)

	122,942	91,522	(31,420)	(932)	(30,488)

Industrial Energy
North America	18,852	17,765	(1,087)	—	(1,087)
Europe & ROW	70,289	59,884	(10,405)	(1,297)	(9,108)

	89,141	77,649	(11,492)	(1,297)	(10,195)

Unallocated corporate expenses	68,317	103,504	35,187	(562)	35,749

TOTAL	$280,400	$272,675	$(7,725)	$(2,791)	$(4,934)

     Transportation North America expenses were $68.6 million in the first half of fiscal 2007 versus $51.8 million in the first half of fiscal 2006. The increase in expenses was primarily due to $7.4 million of corporate costs that were allocated in the first half of fiscal 2007 that were not allocated in fiscal 2006, $0.8 million higher restructuring costs and a $7.0 million write off / disposal of fixed assets associated with the closure of the Shreveport, LA. Facility.
     Transportation Europe and ROW expenses were $54.3 million in the first half of fiscal 2007 versus $39.7 million in the first half of fiscal 2006. Foreign currency translation unfavorably impacted Transportation Europe and ROW expenses in the first half of fiscal 2006 by approximately $0.9 million. Excluding foreign currency translation impact, the increase was due to $10.9 million of corporate costs that were allocated in the first half of fiscal 2007 that were not allocated in fiscal 2006, combined with $4.1 million higher restructuring costs.
     Industrial Energy North America expenses were $18.9 million in the first half of fiscal 2007 versus $17.8 million in the first half of fiscal 2006. Excluding $2.3 million of corporate costs that were allocated in the first half of fiscal 2007 that were not allocated in fiscal 2006, expenses decreased due to lower general and administrative costs and lower selling, marketing and advertising expense.

     Industrial Energy Europe and ROW expenses were $70.3 million in the first half of fiscal 2007 versus $59.9 million in the first half of fiscal 2006. Foreign currency translation unfavorably impacted Industrial Energy Europe and ROW expenses in the first half of fiscal 2006 by approximately $1.3 million. Excluding foreign currency translation impact, the increase in expenses was attributable to $10.1 million of corporate costs that were allocated in the first half of fiscal 2007 that were not allocated in fiscal 2006.
     Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), and losses (gains) on revaluation of warrants, were $68.3 million in the first half of fiscal 2007 versus $103.5 million in the first half of fiscal 2006. Fiscal 2007 and 2006 first half expenses included a gain on revaluation of warrants of $0.7 million and $7.7 million, respectively. Fiscal 2007 and 2006 first half expenses included currency remeasurement (gains) losses of ($4.2) million and $12.0 million, respectively. Corporate expenses were $28.4 million and $66.5 million in the first half of fiscal 2007 and fiscal 2006, respectively. This decrease was primarily due to the allocation of approximately $30.7 million of costs to the business segments for the first six months of fiscal 2007 that were not allocated for the first six months of fiscal 2006, combined with the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Interest expense, net was $44.9 million in the first half of fiscal 2007 versus $32.8 million in the first half of fiscal 2006. The increase is principally due to higher debt levels and higher interest rates.
Loss before reorganization items, income taxes, and minority interest
     The components affecting Loss before reorganization items, income taxes, and minority interest are discussed above.

	For the Six Months Ended		For the Six Months Ended
	September 30, 2006		September 30, 2005
		Percent of		Percent of	FAVORABLE/
	TOTAL	Net Sales	TOTAL	Net Sales	(UNFAVORABLE)
		(in thousands)
Transportation
North America	$1,012	0.2%	$7,600	1.7%	$(6,588)
Europe & ROW	(13,335)	(3.6%)	2,935	0.8%	(16,270)

	(12,323)	(1.5%)	10,535	1.3%	(22,858)

Industrial Energy
North America	12,804	9.3%	9,286	6.6%	3,518
Europe & ROW	2,516	0.6%	17,122	4.2%	(14,606)

	15,320	2.8%	26,408	4.9%	(11,088)

Other	(68,317)	n/a	(103,504)	n/a	35,187

TOTAL	$(65,320)	(4.8%)	$(66,561)	(4.9%)	$1,241

Reorganization items
     Reorganization items, net, represent amounts the Company incurred and continues to incur as a result of the Chapter 11 filing. See Note 4 to the Condensed Consolidated Financial Statements.
Income Taxes
     In the first half of fiscal 2007, the Company recorded an income tax provision (benefit) of $4.9 million on pre-tax income (loss) of ($68.1) million. In the first half of fiscal 2006, an income tax benefit of ($1.0) million was recorded on a pre-tax loss of ($69.7) million. The effective tax rate is (7.1%) and 1.4% in the first half of fiscal 2007 and 2006, respectively. The effective tax rate for the first half of fiscal 2007 and fiscal 2006 was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe, New Zealand and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., the United Kingdom, Italy, Spain, and France. The effective tax rate for the first half of fiscal 2007 was impacted by the recognition of $44.3 million of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy.
Liquidity and Capital Resources
     As of September 30, 2006, the Company had cash and cash equivalents of $93.9 million, availability under the Revolving Loan Facility of $55.7 million, and availability under other loan facilities of $4.5 million, as compared to cash and cash equivalents of $32.1 million, availability under the Revolving Loan Facility of $29.7 million, and availability under other loan facilities of $1.7 million at March 31, 2006. At November 3, 2006, total liquidity was approximately $120.3 million, consisting of availability under the revolving term loan facility and other loan facilities of $52.5 million and an estimated $67.8 million in cash and cash equivalents. It should be noted that cash and cash equivalents fluctuate substantially on a daily basis due in part to the timing of account receivable collections, and are subject to the monthly reconciliation process of the Company’s numerous global accounts.
     On September 18, 2006, the Company closed a $75.0 million rights offering and a $50.0 million private sale of additional equity shares to certain investors. The Company generated approximately $117.9 million from the rights offering and sale of additional equity shares after deducting estimated offering expenses.
     As of November 3, 2006, the Company believes, based upon its financial forecast and plans that it will comply with the Credit Agreement covenants for at least the period through September 30, 2007. The Company has suffered recurring losses and negative cash flows from operations. Additionally, given the Company’s past financial performance in comparison to its budgets and forecasts, there is no assurance the Company will be able to meet these budgets and forecasts and be in compliance with one or more of its debt covenants of its Credit Agreement. These uncertainties with respect to the Company’s past performance in comparison to its budgets and forecasts and its ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2006. Failure to comply with the Credit Agreement covenants, without waiver, would result in a default under the Credit Agreement. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
     Generally, the Company’s principal sources of liquidity are cash from operations, borrowings under the Credit Agreement, and proceeds from any asset sales which are not used to repay Credit Agreement debt. The Credit Agreement requires that the proceeds from asset sales be used for the pay down of Term Loans, except for specific exceptions which permit the Company to retain $30.0 million from specified non-core asset sales and 50% of the proceeds of the sale of other specified assets with an estimated value of $100.0 million.
     On May 5, 2004, the Company entered into a $600.0 million Credit Agreement which included a $500.0 million Multi-Currency Term Loan Facility and a $100.0 million Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40.0 million. The Credit Agreement is the Company’s most important source of liquidity outside of its cash flows from operations. The Revolving Loan Facility matures on May 5, 2009 and the Term Loan Facility matures on May 5, 2010. The Term Loan Facility and Revolving Loan Facility bear interest at LIBOR plus 6.25% per annum. The interest rate at September 30, 2006 was 11.07%. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are collateralized by substantially all of the assets of the Company and the subsidiary guarantors.
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
     In March 2005, the Company issued $290.0 million in aggregate principal amount of 10.5% Senior Secured Notes due 2013. Interest of $15.2 million is payable semi-annually on March 15 and September 15. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100.0% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35.0% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The Indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets. Under the Indenture, proceeds from asset sales (to the extent in excess of a $5.0 million threshold) must be applied to offer to repurchase notes to the extent such proceeds exceed $20.0 million in the aggregate and are not applied within 365 days to retire Credit Agreement borrowings or the Company’s pension contribution obligations that are secured by a first priority lien on the Company’s assets or to make investments or capital expenditures. Under a registration rights agreement, the Company was required to exchange the notes for newly registered notes within 285 days of the March 15, 2005 issuance of the notes. To date, the Company has not yet exchanged the notes for the newly registered notes and is subject to certain liquidated damages until such time as the exchange has occured. Until such time, the Company is required to pay interest on the principal amount of the outstanding notes at an additional rate of 0.25% per annum for each ninety day period thereafter, subject to a maximum of 1.0% per annum in the aggregate. The exchange offer is set to expire on November 27, 2006, after which no further liquidated damages would accrue.
     Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at September 30, 2006 was 3.9%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per $1,000 principal amount at maturity at an initial conversion price of $17.37, which was reduced, as a result of the $75.0 million rights offering, to a conversion price of $16.42 per share, subject to further adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third party tender offers. Under a change in control, holders of the Floating Rate Convertible Senior Subordinated Notes have the right to require the Company to purchase the notes for an amount equal to their principal amount plus accrued and unpaid interest. Alternatively, if the holders elect to convert their notes in connection with a change in control in cases where 10.0% or more of the fair market value of the consideration received for the shares or the Company’s common stock consists of cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per $1,000 principal amount of notes.
     At September 30, 2006, the Company had outstanding letters of credit with a face value of $44.3 million and surety bonds with a face value of $30.1 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at September 30, 2006, pursuant to the terms of the agreement, was $30.1 million.
     At September 30, 2006, the Company was in compliance with covenants contained in the Credit Agreement and Indenture agreements that cover the Senior Secured Notes and Floating Rate Convertible Senior Subordinated Notes.
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
     Sources Of Cash
     The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable. Additional cash has been generated in recent years from the sale of non-core businesses and assets.
     Cash flows used in operating activities were $13.5 million during the first six months of fiscal 2007 and $84.7 million during the first six months of fiscal 2006. Comparative cash flows were positively impacted by lower net cash used by operating activities before working capital changes and improved working capital management primarily from favorable customer receivable collections and lower inventory purchases for the first six months of fiscal 2007, partially offset by higher pension contributions to underfunded U.S. pension plans.
     The Company also generated $2.5 million and $11.3 million in cash from the sale of non-core assets in the first six months of fiscal 2007 and fiscal 2006, respectively. Other asset sales principally relate to the sale of surplus land and buildings.
     Cash flows provided by financing activities were $87.4 million and $52.6 million in the first six months of fiscal 2007 and fiscal 2006, respectively. Cash flows provided by financing activities in the first six months of fiscal 2007 relate primarily to the proceeds of the Company’s rights offering and additional equity sale (discussed in note 16), partially offset by payments to reduce Senior Credit Facility borrowings. For the first six months of fiscal 2006, cash flows provided by financing activities related primarily to an increase in other borrowings.
     Total debt at September 30, 2006 was $675.3 million, as compared to $701.0 million at March 31, 2006. See Note 8 to the Condensed Consolidated Financial Statements for the composition of such debt.
     Going forward, the Company’s principal sources of liquidity will be cash from operations, the Credit Agreement, and proceeds from any asset sales. The Credit Agreement requires that the proceeds from asset sales are mandatorily required to be applied to the pay down of Term Loans, except for specific exceptions contained in the Credit Agreement as amended, which permit the Company to retain $30.0 million of proceeds from the sale of specified non-core assets. The Credit Agreement includes identified assets with an estimated value of approximately $100.0 million, which if disposed, 50.0% of the net proceeds would be retained by the Company.

     Uses Of Cash
     The Company’s liquidity needs arise primarily from the funding of working capital needs, obligations on indebtedness, funding of pension plans, and capital expenditures. Because of the seasonality of the Company’s business, more cash has been typically generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of June through October.
     As a result of the rights offering, the Company intends to use the proceeds to provide additional liquidity for capital expenditures, restructuring costs, general corporate purposes and working capital. Such restructuring costs are principally severance and other expenses related to staff reductions in selling, marketing and general and administrative functions, primarily in Europe, and consolidation of the Company’s operations and the elimination of other redundancies in plants and equipment throughout its business.
     Restructuring costs of $20.0 million and $15.9 million were paid during the first six months of fiscal 2007 and 2006, respectively. The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2007, including payment of remaining accrued restructuring costs of approximately $5.8 million at September 30, 2006. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity. For further discussion see Note 14 to the Condensed Consolidated Financial Statements.
Capital expenditures were $15.6 million and $24.1 million during the first six months of fiscal 2007 and 2006, respectively.
     The estimated fiscal 2007 pension plan contributions are $62.8 million and other post-retirement contributions are $2.8 million. At September 30, 2006, the Company has paid $43.4 million of the $62.8 million required pension plan contributions. Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50.0 million, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). In accordance with the Credit Agreement and upon the agreement of the administrative agent, on June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010. At September 30, 2006 the Company owed approximately $31.9 million relating to these amounts previously waived.
     Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $115.0 million to $165.0 million from fiscal 2007 to fiscal 2011, including $46.7 million in fiscal 2007.
     The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $84.0 million from fiscal 2007 to fiscal 2011, including $16.1 million in fiscal 2007. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $13.0 million from fiscal 2007 to fiscal 2011, including $2.8 million in fiscal 2007.
     Prior to and during the Company’s Chapter 11 proceeding, the Company experienced a tightening of trade credit availability and terms. The Company has not obtained any significant improvement in trade credit terms since its emergence.
     As of September 30, 2006, the Company had five outstanding foreign currency forward contracts totaling $2.8 million with varying maturities of October 6, 2006, November 20, 2006, December 19, 2006, January 8, 2007 and January 29, 2007.
Purchase Commitment
     In October 2006, the Company entered into various natural gas supply agreements totaling $9.0 million to purchase natural gas for certain of its North American facilities. The agreements are effective through March 2007. The agreements require the Company to purchase a committed amount of natural gas at a monthly fixed price, which the Company believes it will consume in its normal course of operations during the period November 2006 to March 2007.

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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases, do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $40.9 million and $41.0 million of foreign currency trade accounts receivable as of September 30, 2006 and March 31, 2006, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Changes to the quantitative and qualitative market risks as of September 30, 2006 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for further information.
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
     In connection with its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, management of the Company identified material weaknesses with respect to:
•	A lack of sufficient resources in our accounting and finance organization;

•	Controls over the completeness, accuracy, and valuation of certain inventories;

•	Controls over accounting for investments in affiliates;

•	Controls over accounting for income taxes; and

•	Effective segregation of duties.
These material weaknesses are described in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
     With the exception of the remediation actions described below, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described in our Annual Report and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement a number of changes to our internal control over financial reporting including the following:
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
     Examples of forward-looking statements include, but are not limited to (a) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of foreign currency translations, capital structure and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance, (d) statements of assumptions, such as the prevailing weather conditions in the Company’s market areas, underlying other statements and statements about the Company or its business and (e) statements regarding the ability to obtain amendments under the Company’s debt agreements.
     Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the Company’s ability to comply with the covenants in its debt agreements or obtain waivers of noncompliance, (v) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (vi) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (vii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (viii) competitiveness of the battery markets in North America and Europe, (ix) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (x) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xi) the Company’s exposure to fluctuations in interest rates on its variable debt, (xii) the Company’s ability to maintain and generate liquidity to meet its operating needs, (xiii) general economic conditions, (xiv) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xv) the Company’s reliance on a single supplier for its polyethylene battery separators, (xvi) the Company’s ability to successfully pass along increased material costs to its customers, (xvii) the Company’s ability to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, (xviii) adverse reactions by creditors, vendors, customers, and others to the going-concern modification to the Company’s fiscal 2006 Consolidated Financial Statements included in the Report of Independent Registered Public Accounting Firm in the Company’s Form 10-K for fiscal 2006, (xix) the loss of one or more of the Company’s major customers for its industrial or transportation products, and (xx) the Company’s significant pension obligations over the next several years.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements in this document.
Item 1A. Risk Factors
     The risk factors immediately following, which were disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, have been modified to provide additional disclosure related to changes since the Company filed its Annual Report on Form 10-K for the year ended March 31, 2006. See Item 1A to Part I the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 for an expanded description of other risks facing the Corporation listed below under “Other Risk Factors.”
The Company has experienced significant increases in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse impact on the Company.
     Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of the Company’s cost of goods sold. Average lead prices quoted on the London Metal Exchange (“LME”) have risen dramatically, increasing from $939.00 per metric tonne for the first half of fiscal 2006 to $1,145.00 per metric tonne for the first half of fiscal 2007. As of November 3, 2006, lead prices quoted on the LME were $1,710.00 per metric tonne. If the Company is unable to increase the prices of its products proportionate to the increase in raw material costs, the Company’s gross margins will decline. The Company cannot provide assurance that it will be able to hedge its lead requirements at reasonable costs or that the Company will be able to pass on these costs to its customers. Increases in the Company’s prices could also cause customer demand for the Company’s products to be reduced and net sales to decline. The rising cost of lead requires the Company to make significant investments in inventory and accounts receivable, which reduces amounts of cash available for other purposes, including making payments on its notes and other indebtedness. The Company also consumes significant amounts of steel and other materials in its manufacturing process and incurs energy costs in connection with manufacturing and shipping of its products. The market prices of these materials are also subject to fluctuation, which could further reduce the Company’s available cash.
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
     The Company agreed pursuant to its 2004 plan of reorganization to issue 25.0 million shares of common stock and warrants initially exercisable for 6.25 million shares of common stock, distributed as follows:
• holders of pre-petition secured claims were allocated collectively 22.5 million shares of common stock; and
• holders of general unsecured claims were allocated collectively 2.5 million shares of common stock and warrants to purchase 6.25 million shares of common stock at $32.11 per share, adjusted to 6.6 million shares with an exercise price of $30.31 based on the closing of the recent $75.0 million rights offering and $50.0 million private sale of common stock, and approximately 13.4% of such new common stock and warrants were initially reserved for distribution for disputed general unsecured claims under the Company’s 2004 plan of reorganization’s claims reconciliation and allowance procedures.
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
     As general unsecured claims have been allowed in the bankruptcy court, the Company has distributed common stock at a rate of approximately one share per $383.00 in allowed claim amount and approximately one warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the stock and warrants allocated to non-noteholder general unsecured claims on the effective date of the Company’s 2004 plan of reorganization, including the reserve established for disputed general unsecured claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Company’s 2004 plan of reorganization without the need for any redistribution or supplemental issuance of securities. If the amount of non-noteholder general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock and warrants will be issued for the excess claim amounts at the same rates as used for the other non-noteholder general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims. Based on information currently available, as of October 20, 2006, approximately 7.4% of new stock and warrants reserved for distribution for disputed general unsecured claims has been distributed. The Company also continues to resolve certain non-objected claims.
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
In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois (the “U.S. Attorney”) resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27.5 million over five-years to five years probation and to cooperate with the U.S. Attorney in its prosecution of the former officers. The Company filed for bankruptcy in April 2002 and did not pay any installments of the criminal fine before or during its bankruptcy proceedings, nor did it pay any installments of the criminal fine after the Company emerged from bankruptcy in May 2004. In 2002, the U.S. Attorney filed a claim against the Company as a general unsecured creditor and on May 31, 2006, the District Court approved a Joint Agreement and Proposed Joint Resolution of Issues Raised in the Government’s Motion Filed on November 18, 2005 Regarding the Payment of Criminal Fine and modified our schedule to pay the $27.5 million fine through quarterly payments over the next five years, ending in 2011. Under the order, the Company must provide security in a form acceptable to the court and to the government by February 26, 2007 for its guarantee of any remaining unpaid portion of the fine, but may petition the court if it believes its financial viability would be jeopardized by providing such security. If the Company is not able to provide security in a form acceptable to the court and to the government by February 26, 2007 and the district court is unwilling to modify the plea agreement, then the resulting obligation to provide such security could result in the inability to maintain compliance with the senior credit facility and senior secured notes, which could have a material adverse effect on the Company’s business and financial condition. The Company plans to initiate discussions with lenders under the Credit Agreement, holders of the senior secured notes and the Pension Benefit Guaranty Corporation regarding amendments to such debt agreements, which would allow the Company to supply the government with security for the remaining balance of the fine. The Company is uncertain as to the likelihood of obtaining such amendments or the costs associated therewith.
Other Risk Factors
     The following risk factors, which were disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, have not materially changed since the Company filed its Annual Report on Form 10-K for the year ended March 31, 2006 or Form 10-Q for the fiscal quarter ended September 30, 2006. See Item 1A to Part I of the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and this Form 10-Q for a complete discussion of these risk factors.
•	The going concern modification received from the Company’s independent registered public accounting firm could cause adverse reactions from the Company’s creditors, vendors, customers and others.

•	The Company is subject to a preliminary SEC inquiry.

•	The Company is subject to fluctuations in exchange rates and other risks associated with its non-U.S. operations which could adversely affect the Company’s results of operations.

•	The Company’s liquidity is affected by the seasonality of its business. Warm winters and cool summers adversely affect the Company.

•	Decreased demand in the industries in which the Company operates may adversely affect its business.

•	The loss of the Company’s sole supplier of polyethylene battery separators would have a material adverse effect on the Company’s business.

•	Many of the industries in which the Company operates are cyclical.

•	The Company is subject to pricing pressure from its larger customers.

•	The Company faces increasing competition and pricing pressure from other companies in its industries, and if the Company is unable to compete effectively with these competitors, the Company’s sales and profitability could be adversely affected.

•	If the Company is not able to develop new products or improve upon its existing products on a timely basis, the Company’s business and financial condition could be adversely affected.

•	The Company may be adversely affected by the instability and uncertainty in the world financial markets and the global economy, including the effects of turmoil in the Middle East.

•	The Company may be unable to successfully implement its business strategy, which could adversely affect its results of operations and financial condition.

•	The Company is subject to costly regulation in relation to environmental, health and safety matters, which could adversely affect its business and results of operations.

•	The EPA or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

•	The Company may be adversely affected by legal proceedings to which the Company is, or may become, a party.

•	The Company’s ability to operate its business effectively could be impaired if the Company fails to attract and retain experienced key personnel.

•	Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s operations.

•	The Company’s substantial indebtedness could adversely affect its financial condition.

•	The Company’s internal control over financial reporting was not effective as of March 31, 2006.

•	Restrictive covenants restrict the Company’s ability to operate its business and to pursue the Company’s business strategies, and its failure to comply with these covenants could result in an acceleration of its indebtedness.

•	The Company has large pension contributions required over the next several years.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
     On July 20, 2006, the Company issued 9,578 shares of common stock and 24,069 warrants to purchase common stock at a price of $32.11 per share, adjusted to $30.31 based on the closing of the recent $75.0 million rights offering and $50.0 million private sale of common stock in September 2006. The shares and warrants were issued pursuant to the Plan of Reorganization under Section 1145 of the U.S. Bankruptcy Code.
Item 3. Defaults Upon Senior Securities
None
Item 4.Submission of Matters to a Vote of Security Holders
The Company’s Annual meeting of Stockholders was held on Tuesday, August 22, 2006, in Alpharetta, Georgia, at which the following matters were submitted to a vote of the shareholders:
(a) Votes regarding the election of directors for a term expiring in 2007, as follows:

Name	Votes For	Votes Withheld
Herbert F. Aspbury	21,013,459	226,911
Michael R. D’Appolonia	20,418,691	821,679
David S. Ferguson	20,419,625	820,745
John P. Reilly	20,419,674	820,696
Michael P. Ressner	20,572,878	667,492
Gordon A. Ulsh	21,010,108	230,262
Carroll R. Wetzel	20,573,910	666,460
(b) Votes regarding a proposal to approve (i) a $75.0 million rights offering of 21,428,571 shares of common stock to our shareholders at $3.50 per share, (ii) the sale of any common stock not subscribed for in the rights offering to the standby purchasers and additional standby purchaser and the sale of another 14,285,714 shares for $50.0 million to the standby purchasers at the same price, and (iii) the related Standby Purchase Agreement and Registration Rights Agreement and the other transactions contemplated thereby:

Vote For	Votes Against	Abstentions
13,952,722	200,181	14,188
(d) Votes regarding a proposal to amend the Company’s Certificate of Incorporation to increase authorized shares of common stock to 100,000,000 and the aggregate number of shares of capital stock to 101,000,000:

Vote For	Votes Against	Abstentions
13,752,069	217,072	198,650
(e) Votes regarding a proposal to approve an amendment to the Company’s 2004 Stock Incentive Plan:

Vote For	Votes Against	Abstentions
11,199,968	1,767,304	1,200,519
(f) Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for Fiscal 2007:

Vote For	Votes Against	Abstentions
18,282,387	2,199,048	758,934
Item 5.Other Information
None
Item 6. Exhibits

2.1	Standby Purchase Agreement between Exide Technologies and Tontine Capital Partners, L.P., Legg Mason Capital Management, Inc. and Arklow Capital LLC, dated June 28, 2006, including the term sheet and the form of registration rights agreement attached thereto as Annexes A and B, respectively, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated June 29, 2006.

2.2	First Amendment to Standby Purchase Agreement dated August 1, 2006, incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Form S-3 Registration Statement filed on August 2, 2006.

*3.1	Amended and Restated Articles of Incorporation.

*10.1	2004 Stock Incentive Plan, as amended, approved at the 2006 Annual Meeting of Shareholders

10.2	Registration Rights Agreement dated September 18, 2006, between Exide Technologies, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Associates, L.L.C., Tontine Capital Overseas Master Fund, L.P., Arklow Capital, LLC and Legg Mason Investment Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on September 19, 2006.

*10.3	2007 Short Term Incentive Plan adopted by the Board of Directors on June 28, 2006.

*31.1	Certification of Gordon Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Francis M. Corby, Jr., Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed with this document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/S/ Francis M. Corby, Jr.

Francis M. Corby, Jr.
Executive Vice President and
Chief Financial Officer

Date: November 9, 2006