Form 10-Q
period 2006-12-31
EXIDE TECHNOLOGIES
filed 2007-02-07
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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
     Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐
     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☑ No☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     As of February 2, 2007, 60,707,710 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
NET SALES	$769,743	$733,442	$2,133,232	$2,089,259
COST OF SALES	640,038	614,609	1,788,447	1,764,317

Gross profit	129,705	118,833	344,785	324,942

EXPENSES:
Selling, marketing and advertising	67,336	66,261	201,786	204,948
General and administrative	42,263	42,471	124,650	129,347
Restructuring	6,299	6,511	22,222	16,051
Other (income) expense, net	3,737	7,973	6,448	12,781
Interest expense, net	22,814	18,404	67,742	51,163

	142,449	141,620	422,848	414,290

Loss before reorganization items, income taxes, and minority interest	(12,744)	(22,787)	(78,063)	(89,348)
REORGANIZATION ITEMS, NET	1,213	1,311	3,784	4,398
INCOME TAX PROVISION (BENEFIT)	(2,947)	3,528	1,924	2,572
MINORITY INTEREST	234	32	478	72

Net loss	$(11,244)	$(27,658)	$(84,249)	$(96,390)

NET LOSS PER SHARE

Basic and Diluted	$(0.18)	$(1.08)	$(2.16)	$(3.77)

WEIGHTED AVERAGE SHARES

Basic and Diluted	60,829	25,576	38,940	25,576

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	December 31, 2006	March 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$64,610	$32,161
Restricted cash	610	561
Receivables, net of allowance for doubtful accounts of $28,909 and $21,637	621,810	617,677
Inventories	451,788	414,943
Prepaid expenses and other	42,540	30,243
Deferred financing costs, net	3,326	3,169
Deferred income taxes	15,225	11,066

Total current assets	1,199,909	1,109,820

Property, plant and equipment, net	651,320	685,842

Other assets:
Other intangibles, net	192,114	186,820
Investments in affiliates	5,057	4,783
Deferred financing costs, net	13,441	15,196
Deferred income taxes	59,447	56,358
Other	19,944	24,090

Total other assets	290,003	287,247

Total assets	$2,141,232	$2,082,909

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$15,892	$11,375
Current maturities of long-term debt	3,579	5,643
Accounts payable	358,999	360,538
Accrued expenses	313,094	298,631
Warrants liability	2,648	2,063

Total current liabilities	694,212	678,250
Long-term debt	665,909	683,986
Noncurrent retirement obligations	320,119	333,248
Deferred income tax liability	36,501	33,590
Other noncurrent liabilities	110,977	116,430

Total liabilities	1,827,718	1,845,504

Commitments and contingencies (Note 13)	—	—
Minority interest	14,019	12,666

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 and 61,500 shares authorized, 60,706 and 24,546 shares issued and outstanding	607	245
Additional paid-in capital	1,007,970	888,647
Accumulated deficit	(723,904)	(639,655)
Accumulated other comprehensive income (loss)	14,822	(24,498)

Total stockholders’ equity	299,495	224,739

Total liabilities and stockholders’ equity	$2,141,232	$2,082,909

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	December 31, 2006	December 31, 2005
Cash Flows From Operating Activities:
Net loss	$(84,249)	$(96,390)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	90,152	90,519
Unrealized loss (gain) on warrants	585	(9,500)
Net loss on asset sales / disposals	16,699	12,270
Provision for doubtful accounts	6,749	2,401
Non-cash stock compensation	1,814	333
Reorganization items, net	3,784	4,398
Minority interest	478	72
Amortization of deferred financing costs	2,535	1,347
Changes in assets and liabilities —
Receivables	28,573	10,342
Inventories	(12,670)	(51,451)
Prepaid expenses and other	(8,898)	(13,199)
Payables	(23,863)	19,007
Accrued expenses	3,143	(16,206)
Noncurrent liabilities	(47,679)	(7,210)
Other, net	(12,205)	8,866

Net cash used in operating activities	(35,052)	(44,401)

Cash Flows From Investing Activities:
Capital expenditures	(28,978)	(37,861)
Proceeds from sales of assets, net	3,385	19,657

Net cash used in investing activities	(25,593)	(18,204)

Cash Flows From Financing Activities:
Increase in short-term borrowings	3,106	13,963
Repayments under Senior Secured Credit Facility	(27,654)	(12,804)
Settlement of foreign currency swap	—	(12,084)
Increase (decrease) in other debt	(2,441)	36,081
Net Proceeds from rights offering and private equity sale	117,871	—

Net cash provided by financing activities	90,882	25,156

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,212	(2,375)

Net Increase (Decrease) In Cash and Cash Equivalents	32,449	(39,824)
Cash and Cash Equivalents, Beginning of Period	32,161	76,696

Cash and Cash Equivalents, End of Period	$64,610	$36,872

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period —
Interest	$45,709	$31,839
Income taxes (net of refunds)	$6,973	$7,980
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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
     These Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets, and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is predicated upon, among other things, compliance with the provisions of the covenants of its current borrowing arrangements, the ability to generate cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy the Company’s future obligations, as well as certain contingencies described in Note 13.
     As of February 2, 2007, the Company believes, based upon its financial forecast and plans, that it will comply with the Senior Secured Credit Facility Agreement (“Credit Agreement”) covenants for at least the period through December 31, 2007. The Company has suffered recurring losses and negative cash flows from operations. Additionally, given the Company’s past financial performance in comparison to its budgets and forecasts, there is no assurance that the Company will be able to meet these budgets and forecasts and be in compliance with one or more of the covenants of its Credit Agreement. These uncertainties with respect to the Company’s past performance in comparison to its budgets and forecasts and its ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to its audit opinion for fiscal 2006. Failure to comply with the Credit Agreement covenants, without waiver, would result in a default under the Credit Agreement. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
     Generally, the Company’s principal sources of liquidity are cash from operations, borrowings under the Credit Agreement, and proceeds from any asset sales which are not used to repay Credit Agreement debt. The Credit Agreement requires that the proceeds from asset sales be used for the pay down of Term Loans, except for specific exceptions which permit the Company to retain 100% of the proceeds of specified non-core asset sales. At December 31, 2006, the Company would be permitted to retain approximately $22.0 million of proceeds from such asset sales.
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
     The emergence from Chapter 11 at the Effective Date resulted in a new reporting entity (the “Successor Company”) and adoption of Fresh Start reporting in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Fresh Start reporting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). In connection with the development of the plan of reorganization the Company was responsible for the valuation and directed its financial advisors to prepare a valuation analysis of its business. Management considered a number of factors, including valuations or appraisals, when estimating the fair values of the Company’s assets and liabilities. Each liability existing at the Plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. Adoption of Fresh Start reporting has resulted in material adjustments to the historical carrying value of the Company’s assets and liabilities.
(2) WARRANTS
     In connection with the consummation of the Plan, the Company issued warrants entitling the holders to purchase up to 6.25 million shares of new common stock at an exercise price of $32.11 per share (the number of warrants issuable being subject to adjustments allowed for by the claims reconciliation and allowance process set forth in the Plan). The Company has accounted for the warrants in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”) and SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Because the Warrant Agreement dated May 5, 2004 provides for a cash settlement upon a change in control under certain specified conditions, the warrants have been accounted for and classified as a liability in the Condensed Consolidated Balance Sheets.
     The warrants are exercisable through May 5, 2011. The exercise price, the number of shares purchasable upon the exercise of each warrant, and the number of warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. In accordance with the provisions of the Warrant Agreement, and as a result of the completed $75.0 million rights offering and private sale of $50.0 million of common stock on September 18, 2006, an additional 371,164 warrants became issuable and the exercise price of the warrants was adjusted to $30.31 per share.
     In accordance with EITF 00-19 and SFAS 150, the warrants have been marked-to-market based upon quoted market prices. This mark-to-market resulted in recognition of an unrealized (gain) loss of $1.3 million and ($1.8) million for the third quarter of fiscal 2007 and 2006, respectively, and $0.6 million and ($9.5) million for the first nine months of fiscal 2007 and 2006, respectively, which is reported in Other (income) expense, net in the Condensed Consolidated Statements of Operations. Future results of operations may be subject to volatility from changes in the market value of such warrants.
(3) COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) and its components are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Net loss	$(11,244)	$(27,658)	$(84,249)	$(96,390)

Additions and changes to minimum pension liability	(578)	54	(868)	333
Change in cumulative foreign currency translation adjustment	18,166	(5,901)	40,188	(29,543)

Total comprehensive income (loss)	$6,344	$(33,505)	$(44,929)	$(125,600)

(4) REORGANIZATION ITEMS, NET
     Reorganization items, net represent costs the Company continues to incur as a result of the Chapter 11 process and are presented separately in the Condensed Consolidated Statements of Operations. The following have been incurred (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Professional fees	$328	$917	$1,682	$2,913
Other (a)	885	394	2,102	1,485

Total reorganization items, net	$1,213	$1,311	$3,784	$4,398

Net cash paid for reorganization items during the three months ended December 31, 2006 and 2005 and the nine months ended December 31, 2006 and 2005, was approximately $0.9 million, $1.8 million, $3.5 million and $10.2 million, respectively.

(a)	Other represents expenses primarily related to directors and officer’s liability insurance coverage for directors and officers of the Predecessor Company.

(5) INTANGIBLE ASSETS, NET

	Trademarks and	Trademarks and
	Tradenames (not	Tradenames (subject	Customer
	subject to amortization)	to amortization)	Relationships	Technology	Total
	(in thousands)
As of March 31, 2006:
Gross Amount	$56,331	$12,813	$106,594	$23,781	$199,519
Accumulated Amortization	—	(1,939)	(8,499)	(2,261)	(12,699)

Net	$56,331	$10,874	$98,095	$21,520	$186,820

As of December 31, 2006:
Gross Amount	$59,535	$13,542	$112,644	$25,134	$210,855
Accumulated Amortization	—	(2,852)	(12,565)	(3,324)	(18,741)

Net	$59,535	$10,690	$100,079	$21,810	$192,114

Amortization of intangible assets for the first nine months of fiscal 2007 and 2006 was $5.7 million and $5.0 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to average $6.6 million. Intangible assets have been pushed down to the proper legal entity and are subject to foreign currency fluctuations.
(6) INVENTORIES
     Inventories, valued using the first-in, first-out (“FIFO”) method, consist of (in thousands):

	December 31, 2006	March 31, 2006
Raw materials	$75,263	$64,248
Work-in-process	93,773	79,923
Finished goods	282,752	270,772

	$451,788	$414,943

(7) OTHER ASSETS
     Other assets consist of (in thousands):

	December 31, 2006	March 31, 2006
Deposits (a)	$10,317	$10,317
Capitalized software, net	2,910	6,524
Loan to affiliate	2,557	3,563
Other	4,160	3,686

	$19,944	$24,090

(a)	Deposits principally represent amounts held by the beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.
(8) DEBT
     At December 31, 2006 and March 31, 2006, short-term borrowings of $15.9 million and $11.4 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum.

     Total long-term debt is as follows (in thousands):

	December 31, 2006	March 31, 2006
Senior Secured Credit Facility	$296,494	$316,277
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	22,994	23,352

Total	669,488	689,629
Less — current maturities	3,579	5,643

	$665,909	$683,986

     Total debt, including short-term borrowings at December 31, 2006 and March 31, 2006, was $685.4 million and $701.0 million , respectively.
(9) INTEREST EXPENSE, NET
     Interest income of $ 0.6 million, $0.5 million, $1.3 million, and $1.3 million is included in Interest expense, net for the three months ended December 31, 2006 and 2005 and the nine months ended December 31, 2006 and 2005, respectively.
(10) OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net consist of (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Net loss on asset sales / disposals	$9,727	$9,602	$16,699	$12,270
Equity investment loss (income)	129	(432)	(221)	(1,421)
Foreign currency remeasurement (gain) loss	(6,365)	768	(10,567)	13,802
Gain on revaluation of foreign currency forward contract	—	—	—	(1,081)
(Gain) loss on revaluation of warrants	1,324	(1,750)	585	(9,500)
Other	(1,078)	(215)	(48)	(1,289)

	$3,737	$7,973	$6,448	$12,781

(11) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit cost are as follows (in thousands):

	Pension Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Components of net periodic benefit cost:
Service cost	$2,273	$2,684	$6,744	$8,136
Interest cost	8,410	8,101	25,031	24,585
Expected return on plan assets	(6,256)	(5,263)	(18,611)	(15,932)
Amortization of:
Prior service cost	5	—	14	—
Actuarial loss	(307)	—	(898)	—

Net periodic benefit cost	$4,125	$5,522	$12,280	$16,789

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Components of net periodic benefit cost:
Service cost	$42	$25	$126	$75
Interest cost	390	337	1,169	1,005
Amortization of:
Actuarial loss	53	—	159	—

Net periodic benefit cost	$485	$362	$1,454	$1,080

     During the first quarter of fiscal 2007, the Company amended its U.S. pension plan to freeze future accruals for non-collective bargaining unit employees effective May 15, 2006. The partial plan freeze did not trigger any curtailment charges or credits under SFAS 88. The above SFAS 87 net periodic pension cost reflects the partial plan freeze.
     The estimated fiscal 2007 pension plan contributions are approximately $62.8 million and other post-retirement contributions are approximately $2.8 million. For the nine months ended December 31, 2006, the Company paid $48.9 million of the $62.8 million required pension plan contributions. Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. The Company received a waiver from the Internal Revenue Service (“IRS”) of such minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50.0 million, net. The Company granted the Pension Benefit Guaranty Corporation (“PBGC”) a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010. At December 31, 2006 the Company owed approximately $31.4 million relating to these amounts previously waived.
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
(13) COMMITMENTS AND CONTINGENCIES
  Claims Reconciliation

     Holders of general unsecured claims will receive collectively 2.5 million shares of new common stock and warrants to purchase 6.25 million shares of new common stock at $32.11 per share, adjusted to 6.6 million shares with a exercise price of $30.31per share based on the closing of the recent $75.0 million rights offering and $50.0 million private sale of common stock. Approximately 13.4% of such new common stock and warrants were initially reserved for distribution for disputed general unsecured claims under the Plan’s claims reconciliation and allowance procedures. The Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and warrants to holders of disputed general unsecured claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication or other resolution of such objections.
     Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes there is a reasonable basis to conclude that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance the Company will prevail on these claims. In addition, the scope of remedial costs, or other environmental injuries, are highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims produce little or no proof of fault on which the Company can assess its potential liability and either specify no determinate amount of damages or provide little or no basis for the alleged damages. In some cases, the Company is still seeking additional information needed for claims assessment and information that is unknown to the Company at the current time may significantly affect the Company’s assessment regarding the adequacy of the reserve amounts in the future.
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
     On January 22, 2007, the Company made its 11th distribution of new common stock and warrants for disputed general unsecured claims. Based on information available as of February 2, 2007, approximately 7.8% of new stock and warrants reserved for this purpose have been distributed. The Company also continues to resolve certain non-objected claims.
  Historical Federal Plea Agreement
     In 2001, the Company reached a plea agreement with the U.S. Attorney for the Southern District of Illinois resolving an investigation into a scheme by former officers and certain corporate entities involving fraudulent representations and promises in connection with the distribution, sale and marketing of automotive batteries between 1994 and 1997. The Company agreed to pay a fine of $27.5 million over five years, five-years probation and to cooperate with the U.S. Attorney in its prosecution of the former officers. The Company was sentenced pursuant to the terms of the plea agreement in February 2002. Generally, failure to comply with the provisions of the plea agreement, including the obligation to pay the fine, would permit the U.S. Government to reopen the case against the Company.
     On April 15, 2002, the Company filed for protection under Chapter 11 of the Bankruptcy Code. Later in 2002, the U. S. Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor of the Company’s subsidiary, Exide Illinois, Inc. for $27.9 million. The Company did not pay any installments of the criminal fine before or during its bankruptcy proceedings, nor did it pay any installments of the criminal fine after the Company emerged from bankruptcy in May 2004. As previously reported, if the U.S. Government were to assert that the obligation to pay the fine was not discharged under the Plan of Reorganization, the Company could be required to pay it.
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
     Under the order, Exide Technologies was required provide security in a form acceptable to the court and to the government by February 26, 2007 for its guarantee of any remaining unpaid portion of the fine, but could petition the court prior thereto if the Company believed its financial viability would be jeopardized by providing such security. The court’s order reflects that the Company is not obligated to pay interest on outstanding amounts of unpaid fine if the Company is current on all installment payments, and allows for penalties and interest to be imposed if the Company does not comply with the modified fine payment schedule. On January 25, 2007, the Court entered an order which provided, in part, that Exide is excused from the requirement to provide adequate security to the United States before the expiration of its term of probation for the remaining unpaid fine amount.
  Private Party Lawsuits and other Legal Proceedings
     In, 2003, the Company served notices to reject certain executory contracts with EnerSys, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of the executory contracts, including the Trademark License. In 2006, the Court granted the Company’s request to reject the contracts which EnerSys appealed. Unless the appeal is successful, EnerSys will likely lose all rights to use the “Exide” trademark over time and the Company will have greater flexibility in its ability to use that mark for industrial battery products. Because the Bankruptcy Court authorized rejection of the Trademark License, as with other executory contracts at issue, EnerSys will have a pre-petition general unsecured claim relating to the alleged damages arising therefrom. The Company reserves the ability to consider payment in cash of some portion of any settlement or ultimate award on Enersys’ claim of alleged rejection damages. In 2006, the Bankruptcy Court ordered a two year transition period and denied Enersys’ motion for a stay. Enersys has appealed that order.
     In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17.0 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice. The defendants filed an answer and counterclaim. In, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois In February 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. In November 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. The Bankruptcy Court denied PDH’s motion to reconsider. PDH has appealed the Bankruptcy court’s decisions to the U.S. District Court for the District of Delaware. That court, pursuant to a Standing Order requiring mandatory mediation of all appeals from the Bankruptcy Court, scheduled a mediation. The appeal will proceed and remains pending.
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
     From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims received 64 employee claims alleging asbestos-related illnesses. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $0.4 million in calendar 2004. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $0.1 million during the same period for the dependents of four such claimants. The Company was not required to indemnify or make any payments in calendar years 2005 and 2006. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
     In June 2005 two former stockholders, Aviva Partners LLC and Robert Jarman filed purported class action lawsuits against the Company and certain of its current and former officers alleging violations of certain federal securities laws in the United States District Court for the District of New Jersey purportedly on behalf of those who purchased the Company’s stock between November 16, 2004 and May 17, 2005. The complaints allege that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made during this period by the Company and its officers. The complaints did not specify an amount of damages sought. The Company denies the allegations in the complaints and intends to vigorously pursue its defense.
     District Judge Mary L. Cooper consolidated the Aviva Partners and Jarman cases under the Aviva Partners v. Exide Technologies, Inc. caption. In 2006 Plaintiffs filed their consolidated amended complaint in which they reiterated the claims described above but purported to state a claim on behalf of those who purchased the Company’s stock between May 5, 2004 and May 17, 2005. Defendants have moved to dismiss all claims against them and await a ruling on their motion. Discovery is currently stayed pursuant to the discovery-stay provisions of the Private Securities Litigation Reform Act of 1995.
     In October 2005, Murray Capital Management, Inc., filed suit against the Company, certain of its current and former officers and Deutsche Bank Securities, Inc in the U.S. District Court for the Southern District of New York alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, and related state laws, in connection with certain allegedly false and misleading public statements made by the Company and its officers. While Murray’s claims are largely duplicative of those set out in the Aviva and Jarman complaints, Murray also claims that false and misleading statements were made in connection with the Company’s March 2005 issuance of convertible notes and concurrent issuance of senior notes. The complaint does not specify the amount of damages sought in the suit. The Company is indemnifying Deutsche Bank pursuant to the Purchase Agreement under which the notes were issued. The Court granted the Company’s motion to dismiss the complaint and permitted the plaintiff to file an amended complaint, which it did. Defendants have moved to dismiss the amended complaint.
     In August 2006 a shareholder derivative complaint was filed in the District Court for the District of New Jersey by Marilyn Richardson against certain current and former officers and directors. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between November, 2004 and July, 2005 which plaintiffs claim were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company. The suit seeks an unspecified amount of damages from the named parties and modifications to the Company’s corporate governance policies. The allegations in the complaint are similar to the Aviva Partners and Jarman shareholder class action suits described above. The individual defendants intend to vigorously defend the suit. Individual defendants have moved to dismiss the shareholder derivative complaint. In addition, the Company, on whose behalf these claims purport to be brought, has moved to dismiss the shareholder derivative complaint on the grounds that the derivative plaintiff did not file the claims in accordance with applicable laws governing the filing of derivative suits.
     In November 2006, the Company received a letter addressed to its directors from a law firm representing investment funds or accounts managed by Stanfield Capital Partners LLC (“Stanfield”). According to the letter, Stanfield holds major positions in the Company’s convertible notes and also holds positions in the Company’s senior notes and its Credit Agreement debt. Such letter states, among other things, that Stanfield believes the Company is in default under the Credit Agreement and the note indentures because the $27.5 million fine described above under “Historical Federal Plea Agreement” constitutes a judgment in excess of the judgment amounts permitted under such indentures. The letter also says that Stanfield believes there were breaches of the Company’s disclosure obligations in connection with the March 2005 note issuances relating to the 2001 criminal fine, the status and value of certain product inventories and statements as to likely fiscal 2005 results. The Company has discussed these allegations with Stanfield. The Company believes that all such assertions are without merit.
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

  Environmental Matters
     As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state and local environmental, occupational health and safety laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).
     The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 97 federally defined Superfund or state equivalent sites. At 44 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35.0 million, as described in more detail below. To date the EPA has not made a formal claim for this amount or provided cost data sufficient to support this estimate. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.
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
     In October 2004, the EPA, in the course of negotiating a comprehensive settlement of all its environmental claims against the Company, had notified the Company of the possibility of additional clean-up costs associated with other Hamburg, Pennsylvania properties of approximately $35.0 million. To date the EPA has not made a formal claim for this amount or provided cost data sufficient to support this estimate.
     As unsecured claims are allowed in the Bankruptcy Court, the Company is required to distribute common stock and warrants to the holders of such claims. To the extent the government is able to prove the Company is responsible for the alleged contamination at the other Hamburg, Pennsylvania properties and substantiate its estimated $35.0 million of additional clean-up costs discussed above, these claims would ultimately result in an inadequate reserve of common stock and warrants to the extent not offset by the reconciliation of all other claims for lower amounts than the aggregate reserve. The Company would still retain the right to perform and pay for such cleanup activities, which would preserve the existing reserved common stock and warrants discussed in this Note 13. Except for the government’s cost recovery claim resolved by the U.S. v. General Battery/Exide case discussed above, it remains the Company’s position that it is not liable for the contamination of this area, and that any liability it may have derives from pre-petition events which would be administered as a general, unsecured claim, and consequently no provisions have been recorded in connection therewith.
     The Company is conducting an investigation and risk assessment of lead exposure near its Reading recycling plant from past facility emissions and non-Company sources such as lead paint. This is being performed under a Consent Order with the EPA. The Company has previously removed soil from properties with the highest soil lead content, and is in negotiations and proceedings with the EPA to resolve differences regarding the need for, and extent of, further actions by the Company. Alternatives have been reviewed and appropriate reserve estimates made. At this time the Company cannot determine from available information whether additional cleanup will occur and, if so, the extent of any cleanup and costs that may finally be incurred.
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of December 31, 2006 and March 31, 2006, the amount of such reserves on the Company’s Condensed Consolidated Balance Sheets were approximately $35.1 million and $36.7 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
  Azambuja (SONALUR) Portugal
     The Azambuja (SONALUR) facility is an active secondary lead recycling plant. Materials from past operations present at the site are stored in above-ground concrete containment vessels and in underground storage deposits. The Company finalized the process of obtaining site characterization data to evaluate remediation alternatives agreeable to local authorities. Costs for remediation are currently estimated at $3.0 million to $5.0 million.
Purchase Commitment
In October 2006, the Company entered into various agreements to purchase natural gas for certain of its North American facilities. The agreements are effective through March 2007, and total approximately $9.0 million. The agreements require the Company to purchase a committed amount of natural gas at a monthly fixed price, which the Company believes it will consume in its normal course of operations during the period November 2006 to March 2007.
  Guarantees
     At December 31, 2006, the Company had outstanding letters of credit with a face value of $41.3 million, which includes a letter of credit in the amount of $3.5 million which was in the process of execution at that date, and surety bonds with a face value of $27.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including, but not limited to, environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at December 31, 2006, pursuant to the terms of the agreement, was $20.2 million.
     Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2006, bank guarantees with a face value of $11.7 million were outstanding.
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
     A reconciliation of changes in the Company’s consolidated sales returns and allowances liability follows (in thousands):

Balance at March 31, 2006		$45,618
Accrual for sales returns and allowances provided during the period		37,126
Settlements made (in cash or credit) during the period		(36,720)
Foreign currency translation		1,565

Balance at December 31, 2006	$	,47,589

(14) RESTRUCTURING
     During the first nine months of fiscal 2007, the Company has continued to implement organizational and operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. Headcount reductions represent a significant portion of these restructuring programs, and the positions eliminated range in nature from plant employees and clerical workers to operational and sales management employees.
     During the nine months ended December 31, 2006, the Company recognized restructuring charges of $ 22.2 million, representing approximately $12.6 million for severance and $ 9.6 million for related closure costs. These charges resulted from closure of the Shreveport, Louisiana manufacturing plant in the Transportation North America segment, consolidation efforts in the Industrial Energy Europe and Rest of World (“ROW”) segment, closure of the Manchester, England office, headcount reductions in the Transportation Europe and ROW segment, headcount reductions in Industrial Energy North America segment and corporate severance. Approximately 390 positions have been eliminated in connection with fiscal 2007 restructuring activities.
     Summarized restructuring reserve activity follows (in thousands):

	Severance Costs	Closure Costs	Total
Balance at March 31, 2006	$6,773	$3,025	$9,798

Charges, Nine Months Ended December 31, 2006	12,645	9,577	22,222
Payments and foreign currency translation	(17,508)	(9,106)	(26,614)

Balance at December 31, 2006	$1,910	$3,496	$5,406

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
(15) NET LOSS PER SHARE
     Basic net loss per share is computed using the weighted average number of common shares outstanding for the period, while diluted net loss per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net loss per share.
     Due to a net loss in the three and nine months ended December 31, 2006 and 2005, 567,375, 264,439, 0, and 29,033 shares of securities issuable in connection with stock option and restricted stock (unvested) plans have been excluded from the diluted loss per share calculation because their effect would be anti-dilutive. Additionally, 3,454,230 and 6,621,164 of securities issuable in connection with Floating Rate Convertible Senior Subordinated Notes and warrants have been excluded from the diluted net loss per share calculation for the three months and nine months ended December 31, 2006 and 2005 because their effect would also be anti-dilutive.
     As a result of the consummation of the $75.0 million rights offering and the private sale of $50.0 million of common stock (see Note 16), the Company issued a total of 35,712,570 shares of its common stock. Upon consummation of the rights offering, the fair value of the Company’s common stock was more than the rights offering’s $3.50 per share subscription price. Accordingly, basic and diluted loss per common share have been restated for the three- and nine-month periods ended December 31, 2005, to reflect a stock dividend of 576,122 shares of the Company’s common stock.
(16) RIGHTS OFFERING AND PRIVATE SALE OF COMMON STOCK
     On September 18, 2006, the Company completed the $75.0 million rights offering that it launched in August 2006 which allowed stockholders to purchase additional shares of common stock. The Company distributed, at no charge to its holders of common stock, non-transferable subscription rights to purchase additional shares of the Company’s common stock. Each holder received 0.85753 of a subscription right for each share of common stock owned at the close of business on August 23, 2006, subject to adjustments to eliminate fractional rights. On September 18, 2006, the Company also completed a private sale of $50.0 million of common stock. The subscription price for each share of common stock purchased in the rights offering, including shares purchased in the private placement by certain investors, was $3.50 per share. The per share price was equal to a 20% discount to the average closing price of the Company’s common stock for the 30 trading day period ended July 6, 2006.
     In completing the rights offering and private sale of common stock, the Company issued an additional 35,712,570 shares of its common stock, including 10,927,015 shares subscribed for by public shareholders (not including certain investors) and 24,785,555 shares issued to certain investors in a private placement directly from the Company. The shares issued to certain investors that were existing shareholders prior to the rights offering represented the number of shares of the Company’s common stock that such investors would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the rights offering. The Company incurred approximately $7.1 million of expenses in connection with the rights offering and private sale of common stock.
     The Company determined that an Internal Revenue Code Section 382 (“Sec. 382”) ownership change occurred during the quarter ending September 30, 2006 as a result of the Company’s rights offering and private sale of common stock. Sec. 382 places annual limits on the amount of the Company’s U.S. net operating loss carry forwards (“NOLs”) that may be used to offset taxable income. The annual limit has been determined to be $4.4 million. A full valuation allowance continues to be provided on the remaining U.S. NOLs.
(17) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective April 1, 2007. The adoption of SFAS 155 is not expected to have an impact on the Company’s financial statements.
     In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective April 1, 2007. The adoption of SFAS 156 is not expected to have an impact on the Company’s financial statements.
     In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes — an Interpretation of FASB Statement 109.” FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must have a greater likelihood than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, the Company will adopt this new accounting standard effective April 1, 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in the Company’s comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for recognition of the funded status of the benefit plans for the Company’s fiscal year ending March 31, 2007 and is effective for the measurement date provisions for the Company’s fiscal year ending March 31, 2009.
     Since the Company measures its plan assets and obligations on an annual basis, the Company will not be able to determine the impact the adoption of SFAS 158 will have on its consolidated financial statements until the end of the current fiscal year when such valuation is completed. However, based on valuations performed in fiscal year 2006, the Company would have reduced its net retirement obligation liability by $15.1 million ($20.6 million lower for defined benefit retirement plans offset by $5.5 million higher for postretirement benefit plans) and had no impact to the Consolidated Statement of Operations.
     Also in September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should use both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company’s fiscal year ending March 31, 2007. The Company has evaluated the SEC’s guidance on this matter and determined that no adjustments to the financial statements are necessary.
(18) STOCK-BASED COMPENSATION PLANS
     At April 1, 2006, the Company adopted SFAS 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments. This method requires the Company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified at the effective date, but does not require restatement of prior periods. As a result of adopting SFAS 123R, the Company has recognized $1.8 million of compensation expense for the first 9 months of fiscal 2007.
     Prior to April 1, 2006, the Company accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which only required the Company to disclose the pro forma effects of the plans on a net income (loss) and net earnings (loss) per share basis as provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company did not recognize compensation expense in fiscal periods ended prior to April 1, 2006 with respect to options that had an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Had compensation expense for these options been recognized in the Condensed Consolidated Financial Statements based on the fair value at the grant dates under the related provisions of SFAS No. 123, the pro forma net income (loss) and net earnings (loss) per share would have been as follows:

	Three Months	Nine Months
	Ended	Ended
	December 31, 2005	December 31, 2005
Net loss as reported	$(27,658)	$(96,390)
Less: stock based compensation expense determined under the fair value based method	(337)	(810)

Pro forma net loss	$(27,995)	$(97,200)

Weighted average shares outstanding	25,576	25,576
Basic and diluted net loss per share:
As reported	$(1.08)	$(3.77)

Pro forma	$(1.11)	$(3.86)

(19) SEGMENT INFORMATION
     The Company reports its results for four business segments: Transportation North America, Transportation Europe and Rest of World (“ROW”), Industrial Energy North America and Industrial Energy Europe and ROW. While these four segments currently provide the most appropriate reflection of the key markets and geographical segments of our business, the Company will continue to evaluate its reporting segments pending future organizational changes that may take place. The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
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
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
     Commencing with the first quarter of fiscal 2007, the Company determined it to be more appropriate to allocate certain costs to its segments that were previously reflected in “Other” as unallocated corporate costs. These costs include the Company’s global Information Technology organization, its Shared Services expenses including country related finance organizations in Europe and ROW, its country Human Resource organizations, and certain of its legal costs which can be directly attributed to a business segment. This change in reporting was made to better align the Company’s cost structure with the business segment(s) responsible for driving the cost. This change resulted in an allocation of costs to the reportable segments in the quarter ended December 31, 2006 and the nine months ended December 31, 2006 for an aggregate amount of $15.5 million and $46.2 million, respectively. On a segment basis such allocations were $3.7 million and $11.1 million to Transportation North America, $5.7 million and $16.5 million to Transportation Europe and ROW, $1.2 million and $3.5 million to Industrial Energy North America, and $4.9 million and $15.1 million to Industrial Energy Europe and ROW, respectively, as compared to prior periods. Prior period costs were not reclassified to conform to this change. Therefore, the results between the periods may not be comparable. Certain other corporate costs, including interest expense, are not allocated or charged to the business segments.
     Certain asset information otherwise required to be disclosed is not reflected below as it is not allocated by segment nor utilized by management in the Company’s operations.
     Selected financial information concerning the Company’s reportable segments is as follows (in thousands):

	For the Three Months Ended December 31, 2006
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
	(in thousands)
Net sales	$234,329	$236,588	$61,764	$237,062	—	$769,743
Gross profit	47,015	27,593	13,616	41,481	—	129,705
Income (loss) before reorganization items, income taxes, and minority interest	17,098	(8,128)	5,760	3,728	(31,202)	(12,744)

	For the Three Months Ended December 31, 2005
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
	(in thousands)
Net sales	$237,650	$219,709	$67,292	$208,791	—	$733,442
Gross profit	27,184	33,646	14,089	43,914	—	118,833
Income (loss) before reorganization items, income taxes, and minority interest	3,741	12,402	(4,245)	14,343	(49,028)	(22,787)

	For the Nine Months Ended December 31, 2006
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
	(in thousands)
Net sales	$676,550	$606,277	$199,684	650,721	—	$2,133,232
Gross profit	116,632	68,595	45,272	114,286	—	344,785
Income (loss) before reorganization items, income taxes, and minority interest	18,109	(21,464)	18,563	6,245	(99,516)	(78,063)

	For the Nine Months Ended December 31, 2005
	Transportation		Industrial
		Europe		Europe
	North	and	North	and	Other
	America	ROW	America	ROW	(a)	Consolidated
	(in thousands)
Net sales	$681,799	$587,054	$207,770	$612,636	—	$2,089,259
Gross profit	86,580	76,311	41,140	120,911	—	324,942
Income (loss) before reorganization items, income taxes, and minority interest	11,399	15,226	5,118	31,341	(152,432)	(89,348)

(a)	Other includes unallocated corporate expenses, interest expense, foreign currency remeasurement losses (gains), and losses (gains) on revaluation of warrants.
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
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
     Commencing with the first quarter of fiscal 2007, the Company determined it to be more appropriate to allocate certain costs to its segments, which were previously reflected in “Other” as unallocated corporate costs. These costs include the Company’s global Information Technology organization, its Shared Services expenses including country related finance organizations in Europe and ROW, its country Human Resource organizations, and certain of its legal costs which can be directly attributed to a business segment. This change in reporting was made to better align the Company’s cost structure with the business segment responsible for driving the cost. This change resulted in an allocation of corporate costs to the reportable segment in the quarter ended December 31, 2006 and the nine months ended December 31, 2006 for a total of $15.5 million and $46.2 million allocated among the business segments, including costs of $3.7 million and $11.1 million to Transportation North America, $5.7 million and $16.5 million to Transportation Europe and ROW, $1.2 million and $3.5 million to Industrial Energy North America, and $4.9 million and $15.1 million to Industrial Energy Europe and ROW, respectively, as compared to prior periods. Prior period costs were not reclassified to conform to this change. Therefore, the results between the periods may not be comparable. Certain other corporate costs, including interest expense, are not allocated or charged to the business segments.
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 40.0% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average of the lead prices quoted on the London Metal Exchange (“LME”) have increased 33.8% to $1,306.00 for the nine months ended December 31, 2006 from $976.00 per metric ton for the nine months ended December 31, 2005 and 55.1% to $1,627.00 for the third quarter of fiscal 2007 compared to $1,049.00 for the third quarter of fiscal 2006. At February 2, 2007, the quoted price on the LME was $1,697.00 per metric ton. The Company is also experiencing higher costs for other raw materials, including polypropylene. To the extent that lead prices continue to be volatile, going up or down, and the Company is unable to pass on these or other higher material costs to its customers, its financial performance is adversely impacted. Inversely, as lead prices decrease the Company may not be able to retain the current pricing as customers seek disproportionate price reductions.
     Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling plants and diesel fuel for distribution of its products. The Company seeks to recoup any increased energy costs through price increases or surcharges. To the extent the Company is unable to pass on these higher energy costs to its customers, its financial performance is adversely impacted.
     Competition. The global transportation and industrial energy battery markets are highly competitive. In recent years, competition has continued to intensify and is impacting the Company’s ability to pass along increased prices to keep pace with rising production costs. The effects of this competition have been exacerbated by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting our markets.
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. For the third quarter of fiscal 2007, the exchange rate of the Euro to the U.S. dollar has increased 8.5% on a weighted average basis to $1.29 as compared to $1.19 for the third quarter of fiscal 2006, and has increased 4.2% comparing the first nine months of fiscal 2007 to the first nine months of fiscal 2006. At December 31, 2006, the Euro was $1.32 or 9.1% higher as compared to $1.21 at March 31, 2006. The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales, expenses, assets and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the nine months ended December 31, 2006, approximately 58.9% of the Company’s net sales were generated in Europe and ROW. Further, approximately 64.0% of the Company’s aggregate accounts receivable and inventory as of December 31, 2006 were held by its European subsidiaries.
     Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and within geographic locations impact the Company’s financial results.
     Seasonality and Weather. The Company sells a disproportionately large share of its transportation aftermarket batteries during the fall and early winter (the Company’s third and fourth fiscal quarters). Retailers buy automotive batteries during these periods so they will have sufficient inventory for cold weather periods. In addition, many of the Company’s industrial battery customers in Europe do not place their battery orders until the end of the calendar year. The impact of seasonality on sales has the effect of increasing the Company’s working capital requirements and also makes the Company more sensitive to fluctuations in the availability of liquidity.
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
Third Quarter of Fiscal 2007 Highlights and Outlook
     The Company’s reported results continued to be impacted in fiscal 2007 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries and energy costs, principally in both our European divisions, used in the manufacturing and distribution of the Company’s products.
     In the North American market, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. In North America, this helps the Company control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For the third quarter of fiscal 2007, the average cost of spent batteries has increased approximately 11.6% as compared to the third quarter of fiscal 2006. Therefore, the higher market price of lead with respect to North American manufacturing continues to impact results. The Company continues to take selective pricing actions and attempts to secure higher captive spent battery return rates to help mitigate these risks.
     In Europe, the Company’s lead requirements are mainly satisfied by third-party suppliers. Because of the Company’s exposure to lead market prices in Europe, and based on historical price increases and apparent volatility in lead prices, the Company has implemented several measures to offset higher lead prices including selective pricing actions, lead price escalators, and long-term lead supply contracts. In addition, the Company has automatic price escalators with many OEM customers. The Company currently recycles a small portion of its lead requirements in its European facilities.
     The Company expects that these higher lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, the selective pricing actions, lead price escalators in certain contracts, long-term lead supply contracts and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lags the rise in market prices of lead and other commodities. Both price escalators and fuel surcharges are subject to the risk of customer acceptance.
     In addition to managing the impact of higher lead and other commodity costs on the Company’s results, the key elements of the

Company’s underlying business plans and ongoing strategies are:
     (i) Successful execution and completion of the Company’s ongoing restructuring plans, and organizational realignment of divisional and corporate functions resulting in further headcount reductions, principally in selling, general and administrative functions globally;
     (ii) Actions to improve the Company’s liquidity and operating cash flow through aggressive working capital reduction plans, the sales of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives, and closely managing capital expenditures; and
     (iii) Continuing to reduce costs, improve customer service and increase satisfaction through enhanced quality and reduced lead times. The Company is continuing to drive these strategies through its Take Charge initiative, including a limited engagement with the principal consultant to ensure maximum transferability of skills and knowledge from the consultant to the Company to ensure sustainability, as well as its EXCELL lean supply chain initiative, improved and focused supplier procurement initiatives across the Company and reductions in salaried headcount and discretionary spending.
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
Results of Operations
Three months ended December 31, 2006 compared with three months ended December 31, 2005
Overview
     Net loss for the third quarter of fiscal 2007 was $11.2 million as compared to the third quarter of fiscal 2006 net loss of $27.7 million. Third quarter fiscal 2007 results include a $10.9 million increase in gross profit due to higher average selling prices and improved efficiencies, partially offset by higher lead costs. Expenses increased $0.8 million due a $1.0 million increase in selling, marketing and advertising expense and a $4.4 million increase in interest expense, partially offset by a $4.2 million decrease in Other (income)/expense. Restructuring costs were $6.3 million in the third quarter of fiscal 2007 compared to $6.5 million in the third quarter of fiscal 2006. In addition, net loss on asset sales/disposals of $9.7 million and $9.6 million and foreign currency remeasurement (gain) loss of ($6.4) million and $0.8 million have been recognized in Other (income) expense, net in the third quarter of fiscal 2007 and 2006, respectively. The Company also recorded a tax benefit of $2.9 million for the third quarter of fiscal 2007 as compared to a $3.5 million provision in the third quarter of fiscal 2006.
Net Sales
     Net sales were $769.7 million in the third quarter of fiscal 2007 as compared to $733.4 million in the third quarter of fiscal 2006. Foreign currency translation positively impacted net sales in the third quarter of fiscal 2006 by approximately $34.9 million. Net sales, excluding foreign currency translation impact, were $1.4 million higher as a result of stronger Industrial Energy demand in Europe and ROW, partially offset by weaker Transportation demand in both North America and Europe and ROW, and weaker Industrial Energy demand in North America in the network power market. Lower demand was substantially offset by the impact of favorable pricing actions in all of the Company’s segments. Much of the lower unit volumes in both of our Transportation segments can be attributed to our pricing strategy of driving customer profitability to more appropriate levels or severing relationships where reasonable profitability cannot be achieved.

			FAVORABLE (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	December 31, 2006	December 31, 2005	TOTAL	Related	Related
	(in thousands)
Transportation
North America	$234,329	$237,650	$(3,321)	—	$(3,321)
Europe & ROW	236,588	219,709	16,879	17,500	(621)

	470,917	457,359	13,558	17,500	(3,942)

Industrial Energy
North America	61,764	67,292	(5,528)	—	(5,528)
Europe & ROW	237,062	208,791	28,271	17,364	10,907

	298,826	276,083	22,743	17,364	5,379

TOTAL	$769,743	$733,442	$36,301	$34,864	$1,437

Transportation North America’s net sales were $234.3 million in the third quarter of fiscal 2007 as compared to $237.7 million in the third quarter of fiscal 2006. Net sales decreased $3.3 million or 1.4 % due to a focus on customer profitability and higher average selling prices, which has resulted in weaker demand, but higher gross profit. Transportation North America has experienced lower volumes in original equipment and aftermarket sales, in part, as a result of the Company’s efforts to rationalize unprofitable customers. Although the Company has been focused on cost cutting efforts, it has also been increasing its efforts to pass on commodity cost increases to its customers. In many cases the Company has been successful in passing on these costs, although on a lag basis. In cases where the Company has not been successful, it has determined that rather than continue to absorb customer losses it would not accept further business from certain of these customers. During the three months ended December 31, 2006, the Company experienced lower volumes of approximately $33.0 million resulting from this effort.
     Transportation Europe and ROW’s net sales were $236.6 million in the third quarter of fiscal 2007 as compared to $219.7 million in the third quarter of fiscal 2006. Foreign currency translation positively impacted net sales in the third quarter of fiscal 2007 by approximately $17.5 million. Excluding the impact of foreign currency translation, net sales decreased $0.6 million or 0.3% due to reduced unit sales in its aftermarket channels, partially offset by higher original equipment (“OE”) volumes and the overall impact of favorable pricing actions.
     Industrial Energy North America’s net sales in the third quarter of fiscal 2007 were $61.8 million as compared to $67.3 million in the third quarter of fiscal 2006. Net sales decreased $5.5 million or 8.2% due to weaker network power demand, partially offset by volume growth in motive power and the favorable impact of lead related and other pricing actions.
     Industrial Energy Europe and ROW’s net sales in the third quarter of fiscal 2007 were $237.1 million as compared to $208.8 million in the third quarter of fiscal 2006. Foreign currency translation positively impacted net sales in the third quarter of fiscal 2007 by approximately $17.4 million. Excluding the impact of foreign currency translation, net sales increased $10.9 million, or 5.2% due to stronger network power demand and higher average selling prices due to lead and other related pricing actions.
Gross Profit
     Gross profit was $129.7 million, or 16.9% of net sales in the third quarter of fiscal 2007 as compared to $118.8 million, or 16.2% of net sales in the third quarter of fiscal 2006. Foreign currency translation positively impacted gross profit in the third quarter of fiscal 2007 by approximately $4.8 million. Excluding the impact of foreign currency, gross profit increased $6.0 million due to higher average selling prices as a result of lead and other related pricing actions and by improved efficiencies, offset by higher lead costs (average LME prices were up 55.1% to $1,627 per metric ton in the third quarter of fiscal 2007 as compared to $1,049 per metric ton in the third quarter of fiscal 2006).

	For the Three Months Ended		For the Three Months Ended
	December 31, 2006		December 31, 2005		FAVORABLE (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(in thousands)
Transportation
North America	$47,015	20.1%	$27,184	11.4%	$19,831	—	$19,831
Europe & ROW	27,593	11.7%	33,646	15.3%	(6,053)	1,953	(8,006)

	74,608	15.8%	60,830	13.3%	13,778	1,953	11,825

Industrial Energy
North America	13,616	22.0%	14,089	20.9%	(473)	—	(473)
Europe & ROW	41,481	17.5%	43,914	21.0%	(2,433)	2,891	(5,324)

	55,097	18.4%	58,003	21.0%	(2,906)	2,891	(5,797)

TOTAL	$129,705	16.9%	$118,833	16.2%	$10,872	$4,844	$6,028

     Transportation North America’s gross profit was $47.0 million, or 20.1% of net sales in the third quarter of fiscal 2007 as compared to $27.2 million, or 11.4% of net sales in the third quarter of fiscal 2006 due to higher average selling prices partially offset by lower unit volume and higher lead and other commodity costs.
     Transportation Europe and ROW’s gross profit was $27.6 million, or 11.7% of net sales in the third quarter of fiscal 2007 as compared to $33.6 million, or 15.3% of net sales in the third quarter of fiscal 2006. Foreign currency translation positively impacted gross profit in the third quarter of fiscal 2007 by approximately $2.0 million. Excluding foreign currency translation, the decrease was primarily due to lower aftermarket sales volumes, a shift in customer demand from branded to lower-priced, non branded products, and to higher lead and other commodity costs, only partially recovered through higher selling prices.
     Industrial Energy North America’s gross profit was $13.6 million, or 22.0% of net sales in the third quarter of fiscal 2007 as compared to $14.1 million, or 20.9% of net sales in the third quarter of fiscal 2006. Gross profit was negatively impacted by weaker demand in Network Power. The gross margin improved due to higher pricing.
     Industrial Energy Europe and ROW’s gross profit was $41.5 million, or 17.5% of net sales in the third quarter of fiscal 2007 as compared to $43.9 million, or 21.0% of net sales in the third quarter of fiscal 2006. Foreign currency translation positively impacted Industrial Energy Europe and ROW gross profit in the third quarter of fiscal 2007 by approximately $2.9 million. Excluding the impact of foreign currency translation, gross profit was negatively impacted by higher lead and other commodity costs, partially offset by higher pricing.
Expenses
     Expenses were $142.4 million in the third quarter of fiscal 2007 as compared to $141.6 million in the third quarter of fiscal 2006. The stronger Euro and Pound Sterling currency translation unfavorably impacted expenses by approximately $6.7 million in the third quarter of fiscal 2007. Excluding foreign currency translation, expenses were $5.8 million lower in the third quarter of fiscal 2007 and included the following: (i) interest, net increased $4.4 million principally due to higher interest rates and higher debt levels; (ii) general and administrative expense decreased by $0.2 million due to the favorable impact of the Company’s cost reduction programs; and (iii) fiscal 2007 and fiscal 2006 third quarter expenses included net loss on asset sales/disposals of $9.7 million and $9.6 million, and foreign currency remeasurement (gain) loss of ($6.4) million and $0.8 million, included in Other (income) expense, net, respectively. Expenses included restructuring charges of $6.3 million in the third quarter of fiscal 2007 and $6.5 million in the third quarter of fiscal 2006.

			FAVORABLE (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	December 31, 2006	December 31, 2005	TOTAL	Related	Related
	(in thousands)
Transportation
North America	$29,917	$23,443	$(6,474)	—	$(6,474)
Europe & ROW	35,721	21,244	(14,477)	(2,825)	(11,652)

	65,638	44,687	(20,951)	(2,825)	(18,126)

Industrial Energy
North America	7,856	18,334	10,478	—	10,478
Europe & ROW	37,753	29,571	(8,182)	(2,768)	(5,414)

	45,609	47,905	2,296	(2,768)	5,064
Unallocated corporate expenses	31,202	49,028	17,826	(1,082)	18,908

TOTAL	$142,449	$141,620	$(829)	$(6,675)	$5,846

     Transportation North America’s expenses were $29.9 million in the third quarter of fiscal 2007 as compared to $23.4 million in the third quarter of fiscal 2006. The increase in expenses was primarily due to higher selling and marketing expense of $1.7 million, a $1.3 million increase in restructuring costs, and to $3.7 million of corporate costs that were allocated in the third quarter of fiscal 2007 which were not allocated in fiscal 2006.
     Transportation Europe and ROW’s expenses were $35.7 million in the third quarter of fiscal 2007 as compared to $21.2 million in the third quarter of fiscal 2006. Foreign currency translation unfavorably impacted Transportation Europe and ROW expenses in the third quarter of fiscal 2007 by approximately $2.8 million. Excluding foreign currency translation impact, expenses increased primarily due to $5.7 million of costs allocated in the third quarter of fiscal 2007 which were not allocated in fiscal 2006, and a $9.2 million fixed assets impairment charge relating to the closure of the Nanterre, France facility, partially offset by savings associated with headcount reductions, and other savings driven by an ongoing program to streamline administrative functions.
     Industrial Energy North America’s expenses were $7.9 million in the third quarter of fiscal 2007 as compared to $18.3 million in the third quarter of fiscal 2006. The decrease in expenses primarily relates to lower general and administrative expense and lower selling and advertising expenses, and $10.1 million of restructuring and impairment charges in fiscal 2006 associated with closing the Kankakee, Illinois facility, partially offset by $1.2 million of costs allocated in the third quarter of fiscal 2007 which were not allocated in fiscal 2006.
     Industrial Energy Europe and ROW’s expenses were $37.8 million in the third quarter of fiscal 2007 as compared to $29.6 million in the third quarter of fiscal 2006. Foreign currency translation unfavorably impacted Industrial Energy Europe and ROW expenses in the third quarter of fiscal 2007 by approximately $2.8 million. Excluding the impact of foreign currency translation, the increase in expenses primarily relates to $4.9 million of costs allocated in the third quarter of fiscal 2007 which were not allocated in fiscal 2006.
     Unallocated expenses, net, which include corporate expenses, interest expense, foreign currency translation losses (gains), and losses (gains) on revaluation of warrants, were $31.2 million in the third quarter of fiscal 2007 as compared to $49.0 million in the third quarter of fiscal 2006. Corporate expenses were $13.4 million and $31.6 million in the third quarter of fiscal 2007 and fiscal 2006, respectively. This decrease was primarily due to the allocation of approximately $15.5 million of costs to the business segments in the third quarter of fiscal 2007 which were not allocated in the third quarter of fiscal 2006, combined with the favorable impact of the Company’s cost reduction programs, consisting primarily of headcount reductions. Interest expense, net increased $4.4 million to $22.8 million in the third quarter of fiscal 2007 as compared to $18.4 million in the third quarter of fiscal 2006, principally due to higher debt levels and higher interest rates. In addition, Foreign currency remeasurement (gain) loss was ($6.4) million in fiscal 2007 as compared to $0.8 million in fiscal 2006, primarily due to strengthening of the Euro as compared to the U.S. dollar, and (gain) loss on revaluation of warrants was unfavorable approximately $3.0 million, changing to a $1.3 million loss in fiscal 2007 compared to a $1.7 million gain in fiscal 2006.
Loss before reorganization items, income taxes, and minority interest
     The components affecting loss before reorganization items, income taxes, and minority interest are as discussed above.

	For the Three Months Ended		For the Three Months Ended
	December 31, 2006		December 31, 2005
		Percent of		Percent of	FAVORABLE/
	TOTAL	Net Sales	TOTAL	Net Sales	(UNFAVORABLE)
	(in thousands)
Transportation
North America	$17,098	7.3%	$3,741	1.6%	$13,357
Europe & ROW	(8,128)	-3.4%	12,402	5.6%	(20,530)

	8,970	1.9%	16,143	3.5%	(7,173)

Industrial Energy
North America	5,760	9.3%	(4,245)	-6.3%	10,005
Europe & ROW	3,728	1.6%	14,343	6.9%	(10,615)

	9,488	3.2%	10,098	3.7%	(610)

Other	(31,202)	n/a	(49,028)	n/a	17,826

TOTAL	$(12,744)	-1.7%	$(22,787)	-3.1%	$10,043

Reorganization items
     Reorganization items, net, represent amounts the Company incurred and continues to incur as a result of the 2002 Chapter 11 filing. See Note 4 to the Condensed Consolidated Financial Statements.
Income Taxes
     In the third quarter of fiscal 2007, the Company recorded an income tax benefit of $2.9 million on pre-tax loss of $14.0 million. In the third quarter of fiscal 2006, an income tax provision of $3.5 million was recorded on a pre-tax loss of $24.1 million. The effective tax rate was 21.1% and (15.1%) in the third quarter of fiscal 2007 and 2006, respectively. The effective tax rate for the third quarter of fiscal 2007 and 2006 was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe, New Zealand and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., the United Kingdom, Italy, Spain, and France. The effective tax rate for the third quarter of fiscal 2007 was impacted by the recognition of $25.5 million of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy. In addition, the effective tax rate for the third quarter of fiscal 2007 was impacted by a settlement between Exide’s Dutch subsidiary and Dutch tax authorities, reducing by $4.4 million previously paid taxes to the Netherlands.
Nine months ended December 31, 2006 compared with nine months ended December 31, 2005
Overview
     Net loss for the first nine months of fiscal 2007 was $84.2 million as compared to the first nine months of fiscal 2006 net loss of $96.4 million. The primary drivers of the improvement include higher gross profit, lower general and administrative expense, and lower selling expenses, partially offset by higher restructuring charges and interest expense. Gross profit increased $19.8 million due to the gross margin increasing to 16.2% for the first nine months of fiscal 2007 from 15.6% in fiscal 2006. The first nine months of fiscal 2007 include a $4.7 million decrease in general and administrative expenses, a $3.2 million decrease in selling expense, and a $16.6 million increase in interest expense. The first nine months of fiscal 2007 results also include a $24.4 million favorable change in foreign currency remeasurement (gain) loss to a $10.6 million gain in fiscal 2007 as compared to a $13.8 million loss in fiscal 2006, a $4.5 million increase in loss on asset sales to $16.7 million in fiscal 2007 as compared to $12.2 million in fiscal 2006, a $6.1million increase in restructuring costs to $22.2 million in fiscal 2007 as compared to $16.1 million in fiscal 2006, a $0.6 million decrease in continuing reorganization items in connection with the bankruptcy to $3.8 million in fiscal 2007 as compared to $4.4 million in fiscal 2006, and a $10.1 million unfavorable change in loss on revaluation of warrants to a $0.6 million loss in fiscal 2007 as compared to a $9.5 million gain in fiscal 2006.
Net Sales
     Net sales were $2,133.2 million in the first nine months of fiscal 2007 as compared to $2,089.3 million in the first nine months of fiscal 2006. Foreign currency translation positively impacted net sales in the first nine months of fiscal 2007 by approximately $48.9 million. Net sales excluding foreign currency translation impact were essentially flat as a result of lower volumes in the Company’s Transportation businesses and the Industrial Energy North America business, partially offset by higher pricing across the Company and volume in the Company’s Industrial Energy Europe and ROW business.

			FAVORABLE (UNFAVORABLE)
	For the Nine Months Ended			Currency	Non-Currency
	December 31, 2006	December 31, 2005	TOTAL	Related	Related
	(in thousands)
Transportation
North America	$676,550	$681,799	$(5,249)	—	$(5,249)
Europe & ROW	606,277	587,054	19,223	24,177	(4,954)

	1,282,827	1,268,853	13,974	24,177	(10,203)

Industrial Energy
North America	199,684	207,770	(8,086)	—	(8,086)
Europe & ROW	650,721	612,636	38,085	24,727	13,358

	850,405	820,406	29,999	24,727	5,272

TOTAL	$2,133,232	$2,089,259	$43,973	$48,904	$(4,931)

     Transportation North America’s net sales were $676.6 million in the first nine months of fiscal 2007 as compared to $681.8 million in the first nine months of fiscal 2006, a decrease of $5.2 million or 0.8% due to lower unit volume in both the aftermarket and original equipment channels as a result of the Company’s efforts to rationalize unprofitable customers, partially offset by the favorable impact of pricing.
     Transportation Europe and ROW’s net sales were $606.3 million in the first nine months of fiscal 2007 as compared to $587.1 million in the first nine months of fiscal 2006. Foreign currency translation positively impacted net sales in the first nine months of fiscal 2007 by approximately $24.2 million. Excluding the impact of foreign currency translation, net sales decreased $5.0 million or 0.8% due to lower unit sales in the aftermarket channel, partially offset by higher original equipment volumes and the impact of pricing actions.
     Industrial Energy North America’s net sales in the first nine months of fiscal 2007 were $199.7 million as compared to $207.8 million in the first nine months of fiscal 2006. Net sales decreased $8.1 million or 3.9% due to lower volumes in the telecommunication market, partially offset by strong growth in the material handling channel and the favorable impact of pricing actions.
     Industrial Energy Europe and ROW’s net sales in the first nine months of fiscal 2007 were $650.7 million as compared to $612.6 million in the first nine months of fiscal 2006. Foreign currency translation positively impacted net sales in the first nine months of fiscal 2007 by approximately $24.7 million. Excluding the impact of foreign currency translation, net sales increased $13.4 million or 2.2% due to higher volumes in the telecommunications channel and higher average selling prices due to pricing actions.
Gross Profit
     Gross profit was $344.8 million, or 16.2% of net sales in the first nine months of fiscal 2007 as compared to $324.9 million, or 15.6% of net sales in the first nine months of fiscal 2006. Foreign currency translation positively impacted gross profit in the first nine months of fiscal 2006 by approximately $6.8 million. Gross profit was positively impacted by higher average selling prices, partially offset by higher lead costs (average LME prices were up 33.8% to $1,306.00 per metric ton in the first nine months of fiscal 2007 as compared to $976.00 per metric ton in the first nine months of fiscal 2006), and increases in other commodity costs.

	For the Nine Months Ended		For the Nine Months Ended
	December 31, 2006		December 31, 2005		FAVORABLE (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(in thousands)
Transportation
North America	$116,632	17.2%	$86,580	12.7%	$30,052	—	$30,052
Europe & ROW	68,595	11.3%	76,311	13.0%	(7,716)	2,720	(10,436)

	185,227	14.4%	162,891	12.8%	22,336	2,720	19,616

Industrial Energy
North America	45,272	22.7%	41,140	19.8%	4,132	—	4,132
Europe & ROW	114,286	17.6%	120,911	19.7%	(6,625)	4,081	(10,706)

	159,558	18.8%	162,051	19.8%	(2,493)	4,081	(6,574)

TOTAL	$344,785	16.2%	$324,942	15.6%	$19,843	$6,801	$13,042

     Transportation North America’s gross profit was $116.6 million, or 17.2% of net sales in the first nine months of fiscal 2007 as compared to $86.6 million, or 12.7% of net sales in the first nine months of fiscal 2006. The increase in gross profit is the result of higher average selling prices, partially offset by lower unit volume in both the original equipment and aftermarket channels.
     Transportation Europe and ROW’s gross profit was $68.6 million, or 11.3% of net sales in the first nine months of fiscal 2007 as compared to $76.3 million, or 13.0% of net sales in the first nine months of fiscal 2006. Foreign currency translation positively impacted gross profit in the first nine months of fiscal 2007 by approximately $2.7 million. Excluding the impact of foreign currency translation, the decrease was primarily due to lower aftermarket sales volumes, a shift in sales to non-branded, lower margin product and higher lead and other commodity costs, only partially recovered through higher average selling prices.
     Industrial Energy North America’s gross profit was $45.3 million, or 22.7% of net sales in the first nine months of fiscal 2007 as compared to $41.1 million, or 19.8% of net sales in the first nine months of fiscal 2006. Gross profit improved due to higher selling prices in both the telecommunications and material handling channels.
     Industrial Energy Europe and ROW’s gross profit was $114.3 million, or 17.6% of net sales in the first nine months of fiscal 2007 as compared to $120.9 million, or 19.7% of net sales in the first nine months of fiscal 2006. Foreign currency translation positively impacted Industrial Energy Europe and ROW gross profit in the first nine months of fiscal 2007 by approximately $4.1 million. Excluding the impact of foreign currency translation, the decrease in gross profit was due to higher lead and other commodity costs not fully recovered through price increases.
Expenses
     Expenses were $422.8 million in the first nine months of fiscal 2007 as compared to $414.3 million in the first nine months of fiscal 2006. Expenses included restructuring charges of $22.2 million in the first nine months of fiscal 2007 and $16.1 million in the first nine months of fiscal 2006. Stronger foreign currency translation unfavorably impacted expenses by approximately $9.8 million in the first nine months of fiscal 2007. The increase in expenses was also impacted by the following matters: (i) interest expense, net increased $16.6 million due to higher debt levels and higher rates; (ii) selling, marketing, and advertising expenses decreased by $3.2 million; (iii) general and administrative expense decreased by $4.7 million due to the favorable impact of the Company’s cost reduction programs; (iv) foreign currency remeasurement (gain) loss of ($10.6) million and $13.8 million included in Other (income) expense, net; (v) (gain) loss on revaluation of warrants of $0.6 million and ($9.5) million, and (vi) net loss on asset sales/disposals of $16.7 million and $12.3 million, respectively.

			FAVORABLE (UNFAVORABLE)
	For the Nine Months Ended			Currency	Non-Currency
	December 31, 2006	December 31, 2005	TOTAL	Related	Related
	(in thousands)
Transportation
North America	$98,523	$75,181	$(23,342)	—	$(23,342)
Europe & ROW	90,059	61,085	(28,974)	(3,757)	(25,217)

	188,582	136,266	(52,316)	(3,757)	(48,559)

Industrial Energy
North America	26,709	36,022	9,313	—	9,313
Europe & ROW	108,041	89,570	(18,471)	(4,066)	(14,405)

	134,750	125,592	(9,158)	(4,066)	(5,092)

Unallocated corporate expenses	99,516	152,432	52,916	(1,952)	54,868

TOTAL	$422,848	$414,290	$(8,558)	$(9,775)	$1,217

     Transportation North America’s expenses were $98.5 million in the first nine months of fiscal 2007 as compared to $75.2 million in the first nine months of fiscal 2006. The increase in expenses was primarily due to $11.1 million of costs allocated in the first nine months of fiscal 2007 which were not allocated in fiscal 2006, $7.7 million higher restructuring costs and a $7.1 million write off / disposal of fixed assets both of which related to the closure of the Shreveport Louisiana facility.
     Transportation Europe and ROW’s expenses were $90.1 million in the first nine months of fiscal 2007 as compared to $61.1 million in the first nine months of fiscal 2006. Foreign currency translation unfavorably impacted Transportation Europe and ROW expenses in the first nine months of fiscal 2007 by approximately $3.8 million. Excluding foreign currency translation impact, the increase was due to $16.5 million of costs allocated in the first nine months of fiscal 2007 which were not allocated in fiscal 2006, combined with a $9.5 million fixed asset impairment charge related to the closure of the Nanterre, France facility in fiscal 2007 and

$3.3 million higher restructuring costs.
     Industrial Energy North America’s expenses were $26.7 million in the first nine months of fiscal 2007 as compared to $36.0 million in the first nine months of fiscal 2006. Excluding $3.5 million of costs allocated in the first nine months of fiscal 2007 which were not allocated in fiscal 2006, expenses decreased due to lower selling, marketing and advertising expense and included prior year restructuring charges of $10.1 million associated with the closure of the Kankakee, Illinois facility.
     Industrial Energy Europe and ROW’s expenses were $108.0 million in the first nine months of fiscal 2007 as compared to $89.6 million in the first nine months of fiscal 2006. Foreign currency translation unfavorably impacted Industrial Energy Europe and ROW’s expenses in the first nine months of fiscal 2006 by approximately $4.1 million. Excluding foreign currency translation impact, the increase in expenses was primarily attributable to $15.0 million of costs allocated in the first nine months of fiscal 2007 which were not allocated in fiscal 2006.
Unallocated expenses, net, which include corporate expenses, interest expense, foreign currency remeasurement losses (gains), and losses (gains) on revaluation of warrants, were $99.5 million in the first nine months of fiscal 2007 as compared to $152.4 million in the first nine months of fiscal 2006. This decrease was primarily due to the allocation of approximately $46.2 million of costs to the business segments for the first nine months of fiscal 2007 which were not allocated for the first nine months of fiscal 2006, combined with the favorable impact of the Company’s cost reduction programs, primarily through headcount reductions. Fiscal 2007 and 2006 first nine months expenses included a (gain) loss on revaluation of warrants of ($0.6) million and $9.5 million, respectively. Fiscal 2007 and 2006 first nine months expenses also included foreign currency remeasurement (gain) loss of ($10.6) million and $12.7 million, respectively. Corporate expenses were $41.8 million and $98.0 million in the first nine months of fiscal 2007 and fiscal 2006, respectively. This decrease was due to the change in corporate expense allocation discussed above. Interest expense, net was $67.7 million in the first nine months of fiscal 2007 as compared to $51.2 million in the first nine months of fiscal 2006. The increase is due to higher debt levels and higher interest rates.
Loss before reorganization items, income taxes, and minority interest
     The components affecting Loss before reorganization items, income taxes, and minority interest are as discussed above.

	For the Nine Months Ended		For the Nine Months Ended
	December 31, 2006		December 31, 2005
		Percent of		Percent of	FAVORABLE/
	TOTAL	Net Sales	TOTAL	Net Sales	(UNFAVORABLE)
	(in thousands)
Transportation
North America	$18,109	2.7%	$11,399	1.7%	$6,710
Europe & ROW	(21,464)	-3.5%	15,226	2.6%	(36,690)

	(3,355)	-0.3%	26,625	2.1%	(29,980)

Industrial Energy
North America	18,563	9.3%	5,118	2.5%	13,445
Europe & ROW	6,245	1.0%	31,341	5.1%	(25,096)

	24,808	2.9%	36,459	4.4%	(11,651)

Other	(99,516)	n/a	(152,432)	n/a	52,916

TOTAL	$(78,063)	-3.7%	$(89,348)	-4.3%	$11,285

Reorganization items
     Reorganization items, net, represent amounts the Company incurred and continues to incur as a result of the Chapter 11 filing. See Note 4 to the Condensed Consolidated Financial Statements.
Income Taxes
In the first nine months of fiscal 2007, the Company recorded an income tax provision of $1.9 million on pre-tax loss of $81.8 million. In the first nine months of fiscal 2006, an income tax provision of $2.6 million was recorded on a pre-tax loss of $89.3 million. The effective tax rate was (2.3%) and (3.0%) in the first nine months of fiscal 2007 and 2006, respectively. The effective tax rate for the first nine months of fiscal 2007 and fiscal 2006 was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe, New Zealand and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., the United Kingdom, Italy, Spain, and France. The effective tax rate for the first nine months of fiscal 2007 was impacted by the recognition of

$68.4 million of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy. In addition, the effective tax rate for the first nine months of fiscal 2007 was impacted by a settlement between Exide’s Dutch subsidiary and Dutch tax authorities, reducing by $4.4 million previously paid taxes to the Netherlands.
Liquidity and Capital Resources
     As of December 31, 2006, the Company had total liquidity of $126.3 million, consisting of cash and cash equivalents of $64.6 million, availability under the Revolving Loan Facility of $58.7 million (net of a $3.5 million letter of credit in the process of execution at that date), and availability under other loan facilities of $3.0 million. This compares with total liquidity on March 31, 2006 of $63.6 million comprised of cash and cash equivalents of $32.2 million, availability under the Revolving Loan Facility of $29.7 million, and availability under other loan facilities of $1.7 million. At February 2, 2007, total liquidity was approximately $108.8 million, consisting of availability under the revolving loan facility and other loan facilities of $63.2 million and an estimated $45.6 million in cash and cash equivalents. It should be noted that cash and cash equivalents fluctuate substantially on a daily basis due in part to the timing of account receivable collections and the timing of disbursement clearing, and are subject to the monthly reconciliation process of the Company’s numerous global accounts.
     On September 18, 2006, the Company closed a $75.0 million rights offering and a $50.0 million private sale of additional equity shares to certain investors. The Company generated approximately $117.9 million from the rights offering and sale of additional equity shares after deducting offering expenses.
     As of February 2, 2007, the Company believes, based upon its financial forecast and plans that it will comply with the Credit Agreement covenants for at least the period through December 31, 2007. The Company has suffered recurring losses and negative cash flows from operations. Additionally, given the Company’s past financial performance in comparison to its budgets and forecasts, there is no assurance the Company will be able to meet these budgets and forecasts and be in compliance with one or more of the debt covenants of its Credit Agreement. These uncertainties with respect to the Company’s past performance in comparison to its budgets and forecasts and its ability to maintain compliance with its financial covenants throughout fiscal 2006 resulted in the Company’s receiving a going concern modification to the audit opinion for fiscal 2006. Failure to comply with the Credit Agreement covenants, without waiver, would result in a default under the Credit Agreement. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Should the Company be in default, it is not permitted to borrow under the Credit Agreement, which would have a very negative effect on liquidity. Although the Company has been able to obtain waivers of prior defaults, there can be no assurance that it can do so in the future or, if it can, what the cost and terms of obtaining such waivers would be. Future defaults would, if not waived, allow the Credit Agreement lenders to accelerate the loans and declare all amounts due and payable. Any such acceleration would also result in a default under the Indentures for the Company’s notes and their potential acceleration.
     Generally, the Company’s principal sources of liquidity are cash from operations, borrowings under the Credit Agreement, and proceeds from any asset sales which are not used to repay Credit Agreement debt. The Credit Agreement requires that the proceeds from asset sales be used for the pay down of Term Loans, except for specific exceptions which permit the Company to retain 100% of the proceeds of specified non-core asset sales, of which approximately $22.0 million remain as of December 31, 2006.
     On May 5, 2004, the Company entered into a $600.0 million Credit Agreement which included a $500.0 million Multi-Currency Term Loan Facility and a $100.0 million Multi-Currency Revolving Loan Facility, including a letter of credit sub-facility of up to $40.0 million. The Credit Agreement is the Company’s most important source of liquidity outside of its cash flows from operations. The Revolving Loan Facility matures on May 5, 2009 and the Term Loan Facility matures on May 5, 2010. The Term Loan Facility and Revolving Loan Facility bear interest at LIBOR plus 6.25% per annum. The weighted average interest rate at December 31, 2006 and March 31, 2006 was 10.2% and 10.6%, respectively. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are collateralized by substantially all of the assets of the Company and the subsidiary guarantors.
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
     In March 2005, the Company issued $290.0 million in aggregate principal amount of 10.5% Senior Secured Notes due 2013. Interest of $15.2 million is payable semi-annually on March 15 and September 15. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100.0% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35.0% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The Indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets. Under the Indenture, proceeds from asset sales (to the extent in excess of a $5.0 million threshold) must be applied to offer to repurchase notes to the extent such proceeds exceed $20.0 million in the aggregate and are not applied within 365 days to retire Credit Agreement borrowings or the Company’s pension contribution obligations that are secured by a first priority lien on the Company’s assets or to make investments or capital expenditures.
     Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at December 31, 2006 and March 31, 2006 was 3.9% and 3.4%, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per $1,000 principal amount at maturity at an initial conversion price of $17.37, which was reduced, as a result of the $75.0 million rights offering, to a conversion price of $16.42 per share, subject to further adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third party tender offers. Under a change in control, holders of the Floating Rate Convertible Senior Subordinated Notes have the right to require the Company to purchase the notes for an amount equal to their principal amount plus accrued and unpaid interest. Alternatively, if the holders elect to convert their notes in connection with a change in control in cases where 10.0% or more of the fair market value of the consideration received for the shares or the Company’s common stock consists of cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per $1,000 principal amount of notes.
     At December 31, 2006, the Company had outstanding letters of credit with a face value of $41.3 million, which includes a letter of credit in the amount of $3.5 million which was in the process of execution at that date, and surety bonds with a face value of $27.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including, but not limited to, environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at December 31, 2006, pursuant to the terms of the agreement, was $20.2 million.
     At December 31, 2006, the Company was in compliance with covenants contained in the Credit Agreement and Indenture agreements that cover the Senior Secured Notes and Floating Rate Convertible Senior Subordinated Notes.
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
     Sources Of Cash
     The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of asset sales.
     Cash flows used in operating activities were $35.1 million during the first nine months of fiscal 2007 and $44.4 million during the first nine months of fiscal 2006. Comparative cash flows were positively impacted by lower net cash used by operating activities before working capital changes and improved working capital management primarily from favorable customer receivable collections and lower inventory purchases for the first nine months of fiscal 2007, partially offset by $18.2 million of higher pension contributions, mainly to underfunded U.S. pension plans.
     The Company also generated $3.4 million and $19.6 million in cash from the sale of non-core assets in the first nine months of fiscal 2007 and fiscal 2006, respectively. Asset sales principally relate to the sale of surplus land and buildings.
     Cash flows provided by financing activities were $90.9 million and $25.2 million in the first nine months of fiscal 2007 and fiscal 2006, respectively. Cash flows provided by financing activities in the first nine months of fiscal 2007 relate primarily to the $117.9 million in proceeds from the Company’s rights offering and additional equity sale (discussed in note 16), partially offset by $27.7 million of payments to reduce Senior Credit Facility borrowings. For the first nine months of fiscal 2006, cash flows provided by financing activities related primarily to an increase in European borrowings.
     Total debt at December 31, 2006 was $685.4 million, as compared to $701.0 million at March 31, 2006. See Note 8 to the

Condensed Consolidated Financial Statements for the composition of such debt.
     Going forward, the Company’s principal sources of liquidity will be cash provided by operations, borrowings under the Credit Agreement and proceeds from any asset sales. The Credit Agreement requires that the proceeds from asset sales are mandatorily required to be applied to the pay down of Term Loans, except for specific exceptions contained in the Credit Agreement as amended, which permit the Company to retain $30.0 million of proceeds from the sale of specified non-core assets. The Credit Agreement includes identified assets with an estimated value of approximately $100.0 million, 50.0% of the net proceeds of which would be retained by the Company if disposed.
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
     The Company intends to use the proceeds of the rights offering and private placement to provide additional liquidity for capital expenditures, restructuring costs, general corporate purposes and working capital. Such restructuring costs are principally severance and other expenses related to staff reductions in selling, marketing and general and administrative functions, primarily in Europe, and consolidation of the Company’s operations and the elimination of other redundancies in plants and equipment throughout its business.
     Restructuring costs of $26.6 million and $34.6 million were paid during the first nine months of fiscal 2007 and 2006, respectively. The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2007, including payment of remaining accrued restructuring costs of approximately $5.4 million at December 31, 2006. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity. For further discussion see Note 14 to the Condensed Consolidated Financial Statements.
Capital expenditures were $29.0 million and $37.9 million during the first nine months of fiscal 2007 and 2006, respectively.
     The estimated fiscal 2007 pension plan contributions are $62.8 million and other post-retirement contributions are $2.8 million. For the nine months ended December 31, 2006, the Company paid $48.9 million of the $62.8 million required pension plan contributions. Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. The Company received a temporary waiver from the Internal Revenue Service (“IRS”) of such minimum funding requirements for calendar years 2003 and 2004, amounting to approximately $50.0 million, net. The Company granted the Pension Benefit Guaranty Corporation (“PBGC”) a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries. The temporary waiver provides for the Company’s minimum contributions for those years to be paid over a five-year period through 2010. At December 31, 2006 the Company owed approximately $ 31.4 million relating to these amounts previously waived.
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
     As of December 31, 2006, the Company had outstanding foreign currency forward contracts totaling $1.5 million with varying maturities of January 4, 8, and 29 of 2007.
Purchase Commitment
     In October 2006, the Company entered into various natural gas purchase agreements totaling $9.0 million for certain of its North American facilities. The agreements are effective through March 2007. The agreements require the Company to purchase a committed amount of natural gas at a monthly fixed price, which the Company believes it will consume in its normal course of operations during the period November 2006 to March 2007.
Financial Instruments and Market Risk
     From time to time, the Company uses forward contracts to economically hedge certain currency exposures and certain lead purchasing requirements. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not apply hedge accounting to such commodity contracts as prescribed by SFAS 133. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rates, currency and certain lead purchasing requirements in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not, and does not intend to enter into contracts for speculative purposes nor be a party to any leveraged instruments.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. In virtually all cases, the arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $42.3 million and $41.0 million of foreign currency trade accounts receivable as of December 31, 2006 and March 31, 2006, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Changes to the quantitative and qualitative market risks as of December 31, 2006 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for further information.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, and including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective, because of the material weaknesses discussed below. In light of the material weaknesses described within the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we performed additional analysis and other post-closing procedures as of December 31, 2006 to ensure our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
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
          With the exception of the remediation actions described below, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. Our management has discussed the material weaknesses described in our Annual Report and other deficiencies with our audit committee. In an effort to remediate the identified material weaknesses and other deficiencies, we continue to implement changes to our internal control over financial reporting including the following:
•	Several corporate level accounting and finance review practices have been implemented to improve oversight into regional accounting issues, including more adequate global review of balance sheet accounts requiring judgment and estimates;

•	Hiring additional accounting and audit personnel to focus on our ongoing remediation initiatives and compliance efforts;

•	Ensuring our inventory controls operate as designed;

•	Ensuring our controls over investments in affiliates operate as designed;

•	Engaging expert resources to assist with worldwide tax planning and compliance; and

•	Re-allocating and/or relocating duties of accounting and finance personnel to enhance segregation of duties.

•	Completion of the following relating to managements assessment of the adequacy of the Company’s internal controls over financial reporting for its fiscal year 2007:
•	Management believes it has remediated substantially all deficiencies identified during its fiscal 2006 evaluation process.

•	Management completed an update of the Company’s FY2007 process documentation, which included the performance of walk-throughs of key processes to confirm and validate process flows and key controls were adequately documented.

•	During the period October, 2006 through mid-January, 2007, the Company completed initial management testing of all of the Company’s key controls. Deficiencies identified by management have been reviewed and assessed by a Deficiency Control Team consisting of the Senior VP and Corporate Controller, the VP Internal Audit and the respective global and European Directors of Controls and Compliance. As a result of the assessment, management does not believe any of the deficiencies would give rise to material errors in the financial statements. Noted deficiencies are being remediated as identified, and such deficiencies are planned to be remediated in the fourth fiscal quarter.
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
     Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the Company’s ability to comply with the covenants in its debt agreements or obtain waivers of noncompliance, (v) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (vi) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (vii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (viii) competitiveness of the battery markets in North America and Europe, (ix) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (x) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xi) the Company’s exposure to fluctuations in interest rates on its variable debt, (xii) the Company’s ability to maintain and generate liquidity to meet its operating needs, (xiii) general economic conditions, (xiv) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xv) the Company’s reliance on a single supplier for its polyethylene battery separators, (xvi) the Company’s ability to successfully pass along increased material costs to its customers, (xvii) the Company’s ability to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, (xviii) , the loss of one or more of the Company’s major customers for its industrial or transportation products, and (xix) the Company’s significant pension obligations over the next several years.
     Therefore, the Company cautions each reader of this Report carefully to consider those factors set forth above and those factors described in Part II, Item 1A. Risk Factors below, because such factors have, in some instances, affected and in the future could affect the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.
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
     Lead is the primary material by weight used in the manufacture of batteries, representing approximately one-third of the Company’s cost of goods sold. Average lead prices quoted on the London Metal Exchange (“LME”) have risen dramatically, increasing from $976.00 per metric ton for the first nine months of fiscal 2006 to $1,306.00 per metric ton for the first nine months of fiscal 2007. As of February 2, 2007, lead prices quoted on the LME were $1,697.00 per metric ton. If the Company is unable to increase the prices of its products proportionate to the increase in raw material costs, the Company’s gross margins will decline. The Company cannot provide assurance that it will be able to hedge its lead requirements at reasonable costs or that the Company will be able to pass on these costs to its customers. Increases in the Company’s prices could also cause customer demand for the Company’s products to be reduced and net sales to decline. The rising cost of lead requires the Company to make significant investments in inventory and accounts receivable, which reduces amounts of cash available for other purposes, including making payments on its notes and other indebtedness. The Company also consumes significant amounts of steel and other materials in its manufacturing process and incurs energy costs in connection with manufacturing and shipping of its products. The market prices of these materials are also subject to fluctuation, which could further reduce the Company’s available cash.
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
•	The going concern modification received from the Company’s independent registered public accounting firm could cause adverse reactions from the Company’s creditors, vendors, customers and others.

•	The Company is subject to a preliminary SEC inquiry.

•	The Company is subject to fluctuations in exchange rates and other risks associated with its non-U.S. operations which could adversely affect the Company’s results of operations.

•	The Company’s liquidity is affected by the seasonality of its business. Warm winters and cool summers adversely affect the Company.

•	Decreased demand in the industries in which the Company operates may adversely affect its business.

•	The loss of the Company’s sole supplier of polyethylene battery separators would have a material adverse effect on the Company’s business.

•	Many of the industries in which the Company operates are cyclical.

•	The Company is subject to pricing pressure from its larger customers.

•	The Company faces increasing competition and pricing pressure from other companies in its industries, and if the Company is unable to compete effectively with these competitors, the Company’s sales and profitability could be adversely affected.

•	If the Company is not able to develop new products or improve upon its existing products on a timely basis, the Company’s business and financial condition could be adversely affected.

•	The Company may be adversely affected by the instability and uncertainty in the world financial markets and the global economy, including the effects of turmoil in the Middle East.

•	The Company may be unable to successfully implement its business strategy, which could adversely affect its results of operations and financial condition.

•	The Company is subject to costly regulation in relation to environmental, health and safety matters, which could adversely affect its business and results of operations.

•	The EPA or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

•	The Company may be adversely affected by legal proceedings to which the Company is, or may become, a party.

•	The Company’s ability to operate its business effectively could be impaired if the Company fails to attract and retain experienced key personnel.

•	Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s operations.

•	The Company’s substantial indebtedness could adversely affect its financial condition.

•	The Company’s internal control over financial reporting was not effective as of March 31, 2006.

•	Restrictive covenants restrict the Company’s ability to operate its business and to pursue the Company’s business strategies, and its failure to comply with these covenants could result in an acceleration of its indebtedness.

•	The Company has large pension contributions required over the next several years.

•	Holders of the Company’s common stock are subject to the risk of dilution of their investment as the result of the issuance of additional shares of common stock and warrants to purchase common stock to holders of pre-petition claims to the extent the reserve of common stock and warrants established to satisfy such claims is insufficient.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
     On October 20, 2006, the Company issued 4,314 shares of common stock and 10,820 warrants to purchase common stock at a price of $30.31. The shares and warrants were issued pursuant to the Plan of Reorganization under Section 1145 of the U.S. Bankruptcy Code.
Item 3. Defaults Upon Senior Securities
None
Item 4.Submission of Matters to a Vote of Security Holders
None
Item 5.Other Information
None
Item 6. Exhibits
10.1	Compromise Agreement between CMP Batteries Limited (a subsidiary of Exide Technologies) and Neil Bright, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K dated November 6, 2006.

* 31.1	Certification of Gordon Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Francis M. Corby, Jr., Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

* 32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
        (*) Filed with this document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/S/ Francis M. Corby, Jr.

Francis M. Corby, Jr.
Executive Vice President and
Chief Financial Officer

Date: February 7, 2007