Form 10-K
period 2007-03-31
EXIDE TECHNOLOGIES
filed 2007-06-11
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant as of September 29, 2006 was $226,415,000

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 8, 2007, 60,688,319 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held on August 22, 2007 is incorporated by reference in Part III to the extent described therein.

EXIDE TECHNOLOGIES

EXIDE TECHNOLOGIES

PART I

Item 1.	Business

Overview and General Discussion of the Business

Exide Technologies is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at 13000 Deerfield Parkway, Building 200, Alpharetta, Georgia 30004.

The Company is one of the largest manufacturers of lead acid batteries in the world, with fiscal 2007 net sales of approximately $2.9 billion. The Company’s operations in (a) the Americas and (b) Europe and Rest of World (“ROW”) represented approximately 41% and 59%, respectively, of fiscal 2007 net sales. Exide manufactures and supplies lead acid batteries for transportation and industrial applications worldwide.

Unless otherwise indicated or unless the context otherwise requires, references to any “fiscal year” refer to the year ended March 31 of that year (e.g., “fiscal 2007” refers to the period beginning April 1, 2006 and ending March 31, 2007, “fiscal 2006” refers to the period beginning April 1, 2005 and ending March 31, 2006, and “fiscal 2005” refers to the period beginning April 1, 2004 and ending March 31, 2005). Unless the context indicates otherwise, the “Company,” “Exide,” “we” or “us” refers to Exide Technologies and its subsidiaries.

Narrative Description of Business

The Company is a global leader in stored electrical energy solutions and one of the world’s largest manufacturers of lead acid batteries used in transportation, motive power, network power, and military applications. The Company reports its financial results through four principal business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW. See Note 20 to the Consolidated Financial Statements for financial information regarding these segments.

Transportation

Transportation batteries include ignition and lighting batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, boats, and other applications. The market for transportation batteries is divided between sales to aftermarket customers and original equipment manufacturers (“OEM”s).

The Company is among the leading suppliers of transportation batteries to the aftermarket and to the OEM market for a variety of applications. Transportation batteries represented 60% of the Company’s net sales in fiscal 2007. Within the transportation segments, aftermarket sales represented approximately 76% of net sales and OEM sales represented 24%. The Company’s principal batteries sold in the transportation market are primarily represented by the following brands: Centra, DETA, Exide, Exide NASCAR Select, Exide Select Orbital, Fulmen, Tudor, and private labels. The Company also sells batteries for marine and recreational vehicles, including the following products:

• Exide Select Orbital Marine	A battery that brings all the advantages of the Company’s patented spiral wound technology to the marine market, maintains nearly a full charge during the off-season, and can be quickly recharged. This battery is also sealed, making it ideal for closed environments (such as inside a boat hull).
• Nautilus Gold Dual Purpose Stowaway Dual Purpose	A combination battery, replacing separate starting and deep cycle batteries in two-battery marine and recreational vehicle systems.
• Nautilus Mega Cycle Stowaway Deep Cycle	A high performance, dual terminal battery.
• Stowaway Nautilus	A battery that employs technology to satisfy the power requirements of large engines, sophisticated electronics and on-board accessories.
• Stowaway Powercycler	A completely sealed, valve regulated (“VRLA”) battery with absorptive glass mat (“AGM”) technology and prismatic plates that offers features and benefits similar to the Exide Select Orbital, and was the first sealed, AGM battery introduced into the marine battery market.

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

Aftermarket sales are driven by a number of factors, including the number of vehicles in use, average battery life, average age of vehicles, average miles driven, weather conditions, and population growth. Aftermarket demand historically has been less cyclical than OEM demand due to the three to five-year replacement cycle. Some of the Company’s major aftermarket customers include Wal-Mart, NAPA, CSK Auto Inc., Tractor Supply, Canadian Tire, ADI, and GAUI. In addition, the Company is also a supplier of authorized replacement batteries for major manufacturers including John Deere, Renault/Nissan and PACCAR.

OEM sales are driven in large part by new vehicle build rates, which are driven by consumer demand for vehicles. The OEM market is characterized by an increasing preference by OEMs for suppliers with established global production capabilities that can meet their needs as they expand internationally and increase platform standardization across multiple markets. The Company supplies batteries for four of the 10 top-selling vehicles in the United States of America (“U.S.”) and three of the 10 top-selling vehicles in Europe. Select customers include Ford, International Truck & Engine, Fiat, the PSA group (Peugeot S.A./Citroën), Case/New Holland, BMW, John Deere, Volkswagen, and Toyota.

Transportation Americas

In the Americas, the Company sells aftermarket transportation products through various distribution channels, including mass merchandisers, auto parts outlets, wholesale distributors, and battery specialists, and sells OEM transportation products through dealer networks. The Company’s operations in the U.S. and Canada include a network of 82 branches that sell and distribute batteries and other products to the Company’s distributor channel network, battery specialists, national account customers retail stores, and OEM dealers. In addition, these branches collect spent batteries for the Company’s six recycling centers.

With its six recycling centers, the Company is the largest recycler of lead in North America. The recycling centers of the Company supply secondary lead that is present in greater than 98% of Exide’s Transportation and Industrial products manufactured in North America as well as supplying lead to a variety of external customers. These operations also recover and recycle plastic materials that are used to produce new Exide battery covers and cases. With a constant focus on environmental compliance, safety, and technology, Exide is committed to being a leader in the successful and responsible activity of recycling lead and plastic to produce products that provide value to consumers and industry.

In the Americas, the Company’s transportation aftermarket battery products include the following:

• Orbital® Starting or Deep Cycle Batteries	Advanced recombinant technology and construction designed to withstand temperature extremes for reliable performance.
• NASCAR Extreme	Cast AG9 Technology designed for longer life performance in high temperature climates. Product has been tested best in class in all climates.
• NASCAR Select 84 Automotive Batteries	Race-proven, Stabl-Lok® Insulation prevents shorts and prolongs battery life. Also adds a measure of protection against high underhood temperatures and punishing vibration.
• Commercial Batteries	Batteries designed specifically for heavy duty applications such as long haul, short haul, stop-and-go, and off road.
• Lawn & Garden/Garden Tractor/Utility Batteries	Consistent, maintenance-free starting power. Perfect for light duty, garden tractor, utility, snow blower and snowmobile applications.
• Nautilus® Marine Batteries	Manual Starting, Marine/RV Dual Purpose and Marine/Deep Cycle.
• Exide® Ordnance Batteries	Dry charged. Each plate is electrically charged to suspend the stored energy for unusually long periods; until ready for activation. A quick charge will bring this battery to 100% readiness.
• Exide NASCAR Select	Officially licensed by NASCAR.
• Golf Car/Electric Vehicle Batteries	Thicker, 5% antimony plates ensure slower discharge/recharge cycles, withstand high internal heat and improve cycle life.

Transportation Europe and ROW

The Company sells aftermarket batteries primarily through battery wholesalers, OEM dealer networks, hypermarkets, service installers, purchasing groups in Europe, and oil companies. Wholesalers and OEM dealers have traditionally represented the majority of this market, but supermarket chains, replacement-parts stores (represented by purchasing groups), and hypermarkets have become increasingly important. Battery wholesalers now sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers, and supermarkets throughout Europe.

In Europe, the Company has five major Company-owned brands: Exide and Tudor, which are promoted as pan-European brands, and DETA, Centra and Fulmen, which have strong local recognition levels. In the European market, the Company generally offers transportation batteries in five categories:

• Basic Model	Marketed under private label brand names in France, Germany, and Spain, under the Basic name in Italy, and various names in other markets.
• Upgrade Model	Marketed under the Classic mark, which carries a 24-month warranty, and marketed under the Equipe name in France, the Classic name in Germany, the Leader name in Italy, the Tudor name in Spain, and various other names in other markets.
• Premium Model	Marketed under the Formula name in France, the Millennium 3 name in Spain, the Top Start Plus name in Germany, the Ultra name in Italy, the Ultra brand in the United Kingdom, and under various other names in other markets.
• STR/STE	Approved for use by BMW and was included in some models beginning with the 2000 model year.
• Maxxima	The equivalent of the Exide Select Orbital.

Industrial Energy

The Company’s Industrial Energy segments supply both motive power and network power applications. Industrial Energy batteries represented 40% of the Company’s net sales in fiscal 2007. Within the Industrial Energy segments, Motive Power sales represented approximately 60% of net Industrial sales and Network Power sales represented approximately 40% of net Industrial sales.

The motive power battery market is divided into the OEM market, which is comprised of the manufacturers of electric vehicles, and the replacement market, which includes large users of such electric vehicles and original equipment dealer networks. The Company’s sales are split equally between OEM’s and aftermarket.

Motive power batteries are used in the materials handling industry for forklift trucks and electric counter balance trucks, pedestrian pallet trucks, low level order pickers, turret trucks, tow tractors, reach trucks, and very narrow aisle (“VNA”) trucks, and in other industries, including machinery in the floor cleaning market, the powered wheelchair market, mining locomotives, and electric road vehicles. The Company also offers a complete range of battery chargers and associated equipment for the operation and maintenance of battery-powered vehicles. Motive power batteries have useful lives lasting an average of five years.

The Company’s motive power batteries are composed of 2-volt cells assembled in numerous configurations and sizes to provide capacities ranging from 30 Ah to 1500 Ah. Battery construction for the motive power markets ranges from flooded flat plate and tubular to recombinant AGM and gel. The Company pioneered the development of recombinant valve regulated lead acid batteries in both AGM and gel constructions. These batteries provide major advantages to users by eliminating the need to add water or mix the electrolyte in order to physically maintain the batteries, and by providing flexibility in packaging and transport. The Company’s motive power products also include systems solutions such as intelligent chargers, automatic watering systems, and fleet management devices to meet a wide spectrum of customer application requirements.

Network power (also known as standby, stationary, or reserve) batteries are used for back-up power applications to ensure continuous power supply in case of main (primary) power failure or outage. Network power batteries are used to provide back-up power for use with telecommunications systems, computer installations, hospitals, process control, air traffic control, security systems, utility, railway and military applications. Telecommunications applications include central and local switching systems, satellite stations, wireless base stations and mobile switches, optical fiber repeating boxes, cable TV transmission boxes, and radio transmission stations.

The Company’s network power battery products are generally sold principally to communications/data, end users, industrial, and military and are used for back-up power applications. Network power batteries are designed to offer service lives ranging from 5 to 20 years depending on construction and application.

There are two primary network power lead acid battery technologies: valve-regulated (“VRLA”, or sealed) and vented (flooded). There are two types of VRLA technologies — AGM and gel. These technologies are described as follows:

Vented (flooded):	This technology is used in applications requiring high reliability but with the ability to allow for regular maintenance. The construction involves positive flat or tubular positive plates. The transparent containers and accessible internal construction features of these batteries allow end users to check the battery’s physical condition.

VRLA /AGM:	This technology utilizes an electrolyte immobilized in an absorbent glass mat separator. This technology, offering higher energy density than gel, is particularly well adapted to high rate applications and is designed to offer up to a 20-year service life, depending on environment and application.

VRLA gel:	This technology utilizes a gel electrolyte. VRLA batteries have replaced other types of network power batteries because they can enhance safety and reduce maintenance compared to vented batteries and can be used in both vertical and horizontal positions. The Sonnenschein gel technology offers the advantages of high reliability and long life. The gel product range offers a wide range of capabilities including heat resistance, deep discharge resistance, long shelf life, and high cyclic performance.

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

The Company offers a global product line that is marketed under the following five brands associated with product type and technology:

• Absolyte:	Large 2-volt cells, incorporating AGM technology, for long duration (e.g. telecommunications) and short duration applications.

• Classic:	Primarily 2-volt and some multi-cell vented (or flooded) products for a wide range of applications.

• Marathon:	Single- and multi-cell AGM monobloc batteries for long duration applications.

• Sonnenschein:	Multi-cell monoblocs and 2-volt cells, incorporating gel technology.

• Sprinter:	Multi-cell AGM monobloc batteries for short duration, high discharge rate applications

The Company’s major network power battery customers for telecommunications services include China Mobile, AT&T, Deutsche Telecom, Singapore Telecom, Telecom Italia, Telefonica of Spain, Verizon Wireless, and Vodafone. Major telecommunications OEM customers include Alcatel, Emerson Electric, Ericsson, Motorola, Nortel, Siemens, and Tyco. UPS OEM’s include Liebert and MGE. The Company is the sole supplier to the U.S. Navy for submarine batteries. In addition, the Company supplies batteries for military vehicles (i.e. tanks and personnel carriers) to the German army, and other armies. The Company promotes its products through technical seminars, trade shows, and technical literature.

Industrial Energy Americas

Motive Power

Motive power products are sold primarily to independent lift truck dealers or directly to national accounts or end users. The Company’s primary motive power customers in the Americas include Crown, NACCO, Target, Toyota, and WalMart. Motive power products and services are distributed in the Americas by sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives who provide local service on their own behalf.

Network Power

Network power products and services are distributed in the Americas by sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives who provide local service on their own behalf. The Company’s primary network power customers in the Americas include AT&T, Emerson Electric, Nortel, and the U.S. Navy.

Industrial Energy Europe and ROW

Motive Power

The Company distributes motive power products and services in Europe through in-house sales and service organizations in each country and utilizes distributors and agents for export of products from Europe to ROW. Motive power products in Europe are also sold to a wide range of customers in the aftermarket, ranging from large industrial companies and retail distributors to small warehouse and manufacturing operations. Motive power batteries are also sold in complete packages, including batteries, chargers and, with a growing number of customers, on-site service. The Company’s major OEM motive power customers include the Linde Group (now owned by the KION Group), the Jungheinrich Group, and Toyota.

Network Power

The Company distributes network power products and services in Europe through in-house sales and service organizations in each country. In Australia and New Zealand, batteries and chargers are distributed through in-house sales and service organizations. In Asia, products are distributed through independent distributors. The Company utilizes distributors, agents, and direct sales for export of products from Europe and North America to ROW.

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

EXCELL

The Company implemented EXCELL to systematically reduce and ultimately eliminate waste and to implement the concepts of continuous flow and customer pull throughout the entire Company’s supply chain.

The EXCELL framework follows lean production techniques and process improvements, and is also designed to prioritize improvement initiatives that drive quality improvement and customer satisfaction while achieving all business objectives of the Company. The Company’s Take Charge! initiative, which is an integral component of the EXCELL framework, is designed to identify waste in the Company’s manufacturing and distribution processes, and to implement changes to enhance productivity and throughput while reducing investment in inventories.

Quality Management System (QMS)

The Company’s QMS was developed to streamline and standardize the global quality systems so that key measurements could be evaluated to drive best practices as it continues to pursue improved EXCELL certifications across all facilities. The QMS plays a major role as the Company strives to achieve world-class product quality.

The Company’s quality process begins in the design phase with an in-depth understanding of customer and application requirements. The Company’s products are designed to the required performance, industry, and customer quality standards using design processes, tools, and materials to achieve reliability and durability. The Company’s commitment to quality continues through the manufacturing process. The Company has quality audit processes and standards in each of its production and distribution facilities. The Company’s quality process extends throughout the entire product lifecycle and operation in service.

Most of the Company’s major production facilities are approved under ISO 9000 or TS 16949 quality systems standards. The Company has obtained ISO 14001 Environmental Health & Safety (“EH&S”) certification at eight of its manufacturing plants and also has received quality certifications and awards from a number of OEM and aftermarket customers.

Research and Development

The Company is committed to developing new and technologically advanced products, services, and systems that provide superior performance and value to customers. To support this commitment, the Company focuses on developing opportunities across its global markets.

In addition the Company also operates a number of product and process-development centers of excellence around the world. These centers work cooperatively to define and improve the Company’s product design and production processes. By leveraging this network, the Company is able to transfer technologies, product and process knowledge among its various operating facilities, thereby adapting best practices from around the world for use throughout the Company.

In addition to in-house efforts, the Company continues to pursue the formation of potential alliances and collaborative partnerships to develop energy-management systems for automotive electrical and electronic architectures for the global OEM market. In addition, the Company has various development activities targeted at the industrial and military markets.

Patents, Trademarks and Licenses

The Company owns or has a license to use various trademarks that are valuable to its business. The Company believes these trademarks and licenses enhance the brand recognition of the Company’s products. The Company currently owns approximately 300 trademarks and licenses from others the right to use approximately 20 trademarks worldwide. For example, the Company licenses the NASCAR mark from NASCAR, and the Exide mark in the United Kingdom and Ireland from Chloride Group Plc. The Company also acts as licensor under certain licenses. For example, EnerSys, Inc. is licensed to use the EXIDE mark on industrial battery products in certain countries, subject to the outcome of the litigation discussed below. The Company’s license with NASCAR will expire on December 31, 2011.

The Company has generated a number of patents in the operation of its business and currently owns all or a partial interest in approximately 375 patents and applications for patents pending worldwide. Although the Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to the Company’s market competitiveness, currently no patent is individually material to the operation of the business or the Company’s financial condition.

In March 2003, the Company brought legal proceedings in the Bankruptcy Court to reject certain agreements relating to EnerSys, Inc.’s right to use the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. In April 2006, the Court granted the Company’s request to reject those agreements. EnerSys, Inc. has appealed this decision. For further information regarding this matter, see Note 13 to the Consolidated Financial Statements.

Manufacturing, Raw Materials and Suppliers

Lead is the primary material used in the manufacture of the Company’s lead acid batteries, representing approximately 40% of the cost of goods produced. The Company obtains substantially all of its North American lead requirements through the operation of six secondary lead recycling plants, which reclaim lead by recycling spent lead acid batteries. In North America, spent batteries are obtained for recycling primarily from the Company’s customers, through the Company-owned branch networks and from outside spent-battery collectors. In Europe, lead requirements of battery manufacturers, including the Company, are principally obtained from third party suppliers.

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

Competition

Transportation Segments

The Americas and European transportation markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service and warranty. Well-recognized brand names are also important for aftermarket customers who do not purchase private label batteries. Most sales are made without long-term contracts.

In the Americas transportation aftermarket, the Company believes it has the second largest market position. Other principal competitors in this market are Johnson Controls, Inc. and East Penn Manufacturing. Price competition in this market has been severe in recent years. Competition is strongest in the auto parts retail and mass merchandiser channels where large customers use their buying power to negotiate lower prices.

The largest competitor in the Americas transportation OEM market is Johnson Controls, Inc. Due to technical and production qualification requirements, OEMs change battery suppliers less frequently than aftermarket customers, but because of their purchasing size, can influence market participants to compete on price and other terms.

The Company also has the overall second largest market position in Europe in transportation batteries. The Company’s largest competitor in the transportation markets is Johnson Controls, Inc. The European battery markets, particularly in the transportation OEM market, have experienced severe price competition. In addition, the strength of the Euro in the Company’s European markets has resulted in competitive pricing pressures from Asian imports, negatively impacting average selling prices.

Industrial Energy Segments

Motive Power

The Company is one of the major players in the global motive power battery market. Competitors in Europe include EnerSys, Inc., Hoppecke, BAE, and MIDAC. Competitors in the Americas include EnerSys, Inc., C&D Technologies and East Penn Manufacturing. In Asia, GS/Yuasa, Shinkobe, and EnerSys, Inc. are the major competitors, with GS/Yuasa being the market leader. The Company currently serves markets in countries such as Brazil, China, and India on a limited basis through export sales.

Quality, product performance, in-service reliability, delivery, and price are important differentiators in the motive power market. Well-known brands are also important and the Company’s Chloride Motive Power, DETA, GNB, Sonnenschein, and Tudor are among the leading brands in the world. In addition, the Company has developed a range of low maintenance batteries (the Liberator series) that are combined with a matched range of Exide-regulated or high frequency chargers that work together to reduce customers’ operating costs.

Network Power

The Company is one of the major players in the global network power battery market. The major competitor in Europe is EnerSys, Inc. Competitors in the Americas include C&D Technologies, EnerSys, Inc., and East Penn Manufacturing. In Asia, GS/Yuasa, Shinkobe, and EnerSys, Inc. are the major competitors.

Quality, reliability, delivery, and price are important differentiators in the network power market, along with technical innovation and responsive service. Brand recognition is also important, and the Company’s Absolyte, Classic, Marathon, Sonnenschein, and Sprinter are among the leading brands in the world.

Environmental, Health and Safety Matters

As a result of its manufacturing, distribution, and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational safety, and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”). For a discussion of the legal proceedings relating to environmental, health and safety matters, see Note 13 to the Consolidated Financial Statements.

Employees

Total worldwide employment was approximately 13,862 at March 31, 2007, compared to approximately 13,982 at March 31, 2006.

Americas

As of March 31, 2007, the Company employed approximately 1,452 salaried employees and approximately 4,274 hourly employees in the Americas, primarily in the U.S. Approximately 59% of these salaried employees are engaged in sales, service, marketing, and administration and approximately 41% in manufacturing and engineering. Approximately 22% of the Company’s hourly employees in the Americas are represented by unions. Relations with the unions are generally good. Union contracts covering approximately 438 of the Company’s domestic employees expire in fiscal 2008, and the remainder thereafter.

Europe and ROW

As of March 31, 2007, the Company employed approximately 2,897 salaried employees and approximately 5,239 hourly employees outside of the Americas, primarily in Europe. Approximately 67% of these salaried employees are engaged in sales, service, marketing, and administration and approximately 33% in manufacturing and engineering. The Company’s hourly employees in Europe and ROW are generally represented by unions. The Company meets regularly with the European Works Councils. Relations with the unions are generally good. Contracts covering most of the Company’s union employees generally expire on various dates through fiscal 2008.

Executive Officers of the Registrant

Gordon A. Ulsh (61) President, Chief Executive Officer and member of the Board of Directors. Mr. Ulsh was appointed in to his current position in April 2005. From 2001 until March 2005, Mr. Ulsh was Chairman, President and CEO of Texas-based FleetPride Inc., the nation’s largest independent aftermarket distributor of heavy-duty truck parts. Prior to joining FleetPride in 2001, Mr. Ulsh worked with Ripplewood Equity Partners, providing analysis of automotive industry segments for investment opportunities. Earlier, he served as President and Chief Operating Officer of Federal-Mogul Corporation in 1999 and as head of its Worldwide Aftermarket Division in 1998. Prior to Federal-Mogul, he held a number of leadership positions with Cooper Industries, including Executive Vice President of its automotive products segment. Mr. Ulsh joined Cooper’s Wagner Lighting business unit in 1984 as Vice President of Operations, following 16 years in manufacturing and engineering management at Ford Motor Company. Mr. Ulsh is a director of OM Group, Inc.

Mitchell S. Bregman (53) President, Industrial Energy Americas. Mr. Bregman joined Exide in September 2000 in connection with the Company’s acquisition of GNB. He has served in his current role since March 2003 and prior to that was President Global Network Power. Mr. Bregman joined GNB in 1979. He served for 12 years as a Vice President with various responsibilities with GNB Industrial Power and nine years with GNB’s Transportation Division.

Joel Campbell (60) President, Industrial Energy Europe. Mr. Campbell joined Exide in February 2006 as Vice President & General Manager North American Recycling. Between August 1999 and February 2006, Mr. Campbell was retired. From 1998 to 1999, Mr. Campbell served as Senior Vice President — North American Aftermarket at Tenneco. Mr. Campbell also previously served in several executive positions at Cooper Industries from 1988 to 1998, including President of Cooper Automotive. Mr. Campbell has more than 30 years of management experience with various manufacturing companies.

Francis M. Corby Jr. (63) Executive Vice President and Chief Financial Officer. Mr. Corby joined the Company in March 2006. Mr. Corby most recently served as Senior Vice President and Chief Financial Officer at GST AutoLeather from 2004 to 2005. Mr. Corby served as Executive Vice President and Chief Financial Officer at Guide Corporation from 2001 through 2004. Mr. Corby served as Executive Vice President at Frederick & Company from 2000 through 2001. From 1986 to 1999, Mr. Corby was the Chief Financial Officer at Harnischfeger Industries, Inc., most recently with the title of Executive Vice President for Finance and Administration.

Philip A. Damaska (52) Senior Vice President and Corporate Controller. Mr. Damaska joined the Company in January 2005 as Vice President, Finance, was appointed Vice President and Corporate Controller in September, 2005 and was named Senior Vice President and Corporate Controller in March 2006. Prior to joining the Company, Mr. Damaska served in numerous capacities with Freudenberg-NOK from 1996 through 2004, most recently as President of Corteco, an automotive and industrial seal supplier that is part of the partnership’s global group of companies.

George S. Jones, Jr. (54) Executive Vice President — Human Resources and Communications. Mr. Jones joined the Company in July 2005. From 1974 to 2004, Mr. Jones served in several executive positions at Cooper Industries, most recently as Vice President — Operations at the Lighting Division from 1997 to 2004.

Edward J. O’Leary (51) President, Transportation Americas since June 6, 2005. Prior to joining the Company, Mr. O’Leary served as President — The Americas at Oetiker Inc. From 2002 to 2004, Mr. O’Leary served in a consulting capacity with Jag Management Consultants. Mr. O’Leary served as Chief Executive Officer of iStarSystems from 2000 to 2002, and served as Vice President Sales and Distribution — The Americas at Federal-Mogul Corp. from 1998 to 1999.

Rodolphe Reverchon (48) President, Transportation Europe. Mr. Reverchon joined the Company in 2003 as Vice President — Operations Europe. From 1996 to 2003, Mr. Reverchon served in a number of capacities at Bosch Chassis & Systems as European Manufacturing Director, Plant Manager and Manufacturing Quality Manager Europe.

Backlog

The Company’s order backlog at March 31, 2007 was approximately $34 million for Industrial Energy Americas and $148 million for Industrial Energy Europe and ROW. The Company expects to fill all of March 31, 2007 backlogs during fiscal 2008. The Transportation backlog at March 31, 2007 was not significant.

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

The following is a summary of certain transactions which became effective on the Effective Date pursuant to consummation of the Plan.

•	Except to the extent otherwise provided in the Plan, all notes, instruments, certificates, and other documents evidencing (i) the Company’s 10% senior notes due 2005, (ii) the Company’s 2.9% convertible notes due 2005, (iii) equity interests in the Debtors, including, but not limited to, all issued, unissued, authorized or outstanding shares or stock, together with any warrants, options or contract rights to purchase or acquire such interests at any time, were canceled, and the obligations of the Debtors thereunder or in any way related thereto were discharged.

•	The Company was authorized to issue (i) 25 million shares of new common stock, par value $0.01 per share for distribution in accordance with the Plan, and (ii) warrants initially exercisable for 6.25 million shares of new common stock (the “Warrants”). Pursuant to the terms of the Plan, the common stock and Warrants are being distributed as follows:

•	Holders of pre-petition Senior Secured Global Credit facility claims received, collectively, 22.5 million shares of new common stock; and

•	Holders of general unsecured claims received, collectively, 2.5 million shares of new common stock and Warrants to purchase 6.25 million shares of new common stock at $32.11 per share, adjusted to 6.6 million shares with a exercise price of $30.31 per share based on the closing of the $75 million rights offering and $50 million private sale of common stock in September 2006. Approximately 13.4% of such new common stock and Warrants was reserved for distribution for disputed claims under the Plan’s claim reconciliation and allowance procedures.

As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and Warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of such objections. Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is an inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs or other environmental injuries are highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims produce little or no proof of fault on which the Company can assess its potential liability. Such claimants often either fail to specify a determinate amount of damages or provide little or no basis for the alleged damages. In some cases, the Company is still seeking additional information needed for a claims assessment and information that is unknown to the Company at the current time may significantly affect the Company’s assessment regarding the adequacy of the reserve amounts in the future.

As general unsecured claims have been allowed in the bankruptcy court, the Company has distributed approximately one share of the Company’s common stock per $383.00 in allowed claim amount and approximately one Warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the common stock and Warrants allocated to holders of general unsecured claims on the effective date of the Plan, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock and Warrants will be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.

•	Holders of administrative claims, claims derived from the Company’s $500 million secured super priority debtor-in-possession senior secured credit agreement and priority tax claims were paid in full in cash pursuant to the terms of the Plan.

Available Information

The Company maintains a website on the Internet at www.exide.com. The Company makes available free of charge through its website, by way of a hyperlink to a third-party Securities Exchange Commission (“SEC”) filing website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. Such information is available as soon as reasonably practicable after it is filed with the SEC. The SEC website (www.sec.gov) contains reports, proxy and other statements, and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Additionally, the Company’s Code of Ethics may be accessed within the Investor Relations section of its website. Amendments and waivers of the Code of Ethics will also be disclosed within four business days on the website. Information found in the Exide website is neither part of this annual report on Form 10-K nor any other report filed with the SEC.

Item 1A.  Risk Factors

The Company has experienced significant increases in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse impact on the Company.

Lead is the primary material used in the manufacture of batteries, representing approximately 40% of the Company’s cost of goods sold. Average lead prices quoted on the London Metal Exchange (“LME”) have risen dramatically, increasing from $1,041 per metric ton for fiscal 2006 to $1,426 per metric ton for fiscal 2007. As of June 8, 2007, lead prices quoted on the LME were $2,255 per metric ton. If the Company is unable to increase the prices of its products proportionate to the increase in raw material costs, the Company’s gross margins will decline. The Company cannot provide assurance that it will be able to hedge its lead requirements at reasonable costs or that the Company will be able to pass on these costs to its customers. Increases in the Company’s prices could also cause customer demand for the Company’s products to be reduced and net sales to decline. The rising cost of lead requires the Company to make significant investments in inventory and accounts receivable, which reduces amounts of cash available for other purposes, including making payments on its notes and other indebtedness. The Company also consumes significant amounts of polypropylene, steel and other materials in its manufacturing process and incurs energy costs in connection with manufacturing and shipping of its products. The market prices of these materials are also subject to fluctuation, which could further reduce the Company’s available cash.

The Company remains subject to a preliminary SEC inquiry.

The Enforcement Division of the SEC is conducting a preliminary inquiry into statements the Company made during fiscal 2005 about its ability to comply with fiscal 2005 loan covenants and the going concern qualification in the audit report in the Company’s annual report on Form 10-K for fiscal 2005, which the Company filed with the SEC in June 2005. This preliminary inquiry remains in process, and should it result in a formal investigation, it could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

The Company is subject to fluctuations in exchange rates and other risks associated with its non-U.S. operations which could adversely affect the Company’s results of operations.

The Company has significant manufacturing operations in, and exports to, several countries outside the U.S. Approximately 59% of the Company’s net sales for fiscal 2007 were generated in Europe and ROW with the vast majority generated in Europe in Euros and British Pounds. Because such a significant portion of the Company’s operations are based overseas, the Company is exposed to foreign currency risk, resulting in uncertainty as to future assets and liability values, and results of operations that are denominated in foreign currencies. The Company invoices foreign sales and service transactions in local currencies, using actual exchange rates during the period, and translates these revenues and expenses into U.S. dollars at average monthly exchange rates. Because a significant portion of the Company’s net sales and expenses are denominated in foreign currencies, the depreciation of these foreign currencies in relation to the U.S. dollar could adversely affect the Company’s reported net sales and operating margins. The Company translates its non-U.S. assets and liabilities into U.S. dollars using current rates as of the balance sheet date. Therefore, foreign currency depreciation against the U.S. dollar would result in a decrease of the Company’s net investment in foreign subsidiaries.

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

The Company’s financial performance depends, in part, on conditions in the automotive, material handling, and telecommunications industries, which, in turn, are generally dependent on the U.S. and global economies. As a result, economic and other factors adversely affecting production by OEMs and their customers’ spending could adversely impact the Company’s business. Relatively modest declines in customer purchases from the Company could have a significant adverse impact on its profitability because the Company has substantial fixed production costs. If the Company’s OEM and large aftermarket customers reduce their inventory levels, and reduce their orders, the Company’s performance would be significantly adversely impacted. In this environment, the Company cannot predict future production rates or inventory levels or the underlying economic factors. Continued uncertainty and unexpected fluctuations may have a significant negative impact on the Company’s business.

The remaining portion of the Company’s battery sales are of aftermarket batteries. The factors influencing demand for automotive replacement batteries include: (1) the number of vehicles in use; (2) average battery life; (3) the average age of vehicles and their operating environment; (4) average miles driven, (5) weather conditions; and (6) population growth and overall economic conditions. Any significant adverse change in any one of these factors may have a significant negative impact on the Company’s business.

The loss of the Company’s sole supplier of polyethylene battery separators would have a material adverse effect on the Company’s business.

The Company relies exclusively on a single supplier to fulfill its needs for polyethylene battery separators — a critical component to many of the Company’s products. There is no second source that could readily provide the volume of polyethylene separators used by the Company. As a result, any major disruption in supply from this supplier would have a material adverse impact on the Company. If the Company is not able to maintain a good relationship with this supplier, or if for reasons beyond the Company’s control the supplier’s service were disrupted, the Company’s business may experience a significant negative impact.

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

The Company competes with a number of major domestic and international manufacturers and distributors of lead acid batteries, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of its industry and consolidation among industrial purchasers, the Company has been subjected to continual and significant pricing pressures. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service, and warranty. In addition, the Company is experiencing heightened competitive pricing pressure as Asian producers, which are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in the Company’s major markets.

If the Company is not able to develop new products or improve upon its existing products on a timely basis, the Company’s business and financial condition could be adversely affected.

The Company believes that its future success depends, in part, on the ability to develop, on a timely basis, new technologically advanced products or improve on the Company’s existing products in innovative ways that meet or exceed its competitors’ product offerings. Maintaining the Company’s market position will require continued investment in research and development and sales and marketing. Industry standards, customer expectations, or other products may emerge that could render one or more of the Company’s products less desirable or obsolete. The Company may be unsuccessful in making the technological advances necessary to develop new products or improve its existing products to maintain its market position. If any of these events occur, it could cause decreases in sales and have an adverse effect on the Company’s business and financial condition.

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

The Company’s ability to achieve its business and financial objectives is subject to a variety of factors, many of which are beyond the Company’s control. For example, the Company may not be successful in increasing its manufacturing and distribution efficiency through productivity, process improvements and cost reduction initiatives. Further, the Company may not be able to realize the benefits of these improvements and initiatives within the time frames the Company currently expects. In addition, the Company may not be successful in increasing the Company’s percentage of captive arrangements and spent battery collections or in hedging its lead requirements, leaving it exposed to fluctuations in the price of lead. Additionally, the

Company’s implementation of these strategies could be delayed due to limited liquidity. Any failure to successfully implement the Company’s business strategy could adversely affect results of operations and financial condition, and could further impair the Company’s ability to make certain strategic capital expenditures and meet its restructuring objectives.

The Company is subject to costly regulation in relation to environmental, health and safety matters, which could adversely affect its business and results of operations.

In the manufacture of its products throughout the world, the Company manufactures, distributes, recycles, and otherwise uses large amounts of potentially hazardous materials, especially lead and acid. As a result, the Company is subject to a substantial number of costly regulations, including limits on employee blood lead levels. In particular, the Company is required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the U.S. and other countries, including those governing emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; and the cleanup of contaminated properties and human health and safety. Compliance with these laws and regulations results in ongoing costs. The Company could also incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions, third party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at its facilities. In addition, many of the Company’s current and former facilities are located on properties with histories of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, the Company could become liable for the cost of investigating or remediating contamination at these properties if contamination requiring such activities is discovered in the future. The Company may become obligated to pay material remediation-related costs at its closed Tampa, Florida facility in the amount of approximately $12.5 million to $20.5 million, at the Columbus, Georgia facility in the amount of approximately $6 million to $9 million and at the Sonalur, Portugal facility in the amount of $2 million to $4 million.

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

The Environmental Protection Agency (“EPA”) or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The EPA or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s financial condition, cash flows or results of operations. The Company has previously been advised by the EPA or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at 97 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability and believes that it is probable that its liability for most of the remaining sites will be treated as disputed unsecured claims under the Company’s Plan. However, there can be no assurance that these matters will be discharged. In addition, the EPA, in the course of negotiating its pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35 million. The EPA has provided cost summaries for the past costs and an estimate of future costs that approximate the amounts in its notification. To the extent the EPA or other environmental authorities disputed the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that we would be successful in challenging any such actions.

The Company may be adversely affected by legal proceedings to which the Company is, or may become, a party.

The Company and its subsidiaries are currently, and may in the future become, subject to legal proceedings which could adversely affect its results of operations, liquidity and financial condition. See Note 13 to the Consolidated Financial Statements.

The cost of resolving the Company’s pre-petition disputed claims, including legal and other professional fees involved in settling or litigating these matters, could have a material adverse effect on its financial condition, cash flows and results of operations.

At March 31, 2007, there are approximately 750 pre-petition disputed unsecured claims on file in the bankruptcy case that remain to be resolved through the Plan’s claims reconciliation and allowance procedures. The Company established a reserve of common stock and warrants to purchase common stock for issuance to holders of these disputed unsecured claims as the claims are allowed by the bankruptcy court. Although these claims are generally resolved through the issuance of common stock and warrants from the reserve rather than cash payments, the process of resolving these claims through settlement or litigation requires considerable Company resources, including expenditures for legal and professional fees and the attention of Company personnel. These costs could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s operations.

At March 31, 2007, approximately 22% of the Company’s North American hourly employees and many of its non-U.S. employees were unionized. It is likely that a significant portion of the Company’s workforce will remain unionized for the foreseeable future. It is also possible that the portion of the Company’s workforce that is unionized may increase in the future. Contracts covering approximately 438 of the Company’s domestic employees will expire in fiscal 2008, and the remainder thereafter. In addition, contracts covering most of the Company’s union employees in Europe and ROW expire on various dates through fiscal 2008. Although the Company believes that its relations with employees are generally good, if conflicts develop between the Company and its employees’ unions in connection with the renegotiation of these contracts or otherwise, work stoppages or other labor disputes could result. A work stoppage at one or more of the Company’s plants, or a material increase in its costs due to unionization activities, may have a material adverse effect on the Company’s business. Work stoppages at the facilities of the Company’s customers or suppliers may also negatively affect the Company’s business. If any of the Company’s customers experience a material work stoppage, the customer may halt or limit the purchase of the Company’s products. This could require the Company to shut down or significantly reduce production at facilities relating to those products. Moreover, if any of the Company’s suppliers experience a work stoppage, the Company’s operations could be adversely affected if an alternative source of supply is not readily available.

The Company’s substantial indebtedness could adversely affect its financial condition.

The Company has a significant amount of indebtedness. As of March 31, 2007, the Company had total indebtedness, including capital leases, of approximately $684.5 million. The Company’s level of indebtedness could have significant consequences. For example, it could:

•	Limit the Company’s ability to borrow money to fund its working capital, capital expenditures, acquisitions and debt service requirements;

•	Substantially increase the Company’s vulnerability to changes in interest rates, because a substantial portion of its indebtedness bears interest at floating rates;

•	Limit the Company’s flexibility in planning for, or reacting to, changes in its business and future business opportunities;

•	Make the Company more vulnerable to a downturn in its business or in the economy;

•	Place the Company at a disadvantage to some of its competitors, who may be less highly leveraged; and

•	Require a substantial portion of the Company’s cash flow from operations to be used for debt payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.

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

The Company’s senior secured credit facility and the indenture governing its senior secured notes contain covenants that limit or restrict its ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to its growth strategy or otherwise important to the Company. The senior secured credit agreement and the indenture governing the Company’s senior secured notes limit or restrict, among other things, the Company’s ability and the ability of its subsidiaries to:

•	Incur additional indebtedness;

•	Pay dividends or make distributions on the Company’s capital stock or certain other restricted payments or investments;

•	Purchase or redeem stock;

•	Issue stock of the Company’s subsidiaries;

•	Make investments and extend credit;

•	Engage in transactions with affiliates;

•	Transfer and sell assets;

•	Effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of the Company’s assets; and

•	Create liens on the Company’s assets to secure debt.

In addition, the Company’s senior secured credit facility requires the Company to repay outstanding borrowings with portions of the proceeds the Company receives from certain sales of property or assets and specified future debt offerings. The Company’s ability to comply with these provisions may be affected by events beyond its control.

Any breach of the covenants in the Company’s senior secured credit agreement or the indenture governing its senior secured notes could cause a default under the Company’s senior secured credit agreement and other debt (including the notes), which would restrict the Company’s ability to borrow under its senior secured credit facility, thereby significantly impacting the Company’s liquidity. If there were an event of default under any of the Company’s debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. The Company’s assets and cash flow may not be sufficient to fully repay borrowings under its outstanding debt instruments if accelerated upon an event of default. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, its senior secured credit facility, the lenders under its senior secured credit facility could institute foreclosure proceedings against the assets securing borrowings under the senior secured credit facility.

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

The Company agreed pursuant to the Plan to issue 25 million shares of common stock and warrants initially exercisable for 6.25 million shares of common stock, distributed as follows:

•	holders of pre-petition secured claims were allocated collectively 22.5 million shares of common stock; and

•	holders of general unsecured claims were allocated collectively 2.5 million shares of common stock and warrants to purchase 6.25 million shares of common stock at $32.11 per share, and approximately 13.4% of such new common stock and warrants were initially reserved for distribution for disputed claims under the Plan’s claims reconciliation and allowance procedures.

Under the claims reconciliation and allowance process set forth in the Plan, the Official Committee of Unsecured Creditors, in consultation with the Company, established a reserve to provide for a pro rata distribution of common stock and warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of these objections. Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis in law to believe that the Company will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs or other environmental injuries, are highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental, and personal injury claims produce little or no proof of fault on which the Company can assess its potential liability and either specify no determinate amount of damages or provide little or no basis for the alleged damages. In some cases the Company is still seeking additional information needed for claims assessment and information that is unknown to the Company at the current time may significantly affect its assessment regarding the adequacy of the reserve amounts in the future.

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

The Company’s Ability to Recognize the Benefits of Deferred Tax Assets is Dependent on Future Cash Flows and Taxable Income

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets. As of March 31, 2007, the Company’s current and long-term deferred tax assets were $19 million and $67 million, respectively.

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

Examples of forward-looking statements include, but are not limited to (a) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure, and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance, and (d) statements of assumptions, such as the prevailing weather conditions in the Company’s market areas, underlying other statements and statements about the Company or its business.

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (v) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (vi) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (vii) competitiveness of the battery markets in the Americas and Europe,

(viii) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (ix) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (x) the Company’s exposure to fluctuations in interest rates on its variable debt, (xi) the Company’s ability to maintain and generate liquidity to meet its operating needs, (xii) general economic conditions, (xiii) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xiv) the Company’s reliance on a single supplier for its polyethylene battery separators, (xv) the Company’s ability to successfully pass along increased material costs to its customers, (xvi) the Company’s ability to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, and (xvii) the loss of one or more of the Company’s major customers for its industrial or transportation products.

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

	Approximate
	Square
Location	Footage		Use

Americas
Alpharetta, GA	83,600	(leased)	Executive Offices
Aurora, IL	43,200	(leased)	Executive Offices
Baton Rouge, LA	176,000		Secondary Lead Recycling
Bristol, TN	631,000		Transportation Battery Manufacturing and Distribution Center
Cannon Hollow, MO	137,000		Secondary Lead Recycling
Columbus, GA	330,000		Industrial Transportation Battery Manufacturing and Distribution Center
Florence, MS	113,000		Distribution and formation center
Florence, MS	95,700	(leased)	Distribution and formation center
Fort Erie, Canada	90,000		Distribution Center
Fort Smith, AR	224,000	(leased)	Industrial Transportation Battery Manufacturing and Distribution Center
Frisco, TX	132,000		Secondary Lead Recycling
Kansas City, KS	140,000		Industrial Transportation Battery Manufacturing
Kansas City, KS	93,800	(leased)	Distribution Center
Lampeter, PA	82,000		Transportation Battery Plastics Manufacturing
Manchester, IA	286,000		Transportation Battery Manufacturing Distribution Center
Muncie, IN	174,000		Secondary Lead Recycling
Reading, PA	125,000		Secondary Lead Recycling and Polypropylene Reprocessing
Reading, PA	358,000		Distribution and Formation Center
Salina, KS	438,000		Transportation Battery Manufacturing and Distribution Center
Sumner, WA	85,000	(leased)	Distribution Center
Vernon, CA	220,000		Secondary Lead Recycling

	Approximate
	Square
Location	Footage		Use

Europe and ROW:
Adelaide, Australia	436,000		Transportation Battery Manufacturing and Distribution Center
Sydney, Australia	700,000		Industrial Battery Manufacturing and Distribution Center
Florival, Belgium	228,000		Transportation Distribution Center and Offices
Bolton, England	274,000		Industrial Battery Manufacturing
Trafford Park, England	40,100	(leased )	Charger Manufacturing
Auxerre, France	341,000		Transportation Battery Manufacturing
Gennevilliers, France	60,000	(leased )	Executive Offices
Lille, France	630,000		Industrial Battery Manufacturing
Peronne, France	106,000		Plastics Manufacturing
Bad Lauterberg, Germany	495,200		Manufacturing, Administrative and Warehouse
			Industrial Battery Manufacturing, Distribution and
Budingen, Germany	233,000		Administration
Vlaardingen, Holland	118,000		Industrial Distribution Center and Offices
Avelino, Italy	86,100		Plastics Manufacturing
Canonica d’Adda, Italy	193,800		Plastics Manufacturing
Fumane di Valipolicella, Italy	66,600		Transportation Battery Manufacturing
Romano Di Lombardia, Italy	312,200	(leased )	Transportation Battery Manufacturing
Lower Hutt, New Zealand	90,000		Transportation Battery Manufacturing
Petone, New Zealand	24,000		Secondary Lead Recycling
Poznan, Poland	660,800	(leased )	Transportation Battery Manufacturing
Castanheira do Riatejo, Portugal	533,400		Industrial Battery Manufacturing
Azambuja, Portugal	39,700		Secondary Lead Recycling and Plastics Manufacturing
Azuqueca de Henares, Spain	209,100		Transportation Battery Manufacturing
San Esteban de Gomez, Spain	62,900		Secondary Lead Recycling
La Cartuja, Spain	385,000		Industrial Battery Manufacturing
Manzanares, Spain	465,000		Transportation Battery Manufacturing
Pontypool, Wales	91,000	(leased )	Distribution Center

In addition, the Company also leases sales and distribution outlets in North America, Europe and Asia.

The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet the Company’s present needs.

Item 3.	Legal Proceedings

See Note 13 to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2007, the Company issued 2,058 shares of common stock and 5,178 warrants to purchase common stock at a price of $30.31. The shares and warrants were issued pursuant to the terms of the Plan of Reorganization and were exempt from the registration requirements of the Securities Act of 1933 under Section 1145 of the U.S. Bankruptcy Code.

Market Data

Since May 6, 2004, the Company’s common stock and warrants have traded on The NASDAQ Global Market under the symbol “XIDE” and “XIDEW”, respectively. The high and low sales price of the Company’s common stock and warrants are set forth below.

	High	Low

Common Stock
Fiscal 2007:
First Quarter	$4.80	$2.76
Second Quarter	$4.60	$3.55
Third Quarter	$4.80	$3.57
Fourth Quarter	$8.92	$4.40
Fiscal 2006:
First Quarter	$13.34	$4.32
Second Quarter	$5.53	$4.24
Third Quarter	$5.11	$3.45
Fourth Quarter	$4.20	$2.35

	High	Low

Warrants
Fiscal 2007:
First Quarter	$0.35	$0.19
Second Quarter	$0.30	$0.14
Third Quarter	$0.50	$0.14
Fourth Quarter	$1.00	$0.38
Fiscal 2006:
First Quarter	$1.85	$0.37
Second Quarter	$0.81	$0.39
Third Quarter	$0.54	$0.26
Fourth Quarter	$0.57	$0.22

The Company did not declare or pay dividends on its common stock during fiscal years 2007 and 2006. Covenants in the Company’s senior secured credit agreement restrict the Company’s ability to pay cash dividends on capital stock and the Company presently does not intend to pay dividends on its common stock.

As of June 8, 2007, the Company had 60,688,319 shares of its common stock and, 4,952,323 of its warrants outstanding, with 3,935 and 5,218 holders of record, respectively.

Equity Compensation Plan Information

As of March 31, 2007, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of the Company’s common stock or awarded shares of common stock. The following table contains information relating to such plans as of March 31, 2007.

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,073,000	$6.07	2,479,000
Equity compensation plans not approved by security holders	80,000	$13.22	—

Total	3,153,000	$6.25	2,479,000

Of the total of 7.1 million shares of common stock available for issuance under stock option and incentive plans for employees and non-employee directors, no more than 1.9 million shares may be issued as restricted shares.

Item 6.	Selected Financial Data

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

	Successor Company			Predecessor Company
			For the Period	For the Period
			May 6, 2004	April 1, 2004
	Fiscal Year Ended		to	to	Fiscal Year Ended
	2007	2006	March 31, 2005	May 5, 2004	2004	2003
	(In thousands except per share data)

Statement of Operations Data
Net sales	$2,939,785	$2,819,876	$2,476,259	$214,607	$2,500,493	$2,361,101
Gross profit	472,776	406,831	377,502	35,470	509,325	516,541
Selling, marketing and advertising expenses	270,413	271,059	251,085	24,504	264,753	261,299
General and administrative expenses	173,128	190,993	150,871	17,940	161,271	175,177
Restructuring	24,483	21,714	42,479	602	52,708	25,658
Goodwill impairment	—	—	388,524	—	—	37,000
Other (income) expense net	9,636	3,684	(56,898)	6,222	(40,724)	(11,035)
Interest expense, net	90,020	69,464	42,636	8,870	99,027	105,788
Loss before reorganization items, income tax, minority interest and cumulative effect of change in accounting principle	(94,904)	(150,083)	(441,195)	(22,668)	(27,710)	(77,346)
Reorganization items, net	4,310	6,158	11,527	18,434	67,042	36,370
Fresh start accounting	—	—	—	(228,371)	—	—

	Successor Company			Predecessor Company
			For the Period	For the Period
			May 6, 2004	April 1, 2004
	Fiscal Year Ended		to	to	Fiscal Year Ended
	2007	2006	March 31, 2005	May 5, 2004	2004	2003
	(In thousands except per share data)

Gain on discharge	—	—	—	(1,558,839)	—	—
Minority interest	882	529	(18)	26	467	200
Income taxes	5,783	15,962	14,219	(2,482)	3,271	26,969
Income (loss) before cumulative effect of change in accounting principle	(105,879)	(172,732)	(466,923)	1,748,564	(98,490)	(140,885)
Cumulative effect of change in accounting principle(1)	—	—	—	—	(15,593)	—
Net income (loss)	$(105,879)	$(172,732)	$(466,923)	$1,748,564	$(114,083)	$(140,885)
Basic and diluted net income (loss) per share(2)	$(2.39)	$(6.75)	$(18.26)	$63.86	$(4.17)	$(5.14)
Balance Sheet Data (at period end)
Working capital (deficit)(3)	$486,866	$431,570	$(180,172)	$402,076	$(270,394)	$(15,876)
Property, plant and equipment, net	649,015	685,842	799,763	826,900	543,124	533,375
Total assets	2,120,224	2,082,909	2,290,780	2,729,404	2,471,808	2,372,691
Total debt	684,454	701,004	653,758	547,549	1,847,656	1,804,903
Total stockholders’ equity (deficit)	330,523	224,739	427,259	888,391	(769,769)	(695,369)
Other Financial Data
Cash provided by (used in):
Operating activities	$1,177	$(44,348)	$(9,691)	$(7,186)	$40,551	$(239,858)
Investing activities	(47,447)	(32,817)	(44,013)	(4,352)	(38,411)	(39,095)
Financing activities	87,586	34,646	68,925	35,168	(9,667)	278,882
Capital expenditures	51,932	58,133	69,114	7,152	65,128	45,878

(1)	The cumulative effect of change in accounting principle in fiscal 2004 resulted from the adoption of SFAS 143 on April 1, 2003.

(2)	Loss per share for the fiscal year ended March 31, 2006 and for the period May 6, 2004 through March 31, 2005, respectively, have been restated to give effect to the stock dividend for the $75 million rights offering and $50 million private sale of equity; both of which were consummated in September 2006. See Note 1 and 18 to the Consolidated Financial Statements.

(3)	Working capital (deficit) is calculated as current assets less current liabilities, which at March 31, 2005 reflects the reclassification of certain long-term debt as current. At March 31, 2003 and March 31, 2004, working capital (deficit) excludes liabilities of the Debtors classified as subject to compromise.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Matters

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operation and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in this annual report on Form 10-K. In particular, this discussion should be read in conjunction with Note 1. “Basis of Presentation” which describes the filing by Exide Technologies and certain of its subsidiaries of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on April 15, 2002 and the financial restructuring associated with the Company’s emergence from Chapter 11, effective May 5, 2004.

After April 15, 2002, the Debtors operated their businesses and managed their properties as debtors-in-possession throughout the course of the bankruptcy case. The Debtors, along with the Official Committee of Unsecured Creditors filed the Plan with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the Plan. As of the Effective Date, the Debtors substantially consummated the transactions provided for in the Plan. See Item 1. “Business — Emergence from Chapter 11 Bankruptcy Protection,” which contains a summary of certain transactions that became effective on the Effective Date.

The Consolidated Financial Statements contained herein have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Financial statements for periods subsequent to the Company’s emergence from Chapter 11 are not comparable with those of prior periods.

External Factors Which Affect the Company’s Financial Performance

Lead and other Raw Materials.  Lead represents approximately 40% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metal Exchange (“LME”) has increased 37% from $1,041 per metric ton for the fiscal year ended March 31, 2006 to $1,426 per metric ton for the fiscal year ended March 31, 2007. At June 8, 2007, the quoted price on the LME was $2,255 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.

Energy Costs.  The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling facilities and diesel fuel for distribution of its products. The Company seeks to recoup these increased energy costs through surcharges. To the extent the Company is unable to pass on these higher energy costs to its customers, its financial performance is adversely impacted.

Competition.  The global transportation and industrial energy battery markets are highly competitive. In recent years, competition has continued to intensify and has impacted the Company’s ability to pass along increased prices to keep pace with rising production costs. The effects of this competition have been exacerbated by excess capacity in certain of the Company’s markets and fluctuating lead prices as well as low-priced Asian imports in the Company’s markets.

Exchange Rates.  The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. For fiscal 2007, the exchange rate of the Euro to the U.S. Dollar has increased 5% on a weighted-average basis to $1.28 compared to $1.22 for fiscal 2006, and the exchange rate of the British Pound to the U.S. Dollar has increased 6% on a weighted average basis to $1.89 compared to $1.79 for fiscal 2006. At March 31, 2007, the Euro was $1.34 or 11% higher as compared to $1.21 at March 31, 2006, and the British Pound was $1.97 or 13% higher as compared to $1.74 at March 31, 2006.

The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the fiscal year ended March 31, 2007, approximately 59% of the Company’s net sales were generated in Europe and ROW. Further, approximately 64% of the Company’s aggregate accounts receivable and inventory as of March 31, 2007 were held by its European subsidiaries.

Markets.  The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results.

Seasonality and Weather.  The Company sells a disproportionate share of its transportation aftermarket batteries during the fall and early winter (the Company’s third and portions of its fourth fiscal quarters). Retailers and distributors buy automotive batteries during these periods so they will have sufficient inventory for cold weather periods. In addition, many of the Company’s industrial battery customers in Europe do not place their battery orders until the end of the calendar year. The impact of seasonality on sales has the effect of increasing the Company’s working capital requirements and also makes the Company more sensitive to fluctuations in the availability of liquidity.

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

Interest Rates.  The Company is exposed to fluctuations in interest rates on its variable rate debt. See Note 9 to the Consolidated Financial Statements.

Fiscal 2007 Highlights and Outlook

The Company’s reported results continued to be impacted in fiscal 2007 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries and increases in energy costs used in the manufacturing and distribution of the Company’s products.

In the Americas market, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries that are obtained for recycling from the Company’s customers and outside spent-battery collectors. This helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For fiscal 2007, the average cost of spent batteries has increased approximately 18% versus fiscal 2006. Therefore, the higher market price of lead with respect to North American manufacturing continues to impact results. The Company continues to take selective pricing actions and attempts to secure higher captive spent battery return rates at lower cost than purchasing cores in the secondary market to help mitigate these risks.

In Europe, the Company’s lead requirements are mainly obtained from third-party suppliers. Because of the Company’s exposure to lead market prices in Europe, and based on historical price increases and volatility in lead prices, the Company has implemented several measures to offset higher lead prices including selective pricing actions, lead price escalators, and long-term lead supply contracts. In addition, the Company has automatic price escalators with many OEM customers. The Company currently recycles a small portion of its lead requirements in its European facilities.

The Company expects that these higher lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, the selective pricing actions, lead price escalators in some contracts, long-term lead supply contracts, and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lags the rise in market prices of lead and other commodities. Both price escalators and fuel surcharges are subject to the risk of customer acceptance.

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

(ii) Actions designed to improve the Company’s liquidity and operating cash flow through working capital reduction plans, the sales of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives and closely managing capital expenditures.

(iii) Continued factory and distribution productivity improvements through its established Take Charge! initiative, which is now installed in 10 of its 28 manufacturing locations, including continuing a focused relationship with the principal consultant. This year will see further integration with its Excell initiative.

(iv) The Company will continue to review and rationalize the various brand offerings of product in its markets to gain efficiencies in manufacturing and distribution, and better leverage of its marketing spending.

(v) The Company will gain further product and process efficiencies with implementation of the announced Global Procurement structure. This focuses on leveraging existing relationships and creating an infrastructure for global search for products and components.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of Long-lived Assets.  The Company’s long-lived assets include property, plant and equipment, and identified intangible assets. Long-lived assets (other than indefinite lived intangible assets) are depreciated and amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate that the carrying value may not be recoverable. The fair value of indefinite-lived intangible assets are based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. An erosion of future business results in any of the Company’s business units could create impairment in the Company’s long-lived assets and require a significant write down in future periods.

Employee Benefit Plans.  The Company’s pension plans and postretirement benefit plans are accounted for under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”)” using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions (“SFAS 87”)” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”)”. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see Employee Benefit Plans herein and Note 10 to the Consolidated Financial Statements.

Deferred Taxes.  The Company records valuation allowances to reduce its deferred tax assets to amounts that are more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company’s net recorded amount, an adjustment to the net deferred tax asset would increase income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax asset would decrease income in the period such determination was made. The Company regularly evaluates the need for valuation allowances against its deferred tax assets, and currently has full valuation allowances recorded for deferred tax assets in the U.S., the United Kingdom, France, as well as in several other countries in Europe, and ROW.

Revenue Recognition.  The Company records sales when revenue is earned. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, terms are FOB destination and in these cases, revenue is recognized when product is delivered to the customer’s delivery site. The Company records sales net of discounts and estimated customer allowances and returns.

Sales Returns and Allowances.  The Company provides for an allowance for product returns and/or allowances. Based upon its manufacturing re-work process, the Company believes that the majority of its product returns are not the result of product defects. The Company recognizes the estimated cost of product returns as a reduction of sales in the period in which the related revenue is recognized. The product return estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim/return date.

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

Purchase Commitments.  The Company has three worldwide supply agreements expiring in December 2009 to purchase its polyethylene battery separators. The supply agreements were entered into in fiscal 2000 with Daramic, the party that purchased the Company’s battery separator manufacturing operation, as a condition of the sale of those operations. At the time of the sale, the agreements contained minimum annual purchase commitments in excess of the Company’s requirements. Accordingly, the Company established a reserve, and reduced the gain on sale of the manufacturing operations, for commitments in excess of the Company’s requirements and for the contractual purchase prices in excess of market. The Company currently has a reserve for the incremental purchase requirements over the remaining life of the agreement in excess of the Company’s projected requirements. Whenever there is a significant change in the Company’s unit volume outlook based on changes to its business plan, this reserve will be adjusted.

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

Results of Operations

The Company reports its results as four business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW. The following discussions provide a comparison of the Company’s results of operations for the fiscal year ended March 31, 2007 with its results of operations for the fiscal year ended March 31, 2006, and the combined results of its operations and those of the Predecessor Company on a combined basis for the fiscal year ended March 31, 2005. The combined results of operations for the fiscal year ended March 31, 2005 include the Company’s results of operations for the period May 6, 2004 to March 31, 2005 combined with the results of operations of the Predecessor Company for the period April 1, 2004 to May 5, 2004. The combined financial information for the fiscal year ended March 31, 2005 is merely additive and does not give pro forma effect to the transactions provided for in the plan of reorganization or the application of fresh-start accounting. As a result of the reorganization and adoption of fresh- start accounting, the Company’s results of operations after May 5, 2004 are not comparable to the results of operations of the Predecessor Company for periods prior to May 6, 2004. The discussions with respect to the fiscal year ended March 31, 2005 are provided for comparative purposes only, but the value of such comparisons may be limited. The information in this section should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing in Item 8 — Financial Statements and Supplementary Data.

			For the Fiscal Year Ended March 31, 2005
				Successor	Predecessor
				Company	Company
			Combined	For the Period
	Successor Company		For the Fiscal	May 6,	April 1,
	For the Fiscal Year Ended		Year Ended	2004 to	2004 to
	March 31,	March 31,	March 31,	March 31,	May 5,
	2007	2006	2005	2005	2004
	(In thousands)

NET SALES
Transportation
Americas	$930,334	$913,317	$847,571	$772,272	$75,299
Europe & ROW	832,219	810,894	823,165	764,238	58,927
Industrial Energy
Americas	270,479	274,976	223,008	203,815	19,193
Europe & ROW	906,753	820,689	797,122	735,934	61,188

TOTAL	$2,939,785	$2,819,876	$2,690,866	$2,476,259	$214,607

			For the Fiscal Year Ended March 31, 2005
				Successor	Predecessor
				Company	Company
			Combined	For the Period
	Successor Company		For the Fiscal	May 6,	April 1,
	For the Fiscal Year Ended		Year Ended	2004 to	2004 to
	March 31,	March 31,	March 31,	March 31,	May 5,
	2007	2006	2005	2005	2004
	(In thousands)

GROSS PROFIT
Transportation
Americas	$165,689	$97,092	$112,091	$100,970	$11,121
Europe & ROW	93,382	102,680	114,495	106,645	7,850
Industrial Energy
Americas	60,178	53,153	49,039	44,264	4,775
Europe & ROW	153,526	153,906	137,347	125,623	11,724

TOTAL	$472,775	$406,831	$412,972	$377,502	$35,470

EXPENSES
Transportation
Americas	$132,555	$103,172	$216,863	$208,155	$8,708
Europe & ROW	113,802	78,284	219,987	212,828	7,159
Industrial Energy
Americas	38,203	44,307	68,494	65,326	3,168
Europe & ROW	145,248	114,210	233,127	223,317	9,810
Unallocated expenses	137,871	216,941	138,364	109,071	29,293

TOTAL	$567,679	$556,914	$876,835	$818,697	$58,138

INCOME (LOSS) BEFORE REORGANIZATION ITEMS, TAXES, AND MINORITY INTEREST
Transportation
Americas	$33,134	$(6,080)	$(104,772)	$(107,185)	$2,413
Europe & ROW	(20,420)	24,396	(105,492)	(106,183)	691
Industrial Energy
Americas	21,975	8,846	(19,455)	(21,062)	1,607
Europe & ROW	8,278	39,696	(95,780)	(97,694)	1,914
Unallocated expenses	(137,871)	(216,941)	(138,364)	(109,071)	(29,293)

TOTAL	$(94,904)	$(150,083)	$(463,863)	$(441,195)	$(22,668)

Fiscal Year Ended March 31, 2007 compared with Fiscal Year Ended March 31, 2006

Overview

Net loss for fiscal 2007 was $105.9 million versus fiscal 2006 net loss of $172.7 million. Included in fiscal 2007 and fiscal 2006 net loss were gross profit of $472.8 million and $406.8 million, general and administrative expenses of $173.1 million and $191.0 million, restructuring costs of $24.5 million and $21.7 million, and reorganization items of $4.3 million and $6.2 million, respectively. Included in Other (income) expense were net currency remeasurement gains (losses) of $11.6 million and ($11.3) million, primarily related to U.S. dollar denominated debt in Europe, for fiscal 2007 and 2006, respectively. Interest expense, net, was $90 million and $69.5 million for fiscal 2007 and 2006, respectively. Also, gains (losses) on revaluation of warrants of ($3.2) million and $9.1 million were recognized in fiscal 2007 and 2006, respectively.

Net Sales

Net sales were $2.9 billion for fiscal 2007 versus $2.8 billion in fiscal 2006. Currency fluctuations (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in fiscal 2007 by approximately $87.7 million. Excluding the currency impact, net sales increased by approximately $32.2 million, or 1.1%, as a result of stronger Industrial Energy demand in Europe and ROW, and was partially offset by weaker Transportation demand in both the Americas and Europe and ROW, and weaker Industrial Energy demand in the Americas in the network power product. Lower demand was more than offset by the impact of favorable pricing actions in all of the Company’s segments. Much of the lower unit volumes in both Transportation segments can be attributed to the Company’s pricing strategy of driving customer profitability to more appropriate levels or severing relationships where reasonable profitability cannot be achieved.

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended	Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2007	2006	Total	Related	Related
	(In thousands)

Transportation
Americas	$930,334	$913,317	$17,017	$—	$17,017
Europe & ROW	832,219	810,894	21,325	42,281	(20,956)

	1,762,553	1,724,211	38,342	42,281	(3,939)
Industrial Energy
Americas	270,479	274,976	(4,497)	—	(4,497)
Europe & ROW	906,753	820,689	86,064	45,382	40,682

	1,177,232	1,095,665	81,567	45,382	36,185

TOTAL	$2,939,785	$2,819,876	$119,909	$87,663	$32,246

Transportation Americas net sales were $930.3 million for fiscal 2007 versus $913.3 million for fiscal 2006. Net sales for fiscal 2007 were $17 million or 1.9% higher than fiscal 2006 due to higher pricing, which, in part, reflected the pass-through of cost increases from lead, other materials, and energy. Transportation Americas has experienced lower volumes in original equipment and aftermarket sales, in part, as a result of the Company’s efforts to eliminate or wind down unprofitable contracts and customers. Although the Company has been focused on cost cutting efforts, it has also been increasing its efforts to pass on commodity cost increases to its customers. In many cases the Company has been successful in passing on these costs, although there is typically a time lag involved. In cases where the Company has not been successful passing on these costs, it has determined that rather than continue to absorb customer losses it would not accept further business from certain of these customers. Third party lead sales revenues for fiscal 2007 were approximately $22.4 million higher than fiscal 2006 due to rising lead prices.

Transportation Europe and ROW net sales were $832.2 million for fiscal 2007 versus $810.9 million for fiscal 2006. Net sales before the favorable impact of $42.3 million in net foreign exchange rate fluctuations were lower by $21 million or 2.6%. The decrease was primarily due to lower aftermarket sales volumes only partially offset by higher average selling prices.

Industrial Energy Americas net sales were $270.5 million for fiscal 2007 versus $275 million for fiscal 2006. Net sales were $4.5 million or 1.6% lower due primarily to the softness in the network power markets, particularly in wireless telecommunications and lower sales to the U.S. Navy, which spiked in fiscal 2006 in advance of a change in technology, offset partially by higher average selling prices related to lead cost recovery and strong volume in the motive power markets.

Industrial Energy Europe and ROW net sales were $906.8 million for fiscal 2007 versus $820.7 million for fiscal 2006. Net sales, before a favorable currency impact of $45.4 million, increased $40.7 million or 5% due to higher average selling prices related to lead and other pricing actions, and higher volumes in the network power markets, in particular the telecommunications channel.

Gross Profit

Gross profit was $472.8 million in fiscal 2007 versus $406.8 million in fiscal 2006. Gross margin increased to 16.1% of net sales in fiscal 2007 from 14.4% of net sales in fiscal 2006. Currency fluctuations positively impacted gross profit in fiscal 2007 by approximately $11.9 million. Gross profit was positively impacted by higher average selling prices and cost reductions driven to a great degree by the Company’s continued execution of the Take Charge! initiative and targeted capital spending. These improvements were partially offset by higher lead costs (average LME prices were up 36.9% to $1,426 per metric ton in fiscal 2007 as compared to $1,041 per metric ton in fiscal 2006), and increases in other commodity costs.

	For the Fiscal Year		For the Fiscal Year
	Ended		Ended
	March 31, 2007		March 31, 2006		Favorable/(Unfavorable)
		Percent of		Percent of		Currency	Non-Currency
	Total	Net Sales	Total	Net Sales	Total	Related	Related
	(In thousands)

Transportation Americas	$165,689	17.8%	$97,092	10.6%	$68,597	$—	$68,597
Europe & ROW	93,382	11.2%	102,680	12.7%	(9,298)	4,658	(13,956)

	259,071	14.7%	199,772	11.6%	59,299	4,658	54,641
Industrial Energy Americas	60,178	22.2%	53,153	19.3%	7,025	—	7,025
Europe & ROW	153,526	16.9%	153,906	18.8%	(380)	7,279	(7,659)

	213,704	18.2%	207,059	18.9%	6,645	7,279	(634)

TOTAL	$472,775	16.1%	$406,831	14.4%	$65,944	$11,937	$54,007

Transportation Americas gross profit was $165.7 million or 17.8% of net sales in fiscal 2007 versus $97.1 million or 10.6% of net sales in fiscal 2006. The increase in gross margin is primarily due to higher pricing with a better mix of higher margin products and ongoing productivity initiatives, and is partially offset by lower volumes in original equipment and aftermarket sales, in part, as a result of efforts to rationalize unprofitable customers.

Transportation Europe and ROW gross profit was $93.4 million or 11.2% of net sales in fiscal 2007 versus $102.7 million or 12.7% of net sales in fiscal 2006. Currency favorably impacted gross profit during fiscal 2007 by approximately $4.7 million. The decrease in gross profit before the favorable impact of currency exchange was primarily due to lower sales volumes in the aftermarket channel, a shift to non-branded lower, margin product and higher lead and other costs, only partially recovered through pricing actions.

Industrial Energy Americas gross profit was $60.2 million or 22.2% of net sales in fiscal 2007 versus $53.2 million or 19.3% of net sales in fiscal 2006. The increase in gross profit was primarily due to higher average selling prices, improved customer mix, and cost reductions, partially offset by lower sales volumes to the U.S. Navy for submarine batteries and network power markets, particularly for wireless telecommunications, and higher lead and other commodity costs.

Industrial Energy Europe and ROW gross profit was $153.5 million or 16.9% of net sales in fiscal 2007 versus $153.9 million or 18.8% of net sales in fiscal 2006. Currency positively impacted Industrial Energy Europe and ROW gross profit in fiscal 2007 by approximately $7.3 million. Gross profit was negatively impacted by higher lead and other commodity costs, not fully recovered by higher average selling prices.

Expenses

Expenses were $567.7 million in fiscal 2007 versus $556.9 million in fiscal 2006. Included in expenses are restructuring charges of $24.5 million in fiscal 2007 and $21.7 million in fiscal 2006. Excluding these items, expenses were $543.2 million and $535.2 million in fiscal 2007 and fiscal 2006, respectively. Stronger foreign currencies unfavorably impacted expenses by approximately $15.2 million in fiscal 2007. The change in expenses was impacted by the following:

i. fiscal 2006 included a gain on revaluation of foreign currency forward contract of $1.1 million;

ii. interest, net, increased $20.6 million principally due to higher interest rates and higher debt levels;

iii. fiscal 2007 and fiscal 2006 expenses included currency remeasurement gain of $11.6 million and a loss of $11.3 million, respectively, included in Other (income) expense, net;

iv. fiscal 2007 and fiscal 2006 expenses included a (gain) loss on revaluation of warrants of $3.2 million and ($9.1) million, respectively, included in Other (income) expense, net;

v. fiscal 2007 and fiscal 2006 expenses included a loss on sale/impairment of fixed assets of $18.6 million and $8 million, respectively, included in Other (income) expense, net. The primary driver of the increase resulted from an impairment charge to assets (land and building) held for sale in France; and

vi. fiscal 2006 general and administrative expenses included $23.8 million for settlement of the U.S. Attorney matter, which was recorded on a discounted basis as payments will occur over a five year period. See Note 13 to the Consolidated Financial Statements for further discussion of the U.S. Attorney matter.

Commencing in fiscal 2007, the Company determined it to be more appropriate to allocate certain costs to its segments, which were previously reflected in unallocated corporate costs. These costs include the Company’s global Information Technology organization, its Shared Services expenses including country related finance organizations in Europe and ROW, its country Human Resource organizations, and certain of its legal costs which can be directly attributed to a business segment. This change in reporting was made to better align the Company’s cost structure with the business segment responsible for driving the cost. Fiscal 2006 costs were not restated to conform to this change. Therefore, the results between the fiscal years may not be comparable. The impact of this change in allocation is included in the discussion of each segment’s expenses below. Certain other corporate costs, including interest expense, are not allocated or charged to the business segments.

	For the Fiscal	For the Fiscal	Favorable/(Unfavorable)
	Year Ended	Year Ended		Currency	Non-Currency
	March 31, 2007	March 31, 2006	Total	Related	Related
	(In thousands)

Transportation
Americas	$132,555	$103,172	$(29,383)	$—	$(29,383)
Europe & ROW	113,802	78,284	(35,518)	(5,590)	(29,928)

	246,357	181,456	(64,901)	(5,590)	(59,311)
Industrial Energy
Americas	38,203	44,307	6,104	—	6,104
Europe & ROW	145,248	114,210	(31,038)	(6,978)	(24,060)

	183,451	158,517	(24,934)	(6,978)	(17,956)
Unallocated corporate expenses	137,871	216,941	79,070	(2,661)	81,731

TOTAL	$567,679	$556,914	$(10,765)	$(15,229)	$4,464

Transportation Americas expenses were $132.6 million in fiscal 2007 versus $103.2 million in fiscal 2006. The increase in expenses was due to the allocation of $14.8 million of previously unallocated corporate costs in fiscal 2007 that were not allocated in fiscal 2006, together with $8.6 million of restructuring costs and a $7.2 million impairment of fixed assets, both of which related to the fiscal 2007 closure of the Shreveport, Louisiana battery plant.

Transportation Europe and ROW expenses were $113.8 million in fiscal 2007 versus $78.3 million in fiscal 2006. Currency unfavorably impacted expenses in fiscal 2007 by approximately $5.6 million. The increase in expenses was primarily due to the allocation of $22.7 million of previously unallocated corporate costs in fiscal 2007 that were not allocated in fiscal 2006 and a $9.7 million fixed asset impairment charge related to land and building held for sale in France.

Industrial Energy Americas expenses were $38.2 million in fiscal 2007 versus $44.3 million in fiscal 2006. The decrease in expenses was primarily due to restructuring costs of $10.1 million in fiscal 2006 associated with the closure of the Kankakee, Illinois facility and reduced selling, marketing, and advertising expenses in fiscal 2007 and was offset by the allocation of $4.7 million of previously unallocated corporate costs in fiscal 2007 that were not allocated in fiscal 2006.

Industrial Energy Europe and ROW expenses were $145.2 million in fiscal 2007 versus $114.2 million in fiscal 2006. Currency unfavorably impacted expenses in fiscal 2007 by approximately $7 million. The increase in expenses was primarily due to the allocation of $20.4 million of previously unallocated corporate costs in fiscal 2007 that were not allocated in fiscal 2006, offset by restructuring costs that were reduced by $1.1 million in fiscal 2007.

Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), and gain on revaluation of warrants, were $137.9 million in fiscal 2007 versus $216.9 million in fiscal 2006. This decrease was primarily due to the allocation of approximately $62.6 million of costs to the business segments for fiscal 2007 that were not allocated for fiscal 2006, the fiscal 2006 U.S. Attorney settlement for $23.8 million, and the favorable impact of the Company’s fiscal 2007 cost reduction programs, consisting primarily of headcount reductions. Expenses for fiscal 2006 included a gain on revaluation of foreign currency forward contracts of $1.1 million. Expenses for fiscal 2007 and 2006 included (gains) losses on revaluation of warrants of $3.2 million and ($9.1) million, respectively. Expenses for fiscal 2007 and 2006 also included currency remeasurement (gain) loss of ($11.6) million and $11.3 million, respectively. Currency unfavorably impacted unallocated expenses in fiscal 2007 by approximately $2.7 million. Corporate expenses in fiscal 2007 and 2006 were $59.2 million and $146.4 million, respectively. The decrease was due primarily to the change in corporate expense allocation discussed above and lower general and administrative cost resulting from the Company’s continued restructuring efforts and fiscal 2006 included $23.8 million for the settlement of the U.S. Attorney matter. Interest expense, net was $90 million in fiscal 2007 versus $69.5 million in fiscal 2006. The increase is principally due to higher outstanding debt and higher interest rates under the Company’s senior secured credit facility.

Income (loss) before reorganization items, income taxes, and minority interest

The components affecting income (loss) before reorganization items, income taxes, and minority interest are discussed above.

	For the Fiscal Year Ended		For the Fiscal Year Ended
	March 31, 2007		March 31, 2006
		Percent of		Percent of	Favorable/
	Total	Net Sales	Total	Net Sales	(Unfavorable)
	(In thousands)

Transportation
Americas	$33,134	3.6%	$(6,080)	(0.7)%	$39,214
Europe & ROW	(20,420)	(2.5)%	24,396	3.0%	(44,816)

	12,714	0.7%	18,316	1.1%	(5,602)
Industrial Energy
Americas	21,975	8.1%	8,846	3.2%	13,129
Europe & ROW	8,278	0.9%	39,696	4.8%	(31,418)

	30,253	2.6%	48,542	4.4%	(18,289)
Other	(137,871)	n/a	(216,941)	n/a	79,070

TOTAL	$(94,904)	(3.2)%	$(150,083)	(5.3)%	$55,179

Reorganization Items

Reorganization items represent amounts the Company continues to incur as a result of the Chapter 11 filing. Reorganization items for fiscal 2007 and 2006 were $4.3 million and $6.2 million, respectively. These items primarily include professional fees, consisting primarily of legal services, and costs associated with D&O insurance coverage for the directors and officers of the Predecessor Company.

Income Taxes

In fiscal 2007, an income tax provision of $5.8 million was recorded on pre-tax loss of $99.2 million. In fiscal 2006, an income tax provision of $16 million was recorded on pre-tax loss of $156.2 million. The effective tax rate was (5.8%) and (10.2%) in fiscal 2007 and 2006, respectively. The effective tax rate for fiscal 2007 and 2006 was impacted by the generation of income in tax-paying jurisdictions, principally in New Zealand, Canada and certain countries in Europe, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., United Kingdom, Italy, Spain, and France. The effective tax rate for fiscal 2007 was impacted by the recognition of $46.5 million of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy. In addition, the effective tax rate for fiscal 2007 was impacted by a settlement between Exide’s Dutch subsidiary and Dutch tax authorities, reducing by $3.8 million previously paid taxes to the Netherlands. The effective tax rate for fiscal 2006 was impacted by the recognition of $78.3 million of valuation allowances on tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy. The effective tax rate for fiscal 2006 was also impacted by the recognition of $5.9 million in valuation allowances on tax benefits generated from prior year losses and certain deductible temporary differences in Spain based on the Company’s assessment that it is more likely than not that the related tax benefits will now not be realized.

Fiscal Year Ended March 31, 2006 compared with Fiscal Year Ended March 31, 2005

Overview

Net loss for fiscal 2006 was $172.7 million versus fiscal 2005 net income of $1.3 billion. Included in fiscal 2006 consolidated net income were reorganization items of $6.2 million, restructuring costs of $21.7 million, and a charge of $23.8 million related to the resolution of a U.S. Attorney matter. In addition, in Other (income) expense net currency remeasurement losses of ($11.3) million and ($3.7) million, primarily related to U.S. dollar denominated debt in Europe, were recognized in fiscal 2006 and 2005, respectively. A gain (loss) on revaluation of a foreign currency forward contract of $1.1 million and ($13.2) million was recognized in fiscal 2006 and 2005, respectively. Gains on revaluation of warrants of $9.1 million and

$63.1 million were recognized in fiscal 2006 and 2005, respectively. Included in fiscal 2005 consolidated net income were a gain on discharge of liabilities subject to compromise of $1.6 billion, a gain on Fresh Start reporting adjustments of $228.4 million, and a non cash charge of $388.5 million for goodwill impairment.

Net Sales

Net sales were $2.8 billion for fiscal 2006 versus $2.7 billion in fiscal 2005. Currency fluctuations (primarily the weakening of the Euro against the U.S. dollar) negatively impacted net sales in fiscal 2006 by approximately $53.2 million. Excluding the currency impact, net sales increased by approximately $182.2 million or 7% as a result of higher volumes, particularly in the Americas, and higher average selling prices due to lead and other related pricing actions.

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended	Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2006	2005	Total	Related	Related
	(In thousands)

Transportation
Americas	$913,317	$847,571	$65,746	$—	$65,746
Europe & ROW	810,894	823,165	(12,271)	(27,721)	15,450

	1,724,211	1,670,736	53,475	(27,721)	81,196
Industrial Energy
Americas	274,976	223,008	51,968	—	51,968
Europe & ROW	820,689	797,122	23,567	(25,511)	49,078

	1,095,665	1,020,130	75,535	(25,511)	101,046

TOTAL	$2,819,876	$2,690,866	$129,010	$(53,232)	$182,242

Transportation Americas net sales were $913.3 million for fiscal 2006 versus $847.6 million for fiscal 2005. Third party lead sales revenues for fiscal 2006 were approximately $8.6 million higher than fiscal 2005 due to rising lead prices. Net sales for fiscal 2006 were $65.7 million or 7.8% higher than fiscal 2005 due mainly to an increase in aftermarket volumes in the U.S. and Mexico. The Company also achieved higher average selling prices which, in part, reflected the pass-through of cost increases from lead, other materials, and energy. Price increases, however, have lagged rising costs, resulting in an overall net reduction in margins.

Transportation Europe and ROW net sales were $810.9 million for fiscal 2006 versus $823.2 million for fiscal 2005. Net sales, before the unfavorable impact of $27.7 million in net foreign exchange rate fluctuations, were higher by 1.8% mainly due to higher OEM and OES sales. This increase was, however, substantially offset by lower aftermarket sales.

Industrial Energy Americas net sales were $275 million for fiscal 2006 versus $223 million for fiscal 2005. Net sales were $52 million, or 23.3% higher due to strong volume growth in both the motive power and network power markets, particularly in the telecommunications market, and higher average selling prices related to lead and other pricing actions.

Industrial Energy Europe and ROW net sales were $820.7 million for fiscal 2006 versus $797.1 million for fiscal 2005. Net sales, before an unfavorable currency impact of $25.5 million, increased $49.1 million or 6.2% due to higher volumes in the material handling application and telecommunication channels, as well as higher average selling prices related to lead and other pricing actions. This favorability was, however, partially offset by competitive pricing pressures in both the original equipment and aftermarket channels.

Gross Profit

Gross profit was $406.8 million in fiscal 2006 versus $413 in fiscal 2005. Gross margin decreased to 14.4% in fiscal 2006 from 15.3% in fiscal 2005. Currency negatively impacted gross profit in fiscal 2006 by approximately $8.4 million. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were $1,041 dollars per metric ton in fiscal 2006 versus $920 dollars per metric ton in fiscal 2005), and were only partially recovered by higher average selling prices.

	For the Fiscal Year Ended		For the Fiscal Year Ended
	March 31, 2006		March 31, 2005		Favorable/(Unfavorable)
		Percent of		Percent of		Currency	Non-Currency
	Total	Net Sales	Total	Net Sales	Total	Related	Related
	(In thousands)

Transportation
Americas	$97,092	10.6%	$112,091	13.2%	$(14,999)	$—	$(14,999)
Europe & ROW	102,680	12.7%	114,495	13.9%	(11,815)	(3,683)	(8,132)

	199,772	11.6%	226,586	13.6%	(26,814)	(3,683)	(23,131)
Industrial Energy
Americas	53,153	19.3%	49,039	22.0%	4,114	—	4,114
Europe & ROW	153,906	18.8%	137,347	17.2%	16,559	(4,726)	21,285

	207,059	18.9%	186,386	18.3%	20,673	(4,726)	25,399

TOTAL	$406,831	14.4%	$412,972	15.3%	$(6,141)	$(8,409)	$2,268

Transportation Americas gross profit was $97.1 million or 10.6% of net sales in fiscal 2006 versus $112.1 million or 13.2% of net sales in fiscal 2005. The decrease in gross margin is primarily due to increases in costs for lead, other materials, and energy. The Company’s U.S. battery recycling plants were adversely affected by a tight market for spent batteries as well as increases in the cost of ancillary materials used in the lead conversion process. The effect of higher lead, other materials and energy costs was only partially recovered by higher average selling prices. Additionally, a favorable change in the allocation of lead costs between Transportation Americas and Industrial Energy Americas partially offset the negative impact of the lead increases to the segment by approximately $6.3 million.

Transportation Europe and ROW gross profit was $102.7 million or 12.7% of net sales in fiscal 2006 versus $114.5 million or 13.9% of net sales in fiscal 2005. Currency negatively impacted gross profit during fiscal 2006 by approximately $3.7 million. The decrease in gross margin was primarily due to lower sales volumes in the Aftermarket channel combined with higher raw material costs, and was partially offset by recoveries through pricing actions. Additionally, benefits of increased efficiencies resulting from the plant closure in Nanterre, France in fiscal 2005 and other rationalization projects helped to mitigate the decrease in gross margins versus fiscal 2005.

Industrial Energy Americas gross profit was $53.2 million or 19.3% of net sales in fiscal 2006 versus $49 million, or 22% of net sales in fiscal 2005. The increase in gross profit was primarily due to higher sales volumes, and was partially offset by higher lead costs and other commodity costs not fully recovered through price increases and an unfavorable change of approximately $6.3 million in the allocation of lead costs between Transportation Americas and Industrial Energy Americas.

Industrial Energy Europe and ROW gross profit was $153.9 million or 18.8% of net sales in fiscal 2006 versus $137.3 million or 17.2% of net sales in fiscal 2005. Currency negatively impacted Industrial Energy Europe and ROW gross profit in fiscal 2006 by approximately $4.7 million. Gross profit was positively impacted by higher sales volume, higher average selling prices, and the benefits of headcount and other cost reduction programs, partially offset by higher lead and other commodity costs.

Expenses

Expenses were $556.9 million in fiscal 2006 versus $876.8 million in fiscal 2005. Included in expenses are restructuring charges of $21.7 million in fiscal 2006 and $43.1 million in fiscal 2005. Also included in fiscal 2005 expenses is a charge for goodwill impairment of $388.5 million. Excluding these items, expenses were $535.2 million and $445.2 million in fiscal 2006 and fiscal 2005, respectively. Weaker foreign currencies favorably impacted expenses by approximately $8 million in fiscal 2006. The change in expenses was attributable to the following matters:

i. fiscal 2006 and fiscal 2005 included a gain (loss) on revaluation of foreign currency forward contract of $1.1 million and ($13.2), respectively;

ii. interest, net increased $18 million principally due to higher interest rates and higher debt levels;

iii. fiscal 2006 and fiscal 2005 expenses included currency remeasurement losses of $11.3 million and $3.7 million, respectively, included in Other (income) expense, net;

iv. fiscal 2006 and fiscal 2005 expenses included a gain on revaluation of warrants of $9.1 million and $63.1 million, included in Other (income) expense, net;

v. fiscal 2006 and fiscal 2005 expenses included a loss on sale of assets of $8 million and $7.6 million, included in other (income) expense, net; and

vi. fiscal 2006 expenses included $23.8 million for settlement of a U.S. Attorney matter, which was recorded on a discounted basis as payments will occur over a five year period.

	For the Fiscal	For the Fiscal
	Year Ended	Year Ended	Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2006	2005	Total	Related	Related
	(In thousands)

Transportation
Americas	$103,172	$216,863	$113,691	$—	$113,691
Europe & ROW	78,284	219,987	141,703	2,001	139,702

	181,456	436,850	255,394	2,001	253,393
Industrial Energy
Americas	44,307	68,494	24,187	—	24,187
Europe & ROW	114,210	233,127	118,917	3,423	115,494

	158,517	301,621	143,104	3,423	139,681
Unallocated corporate expenses	216,941	138,364	(78,577)	2,616	(81,193)

TOTAL	$556,914	$876,835	$319,921	$8,040	$311,881

Transportation Americas expenses were $103.2 million in fiscal 2006 versus $216.9 million in fiscal 2005. Expenses in fiscal 2005 were $94.8 million before a goodwill impairment charge of $122.1 million. The increase in expenses before goodwill impairment was due mainly to higher branch operating costs, including diesel fuel.

Transportation Europe and ROW expenses were $78.3 million in fiscal 2006 versus $220 million in fiscal 2005. Currency fluctuations favorably impacted expenses in fiscal 2006 by approximately $2 million. Expenses in fiscal 2005 were $107.7 million before a goodwill impairment charge of $112.2 million. The decrease in expenses before goodwill impairment was primarily due to lower selling and marketing costs, lower headcount, and a general reduction in other administrative expenses.

Industrial Energy Americas expenses were $44.3 million in fiscal 2006 versus $68.5 million in fiscal 2005. Expenses in fiscal 2005 were $31.1 million before a goodwill impairment charge of $37.4 million. The increase in expenses before goodwill impairment was primarily due to restructuring costs of $10.1 million associated with the closure of the Kankakee, Illinois facility and increased variable selling costs resulting from a significant increase in net sales.

Industrial Energy Europe and ROW expenses were $114.2 million in fiscal 2006 versus $233.1 million in fiscal 2005. Currency favorably impacted expenses in fiscal 2006 by approximately $3.4 million. Expenses in fiscal 2005 were $116.3 million before a goodwill impairment charge of $116.8 million. The decrease in expenses before goodwill impairment was primarily due to lower selling, marketing, advertising, general and administrative expenses achieved through targeted cost reduction programs, partially offset by higher restructuring costs.

Unallocated expenses, net, which include shared service and corporate expenses, interest expense, currency remeasurement losses (gains), and gain on revaluation of warrants, were $216.9 million in fiscal 2006 versus $138.4 million in fiscal 2005. Expenses for fiscal 2006 and 2005 included a gain (loss) on revaluation of foreign currency forward contracts of $1.1 million and ($13.2) million, respectively. Expenses for fiscal 2006 and 2005 expenses included gains on revaluation of warrants of $9.1 million and $63.1 million, respectively. Expenses for fiscal 2006 and 2005 included currency remeasurement losses of $11.3 million and $3.7 million, respectively. Currency favorably impacted unallocated expenses in fiscal 2006 by approximately $2.6 million. Corporate expenses in fiscal 2006 and 2005 were $146.4 million and $133.1 million, respectively. The increase was primarily due to $23.8 million for the U.S. Attorney matter recorded in fiscal 2006, and was partially offset by lower general and administrative cost resulting from the Company’s continued restructuring efforts. Interest expense, net, was $69.5 million in fiscal 2006 versus $51.5 million in fiscal 2005. The increase is principally due to higher outstanding debt and higher interest rates under the Company’s senior secured credit facility.

Income (loss) before reorganization items, income taxes, and minority interest

The components affecting Income (loss) before reorganization items, income taxes, and minority interest are as discussed above.

			For the Fiscal Year Ended
	For the Fiscal Year Ended March 31, 2006		March 31, 2005
		Percent of		Percent of	Favorable/
	Total	Net Sales	Total	Net Sales	(Unfavorable)
	(In thousands)

Transportation
Americas	$(6,080)	(0.7)%	$(104,772)	(12.4)%	$98,692
Europe & ROW	24,396	3.0%	(105,492)	(12.8)%	129,888

	18,316	1.1%	(210,264)	(12.6)%	228,580
Industrial Energy
Americas	8,846	3.2%	(19,455)	(8.7)%	28,301
Europe & ROW	39,696	4.8%	(95,780)	(12.0)%	135,476

	48,542	4.4%	(115,235)	(11.3)%	163,777
Other	(216,941)	n/a	(138,364)	n/a	(78,577)

TOTAL	$(150,083)	(5.3)%	$(463,863)	(17.2)%	$313,780

Reorganization Items

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 filing. Reorganization items for fiscal 2006 and 2005 were $6.2 million and $30 million, respectively.

Gain on discharge of liabilities subject to compromise

For fiscal 2005, the Company recognized a $1.6 billion gain on discharge of liabilities subject to compromise and recapitalization as a result of transactions contemplated by the Plan.

Fresh Start reporting adjustments

For fiscal year 2005 as a result of the Company’s adoption of Fresh Start reporting, upon consummation of the Plan on the Effective Date, the Company recorded certain adjustments to assets and liabilities to reflect their fair values. The Fresh Start adjustments resulted in a gain of $228.4 million.

Income Taxes

In fiscal 2006, an income tax provision of $16 million was recorded on pre-tax income (loss) of ($156.2) million. In fiscal 2005, an income tax provision of $11.7 million was recorded on pre-tax income (loss) of $1.3 billion. The effective tax rate was 10.2% and 0.9% in fiscal 2006 and 2005, respectively. The effective tax rate for fiscal 2006 and 2005 was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe, Australia and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., the United Kingdom and France. The effective tax rate for fiscal 2006 was impacted by the recognition of $78.3 million of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, and Italy. The effective tax rate for fiscal 2006 was also impacted by the recognition of $5.9 million in valuation allowances on tax benefits generated from prior year losses and certain deductible temporary differences in Spain based on the Company’s assessment that it is more likely than not that the related tax benefits will now not be realized. The effective tax rate for fiscal 2005 was impacted by the gain on discharge of liabilities subject to compromise of $1.6 billion, which is exempt from tax in the U.S., the non-taxable gain on Fresh Start reporting adjustments of $228.4 million and the non-deductibility of the $388.5 million goodwill impairment charge. The effective tax rate in fiscal 2005 was also impacted by the recognition of $41.4 million primarily in valuation allowances on tax benefits generated from prior year losses and certain deductible temporary differences in France and Italy based on the Company’s assessment that it is more likely than not that the related tax benefits will now not be realized.

Liquidity and Capital Resources

As of March 31, 2007, the Company had total liquidity of $145.9 million consisting of cash and cash equivalents of $76.2 million and availability under the Company’s revolving loan facility and other loan facilities of $59.3 million and $10.4 million, respectively. This compared to total liquidity position of $63.6 million at March 31, 2006 consisting of cash and cash equivalents of $32.2 million and availability under the Revolving Loan Facility and other loan facilities of $29.7 million and $1.7 million, respectively. On June 8, 2007, total liquidity was approximately $171.5 million, consisting of availability under the Company’s new revolving term loan facility of $135.9 million and an estimated $35.6 million in cash and cash equivalents. It should be noted that cash and cash equivalents fluctuate substantially on a daily basis due in part to the timing of account receivable collections, and mid-period balances are subject to the monthly reconciliation process of the Company’s numerous global accounts.

Prior to May 15, 2007, the Company operated under a $600 million senior secured credit agreement entered into in May 2004, which included a $500 million Multi-Currency Term Loan Facility and a $100 million Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40 million.

On May 15, 2007, the Company entered into a new five-year $495 million senior secured credit facility that replaced the $600 million senior secured credit facility entered into in May 2004. The new senior secured credit facility consists of a $295 million term loan and a $200 million asset-based revolving loan and matures in May 2012. Proceeds from the new senior secured credit facility were used to repay amounts outstanding under the prior senior secured credit facility. The new senior secured credit facility provides increased liquidity and greater flexibility, contains no financial maintenance covenants and is the Company’s most important source of liquidity outside of its cash flows from operations.

Borrowings under the term loan in U.S. dollars bear interest at a rate equal to LIBOR plus 3.25%, and borrowings under the term loan in Euros bear interest at a rate equal to LIBOR plus 3.50%; provided that such rates may decrease by 0.25% after December 31, 2007 if the Company achieves certain corporate ratings.

Borrowings under the revolving loan bear interest at a rate equal to LIBOR plus 1.75%. The applicable spread on the revolving loan is subject to change and may move up or down in accordance with a leverage-based pricing grid. The revolving loan includes a letter of credit sub-facility of $75 million and an accordion feature that allows the Company to increase the facility size up to $250 million if it can obtain commitments from existing or new lenders for the incremental amount. Availability under the revolving loan is subject to a borrowing base comprised of up to 85% of the Company’s and certain of its subsidiaries’ combined eligible accounts receivable plus 85% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves.

Borrowings of the Company and other domestic borrowers are guaranteed by substantially all domestic subsidiaries of the Company, and borrowings of Exide C.V. are guaranteed by the Company, substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These guarantee obligations are secured by a lien on substantially all of the assets of such respective borrowers and guarantors.

The senior secured credit facility contains customary terms and conditions, including, without limitation, limitations on debt (including a leverage or coverage based incurrence test), limitations on mergers and acquisitions, limitations on restricted payments, limitations on investments, limitations on capital expenditures, limitations on asset sales with limited exceptions, limitations on liens and limitations on transactions with affiliates. A springing fixed charge financial covenant of 1.0:1.0 will be applicable to the revolving loan if the excess availability under the revolving loan falls below $40 million.

On September 18, 2006, the Company completed a $75 million rights offering that it launched in August 2006 which allowed stockholders to purchase additional shares of common stock. The Company distributed, at no charge to its holders of common stock, non-transferable subscription rights to purchase additional shares of the Company’s common stock. On September 18, 2006, the Company also completed a private sale of $50 million of common stock. The Company generated approximately $117.7 million from the rights offering and sale of additional equity shares after deducting offering expenses. For a complete discussion of the rights offering, see Note 18 to the Consolidated Financial Statements.

In March 2005, the Company issued $290 million in aggregate principal amount of 10.5% Senior Secured Notes due 2013. Interest of $15.2 million is payable semi-annually on March 15 and September 15. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The Indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets. Under the Indenture, proceeds from asset sales (to the extent in excess of a $5 million threshold) must be applied to offer to repurchase notes to the extent such proceeds exceed $20 million in the aggregate and are not applied within 365 days to retire senior secured credit agreement borrowings or the Company’s pension contribution obligations that are secured by a first priority lien on the Company’s assets or to make investments or capital expenditures.

Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2007 and 2006 was 3.9% and 3.4%, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2007, the Company had outstanding letters of credit with a face value of $40.7 million and surety bonds with a face value of $4.5 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2007, pursuant to the terms of the agreement, was $4.5 million.

At March 31, 2007, the Company was in compliance in all material respects with covenants contained in the senior secured credit agreement and indenture agreements that cover the Senior Secured Notes and Floating Rate Convertible Senior Subordinated Notes.

Risks and uncertainties could cause the Company’s performance to differ from management’s estimates. As discussed above under “Factors Which Affect the Company’s Financial Performance — Seasonality and Weather,” the Company’s business is seasonal. During the Company’s first and second fiscal quarters, the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company’s working capital needs. During these quarters, because working capital needs are already high, unexpected costs or increases in costs beyond predicted levels would place a strain on the Company’s liquidity and impact its ability to comply with its financial covenants.

Sources Of Cash

The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable. Additional cash has been generated in recent years from the sale of non-core businesses and assets.

The improvement in cash flow from operations is the result of a reduction in net loss of approximately $66.9 million, improved working capital management in the face of higher lead costs, partially offset by higher pension and other contractual payments.

The Company generated $4.5 million and $25.3 million in cash from the sale of non-core assets in fiscal 2007 and fiscal 2006, respectively. These sales principally relate to the sale of surplus land and buildings.

Cash flows provided by financing activities were $87.6 million and $34.6 million in fiscal 2007 and fiscal 2006, respectively. Cash flows provided by financing activities in fiscal 2007 relate primarily to net proceeds of $117.7 million from the $75 million rights offering and $50 million private equity sale, partially offset by debt repayments.

Total debt at March 31, 2007 was $684.5 million, as compared to $701 million at March 31, 2006. See Note 9 to the Consolidated Financial Statements for the composition of such debt.

Going forward, the Company’s principal sources of liquidity will be cash from operations, its new senior secured credit facility, proceeds from sales of accounts receivable, and proceeds from non-core asset sales. The new senior secured credit agreement allows the Company to retain the first $60 million from proceeds from sale of non-core assets.

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

The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2008, including payment of remaining accrued restructuring costs of approximately $5.7 million as of March 31, 2007. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity. For further discussion see Note 14 to the Consolidated Financial Statements.

Capital expenditures were $51.9 million and $58.1 million in fiscal 2007 and fiscal 2006, respectively.

Employee Benefit Plans

Description

On September 29, 2006, the FASB issued SFAS No. 158, which requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB Statement No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. Companies will continue to follow the existing guidance in SFAS 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 was effective for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at March 31, 2007.

SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008. The company currently uses a December 31 measurement date for its U.S. pension and other postretirement benefit plans and a March 31 measurement date for its non-U.S. plans. The company intends to eliminate the early measurement date for its U.S. plans in fiscal 2009.

The Company also has some defined contribution plans in North America, Europe and ROW with related expense of $6.8 million, $7 million, $5.3 million, and $0.5 million, for fiscal 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2005, respectively.

The Company provides certain health care and life insurance benefits for a limited number of retirees. The Company accrues the estimated cost of providing post-retirement benefits during the employees’ applicable years of service.

Assets funded under both the North American and European defined benefit plans consist primarily of equity and fixed income securities. At March 31, 2007, the fair market value of assets for the Company’s defined benefit plans was $408.9 million compared to $326.5 million at March 31, 2006.

Accounting And Significant Assumptions

The Company accounts for pension benefits using the accrual method set forth in SFAS 87. The accrual method of accounting for pensions involves the use of actuarial assumptions concerning future events that impact estimates of the amount and timing of benefit obligations and future benefit payments.

Significant assumptions used in calculating the Company’s pension benefit obligations and related expense are the discount rate, rate of compensation increase, and the expected long-term rate of return on plan assets. The Company establishes these underlying assumptions in consultation with its actuaries. Depending on the assumptions used, pension obligations and related expense could vary within a range of outcomes and have a material effect on the Company’s results, benefit obligations, and cash funding requirements.

The discount rates used by the Company for determining benefit obligations are generally based on high quality corporate bonds and reflect the cash flows of the respective plans. The assumed rates of compensation increases reflect estimates of the projected change in compensation levels based on future expectations, general price levels, productivity and historical experience, among other factors. In evaluating the expected long term rate of return on plan assets, the Company considers the allocation of assets and the expected return on various asset classes in the context of the long-term nature of pension obligations.

At March 31, 2007, the Company had slightly increased the discount rates used to value its pension benefit obligations to reflect the increase in yields on high quality corporate bonds, and increased the rate of compensation increases to reflect current inflationary expectations. The aggregate effect of these changes decreased the present value of projected benefit obligations as of March 31, 2007 and had the effect of decreasing pension expense in fiscal 2008. In addition, the plan freeze in the U.S. which ceased pension accruals for more than half the year reduced the pension expense for fiscal 2007 by $3.8 million. Pension expense for the Company’s defined benefit pension and other post-retirement benefit plans was $18.7 million in fiscal 2007 compared to $23.9 million in fiscal 2006.

A one-percentage point change in the weighted average expected return on plan assets for defined benefit plans would change net periodic benefit cost by approximately $3.6 million in fiscal 2007. A one-percentage point increase in the weighted average discount rate would decrease net periodic benefit cost for defined benefit plans by approximately $2.8 million in fiscal 2007. A one-percentage point decrease in the weighted average discount rate would increase net periodic benefit cost for defined benefit plans by approximately $5.5 million in fiscal 2007.

As of March 31, 2007, actuarial gains for the Company’s defined benefit pension and other post-retirement benefit plans were $12.8 million, compared to losses of $17.2 million at March 31, 2006. The actuarial gains during the fiscal year ended March 31, 2007 principally reflect increases in discount rates in the UK and the U.S. in 2007. SFAS 87 provides for delayed recognition of such actuarial gains/losses, whereby these gains/losses, to the extent they exceed 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized as a component of pension expense over a period that approximates the average remaining service period of active employees.

Plan Funding Requirements

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements including the Pension Protection Act of 2006, which requires full funding of underfunded defined benefit plans in the U.S. over a specific period, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50 million net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). On June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010. At March 31, 2007 such temporarily waived amounts aggregated approximately $29.4 million.

Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $70 million to $125 million from fiscal 2008 to fiscal 2012, including $35 million in fiscal 2008.

The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $93.2 million from fiscal 2008 to fiscal 2012, including $18.1 million in fiscal 2008. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $13 million from fiscal 2008 to fiscal 2012, including $2.5 million in fiscal 2008.

Financial Instruments and Market Risk

From time to time, the Company has used forward contracts to economically hedge certain commodity exposures, including lead. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swaps, forward and option contracts to finance its operations and to hedge interest rate, currency and certain lead purchasing requirements in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not entered into, and does not intend to enter into, contracts for speculative purposes nor be a party to any leveraged instruments.

The Company’s ability to utilize financial instruments may be restricted because of tightening, and/or elimination of unsecured credit availability with counter-parties. If the Company is unable to utilize such instruments, the Company may be exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, and lead prices.

Accounts Receivable Factoring Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $45.2 million and $41 million of foreign currency trade accounts receivable as of March 31, 2007 and 2006, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations.

Pursuant to its new $495 million senior secured credit facility, the Company has the ability to expand utilization of these arrangements to as much as €70 million. See Note 22 to the Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments at March 31, 2007 are summarized by fiscal year in which the payments are due in the following table:

						2013 and
	2008	2009	2010	2011	2012	Beyond	Total
				(In thousands)

10.5% Senior Secured Notes	$—	$—	$—	$—	$—	$290,000	$290,000
Floating Rate Convertible Senior Subordinated Notes	—	—	—	—	—	60,000	60,000
Senior Secured Credit Facility(h)	—	—	—	297,263	—	—	297,263
Interest on long-term debt(a)(h)	64,798	64,798	64,798	36,276	32,766	31,438	294,874
Short term borrowings	13,951	—	—	—	—	—	13,951
Other term loans	4,586	—	—	—	—	—	4,586
Capital leases(b)	4,478	3,680	5,138	1,860	1,804	5,226	22,186
Operating leases	21,456	16,534	9,965	6,052	4,373	11,774	70,154
Purchase Obligations(c)	37,500	35,718	—	—	—	—	73,218
Other non-current liabilities(d)	—	20,662	16,745	17,610	7,983	46,175	109,175

Total contractual cash obligations	$146,769	$141,392	$96,646	$359,061	$46,926	$444,613	$1,235,407

(a)	Reflects the Company’s scheduled interest payments and assumes an interest rate of 10.5% on the Senior Secured Notes, 3.9% on the Floating Rate Convertible Senior Subordinated Notes, and 11.1% on the Senior Secured Credit Facility.

(b)	Capital leases reflect future minimum lease payments including imputed interest charges.

(c)	Reflects the Company’s projected annual minimum purchase commitment, including penalties under the supply agreements entered into as a result of the sale of the Company’s separator business; amounts may vary based on actual purchases. See Note 17 to the Consolidated Financial Statements.

(d)	Other non-current liabilities include amounts on the Consolidated Balance Sheet as of March 31, 2007 (amounts that have been discounted are reflected as such on the table above). These amounts do not include the supply agreement penalty, which is reflected in purchase obligations. See footnote (c) above.

(e)	Pension and other post-retirement benefit obligations are not included in the table above. The Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $70 million to $125 million from fiscal 2008 to fiscal 2012, including $35 million in fiscal 2008. The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $93.2 million from fiscal 2008 to fiscal 2012, including $18.1 million in fiscal 2008. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $13 million from fiscal 2008 to fiscal 2012, including $2.5 million in fiscal 2008. See Note 10 to the Consolidated Financial Statements.

(f)	At March 31, 2007 the Company had outstanding letters of credit of $40.7 million and surety bonds of $4.5 million.

(g)	Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2007, bank guarantees with a face value of $19.1 million were outstanding.

(h)	As a result of completing a refinancing of the senior secured credit facility, on May 15, 2007, the maturity has been extended to beyond 2012. In addition, the new facility, which consists of a $295 million term loan and a $200 million asset based revolving loan facility, provides for lower interest rates (LIBOR + 1.75% on the revolver and LIBOR + 3.25% and + 3.50% for the U.S. dollar and Euro term loan borrowings, respectively) than the current LIBOR + 6.25% on the former facility. Accordingly, interest on long-term debt will be favorably impacted assuming a constant LIBOR rate. See Note 22 to the Consolidated Financial Statements.

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

Future Environmental Developments

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational safety, and health laws and regulations, and similar laws and regulations in other countries in which the Company operates. For a discussion of the legal proceedings relating to environmental matters, see Note 13 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks from changes in foreign currency exchange rates, certain commodity prices and interest rates. The Company does not enter into contracts without an intent to mitigate a particular risk, nor is it a party to any leveraged instruments. A discussion of the Company’s accounting policies for derivative instruments is provided in Notes 2 and 4 to the Consolidated Financial Statements.

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

Commodity Price Risk

Lead is the primary material used in the manufacture of batteries, representing approximately 40% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate long-term debt. The Company has on occasion entered into certain interest rate swap agreements to hedge exposure to interest costs associated with long-term debt. Interest rate swaps involve the exchange of floating rate interest payments to effectively convert floating rate debt into fixed rate debt. No such swaps were outstanding at March 31, 2007.

The following table presents the expected outstanding debt balances and related interest rates, excluding capital lease obligations and lines of credit, under the terms of the Company’s borrowing arrangements in effect at March 31, 2007.

	For the Fiscal Year(s) Ended March 31:
						2013 and
	2008	2009	2010	2011	2012	Beyond
	(In thousands)

10.5% Senior Secured Notes	$290,000	$290,000	$290,000	$290,000	$290,000	$—
Fixed Interest Rate	10.5%	10.5%	10.5%	10.5%	10.5%	n/a
Floating Rate Convertible Senior Subordinated Notes	$60,000	$60,000	$60,000	$60,000	$60,000	$—
Variable Interest Rate(a)	3.9%	3.9%	3.9%	3.9%	3.9%	n/a
Senior Secured Credit Facility(b)	$297,263	$297,263	$297,263	$—	$—	$—
Variable Interest Rate(a)(b)	11.1%	11.1%	11.1%	n/a	n/a	n/a

(a)	Variable components of interest rates based upon market rates at March 31, 2007. See Note 9 to the Consolidated Financial Statements.

(b)	Refinanced on May 15, 2007. See Note 22 to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this annual report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of the Company’s disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and on those criteria, we determined that, as of March 31, 2007, the Company’s internal control over financial reporting was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers, and Corporate Governance

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee financial expert and the Company’s Code of Ethics is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on August 22, 2007 (the “Proxy Statement”).

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement.

Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Audit Committee Financial Expert

The information required by this item is incorporated by reference to the Proxy Statement.

Code of Ethics

The information required by this item is incorporated by reference to the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

Item 15.	Exhibits and Financial Statement Schedules

(a) Index to Financial Statements

See Index to Consolidated Financial Statements at page F-1.

(b) Exhibits Required by Item 601 of Regulation S-K

See Index to Exhibits.

(c) Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 11, 2007.

Exide Technologies

By:	/s/ FRANCIS M. CORBY JR.
Francis M. Corby Jr.
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on June 11, 2007.

By: /s/ GORDON A. ULSH Gordon A. Ulsh, President and Chief Executive Officer (principal executive officer)	By: /s/ PAUL W. JENNINGS Paul W. Jennings, Director

By: /s/ FRANCIS M. CORBY JR. Francis M. Corby Jr., Executive Vice President and Chief Financial Officer (principal financial officer)	By: /s/ JOSEPH V. LASH Joseph V. Lash, Director

By: /s/ PHILLIP A. DAMASKA Phillip A. Damaska, Senior Vice President and Corporate Controller (principal accounting officer)	By: /s/ JOHN P. REILLY John P. Reilly, Chairman of the Board of Directors

By: /s/ HERBERT F. ASPBURY Herbert F. Aspbury, Director	By: /s/ MICHAEL P. RESSNER Michael P. Ressner, Director

By: /s/ MICHAEL R. D’APPOLONIA Michael R. D’Appolonia, Director	By: /s/ CARROLL R. WETZEL Carroll R. Wetzel, Director

By: /s/ DAVID S. FERGUSON David S. Ferguson, Director

INDEX TO EXHIBITS

2.1	Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated March 11, 2004, incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2004.
2.2	Amended Technical Amendment to Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated April 21, 2004, incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K, dated May 6, 2004.
2.3	Order confirming the Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors entered April 21, 2004, incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K, dated May 6, 2004.
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 1 of the Company’s Form 8-A dated May 6, 2004.
3.2	Amended and Restated Bylaws of the Company, effective April 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
3.3	Amendments to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit of the Company’s Form 8-K dated September 2, 2005.
3.4	Amendments to Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-Q dated November 9, 2006.
4.1	Credit and Guarantee Agreement dated as of May 5, 2004 by and among the Company, Exide Global Holding Netherlands C.V., the Lenders from time to time partly thereto, Credit Suisse First Boston and Fleet Securities Inc., Syndication Agents, Deutsche Bank AG New York Branch, as Administration Agent, Credit Suisse First Boston, as Book Running Manager, and Deutshe Bank Securities Inc, as Sole Lead Arranger and Book Running Manager, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 7, 2004.
4.2	Warrant Agreement dated as of May 5, 2004 by and between the Company and American Stock Transfer Trust Company, incorporated by reference to Exhibit 3 to the Company’s on Form 8-A dated May 6, 2004.
4.3	First Amendment and Waiver to Credit Agreement, dated as of November 10, 2004, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of The Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to the Company’s Report on Form 10-Q dated November 15, 2004.
4.4	Second Amendment and Waiver to Credit Agreement, dated as of February 14, 2005, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to the Company’s Report on Form 10-Q dated February 14, 2005.
4.5	Third Amendment and Waiver to Credit Agreement, dated as of February 24, 2005, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to the Company’s Report on Form 8-K dated February 28, 2005.
4.6	Indenture dated as of March 18, 2005 by and between the Company and SunTrust Bank relating to the 10 1/2% Senior Secured Notes due 2013, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 24, 2005.
4.7	Indenture dated as of March 18, 2005 by and between the Company and SunTrust Bank relating to the Floating Rate Convertible Senior Subordinated Notes due 2013, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 24, 2005.

4.8	Fourth Amendment and Waiver to Credit Agreement, dated as of June 13, 2005, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated June 15, 2005.
4.9	Copy of Intercreditor Agreement dated as of March 18, 2005 reflecting changes from First Amendment to Intercreditor Agreement dated as of June 10, 2005 among the Company, the administrative agent under the senior secured credit facility, the trustee for the Company’s two series of notes and the Pension Benefit Guaranty Corporation, incorporated by reference to Exhibit 99.4 to the Company’s Report on Form 8-K dated June 15, 2005.
4.10	Fifth Amendment and Waiver to Credit Agreement, dated as of June 29, 2005, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated June 30, 2005.
4.11	Sixth Amendment and Waiver to Credit Agreement, dated as of January 25, 2006, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated February 1, 2006.
4.12	Seventh Amendment and Waiver to Credit Agreement, dated as of March 10, 2006, among the Company, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of the Netherlands, the Lenders from time to time party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 15, 2006.
4.13	Security Agreement between the Company and the Pension Benefit Guaranty Corporation dated as of June 10, 2005, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated June 15, 2005.
4.14	Pledge Agreement between the Company and the Pension Benefit Guaranty Corporation dated as of June 10, 2005, incorporated by reference to Exhibit 99.3 to the Company’s Report on Form 8-K dated June 15, 2005.
4.15	Credit Agreement, dated as of May 15, 2007 among Exide Technologies, certain of the Company’s subsidiaries, Exide Global Holding Netherlands C.V., various financial institutions named therein, and Deutsche Bank AG New York Branch as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 15, 2007.
4.16	Registration Rights Agreement dated September 18, 2006, between Exide Technologies, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Associates, L.L.C., Tontine Capital Overseas Master Fund, L.P., Arklow Capital, LLC and Legg Mason Investment Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 19, 2006.
10.21	North American Supply Agreement dated December 15, 1999 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
10.22	Automotive and Industrial Supply Contract dated July 31, 2001 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
10.23	Golf Cart Separator Supply Contract dated July 31, 2001 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.24		Amendment to Supply Contracts dated July 31, 2001 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
10.25		Amendment No. 2 to Supply Contracts dated July 11, 2002 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
†10	.27	Exide Technologies’ 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 19, 2005.
†10	.28	Employment Agreement, dated as of March 2, 2005, by and between the Company and Gordon A. Ulsh, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 12, 2004.
10.29		Employment Agreement, dated as of February 16, 2006, by and between the Company and Francis M. Corby, Jr., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 16, 2006.
10.30		Form of Indemnity Agreement, dated February 27, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 2, 2006.
10.33		Compromise Agreement between CMP Batteries Limited (a subsidiary of Exide Technologies) and Neil Bright, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated November 6, 2006.
10.34		2007 Short Term Incentive Plan adopted by the Board of Directors on June 28, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q dated November 9, 2006.
10.35		Exide Technologies’ 2004 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 22, 2006.
10.36		Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 27, 2007.
10.37		Form of Exide Technologies Employee Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 20, 2004.
10.38		Form of Exide Technologies Employee Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated October 20, 2004.
10.39		Form of Non-Employee Director Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated October 20, 2004.
10.40		Form of Non-Employee Director Stock Option Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated October 20, 2004.
14.1		Amended Code of Ethics and Business Conduct, effective March 28, 2006, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
*21		Subsidiaries of the Company.
*23	.1	Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of Gordon A. Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Francis M. Corby, Jr., Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*32	.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

†	Management contract or compensatory plan or arrangement.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Exide Technologies and Subsidiaries

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

Other Financial Statements of Certain Exide Technologies Subsidiaries

The following financial statements for certain of Exide Technologies’ wholly owned subsidiaries are included pursuant to Regulation S-X Rule 3-16, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” See Note 9 to the Consolidated Financial Statements.

Exide Global Holding Netherlands C.V. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Exide Technologies:

We have completed integrated audits of Exide Technologies’ consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries (Successor Company) at March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2007 and for the period of May 6, 2004 to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and postretirement plans effective March 31, 2007.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation effective April 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Atlanta, Georgia
June 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Exide Technologies:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, stockholders’ equity and cash flow, present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries (Predecessor Company) and the results of their operations and their cash flows for the period from April 1, 2004 to May 5, 2004 and for the fiscal year in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the Consolidated Financial Statements, on April 15, 2002, Exide Technologies, together with certain of its U.S. subsidiaries (Debtors) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Court for the District of Delaware. The Debtor’s Joint Plan of Reorganization was confirmed by the Bankruptcy Court on April 21, 2004 and the Debtors declared May 5, 2004 as the effective date of the Plan as it had substantially consummated the transactions provided for in the Plan on such date. For accounting purposes the Company also recognized its emergence from bankruptcy as of May 5, 2004. In connection with its emergence from bankruptcy, the Company adopted Fresh Start reporting as of May 5, 2004.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
June 28, 2005

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Company			Predecessor Company
			For the Period
	For the Fiscal Year Ended		May 6, 2004	April 1, 2004
	March 31,	March 31,	to	to
	2007	2006	March 31, 2005	May 5, 2004
	(In thousands, except per-share data)

NET SALES	$2,939,785	$2,819,876	$2,476,259	$214,607
COST OF SALES	2,467,009	2,413,045	2,098,757	179,137

Gross profit	472,776	406,831	377,502	35,470

EXPENSES:
Selling, marketing and advertising	270,413	271,059	251,085	24,504
General and administrative	173,128	190,993	150,871	17,940
Restructuring	24,483	21,714	42,479	602
Goodwill impairment	—	—	388,524	—
Other (income) expense, net	9,636	3,684	(56,898)	6,222
Interest expense, net	90,020	69,464	42,636	8,870

	567,680	556,914	818,697	58,138

Loss before reorganization items, income taxes, minority interest	(94,904)	(150,083)	(441,195)	(22,668)
REORGANIZATION ITEMS, NET	4,310	6,158	11,527	18,434
FRESH START ACCOUNTING ADJUSTMENTS, NET	—	—	—	(228,371)
GAIN ON DISCHARGE OF LIABILITIES SUBJECT TO COMPROMISE	—	—	—	(1,558,839)
INCOME TAX PROVISION (BENEFIT)	5,783	15,962	14,219	(2,482)
MINORITY INTEREST	882	529	(18)	26

Net income (loss)	(105,879)	(172,732)	(466,923)	1,748,564

NET INCOME (LOSS) PER SHARE
Basic and Diluted	$(2.39)	$(6.75)	$(18.26)	$63.86

WEIGHTED AVERAGE SHARES
Basic and Diluted	44,358	25,576	25,576	27,383

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2007	2006
	(In thousands, except
	per-share data)

ASSETS
Current assets:
Cash and cash equivalents	$76,211	$32,161
Receivables, net of allowance for doubtful accounts of $28,624 and $21,637	639,115	617,677
Inventories	411,554	414,943
Prepaid expenses and other	20,224	30,804
Deferred financing costs, net	3,411	3,169
Deferred income taxes	19,030	11,066

Total current assets	1,169,545	1,109,820

Property, plant and equipment, net	649,015	685,842

Other assets:
Other intangibles, net	191,762	186,820
Investments in affiliates	5,282	4,783
Deferred financing costs, net	12,908	15,196
Deferred income taxes	67,006	56,358
Other	24,706	24,090

	301,664	287,247

Total assets	$2,120,224	$2,082,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$13,951	$11,375
Current maturities of long-term debt	3,996	5,643
Accounts payable	360,278	360,538
Accrued expenses	299,157	298,631
Warrants liability	5,297	2,063

Total current liabilities	682,679	678,250
Long-term debt	666,507	683,986
Noncurrent retirement obligations	263,290	333,248
Deferred income tax liability	41,232	33,590
Other noncurrent liabilities	121,433	116,430

Total liabilities	1,775,141	1,845,504

Commitments and contingencies	—	—
Minority interest	14,560	12,666

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 and 61,500 shares authorized, 60,676 and 24,546 shares issued and outstanding	607	245
Additional paid-in capital	1,008,481	888,647
Accumulated deficit	(745,534)	(639,655)
Accumulated other comprehensive income (loss)	66,969	(24,498)

Total stockholders’ equity	330,523	224,739

Total liabilities and stockholders’ equity	$2,120,224	$2,082,909

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive
					Income (Loss)
			Notes		Minimum
		Additional	Receivable-		Pension	Cummulative
	Common	Paid-in	Stock	Accumulated	Liability,	Transalation	Comprehensive
	Stock	Capital	Award Plan	Deficit	Net of Tax	Adjustment	Income (Loss)
	(In thousands)

Balance at March 31, 2004 (Predecessor Company)	$274	$570,589	$(665)	$(1,046,087)	$(155,898)	$(137,982)

Net income	—	—	—	1,748,564	—	—	$1,748,564
Translation adjustment	—	—	—	—	—	(7,591)	(7,591)
Cancellation of Predecessor Company common stock	(274)	(570,589)	—	—	—	—	—
Fresh Start elimination of equity account balances	—	—	665	(702,477)	155,898	145,573	—

Comprehensive income	—	—	—	—	—	—	$1,740,973

Balance at May 5, 2004 (Predecessor Company)	$—	$—	$—	$—	$—	$—

Issuance of Successor Company common stock	234	888,157	—	—	—	—

Balance at May 5, 2004	$234	$888,157	$—	$—	$—	$—

Net loss	—	—	—	(466,923)	—	—	$(466,923)
Minimum pension liability adjustment, net of tax of $1,559	—	—	—	—	(24,350)	—	(24,350)
Translation adjustment	—	—	—	—	—	30,141	30,141

Comprehensive loss	—	—	—	—	—	—	$(461,132)

Balance at March 31, 2005	$234	$888,157	$—	$(466,923)	$(24,350)	$30,141

Net loss	—	—	—	(172,732)	—	—	$(172,732)
Minimum pension liability adjustment, net of tax of $315	—	—	—	—	(6,026)	—	(6,026)
Translation adjustment	—	—	—	—	—	(24,263)	(24,263)

Comprehensive loss	—	—	—	—	—	—	$(203,021)

Common stock issuance	11	(11)	—	—	—	—
Restricted stock issuance	—	501	—	—	—	—

Balance at March 31, 2006	$245	$888,647	$—	$(639,655)	$(30,376)	$5,878

Net loss	—	—	—	(105,879)	—	—	$(105,879)
Minimum pension liability adjustment, net of tax of $1,779	—	—	—	—	22,289	—	22,289
Increase from initial adoption of SFAS 158	—	—	—	—	24,242	—	—
Translation adjustment	—	—	—	—	—	44,936	44,936

Comprehensive loss	—	—	—	—	—	—	$(38,654)

Common stock issuance	362	117,385	—	—	—	—
Stock compensation	—	2,449	—	—	—	—

Balance at March 31, 2007	$607	$1,008,481	$—	$(745,534)	$16,155	$50,814

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Predecessor
	Successor Company			Company
			For the Period
	For the Fiscal Year Ended		May 6, 2004	April 1, 2004
	March 31,	March 31,	to	to
	2007	2006	March 31, 2005	May 5, 2004
		(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$(105,879)	$(172,732)	$(466,923)	$1,748,564
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities —
Depreciation and amortization	121,016	122,429	108,752	7,848
Gain on discharge of liabilities subject to compromise	—	—	—	(1,558,839)
Fresh start accounting adjustments, net	—	—	—	(228,371)
Unrealized loss (gain) on Warrants	3,234	(9,125)	(63,112)	—
Net loss on asset sales / impairments	18,622	8,044	7,649	—
Gain on insurance recoveries	—	(4,791)	(13,645)	—
Deferred income taxes	(6,350)	(36)	6,551	(3,179)
Provision for doubtful accounts	9,096	4,116	1,973	473
Non-cash stock compensation	2,449	501	—	—
Reorganization items, net	4,310	6,158	11,527	18,434
Goodwill impairment	—	—	388,524	—
Insurance proceeds	—	11,144	7,290	—
Minority interest	882	529	(18)	26
Amortization of deferred financing costs	3,476	2,048	—	1,251
Changes in assets and liabilities excluding effects of Fresh Start accounting —
Receivables	14,635	34,022	(31,777)	45,924
Inventories	30,568	(34,703)	38,826	(10,873)
Prepaid expenses and other	13,614	(8,997)	(108)	286
Payables	(25,389)	33,958	41,120	(20,967)
Accrued expenses	(16,149)	(68,907)	(32,932)	(20,564)
Noncurrent liabilities	(53,258)	27,500	(4,454)	(294)
Other, net	(13,700)	4,494	(8,934)	13,095

Net cash provided by (used in) operating activities	1,177	(44,348)	(9,691)	(7,186)

Cash Flows From Investing Activities:
Capital expenditures	(51,932)	(58,133)	(69,114)	(7,152)
Proceeds from sales of assets	4,485	25,316	25,101	2,800

Net cash used in investing activities	(47,447)	(32,817)	(44,013)	(4,352)

Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	1,123	10,347	(11,588)	2,425
Repayments under 9.125% Senior Notes	—	—	—	(110,082)
Borrowings under Replacement DIP Credit Facility	—	—	—	121,258
Repayments under Replacement DIP Credit Facility	—	—	—	(452,875)
Borrowings under Senior Secured Credit Facility	—	46,250	—	500,000
Repayments under Senior Secured Credit Facility	(27,948)	(17,224)	(250,000)	—
Borrowings under Senior Secured Notes	—	—	290,000	—
Borrowings under Convertible Senior Subordinated Notes	—	—	60,000	—
Common stock issuance	117,747	—	—	—
Settlement of foreign currency swap	—	(12,084)	—	—
Increase/Decrease in other debt	(2,504)	15,667	(5,967)	(2,412)
Financing costs and other	(832)	(8,310)	(13,520)	(23,146)

Net cash provided by financing activities	87,586	34,646	68,925	35,168

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,734	(2,016)	1,879	(1,447)

Net Increase (Decrease) In Cash and Cash Equivalents	44,050	(44,535)	17,100	22,183
Cash and Cash Equivalents, Beginning of Period	32,161	76,696	59,596	37,413

Cash and Cash Equivalents, End of Period	$76,211	$32,161	$76,696	$59,596

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the period for —
Interest	$73,434	$54,923	$32,991	$13,765
Income taxes (net of refunds)	$11,125	$10,568	$10,580	$1,139

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

The emergence from Chapter 11 resulted in a new reporting entity (the “Successor Company”) and adoption of Fresh Start reporting and reporting in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Fresh Start reporting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). In connection with the development of the Plan the Company was primarily responsible for the valuation and directed its financial advisors to prepare a valuation analysis of its business. Management considered a number of factors, including valuations or appraisals, when estimating the fair values of the Company’s assets and liabilities. Each liability existing at the Plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. Adoption of Fresh Start reporting has resulted in material adjustments to the historical carrying value of the Company’s assets and liabilities.

The accompanying Consolidated Financial Statements of the Company prior to emergence from Chapter 11 (the “Predecessor Company”) have also been prepared in accordance with SOP 90-7. Revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as Reorganization items, net in the consolidated statements of operations.

Since the Company’s emergence from bankruptcy resulted in a new reporting entity as of the Effective Date, the Consolidated Financial Statements for periods subsequent to May 5, 2004 are not comparable with those of prior periods. All financial information as of and for periods prior to May 6, 2004 is presented as pertaining to the Predecessor Company, while all financial information after that date is presented as pertaining to the Successor Company. The Consolidated Statements of Operations reflect the results of the reorganization and Fresh Start adjustments in accordance with SOP 90-7 in the period April 1, 2004 to May 5, 2004 as Predecessor Company information.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company currently has four business segments, Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, Industrial Energy Europe and ROW. For a discussion of the Company’s segments, see Note 20.

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currencies. Assets and liabilities of the Company’s foreign subsidiaries and affiliates are translated into U.S. dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of SFAS No. 52 “Foreign Currency Translation” are also recorded as a component of accumulated other comprehensive income (loss). All other foreign currency gains and losses are included in other (income) expense, net. The Company recognized net foreign currency (gains) losses of ($11.6) million, $11.3 million, ($2.6) million, and $6.3 million, in fiscal 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2004, respectively.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates fair value, because of the short-term maturity of these instruments.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property, Plant and Equipment

	2007	2006
	(In thousands)

Land	$73,514	$72,709
Buildings and improvements	232,397	232,512
Machinery and equipment	634,563	555,565
Construction in progress	26,305	34,166

	966,779	894,952
Less — Accumulated depreciation	317,764	209,110

Property, plant and equipment, net	$649,015	$685,842

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The range of original estimated useful lives is: buildings and improvements, 25-40 years; machinery and equipment, 3-14 years.

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements and major renewals are capitalized. Depreciation expense was $108.7 million, $110 million, $99.1 million, and $7.7 million, for fiscal 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2004, respectively.

Capitalized Software Costs

The Company capitalizes the cost of computer software acquired or developed for internal use, in accordance with SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The capitalized costs are amortized over the estimated useful life of the software, ranging from 3 to 5 years, on a straight-line basis.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has entered into foreign exchange rate agreements to hedge exposure to the currency fluctuation of certain transactions denominated in a currency other than the applicable local currency.

The Company has historically entered into forward purchase and put option agreements to economically hedge the cost of externally purchased commodities including lead.

Counterparties to foreign exchange and commodity and option agreements are major financial institutions. The Company believes the risk of incurring losses related to credit risk with these counterparties is remote.

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

Revenue Recognition

The Company records sales when revenue is earned. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, terms are FOB destination and in these cases, revenue is recognized when product is delivered to the customer’s delivery site.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Shipping and Handling Costs

The Company records shipping and handling costs incurred in cost of sales and records shipping and handling costs billed to customers in net sales.

Advertising

The Company expenses advertising costs as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding for the period, while diluted net income (loss) per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Plan have been included as outstanding common shares for purposes of calculating net income (loss) per share.

Due to net losses for the fiscal years ended March 31, 2007 and 2006 and the period May 6, 2004 to March 31, 2005, 454,338, 39,218, and 621 shares of securities issuable in connection with stock option plans, restricted stock (unvested) and restricted stock unit plans have been excluded from the diluted loss per share calculation because their effect would be anti-dilutive. For the period April 1, 2004 to May 5, 2004, 5,211,000 shares of securities were excluded from the computation of diluted earnings per share because the exercise prices of the related options and warrants were greater than the average market price of the common shares, and would have had an anti-dilutive effect for that period.

As a result of the consummation of the $75 million rights offering and the private sale of $50 million of common stock (see Note 18), the Company issued a total of 35,712,570 shares of its common stock. Upon consummation of the rights offering, the fair value of the Company’s common stock was more than the rights offering’s $3.50 per share subscription price. Accordingly, basic and diluted loss per common share have been restated for the fiscal years ended March 31, 2006, and the period May 6, 2004 to March 31, 2005, to reflect a stock dividend of 576,122 shares of the Company’s common stock.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS 155”).” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective April 1, 2007. The adoption of SFAS 155 is not expected to have an impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”).” SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 1, 2007. The adoption of SFAS 156 is not expected to have an impact on the Company’s financial statements.

In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”).” FIN 48 which clarifies the accounting for uncertain tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statement if that position is more likely than not of being sustained on audit based on the technical merits of the position. As required by FIN 48, the Company will adopt this new accounting standard effective April 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements but is not yet in a position to make this determination.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2009), and interim periods within those years. The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2009). The Company will assess the effect of this pronouncements on its financial statements, but at this time, no material effect is expected.

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

Upon the adoption of Fresh Start reporting, on the Effective Date, May 5, 2004, the Warrants were ascribed a fair value of approximately $74.3 million, reflecting the underlying enterprise value of the Company underlying the Plan. The fair value of the Warrants was determined using a Black Scholes Model with an assumed volatility of 40%, a risk free rate of 3%, fair value of common shares and exercise price of $32.11 and a dividend yield of 0%. As no active market existed when the Warrants were initially valued, the Company believed a Black Scholes Model, which is widely accepted in valuing warrants and call options, was the appropriate valuation model to use as no active market existed for the warrants at the date of emergence. Subsequent to the Company’s emergence from bankruptcy, the Warrants began to trade on The NASDAQ

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Global Market under the ticker “XIDEW.” Subsequent to the Warrants becoming actively traded, the Warrants were measured using market prices as quoted market prices are the best indicator of fair value. In accordance with the provisions of the Warrant Agreement, and as a result of the completed $75 million rights offering and private sale of $50 million of common stock on September 18, 2006, an additional 371,164 warrants became issuable and the exercise price of the warrants was adjusted to $30.31 per share.

The Warrants are exercisable through May 5, 2011. The exercise price, the number of shares purchasable upon the exercise of each Warrant and the number of Warrants outstanding are subject to adjustment from time to time upon occurrence of certain events described in the Warrant Agreement. In accordance with EITF 00-19 and SFAS 150, the Warrants have been marked-to-market based upon quoted market prices. This mark-to-market resulted in recognition of unrealized loss (gain) of $3.2 million, ($9.1) million and ($63.1) million for fiscal 2007, fiscal 2006, and the period May 6, 2004 to March 31, 2005, which is reported in Other (income) expense, net in the Consolidated Statements of Operations. Future results of operations may be subject to volatility from changes in the market value of such Warrants.

(4)	ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in a portion of the cost of lead purchases as well as hedging certain interest rates and foreign currency exchange rates. Changes in the fair value of cash flow hedges for which the hedged item affects earnings immediately (foreign currency transaction hedges and interest rate hedges), ineffective portions of changes in the fair value of cash flow hedges and fair value changes on certain derivatives that, despite being utilized to effectively manage the above mentioned activities, do not qualify for hedge accounting, are recognized in earnings immediately. The change in fair value of cash flow hedges for which the hedged item affects earnings immediately, related to hedge ineffectiveness and of derivatives not qualifying for hedge accounting, and for the fiscal year ending March 31, 2006 the net gain was $7.4 million, of which a gain of $1.1 million was recognized in other (income) expense and a gain of $6.3 million was recognized in cost of sales. For the period May 6, 2004 to March 31, 2005, the net loss was $7.1 million, of which a loss of $13.2 million was recognized in other (income) expense and a gain of $6 million was recognized in cost of sales. The Company did not enter into any derivative contracts during fiscal 2007. There were derivative contracts outstanding at March 31, 2006 of $2.8 million.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	REORGANIZATION ITEMS

Reorganization items represent amounts the Company incurred as a result of the Chapter 11 process and are presented separately in the consolidated statements of operations. The following have been incurred:

			For the Period
	For the Fiscal Year Ended		May 6, 2004 to	April 1, 2004 to
	March 31, 2007	March 31, 2006	March 31, 2005	May 5, 2004
	(In thousands)

Professional fees	$2,939	$4,051	$9,817	$18,515
Other	1,371	2,107	1,710	(81)

Total reorganization items, net	4,310	6,158	11,527	18,434
Gain on settlement of liabilities subject to compromise and recapitalization	—	—	—	(1,558,839)
Fresh Start accounting adjustments	—	—	—	(228,371)

Loss (gain) on reorganization items	$4,310	$6,158	$11,527	$(1,768,776)

Net cash paid for reorganization items during fiscal 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2005 was $4.6 million, $11.6 million, $41.3 million, and $6.1 million, respectively.

The following provides additional information relating to the above reorganization items:

Professional fees

Professional fees include financial, legal and valuation services directly associated with the reorganization process, including fees incurred related to asset sales, success fees payable to the Company’s advisors related to emergence from Chapter 11 and fees for the ongoing claims reconciliation process. Professional fees for the period April 1, 2004 to May 5, 2004 include success fees of $12.5 million payable to the Company’s advisors upon emergence from Chapter 11.

Other

Other primarily represents the Predecessor Company directors and officer’s D&O insurance coverage.

(6)	ACCOUNTING FOR INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company completed its most recent annual impairment assessment of intangible assets (as required under SFAS 142) effective March 31, 2007, utilizing its business plan as the basis for development of cash flows and an estimate of fair values. No adjustment of carrying values was deemed necessary.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames (Not	Tradenames (Subject	Customer
	Subject to Amortization)	to Amortization)	Relationships	Technology	Total
	(In thousands)

As of March 31, 2006
Gross Amount	$56,331	$12,813	$106,594	$23,781	$199,519
Accumulated Amortization	—	(1,939)	(8,499)	(2,261)	(12,699)

Net	$56,331	$10,874	$98,095	$21,520	$186,820

As of March 31, 2007
Gross Amount	$60,056	$13,660	$113,361	$25,354	$212,431
Accumulated Amortization	—	(3,147)	(13,855)	(3,667)	(20,669)

Net	$60,056	$10,513	$99,506	$21,687	$191,762

Amortization of intangible assets for fiscal year 2007 and 2006 was $7 million and $6.7 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to average $7 million. Intangible assets have been recorded at the proper legal entity and are subject to foreign currency fluctuations. The change in the gross amounts, shown above, from fiscal 2006 to fiscal 2007, result only from foreign currency translation. No other activity has occurred.

Goodwill

The Company’s emergence from bankruptcy on May 6, 2004 resulted in the Successor Company and adoption of Fresh Start reporting and reporting in accordance with SOP 90-7. Fresh Start reporting required the Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with SFAS No. 141.

The fair values of the assets as determined by Fresh Start reporting were based on estimates of future cash flows. The estimated enterprise value of the Company of $1.5 billion which served as the basis for the Plan approved by the Bankruptcy Court, was used to determine the reorganization value, which was estimated at $2.7 billion. The portion of reorganization value which could not be attributed to specific tangible or identified intangible assets was $388.5 million. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. The enterprise value that served as the basis for determining the reorganization value was calculated using the discounted cash flow method. The cash flows, taken from the Company’s Plan of Reorganization, were projected over five years, utilizing discount rates of 9% to 11%, respectively, for the transportation and industrial businesses in order to reflect the inherent risks of each business. The enterprise value was based on an assumed tax rate of 0% in the U.S. in years 1 through 3 (in consideration of the Company’s NOL tax position), and 38% in the remaining years. For Europe and ROW, a tax rate of 25% was assumed for all periods reflected.

The Company completed its annual impairment assessment of goodwill effective December 31, 2004, utilizing its five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. The Company’s impairment assessment also considered the market value of the Company’s securities as of December 31, 2004. As a result of the comparison of the book carrying values of its reporting units, including goodwill, against these estimated fair values, the Company determined that goodwill was fully impaired and wrote down the entire $388.5 million balance of goodwill in fiscal 2005.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31, 2007	March 31, 2006
	(In thousands)

Raw materials	$53,337	$64,248
Work-in-process	89,339	79,923
Finished Goods	268,878	270,772

	$411,554	$414,943

(8)	OTHER ASSETS

Other assets consist of:

	March 31, 2007	March 31, 2006
	(In thousands)

Deposits(a)	$15,596	$10,317
Capitalized software, net	2,495	6,524
Loan to affiliate	3,702	3,563
Other	2,913	3,686

	$24,706	$24,090

(a)	Deposits principally represent amounts held by the beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.

(9)	DEBT

At March 31, 2007 and 2006, short-term borrowings of $14 million and $11.4 million, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.1% and 3.6% at March 31, 2007 and 2006, respectively.

Total long-term debt at March 31, 2007 comprised the following:

March 31, 2007
(In thousands)

Senior Secured Credit Facility	$297,263
10.5% Senior Secured Notes due 2013	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	23,240

Total	670,503
Less-current maturities	3,996

$666,507

Total debt at March 31, 2007 was $684.5 million.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total long-term debt at March 31, 2006 comprised the following:

March 31, 2006
(In thousands)

Senior Secured Credit Facility	$316,277
10.5% Senior Secured Notes due 2013	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	23,352

Total	689,629
Less-current maturities	5,643

$683,986

Total debt at March 31, 2006 was $701 million.

On May 5, 2004, the Company entered into a $600 million Senior Secured Credit Agreement (the “Credit Agreement”) which included a $500 million Multi-Currency Term Loan Facility and a $100 million Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40 million. The Revolving Loan Facility matures on May 5, 2009, while the Term Loan Facility matures on May 5, 2010. The Term Loan Facility and the Revolving Loan Facility bear interest at LIBOR plus 6.25% per annum. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Company and are collateralized by substantially all of the assets of the Company and the subsidiary guarantors. Availability under the Revolving Loan Facility and other loan facilities was $59.3 million and $10.4 million as of March 31, 2007. At March 31, 2007 and 2006, weighted average interest on the Credit Agreement was 11.1% and 10.6%, respectively.

The Credit Agreement required the Company to comply with financial covenants, including a minimum consolidated earnings before interest, taxes, depreciation, amortization and restructuring (“Adjusted EBITDA”) covenant and a leverage ratio of consolidated debt to adjusted EBITDA for the relevant periods. The Credit Agreement also contained other customary covenants, including reporting covenants and covenants that restrict the Company’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of the Company’s business or enter into related party transactions.

On May 15, 2007, the Company retired the Credit Agreement described above, and entered into a new $495 million senior secured credit facility consisting of a $200 million asset based revolving senior secured credit facility and a $295 million term loan facility. See Note 22 for a complete discussion of the terms and provisions of the new senior secured credit facility.

In March 2005, the Company issued $290 million in aggregate principal amount of 10.5% Senior Secured Notes due 2013. Interest of $15.2 million is payable semi-annually on March 15 and September 15. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The indenture for these notes contains financial covenants which limit or restrict the ability of the Company and its subsidiaries

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets.

Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The weighted average interest on these notes was 3.9% and 3.4% at March 31, 2007 and 2006, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2007, the Company was in compliance in all material respects with covenants contained in the Credit Agreement and Indenture agreements that cover the Senior Secured Notes and Floating Rate Convertible Senior Subordinated Notes.

The Company’s variable rate debt at March 31, 2007 and 2006 was $371.2 million and $387.7 million, respectively, none of which was hedged.

Annual principal payments required under long-term debt obligations at March 31, 2007 are as follows:

Amount
(In thousands)

2008	$—
2009	—
2010	—
2011	297,263
2012	—
2013 and beyond	350,000

Total	$647,263

(10)	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB Statement No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. Companies will continue to follow the existing guidance in SFAS 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 was effective for fiscal years

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at March 31, 2007. The incremental effect of adopting SFAS 158 is summarized below (in thousands):

	Before Application		After Application
	of SFAS 158	Adjustments	of SFAS 158

Prepaid expenses and other	$678	$202	$880
Deferred income taxes	2,665	988	3,653
Accrued expenses and noncurrent retirement obligations	(298,339)	23,052	(275,287)
Accumulated deficit	286,909	—	286,909
Accumulated other comprehensive (income) loss	8,087	(24,242)	(16,155)

SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008. The company currently uses a December 31 measurement date for its U.S. pension and other postretirement benefit plans and a March 31 measurement date for its non-U.S. plans. The company intends to eliminate the early measurement date for its U.S plans in fiscal 2009.

The Company has a noncontributory defined benefit pension plan that covered substantially all hourly and salaried employees. During fiscal 2007, the Company announced a freeze to the benefit accruals for all salaried and non-union hourly employees. Also, as certain collective bargaining agreements expired, freezes were negotiated for the union employees covered by these agreements. Some of the union employees continue to accrue benefits under the plan due to future expiration dates on certain collective bargaining agreements.

In Europe and ROW, the Company sponsors several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon underlying assumptions established by the Company in consultation with its actuaries. In most cases, the defined benefit plans are not funded.

The Company also has defined contribution plans in North America, Europe, and ROW with related expense of $6.8 million, $7 million, $5.3 million, and $0.5 million, for fiscal 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2005, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides certain retiree health care and life insurance benefits for a limited number of employees. The Company accrues the estimated cost of providing post-retirement benefits during the employees’ applicable years of service. The following tables set forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2007 and 2006:

Pension Benefits:

	Fiscal	Fiscal
	Year Ended	Year Ended
	March 31, 2007	March 31, 2006
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$638,230	$650,318
Service cost	9,164	10,638
Interest cost	33,949	32,552
Actuarial (gain) loss	(19,758)	2,408
Plan participants’ contributions	1,170	1,218
Benefits paid	(33,398)	(30,003)
Plan amendments	—	258
Currency translation	34,939	(22,698)
Settlements and other	762	(6,461)

Benefit obligation at end of period	$665,058	$638,230

Change in plan assets:
Fair value of plan assets at beginning of period	$326,480	$295,298
Actual return on plan assets	30,924	36,136
Employer contributions	63,553	41,082
Plan participants’ contributions	1,170	1,218
Benefits paid	(33,398)	(30,003)
Currency translation	18,402	(10,129)
Settlements and other	1,751	(7,122)

Fair value of plan assets at end of period	$408,882	$326,480

Reconciliation of funded status:
Benefit obligation at end of period	$665,058	$638,230
Fair value of plan assets at end of period	408,882	326,480
Funded status	(256,176)	(311,750)
Prior service cost	see note (a)	258
Unrecognized actuarial loss	see note (a)	11,654
Contributions after measurement date	8,273	7,908

Net amount recognized at end of period	$(247,903)	$(291,930)

Amounts recognized in Statement of Financial Position:
Prepaid expenses and other	see note (a)	$332
Noncurrent other assets	880	see note (a)
Accrued expenses	(9,468)	(12,093)
Noncurrent retirement obligations	(239,315)	(312,677)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal	Fiscal
	Year Ended	Year Ended
	March 31, 2007	March 31, 2006
	(In thousands)

Intangible asset	see note (a)	258
Accumulated other comprehensive (income) loss	see note (a)	32,250

Net amount recognized at end of period	$(247,903)	$(291,930)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$264	see note (a)
Net actuarial (gain)	(16,415)	see note (a)

Net amount recognized in accumulated other comprehensive (income) loss:	$(16,151)	$—

Unfunded pension cost	$(264,054)	$(291,930)

Other Post-Retirement Benefits:
Change in benefit obligation:
Benefit obligation at beginning of period	$30,149	$24,684
Service cost	167	101
Interest cost	1,487	1,573
Actuarial (gain) loss	(1,817)	6,509
Plan participants’ contributions	166	195
Benefits paid	(3,247)	(3,023)
Currency translation	146	109

Benefit obligation at end of period	$27,051	$30,148

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	3,081	2,828
Plan participants’ contributions	166	195
Benefits paid	(3,247)	(3,023)

Fair value of plan assets at end of period	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$27,051	$30,148
Fair value of plan assets at end of period	—	—
Funded status	(27,051)	(30,148)
Unrecognized actuarial loss	see note (a)	5,532
Contributions after measurement date	547	505

Net amount recognized at end of period	$(26,504)	$(24,111)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal	Fiscal
	Year Ended	Year Ended
	March 31, 2007	March 31, 2006
	(In thousands)

Amounts recognized in statement of financial position:
Accrued expenses	$(2,529)	$(3,539)
Noncurrent retirement obligations	(23,975)	(20,572)

Net amount recognized at end of period	$(26,504)	$(24,111)

Amounts recognized in accumulated other comprehensive (income) loss:
Net actuarial loss	$3,649	see note (a)

Net amount recognized in accumulated other comprehensive (income) loss:	$3,649	$—

Unfunded postretirement benefit cost	$(22,855)	$(24,111)

(a)	Amounts above for fiscal year 2007 include the effect of adopting SFAS 158. Fiscal year 2006 amounts have not been restated.

	Pension		Other Post-Retirement
	Benefits		Benefits
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Weighted-average assumptions as of:
Discount rate	5.5%	5.2%	5.7%	5.4%
Rate of compensation increase	3.7%	3.7%	n/a	n/a

Expense Assumptions:

			Other Post-Retirement
	Pension Benefits		Benefits
	FY 2008	FY 2007	FY 2008	FY 2007
	Expense	Expense	Expense	Expense

Weighted-average assumptions for:
Discount rate	5.5%	5.2%	5.7%	5.4%
Expected return on plan assets	6.9%	6.9%	n/a	n/a
Rate of compensation increase	3.7%	3.7%	n/a	n/a

For fiscal year 2007 expense, the Company assumed an expected weighted average return on plan assets of 6.9%. In developing this rate assumption, the Company evaluated input from third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

For other post-retirement benefit measurement purposes, an annual rate of 10% and 9.7% increase in the per capita cost of covered health care benefits was assumed for 2007 and 2006, respectively. The rate was assumed to decrease gradually to 5% over eight and seven years for 2007 and 2006, respectively, and remain at that level thereafter.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the plans’ expense recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Fiscal Year Ended		For the Period
	March 31,	March 31,	May 6, 2004 to	April 1, 2004 to
	2007	2006	March 31, 2005	May 05, 2004
	(In thousands)

Components of net periodic benefit cost:
Service cost	$9,164	$10,638	$9,596	$856
Interest cost	33,949	32,552	31,586	2,798
Expected return on plan assets	(24,923)	(21,179)	(19,406)	(1,640)
Amortization of: Prior service cost	19	—	—	4
Actuarial (gain) loss	(1,210)	—	—	836

Net periodic benefit cost(a)	$16,999	$22,011	$21,776	$2,854

(a)	Excludes the impact of settlement net losses of $0.6 million, and $0.2 million in fiscal 2006 and in the period from May 6, 2004 to March 31, 2005, respectively and curtailment net (gains) of ($0.8) million and ($0.6) million in fiscal 2006 and in the period from May 6, 2004 to March 31, 2005, respectively.

(b)	$1.4 million of income will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2008 relating to the Company’s pension plans.

	Other Post-Retirement Benefits
	Fiscal Year Ended		For the Period
	March 31,	March 31,	May 6, 2004 to	April 1, 2004 to
	2007	2006	March 31, 2005	May 05, 2004
	(In thousands)

Components of net periodic benefit cost:
Service cost	$167	$101	$82	$6
Interest cost	1,487	1,573	1,222	147
Amortization of: Transition obligation	—	—	—	3
Prior service cost	—	—	—	(52)
Actuarial loss	84	208	—	20

Net periodic benefit cost	$1,738	$1,882	$1,304	$124

(a)	$0.1 million of expense will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2008 relating to the Company’s other post retirement benefit plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $492.6 million, $484.2 million and $241.1 million, respectively, as of March 31, 2007 and $488.6 million, $480 million, and $189.8 million, respectively, as of March 31, 2006.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the Company’s pension plans was $626.7 million as of March 31, 2007. Expected future benefit payments are as follows:

		Other	Other
		Post-Retirement	Post-Retirement
		Gross Expected	Expected Medicare
Fiscal Year	Pension Benefits	Benefit Payments	Subsidy Payments
		(In thousands)

2008	$33,356	2,729	$200
2009	33,939	2,748	200
2010	34,202	2,663	200
2011	34,724	2,488	200
2012	36,266	2,402	200
2013 to 2017	198,425	11,988	1,200

The asset allocation for the Company’s pension plans at March 31, 2007, and the long term target allocation, by asset category, are as follows:

	Target
	Allocation	Percentage of Plan Assets at Year End
Asset Category	2008	2007	2006

Equity securities	66%	65%	71%
Fixed income securities	33%	31%	26%
Real estate and other	0%	1%	1%
Cash	1%	3%	2%

Total	100%	100%	100%

The Company invests in a diversified portfolio of investments consisting almost entirely of equity and fixed income securities. The equity portfolio includes direct and indirect interests in both U.S. and global equity securities, both in developed and emerging market companies. The fixed income portfolio is primarily U.S. and global high-quality bond funds.

The estimated fiscal 2008 pension plan contributions are $53.1 million and other post-retirement contributions are $2.5 million.

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50 million, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). On June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010.

Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $70 million to $125 million from fiscal 2008 to fiscal 2012, including $35 million in fiscal 2008.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $93.2 million from fiscal 2008 to fiscal 2012, including $18.1 million in fiscal 2008. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $13 million from fiscal 2008 to fiscal 2012, including $2.5 million in fiscal 2008.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$189	$156
Effect on the postretirement benefit obligation	$2,589	$2,211

(11)	STOCK BASED COMPENSATION PLANS

Effective April 1, 2006, the Company adopted SFAS 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments. This method requires the Company to expense the remaining unrecognized portion of unvested awards outstanding at the effective date and any awards granted or modified after the effective date, but does not require restatement of prior periods. The fair values of stock awards are determined using an estimated expected life. The Company recognizes compensation expense on a straight-line basis over the period the award is earned by the employee.

On August 30, 2005, the stockholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) to provide incentives and awards to employees and directors of the Company as well as certain consultants. Under the Plan, all employees are eligible to receive awards. The 2004 Plan, as amended, permits the granting of stock options, restricted shares, restricted share units, and performance awards. The maximum number of shares that the Company may issue is 7.1 million for all awards, but not more than 1.9 million shares as restricted shares or restricted share units.

Under the terms of the 2004 Plan, stock options are generally subject to a three-year vesting schedule, and generally expire 10 years from the option grant date. Shares of restricted stock are generally subject to a five-year vesting schedule. In addition, as part of their annual compensation, each non-employee member of the Company’s Board of Directors received stock options and restricted stock. These awards are generally 100% vested one year after the grant date. The vesting schedules for the awards are subject to certain change in control provisions, including full vesting if an employee is terminated within 12 months of a change in control. The per share exercise price for the stock options is calculated based on a 10-day trailing average closing price of the Company’s common stock as listed on The NASDAQ Global Market immediately prior to the award date.

Total compensation cost related to stock compensation plans was $2.5 million and $0.5 million for fiscal 2007 and 2006, respectively. The Company did not incur stock compensation cost in the period May 6, 2004 to March 31, 2005, or the period April 1, 2004 to May 5, 2004. As of March 31, 2007, total compensation cost related to non-vested awards not yet recognized in the Company’s Consolidated Financial Statements was $15.7 million, which is expected to be recognized over a weighted average period of 2.9 years.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Awards

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The following table includes information about the weighted-average fair values of options:

	For the Fiscal Year Ended		For the Period
	March 31,	March 31,	May 6, 2004 to	April 1, 2004 to
	2007	2006	March 31, 2005	May 5, 2004

Weighted average fair value	$3.66	$2.42	n/a	n/a
Expected volatility	64% to 77%	75%	n/a	120%
Risk-free interest rates	4.5% to 4.9%	4.1% to 4.7%	n/a	4.6% to 4.9%
Expected term of options	5.5 to 6.5 years	10 years	n/a	5.0 years

Summary of stock option activity:

			Weighted Average
		Weighted Average	Remaining
	Stock Options	Exercise Price	Contractual Life
	(In thousands)

Shares under option:
Outstanding at March 31, 2004	3,925	$10.63
Granted	521	$15.73
Forfeited	(35)	$15.82
Cancelled	(3,925)	$10.63

Outstanding at March 31, 2005	486	$15.72	9.6 years

Granted	1,059	$6.63
Forfeited	(225)	$13.39

Outstanding at March 31, 2006	1,320	$8.83	9.3 years

Granted	2,140	$4.89
Forfeited	(307)	$7.84

Outstanding at March 31, 2007	3,153	$6.25	9.2 years

Vested and Exercisable at:
March 31, 2007	482	$9.53	8.2 years
March 31, 2006	114	$15.67	8.6 years
March 31, 2005	—	—	n/a

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to April 1, 2006, the Company accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which only required the Company to disclose the pro forma effects of stock option plans on a net income (loss) and net earnings (loss) per share basis as provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company did not recognize compensation expense in fiscal periods ended prior to April 1, 2006 with respect to options that had an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Had stock option related compensation expense for these periods been recognized in the Consolidated Financial Statements based on fair value at the grant date, the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below:

	Fiscal	For the Period
	Year Ended	May 6, 2004 to	April 1, 2004 to
	March 31,	March 31,	May 5,
	2006	2005	2004
	(In thousands, except per share data)

Net income (loss) as reported:	$(172,732)	$(466,923)	$1,748,564
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(819)	—	(86)

Pro forma net income (loss)	$(173,551)	$(466,923)	$1,748,478

Basic and diluted net income (loss) per share:
As reported	$(6.75)	$(18.26)	$63.86
Pro forma	$(6.79)	$(18.26)	$63.85

Restricted Stock Awards

During the fiscal years ended March 31, 2007 and 2006, and the period from May 6, 2004 to March 31, 2005, 1.1 million, 0.5 million and 0.1 million shares of restricted stock and or restricted stock units, respectively, were approved to be granted to certain eligible employees.

Restricted stock transactions during the fiscal year ended March 31, 2007 were as follows:

	Number of	Weighted-Average
	Shares	Fair Value
	(In thousands)

Outstanding (non-vested) at March 31, 2006	424	$4.10

Granted	1,143	$6.14
Vested	(226)	$4.05
Forfeited	(73)	$3.88

Outstanding (non-vested) at March 31, 2007	1,268	$7.85

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	INCOME TAXES

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes are as follows:

	Fiscal Year Ended		For the Period
	March 31,	March 31,	May 6, 2004 to	April 1, 2004 to
	2007	2006	March 31, 2005	May 5, 2004
		(In thousands)

Current:
Federal	$191	$637	$—	$—
Foreign	11,942	15,361	7,668	697

	12,133	15,998	7,668	697

Deferred:
Foreign	(6,350)	(36)	6,551	(3,179)

	(6,350)	(36)	6,551	(3,179)

Total provision (benefit)	$5,783	$15,962	$14,219	$(2,482)

Major differences between the federal statutory rate and the effective tax rate are as follows:

	Fiscal Year Ended		For the Period
	March 31,	March 31,	May 6, 2004 to	April 1, 2004 to
	2007	2006	March 31, 2005	May 5, 2004

Federal statutory rate	(35.0)%	(35.0)%	(35.0)%	(35.0)%
Loss on Liquidation	—	2.8	—	—
I/C Debt Forgiveness	—	(20.0)	—	—
Thin Cap Disallowance	11.3	2.5	—	2.1
Nondeductible goodwill impairment/amortization	—	—	30.1	—
Fresh start accounting adjustments	—	—	—	4.6
Discharge of liabilities subject to compromise	—	—	—	31.2
Tax losses not benefited	—	—	(9.9)	0.2
Increase (decrease) in valuation allowances	46.9	61.4	9.2	—
Revaluation of Warrants	1.1	(2.0)	(4.9)	—
Rate differences on foreign subsidiaries	(17.2)	(3.7)	7.1	(0.2)
Intercompany stock sales	—	—	3.2	—
Refund of previously paid taxes	(3.9)	—	—	—
Other, net	2.6	4.2	3.3	(2.8)

Effective tax rate	5.8%	10.2%	3.1%	0.1%

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31,	March 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Operating loss and tax credit carry-forwards	$321,939	$298,312
Compensation reserves	64,632	80,659
Environmental reserves	12,856	12,797
Warranty	13,207	11,434
Purchase commitments	4,781	7,160
Other	39,023	32,412
Valuation allowance	(321,001)	(300,718)

	135,437	142,056

Deferred tax liabilities:
Property, plant and equipment	(37,625)	(46,849)
Intangible assets	(53,008)	(61,373)

	(90,633)	(108,222)

Net deferred tax assets	$44,804	$33,834

The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31,	March 31,
	2007	2006
	(In thousands)

Current asset	$19,030	$11,066
Noncurrent asset	67,006	56,358
Noncurrent liability	(41,232)	(33,590)

	$44,804	$33,834

As of March 31, 2007 the Company has net operating loss carry-forwards (“NOLs”) for U.S. and state income tax purposes of $399 million. These loss carry-forwards will expire in years 2024 through 2027. The Company has determined that a Sec. 382 ownership change occurred during the fiscal year ending March 31, 2007. See Note 18. IRC Sec. 382 places annual limits on the amount of the Company’s U.S. and state NOLs that may be used to offset future taxable income. The Company has calculated its annual Sec. 382 limitation on U.S. and state losses incurred prior to September 15, 2006 to range between $5 million and $8 million over the next twenty years. Had a Sec. 382 ownership change not occurred during the year, the Company would have had U.S. and state NOLs available of $1.5 billion.

At March 31, 2007, certain of the Company’s foreign subsidiaries have net operating loss carry-forwards for income tax purposes of approximately $888 million, of which approximately $151 million expire in fiscal years 2007 through 2022. The remaining losses are available for carry-forward indefinitely.

A full valuation allowance has been provided on Exide Technologies (the U.S. parent company) and all of its U.S. subsidiaries. Additionally, valuation allowances have been recognized in certain foreign tax jurisdictions, to reduce the deferred tax assets for net operating loss carry-forwards and temporary differences for which it is more likely than not that the related tax benefits will not be realized. In other jurisdictions (primarily Germany and Australia), the Company’s net deferred tax assets include net operating loss carry-

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forwards and temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. The Company has implemented certain tax planning strategies in prior years to utilize a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining deferred tax assets.

As of March 31, 2007, the Company had not provided for withholding or U.S. Federal income taxes on current year undistributed earnings of certain other foreign subsidiaries since such earnings are expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards. As of March 31, 2007, the Company had approximately $93 million of undistributed earnings in its foreign subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings.

(13)	COMMITMENTS AND CONTINGENCIES

Claims Reconciliation

Holders of general unsecured claims will receive collectively 2.5 million shares of new common stock and Warrants to purchase 6.25 million shares of new common stock at $32.11 per share, adjusted to 6.6 million shares with a exercise price of $30.31 per share based on the closing of the $75 million rights offering and $50 million private sale of common stock in September 2006. Approximately 13.4% of such new common stock and Warrants were initially reserved for distribution for disputed claims under the Plan’s claims reconciliation and allowance procedures. The Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and Warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and Warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of such objections. Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is an inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs, or other environmental injuries, are highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims, produce little or no proof of fault on which the Company can assess its potential liability. Such claimants often either fail to specify a determinate amount of damages or provide little or no basis for the alleged damages. In some cases, the Company is still seeking additional information needed for a claims assessment and information that is unknown to the Company at the current time may significantly affect the Company’s assessment regarding the adequacy of the reserve amounts in the future.

As general unsecured claims have been allowed in the bankruptcy court, the Company has distributed approximately one share of common stock of the Company per $383.00 in allowed claim amount and approximately one Warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the common stock and Warrants allocated to holders of general unsecured claims on the effective date of the Plan, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock and Warrants will be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.

On April 20 2007, the Company made its 12th distribution of new common stock and warrants for disputed general unsecured claims. Based on information available as of June 8, 2007, approximately 8.5% of new stock and warrants reserved for this purpose have been distributed. The Company also continues to resolve certain non-objected claims.

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

On April 15, 2002, the Company filed for protection under Chapter 11 of the Bankruptcy Code. Later in 2002, the U.S. Attorney’s Office for the Southern District of Illinois filed a claim as a general unsecured creditor of the Company’s subsidiary, Exide Illinois, Inc. for $27.9 million. The Company did not pay any installments of the criminal fine before or during its bankruptcy proceedings, nor did it pay any installments of the criminal fine after the Company emerged from bankruptcy in May 2004. As previously reported, if the U.S. Government were to assert that the obligation to pay the fine was not discharged under the Plan of Reorganization, the Company could be required to pay it.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the requirement to provide adequate security to the United States before the expiration of its term of probation for the remaining unpaid fine amount.

Pre-Petition Litigation Settlements

The Company previously disclosed in its most recent Report on Form 10-K for fiscal 2006 tentative settlements with various plaintiffs who alleged personal injury and/or property damage from the release of hazardous materials used in the battery manufacturing process prior to the Company’s filing for Chapter 11 bankruptcy protection. The Company has finalized a settlement of these claims, as well as claims they could have asserted against third parties who may have had claims of indemnification against the Company on a pre-petition or post-petition basis. The claims will be paid in new common stock and Warrants to be paid out of the reserve established under the claims reconciliation process. The terms of the settlement are still subject to approval of appropriate state courts.

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

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice. The defendants filed an answer and counterclaim. In, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois In February 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. In November 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. The Bankruptcy Court denied PDH’s motion to reconsider. In an order dated March 22, 2007, the U.S. District Court for the District of Delaware denied PDH’s appeal in its entirety, affirming the Orders of the Bankruptcy Court. PDH has noticed its appeal of this Order to the United States Court of Appeals for the Third Circuit

In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims Exide was obligated to

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

replace. Exide’s answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action have been transferred to the U.S. Bankruptcy Court for the District of Delaware and are currently subject to a stay injunction by that court. The Company plans to vigorously defend itself and pursue its counterclaims.

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

United States District Judge Mary L. Cooper consolidated the Aviva Partners and Jarman cases under the Aviva Partners v. Exide Technologies, Inc. caption. In 2006 Plaintiffs filed their consolidated amended complaint in which they reiterated the claims described above but purported to state a claim on behalf of those who purchased the Company’s stock between May 5, 2004 and May 17, 2005. On March 13, 2007, the Court denied Defendants’ motions to dismiss. Discovery in this litigation is proceeding and is expected to continue throughout the remainder of 2007 and 2008. No trial date has been set in this matter.

In October 2005, Murray Capital Management, Inc., filed suit against the Company, certain of its current and former officers and Deutsche Bank Securities, Inc in the U.S. District Court for the Southern District of New York alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, and related state laws, in connection with certain allegedly false and misleading public statements made by the Company and its officers. While Murray’s claims are largely duplicative of those set out in the Aviva and Jarman complaints, Murray also claims that false and misleading statements were made in connection with the Company’s March 2005 issuance of convertible notes and concurrent issuance of senior notes. The complaint does not specify the amount of damages sought in the suit. The Company is indemnifying Deutsche Bank pursuant to the Purchase Agreement under which the notes were issued. The Court granted the Company’s motion to dismiss the complaint and permitted the plaintiff to file an amended complaint, which it did. Defendants moved to dismiss the amended complaint. The Court subsequently granted Deutsche Bank’s motion to dismiss but denied the Company’s motion and ordered that discovery proceed in connection with Plaintiff’s claims against the Company and certain of its current and former officers. Discovery is proceeding and is expected to continue throughout the remainder of 2007 and the first half of 2008. No trial date has been set in this matter.

In August 2006 a shareholder derivative complaint was filed in the District Court for the District of New Jersey by Marilyn Richardson against certain current and former officers and directors. The suit alleges that

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2006, the Company received a letter addressed to its directors from a law firm representing investment funds or accounts managed by Stanfield Capital Partners LLC (“Stanfield”). According to the letter, Stanfield holds major positions in the Company’s convertible notes and also holds positions in the Company’s senior notes and its Credit Agreement debt. Such letter stated, among other things, that Stanfield believed the Company was in default under the Credit Agreement and the note indentures because the $27.5 million fine described above under “Historical Federal Plea Agreement” constituted a judgment in excess of the judgment amounts permitted under such indentures. The letter also said that Stanfield believed there were breaches of the Company’s disclosure obligations in connection with the March 2005 note issuances relating to the 2001 criminal fine, the status and value of certain product inventories and statements as to likely fiscal 2005 results. The Company has discussed these allegations with Stanfield. The Company believes that all such assertions are without merit.

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

The Company’s Norwegian subsidiary, Exide Sonnak AS, has received notice of claims for property damage in the approximate amount of $5.6 million allegedly as the result of a warehouse fire occurring on or about July 8, 2005 in Trondheim, Norway due to an alleged malfunctioning battery charger allegedly manufactured by the Company. The Company and its counsel are evaluating those claims. The Company currently believes that any potential liability would be covered by applicable insurance, subject to the relevant deductible.

Environmental Matters

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational health, and safety laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 97 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35 million, as described in more detail below. The EPA has provided summaries of past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.

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

On September 6, 2005, the U.S. Court of Appeals for the Third Circuit issued an opinion in U.S. v. General Battery/Exide (No. 03-3515) affirming the district court’s holding that the Company is liable, as a matter of federal common law of successor liability, for lead contamination at certain sites in the vicinity of Hamburg, Pennsylvania. This case involves several of the pre-petition environmental claims of the federal government for which the Company, as part of its Chapter 11 proceeding, had established a reserve of common stock and warrants. The amount of the government claims for these sites at the time reserves were established was approximately $14 million. On October 2, 2006, the United States Supreme Court denied review of the appellate decision, leaving Exide subject to a stipulated judgment for approximately $6.5 million, based on the ruling that Exide has successor liability for these EPA cost recovery claims. The judgment will be a general unsecured claim payable in common stock and warrants. Additionally, the EPA has asserted a general unsecured claim for costs related to other Hamburg, Pennsylvania sites. The current amount of the government’s claims for the aforementioned sites (including the stipulated judgment discussed above) is approximately $20 million. A reserve of common stock and warrants for the estimated value of all claims, including the aforementioned claims, was established as part of the Plan.

In October 2004, the EPA, in the course of negotiating a comprehensive settlement of all its environmental claims against the Company, had notified the Company of the possibility of additional clean-up costs associated with other Hamburg, Pennsylvania properties of approximately $35 million. The EPA has provided cost summaries for past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA.

As unsecured claims are allowed in the Bankruptcy Court, the Company is required to distribute common stock and warrants to the holders of such claims. To the extent the government is able to prove the Company is responsible for the alleged contamination at the other Hamburg, Pennsylvania properties and substantiate its estimated $35 million of additional clean-up costs discussed above, these claims would ultimately result in an inadequate reserve of common stock and warrants to the extent not offset by the reconciliation of all other claims for lower amounts than the aggregate reserve. The Company would still retain the right to perform and

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pay for such cleanup activities, which would preserve the existing reserved common stock and warrants discussed in Note 3. Except for the government’s cost recovery claim resolved by the U.S. v. General Battery/Exide case discussed above, it remains the Company’s position that it is not liable for the contamination of this area, and that any liability it may have derives from pre-petition events which would be administered as a general, unsecured claim, and consequently no provisions have been recorded in connection therewith.

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

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2007 and 2006, the amount of such reserves on the Company’s Consolidated Balance Sheets were approximately $34.7 million and $36.7 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.

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

Columbus, Georgia

The Columbus site is a former secondary lead recycling plant that was mothballed in 1999, which is part of a larger facility that includes an operating lead-acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated from $6 million to $9 million.

Azambuja (SONALUR) Portugal

The Azambuja (SONALUR) facility is an active secondary lead recycling plant. Materials from past operations present at the site are stored in above-ground concrete containment vessels and in underground storage deposits. The Company finalized the process of obtaining site characterization data to evaluate remediation alternatives agreeable to local authorities. Costs for remediation are currently estimated at $2 million to $4 million.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

At March 31, 2007, the Company had outstanding letters of credit with a face value of $40.7 million and surety bonds with a face value of $4.5 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2007, pursuant to the terms of the agreement, was $4.5 million.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2007, bank guarantees with a face value of $19.1 million were outstanding.

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

A reconciliation of changes in the Company’s consolidated sales returns and allowances liability follows (in thousands):

Balance at March 31, 2006	$45,618
Accrual for sales returns and allowances	50,438
Settlements made (in cash or credit) and currency translation	(47,530)

Balance at March 31, 2007	$48,526

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2007, are:

Fiscal Year	Operating	Capital
	(In thousands)

2008	$21,456	$4,478
2009	16,534	3,680
2010	9,965	5,138
2011	6,052	1,860
2012	4,373	1,804
Thereafter	11,774	5,226

Total minimum payments	$70,154	22,186

Less — Interest on capital leases		3,530

Total principal payable on capital leases (included in Long-term debt)		$18,656

Rent expense amounted to $55.6 million, $58 million, $51.1 million, and $5.5 million, for the fiscal years ended March 31, 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2004, respectively.

The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business. See Note 17 for discussion of the battery separator agreement entered into as part of the Company’s sale of these operations.

(14)	RESTRUCTURING

During fiscal 2007, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended March 31, 2007, the Company recognized restructuring charges of $24.5 million, representing $15.1 million for severance and $9.4 million for related closure costs. These charges resulted from actions completed during fiscal 2007, which related to Closure of the North American Transportation site of Shreveport, to continued consolidation efforts in the Industrial Energy Europe and ROW segment, closure costs for the Company’s Casalnuovo, Italy industrial facility, corporate severance, and headcount reductions in the Transportation Europe and ROW segment. Approximately 438 positions have been eliminated in connection with the fiscal 2007 restructuring activities. The following is a summary of restructuring reserve movements:

		Closure
	Severance	Costs	Total
	(In thousands)

Balance, March 31, 2004	$29,574	$12,925	$42,499
Charges	190	394	584
Payments and currency translation	(4,900)	(1,556)	(6,456)

Balance at May 5, 2004	24,864	11,763	36,627
Charges	32,066	6,413	38,479
Payments and currency translation	(31,071)	(9,039)	(40,110)
Reclassification	1,159	—	1,159

Balance, March 31, 2005	27,018	9,137	36,155
Charges	14,392	7,322	21,714
Payments and Currency Translation	(34,637)	(13,434)	(48,071)

Balance, March 31, 2006	6,773	3,025	9,798
Charges	15,056	9,427	24,483
Payments and Currency Translation	(19,969)	(8,649)	(28,618)

Balance, March 31, 2007	$1,860	$3,803	$5,663

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide additional detail of specific restructuring actions taken during each of the fiscal periods covered in the table above:

	Severance	Closure
Fiscal 2007	Costs	Costs	Totals
		(In thousands)

U.S. Headcount Reductions (including Corporate)	$44	$7	$51
Closure of Shreveport, LA (Transportation Americas)	3,992	4,592	8,584
Industrial Americas	(214)	877	663
Nanterre, France	758	122	880
Casalnuovo, Italy	36	1,687	1,723
Headcount Reductions (Transportation Europe and ROW)	5,383	1,367	6,750
European Headcount Reductions (including Corporate)	416	19	435
Headcount Reductions (Industrial Energy Europe and ROW)	4,641	756	5,397

Total	$15,056	$9,427	$24,483

	Severance	Closure
Fiscal 2006	Costs	Costs	Totals
		(In thousands)

U.S. Headcount Reductions (including Corporate)	$1,930	$216	$2,146
Nanterre, France	234	2,711	2,945
Closure of Kankakee, IL (Industrial Americas)	1,228	1,570	2,798
Casalnuovo, Italy	2,004	2,670	4,674
Headcount Reductions (Transportation Europe and ROW)	2,953	317	3,270
European Headcount Reductions (including Corporate)	3,135	—	3,135
Headcount Reductions (Industrial Energy Europe and ROW)	2,908	(162)	2,746

Total	$14,392	$7,322	$21,714

	Severance	Closure
Period May 6, 2004 to March 31, 2005	Costs	Costs	Totals
		(In thousands)

U.S. Headcount Reductions (including Corporate)	$3,200	$—	$3,200
Closure of Nanterre, France	15,475	1,518	16,993
Closure of Weiden, Germany	323	606	929
Transportation Americas	3,000	494	3,494
Closure of Casalnuovo, Italy	529	2,696	3,225
Headcount Reductions (Transportation Europe and ROW)	6,011	1,034	7,045
European Headcount Reductions (including Corporate)	1,356	112	1,468
Headcount Reductions (Industrial Energy Europe and ROW)	2,172	(47)	2,125

Total	$32,066	$6,413	$38,479

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Severance	Closure
Period April 1, 2004 to May 5, 2004	Costs	Costs	Totals
		(In thousands)

Transportation Americas	$—	$65	$65
Casalnuovo, Italy	—	143	143
Headcount Reductions (Transportation Europe and ROW)	152	180	332
European Headcount Reductions (including Corporate)	12	—	12
Headcount Reductions (Industrial Energy Europe and ROW)	26	6	32

Total	$190	$394	$584

(15)	INTEREST EXPENSE, NET

Interest income of $1.6 million, $1 million, $2 million, and $0.02 million is included in interest expense, net for the fiscal years ended March 31, 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2005, respectively. Interest income earned as a result of assumed excess cash balances due to the Chapter 11 filing was recorded in Reorganization items, net in the Consolidated Statements of Operations for the period April 1, 2004 to May 5, 2004. See Note 5.

As of the Petition Date, the Company ceased accruing interest on certain unsecured pre-petition debt classified as Liabilities subject to compromise in the Consolidated Balance Sheets in accordance with SOP 90-7. Interest was accrued on certain pre-petition debt to the extent that the Company believed it was probable of being deemed an allowed claim by the Bankruptcy Court. Interest at the stated contractual amount on pre-petition debt that was not charged to results of operations for the period April 1, 2004 to May 5, 2004 was approximately $3.3 million.

(16)	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consist of:

			For the Period
	Fiscal Year Ended		May 6, 2004 to	April 1, 2004 to
	March 31, 2007	March 31, 2006	March 31, 2005	May 5, 2004
	(In thousands)

Net loss on asset sales	18,622	8,044	7,649	—
Equity income	(1,256)	(1,881)	(2,160)	(164)
Currency (gain) loss	(11,635)	11,280	(2,580)	6,283
(Gain) loss on revaluation of foreign currency forward contract	—	(1,081)	13,165	—
Loss (gain) on revaluation of warrants	3,234	(9,125)	(63,112)	—
Other(a)	671	(3,553)	(9,860)	103

	$9,636	$3,684	$(56,898)	$6,222

(a)	On September 24, 2004, the Company experienced a fire at one of its facilities in Europe. While damage to the facility was contained, the Company has experienced disruption to certain of its business operations and activities while the Company restored production capacity and diverted production to alternative sites. During fiscal 2005, the Company recognized $13.6 million of insurance recoveries; $10.8 million in other income, and $2.8 million in cost of sales. This represents partial reimbursement for both business interruption and replacement of property damaged by the fire. In fiscal 2006, the Company recognized the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining $4.8 million (included in Other above) of total insurance recoveries of $18.4 million related to this incident.

(17)	PURCHASE COMMITMENTS

The Company’s primary purchase obligation relates to an arrangement with its sole supplier of polyethylene battery separators. The Company sold its separator manufacturing operations in fiscal 2000 for approximately $47 million, including $26.1 million in cash proceeds, to an unrelated party, Daramic, Inc. (“Daramic” or the “Buyer”). In connection with the sale, the Company entered into a ten-year supply agreement with Daramic that includes minimum annual purchase commitments and penalty payments if such minimum annual purchase commitments are not met. The agreement also required adjustment for the minimum annual purchase commitments if the Company acquired any customers of Daramic during the term of the agreement. The Company recorded a gain on this sale of $9.5 million and established a liability for estimated purchase commitment shortfall penalties of $8.5 million based on anticipated future purchases from Daramic.

As a result of acquiring GNB, which was a customer of Daramic, the Company renegotiated the supply agreement. Under the renegotiated terms and based on the Company’s estimates of its purchases from the Buyer given the Company’s plan to integrate GNB, the Company recorded a charge of $29 million to cost of sales in fiscal 2001.

Based on development of its five-year business plan, in fiscal 2002, the Company revised its unit volume outlook. This revision increased its expected liability related to purchase commitment shortfall penalties to a total of $53.4 million for the then remaining eight years of this supply agreement. This resulted in recognition of an additional charge to cost of sales of $15.5 million in fiscal 2002. At March 31, 2007, the remaining estimated liability was $12.3 million.

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

(18)	RIGHTS OFFERING AND PRIVATE SALE OF COMMON STOCK

On September 18, 2006, the Company completed the $75 million rights offering that it launched in August 2006 which allowed stockholders to purchase additional shares of common stock. The Company distributed, at no charge to its holders of common stock, non-transferable subscription rights to purchase additional shares of the Company’s common stock. Each holder received 0.85753 of a subscription right for each share of common stock owned at the close of business on August 23, 2006, subject to adjustments to eliminate fractional rights. On September 18, 2006, the Company also completed a private sale of $50 million of common stock. The subscription price for each share of common stock purchased in the rights offering, including shares purchased in the private placement by certain investors, was $3.50 per share. The per share price was equal to a 20% discount to the average closing price of the Company’s common stock for the 30 trading day period ended July 6, 2006.

In completing the rights offering and private sale of common stock, the Company issued an additional 35,712,570 shares of its common stock, including 10,927,015 shares subscribed for by public shareholders (not including certain investors) and 24,785,555 shares issued to certain investors in a private placement directly

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the Company. The shares issued to certain investors that were existing shareholders prior to the rights offering represented the number of shares of the Company’s common stock that such investors would otherwise have been entitled to purchase pursuant to its basic subscription privilege in the rights offering. The Company incurred approximately $7.3 million of expenses in connection with the rights offering and private sale of common stock.

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

(19)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable — the carrying amounts of these items are a reasonable estimate of their fair values.

•	Long-term receivables — the carrying amounts of these items are a reasonable estimate of their fair value.

•	Short-term borrowings — Borrowings under miscellaneous line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of these line of credit arrangements is a reasonable estimate of its fair value.

•	Long-term debt — Borrowings by foreign subsidiaries have variable rates that reflect currently available terms and conditions for similar debt.

The carrying values and estimated fair values of these obligations are as follows:

	March 31, 2007		March 31, 2006
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
	(In thousands)

Senior Secured Credit Facility	$297,263	$310,640	$316,277	$319,440
Senior Secured Notes due 2013	290,000	297,800	290,000	218,950
Convertible Senior Subordinated Notes due 2013	60,000	51,882	60,000	30,000

(20)	SEGMENT INFORMATION

The Company reports its results in four business segments Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas and Industrial Energy Europe and ROW. The Company will continue to evaluate its reporting segments pending future organizational changes that may take place.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Selected financial information concerning the Company’s reportable segments is as follows:

	Fiscal 2007
	Transportation		Industrial
		Europe		Europe
		and		and
	Americas	ROW	Americas	ROW	Other(a)	Consolidated
	(In thousands)

Net sales	$930,334	$832,219	$270,479	$906,753	$—	$2,939,785
Gross profit	165,689	93,382	60,178	153,526	—	472,775
Income (loss) before reorganization items, income taxes, and minority interest(b)	33,134	(20,420)	21,975	8,278	(137,871)	(94,904)
Depreciation and amortization	30,727	32,895	10,102	35,962	11,330	121,016

	Fiscal 2006
	Transportation		Industrial
		Europe		Europe
		and		and
	Americas	ROW	Americas	ROW	Other(a)	Consolidated
	(In thousands)

Net sales	$913,317	$810,894	$274,976	$820,689	$—	$2,819,876
Gross profit	97,092	102,680	53,153	153,906	—	406,831
Income (loss) before reorganization items, income taxes, and minority interest(b)	(6,080)	24,396	8,846	39,696	(216,941)	(150,083)
Depreciation and amortization	29,720	31,567	10,869	33,107	17,166	122,429

	Period May 6, 2004 to March 31, 2005
	Transportation		Industrial
		Europe		Europe
		and		and
	Americas	ROW	Americas	ROW	Other(a)	Consolidated
	(In thousands)

Net sales	$772,272	$764,238	$203,815	$735,934	$—	$2,476,259
Gross profit	100,970	106,645	44,264	125,623	—	377,502
Income (loss) before reorganization items, income taxes, and minority interest	(107,185)	(106,183)	(21,062)	(97,694)	(109,071)	(441,195)
Depreciation and amortization	24,634	30,469	9,576	31,335	12,738	108,752

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Period April 1, 2004 to May 5, 2004
	Transportation		Industrial
		Europe		Europe
		and		and
	Americas	ROW	Americas	ROW	Other(a)	Consolidated
	(In thousands)

Net sales	$75,299	$58,927	$19,193	$61,188	$—	$214,607
Gross profit	11,121	7,850	4,775	11,724	—	35,470
Income (loss) before reorganization items, income taxes, and minority interest	2,413	691	1,607	1,914	(29,293)	(22,668)
Depreciation and amortization	1,904	1,817	1,052	2,223	852	7,848

(a)	Other includes unallocated corporate expenses, interest expense, foreign, currency remeasurement loss (gain) and loss on revaluation of warrants.

(b)	Commencing in fiscal 2007, the Company determined it to be more appropriate to allocate certain costs to its segments, which were previously reflected in “Other” as unallocated corporate costs. These costs include the Company’s global Information Technology organization, its Shared Services expenses including country related finance organizations in Europe and ROW, its country Human Resource organizations, and certain of its legal costs which can be directly attributed to a business segment. This change in reporting was made to better align the Company’s cost structure with the business segment responsible for driving the cost. This change resulted in an allocation of corporate costs to the reportable segments of $62.6 million for fiscal 2007, including $14.8 million to Transportation Americas, $22.7 million to Transportation Europe and ROW, $4.7 million to Industrial Energy Americas, and $20.4 million to Industrial Energy Europe and ROW. Prior period costs were not restated to conform to this change. Therefore, the results between the periods may not be comparable.

Geographic information is as follows:

	Revenues from External Customers
			For the Period
	Fiscal Year Ended		May 6, 2004 to	April 1, 2004 to
	March 31, 2007	March 31, 2006	March 31, 2005	May 5, 2004
	(In thousands)

United States	$1,296,833	$1,103,453	$907,813	$88,950
France	224,219	204,839	197,195	14,644
Germany	376,142	348,435	329,147	25,143
UK	120,589	153,396	139,500	12,097
Italy	197,449	170,305	170,463	11,375
Spain	244,072	228,225	213,957	16,954
Other	480,481	611,223	518,184	45,444

Total	$2,939,785	$2,819,876	$2,476,259	$214,607

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Long-Lived Assets
	2007	2006
	(In thousands)

United States	$251,602	$267,356
France	55,318	65,529
Germany	73,790	77,189
UK	36,596	37,637
Portugal	40,963	42,346
Italy	52,230	54,165
Spain	86,780	89,705
Other	51,736	51,915

Total	$649,015	$685,842

(21)	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations:

	Fiscal 2007
	First	Second	Third	Fourth
	(In thousands, except per share data)

Net sales	$683,190	$680,299	$769,743	$806,553
Gross profit	109,679	105,402	129,705	127,990
Net loss	$(37,896)	$(35,109)	$(11,244)	$(21,630)
Basic and diluted loss per share	$(1.51)	$(1.16)	$(0.18)	$(0.36)

	Fiscal 2006
	First	Second	Third	Fourth
	(In thousands, except per share data)

Net sales	$669,332	$686,485	$733,442	$730,617
Gross profit	102,216	103,898	118,833	81,884
Net loss	$(35,709)	$(33,023)	$(27,658)	$(76,342)
Basic and diluted loss per share	$(1.40)	$(1.29)	$(1.08)	$(2.98)

(22)	SUBSEQUENT EVENT

On May 15, 2007, the Company, certain of the Company’s domestic subsidiaries (the “Exide U.S. Subsidiaries”), Exide Global Holding Netherlands C.V. (“Exide C.V.” and, together with the Company and the Exide U.S. Subsidiaries, the “Borrowers”), various lending institutions described in the senior secured credit agreement and Deutsche Bank AG New York Branch , as administrative agent (“DB” and, together with such other lending institutions, the “Lenders”), entered into a $495 million senior secured credit agreement. The senior secured credit agreement consists of a $200 million asset based revolving senior secured credit facility (the “Revolving Loan Facility”) and a $295 million senior secured term loan facility (the “Term Loan”).

The Revolving Loan

Borrowings under the Revolving Loan Facility bear interest at a rate equal to LIBOR plus 1.75%. The applicable spread on the Revolving Loan Facility will be subject to change and may move up or down in accordance with a leverage-based pricing grid. The Revolving Loan Facility includes a letter of credit sub-facility of $75 million and an accordion feature that allows the Company to increase the facility size up to

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$250 million if it can obtain commitments from existing or new lenders for the incremental amount. The Revolving Loan Facility will mature in five years, but is prepayable at any time at par.

Availability under the Revolving Loan Facility is subject to a borrowing base comprised of up to 85% of the Company’s and certain of its subsidiaries’ combined eligible accounts receivable plus 85% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves. Revolving loans made to the Company and other domestic borrowers under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company, and revolving loans made to Exide C.V. under the Revolving Loan Facility are guaranteed by the Company, substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These guarantee obligations are secured by a lien on substantially all of the assets of such respective Borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, a first priority lien in current assets and a second priority lien in fixed assets.

The Revolving Loan Facility contains customary terms and conditions, including, without limitation, limitations on liens, indebtedness, implementation of cash dominion and control agreements, and other typical covenants. A springing fixed charge financial covenant of 1.0:1.0 will be triggered if the excess availability under the Revolving Loan Facility falls below $40 million. The Company will also be required to pay an unused line fee that varies based on usage of the Revolving Loan Facility.

The Term Loan

Borrowings under the Term Loan in U.S. dollars will bear interest at a rate equal to LIBOR plus 3.25%, and borrowings under the Term Loan in Euros will bear interest at a rate equal to LIBOR plus 3.50%; provided that such rates may decrease by 0.25% after December 31, 2007 if the Company achieves certain corporate ratings. The Term Loan will mature in five years, but is prepayable at any time at par value, provided that if a change in control or similar event occurs within the first year, the Company must offer to prepay the Term Loan at a price equal to 101% of par.

The Term Loan will amortize as follows — 0.25% of the initial principal balance of the Term Loan will be due and payable on a quarterly basis for the first 4 3/4 years, with a balloon payment due at maturity. Mandatory prepayment by the Company may be required under the Term Loan as a result of excess cash flow, asset sales and casualty events, in each case, subject to certain exceptions.

The portion of the Term Loan made to the Company is guaranteed by substantially all domestic subsidiaries of the Company, and the portion of the Term Loan made to Exide C.V. is guaranteed by the Company, substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These obligations are secured by a lien on substantially all of the assets of such respective Borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, a first priority lien in fixed assets and a second priority lien in current assets.

The Term Loan contains customary terms and conditions, including, without limitation, (1) limitations on debt (including a leverage or coverage based incurrence test), (2) limitations on mergers and acquisitions, (3) limitations on restricted payments, (4) limitations on investments, (5) limitations on capital expenditures, (6) limitations on asset sales with limited exceptions, (7) limitations on liens and (8) limitations on transactions with affiliates. The Term Loan has no financial maintenance covenants.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Schedule II

	Balance at	Additions	Deductions/		Balance
	Beginning	Charged to	Charge-		at End
	of Period	Expense	Offs	Other(1)	of Period
	(In thousands)

Allowance for Doubtful Accounts
Period April 1, 2004 to May 5, 2004	$24,433	473	(189)	(516)	$24,201

Period May 6, 2004 to March 31, 2005	$24,201	1,973	(4,041)	338	$22,471

Fiscal year ended March 31, 2006	$22,471	4,116	(3,378)	(1,572)	$21,637

Fiscal year ended March 31, 2007	$21,637	9,096	(4,023)	1,914	$28,624

Valuation Allowance on Deferred Tax Assets
Period April 1, 2004 to May 5, 2004	$537,159	15,547	(4,096)	(2,700)	$545,910

Period May 6, 2004 to March 31, 2005	$545,910	90,515	(45,058)	6,133	$597,500

Fiscal year ended March 31, 2006	$597,500	48,905	(339,642)	(6,045)	$300,718

Fiscal year ended March 31, 2007	$300,718	38,949	(39,661)	20,995	$321,001

(1)	Primarily the impact of foreign currency translation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and Board of Directors of
Exide Global Holdings Netherlands C.V.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of Exide Global Holdings Netherlands C.V., a wholly-owned subsidiary of Exide Technologies, and its subsidiaries (the Successor Company or Company) at March 31, 2007 and 2006, and the results of their operations and cash flows for each of the two years in the period ended March 31, 2007, and for the period from May 6, 2004 to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on April 15, 2002, Exide, together with certain of its U.S. subsidiaries (Debtors), filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Court for the District of Delaware. The Debtor’s Joint Plan of Reorganization was confirmed by the Bankruptcy Court on April 21, 2004 and the Debtors declared May 5, 2004 as the effective date of the Plan as it had substantially consummated the transactions provided for in the Plan on such date. Confirmation of the plan resulted in the discharge of substantially all claims against Exide that arose before April 15, 2002 and terminated all rights and interests of equity security holders as provided for in the plan. For accounting purposes, the Company also recognized Exide’s emergence from bankruptcy as of May 5, 2004.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit and postretirement plans effective March 31, 2007.

PricewaterhouseCoopers LLP

Atlanta, Georgia
June 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and Board of Directors of
Exide Global Holdings Netherlands C.V.

In our opinion, the accompanying consolidated statements of operations, equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Exide Global Holdings Netherlands C.V., a wholly-owned subsidiary of Exide Technologies (Exide), and its subsidiaries, Exide Holding Europe SAS and Exide Holding Asia Pte. Limited, (Predecessor Company or Company) for the period from April 1, 2004 to May 5, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on April 15, 2002, Exide, together with certain of its U.S. subsidiaries (Debtors), filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Court for the District of Delaware. The Debtor’s Joint Plan of Reorganization was confirmed by the Bankruptcy Court on April 21, 2004 and the Debtors declared May 5, 2004 as the effective date of the Plan as it had substantially consummated the transactions provided for in the Plan on such date. Confirmation of the plan resulted in the discharge of substantially all claims against Exide that arose before April 15, 2002 and terminated all rights and interests of equity security holders as provided for in the plan. For accounting purposes, the Company also recognized Exide’s emergence from bankruptcy as of May 5, 2004.

As discussed in Note 1 to the consolidated financial statements, on April 14, 2004, the Predecessor Company was formed by the contribution of ownership of Exide Holding Europe SAS and Exide Holding Asia Pte. Limited and their subsidiaries by Exide Technologies to the Predecessor Company. For reporting purposes, the consolidated financial statements of Exide Holding Europe SAS and Exide Holding Asia Pte Limited and their subsidiaries have been presented for periods through April 14, 2004.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
October 6, 2006

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

				Predecessor
	Successor Company			Company
			For the Period
			May 6, 2004	April 1, 2004
	For the Fiscal Year Ended		to	to
	March 31, 2007	March 31, 2006	March 31, 2005	May 5, 2004
	(In thousands)

NET SALES
Net customer sales	$1,776,894	$1,672,430	$1,543,081	$123,699
Net affiliate sales	51,377	46,359	42,231	3,385
COST OF SALES
Customer sales	1,526,405	1,402,957	1,294,861	103,159
Affiliate sales	51,377	46,359	42,723	3,425

Gross profit	250,489	269,473	247,728	20,500

EXPENSES:
Selling, marketing and advertising	165,504	160,979	156,529	15,022
General and administrative	96,024	99,601	99,584	10,694
Restructuring	15,183	16,770	36,301	537
Goodwill impairment	—	—	222,816	—
Other (income) expense, net	5,749	(3,479)	2,208	4,888
Interest expense, net	39,609	34,445	33,406	3,880

	322,069	308,316	550,844	35,021

Loss before reorganization items, income taxes, and minority interest	(71,580)	(38,843)	(303,116)	(14,521)
REORGANIZATION ITEMS, NET	—	—	3,887	—
FRESH START ACCOUNTING ADJUSTMENTS, NET	—	—	—	(176,638)
DEBT FORGIVENESS ADJUSTMENTS	—	(6,702)	—	(46,755)
INCOME TAX PROVISION (BENEFIT)	5,631	14,775	14,309	(2,482)
MINORITY INTEREST	882	529	(18)	26

Net income (loss)	$(78,093)	$(47,445)	$(321,294)	$211,328

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	March 31, 2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$43,653	$25,515
Receivables, net of allowance for doubtful accounts of $20,178 and $14,148, respectively	495,788	449,368
Receivables from affiliates	15,151	22,425
Inventories	258,078	254,351
Prepaid expenses and other	9,690	16,328
Deferred financing costs, net	1,077	909
Deferred income taxes	11,727	9,557

Total current assets	835,164	778,453

Property, plant and equipment, net	396,242	417,085

Other assets:
Other intangibles, net	132,621	125,399
Investments in affiliates	1,605	1,316
Deferred financing costs, net	3,250	3,705
Deferred income taxes	68,806	56,358
Other	12,714	8,617

	218,996	195,395

Total assets	$1,450,402	$1,390,933

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$13,951	$11,375
Current maturities of long-term debt	3,964	5,360
Accounts payable	262,201	258,513
Payables to affiliates	26,862	29,724
Accrued expenses	201,499	190,880

Total current liabilities	508,477	495,852
Long-term debt	186,360	183,625
Notes payable to affiliates	150,838	94,138
Noncurrent retirement obligations	161,288	186,533
Deferred income tax liability	28,668	24,808
Other noncurrent liabilities	29,205	23,507

Total liabilities	1,064,836	1,008,463

Commitments and contingencies	—	—
Minority interest	14,560	12,666

EQUITY
Partners’ capital	739,692	739,692
Accumulated deficit	(446,832)	(368,739)
Accumulated other comprehensive income (loss)	78,146	(1,149)

Total equity	371,006	369,804

Total liabilities and equity	$1,450,402	$1,390,933

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Exide				Accumulated Other Comprehensive
	Exide	Holding				Income (Loss)
	Holding	Asia Pte				Minimum
	Europe SAS	Limited		Additional		Pension	Cumulative
	Common	Common	Partners’	Paid-in	Accumulated	Liability,	Translation	Comprehensive
	Stock	Stock	Capital	Capital	Deficit	Net of Tax	Adjustment	Income (Loss)
	(In thousands)

Balance at March 31, 2004 (Predecessor Company)	$83,332	$18,015	$—	$394,347	$(100,752)	$(29,306)	$(140,602)

Net income	—	—	—	—	211,328	—	—	$211,328
Translation adjustment	—	—	—	—	—	—	(5,833)	(5,833)

Comprehensive income								$205,495

Cancellation of Predecessor Company common stock	(83,332)	(18,015)	606,270	(394,347)	(110,576)	—	—

Balance at May 5, 2004 (Predecessor Company)	$—	$—	$606,270	$—	$—	$(29,306)	$(146,435)

Fresh Start elimination of equity account balances	—	—	(241,503)	—	—	29,306	146,435

Balance at May 5, 2004	$—	$—	$364,767	$—	$—	$—	$—

Net loss	—	—	—	—	(321,294)	—	—	$(321,294)
Minimum pension liability adjustment, net of tax of $1,559	—	—	—	—	—	(3,814)	—	(3,814)
Translation adjustment	—	—	—	—	—	—	19,826	19,826

Comprehensive loss								$(305,282)

Issuance of Successor Company common stock	—	—	374,925	—	—	—	—

Balance at March 31, 2005	$—	$—	$739,692	$—	$(321,294)	$(3,814)	$19,826

Net loss					(47,445)	—	—	$(47,445)
Minimum pension liability adjustment, net of tax of $315	—	—	—	—	—	(2,349)	—	(2,349)
Translation adjustment	—	—	—	—	—	—	(14,812)	(14,812)

Comprehensive loss								$(64,606)

Balance at March 31, 2006	$—	$—	$739,692	$—	$(368,739)	$(6,163)	$5,014

Net loss	—	—	—	—	(78,093)	—	—	$(78,093)
Minimum pension liability adjustment, net of tax of $1,779	—	—	—	—	—	3,314	—	3,314
Increase in accumulated other comprehensive income (loss) to reflect the adoption of FAS 158	—	—	—	—	—	28,112		—
Translation adjustment	—	—	—	—	—	—	47,869	47,869

Comprehensive income								$(26,910)

Balance at March 31, 2007	$—	$—	$739,692	$—	$(446,832)	$25,263	$52,883

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Predecessor
	Successor Company			Company
			For the Period
	For the Fiscal Year Ended		May 6, 2004	April 1, 2004
		March 31,	to	to
	March 31, 2007	2006	March 31, 2005	May 5, 2004
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$(78,093)	$(47,445)	$(321,294)	$211,328
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	75,146	71,725	67,713	4,784
Debt forgiveness adjustments	—	(6,702)	—	(46,755)
Fresh start accounting adjustments, net	—	—	—	(176,638)
Net loss (gain) on asset sales/impairments	10,707	(3,873)	5,254	—
Gain on insurance recoveries	—	(4,791)	(13,645)	—
Deferred income taxes	(6,137)	(2,296)	6,704	(3,179)
Provision for doubtful accounts	5,124	1,297	790	131
Reorganization items, net	—	—	3,887	—
Goodwill impairment	—	—	222,816	—
Insurance proceeds	—	11,144	7,290	—
Minority interest	882	529	(18)	26
Amortization of deferred financing costs	1,049	416	—	1,251
Changes in assets and liabilities excluding effects of Fresh Start accounting —
Receivables	(6,401)	49,023	(33,524)	45,572
Inventories	23,216	(11,791)	38,836	(5,226)
Prepaid expenses and other	9,357	(13,508)	16,940	(3,211)
Payables	(21,438)	5,862	20,398	(29,794)
Accrued expenses	(25,177)	(34,146)	(2,190)	(21,859)
Noncurrent liabilities	(11,524)	7,699	(12,990)	77
Other, net	12,960	18,322	16,750	12,281

Net cash provided by (used in) operating activities	(10,329)	41,465	23,717	(11,212)

Cash Flows from Investing Activities:
Capital expenditures	(20,098)	(34,257)	(40,842)	(3,640)
Proceeds from sales of assets	3,514	19,881	24,281	2,800

Net cash used in investing activities	(16,584)	(14,376)	(16,561)	(840)

Cash Flows from Financing Activities:
Increase (decrease) in short-term borrowings	1,122	10,347	(11,588)	2,425
Repayments under 9.125% Senior Notes	—	—	—	(110,082)
Notes payable to affiliates	51,579	(11,674)	39,768	(188,377)
Borrowings under Senior Secured Credit Facility	—	—	—	327,500
Repayments under Senior Secured Credit Facility	(7,717)	(11,819)	(167,016)	—
Settlement of foreign currency swap	—	(12,084)	—	—
Decrease in other debt	(2,274)	(3,857)	(5,595)	(2,412)
Financing costs and other	(239)	(4,237)	(1,839)	(14,672)
Common stock issuance	—	—	140,557	—

Net cash provided by (used in) financing activities	42,471	(33,324)	(5,713)	14,382

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,580	(1,949)	2,239	(730)

Net Increase (Decrease) In Cash and Cash Equivalents	18,138	(8,184)	3,682	1,600
Cash and Cash Equivalents, Beginning of Period	25,515	33,699	30,017	28,417

Cash and Cash Equivalents, End of Period	$43,653	$25,515	$33,699	$30,017

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for —
Interest	$17,808	$12,814	$19,512	$12,313
Income taxes (net of refunds)	$10,934	$9,662	$10,580	$1,139
Supplemental Disclosures of Non-cash Financing Activities:
Capital contributions of previous debt forgiven	$—	$—	$234,368	$—

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(1)	BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of Exide Global Holding Netherlands C.V. (referred together with its subsidiaries, unless the context requires otherwise, as “EGHN” or the “Company”) and all of its majority-owned subsidiaries. The Company is a partnership that is ultimately wholly owned by Exide Technologies (referred to as “Exide” or the “Parent Company.”)

EGHN was formed on April 14, 2004 as a limited partnership under the laws of the Netherlands with the General Partner, Exide Technologies, owning 99.99% and the Limited Partner, EH International, LLC (a limited liability company, wholly owned by Exide Technologies), owning .01%. EGHN was formed by Exide’s contribution of its ownership interest in its then wholly owned subsidiaries Exide Holding Europe S.A. (referred to as “EHE”) and Exide Holding Asia Pte Limited (referred to as “EHA”) and its interest in a participating loan due from EHE totaling $148.4 million, including accrued interest of $25.5 million. Subsequently, Exide made additional contributions of $234.6 million in July 2004 and $140.6 million in March 2005, which the Company used to repay a portion of its senior secured credit facility. As the Company was the successor to substantially all of the business of EHE and EHA and the Company’s own operations are insignificant relative to the operations contributed, the consolidated financial statements for all periods prior to the date of formation of the Company include the consolidated financial results and position of EHE and EHA, accounted for as a merger of entities under common control.

On April 15, 2002, Exide together with certain of its U.S. subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). On November 21, 2002, two additional wholly owned, non-operating subsidiaries of Exide filed voluntary petitions for reorganization under Chapter 11 in the Bankruptcy Court. All of the cases were jointly administered for procedural purposes before the Bankruptcy Court under case number 02-11125KJC.

Exide and such subsidiaries (the “Debtors”) continued to operate their businesses and manage their properties as debtors-in-possession throughout the course of the bankruptcy case. The Debtors, along with the Official Committee of Unsecured Creditors, filed a Joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the Plan. The Debtors declared May 5, 2004 as the effective date of the Plan, and substantially consummated the transactions provided for in the Plan on such date (the “Effective Date”). For accounting purposes the Company also recognized the emergence as of May 5, 2004, as this was the date upon which the material conditions related to emergence, most significantly the finalization of the Company’s and the Parent Company’s exit financing, were resolved.

The emergence from Chapter 11 resulted in adoption of Fresh Start accounting and reporting in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Although EGHN was not in reorganization under Chapter 11, Fresh Start accounting was adopted for all subsidiaries of Exide for U.S. generally accepted accounting principles (“GAAP”) reporting purposes. Accordingly, these financial statements reflect the adoption of Fresh Start accounting as of the Effective Date. Fresh Start accounting required the Parent Company to allocate the reorganization value to its assets based upon their estimated fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”). In connection with the development of the Plan the Parent Company was primarily responsible for the valuation and directed its financial advisors to prepare a valuation analysis of its business. Management considered a number of factors, including valuations or appraisals, when estimating the fair values of the Parent Company’s assets and liabilities. Each liability existing at the Plan confirmation date, other than deferred taxes, was stated at present values of amounts to be paid determined at appropriate current interest rates. Adoption of Fresh Start

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting has resulted in material adjustments to the historical carrying value of the Company’s assets and liabilities. The excess of the reorganization value over the fair value of specific tangible and identified intangible net assets was allocated to goodwill. A portion of the reorganization value and goodwill was allocated to EGHN based on the estimated future cash flows of EGHN’s businesses relative to those of the Parent Company, as contained in the Plan.

On the date of the Parent Company’s emergence from bankruptcy, the third party holders of the Parent Company’s senior secured credit facility exchanged their interest in the Parent Company’s debt for shares of the Parent Company’s new common stock. Pursuant to the plan of reorganization, the Parent Company assumed the Company’s debt under the Senior Secured credit facility in exchange for an intercompany loan. The Parent Company then discharged without recourse $46.8 million of the Company’s loan, which the Company recorded as debt forgiveness. The Parent Company also became the holder of $234.4 million of the Company’s debt, which was subsequently contributed to the Company.

Since the Company adopted Fresh Start reporting as of the Effective Date, the consolidated financial statements for periods subsequent to May 5, 2004 are not comparable with those of prior periods. All financial information as of and for periods prior to May 6, 2004 is presented as pertaining to the “Predecessor Company”, while all financial information after that date is presented as pertaining to the “Successor Company”. The consolidated statements of operations reflect the results of the reorganization and Fresh Start adjustments in accordance with SOP 90-7 in the period April 1, 2004 to May 5, 2004 as Predecessor Company information.

The accompanying Consolidated Financial Statements of the Predecessor Company prior to emergence from Chapter 11 have also been prepared in accordance with SOP 90-7. Accordingly, revenues, expenses, realized gains and losses and provision for losses resulting from the reorganization are reported separately as Reorganization items, net, in the consolidated statements of operations.

Certain amounts of the Parent Company’s corporate expenses, including insurance, centralized legal, accounting, information technology services, treasury, internal audit and other consulting and professional fees, have been allocated to EGHN on a basis that the Parent Company considers to be a reasonable reflection of the utilization of services provided or the benefit received by EGHN. These services are charged to the Company in the form of a fee.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The Consolidated Financial Statements include the accounts of Exide Global Holding Netherlands C.V. and all of its majority owned subsidiaries in which the Company exercises control (collectively, the “Company”). As the Company was formed on April 14, 2004, the consolidated financial statements for all periods prior to that date include the consolidated accounts of Exide Holding Europe SAS and Exide Holding Asia Pte Limited.

Investments in affiliates of less than a 20% interest are accounted for by the cost method. Investments in 20% to 50% owned companies are accounted for by the equity method. All significant intercompany transactions have been eliminated. Transactions between the Company and other Exide entities have been identified in the consolidated financial statements as transactions among related parties.

Nature of Operations

The Company manufactures and markets industrial and automotive batteries in Europe, the Middle East, India, Canada, Australia and New Zealand. The Company’s industrial batteries consist of motive power batteries, such as those used in forklift trucks and other electronic vehicles, and network power batteries used

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for back-up power applications, such as those used for telecommunication systems. The Company markets its automotive batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers.

Major Customers and Concentration of Credit

The Company has a number of major end-user, retail and original equipment manufacturer customers. No single customer accounted for more than 10% of consolidated net sales during any of the fiscal years presented. The Company does not believe a material part of its business is dependent upon a single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currencies. Assets and liabilities of the Company’s subsidiaries and affiliates are translated into U.S. dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within partnership capital or stockholders’ equity. Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” are also recorded as a component of accumulated other comprehensive income (loss). All other foreign currency gains and losses are included in other (income) expense, net. The Company recognized net foreign currency (gains) losses of ($4.6) million, $6.9 million, ($6.2) million, and $4.9 million in fiscal 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2004, respectively.

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates fair value, because of the short-term maturity of these instruments.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from the inability of the Company’s customers to make required payments. The Company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and other external factors that may impact collectibility. The majority of the Company’s accounts receivable is due from trade customers. Credit is extended based on an evaluation of the Company’s customers’ financial condition and generally, collateral is not required. Payment terms vary and accounts receivable are stated in the consolidated financial statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company considers a number of factors in determining the allowance for doubtful accounts, including the length of time trade accounts receivable are past due, the customer’s current ability to pay their obligations to the Company, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories, which consist of material, labor and overhead, are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company writes down its inventory to estimated market value based on assumptions of future demand and market conditions.

Property, Plant and Equipment

	2007	2006
	(In thousands)

Land	$48,803	$47,999
Buildings and improvements	161,708	157,733
Machinery and equipment	373,219	316,107
Construction in progress	12,086	25,231

	595,816	547,070
Less — Accumulated depreciation	199,574	129,985

Property, plant and equipment, net	$396,242	$417,085

Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The range of original estimated useful lives is as follows: buildings and improvements, 25-40 years; machinery and equipment, 3-14 years.

Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Expenditures for maintenance and repairs are charged to expense as incurred. Additions, improvements and major renewals are capitalized. Depreciation expense was $69.6 million, $66.2 million, $63.8 million, and $4.4 million, for fiscal 2007 and 2006, the period May 6, 2004 to March 31, 2005 (Successor Company), and the period April 1, 2004 to May 5, 2004, respectively.

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

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment, goodwill and identified intangible assets. Long-lived assets (other than goodwill and indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of goodwill and indefinite-lived intangible assets are based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. See Note 5.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedging Activities

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, the Parent Company reports all derivative financial instruments on the balance sheet at their fair values. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in accumulated other comprehensive income (loss) until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. The Parent Company uses no derivative instruments designated as fair value hedges. In the Consolidated Statement of Cash Flows, the Company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

The Parent Company enters into foreign exchange rate agreements to hedge exposure to the currency fluctuation of certain transactions denominated in a currency other than the applicable local currency.

The Parent Company also enters into forward purchase and put option agreements to economically hedge the cost of certain commodities. Exide charges EGHN for costs related to hedges entered into by the Parent Company on behalf of EGHN.

Counterparties to foreign exchange and commodity and option agreements are major financial institutions. The Parent Company believes the risk of incurring losses related to credit risk is remote.

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

Revenue Recognition

The Company records sales when revenue is earned. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, terms are FOB destination and in these cases, revenue is recognized when product is delivered to the customer’s delivery site.

Accounting for Shipping and Handling Costs

The Company records shipping and handling costs incurred in cost of sales and records shipping and handling costs billed to customers in net sales.

Advertising

The Company expenses advertising costs as incurred.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”).” SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective April 1, 2007. The adoption of SFAS 156 is not expected to have an impact on the Company’s financial statements.

In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”).” FIN 48 which clarifies the accounting for uncertain tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statement if that position is more likely than not of being sustained on audit based on the technical merits of the position. As required by FIN 48, the Company will adopt this new accounting standard effective April 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements but is not yet in a position to make this determination.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2009), and interim periods within those years. The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2009). The Company will assess the effect of this pronouncements on its financial statements, but at this time, no material effect is expected.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized as either assets or liabilities at fair value. The Company does not enter into derivative contracts for trading purposes. Derivatives are used only to hedge the volatility arising from movements in a portion of the cost of commodity purchases as well as hedging certain interest rates and foreign currency exchange rates. Changes in the fair value of cash flow hedges for which the hedged item affects earnings immediately (foreign currency transaction hedges and interest rate hedges), ineffective portions of changes in the fair value of cash flow hedges and fair value changes on certain derivatives that, despite being utilized to effectively manage the above mentioned activities, do not qualify for hedge accounting, are recognized in earnings immediately. The change in fair value of cash flow hedges for which the hedged item affects earnings immediately, related to hedge ineffectiveness and of derivatives not qualifying for hedge accounting, and for the fiscal year ended March 31, 2006 resulted in a net gain of $7.4 million, of which a gain of $1.1 million was recognized in other (income) expense and a gain of $6.3 million was recognized in cost of sales. For the period May 6, 2004 to March 31, 2005 was a net loss of $7.1 million, of which a loss of $13.2 million was recognized in other (income) expense and a gain of $6 million was recognized in cost of sales. At March 31, 2006, a net liability of $2.8 million was recorded for outstanding derivative contracts.

(4)	REORGANIZATION ITEMS

Reorganization items represent amounts the Company incurred as a result of the Parent Company’s Chapter 11 process and are presented separately in the consolidated statements of operations. During the period May 6, 2004 to March 31, 2005, the Company incurred $3.9 million for reorganization costs.

(5)	ACCOUNTING FOR GOODWILL AND INTANGIBLES

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

	Trademarks and	Trademarks and
	Tradenames	Tradenames
	(Not Subject to	(Subject to	Customer
	Amortization)	Amortization)	Relationships	Technology	Total
	(In thousands)

As of March 31, 2006
Gross Amount	$37,846	$8,608	$71,450	$15,977	$133,881
Accumulated Amortization	—	(1,303)	(5,660)	(1,519)	(8,482)

Net	$37,846	$7,305	$65,790	$14,458	$125,399

As of March 31, 2007
Gross Amount	$41,577	$9,457	$78,268	$17,553	$146,855
Accumulated Amortization	—	(2,178)	(9,517)	(2,539)	(14,234)

Net	$41,577	$7,279	$68,751	$15,014	$132,621

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate annual amortization expense was $4.9 million, $4.6 million, and $3.9 million, for the fiscal year ended March 31, 2007 and 2006, and the period May 6, 2004 to March 31, 2005, respectively, and is expected to amount to approximately $4.9 million for each of the next five fiscal years. Intangible assets have been recorded at the proper legal entity and are subject to foreign currency fluctuations. The change in the gross amounts, shown above, from fiscal 2006 to fiscal 2007, result only from foreign currency translation. No other activity has occurred.

Goodwill

The fair values of the assets as determined by Fresh Start reporting were based on estimates of future cash flows. The estimated enterprise value of Exide of $1.5 billion which served as the basis for the Plan approved by the Bankruptcy Court, was used to determine Exide’s reorganization value, which was estimated at $2.7 billion. A portion of the reorganization value and goodwill was allocated to EGHN based on the estimated future cash flows of EGHN’s businesses relative to those of Exide, as contained in the Plan. The portion of reorganization value which could not be attributed to EGHN’s specific tangible or identified intangible assets was $222.8 million. In accordance with SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, this amount was reported as Goodwill in the consolidated balance sheet as of the Effective Date. Liabilities as of the Effective Date were stated at the present values of amounts to be paid. The determination of fair values of assets and liabilities is subject to significant estimation and assumptions. The enterprise value that served as the basis for determining the reorganization value was calculated using the discounted cash flow method. The cash flows, taken from Exide’s Plan of Reorganization, were projected over five years, utilizing discount rates of 9% to 11%, respectively, for Exide’s transportation and industrial businesses in order to reflect the inherent risks of each business. The enterprise value was based on an assumed tax rate of 0% in the U.S. in years 1 through 3 (in consideration of Exide’s NOL tax position), and 38% in the remaining years. For Europe and Rest of World, a tax rate of 25% was assumed for all periods reflected.

The Company completed its annual impairment assessment of goodwill effective December 31, 2004, utilizing its five-year business plan as the basis for development of discounted cash flows and an estimate of fair values. As a result of the comparison of the book carrying values of its reporting units, including goodwill, against these estimated fair values, the Company determined that goodwill was fully impaired and a write-down of the entire $222.8 million balance of goodwill was recorded in fiscal 2005.

(6)	INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31, 2007	March 31, 2006
	(In thousands)

Raw materials	$33,761	$38,022
Work-in-process	50,191	46,028
Finished Goods	174,126	170,301

	$258,078	$254,351

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	OTHER ASSETS

Other assets consist of:

	March 31, 2007	March 31, 2006
	(In thousands)

Capitalized software, net	1,603	1,369
Loan to affiliate	3,702	3,563
Other	7,409	3,685

	$12,714	$8,617

(8)	DEBT

At March 31, 2007 and 2006, short-term borrowings of $14 million and $11.4 million, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. As of March 31, 2007 and 2006, the weighted average interest rate on these borrowings was 5.1% and 3.6%, respectively.

Total long-term debt at March 31, 2007 comprised the following:

March 31, 2007
(In thousands)

Senior Secured Credit Facility	$167,116
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	23,208

Total	190,324
Less-current maturities	3,964

$186,360

Total debt at March 31, 2007 was $204.3 million.

Total long-term debt at March 31, 2006 comprised the following:

March 31, 2006
(In thousands)

Senior Secured Global Credit Facility — Borrowings primarily at LIBOR plus 4.75% to 5.25%	$165,917
Other, including capital lease obligations and other loans at interest rates generally ranging from up to 11.0% due in installments through 2015(1)	23,068

Total	188,985
Less — current maturities	5,360

$183,625

Total debt at March 31, 2006 was $200.4 million.

On May 5, 2004, the Parent Company and the Company entered into a $600 million Senior Secured Credit Agreement (the “Credit Agreement”) which included a $500 million Multi-Currency Term Loan Facility and a $100 million Multi-Currency Revolving Loan Facility including a letter of credit sub-facility of up to $40 million. The Credit Agreement is the Company’s most important source of liquidity outside of its cash

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows from operations. The Revolving Loan Facility matures on May 5, 2009, while the Term Loan Facility matures on May 5, 2010. The Term Loan Facility and the Revolving Loan Facility bear interest at LIBOR plus 6.25% per annum. The interest rate at March 31, 2007 and 2006 was 10.2% and 10.6%, respectively. Credit Agreement borrowings are guaranteed by substantially all of the subsidiaries of the Parent Company and are collateralized by substantially all of the assets of the Parent Company and the subsidiary guarantors. Availability for Exide under the Revolving Loan Facility and other loan facilities was $59.3 million and $10.4 million, respectively as of March 31, 2007. At March 31, 2007 and 2006, weighted average interest on the Credit Agreement was 10.2% and 10.6%, respectively.

The Credit Agreement requires Exide to comply with financial covenants, including an Adjusted EBITDA covenant for the relevant periods. The Credit Agreement also contains other customary covenants, including reporting covenants and covenants that restrict Exide’s ability to incur indebtedness, create or incur liens, sell or dispose of assets, make investments, pay dividends, change the nature of Exide’s business or enter into related party transactions.

In March 2005, the Parent Company issued $290 million in aggregate principal amount of 10.5% Senior Secured Notes due 2013. Interest of $15.2 million is payable semi-annually on March 15 and September 15. The 10.5% Senior Secured Notes are redeemable at the option of the Parent Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Parent Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35% of the 10.5% Senior Secured Notes are redeemable at the option of the Parent Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Parent Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. Parent Company, including the stock of its subsidiaries. The indenture for these notes contains financial covenants which limit the ability of the Parent Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets.

Also, in March 2005, the Parent Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The weighted average interest on these notes was 3.4% and 1.5% at March 31, 2006 and 2005, respectively. Interest is payable quarterly. The notes are convertible into the Parent Company’s common stock at a conversion rate of 57.5705 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Parent Company for the common stock and third party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

The Company’s variable rate debt at March 31, 2007 and March 31, 2006 was $181.1 million and $177.3 million, respectively, none of which was hedged.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual principal payments required under long-term debt obligations at March 31, 2007 are as follows:

Amount
(In thousands)

2008	$—
2009	—
2010	—
2011	167,116
2012	—
2013 and beyond	—

Total	$167,116

(9)	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB Statement No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) that have not yet been recognized through net periodic benefit costs will be recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic cost. SFAS 158 does not change how pensions and other postretirement benefits are accounted for and reported in the income statement. Companies will continue to follow the existing guidance in SFAS 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS 106. SFAS 158 was effective for fiscal years ending after December 15, 2006. The company adopted the balance sheet recognition provisions of SFAS 158 at March 31, 2007. The incremental effect of adopting SFAS 158 is summarized below (in thousands):

	Before Application		After Application
	of SFAS 158	Adjustments	of SFAS 158

Prepaid expenses and other	$678	$202	$880
Deferred income taxes	2,665	988	3,653
Accrued expenses and noncurrent retirement obligations	(198,007)	26,922	(171,085)
Accumulated deficit	191,815	—	191,815
Accumulated other comprehensive (income) loss	2,849	(28,112)	(25,263)

European subsidiaries of the Company sponsor several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon underlying assumptions established by the Company in consultation with its actuaries. In most cases, the defined benefit plans are not funded. The Company has noncontributory defined benefit pension plans covering substantially all hourly and salaried employees in Canada. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. The Company has numerous defined contribution plans with related expense of $5.4 million, $5.3 million, $4.9 million, and $.5 million, in fiscal 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2005, respectively.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides certain health care and life insurance benefits for a limited number of retired employees. The Company accrues the estimated cost of providing postretirement benefits during the employees’ applicable years of service.

The following table sets forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2007 and 2006:

Pension Benefits:

	Fiscal	Fiscal
	Year Ended	Year Ended
	March 31,	March 31,
	2007	2006
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$304,820	$319,822
Service cost	5,741	4,956
Interest cost	15,207	15,008
Actuarial (gain) loss	(8,297)	4,547
Plan participants’ contributions	1,170	1,218
Benefits paid	(14,539)	(11,830)
Plan amendments	—	259
Currency translation	34,939	(22,699)
Settlements and other	1,797	(6,461)

Benefit obligation at end of period	$340,838	$304,820

Change in plan assets:
Fair value of plan assets at beginning of period	$142,933	$126,424
Actual return on plan assets	8,699	29,153
Employer contributions	17,384	15,219
Plan participants’ contributions	1,170	1,218
Benefits paid	(14,539)	(11,830)
Currency translation	18,402	(10,129)
Settlements and other	1,750	(7,122)

Fair value of plan assets at end of period	$175,799	$142,933

Reconciliation of funded status:
Benefit obligation at end of period	$340,838	$304,820
Fair value of plan assets at end of period	175,799	142,933
Funded status	(165,039)	(161,887)
Prior service cost	see note (a)	258
Unrecognized actuarial gain	see note (a)	(14,548)

Net amount recognized at end of period	$(165,039)	$(176,177)

Amounts recognized in Statement of Financial Position:
Prepaid expenses and other	see note(a )	$332
Noncurrent other assets	880	see note (a)
Accrued expenses	(9,468)	(2,360)
Noncurrent retirement obligations	(156,451)	(182,444)
Intangible asset	see note (a)	258
Accumulated other comprehensive (income) loss	see note (a)	8,037

Net amount recognized at end of period	$(165,039)	$(176,177)

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal	Fiscal
	Year Ended	Year Ended
	March 31,	March 31,
	2007	2006
	(In thousands)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$264	see note	(a)
Net (gain)	(22,704)	see note	(a)

Net amount recognized in accumulated other comprehensive (income) loss:	$(22,440)	$—

Unfunded pension cost	$(187,479)	$(176,177)

Other Post-Retirement Benefits:

	Fiscal	Fiscal
	Year Ended	Year Ended
	March 31,	March 31,
	2007	2006
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$4,814	$4,250
Service cost	167	101
Interest cost	257	243
Actuarial (gain) loss	152	416
Benefits paid	(370)	(306)
Currency translation	146	110

Benefit obligation at end of period	$5,166	$4,814

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	370	306
Benefits paid	(370)	(306)

Fair value of plan assets at end of period	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$5,166	$4,814
Fair value of plan assets at end of period	—	—
Funded status	(5,166)	(4,814)
Unrecognized actuarial loss	see note(a )	672
Contributions after measurement date	—	—

Net amount recognized at end of period	$(5,166)	$(4,142)

Amounts recognized in statement of financial position:
Accrued expenses	$(329)	$(54)
Noncurrent retirement obligations	(4,837)	(4,088)

Net amount recognized at end of period	$(5,166)	$(4,142)

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal	Fiscal
	Year Ended	Year Ended
	March 31,	March 31,
	2007	2006
	(In thousands)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$—	see note	(a)
Net loss	830	see note	(a)

Net amount recognized in accumulated other comprehensive (income) loss:	$830	$—

Unfunded postretirement benefit cost	$(4,336)	$(4,142)

(a)	Amounts above for fiscal year 2007 include the effect of adopting SFAS 158. Fiscal year 2006 amounts have not been restated.

	Pension Benefits		Other Post-Retirement Benefits
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Weighted-average assumptions as of:
Discount rate	5.0%	4.8%	5.4	5.3%
Rate of compensation increase	3.4%	3.3%	n/a	n/a

Expense Assumptions:

	Pension Benefits		Other Post-Retirement Benefits
	FY 2008	FY 2007	FY 2008	FY 2007
	Expense	Expense	Expense	Expense

Weighted-average assumptions for:
Discount rate	5.0%	4.8%	5.4%	5.3%
Expected return on plan assets	6.5%	6.5%	n/a	n/a
Rate of compensation increase	3.4%	3.3%	n/a	n/a

For fiscal year 2007 expense, the Company assumed an expected weighted average return on plan assets of 6.5%. In developing this rate assumption, the Company evaluated input from third party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

For other post-retirement benefit measurement purposes, an 8% and 8.2% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007 and 2006, respectively. The rate was assumed to decrease gradually to 5.0% over eight and seven years for 2007 and 2006, and remain at that level thereafter.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the plans’ expense recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Fiscal Year Ended		For the Period
	March 31,	March 31,	May 6, 2004 to	April 1, 2004 to
	2007	2006	March 31, 2005	May 05, 2004
	(In thousands)

Components of net periodic benefit cost:
Service cost	$5,741	$4,956	$4,987	$442
Interest cost	15,207	15,008	15,185	1,327
Expected return on plan assets	(10,114)	(8,297)	(7,802)	(683)
Amortization of: Prior service cost	19	—	—	2
Actuarial (gain)/loss	(1,211)	—	—	226

Settlements and other
Net periodic benefit cost (a)	$9,642	$11,667	$12,370	$1,314

(a)	Excludes the impact of settlement net losses of $.6 million and $.2 million in fiscal 2006, in the period from May 6, 2004 to March 31, 2005, respectively, and curtailment net gains of $.8 million, and $.6 million in fiscal 2006, in the period from May 6, 2004 to March 31, 2005, respectively.

$1.4 million of income will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2008 relating to the Company’s pension plans.

	Other Post-Retirement Benefits
	Fiscal Year Ended		For the Period
	March 31,	March 31,	May 6, 2004 to	April 1, 2004 to
	2007	2006	March 31, 2005	May 05, 2004
		(In thousands)

Components of net periodic benefit cost:
Service cost	$167	$101	$82	$7
Interest cost	257	243	202	16
Amortization of: Transition obligation	—	—	—	2
Actuarial (gain)/loss	12	—	—	1

Net periodic benefit cost	$436	$344	$284	$26

$0.1 of expense will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2008 relating to the Company’s other post retirement benefit plans.

The measurement dates for the Company’s Pension and Other Post-Employment benefit plans were March 31, 2007 and March 31, 2006.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $168.4 million, $161.1 million and $8 million, respectively, as of March 31, 2007 and $155.2 million, $148.5 million and $6.2 million, respectively, as of March 31, 2006.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the Company’s pension plans was $303.6 million as of March 31, 2007. Expected future benefit payments are as follows:

		Other Post-
		Retirement
	Pension	Gross Expected
Fiscal Year	Benefits	Benefit Payments
	(In thousands)

2008	$15,362	$329
2009	16,057	348
2010	16,338	363
2011	16,519	388
2012	17,468	402
2013 to 2017	93,961	2,188

The asset allocation for the Company’s pension plans at March 31, 2007 and 2006, and the target allocation for 2008, by asset category, are as follows:

	Target
	Allocation	Percentage of Plan Assets at Year End
Asset Category	2008	2007	2006

Equity securities	67%	66%	81%
Fixed income securities	31%	26%	12%
Real estate and other	1%	2%	3%
Cash	1%	6%	4%

Total	100%	100%	100%

The Company invests in a diversified portfolio of investments consisting almost entirely of equity and fixed income securities. The equity portfolio includes direct and indirect interests in equity securities, both in developed and emerging market companies. The fixed income portfolio is primarily high-quality bond funds.

The estimated fiscal 2008 pension plan contributions are $18.1 million and postretirement contributions are $.3 million.

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$98	$76
Effect on the postretirement benefit obligation	$901	$716

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	INCOME TAXES

The provision for income taxes includes local, federal, and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes are as follows:

	Fiscal Year Ended		For the Period
	March 31,	March 31,	May 6, 2004 to	April 1, 2004 to
	2007	2006	March 31, 2005	May 5, 2004
	(In thousands)

Current:
Netherlands	$(849)	$1,340	$2,883	$120
Foreign	12,617	15,731	4,722	577

	11,768	17,071	7,605	697

Deferred:
Netherlands	3,506	368	(2,194)	—
Foreign	(9,643)	(2,664)	8,898	(3,179)

	(6,137)	(2,296)	6,704	(3,179)

Total provision (benefit)	$5,631	$14,775	$14,309	$(2,482)

Major differences between the Netherlands federal statutory rate and the effective tax rate are as follows:

	Fiscal Year Ended		For the Period
	March 31,	March 31,	May 6, 2004 to	April 1, 2004 to
	2007	2006	March 31, 2005	May 5, 2004

Netherlands statutory rate	(30.0)%	(31.5)%	(34.5)%	(34.5)%
Loss on liquidation	—	11.7	—	—
Intercompany debt forgiveness	—	(89.6)	—	—
Thin cap allowance	13.5	10.5	—	—
Nondeductible goodwill impairment/amortization	—	—	25.2	—
Fresh start accounting adjustments	—	—	—	29.2
Discharge of liabilities subject to compromise	—	—	—	7.7
Tax losses not benefited	—	—	2.9	—
Increase (decrease) in valuation allowances	44.8	155.4	13.2	—
Rate differences on foreign subsidiaries	(18.0)	(29.5)	(9.7)	4.7
Intercompany stock sales	—	—	4.6	—
Refund of previously paid taxes	(5.4)	—	—	—
Other, net	3.0	17.1	2.9	(5.9)

Effective tax rate	7.9%	44.1%	4.6%	1.2%

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31,	March 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Operating loss and tax credit carry-forwards	$263,290	$220,058
Compensation reserves	8,025	21,329
Warranty	3,327	2,944
Asset and other realization reserves	2,110	4,940
Other	25,878	5,531
Valuation allowance	(207,483)	(157,565)

	95,147	97,237

Deferred tax liabilities:
Property, plant and equipment	(13,046)	(18,691)
Intangible assets	(30,236)	(37,439)

	(43,282)	(56,130)

Net deferred tax assets	$51,865	$41,107

The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31,	March 31,
	2007	2006
	(In thousands)

Current asset	$11,727	$9,557
Noncurrent asset	68,806	56,358
Noncurrent liability	(28,668)	(24,808)

	$51,865	$41,107

At March 31, 2007, certain of the Parent Company’s subsidiaries have net operating loss carry-forwards for income tax purposes of approximately $876 million, of which approximately $139 million expire in fiscal years 2007 through 2022. The remaining losses are available for carry-forward indefinitely.

Valuation allowances have been recognized in certain tax jurisdictions, to reduce the deferred tax assets for net operating loss carry-forwards and temporary differences for which it is more likely than not that the related tax benefits will not be realized. In other jurisdictions, the Company’s net deferred tax assets include net operating loss carry-forwards and temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. The majority of the net deferred tax assets are derived in Germany where there is no expiration on the utilization of net operating loss carry-forwards. The Company has implemented certain tax planning strategies in prior years to utilize a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining deferred tax assets.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	COMMITMENTS AND CONTINGENCIES

Private Party Lawsuits and other Legal Proceedings

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which the Parent Company and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against the Parent Company and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice to re-filing the same motion after discovery proceeds. The defendants filed an answer and counterclaim. On July 8, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois and in October 2002, the parties presented oral arguments, in the case of PDH, to remand the case to Illinois state court and, in the case of Exide, to transfer the case to the U.S. Bankruptcy Court for the District of Delaware. In February 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. In November 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against the Parent Company and not against any of its foreign affiliates. The Bankruptcy Court denied PDH’s motion to reconsider. In an order dated March 22, 2007, the U.S. District Court for the District of Delaware denied PDH’s appeal in its entirety, affirming the orders of the Bankruptcy Court. PDH has noticed the appeal of this order to the United States Court of Appeals for the Third Circuit.

In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by the Parent Company under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims the Parent Company was obligated to replace. The Parent Company’s answer contested the amounts claimed by PDH and the Parent Company filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action have been transferred to the U.S. Bankruptcy Court for the District of Delaware and are currently subject to a stay injunction by that court. The Parent Company plans to vigorously defend itself and pursue its counterclaims.

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

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is involved in various other claims and litigation incidental to the conduct of its business. Based on consultation with legal counsel, the Company does not believe that any such claims or litigation to which the Company is a party, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

Environmental Matters

As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal and local environmental, occupational health and safety laws and regulations, including limits on employee blood lead levels, as well as similar laws and regulations in the countries in which the Company operates (collectively, “EH&S laws”).

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

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2007 and 2006, the amount of such reserves on the Company’s consolidated balance sheet was approximately $7.1 million and $8.1 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

The site that currently has the largest reserves is the following:

Azambuja (SONALUR) Portugal

The Azambuja (SONALUR) facility is an active secondary lead smelter. Materials from past operations present at the site are stored in above-ground concrete containment vessels and in underground storage deposits. The Company finalized the process of obtaining site characterization data to evaluate remediation alternatives agreeable to local authorities. Costs for remediation are currently estimated at $2 million to $4 million.

Legislation has recently been proposed in the European Union which would ban lead in batteries, but with broad categories of exemptions which apply to all or nearly all of the Company’s products. It is possible that such legislation, if finalized, will impose further duties on the Company for the reclamation of lead from spent batteries.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

At March 31, 2007, the Company had outstanding letters of credit with a face value of $40.7 million and surety bonds with a face value of $4.5 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2007, pursuant to the terms of the agreement, was $4.5 million.

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2007, bank guarantees with a face value of $19.1 million were outstanding.

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

A reconciliation of changes in the Company’s sales returns and allowances liability follows (in thousands):

Balance at March 31, 2006	$23,793
Accrual for sales returns and allowances	21,025
Settlements made (in cash or credit) and currency translation	(22,050)

Balance at March 31, 2007	$22,768

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2007, are:

Fiscal Year	Operating	Capital
	(In thousands)

2008	$13,179	$4,445
2009	8,763	3,680
2010	5,347	5,138
2011	3,313	1,860
2012	1,971	1,803
Thereafter	4,412	5,226

Total minimum payments	$36,985	22,152

Less — Interest on capital leases		3,530

Total principal payable on capital leases (included in Long-term debt)		$18,622

Rent expense amounted to $26.5 million, $23.6 million, $23.7 million, and $2.5 million for the fiscal years ended March 31, 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2004, respectively.

The Company has various purchase commitments for materials, supplies and other items incident to the ordinary course of business.

(12)	RESTRUCTURING

During fiscal 2007, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended March 31, 2007, the Company recognized restructuring and impairment charges of $15.2 million, representing $11.2 million for severance and $4 million for related closure costs. These charges resulted from actions completed during fiscal 2007, which related to consolidation efforts in the Industrial Energy Europe and ROW segment, closure costs for the Company’s Casalnuovo, Italy industrial facility, corporate severance, and headcount reductions in the Transportation Europe and ROW segment,. Approximately 241 positions have been eliminated in connection with the fiscal 2007 restructuring activities. The following is a summary of restructuring reserve movements:

	Severance	Closure Costs	Total
	(In thousands)

Balance, March 31, 2004	$30,002	$11,512	$41,514
Charges	190	329	519
Payments and currency translation	(4,741)	(1,502)	(6,243)

Balance at May 5, 2004	25,451	10,339	35,790
Charges	26,382	5,919	32,301
Payments and currency translation	(28,752)	(8,555)	(37,307)
Reclassification	1,159		1,159

Balance, March 31, 2005	24,240	7,703	31,943
Charges	11,234	5,536	16,770
Payments and currency translation	(30,419)	(10,260)	(40,679)

Balance, March 31, 2006	5,055	2,979	8,034
Charges	11,234	3,949	15,183
Payments and currency translation	(14,695)	(3,034)	(17,729)

Balance, March 31, 2007	$1,594	$3,894	$5,488

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

The following tables provide additional detail of specific restructuring actions taken during each of the fiscal periods covered in the table above:

	Severance	Closure
Fiscal 2007	Costs	Costs	Total
	(In thousands)

Nanterre, France	$758	$122	$880
Casalnuovo, Italy	36	1,687	1,723
Headcount Reductions (Transportation Europe and ROW)	5,383	1,365	6,748
European Headcount Reductions (including Corporate)	416	19	435
Headcount Reductions (Industrial Energy Europe and ROW)	4,641	756	5,397

Total	$11,234	$3,949	$15,183

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Severance	Closure
Fiscal 2006	Costs	Costs	Total
	(In thousands)

Nanterre, France	$234	$2,711	$2,945
Casalnuovo, Italy	2,004	2,670	4,674
Headcount Reductions (Transportation Europe and ROW)	2,953	317	3,270
European Headcount Reductions (including Corporate)	3,135	—	3,135
Headcount Reductions (Industrial Energy Europe and ROW)	2,908	(162)	2,746

Total	$11,234	$5,536	16,770

	Severance	Closure
Period May 6, 2004 to March 31, 2005	Costs	Costs	Total
	(In thousands)

Closure of Nanterre, France	$15,475	$1,518	$16,993
Closure of Weiden, Germany	323	606	929
Closure of Maple, Ontario Plant	516	—	516
Closure of Casalnuovo, Italy	529	2,696	3,225
Headcount Reductions (Transportation Europe and ROW)	6,011	1,034	7,045
European Headcount Reductions (including Corporate)	1,356	112	1,468
Headcount Reductions (Industrial Energy Europe and ROW)	2,172	(47)	2,125

Total	$26,382	$5,919	$32,301

	Severance	Closure
Period April 1, 2004 to May 5, 2004	Costs	Costs	Total
	(In thousands)

Closure of Casalnuovo, Italy	$—	$143	$143
Headcount Reductions (Transportation Europe and ROW)	152	180	332
European Headcount Reductions (including Corporate)	12	—	12
Headcount Reductions (Industrial Energy Europe and ROW)	26	6	32

Total	$190	$329	$519

(13)	INTEREST EXPENSE, NET

Interest income of $1.1 million, $1 million, $1.8 million, and $.1 million is included in Interest expense, net for the fiscal years ended March 31, 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2004, respectively. These amounts include interest income from affiliates. See Note 16.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	OTHER (INCOME) EXPENSE, NET

	Fiscal Year Ended		For the Period
	March 31,	March 31,	May 6, 2004 to	April 1, 2004 to
	2007	2006	May 5, 2005	May 5, 2004
	(In thousands)

Net loss (gain) on asset sales	$10,707	$(3,873)	$5,254	$—
Equity income	(1,002)	—	—	—
Currency loss (gain)	(4,620)	6,931	(6,239)	4,877
Loss on revaluation of foreign currency forward contract	—	(1,081)	13,165	—
Other(a)	664	(5,456)	(9,972)	11

	$5,749	$(3,479)	$2,208	$4,888

(a)	On September 24, 2004, the Company experienced a fire at one of its facilities in Europe. While damage to the facility was contained, the Company has experienced disruption to certain of its business operations and activities while the Company restored production capacity and diverted production to alternative sites. During fiscal 2005, the Company recognized $13.6 million of insurance recoveries; $10.8 million included above in other and $2.8 million in cost of sales. This represents partial reimbursement for both business interruption and replacement of property damaged by the fire. In fiscal 2006, the Company recognized the remaining $4.8 million (included in Other above) of total insurance recoveries of $18.4 million related to this incident.

(15)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable — the carrying amounts of these items are a reasonable estimate of their fair values.

•	Long-term receivables — the carrying amounts of these items are a reasonable estimate of their fair value.

•	Short-term borrowings — Borrowings under miscellaneous line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of these line of credit arrangements is a reasonable estimate of its fair value.

•	Long-term debt — Borrowings by foreign subsidiaries have variable rates that reflect currently available terms and conditions for similar debt.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values and estimated fair values of these obligations are as follows:

	March 31, 2007		March 31, 2006
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
(In thousands)

Senior Secured Credit Facility	$167,116	$174,636	$165,917	$167,576

(16)	RELATED PARTY TRANSACTIONS

The Parent Company charges EGHN certain fees. These costs are classified in the Consolidated Statements of Operations as General and administrative expenses. The cost of these functions and services has been directly charged to EGHN using a method that the Parent Company’s management believes is reasonable. Because of the relationship between the Company and the Parent Company, it is possible that the terms and costs of the services provided are not the same as those that would result from transactions among wholly unrelated parties. Fees charged during the year ended March 31, 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2004, were $6 million, $12 million, $11 million, and $1 million, respectively.

The Parent Company enters into certain lead forward purchase and put option agreements to economically hedge the cost of externally purchased lead. While these agreements are entered into by the Parent Company, they are utilized to economically hedge a portion of the lead requirements for EGHN and its subsidiaries. Gains or losses on these commodity contracts are charged by the Parent Company to EGHN. These gains, which are included in Cost of Sales, were $6.3 million and $6 million for the year ended March 31, 2006, and the period May 6, 2004 to March 31, 2005.

Current intercompany balances represent commercial trading activities and other transactions in the normal course of business between EGHN and other Parent Company affiliates. Sales to Parent Company affiliates are at prices that approximate the cost of the products sold. Purchases from Parent Company affiliates during the years ended March 31, 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2004, were $26.9 million, $29.7 million, $53.2 million, and $4 million, respectively. Purchases from Parent Company affiliates are at prices that include a profit margin over and above the cost of the products purchased.

Long-term intercompany balances represent financing activities between EGHN and other Parent Company affiliates. The Parent Company charges interest to EGHN based on the actual interest cost on intercompany indebtedness. At March 31, 2007 and March 31, 2006, the Company had notes payables to affiliates of $150.8 million and $94.1 million, respectively. Notes payable to affiliates include a Euro denominated participating loan of $150.8 million, granted in fiscal 1996 by Exide International, Inc., a wholly owned subsidiary of the Parent Company, as of March 31, 2004. The loan which was repayable on December 22, 2093, bore interest at a variable rate, approximately 5.6% as of March 31, 2004. As described in Note 1, the Parent Company contributed the loan totaling $148.4 million to EGHN in April 2004. Interest expense related to intercompany financing arrangements and included in Interest expense, net in the Consolidated Statements of Operations for the years ended March 31, 2007 and 2006, the period May 6, 2004 to March 31, 2005, and the period April 1, 2004 to May 5, 2004, was $12.9 million, $10.2 million, $8.1 million, and $1.6 million, respectively.

(17)	SUBSEQUENT EVENT

On May 15, 2007, the Parent Company, certain of the Parent Company’s domestic subsidiaries (the “Exide U.S. Subsidiaries”), Exide Global Holding Netherlands C.V. (“Exide C.V.” and, together with the Parent Company and the Exide U.S. Subsidiaries, the “Borrowers”), various lending institutions described in the senior secured credit agreement and Deutsche Bank AG New York Branch , as administrative agent (“DB”

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, together with such other lending institutions, the “Lenders”), entered into a $495 million senior secured credit agreement. The senior secured credit agreement consists of a $200 million asset based revolving senior secured credit facility (the “Revolving Loan Facility”) and a $295 million senior secured term loan facility (the “Term Loan”).

The Revolving Loan

Borrowings under the Revolving Loan Facility bear interest at a rate equal to LIBOR plus 1.75%. The applicable spread on the Revolving Loan Facility will be subject to change and may move up or down in accordance with a leverage-based pricing grid. The Revolving Loan Facility includes a letter of credit sub-facility of $75 million and an accordion feature that allows Exide to increase the facility size up to $250 million if it can obtain commitments from existing or new lenders for the incremental amount. The Revolving Loan Facility will mature in five years, but is prepayable at any time at par.

Availability under the Revolving Loan Facility is subject to a borrowing base comprised of up to 85% of Exide and certain of its subsidiaries’ combined eligible accounts receivable plus 85% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves. Revolving loans made to Exide and other domestic borrowers under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of Exide, and revolving loans made to Exide C.V. under the Revolving Loan Facility are guaranteed by Exide, substantially all domestic subsidiaries of Exide and certain foreign subsidiaries. These guarantee obligations are secured by a lien on substantially all of the assets of such respective Borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, a first priority lien in current assets and a second priority lien in fixed assets.

The Revolving Loan Facility contains customary terms and conditions, including, without limitation, limitations on liens, indebtedness, implementation of cash dominion and control agreements, and other typical covenants. A springing fixed charge financial covenant of 1.0:1.0 will be triggered if the excess availability under the Revolving Loan Facility falls below $40 million. Exide will also be required to pay an unused line fee that varies based on usage of the Revolving Loan Facility.

The Term Loan

Borrowings under the Term Loan in U.S. dollars will bear interest at a rate equal to LIBOR plus 3.25%, and borrowings under the Term Loan in Euros will bear interest at a rate equal to LIBOR plus 3.50%; provided that such rates may decrease by 0.25% after December 31, 2007 if Exide achieves certain corporate ratings. The Term Loan will mature in five years, but is prepayable at any time at par value, provided that if a change in control or similar event occurs within the first year, Exide must offer to prepay the Term Loan at a price equal to 101% of par.

The Term Loan will amortize as follows — 0.25% of the initial principal balance of the Term Loan will be due and payable on a quarterly basis for the first 4 3/4 years, with a balloon payment due at maturity. Mandatory prepayment by Exide may be required under the Term Loan as a result of excess cash flow, asset sales and casualty events, in each case, subject to certain exceptions.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion of the Term Loan made to Exide is guaranteed by substantially all domestic subsidiaries of Exide, and the portion of the Term Loan made to Exide C.V. is guaranteed by Exide, substantially all domestic subsidiaries of Exide and certain foreign subsidiaries. These obligations are secured by a lien on substantially all of the assets of such respective Borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, a first priority lien in fixed assets and a second priority lien in current assets.

The Term Loan contains customary terms and conditions, including, without limitation, (1) limitations on debt (including a leverage or coverage based incurrence test), (2) limitations on mergers and acquisitions, (3) limitations on restricted payments, (4) limitations on investments, (5) limitations on capital expenditures, (6) limitations on asset sales with limited exceptions, (7) limitations on liens and (8) limitations on transactions with affiliates. The Term Loan has no financial maintenance covenants.