Form 10-Q
period 2007-06-30
EXIDE TECHNOLOGIES
filed 2007-08-07
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11263
EXIDE TECHNOLOGIES
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-0552730
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

13000 Deerfield Parkway,	30004
Building 200	(Zip Code)
Alpharetta, Georgia
(Address of principal executive offices)
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
     As of August 3, 2007, 61,266,562 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended
	June 30, 2007	June 30, 2006
NET SALES	$762,387	$683,190
COST OF SALES	643,718	573,511

Gross profit	118,669	109,679

EXPENSES:
Selling, marketing and advertising	68,335	68,506
General and administrative	43,649	45,994
Restructuring	2,132	8,884
Other (income) expense, net	(3,541)	(3,492)
Interest expense, net	21,352	22,287
Loss on early extinguishment of debt	21,342	—

	153,269	142,179

Loss before reorganization items, income taxes, and minority interest	(34,600)	(32,500)
REORGANIZATION ITEMS, NET	442	1,607
INCOME TAX PROVISION	217	3,578
MINORITY INTEREST	423	211

Net loss	$(35,682)	$(37,896)

NET LOSS PER SHARE

Basic and Diluted	$(0.59)	$(1.48)

WEIGHTED AVERAGE SHARES

Basic and Diluted	60,926	25,635

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$49,340	$76,211
Receivables, net of allowance for doubtful accounts of $29,161 and $28,624	629,967	639,115
Inventories	487,660	411,554
Prepaid expenses and other	22,624	20,224
Deferred financing costs, net	4,612	3,411
Deferred income taxes	26,413	19,030

Total current assets	1,220,616	1,169,545

Property, plant and equipment, net	639,341	649,015

Other assets:
Other intangibles, net	193,223	191,762
Investments in affiliates	6,040	5,282
Deferred financing costs, net	19,724	12,908
Deferred income taxes	66,518	67,006
Other	20,042	24,706

	305,547	301,664

Total assets	$2,165,504	$2,120,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$14,946	$13,951
Current maturities of long-term debt	3,973	3,996
Accounts payable	358,684	360,278
Accrued expenses	297,550	299,157
Warrants liability	5,562	5,297

Total current liabilities	680,715	682,679
Long-term debt	736,858	666,507
Noncurrent retirement obligations	255,274	263,290
Deferred income tax liability	43,775	41,232
Other noncurrent liabilities	131,832	121,433

Total liabilities	1,848,454	1,775,141

Commitments and contingencies	—	—
Minority interest	15,137	14,560

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 61,210 and 60,676 shares issued and outstanding	612	607
Additional paid-in capital	1,009,802	1,008,481
Accumulated deficit	(785,403)	(745,534)
Accumulated other comprehensive income	76,902	66,969

Total stockholders’ equity	301,913	330,523

Total liabilities and stockholders’ equity	$2,165,504	$2,120,224

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	June 30, 2007	June 30, 2006
Cash Flows From Operating Activities:
Net loss	$(35,682)	$(37,896)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation and amortization	26,393	30,464
Unrealized loss (gain) on warrants	265	(813)
Net (gain) loss on asset sales / impairments	(599)	2,804
Provision for doubtful accounts	1,175	1,956
Non-cash stock compensation	1,356	400
Reorganization items, net	442	1,607
Minority interest	423	211
Amortization of deferred financing costs	999	814
Loss on early extinguishment of debt	21,342	—
Changes in assets and liabilities —
Receivables	17,719	47,526
Inventories	(70,054)	(9,388)
Prepaid expenses and other	(2,132)	4,643
Payables	(5,980)	(19,520)
Accrued expenses	9,175	(15,245)
Noncurrent liabilities	(19,376)	(3,318)
Other, net	(4,876)	(3,611)

Net cash (used in) provided by operating activities	(59,410)	634

Cash Flows From Investing Activities:
Capital expenditures	(10,833)	(7,967)
Proceeds from sales of assets	3,427	97

Net cash used in investing activities	(7,406)	(7,870)

Cash Flows From Financing Activities:
Increase in short-term borrowings	548	9
Borrowings under Senior Secured Credit Facility	66,695	13,125
Increase (decrease) in other debt	1,956	(1,968)
Financing costs and other	(30,306)	4

Net cash provided by financing activities	38,893	11,170

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,052	934

Net (Decrease) Increase In Cash and Cash Equivalents	(26,871)	4,868
Cash and Cash Equivalents, Beginning of Period	76,211	32,161

Cash and Cash Equivalents, End of Period	$49,340	$37,029

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
     (1) BASIS OF PRESENTATION
     The Condensed Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. These statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles (“GAAP”), or those disclosures normally made in the Company’s annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007 for further information. The financial information contained herein is unaudited.
     The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying condensed consolidated financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the periods presented.
(2) COMPREHENSIVE LOSS
          Total comprehensive loss and its components are as follows:

	For the Three Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)
Net loss	$(35,682)	$(37,896)

Additions and changes to pension liability	(428)	(352)
Change in cumulative translation adjustment	10,361	22,120

Total comprehensive loss	$(25,749)	$(16,128)

(3) REORGANIZATION ITEMS, NET
     Reorganization items represent amounts the Company continues to incur as a result of the Chapter 11 process, from which the Company emerged as of May 5, 2004, and are presented separately in the Condensed Consolidated Statements of Operations. The following have been incurred:

	For the Three Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)
Professional fees	$398	$830
Other (a)	44	777

Total reorganization items, net	$442	$1,607

Net cash paid for reorganization items during the first quarter of fiscal 2008 and 2007 was $0.4 million and $1.6 million, respectively.

(a)	Other primarily represents costs for the predecessor Company’s D&O (director & officer) insurance coverage.

(4) INTANGIBLE ASSETS
     Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames (not	Tradenames (subject to	Customer
	subject to amortization)	amortization)	relationships	Technology	Total
	(In thousands)
As of June 30, 2007:
Gross Amount	$61,077	$13,892	$115,292	$25,784	$216,045
Accumulated Amortization	—	(3,474)	(15,299)	(4,049)	(22,822)

Net	$61,077	$10,418	$99,993	$21,735	$193,223

As of March 31, 2007:
Gross Amount	$60,056	$13,660	$113,361	$25,354	$212,431
Accumulated Amortization	—	(3,147)	(13,855)	(3,667)	(20,669)

Net	$60,056	$10,513	$99,506	$21,687	$191,762

     Amortization of intangible assets for the first quarter of fiscal 2008 and 2007 was $1.8 million and $1.7 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to average approximately $7 million. Intangible assets have been recorded at the proper legal entity level and are subject to foreign currency fluctuation. The change in the gross amounts shown above, from March 31, 2007 to June 30, 2007, result only from foreign currency translation. No other activity has occurred.
(5) INVENTORIES
Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	June 30, 2007	March 31, 2007
	(In thousands)
Raw materials	$62,845	$53,337
Work-in-process	115,399	89,339
Finished goods	309,416	268,878

	$487,660	$411,554

(6) OTHER ASSETS
Other assets consist of:

	June 30, 2007	March 31, 2007
	(In thousands)
Deposits (a)	$11,272	$15,596
Capitalized software, net	2,847	2,495
Loan to affiliate	2,736	3,702
Other	3,187	2,913

	$20,042	$24,706

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.
(7) DEBT
     At June 30, 2007 and March 31, 2007, short-term borrowings of $14.9 million and $14 million, respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted-average interest rate on short-term borrowings at June 30, 2007 and March 31, 2007 was 5.8% and 5.1%, respectively.
     Total long-term debt consists of:

	June 30, 2007	March 31, 2007
	(In thousands)
Senior Secured Credit Facility	$365,305	$297,263
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11% due in installments through 2015	25,526	23,240

Total	740,831	670,503
Less — current maturities	3,973	3,996

	$736,858	$666,507

Total debt including long-term debt and short-term borrowings at June 30, 2007 and March 31, 2007 was $755.8 million and $684.5 million, respectively.
     On May 15, 2007, the Company entered into a $495 million senior secured credit agreement (“Credit Agreement”). The Credit Agreement consists of a $200 million asset based revolving senior secured credit facility (the “Revolving Loan Facility”) and a $295 million senior secured term loan facility (the “Term Loan”). The proceeds of the Credit Agreement were used to fully pay off the Company’s previous senior secured credit facility. The Company recorded a loss on the early extinguishment of debt of $21.3 million. The weighted average interest rate on the senior secured credit facility at June 30, 2007 and March 31, 2007 was 8.60% and 10.17%, respectively. The Credit Agreement has no financial maintenance covenants.
The Revolving Loan
     Borrowings under the Revolving Loan Facility bear interest at a rate equal to LIBOR plus 1.75%. The applicable spread on the Revolving Loan Facility will be subject to change and may increase or decrease in accordance with a leverage-based pricing grid. The Revolving Loan Facility includes a letter of credit sub-facility of $75 million and an accordion feature that allows the Company to increase the facility size up to $250 million if it can obtain commitments from existing or new lenders for the incremental amount. The Revolving Loan Facility will mature in May 2012, but is prepayable at any time at par.
     Availability under the Revolving Loan Facility is subject to a borrowing base comprised of up to 85% of the Company’s eligible accounts receivable plus 85% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves. Revolving loans made to the Company domestically under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company, and revolving loans made to Exide C.V. under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These guarantee obligations are secured by a lien on substantially all of the assets of such respective Borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, a first priority lien in current assets and a second priority lien in fixed assets.
     The Revolving Loan Facility contains customary terms and conditions, including, without limitation, limitations on liens, indebtedness, implementation of cash dominion and control agreements, and other typical covenants. A springing fixed charge financial covenant of 1.0:1.0 will be triggered if the excess availability under the Revolving Loan Facility falls below $40 million. The Company is also required to pay an unused line fee that varies based on usage of the Revolving Loan Facility.
     The Term Loan
     Borrowings under the Term Loan in U.S. dollars bear interest at a rate equal to LIBOR plus 3.25%, and borrowings under the Term Loan in Euros bear interest at a rate equal to LIBOR plus 3.50%; provided that such rates may decrease by 0.25% after December 31, 2007 if the Company achieves certain corporate credit ratings. The Term Loan will mature in May 2012, but is prepayable at any time at par value, provided that if a change in control or similar event occurs within the first year, the Company must offer to prepay the Term Loan at a price equal to 101% of par.
     The Term Loan will amortize as follows: 0.25% of the initial principal balance of the Term Loan will be due and payable on a quarterly basis commencing in September 2007, with the balance payable at maturity. Mandatory prepayment by the Company may be required under the Term Loan as a result of excess cash flow, asset sales and casualty events, in each case, subject to certain exceptions.
     The portion of the Term Loan made to the Company is guaranteed by substantially all domestic subsidiaries of the Company, and the portion of the Term Loan made to Exide C.V. is guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These obligations are secured by a lien on substantially all of the assets of such respective borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, a first priority lien in fixed assets and a second priority lien in current assets.
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
(8) INTEREST EXPENSE, NET
     Interest income of $0.3 million and $0.3 million is included in Interest expense, net for the three months ended June 30, 2007 and 2006, respectively.
(9) OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consist of:

	For the Three Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)
Net (gain) loss on asset sales / impairments	$(599)	$2,804
Equity income	(183)	(19)
Currency remeasurement (gain) loss	(2,518)	(5,588)
Loss (gain) on revaluation of warrants (a)	265	(813)
Other	(506)	124

	$(3,541)	$(3,492)

(a)	The warrants entitle the holders to purchase up to 6.6 million shares of new common stock at an exercise price of $30.31 per share. The warrants are exercisable through May 5, 2011. In accordance with EITF 00-19 and SFAS 150, the warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.
(10) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit cost are as follows:

	Pension Benefits
	For the Three Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,531	$2,223
Interest cost	8,815	8,275
Expected return on plan assets	(7,267)	(6,149)
Amortization of:
Prior service cost	5	4
Actuarial gain	(369)	(292)

Net periodic benefit cost	$2,715	$4,061

	Other Post-Retirement Benefits
	For the Three Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$47	$42
Interest cost	371	389
Amortization of:
Actuarial loss	18	53

Net periodic benefit cost	$436	$484

     The estimated fiscal 2008 pension plan contributions are approximately $53.1 million and other post-retirement contributions are approximately $2.5 million. Payments aggregating $14.5 million were made during the three months ended June 30, 2007.
     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50 million, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). On June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010. At June 30, 2007 the Company owed approximately $26.5 million relating to these amounts previously waived.
     Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects the cumulative minimum future cash contributions to its U.S. pension plans will total approximately $70 million to $125 million from fiscal 2008 to fiscal 2012, including $35 million in fiscal 2008.
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
(11) COMMITMENTS AND CONTINGENCIES
Claims Reconciliation
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
     Under the Plan, holders of general unsecured claims will receive collectively 2.5 million shares of new common stock and warrants to purchase 6.6 million shares of new common stock at $30.31 per share. Approximately 13.4% of such new common stock and warrants were initially reserved for distribution for disputed claims. The Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of such objections. Predictions regarding the allowance and classification of claims are difficult to make. With respect to environmental claims in particular, it is difficult to assess the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis to believe that it will ultimately be responsible for only its proportional share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs, or other environmental injuries, is highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims, produce little or no proof of fault on which the Company can assess its potential liability. Such claimants often either fail to specify a determinate amount of damages or provide little or no basis for the alleged damages. In some cases, the Company is still seeking additional information needed for a claims assessment and information that is unknown to the Company at the current time may significantly affect the Company’s assessment regarding the adequacy of the reserve amounts in the future.
     As general unsecured claims have been allowed in the bankruptcy court, the Company has distributed approximately one share of common stock of the Company per $383.00 in allowed claim amount and approximately one warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the new common stock and warrants allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock and warrants will be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.
     On July 20, 2007, the Company made its thirteenth distribution of new common stock and warrants for disputed general unsecured claims. Based on information available as of August 3, 2007, approximately 10.5% of new common stock and warrants reserved for this purpose have been distributed. The Company also continues to resolve certain non-objected claims.
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
     On May 31, 2006, the District Court approved a Joint Agreement and Proposed Joint Resolution of Issues Raised in the government’s motion filed on November 18, 2005 regarding the payment of criminal fine. The District Court entered an order consistent with the Joint Agreement and Proposed Joint Resolution, and modified the Company’s schedule to pay the $27.5 million fine through quarterly payments over the next five years, ending in 2011. The court’s order reflects that the Company is not obligated to pay interest on outstanding amounts of unpaid fine if the Company is current on all installment payments, and allows for penalties and interest to be imposed if the Company does not comply with the modified fine payment schedule. The Company’s five-year probation ended in February 2007.
Pre-Petition Litigation Settlements
     The Company previously disclosed in its annual report on Form 10-K for fiscal 2006 tentative settlements with various plaintiffs who alleged personal injury and/or property damage from the release of hazardous materials used in the battery manufacturing process prior to the Company’s filing for Chapter 11 bankruptcy protection. The Company has finalized a settlement of these claims, as well as claims they could have asserted against third parties who may have had claims of indemnification against the Company on a pre-petition or post-petition basis. The claims will be paid in new common stock and warrants to be paid out of the reserve established under the claims reconciliation process discussed above. The terms of the settlement are still subject to approval of appropriate state courts.
Private Party Lawsuits and other Legal Proceedings
     In 2003, the Company served notices to reject certain executory contracts with EnerSys, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of the executory contracts, including the Trademark License. In 2006, the Court granted the Company’s request to reject the contracts, which EnerSys appealed. Unless the appeal is successful, EnerSys will likely lose all rights to use the “Exide” trademark over time and the Company will have greater flexibility in its ability to use that mark for industrial battery products. Because the Bankruptcy Court authorized rejection of the Trademark License, as with other executory contracts at issue, EnerSys will have a pre-petition general unsecured claim relating to the alleged damages arising therefrom. The Company reserves the ability to consider payment in cash of some portion of any settlement or ultimate award on EnerSys’ claim of alleged rejection damages. In

2006, the Bankruptcy Court ordered a two year transition period and denied EnerSys’ motion for a stay. EnerSys has appealed that order.
     In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice. The defendants filed an answer and counterclaim. In, 2002, the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois. In February 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. In November 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. The Bankruptcy Court denied PDH’s motion to reconsider, which PDH then appealed to the United States District Court for the District of Delaware. In an order dated March 22, 2007, the U.S. District Court for the District of Delaware denied PDH’s appeal in its entirety, affirming the Orders of the Bankruptcy Court. PDH has noticed its appeal of this Order to the United States Court of Appeals for the Third Circuit
     In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by Exide under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims Exide was obligated to replace. Exide’s answer contested the amounts claimed by PDH and Exide filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action have been transferred to the U.S. Bankruptcy Court for the District of Delaware and are currently subject to a stay injunction by that court. The Company plans to vigorously defend itself and pursue its counterclaims.
     From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims received 64 employee claims alleging asbestos-related illnesses. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $0.4 million in calendar 2004. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $0.1 million during the same period for the dependents of four such claimants. The Company was not required to indemnify or make any payments subsequent to calendar year 2004. In 2007, CEAC has been adjudged to indemnify the agency for approximately $0.3 million. No payment has yet been made to the agency. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
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
     In October 2005, Murray Capital Management, Inc., filed suit against the Company, certain of its current and former officers and Deutsche Bank Securities, Inc in the U.S. District Court for the Southern District of New York alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, and related state laws, in connection with certain allegedly false and misleading public statements made by the Company and its officers. While Murray’s claims are largely duplicative of those set out in the Aviva and Jarman complaints, Murray also claims that false and misleading statements were made in connection with the Company’s March 2005 issuance of convertible notes and concurrent issuance of senior notes. The complaint does not specify the amount of damages sought in the suit. The Company is indemnifying Deutsche Bank pursuant to the purchase agreement under which the notes were issued. The Court granted the Company’s motion to dismiss the complaint and permitted the plaintiff to file an amended complaint, which it did. Defendants moved to dismiss the amended complaint. The Court subsequently granted Deutsche Bank’s motion to dismiss, but denied the Company’s motion and ordered that discovery proceed in connection with Plaintiff’s claims against the Company and certain of its current and former officers. Discovery is proceeding and is expected to continue throughout the remainder of 2007 and the first half of 2008. No trial date has been set in this matter.
     In August 2006, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey by Marilyn Richardson against certain current and former officers and directors. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between November 2004 and July 2005 which plaintiffs claim were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company. The suit seeks an unspecified amount of damages from the named parties and modifications to the Company’s corporate governance policies. The allegations in the complaint are similar to the Aviva Partners and Jarman shareholder class action suits described above. The individual defendants intend to vigorously defend the suit. Individual defendants have moved to dismiss the shareholder derivative complaint. In addition, the Company, on whose behalf these claims purport to be brought, has moved to dismiss the shareholder derivative complaint on the grounds that the derivative plaintiff did not file the claims in accordance with applicable laws governing the filing of derivative suits.
     In November 2006, the Company received a letter addressed to its directors from a law firm representing investment funds or accounts managed by Stanfield Capital Partners LLC (“Stanfield”). According to the letter, Stanfield holds major positions in the Company’s convertible notes and also holds positions in the Company’s senior notes and its original senior secured credit facility. Such letter stated, among other things, that Stanfield believed the Company was in default under the original senior secured credit facility and the note indentures because the $27.5 million fine described above under “Historical Federal Plea Agreement” constituted a judgment in excess of the judgment amounts permitted under such indentures. The letter also said that Stanfield believed there were breaches of the Company’s disclosure obligations in connection with the March 2005 note issuances relating to the 2001 criminal fine, the status and value of certain product inventories and statements as to likely fiscal 2005 results. The Company has discussed these allegations with Stanfield. The Company believes that all such assertions are without merit.
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
     The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 98 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35 million, as described in more detail below. The EPA has provided summaries of past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.
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
     On September 6, 2005, the U.S. Court of Appeals for the Third Circuit issued an opinion in U.S. v. General Battery/Exide (No. 03-3515) affirming the district court’s holding that the Company is liable, as a matter of federal common law of successor liability, for lead contamination at certain sites in the vicinity of Hamburg, Pennsylvania. This case involves several of the pre-petition environmental claims of the federal government for which the Company, as part of its Chapter 11 proceeding, had established a reserve of common stock and warrants. The amount of the government claims for these sites at the time reserves were established was approximately $14 million. On October 2, 2006, the United States Supreme Court denied review of the appellate decision, leaving Exide subject to a stipulated judgment for approximately $6.5 million, based on the ruling that Exide has successor liability for these EPA cost recovery claims. The judgment will be a general unsecured claim payable in common stock and warrants. Additionally, the EPA has asserted a general unsecured claim for costs related to other Hamburg, Pennsylvania sites. The current amount of the government’s claims for the aforementioned sites (including the stipulated judgment discussed above) is approximately $20 million. A reserve of new common stock and warrants for the estimated value of all claims, including the aforementioned claims, was established as part of the Plan.
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
     As unsecured claims are allowed in the Bankruptcy Court, the Company is required to distribute common stock and warrants to the holders of such claims. To the extent the government is able to prove the Company is responsible for the alleged contamination at the other Hamburg, Pennsylvania properties and substantiate its estimated $35 million of additional clean-up costs discussed above, these claims would ultimately result in an inadequate reserve of new common stock and warrants to the extent not offset by the reconciliation of all other claims for lower amounts than the aggregate reserve. The Company would still retain the right to perform and pay for such cleanup activities, which would preserve the existing reserved new common stock and warrants. Except for the government’s cost recovery claim resolved by the U.S. v. General Battery/Exide case discussed above, it remains the Company’s position that it is not liable for the contamination of this area, and that any liability it may have derives from pre-petition events which would be administered as a general, unsecured claim, and consequently no provisions have been recorded in connection therewith.
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
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of June 30, 2007 and March 31, 2007, the amount of such reserves on the Company’s Condensed Consolidated Balance Sheets were approximately $35.3 million and $34.7 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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

Columbus, Georgia
     The Columbus site is a former secondary lead recycling plant that was mothballed in 1999, which is part of a larger facility that includes an operating lead-acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated at $6 million to $9 million.
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
Guarantees
     At June 30, 2007, the Company had outstanding letters of credit with a face value of $45.3 million and surety bonds with a face value of $4.5 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2007, pursuant to the terms of the agreement, totaled approximately $4.5 million.
     Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2007, bank guarantees with a face value of $19.9 million were outstanding.
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
     A reconciliation of changes in the Company’s sales returns and allowances liability follows (in thousands):

Balance at March 31, 2007	$48,526
Accrual for sales returns and allowances provided during the period	12,529
Settlements made (in cash or credit), and currency translation during the period	(10,967)

Balance at June 30, 2007	$50,088

(12) INCOME TAXES
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2004.
     With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2001. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS 109,” (“FIN 48”) effective April 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a $4.2 million increase in the liability for unrecognized tax benefits and the related liability for interest and penalties. This amount was accounted for entirely as a reduction to the April 1, 2007 balance of accumulated deficit.
     As of April 1, 2007, after implementation of FIN 48, the Company’s unrecognized tax benefits were $66.2 million. The amount, if recognized, that would affect the Company’s effective tax rate is $19.6 million at April 1, 2007.
     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At April 1, 2007, before any tax benefits, the Company had $3.1 million of accrued interest and penalties on unrecognized tax benefits.
     During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. As of June 30, 2007, there were no material changes to the amount of unrecognized tax benefits or the related accrued interest and penalties.
(13) RESTRUCTURING
     During the first quarter of fiscal 2008, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the three months ended June 30, 2007, the Company recognized restructuring charges of $2.1 million, representing $1.1 million for severance and $1 million for related closure costs. These charges resulted from consolidation efforts in the Industrial Energy Europe and Rest of World (“ROW”) segment, headcount reductions in the Transportation Europe and ROW segment, and corporate severance. Approximately 20 positions have been eliminated in connection with fiscal 2008 restructuring activities.
     Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total
		(In thousands)
Balance at March 31, 2007	$1,860	$3,803	$5,663

Restructuring Charges	1,139	993	2,132
Payments and Currency Translation	(1,214)	(1,136)	(2,350)

Balance at June 30, 2007	$1,785	$3,660	$5,445

     Remaining expenditures principally represent (i) severance and related benefits payable per employee agreements and/or regulatory requirements, (ii) lease commitments for certain closed facilities, branches and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms, and (iii) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.
(14) NET LOSS PER SHARE
     Basic net loss per share is computed using the weighted average number of common shares outstanding for the period, while diluted net loss per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating net loss per share.
     Due to a net loss in the three months ended June 30, 2007, 1,492,719 shares of securities issuable in connection with stock option and restricted stock (unvested) plans have been excluded from the diluted loss per share calculation because their effect would be anti-dilutive.
(15) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
(16) SEGMENT INFORMATION
     The Company reports its results for four business segments, Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas and Industrial Energy Europe and ROW. The Company will continue to evaluate its reporting segments pending future organizational changes that may take place. The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
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
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended June 30, 2007
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
				(In thousands)
Net sales	$251,029	$212,709	$65,274	$233,375	$—	$762,387
Gross profit	47,725	22,149	16,111	32,684	—	118,669
Expenses	31,027	25,856	10,106	34,106	52,174	153,269
Income (loss) before reorganization items, income taxes, and minority interest	16,698	(3,707)	6,005	(1,422)	(52,174)	(34,600)

	For the Three Months Ended June 30, 2006
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
				(In thousands)
Net sales	$214,509	$182,753	$72,949	$212,979	—	$683,190
Gross profit	32,934	19,607	17,611	39,527	—	109,679
Expenses	37,746	25,750	10,120	35,892	32,671	142,179
Income (loss) before reorganization items, income taxes, and minority interest	(4,812)	(6,143)	7,491	3,635	(32,671)	(32,500)

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement loss (gain), and loss (gain) on revaluation of warrants. Other also includes loss on early extinguishment of debt for the three months ended June 30, 2007.

(17) SUBSEQUENT EVENT
     On July 6th, 2007, the Upper House of the German Parliament (Bundesrat) passed into law the German Business Tax Reform 2008 bill. The law would reduce the Company’s German subsidiaries’ marginal tax rate from approximately 37% to 28%. In accordance with SFAS No. 109, the effect of this change in tax law will be reflected in the Company’s financial statements for the period ending September 30, 2007 as changes in tax law must be reflected in the period of enactment. The Company estimates this new law will reduce its net deferred tax asset and result in a charge to tax expense related to its German subsidiaries of $17 to $18 million.
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
     Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-Q for risk factors that should be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 11 to the Condensed Consolidated Financial Statements.
Executive Overview
     The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments, Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW, provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
     Transportation markets include original-equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and 42-volt automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (UPS), lift trucks, mining, and other commercial vehicles.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief decision-maker monitors and manages the financial performance of these four business groups.
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 42% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average of the lead prices quoted on the London Metal Exchange (“LME”) have increased almost 100% from $1,100 per metric ton for the three months ended June 30, 2006 to $2,176 for the three months ended June 30, 2007. At August 3, 2007, the quoted price on the LME was $3,389 per metric ton. To the extent that lead prices continue to be volatile, and the Company is unable to pass higher material costs resulting from this volatility on to its customers, its financial performance and liquidity will be adversely impacted.
     Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling plants and diesel fuel for distribution of its products. The Company seeks to recoup these increased energy costs through price increases or surcharges. To the extent the Company is unable to pass on these higher energy costs to its customers, its financial performance will be adversely impacted.
     Competition. The global transportation and industrial energy battery markets are highly competitive. In recent years, competition has continued to intensify and has impacted the Company’s ability to pass along increased prices to keep pace with rising production costs. The effect of this competition has been heightened by excess capacity and fluctuating lead prices as well as low-priced Asian imports impacting our markets.

     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. For the first quarter of fiscal 2008, the exchange rate of the Euro to the U.S. Dollar has increased 7.2% on a weighted average basis to $1.35 compared to $1.26 for the first quarter of fiscal 2007. The British Pound is up 8.7% for the same period. The Euro and British Pound are up 1.3% and 2%, respectively, at June 30, 2007 as compared to March 31, 2007.
     The Company is also exposed, to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales, expenses, assets and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the three months ended June 30, 2007, approximately 59% of the Company’s net sales was generated in Europe and ROW. Further, approximately 71% of the Company’s aggregate accounts receivable and inventory as of June 30, 2007 was held by its European subsidiaries.
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
First Quarter of Fiscal 2008 Highlights and Outlook
     The Company’s reported results continue to be impacted in fiscal 2008 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries and energy costs used in the manufacturing and distribution of the Company’s products.
     In the Americas market, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For the first quarter of fiscal 2008, the average cost of spent batteries increased approximately 28% versus the first quarter of fiscal 2007. Therefore, the higher market price of lead with respect to manufacturing in the Americas continues to impact results. The Company continues to take selective pricing actions and attempts to secure higher captive spent battery return rates to help mitigate these risks.
     In Europe, the Company’s lead requirements are mainly obtained from third-party suppliers. Because of the Company’s exposure to lead market prices in Europe, and based on historical price increases and apparent volatility in lead prices, the Company has implemented several measures to offset higher lead prices, including selective pricing actions, and lead price escalators. In addition, the Company has automatic price escalators with many OEM customers. The Company currently recycles a small portion of its lead requirements in its European facilities.
     The Company expects that these higher lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, selective pricing actions, lead price escalators in certain contracts and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lags the rise in market prices of lead and other commodities. Both price escalators and fuel surcharges are subject to the risk of customer acceptance.
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
(iii) Continued factory and distribution productivity improvements through its established Take Charge! initiative, which is now installed in 12 of its 28 manufacturing locations, including continuing a focused relationship with the principal consultant. This year will see further integration of the Excell initiative.
(iv) The Company will continue to review and rationalize the various brand offerings of product in its markets to gain efficiencies in manufacturing and distribution, and better leverage of its marketing spending.
(v) The Company will gain further product and process efficiencies with implementation of the Global Procurement structure. This initiative focuses on leveraging existing relationships and creating an infrastructure for global search for products and components.
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
     The Company believes that the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007 (the “Annual Report”) affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to the Annual Report for further information.
Results of Operations
Three months ended June 30, 2007 compared with three months ended June 30, 2006
     Net Sales
Net sales were $762.4 million for the first quarter of fiscal 2008 versus $683.2 million in the first quarter of fiscal 2007. Currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in the first quarter of fiscal 2008 by approximately $31.7 million. Excluding the currency translation impact, net sales increased by approximately $47.5 million or 7% primarily as a result of higher Transportation demand worldwide and better overall pricing.

			FAVORABLE (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2007	June 30, 2006	TOTAL	Related	Related
			(In thousands)
Transportation
Americas	$251,029	$214,509	$36,520	$—	$36,520
Europe & ROW	212,709	182,753	29,956	15,097	14,859
Industrial Energy
Americas	65,274	72,949	(7,675)	—	(7,675)
Europe & ROW	233,375	212,979	20,396	16,564	3,832

TOTAL	$762,387	$683,190	$79,197	$31,661	$47,536

     Transportation Americas net sales were $251 million for the first quarter of fiscal 2008 versus $214.5 million for the first quarter of fiscal 2007. Net sales for the first quarter of fiscal 2008 were $36.5 million or 17.0% higher than the first quarter of fiscal 2007 due to an increase in aftermarket volumes and the favorable impact of price increases.
     Transportation Europe and ROW net sales were $212.7 million for the first quarter of fiscal 2008 versus $182.8 million for the first quarter of fiscal 2007. Net sales, before the favorable impact of $15.1 million in foreign currency translation, were higher by $14.9 million or 8.1% mainly due to higher OE volumes and the overall impact of favorable pricing actions in both the OE and aftermarket channels.
     Industrial Energy Americas net sales were $65.3 million for the first quarter of fiscal 2008 versus $72.9 million for the first quarter of fiscal 2007. Net sales were $7.7 million or 10.5% lower due to a sizable motive power build for a particular customer in fiscal 2007 that was not repeated in fiscal 2008 as well as continued softness in the telecom wireless market, offset partially by higher average selling prices.
     Industrial Energy Europe and ROW net sales were $233.4 million for the first quarter of fiscal 2008 versus $213 million for the first quarter of fiscal 2007. Net sales, before a favorable currency translation impact of $16.6 million, increased $3.8 million or 1.8% due to higher average selling prices related to lead and other pricing actions, partially offset by lower volumes in both the motive power and network power markets.
     Gross Profit
     Gross profit was $118.7 million in the first quarter of fiscal 2008 versus $109.7 million in the first quarter of fiscal 2007. Gross margin decreased 0.5% to 15.6% in the first quarter of fiscal 2008 from 16.1% in the first quarter of fiscal 2007. Gross profit in each of the Company’s business segments was negatively impacted by significantly higher lead costs (average LME prices were $2,176 per metric ton in the first quarter of fiscal 2008 versus $1,100 per metric ton in the first quarter of fiscal 2007), and was only partially recovered by higher average selling prices, along with improved production efficiencies. Currency translation favorably impacted gross profit in the first quarter of fiscal 2008 by $3.8 million.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2007		June 30, 2006		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
				(In thousands)
Transportation
Americas	$47,725	19.0%	$32,934	15.4%	$14,791	$—	$14,791
Europe & ROW	22,149	10.4%	19,607	10.7%	2,542	1,531	1,011
Industrial Energy
Americas	16,111	24.7%	17,611	24.1%	(1,500)	—	(1,500)
Europe & ROW	32,684	14.0%	39,527	18.6%	(6,843)	2,227	(9,070)

TOTAL	$118,669	15.6%	$109,679	16.1%	$8,990	$3,758	$5,232

     Transportation Americas gross profit was $47.7 million or 19.0% of net sales in the first quarter of fiscal 2008 versus $32.9 million or 15.4% of net sales in the first quarter of fiscal 2007. This increase is partially due to higher sales volumes in the aftermarket channel combined with higher overall average selling prices. In addition, this segment continued to realize incremental productivity savings from its ongoing Take Charge! initiative.
     Transportation Europe and ROW gross profit was $22.1 million or 10.4% of net sales in the first quarter of fiscal 2008 versus $19.6 million or 10.7% of net sales in the first quarter of fiscal 2007. Currency translation favorably impacted gross profit during the first quarter of fiscal 2008 by approximately $1.5 million. The remaining increase in gross profit was primarily due to the impact of favorable pricing actions, but was substantially offset by higher raw material costs and lower relative sales to the aftermarket channels, which tend to be at higher margins.
     Industrial Energy Americas gross profit was $16.1 million or 24.7% of net sales in the first quarter of fiscal 2008 versus $17.6 million or 24.1% of net sales in the first quarter of fiscal 2007. The decrease in gross profit was primarily due to lower sales volumes, while the increased gross profit percentage was primarily due to higher average selling prices and cost reduction initiatives, partially offset by higher lead costs.
     Industrial Energy Europe and ROW gross profit was $32.7 million or 14.0% of net sales in the first quarter of fiscal 2008 versus $39.5 million or 18.6% of net sales in the first quarter of fiscal 2007. Currency translation favorably impacted Industrial Energy Europe and ROW gross profit in the first quarter of fiscal 2008 by approximately $2.2 million. The overall decrease in gross profit was primarily due to the delayed impact of lead price escalator provisions in contracts with major customers in relation to the rapid increase in lead costs, partially offset by manufacturing cost reductions resulting from installation of Take Charge! initiatives at 3 of the 6 major manufacturing facilities.
     Expenses

     Expenses were $153.3 million in the first quarter of fiscal 2008 versus $142.2 million in the first quarter of fiscal 2007. First quarter fiscal 2008 expenses include a loss on early extinguishment of debt of $21.3 million, the details of which are discussed in Note 7 of the Condensed Consolidated Financial Statements. Foreign currency translation unfavorably impacted expenses by approximately $5.9 million in the first quarter of fiscal 2008. General and administrative expenses decreased by $2.4 million, from $46.0 million in the first quarter of fiscal 2007 to $43.6 million in the first quarter of fiscal 2008. Also, restructuring charges declined $6.8 million, from $8.9 million in the first quarter of fiscal 2007 to $2.1 million in the first quarter of fiscal 2008. Fiscal 2007 restructuring expenses included the financial impact of closing our Shreveport, Louisiana transportation battery plant.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2007	June 30, 2006	TOTAL	Related	Related
			(In thousands)
Transportation
Americas	$31,027	$37,746	$6,719	—	$6,719
Europe & ROW	25,856	25,750	(106)	(1,883)	1,777
Industrial Energy
Americas	10,106	10,120	14	—	14
Europe & ROW	34,106	35,892	1,786	(2,394)	4,180

Unallocated expenses	52,174	32,671	(19,503)	(1,667)	(17,836)

TOTAL	$153,269	$142,179	$(11,090)	$(5,944)	$(5,146)

     Transportation Americas expenses were $31.0 million in the first quarter of fiscal 2008 versus $37.7 million in the first quarter of fiscal 2007. The decrease was primarily due to prior year expenses which included $6 million of restructuring charges and $2.9 million of asset impairments related to the closure of the Shreveport, Louisiana Battery Plant, partially offset by higher selling expenses.
     Transportation Europe and ROW expenses were $25.9 million in the first quarter of fiscal 2008 versus $25.8 million in the first quarter of fiscal 2007. Currency translation unfavorably impacted expenses in the first quarter of fiscal 2008 by approximately $1.9 million. Excluding the impact of foreign exchange, expenses declined by $1.8 million due to the favorable impact of ongoing cost reduction programs and lower restructuring expense.
     Industrial Energy Americas expenses were $10.1 million in the first quarter of fiscal 2008 versus $10.1 million in the first quarter of fiscal 2007. The business continues to manage spending closely to offset the impact of economics in the face of lower year-to-date volumes.
     Industrial Energy Europe and ROW expenses were $34.1 million in the first quarter of fiscal 2008 versus $35.9 million in the first quarter of fiscal 2007. Expenses, before an unfavorable currency translation impact of approximately $2.4 million, decreased by $4.2 million primarily due to a $1.6 million gain on asset sale, lower selling and advertising costs, and the positive impact of cost reduction programs implemented in the second half of fiscal 2007.
     Unallocated expenses were $52.2 million in the first quarter of fiscal 2008 versus $32.7 million in the first quarter of fiscal 2007, and include unallocated corporate costs, interest expense, currency remeasurement loss (gain), and loss (gain) on revaluation of warrants. The increase in unallocated expenses was largely attributable to the $21.3 million loss on early extinguishment of debt in the first quarter of 2008, which is discussed in Note 7 of the Condensed Consolidated Financial Statements. In addition, unallocated expenses were impacted by the following matters:
(i)	interest expense, net decreased $0.9 million principally due to lower interest rates under the Company’s new credit facility;

(ii)	currency translation unfavorably impacted unallocated expenses in the first quarter of fiscal 2008 by approximately $1.7 million;

(iii)
corporate expenses in the first quarter of fiscal 2008 and 2007 were $12.1 million and $16.8 million respectively. The decrease was primarily due to the inclusion in prior year expense of $3.5 million of expenses for professional fees related to the potential sale of the Industrial Europe and ROW business segment which the Company did not pursue further, and lower general and administrative cost resulting from the Company’s continued restructuring efforts.

(iv)	included in Other (income) expense, net in the first quarter of fiscal 2008 and 2007, respectively:
•	foreign currency remeasurement gain of $2.5 million and $5.6 million;

•	loss (gain) on revaluation of warrants of $0.3 million and ($0.8) million.
     Reorganization Items
     Reorganization items represent amounts the Company continues to incur subsequent to its emergence from Chapter 11 filing in May 2004 and are presented separately in the Condensed Consolidated Statements of Operations. Reorganization items for the first quarter of fiscal 2008 and 2007 were $0.4 million and $1.6 million, respectively. These items include professional fees including financial and legal services. See Note 3 to the Condensed Consolidated Financial Statements.
     Income Taxes
     In the first quarter of fiscal 2008, the Company recorded an income tax provision of $0.2 million on pre-tax loss of $35.0 million. In the first quarter of fiscal 2007, the Company recorded an income tax provision of $3.6 million on a pre-tax loss of $34.1 million. The effective tax rate was (0.6%) and (10.5%) in the first quarter of fiscal 2008 and 2007, respectively. The effective tax rate for the first quarter of both periods was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe, New Zealand, and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., the United Kingdom, Italy, Spain, Australia, and France. The effective tax rate for the first quarter of fiscal 2008 and 2007, respectively, was impacted by the recognition of $11.0 million and $28.7 million of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy.
Liquidity and Capital Resources
     As of June 30, 2007, the Company had total liquidity of $139.5 million consisting of cash and cash equivalents of $49.3 million and availability under the Company’s revolving loan facility and other loan facilities of $43.1 million and $47.1 million, respectively. This compared to a total liquidity position of $145.9 million at March 31, 2007 consisting of cash and cash equivalents of $76.2 million and availability under the Revolving Loan Facility and other credit facilities of $59.3 million and $10.4 million, respectively. On August 3, 2007, total liquidity was approximately $157 million, consisting of availability under the Company’s revolving loan facility and other loan facilities of $57 million and $47 million, respectively, and an estimated $53 million in cash and cash equivalents. It should be noted that cash and cash equivalents fluctuate substantially on a daily basis due in part to the timing of account receivable collections, and mid-period balances are subject to the monthly reconciliation process of the Company’s numerous global accounts.
On May 15, 2007, the Company entered into a $495 million senior secured credit agreement (“Credit Agreement”). The Credit Agreement consists of a $200 million asset based revolving senior secured credit facility (the “Revolving Loan Facility”) and a $295 million senior secured term loan facility (the “Term Loan”). The proceeds of the Credit Agreement were used to fully pay off the Company’s previous senior secured credit facility. The Company recorded a loss on the early extinguishment of debt of $21.3 million. The weighted average interest rate on the senior secured credit facility at June 30, 2007 and March 31, 2007 was 8.60% and 10.17%, respectively. The Credit Agreement has no financial maintenance covenants.
The Revolving Loan
     Borrowings under the Revolving Loan Facility bear interest at a rate equal to LIBOR plus 1.75%. The applicable spread on the Revolving Loan Facility will be subject to change and may increase or decrease in accordance with a leverage-based pricing grid. The Revolving Loan Facility includes a letter of credit sub-facility of $75 million and an accordion feature that allows the Company to increase the facility size up to $250 million if it can obtain commitments from existing or new lenders for the incremental amount. The Revolving Loan Facility will mature in May 2012, but is prepayable at any time at par.
     Availability under the Revolving Loan Facility is subject to a borrowing base comprised of up to 85% of the Company’s eligible accounts receivable plus 85% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves. Revolving loans made to the Company domestically under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company, and revolving loans made to Exide C.V. under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These guarantee obligations are secured by a lien on substantially all of the assets of such respective Borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, a first priority lien in current assets and a second priority lien in fixed assets.

     The Revolving Loan Facility contains customary terms and conditions, including, without limitation, limitations on liens, indebtedness, implementation of cash dominion and control agreements, and other typical covenants. A springing fixed charge financial covenant of 1.0:1.0 will be triggered if the excess availability under the Revolving Loan Facility falls below $40 million. The Company is also required to pay an unused line fee that varies based on usage of the Revolving Loan Facility.
The Term Loan
     Borrowings under the Term Loan in U.S. dollars bear interest at a rate equal to LIBOR plus 3.25%, and borrowings under the Term Loan in Euros bear interest at a rate equal to LIBOR plus 3.50%; provided that such rates may decrease by 0.25% after December 31, 2007 if the Company achieves certain corporate credit ratings. The Term Loan will mature in May 2012, but is prepayable at any time at par value, provided that if a change in control or similar event occurs within the first year, the Company must offer to prepay the Term Loan at a price equal to 101% of par.
     The Term Loan will amortize as follows: 0.25% of the initial principal balance of the Term Loan will be due and payable on a quarterly basis commencing in September, 2007, with the balance payable at maturity. Mandatory prepayment by the Company may be required under the Term Loan as a result of excess cash flow, asset sales and casualty events, in each case, subject to certain exceptions.
     The portion of the Term Loan made to the Company is guaranteed by substantially all domestic subsidiaries of the Company, and the portion of the Term Loan made to Exide C.V. is guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These obligations are secured by a lien on substantially all of the assets of such respective borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, a first priority lien in fixed assets and a second priority lien in current assets.
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
     In March 2005, the Company issued $290 million in aggregate principal amount of 10.5% Senior Secured Notes due in 2013. Interest of $15.2 million is payable semi-annually on March 15 and September 15. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The indenture governing the terms of these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets. Under the indenture, proceeds from asset sales (to the extent in excess of a $5 million threshold) must be applied to offer to repurchase notes to the extent such proceeds exceed $20 million in the aggregate and are not applied within 365 days to retire senior secured credit agreement borrowings or the Company’s pension contribution obligations that are secured by a first priority lien on the Company’s assets or to make investments or capital expenditures.
     Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due in 2013, with an aggregate principal amount of $60 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at June 30 and March 31, 2007 was 3.9% and 3.4%, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At June 30, 2007, the Company was in compliance in all material respects with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At June 30, 2007, the Company had outstanding letters of credit with a face value of $45.3 million and surety bonds with a face value of $4.5 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including, but not limited to, environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2007, pursuant to the terms of the agreement, was $4.5 million.
     Risks and uncertainties could cause the Company’s performance to differ from management’s estimates. As discussed under “Factors Which Affect the Company’s Financial Performance – Seasonality and Weather,” the Company’s business is seasonal. During the Company’s first and second fiscal quarters, the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company’s working capital needs. During these quarters, because working capital needs are already high, unexpected costs or increases in costs beyond predicted levels would place a strain on the Company’s liquidity.
Sources Of Cash
     The Company’s liquidity requirements have been met historically and will continue to be met through cash provided by operations, borrowed funds, the proceeds of sales of accounts receivable, and the sale of non-core assets. The Credit Agreement allows the Company to retain the first $60 million from proceeds from the sale of non-core assets.
     The Company generated $3.4 million and $0.01 million in cash from the sale of non-core assets in the first quarter of fiscal 2008 and fiscal 2007, respectively. These sales principally relate to the sale of surplus land and buildings.
     Cash flows provided by financing activities were $38.9 million and $11.2 million in the first quarter of fiscal 2008 and fiscal 2007, respectively. This increase relates primarily to incremental borrowings under the Company’s Credit Agreement, partially offset by costs associated with the extinguishment of the Company’s previous credit facility.
     Total debt at June 30, 2007 was $755.8 million, as compared to $684.5 million at March 31, 2007. See Note 7 to the Condensed Consolidated Financial Statements for the composition of such debt.
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
     The decrease in net cash flow from operations versus the first quarter of fiscal 2007 relates primarily to seasonality related increases in inventory levels as operating units prepare for heavier sales in the third and fourth quarters, partially driven by higher lead prices.
     Restructuring costs of $2.4 million and $10 million were paid during the first quarter of fiscal 2008 and 2007, respectively. The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2008, which include payment of remaining accrued restructuring costs of approximately $5.4 million as of June 30, 2007. The Company’s ability to successfully implement these restructuring strategies on a timely basis may be impacted by its access to sources of liquidity. For further discussion see Note 13 to the Consolidated Financial Statements.
     Capital expenditures were $10.8 million and $8.0 million in the first quarter of fiscal 2008 and 2007, respectively.
     The estimated fiscal 2008 pension plan contributions are approximately $53.1 million and other post-retirement contributions are approximately $2.5 million. Payments aggregating $14.5 million were made during the three months ended June 30, 2007.
     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service (“IRS”) granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50 million, net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). On June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010. At June 30, 2007 the Company owed approximately $26.5 million relating to these amounts previously waived.

     Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects the cumulative minimum future cash contributions to its U.S. pension plans will total approximately $70 million to $125 million from fiscal 2008 to fiscal 2012, including $35 million in fiscal 2008.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $58.5 million and $45.2 million of foreign currency trade accounts receivable as of June 30, 2007 and March 31, 2007, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Changes to the quantitative and qualitative market risks as of June 30, 2007 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for further information.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
     The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this quarterly report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of the Company’s disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (v) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (vi) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (vii) competitiveness of the battery markets in the Americas and Europe, (viii) the substantial management time and financial and other resources needed for the Company’s consolidation and rationalization of acquired entities, (ix) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (x) the Company’s exposure to fluctuations in interest rates on its variable debt, (xi) the Company’s ability to maintain and generate liquidity to meet its operating needs, (xii) general economic conditions, (xiii) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xiv) the Company’s reliance on a single supplier for its polyethylene battery separators, (xv) the Company’s ability to successfully pass along increased material costs to its customers, and (xvi) the loss of one or more of the Company’s major customers for its industrial or transportation products.
The Company cautions each reader of this report to carefully consider those factors hereinabove set forth. Such factors have, in some instances, affected and in the future could affect the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements in this document.
Item 1A. Risk Factors
     The following risk factors, which were disclosed in the Company’s fiscal 2007 Form 10-K, have not materially changed since we filed our fiscal 2007 Form 10-K. See Item 1A to Part I of the Company’s fiscal 2007 Form 10-K for a complete discussion of these risk factors. (in thousands, except per share data)
•	The Company remains subject to a preliminary SEC inquiry.

•	The Company is subject to fluctuations in exchange rates and other risks associated with its non-U.S. operations which could adversely affect the Company’s results of operations.

•	The Company’s liquidity is affected by the seasonality of its business. Warm winters and cool summers adversely affect the Company.

•	Decreased demand in the industries in which the Company operates may adversely affect its business.

•	The loss of the Company’s sole supplier of polyethylene battery separators would have a material adverse effect on the Company’s business.

•	Many of the industries in which the Company operates are cyclical.

•	The Company is subject to pricing pressure from its larger customers.

•	The Company faces increasing competition and pricing pressure from other companies in its industries, and if the Company is unable to compete effectively with these competitors, the Company’s sales and profitability could be adversely affected.

•	If the Company is not able to develop new products or improve upon its existing products on a timely basis, the Company’s business and financial condition could be adversely affected.

•	The Company may be adversely affected by the instability and uncertainty in the world financial markets and the global economy, including the effects of turmoil in the Middle East.

•	The Company may be unable to successfully implement its business strategy, which could adversely affect its results of operations and financial condition.

•	The Company is subject to costly regulation in relation to environmental, health and safety matters, which could adversely affect its business and results of operations.

•	The Environmental Protection Agency (“EPA”) or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

•	The Company may be adversely affected by legal proceedings to which the Company is, or may become, a party.

•	Holders of the Company’s common stock are subject to the risk of dilution of their investment as the result of the issuance of additional shares of common stock and warrants to purchase common stock to holders of pre-petition claims to the extent the reserve of common stock and warrants established to satisfy such claims is insufficient.

•	The Company has experienced significant increases in raw material prices, particularly lead and further charges in the price of raw materials or in energy costs could have a material adverse impact on the Company.

•	The cost of resolving the Company’s pre-petition disputed claims, including legal and other professional fees involved in settling or litigating these matters, could have a material adverse effect on its financial condition, cash flows and results of operations.

•	Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s operations. The Company’s substantial indebtedness could adversely affect its financial condition.

•	Restrictive covenants limit the Company’s ability to operate its business and to pursue its business strategies, and its failure to comply with these covenants could result in an acceleration of its indebtedness. Holders of the Company’s common stock are subject to the risk of dilution of their investment as the result of the issuance of additional shares of common stock and warrants to purchase common stock to holders of pre-petition claims to the extent the reserve of common stock and warrants established to satisfy such claims is insufficient.

•	Holders of the Company’s common stock are subject to the risk of dilution of their investment as the result of the issuance of additional shares of common stock and warrants to purchase common stock to holders of pre-petition claims to the extent the reserve of common stock and warrants established to satisfy such claims is insufficient.

•	The Company’s Ability to Recognize the Benefits of Deferred Tax Assets is Dependent on Future Cash Flows and Taxable Income
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

     On April 20, 2007, the Company issued 12,443 shares of common stock and 31,208 warrants to purchase common stock at a price of $30.31 per share. The shares and warrants were issued pursuant to the Plan of Reorganization under Section 1145 of the U.S. Bankruptcy Code.
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

Date: August 7, 2007