Form 10-Q
period 2007-09-30
EXIDE TECHNOLOGIES
filed 2007-11-08
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
     As of November 2, 2007, 75,269,306 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
NET SALES	$861,942	$680,299	$1,624,329	$1,363,489
COST OF SALES	731,594	574,897	1,375,313	1,148,409

Gross profit	130,348	105,402	249,016	215,080

EXPENSES:
Selling, marketing and advertising	68,299	65,944	136,633	134,450
General and administrative	39,617	36,393	83,266	82,387
Restructuring	2,550	7,039	4,682	15,923
Other (income) expense, net	(10,520)	6,204	(14,061)	2,712
Interest expense, net	21,271	22,641	42,623	44,928
Loss on early extinguishment of debt	—	—	21,342	—

	121,217	138,221	274,485	280,400

Income (loss) before reorganization items, income taxes, and minority interest	9,131	(32,819)	(25,469)	(65,320)
REORGANIZATION ITEMS, NET	769	964	1,211	2,570
INCOME TAX PROVISION	22,696	1,294	22,913	4,872
MINORITY INTEREST	495	32	918	243

Net loss	$(14,829)	$(35,109)	$(50,511)	$(73,005)

NET LOSS PER SHARE

Basic and Diluted	$(0.24)	$(1.16)	$(0.82)	$(2.60)

WEIGHTED AVERAGE SHARES

Basic and Diluted	61,717	30,337	61,492	28,092

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$91,606	$76,211
Receivable from rights offering	41,400	—
Receivables, net of allowance for doubtful accounts of $30,434 and $28,624	692,689	639,115
Inventories	565,237	411,554
Prepaid expenses and other	18,255	20,224
Deferred financing costs, net	4,963	3,411
Deferred income taxes	25,743	19,030

Total current assets	1,439,893	1,169,545

Property, plant and equipment, net	648,702	649,015

Other assets:
Other intangibles, net	198,393	191,762
Investments in affiliates	6,287	5,282
Deferred financing costs, net	19,870	12,908
Deferred income taxes	53,100	67,006
Other	21,288	24,706

Total other assets	298,938	301,664

Total assets	$2,387,533	$2,120,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$19,782	$13,951
Current maturities of long-term debt	8,217	3,996
Accounts payable	427,918	360,278
Accrued expenses	307,434	299,157
Warrants liability	4,105	5,297

Total current liabilities	767,456	682,679
Long-term debt	773,195	666,507
Noncurrent retirement obligations	250,332	263,290
Deferred income tax liability	45,283	41,232
Other noncurrent liabilities	140,145	121,433

Total liabilities	1,976,411	1,775,141

Commitments and contingencies	—	—
Minority interest	16,426	14,560

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 and 100,000 shares authorized, 75,259 and 60,676 shares issued and outstanding	753	607
Additional paid-in capital	1,101,924	1,008,481
Accumulated deficit	(800,232)	(745,534)
Accumulated other comprehensive income	92,251	66,969

Total stockholders’ equity	394,696	330,523

Total liabilities and stockholders’ equity	$2,387,533	$2,120,224

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	September 30, 2007	September 30, 2006
Cash Flows From Operating Activities:
Net loss	$(50,511)	$(73,005)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	50,713	60,464
Unrealized gain on warrants	(1,192)	(739)
Net loss on asset sales / impairments	103	6,972
Deferred income taxes	11,798	239
Provision for doubtful accounts	2,715	4,701
Non-cash stock compensation	2,719	1,164
Reorganization items, net	1,211	2,570
Minority interest	918	243
Amortization of deferred financing costs	2,270	1,659
Loss on early extinguishment of debt	21,342	—
Changes in assets and liabilities —
Receivables	(20,529)	62,225
Inventories	(129,202)	8,875
Prepaid expenses and other	2,629	2,459
Payables	48,847	(30,089)
Accrued expenses	5,401	(24,008)
Noncurrent liabilities	(26,266)	(33,301)
Other, net	(10,242)	(3,943)

Net cash used in operating activities	(87,276)	(13,514)

Cash Flows From Investing Activities:
Capital expenditures	(23,986)	(15,602)
Proceeds from sales of assets	3,658	2,498

Net cash used in investing activities	(20,328)	(13,104)

Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	4,432	(154)
Increase (decrease) in borrowings under Senior Secured Credit Facility	94,387	(26,545)
Increase (decrease) in other debt	3,784	(3,764)
Financing costs and other	(31,649)	(3)
Net proceeds from rights offering and private equity sale	49,528	117,871

Net cash provided by financing activities	120,482	87,405

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,517	940

Net Increase In Cash and Cash Equivalents	15,395	61,727
Cash and Cash Equivalents, Beginning of Period	76,211	32,161

Cash and Cash Equivalents, End of Period	$91,606	$93,888

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period -
Interest	$32,158	$37,503
Income taxes (net of refunds)	8,173	2,926
Supplemental Disclosures of Non-Cash Financing Activities:
Receivable from rights offering	$41,400	$—
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
(2) COMPREHENSIVE INCOME (LOSS)
Total comprehensive income (loss) and its components are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Net loss	$(14,829)	$(35,109)	$(50,511)	$(73,005)

Additions and changes to pension liability	(1,237)	61	(1,665)	(291)
Change in cumulative translation adjustment	16,551	(99)	26,947	22,021

Total comprehensive income (loss)	$485	$(35,147)	$(25,229)	$(51,275)

(3) INTANGIBLE ASSETS
     Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames	Tradenames
	(not subject to	(subject to	Customer
	amortization)	amortization)	relationships	Technology	Total
	(In thousands)
As of September 30, 2007:
Gross Amount	$63,306	$14,399	$119,421	$26,725	$223,851
Accumulated Amortization	—	(3,885)	(17,044)	(4,529)	(25,458)

Net	$63,306	$10,514	$102,377	$22,196	$198,393

As of March 31, 2007:
Gross Amount	$60,056	$13,660	$113,361	$25,354	$212,431
Accumulated Amortization	—	(3,147)	(13,855)	(3,667)	(20,669)

Net	$60,056	$10,513	$99,506	$21,687	$191,762

     Amortization of intangible assets for the first six months of fiscal 2008 and 2007 was $3.6 million and $3.4 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to average approximately $7.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation. The changes in the gross amounts shown above, from March 31, 2007 to September 30, 2007, result only from foreign currency translation. No other activity has occurred.

(4) INVENTORIES
Inventories, valued on the first-in, first-out (“FIFO”) method, consist of:

	September 30, 2007	March 31, 2007
	(In thousands)
Raw materials	$72,790	$53,337
Work-in-process	129,567	89,339
Finished goods	362,880	268,878

	$565,237	$411,554

(5) OTHER ASSETS
Other assets consist of:

	September 30, 2007	March 31, 2007
	(In thousands)
Deposits (a)	$11,856	$15,596
Capitalized software, net	3,388	2,495
Loan to affiliate	2,741	3,702
Other	3,303	2,913

	$21,288	$24,706

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.
(6) DEBT
     At September 30, 2007 and March 31, 2007, short-term borrowings of $19.8 million and $14.0 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted-average interest rate on short-term borrowings at September 30, 2007 and March 31, 2007 was 5.9% and 5.1%, respectively.
     Total long-term debt consists of:

	September 30, 2007	March 31, 2007
	(In thousands)
Senior Secured Credit Facility	$400,058	$297,263
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11% due in installments through 2015	31,354	23,240

Total	781,412	670,503
Less — current maturities	8,217	3,996

Total Long Term Debt	$773,195	$666,507

     Total debt including long-term debt and short-term borrowings at September 30, 2007 and March 31, 2007 was $801.2 million and $684.5 million, respectively.
     On May 15, 2007, the Company entered into a $495.0 million senior secured credit agreement (“Credit Agreement”). The Credit Agreement consists of a $200.0 million asset based revolving senior secured credit facility (the “Revolving Loan Facility”) and a $295.0 million senior secured term loan facility (the “Term Loan”). The proceeds of the Credit Agreement were used to fully pay off the Company’s previous senior secured credit facility. The Company recorded a loss on the early extinguishment of debt of

$21.3 million. The weighted average interest rate on borrowings under the Credit Agreement at September 30, 2007 and March 31, 2007 was 7.7% and 11.1%, respectively. The Credit Agreement has no financial maintenance covenants.
The Revolving Loan
     Borrowings under the Revolving Loan Facility bear interest at a rate equal to LIBOR plus 1.75%. The applicable spread on the Revolving Loan Facility will be subject to change and may increase or decrease in accordance with a leverage-based pricing grid. The Revolving Loan Facility includes a letter of credit sub-facility of $75.0 million and an accordion feature that allows the Company to increase the facility size up to $250.0 million if it can obtain commitments from existing or new lenders for the incremental amount. The Revolving Loan Facility will mature in May 2012, but is prepayable at any time at par.
     Availability under the Revolving Loan Facility is subject to a borrowing base comprised of up to 85.0% of the Company’s eligible accounts receivable plus 85.0% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves. Revolving loans made to the Company domestically under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company, and revolving loans made to Exide C.V. under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These guarantee obligations are secured by a lien on substantially all of the assets of such respective borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, a first priority lien in current assets and a second priority lien in fixed assets.
     The Revolving Loan Facility contains customary terms and conditions, including, without limitation, limitations on liens, indebtedness, implementation of cash dominion and control agreements, and other typical covenants. A springing fixed charge financial covenant of 1.0:1.0 will be triggered if the excess availability under the Revolving Loan Facility falls below $40.0 million. The Company is also required to pay an unused line fee that varies based on usage of the Revolving Loan Facility.
The Term Loan
     Borrowings under the Term Loan in U.S. dollars bear interest at a rate equal to LIBOR plus 3.25%, and borrowings under the Term Loan in Euros bear interest at a rate equal to LIBOR plus 3.5%; provided that such rates may decrease by 0.25% after December 31, 2007 if the Company achieves certain corporate credit ratings. The Term Loan will mature in May 2012, but is prepayable at any time at par value, provided that if a change in control or similar event occurs within the first year, the Company must offer to prepay the Term Loan at a price equal to 101.0% of par.
     The Term Loan will amortize as follows: 0.25% of the initial principal balance of the Term Loan will be due and payable on a quarterly basis, with the balance payable at maturity. Mandatory prepayment by the Company may be required under the Term Loan as a result of excess cash flow, asset sales and casualty events, in each case, subject to certain exceptions.
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
(7) INTEREST EXPENSE, NET
     Interest income of $0.4 million, $0.4 million, $0.7 million, and $0.7 million is included in interest expense, net for the three months and the six months ended September 30, 2007 and 2006, respectively.

(8) OTHER (INCOME) EXPENSE, NET
     Other (income) expense, net consist of:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Net loss on asset sales / impairments	$702	$4,169	$103	$6,972
Equity income	(126)	(331)	(309)	(350)
Currency remeasurement (gain) loss	(9,599)	1,387	(12,117)	(4,202)
(Gain) loss on revaluation of warrants (a)	(1,457)	74	(1,192)	(739)
Other	(40)	905	(546)	1,031

	$(10,520)	$6,204	$(14,061)	$2,712

(a)	The warrants entitle the holders to purchase up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. In accordance with Emerging Issues Task Force abstract (“EITF”) 00-19 and Statement of Financial Accounting Standards (“SFAS”) 150, the warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.
(9) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,091	$2,249	$2,622	$4,472
Interest cost	8,903	8,346	17,718	16,621
Expected return on plan assets	(7,329)	(6,206)	(14,596)	(12,355)
Amortization of:
Prior service cost	5	5	10	10
Actuarial loss	(388)	(300)	(757)	(592)

Net periodic benefit cost	$2,282	$4,094	$4,997	$8,156

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$49	$42	$97	$84
Interest cost	374	390	745	780
Amortization of:
Actuarial loss	18	53	37	106

Net periodic benefit cost	$441	$485	$879	$970

     The estimated fiscal 2008 pension plan contributions are approximately $53.1 million and other post-retirement contributions are approximately $2.5 million. Payments aggregating $30.0 million were made during the six months ended September 30, 2007.
     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. The Company received a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50.0 million, net, under Section 412(d) of the Internal Revenue Code. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010. At September 30, 2007, the Company owed approximately $23.3 million relating to these amounts previously waived.

     Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects the cumulative minimum future cash contributions to its U.S. pension plans will total approximately $70.0 million to $125.0 million from fiscal 2008 to fiscal 2012, including $35.0 million in fiscal 2008.
     The Company expects that cumulative contributions to its non-U.S. pension plans will total approximately $93.2 million from fiscal 2008 to fiscal 2012, including $18.1 million in fiscal 2008. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $13.0 million from fiscal 2008 to fiscal 2012, including $2.5 million in fiscal 2008.
(10) COMMITMENTS AND CONTINGENCIES
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
     Under the Plan, holders of general unsecured claims will receive collectively 2.5 million shares of new common stock and warrants to purchase up to approximately 6.7 million shares of new common stock at $29.84 per share. Approximately 13.4% of such new common stock and warrants were initially reserved for distribution for disputed claims. The Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent new common stock and warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of such objections. Predictions regarding the allowance and classification of claims are difficult to make. With respect to environmental claims in particular, it is difficult to assess the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis to believe that it will ultimately be responsible for only its proportional share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs, or other environmental injuries, is highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims, produce little or no proof of fault on which the Company can assess its potential liability. Such claimants often either fail to specify a determinate amount of damages or provide little or no basis for the alleged damages. In some cases, the Company is still seeking additional information needed for a claims assessment and information that is unknown to the Company at the current time may significantly affect the Company’s assessment regarding the adequacy of the reserve amounts in the future.
     As general unsecured claims have been allowed in the bankruptcy court, the Company has distributed approximately one share of common stock of the Company per $383.00 in allowed claim amount and approximately one warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the new common stock and warrants allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional new common stock and warrants will be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional new common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.
     On October 20, 2007, the Company made its fourteenth distribution of new common stock and warrants for disputed general unsecured claims. Based on information available as of November 2, 2007, approximately 10.8% of new common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
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
     In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17.0 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice. The defendants filed an answer and counterclaim. In 2002 the Court authorized discovery to proceed as to all parties except Exide. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois. In February 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. In November 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. The Bankruptcy Court denied PDH’s motion to reconsider, which PDH then appealed to the United States District Court for the District of Delaware. In an order dated March 22, 2007, the U.S. District Court for the District of Delaware denied PDH’s appeal in its entirety, affirming the Orders of the Bankruptcy Court. PDH has noticed its appeal of this Order to the United States Court of Appeals for the Third Circuit.
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
     In August 2006, a shareholder derivative complaint was filed in the United States District Court for the District of New Jersey by Marilyn Richardson against certain current and former officers and directors. The suit alleges that named parties breached their fiduciary duties to the Company by, among other things, making statements between November 2004 and July 2005 which plaintiffs claim were false and misleading and by allegedly failing to implement adequate internal controls and means of supervision at the Company. On September 13, 2007, the Court granted Exide and the individual defendants’ motions to dismiss, with prejudice, the shareholder derivative complaint.
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
     The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 99 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35.0 million, as described in more detail below. The EPA has provided summaries of past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.
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
     On September 6, 2005, the U.S. Court of Appeals for the Third Circuit issued an opinion in U.S. v. General Battery/Exide (No. 03-3515) affirming the district court’s holding that the Company is liable, as a matter of federal common law of successor liability, for lead contamination at certain sites in the vicinity of Hamburg, Pennsylvania. This case involves several of the pre-petition environmental claims of the federal government for which the Company, as part of its Chapter 11 proceeding, had established a reserve of common stock and warrants. The amount of the government claims for these sites at the time reserves were established was approximately $14.0 million. On October 2, 2006, the United States Supreme Court denied review of the appellate decision, leaving Exide subject to a stipulated judgment for approximately $6.5 million, based on the ruling that Exide has successor liability for these EPA cost recovery claims. The judgment will be a general unsecured claim payable in common stock and warrants. Additionally, the EPA has asserted a general unsecured claim for costs related to other Hamburg, Pennsylvania sites. The current amount of the government’s claims for the aforementioned sites (including the stipulated judgment discussed above) is approximately $20.0 million. A reserve of new common stock and warrants for the estimated value of all claims, including the aforementioned claims, was established as part of the Plan.
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
     The Company is conducting an investigation and risk assessment of lead exposure near its Reading recycling plant from past facility emissions and non-Company sources such as lead paint. This is being performed under a consent order with the EPA. The Company has previously removed soil from properties with the highest soil lead content, and is in discussions with the EPA to resolve differences regarding the need for, and extent of, further actions by the Company. Alternatives have been reviewed and appropriate reserve estimates made. At this time, the Company cannot determine from available information the extent of additional cleanup which will occur, or the amount of any cleanup costs that may finally be incurred.
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of September 30, 2007 and March 31, 2007, the amount of such reserves on the Company’s Condensed Consolidated Balance Sheets was approximately $39.0 million and $34.7 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
Columbus, Georgia
     The Columbus site is a former secondary lead recycling plant that was mothballed in 1999, which is part of a larger facility that includes an operating lead-acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated at $6.0 million to $9.0 million.
Azambuja (SONALUR) Portugal
     The Azambuja (SONALUR) facility is an active secondary lead recycling plant. Materials from past operations present at the site are stored in above-ground concrete containment vessels and in underground storage deposits. The Company finalized the process of obtaining site characterization data to evaluate remediation alternatives agreeable to local authorities. Costs for remediation are currently estimated at $2.0 million.

Guarantees
     At September 30, 2007, the Company had outstanding letters of credit with a face value of $49.1 million and surety bonds with a face value of $3.6 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at September 30, 2007, pursuant to the terms of the agreement, totaled approximately $3.6 million.
     Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2007, bank guarantees with a face value of $18.0 million were outstanding.
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
     A reconciliation of changes in the Company’s sales returns and allowances liability follows (in thousands):

Balance at March 31, 2007	$48,526
Accrual for sales returns and allowances provided during the period	29,359
Settlements made (in cash or credit), and currency translation during the period	(25,410)

Balance at September 30, 2007	$52,475

(11) INCOME TAXES
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
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS 109,” (“FIN 48”) effective April 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a $4.2 million increase in the liability for unrecognized tax benefits and the related liability for interest and penalties. This amount was accounted for entirely as a reduction to the April 1, 2007 balance of accumulated deficit.
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
     During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. As of September 30, 2007, the amount of unrecognized tax benefits increased by $2.7 million, of which $0.4 million related to accrued interest and penalties.
     The income tax provision for the second quarter of fiscal 2008 included a $16.7 million additional provision due to a reduction in the deferred tax assets in Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’ marginal tax rate from approximately 37.0% to approximately 28.0%.

(12) RESTRUCTURING
     During the first six months of fiscal 2008, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the six months ended September 30, 2007, the Company recognized restructuring charges of $4.7 million, representing $2.5 million for severance and $2.2 million for related closure costs. These charges resulted from consolidation efforts in the Industrial Energy Europe and Rest of World (“ROW”) segment, headcount reductions in the Transportation Europe and ROW segment, and corporate severance. Approximately 48 positions have been eliminated in connection with fiscal 2008 restructuring activities.
     Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total
	(In thousands)
Balance at March 31, 2007	$1,860	$3,803	$5,663

Restructuring Charges	2,537	2,145	4,682
Payments and Currency Translation	(2,838)	(2,402)	(5,240)

Balance at September 30, 2007	$1,559	$3,546	$5,105

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
(13) NET LOSS PER SHARE
     Basic net loss per share is computed using the weighted average number of common shares outstanding for the period, while diluted net loss per share is computed assuming conversion of all dilutive securities. Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating net loss per share.
     Due to a net loss for the three months and six month periods ended September 30, 2007, 1,412,761 and 1,218,312 shares of securities issuable in connection with stock option and restricted stock (unvested) plans have been excluded from the diluted loss per share calculation for those periods because their effect would be anti-dilutive. Due to a net loss for the three and six months ended September 30, 2006, 285,412 and 143,486 shares of securities, respectively, have been similarly excluded from the diluted loss per share calculation for those periods. Additionally, 3,696,858 shares of securities issuable in connection with Floating Rate Convertible Senior Subordinated Notes have been excluded from the diluted net loss per share calculation for the three and six months ended September 30, 2007 and 2006 because their effect would also be anti-dilutive.
     As a result of the consummation of the $91.7 million rights offering, the Company issued a total of 14.0 million shares of its common stock. At the expiration of the rights offering, the fair value of the Company’s common stock was greater than the rights offering’s $6.55 per share subscription price. Accordingly, basic and diluted loss per common share have been restated for the three- and six-month periods ended September 30, 2006, to reflect stock dividends of 168,080 and 155,746 shares, respectively, of the Company’s common stock. See Note 14.
(14) RIGHTS OFFERING
     On September 28, 2007, the Company completed a $91.7 million rights offering that it commenced on August 28, 2007 allowing the Company’s stockholders to purchase additional shares of common stock. Each stockholder received one subscription right for each share of common stock it owned on the record date of August 30, 2007. Each subscription right included a basic subscription privilege entitling the stockholder to purchase 0.22851 shares of the common stock at the cash price of $6.55 per full share, subject to adjustment to eliminate fractional shares. Stockholders that fully exercised their basic subscription privileges, were also entitled to exercise an over-subscription privilege to purchase one-half of their pro rata share of the unsubscribed shares of the

Company’s common stock at the same subscription price of $6.55 per full share, subject to adjustment to eliminate fractional shares.
     In connection with the rights offering, the Company entered into a standby purchase agreement with Tontine Capital Partners, L.P. and Legg Mason Investment Trust, Inc. (collectively the “Standby Purchasers”). Subject to certain conditions, the standby purchase agreement obligated the Standby Purchasers to purchase all of the shares purchasable under their basic subscription privileges. The Standby Purchasers agreed not to exercise their over-subscription privileges. Subject to certain conditions, the standby purchase agreement also obligated the Standby Purchasers to purchase from the Company any and all shares of the Company’s common stock issuable upon the deemed exercise by the Standby Purchasers immediately prior to the expiration of the rights offering of any subscription rights that were not exercised by other stockholders prior to the expiration of the rights offering.
     Upon the consummation of the rights offering, the Company issued 14.0 million shares of its common stock. Pursuant to the transactions contemplated by the standby purchase agreement, the Standby Purchasers were deemed to have exercised immediately prior to the expiration of the rights offering those rights related to the shares not purchased by the other shareholders pursuant to their basic or over-subscription privileges. The Company recorded $41.4 million as a receivable from the rights offering on September 30, 2007, which was received on October 5, 2007. The Company incurred approximately $0.7 million of expenses in connection with the rights offering.
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
(16) SEGMENT INFORMATION
     The Company reports its results for four business segments, Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas and Industrial Energy Europe and ROW. The Company is a global producer and recycler of lead-acid batteries, and its four business segments provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications. The Company will continue to evaluate its reporting segments pending future organizational changes that may take place.
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
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended September 30, 2007
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$275,768	$256,571	$72,995	$256,608	$—	$861,942
Gross profit	49,519	32,594	18,707	31,922	(2,394)	130,348
Expenses	32,543	24,938	9,151	34,702	19,883	121,217
Income (loss) before reorganization items, income taxes, and minority interest	16,976	7,656	9,556	(2,780)	(22,277)	9,131

	For the Three Months Ended September 30, 2006
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$227,711	$186,937	$64,972	$200,679	$—	$680,299
Gross profit	36,683	21,395	14,045	33,279	—	105,402
Expenses	30,859	28,587	8,732	34,397	35,646	138,221
Income (loss) before reorganization items, income taxes, and minority interest	5,824	(7,192)	5,313	(1,118)	(35,646)	(32,819)

	For the Six Months Ended September 30, 2007
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$526,797	$469,280	$138,269	$489,983	$—	$1,624,329
Gross profit	97,244	54,743	34,818	64,605	(2,394)	249,016
Expenses	63,570	50,792	19,257	68,808	72,058	274,485
Income (loss) before reorganization items, income taxes, and minority interest	33,674	3,951	15,561	(4,203)	(74,452)	(25,469)

	For the Six Months Ended September 30, 2006
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$442,221	$369,688	$137,921	$413,659	$—	$1,363,489
Gross profit	69,617	41,002	31,656	72,805	—	215,080
Expenses	68,605	54,337	18,852	70,289	68,317	280,400
Income (loss) before reorganization items, income taxes, and minority interest	1,012	(13,335)	12,804	2,516	(68,317)	(65,320)

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement loss (gain), and loss (gain) on revaluation of warrants. Other also includes a $21.3 million loss on early extinguishment of debt and $2.4 million for additional estimated environmental remediation for a previously closed facility recorded in the six months ended September 30, 2007.
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

     Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-Q for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 10 to the Condensed Consolidated Financial Statements.
Executive Overview
     The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments, Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW, provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
     Transportation markets include OE and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and 42-volt automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (UPS), lift trucks, mining, and other commercial vehicles.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 52.0% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average of the lead prices quoted on the London Metal Exchange (“LME”) have increased by almost $1,512 per metric ton or 132.0%, from $1,145 per metric ton for the six months ended September 30, 2006 to $2,657 for the six months ended September 30, 2007. At November 2, 2007, the quoted price on the LME was $3,765 per metric ton. To the extent that lead prices continue to be volatile, and the Company is unable to pass higher material costs resulting from this volatility on to its customers, its financial performance and liquidity will be adversely impacted.
     Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling plants, electricity in its battery recycling plants, and diesel fuel for distribution of its products. The Company seeks to recoup increased energy costs through price increases or surcharges. To the extent the Company is unable to pass on higher energy costs to its customers, its financial performance will be adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. For the first six months of fiscal 2008, the exchange rate of the Euro to the U.S. Dollar has increased 7.9% on average to $1.36 compared to $1.26 for the first six months of fiscal 2007. The British Pound is up 8.0% for the same period. The Euro and British Pound are up 6.7% and 4.0%, respectively, at September 30, 2007 as compared to March 31, 2007.
     The Company is also exposed, to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales, expenses, assets and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the six months ended September 30, 2007, approximately 59.0% of the Company’s net sales were generated in Europe and ROW. Further, approximately 73.1% of the Company’s aggregate accounts receivable and inventory as of September 30, 2007 was held by its European subsidiaries.
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
Second Quarter of Fiscal 2008 Highlights and Outlook
     The Company’s reported results continue to be impacted in fiscal 2008 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries and energy costs used in the manufacturing and distribution of the Company’s products.
     In the Americas market, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For the second quarter of fiscal 2008, the average cost of spent batteries increased approximately 97.0% versus the second quarter of fiscal 2007. Therefore, the higher market price of lead with respect to manufacturing in the Americas continues to impact results. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate these risks.
     In Europe, the Company’s lead requirements are mainly obtained from third-party suppliers. Because of the Company’s exposure to lead market prices in Europe, and based on historical price increases and apparent volatility in lead prices, the Company has implemented several measures to offset higher lead prices, including selective pricing actions, and lead price escalators. In addition, the Company has automatic price escalators with many OEM customers. The Company currently obtains a small portion of its lead requirements from recycling in its European facilities.
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
(iii) Continued factory and distribution productivity improvements through its established Take Charge! initiative, which is now installed in 18 of its 28 manufacturing locations, including continuing a focused relationship with the principal consultant.
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
Results of Operations
Three months ended September 30, 2007 compared with three months ended September 30, 2006
     Net Sales
     Net sales were $861.9 million for the second quarter of fiscal 2008 versus $680.3 million in the second quarter of fiscal 2007. Currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in the second quarter of fiscal 2008 by approximately $40.4 million. Excluding the currency translation impact, net sales increased by approximately $141.2 million, or 20.8% primarily as a result of pricing actions related to the continuing escalation of the cost of lead as well as continued strong unit growth in its Transportation Americas segment.

			FAVORABLE (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	September 30, 2007	September 30, 2006	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$275,768	$227,711	$48,057	$—	$48,057
Europe & ROW	256,571	186,937	69,634	20,382	49,252
Industrial Energy
Americas	72,995	64,972	8,023	—	8,023
Europe & ROW	256,608	200,679	55,929	20,014	35,915

TOTAL	$861,942	$680,299	$181,643	$40,396	$141,247

     Transportation Americas net sales were $275.8 million for the second quarter of fiscal 2008 versus $227.7 million for the second quarter of fiscal 2007. Net sales were $48.0 million or 21.1% higher due to an overall increase in volume, particularly in the aftermarket channel, and the favorable impact of price increases.
     Transportation Europe and ROW net sales were $256.6 million for the second quarter of fiscal 2008 versus $186.9 million for the second quarter of fiscal 2007. Net sales, not including the favorable impact of $20.4 million in foreign currency translation, were higher by $49.2 million or 26.3% mainly due to favorable pricing actions in both the OE and aftermarket channels as well as higher OE volumes.
     Industrial Energy Americas net sales were $73.0 million for the second quarter of fiscal 2008 versus $65.0 million for the second quarter of fiscal 2007. Net sales were $8.0 million or 12.3% higher due to favorable pricing actions in both the motive power and network power markets.
     Industrial Energy Europe and ROW net sales were $256.6 million for the second quarter of fiscal 2008 versus $200.7 million for the second quarter of fiscal 2007. Net sales, excluding a favorable currency translation impact of $20.0 million, increased $35.9 million or 17.9% due to higher average selling prices in both the motive power and network power markets as well as higher motive power volumes, partially offset by softness in the network power market.

     Gross Profit
     Gross profit was $130.3 million in the second quarter of fiscal 2008 versus $105.4 million in the second quarter of fiscal 2007. Gross margin decreased 0.4% to 15.1% from 15.5 % in the second quarter of fiscal 2007. Gross profit in each of the Company’s business segments was impacted by significantly higher lead costs (average LME prices were up 164.0 % to $3,142 per metric ton in the second quarter of fiscal 2008 versus $1,189 per metric ton in the second quarter of fiscal 2007), the effect of which was only partially recovered by higher average selling prices and improved production efficiencies. Currency translation favorably impacted gross profit in the second quarter of fiscal 2008 by $5.1 million.

	For the Three Months Ended		For the Three Months Ended
	September 30, 2007		September 30, 2006		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$49,519	18.0%	$36,683	16.1%	$12,836	$—	$12,836
Europe & ROW	32,594	12.7%	21,395	11.4%	11,199	2,631	8,568
Industrial Energy
Americas	18,707	25.6%	14,045	21.6%	4,662	—	4,662
Europe & ROW	31,922	12.4%	33,279	16.6%	(1,357)	2,508	(3,865)

Unallocated Other	(2,394)	n/a	—	n/a	(2,394)	—	(2,394)

TOTAL	$130,348	15.1%	$105,402	15.5%	$24,946	$5,139	$19,807

     Transportation Americas gross profit was $49.5 million or 18.0% of net sales in the second quarter of fiscal 2008 versus $36.7 million or 16.1% of net sales in the second quarter of fiscal 2007. This increase is due to the overall impact of favorable pricing actions combined with higher sales volumes in the aftermarket channel, partially offset by increased raw material costs, including lead, and an additional $2.1 million provision for environmental remediation. In addition, the ongoing Take Charge! initiative continues to generate productivity savings.
     Transportation Europe and ROW gross profit was $32.6 million or 12.7% of net sales in the second quarter of fiscal 2008 versus $21.4 million or 11.4% of net sales in the second quarter of fiscal 2007. Currency translation favorably impacted gross profit during the second quarter of fiscal 2008 by approximately $2.6 million. The remaining increase in gross profit was primarily due to the impact of favorable pricing actions, partially offset by higher raw material costs, including lead.
     Industrial Energy Americas gross profit was $18.7 million or 25.6% of net sales in the second quarter of fiscal 2008 versus $14.0 million or 21.6% of net sales in the second quarter of fiscal 2007. The increase in gross profit was primarily due to the impact of favorable pricing actions, primarily in the motive power market.
     Industrial Energy Europe and ROW gross profit was $31.9 million or 12.4% of net sales in the second quarter of fiscal 2008 versus $33.3 million or 16.6% of net sales in the second quarter of fiscal 2007. Currency translation favorably impacted gross profit in the second quarter of fiscal 2008 by approximately $2.5 million. The overall decrease in gross profit was primarily due to the delayed impact of lead price escalator provisions in contracts with major customers in relation to the rapid increase in lead costs, partially offset by savings gained in the manufacturing process through the Take Charge! initiative.
     Unallocated other was $2.4 million in the second quarter of fiscal 2008. These costs relate to additional estimated environmental remediation clean-up activities for a former secondary lead recycling plant and production facility. As this site was closed many years ago, the costs have not been allocated to the current business segments.
     Expenses
     Total expenses were $121.2 in the second quarter of fiscal 2008 versus $138.2 million in the second quarter of fiscal 2007, and were impacted by the following items:
•	Selling, marketing, and advertising increased by $2.4 million, to $68.3 million in the second quarter of fiscal 2008 from $65.9 million in the second quarter of fiscal 2007 due primarily to incremental marketing spending designed to attract future growth, combined with increased commissions resulting from the higher net sales and the unfavorable impact of stronger foreign currencies.

•	General and administrative increased by $3.2 million, to $39.6 million in the second quarter of fiscal 2008 from $36.4 million in the second quarter of fiscal 2007. The increase primarily consists of stock compensation expense of $1.4 million and unfavorable foreign currency translation.

•	Restructuring decreased by $4.5 million, to $2.6 million in the second quarter of fiscal 2008 from $7.0 million in the second quarter of fiscal 2007. This change is due to an overall decrease in the level of restructuring activities throughout the Company in fiscal 2008.

•	Other (income) expenses were ($10.5) million in the second quarter of fiscal 2008 versus $6.2 million in the second quarter of fiscal 2007. The increase in other income is primarily due to currency remeasurement gains recognized in the second quarter of fiscal 2008.

•	Interest Expense decreased $1.4 million, to $21.3 million in the second quarter of fiscal 2008 from $22.6 million in the second quarter of fiscal 2007 due primarily to the favorable impact of lower rates on the Company’s new Credit Agreement, offset by higher borrowing required to fund incremental working capital caused by dramatically higher lead costs. See Note 6.

•	Foreign currency translation unfavorably impacted expenses by $5.7 million in the second quarter of fiscal 2008.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	September 30, 2007	September 30, 2006	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$32,543	$30,859	$(1,684)	$—	$(1,684)
Europe & ROW	24,938	28,587	3,649	(2,001)	5,650
Industrial Energy
Americas	9,151	8,732	(419)	—	(419)
Europe & ROW	34,702	34,397	(305)	(2,658)	2,353
Unallocated expenses	19,883	35,646	15,763	(992)	16,755

TOTAL	$121,217	$138,221	$17,004	$(5,651)	$22,655

     Transportation Americas expenses were $32.5 million in the second quarter of fiscal 2008 versus $30.9 million in the second quarter of fiscal 2007. The increase was primarily due to higher selling and marketing expenses, partially offset by the non-recurrence of higher prior year expenses which included a $4.2 million impairment loss on assets related to the closure of the Shreveport, Louisiana battery plant.
     Transportation Europe and ROW expenses were $24.9 million in the second quarter of fiscal 2008 versus $28.6 million in the second quarter of fiscal 2007. Currency translation unfavorably impacted expenses in the second quarter of fiscal 2008 by approximately $2.0 million. Excluding the impact of currency translation, expenses decreased by $5.7 million due to the favorable impact of ongoing cost reduction programs and $3.2 million lower restructuring expense.
     Industrial Energy Americas expenses were essentially flat at $9.2 million in the second quarter of fiscal 2008 versus $8.7 million in the second quarter of fiscal 2007.
     Industrial Energy Europe and ROW expenses were $34.7 million in the second quarter of fiscal 2008 versus $34.4 million in the second quarter of fiscal 2007. Expenses, before an unfavorable currency translation impact of approximately $2.7 million, decreased by $2.4 million primarily due to the continued positive impact of cost reduction programs implemented during the second half of fiscal 2007.
     Unallocated expenses were $19.9 million in the second quarter of fiscal 2008 versus $35.6 million in the second quarter of fiscal 2007:

	For the Three Months Ended		FAVORABLE
	September 30, 2007	September 30, 2006	(UNFAVORABLE)
	(In thousands)
Corporate general and administrative	$9,560	$10,096	$536
Restructuring	96	275	179
Other (income) expense:
Currency remeasurement (gain) loss	(9,686)	1,778	11,464
Gain (loss) on revaluation of warrants	(1,457)	74	1,531
Other	99	782	683
Interest, net	21,271	22,641	1,370

TOTAL	$19,883	$35,646	$15,763

Foreign currency translation unfavorably impacted unallocated expenses by $1.0 million in the second quarter of fiscal 2008.
     Reorganization Items
     Reorganization items represent amounts the Company continues to incur subsequent to its emergence from Chapter 11 filing in May 2004 and are presented separately in the Condensed Consolidated Statements of Operations. Reorganization items for the second quarter of fiscal 2008 and 2007 were $0.8 million and $1.0 million, respectively. These items include professional fees including financial and legal services.
     Income Taxes

	For the Three Months Ended
	September 30, 2007	September 30, 2006
	(In thousands)
Pre-tax income (loss)	$8,362	$(33,815)
Income tax provision	$22,696	$1,294

Effective tax rate	271.4%	(3.8%)
     The income tax provision for the second quarter of fiscal 2008 included a $16.7 million additional provision due to a reduction in the deferred tax assets in Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’ marginal tax rate from approximately 37.0% to approximately 28.0%. The effective tax rate for the second quarter of both periods was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe, New Zealand, and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses primarily in the U.S., the United Kingdom, Italy, Spain, and France. The effective tax rate for the second quarter of fiscal 2008 and 2007, respectively, was impacted by the recognition/(reduction) of ($7.4) million and $44.3 million of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy
Six months ended September 30, 2007 compared with six months ended September 30, 2006
Net Sales
     Net sales were $1.62 billion in the first half of fiscal 2008 versus $1.36 billion in the first half of fiscal 2007. Currency translation favorably impacted net sales in the first half of fiscal 2008 by approximately $72.0 million. Excluding the impact of currency translation, net sales were generally higher due to the impact of favorable pricing actions and an approximate 5.7% increase in unit sales in the Transportation Americas segment.

			FAVORABLE (UNFAVORABLE)
	For the Six Months Ended			Currency	Non-Currency
	September 30, 2007	September 30, 2006	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$526,797	$442,221	$84,576	$—	$84,576
Europe & ROW	469,280	369,688	99,592	35,479	64,113
Industrial Energy
Americas	138,269	137,921	348	—	348
Europe & ROW	489,983	413,659	76,324	36,578	39,746

TOTAL	$1,624,329	$1,363,489	$260,840	$72,057	$188,783

     Transportation Americas net sales were $526.8 million in the first half of fiscal 2008 versus $442.2 million in the first half of fiscal 2007. Net sales were $84.6 million or 19.1% higher due to the favorable impact of pricing actions as well as higher aftermarket volumes.
     Transportation Europe and ROW net sales were $469.3 million in the first half of fiscal 2008 versus $369.7 million in the first half of fiscal 2007. Currency translation favorably impacted the first half of fiscal 2008 by approximately $35.5 million. The remaining increase of $64.1 million or 17.3% was primarily due to the impact of favorable price increases as well as higher OE volumes.
     Industrial Energy Americas net sales in the first half of fiscal 2008 were $138.3 million versus $137.9 million in the first half of fiscal 2007. Net sales were essentially flat due to the favorable impact of price increases, largely offset by a reduction in motive power units relating to a one-time large build for a certain customer in fiscal 2007 that was not repeated in fiscal 2008.
     Industrial Energy Europe and ROW net sales in the first half of fiscal 2008 were $490.0 million versus $413.7 million in the first half of fiscal 2007. Currency translation favorably impacted net sales in the first half of fiscal 2008 by approximately $36.6 million. The remaining increase of $39.7 million or 9.6% was primarily due to the favorable impact of pricing actions and higher volumes in the motive power market, partially offset by the softening of the network power market.
Gross Profit
     Gross profit was $249.0 million, or 15.3% of net sales in the first half of fiscal 2008 versus $215.1 million, or 15.8% of net sales in the first half of fiscal 2007. Currency translation favorably impacted gross profit in the first half of fiscal 2008 by approximately $8.9 million. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were up 132.0% to $2,657 per metric ton in the first half of fiscal 2008 versus $1,145 per metric ton in the first half of fiscal 2007), offset by the favorable impact of pricing actions, along with improved production efficiencies.

	For the Six Months Ended		For the Six Months Ended
	September 30, 2007		September 30, 2006		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$97,244	18.5%	$69,617	15.7%	$27,627	$—	$27,627
Europe & ROW	54,743	11.7%	41,002	11.1%	13,741	4,162	9,579
Industrial Energy
Americas	34,818	25.2%	31,656	23.0%	3,162	—	3,162
Europe & ROW	64,605	13.2%	72,805	17.6%	(8,200)	4,735	(12,935)

Unallocated Other	(2,394)	n/a	—	n/a	(2,394)	—	(2,394)

TOTAL	$249,016	15.3%	$215,080	15.8%	$33,936	$8,897	$25,039

     Transportation Americas gross profit was $97.2 million, or 18.5% of net sales in the first half of fiscal 2008 versus $69.6 million, or 15.7% of net sales in the first half of fiscal 2007. This was primarily due to the effect of favorable pricing actions and higher aftermarket volumes, partially offset by increased raw material costs, including lead, and an additional $2.1 million provision for environmental remediation.

     Transportation Europe and ROW gross profit was $54.7 million, or 11.7% of net sales in the first half of fiscal 2008 versus $41.0 million, or 11.1% of net sales in the first half of fiscal 2007. Currency translation favorably impacted gross profit in the first half of fiscal 2008 by approximately $4.2 million. The remaining increase was primarily due to the favorable effect of pricing actions and higher OE volumes.
     Industrial Energy Americas gross profit was $34.8 million or 25.2% of net sales in the first half of fiscal 2008 versus $31.7 million, or 23.0% of net sales in the first half of fiscal 2007. The increase was due to improved plant performance and the favorable impact of pricing actions, partially offset by lower sales volumes in the network power market.
     Industrial Energy Europe and ROW gross profit was $64.6 million or 13.2% of net sales in the first half of fiscal 2008 versus $72.8 million, or 17.6% of net sales in the first half of fiscal 2007. Currency translation favorably impacted gross profit in the first half of fiscal 2008 by approximately $4.7 million. Excluding currency translation, gross profit was negatively affected by the delayed pricing actions in relation to higher lead costs, partially offset by manufacturing cost reductions resulting from the installation of the Take Charge! initiative at the division’s manufacturing facilities.
     Unallocated other was $2.4 million in the first half of fiscal 2008. These costs relate to additional estimated environmental remediation clean-up activities for a former secondary lead recycling plant and production facility. As this site was closed many years ago, the costs have not been allocated to the current business segments.
Expenses
     Total expenses were $274.5 million in the first half of fiscal 2008 versus $280.4 million in the first half of fiscal 2007, and were primarily impacted by the following items:
•	Selling, marketing, and advertising increased $2.2 million, to $136.6 million in the first half of fiscal 2008 from $134.5 million in the first half of fiscal 2007 due primarily to incremental marketing spending designed to attract future profitable growth, combined with increased commissions resulting from the higher net sales.

•	General and administrative increased $0.9 million, to $83.3 million in the first half of fiscal 2008 from $82.4 million in the first half of fiscal 2007.

•	Restructuring decreased $11.2 million, to $4.7 million in the first half of fiscal 2008 from $15.9 million in the first half of fiscal 2007. This change is due to an overall decrease in the level of restructuring activities throughout the Company in fiscal 2008. In the fiscal 2007 period, the Company closed its Shreveport, Louisiana transportation battery facility and incurred a restructuring charge of $7.0 million related thereto.

•	Other (income) expenses were ($14.1) million in the first half of fiscal 2008 versus $2.7 million in the first half of fiscal 2007. The increase in other income is primarily due to currency remeasurement gains recognized in first half of fiscal 2008.

•	Interest expense decreased $2.3 million, to $42.6 million in the first half of fiscal 2008 from $44.9 million in the first half of fiscal 2007 due primarily to the favorable impact of lower rates on the Company’s new Credit Agreement. See Note 6.

•	Foreign currency translation unfavorably impacted expenses by $11.6 million in the first half of fiscal 2008.

			FAVORABLE / (UNFAVORABLE)
	For the Six Months Ended			Currency	Non-Currency
	September 30, 2007	September 30, 2006	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$63,570	$68,605	$5,035	$—	$5,035
Europe & ROW	50,792	54,337	3,545	(3,884)	7,429
Industrial Energy
Americas	19,257	18,852	(405)	—	(405)
Europe & ROW	68,808	70,289	1,481	(5,052)	6,533

Unallocated expenses	72,058	68,317	(3,741)	(2,659)	(1,082)

TOTAL	$274,485	$280,400	$5,915	$(11,595)	$17,510

     Transportation Americas expenses were $63.6 million in the first half of fiscal 2008 versus $68.6 million in the first half of fiscal 2007. The decrease was primarily due to prior year expenses which included $13.6 million of costs related to the closure of the Shreveport, Louisiana battery plant, partially offset by higher selling and marketing expenses.
     Transportation Europe and ROW expenses were $50.8 million in the first half of fiscal 2008 versus $54.3 million in the first half of fiscal 2007. Currency translation unfavorably impacted expenses in the first half of fiscal 2008 by approximately $3.9 million. Excluding the impact of currency translation, expenses decreased by $7.4 million due to the impact of ongoing cost reduction programs and a $3.8 million reduction in restructuring expenses, as well as lower selling and marketing expenses.
     Industrial Energy Americas expenses were essentially flat at $19.3 million in the first half of fiscal 2008 versus $18.9 million in the first half of fiscal 2007. The increase was primarily due to an adjustment made in the allowance for bad debt.
     Industrial Energy Europe and ROW expenses were $68.8 million in the first half of fiscal 2008 versus $70.3 million in the first half of fiscal 2007. Expenses, before an unfavorable currency translation impact of approximately $5.1 million, decreased by $6.5 million primarily due to lower selling and marketing expenses, $1.5 million gain on asset sale, $1.0 million lower restructuring costs, and the positive impact of cost reduction programs implemented in the second half of fiscal 2007.
     Unallocated expenses were $72.1 million in the first half of fiscal 2008 versus $68.3 million in the first half of fiscal 2007:

	For the Six Months Ended		FAVORABLE
	September 30, 2007	September 30, 2006	(UNFAVORABLE)
	(In thousands)
Corporate general and administrative	$21,668	$27,023	$5,355
Restructuring	96	376	280
Other (income) expense:
Currency remeasurement (gain) loss	(12,591)	(4,745)	7,846
Gain (loss) on revaluation of warrants	(1,192)	(739)	453
Other	112	1,474	1,362
Interest, net	42,623	44,928	2,305
Loss on early extinguishment of debt	21,342	—	(21,342)

TOTAL	$72,058	$68,317	$(3,741)

     The increase in unallocated expenses was primarily due to the $21.3 million loss on early extinguishment of debt (see Note 6), combined with a decrease in corporate general and administrative expenses of $5.3 million, to $21.7 million in the first half of fiscal 2008 from $27.0 million in the first half of fiscal 2007, due primarily to $3.7 million lower depreciation costs and prior year expense of $3.5 million for professional fees related to the potential sale of the Industrial Europe and ROW business segment, which the Company did not pursue further. Foreign currency translation unfavorably impacted unallocated expenses by $2.7 million in the first half of fiscal 2008.
Reorganization items
     Reorganization items include professional fees that the Company continues to incur as a result of its previous Chapter 11 filing in May 2004 and are presented separately in the Condensed Consolidated Statements of Operations. Reorganization items for the first six months of fiscal 2008 and 2007 were $1.2 million and $2.6 million, respectively. These items include professional fees including financial and legal services.
Income Taxes

	For the Six Months Ended
	September 30, 2007	September 30, 2006
	(In thousands)
Pre-tax loss	$26,680	$68,133
Income tax provision	$22,913	$4,872

Effective tax rate	(85.9%)	(7.1%)
     The income tax provision for the first half of fiscal 2008 included a $16.7 million additional provision due to a reduction in the deferred tax assets for Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’

marginal tax rate from approximately 37.0% to approximately 28.0%. The effective tax rate for the first half of fiscal 2008 and fiscal 2007 was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe, New Zealand and Canada. The income generated in these jurisdictions was not, or was not significantly, limited or offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses primarily in the U.S., United Kingdom, France, Spain, and Italy.
Liquidity and Capital Resources
     As of September 30, 2007, the Company had total liquidity of $167.7 million consisting of cash and cash equivalents of $91.6 million and availability under the Company’s Revolving Loan Facility and other loan facilities of $40.1 million and $36.0 million, respectively. This compared to a total liquidity position of $145.9 million at March 31, 2007 consisting of cash and cash equivalents of $76.2 million and availability under the Revolving Loan Facility and other credit facilities of $59.3 million and $10.4 million, respectively.
     On September 28, 2007, the Company completed a $91.7 million rights offering to its stockholders. The Company generated approximately $91.0 million from the rights offering after deducting estimated offering expenses. Of this amount, $41.4 million has been recorded as a receivable from rights offering at September 30, 2007, and was received on October 5, 2007.
     On May 15, 2007, the Company entered into a $495.0 million senior secured credit agreement (“Credit Agreement”). The Credit Agreement consists of a $200.0 million asset based revolving senior secured credit facility (the “Revolving Loan Facility”) and a $295.0 million senior secured term loan facility (the “Term Loan”). The proceeds of the Credit Agreement were used to fully pay off the Company’s previous senior secured credit facility. The Company recorded a loss on the early extinguishment of debt of $21.3 million. The weighted average interest rate on borrowings under the Credit Agreement at September 30, 2007 and March 31, 2007 was 7.7% and 11.1%, respectively. The Credit Agreement has no financial maintenance covenants.
The Revolving Loan
     Borrowings under the Revolving Loan Facility bear interest at a rate equal to LIBOR plus 1.75%. The applicable spread on the Revolving Loan Facility will be subject to change and may increase or decrease in accordance with a leverage-based pricing grid. The Revolving Loan Facility includes a letter of credit sub-facility of $75.0 million and an accordion feature that allows the Company to increase the facility size up to $250.0 million if it can obtain commitments from existing or new lenders for the incremental amount. The Revolving Loan Facility will mature in May 2012, but is prepayable at any time at par.
     Availability under the Revolving Loan Facility is subject to a borrowing base comprised of up to 85.0% of the Company’s eligible accounts receivable plus 85.0% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves. Revolving loans made to the Company domestically under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company, and revolving loans made to Exide C.V. under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These guarantee obligations are secured by a lien on substantially all of the assets of such respective Borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, a first priority lien in current assets and a second priority lien in fixed assets.
     The Revolving Loan Facility contains customary terms and conditions, including, without limitation, limitations on liens, indebtedness, implementation of cash dominion and control agreements, and other typical covenants. A springing fixed charge financial covenant of 1.0:1.0 will be triggered if the excess availability under the Revolving Loan Facility falls below $40.0 million. The Company is also required to pay an unused line fee that varies based on usage of the Revolving Loan Facility.
The Term Loan
     Borrowings under the Term Loan in U.S. dollars bear interest at a rate equal to LIBOR plus 3.25%, and borrowings under the Term Loan in Euros bear interest at a rate equal to LIBOR plus 3.5%; provided that such rates may decrease by 0.25% after December 31, 2007 if the Company achieves certain corporate credit ratings. The Term Loan will mature in May 2012, but is prepayable at any time at par value, provided that if a change in control or similar event occurs within the first year, the Company must offer to prepay the Term Loan at a price equal to 101.0% of par.
     The Term Loan will amortize as follows: 0.25% of the initial principal balance of the Term Loan will be due and payable on a quarterly basis, with the balance payable at maturity. Mandatory prepayment by the Company may be required under the Term Loan as a result of excess cash flow, asset sales and casualty events, in each case, subject to certain exceptions.
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
     In March 2005, the Company issued $290.0 million in aggregate principal amount of 10.5% Senior Secured Notes due in 2013. Interest of $15.2 million is payable semi-annually on March 15 and September 15. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100.0% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In addition, until May 15, 2008, up to 35.0% of the 10.5% Senior Secured Notes are redeemable at the option of the Company, using the net proceeds of one or more qualified equity offerings. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The indenture governing the terms of these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets. Under the indenture, proceeds from asset sales (to the extent in excess of a $5.0 million threshold) must be applied to offer to repurchase notes to the extent such proceeds exceed $20.0 million in the aggregate and are not applied within 365 days to retire senior secured credit agreement borrowings or the Company’s pension contribution obligations that are secured by a first priority lien on the Company’s assets or to make investments or capital expenditures.
     In March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due in 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at September 30, 2007 and March 31, 2007 was 3.9% and 3.4%, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third party tender offers, and in the case of a change in control in which 10.0% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At September 30, 2007, the Company was in compliance in all material respects with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At September 30, 2007, the Company had outstanding letters of credit with a face value of $49.1 million and surety bonds with a face value of $3.6 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including, but not limited to, environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at September 30, 2007, pursuant to the terms of the agreement, was $3.6 million.
     Risks and uncertainties could cause the Company’s performance to differ from management’s estimates. As discussed under “Factors Which Affect the Company’s Financial Performance - Seasonality and Weather,” the Company’s business is seasonal. During the Company’s first and second fiscal quarters, the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company’s working capital needs. During these quarters, because working capital needs are already high, unexpected costs or increases in costs beyond predicted levels would place a strain on the Company’s liquidity.
Sources Of Cash
     The Company’s liquidity requirements have been met historically and will continue to be met through cash provided by operations, borrowed funds, the proceeds from sales of accounts receivable, and the sale of non-core assets. The Credit Agreement allows the Company to retain the first $60.0 million from proceeds from the sale of non-core assets.
     Cash provided by financing activities were $120.5 million and $87.4 million in the first six months of fiscal 2008 and fiscal 2007, respectively. This increase relates primarily to incremental borrowings under the Company’s Credit Agreement. During the current period the Company received proceeds from the rights offering of $49.5 million, net of $41.4 million receivable as compared to the rights offering completed in September 2006 of $117.9 million. The current period included $31.6 million of costs associated with the extinguishment of the Company’s previous credit facility.
     Total debt at September 30, 2007 was $801.2 million, as compared to $684.5 million at March 31, 2007. See Note 6 to the Condensed Consolidated Financial Statements for the composition of such debt.
     The Company generated $3.7 million and $2.5 million from the sale of non-core assets in the first six months of fiscal 2008 and fiscal 2007, respectively. These sales principally relate to the sale of surplus land.
Uses Of Cash
     The Company’s liquidity needs arise primarily from the funding of working capital needs, obligations on indebtedness and capital expenditures. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of June through October.
     The increase in net cash used in operations in the first six months of fiscal 2008 versus the first six months of fiscal 2007 relates primarily to seasonality related increases in inventory levels, impacted by the substantially higher lead costs, as operating units prepare for heavier sales in the third and fourth quarters. This increase is partially offset, however, by an increase in accounts payable.
     Restructuring costs of $5.2 million and $20.0 million were paid during the first six months of fiscal 2008 and 2007, respectively. The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2008, which include payment of remaining accrued restructuring costs of approximately $5.1 million as of September 30, 2007. For further discussion see Note 12 to the Consolidated Financial Statements.
     Capital expenditures were $24.0 million and $15.6 million in the first six months of fiscal 2008 and 2007, respectively.
     The estimated fiscal 2008 pension contributions are approximately $53.1 million and other post-retirement contributions are approximately $2.5 million. Payments aggregating $30.0 million and $44.8 million were made during the six months ended September 30, 2007 and 2006.
     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. The Company received a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50.0 million, net, under Section 412(d) of the Internal Revenue Code. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010. At September 30, 2007 the Company owed approximately $23.3 million relating to these amounts previously waived.
     Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects the cumulative minimum future cash contributions to its U.S. pension plans will total approximately $70.0 million to $125.0 million from fiscal 2008 to fiscal 2012, including $35.0 million in fiscal 2008.
     The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $93.2 million from fiscal 2008 to fiscal 2012, including $18.1 million in fiscal 2008. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $13.0 million from fiscal 2008 to fiscal 2012, including $2.5 million in fiscal 2008.
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

Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $74.7 million and $45.2 million of foreign currency trade accounts receivable as of September 30, 2007 and March 31, 2007, respectively. Changes in the level of receivables sold from period to period are included in the change in accounts receivable within cash flow from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Changes to the quantitative and qualitative market risks as of September 30, 2007 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Also, see the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 for further information.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 10 to the Condensed Consolidated Financial Statements in this document.
Item 1A. Risk Factors
     The risk factors which were disclosed in the Company’s fiscal 2007 Form 10-K have not materially changed since we filed our fiscal 2007 Form 10-K. See Item 1A to Part I of the Company’s fiscal 2007 Form 10-K for a complete discussion of these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 20, 2007,the Company issued 21,141 shares of common stock and 52,922 warrants to purchase common stock at an adjusted price of $29.84. The shares and warrants were issued pursuant to the Plan of Reorganization under Section 1145 of the U.S. Bankruptcy Code. For further discussion of the claims reconciliation process under the Plan of Reorganization, see Note 10 to the Condensed Consolidated Financial Statements.

(d) Maximum
Number (or
Approximate Dollar
			(c) Total Number of	Value) of Shares (or
			Shares (or Units)	Units) that May Yet
	(a) Total Number of	(b) Average Price	Purchased as Part of	Be Purchased Under
	Shares (or Units)	Paid per Share (or	Publicly Announced	the Plans or
Period	Purchased (1)	Unit)	Plans or Programs	Programs
July1 through July 31
August 1 through August 31
September 1 through September 30	8,314	$6.78

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in conjunction with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4.Submission of Matters to a Vote of Security Holders
     The Company’s Annual meeting of Stockholders was held on Tuesday, August 22, 2007, in Alpharetta, Georgia, at which the following matters were submitted to a vote of the shareholders:
(a) Votes regarding the election of directors for a term expiring in 2008, as follows:

Name	Votes For	Votes Withheld
Herbert F. Aspbury	47,673,029	196,845
Michael R. D’Appolonia	46,366,538	1,505,336
David S. Ferguson	46,366,490	1,505,384
Paul W. Jennings	47,671,962	199,912
Joseph V. Lash	47,073,162	198,712
John P. Reilly	46,366,978	1,504,896
Michael P. Ressner	47,584,152	287,722
Gordon A. Ulsh	47,673,626	198,248
Carroll R. Wetzel	47,673,162	196,712
(b) Votes regarding a proposal to amend the Company’s Certificate of Incorporation to increase authorized shares of common stock from 100,000,000 to 200,000,000 and the aggregate number of shares of capital stock from 101,000,000 to 201,000,000:

Vote For	Votes Against	Abstentions
38,966,854	1,893,325	5,186
     (c) Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for Fiscal 2008:

Vote For	Votes Against	Abstentions
46,587,905	76,679	1,207,289
Item 5.Other Information
     None
Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation.

10.1	Standby Purchase Agreement between Exide Technologies and Tontine Capital Partners, L.P. and Legg Mason Investment Trust, Inc., dated August 28, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 28, 2007.

10.2	Amended and Restated 2004 Stock Incentive Plan

31.1	Certification of Gordon A. Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Francis M. Corby, Jr., Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/S/ Francis M. Corby, Jr.

Francis M. Corby, Jr.
Executive Vice President and
Chief Financial Officer

Date: November 8, 2007