Form 10-Q
period 2007-12-31
EXIDE TECHNOLOGIES
filed 2008-02-06
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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
     Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐          Smaller reporting company ☐
     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   ☑ No   ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No   ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     As of February 1, 2008, 75,240,198 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
NET SALES	$1,042,047	$769,743	$2,666,377	$2,133,232
COST OF SALES	876,214	640,038	2,251,527	1,788,447

Gross profit	165,833	129,705	414,850	344,785

EXPENSES:
Selling, marketing and advertising	76,435	67,336	213,068	201,786
General and administrative	43,623	42,263	126,893	124,650
Restructuring	1,652	6,299	6,334	22,222
Other (income) expense, net	(6,446)	3,737	(20,507)	6,448
Interest expense, net	21,697	22,814	64,320	67,742
Loss on early extinguishment of debt	—	—	21,342	—

	136,961	142,449	411,450	422,848

Income (loss) before reorganization items, income taxes, and minority interest	28,872	(12,744)	3,400	(78,063)
REORGANIZATION ITEMS, NET	1,202	1,213	2,412	3,784
INCOME TAX PROVISION (BENEFIT)	7,947	(2,947)	30,859	1,924
MINORITY INTEREST	414	234	1,332	478

Net income (loss)	$19,309	$(11,244)	$(31,203)	$(84,249)

EARNINGS (LOSS) PER SHARE
Basic	$0.26	$(0.18)	$(0.47)	$(2.15)

Diluted	$0.25	$(0.18)	$(0.47)	$(2.15)

WEIGHTED AVERAGE SHARES
Basic	75,088	61,167	66,043	39,157

Diluted	79,655	61,167	66,043	39,157

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	December 31, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$71,172	$76,211
Receivables, net of allowance for doubtful accounts of $34,720 and $28,624	762,477	639,115
Inventories	590,994	411,554
Prepaid expenses and other	19,461	20,224
Deferred financing costs, net	5,017	3,411
Deferred income taxes	27,987	19,030

Total current assets	1,477,108	1,169,545

Property, plant and equipment, net	650,521	649,015

Other assets:
Other intangibles, net	198,920	191,762
Investments in affiliates	6,535	5,282
Deferred financing costs, net	18,725	12,908
Deferred income taxes	52,909	67,006
Other	21,520	24,706

Total other assets	298,609	301,664

Total assets	$2,426,238	$2,120,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$19,681	$13,951
Current maturities of long-term debt	9,482	3,996
Accounts payable	439,365	360,278
Accrued expenses	341,690	299,157
Warrants liability	4,103	5,297

Total current liabilities	814,321	682,679
Long-term debt	737,060	666,507
Noncurrent retirement obligations	246,583	263,290
Deferred income tax liability	49,066	41,232
Other noncurrent liabilities	141,828	121,433

Total liabilities	1,988,858	1,775,141

Commitments and contingencies (Note 10)
Minority interest	17,247	14,560

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 and 100,000 shares authorized, 75,237 and 60,676 shares issued and outstanding	752	607
Additional paid-in capital	1,103,456	1,008,481
Accumulated deficit	(780,923)	(745,534)
Accumulated other comprehensive income	96,848	66,969

Total stockholders’ equity	420,133	330,523

Total liabilities and stockholders’ equity	$2,426,238	$2,120,224

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	December 31, 2007	December 31, 2006
Cash Flows From Operating Activities:
Net loss	$(31,203)	$(84,249)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	75,338	90,152
Unrealized (gain) loss on warrants	(1,194)	585
Net loss on asset sales / impairments	151	16,699
Deferred income taxes	14,257	(879)
Provision for doubtful accounts	6,591	6,749
Non-cash stock compensation	4,091	1,814
Reorganization items, net	2,412	3,784
Minority interest	1,332	478
Amortization of deferred financing costs	3,585	2,535
Loss on early extinguishment of debt	21,342	—
Changes in assets and liabilities —
Receivables	(81,989)	28,573
Inventories	(147,115)	(12,670)
Prepaid expenses and other	1,641	(8,898)
Payables	53,220	(23,863)
Accrued expenses	34,335	3,143
Noncurrent liabilities	(31,574)	(47,679)
Other, net	(19,042)	(11,326)

Net cash used in operating activities	(93,822)	(35,052)

Cash Flows From Investing Activities:
Capital expenditures	(39,285)	(28,978)
Proceeds from sales of assets	3,685	3,385

Net cash used in investing activities	(35,600)	(25,593)

Cash Flows From Financing Activities:
Increase in short-term borrowings	3,419	3,106
Increase (decrease) in borrowings under Senior Secured Credit Facility	50,856	(27,654)
Increase (decrease) in other debt	7,721	(2,441)
Financing costs and other	(31,736)	—
Net proceeds from rights offerings and private equity sale	90,998	117,871

Net cash provided by financing activities	121,258	90,882

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3,125	2,212

Net (Decrease) Increase In Cash and Cash Equivalents	(5,039)	32,449
Cash and Cash Equivalents, Beginning of Period	76,211	32,161

Cash and Cash Equivalents, End of Period	$71,172	$64,610

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period —
Interest	$41,635	$45,709
Income taxes (net of refunds)	$12,763	$6,973
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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
(2) COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) and its components are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(In thousands)
Net income (loss)	$19,309	$(11,244)	$(31,203)	$(84,249)

Additions and changes to pension liability	(1,015)	(578)	(2,680)	(868)
Change in cumulative translation adjustment	5,612	18,166	32,559	40,188

Total comprehensive income (loss)	$23,906	$6,344	$(1,324)	$(44,929)

(3) INTANGIBLE ASSETS
     Intangible assets consist of:

	Trademarks and
	Tradenames (not	Trademarks and
	subject to	Tradenames (subject	Customer
	amortization)	to amortization)	relationships	Technology	Total
	(In thousands)
As of December 31, 2007:
Gross Amount	$64,078	$14,575	$120,872	$27,051	$226,576
Accumulated Amortization	—	(4,221)	(18,516)	(4,919)	(27,656)

Net	$64,078	$10,354	$102,356	$22,132	$198,920

As of March 31, 2007:
Gross Amount	$60,056	$13,660	$113,361	$25,354	$212,431
Accumulated Amortization	—	(3,147)	(13,855)	(3,667)	(20,669)

Net	$60,056	$10,513	$99,506	$21,687	$191,762

     Amortization of intangible assets for the first nine months of fiscal 2008 and 2007 was $5.4 million and $5.7 million, respectively. Excluding the impact of future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to average approximately $7 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation. The changes in the gross amounts shown above, from March 31, 2007 to December 31, 2007, result only from foreign currency translation. No other activity has occurred.

(4) INVENTORIES
Inventories, valued on the first-in, first-out (“FIFO”) method, consist of:

	December 31, 2007	March 31, 2007
	(In thousands)
Raw materials	$74,656	$53,337
Work-in-process	126,782	89,339
Finished goods	389,556	268,878

	$590,994	$411,554

(5) OTHER ASSETS
Other assets consist of:

	December 31, 2007	March 31, 2007
	(In thousands)
Deposits (a)	$11,994	$15,596
Capitalized software, net	3,168	2,495
Loan to affiliate	2,805	3,702
Other	3,553	2,913

	$21,520	$24,706

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.
(6) DEBT
     At December 31, 2007 and March 31, 2007, short-term borrowings of $19.7 million and $14 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted-average interest rate on short-term borrowings at December 31, 2007 and March 31, 2007 was 6.0 % and 5.1%, respectively.
     Total long-term debt consists of:

	December 31, 2007	March 31, 2007
	(In thousands)
Senior Secured Credit Facility	$360,724	$297,263
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11%, due in installments through 2015	35,818	23,240

Total	746,542	670,503
Less — current maturities	9,482	3,996

Total Long-Term Debt	$737,060	$666,507

     Total debt including long-term debt and short-term borrowings at December 31, 2007 and March 31, 2007 was $766.2 million and $684.5 million, respectively.

On May 15, 2007, the Company entered into a $495 million senior secured credit agreement (“Credit Agreement”). The Credit Agreement consists of a $200 million asset based revolving senior secured credit facility (the “Revolving Loan Facility”) and a $295 million senior secured term loan facility (the “Term Loan”). The proceeds of the Credit Agreement were used to fully pay off the Company’s previous senior secured credit facility. The Company recorded a loss on the early extinguishment of debt of $21.3 million. The weighted average interest rate on borrowings under the Credit Agreement at December 31, 2007 and March 31, 2007 was 8.0% and 11.1%, respectively. The Credit Agreement has no financial maintenance covenants.
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
     Availability under the Revolving Loan Facility is subject to a borrowing base comprised of up to 85.0% of the Company’s eligible accounts receivable plus 85.0% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves. Revolving loans made to the Company domestically under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company, and revolving loans made to Exide C.V. under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These guarantee obligations are secured by a lien on substantially all of the assets of such respective borrowers and guarantors, including, subject to certain exceptions in the case of security provided by the domestic subsidiaries, a first priority lien in current assets and a second priority lien in fixed assets.
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
     The portion of the Term Loan made to the Company is guaranteed by substantially all domestic subsidiaries of the Company, and the portion of the Term Loan made to Exide C.V. is guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These obligations are secured by a lien on substantially all of the assets of such respective borrowers and guarantors, including, subject to certain exceptions in the case of security provided by the domestic subsidiaries, a first priority lien in fixed assets and a second priority lien in current assets.
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
(7) INTEREST EXPENSE, NET
     Interest income of $0.5 million, $0.6 million, $1.2 million, and $1.3 million is included in interest expense, net for the three months and the nine months ended December 31, 2007 and 2006, respectively.

(8) OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consist of:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(In thousands)
Net loss on asset sales / impairments	$48	$9,727	$151	$16,699
Equity (income) loss	(246)	129	(554)	(221)
Currency remeasurement gain	(6,113)	(6,365)	(18,230)	(10,567)
(Gain) loss on revaluation of warrants (a)	(3)	1,324	(1,194)	585
Other	(132)	(1,078)	(680)	(48)

	$(6,446)	$3,737	$(20,507)	$6,448

(a)	The warrants entitle the holders to purchase up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. In accordance with Emerging Issues Task Force abstract (“EITF”) 00-19 and Statement of Financial Accounting Standards (“SFAS”) 150, the warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.
(9) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,402	$2,273	$4,024	$6,744
Interest cost	9,169	8,410	26,887	25,031
Expected return on plan assets	(7,578)	(6,256)	(22,174)	(18,611)
Amortization of:
Prior service cost	5	5	15	14
Actuarial gain	(418)	(307)	(1,175)	(898)

Net periodic benefit cost	$2,580	$4,125	$7,577	$12,280

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(In thousands)
Components of net periodic benefit cost:
Service cost	$51	$42	$148	$126
Interest cost	377	390	1,123	1,169
Amortization of:
Actuarial loss	19	53	55	159

Net periodic benefit cost	$447	$485	$1,326	$1,454

     The estimated fiscal 2008 pension plan contributions are approximately $53.1 million and other post-retirement contributions are approximately $2.5 million. Payments aggregating $45.3 million were made during the nine months ended December 31, 2007.
     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. The Company received a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50 million, net, under Section 412(d) of the Internal Revenue Code. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-

year period through 2010. At December 31, 2007, the Company owed approximately $21.2 million relating to these amounts previously waived.
     Based upon the temporary waiver and sensitivity to varying economic scenarios, the Company expects that the cumulative minimum future cash contributions to its U.S. pension plans will total approximately $70 million to $125 million from fiscal 2008 to fiscal 2012, including $35 million in fiscal 2008.
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
     On January 20, 2008, the Company made its fifteenth distribution of new common stock and warrants for disputed general unsecured claims. Based on information available as of February 1, 2008, approximately 10.8 % of new common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.

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
     From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims received 64 employee claims alleging asbestos-related illnesses. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $0.4 million in calendar 2004. In addition, CEAC has been adjudged liable to indemnify the agency for approximately $0.1 million during the same period for the dependents of four such claimants. The Company has not been required to indemnify or make any payments subsequent to calendar year 2004. In 2007, CEAC has been adjudged to indemnify the agency for approximately $0.3 million. No payment has yet been made to the agency. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
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

     In October 2005, Murray Capital Management, Inc., filed suit against the Company, certain of its current and former officers and Deutsche Bank Securities, Inc in the U.S. District Court for the Southern District of New York alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act and SEC Rule 10b-5, and related state laws, in connection with certain allegedly false and misleading public statements made by the Company and its officers. While Murray’s claims are largely duplicative of those set out in the Aviva and Jarman complaints, Murray also claims that false and misleading statements were made in connection with the Company’s March 2005 issuance of convertible notes and concurrent issuance of senior notes. The complaint does not specify the amount of damages sought in the suit. On or about November 7, 2007, the parties reached an agreement to settle all claims in the suit and the complaint was dismissed in its entirety, with prejudice, on November 27, 2007.
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
     The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws at 100 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35 million, as described in more detail below. The EPA has provided summaries of past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.
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
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of December 31, 2007 and March 31, 2007, the amount of such reserves on the Company’s Condensed Consolidated Balance Sheets was approximately $39 million and $34.7 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
Guarantees
     At December 31, 2007, the Company had outstanding letters of credit with a face value of $49.3 million and surety bonds with a face value of $4.5 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at December 31, 2007, pursuant to the terms of the agreement, totaled approximately $4 million.
     Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2007, bank guarantees with a face value of $16.4 million were outstanding.
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
     A reconciliation of changes in the Company’s sales returns and allowances liability follows (in thousands):

Balance at March 31, 2007	$48,526
Accrual for sales returns and allowances provided during the period	46,706
Settlements made (in cash or credit), and currency translation during the period	(40,328)

Balance at December 31, 2007	$54,904

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
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS 109,” (“FIN 48”) effective April 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company recognized a $4.2 million increase in the liability for unrecognized tax benefits and the related liability for interest and penalties. This amount was accounted for entirely as an increase in the April 1, 2007 balance of accumulated deficit.
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
     During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company’s effective tax rate by $3.6 million.
     The income tax provision for the first nine months of fiscal 2008 increased $16.7 million due to a reduction in the deferred tax assets for Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’ marginal tax rate from approximately 37% to approximately 28%. As of December 31, 2007, the amount of unrecognized tax benefits increased by $4.2million, of which $0.5 million related to accrued interest and penalties.
Quarterly, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits. This review is performed on a jurisdiction by jurisdiction basis. Given current earnings trends, the Company is closely evaluating the need to continue to provide a full valuation allowance for its US federal and state future tax benefits.
(12) RESTRUCTURING
     During the first nine months of fiscal 2008, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the nine months ended December 31, 2007, the Company recognized restructuring charges of $6.3 million, representing $2.9 million for severance and $3.4 million for related closure costs. These charges resulted from consolidation efforts in the Industrial Energy Europe and Rest of World (“ROW”) segment, headcount reductions in the Transportation Europe and ROW segment, and corporate severance. Approximately 61 positions have been eliminated in connection with fiscal 2008 restructuring activities.
     Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total
	(In thousands)
Balance at March 31, 2007	$1,860	$3,803	$5,663

Restructuring Charges	2,914	3,420	6,334
Payments and currency translation	(3,249)	(4,157)	(7,406)

Balance at December 31, 2007	$1,525	$3,066	$4,591

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
(13) EARNINGS (LOSS) PER SHARE
     The Company computes basic earnings (loss) per share in accordance with SFAS 128, Earnings Per Share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income , after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic earnings (loss) per share. Basic and diluted earnings (loss) per share for the three and nine months ended December 31, 2007 and 2006 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(In thousands)

Net income (loss)	$19,309	$(11,244)	$(31,203)	$(84,249)
Interest expense on Floating Rate Convertible Senior Subordinated Notes	485	—	—	—

	$19,794	$(11,244)	$(31,203)	$(84,249)

Basic weighted average shares outstanding	75,088	61,167	66,043	39,157

Effect of dilutive securities:
Floating Rate Convertible Senior Subordinated Notes	3,697	—	—	—
Employee stock options	536	—	—	—
Employee restricted stock awards (non-vested)	334	—	—	—

	4,567	—	—	—

Diluted weighted average shares outstanding	79,655	61,167	66,043	39,157

Basic earnings (loss) per share:	$0.26	$(0.18)	$(0.47)	$(2.15)

Diluted earnings (loss) per share:	$0.25	$(0.18)	$(0.47)	$(2.15)

     For the three months ended December 31, 2007, 3,237,040 stock options and 6,725,444 warrants were outstanding. Of these, 2,701,884 stock options and all of the warrants were excluded from the diluted earnings per share calculation because their exercise prices were greater than the market price of the related common stock for the period, and their inclusion would be antidilutive. The dilutive impact of the remaining options was included in the calculation of diluted earnings per share.
     Due to a net loss for the three month period ended December 31, 2006 and for the nine month periods ended December 31, 2007 and 2006, certain potentially dilutive shares associated with convertible debt, employee stock options, restricted stock, restricted stock unit awards, and warrants have been excluded from the diluted loss per share calculation for those periods because their effect would be antidilutive.
     As of December 31, 2006, the total amount of outstanding securities which were excluded from the net loss per share calculation (because of their potential dilutive effect) consisted of 3,584,226 shares associated with convertible debt (assuming conversion), 2,507,098 employee stock options, 1,058,216 restricted stock awards, and 6,621,161 warrants, respectively.
     As a result of the consummation of the $91.7 million rights offering in September 2007, the Company issued a total of 14 million shares of its common stock. At the expiration of the rights offering, the fair value of the Company’s common stock was greater than the rights offering’s $6.55 per share subscription price. Accordingly, basic and diluted loss per share have been restated for the three- and nine-month periods ended December 31, 2006, to reflect stock dividends of 338,041 and 216,401 shares, respectively, of the Company’s common stock. See Note 14.
(14) RIGHTS OFFERING
     On September 28, 2007, the Company issued 14 million shares of its common stock and completed a $91.7 million rights offering that it had commenced on August 28, 2007, allowing the Company’s stockholders to purchase additional shares of common stock. Each stockholder received one subscription right for each share of common stock it owned on the record date of August 30, 2007. Each subscription right included a basic subscription privilege entitling the stockholder to purchase 0.22851 shares of common stock at the cash price of $6.55 per full share, subject to adjustment to eliminate fractional shares. Stockholders that fully exercised their basic subscription privileges were also entitled to exercise an over-subscription privilege to purchase one-half of their pro rata share of the unsubscribed shares of the Company’s common stock at the same subscription price of $6.55 per full share, subject to adjustment to eliminate fractional shares.
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
     In December 2007, the FASB issued SFAS No.160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), Business Combinations. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (the company’s fiscal 2010). The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.
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
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended December 31, 2007
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(in thousands)
Net sales	$289,888	$360,256	$84,175	$307,728		$1,042,047
Gross profit	54,874	47,654	22,801	40,504		165,833
Expenses	32,615	33,660	9,021	36,492	25,173	136,961
Income (loss) before reorganization items, income taxes, and minority interest	22,259	13,994	13,780	4,012	(25,173)	28,872

	For the Three Months Ended December 31, 2006
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(in thousands)
Net sales	$234,329	$236,588	$61,764	$237,062		$769,743
Gross profit	47,015	27,593	13,616	41,481		129,705
Expenses	29,917	35,721	7,856	37,753	31,202	142,449
Income (loss) before reorganization items, income taxes, and minority interest	17,098	(8,128)	5,760	3,728	(31,202)	(12,744)

	For the Nine Months Ended December 31, 2007
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(in thousands)
Net sales	$816,685	$829,536	$222,445	$797,711		$2,666,377
Gross profit	152,118	102,398	57,619	105,109	(2,394)	414,850
Expenses	96,188	84,453	28,278	105,300	97,231	411,450
Income (loss) before reorganization items, income taxes, and minority interest	55,930	17,945	29,341	(191)	(99,625)	3,400

	For the Nine Months Ended December 31, 2006
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(in thousands)
Net sales	$676,550	$606,277	$199,684	$650,721		$2,133,232
Gross profit	116,632	68,595	45,272	114,286		344,785
Expenses	98,523	90,059	26,709	108,041	99,516	422,848
Income (loss) before reorganization items, income taxes, and minority interest	18,109	(21,464)	18,563	6,245	(99,516)	(78,063)

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain, and (gain) loss on revaluation of warrants. In the nine months ended December 31, 2007, Other also includes a $21.3 million loss on early extinguishment of debt and $2.4 million for additional estimated environmental remediation costs for a previously closed facility.

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
     Transportation markets include Original Equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and 42-volt automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (UPS), lift trucks, mining, and other commercial vehicles.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 51% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average of the lead prices quoted on the London Metal Exchange (“LME”) has increased by almost $1,536 per metric ton or 118%, from $1,306 per metric ton for the nine months ended December 31, 2006 to $2,842 for the nine months ended December 31, 2007. At February 1, 2008, the quoted price on the LME was $2,844 per metric ton. To the extent that lead prices continue to be volatile, and the Company is unable to pass higher material costs resulting from this volatility on to its customers, its financial performance and liquidity will be adversely impacted.
     Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling plants, electricity in its battery manufacturing plants, and diesel fuel for distribution of its products. The Company seeks to recoup increased energy costs through price increases or surcharges. To the extent the Company is unable to pass on higher energy costs to its customers, its financial performance will be adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. For the first nine months of fiscal 2008, the exchange rate of the Euro to the U.S. Dollar has increased 9.2% on average to $1.39 compared to $1.27 for the first nine months of fiscal 2007. The British Pound is up 7.7% for the same period. The Euro and British Pound are up 9.3% and 1.0%, respectively, at December 31, 2007 as compared to March 31, 2007.
     The Company is also exposed, to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. dollar can result in variations in the U.S. dollar value of non-U.S. sales, expenses, assets and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the nine months ended December 31, 2007, approximately 61% of the Company’s net sales were generated in Europe and ROW. Further, approximately 73.4% of the Company’s aggregate accounts receivable and inventory as of December 31, 2007 was held by its European subsidiaries.
     Markets. The Company is subject to concentrations of customers and sales in a few geographic locations, and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results.
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
Third Quarter of Fiscal 2008 Highlights and Outlook
     The Company’s reported results continue to be impacted in fiscal 2008 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries and energy costs used in the manufacturing and distribution of the Company’s products. Despite higher lead costs, higher volumes in the Americas segments combined with favorable pricing actions in all markets have contributed to the generation of net income for the third quarter in fiscal 2008.
     In the Americas, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For the third quarter of fiscal 2008, the average cost of spent batteries increased approximately 126.6% versus the third quarter of fiscal 2007. Therefore, the higher market price of lead with respect to manufacturing in the Americas continues to impact results. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate these risks.
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

(iii) Continued factory and distribution productivity improvements through its established Take Charge! initiative, which is now installed in 23 of its 28 manufacturing locations, including continuing a focused relationship with the principal consultant.
(iv) The Company will continue to review and rationalize the various brand offerings of product in its markets to gain efficiencies in manufacturing and distribution, and better leverage its marketing spending.
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
     The Company believes that the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to that document for further information.
Results of Operations
Three months ended December 31, 2007 compared with three months ended December 31, 2006
     Net Sales
     Net sales were $1.04 billion for the third quarter of fiscal 2008 versus $769.7 million in the third quarter of fiscal 2007. Currency translation (primarily the strengthening of the Euro and the British Pound against the U.S. dollar) favorably impacted net sales in the third quarter of fiscal 2008 by approximately $75.3 million. Excluding the currency translation impact, net sales increased by approximately $197.1 million, or 25.6% primarily as a result of pricing actions related to the continuing escalation of the cost of lead as well as continued strong unit volume growth in its Transportation Americas and Industrial Energy Americas segments.

			FAVORABLE (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	December 31, 2007	December 31, 2006	TOTAL	Related	Related
		(in thousands)
Transportation
Americas	$289,888	$234,329	$55,559	—	$55,559
Europe & ROW	360,256	236,588	123,668	40,698	82,970

Industrial Energy
Americas	84,175	61,764	22,411	—	22,411
Europe & ROW	307,728	237,062	70,666	34,555	36,111

TOTAL	$1,042,047	$769,743	$272,304	$75,253	$197,051

     Transportation Americas net sales were $289.9 million for the third quarter of fiscal 2008 versus $234.3 million for the third quarter of fiscal 2007. Net sales were $55.6 million or 23.7% higher due to the favorable impact of price increases, and a 6.0% increase in unit volume, mostly in the aftermarket channel, partially offset by a slight decline in OE volume.
     Transportation Europe and ROW net sales were $360.3 million for the third quarter of fiscal 2008 versus $236.6 million for the third quarter of fiscal 2007. Net sales, excluding the favorable impact of $40.7 million in foreign currency translation, were higher by $83 million or 35.1% primarily due to favorable pricing actions as well as higher OE volumes, partially offset by continued

weaker volumes in the aftermarket channels.
     Industrial Energy Americas net sales were $84.2 million for the third quarter of fiscal 2008 versus $61.8 million for the third quarter of fiscal 2007. Net sales were $22.4 million, an increase of 36.3% due to higher network power volumes and favorable pricing actions in both the motive power and network power markets.
     Industrial Energy Europe and ROW net sales were $307.7 million for the third quarter of fiscal 2008 versus $237.1 million for the third quarter of fiscal 2007. Net sales, excluding a favorable currency translation impact of $34.6 million, increased $36.1 million or 15.2% due to favorable pricing in both the motive power and network power markets, partially offset by lower volumes in the motive power markets.
     Gross Profit
     Gross profit was $165.8 million in the third quarter of fiscal 2008 versus $129.7 million in the third quarter of fiscal 2007. Gross margin decreased 1% to 15.9 % from 16.9 % in the third quarter of fiscal 2007. Gross profit in each of the Company’s business segments was impacted by significantly higher lead costs (average LME prices were up 97% to $3,213 per metric ton in the third quarter of fiscal 2008 versus $1,627 per metric ton in the third quarter of fiscal 2007), the effect of which was only partially recovered by higher average selling prices and improved production efficiencies. Currency translation favorably impacted gross profit in the third quarter of fiscal 2008 by $10 million.

	For the Three Months Ended

	December 31, 2007		December 31, 2006		FAVORABLE (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(in thousands)
Transportation
Americas	$54,874	18.9%	$47,015	20.1%	$7,859	—	$7,859
Europe & ROW	47,654	13.2%	27,593	11.7%	20,061	5,476	14,585
Industrial Energy
Americas	22,801	27.1%	13,616	22.0%	9,185	—	9,185
Europe & ROW	40,504	13.2%	41,481	17.5%	(977)	4,551	(5,528)

TOTAL	$165,833	15.9%	$129,705	16.9%	$36,128	$10,027	$26,101

     Transportation Americas gross profit was $54.9 million or 18.9% of net sales in the third quarter of fiscal 2008 versus $47 million or 20.1% of net sales in the third quarter of fiscal 2007. This increase is due to the impact of higher volumes combined with favorable pricing actions, partially offset by increased raw material costs, including lead, polypropylene, and higher utility costs.
     Transportation Europe and ROW gross profit was $47.7 million or 13.2% of net sales in the third quarter of fiscal 2008 versus $27.6 million or 11.7% of net sales in the third quarter of fiscal 2007. Currency translation favorably impacted gross profit during the third quarter of fiscal 2008 by approximately $5.5 million. The remaining increase in gross profit was primarily due to the impact of favorable pricing actions, partially offset by higher raw material costs, principally lead.
     Industrial Energy Americas gross profit was $22.8 million or 27.1% of net sales in the third quarter of fiscal 2008 versus $13.6 million or 22.0% of net sales in the third quarter of fiscal 2007. The increase in gross profit was primarily due to higher network power volumes and favorable pricing actions in both the motive power and network power markets as well as continued favorable plant productivity, partially offset by higher raw material costs.
     Industrial Energy Europe and ROW gross profit was $40.5 million or 13.2% of net sales in the third quarter of fiscal 2008 versus $41.5 million or 17.5% of net sales in the third quarter of fiscal 2007. Currency translation favorably impacted gross profit in the third quarter of fiscal 2008 by approximately $4.6 million. The overall decrease in gross profit was primarily due to the delayed impact of lead price escalator provisions in contracts with major customers in relation to the rapid increase in lead costs, partially offset by savings gained in the manufacturing process through ongoing implementation of the Take Charge! initiative.
     Expenses
     Total expenses were $137.0 million in the third quarter of fiscal 2008 versus $142.4 million in the third quarter of fiscal 2007, and were impacted by the following items:
•	Selling, marketing, and advertising expenses increased by $9.1 million, to $76.4 million in the third quarter of fiscal 2008 from $67.3 million in the third quarter of fiscal 2007 due primarily to incremental marketing spending designed to attract future growth, combined with increased commissions resulting from higher sales and the unfavorable impact of stronger foreign currencies. The Company also increased its provision for bad debts by approximately $1.8 million in part due to a bankruptcy filing of one of its larger automotive aftermarket accounts in Europe.

•	General and administrative expenses increased by $1.4 million, to $43.6 million in the third quarter of fiscal 2008 from $42.2 million in the third quarter of fiscal 2007. The increase results from currency translation and non-cash stock compensation expenses which increased by $0.7 million to $1.4 million in the third quarter of fiscal 2008.

•	Restructuring expenses decreased by $4.7 million, to $1.6 million in the third quarter of fiscal 2008 from $6.3 million in the third quarter of fiscal 2007. This change is due to an overall decrease in the level of restructuring activities throughout the Company in fiscal 2008.

•	Other (income) expense was ($6.5) million in the third quarter of fiscal 2008 versus $3.7 million in the third quarter of fiscal 2007. The increase is primarily due to the prior year recognition of a loss on asset sales and impairments including a $9.2 million fixed asset impairment charge related to a former manufacturing facility held for sale.

•	Interest Expense decreased $1.1 million, to $21.7 million in the third quarter of fiscal 2008 from $22.8 million in the third quarter of fiscal 2007 primarily due to the favorable impact of lower interest rates under the Company’s new Credit Agreement, offset by higher borrowing required to fund incremental working capital caused by significantly higher lead costs. See Note 6 to the Condensed Financial Statements.

•	Foreign currency translation unfavorably impacted expenses by $9.5 million in the third quarter of fiscal 2008.

			FAVORABLE (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	December 31, 2007	December 31, 2006	TOTAL	Related	Related
	(in thousands)
Transportation
Americas	$32,615	$29,917	$(2,698)	—	$(2,698)
Europe & ROW	33,660	35,721	2,061	(3,819)	5,880
Industrial Energy
Americas	9,021	7,856	(1,165)	—	(1,165)
Europe & ROW	36,492	37,753	1,261	(4,038)	5,299

Unallocated expenses	25,173	31,202	6,029	(1,626)	7,655

TOTAL	$136,961	$142,449	$5,488	$(9,483)	$14,971

     Transportation Americas expenses were $32.6 million in the third quarter of fiscal 2008 versus $29.9 million in the third quarter of fiscal 2007. The increase was primarily due to higher selling and marketing expenses, partially offset by $0.6 million lower restructuring expenses.
     Transportation Europe and ROW expenses were $33.7 million in the third quarter of fiscal 2008 versus $35.7 million in the third quarter of fiscal 2007. Currency translation unfavorably impacted expenses in the third quarter of fiscal 2008 by approximately $3.8 million. Excluding the impact of currency translation, expenses decreased by $5.9 million due to the impact on prior year expenses of the above referenced $9.2 million fixed asset impairment charge, partially offset by higher marketing spending and a bad debt charge of $1.8 million.
     Industrial Energy Americas expenses were $9 million in the third quarter of fiscal 2008 versus $7.9 million in the third quarter of fiscal 2007. The increase was primarily due to increased selling expenses related to higher sales volumes.
     Industrial Energy Europe and ROW expenses were $36.5 million in the third quarter of fiscal 2008 versus $37.8 million in the third quarter of fiscal 2007. Expenses, excluding an unfavorable currency translation impact of approximately $4 million, decreased by $5.3 million due to the positive impact of cost reduction programs implemented in the second half of fiscal 2007 combined with a $2.9 million decrease in restructuring costs, resulting from an overall decrease in the level of restructuring activities in fiscal 2008.
     Unallocated corporate expenses were $25.2 million in the third quarter of fiscal 2008 versus $31.2 million in the third quarter of fiscal 2007:

	For the Three Months Ended		FAVORABLE
	December 31, 2007	December 31, 2006	(UNFAVORABLE)
	(In thousands)

Corporate general and administrative	$10,015	$12,804	$2,789
Restructuring	3	(52)	(55)
Other (income) expense:
Currency remeasurement gain	(6,474)	(6,351)	123
(Gain) loss on revaluation of warrants	(3)	1,324	1,327
Other	(65)	663	728
Interest, net	21,697	22,814	1,117

TOTAL	$25,173	$31,202	$6,029

The decrease in corporate general and administrative expenses was primarily due to lower depreciation expense of $2.2 million. Foreign currency translation unfavorably impacted unallocated expenses by $1.6 million in the third quarter of fiscal 2008.
     Reorganization Items
     Reorganization items represent amounts the Company continues to incur subsequent to its emergence from Chapter 11 filing in May 2004 and are presented separately in the Condensed Consolidated Statements of Operations. Reorganization items for the third quarter of fiscal 2008 were essentially flat at $1.2 million compared to the third quarter of fiscal 2007. These items include professional fees including legal services.
     Income Taxes

	For the Three Months Ended
	December 31, 2007	December 31, 2006
	(In thousands)

Pre-tax income (loss)	$27,669	$(13,957)
Income tax provision (benefit)	$7,947	$(2,947)

Effective tax rate	28.7%	21.1%
     The effective tax rate for the third quarter of both periods was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe, New Zealand, and Canada, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses primarily in the United Kingdom, Italy, Spain, and France. The effective tax rate for the third quarter of fiscal 2008 and 2007, respectively, was impacted by the recognition of $0.4 million and $25.5 million of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy. In addition, the effective tax rate for the third quarter of fiscal 2007 was impacted by a settlement between Exide’s Dutch subsidiary and Dutch tax authorities, reducing by $4.4 million previously paid taxes to the Netherlands.
     Quarterly, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence, both positive and negative, is considered to determine whether a valuation allowance should be established against these future tax benefits. This review is performed on a jurisdiction by jurisdiction basis. Given current earnings trends, the Company is closely evaluating the need to continue to provide a full valuation allowance for its US federal and state future tax benefits.
Nine months ended December 31, 2007 compared with nine months ended December 31, 2006
Net Sales
     Net sales were $2.67 billion in the first nine months of fiscal 2008 versus $2.13 billion in the first nine months of fiscal 2007. Currency translation favorably impacted net sales in the first nine months of fiscal 2008 by approximately $147.3 million. Excluding the impact of currency translation, net sales generally increased due to the impact of favorable pricing actions and an approximate 6% increase in unit sales in the Transportation Americas segment.

			FAVORABLE (UNFAVORABLE)
	For the Nine Months Ended			Currency	Non-Currency
	December 31, 2007	December 31, 2006	TOTAL	Related	Related
	(in thousands)
Transportation
Americas	$816,685	$676,550	$140,135	—	$140,135
Europe & ROW	829,536	606,277	223,259	76,177	147,082

Industrial Energy
Americas	222,445	199,684	22,761	—	22,761
Europe & ROW	797,711	650,721	146,990	71,134	75,856

TOTAL	$2,666,377	$2,133,232	$533,145	$147,311	$385,834

     Transportation Americas net sales were $816.7 million in the first nine months of fiscal 2008 versus $676.6 million in the first nine months of fiscal 2007. Net sales were $140.1 million or 20.7% higher due to the favorable impact of pricing actions as well as a 6% increase in unit volumes.
     Transportation Europe and ROW net sales were $829.5 million in the first nine months of fiscal 2008 versus $606.3 million in the first nine months of fiscal 2007. Currency translation favorably impacted the first nine months of fiscal 2008 by approximately $76.2 million. The remaining increase of $147.1 million or 24.3% was primarily due to the impact of favorable pricing actions, partially offset by a decrease of 6.9% in overall unit sales.
     Industrial Energy Americas net sales in the first nine months of fiscal 2008 were $222.4 million versus $199.7 million in the first nine months of fiscal 2007. Net sales increased 11.4% due to favorable pricing actions implemented in both the network power and motive power markets.
     Industrial Energy Europe and ROW net sales in the first nine months of fiscal 2008 were $797.7 million versus $650.7 million in the first nine months of fiscal 2007. Currency translation favorably impacted net sales in the first nine months of fiscal 2008 by approximately $71.1 million. The remaining increase of $75.9 million or 11.7% was primarily due to favorable pricing actions implemented in both the network power and motive power markets, partially offset by reduced volumes in the motive power market.
Gross Profit
     Gross profit was $414.9 million, or 15.6% of net sales in the first nine months of fiscal 2008 versus $344.8 million, or 16.2% of net sales in the first nine months of fiscal 2007. Currency translation favorably impacted gross profit in the first nine months of fiscal 2008 by approximately $18.9 million. Gross profit in each of the Company’s business segments was negatively impacted by higher lead costs (average LME prices were up 118% to $2,842 per metric ton in the first nine months of fiscal 2008 versus $1,306 per metric ton in the first nine months of fiscal 2007), offset by the favorable impact of pricing actions, and improved production efficiencies.

	For the Nine Months Ended		For the Nine Months Ended
	December 31, 2007		December 31, 2006		FAVORABLE (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(in thousands)
Transportation
Americas	$152,118	18.6%	$116,632	17.2%	$35,486	—	$35,486
Europe & ROW	102,398	12.3%	68,595	11.3%	33,803	9,638	24,165
Industrial Energy
Americas	57,619	25.9%	45,272	22.7%	12,347	—	12,347
Europe & ROW	105,109	13.2%	114,286	17.6%	(9,177)	9,286	(18,463)

Unallocated Other	(2,394)		—		(2,394)	—	(2,394)

TOTAL	$414,850	15.6%	$344,785	16.2%	$70,065	$18,924	$51,141

     Transportation Americas gross profit was $152.1 million or 18.6 % of net sales in the first nine months of fiscal 2008 versus

$116.6 million, or 17.2% of net sales in the first nine months of fiscal 2007. This increase was primarily due to the effect of favorable pricing actions and higher aftermarket volumes, partially offset by higher raw material costs, including lead, and an additional $2.1 million provision for environmental remediation costs, which was recorded in the second quarter of fiscal 2008.
     Transportation Europe and ROW gross profit was $102.4 million, or 12.3% of net sales in the first nine months of fiscal 2008 versus $68.6 million, or 11.3% of net sales in the first nine months of fiscal 2007. Currency translation favorably impacted gross profit in the first nine months of fiscal 2008 by approximately $9.6 million. The remaining increase was primarily due to the favorable effect of pricing actions and higher OE volumes, partially offset by lower volumes in the aftermarket channels.
     Industrial Energy Americas gross profit was $57.6 million or 25.9% of net sales in the first nine months of fiscal 2008 versus $45.3 million, or 22.7% of net sales in the first nine months of fiscal 2007. The increase was due to favorable pricing actions in both the network power and motive power markets, as well as increased unit volumes in the network power market and ongoing cost reduction initiatives, partially offset by higher commodity costs.
     Industrial Energy Europe and ROW gross profit was $105.1 million or 13.2% of net sales in the first nine months of fiscal 2008 versus $114.3 million, or 17.6% of net sales in the first nine months of fiscal 2007. Currency translation favorably impacted gross profit in the first nine months of fiscal 2008 by approximately $9.3 million. Excluding currency translation, gross profit declined by $18.5 million due to the delayed pricing actions in relation to higher lead costs, partially offset by manufacturing cost reductions resulting from the installation of the Take Charge! Initiative at the division’s manufacturing facilities.
     Unallocated other was $2.4 million in the first nine months of fiscal 2008. These costs relate to additional estimated environmental remediation costs for a previously closed facility. As this site was closed many years ago, the costs have not been allocated to the current business segments.
Expenses
     Total expenses were $411.4 million in the first nine months of fiscal 2008 versus $422.8 million in the first nine months of fiscal 2007, and were primarily impacted by the following items:
•	Selling, marketing, and advertising increased $11.3 million, to $213.1 million in the first nine months of fiscal 2008 from $201.8 million in the first nine months of fiscal 2007 due primarily to incremental marketing spending designed to attract future growth, combined with increased commissions resulting from higher sales, and the unfavorable impact of stronger foreign currencies.

•	General and administrative increased $2.2 million, to $126.9 million in the first nine months of fiscal 2008 from $124.7 million in the first nine months of fiscal 2007. The increase primarily consists of non-cash stock compensation expenses which increased by $2.3 million to $4.1 million in the first nine months of fiscal 2008 from $1.8 million in the first nine months of fiscal 2007. Costs were also negatively impacted by weaker U.S. dollar.

•	Restructuring decreased $15.9 million, to $6.3 million in the first nine months of fiscal 2008 from $22.2 million in the first nine months of fiscal 2007. This change is due to an overall decrease in the level of restructuring activities throughout the Company in fiscal 2008. In the fiscal 2007 period, the Company closed its Transportation battery plant in Shreveport, Louisiana, and Wellington, New Zealand. In addition, in the fiscal 2007 period, the Company announced and executed a sizable reduction in force in its United Kingdom Industrial Energy business.

•	Other (income) expense was ($20.5) million in the first nine months of fiscal 2008 versus $6.5 million in the first nine months of fiscal 2007. The favorability in other (income) expenses is primarily due to prior year asset impairments of $9.2 million related to a former manufacturing facility held for sale, and $7.1 million related to the closure of the Shreveport, Louisiana facility. Currency remeasurement gains also contributed an additional $7.7 million of favorability to the first nine months of fiscal 2008.

•	Interest expense decreased $3.4 million, to $64.3 million in the first nine months of fiscal 2008 from $67.7 million in the first nine months of fiscal 2007 due primarily to the favorable impact of lower interest rates on the Company’s new Credit Agreement. See Note 6 to the Condensed Consolidated Financial Statements.

•	Foreign currency translation unfavorably impacted expenses by $21.1 million in the first nine months of fiscal 2008.

			FAVORABLE (UNFAVORABLE)
	For the Nine Months Ended			Currency	Non-Currency
	December 31, 2007	December 31, 2006	TOTAL	Related	Related
	(in thousands)
Transportation
Americas	$96,188	$98,523	$2,335	—	$2,335
Europe & ROW	84,453	90,059	5,606	(7,703)	13,309
Industrial Energy
Americas	28,278	26,709	(1,569)	—	(1,569)
Europe & ROW	105,300	108,041	2,741	(9,090)	11,831

Unallocated expenses	97,231	99,516	2,285	(4,285)	6,570

TOTAL	$411,450	$422,848	$11,398	$(21,078)	$32,476

     Transportation Americas expenses were $96.2 million in the first nine months of fiscal 2008 versus $98.5 million in the first nine months of fiscal 2007. The decrease was primarily due to prior year expenses which included $6.4 million higher restructuring charges and $7.1 million of fixed asset impairment related to the closure of the Shreveport, Louisiana battery plant, partially offset by higher selling and marketing expenses in the fiscal 2008 period.
     Transportation Europe and ROW expenses were $84.5 million in the first nine months of fiscal 2008 versus $90.1 million in the first nine months of fiscal 2007. Currency translation unfavorably impacted expenses in the first nine months of fiscal 2008 by approximately $7.7 million. Excluding the impact of currency translation, expenses decreased by $13.3 million due, in part, to a prior year $9.2 million fixed assets impairment charge.
     Industrial Energy Americas expenses were $28.3 million in the first nine months of fiscal 2008 versus $26.7 million in the first nine months of fiscal 2007. The increase was primarily due to higher selling expenses related to higher sales volumes.
     Industrial Energy Europe and ROW expenses were $105.3 million in the first nine months of fiscal 2008 versus $108 million in the first nine months of fiscal 2007. Expenses, excluding an unfavorable currency translation impact of approximately $9.1 million, decreased by $11.8 million primarily due to a reduction in discretionary spending versus fiscal 2007, a $1.4 million gain on asset sales, and $3.8 million lower restructuring costs.
     Unallocated expenses were $97.2 million in the first nine months of fiscal 2008 versus $99.5 million in the first nine months of fiscal 2007:

	For the Nine Months Ended		FAVORABLE
	December 31, 2007	December 31, 2006	(UNFAVORABLE)
	(In thousands)

Corporate general and administrative	$31,683	$39,968	$8,285
Restructuring	99	324	225
Other (income) expense:
Currency remeasurement gain	(19,065)	(11,096)	7,969
(Gain) loss on revaluation of warrants	(1,194)	585	1,779
Other	45	1,993	1,948
Interest, net	64,320	67,742	3,422
Loss on early extinguishment of debt	21,343	—	(21,343)

TOTAL	$97,231	$99,516	$2,285

     The decrease in corporate general and administrative costs included $5.8 million lower depreciation costs and prior year expense included $3.5 million for professional fees related to the withdrawn potential sale of the Industrial Europe business. The reduction in unallocated expense was also due to $8 million higher currency remeasurement gains recognized in the first nine months of fiscal 2008. These reductions were largely offset, however, by the $21.3 million loss on early extinguishment of debt (see Note 6).

Foreign currency translation unfavorably impacted unallocated expenses by $4.3 million in the first nine months of fiscal 2008.
Reorganization items
     Reorganization items for the first nine months of fiscal 2008 and 2007 were $2.4 million and $3.8 million, respectively. The decrease was due to lower professional fees incurred.
Income Taxes

	For the Nine Months Ended
	December 31, 2007	December 31, 2006
	(In thousands)

Pre-tax income (loss)	$989	$(81,847)
Income tax provision	$30,860	$1,924

Effective tax rate	3,119.4%	-2.4%
     The income tax provision for the first nine months of fiscal 2008 increased $16.7 million due to a reduction in the deferred tax assets for Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’ marginal tax rate from approximately 37% to approximately 28%. The effective tax rate for the first nine months of fiscal 2008 and fiscal 2007 was impacted by the generation of income in tax-paying jurisdictions, principally certain countries in Europe, New Zealand and Canada. The income generated in these jurisdictions was not, or was not significantly, limited or offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses primarily in United Kingdom, France, Spain, and Italy. In addition, the effective tax rate for the first nine months of fiscal 2007 was impacted by a settlement between Exide’s Dutch subsidiary and Dutch tax authorities, reducing by $4.4 million previously paid taxes to the Netherlands.
Liquidity and Capital Resources
     As of December 31, 2007, the Company had total liquidity of $151.7 million consisting of cash and cash equivalents of $71.2 million and availability under the Company’s Revolving Loan Facility and other loan facilities of $79.1 million and $1.4 million, respectively. This compared to a total liquidity position of $145.9 million at March 31, 2007 consisting of cash and cash equivalents of $76.2 million and availability under the Revolving Loan Facility and other credit facilities of $59.3 million and $10.4 million, respectively.
     On September 28, 2007, the Company issued 14 million shares of common stock and completed a $91.7 million rights offering to its stockholders. The Company generated approximately $91million in proceeds from the rights offering after deducting offering expenses.
     On May 15, 2007, the Company entered into a $495 million senior secured credit agreement (“Credit Agreement”). The Credit Agreement consists of a $200 million asset based revolving senior secured credit facility (the “Revolving Loan Facility”) and a $295 million senior secured term loan facility (the “Term Loan”). The proceeds of the Credit Agreement were used to fully pay off the Company’s previous senior secured credit facility. The Company recorded a loss on the early extinguishment of debt of $21.3 million. The weighted average interest rate on borrowings under the Credit Agreement at December 31, 2007 and March 31, 2007 was 8.0% and 11.1%, respectively. The Credit Agreement has no financial maintenance covenants.
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
     Availability under the Revolving Loan Facility is subject to a borrowing base comprised of up to 85.0% of the Company’s eligible accounts receivable plus 85.0% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves. Revolving loans made to the Company domestically under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company, and revolving loans made to Exide C.V. under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These guarantee obligations are secured by a lien on substantially all of the assets of such respective Borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, first priority lien in current assets and a second priority lien in fixed assets.
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
The Term Loan
     Borrowings under the Term Loan in U.S. dollars bear interest at a rate equal to LIBOR plus 3.25%, and borrowings under the Term Loan in Euros bear interest at a rate equal to LIBOR plus 3.5% (provided that such rates may decrease by 0.25% after December 31, 2007 if the Company achieves certain corporate credit ratings). The Term Loan will mature in May 2012, but is prepayable at any time at par value, provided that if a change in control or similar event occurs within the first year, the Company must offer to prepay the Term Loan at a price equal to 101.0% of par.
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
     In March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due in 2013, with an aggregate principal amount of $60 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at December 31, 2007 and March 31, 2007 was 3.2% and 3.9%, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third party tender offers, and in the case of a change in control in which 10.0% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At December 31, 2007, the Company was in compliance in all material respects with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At December 31, 2007, the Company had outstanding letters of credit with a face value of $49.3 million and surety bonds with a face value of $4.5 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including, but not limited to, environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at December 31, 2007, pursuant to the terms of the agreement, was $4 million.
     Risks and uncertainties could cause the Company’s performance to differ from management’s estimates. As discussed under “Factors Which Affect the Company’s Financial Performance — Seasonality and Weather,” the Company’s business is seasonal. During the Company’s first and second fiscal quarters, the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company’s working capital needs. During these quarters, because working capital needs are already high, unexpected costs or increases in costs beyond predicted levels would place a strain on the Company’s liquidity.
Sources Of Cash
     The Company’s liquidity requirements have been met historically and will continue to be met through cash provided by operations, borrowed funds, proceeds from sales of accounts receivable, and the sale of non-core assets. The Credit Agreement allows the Company to retain the first $60 million from proceeds from the sale of non-core assets.
     Cash provided by financing activities were $121.3 million and $90.9 million in the first nine months of fiscal 2008 and fiscal 2007, respectively. This increase relates primarily to incremental borrowings under the Company’s Credit Agreement. During the current period the Company received approximately $91 million in net proceeds from the Company’s rights offering as compared to $117.9 million generated from the rights offering and additional equity sale in the first nine months of fiscal 2007. The current period also included $31.7 million of costs associated with the Company’s Credit Agreement and the extinguishment of the Company’s previous credit facility.
     Total debt at December 31, 2007 was $766.2 million, as compared to $684.5 million at March 31, 2007. See Note 6 to the Condensed Consolidated Financial Statements for the composition of such debt.
     The Company generated $3.7 million and $3.4 million from the sale of non-core assets in the first nine months of fiscal 2008 and fiscal 2007, respectively. These sales principally relate to the sale of surplus land.
Uses Of Cash
     The Company’s liquidity needs arise primarily from the funding of working capital needs, funding of underfunded pension plans, and obligations on indebtedness and capital expenditures. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of June through October.
     The increase in net cash used in operations in the first nine months of fiscal 2008 versus the first nine months of fiscal 2007 relates primarily to seasonality related increases in inventory levels, and the impact of substantially higher lead costs to working capital.
     Restructuring costs of $7.4 million and $26.6 million were paid during the first nine months of fiscal 2008 and 2007, respectively. The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during the remainder of fiscal 2008, which include payment of remaining accrued restructuring costs of approximately $4.6 million as of December 31, 2007. For further discussion see Note 12 to the Condensed Consolidated Financial Statements.
     Capital expenditures were $39.3 million and $29 million in the first nine months of fiscal 2008 and 2007, respectively.
     The estimated fiscal 2008 pension contributions are approximately $53.1 million and other post-retirement contributions are approximately $2.5 million. Payments aggregating $45.3 million and $51.0 million were made during the nine months ended December 31, 2007 and 2006.
     Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. The Company received a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50 million, net, under Section 412(d) of the Internal Revenue Code. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010. At December 31, 2007 the Company owed approximately $21.2 million relating to these amounts previously waived.

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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $95.3 million and $45.2 million of foreign currency trade accounts receivable as of December 31, 2007 and March 31, 2007, respectively. Changes in the level of receivables sold from period to period are included in the change in accounts receivable within cash flow from operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     Changes to the quantitative and qualitative market risks as of December 31, 2007 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007 for further information.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d- 15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 22, 2007,the Company issued 2408 shares of common stock and 6032 warrants to purchase common stock at an adjusted price of $29.84. The shares and warrants were issued pursuant to the Plan of Reorganization under Section 1145 of the U.S. Bankruptcy Code. For further discussion of the claims reconciliation process under the Plan of Reorganization, see Note 10 to the Condensed Consolidated Financial Statements.

(d) Maximum
Number (or
Approximate Dollar
			(c) Total Number of	Value) of Shares (or
			Shares (or Units)	Units) that May Yet
	(a) Total Number of	(b) Average Price	Purchased as Part of	Be Purchased Under
	Shares (or Units)	Paid per Share (or	Publicly Announced	the Plans or
Period	Purchased (1)	Unit)	Plans or Programs	Programs
October 1 through October 31	500	6.94

November 1 through November 30	11,124	6.12
December 1 through December 31

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in conjunction with vesting of restricted stock awards.
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
Francis M. Corby, Jr.
Executive Vice President and Chief Financial Officer Date: February 6, 2008