Form 10-K
period 2008-03-31
EXIDE TECHNOLOGIES
filed 2008-06-09
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant as of September 28, 2007 was $278,991,310

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 3, 2008, 75,296,301 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held on September 9, 2008 is incorporated by reference in Part III to the extent described therein.

EXIDE TECHNOLOGIES

EXIDE TECHNOLOGIES

PART I

Item 1.	Business

Overview and General Discussion of the Business

Exide Technologies is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at 13000 Deerfield Parkway, Building 200, Alpharetta, Georgia 30004.

The Company is one of the largest manufacturers of lead acid batteries in the world, with fiscal 2008 net sales of approximately $3.7 billion. The Company’s operations in (a) the Americas and (b) Europe and Rest of World (“ROW”) represented approximately 38.6% and 61.4%, respectively, of fiscal 2008 net sales. Exide manufactures and supplies lead acid batteries for transportation and industrial applications worldwide.

Unless otherwise indicated or unless the context otherwise requires, references to any “fiscal year” refer to the year ended March 31 of that year (e.g., “fiscal 2008” refers to the period beginning April 1, 2007 and ending March 31, 2008, “fiscal 2007” refers to the period beginning April 1, 2006 and ending March 31, 2007, and “fiscal 2006” refers to the period beginning April 1, 2005 and ending March 31, 2006). Unless the context indicates otherwise, the “Company,” “Exide,” “we,” or “us” refers to Exide Technologies and its subsidiaries.

Narrative Description of Business

The Company is a global leader in stored electrical energy solutions and one of the world’s largest manufacturers of lead acid batteries used in transportation, motive power, network power, and military applications. The Company reports its financial results through four principal business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW. See Note 18 to the Consolidated Financial Statements for financial information regarding these segments.

Transportation

The Company’s transportation batteries include ignition and lighting batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, boats, and other applications. The market for transportation batteries is divided between sales to aftermarket customers and original equipment manufacturers (“OEM“s).

The Company is among the leading suppliers of transportation batteries to the aftermarket and to the OEM market for a variety of applications. Transportation batteries represented 61.7% of the Company’s net sales in fiscal 2008. Within the transportation segments, aftermarket sales and OEM sales represented approximately 67.2% and 32.8% of net sales respectively. The Company’s principal batteries sold in the transportation market are represented by the following brands: Centra, DETA, Exide, Exide NASCAR Select, Exide Select Orbital, Fulmen, Tudor, and private labels. The Company also sells batteries for marine and recreational vehicles.

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

Aftermarket sales are driven by a number of factors, including the number of vehicles in use, average battery life, average age of vehicles, average miles driven, weather conditions, and population growth. Aftermarket demand historically has been less cyclical than OEM demand due to the three to five-year replacement cycle. Some of the Company’s major aftermarket customers include Wal-Mart, NAPA, CSK Auto

Inc., Tractor Supply, Canadian Tire, ADI, and GAUI. In addition, the Company is also a supplier of authorized replacement batteries for major manufacturers including John Deere, Renault/Nissan, and PACCAR.

OEM sales are driven in large part by new vehicle manufacturing rates, which are driven by consumer demand for vehicles. The OEM market is characterized by an increasing preference by OEMs for suppliers with established global production capabilities that can meet their needs as they expand internationally and increase platform standardization across multiple markets. The Company supplies batteries for three of the 10 top-selling vehicles in the United States of America (“U.S.”) and five of the 10 top-selling vehicles in Europe. Select customers include Ford, International Truck & Engine, Fiat, the PSA group (Peugeot S.A./Citroën), Case/New Holland, BMW, John Deere, Renault Nissan, Scania, Volvo Trucks, Volkswagen, and Toyota.

Transportation Americas

In the Americas, the Company sells aftermarket transportation products through various distribution channels, including mass merchandisers, auto parts outlets, wholesale distributors, and battery specialists, and sells OEM transportation products through dealer networks. The Company’s operations in the U.S. and Canada include a network of 82 branches that sell and distribute batteries and other products to the Company’s distributor channel network, battery specialists, national account customers, retail stores, and OEM dealers. In addition, these branches collect spent-batteries for the Company’s six recycling centers. The company also has a strong portfolio of OEM customers who receive products shipped directly for use in cars, trucks, off-road vehicles, military vehicles, agricultural and construction vehicles, boats, and other applications.

With its six recycling centers, the Company is the largest recycler of lead in North America. The Company’s recycling centers supply secondary lead that is present in greater than 98.2% of Exide’s Transportation and Industrial Energy products manufactured in North America as well as supplying lead to a variety of external customers. These operations also recover and recycle plastic materials that are used to produce new Exide battery covers and cases. With a constant focus on environmental compliance, safety, and technology, Exide is committed to being a leader in the successful and responsible activity of recycling lead and plastic to produce products that provide value to consumers and industry.

In the Americas, the Company’s transportation aftermarket battery products include the following:

• Orbital® Starting or Deep Cycle Batteries	Advanced recombinant technology and construction designed to withstand temperature extremes for reliable performance.
• Exide NASCAR Extreme	Officially licensed by NASCAR, Cast AG9 Technology designed for longer life performance in high temperature climates. Product has been tested best in class in all climates.
• Exide NASCAR Select 84 Automotive Batteries	Officially licensed by NASCAR, race-proven, Stabl-Lok® Insulation prevents short circuits and prolongs battery life. Also adds a measure of protection against high underhood temperatures and punishing vibration.
• Commercial Batteries	Batteries designed specifically for heavy duty applications such as long haul, short haul, stop-and-go, and off road.
• Lawn & Garden/Garden Tractor/Utility Batteries	Consistent, maintenance-free starting power. Perfect for light duty, garden tractor, utility, snow blower and snowmobile applications.
• Nautilus® and Stowaway® Marine Batteries	Manual Starting, Marine/RV Dual Purpose and Marine/Deep Cycle.
• Exide® Ordnance Batteries	Dry charged. Each plate is electrically charged to suspend the stored energy for unusually long periods until ready for activation. A quick charge will bring this battery to 100% readiness.
• RoadForce and MegaCycle AGM Batteries	Advanced flat plate recombinant technology and construction designed for high performance deep cycle use in commercial and marine applications
• Golf Car/Electric Vehicle Batteries	Thicker, 5% antimony plates ensure slower discharge/recharge cycles, withstand high internal heat and improve cycle life.

Transportation Europe and ROW

The Company sells aftermarket batteries primarily through automotive parts and battery wholesalers, OEM dealer networks, mass-merchandisers, auto-centers, service installers, and oil companies. Wholesalers and OEM dealers have traditionally represented the majority of this market, but hypermarkets chains and automotive parts stores, most often integrated in European or global buying groups, have become increasingly important. Many automotive parts wholesalers are also increasingly organized in European organizations active in purchasing and merchandising programs. Battery wholesalers sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers, and garages throughout Europe.

In Europe, the Company has six major Company-owned brands: Exide, which is promoted as a pan-European brand, and Tudor, Centra, Fulmen, Sonnak and Deta, which have very strong country or regional recognition levels and market shares. In the European markets, the Company offers transportation batteries in four categories:

• Light Vehicle (LV)	This category represents the majority of sales in Europe. LV batteries are marketed in OE, OEM and aftermarket channels under the Company’s owned brands and/or private labels. The primary technology used in these batteries is lead acid Exmet. Most recently, Exide has been validated as supplier to BMW in OEM with the AGM (Absorbed Glass Mat) technology. In the AM channel, the Company’s brands include high-end products such as Exide X-Tra+, Tudor Tech-Tronic2, Centra Futura+, Fulmen Prestige2, Deta Senator2, Sonnak Millenium3+, all of which include the heat sealed double lid technology with the Exide patented labyrinth system. In addition, the Company’s core brands include Exide Excell, Tudor Technica, Centra Plus, Fulmen Formula Top, and Deta Power.
• Commercial Vehicle (CV)	Similar to LV batteries, CV batteries are sold under company owned brands and private labels. The CV category includes traditional technologies like Hybrid-HD and Hybrid-SHD, supplied to manufacturers like Iveco, Renault, Saab, CNH, and CLAAS, as well as Gel and Semi-traction technologies.
• Motorcycle (MC)	In the aftermarket channel, a European range of MC batteries was launched in the forth quarter of fiscal 2008 under the Exide Bike brand name. These batteries are targeted to popular sport & leisure vehicles like motorcycles, quads, jet skis, snowmobiles, and garden machines. This product line consists of 3 technologies - Conventional (Dry charged), Maintenance Free (AGM with acid pack) and Factory Sealed (AGM ready for use) - in order to provide all required features & benefits for these diverse vehicles and applications.
• Marine Leisure (ML)	Primarily branded under the Exide or Tudor brand names, ML batteries are designed for private boats, commercial ships, and many other special applications requiring deep cycling, extra life or seasonal use. ML batteries are specially constructed to satisfy the most demanding safety, life duration, and reliability requirements, and are sold through all channels including aftermarket, marine specialists, and by many of the most prestigious boat manufacturers in Europe.

Industrial Energy

The Company’s Industrial Energy segments supply both motive power and network power applications. Industrial Energy batteries represented 38.3% of the Company’s net sales in fiscal 2008. Within the Industrial Energy segments, Motive Power sales and Network Power sales represented approximately 63.1% and 36.9% of Industrial Energy net sales, respectively.

Motive power batteries are used in the material handling industry for Class I, II and III electric forklift trucks, and in other industries, including machinery in the floor cleaning market, the powered wheelchair market, the mining, locomotives market, and the electric road vehicles market. The Company also offers a complete range of battery chargers and related equipment for the operation and maintenance of battery-powered vehicles.

The Company’s Motive Power product offerings range from batteries composed of two-volt cells assembled in numerous configurations and sizes to provide capacities ranging from 30 Ah to 1700 Ah, to bloc batteries ranging from 1.2 Ah to 280 Ah. The battery technology for the motive power markets includes flooded flat plate, tubular plate products, AGM, and gelled electrolyte products. The Company pioneered the development of valve-regulated lead acid batteries in both AGM and gel constructions. These technologies provide advantages to users by eliminating the need to add water, reducing maintenance expenses, and providing a safer work environment.

The Company’s motive power products also include systems solutions such as intelligent chargers, fleet management devices, and automatic watering systems. These ancillary devices are designed to aid customers in improving their productivity and asset utilization.

Network power batteries are used for back-up power applications to ensure continuous power supply in case of a temporary power failure or outage. Network power batteries are used to provide back-up power for use with telecommunications systems, computer installations, hospitals, air traffic control, security systems, utility, railway and military applications. Telecommunications applications include central and local switching systems, satellite stations, wireless base stations and mobile switches, optical fiber repeating boxes, cable TV transmission boxes, and radio transmission stations.

There are two primary network power lead acid battery technologies: valve-regulated (“VRLA” or sealed) and vented (flooded). There are two types of VRLA technologies — absorbed glass mat (“AGM”) and gelled electrolyte. The AGM batteries are low maintenance, offer a high energy density and are particularly suited for high-rate applications. They are well-suited for telecommunications installations and uninterruptible power systems. The gelled electrolyte batteries are low maintenance and offer a wide range of capabilities including heat resistance, deep discharge resistance, long shelf life, and high-cyclic performance.

The Company’s dominant network power battery brands, Absolyte and Sonnenschein, offer customers the choice of AGM and gelled electrolyte valve regulated battery technologies and deliver among the highest energy and power densities in their class.

Industrial Energy Americas

Motive Power

The Company distributes motive power products and services through multiple channels. These include sales and service locations owned by the Company which are augmented by a network of independent manufacturers’ representatives. The Company serves a wide range of customers including OEM suppliers of lift trucks, large industrial companies, retail distribution, warehousing, and manufacturing operations. The Company’s primary motive power customers in the Americas include Crown, NACCO, Toyota, Jungheinrich, Wal-Mart, Target, and Kroger.

Network Power

The Company distributes network power products and services through sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives. The Company’s primary network power customers in the Americas include AT&T, Emerson Electric, Verizon Wireless, and Nortel.

Industrial Energy Europe and ROW

Motive Power

The Company distributes motive power products and services in Europe through in-house sales and service organizations in each country and utilizes distributors and agents for the export of products from Europe to ROW. Motive Power products in Europe are also sold to a wide range of customers in the aftermarket, ranging from large industrial companies and retail distributors to small warehousing and manufacturing operations. Motive Power batteries are also sold in complete packages, including batteries, chargers and, increasingly through on-site service. The Company’s major OEM motive power customers include the KION Group and Jungheinrich.

Network Power

The Company distributes network power products and services in Europe and batteries and chargers in Australia and New Zealand through in-house sales and service organizations in each country. In Asia, products are distributed through independent distributors. The Company utilizes distributors, agents, and direct sales to export products from Europe and North America to ROW. The Company’s primary Network Power customers in Europe and ROW include China Mobile, Deutsche Telecom, Alcatel, Emerson Electric, Ericsson and Siemens.

Quality

The Company recognizes that product performance and quality are critical to its success. The Company’s Customer-focused Excellence Lean Leadership (“EXCELL”) initiative and Quality Management System (“QMS”) are both important drivers of operational excellence and results in improved levels of quality, productivity, and delivery of goods and services to the global transportation and industrial energy markets.

EXCELL

The Company implemented EXCELL to systematically reduce and ultimately eliminate waste and to implement the concepts of continuous flow and customer pull throughout the Company’s supply chain. The EXCELL framework follows lean production techniques and process improvements, and is also designed to prioritize improvement initiatives that drive quality improvement and customer satisfaction while achieving all business objectives of the Company. The Company’s Take Charge! initiative, which is an integral component of the EXCELL framework, is designed to identify waste in the Company’s manufacturing and distribution processes, and to implement changes to enhance productivity and throughput while reducing investment in inventories.

QMS

The Company’s QMS was developed to streamline and standardize the global quality systems so that key measurements could be evaluated to drive best practices as it continues to pursue improved EXCELL certifications across all facilities. The QMS plays a major role in the Company’s efforts to achieve world-class product quality.

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

All of the Company’s major production facilities are approved under ISO/TS 16949 and/or ISO 9001 quality standards. The Company has also obtained ISO 14001 Environmental Health & Safety (“EH&S”) certification at 22 of its manufacturing plants and also has received quality certifications and awards from a number of OEM and aftermarket customers.

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

In addition to in-house efforts, the Company continues to pursue the formation of alliances and collaborative partnerships to develop energy-management systems for automotive electrical and electronic architectures for the global OEM market. In addition, the Company has various development activities targeted at the industrial and military markets.

Patents, Trademarks and Licenses

The Company owns or has a license to use various trademarks that are valuable to its business. The Company believes these trademarks and licenses enhance the brand recognition of the Company’s products. The Company currently owns approximately 300 trademarks, and maintains licenses from others to use approximately 20 trademarks worldwide. For example, the Company licenses the NASCAR mark from NASCAR, and the Exide mark in the United Kingdom and Ireland from Chloride Group Plc. The Company’s license with NASCAR will expire on December 31, 2011. The Company also acts as licensor under certain licenses. For example the National Automotive Parts Association is licensed to use the EXIDE SELECT ORBITAL mark on battery products.

The Company has generated a number of patents in the operation of its business and currently owns all or a partial interest in approximately 350-375 patents and applications for patents pending worldwide. Although the Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to the Company’s market competitiveness, currently no patent is individually material to the operation of the business or the Company’s financial condition.

In March 2003, the Company brought legal proceedings in the Bankruptcy Court to reject certain agreements relating to EnerSys, Inc.’s right to use the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. In April 2006, the Court granted the Company’s request to reject those agreements. EnerSys, Inc. has appealed this decision. For further information regarding this matter, see Note 11 to the Consolidated Financial Statements.

Manufacturing, Raw Materials and Suppliers

Lead is the primary material used in the manufacture of the Company’s lead acid batteries, representing approximately 49% of the cost of goods produced. The Company obtains substantially all of its North American lead requirements through the operation of six secondary lead recycling plants, which reclaim lead by recycling spent lead acid batteries. In North America, spent-batteries are obtained for recycling primarily from the Company’s customers, through the Company-owned branch networks, and from outside spent-battery collectors. In Europe and ROW, the Company obtains a small portion of its lead requirements through the operation of four lead recycling plants. The majority of the Company’s lead requirements, however, are obtained from third-party suppliers.

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

Other key raw materials and components in the production of batteries include lead oxide, acid, steel, plastics and chemicals, which are generally available from multiple sources. The Company has not experienced any material stoppage or disruption in production as a result of unavailability, or delays in the availability of raw materials.

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

The largest competitor in the Americas transportation OEM market is Johnson Controls, Inc. Due to technical and production qualification requirements, OEMs change battery suppliers less frequently than aftermarket customers, but because of their purchasing size, they can influence market participants to compete on price and other terms.

The Company also believes that it has the overall second largest market position in Europe in transportation batteries. The Company’s largest competitor in the transportation markets is Johnson Controls, Inc. The European battery markets, in both the transportation OEM and aftermarket channels, have experienced severe price competition. In addition, the strength of the Euro in the Company’s European markets has resulted in competitive pricing pressures from Asian imports, negatively impacting average selling prices.

Industrial Energy Segments

Motive Power

The Company believes that it is one of the major players in the global motive power battery market. Competitors in Europe include EnerSys, Inc., Hoppecke, BAE, and MIDAC. Competitors in the Americas include Crown Battery, Inc., EnerSys, Inc. and East Penn Manufacturing. In Asia, GS/Yuasa, Shinkobe, and EnerSys, Inc. are the major competitors, with GS/Yuasa being the market leader.

Quality, product performance, in-service reliability, delivery, and price are important differentiators in the motive power market. The Company’s well-known brands, such as Chloride Motive Power, DETA, GNB, Sonnenschein, and Tudor are among the leading brands in the world. In addition, the Company has developed a range of low maintenance batteries (the Liberator series) that are combined with a matched range of the Company-regulated or high frequency chargers that work together to reduce customers’ operating costs.

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

Environmental, Health and Safety Matters

As a result of its manufacturing, distribution, and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational safety, and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”). For a discussion of the legal proceedings relating to environmental, health, and safety matters, see Note 11 to the Consolidated Financial Statements.

Employees

Total worldwide employment was approximately 13,027 at March 31, 2008, compared to approximately 13,352 at March 31, 2007.

Americas

As of March 31, 2008, the Company employed approximately 1,235 salaried employees and approximately 3,908 hourly employees in the Americas, primarily in the U.S. Approximately 45% of these salaried employees are engaged in sales, service, marketing, and administration and approximately 55% in manufacturing and engineering. Approximately 22% of the Company’s hourly employees in the Americas are represented by unions. Relations with the unions are generally good. Union contracts covering approximately 148 of the Company’s domestic employees expire in fiscal 2009, and the remainder thereafter.

Europe and ROW

As of March 31, 2008, the Company employed approximately 2,817 salaried employees and approximately 5,067 hourly employees outside of the Americas, primarily in Europe. Approximately 50% of these salaried employees are engaged in sales, service, marketing, and administration and approximately 50% in manufacturing and engineering. The Company’s hourly employees in Europe and ROW are generally represented by unions. The Company meets regularly with the European Works Councils. Relations with the unions are generally good. Contracts covering most of the Company’s union employees generally expire on various dates through fiscal 2009.

Executive Officers of the Registrant

Gordon A. Ulsh (62) President, Chief Executive Officer and member of the Board of Directors. Mr. Ulsh was appointed in to his current position in April 2005. From 2001 until March 2005, Mr. Ulsh was Chairman, President and CEO of Texas-based FleetPride Inc., the nation’s largest independent aftermarket distributor of heavy-duty truck parts. Prior to joining FleetPride in 2001, Mr. Ulsh worked with Ripplewood Equity Partners, providing analysis of automotive industry segments for investment opportunities. Earlier, he served as President and Chief Operating Officer of Federal-Mogul Corporation in 1999 and as head of its Worldwide Aftermarket Division in 1998. Prior to Federal-Mogul, he held a number of leadership positions with Cooper Industries, including Executive Vice President of its automotive products segment. Mr. Ulsh joined Cooper’s Wagner Lighting business unit in 1984 as Vice President of Operations, following 16 years in manufacturing and engineering management at Ford Motor Company. Mr. Ulsh is a director of OM Group, Inc.

Mitchell S. Bregman (54) President, Industrial Energy Americas. Mr. Bregman joined Exide in September 2000 in connection with the Company’s acquisition of GNB. He has served in his current role since March 2003 and prior to that was President, Global Network Power. Mr. Bregman joined GNB in 1979. He served for 12 years as a Vice President with various responsibilities with GNB Industrial Power and nine years with GNB’s Transportation Division.

Joel Campbell (61) President, Industrial Energy Europe. Mr. Campbell joined the Company in February 2006 as Vice President & General Manager, North American Recycling. Between August 1999 and February 2006, Mr. Campbell was retired. From 1998 to 1999, Mr. Campbell served as Senior Vice President, North American Aftermarket at Tenneco. Mr. Campbell also previously served in several executive positions at Cooper Industries from 1988 to 1998, including President of Cooper Automotive. Mr. Campbell has more than 30 years of management experience with various manufacturing companies.

Bruce A. Cole (45) President, Transportation Americas. Mr. Cole joined the Company in September 2000 in connection with the Company’s acquisition of GNB. He has served in his current role since August 2007 and prior to that was Vice President and General Manager, North American Recycling. Mr. Cole joined GNB in 1989. He has served in a variety of roles including VP, Manufacturing & Engineering for Industrial Energy Americas and VP Global Marketing Industrial Energy.

Phillip A. Damaska (53) Executive Vice President and Chief Financial Officer. Mr. Damaska joined the Company in January 2005 as Vice President, Finance, was appointed Vice President and Corporate Controller in September, 2005, was named Senior Vice President and Corporate Controller in March 2006, and was named Executive Vice President and Chief Financial Officer effective April 1, 2008. Prior to joining the Company, Mr. Damaska served in numerous capacities with Freudenberg-NOK from 1996 through 2004, most recently as President of Corteco, an automotive and industrial seal supplier that is part of the partnership’s global group of companies.

Barbara A. Hatcher (53) has been Executive Vice President and General Counsel since May 2006 and had served as Deputy General Counsel from April 2004 through April 2006. Ms. Hatcher joined the Company in 2000 through its acquisition of GNB Technologies, Inc., where she served as Vice President & General Counsel.

George S. Jones, Jr. (55) Executive Vice President, Human Resources and Communications. Mr. Jones joined the Company in July 2005. From 1974 to 2004, Mr. Jones served in several executive positions at Cooper Industries, most recently as Vice President — Operations at the Lighting Division from 1997 to 2004.

Louis E. Martinez (42) Vice President, Corporate Controller, and Chief Accounting Officer. Mr. Martinez was appointed to this position in March 2008. Previously, Mr. Martinez served as the Company’s Assistant Corporate Controller since joining the Company in May 2005. Mr. Martinez served as Corporate Controller for Airgate PCS, Inc., from March 2003 through May 2005. Mr. Martinez has also served as Corporate Controller for Cotelligent, Inc., from March 2000 through February 2003 and as Director of Finance & Controller for Aegis Communications Group from 1996 through February 2000.

Edward J. O’Leary (52) Chief Operating Officer. Mr. O’Leary joined the Company in June 2005 as President, Transportation Americas, and was named Chief Operating Officer in August 2007. Prior to joining the Company, Mr. O’Leary served as President, the Americas at Oetiker Inc. From 2002 to 2004, Mr. O’Leary served in a consulting capacity with Jag Management Consultants. Mr. O’Leary served as Chief Executive Officer of iStarSystems from 2000 to 2002, and served as Vice President Sales and Distribution, the Americas at Federal-Mogul Corp. from 1998 to 1999. Prior to that, Mr. O’Leary served as Executive Vice President of Cooper Automotive, a division of Cooper Industries, from 1995 to 1998, as well as spending 17 years at Tenneco Automotive.

Rodolphe Reverchon (49) President, Transportation Europe. Mr. Reverchon joined the Company in 2003 as Vice President, Operations Europe. From 1996 to 2003, Mr. Reverchon served in a number of capacities at Bosch Chassis & Systems as European Manufacturing Director, Plant Manager and Manufacturing Quality Manager, Europe.

Backlog

The Company’s order backlog at March 31, 2008 was approximately $42.6 million for Industrial Energy Americas and $107.0 million for Industrial Energy Europe and ROW. The Company expects to fill all of the March 31, 2008 backlogs during fiscal 2009. The Transportation backlog at March 31, 2008 was not significant.

Available Information

The Company maintains a website on the internet at www.exide.com. The Company makes available free of charge through its website, by way of a hyperlink to a third-party Securities Exchange Commission (“SEC”) filing website (www.sec.gov), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. Such information is available as soon as reasonably practicable after it is filed with the SEC. The SEC website contains reports, proxy and other statements, and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Additionally, the Company’s Code of Ethics and Business Conduct may be accessed within the Investor Relations section of its website. Amendments and waivers of the Code of Ethics and Business Conduct will also be disclosed within four business days on the website. Information found in the Company’s website is neither part of this annual report on Form 10-K nor any other report filed with the SEC.

Item 1A.	Risk Factors

The Company has experienced significant increases in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse impact on the Company.

Lead is the primary material used in the manufacture of batteries, representing approximately 49% of the Company’s cost of goods sold. Average lead prices quoted on the London Metal Exchange (“LME”) have risen dramatically, increasing from $1,426 per metric ton for fiscal 2007 to $2,856 per metric ton for fiscal 2008. As of June 3, 2008, lead prices quoted on the LME were $2,030 per metric ton. If the Company is unable to increase the prices of its products proportionate to the increase in raw material costs, the Company’s gross margins will decline. The Company cannot provide assurance that it will be able to hedge its lead requirements at reasonable costs or that the Company will be able to pass on these costs to its customers. Increases in the Company’s prices could also cause customer demand for the Company’s products to be reduced and net sales to decline. The rising cost of lead requires the Company to make significant investments in inventory and accounts receivable, which reduces amounts of cash available for other purposes, including making payments on its notes and other indebtedness. The Company also consumes significant amounts of polypropylene, steel and other materials in its manufacturing process and incurs energy costs in connection with manufacturing and shipping of its products. The market prices of these materials are also subject to fluctuation, which could further reduce the Company’s available cash.

Fuel costs have also increased significantly in recent months. Our results of operations could be adversely affected if we are unable to pass along price increases to address higher fuel costs related to the distribution of products from our warehouses and distribution centers to our customers.

The Company remains subject to a preliminary SEC inquiry.

The Enforcement Division of the SEC is conducting a preliminary inquiry into statements the Company made during fiscal 2005 about its ability to comply with fiscal 2005 loan covenants and the going concern qualification in the audit report in the Company’s annual report on Form 10-K for fiscal 2005, which the Company filed with the SEC in June 2005. This preliminary inquiry remains in process, and should it result in a formal investigation, it could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

The Company is subject to fluctuations in exchange rates and other risks associated with its non-U.S. operations which could adversely affect the Company’s business, financial position, results of operations, and cash flows.

The Company has significant manufacturing operations in, and exports to, several countries outside the U.S. Approximately 61.4% of the Company’s net sales for fiscal 2008 were generated in Europe and ROW with the vast majority generated in Europe in Euros and British Pounds. Because such a significant portion of the Company’s operations are based overseas, the Company is exposed to foreign currency risk, resulting in uncertainty as to future assets and liability values, and results of operations that are denominated in foreign currencies. The Company invoices foreign sales and service transactions in local currencies, using actual exchange rates during the period, and translates these revenues and expenses into U.S. Dollars at average monthly exchange rates. Because a significant portion of the Company’s net sales and expenses are denominated in foreign currencies, the depreciation of these foreign currencies in relation to the U.S. Dollar could adversely affect the Company’s reported net sales and operating margins. The Company translates its non-U.S. assets and liabilities into U.S. Dollars using current rates as of the balance sheet date. Therefore, foreign currency depreciation against the U.S. Dollar would result in a decrease in the Company’s net investment in foreign subsidiaries.

In addition, foreign currency depreciation, particularly depreciation of the Euro, would make it more expensive for the Company’s non-U.S. subsidiaries to purchase certain raw material commodities that are priced globally in U.S. Dollars, such as lead, which is quoted on the LME in U.S. Dollars. The Company does not engage in significant hedging of its foreign currency exposure and cannot assure that it will be able to hedge its foreign currency exposures at a reasonable cost.

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

These and other factors may have a material adverse effect on the Company’s non-U.S. operations or on its business, financial position, results of operations, and cash flows.

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

The Company’s financial performance depends, in part, on conditions in the automotive, material handling, and telecommunications industries which, in turn, are generally dependent on the U.S. and global economies. As a result, economic and other factors adversely affecting production by OEMs and their customers’ spending could adversely impact the Company’s business. Relatively modest declines in customer purchases from the Company could have a significant adverse impact on its profitability because the Company has substantial fixed production costs. If the Company’s OEM and large aftermarket customers reduce their inventory levels, and reduce their orders, the Company’s performance would be significantly adversely impacted. In this environment, the Company cannot predict future production rates or inventory levels or the underlying economic factors. Continued uncertainty and unexpected fluctuations may adversely affect the Company’s business.

The remaining portion of the Company’s battery sales are of aftermarket batteries. The factors influencing demand for automotive replacement batteries include: (1) the number of vehicles in use; (2) average battery life; (3) the average age of vehicles and their operating environment; (4) average miles driven, (5) weather conditions; and (6) population growth and overall economic conditions. Any significant adverse change in any one of these factors may adversely affect the Company’s business.

The loss of the Company’s sole supplier of polyethylene battery separators would have a material adverse effect on the Company’s business.

The Company relies exclusively on a single supplier to fulfill its needs for polyethylene battery separators — a critical component of many of the Company’s products. There is no second source that could readily provide the volume of polyethylene separators used by the Company. As a result, any major disruption in supply from this supplier would have a material adverse impact on the Company. If the Company is not able to maintain a good relationship with this supplier, or if for reasons beyond the Company’s control the supplier’s service was disrupted, it would have a material adverse affect on the Company’s business.

Many of the industries in which the Company operates are cyclical.

The Company’s operating results are affected by the general cyclical pattern of the industries in which its major customer groups operate. Any decline in the demand for new automobiles, light trucks, or sport utility vehicles could have a material adverse impact on the financial condition and results of operations of the Company’s Transportation segments. A weak capital expenditure environment in the telecommunications, uninterruptible power systems or electric industrial forklift truck markets could have a material adverse effect on the business, financial positions, and results of operations, and cash flow of the Company’s Industrial Energy segments.

The Company is subject to pricing pressure from its larger customers.

The Company faces significant pricing pressures in all of its business segments from its larger customers. Because of their purchasing volume, the Company’s larger customers can influence market participants to compete on price and other terms. Such customers also use their buying power to negotiate lower prices. If the Company is not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on the Company’s business.

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

The Company believes that its future success depends, in part, on the ability to develop, on a timely basis, new technologically advanced products or improve on the Company’s existing products in innovative ways that meet or exceed its competitors’ product offerings. Maintaining the Company’s market position will require continued investment in research and development and sales and marketing. Industry standards, customer expectations, or other products may emerge that could render one or more of the Company’s products less desirable or obsolete. The Company may be unsuccessful in making the technological advances necessary to develop new products or improve its existing products to maintain its market position. If any of these events occur, it could cause decreases in sales and have an adverse effect on the Company’s business, financial position, results of operations, and cash flow.

The Company may be adversely affected by the instability and uncertainty in the world financial markets and the global economy, including the effects of turmoil in the Middle East.

Instability in the world financial markets and the global economy, including (and as a result of) the turmoil in the Middle East, may create uncertainty in the industries in which the Company operates, and may adversely affect its business. In addition, terrorist activities may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on the Company’s business, financial position, results of operations, and cash flow.

The Company may be unable to successfully implement its business strategy, which could adversely affect its results of operations and financial condition.

The Company’s ability to achieve its business and financial objectives is subject to a variety of factors, many of which are beyond the Company’s control. For example, the Company may not be successful in increasing its manufacturing and distribution efficiency through productivity, process improvements and cost reduction initiatives. Further, the Company may not be able to realize the benefits of these improvements and initiatives within the time frames the Company currently expects. In addition, the Company may not be successful in increasing the Company’s percentage of captive arrangements and spent-battery collections or in hedging its lead requirements, leaving it exposed to fluctuations in the price of lead. Any failure to successfully implement the Company’s business strategy could adversely affect results of operations and financial condition, and could further impair the Company’s ability to make certain strategic capital expenditures and meet its restructuring objectives.

The Company is subject to costly regulation in relation to environmental, health and safety matters, which could adversely affect its business, financial position, results of operations, and cash flow.

In the manufacture of its products throughout the world, the Company manufactures, distributes, recycles, and otherwise uses large amounts of potentially hazardous materials, especially lead and acid. As a result, the Company is subject to a substantial number of costly regulations. In particular, the Company is required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the U.S. and other countries, including those governing emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; and the cleanup of contaminated properties and human health and safety. Compliance with these laws and regulations results in ongoing costs. The Company could also incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions, third-party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at its facilities. In addition, many of the Company’s current and former facilities are located on properties with histories of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, the Company could become liable for the cost of investigating or remediating contamination at these properties if contamination requiring such activities is discovered in the future. The Company may become obligated to pay material remediation-related costs at its closed Tampa, Florida facility in the amount of approximately $12.5 million to $20.5 million, at the Columbus, Georgia facility in the amount of approximately $6.0 million to $9.0 million and at the Sonalur, Portugal facility in the amount of approximately $2.0 million.

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

The Environmental Protection Agency (“EPA”) or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

The EPA or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s financial condition, cash flows or results of operations. The Company previously has been advised by the EPA or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at 100 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35.0 million. The EPA has provided summaries of past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.

The Company may be adversely affected by legal proceedings to which the Company is, or may become, a party.

The Company and its subsidiaries are currently, and may in the future become, subject to legal proceedings which could adversely affect its results of business, financial position, results of operations, or cash flows. See Note 11 to the Consolidated Financial Statements.

The cost of resolving the Company’s pre-petition disputed claims, including legal and other professional fees involved in settling or litigating these matters, could have a material adverse effect on its business, financial position, results of operations, or cash flows.

At March 31, 2008, there are approximately 200 pre-petition disputed unsecured claims on file in the bankruptcy case that remain to be resolved through the Plan’s claims reconciliation and allowance procedures. The Company established a reserve of common stock and warrants to purchase common stock for issuance to holders of these disputed unsecured claims as the claims are allowed by the Bankruptcy Court. Although these claims are generally resolved through the issuance of common stock and warrants from the reserve rather than cash payments, the process of resolving these claims through settlement or litigation requires considerable Company resources, including expenditures for legal and professional fees and the attention of Company personnel. These costs could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.

Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s business, financial position, results of operations, or cash flows.

At March 31, 2008, approximately 22% of the Company’s hourly employees in the Americas and many of its non-U.S. employees were unionized. It is likely that a significant portion of the Company’s workforce will remain unionized for the foreseeable future. It is also possible that the portion of the Company’s workforce that is unionized may increase in the future. Contracts covering approximately 148 of the Company’s domestic employees expire in fiscal 2009, and the remainder thereafter. In addition, contracts covering most of the Company’s union employees in Europe and ROW expire on various dates through fiscal 2009. Although the Company believes that its relations with employees are generally good, if conflicts develop between the Company and its employees’ unions in connection with the renegotiation of these contracts or otherwise, work stoppages or other labor disputes could result. A work stoppage at one or more of the Company’s plants, or a material increase in its costs due to unionization activities, may have a material adverse effect on the Company’s business. Work stoppages at the facilities of the Company’s customers or suppliers may also negatively affect the Company’s business. If any of the Company’s customers experience a material work stoppage, the customer may halt or limit the purchase of the Company’s products. This could require the Company to shut down or significantly reduce production at facilities relating to those products. Moreover, if any of the Company’s suppliers experience a work stoppage, the Company’s operations could be adversely affected if an alternative source of supply is not readily available.

The Company’s substantial indebtedness could adversely affect its financial condition.

The Company has a significant amount of indebtedness. As of March 31, 2008, the Company had total indebtedness, including capital leases, of approximately $716.2 million. The Company’s level of indebtedness could have significant consequences. For example, it could:

•	Limit the Company’s ability to borrow money to fund its working capital, capital expenditures, acquisitions and debt service requirements;

•	Limit the Company’s flexibility in planning for, or reacting to, changes in its business and future business opportunities;

•	Make the Company more vulnerable to a downturn in its business or in the economy;

•	Place the Company at a disadvantage relative to some of its competitors, who may be less highly leveraged; and

•	Require a substantial portion of the Company’s cash flow from operations to be used for debt payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes.

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

The Company’s senior secured credit facility (the “Credit Agreement”) and the indenture governing its senior secured notes contain covenants that limit or restrict its ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to its growth strategy or otherwise important to the Company. The Credit Agreement and the indenture governing the Company’s senior secured notes limit or restrict, among other things, the Company’s ability and the ability of its subsidiaries to:

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

In addition, the Credit Agreement requires the Company to repay outstanding borrowings with portions of the proceeds the Company receives from certain sales of property or assets and specified future debt offerings. The Company’s ability to comply with these provisions may be affected by events beyond its control.

Any breach of the covenants in the Credit Agreement or the indenture governing its senior secured notes could cause a default under the Company’s Credit Agreement and other debt (including the notes), which would restrict the Company’s ability to borrow under its Credit Agreement, thereby significantly impacting the Company’s liquidity. If there were an event of default under any of the Company’s debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. The Company’s assets and cash flow may not be sufficient to fully repay borrowings under its outstanding debt instruments if accelerated upon an event of default. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, its senior secured credit facility, the lenders under its senior secured credit facility could institute foreclosure proceedings against the assets securing borrowings under the Credit Agreement.

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

Pursuant the Plan, the Company has established a reserve of common stock and warrants to purchase common stock for issuance to holders of unsecured pre-petition disputed claims. To the extent this reserve is insufficient to satisfy these disputed claims, the Company would be required to issue additional shares of common stock and warrants, which would result in dilution to holders of its common stock.

Under the claims reconciliation and allowance process set forth in the Plan, the Official Committee of Unsecured Creditors, in consultation with the Company, established a reserve to provide for a pro rata distribution of common stock and warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of these objections. Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the

Company believes that there is a reasonable basis in law to believe that the Company will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs or other environmental injuries are highly variable, and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental, and personal injury claims produce little or no proof of fault on which the Company can assess its potential liability and either specify no determinate amount of damages or provide little or no basis for the alleged damages. In some cases the Company is still seeking additional information needed for claims assessment and information that is unknown to the Company at the current time may significantly affect its assessment regarding the adequacy of the reserve amounts in the future.

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

The Company’s ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income

The Company recognizes the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets. As of March 31, 2008, the Company’s current and long-term deferred tax assets were $36.8 million and $51.2 million, respectively.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information, this report may be deemed to contain “forward-looking” statements. The Company desires to avail itself of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the Act.

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (v) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (vi) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (vii) competitiveness of the battery markets in the Americas and Europe, (viii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (ix) general economic conditions, (x) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xi) the Company’s reliance on a single supplier for its polyethylene battery separators, (xii) the Company’s ability to successfully pass along increased material costs to its customers, and (xiii) the loss of one or more of the Company’s major customers for its industrial or transportation products.

The Company cautions each reader to carefully consider those factors hereinabove set forth. Such factors have, in some instances, affected and in the future could affect the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The chart below lists the locations of the Company’s principal facilities. All of the facilities are owned by the Company unless otherwise indicated. Most of the Company’s significant U.S. properties and some of its European properties secure its financing arrangements. For a description of the financing arrangements, refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. The leases for leased facilities generally expire at various dates through 2016.

Location		Use

Americas:
Alpharetta, GA	(leased)	Executive Offices
Aurora, IL	(leased)	Executive Offices
Baton Rouge, LA		Secondary Lead Recycling
Bristol, TN		Transportation Battery Manufacturing and Distribution Center
Cannon Hollow, MO		Secondary Lead Recycling
Columbus, GA		Industrial Battery Manufacturing and Distribution Center
Florence, MS	(portions leased)	Distribution and Formation Center
Fort Erie, Canada		Distribution Center
Fort Smith, AR	(leased)	Industrial Battery Manufacturing and Distribution Center
Frisco, TX		Secondary Lead Recycling
Kansas City, KS	(portions leased)	Industrial Battery Manufacturing and Distribution Center
Lampeter, PA		Plastics Manufacturing
Manchester, IA		Transportation Battery Manufacturing and Distribution Center
Muncie, IN		Secondary Lead Recycling
Reading, PA		Secondary Lead Recycling and Polypropylene Reprocessing and Distribution and Formation Center
Salina, KS		Transportation Battery Manufacturing and Distribution Center
Sumner, WA	(leased)	Distribution Center
Vernon, CA		Secondary Lead Recycling

Europe and ROW:
Adelaide, Australia		Transportation Battery Manufacturing and Distribution Center
Sydney, Australia		Industrial Battery Manufacturing and Distribution Center
Florival, Belgium		Distribution Center
Shanghai, China	(leased)	Executive Offices
Bolton, England		Industrial Battery Manufacturing
Trafford Park, England	(leased)	Charger Manufacturing
Auxerre, France		Transportation Battery Manufacturing
Gennevilliers, France	(leased)	Executive Offices
Lille, France		Industrial Battery Manufacturing
Peronne, France		Plastics Manufacturing
Bad Lauterberg, Germany		Industrial Battery Manufacturing and Warehouse
Budingen, Germany		Industrial Battery Manufacturing, Distribution Center and Executive Offices
Vlaardingen, Holland		Distribution Center
Tamilnadu, India	(leased)	Industrial Battery Manufacturing and Distribution Center
Avelino, Italy		Plastics Manufacturing
Canonica d’Adda, Italy		Plastics Manufacturing
Romano Di Lombardia, Italy	(leased)	Transportation Battery Manufacturing
Lower Hutt, New Zealand	(leased)	Distribution Center
Petone, New Zealand		Secondary Lead Recycling
Poznan, Poland	(leased)	Transportation Battery Manufacturing
Castanheira do Riatejo, Portugal		Industrial Battery Manufacturing
Azambuja, Portugal		Secondary Lead Recycling and Plastics Manufacturing
Azuqueca de Henares, Spain		Transportation Battery Manufacturing
San Esteban de Gomez, Spain		Secondary Lead Recycling
La Cartuja, Spain		Industrial Battery Manufacturing
Manzanares, Spain		Transportation Battery Manufacturing
Pontypool, Wales	(leased)	Distribution Center

In addition, the Company also leases sales and distribution outlets in North America, Europe and Asia.

The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet the Company’s present needs.

Item 3.	Legal Proceedings

See Note 11 to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2008, the Company issued 1,015 shares of common stock and warrants to purchase 2,546 shares of common stock at a price of $29.84. The shares and warrants were issued pursuant to the terms of the Plan of Reorganization and were exempt from the registration requirements of the Securities Act of 1933 under Section 1145 of the U.S. Bankruptcy Code.

Market Data

Since May 6, 2004, the Company’s common stock and warrants have traded on The NASDAQ Global Market under the symbol “XIDE” and “XIDEW”, respectively. The Company’s warrants symbol was converted to “XIDE+” effective April 7, 2008. The high and low sales price of the Company’s common stock and warrants are set forth below.

Common Stock	High	Low

Fiscal 2008:
First Quarter	$9.41	$7.08
Second Quarter	$9.48	$6.42
Third Quarter	$8.35	$5.28
Fourth Quarter	$13.47	$6.47
Fiscal 2007:
First Quarter	$4.80	$2.76
Second Quarter	$4.60	$3.55
Third Quarter	$4.80	$3.57
Fourth Quarter	$8.92	$4.40

Warrants	High	Low

Fiscal 2008:
First Quarter	$0.88	$0.62
Second Quarter	$0.88	$0.57
Third Quarter	$0.70	$0.59
Fourth Quarter	$1.23	$0.61
Fiscal 2007:
First Quarter	$0.35	$0.19
Second Quarter	$0.30	$0.14
Third Quarter	$0.50	$0.14
Fourth Quarter	$1.00	$0.38

The Company did not declare or pay dividends on its common stock during fiscal years 2008 and 2007. Covenants in the Credit Agreement restrict the Company’s ability to pay cash dividends on capital stock and the Company presently does not intend to pay dividends on its common stock.

As of June 3, 2008, the Company had 75,296,301 shares of its common stock and, 5,022,309 of its warrants outstanding, with 4,042 and 5,299 holders of record, respectively.

Equity Compensation Plan Information

As of March 31, 2008, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of the Company’s common stock or awarded shares of common stock. The following table contains information relating to such plans as of March 31, 2008.

	Number of Securities
	to be Issued upon	Weighted-Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	3,002,894	$6.10	2,567,940
Equity compensation plans not approved by security holders	80,000	$13.22	—

Total	3,082,894	$6.28	2,567,940

Of the total of 7.1 million shares of common stock available for issuance under stock option and incentive plans for employees and non-employee directors, no more than 1.9 million shares may be issued as restricted shares or restricted stock units.

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the Company. The reader should read this information in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this report.

	Successor Company				Predecessor Company(1)
				For the Period	For the Period
				May 6, 2004	April 1, 2004	Fiscal Year
	Fiscal Year Ended			to	to	Ended
	2008	2007	2006	March 31, 2005	May 5, 2004	2004
	(In thousands except per share data)

Statement of Operations Data
Net sales	$3,696,671	$2,939,785	$2,819,876	$2,476,259	$214,607	$2,500,493
Gross profit	593,190	472,776	406,831	377,502	35,470	509,325
Selling, marketing and advertising expenses	289,975	270,413	271,059	251,085	24,504	264,753
General and administrative expenses	176,607	173,128	190,993	150,871	17,940	161,271
Restructuring	10,507	24,483	21,714	42,479	602	52,708
Goodwill impairment	—	—	—	388,524	—	—
Other (income) expense net	(39,069)	9,636	3,684	(56,898)	6,222	(40,724)
Interest expense, net	85,517	90,020	69,464	42,636	8,870	99,027
Loss on early extinguishment of debt	21,342	—	—	—	—	—
Income (Loss) before reorganization items, income tax, minority interest and cumulative effect of change in accounting principle	48,311	(94,904)	(150,083)	(441,195)	(22,668)	(27,710)
Reorganization items, net	3,822	4,310	6,158	11,527	18,434	67,042
Fresh start accounting	—	—	—	—	(228,371)	—
Gain on discharge	—	—	—	—	(1,558,839)	—
Minority interest	1,544	882	529	(18)	26	467
Income tax provision (benefit)	10,886	5,783	15,962	14,219	(2,482)	3,271
Income (loss) before cumulative effect of change in accounting principle	32,059	(105,879)	(172,732)	(466,923)	1,748,564	(98,490)
Cumulative effect of change in accounting principle(2)	—	—	—	—	—	(15,593)
Net income (loss)	$32,059	$(105,879)	$(172,732)	$(466,923)	$1,748,564	$(114,083)
Basic net earnings (loss) per share(3)	$0.47	$(2.37)	$(6.72)	$(18.16)	$63.86	$(4.17)
Diluted net earnings (loss) per share(3)	$0.46	$(2.37)	$(6.72)	$(18.16)	$63.86	$(4.17)
Balance Sheet Data (at period end)
Working capital (deficit)(4)	$674,783	$486,866	$431,570	$(180,172)	$402,076	$(270,394)
Property, plant and equipment, net	649,526	649,015	685,842	799,763	826,900	543,124
Total assets	2,491,396	2,120,224	2,082,909	2,290,780	2,729,404	2,471,808
Total debt	716,195	684,454	701,004	653,758	547,549	1,847,656
Total stockholders’ equity (deficit)	544,338	330,523	224,739	427,259	888,391	(769,769)
Other Financial Data
Cash provided by (used in):
Operating activities	$1,080	$1,177	$(44,348)	$(9,691)	$(7,186)	$40,551
Investing activities	(49,797)	(47,447)	(32,817)	(44,013)	(4,352)	(38,411)
Financing activities	57,374	87,586	34,646	68,925	35,168	(9,667)

Capital expenditures	56,854	51,932	58,133	69,114	7,152	65,128

(1)	The emergence from Chapter 11 on May 6, 2004 resulted in a new reporting entity (the “Successor Company”) and adoption of Fresh Start reporting and reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” (“SOP 90-7”).

(2)	The cumulative effect of change in accounting principle in fiscal 2004 resulted from the adoption of SFAS 143 on April 1, 2003.

(3)	Basic and diluted earnings (loss) per share for the fiscal year ended March 31, 2007, March 31, 2006 and for the period May 6, 2004 through March 31, 2005, respectively, have been restated to give effect to the stock dividend for the $91.7 million rights offering completed in September 2007, and the $75.0 million rights offering and $50.0 million private placement of common stock, both of which were consummated in September 2006.

(4)	Working capital (deficit) is calculated as current assets less current liabilities, which at March 31, 2005 reflects the reclassification of certain long-term debt as current. At March 31, 2004, working capital (deficit) excludes liabilities of the debtors classified as subject to compromise.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

External Factors Which Affect the Company’s Financial Performance

Lead and other Raw Materials.  Lead represents approximately 49% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the LME has increased 100.3% from $1,426 per metric ton for the fiscal year ended March 31, 2007 to $2,856 per metric ton for the fiscal year ended March 31, 2008. At June 3, 2008, the quoted price on the LME was $2,030 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.

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

Competition.  The global transportation and industrial energy battery markets are highly competitive. In recent years, competition has continued to intensify and has impacted the Company’s ability to pass along increased prices to keep pace with rising production costs. The effects of this competition have been exacerbated by excess capacity in certain of the Company’s markets and fluctuating lead prices as well as low-priced Asian imports in certain of the Company’s markets.

Exchange Rates.  The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro and British Pound. For fiscal 2008, the exchange rate of the Euro to the U.S. Dollar has increased 10.5% on average to $1.42 compared to $1.28 for fiscal 2007, and the exchange rate of the British Pound to the U.S. Dollar has increased 6% on average to $2.01 compared to $1.89 for fiscal 2007. At March 31, 2008, the Euro was $1.58 or 18.2% higher as compared to $1.34 at March 31, 2007, and the British Pound was $1.99 or 0.8% higher as compared to $1.97 at March 31, 2007.

The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another. Movements in European currencies impacted the Company’s results for the periods presented herein. For the fiscal year ended March 31, 2008, approximately 61.4% of the Company’s net sales were generated in Europe and ROW. Further, approximately 64.3% of the Company’s aggregate accounts receivable and inventory as of March 31, 2008 were held by its European subsidiaries.

Markets.  The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results.

Seasonality and Weather.  The Company sells a disproportionate share of its transportation aftermarket batteries during the fall and early winter (the Company’s third and a portion of its fourth fiscal quarters). Retailers and distributors buy automotive batteries during these periods so they will have sufficient inventory for cold weather periods. In addition, many of the Company’s industrial battery customers in Europe do not place their battery orders until the end of the calendar year. The impact of seasonality on sales has the effect of increasing the Company’s working capital requirements and also makes the Company more sensitive to fluctuations in the availability of liquidity.

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

Interest Rates.  The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during late fiscal 2008. See Notes 2 and 7 to the Consolidated Financial Statements.

Fiscal 2008 Highlights and Outlook

The Company’s reported results continued to improve throughout fiscal 2008, but were again impacted by increases in the price of lead and other commodities that are primary components in the manufacture of batteries, as well as increases in energy costs used in the manufacturing and distribution of the Company’s products.

In the Americas market, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries that are obtained for recycling from the Company’s customers and outside spent-battery collectors. This process helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent-batteries has also increased. For fiscal 2008, the average cost of spent-batteries has increased approximately 87% versus fiscal 2007. Therefore, the higher market price of lead with respect to manufacturing in the Americas continues to impact results. The Company continues to take selective pricing actions and attempts to secure higher captive spent-battery return rates at lower cost rather than purchasing spent batteries in the secondary market to help mitigate these risks.

In Europe, the Company’s lead requirements are mainly fulfilled by third-party suppliers. Because of the Company’s exposure to lead market prices in Europe, and based on historical price increases and volatility in lead prices, the Company has implemented several measures to offset higher lead prices including selective pricing actions, price escalators, and long-term lead supply contracts. In addition, the Company has automatic price escalators with many OEM customers. The Company currently recycles a small portion of its lead requirements in its European facilities.

The Company expects that these higher lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, the selective pricing actions, lead price escalators in some contracts, and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lags the rise in market prices of lead and other commodities. Both price escalators and fuel surcharges are subject to the risk of customer acceptance.

In addition to managing the impact of higher lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:

(i) Successful execution and completion of the Company’s ongoing restructuring plans and organizational realignment of divisional and corporate functions intended to result in further headcount reductions, principally in selling, general and administrative functions globally.

(ii) Actions designed to improve the Company’s liquidity and operating cash flow through working capital reduction plans, the sales of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives, and closely managing capital expenditures.

(iii) Continued factory and distribution productivity improvements through the established Take Charge! initiative, which is now installed in 23 of the Company’s 28 manufacturing locations.

(iv) Continued review and rationalization of the various brand offerings of products in its markets to gain efficiencies in manufacturing and distribution, and better leverage its marketing spending.

(v) Gain further product and process efficiencies with implementation of the Global Procurement structure. This initiative focuses on leveraging existing relationships and creating an infrastructure for global search for products and components.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of Long-lived Assets.  The Company’s long-lived assets include property, plant and equipment, and identified intangible assets. Long-lived assets (other than indefinite lived intangible assets) are depreciated and amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate that the carrying value may not be recoverable. The fair value of indefinite-lived intangible assets are based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. An erosion of future business results in any of the Company’s business units could create impairment in the Company’s long-lived assets and require a significant write-down in future periods.

Employee Benefit Plans.  The Company’s pension plans and postretirement benefit plans are accounted for under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”)” using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions (“SFAS 87”)” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”)”. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see Employee Benefit Plans herein and Note 8 to the Consolidated Financial Statements.

Deferred Taxes.  The Company records valuation allowances to reduce its deferred tax assets to amounts that are more likely than not to be realized. While the Company has considered future taxable income and used ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company’s net recorded amount, an adjustment to the net deferred tax asset would increase income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax asset would decrease income in the period such determination was made. The Company regularly evaluates the need for valuation allowances against its deferred tax assets, and currently has full valuation allowances recorded for deferred tax assets in the United Kingdom, France, Italy, and Spain as well as in several other countries in Europe and ROW.

Revenue Recognition.  The Company records sales when revenue is earned. Shipping terms are generally FOB shipping point and revenue is recognized when product is shipped to the customer. In limited cases, terms are FOB destination and in these cases, revenue is recognized when the product is delivered to the customer’s delivery site. The Company records sales net of discounts and estimated customer allowances and returns.

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

Litigation.  The Company has legal contingencies that have a high degree of uncertainty. When a contingency becomes probable and reasonably estimable, a reserve is established. Numerous lawsuits have been filed against the Company for which the liabilities are not considered probable and/or reasonably estimable. Consequently, no reserves have been established for these matters. If future litigation or the resolution of existing matters results in liability to the Company, such liability could have a significant impact on the Company’s future results and liquidity.

Recently Issued Accounting Standards.  See Note 1 to the Consolidated Financial Statements for a description of new accounting pronouncements and their impact to the Company.

Results of Operations

The Company reports its results as four business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW. The following discussions provide a comparison of the Company’s results of operations for the fiscal year ended March 31, 2008 with those for the fiscal year ended March 31, 2007, and a comparison of the Company’s results of operations for the fiscal year ended March 31, 2007 with those for the fiscal year ended March 31, 2006. The information in this section should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing in Item 8 — Financial Statements and Supplementary Data.

Fiscal Year Ended March 31, 2008 compared with Fiscal Year Ended March 31, 2007

Net Sales

Net sales were $3.70 billion for fiscal 2008 versus $2.94 billion in fiscal 2007. Currency fluctuations (primarily the strengthening of the Euro against the U.S. Dollar) favorably impacted net sales in fiscal 2008 by approximately $228.4 million. Excluding the currency impact, net sales increased by approximately $528.5 million, or 18%, primarily as a result of the impact of favorable pricing actions.

	For the Fiscal Year Ended		Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2008	2007	Total	Related	Related
	(In thousands)

Transportation
Americas	$1,126,388	$930,334	$196,054	$—	$196,054
Europe and ROW	1,156,007	832,219	323,788	117,330	206,458
Industrial Energy
Americas	301,562	270,479	31,083	—	31,083
Europe and ROW	1,112,714	906,753	205,961	111,025	94,936

TOTAL	$3,696,671	$2,939,785	$756,886	$228,355	$528,531

Transportation Americas net sales were $1.13 billion for fiscal 2008 versus $930.3 million for fiscal 2007. Net sales for fiscal 2008 were $196.1 million, or 21.1%, higher than fiscal 2007 due to favorable pricing actions and increases in unit volume, particularly in the aftermarket channel which experienced a 6.3% increase, partially offset by a 10.0% decline in the OEM channel. Although the Company has been focused on cost-cutting efforts, it has also been increasing its efforts to pass on commodity cost increases to its customers. In many cases, the Company has been successful in passing on these increased costs, although there is typically a time lag between implementation of changes and realization of the related pricing. In cases where the Company has not been successful passing on these costs, it has determined not to accept further business from certain of these customers to avoid absorbing these customer losses. Third-party lead sales revenues for fiscal 2008 were approximately $32.7 million higher than fiscal 2007.

Transportation Europe and ROW net sales were $1.16 billion for fiscal 2008 versus $832.2 million for fiscal 2007. Net sales in fiscal 2008, excluding the favorable impact of $117.3 million in foreign currency translation, increased by $206.5 million, or 24.8% compared to fiscal 2007. The increase was primarily due to favorable pricing actions, partially offset by an 7.9% reduction in overall unit sales.

Industrial Energy Americas net sales were $301.6 million for fiscal 2008 versus $270.5 million for fiscal 2007. Net sales in fiscal 2008 were $31.1 million, or 11.5%, higher than fiscal 2007 due primarily to favorable pricing actions implemented in both the network power and motive power markets to help offset higher commodity costs.

Industrial Energy Europe and ROW net sales were $1.11 billion for fiscal 2008 versus $906.8 million for fiscal 2007. Net sales in fiscal 2008, excluding favorable foreign currency translation of $111.0 million, increased $94.9 million, or 10.5%, compared to fiscal 2007 due to favorable pricing actions implemented in both the network power and motive power markets, partially offset by reduced volumes in the motive power market.

Gross Profit

Gross profit was $593.2 million in fiscal 2008 versus $472.8 million in fiscal 2007. Gross margin decreased slightly to 16.0% of net sales in fiscal 2008 from 16.1% of net sales in fiscal 2007. Foreign currency translation favorably impacted gross profit in fiscal 2008 by approximately $31.8 million. Gross profit was positively impacted by higher average selling prices and cost reductions driven to a significant degree by the Company’s continued execution of the Take Charge! initiative and targeted capital spending. These improvements were partially offset by higher lead costs (average LME prices were up 100.3% to $2,856 per metric ton in fiscal 2008 as compared to $1,426 per metric ton in fiscal 2007), and increases in other commodity costs.

	For the Fiscal Year Ended		For the Fiscal Year Ended
	March 31, 2008		March 31, 2007		Favorable/(Unfavorable)
		Percent of		Percent of		Currency	Non-Currency
	Total	Net Sales	Total	Net Sales	Total	Related	Related
	(In thousands)

Transportation
Americas	$209,395	18.6%	$165,689	17.8%	$43,706	$—	$43,706
Europe and ROW	146,565	12.7%	93,382	11.2%	53,183	15,210	37,973
Industrial Energy
Americas	77,561	25.7%	60,178	22.2%	17,383	—	17,383
Europe and ROW	162,063	14.6%	153,527	16.9%	8,536	16,563	(8,027)
Unallocated	(2,394)		—		(2,394)	—	(2,394)

TOTAL	$593,190	16.0%	$472,776	16.1%	$120,414	$31,773	$88,641

Transportation Americas gross profit was $209.4 million, or 18.6% of net sales, in fiscal 2008 versus $165.7 million, or 17.8% of net sales, in fiscal 2007. The increase in gross margin was primarily due to the impact of favorable pricing actions and higher aftermarket volumes, partially offset by higher raw material costs including lead, and an additional $2.1 million for environmental remediation costs in the second quarter of fiscal 2008.

Transportation Europe and ROW gross profit was $146.6 million, or 12.7% of net sales, in fiscal 2008 versus $93.4 million, or 11.2% of net sales, in fiscal 2007. Foreign currency translation favorably impacted gross profit during fiscal 2008 by approximately $15.2 million. The remaining increase in gross profit was primarily due to the favorable impact of pricing actions and higher OE volumes, partially offset by lower volumes in the aftermarket channels.

Industrial Energy Americas gross profit was $77.6 million, or 25.7% of net sales, in fiscal 2008 versus $60.2 million, or 22.2% of net sales, in fiscal 2007. The increase in gross profit was primarily due to favorable pricing actions in both the network power and motive power markets, as well as increased unit volumes in the network power market and ongoing cost reduction initiatives, partially offset by higher commodity costs.

Industrial Energy Europe and ROW gross profit was $162.1 million, or 14.6% of net sales, in fiscal 2008 versus $153.5 million, or 16.9% of net sales, in fiscal 2007. Foreign currency translation favorably impacted gross profit in fiscal 2008 by approximately $16.6 million. Gross profit was negatively impacted by higher lead and other commodity costs not fully recovered by higher average selling prices, partially offset by manufacturing cost reductions resulting from the installation of the Take Charge! Initiative at the division’s manufacturing facilities.

Unallocated other gross profit consisted of an expense of $2.4 million in fiscal 2008 for environmental remediation costs for a previously closed facility. As this site was closed many years ago, the costs have not been allocated to the current business segments.

Expenses

Expenses were $544.9 million in fiscal 2008 versus $567.7 million in fiscal 2007. Restructuring charges of $10.5 million in fiscal 2008 and $24.5 million in fiscal 2007 are included in these expenses. Excluding these items, expenses were $534.4 million and $543.2 million in fiscal 2008 and fiscal 2007, respectively. Foreign currencies unfavorably impacted expenses by approximately $32.1 million in fiscal 2008. The decrease in expenses was impacted by the following:

i. interest, net, decreased $4.5 million principally due to the favorable impact of lower interest rates under the Credit Agreement, offset by higher borrowing required to fund incremental working capital caused by significantly higher lead costs;

ii. fiscal 2008 and fiscal 2007 expenses included currency remeasurement gains of $40.8 million and $11.6 million, respectively, included in Other (income) expense, net;

iii. restructuring expenses decreased by $14.0 million, to $10.5 million in fiscal 2008 from $24.5 million in fiscal 2007. This change is due to an overall decrease in the level of restructuring activities throughout the Company in fiscal 2008;

iv. fiscal 2008 and fiscal 2007 expenses included a loss on revaluation of warrants of $3.0 million and $3.2 million, respectively, included in Other (income) expense, net; and

v. fiscal 2008 and fiscal 2007 expenses included a (gain) loss on sale/impairment of fixed assets of ($0.2) million and $18.6 million, respectively, included in Other (income) expense, net. The change partially resulted from an impairment charge on assets (land and building) held for sale in Nanterre, France and Shreveport, LA. in the U.S., recognized in fiscal 2007.

	For the Fiscal Year Ended		Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2008	2007	Total	Related	Related
	(In thousands)

Transportation
Americas	$130,509	$132,555	$2,046	$—	$2,046
Europe and ROW	116,300	113,802	(2,498)	(11,795)	9,297
Industrial Energy
Americas	39,528	38,203	(1,325)	—	(1,325)
Europe and ROW	144,160	145,248	1,088	(13,991)	15,079
Unallocated expenses	114,382	137,872	23,490	(6,316)	29,806

TOTAL	$544,879	$567,680	$22,801	$(32,102)	$54,903

Transportation Americas expenses were $130.5 million in fiscal 2008 versus $132.6 million in fiscal 2007. The decrease in expenses was due to unusual prior year expenses, which included $8.6 million in restructuring costs and a $7.2 million of fixed asset impairment charges, both related to the fiscal 2007 closure of the Shreveport, Louisiana battery plant, partially offset by higher selling, general and administrative expenses in fiscal 2008.

Transportation Europe and ROW expenses were $116.3 million in fiscal 2008 versus $113.8 million in fiscal 2007. Foreign currency translation unfavorably impacted expenses in fiscal 2008 by approximately $11.8 million. Excluding the impact of currency translation, expenses decreased by $9.3 million due primarily to a $9.7 million fixed asset impairment charge related to land and building held for sale in France in fiscal 2007.

Industrial Energy Americas expenses were $39.5 million in fiscal 2008 versus $38.2 million in fiscal 2007. The increase in expenses was primarily due to costs related to the closed Kankakee, Illinois manufacturing facility

Industrial Energy Europe and ROW expenses were $144.2 million in fiscal 2008 versus $145.2 million in fiscal 2007. Foreign currency translation unfavorably impacted expenses in fiscal 2008 by approximately $14.0 million. Excluding the impact of currency translation, expenses decreased by $15.1 million primarily due to a reduction in discretionary spending versus fiscal 2007, a $1.4 million gain on asset sales, and $5.3 million lower restructuring costs.

Unallocated expenses were $114.4 million in fiscal 2008 versus $137.9 million in fiscal 2007:

	For the Fiscal Year Ended
	March 31,	March 31,	Favorable
	2008	2007	(Unfavorable)
	(In thousands)

Corporate expenses	$47,333	$58,083	$10,750
Restructuring	504	337	(167)
Other (income) expense:
Currency remeasurement gain	(41,443)	(12,385)	29,058
Loss on revaluation of warrants	2,975	3,234	259
Other	(1,846)	(1,418)	428
Interest expense, net	85,517	90,020	4,503
Loss on early extinguishment of debt	21,342	—	(21,342)

TOTAL	$114,382	$137,871	$23,489

The $41.4 million and $12.4 million of currency remeasurement gains in fiscal 2008 and 2007 relate primarily to the remeasurement of U.S. dollar-denominated borrowings under the European tranche of its Credit Agreement and Euro-denominated intercompany loans (receivable) in the U.S.A. The $21.3 million loss on early extinguishment of debt relates to the Company’s May 2007 payoff of its prior credit facility. Foreign currency translation unfavorably impacted unallocated expenses by $6.3 million in fiscal 2008.

Reorganization Items

Reorganization items represent amounts the Company continues to incur as a result of the Company’s prior Chapter 11 filing, from which the Company emerged successfully in May 2004. Reorganization items for fiscal 2008 and 2007 were $3.8 million and $4.3 million, respectively. These expenses include professional fees, consisting primarily of legal services.

Income Taxes

The effective tax rate for fiscal 2008 and 2007 was impacted by the generation of income in tax-paying jurisdictions, principally in the U.S., New Zealand, Canada and certain countries in Europe, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the United Kingdom, Italy, Spain, and France. The effective tax rate for fiscal 2008 was impacted by the recognition of $26.6 million of valuation allowances on current year tax benefits generated primarily in the UK, France and Spain. In addition, the income tax provision for fiscal 2008 increased $16.7 million due to a reduction in the deferred tax assets for Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’ marginal tax rate from approximately 37% to approximately 28%. Finally, the income tax provision for fiscal 2008 decreased as a result of the removal of a $25.0 million valuation allowance against net deferred tax assets generated from the Company’s U.S. operations. The effective tax rate for fiscal 2007 was impacted by the recognition of $46.5 million of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy. In

addition, the effective tax rate for fiscal 2007 was impacted by a settlement between the Company’s Dutch subsidiary and Dutch tax authorities, reducing by $3.8 million previously paid taxes to the Netherlands.

	For the Fiscal Year Ended
	March 31, 2008	March 31, 2007
	(In thousands)

Pre-tax income (loss)	$44,489	$(99,214)
Income tax provision	10,886	5,783
Effective tax rate	24.5%	(5.8)%

Fiscal Year Ended March 31, 2007 compared with Fiscal Year Ended March 31, 2006

Net Sales

Net sales were $2.94 billion for fiscal 2007 versus $2.82 billion in fiscal 2006. Foreign currency translation (primarily the strengthening of the Euro against the U.S. Dollar) favorably impacted net sales in fiscal 2007 by approximately $87.7 million. Excluding the foreign currency translation impact, net sales increased by approximately $32.2 million, or 1.1%, as a result of stronger Industrial Energy demand in Europe and ROW, and was partially offset by weaker Transportation demand in both the Americas and Europe and ROW, and weaker Industrial Energy demand in the Americas in the network power product. Lower demand was more than offset by the impact of favorable pricing actions in all of the Company’s segments. Much of the lower unit volume in both Transportation segments was attributed to the Company’s pricing strategy of driving customer profitability to more appropriate levels or severing relationships where reasonable profitability could not be achieved.

	For the Fiscal Year Ended		Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2007	2006	Total	Related	Related
	(In thousands)

Transportation
Americas	$930,334	$913,317	$17,017	$—	$17,017
Europe and ROW	832,219	810,894	21,325	42,281	(20,956)
Industrial Energy
Americas	270,479	274,976	(4,497)	—	(4,497)
Europe and ROW	906,753	820,689	86,064	45,382	40,682

TOTAL	$2,939,785	$2,819,876	$119,909	$87,663	$32,246

Transportation Americas net sales were $930.3 million for fiscal 2007 versus $913.3 million for fiscal 2006. Net sales for fiscal 2007 were $17.0 million, or 1.9% higher, than fiscal 2006 due to higher pricing, which, in part, reflected the pass-through of cost increases from lead, other materials, and energy. Transportation Americas experienced lower volumes in original equipment and aftermarket sales, in part, as a result of the Company’s efforts to eliminate or wind down unprofitable contracts and customers. Third-party lead sales revenues for fiscal 2007 were approximately $22.4 million higher than fiscal 2006 due to rising lead prices.

Transportation Europe and ROW net sales were $832.2 million for fiscal 2007 versus $810.9 million for fiscal 2006. Net sales in fiscal 2007 excluding the favorable impact of $42.3 million in foreign currency translation reduced by $21.0 million, or 2.6%, compared to fiscal 2006. The decrease was primarily due to lower aftermarket sales volumes only partially offset by higher average selling prices.

Industrial Energy Americas net sales were $270.5 million for fiscal 2007 versus $275.0 million for fiscal 2006. Net sales in fiscal 2007 were $4.5 million, or 1.6% lower than fiscal 2006, due primarily to the softness in the network power markets, particularly in wireless telecommunications and lower sales to the U.S. Navy, which spiked in fiscal 2006 in advance of a change in technology, offset partially by higher average selling prices related to lead cost recovery and strong volume in the motive power markets.

Industrial Energy Europe and ROW net sales were $906.8 million for fiscal 2007 versus $820.7 million for fiscal 2006. Net sales in fiscal 2007, excluding favorable foreign currency translation of $45.4 million, increased $40.7 million, or 5.0%, compared to fiscal 2006 due to higher average selling prices related to lead and other pricing actions, and higher volumes in the network power markets, in particular the telecommunications channel.

Gross Profit

Gross profit was $472.8 million in fiscal 2007 versus $406.8 million in fiscal 2006. Gross margin increased to 16.1% of net sales in fiscal 2007 from 14.4% of net sales in fiscal 2006. Foreign currency translation positively impacted gross profit in fiscal 2007 by approximately $11.9 million. Gross profit was positively impacted by higher average selling prices and cost reductions driven to a significant degree by the Company’s continued execution of the Take Charge! initiative and targeted capital spending. These improvements were partially offset by higher lead costs (average LME prices were up 36.9% to $1,426 per metric ton in fiscal 2007 as compared to $1,041 per metric ton in fiscal 2006), and increases in other commodity costs.

	For the Fiscal Year Ended		For the Fiscal Year Ended
	March 31, 2007		March 31, 2006		Favorable/(Unfavorable)
		Percent of		Percent of		Currency	Non-Currency
	Total	Net Sales	Total	Net Sales	Total	Related	Related
	(In thousands)

Transportation Americas	$165,689	17.8%	$97,092	10.6%	$68,597	$—	$68,597
Europe and ROW	93,382	11.2%	102,680	12.7%	(9,298)	4,658	(13,956)
Industrial Energy Americas	60,178	22.2%	53,153	19.3%	7,025	—	7,025
Europe and ROW	153,527	16.9%	153,906	18.8%	(379)	7,279	(7,658)

TOTAL	$472,776	16.1%	$406,831	14.4%	$65,945	$11,937	$54,008

Transportation Americas gross profit was $165.7 million, or 17.8% of net sales, in fiscal 2007 versus $97.1 million, or 10.6% of net sales, in fiscal 2006. The increase in gross margin was primarily due to higher pricing with a better mix of higher margin products and ongoing productivity initiatives, partially offset by lower volumes in original equipment and aftermarket channels, in part, as a result of efforts to rationalize unprofitable customers.

Transportation Europe and ROW gross profit was $93.4 million, or 11.2% of net sales, in fiscal 2007 versus $102.7 million, or 12.7% of net sales, in fiscal 2006. Foreign currency translation favorably impacted gross profit during fiscal 2007 by approximately $4.7 million. The decrease in gross profit before the favorable impact of currency translation was primarily due to lower sales volumes in the aftermarket channel, a shift to non-branded lower, margin product and higher lead and other costs, only partially recovered through pricing actions.

Industrial Energy Americas gross profit was $60.2 million, or 22.2% of net sales, in fiscal 2007 versus $53.2 million, or 19.3% of net sales, in fiscal 2006. The increase in gross profit was primarily due to higher average selling prices, improved customer mix, and cost reductions, partially offset by lower sales volumes to the U.S. Navy for submarine batteries and network power markets, particularly for wireless telecommunications, and higher lead and other commodity costs.

Industrial Energy Europe and ROW gross profit was $153.5 million, or 16.9% of net sales, in fiscal 2007 versus $153.9 million, or 18.8% of net sales, in fiscal 2006. Foreign currency translation positively impacted gross profit in fiscal 2007 by approximately $7.3 million. Gross profit was negatively impacted by higher lead and other commodity costs, not fully recovered by higher average selling prices.

Expenses

Expenses were $567.7 million in fiscal 2007 versus $556.9 million in fiscal 2006. Included in expenses are restructuring charges of $24.5 million in fiscal 2007 and $21.7 million in fiscal 2006. Excluding these items, expenses were $543.2 million and $535.2 million in fiscal 2007 and fiscal 2006, respectively. Foreign currency translation unfavorably impacted expenses by approximately $15.2 million in fiscal 2007. The change in expenses was impacted by the following:

i. fiscal 2006 included a gain on revaluation of a foreign currency forward contract of $1.1 million;

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

v. fiscal 2007 and fiscal 2006 expenses included a loss on sale/impairment of fixed assets of $18.6 million and $8.0 million, respectively, included in Other (income) expense, net. The primary driver of the increase resulted from an impairment charge on assets (land and building) held for sale in Nanterre, France and Shreveport, LA. in the U.S.; and

vi. fiscal 2006 general and administrative expenses included $23.8 million for settlement of fines associated with the previously disclosed U.S. Attorney matter, which was recorded on a discounted basis as payments will occur over a five-year period. This fine, which was part of a 2001 plea agreement and subsequent sentencing in 2002, related to an investigation of former officers of the Company prior to the effective date.

Commencing in fiscal 2007, the Company determined it to be more appropriate to allocate certain costs to its segments, which were previously reflected in unallocated expenses. These costs include the Company’s global Information Technology organization, its Shared Services expenses including country related finance organizations in Europe and ROW, its country Human Resource organizations, and certain of its legal costs which could be directly attributed to a business segment. This change in reporting was made to better align the Company’s cost structure with the business segment responsible for driving the cost. Fiscal 2006 costs were not restated to conform to this change. Therefore, the results between the fiscal years may not be comparable. The impact of this change in allocation is included in the discussion of each segment’s expenses below. Certain other corporate costs, including interest expense, are not allocated or charged to the business segments.

	For the Fiscal Year Ended		Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2007	2006	Total	Related	Related
	(In thousands)

Transportation
Americas	$132,555	$103,172	$(29,383)	$—	$(29,383)
Europe and ROW	113,802	78,284	(35,518)	(5,590)	(29,928)
Industrial Energy
Americas	38,203	44,307	6,104	—	6,104
Europe and ROW	145,248	114,210	(31,038)	(6,978)	(24,060)
Unallocated expenses	137,872	216,941	79,069	(2,661)	81,730

TOTAL	$567,680	$556,914	$(10,766)	$(15,229)	$4,463

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

Transportation Europe and ROW expenses were $113.8 million in fiscal 2007 versus $78.3 million in fiscal 2006. Foreign currency translation unfavorably impacted expenses in fiscal 2007 by approximately

$5.6 million. The increase in expenses was primarily due to the allocation of $22.7 million of previously unallocated corporate costs in fiscal 2007 that were not allocated in fiscal 2006 and a $9.7 million fixed asset impairment charge related to land and building held for sale in France.

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

Industrial Energy Europe and ROW expenses were $145.2 million in fiscal 2007 versus $114.2 million in fiscal 2006. Foreign currency translation unfavorably impacted expenses in fiscal 2007 by approximately $7.0 million. The increase in expenses was primarily due to the allocation of $20.4 million of previously unallocated corporate costs in fiscal 2007 that were not allocated in fiscal 2006, offset by restructuring costs that were reduced by $1.1 million in fiscal 2007.

Unallocated expenses, included shared service and corporate expenses, interest expense, currency remeasurement losses (gains), and gain on revaluation of warrants:

	For the Fiscal Year Ended
	March 31,	March 31,	Favorable
	2007	2006	(Unfavorable)
	(In thousands)

Corporate expenses	$58,083	$149,816	$91,733
Restructuring	337	3,930	3,593
Other (income) expense:
Currency remeasurement (gain) loss	(12,385)	7,737	20,122
Loss (gain) on revaluation of warrants	3,234	(9,125)	(12,359)
Other	(1,418)	(4,881)	(3,463)
Interest expense, net	90,020	69,464	(20,556)

TOTAL	$137,871	$216,941	$79,070

Unallocated expenses were $137.9 million in fiscal 2007 versus $216.9 million in fiscal 2006. This decrease was primarily due to the allocation of approximately $62.6 million of costs to the business segments for fiscal 2007 that were not allocated for fiscal 2006, the fiscal 2006 U.S. Attorney settlement for $23.8 million, and the favorable impact of the Company’s fiscal 2007 cost reduction programs, consisting primarily of headcount reductions.

Interest expense, net was $90.0 million in fiscal 2007 versus $69.5 million in fiscal 2006. The increase is principally due to higher outstanding debt and higher interest rates under the Company’s senior secured credit facility. Currency unfavorably impacted unallocated expenses in fiscal 2007 by approximately $2.7 million.

Reorganization Items

Reorganization items for fiscal 2007 and 2006 were $4.3 million and $6.2 million, respectively. These items primarily include professional fees, consisting primarily of legal services.

Income Taxes

The effective tax rate for fiscal 2007 and 2006 was impacted by the generation of income in tax-paying jurisdictions, principally in New Zealand, Canada and certain countries in Europe, with limited or no offset on a consolidated basis as a result of recognition of valuation allowances on tax benefits generated from current period losses in the U.S., United Kingdom, Italy, Spain, and France. The effective tax rate for fiscal 2007 was impacted by the recognition of $46.5 million of valuation allowances on current year tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy. In addition, the effective tax rate for fiscal 2007 was impacted by a settlement between the Company’s Dutch subsidiary and Dutch tax authorities, reducing by $3.8 million previously paid taxes to the Netherlands. The effective tax rate for fiscal 2006 was impacted by the recognition of $78.3 million of valuation allowances on tax benefits generated primarily in the U.S., United Kingdom, France, Spain, and Italy. The effective tax rate for fiscal 2006 was also impacted by the recognition of $5.9 million in valuation allowances on tax benefits generated from prior year losses and certain deductible temporary differences in Spain based on the Company’s assessment that it is more likely than not that the related tax benefits will now not be realized.

	For the Fiscal Year Ended
	March 31, 2007	March 31, 2006
	(In thousands)

Pre-tax loss	$99,214	$156,241
Income tax provision	5,783	15,962
Effective tax rate	(5.8)%	(10.2)%

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash and cash equivalents of $90.5 million and availability under the Company’s revolving loan facility of $136.4 million. This compared to cash and cash equivalents of $76.2 million and availability under the revolving loan facility of $59.3 million as of March 31, 2007.

On May 15, 2007, the Company entered into the five-year $495.0 million Credit Agreement that replaced the prior senior secured credit facility. The Credit Agreement consists of a $295.0 million term loan and a $200.0 million asset-based revolving loan and matures in May 2012. The Credit Agreement contains no financial maintenance covenants.

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

Availability under the revolving loan facility is subject to a borrowing base comprised of up to 85.0% of the Company’s eligible accounts receivable plus 85.0% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves. Revolving loans made to the Company domestically under the Revolving loan facility are guaranteed by substantially all domestic subsidiaries of the Company, and revolving loans made to Exide C.V. under the revolving loan facility are guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These guaranteed obligations are secured by a lien on substantially all of the assets of such respective borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, first priority lien in current assets and a second priority lien in fixed assets.

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

Borrowings of the Company and other domestic borrowers are guaranteed by substantially all domestic subsidiaries of the Company, and borrowings of Exide C.V. are guaranteed by the Company, substantially all domestic subsidiaries of the Company, and certain foreign subsidiaries. These guarantee obligations are secured by a lien on substantially all of the assets of such respective borrowers and guarantors.

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

Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2008 and 2007 was 1.3% and 3.9%, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2008, the Company was in compliance in all material respects with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.

At March 31, 2008, the Company had outstanding letters of credit with a face value of $46.3 million and surety bonds with a face value of $5.6 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2008, pursuant to the terms of the agreement, was $4.1 million.

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

Sources Of Cash

The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable. Additional cash has been generated in recent years through rights offerings, common stock issuance, and the sale of non-core businesses and assets.

Cash flows provided by operating activities were $1.1 million and $1.2 million in fiscal 2008 and fiscal 2007 respectively. The operating cash flows in fiscal 2008 were primarily attributable to the generation of $32.1 million of net income versus fiscal 2007’s net loss of $105.9 million, higher accounts payable resulting from improved supplier terms, offset by increased accounts receivable and inventories resulting from higher lead costs and sales growth.

The Company generated $7.1 million and $4.5 million in cash from the sale of non-core assets in fiscal 2008 and fiscal 2007, respectively. These sales principally relate to the sale of surplus land and buildings.

Cash flows provided by financing activities were $57.4 million and $87.6 million in fiscal 2008 and fiscal 2007, respectively. Cash flows provided by financing activities in both fiscal 2008 and 2007 relate primarily to net proceeds from the Company’s rights offerings in those periods, partially offset in fiscal 2008 by financing costs associated with the Company’s senior secured credit facility.

Total debt at March 31, 2008 was $716.2 million, as compared to $684.5 million at March 31, 2007. See Note 7 to the Consolidated Financial Statements for the composition of such debt.

Going forward, the Company’s principal sources of liquidity will be cash on hand, cash from operations, and borrowings under the revolving loan facility.

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

The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during fiscal 2009, including payment of remaining accrued restructuring costs of approximately

$5.1 million as of March 31, 2008. For further discussion see Note 12 to the Consolidated Financial Statements.

Capital expenditures were $56.9 million and $51.9 million in fiscal 2008 and fiscal 2007, respectively. The Company plans to increase capital expenditures to approximately $100.0 million in fiscal 2009.

Total pension and other post-retirement employer contributions were approximately $58.9 million and $66.8 millions in fiscal 2008 and fiscal 2007 respectively.

Employee Benefit Plans

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

The discount rates used by the Company for determining benefit obligations are generally based on high quality corporate bonds and reflect the cash flows of the respective plans. The assumed rates of compensation increases reflect estimates of the projected change in compensation levels based on future expectations, general price levels, productivity, and historical experience, among other factors. In evaluating the expected long-term rate of return on plan assets, the Company considers the allocation of assets and the expected return on various asset classes in the context of the long-term nature of pension obligations.

At March 31, 2008, the Company had increased the discount rates used to value its pension benefit obligations to reflect the increase in yields on high quality corporate bonds, and increased the rate of compensation increases to reflect current inflationary expectations. The aggregate effect of these changes decreased the present value of projected benefit obligations as of March 31, 2008 and had the effect of decreasing pension expense in fiscal 2009. Pension expense for the Company’s defined benefit pension and other post-retirement benefit plans was $12.3 million in fiscal 2008 compared to $18.7 million in fiscal 2007.

A one-percentage point change in the weighted average expected return on plan assets for defined benefit plans would change net periodic benefit cost by approximately $4.3 million in fiscal 2008. A one-percentage point increase in the weighted average discount rate would decrease net periodic benefit cost for defined benefit plans by approximately $1.9 million in fiscal 2008. A one-percentage point decrease in the weighted average discount rate would increase net periodic benefit cost for defined benefit plans by approximately $2.8 million in fiscal 2008.

As of March 31, 2008, actuarial gain for the Company’s defined benefit pension and other post-retirement benefit plans were $58.3 million, compared to gains of $12.8 million at March 31, 2007. The actuarial gains during the fiscal year ended March 31, 2008 principally reflect increase in discount rates in the UK, Germany, and the U.S. in 2008. SFAS 87 provides for delayed recognition of such actuarial gains/losses, whereby these gains/losses, to the extent they exceed 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized as a component of pension expense over a period that approximates the average remaining service period of active employees.

Plan Funding Requirements

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently under-funded. Based on current assumptions and regulatory requirements including the Pension Protection Act of 2006, which requires full funding of underfunded defined benefit plans in the U.S. over a specific period, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50.0 million net, under Section 412(d) of the Internal Revenue Code, subject to providing a lien satisfactory to the Pension Benefit Guaranty Corporation (“PBGC”). On June 10, 2005, the Company reached agreement with the PBGC on a second priority lien on domestic personal property, including stock of its U.S. and direct foreign subsidiaries to secure the unfunded liability. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010. At March 31, 2008, such temporarily waived amounts aggregated approximately $18.9 million.

The Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $60.0 million to $137.0 million from fiscal 2009 to fiscal 2013, including $21.4 million in fiscal 2009.

The Company expects that cumulative contributions to its non-US pension plans will total approximately $104.4 million from fiscal 2009 to fiscal 2013, including $20.4 million in fiscal 2009. In addition, the Company expects that cumulative contributions to its other post retirement benefit plans will total approximately $10.7 million from fiscal 2009 to fiscal 2013, including $2.2 million in fiscal 2009.

Financial Instruments and Market Risk

From time to time, the Company has used forward contracts to economically hedge certain commodity price exposures, including lead. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and certain commodity purchasing requirements in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not entered into, and does not intend to enter into, contracts for speculative purposes nor be a party to any leveraged instruments.

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

Accounts Receivable Factoring Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $94.3 million and $45.2 million of foreign currency trade accounts receivable as of March 31, 2008 and 2007, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments at March 31, 2008 are summarized by fiscal year in which the payments are due in the following table:

						2014 and
	2009	2010	2011	2012	2013	Beyond	Total
	(In thousands)

10.5% Senior Secured Notes	$—	$—	$—	$—	$290,000	$—	$290,000
Floating Rate Convertible Senior Subordinated Notes	—	—	—	—	—	60,000	60,000
Senior Secured Credit Facility	3,060	2,984	2,984	2,985	294,382	—	306,395
Interest on long-term debt(a)	55,891	51,604	51,405	51,260	33,623	3,870	247,653
Short term borrowings	22,719	—	—	—	—	—	22,719
Other term loans	2,658	—	—	—	—	—	2,658
Capital leases(b)	8,438	9,906	5,913	5,769	3,571	4,141	37,738
Operating leases	31,621	21,325	14,099	9,973	6,681	8,888	92,587
Purchase Obligations(c)	30,018	33,867	—	—	—	—	63,885
Other non-current liabilities(d)	—	22,190	20,420	10,016	8,578	74,538	135,742

Total contractual cash obligations	$154,405	$141,876	$94,821	$80,003	$636,835	$151,437	$1,259,377

(a)	Reflects the Company’s scheduled interest payments and assumes an interest rate of 1.3% on the floating rate convertible senior subordinated notes, and 6.7% on the Credit Agreement.

(b)	Capital leases reflect future minimum lease payments including imputed interest charges.

(c)	Reflects the Company’s projected annual minimum purchase commitments, including penalties under the supply agreements entered into as a result of the sale of the Company’s separator business; amounts may vary based on actual purchases.

(d)	Other non-current liabilities include amounts on the Consolidated Balance Sheet as of March 31, 2008 (amounts that have been discounted are reflected as such on the table above). These amounts do not include the supply agreement penalty, which is reflected in purchase obligations. See item (c) above.

(e)	Pension and other post-retirement benefit obligations are not included in the table above. The Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $60.0 million to $137.0 million from fiscal 2009 to fiscal 2013, including $21.4 million in fiscal 2009. The Company expects that cumulative contributions to its non-U.S. pension plans will total approximately $104.4 million from fiscal 2009 to fiscal 2013, including $20.4 million in fiscal 2009. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $10.7 million from fiscal 2009 to fiscal 2013, including $2.2 million in fiscal 2009. See Note 8 to the Consolidated Financial Statements.

(f)	At March 31, 2008 the Company had outstanding letters of credit of $46.3 million and surety bonds of $5.6 million.

(g)	Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2008, bank guarantees with a face value of $17.4 million were outstanding.

(h)	The Company’s liability for unrecognized tax benefits of $21.9 million, recorded in connection with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS 109,” is not included in the table above. Due to the uncertainties related to these matters, the Company is not able to make a reasonably reliable estimate as to the future periods in which cash settlement with the related taxing authorities will take place. See Note 10 to the Consolidated Financial Statements.

Trading Activities

The Company does not have any trading activity that involves non-exchange traded contracts accounted for at fair value.

Effects of Inflation

Inflation has not had a material impact on the Company’s operations during the past three years. The Company generally has been able to partially offset the effects of inflation with cost-reduction programs, operating efficiencies, and pricing actions.

Future Environmental Developments

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational safety, and health laws and regulations, and similar laws and regulations in other countries in which the Company operates. For a discussion of the legal proceedings relating to environmental matters, see Note 11 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risks from changes in foreign currency exchange rates, certain commodity prices and interest rates. The Company does not enter into contracts without the intent to mitigate a particular risk, nor is it a party to any leveraged instruments. A discussion of the Company’s accounting policies for derivative instruments is provided in Notes 1 and 2 to the Consolidated Financial Statements.

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

Commodity Price Risk

Lead is the primary material used in the manufacture of batteries, representing approximately 49% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate, long-term debt. In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations at a rate of 3.45% per annum through February 27, 2011. See Note 2 to the Consolidated Financial Statements.

The following table presents the expected outstanding debt balances and related interest rates, excluding capital lease obligations and lines of credit, under the terms of the Company’s borrowing arrangements in effect at March 31, 2008.

	For the Fiscal Year(s) Ended March 31
						2014 and
	2009	2010	2011	2012	2013	Beyond

10.5% Senior Secured Notes	$290,000	$290,000	$290,000	$290,000	n/a	n/a
Fixed Interest Rate	10.5%	10.5%	10.5%	10.5%	n/a	n/a
Floating Rate Convertible Senior Subordinated Notes	$60,000	$60,000	$60,000	$60,000	$60,000	n/a
Variable Interest Rate(a)	1.3%	1.3%	1.3%	1.3%	1.3%	n/a
Senior Secured Credit Facility	$303,335	$300,351	$297,367	$294,382	n/a	n/a
Variable Interest Rate(a)	6.7%	6.7%	6.7%	6.7%	n/a	n/a

(a)	Variable components of interest rates based upon market rates at March 31, 2008. See Note 7 to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and on those criteria, we determined that, as of March 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended March 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers, and Corporate Governance

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee financial expert and the Company’s Code of Ethics is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on September 9, 2008 (the “Proxy Statement”).

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Index to Financial Statements

See Index to Consolidated Financial Statements at page F-1.

(b) Exhibits Required by Item 601 of Regulation S-K

See Index to Exhibits.

(c) Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 6, 2008.

Exide Technologies

By:	/s/ PHILLIP A. DAMASKA
Phillip A. Damaska,
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on June 6, 2008.

By:	/s/ GORDON A. ULSH Gordon A. Ulsh, President and Chief Executive Officer (principal executive officer)	By:	/s/ PAUL W. JENNINGS Paul W. Jennings, Director

By:	/s/ PHILLIP A. DAMASKA Phillip A. Damaska, Executive Vice President and Chief Financial Officer (principal financial officer)	By:	/s/ JOSEPH V. LASH Joseph V. Lash, Director

By:	/s/ LOUIS E. MARTINEZ Louis E. Martinez, Vice President, Corporate Controller, and Chief Accounting Officer (principal accounting officer)	By:	/s/ JOHN P. REILLY John P. Reilly, Chairman of the Board of Directors

By:	/s/ HERBERT F. ASPBURY Herbert F. Aspbury, Director	By:	/s/ MICHAEL P. RESSNER Michael P. Ressner, Director

By:	/s/ MICHAEL R. D’APPOLONIA Michael R. D’Appolonia, Director	By:	/s/ CARROLL R. WETZEL Carroll R. Wetzel, Director
By:	/s/ DAVID S. FERGUSON David S. Ferguson, Director

INDEX TO EXHIBITS

2.1	Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated March 11, 2004, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 6, 2004.
2.2	Amended Technical Amendment to Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated April 21, 2004, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, dated May 6, 2004.
2.3	Order confirming the Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors entered April 21, 2004, incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, dated May 6, 2004.
3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 1 to the Company’s Form 8-A dated May 6, 2004.
3.2	Amended and Restated Bylaws of the Company, effective April 28, 2005, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
3.6	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-Q dated November 8, 2007.
4.1	Warrant Agreement dated as of May 5, 2004 by and between the Company and American Stock Transfer Trust Company, incorporated by reference to Exhibit 3 to the Company’s on Form 8-A dated May 6, 2004.
4.2	Indenture dated as of March 18, 2005 by and between the Company and SunTrust Bank relating to the 10 1/2% Senior Secured Notes due 2013, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 24, 2005.
4.3	Indenture dated as of March 18, 2005 by and between the Company and SunTrust Bank relating to the Floating Rate Convertible Senior Subordinated Notes due 2013, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 24, 2005.
4.4	Copy of Intercreditor Agreement dated as of March 18, 2005 reflecting changes from First Amendment to Intercreditor Agreement dated as of June 10, 2005 among the Company, the administrative agent under the senior secured credit facility, the trustee for the Company’s two series of notes and the Pension Benefit Guaranty Corporation, incorporated by reference to Exhibit 99.4 to the Company’s Report on Form 8-K dated June 15, 2005.
4.5	Security Agreement between the Company and the Pension Benefit Guaranty Corporation dated as of June 10, 2005, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated June 15, 2005.
4.6	Pledge Agreement between the Company and the Pension Benefit Guaranty Corporation dated as of June 10, 2005, incorporated by reference to Exhibit 99.3 to the Company’s Report on Form 8-K dated June 15, 2005.
4.7	Credit Agreement, dated as of May 15, 2007 among Exide Technologies, certain of the Company’s subsidiaries, Exide Global Holding Netherlands C.V., various financial institutions named therein, and Deutsche Bank AG New York Branch as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 15, 2007.
4.8	Registration Rights Agreement dated September 18, 2006, between Exide Technologies, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Associates, L.L.C., Tontine Capital Overseas Master Fund, L.P., Arklow Capital, LLC and Legg Mason Investment Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 19, 2006.
10.21	North American Supply Agreement dated December 15, 1999 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
10.22	Automotive and Industrial Supply Contract dated July 31, 2001 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.23		Golf Cart Separator Supply Contract dated July 31, 2001 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
10.24		Amendment to Supply Contracts dated July 31, 2001 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
10.25		Amendment No. 2 to Supply Contracts dated July 11, 2002 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
†10	.27	Exide Technologies’ 2004 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 19, 2005.
†10	.28	Employment Agreement, dated as of March 2, 2005, by and between the Company and Gordon A. Ulsh, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 12, 2004.
†10	.29	Employment Agreement, dated as of February 16, 2006, by and between the Company and Francis M. Corby, Jr., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 16, 2006.
†10	.30	Form of Indemnity Agreement, dated February 27, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 2, 2006.
†10	.33	Compromise Agreement between CMP Batteries Limited (a subsidiary of Exide Technologies) and Neil Bright, incorporated by reference to Exhibit 99.1 to the Company’s Report on Form 8-K dated November 6, 2006.
†10	.34	2007 Short Term Incentive Plan adopted by the Board of Directors on June 28, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q dated November 9, 2006.
†10	.36	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 27, 2007.
†10	.37	Form of Exide Technologies Employee Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 20, 2004.
†10	.38	Form of Exide Technologies Employee Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated October 20, 2004.
†10	.39	Form of Non-Employee Director Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated October 20, 2004.
†10	.40	Form of Non-Employee Director Stock Option Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated October 20, 2004.
10.41		Standby Purchase Agreement between Exide Technologies and Tontine Capital Partners, L.P., and Legg Mason Investment Trust, Inc., dated August 28, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 28, 2007.
†10	.42	Exide Technologies’ 2004 Stock Incentive Plan, as amended and restated effective August 22, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated November 8, 2007.
†10	.43	Amended and Restated Employment Agreement of Gordon A. Ulsh, dated December 26, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated December 28, 2007.
†10	.44	Amended and Restated Employment Agreement of Gordon A. Ulsh, dated January 31, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 6, 2008.
†10	.45	Amendment to Stock Option Award Agreement between Exide Technologies and Gordon A. Ulsh, dated February 18, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 20, 2008.

†10	.46	Amendment to Stock Option Award Agreement between Exide Technologies and Francis M. Corby, Jr., dated February 18, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated February 20, 2008.
†10	.47	Amendment to Stock Option Award Agreement between Exide Technologies and Edward J. O’Leary, dated February 18, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated February 20, 2008.
†10	.48	Amendment to Stock Option Award Agreement between Exide Technologies and Mitchell S. Bregman, dated February 18, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated February 20, 2008.
†10	.49	Amendment to Stock Option Award Agreement between Exide Technologies and Phillip A. Damaska, dated February 18, 2008, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated February 20, 2008.
†10	.50	Consulting Services Agreement between Exide Technologies and Francis M. Corby dated March 24, 2008.
10.51		Form of Exide Technologies Employee Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K dated December 1, 2005.
14.1		Amended Code of Ethics and Business Conduct, effective March 28, 2006, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
*21		Subsidiaries of the Company.
*23	.1	Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of Gordon A. Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*32	.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Filed with this Report.

†	Management contract or compensatory plan or arrangement.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

Other Financial Statements of Certain Exide Technologies Subsidiaries

The following financial statements for certain of Exide Technologies’ wholly owned subsidiaries are included pursuant to Regulation S-X, Rule 3-16, “Financial Statements of Affiliates Whose Securities Collateralize an Issue Registered or Being Registered.” See Note 7 to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Exide Technologies

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Atlanta, Georgia
June 5, 2008

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2008	2007	2006
	(In thousands, except per-share data)

NET SALES	$3,696,671	$2,939,785	$2,819,876
COST OF SALES	3,103,481	2,467,009	2,413,045

Gross profit	593,190	472,776	406,831

EXPENSES:
Selling, marketing and advertising	289,975	270,413	271,059
General and administrative	176,607	173,128	190,993
Restructuring	10,507	24,483	21,714
Other (income) expense, net	(39,069)	9,636	3,684
Interest expense, net	85,517	90,020	69,464
Loss on early extinguishment of debt	21,342	—	—

	544,879	567,680	556,914

Income (loss) before reorganization items, income taxes, minority interest	48,311	(94,904)	(150,083)
REORGANIZATION ITEMS, NET	3,822	4,310	6,158
INCOME TAX PROVISION	10,886	5,783	15,962
MINORITY INTEREST	1,544	882	529

Net income (loss)	$32,059	$(105,879)	$(172,732)

EARNINGS (LOSS) PER SHARE
Basic	$0.47	$(2.37)	$(6.72)

Diluted	$0.46	$(2.37)	$(6.72)

WEIGHTED AVERAGE SHARES
Basic	68,306	44,604	25,718

Diluted	69,284	44,604	25,718

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2008	March 31, 2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$90,547	$76,211
Receivables, net of allowance for doubtful accounts of $33,630 and $28,624	782,944	639,115
Inventories	583,593	411,554
Prepaid expenses and other	17,829	20,224
Deferred financing costs, net	5,215	3,411
Deferred income taxes	36,853	19,030

Total current assets	1,516,981	1,169,545

Property, plant and equipment, net	649,526	649,015

Other assets:
Other intangibles, net	206,283	191,762
Investments in affiliates	6,523	5,282
Deferred financing costs, net	18,071	12,908
Deferred income taxes	51,238	67,006
Other	42,774	24,706

	324,889	301,664

Total assets	$2,491,396	$2,120,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$22,719	$13,951
Current maturities of long-term debt	9,875	3,996
Accounts payable	468,240	360,278
Accrued expenses	333,092	299,157
Warrants liability	8,272	5,297

Total current liabilities	842,198	682,679
Long-term debt	683,601	666,507
Noncurrent retirement obligations	212,438	263,290
Deferred income tax liability	44,407	41,232
Other noncurrent liabilities	145,642	121,433

Total liabilities	1,928,286	1,775,141

Commitments and contingencies	—	—
Minority interest	18,772	14,560

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 and 100,000 shares authorized, 75,278 and 60,676 shares issued and outstanding	753	607
Additional paid-in capital	1,104,939	1,008,481
Accumulated deficit	(717,662)	(745,534)
Accumulated other comprehensive income	156,308	66,969

Total stockholders’ equity	544,338	330,523

Total liabilities and stockholders’ equity	$2,491,396	$2,120,224

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other
				Comprehensive Income (Loss)
		Additional		Defined	Derivatives	Cumulative
	Common	Paid-in	Accumulated	Benefit	Qualifying as	Translation	Comprehensive
	Stock	Capital	Deficit	Plans	Hedges	Adjustment	Income (Loss)
	(In thousands)

Balance at March 31, 2005	$234	$888,157	$(466,923)	$(24,350)	—	$30,141

Net loss	—	—	(172,732)	—	—	—	$(172,732)
Minimum pension liability adjustment, net of tax of $315	—	—	—	(6,026)	—	—	(6,026)
Translation adjustment	—	—	—	—	—	(24,263)	(24,263)

Comprehensive loss	—	—	—	—	—	—	$(203,021)

Common stock issuance	11	(11)	—	—	—	—
Restricted stock issuance	—	501	—	—	—	—

Balance at March 31, 2006	$245	$888,647	$(639,655)	$(30,376)	—	$5,878

Net loss	—	—	(105,879)	—	—	—	$(105,879)
Minimum pension liability adjustment, net of tax of $1,779	—	—	—	22,289	—	—	22,289
Increase from initial adoption of SFAS 158	—	—	—	24,242	—	—	—
Translation adjustment	—	—	—	—	—	44,936	44,936

Comprehensive loss	—	—	—	—	—	—	$(38,654)

Common stock issuance	362	117,385	—	—	—	—
Stock compensation	—	2,449	—	—	—	—

Balance at March 31, 2007	$607	$1,008,481	$(745,534)	$16,155	—	$50,814

Net Income (loss)	—	—	32,059	—	—	—	$32,059
Defined benefit plans, net of tax of $12,209	—	—	—	37,560	—	—	37,560
Translation adjustment	—	—	—	—	—	54,293	54,293
Unrealized loss on derivatives, net of tax of $925	—	—	—	—	(2,514)	—	(2,514)

Comprehensive income	—	—	—	—	—	—	$121,398

Cumulative effect of the adoption of Fin 48	—	—	(4,187)	—	—	—
Common stock issuance	146	90,993	—	—	—	—
Stock compensation	—	5,465	—	—	—	—

Balance at March 31, 2008	$753	$1,104,939	$(717,662)	$53,715	$(2,514)	$105,107

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$32,059	$(105,879)	$(172,732)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	101,161	121,016	122,429
Unrealized loss (gain) on warrants	2,975	3,234	(9,125)
Net (gain) loss on asset sales / impairments	(237)	18,622	8,044
Gain on insurance recoveries	—	—	(4,791)
Deferred income taxes	(5,435)	(6,350)	(36)
Provision for doubtful accounts	5,974	9,096	4,116
Non-cash stock compensation	5,465	2,449	501
Reorganization items, net	3,822	4,310	6,158
Insurance proceeds	—	—	11,144
Minority interest	1,544	882	529
Amortization of deferred financing costs	4,900	3,476	2,048
Loss on early extinguishment of debt	21,342	—	—
Currency (gain) loss	(40,782)	(11,635)	11,280
Changes in assets and liabilities —
Receivables	(43,606)	14,635	34,022
Inventories	(113,877)	30,568	(34,703)
Prepaid expenses and other	3,763	13,614	(8,997)
Payables	58,596	(25,389)	33,958
Accrued expenses	7,625	(16,149)	(68,907)
Noncurrent liabilities	(46,578)	(53,258)	27,500
Other, net	2,369	(2,065)	(6,786)

Net cash provided by (used in) operating activities	1,080	1,177	(44,348)

Cash Flows From Investing Activities:
Capital expenditures	(56,854)	(51,932)	(58,133)
Proceeds from asset sales	7,057	4,485	25,316

Net cash used in investing activities	(49,797)	(47,447)	(32,817)

Cash Flows From Financing Activities:
Increase in short-term borrowings	4,699	1,123	10,347
(Decrease) increase in borrowings under Senior Credit Facility	(13,176)	(27,948)	29,026
Common stock issuance	91,139	117,747	—
Settlement of foreign currency swap	—	—	(12,084)
Increase (decrease) in other debt	6,697	(2,504)	15,667
Financing costs and other	(31,985)	(832)	(8,310)

Net cash provided by financing activities	57,374	87,586	34,646

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,679	2,734	(2,016)

Net Increase (Decrease) In Cash and Cash Equivalents	14,336	44,050	(44,535)
Cash and Cash Equivalents, Beginning of Period	76,211	32,161	76,696

Cash and Cash Equivalents, End of Period	$90,547	$76,211	$32,161

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for —
Interest	$75,234	$78,579	$57,447
Income taxes (net of refunds)	$18,848	$11,125	$10,568

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

(1)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements include the accounts of Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Exide Technologies and all of its majority owned subsidiaries in which it exercises control. Investments in affiliates of less than a 20% interest are accounted for by the cost method. Investments in 20% to 50% owned companies are accounted for by the equity method. All significant intercompany transactions have been eliminated.

Nature of Operations

The Company is one of the largest manufacturers and marketers of lead acid batteries in the world. The Company manufactures industrial and automotive batteries in North America, Europe, the Middle East, India, and Australia. The Company’s industrial batteries consist of motive power batteries, such as those used in forklift trucks and other electric vehicles, and network power batteries used for back-up power applications, such as those used for telecommunication systems. The Company markets its automotive batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers (“OEM”).

The Company currently has four business segments: Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW. For a discussion of the Company’s segments, see Note 18.

Major Customers and Concentration of Credit

The Company has a number of major end-user, retail and OEM, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales during any of the fiscal years presented. The Company does not believe a material part of its business is dependent upon a single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currencies. Assets and liabilities of the Company’s foreign subsidiaries and affiliates are translated into U.S. Dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of SFAS No. 52 — “Foreign Currency Translation” are also recorded as a component of accumulated other comprehensive income (loss). All other foreign currency gains and losses are included in other (income) expense, net. The Company recognized net foreign currency (gains) losses of ($40.8) million, ($11.6) million, and $11.3 million in fiscal 2008, 2007, and 2006, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates fair value, because of the short-term maturity of these instruments.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from the inability of the Company’s customers to make required payments. The Company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and other external factors that may impact collectibility. The majority of the Company’s accounts receivable are due from trade customers. Credit is extended based on an evaluation of the Company’s customers’ financial condition and generally, collateral is not required. Payment terms vary and accounts receivable are stated in the Consolidated Financial Statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding for longer than the payment terms are considered past due. The Company considers a number of factors in determining the allowance for doubtful accounts, including the length of time trade accounts receivable are past due, the customers’ current ability to pay their obligations to the Company, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicate the carrying value may not be recoverable. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges.

Sales Returns and Allowances

The Company provides for an allowance for product returns and/or allowances. Based upon its manufacturing re-work process, the Company believes that the majority of its product returns are not the result of product defects. The Company recognizes the estimated cost of product returns as a reduction of sales in the period in which the related revenue is recognized. The product return estimates are based upon historical trends and claims experience, and include an assessment of the anticipated lag between the date of sale and claim/return date.

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

Advertising

The Company expenses advertising costs as they are incurred.

Net Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share in accordance with SFAS 128, “Earnings Per Share” by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the Company’s Floating Rate Convertible Senior Subordinated Notes, if dilutive. The potential dilutive effect of the assumed conversion of convertible debt is determined using the if-converted method, and considers both the impact of incremented common shares after an assumed conversion, and the related addition to net income of the after-tax interest recognized during the period on the convertible debt. Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic earnings (loss) per share.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (the Company’s fiscal 2009), and interim periods within those years. The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

On September 29, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). The Company adopted the balance sheet recognition provisions of SFAS 158 at March 31, 2007. SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008. The Company currently uses a December 31 measurement date for its U.S. pension and other postretirement benefit plans and a March 31 measurement date for its non-U.S. plans. The Company intends to eliminate the early measurement date for its U.S plans in fiscal 2009. The effect of the change in measurement year on the Company’s financial statements is currently being assessed, but at this time, no material effect is expected.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 (“ARB 51”) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations”. This Statement is effective for fiscal years beginning on or after December 15, 2008 (the company’s fiscal 2010) and interim periods within those years. The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008 (the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s fourth quarter of fiscal 2009 and fiscal 2010). The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

(2)	ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities, and requires balance sheet recognition of all derivatives as assets or liabilities, based on measurements of their fair values.

The Company does not enter into derivative contracts for trading or speculative purposes. Derivatives are used only to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive income, and subsequently recorded to earnings only as the related variability on the hedged transaction is recorded in earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in earnings immediately upon occurrence. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving fair value changes that offset the fair value changes of the assets or liabilities being hedged. Regardless of a derivative’s accounting qualification, changes in its fair value that are not offset by fair value changes in the asset or liability being hedged are considered ineffective, and are recognized in earnings immediately.

In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations at a rate of 3.45% per annum through February 27, 2011. At March 31, 2008, the fair value of the swap agreement, which is based on quotes from active markets for instruments of this type, amounted to a liability of $3.5 million. Of this amount, $3.4 million was recorded as an unrealized loss in accumulated other comprehensive income. The remaining amount of $0.1 million, which includes amounts considered ineffective as well as effective amounts related to the current period, was recorded as an increase in interest expense. The Company expects to reclassify approximately $1.2 million from accumulated other comprehensive income to interest expense during fiscal 2009.

(3)	ACCOUNTING FOR INTANGIBLE ASSETS

The Company completed its most recent annual impairment assessment of intangible assets (as required under SFAS 142) effective March 31, 2008, utilizing its business plan as the basis for development of cash flows and an estimate of fair values. No adjustment of carrying values was deemed necessary.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames	Tradenames
	(Not Subject to	(Subject to	Customer
	Amortization)	Amortization)	Relationships	Technology	Total
	(In thousands)

As of March 31, 2008
Gross Amount	$67,089	$15,260	$126,529	$28,323	$237,201
Accumulated Amortization	—	(4,720)	(20,696)	(5,502)	(30,918)

Net	$67,089	$10,540	$105,833	$22,821	$206,283

As of March 31, 2007
Gross Amount	$60,056	$13,660	$113,361	$25,354	$212,431
Accumulated Amortization	—	(3,147)	(13,855)	(3,667)	(20,669)

Net	$60,056	$10,513	$99,506	$21,687	$191,762

Amortization of intangible assets for fiscal year 2008 and 2007 was $7.4 million and $7.0 million, respectively. Excluding the impact of future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to average $7.4 million. Intangible assets have been recorded at the proper legal entity and are subject to foreign currency fluctuations. The change in the gross amounts, shown above, from fiscal 2007 to fiscal 2008, result only from foreign currency translation. No other activity has occurred.

(4)	INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31, 2008	March 31, 2007
	(In thousands)

Raw materials	$71,779	$53,337
Work-in-process	115,840	89,339
Finished goods	395,974	268,878

	$583,593	$411,554

(5)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31, 2008	March 31, 2007
	(In thousands)

Land	$64,247	$73,514
Buildings and improvements	251,871	232,397
Machinery and equipment	725,878	634,563
Construction in progress	17,624	26,305

	1,059,620	966,779
Less — Accumulated depreciation	410,094	317,764

Property, plant and equipment, net	$649,526	$649,015

Depreciation expense was $92.3 million, $108.7 million, and $110.0 million, for fiscal 2008, 2007 and 2006, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	OTHER ASSETS

Other assets consist of:

	March 31, 2008	March 31, 2007
	(In thousands)

Deposits(a)	$12,631	$15,596
Capitalized software, net	3,711	2,495
Loan to affiliate	1,811	3,702
Retirement plans	17,391	879
Other	7,230	2,034

	$42,774	$24,706

(a)	Deposits principally represent amounts held by the beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.

(7)	DEBT

At March 31, 2008 and 2007, short-term borrowings of $22.7 million and $14.0 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 6.2% and 5.1% at March 31, 2008 and 2007, respectively.

Total long-term debt at March 31, 2008 comprised the following:

March 31, 2008
(In thousands)

Senior Secured Credit Facility	$306,395
10.5% Senior Secured Notes due 2013	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	37,081

Total	693,476
Less-current maturities	9,875

Total Long-Term Debt	$683,601

Total debt at March 31, 2008 was $716.2 million.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total long-term debt at March 31, 2007 comprised the following:

March 31, 2007
(In thousands)

Senior Secured Credit Facility	$297,263
10.5% Senior Secured Notes due 2013	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	23,240

Total	670,503
Less-current maturities	3,996

Total Long-Term Debt	$666,507

Total debt at March 31, 2007 was $684.5 million.

On May 15, 2007, the Company entered into a $495.0 million senior secured credit agreement (“Credit Agreement”). The Credit Agreement consists of a $200.0 million asset based revolving senior secured credit facility (the “Revolving Loan Facility”) and a $295.0 million senior secured term loan facility (the “Term Loan”). The proceeds of the Credit Agreement were used to fully pay off the Company’s previous facility. The Company recorded a loss on the early extinguishment of debt of $21.3 million. The weighted average interest rate on the Credit Agreement at March 31, 2008 and March 31, 2007 was 6.7% and 11.1% respectively. The Credit Agreement has no financial maintenance covenants.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2005, the Company issued $290.0 million in aggregate principal amount of 10.5% senior secured notes (“Senior Secured Notes”) due 2013. Interest of $15.2 million is payable semi-annually on March 15 and September 15. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% Senior Secured Notes are redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% Senior Secured Notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The indenture for these notes contains financial covenants which limit or restrict the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets.

Also, in March 2005, the Company issued Floating Rate Convertible Senior Subordinated Notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The weighted average interest on these notes was 1.3% and 3.9% at March 31, 2008 and 2007, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 57.5705 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers and, in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2008, the Company was in compliance in all material respects with covenants contained in the Credit Agreement and Indenture agreements that cover the Senior Secured Notes and Floating Rate Convertible Senior Subordinated Notes.

The Company’s variable rate debt at March 31, 2008 and 2007 was $392.2 million and $371.2 million, respectively. As discussed in Note 2, in February 2008, the Company entered into an interest rate swap agreement to fix the variable interest component of $200.0 million of its floating rate long-term obligations at a rate of 3.45% per annum through February 27, 2011. None of the Company’s variable rate debt was hedged at March 31, 2007.

Annual principal payments required under long-term debt obligations at March 31, 2008 are as follows:

Amount
(In thousands)

2009	$3,060
2010	2,984
2011	2,984
2012	2,984
2013	584,383
2014 and beyond	60,000

Total	$656,395

See note 11 for principal payments required under capital lease obligations, which are not shown above

(8)	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

In the U.S., the Company has a noncontributory defined benefit pension plan that covers substantially all hourly and salaried employees. During fiscal 2007, the Company froze the benefit accruals for all salaried and non-union hourly employees. Also, as certain collective bargaining agreements expired, freezes were negotiated for the union employees covered by these agreements. Some of the union employees continue to accrue benefits under the plan due to future expiration dates on certain collective bargaining agreements.

In Europe and ROW, the Company sponsors several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon underlying assumptions established by the Company in consultation with its actuaries. In most cases, the defined benefit plans are not funded.

The Company also has defined contribution plans in North America, Europe, and ROW with related expense of $11.3 million, $6.8 million, and $7.0 million, for fiscal 2008, 2007 and 2006, respectively.

The Company provides certain retiree health care and life insurance benefits for a limited number of employees. The Company accrues the estimated cost of providing post-retirement benefits during the employees’ applicable years of service.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2008 and 2007:

Pension Benefits:

	Fiscal Year Ended
	March 31, 2008	March 31, 2007
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$665,058	$638,230
Service cost	5,401	9,164
Interest cost	36,310	33,949
Actuarial gain	(59,979)	(19,758)
Plan participants’ contributions	1,272	1,170
Benefits paid	(33,648)	(33,398)
Currency translation	32,059	34,939
Settlements and other	(3,300)	762

Benefit obligation at end of period	$643,173	$665,058

Change in plan assets:
Fair value of plan assets at beginning of period	$408,882	$326,480
Actual return on plan assets	15,933	30,924
Employer contributions	56,650	63,553
Plan participants’ contributions	1,272	1,170
Benefits paid	(33,648)	(33,398)
Currency translation	4,888	18,402
Settlements and other	(3,464)	1,751

Fair value of plan assets at end of period	$450,513	$408,882

Reconciliation of funded status:
Benefit obligation at end of period	$643,173	$665,058
Fair value of plan assets at end of period	450,513	408,882
Funded status	(192,660)	(256,176)
Contributions after measurement date	7,647	8,273

Net amount recognized at end of period	$(185,013)	$(247,903)

Amounts recognized in Statement of Financial Position:
Noncurrent other assets	$17,390	$880
Accrued expenses	(10,486)	(9,468)
Noncurrent retirement obligations	(191,917)	(239,315)

Net amount recognized at end of period	$(185,013)	$(247,903)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$289	$264
Net actuarial (gain)	(62,107)	(16,415)

Net amount recognized in accumulated other comprehensive (income) loss:	$(61,818)	$(16,151)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Post-Retirement Benefits:

	Fiscal Year Ended
	March 31, 2008	March 31, 2007
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$27,051	$30,149
Service cost	203	167
Interest cost	1,420	1,487
Actuarial (gain) loss	20	(1,817)
Plan participants’ contributions	141	166
Benefits paid	(2,384)	(3,247)
Plan amendments	(4,213)	—
Currency translation	798	146

Benefit obligation at end of period	$23,036	$27,051

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	2,243	3,081
Plan participants’ contributions	141	166
Benefits paid	(2,384)	(3,247)

Fair value of plan assets at end of period	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$23,036	$27,051
Fair value of plan assets at end of period	—	—
Funded status	(23,036)	(27,051)
Contributions after measurement date	320	547

Net amount recognized at end of period	$(22,716)	$(26,504)

Amounts recognized in statement of financial position:
Accrued expenses	$(2,195)	$(2,529)
Noncurrent retirement obligations	(20,521)	(23,975)

Net amount recognized at end of period	$(22,716)	$(26,504)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$(4,213)	$—
Net actuarial loss	3,760	3,649

Net amount recognized in accumulated other comprehensive (income) loss:	$(453)	$3,649

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Post-Retirement Benefits
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Weighted-average assumptions as of:
Discount rate	6.4%	5.5%	6.2%	5.7%
Rate of compensation increase	3.8%	3.7%	n/a	n/a

	Pension Benefits		Other Post-Retirement Benefits
	FY 2009 Expense	FY 2008 Expense	FY 2009 Expense	FY 2008 Expense

Expense Assumptions:
Weighted-average assumptions for:
Discount rate	6.4%	5.5%	6.2%	5.7%
Expected return on plan assets	6.9%	6.9%	n/a	n/a
Rate of compensation increase	3.8%	3.7%	n/a	n/a

For fiscal year 2008 pension benefit expense, the Company assumed an expected weighted average return on plan assets of 6.9%. In developing this rate assumption, the Company evaluated input from third-party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

For other post-retirement benefit measurement purposes, an annual rate of 9% and 10% increase in the per capita cost of covered health care benefits was assumed for 2008 and 2007, respectively. The rate was assumed to decrease gradually to 5.1% over eight and seven years for 2008 and 2007, respectively, and remain at that level thereafter.

The following tables set forth the plans’ expenses recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(In thousands)

Components of net periodic benefit cost:
Service cost	$5,401	$9,164	$10,638
Interest cost	36,310	33,949	32,552
Expected return on plan assets	(29,525)	(24,923)	(21,179)
Amortization of: Prior service cost	21	19	—
Actuarial (gain) loss	(1,515)	(1,210)	—

Net periodic benefit cost(a)	$10,692	$16,999	$22,011

(a)	Excludes the impact of settlement net losses of $0.6 million, in fiscal 2006 and curtailment net (gains) of ($0.8) million in fiscal 2006.

(b)	$2.8 million of income will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2009 relating to the Company’s pension plans.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Post-Retirement Benefits
	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(In thousands)

Components of net periodic benefit cost:
Service cost	$203	$167	$101
Interest cost	1,420	1,487	1,573
Amortization of actuarial loss	19	84	208

Net periodic benefit cost	$1,642	$1,738	$1,882

(a)	$0.2 million of expense will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2009 relating to the Company’s other post retirement benefit plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $483.2 million, $476.7 million and $273.6 million, respectively, as of March 31, 2008 and $492.6 million, $484.2 million and $241.1 million, respectively, as of March 31, 2007.

The accumulated benefit obligation for the Company’s pension plans was $609.3 million as of March 31, 2008. Expected future benefit payments are as follows:

		Other Post-
		Retirement
		Gross Expected
Fiscal Year	Pension Benefits	Benefit Payments
	(In thousands)

2009	39,374	2,195
2010	37,455	2,167
2011	37,714	2,202
2012	38,778	2,078
2013	40,276	2,024
2014 to 2018	222,187	9,655

The asset allocation for the Company’s pension plans at March 31, 2008, and the long-term target allocation, by asset category, are as follows:

	Target
	Allocation	Percentage of Plan Assets at Year End
Asset Category	2009	2008	2007

Equity securities	62%	61%	65%
Fixed income securities	36%	36%	31%
Real estate and other	1%	1%	1%
Cash	1%	2%	3%

Total	100%	100%	100%

The Company invests in a diversified portfolio of investments consisting almost entirely of equity and fixed income securities. The equity portfolio includes direct and indirect interests in both U.S. and global equity securities, both in developed and emerging market companies. The fixed income portfolio is primarily U.S. and global high-quality bond funds.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fiscal 2009 pension plan contributions are $41.8 million and other post-retirement contributions are $2.2 million.

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company’s U.S. plans are currently significantly under-funded. Based on current assumptions and regulatory requirements, the Company’s minimum future cash contribution requirements for its U.S. plans are expected to remain relatively high for the next few fiscal years. On November 17, 2004, the Company received written notification of a tentative determination from the Internal Revenue Service granting a temporary waiver of its minimum funding requirements for its U.S. plans for calendar years 2003 and 2004, amounting to approximately $50.0 million. The temporary waiver provides for deferral of the Company’s minimum contributions for those years to be paid over a subsequent five-year period through 2010.

The Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $60.0 million to $137.0 million from fiscal 2009 to fiscal 2013, including $21.4 million in fiscal 2009.

The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $104.4 million from fiscal 2009 to fiscal 2013, including $20.4 million in fiscal 2009. In addition, the Company expects that cumulative contributions to its other post retirement benefit plans will total approximately $10.7 million from fiscal 2009 to fiscal 2013, including $2.2 million in fiscal 2009.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$192	$157
Effect on the postretirement benefit obligation	$2,273	$1,920

(9)	STOCK BASED COMPENSATION PLANS

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

On August 30, 2005, the stockholders approved the 2004 Stock Incentive Plan (the “2004 Plan”) to provide incentives and awards to employees and directors of the Company as well as certain consultants. Under the Plan, all employees are eligible to receive awards. The 2004 Plan permits the granting of stock options, restricted stock, restricted stock units, and performance awards. The maximum number of shares that the Company may issue is 7.1 million for all awards, but not more than 1.9 million shares as restricted stock or restricted stock units.

Under the terms of the 2004 Plan, stock options are generally subject to a three-year vesting schedule, and generally expire 10 years from the option grant date. Restricted stock and restricted stock units are generally subject to a five-year vesting schedule. In addition, as part of their annual compensation, each non-employee member of the Company’s Board of Directors receives stock options as well as restricted stock and restricted stock units. These awards are generally 100% vested one year after the grant date, but restricted

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock units are generally not deliverable until the director has completed his or her service on the board. The vesting schedules for the awards are subject to certain change in control provisions, including full vesting if an employee is terminated within 12 months of a change in control.

Total compensation cost related to stock compensation plans was $5.5 million and $2.5 million for fiscal 2008 and 2007, respectively. As of March 31, 2008, total compensation cost related to non-vested awards not yet recognized in the Company’s Consolidated Financial Statements was $10.6 million, which is expected to be recognized over a weighted average period of 1.9 years.

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

	For the Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006

Weighted average fair value	$3.99	$3.66	$2.42
Expected volatility	53% to 57%	64% to 77%	75%
Risk-free interest rates	4.4% to 5%	4.5% to 4.9%	4.1% to 4.7%
Expected term of options	5.5 to 6.5 years	5.5 to 6.5 years	10 years

The following is a summary of stock option activity:

			Weighted Average
	Number of Stock	Weighted Average	Remaining
	Options	Exercise Price	Contractual Life
	(In thousands)

Shares under option:
Outstanding at March 31, 2005	486	$15.72	9.6 years
Granted	1,059	$6.63
Forfeited	(225)	$13.39

Outstanding at March 31, 2006	1,320	$8.83	9.3 years

Granted	2,140	$4.89
Forfeited	(307)	$7.84

Outstanding at March 31, 2007	3,153	$6.25	9.2 years

Granted	77	$7.39
Forfeited	(110)	$6.96
Exercised	(38)	$9.57

Outstanding at March 31, 2008	3,082	$6.28	8.2 years

Vested and Exercisable at:
March 31, 2008	1,521	$7.10	7.9 years
March 31, 2007	482	$9.53	8.2 years
March 31, 2006	114	$15.67	8.6 years

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to April 1, 2006, the Company accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which only required the Company to disclose the pro forma effects of stock option plans on a net income (loss) and earnings (loss) per share basis as provided by SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company did not recognize compensation expenses in fiscal periods ended prior to April 1, 2006 with respect to options that had an exercise price equal to the fair market value of the Company’s common stock on the date of the grant. Had stock option related compensation expense for these periods been recognized in the Consolidated Financial Statements based on fair value at the grant date, the Company’s net loss and loss per share would have been the pro forma amounts indicated below:

Fiscal Year Ended
March 31, 2006
(In thousands, except
per share data)

Net loss as reported	$(172,732)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(819)

Pro forma net loss	$(173,551)

Basic and diluted net loss per share
As reported	$(6.72)
Pro forma	$(6.75)

Restricted Stock Awards

During the fiscal years ended March 31, 2008, 2007, and 2006, 0.1 million, 1.1 million, and 0.5 million shares of restricted stock and/or restricted stock units, respectively, were approved to be granted to certain eligible employees.

Restricted stock transactions during the fiscal year ended March 31, 2008 were as follows:

	Number of	Weighted-Average
	Shares	Fair Value
	(Thousands)

Outstanding (non-vested) at March 31, 2007	1,385	$5.80

Granted	94	$7.77
Vested	(369)	$5.36
Forfeited	(64)	$5.42

Outstanding (non-vested) at March 31, 2008	1,046	$6.15

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	INCOME TAXES

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of income/(loss) before income taxes and minority interest, and the provision for income taxes are as follows:

	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(In thousands)

Income/(loss) before income taxes and minority interest:
U.S.	$58,570	$(30,210)	$(90,639)
Foreign	(14,081)	(69,004)	(65,602)

	$44,489	$(99,214)	$(156,241)

Income tax provision:
Current
U.S.	$1,093	$191	$637
Foreign	15,228	11,942	15,361

	16,321	12,133	15,998

Deferred
U.S.	(24,967)	—	—
Foreign	19,532	(6,350)	(36)

	(5,435)	(6,350)	(36)

Total provision	$10,886	$5,783	$15,962

Major differences between the federal statutory rate and the effective tax rate are as follows:

	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(In thousands)

Federal statutory rate	35.0%	35.0%	35.0%
Loss on liquidation	—	—	(2.8)
I/C debt forgiveness	—	—	20.0
Thin cap disallowance	0.5	(11.3)	(2.5)
Dividend income	1.9	(0.1)	—
Change in tax rate	31.4	1.0	—
Increase in uncertain tax positions	2.5	—	—
Local tax provision	12.0	0.1	(0.7)
Increase (decrease) in valuation allowances	(19.2)	(46.9)	(61.4)
Revaluation of warrants	2.3	(1.1)	2.0
Rate differences on foreign subsidiaries	(46.4)	17.2	3.7
Refund of previously paid taxes	—	3.9	—
Other, net	4.5	(3.6)	(3.5)

Effective tax rate	24.5%	(5.8)%	(10.2)%

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31, 2008	March 31, 2007
	(In thousands)

Deferred tax assets:
Operating loss and tax credit carry-forwards	$273,726	$321,939
Compensation reserves	39,288	64,632
Environmental reserves	12,504	12,856
Warranty	14,282	13,207
Purchase commitments	2,494	4,781
Other	22,001	42,576
Valuation allowance	(184,640)	(321,001)

	179,655	138,990

Deferred tax liabilities:
Property, plant and equipment	(61,496)	(37,625)
Foreign Exchange	(21,635)	(3,553)
Intangible assets	(52,840)	(53,008)

	(135,971)	(94,186)

Net deferred tax assets	$43,684	$44,804

The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31, 2008	March 31, 2007
	(In thousands)

Current asset	$36,853	$19,030
Noncurrent asset	51,238	67,006
Noncurrent liability	(44,407)	(41,232)

	$43,684	$44,804

As of March 31, 2008 the Company has net operating loss carry-forwards (“NOLs”) for U.S. and state income tax purposes of $128.6 million. These loss carry-forwards will expire in years 2009 through 2027. The Company determined that a Sec. 382 ownership change occurred during the fiscal year ending March 31, 2007 related to the September 2007 rights offering (see Note 16). IRC Sec. 382 places annual limits on the amount of the Company’s U.S. and state NOLs that may be used to offset future taxable income. The Company has calculated its annual Sec. 382 limitation on U.S. and state losses incurred prior to September 15, 2006 to approximate $5.0 million over the next nineteen years.

At March 31, 2008, certain of the Company’s foreign subsidiaries have NOLs for income tax purposes of approximately $952.5 million, of which approximately $176.5 million expire in fiscal years 2009 through 2022. The remaining NOLs are available for carry-forward indefinitely.

During the quarter ended March 31, 2008, the Company determined that realization of its U.S. federal and state loss carryforwards and deductible temporary differences had met the more likely than not standard established in FASB Statement No. 109 “Accounting for Income Taxes”. Therefore, a previously recognized valuation allowance of $25.0 million was released, reducing the Company’s tax expense.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation allowances have been recognized in certain foreign tax jurisdictions to reduce the deferred tax assets for NOLs and temporary differences for which it is more likely than not that the related tax benefits will not be realized. In other jurisdictions (primarily the U.S., Germany and Australia), the Company’s net deferred tax assets include NOLs and temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. The Company has implemented certain tax planning strategies in prior years to utilize a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining deferred tax assets.

As of March 31, 2008, the Company had not provided for withholding or U.S. Federal income taxes on current year undistributed earnings of certain other foreign subsidiaries since such earnings are expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards. As of March 31, 2008 and 2007, the Company had approximately $120.5 million and $93.0 million, respectively, of undistributed earnings in its foreign subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2005.

With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2002. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.

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

The beginning and ending amount of unrecognized tax benefit reconciles as follows:

Balance, April 1, 2007	$63,150
Increases for tax positions taken during current period	10,659
Increases for currency fluctuation on tax positions	9,527

Balance March 31, 2008	$83,336

The amount, if recognized, that would affect the Company’s effective tax rate at April 1, 2007, and March 31, 2008 is $22.7 million and $26.6 million, respectively. Included in the balance of unrecognized tax benefits at April 1, 2007 and March 31, 2008 are $3.0 million and $7.3 million of tax benefits, respectively, that if recognized, would result in a decrease to long term intangibles recorded in fresh start accounting.

The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At April 1, 2007 and March 31, 2008, before any tax benefits, the Company had $3.1 million and $3.7 million , respectively, of accrued interest and penalties on unrecognized tax benefits.

During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitations for a tax year in which the Company has recorded uncertain tax benefits will occur in the next twelve months. The removal of these uncertain tax benefits would affect the Company’s effective tax rate by $4.5 million.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 20, 2008, the Company made its sixteenth distribution of new common stock and warrants for disputed general unsecured claims. Based on information available as of June 3, 2008, approximately 11.2% of new common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.

Private Party Lawsuits and other Legal Proceedings

In 2003, the Company served notices to reject certain executory contracts with EnerSys, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of the executory contracts, including the Trademark License. In 2006, the Court granted the Company’s request to reject the contracts , and it ordered a two-year transition period. EnerSys appealed those rulings. Because the Bankruptcy Court authorized rejection of the Trademark License, as with other executory contracts at issue, EnerSys will have a pre-petition general unsecured claim relating to the alleged damages arising therefrom. The Company reserves the ability to consider payment in cash of some portion of any settlement or ultimate award on EnerSys’ claim of alleged rejection damages.

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17.0 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice. The defendants filed an answer and counterclaim. In, 2002, the Court authorized discovery to proceed as to all parties except the Company. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois. In February 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. In November 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. The Bankruptcy Court denied PDH’s motion to reconsider. In an order dated March 22, 2007, the U.S. District Court for the District of Delaware denied PDH’s appeal in its entirety, affirming the Orders of the Bankruptcy Court. PDH has noticed its appeal of this Order to the United States Court of Appeals for the Third Circuit

In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by the Company under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims the Company was obligated to replace. The Company’s answer contested the amounts claimed by PDH and the Company filed a counterclaim. Although this action has been consolidated with the Cook County suit concerning GNB’s cash assets, the claims relating to this action have been transferred to the U.S. Bankruptcy Court for the District of Delaware and are currently subject to a stay injunction by that court. The Company plans to vigorously defend itself and pursue its counterclaims.

From 1957 to 1982, CEAC, the Company’s principal French subsidiary, operated a plant using crocidolite asbestos fibers in the formation of battery cases, which, once formed, encapsulated the fibers. Approximately 1,500 employees worked in the plant over the period. Since 1982, the French governmental agency responsible for worker illness claims received 64 employee claims alleging asbestos-related illnesses. For some of those claims, CEAC is obligated to and has indemnified the agency in accordance with French law for approximately $0.4 million in calendar 2004. In addition, CEAC has been adjudged liable to indemnify the agency for

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $0.1 million during the same period for the dependents of four such claimants. The Company was not required to indemnify or make any payments in calendar years 2005 and 2006, but has been adjudged liable to indemnify the agency for approximately $0.3 million in calendar 2007. Although the Company cannot predict the number or size of any future claims, the Company does not believe resolution of the current or any future claims, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

United States District Judge Mary L. Cooper consolidated the Aviva Partners and Jarman cases under the Aviva Partners v. Exide Technologies, Inc. caption. In 2006 Plaintiffs filed their consolidated amended complaint in which they reiterated the claims described above but purported to state a claim on behalf of those who purchased the Company’s stock between May 5, 2004 and May 17, 2005. On March 13, 2007, the Court denied the Company’s motions to dismiss. Discovery in this litigation is proceeding and is expected to continue throughout the remainder of 2008. No trial date has been set in this matter.

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

Environmental Matters

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational health, and safety laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at 100 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35.0 million, as described in more detail below. The EPA has provided summaries of past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA. To the extent

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.

The Company is also involved in the assessment and remediation of various other properties, including certain Company-owned or operated facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate legal authorities. Where probable and reasonably estimable, the costs of such projects have been accrued by the Company, as discussed below. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies with respect to these currently or formerly owned or operating locations. While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, the Company does not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2008 and March 31, 2007, the amount of such reserves on the Company’s Consolidated Balance Sheets was approximately $39.1 million and $34.7 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.

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

Guarantees

At March 31, 2008, the Company had outstanding letters of credit with a face value of $46.3 million and surety bonds with a face value of $5.6 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2008, pursuant to the terms of the agreement, totaled approximately $4.1 million.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s European subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2008, bank guarantees with a face value of $17.4 million were outstanding.

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

A reconciliation of changes in the Company’s sales returns and allowances liability follows (in thousands):

Balance at March 31, 2007	$48,526
Accrual for sales returns and allowances	63,464
Settlements made (in cash or credit) and currency translation	(54,233)

Balance at March 31, 2008	$57,757

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2008, are:

Fiscal Year	Operating	Capital
	(In thousands)

2009	$31,621	$8,438
2010	21,325	9,906
2011	14,099	5,913
2012	9,973	5,769
2013	6,681	3,571
Thereafter	8,888	4,141

Total minimum payments	$92,587	37,738

Less — Interest on capital leases		6,230

Total principal payable on capital leases (included in Long-term debt)		$31,508

Rent expense amounted to $55.9 million, $55.6 million, and $58.0 million, for the fiscal years ended March 31, 2008, 2007, and 2006, respectively.

(12)	RESTRUCTURING

During fiscal 2008, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended March 31, 2008, the Company recognized restructuring charges of $10.5 million, representing $4.5 million for severance and $6.0 million for related closure costs. These charges resulted from actions completed during fiscal 2008, which related to continued consolidation efforts in Industrial Energy Europe and ROW segment, corporate, and Transportation Europe and ROW segment. Approximately 80 positions have been eliminated in connection with the fiscal 2008 restructuring activities. The following is a summary of restructuring reserve movements:

		Closure
	Severance	Costs	Total
	(In thousands)

Balance, March 31, 2005	$27,018	$9,137	$36,155
Charges	14,392	7,322	21,714
Payments and Currency Translation	(34,637)	(13,434)	(48,071)

Balance, March 31, 2006	6,773	3,025	9,798
Charges	15,056	9,427	24,483
Payments and Currency Translation	(19,969)	(8,649)	(28,618)

Balance, March 31, 2007	1,860	3,803	5,663
Charges	4,530	5,977	10,507
Payments and Currency Translation	(4,602)	(6,498)	(11,100)

Balance, March 31, 2008	$1,788	$3,282	$5,070

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

The following tables provide additional detail of specific restructuring actions taken during each of the fiscal periods covered in the table above:

	Severance	Closure
Fiscal 2008	Costs	Costs	Totals
	(In thousands)

Shreveport, LA (Transportation Americas)	$20	$1,515	$1,535
Transportation Americas	—	651	651
Industrial Americas	—	1,116	1,116
Nanterre, France	316	1,230	1,546
Casalnuovo, Italy	—	850	850
Azuqueca, Alcobendas, & Manzanares, Spain	1,071	127	1,198
Headcount Reductions (Transportation Europe and ROW)	1,971	374	2,345
European Headcount Reductions (including Corporate)	184	130	314
Headcount Reductions (Industrial Energy Europe and ROW)	968	(16)	952

Total	$4,530	$5,977	$10,507

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Severance	Closure
Fiscal 2007	Costs	Costs	Totals
	(In thousands)

U.S. Headcount Reductions (including Corporate)	$44	$7	$51
Closure of Shreveport, LA (Transportation Americas)	3,992	4,592	8,584
Industrial Americas	(214)	877	663
Nanterre, France	758	122	880
Casalnuovo, Italy	36	1,687	1,723
Headcount Reductions (Transportation Europe and ROW)	5,383	1,367	6,750
European Headcount Reductions (including Corporate)	416	19	435
Headcount Reductions (Industrial Energy Europe and ROW)	4,641	756	5,397

Total	$15,056	$9,427	$24,483

	Severance	Closure
Fiscal 2006	Costs	Costs	Totals
	(In thousands)

U.S. Headcount Reductions (including Corporate)	$1,930	$216	$2,146
Nanterre, France	234	2,711	2,945
Closure of Kankakee, IL (Industrial Americas)	1,228	1,570	2,798
Casalnuovo, Italy	2,004	2,670	4,674
Headcount Reductions (Transportation Europe and ROW)	2,953	317	3,270
European Headcount Reductions (including Corporate)	3,135	—	3,135
Headcount Reductions (Industrial Energy Europe and ROW)	2,908	(162)	2,746

Total	$14,392	$7,322	$21,714

(13)	EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share for the fiscal years ended March 31, 2008, 2007, and 2006 are summarized as follows:

	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(In thousands)

Net income (loss)	$32,059	$(105,879)	$(172,732)

Basic weighted average shares outstanding	68,306	44,604	25,718

Effect of dilutive securities:
Employee stock options	678	—	—
Employee restricted stock awards (non-vested)	300	—	—

	978	—	—

Diluted weighted average shares outstanding	69,284	44,604	25,718

Basic earnings (loss) per share:	$0.47	$(2.37)	$(6.72)

Diluted earnings (loss) per share:	$0.46	$(2.37)	$(6.72)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the fiscal year ended March 31, 2008, 451,227 stock options and all 6,674,157 outstanding warrants were excluded from the diluted earnings per share calculation because their exercise prices were greater than the market price of the related common stock for the period, and their inclusion would be anti-dilutive. The dilutive impact of the remaining options was included in the calculation of diluted earnings per share. In addition, 3,641,465 shares associated with the assumed conversion of convertible debt were excluded because their effect would be antidilutive.

Due to net losses for the fiscal years ended March 31, 2007 and 2006, certain potentially dilutive shares associated with convertible debt, employee stock options, restricted stock (unvested), restricted stock unit awards, and warrants have been excluded from the diluted loss per share calculation because their effect would be anti-dilutive. As of March 31, 2007 and 2006, the total amount of outstanding securities which were excluded from the net loss per share calculation consisted of 3,584,226 and 3,454,231 shares associated with convertible debt (assuming conversion), 3,153,361 and 1,320,063 employee stock options, 1,268,100 and 424,006 restricted stock awards, and warrants to purchase 6,621,161 and 6,250,000 shares of common stock, respectively.

In connection with the closing of the $91.7 million rights offering in September 2007, the Company issued a total of 14 million shares of its common stock. At the expiration of the rights offering, the fair value of the Company’s common stock was greater than the rights offering’s $6.55 per share subscription price. Accordingly, basic and diluted loss per share have been restated for the fiscal year ended March 31, 2007, and 2006, to reflect stock dividends of 246,506 and 142,134 shares, respectively, of the Company’s common stock.

(14)  INTEREST EXPENSE, NET

Interest income of $1.8 million, $1.6 million, and $1.0 million, is included in interest expense, net for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

(15)	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consist of:

	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(In thousands)

Net (gain) loss on asset sales	$(238)	$18,622	$8,044
Equity income	(481)	(1,256)	(1,881)
Currency (gain) loss	(40,782)	(11,635)	11,280
Loss on revaluation of foreign currency forward contract	—	—	(1,081)
Loss (gain) on revaluation of warrants(a)	2,975	3,234	(9,125)
Other	(543)	671	(3,553)

	$(39,069)	$9,636	$3,684

(a)	The warrants entitle the holders to purchase up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. In accordance with Emerging Issues Task Force abstract (“EITF”) 00-19 and Statement of Financial Accounting Standards 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	RIGHTS OFFERING

On September 28, 2007, the Company completed a $91.7 million rights offering that it had commenced on August 28, 2007, allowing the Company’s stockholders to purchase additional shares of common stock. In connection with the rights offering, the Company issued 14 million shares of its common stock. Each stockholder received one subscription right for each share of common stock it owned on the record date of August 30, 2007. Each subscription right included a basic subscription privilege entitling the stockholder to purchase 0.22851 shares of common stock at the cash price of $6.55 per full share, subject to adjustment to eliminate fractional shares. Stockholders that fully exercised their basic subscription privileges were also entitled to exercise an over-subscription privilege to purchase one-half of their pro rata share of the unsubscribed shares of the Company’s common stock at the same subscription price of $6.55 per full share, subject to adjustment to eliminate fractional shares.

(17)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable — the carrying amounts of these items are a reasonable estimate of their fair values.

•	Long-term receivables — the carrying amounts of these items are a reasonable estimate of their fair value.

•	Short-term borrowings — Borrowings under miscellaneous line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amounts of these line of credit arrangements are a reasonable estimate of their fair value.

•	Derivative instruments — the carrying amount of the Company’s interest rate swap agreement is based on quotes from active markets for instruments of this type, and is a reasonable estimate of its fair value.

•	Long-term debt — Borrowings by foreign subsidiaries have variable rates that reflect currently available terms and conditions for similar debt.

The carrying values and estimated fair values of these obligations are as follows:

	March 31, 2008		March 31, 2007
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Senior Secured Credit Facility	$309,514	$275,467	$297,263	$310,640
Senior Secured Notes due 2013	290,000	271,150	290,000	297,800
Convertible Senior Subordinated Notes due 2013	60,000	55,440	60,000	51,882

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	SEGMENT INFORMATION

The Company reports its results in four business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas and Industrial Energy Europe and ROW. The Company will continue to evaluate its reporting segments pending future organizational changes that may take place.

The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.

Transportation markets include original-equipment and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles. Industrial markets include batteries for telecommunications systems, fuel-cell load leveling, electric utilities, railroads, uninterruptible power supply (UPS), lift trucks, mining and other commercial vehicles.

The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups. Costs of shared services and other corporate costs are not allocated or charged to the business groups.

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Fiscal Year Ended March 31, 2008
	Transportation		Industrial
		Europe		Europe
		and		and	Other
	Americas	ROW	Americas	ROW	(a)	Consolidated
	(In thousands)

Net sales	$1,126,388	$1,156,007	$301,562	$1,112,714	$—	$3,696,671
Gross profit	209,395	146,565	77,561	162,063	(2,394)	593,190
Income (loss) before reorganization items, income taxes, and minority interest	78,886	30,265	38,033	17,903	(116,776)	48,311
Depreciation and amortization	29,930	27,597	8,876	28,714	6,044	101,161

	For the Fiscal Year Ended March 31, 2007
	Transportation		Industrial
		Europe		Europe
		and		and	Other
	Americas	ROW	Americas	ROW	(a)	Consolidated
	(In thousands)

Net sales	$930,334	$832,219	$270,479	$906,753	$—	$2,939,785
Gross profit	165,689	93,382	60,178	153,527	—	472,776
Income (loss) before reorganization items, income taxes, and minority interest	33,134	(20,420)	21,975	8,278	(137,871)	(94,904)
Depreciation and amortization	30,727	32,895	10,102	35,962	11,330	121,016

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended March 31, 2006
	Transportation		Industrial
		Europe		Europe
		and		and	Other
	Americas	ROW	Americas	ROW	(a)	Consolidated
	(In thousands)

Net sales	$913,317	$810,894	$274,976	$820,689	$—	$2,819,876
Gross profit	97,092	102,680	53,153	153,906	—	406,831
Income (loss) before reorganization items, income taxes, and minority interest	(6,080)	24,396	8,846	39,696	(216,941)	(150,083)
Depreciation and amortization	29,720	31,567	10,869	33,107	17,166	122,429

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain, and (gain) loss on revaluation of warrants. In fiscal 2008, other also includes a $21.3 million loss on early extinguishment of debt and $2.4 million for environmental remediation costs for a previously closed facility.

Geographic information is as follows:

	Revenues from External Customers
	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(In thousands)

United States	$1,527,222	$1,296,833	$1,103,453
France	324,747	224,219	204,839
Germany	509,967	376,142	348,435
UK	120,766	120,589	153,396
Italy	265,244	197,449	170,305
Spain	317,401	244,072	228,225
Poland	153,133	99,251	71,271
Other	478,191	381,230	539,952

Total	$3,696,671	$2,939,785	$2,819,876

	Long-Lived Assets
	2008	2007
	(In thousands)

United States	$240,998	$251,602
France	46,793	55,318
Germany	76,307	73,790
UK	29,573	36,596
Portugal	43,733	40,963
Italy	60,488	52,230
Spain	94,416	86,780
Poland	20,707	17,778
Other	36,511	33,958

Total	$649,526	$649,015

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations:

	For the Fiscal Year Ended March 31, 2008
	First	Second	Third	Fourth
	(In thousands, except per share data)

Net sales	$762,387	$861,942	$1,042,047	$1,030,295
Gross profit	118,669	130,348	165,833	178,340
Net (loss) income	$(35,682)	$(14,829)	$19,309	$63,261
(Loss) earnings per share:
Basic	$(0.58)	$(0.24)	$0.26	$0.84
Diluted	$(0.58)	$(0.24)	$0.25	$0.80

	For the Fiscal Year Ended March 31, 2007
	First	Second	Third	Fourth
	(In thousands, except per share data)

Net sales	$683,190	$680,299	$769,743	$806,553
Gross profit	109,679	105,402	129,705	127,990
Net loss	$(37,896)	$(35,109)	$(11,244)	$(21,630)
Basic and diluted loss per share	$(1.51)	$(1.16)	$(0.18)	$(0.36)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Schedule II

	Balance at	Additions	Deductions/		Balance
	Beginning	Charged to	Charge-		at End
	of Period	Expense	offs	Other(1)	of Period
	(In thousands)

Allowance for Doubtful Accounts
Fiscal year ended:
March 31, 2006	$22,471	4,116	(3,378)	(1,572)	$21,637

March 31, 2007	$21,637	9,096	(4,023)	1,914	$28,624

March 31, 2008	$28,624	5,974	(5,723)	4,755	$33,630

Valuation Allowance on Deferred Tax Assets
Fiscal year ended:
March 31, 2006	$597,500	48,905	(339,642)	(6,045)	$300,718

March 31, 2007	$300,718	38,949	(39,661)	20,995	$321,001

March 31, 2008	$321,001	13,952	(69,651)	(80,662)	$184,640

(1)	Primarily the impact of foreign currency translation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and Board of Directors of
Exide Global Holdings Netherlands C.V.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of Exide Global Holdings Netherlands C.V., a wholly-owned subsidiary of Exide Technologies, and its subsidiaries (the Company) at March 31, 2008 and 2007, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Atlanta, Georgia
June 5, 2008

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(In thousands)

NET SALES
Net customer sales	$2,311,652	$1,776,894	$1,672,430
Net affiliate sales	67,735	51,377	46,359
COST OF SALES
Customer sales	1,989,913	1,526,405	1,402,957
Affiliate sales	67,735	51,377	46,359

Gross profit	321,739	250,489	269,473

EXPENSES:
Selling, marketing and advertising	180,834	165,504	160,979
General and administrative	101,289	96,024	99,601
Restructuring	7,218	15,183	16,770
Other (income) expense, net	(14,359)	5,749	(3,479)
Interest expense, net	50,706	39,609	34,445
Loss on early extinguishment of debt	10,674	—	—

	336,362	322,069	308,316

Loss before reorganization items, income taxes, and minority interest	(14,623)	(71,580)	(38,843)
DEBT FORGIVENESS ADJUSTMENTS	—	—	(6,702)
INCOME TAX PROVISION	34,511	5,631	14,775
MINORITY INTEREST	1,544	882	529

Net loss	$(50,678)	$(78,093)	$(47,445)

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$55,247	$43,653
Receivables, net of allowance for doubtful accounts of $26,273 and $20,178, respectively	618,589	495,788
Receivables from affiliates	21,977	15,151
Inventories	383,205	258,078
Prepaid expenses and other	9,494	9,690
Deferred financing costs, net	1,940	1,077
Deferred income taxes	12,669	11,727

Total current assets	1,103,121	835,164

Property, plant and equipment, net	407,448	396,242

Other assets:
Other intangibles, net	149,280	132,621
Investments in affiliates	3,736	1,605
Deferred financing costs, net	6,380	3,250
Deferred income taxes	49,563	68,806
Other	35,433	12,714

Total other assets	244,392	218,996

Total assets	$1,754,961	$1,450,402

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$22,719	$13,951
Current maturities of long-term debt	7,103	3,964
Accounts payable	343,028	262,201
Payables to affiliates	45,055	26,862
Accrued expenses	225,317	201,499

Total current liabilities	643,222	508,477
Long-term debt	199,427	186,360
Notes payable to affiliates	253,342	150,838
Noncurrent retirement obligations	160,350	161,288
Deferred income tax liability	31,100	28,668
Other noncurrent liabilities	54,811	29,205

Total liabilities	1,342,252	1,064,836

Commitments and contingencies	—	—
Minority interest	18,772	14,560

EQUITY
Partners’ capital	739,692	739,692
Accumulated deficit	(501,042)	(446,832)
Accumulated other comprehensive income	155,287	78,146

Total equity	393,937	371,006

Total liabilities and equity	$1,754,961	$1,450,402

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated Other Comprehensive Income (Loss)
			Defined	Derivatives	Cumulative
	Partners’	Accumulated	Benefit	Qualifying as	Translation	Comprehensive
	Capital	Deficit	Plans	Hedges	Adjustment	Income (Loss)
	(In thousands)

Balance at March 31, 2005	$739,692	$(321,294)	$(3,814)	$—	$19,826

Net loss		(47,445)	—	—	—	$(47,445)
Minimum pension liability adjustment, net of tax of $315	—	—	(2,349)	—	—	(2,349)
Translation adjustment	—	—	—	—	(14,812)	(14,812)

Comprehensive loss						$(64,606)

Balance at March 31, 2006	$739,692	$(368,739)	$(6,163)	$—	$5,014

Net loss	—	(78,093)	—	—	—	$(78,093)
Minimum pension liability adjustment, net of tax of $1,779	—	—	3,314	—	—	3,314
Increase in accumulated other comprehensive income (loss) to reflect the adoption of FAS 158	—	—	28,112	—		—
Translation adjustment	—	—	—	—	47,869	47,869

Comprehensive loss						$(26,910)

Balance at March 31, 2007	$739,692	$(446,832)	$25,263	$—	$52,883

Net loss	—	(50,678)	—	—	—	$(50,678)
Defined benefit plans, net of tax of $5,619	—	—	27,959	—	—	27,959
Translation adjustment	—	—	—	—	50,250	50,250
Unrealized loss on derivatives	—	—	—	(1,068)	—	(1,068)

Comprehensive income	—	—	—	—	—	$26,463

Cumulative effect of the adoption of Fin 48	—	(3,532)	—	—	—

Balance at March 31, 2008	$739,692	$(501,042)	$53,222	$(1,068)	$103,133

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
	(In thousands)

Cash Flows from Operating Activities:
Net loss	$(50,678)	$(78,093)	$(47,445)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities —
Depreciation and amortization	61,685	75,146	71,725
Debt forgiveness adjustments	—	—	(6,702)
Net (gain) loss on asset sales / impairments	(2,966)	10,707	(3,873)
Gain on insurance recoveries	—	—	(4,791)
Deferred income taxes	19,208	(6,137)	(2,296)
Provision for doubtful accounts	3,878	5,124	1,297
Insurance proceeds	—	—	11,144
Minority interest	1,544	882	529
Amortization of deferred financing costs	1,722	1,049	416
Loss on early extinguishment of debt	10,674	—	—
Currency (gain) loss	(9,478)	(4,620)	6,931
Changes in assets and liabilities —
Receivables	(21,604)	(6,401)	49,023
Inventories	(68,169)	23,216	(11,791)
Prepaid expenses and other	1,467	9,357	(13,508)
Payables	31,538	(21,438)	5,862
Accrued expenses	1,242	(25,177)	(34,146)
Noncurrent liabilities	(8,325)	(11,524)	7,699
Other, net	(21,791)	17,580	11,391

Net cash (used in) provided by operating activities	(50,053)	(10,329)	41,465

Cash Flows from Investing Activities:
Capital expenditures	(27,567)	(20,098)	(34,257)
Proceeds from asset sales	6,580	3,514	19,881

Net cash used in investing activities	(20,987)	(16,584)	(14,376)

Cash Flows from Financing Activities:
Increase in short-term borrowings	4,699	1,122	10,347
Notes payable to affiliates	101,025	51,579	(11,674)
Decrease in borrowings under Senior Credit Facility	(12,055)	(7,717)	(11,819)
Settlement of foreign currency swap	—	—	(12,084)
Decrease in other debt	(1,192)	(2,274)	(3,857)
Financing costs and other	(15,164)	(239)	(4,237)

Net cash provided by (used in) financing activities	77,313	42,471	(33,324)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,321	2,580	(1,949)

Net Increase (Decrease) In Cash and Cash Equivalents	11,594	18,138	(8,184)
Cash and Cash Equivalents, Beginning of Period	43,653	25,515	33,699

Cash and Cash Equivalents, End of Period	$55,247	$43,653	$25,515

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for —
Interest	$43,651	$33,647	$24,987
Income taxes (net of refunds)	$18,337	$10,934	$9,662

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

(1)	BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of Exide Global Holding Netherlands C.V. (referred together with its subsidiaries, unless the context requires otherwise, as “EGHN” or the “Company”) and all of its majority-owned subsidiaries. The Company is a partnership that is ultimately wholly owned by Exide Technologies (referred to as “Exide” or the “Parent Company”). The Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles.

EGHN was formed on April 14, 2004 as a limited partnership under the laws of the Netherlands with the General Partner, Exide Technologies, owning 99.99% and the Limited Partner, EH International, LLC (a limited liability company, wholly owned by Exide Technologies), owning 0.01%. EGHN was formed by Exide’s contribution of its ownership interest in its then wholly owned subsidiaries Exide Holding Europe S.A. (referred to as “EHE”) and Exide Holding Asia Pte Limited (referred to as “EHA”) and its interest in a participating loan due from EHE totaling $148.4 million, including accrued interest of $25.5 million. Subsequently, Exide made additional contributions of $234.6 million in July 2004 and $140.6 million in March 2005, which the Company used to repay a portion of its senior secured credit facility. As the Company was the successor to substantially all of the business of EHE and EHA and the Company’s own operations are insignificant relative to the operations contributed, the consolidated financial statements for all periods prior to the date of formation of the Company include the consolidated financial results and position of EHE and EHA, accounted for as a merger of entities under common control.

Certain amounts of the Parent Company’s corporate expenses, including insurance, centralized legal, accounting, information technology services, treasury, internal audit, and other consulting and professional fees, have been allocated to EGHN on a basis that the Parent Company considers to be a reasonable reflection of the utilization of services provided to or the benefit received by EGHN. These services are charged to the Company in the form of a fee.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The Consolidated Financial Statements include the accounts of EGHN. and all of its majority owned subsidiaries in which the Company exercises control.

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currencies. Assets and liabilities of the Company’s subsidiaries and affiliates are translated into U.S. Dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within partnership capital or stockholders’ equity. Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” are also recorded as a component of accumulated other comprehensive income (loss). All other foreign currency gains and losses are included in other (income) expense, net. The Company recognized net foreign currency (gains) losses of ($9.5) million, ($4.6) million, and $6.9 million, in fiscal 2008, 2007 and 2006, respectively.

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

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment, and identified intangible assets. Long-lived assets (other than indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of indefinite-lived intangible assets is based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges. See Note 4 to the Consolidated Financial Statements.

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

Advertising

The Company expenses advertising costs as they are incurred.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), Business Combinations. This Statement is effective for fiscal years beginning on or after December 15, 2008 (the company’s fiscal 2010). The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008 (the Company’s fourth quarter of fiscal 2009 and fiscal 2010). The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	ACCOUNTING FOR DERIVATIVES

The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities, and requires balance sheet recognition of all derivatives as assets or liabilities, based on measurements of their fair values.

The Company does not enter into derivative contracts for trading or speculative purposes. Derivatives are used only to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive income, and subsequently recorded to earnings only as the related variability on the hedged transaction is recorded in earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in earnings immediately upon occurrence. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving fair value changes that offset the fair value changes of the assets or liabilities being hedged. Regardless of a derivative’s accounting qualification, changes in its fair value that are not offset by fair value changes in the asset or liability being hedged are considered ineffective, and are recognized in earnings immediately.

In February 2008, the Parent Company entered into an interest rate swap agreement to fix the variable component of interest on $61.2 million of EGHN’s floating rate long-term obligations at a rate of 3.45% per annum through February 27, 2011. At March 31, 2008, the fair value of the swap agreement, which is based on quotes from active markets for instruments of this type, amounted to a liability of $1.1 million, which was recorded as an unrealized loss in other comprehensive income. The Company expects to reclassify approximately $0.4 million from other comprehensive income to interest expense during fiscal 2009.

(4)	ACCOUNTING FOR INTANGIBLE ASSETS

The Company completed its most recent annual impairment assessment of intangible assets (as required under SFAS 142) effective March 31, 2008, utilizing its business plan as the basis for development of cash flows and an estimate of fair values. No adjustment of carrying values was deemed necessary.

Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames	Tradenames
	(Not Subject to	(Subject to	Customer
	Amortization)	Amortization)	Relationships	Technology	Total
	(In thousands)

As of March 31, 2008
Gross Amount	$48,581	$11,050	$91,382	$20,509	$171,522
Accumulated Amortization	—	(3,418)	(14,840)	(3,984)	(22,242)

Net	$48,581	$7,632	$76,542	$16,525	$149,280

As of March 31, 2007
Gross Amount	$41,577	$9,457	$78,268	$17,553	$146,855
Accumulated Amortization	—	(2,178)	(9,517)	(2,539)	(14,234)

Net	$41,577	$7,279	$68,751	$15,014	$132,621

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate annual amortization expense was $5.2 million, $4.9 million, and $4.6 million, for the fiscal years ended March 31, 2008, 2007, and 2006 respectively, and is expected to amount to approximately $5.2 million for each of the next five fiscal years. Intangible assets have been recorded at the proper legal entity and are subject to foreign currency fluctuations. The change in the gross amounts, shown above, from fiscal 2007 to fiscal 2008, result only from foreign currency translation. No other activity has occurred.

(5)	INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31, 2008	March 31, 2007
	(In thousands)

Raw materials	$50,605	$33,761
Work-in-process	75,833	50,191
Finished Goods	256,767	174,126

	$383,205	$258,078

(6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31, 2008	March 31, 2007
	(In thousands)

Land	$39,534	$48,803
Buildings and improvements	181,862	161,708
Machinery and equipment	429,421	373,219
Construction in progress	12,072	12,086

	662,889	595,816
Less — Accumulated depreciation	255,441	199,574

Property, plant and equipment, net	$407,448	$396,242

Depreciation expense was $55.9 million, $69.6 million, and $66.2 million, for fiscal 2008, 2007 and 2006, respectively.

(7)	OTHER ASSETS

Other assets consist of:

	March 31, 2008	March 31, 2007
	(In thousands)

Capitalized software, net	$2,860	$1,603
Loan to affiliate	1,811	3,702
Retirement plans	17,391	879
Other	13,371	6,530

	$35,433	$12,714

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	DEBT

At March 31, 2008 and 2007, short-term borrowings of $22.7 million, and $14.0 million respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. As of March 31, 2008 and 2007, the weighted average interest rate on these borrowings was 6.2%, and 5.1% respectively.

Total long-term debt at March 31, 2008 comprised the following:

March 31, 2008
(In thousands)

Senior Secured Credit Facility	$178,670
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	27,860

Total	206,530
Less-current maturities	7,103

$199,427

Total debt at March 31, 2008 was $229.2 million.

Total long-term debt at March 31, 2007 comprised the following:

March 31, 2007
(In thousands)

Senior Secured Credit Facility	$167,116
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	23,208

Total	190,324
Less-current maturities	3,964

$186,360

Total debt at March 31, 2007 was $204.3 million.

On May 15, 2007, the Parent Company and the Company entered into a $495.0 million senior secured credit facility (“Credit Agreement”) consisting of a $200.0 million asset based revolving senior secured credit facility (“Revolving Loan Facility”) and a $295.0 million Term Loan (“Term Loan”). The proceeds of the Credit Agreement were used to fully pay off the Company’s previous facility. The Company recorded a loss on the early extinguishment of debt of $10.7 million. Availability for Exide under the Revolving Loan Facility and other loan facilities was $136.4 million and $7.5 million, respectively as of March 31, 2008. At March 31, 2008 and 2007, weighted average interest on the Credit Agreement was 6.7% and 11.1%, respectively.

The Company’s variable rate debt at March 31, 2008 and March 31, 2007 was $201.4 million and $181.1 million, respectively. As discussed in Note 3, in February 2008, the Parent Company entered into an interest rate swap agreement to fix the variable interest component of $61.2 million of EGHN’s floating rate long-term obligations at a rate of 3.45% per annum through February 27, 2011. None of the Company’s variable rate debt was hedged at March 31, 2007.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual principal payments required under long-term debt obligations at March 31, 2008 are as follows:

Amount
(In thousands)

2009	$1,759
2010	1,685
2011	1,685
2012	1,685
2013	171,856
2014 and beyond	n/a

Total	$178,670

(a)	See note 11 for principal payments required under capital lease obligations.

(9)	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

European subsidiaries of the Company sponsor several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon underlying assumptions established by the Company in consultation with its actuaries. In most cases, the defined benefit plans are not funded. The Company has noncontributory defined benefit pension plans covering substantially all hourly and salaried employees in Canada. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. The Company has numerous defined contribution plans with related expense of $6.7 million, $5.4 million, and $5.3 million in fiscal 2008, 2007, and 2006, respectively.

The Company provides certain health care and life insurance benefits for a limited number of retired employees. The Company accrues the estimated cost of providing postretirement benefits during the employees’ applicable years of service.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2008 and 2007:

Pension Benefits:

	Fiscal Year Ended
	March 31, 2008	March 31, 2007
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$340,838	$304,820
Service cost	4,845	5,741
Interest cost	17,482	15,207
Actuarial (gain) loss	(45,519)	(8,297)
Plan participants’ contributions	1,272	1,170
Benefits paid	(15,459)	(14,539)
Currency translation	32,059	34,939
Settlements and other	(3,300)	1,797

Benefit obligation at end of period	$332,218	$340,838

Change in plan assets:
Fair value of plan assets at beginning of period	$175,799	$142,933
Actual return on plan assets	1,078	8,699
Employer contributions	19,958	17,384
Plan participants’ contributions	1,272	1,170
Benefits paid	(15,459)	(14,539)
Currency translation	4,888	18,402
Settlements and other	(3,464)	1,750

Fair value of plan assets at end of period	$184,072	$175,799

Reconciliation of funded status:
Benefit obligation at end of period	$332,218	$340,838
Fair value of plan assets at end of period	184,072	175,799
Funded status	(148,146)	(165,039)

Net amount recognized at end of period	$(148,146)	$(165,039)

Amounts recognized in Statement of Financial Position:
Noncurrent other assets	$17,390	$880
Accrued expenses	(10,486)	(9,468)
Noncurrent retirement obligations	(155,050)	(156,451)

Net amount recognized at end of period	$(148,146)	$(165,039)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$289	$264
Net (gain)	(56,728)	(22,704)

Net amount recognized in accumulated other comprehensive (income) loss:	$(56,439)	$(22,440)

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Post-Retirement Benefits:

	Fiscal Year Ended
	March 31, 2008	March 31, 2007
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$5,166	$4,814
Service cost	203	167
Interest cost	304	257
Actuarial (gain) loss	(335)	152
Benefits paid	(364)	(370)
Currency translation	798	146

Benefit obligation at end of period	$5,772	$5,166

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	364	370
Benefits paid	(364)	(370)

Fair value of plan assets at end of period	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$5,772	$5,166
Fair value of plan assets at end of period	—	—
Funded status	(5,772)	(5,166)
Contributions after measurement date	—	—

Net amount recognized at end of period	$(5,772)	$(5,166)

Amounts recognized in statement of financial position:
Accrued expenses	$(391)	$(329)
Noncurrent retirement obligations	(5,381)	(4,837)

Net amount recognized at end of period	$(5,772)	$(5,166)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$—	$—
Net loss	585	830

Net amount recognized in accumulated other comprehensive (income) loss:	$585	$830

	Pension Benefits		Other Post-Retirement Benefits
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

Weighted-average assumptions as of:
Discount rate	6.3%	5.0%	6.2%	5.4%
Rate of compensation increase	3.6%	3.4%	n/a	n/a

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense Assumptions:

	Pension Benefits		Other Post-Retirement Benefits
	FY 2009 Expense	FY 2008 Expense	FY 2009 Expense	FY 2008 Expense

Weighted-average assumptions for:
Discount rate	6.3%	5.0%	6.2%	5.4%
Expected return on plan assets	6.5%	6.5%	n/a	n/a
Rate of compensation increase	3.6%	3.4%	n/a	n/a

For fiscal year 2008 expense, the Company assumed an expected weighted average return on plan assets of 6.5%. In developing this rate assumption, the Company evaluated input from third-party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

For other post-retirement benefit measurement purposes, a 7.6% and 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008 and 2007, respectively. The rate was assumed to decrease gradually to 5.4% over eight and seven years for 2008 and 2007, and remain at that level thereafter.

The following tables set forth the plans’ expense recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
		(In thousands)

Components of net periodic benefit cost:
Service cost	$4,845	$5,741	$4,956
Interest cost	17,482	15,207	15,008
Expected return on plan assets	(11,877)	(10,114)	(8,297)
Amortization of: Prior service cost	21	19	—
Actuarial gain	(1,515)	(1,211)	—

Net periodic benefit cost(a)	$8,956	$9,642	$11,667

(a)	Excludes the impact of settlement net losses of $0.1 million in fiscal 2008 and $0.6 million in fiscal 2006, and curtailment net losses of $0.2 million in fiscal 2008 and gains of $0.8 million, in fiscal 2006.

$2.8 million of income will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2009 relating to the Company’s pension plans.

	Other Post-Retirement Benefits
	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
		(In thousands)

Components of net periodic benefit cost:
Service cost	$203	$167	$101
Interest cost	304	257	243
Amortization of actuarial loss	19	12	—

Net periodic benefit cost	$526	$436	$344

The measurement dates for the Company’s pension and other post-employment benefit plans were March 31, 2008 and March 31, 2007.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $172.3 million, $166.0 million and $7.1 million, respectively, as of March 31, 2008 and $168.4 million, $161.1 million and $8.0 million, respectively, as of March 31, 2007.

The accumulated benefit obligation for the Company’s pension plans was $298.6 million as of March 31, 2008. Expected future benefit payments are as follows:

		Other Post-
		Retirement
		Gross Expected
Fiscal Year	Pension Benefits	Benefit Payments
	(In thousands)

2009	$18,682	$392
2010	18,607	410
2011	18,799	438
2012	19,243	455
2013	20,149	468
2014 to 2018	112,439	2,538

The asset allocation for the Company’s pension plans at March 31, 2008 and 2007, and the target allocation for 2009, by asset category, are as follows:

	Target	Percentage of Plan Assets
	Allocation	at Year End
Asset Category	2009	2008	2007

Equity securities	58%	58%	66%
Fixed income securities	39%	36%	26%
Real estate and other	1%	2%	2%
Cash	2%	4%	6%

Total	100%	100%	100%

The Company invests in a diversified portfolio of investments consisting almost entirely of equity and fixed income securities. The equity portfolio includes direct and indirect interests in equity securities, both in developed and emerging market companies. The fixed income portfolio is primarily U.S. and global high-quality bond funds.

The estimated fiscal 2009 pension plan contributions are $20.4 million and other postretirement contributions are $0.4 million.

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$117	$89
Effect on the postretirement benefit obligation	$1,055	$836

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	INCOME TAXES

The provision for income taxes includes local, federal, and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes are as follows:

	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
		(In thousands)

Income/(loss) before income taxes and minority interest:
Netherlands	$58,386	$59,840	$31,719
Foreign	(73,009)	(131,421)	(65,366)

	$(14,623)	$(71,581)	$(33,647)

Income tax provision:
Current
Netherlands	$759	$(849)	$1,340
Foreign	14,544	12,617	15,731

	15,303	11,768	17,071

Deferred
Netherlands	1,530	3,506	368
Foreign	17,678	(9,643)	(2,664)

	19,208	(6,137)	(2,296)

Total provision (benefit)	$34,511	$5,631	$14,775

Major differences between the Netherlands federal statutory rate and the effective tax rate are as follows:

	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
		(In thousands)

Netherlands statutory rate	25.5%	30.0%	31.5%
Loss on liquidation	—	—	(11.7)
Intercompany debt forgiveness	—	—	89.6
Thin cap disallowance	(1.1)	(13.5)	(10.5)
Change in Equity Investment	1.9	(0.2)	(2.3)
Deferred Tax Reconciliation	(9.2)	(2.7)	34.1
Change in Tax Rate	(95.8)	1.3	—
Increase in Uncertain Tax Positions	(4.2)	—	—
Increase (decrease) in valuation allowances	(265.9)	(44.8)	(155.4)
Rate differences on foreign subsidiaries	128.5	18.0	29.5
Local Tax Provision	(19.4)	0.1	(3.4)
Refund of previously paid taxes	—	5.4	—
Other, net	1.2	(1.5)	(45.5)

Effective tax rate	(238.5)%	(7.9)%	(44.1)%

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31, 2008	March 31, 2007
	(In thousands)

Deferred tax assets:
Operating loss and tax credit carry-forwards	$240,041	$263,290
Compensation reserves	9,442	8,025
Warranty	3,685	3,327
Asset and other realization reserves	754	2,110
Other	7,983	26,353
Valuation allowance	(182,989)	(207,483)

	78,916	95,622

Deferred tax liabilities:
Property, plant and equipment	(13,462)	(13,046)
Foreign Exchange	(3,592)	(475)
Intangible assets	(30,730)	(30,236)

	(47,784)	(43,757)

Net deferred tax assets	$31,132	$51,865

The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31, 2008	March 31, 2007
	(In thousands)

Current asset	$12,669	$11,727
Noncurrent asset	49,563	68,806
Noncurrent liability	(31,100)	(28,668)

	$31,132	$51,865

At March 31, 2008, certain of the Parent Company’s subsidiaries have net operating loss carry-forwards for income tax purposes of approximately $944.7 million, of which approximately $168.7 million expire in fiscal years 2009 through 2022. The remaining losses are available for carry-forward indefinitely.

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

Environmental Matters

As a result of its manufacturing, distribution and recycling operations, the Company is subject to numerous federal and local environmental, occupational health and safety laws and regulations, as well as similar laws and regulations in the countries in which the Company operates (collectively, “EH&S laws”). The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of hazardous substances and hazardous wastes.

The Company is also involved in the assessment and remediation of various other properties, including certain Company-owned or operated facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate legal authorities. Where probable

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and reasonably estimable, the costs of such projects have been accrued by the Company, as discussed below. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies with respect to these currently or formerly owned or operating facilities. While the ultimate outcome of the foregoing environmental matters is uncertain, after consultation with legal counsel, the Company does not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2008 and 2007, the amount of such reserves on the Company’s consolidated balance sheet was approximately $9.0 million and $7.1 million , respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

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

Legislation has recently been proposed in the European Union which would ban lead in batteries, but with broad categories of exemptions which apply to all or nearly all of the Company’s products. It is possible that such legislation, if finalized, will impose further duties on the Company for the reclamation of lead from spent-batteries.

Guarantees

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2008, bank guarantees with a face value of $17.4 million were outstanding.

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

A reconciliation of changes in the Company’s sales returns and allowances liability follows (in thousands):

Balance at March 31, 2007	$22,768
Accrual for sales returns and allowances	31,302
Settlements made (in cash or credit) and currency translation	(24,962)

Balance at March 31, 2008	$29,108

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2008, are:

Fiscal Year	Operating	Capital
	(In thousands)

2009	$18,971	$6,261
2010	14,152	7,733
2011	9,530	3,748
2012	6,273	3,604
2013	4,328	2,411
Thereafter	3,430	4,141

Total minimum payments	$56,684	27,898

Less — Interest on capital leases		4,518

Total principal payable on capital leases (included in Long-term debt)		$23,380

Rent expense amounted to $29.9 million, $26.5 million, and $23.6 million, for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

(12)	RESTRUCTURING

During fiscal 2008, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

During the year ended March 31, 2008, the Company recognized restructuring and impairment charges of $7.2 million, representing $4.5 million for severance and $2.7 million for related closure costs. These charges resulted from actions completed during fiscal 2008, which related to consolidation efforts in the Industrial Energy Europe and ROW segment, closure costs for the Company’s Nanterre, France transportation facility, severance costs for the Company’s Spain transportation facility, corporate severance, and headcount reductions in the Transportation Europe and ROW segment,. Approximately 80 positions have been eliminated in connection with the fiscal 2008 restructuring activities. The following is a summary of restructuring reserve movements:

	Severance	Closure Costs	Total
		(In thousands)

Balance, March 31, 2005	$24,240	$7,703	$31,943
Charges	11,234	5,536	16,770
Payments and currency translation	(30,419)	(10,260)	(40,679)

Balance, March 31, 2006	5,055	2,979	8,034
Charges	11,234	3,949	15,183
Payments and currency translation	(14,695)	(3,034)	(17,729)

Balance, March 31, 2007	1,594	3,894	5,488
Charges	4,522	2,696	7,218
Payments and currency translation	(4,562)	(3,356)	(7,918)

Balance, March 31, 2008	$1,554	$3,234	$4,788

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

(13)	INTEREST EXPENSE, NET

Interest income of $1.4 million, $1.1 million, and $1.0 million, is included in Interest expense, net for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. These amounts include interest income from affiliates. See Note 16 to the Consolidated Financial Statements.

(14)	OTHER (INCOME) EXPENSE, NET

	Fiscal Year Ended
	March 31, 2008	March 31, 2007	March 31, 2006
		(In thousands)

Net loss (gain) on asset sales	$(2,966)	$10,707	$(3,873)
Equity loss	(1,372)	(1,002)	—
Currency loss (gain)	(9,478)	(4,620)	6,931
Loss on revaluation of foreign currency forward contract	—	—	(1,081)
Other	(543)	664	(5,456)

	$(14,359)	$5,749	$(3,479)

(15)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents, accounts receivable and accounts payable — the carrying amounts of these items are a reasonable estimate of their fair values.

•	Long-term receivables — the carrying amounts of these items are a reasonable estimate of their fair value.

•	Short-term borrowings — Borrowings under miscellaneous line of credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of these line of credit arrangements is a reasonable estimate of its fair value

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Derivative instruments — the carrying amount of the Company’s interest rate swap agreement is based on quotes from active markets for instruments of this type, and is a reasonable estimate of its fair value.

•	Long-term debt — Borrowings by foreign subsidiaries have variable rates that reflect currently available terms and conditions for similar debt.

The carrying values and estimated fair values of these obligations are as follows:

	March 31, 2008		March 31, 2007
		Estimated		Estimated
	Carrying Value	Fair Value	Carrying Value	Fair Value
(In thousands)

Senior Secured Credit Facility	$180,489	$160,635	$167,116	$174,636

(16)	RELATED PARTY TRANSACTIONS

The Parent Company charges EGHN certain fees. These costs are classified in the Consolidated Statements of Operations as General and administrative expenses. The cost of these functions and services has been directly charged to EGHN using a method that the Parent Company’s management believes is reasonable. Because of the relationship between the Company and the Parent Company, it is possible that the terms and costs of the services provided are not the same as those that would result from transactions among wholly unrelated parties. Fees charged during the fiscal year ended March 31, 2008, 2007 and 2006 were $6.4 million, $6.0 million, and $12.0 million, respectively.

Current intercompany balances represent commercial trading activities and other transactions in the normal course of business between EGHN and other Parent Company affiliates. Sales to Parent Company affiliates are at prices that approximate the cost of the products sold. Purchases from Parent Company affiliates during the fiscal years ended March 31, 2008, 2007 and 2006 were $45.1 million, $26.9 million, and $29.7 million, respectively. Purchases from Parent Company affiliates are at prices that include a profit margin over and above the cost of the products purchased.

Long-term intercompany balances represent financing activities between EGHN and other Parent Company affiliates. The Parent Company charges interest to EGHN based on the actual interest cost on intercompany indebtedness. At March 31, 2008 and March 31, 2007, the Company had notes payables to affiliates of $253.3 million, and $150.8 million, respectively. Interest expense related to intercompany financing arrangements and included in Interest expense, net in the Consolidated Statements of Operations for the years ended March 31, 2008, 2007 and 2006 was $19.4 million, $12.9 million, and $10.2 million, respectively.