Form 10-Q
period 2008-06-30
EXIDE TECHNOLOGIES
filed 2008-08-06
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
     As of August 1, 2008, 75,316,284 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended
	June 30, 2008	June 30, 2007
NET SALES	$971,275	$762,387
COST OF SALES	801,795	643,718

Gross profit	169,480	118,669

EXPENSES:
Selling, marketing and advertising	78,856	68,335
General and administrative	47,172	43,649
Restructuring	2,223	2,132
Other expense (income), net	7,823	(3,541)
Interest expense, net	19,225	21,352
Loss on early extinguishment of debt	—	21,342

	155,299	153,269

Income (loss) before reorganization items, income taxes, and minority interest	14,181	(34,600)
REORGANIZATION ITEMS, NET	463	442
INCOME TAX PROVISION	23,469	217
MINORITY INTEREST	560	423

Net loss	$(10,311)	$(35,682)

LOSS PER SHARE
Basic and Diluted	$(0.14)	$(0.58)

WEIGHTED AVERAGE SHARES
Basic and Diluted	75,376	61,264

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$131,501	$90,547
Receivables, net of allowance for doubtful accounts of $31,871 and $33,630	673,971	782,944
Inventories	618,044	583,593
Prepaid expenses and other	20,168	17,829
Deferred financing costs, net	5,222	5,215
Deferred income taxes	37,450	36,853

Total current assets	1,486,356	1,516,981

Property, plant and equipment, net	638,142	649,526

Other assets:
Other intangibles, net	205,010	206,283
Investments in affiliates	6,688	6,523
Deferred financing costs, net	16,787	18,071
Deferred income taxes	46,015	51,238
Other	43,898	42,774

	318,398	324,889

Total assets	$2,442,896	$2,491,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$21,688	$22,719
Current maturities of long-term debt	9,745	9,875
Accounts payable	421,297	468,240
Accrued expenses	326,408	333,092
Warrants liability	17,957	8,272

Total current liabilities	797,095	842,198
Long-term debt	680,598	683,601
Noncurrent retirement obligations	203,312	212,438
Deferred income taxes	57,511	44,407
Other noncurrent liabilities	146,490	145,642

Total liabilities	1,885,006	1,928,286

Commitments and contingencies
Minority interest	19,245	18,772

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 75,316 and 75,278 shares issued and outstanding	753	753
Additional paid-in capital	1,106,684	1,104,939
Accumulated deficit	(727,973)	(717,662)
Accumulated other comprehensive income	159,181	156,308

Total stockholders’ equity	538,645	544,338

Total liabilities and stockholders’ equity	$2,442,896	$2,491,396

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	June 30, 2008	June 30, 2007
Cash Flows From Operating Activities:
Net loss	$(10,311)	$(35,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	25,872	26,393
Unrealized loss on warrants	9,685	265
Net loss (gain) on asset sales / impairments	95	(599)
Deferred income taxes	17,152	(4,076)
Provision for doubtful accounts	(549)	1,175
Non-cash stock compensation	1,280	1,356
Reorganization items, net	463	442
Minority interest	560	423
Amortization of deferred financing costs	1,311	999
Loss on early extinguishment of debt	—	21,342
Currency gain	(1,807)	(2,518)
Changes in assets and liabilities —
Receivables	94,061	17,719
Inventories	(32,671)	(70,054)
Prepaid expenses and other	(2,301)	(2,132)
Payables	(47,505)	(5,980)
Accrued expenses	(7,449)	9,175
Noncurrent liabilities	(8,048)	(19,376)
Other, net	310	1,718

Net cash provided by (used in) operating activities	40,148	(59,410)

Cash Flows From Investing Activities:
Capital expenditures	(11,767)	(10,833)
Proceeds from sales of assets	16,425	3,427

Net cash provided by (used in) investing activities	4,658	(7,406)

Cash Flows From Financing Activities:
(Decrease) increase in short-term borrowings	(1,491)	548
(Decrease) increase in borrowings under Senior Secured Credit Facility	(779)	66,695
Common stock issuance	466	—
(Decrease) increase in other debt	(2,045)	1,956
Financing costs and other	—	(30,306)

Net cash (used in) provided by financing activities	(3,849)	38,893

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	1,052

Net Increase (Decrease) In Cash and Cash Equivalents	40,954	(26,871)
Cash and Cash Equivalents, Beginning of Period	90,547	76,211

Cash and Cash Equivalents, End of Period	$131,501	$49,340

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period —
Interest	$10,076	$11,538
Income taxes (net of refunds)	$492	$971
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(1) BASIS OF PRESENTATION
     The Condensed Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. These statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles (“GAAP”), or those disclosures normally made in the Company’s annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008 for further information.
     The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying condensed consolidated financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the periods presented.
(2) COMPREHENSIVE LOSS
     Total comprehensive loss and its components are as follows:

	For the Three Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
Net loss	$(10,311)	$(35,682)
Defined benefit plans	181	(428)
Cumulative translation adjustment	(1,217)	10,361
Derivatives qualifying as hedges	3,909	—

Total comprehensive loss	$(7,438)	$(25,749)

(3) ACCOUNTING FOR DERIVATIVES
     The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) 133 “Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities, and requires balance sheet recognition of all derivatives as assets or liabilities, based on measurements of their fair values.
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
     In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations at a rate of 3.45% per annum through February 27, 2011. At June 30, 2008, the fair value of the swap agreement, which is based on quotes from active markets for instruments of this type, amounted to an asset of $1.8 million. The swap’s increase in fair value for the three months ended June 30, 2008 amounted to $5.3 million ($3.9 million on a net-of-tax basis), and was recorded as an unrealized gain in comprehensive loss, resulting in an ending balance in accumulated other comprehensive loss of $1.9 million at June 30, 2008. The remaining amount of $0.1 million ($1.9 million versus $1.8 million), which includes amounts considered ineffective as well as effective amounts related to the current period, was recorded as a net decrease to interest expense for the three months ended June 30, 2008. The Company expects to reclassify approximately $0.4 million from accumulated other comprehensive income to interest expense during the remainder of fiscal 2009.

(4) INTANGIBLE ASSETS
     Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames	Tradenames
	(not subject to	(subject to	Customer
	amortization)	amortization)	relationships	Technology	Total
		(In thousands)
As of June 30, 2008:
Gross Amount	$67,320	$15,313	$126,966	$28,420	$238,019
Accumulated Amortization	—	(5,039)	(22,097)	(5,873)	(33,009)

Net	$67,320	$10,274	$104,869	$22,547	$205,010

As of March 31, 2008:
Gross Amount	$67,089	$15,260	$126,529	$28,323	$237,201
Accumulated Amortization	—	(4,720)	(20,696)	(5,502)	(30,918)

Net	$67,089	$10,540	$105,833	$22,821	$206,283

     Amortization of intangible assets for the first three months of fiscal 2009 and 2008 was $2.0 million and $1.8 million, respectively. Excluding the impact of future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to average approximately $7.4 million. Intangible assets are recorded at the legal entity level and are subject to foreign currency fluctuation. The changes in the gross amounts shown above, from March 31, 2008 to June 30, 2008, result only from foreign currency translation. No other activity has occurred.
(5) INVENTORIES
Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	June 30, 2008	March 31, 2008
	(In thousands)
Raw materials	$83,367	$71,779
Work-in-process	143,230	115,840
Finished goods	391,447	395,974

	$618,044	$583,593

(6) OTHER ASSETS
Other assets consist of:

	June 30, 2008	March 31, 2008
	(In thousands)
Deposits (a)	$12,337	$12,631
Capitalized software, net	3,341	3,711
Loan to affiliate	1,800	1,811
Retirement plans	17,470	17,391
Other	8,950	7,230

	$43,898	$42,774

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.

(7) DEBT
     At June 30, 2008 and March 31, 2008, short-term borrowings of $21.7 million and $22.7 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 6.4% and 6.2% at June 30, 2008 and March 31, 2008, respectively.
     Total long-term debt consists of:

	June 30, 2008	March 31, 2008
	(In thousands)
Senior Secured Credit Facility	$305,299	$306,395
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11% due in installments through 2015	35,044	37,081

Total	690,343	693,476
Less — current maturities	9,745	9,875

	$680,598	$683,601

     Total debt including long-term debt and short-term borrowings at June 30, 2008 and March 31, 2008 was $712.0 million and $716.2 million, respectively.
(8) INTEREST EXPENSE, NET
     Interest income of $0.8 million and $0.3 million is included in interest expense, net for the three months ended June 30, 2008 and 2007, respectively.
(9) OTHER EXPENSE (INCOME), NET
Other expense (income), net consist of:

	For the Three Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
Net loss (gain) on asset sales / impairments	$95	$(599)
Equity income	(150)	(183)
Currency gain	(1,807)	(2,518)
Loss on revaluation of warrants (a)	9,685	265
Other	—	(506)

	$7,823	$(3,541)

(a)	The warrants entitle the holders to purchase an aggregate of up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. In accordance with Emerging Issues Task Force abstract (“EITF”) 00-19 and Statement of Financial Accounting Standards 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.

(10) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,179	$1,531
Interest cost	9,882	8,815
Expected return on plan assets	(7,985)	(7,267)
Amortization of:
Prior service cost	6	5
Actuarial gain	(706)	(369)

Net periodic benefit cost	$2,376	$2,715

	Other Post-Retirement Benefits
	For the Three Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
Components of net periodic benefit cost:
Service cost	$52	$47
Interest cost	338	371
Amortization of:
Prior service cost	(96)	—
Actuarial loss	34	18

Net periodic benefit cost	$328	$436

     The estimated fiscal 2009 pension plan contributions are $41.8 million and other post-retirement contributions are $2.2 million. Payments aggregating $11.0 million were made during the three months ended June 30, 2008.
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
     Under the Plan, holders of general unsecured claims were eligible to receive collectively 2.5 million shares of common stock and warrants to purchase up to approximately 6.7 million shares of common stock at $29.84 per share. Approximately 13.4% of such common stock and warrants were initially reserved for distribution for disputed claims. The Official Committee of Unsecured Creditors, in consultation with the Company, established such reserve to provide for a pro rata distribution of new common stock and warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent common stock and warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of such objections. Predictions regarding the allowance and classification of claims are difficult to make. With respect to environmental claims in particular, it is difficult to assess the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis to believe that it will ultimately be responsible for only its proportional share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs, or other environmental injuries, is highly variable and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental and personal injury claims, produce little or no proof of fault on which the Company can assess its potential liability. Such claimants often either fail to specify a determinate amount of damages or provide little or no basis for the alleged damages. In some cases, the Company is still seeking additional information needed for a claims assessment and information that is unknown to the Company at the current time may significantly affect the Company’s assessment regarding the adequacy of the reserve amounts in the future.
     As general unsecured claims have been allowed in the Bankruptcy Court, the Company has distributed approximately one share of common stock per $383.00 in allowed claim amount and approximately one warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the common stock and warrants allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock and warrants will be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.
     On July 21, 2008, the Company made its seventeenth distribution of common stock and warrants for disputed general unsecured claims. Based on information available as of August 1, 2008, approximately 11.2% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
Private Party Lawsuits and other Legal Proceedings
     In 2003, the Company served notices to reject certain executory contracts with EnerSys, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of the executory contracts, including the Trademark License. In 2006, the Court granted the Company’s request to reject the contracts, and it ordered a two-year transition period. EnerSys appealed those rulings, and the appeal remains pending. Because the Bankruptcy Court authorized rejection of the Trademark License, as with other executory contracts at issue, EnerSys will have a pre-petition general unsecured claim relating to the alleged damages arising therefrom. The Company reserves the ability to consider payment in cash of some portion of any settlement or ultimate award on EnerSys’ claim of alleged rejection damages.
     In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17.0 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice. The defendants filed an answer and counterclaim. In, 2002, the Court authorized discovery to proceed as to all parties except the Company. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois. In February 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. In November 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. The Bankruptcy Court denied PDH’s motion to reconsider. In an order dated March 22, 2007, the U.S. District Court for the District of Delaware denied PDH’s appeal in its entirety, affirming the Orders of the Bankruptcy Court. PDH has noticed its appeal of this Order to the United States Court of Appeals for the Third Circuit. The Third Circuit heard oral arguments on PDH’s appeal on June 30, 2008, and an appellate decision from the Court is pending.
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
     In June 2005 two former stockholders, Aviva Partners LLC and Robert Jarman filed purported class action lawsuits against the Company and certain of its current and former officers alleging violations of certain federal securities laws in the United States District Court for the District of New Jersey purportedly on behalf of those who purchased the Company’s stock between November 16, 2004 and May 17, 2005. The complaints allege that the named officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“the Exchange Act”) and SEC Rule 10b-5 in connection with certain allegedly false and misleading public statements made during this period by the Company and its officers. The complaints did not specify an amount of damages sought. The Company denies the allegations in the complaints and intends to vigorously pursue its defense.
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
     As unsecured claims are allowed in the Bankruptcy Court, the Company is required to distribute common stock and warrants to the holders of such claims. To the extent the government is able to prove the Company is responsible for the alleged contamination at the other Hamburg, Pennsylvania properties and substantiate its estimated $35.0 million of additional clean-up costs discussed above, these claims would ultimately result in an inadequate reserve of common stock and warrants to the extent not offset by the reconciliation of all other claims for lower amounts than the aggregate reserve. The Company would still retain the right to perform and pay for such cleanup activities, which would preserve the existing reserved common stock and warrants. Except for the government’s cost recovery claim resolved by the U.S. v. General Battery/Exide case discussed above, it remains the Company’s position that it is not liable for the contamination of this area, and that any liability it may have derives from pre-petition events which would be administered as a general, unsecured claim, and consequently no provisions have been recorded in connection therewith.
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
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of June 30, 2008 and March 31, 2008, the amount of such reserves on the Company’s Consolidated Balance Sheets was approximately $38.6 million and $39.1 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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

Guarantees
     At June 30, 2008, the Company had outstanding letters of credit with a face value of $48.3 million and surety bonds with a face value of $4.2 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at June 30, 2008, pursuant to the terms of the agreement, totaled approximately $2.7 million.
     Certain of the Company’s European subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2008, bank guarantees with a face value of $19.3 million were outstanding.
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
     A reconciliation of changes in the Company’s sales returns and allowances liability follows (in thousands):

Balance at March 31, 2008	$57,757
Accrual for sales returns and allowances provided	13,840
Settlements made (in cash or credit), and currency translation	(15,123)

Balance at June 30, 2008	$56,474

(12) INCOME TAXES
     The effective tax rate for the first quarter of fiscal 2009 and fiscal 2008 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, New Zealand, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, and France. During the first quarter of fiscal 2009 the Company established a full valuation reserve of $13.5 million on its net deductible temporary differences and loss carryforwards related to its Australian operations. The effective tax rate for the first quarter of fiscal 2009 was impacted by the generation of income tax in the U.S., whereas in the first quarter of fiscal 2008 the U.S. operations generated losses subject to the recognition of valuation allowances resulting in no impact to the income tax provision. In addition, the income tax provision for the first quarter of fiscal 2009 decreased as a result of the removal of $3.3 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations.
     The significant components of the Company’s effective tax rate are as follows:

	For the Three Months Ended
	June 30, 2008	June 30, 2007
Federal statutory rate	35.0%	35.0%
Change in valuation allowances	130.5%	-48.2%
Revaluation of warrants	24.7%	0.3%
Rate difference on foreign subsidiaries	-13.4%	12.2%
Other, net	-5.7%	0.1%

Effective tax rate	171.1%	-0.6%

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
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS 109,” (“FIN 48”) effective April 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
     As of March 31 and June 30, 2008, the Company’s unrecognized tax benefits are $83.3 million and $83.9 million, respectively. The amount, if recognized, that would affect the Company’s effective tax rate at June 30, 2008 and March 31, 2008 is $26.6 million. Included in the balance of unrecognized tax benefits at June 30, 2008 and March 31, 2008 are $8.3 million and $7.3 million of tax benefits, respectively, that if recognized, would result in a decrease to long term intangibles recorded in fresh start accounting.
     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At June 30, 2008 and March 31, 2008, before any tax benefits, the Company had $3.9 million and $3.7 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
     During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company’s effective tax rate by $4.5 million.
(13) RESTRUCTURING
     During the first three months of fiscal 2009, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the three months ended June 30, 2008, the Company recognized restructuring charges of $2.2 million, primarily related to severance. These charges resulted from consolidation efforts and headcount reductions in the Industrial Energy Europe and the Transportation Europe segment. Approximately 41 positions have been eliminated.
     Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total
	(In thousands)
Balance at March 31, 2008	$1,788	$3,282	$5,070

Restructuring Charges	2,322	(99)	2,223
Payments and Currency Translation	(1,965)	(889)	(2,854)

Balance at June 30, 2008	$2,145	$2,294	$4,439

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
(14) LOSS PER SHARE
     The Company computes basic loss per share in accordance with SFAS 128, Earnings Per Share by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income, after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic loss per share.
     Due to a net loss for the three month periods ended June 30, 2008 and June 30, 2007, certain potentially dilutive shares associated with convertible debt, employee stock options, restricted stock, restricted stock unit awards, and warrants have been excluded from the diluted loss per share calculation because their effect would be antidilutive. As of June 30, 2008 and 2007, the total amount of outstanding securities which were excluded from the net loss per share calculations (because of their potential dilutive effect) consisted of 3,696,858 and 3,584,226 shares associated with convertible debt (assuming conversion), 3,731,913 and 3,156,281 employee stock options, 1,210,782 and 1,418,329 restricted stock awards (non-vested), and 6,725,444 and 6,621,161 warrants, respectively.
     As a result of the consummation of the $91.7 million rights offering in September 2007, the Company issued a total of 14.0 million shares of its common stock. At the expiration of the rights offering, the fair value of the Company’s common stock was greater than the rights offering’s $6.55 per share subscription price. Accordingly, basic and diluted loss per share have been restated for the three-month period ended June 30, 2007, to reflect a stock dividend of 338,580 shares of the Company’s common stock.
(15) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). The Company adopted the balance sheet recognition provisions of SFAS 158 at March 31, 2007. SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008. The Company currently uses a December 31 measurement date for its U.S. pension and other postretirement benefit plans and a March 31 measurement date for its non-U.S. plans. The Company intends to eliminate the early measurement date for its U.S. plans in fiscal 2009. The effect of the change in measurement year on the Company’s financial statements is currently being assessed, but at this time, no material effect is expected.
     In December 2007, the FASB issued SFAS No.160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 (“ARB 51”) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations". This Statement is effective for fiscal years beginning on or after December 15, 2008 (the company’s fiscal 2010) and interim periods within those years. The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.
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
(16) FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on April 1, 2008. This statement, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 establishes a three-tier hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 —	Observable inputs such as quoted prices in active markets for identical assets and liabilities
•	Level 2 —	Inputs other than quoted prices in active markets that are observable either directly or indirectly, and
•	Level 3 —	Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions

As of June 30, 2008, the Company’s assets measured at fair value on a recurring basis consisted of an interest rate swap valued at $1.8 million using inputs other than quoted prices in active markets that are directly or indirectly observable for instruments of this type (Level 2). See Note 3.
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
     Transportation markets include original-equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (UPS), lift trucks and other material handling equipment, mining and other commercial vehicles.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended June 30, 2008
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$306,376	$275,873	$89,196	$299,830	$—	$971,275
Gross profit	59,446	30,431	23,791	55,812	—	169,480
Expenses	32,754	31,039	9,966	44,026	37,514	155,299
Income (loss) before reorganization items, income taxes, and minority interest	26,692	(608)	13,825	11,786	(37,514)	14,181

	For the Three Months Ended June 30, 2007
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$251,029	$212,709	$65,274	$233,375	$—	$762,387
Gross profit	47,725	22,149	16,111	32,684	—	118,669
Expenses	31,027	25,856	10,106	34,106	52,174	153,269
Income (loss) before reorganization items, income taxes, and minority interest	16,698	(3,707)	6,005	(1,422)	(52,174)	(34,600)

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain, and (gain) loss on revaluation of warrants. In the three months ended June 30, 2007, Other also includes a $21.3 million loss on early extinguishment of debt.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operation and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained in this Report on Form 10-Q.
     Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See

“Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-Q for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 11 to the Condensed Consolidated Financial Statements.
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
     Transportation markets include Original Equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (UPS), lift trucks, mining, and other commercial vehicles.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 48.8% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 6% from $2,176 per metric ton for the three months ended June 30, 2007 to $2,305 per metric ton for the three months ended June 30, 2008. At August 1, 2008, the quoted price on the LME was $2,155 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first quarter of fiscal 2009, the exchange rate of the Euro to the U.S. Dollar has increased 15.9% on average to $1.56 compared to $1.35 for the first quarter of fiscal 2008. At June 30, 2008, the Euro was $1.57 or 0.3% lower as compared to $1.58 at March 31, 2008.
     The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia, countries in the Pacific Rim region, Poland, and the U.K. Movements of exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another. Fluctuations in European currencies impacted the Company’s results for the periods presented herein. For the three months ended June 30, 2008, approximately 59.3% of the Company’s net sales were generated in Europe and ROW. Further, approximately 69.6% of the Company’s aggregate accounts receivable and inventory as of June 30, 2008 were held by its European subsidiaries.
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
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during the three months ended June 30, 2008. See Notes 3 and 7 to the Condensed Consolidated Financial Statements in this Form 10-Q.
First Quarter of Fiscal 2009 Highlights and Outlook
     The Company’s reported results continue to be impacted in fiscal 2009 by increases in the price of lead and other commodity costs that are primary components in the manufacture of batteries, as well as increases in energy costs used in the manufacturing and distribution of the Company’s products.
     In the Americas, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the rise in lead prices, however, the cost of spent batteries has also increased. For the first quarter of fiscal 2009, the average cost of spent batteries increased approximately 55.0% versus the first quarter of fiscal 2008. Therefore, the higher market price of lead with respect to manufacturing in the Americas continues to impact results. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate these risks.
     In Europe, the Company’s lead requirements are mainly fulfilled by third-party suppliers. Because of the Company’s exposure to lead market prices in Europe, and based on historical price increases and volatility in lead prices, the Company has implemented several measures to offset higher lead prices, including selective pricing actions, lead price escalators, and long-term lead supply contracts. In addition, the Company has automatic lead price escalators with many OE customers. The Company currently obtains a small portion of its lead requirements from recycling in its European facilities.
     The Company expects that these higher lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, selective pricing actions, lead price escalators in certain contracts and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lags the rise in market prices of lead and other commodities. Both lead price escalators and fuel surcharges may not be accepted by our customers.
     In addition to managing the impact of higher lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:
(i) Successful execution and completion of the Company’s ongoing restructuring plans, and organizational realignment of divisional and corporate functions intended to result in further headcount reductions, principally in selling, general and administrative functions globally.
(ii) Actions designed to improve the Company’s liquidity and operating cash flow through working capital reduction plans, the sales of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives and closely managing capital expenditures.
(iii) Continued factory and distribution productivity improvements through its established Take Charge! initiative.
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
     The Company believes that the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to the Company’s annual report for further information.
Results of Operations
Three months ended June 30, 2008 compared with three months ended June 30, 2007
     Net Sales
     Net sales were $971.3 million for the first quarter of fiscal 2009 versus $762.4 million in the first quarter of fiscal 2008. Foreign currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in the first quarter of fiscal 2009 by approximately $77.8 million. Excluding the currency translation impact, net sales increased by approximately $131.1 million, or 17.2%, primarily as a result of the impact of favorable pricing actions.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2008	June 30, 2007	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$306,376	$251,029	$55,347	$—	$55,347
Europe & ROW	275,873	212,709	63,164	37,313	25,851
Industrial Energy
Americas	89,196	65,274	23,922	—	23,922
Europe & ROW	299,830	233,375	66,455	40,469	25,986

TOTAL	$971,275	$762,387	$208,888	$77,782	$131,106

     Transportation Americas net sales were $306.4 million for the first quarter of fiscal 2009 versus $251.0 million for the first quarter of fiscal 2008. Net sales were $55.3 million or 22.0% higher due to the favorable impact of price increases on generally flat overall volume, with a decline in OE volume roughly offsetting an equal gain in the aftermarket channels.
     Transportation Europe and ROW net sales were $275.9 million for the first quarter of fiscal 2009 versus $212.7 million for the first quarter of fiscal 2008. Net sales, excluding the favorable impact of $37.3 million in foreign currency translation, were higher by $25.9 million or 12.2% primarily due to favorable pricing actions, partially offset by lower volumes in the OE and aftermarket channels.
     Industrial Energy Americas net sales were $89.2 million for the first quarter of fiscal 2009 versus $65.3 million for the first quarter of fiscal 2008. Net sales were $23.9 million or 36.6% higher primarily due to strong sales volumes in the network power market as well as favorable pricing actions implemented in both the network power and motive power markets to help offset higher commodity costs.
     Industrial Energy Europe and ROW net sales were $299.8 million for the first quarter of fiscal 2009 versus $233.4 million for the first quarter of fiscal 2008. Net sales, excluding a favorable currency translation impact of $40.5 million, increased $26.0 million or 11.1% due to favorable pricing actions implemented in both the network power and motive power markets, and higher unit sales in the network power market, which were partially offset by reduced volumes in the motive power market.
     Gross Profit
     Gross profit was $169.5 million in the first quarter of fiscal 2009 versus $118.7 million in the first quarter of fiscal 2008. Gross margin increased 1.8% to 17.4% from 15.6% in the first quarter of fiscal 2008. Gross profit in each of the Company’s business segments was favorably impacted by foreign exchange in the current quarter by $11.7 million and by pricing actions and improved manufacturing efficiencies. The increase was partially offset by higher lead costs (average LME prices were up 6% to $2,305 per metric ton in the first quarter of fiscal 2009 versus $2,176 per metric ton in the first quarter of fiscal 2008).

	For the Three Months Ended		For the Three Months Ended
	June 30, 2008		June 30, 2007		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$59,446	19.4%	$47,725	19.0%	$11,721	$—	$11,721
Europe & ROW	30,431	11.0%	22,149	10.4%	8,282	4,171	4,111
Industrial Energy
Americas	23,791	26.7%	16,111	24.7%	7,680	—	7,680
Europe & ROW	55,812	18.6%	32,684	14.0%	23,128	7,508	15,620

TOTAL	$169,480	17.4%	$118,669	15.6%	$50,811	$11,679	$39,132

     Transportation Americas gross profit was $59.4 million or 19.4% of net sales in the first quarter of fiscal 2009 versus $47.7 million or 19.0% of net sales in the first quarter of fiscal 2008. The increase was primarily due to favorable pricing actions on generally flat unit volumes, although a decline in OE was almost equally offset by an increase in the aftermarket channel. This increase was partially offset by higher commodity costs, including fuel costs.
     Transportation Europe and ROW gross profit was $30.4 million or 11.0% of net sales in the first quarter of fiscal 2009 versus $22.1 million or 10.4% of net sales in the first quarter of fiscal 2008. Foreign currency translation favorably impacted gross profit during the first quarter of fiscal 2009 by approximately $4.2 million. The remaining increase in gross profit was primarily due to the impact of favorable pricing actions, despite lower unit volumes in both the OE and aftermarket channels, higher raw material costs including lead, and higher manufacturing costs.
     Industrial Energy Americas gross profit was $23.8 million or 26.7% of net sales in the first quarter of fiscal 2009 versus $16.1 million or 24.7% of net sales in the first quarter of fiscal 2008. The increase in gross profit was primarily due to favorable pricing actions in both the network power and motive power markets, as well as increased unit volumes in the network power market and ongoing cost reduction initiatives, partially offset by higher commodity costs.
     Industrial Energy Europe and ROW gross profit was $55.8 million or 18.6% of net sales in the first quarter of fiscal 2009 versus $32.7 million or 14.0% of net sales in the first quarter of fiscal 2008. Foreign currency translation favorably impacted gross profit in the first quarter of fiscal 2009 by approximately $7.5 million. The remaining increase in gross profit was primarily due to improved recovery of higher lead and other commodity costs versus fiscal 2008. Also impacting gross profit were manufacturing cost reductions resulting from the installation of the Take Charge! initiative at the division’s manufacturing facilities.
     Expenses
     Total expenses were $155.3 million in the first quarter of fiscal 2009 versus $153.3 million in the first quarter of fiscal 2008, and were impacted by the following items:
•	Selling, marketing, and advertising expenses increased $10.6 million, to $78.9 million in the first quarter of fiscal 2009 from $68.3 million in the first quarter of fiscal 2008 due primarily to unfavorable currency translation of $6.1 million and higher distribution costs as a result of the increase in diesel fuel.
•	General and administrative expenses increased $3.6 million, to $47.2 million in the first quarter of fiscal 2009 from $43.6 million in the first quarter of fiscal 2008. The increase primarily resulted from the unfavorable currency translation of the Euro versus the U.S. Dollar.
•	Other expenses (income) were $7.8 million in the first quarter of fiscal 2009 versus ($3.5) million in the first quarter of fiscal 2008. The increase is primarily due to a loss on revaluation of warrants of $9.7 million in the first quarter of fiscal 2009, an increase of $9.4 million from $0.2 million recognized in the first quarter of fiscal 2008.
•	Interest Expense decreased $2.2 million, to $19.2 million in the first quarter of fiscal 2009 from $21.4 million in the first quarter of fiscal 2008 primarily due to lower borrowings and the favorable impact of lower interest rates on borrowings under the Company’s May 2007 Credit Agreement.
•	First quarter fiscal 2008 expenses included a loss on early extinguishment of debt of $21.3 million related to the Company’s extinguishment of a prior credit facility with proceeds from the Company’s May 2007 Credit Agreement.

•	Foreign currency translation unfavorably impacted expenses by $12.2 million in the first quarter of fiscal 2009.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2008	June 30, 2007	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$32,754	$31,027	$(1,727)	$—	$(1,727)
Europe & ROW	31,039	25,856	(5,183)	(4,163)	(1,020)
Industrial Energy
Americas	9,966	10,106	140	—	140
Europe & ROW	44,026	34,106	(9,920)	(5,995)	(3,925)

Unallocated expenses	37,514	52,174	14,660	(2,056)	16,716

TOTAL	$155,299	$153,269	$(2,030)	$(12,214)	$10,184

     Transportation Americas expenses were $32.8 million in the first quarter of fiscal 2009 versus $31.0 million in the first quarter of fiscal 2008. The increase was primarily due to higher benefits costs and higher branch fuel costs.
     Transportation Europe and ROW expenses were $31.0 million in the first quarter of fiscal 2009 versus $25.9 million in the first quarter of fiscal 2008. Foreign currency translation unfavorably impacted expenses in the first quarter of fiscal 2009 by approximately $4.2 million. Excluding the impact of currency translation, expenses increased by $1.0 million primarily due to higher marketing and advertising expenses and higher sales commission related to increased net sales.
     Industrial Energy Americas expenses were essentially flat at $10.0 million in the first quarter of fiscal 2009 versus $10.1 million in the first quarter of fiscal 2008.
     Industrial Energy Europe and ROW expenses were $44.0 million in the first quarter of fiscal 2009 versus $34.1 million in the first quarter of fiscal 2008. Expenses, excluding an unfavorable foreign currency translation impact of approximately $6.0 million, increased by $3.9 million due to higher sales commissions related to increased net sales.
     Unallocated corporate expenses were $37.5 million in the first quarter of fiscal 2009 versus $52.2 million in the first quarter of fiscal 2008:

	For the Three Months Ended		FAVORABLE
	June 30, 2008	June 30, 2007	(UNFAVORABLE)
	(In thousands)
Corporate expenses	$9,660	$12,108	$2,448
Other (income) expense:
Currency remeasurement gain	(1,046)	(2,905)	(1,859)
Loss on revaluation of warrants	9,685	264	(9,421)
Other	(10)	13	23
Interest, net	19,225	21,352	2,127
Loss on early extinguishment of debt	—	21,342	21,342

TOTAL	$37,514	$52,174	$14,660

     The decrease in corporate expenses was primarily due to reduction in professional fees including legal and audit. Foreign currency translation unfavorably impacted unallocated expenses by $2.1 million in the first quarter of fiscal 2009.

     Income Taxes

	For the Three Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
Pre-tax income (loss)	$13,718	$(35,042)
Income tax provision	23,469	217

Effective tax rate	171.1%	-0.6%
     The effective tax rate for the first quarter of fiscal 2009 and fiscal 2008 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, New Zealand, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, and France. The effective tax rate for the first quarter of fiscal 2009 and 2008, respectively, was impacted by the recognition of $16.5 million and $11.0 million of valuation allowances on current year tax benefits generated primarily in the United Kingdom, France, Spain, Italy, and Australia. During the first quarter of fiscal 2009 the Company established a full valuation reserve of $13.5 million on its net deductible temporary differences and loss carryforwards related to its Australian operations. The effective tax rate for the first quarter of fiscal 2009 was impacted by the generation of income tax in the U.S., whereas in the first quarter of fiscal 2008 the U.S. operations generated losses subject to the recognition of valuation allowances resulting in no impact to the income tax provision. In addition, the effective tax rate for the first quarter of fiscal 2009 was impacted by $9.7 million in warrant revaluation expense, which is fully nondeductible for U.S. tax purposes. The income tax provision for the first quarter of fiscal 2009 decreased as a result of the removal of $3.3 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations. See Note 12 to the Condensed Consolidated Financial Statements for further detail of the Company’s effective tax rate.
Liquidity and Capital Resources
     As of June 30, 2008, the Company had cash and cash equivalents of $131.5 million and availability under the Company’s revolving loan facility of $134.4 million. This compared to cash and cash equivalents of $90.5 million and availability under the revolving loan facility of $136.4 million as of March 31, 2008.
     On May 15, 2007, the Company entered into the five-year $495.0 million Credit Agreement that replaced the prior senior secured credit facility. The loans have a variable interest rate based on 3-month Libor. The weighted average interest rate on borrowings under the Credit Agreement at June 30, 2008 and March 31, 2008 was 6.9% and 6.7%, respectively. In February 2008, the Company purchased a $200 million interest rate swap to hedge a portion of this loan. See note 3 to the Condensed Consolidated Financial Statements. The Credit Agreement consists of a $295.0 million term loan and a $200.0 million asset-based revolving loan and matures in May 2012. The Credit Agreement contains no financial maintenance covenants.
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
     Availability under the revolving loan facility is subject to a borrowing base comprised of up to 85.0% of the Company’s eligible accounts receivable plus 85.0% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves. Revolving loans made to the Company domestically under the Revolving loan facility are guaranteed by substantially all domestic subsidiaries of the Company, and revolving loans made to Exide Global Holding Netherlands C.V. (“Exide C.V.”) under the revolving loan facility are guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These guaranteed obligations are secured by a lien on substantially all of the assets of such respective borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, first priority lien in current assets and a second priority lien in fixed assets.
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

The Term Loan
     Borrowings under the term loan in U.S. Dollars bear interest at a rate equal to LIBOR plus 3.25%, and borrowings under the Term Loan in Euros bear interest at a rate equal to LIBOR plus 3.5% (provided that such rates may decrease by 0.25% after December 31, 2007 if the Company achieves certain corporate credit ratings). The term loan will mature in May 2012, but is prepayable at any time at par value.
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
     Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at June 30, 2008 and March 31, 2008 was 1.3% and 1.3%, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At June 30, 2008, the Company was in compliance in all material respects with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At June 30, 2008, the Company had outstanding letters of credit with a face value of $48.3 million and surety bonds with a face value of $4.2 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at June 30, 2008, pursuant to the terms of the agreement, was $2.7 million.
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
     Cash flows provided by (used in) operating activities were $40.1 million and ($59.4) million in the first quarter of fiscal 2009 and fiscal 2008 respectively. The operating cash flows in the first quarter of fiscal 2009 were primarily attributable to the decrease in net loss to $10.3 million in the first quarter of fiscal 2009 from $35.7 million in the first quarter of fiscal 2008 (including $21.3 million non-cash charge for early extinguishment of debt), improved collection in accounts receivable, and lower inventory resulting from decreased lead costs, partially offset by lower payables due to timing of payments.
     The Company generated $16.4 million and $3.4 million from the sale of non-core assets in the first three months of fiscal 2009 and fiscal 2008, respectively. These sales principally relate to the sale of surplus land and buildings.
     Cash (used in) provided by financing activities were ($3.8) million and $38.9 million in the first three months of fiscal 2009 and fiscal 2008, respectively. This decrease relates primarily to prior year borrowings under the Company’s Credit Agreement.
     Total debt at June 30, 2008 was $712.0 million, as compared to $716.2 million at March 31, 2008. See Note 7 to the Condensed Consolidated Financial Statements for the composition of such debt.
     Going forward, the Company’s principal sources of liquidity will be cash on hand, cash from operations, available accounts receivable factoring, and borrowings under the revolving loan facility.
Uses Of Cash
     The Company’s liquidity needs arise primarily from the funding of working capital needs, and obligations on indebtedness and capital expenditures. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of June through October.
     The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during the remainder of fiscal 2009, which include payment of remaining accrued restructuring costs of approximately $4.4 million as of June 30, 2008. Restructuring costs of $2.9 million and $2.4 million were paid during the first three months of fiscal 2009 and 2008, respectively. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.
     Capital expenditures were $11.8 million and $10.8 million in the first three months of fiscal 2009 and 2008, respectively.
     The estimated fiscal 2009 pension plan contributions are $41.8 million and other post-retirement contributions are $2.2 million. Payments aggregating $11.0 million were made during the three months ended June 30, 2008.
Financial Instruments and Market Risk
     From time to time, the Company has used forward contracts to economically hedge certain commodity price exposures, including lead. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swaps, forward and option contracts to finance its operations and to hedge interest rate, currency and certain commodity purchasing requirements in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not entered into, and does not intend to enter into, contracts for speculative purposes nor be a party to any leveraged instruments. See note 3 to the Condensed Consolidated Financial Statements.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $82.4 million and $94.3 million of foreign currency trade accounts receivable as of June 30, 2008 and March 31, 2008, respectively. Changes in the level of receivables sold from period to period are included in the change in accounts receivable within cash flow from operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
     Changes to the quantitative and qualitative market risks as of June 30, 2008 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008 for further information.

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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
     The risk factors which were disclosed in the Company’s fiscal 2008 Form 10-K have not materially changed since we filed our fiscal 2008 Form 10-K. See Item 1A to Part I of the Company’s fiscal 2008 Form 10-K for a complete discussion of these risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     On July 21, 2008, the Company issued 544 shares of common stock and 1,362 warrants to purchase common stock at an adjusted price of $29.84. The shares and warrants were issued pursuant to the Plan of Reorganization under Section 1145 of the U.S. Bankruptcy Code. For further discussion of the claims reconciliation process under the Plan of Reorganization, see Note 11 to the Condensed Consolidated Financial Statements.

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased (1)	Unit)	Programs	Plans or Programs
April 1 through April 30
May 1 through May 31
June 1 through June 30	228	$17.53

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in conjunction with vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities
     None
Item 4.   Submission of Matters to a Vote of Security Holders
     None
Item 5.   Other Information
     None

Item 6.	Exhibits

10.1	Performance Unit Award Agreement, dates as of May 15, 2008 by and between the Company and Gordon A. Ulsh*

31.1	Certification of Gordon A. Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES
By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and Chief Financial Officer
Date: August 6, 2008