Form 10-Q
period 2008-09-30
EXIDE TECHNOLOGIES
filed 2008-11-06
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
     As of October 31, 2008, 75,426,204 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
NET SALES	$914,174	$861,942	$1,885,449	$1,624,329
COST OF SALES	752,290	731,594	1,554,085	1,375,313

Gross profit	161,884	130,348	331,364	249,016

EXPENSES:
Selling, marketing and advertising	79,670	68,299	158,526	136,633
General and administrative	43,488	39,617	90,659	83,266
Restructuring	9,655	2,550	11,878	4,682
Other expense (income) , net	16,692	(10,520)	24,515	(14,061)
Interest expense, net	18,401	21,271	37,626	42,623
Loss on early extinguishment of debt	—	—	—	21,342

	167,906	121,217	323,204	274,485

Income (loss) before reorganization items, income taxes, and minority interest	(6,022)	9,131	8,160	(25,469)
REORGANIZATION ITEMS, NET	472	769	935	1,211
INCOME TAX PROVISION	3,408	22,696	26,878	22,913
MINORITY INTEREST	334	495	894	918

Net loss	$(10,236)	$(14,829)	$(20,547)	$(50,511)

NET LOSS PER SHARE

Basic and Diluted	$(0.14)	$(0.24)	$(0.27)	$(0.82)

WEIGHTED AVERAGE SHARES

Basic and Diluted	75,455	61,717	75,416	61,496

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	September 30, 2008	March 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$169,899	$90,547
Receivables, net of allowance for doubtful accounts of $32,378 and $33,630	601,504	782,944
Inventories	534,504	583,593
Prepaid expenses and other	18,067	17,829
Deferred financing costs, net	5,014	5,215
Deferred income taxes	37,280	36,853

Total current assets	1,366,268	1,516,981

Property, plant and equipment, net	593,391	649,526

Other assets:
Other intangibles, net	186,896	206,283
Investments in affiliates	4,652	6,523
Deferred financing costs, net	14,899	18,071
Deferred income taxes	41,969	51,238
Other	46,345	42,774

	294,761	324,889

Total assets	$2,254,420	$2,491,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$18,836	$22,719
Current maturities of long-term debt	9,056	9,875
Accounts payable	386,095	468,240
Accrued expenses	302,380	333,092
Warrants liability	8,743	8,272

Total current liabilities	725,110	842,198
Long-term debt	664,322	683,601
Noncurrent retirement obligations	180,700	212,438
Deferred income taxes	44,253	44,407
Other noncurrent liabilities	137,085	145,642

Total liabilities	1,751,470	1,928,286

Commitments and contingencies
Minority interest	17,542	18,772

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 75,426 and 75,278 shares issued and outstanding	754	753
Additional paid-in capital	1,107,688	1,104,939
Accumulated deficit	(738,209)	(717,662)
Accumulated other comprehensive income	115,175	156,308

Total stockholders’ equity	485,408	544,338

Total liabilities and stockholders’ equity	$2,254,420	$2,491,396

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	September 30, 2008	September 30, 2007
Cash Flows From Operating Activities:
Net loss	$(20,547)	$(50,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	51,295	50,713
Unrealized loss (gain) on warrants	471	(1,192)
Net loss on asset sales / impairments	1,135	103
Deferred income taxes	7,606	11,798
Provision for doubtful accounts	3,641	2,715
Non-cash stock compensation	2,506	2,719
Reorganization items, net	935	1,211
Minority interest	894	918
Amortization of deferred financing costs	2,612	2,270
Loss on early extinguishment of debt	—	21,342
Currency loss (gain)	25,884	(12,117)
Changes in assets and liabilities —
Receivables	108,960	(20,529)
Inventories	9,599	(129,202)
Prepaid expenses and other	(1,248)	2,629
Payables	(53,098)	48,847
Accrued expenses	(7,756)	5,401
Noncurrent liabilities	(17,759)	(26,266)
Other, net	(4,546)	1,875

Net cash provided by (used in) operating activities	110,584	(87,276)

Cash Flows From Investing Activities:
Capital expenditures	(36,154)	(23,986)
Proceeds from sales of assets	16,265	3,658

Net cash used in investing activities	(19,889)	(20,328)

Cash Flows From Financing Activities:
(Decrease) increase in short-term borrowings	(1,937)	4,432
(Decrease) increase in borrowings under Senior Secured Credit Facility	(1,662)	94,387
(Decrease) increase in other debt	(3,183)	3,784
Financing costs and other	—	(31,649)
Net proceeds from rights offering and common stock issuance	244	49,528

Net cash (used in) provided by financing activities	(6,538)	120,482

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,805)	2,517

Net Increase In Cash and Cash Equivalents	79,352	15,395
Cash and Cash Equivalents, Beginning of Period	90,547	76,211

Cash and Cash Equivalents, End of Period	$169,899	$91,606

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period -
Interest	$33,502	$34,806
Income taxes (net of refunds)	4,797	8,173
Supplemental Disclosures of Non-Cash Financing Activities:
Receivable from rights offering	—	41,400
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
(2) COMPREHENSIVE (LOSS) INCOME
Total comprehensive (loss) income and its components are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(In thousands)
Net loss	$(10,236)	$(14,829)	$(20,547)	$(50,511)

Defined benefit plans	(5,413)	(1,237)	(5,233)	(1,665)
Cumulative translation adjustment	(37,357)	16,551	(38,575)	26,947
Derivatives qualifying as hedges	(1,236)	—	2,675	—

Total comprehensive (loss) income	$(54,242)	$485	$(61,680)	$(25,229)

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
     In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations at a rate of 3.45% per annum through February 27, 2011. In August 2008, the terms of this agreement were modified to change the fixed rate to 3.35% per annum from August 15, 2008 through August 15, 2009 and a fixed rate of 3.45% thereafter. The interest rate swap is designated as a cash-flow hedging instrument. At September 30, 2008, the fair value of the swap agreement, which is based on quotes from active markets for instruments of this type, amounted to an asset of $0.7 million. During the three months and six months ended September 30, 2008, $0.5 million and $0.7 million were recorded in interest expense, respectively, and include both amounts considered ineffective as well as effective amounts related to those periods. The Company expects to reclassify approximately $0.2 million from accumulated other comprehensive income to interest expense during the remainder of fiscal 2009.
     In August 2008, the Company entered into a foreign currency forward contract in the notional amount of $62.8 million to mitigate the effect of foreign currency exchange rate fluctuations of a certain foreign subsidiary’s debt that is denominated in U.S. dollars. The forward contract and the indebtedness mature in May 2012. Because the Company has not designated this contract as a hedging instrument under SFAS 133, changes in its fair value are recognized immediately in earnings. At September 30, 2008, the fair value of this instrument amounted to an asset of $2.3 million.
(4) INTANGIBLE ASSETS
     Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames	Tradenames
	(not subject to	(subject to	Customer
	amortization)	amortization)	relationships	Technology	Total
	(In thousands)
As of September 30, 2008:
Gross Amount	$61,969	$14,095	$116,901	$26,161	$219,126
Accumulated Amortization	—	(4,917)	(21,583)	(5,730)	(32,230)

Net	$61,969	$9,178	$95,318	$20,431	$186,896

As of March 31, 2008:
Gross Amount	$67,089	$15,260	$126,529	$28,323	$237,201
Accumulated Amortization	—	(4,720)	(20,696)	(5,502)	(30,918)

Net	$67,089	$10,540	$105,833	$22,821	$206,283

     Amortization of intangible assets for the first six months of fiscal 2009 and 2008 was $3.9 million and $3.6 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $7 million to $8 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation. The changes in the gross amounts shown above, from March 31, 2008 to September 30, 2008, result only from foreign currency translation. No other activity has occurred.
(5) INVENTORIES
     Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	September 30, 2008	March 31, 2008
	(In thousands)
Raw materials	$76,072	$71,779
Work-in-process	118,822	115,840
Finished goods	339,610	395,974

	$534,504	$583,593

(6) OTHER ASSETS
Other assets consist of:

	September 30, 2008	March 31, 2008
	(In thousands)
Deposits (a)	$11,856	$12,631
Capitalized software, net	3,421	3,711
Loan to affiliate	1,015	1,811
Retirement plans	20,994	17,391
Financial instruments	3,000	—
Other	6,059	7,230

	$46,345	$42,774

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.
(7) DEBT
     At September 30, 2008 and March 31, 2008, short-term borrowings of $18.8 million and $22.7 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 6.6% and 6.2% at September 30, 2008 and March 31, 2008, respectively.
     Total long-term debt consists of:

	September 30, 2008	March 31, 2008
	(In thousands)
Senior Secured Credit Facility	$292,292	$306,395
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11% due in installments through 2015	31,086	37,081

Total	673,378	693,476
Less - current maturities	9,056	9,875

	$664,322	$683,601

     Total debt including long-term debt and short-term borrowings at September 30, 2008 and March 31, 2008 was $692.2 million and $716.2 million, respectively.
(8) INTEREST EXPENSE, NET

     Interest income of $0.9 million, $0.4 million, $1.7 million, and $0.7 million is included in interest expense, net for the three and six months ended September 30, 2008 and 2007, respectively.

(9) OTHER EXPENSE (INCOME), NET
Other expense (income), net consist of:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
		(In thousands)
Net loss on asset sales / impairments	$1,040	$702	$1,135	$103
Equity income	(1,276)	(126)	(1,427)	(309)
Currency loss (gain)	27,690	(9,599)	25,884	(12,117)
(Gain) loss on revaluation of warrants (a)	(9,214)	(1,457)	471	(1,192)
Other	(1,548)	(40)	(1,548)	(546)

	$16,692	$(10,520)	$24,515	$(14,061)

(a)	The warrants entitle the holders to purchase an aggregate of up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. In accordance with Emerging Issues Task Force abstract (“EITF”) 00-19 and Statement of Financial Accounting Standards 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.
(10) EMPLOYEE BENEFITS
          The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
		(In thousands)
Components of net periodic benefit cost:
Service cost	$1,136	$1,091	$2,315	$2,622
Interest cost	9,679	8,903	19,561	17,718
Expected return on plan assets	(7,861)	(7,329)	(15,845)	(14,596)
Amortization of:
Prior service cost	5	5	11	10
Actuarial loss	(678)	(388)	(1,384)	(757)

Net periodic benefit cost
	$2,281	$2,282	$4,658	$4,997

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
		(In thousands)
Components of net periodic benefit cost:
Service cost	$51	$49	$104	$97
Interest cost	336	374	674	745
Amortization of:
Prior service cost	(96)	—	(192)	—
Actuarial loss	34	18	67	37

Net periodic benefit cost	$325	$441	$653	$879

     The estimated fiscal 2009 pension plan contributions are $41.8 million and other post-retirement contributions are $2.2 million. Payments aggregating $25.9 million were made during the six months ended September 30, 2008.
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
     No claims were allowed during the fiscal quarter ended September 30, 2008, and therefore no distribution of stock and warrants were made for the period. Based on information available as of August 1, 2008, approximately 11.2% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
Private Party Lawsuits and other Legal Proceedings
     In 2003, the Company served notices to reject certain executory contracts with EnerSys, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of the executory contracts, including the Trademark License. In 2006, the Court granted the Company’s request to reject the contracts, and it ordered a two-year transition period, which has now expired. EnerSys appealed those rulings, and the appeal remains pending. Because the Bankruptcy Court authorized rejection of the Trademark License, as with other executory contracts at issue, EnerSys will have a pre-petition general unsecured claim relating to the alleged damages arising therefrom. The Company reserves the ability to consider payment in cash of some portion of any settlement or ultimate award on EnerSys’ claim of alleged rejection damages.
     In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17.0 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice. The defendants filed an answer and counterclaim. In, 2002, the Court authorized discovery to proceed as to all parties except the Company. In August 2002, the case was removed to the U.S. Bankruptcy Court for the Northern District of Illinois. In February 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. In November 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. The Bankruptcy Court denied PDH’s motion to reconsider. In an order dated March 22, 2007, the U.S. District Court for the District of Delaware denied PDH’s appeal in its entirety, affirming the Orders of the Bankruptcy Court. PDH then appealed the matter to the United States Court of Appeals for the Third Circuit. On September 19, 2008, the Third Circuit vacated the prior orders of the Bankruptcy Court, remanding the matter with instructions that the Bankruptcy Court hear evidence before ruling whether Exide (as opposed to its non-debtor affiliates) would be solely liable, if any liability is found at all, under the GNB agreements.
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
     United States District Judge Mary L. Cooper consolidated the Aviva Partners and Jarman cases under the Aviva Partners v. Exide Technologies, Inc. caption. In 2006 Plaintiffs filed their consolidated amended complaint in which they reiterated the claims described above but purported to state a claim on behalf of those who purchased the Company’s stock between May 5, 2004 and May 17, 2005. On March 13, 2007, the Court denied the Company’s motions to dismiss. Discovery in this litigation is proceeding and is expected to continue throughout the remainder of 2008 through the latter half of calendar 2009. No trial date has been set in this matter.
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
          The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of September 30, 2008 and March 31, 2008, the amount of such reserves on the Company’s Consolidated Balance Sheets was approximately $36.8 million and $39.1 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
Guarantees
          At September 30, 2008, the Company had outstanding letters of credit with a face value of $50.2 million and surety bonds with a face value of $4.4 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at September 30, 2008, pursuant to the terms of the agreement, totaled approximately $2.6 million.
     Certain of the Company’s European subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2008, bank guarantees with a face value of $17.0 million were outstanding.
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
     Changes in the Company’s sales returns and allowances liability (in thousands):

Balance at March 31, 2008	$57,757
Accrual for sales returns and allowances provided	27,117
Settlements made (in cash or credit), and currency translation	(32,630)

Balance at September 30, 2008	$52,244

(12) INCOME TAXES
     The effective tax rate for the second quarter of fiscal 2009 and 2008 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, New Zealand, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, and France.  During the first half of fiscal 2009, the Company established a full valuation reserve of $13.3 million on its net deductible temporary differences and loss carryforwards related to its Australian operations. The income tax provision for the first half of fiscal 2008 included a $16.7 million additional provision due to a reduction in the deferred tax assets for Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’ marginal tax rate from approximately 37.0% to approximately 28.0%. The effective tax rate for the first half fiscal 2009 was impacted by the generation of income tax in the U.S., whereas in the first half of fiscal 2008 the U.S. operations generated losses subject to the recognition of valuation allowances resulting in no impact to the income tax provision. In addition, the income tax provision for the first half of fiscal 2009 decreased as a result of the removal of $3.3 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations.
     The significant components of the Company’s effective tax rate are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Local tax provision	-14.0%	-4.0%	39.5%	0.9%
Change in valuation allowances	-160.3%	106.3%	392.0%	-96.7%
Revaluation of warrants	49.7%	-6.1%	2.3%	1.6%
Rate difference on foreign subsidiaries	41.4%	-70.1%	-89.6%	38.3%
Change in tax rate	0.0%	199.6%	0.0%	-60.2%
Other, net	-4.3%	10.7%	-7.2%	-4.8%

Effective tax rate	-52.5%	271.4%	372.0%	-85.9%

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
     The Company’s unrecognized tax benefits decreased from $83.3 million to $78.9 million during the first half of fiscal 2009 due primarily to the effects of foreign currency translation partially offset by unrecognized tax benefits established during the period. The amounts, if recognized, that would affect the Company’s effective tax rate at September 30, 2008 and March 31, 2008 are $24.5 million and $26.6 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2008 and March 31, 2008 are $9.4 million and $7.3 million of tax benefits, respectively, that if recognized, would result in a decrease to long term intangibles recorded in fresh start accounting.
     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At September 30, 2008 and March 31, 2008, before any tax benefits, the Company had $4.1 million and $3.7 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
     During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company’s effective tax rate by $4.1 million.
(13) RESTRUCTURING
     During the first six months of fiscal 2009, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the six months ended September 30, 2008, the Company recognized restructuring charges of $11.9 million, representing $10.6 million for severance and $1.3 million for related closure costs. These charges resulted from consolidation efforts in the Transportation Europe and Rest of World (“ROW”) segment, headcount reductions in the Industrial Energy Europe and ROW segment, and corporate severance. Approximately 231 positions were eliminated.
     Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total
		(In thousands)
Balance at March 31, 2008	$1,788	$3,282	$5,070

Restructuring Charges	10,543	1,335	11,878
Payments and Currency Translation	(9,161)	(2,321)	(11,482)

Balance at September 30, 2008	$3,170	$2,296	$5,466

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
(14) LOSS PER SHARE
          The Company computes basic loss per share in accordance with SFAS 128, “Earnings Per Share” by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net income, after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic loss per share.
          Due to a net loss for the three month and six month periods ended September 30, 2008 and 2007, certain potentially dilutive shares associated with convertible debt, employee stock options, restricted stock, restricted stock unit awards, and warrants have been excluded from the diluted loss per share calculation because their effect would be antidilutive. As of September 30, 2008 and 2007, outstanding securities which were excluded from the net loss per share calculations consisted of 3,547,537 and 3,196,040 employee stock options, and 1,118,805 and 1,465,268 restricted stock awards (non-vested), respectively. In addition, 6,725,444 warrants and 3,696,858 shares associated with convertible debt (assuming conversion) outstanding were excluded from the net loss per share calculations for both periods because their effect would also be antidilutive.
          On September 28, 2007, the Company consummated a $91.7 million rights offering, allowing the Company’s stockholders to purchase additional shares of common stock. The rights offering resulted in the issuance of 14.0 million shares of common stock.
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
     In December 2007, the FASB issued SFAS No.160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 (“ARB 51”) to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141 (revised 2007), “Business Combinations”. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (the Company’s fiscal 2010) and interim periods within those years. The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.
          In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including how an entity uses derivative instruments, how derivatives and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (the Company’s fourth quarter of fiscal 2009 and fiscal 2010). The Company will assess the effect of this pronouncement on its financial statements, but at this time, no material effect is expected.
(16) FAIR VALUE MEASUREMENTS
      The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), on April 1, 2008. This statement, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 establishes a three-tier hierarchy which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets and liabilities

•	Level 2 – Inputs other than quoted prices in active markets that are observable either directly or indirectly, and

•	Level 3 – Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions
     As of September 30, 2008, the Company’s assets measured at fair value on a recurring basis consisted of an interest rate swap valued at $0.7 million and a foreign currency forward contract valued at $2.3 million, both using inputs other than quoted prices in active markets that are directly or indirectly observable for instruments of these types (Level 2). See Note 3.
(17) SEGMENT INFORMATION
     The Company reports its results for four business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas and Industrial Energy Europe and ROW. The Company is a global producer and recycler of lead-acid batteries, and its four business segments provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications. The Company will continue to evaluate its reporting segments pending future organizational changes that may take place.
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
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended September 30, 2008
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
			(In thousands)
Net sales	$315,610	$245,355	$76,830	$276,379		$914,174
Gross profit	55,741	27,011	22,990	56,142	—	161,884
Expenses	31,987	33,582	10,067	45,511	46,759	167,906
Income (loss) before reorganization items, income taxes, and minority interest	23,754	(6,571)	12,923	10,631	(46,759)	(6,022)

	For the Three Months Ended September 30, 2007
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
			(In thousands)
Net sales	$275,768	$256,571	$72,995	$256,608	$—	$861,942
Gross profit	49,519	32,594	18,707	31,922	(2,394)	130,348
Expenses	32,543	24,938	9,151	34,702	19,883	121,217
Income (loss) before reorganization items, income taxes, and minority interest	16,976	7,656	9,556	(2,780)	(22,277)	9,131

	For the Six Months Ended September 30, 2008
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
			(In thousands)
Net sales	$621,985	$521,228	$166,027	$576,209		$1,885,449
Gross profit	115,187	57,442	46,781	111,954	—	331,364
Expenses	64,741	64,620	20,033	89,537	84,273	323,204
Income (loss) before reorganization items, income taxes, and minority interest	50,446	(7,178)	26,748	22,417	(84,273)	8,160

	For the Six Months Ended September 30, 2007
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
			(In thousands)
Net sales	$526,797	$469,280	$138,269	$489,983	$—	$1,624,329
Gross profit	97,244	54,743	34,818	64,605	(2,394)	249,016
Expenses	63,570	50,792	19,257	68,808	72,058	274,485
Income (loss) before reorganization items, income taxes, and minority interest	33,674	3,951	15,561	(4,203)	(74,452)	(25,469)

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain, and (gain) loss on revaluation of warrants. In the six months ended September 30, 2007, Other also includes a $21.3 million loss on early extinguishment of debt.
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
     Transportation markets include Original Equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (“UPS”), lift trucks, mining, and other commercial vehicles.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 47.1% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has decreased 21% from $2,657 per metric ton for the six months ended September 30, 2007 to $2,108 per metric ton for the six months ended September 30, 2008. At October 31, 2008, the quoted price on the LME was $1,468 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first six months of fiscal 2009, the exchange rate of the Euro to the U.S. Dollar has increased 12.6% on average to $1.53 compared to $1.36 for the first six months of fiscal 2008. At September 30, 2008, the Euro was $1.41 or 10.8% lower as compared to $1.58 at March 31, 2008.
     The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia, countries in the Pacific Rim region, Poland, and the U.K. Fluctuations in exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another. Fluctuations in European currencies impacted the Company’s results for the periods presented herein. For the six months ended September 30, 2008, approximately 58.2% of the Company’s net sales were generated in Europe and ROW. Further, approximately 66.6% of the Company’s aggregate accounts receivable and inventory as of September 30, 2008 were held by its European subsidiaries.
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
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during the six months ended September 30, 2008. See Notes 3 and 7 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Second Quarter of Fiscal 2009 Highlights and Outlook
     The Company’s reported results continue to be impacted in fiscal 2009 by fluctuations in the price of lead and other commodity costs that are primary components in the manufacture of batteries, as well as fluctuations in energy costs used in the manufacturing and distribution of the Company’s products.
     In the Americas, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. After a long period of increase, for the second quarter of fiscal 2009, the average cost of spent batteries decreased approximately 7.9% versus the second quarter of fiscal 2008. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate these risks.
     In Europe, the Company’s lead requirements are mainly fulfilled by third-party suppliers. Because of the Company’s exposure to lead market prices in Europe, and based on historical volatility in lead prices, the Company has implemented several measures to offset changes in lead prices, including selective pricing actions, lead price escalators, and long-term lead supply contracts. In addition, the Company has automatic lead price escalators with many OE customers. The Company currently obtains a small portion of its lead requirements from recycling in its European facilities.
     The Company expects that volatilities in lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, selective pricing actions, lead price escalators in certain contracts and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lags the rise in market prices of lead and other commodities. Both lead price escalators and fuel surcharges may not be accepted by our customers.
     In addition to managing the impact of fluctuation in lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:
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
(iv) Continued review and rationalization of the various brand offerings of products in its markets to gain efficiencies in manufacturing and distribution, and better leverage the Company’s marketing spending.
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
Results of Operations
Three months ended September 30, 2008 compared with three months ended September 30, 2007
     Net Sales
     Net sales were $914.2 million for the second quarter of fiscal 2009 versus $861.9 million in the second quarter of fiscal 2008. Foreign currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in the second quarter of fiscal 2009 by approximately $39.9 million. Excluding the foreign currency translation impact, net sales increased by approximately $12.4 million, or 1.4% primarily as a result of the impact of favorable pricing actions.

			FAVORABLE (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	September 30, 2008	September 30, 2007	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$315,610	$275,768	$39,842	$—	$39,842
Europe & ROW	245,355	256,571	(11,216)	18,414	(29,630)
Industrial Energy
Americas	76,830	72,995	3,835	—	3,835
Europe & ROW	276,379	256,608	19,771	21,448	(1,677)

TOTAL	$914,174	$861,942	$52,232	$39,862	$12,370

     Transportation Americas net sales were $315.6 million for the second quarter of fiscal 2009 versus $275.8 million for the second quarter of fiscal 2008. Net sales were $39.8 million or 14.4% higher due to the favorable impact of price increases, partially offset by lower unit volume.
     Transportation Europe and ROW net sales were $245.4 million for the second quarter of fiscal 2009 versus $256.6 million for the second quarter of fiscal 2008. Net sales, excluding the favorable impact of $18.4 million in foreign currency translation, were lower by $29.6 million or 11.5% mainly due to lower unit volumes in the aftermarket and OE channels, partially offset by favorable pricing actions in both channels.
     Industrial Energy Americas net sales were $76.8 million for the second quarter of fiscal 2009 versus $73.0 million for the second quarter of fiscal 2008. Net sales were $3.8 million or 5.3% higher due to favorable pricing actions implemented in both the network power and motive power markets as well as strong unit sales in the network power market, partially offset by lower unit sales in the motive power market.
     Industrial Energy Europe and ROW net sales were $276.4 million for the second quarter of fiscal 2009 versus $256.6 million for the second quarter of fiscal 2008. Net sales, excluding a favorable foreign currency translation impact of $21.4 million, decreased $1.7 million or 0.7% due to lower unit sales in the motive power market, partially offset by higher unit sales in the network power market as well as favorable pricing actions implemented in both markets.
     Gross Profit
     Gross profit was $161.9 million in the second quarter of fiscal 2009 versus $130.3 million in the second quarter of fiscal 2008. Gross margin increased 2.6% to 17.7% from 15.1% in the second quarter of fiscal 2008. Gross profit in each of the Company’s business segments was impacted by favorable pricing actions and improved manufacturing efficiencies, partially offset by higher commodity costs. Foreign currency translation favorably impacted gross profit in the second quarter of fiscal 2009 by $5.9 million.

	For the Three Months Ended
	September 30, 2008		September 30, 2007		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$55,741	17.7%	$49,519	18.0%	$6,222	$—	$6,222
Europe & ROW	27,011	11.0%	32,594	12.7%	(5,583)	1,734	(7,317)
Industrial Energy
Americas	22,990	29.9%	18,707	25.6%	4,283	—	4,283
Europe & ROW	56,142	20.3%	31,922	12.4%	24,220	4,152	20,068

Unallocated Other	—	n/a	(2,394)	n/a	2,394	—	2,394

TOTAL	$161,884	17.7%	$130,348	15.1%	$31,536	$5,886	$25,650

     Transportation Americas gross profit was $55.7 million or 17.7% of net sales in the second quarter of fiscal 2009 versus $49.5 million or 18.0% of net sales in the second quarter of fiscal 2008. This increase in gross profit is primarily due to favorable pricing actions partially offset by a decline in the OE channel and aftermarket channel. The gross profit increase was partially offset by higher non-lead commodity costs which caused gross profit percentage to be slightly lower versus the prior year period.
     Transportation Europe and ROW gross profit was $27.0 million or 11.0% of net sales in the second quarter of fiscal 2009 versus $32.6 million or 12.7% of net sales in the second quarter of fiscal 2008. Foreign currency translation favorably impacted gross profit during the second quarter of fiscal 2009 by approximately $1.7 million. The remaining decrease in gross profit was primarily due to lower unit volumes in both the OE and aftermarket channels and higher non-lead commodity costs, partially offset by favorable pricing actions.
     Industrial Energy Americas gross profit was $23.0 million or 29.9% of net sales in the second quarter of fiscal 2009 versus $18.7 million or 25.6% of net sales in the second quarter of fiscal 2008. The increase in gross profit was primarily due to favorable pricing actions in both the network power and motive power markets, as well as increased unit volumes in the network power market, partially offset by higher non-lead commodity costs.
     Industrial Energy Europe and ROW gross profit was $56.1 million or 20.3% of net sales in the second quarter of fiscal 2009 versus $31.9 million or 12.4% of net sales in the second quarter of fiscal 2008. Foreign currency translation favorably impacted gross profit in the second quarter of fiscal 2009 by approximately $4.2 million. The remaining increase of $20.1 million was primarily due to favorable pricing actions in both the network and motive power markets as well as cost reductions resulting from the installation of the Take Charge! initiative at the division’s manufacturing facilities, partially offset by higher non-lead commodity costs.
     Unallocated Other was $2.4 million in the second quarter of fiscal 2008. These costs relate to environmental remediation clean-up activities for a former secondary lead recycling plant and production facility. As this site was closed many years ago, the costs have not been allocated to the current business segments.
     Expenses
     Total expenses were $167.9 million in the second quarter of fiscal 2009 versus $121.2 million in the second quarter of fiscal 2008, and were impacted by the following items:
•	Selling, marketing, and advertising expenses increased $11.4 million, to $79.7 million in the second quarter of fiscal 2009 from $68.3 million in the second quarter of fiscal 2008 due primarily to increased sales commissions resulting from higher sales, unfavorable currency translation of $2.6 million, and an increase in bad debt expense.

•	General and administrative expenses increased $3.9 million, to $43.5 million in the second quarter of fiscal 2009 from $39.6 million in the second quarter of fiscal 2008. The increase primarily resulted from higher professional fees and unfavorable currency translation of $1.9 million.

•	Restructuring expenses increased $7.1 million to $9.7 million in the second quarter of fiscal 2009 from $2.6 million in the second quarter of fiscal 2008. This change related primarily to headcount reductions in Europe and Australia.

•	Other expense (income) was $16.7 million in the second quarter of fiscal 2009 versus ($10.5) million in the second quarter of fiscal 2008. The increase is primarily due to $37.3 million higher foreign currency remeasurement losses, partially offset by $7.8 million higher gains on revaluation of warrants.

•	Interest expense decreased $2.9 million, to $18.4 million in the second quarter of fiscal 2009 from $21.3 million in the second quarter of fiscal 2008 primarily due to lower borrowings.

•	Foreign currency translation unfavorably impacted expenses by $7.8 million in the second quarter of fiscal 2009.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	September 30, 2008	September 30, 2007	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$31,987	$32,543	$556	$—	$556
Europe & ROW	33,582	24,938	(8,644)	(2,218)	(6,426)
Industrial Energy
Americas	10,067	9,151	(916)	—	(916)
Europe & ROW	45,511	34,702	(10,809)	(3,927)	(6,882)

Unallocated expenses	46,759	19,883	(26,876)	(1,692)	(25,184)

TOTAL	$167,906	$121,217	$(46,689)	$(7,837)	$(38,852)

     Transportation Americas expenses were essentially flat at $32.0 million in the second quarter of fiscal 2009 versus $32.5 million in the second quarter of fiscal 2008.
     Transportation Europe and ROW expenses were $33.6 million in the second quarter of fiscal 2009 versus $24.9 million in the second quarter of fiscal 2008. Foreign currency translation unfavorably impacted expenses in the second quarter of fiscal 2009 by approximately $2.2 million. Excluding the impact of foreign currency translation, expenses increased by $6.4 million primarily due to $2.3 million of restructuring costs and $2.8 million of bad debt expense related to the bankruptcy filing of a certain aftermarket customer.
     Industrial Energy Americas expenses were $10.1 million in the second quarter of fiscal 2009 versus $9.2 million in the second quarter of fiscal 2008. The increase was primarily due to the hiring of additional commercial resources and commissions related to increased sales.
     Industrial Energy Europe and ROW expenses were $45.5 million in the second quarter of fiscal 2009 versus $34.7 million in the second quarter of fiscal 2008. Expenses, excluding an unfavorable foreign currency translation impact of approximately $3.9 million, increased by $6.9 million primarily due to $6.7 million of restructuring costs as well as higher sales commissions on increased sales.
     Unallocated corporate expenses were $46.8 million in the second quarter of fiscal 2009 versus $19.9 million in the second quarter of fiscal 2008:

	For the Three Months Ended		FAVORABLE
	September 30, 2008	September 30, 2007	(UNFAVORABLE)
	(In thousands)
Corporate expenses	$10,606	$9,560	$(1,046)
Restructuring	153	96	(57)
Other expense:
Currency remeasurement loss (gain)	26,805	(9,686)	(36,491)
Gain on revaluation of warrants	(9,214)	(1,457)	7,757
Other	8	99	91
Interest, net	18,401	21,271	2,870

TOTAL	$46,759	$19,883	$(26,876)

     Foreign currency translation unfavorably impacted unallocated expenses by $1.7 million in the second quarter of fiscal 2009.
     Income Taxes

	For the Three Months Ended
	September 30, 2008	September 30, 2007
	(In thousands)
Pre-tax income (loss)	$(6,494)	$8,362
Income tax provision	$3,408	$22,696

Effective tax rate	-52.5%	271.4%
     The effective tax rate for the second quarter of fiscal 2009 was impacted by the generation of income tax in the U.S., whereas in the second quarter of fiscal 2008 the U.S. operations generated losses subject to the recognition of valuation allowances resulting in no impact to the income tax provision. In addition, the effective tax rate for the second quarter of fiscal 2009 was impacted by $9.2 million in warrant revaluation income, which is fully excluded for U.S. tax purposes. The effective tax rate for the second quarter of fiscal 2009 and fiscal 2008 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, New Zealand, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, France, and Australia. The income tax provision for the second quarter of fiscal 2008 included a $16.7 million additional provision due to a reduction in the deferred tax assets in Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’ marginal tax rate from approximately 37.0% to approximately 28.0%. The effective tax rate for the second quarter of fiscal 2009 and 2008, respectively, was impacted by the recognition/(reduction) of $10.5 million and ($7.4) million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, Italy, and Australia. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of the Company’s effective tax rate.
Six months ended September 30, 2008 compared with six months ended September 30, 2007
Net Sales
     Net sales were $1.89 billion in the first half of fiscal 2009 versus $1.62 billion in the first half of fiscal 2008. Foreign currency translation favorably impacted net sales in the first half of fiscal 2009 by approximately $117.6 million. Excluding the foreign currency translation impact, net sales increased by approximately $143.5 million, or 8.8% primarily as a result of favorable pricing actions.

			FAVORABLE (UNFAVORABLE)
	For the Six Months Ended			Currency	Non-Currency
	September 30, 2008	September 30, 2007	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$621,985	$526,797	$95,188	$—	$95,188
Europe & ROW	521,228	469,280	51,948	55,726	(3,778)
Industrial Energy
Americas	166,027	138,269	27,758	—	27,758
Europe & ROW	576,209	489,983	86,226	61,917	24,309

TOTAL	$1,885,449	$1,624,329	$261,120	$117,643	$143,477

     Transportation Americas net sales were $622.0 million in the first half of fiscal 2009 versus $526.8 million in the first half of fiscal 2008. Net sales were $95.2 million or 18.1% higher due to the favorable impact of price increases and flat aftermarket unit sales, partially offset by a decline in unit volume in the OE channel.
     Transportation Europe and ROW net sales were $521.2 million in the first half of fiscal 2009 versus $469.3 million in the first half of fiscal 2008. Foreign currency translation favorably impacted the first half of fiscal 2009 by approximately $55.7 million. Excluding the impact of foreign currency translation, net sales were lower primarily due to lower unit volumes in the aftermarket and OE channels, partially offset by favorable pricing actions in both channels.
     Industrial Energy Americas net sales in the first half of fiscal 2009 were $166.0 million versus $138.3 million in the first half of fiscal 2008. Net sales were $27.8 million or 20.1% higher due to favorable pricing actions implemented in both the network power and motive power markets as well as strong unit sales in the network power market, partially offset by lower unit sales in the motive power market.
     Industrial Energy Europe and ROW net sales in the first half of fiscal 2009 were $576.2 million versus $490.0 million in the first half of fiscal 2008. Foreign currency translation favorably impacted net sales in the first half of fiscal 2009 by approximately $61.9 million. The remaining increase of $24.3 million or 5.0% was primarily due to favorable pricing actions implemented in both the network power and motive power markets, and higher unit sales in the network power market, partially offset by reduced volumes in the motive power market.
Gross Profit
     Gross profit was $331.4 million, or 17.6% of net sales in the first half of fiscal 2009 versus $249.0 million, or 15.3% of net sales in the first half of fiscal 2008. Foreign currency translation favorably impacted gross profit in the first half of fiscal 2009 by approximately $17.6 million. Gross profit in each of the Company’s business segments was impacted by favorable pricing actions and improved manufacturing efficiencies, partially offset by higher non-lead commodity costs.

	For the Six Months Ended
	September 30, 2008		September 30, 2007		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$115,187	18.5%	$97,244	18.5%	$17,943	$—	$17,943
Europe & ROW	57,442	11.0%	54,743	11.7%	2,699	5,905	(3,206)
Industrial Energy
Americas	46,781	28.2%	34,818	25.2%	11,963	—	11,963
Europe & ROW	111,954	19.4%	64,605	13.2%	47,349	11,660	35,689

Unallocated Other	—	n/a	(2,394)	n/a	2,394	—	2,394

TOTAL	$331,364	17.6%	$249,016	15.3%	$82,348	$17,565	$64,783

     Transportation Americas gross profit was $115.2 million, or 18.5% of net sales in the first half of fiscal 2009 versus $97.2 million, or 18.5% of net sales in the first half of fiscal 2008. Higher sales, driven by favorable pricing actions, were partially offset by higher non-lead commodity costs.
     Transportation Europe and ROW gross profit was $57.4 million, or 11.0% of net sales in the first half of fiscal 2009 versus $54.7 million, or 11.7% of net sales in the first half of fiscal 2008. Foreign currency translation favorably impacted gross profit in the first half of fiscal 2009 by approximately $5.9 million. Excluding the foreign currency translation impact, gross profit decreased by approximately $3.2 million primarily as a result of lower unit volumes in both the OE and aftermarket channels and higher non-lead commodity costs, partially offset by favorable pricing actions.
     Industrial Energy Americas gross profit was $46.8 million or 28.2% of net sales in the first half of fiscal 2009 versus $34.8 million or 25.2% of net sales in the first half of fiscal 2008. The increase was due to favorable pricing actions in both the network power and motive power markets, as well as increased volumes in the network power market and ongoing cost reduction initiatives, partially offset by higher non-lead commodity costs.
     Industrial Energy Europe and ROW gross profit was $112.0 million or 19.4% of net sales in the first half of fiscal 2009 versus $64.6 million or 13.2% of net sales in the first half of fiscal 2008. Foreign currency translation favorably impacted gross profit in the first half of fiscal 2009 by approximately $11.7 million. Excluding foreign currency translation, gross profit increased by $35.7 million primarily as a result of favorable pricing actions in both the network and motive power markets as well as cost reductions resulting from the installation of the Take Charge! initiative at the division’s manufacturing facilities, partially offset by higher non-lead commodity costs.
     Unallocated other was $2.4 million in the first half of fiscal 2008. These costs relate to environmental remediation clean-up activities for a former secondary lead recycling plant and production facility. As this site was closed many years ago, the costs have not been allocated to the current business segments.
Expenses
     Total expenses were $323.2 million in the first half of fiscal 2009 versus $274.5 million in the first half of fiscal 2008, and were primarily impacted by the following items:
•	Selling, marketing, and advertising increased $21.9 million, to $158.5 million in the first half of fiscal 2009 from $136.6 million in the first half of fiscal 2008. Foreign currency translation unfavorably impacted selling, marketing, and advertising costs in the first half of fiscal 2009 by approximately $8.7 million. The remaining increase was due primarily to increased commissions costs related to higher sales.

•	General and administrative increased $7.4 million, to $90.7 million in the first half of fiscal 2009 from $83.3 million in the first half of fiscal 2008 primarily due to unfavorable currency translation of $5.8 million and higher professional service fees.

•	Restructuring increased $7.2 million, to $11.9 million in the first half of fiscal 2009 from $4.7 million in the first half of fiscal 2008. This change is due primarily to headcount reductions in Europe.

•	Other expense (income) was $24.5 million in the first half of fiscal 2009 versus ($14.1) million in the first half of fiscal 2008. The increase in expense is primarily due to $38.0 million higher foreign currency remeasurement losses.

•	Interest expense decreased $5.0 million, to $37.6 million in the first half of fiscal 2009 from $42.6 million in the first half of fiscal 2008 due primarily to lower borrowings and the favorable impact of lower interest rates on borrowings under the Company’s Credit Agreement.

•	Foreign currency translation unfavorably impacted expenses by $20.1 million in the first half of fiscal 2009.

			FAVORABLE / (UNFAVORABLE)
	For the Six Months Ended			Currency	Non-Currency
	September 30, 2008	September 30, 2007	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$64,741	$63,570	$(1,171)	$—	$(1,171)
Europe & ROW	64,620	50,792	(13,828)	(6,381)	(7,447)
Industrial Energy
Americas	20,033	19,257	(776)	—	(776)
Europe & ROW	89,537	68,808	(20,729)	(9,922)	(10,807)

Unallocated expenses	84,273	72,058	(12,215)	(3,748)	(8,467)

TOTAL	$323,204	$274,485	$(48,719)	$(20,051)	$(28,668)

     Transportation Americas expenses were $64.7 million in the first half of fiscal 2009 versus $63.6 million in the first half of fiscal 2008. The increase was primarily due to higher branch freight costs.
     Transportation Europe and ROW expenses were $64.6 million in the first half of fiscal 2009 versus $50.8 million in the first half of fiscal 2008. Foreign currency translation unfavorably impacted expenses in the first half of fiscal 2009 by approximately $6.4 million. Excluding the impact of foreign currency translation, expenses increased by $7.4 million primarily due to $3.0 million of restructuring costs and $2.8 million of bad debt expense related to the bankruptcy filing of a certain aftermarket customer.
     Industrial Energy Americas expenses were $20.0 million in the first half of fiscal 2009 versus $19.3 million in the first half of fiscal 2008. The increase was primarily due to higher selling and marketing expenses related to increased sales.
     Industrial Energy Europe and ROW expenses were $89.5 million in the first half of fiscal 2009 versus $68.8 million in the first half of fiscal 2008. Expenses, excluding an unfavorable foreign currency translation impact of $9.9 million, increased by $10.8 million primarily due to $8.0 million of restructuring costs as well as higher sales commissions related to increased net sales.
     Unallocated expenses were $84.3 million in the first half of fiscal 2009 versus $72.1 million in the first half of fiscal 2008:

	For the Six Months Ended		FAVORABLE
	September 30, 2008	September 30, 2007	(UNFAVORABLE)
		(In thousands)
Corporate expenses	$20,264	$21,668	$1,404
Restructuring	154	96	(58)
Other expense:
Currency remeasurement loss (gain)	25,760	(12,591)	(38,351)
Loss (gain) on revaluation of warrants	471	(1,192)	(1,663)
Other	(2)	112	114
Interest, net	37,626	42,623	4,997
Loss on early extinguishment of debt	—	21,342	21,342

TOTAL	$84,273	$72,058	$(12,215)

     Foreign currency translation unfavorably impacted unallocated expenses by $3.7 million in the first half of fiscal 2009.
Income Taxes

	For the Six Months Ended
	September 30, 2008	September 30, 2007
	(In thousands)
Pre-tax loss	$7,225	$26,680
Income tax provision	$26,878	$22,913

Effective tax rate	372.0%	(85.9%)
     The effective tax rate for the first half of fiscal 2009 and fiscal 2008 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, New Zealand, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, France, and Australia. The effective tax rate for the first half of fiscal 2009 and 2008, respectively, was impacted by the recognition/(reduction) of $23.7 million and $7.1 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, Italy, and Australia. During the first half of fiscal 2009 the Company established a full valuation reserve of $13.3 million on its net deductible temporary differences and loss carryforwards related to its Australian operations. The effective tax rate for the first half of fiscal 2009 was impacted by the generation of income tax in the U.S., whereas in the first half of fiscal 2008 the U.S. operations generated losses subject to the recognition of valuation allowances resulting in no impact to the income tax provision. The income tax provision for the first half of fiscal 2009 decreased as a result of the removal of $3.3 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations. The income tax provision for the first half of fiscal 2008 included a $16.7 million additional provision due to a reduction in the deferred tax assets for Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’ marginal tax rate from approximately 37.0% to approximately 28.0%. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of the Company’s effective tax rate.
Liquidity and Capital Resources
     As of September 30, 2008, the Company had cash and cash equivalents of $169.9 million and availability under the Company’s revolving loan facility of $146.7 million. This compared to cash and cash equivalents of $90.5 million and availability under the revolving loan facility of $136.4 million as of March 31, 2008.
     On May 15, 2007, the Company entered into the five-year $495.0 million Credit Agreement that replaced the prior senior secured credit facility. The loans have a variable interest rate based on three-month LIBOR. The weighted average interest rate on borrowings under the Credit Agreement at September 30, 2008 and March 31, 2008 was 6.4% and 6.7%, respectively. In February 2008, the Company purchased a $200 million interest rate swap to hedge the variable interest rate of a portion of this loan. See Note 3 to the Condensed Consolidated Financial Statements. The Credit Agreement consists of a $295.0 million term loan and a $200.0 million asset-based revolving loan and matures in May 2012. The Credit Agreement contains no financial maintenance covenants.
     The Revolving Loan
     Borrowings under the revolving loan facility bear interest at a rate equal to LIBOR plus 1.50%. The applicable spread on the Revolving loan facility will be subject to change and may increase or decrease in accordance with a leverage-based pricing grid. The revolving loan facility includes a letter of credit sub-facility of $75.0 million and an accordion feature that allows the Company to increase the facility size up to $250.0 million if it can obtain commitments from existing or new lenders for the incremental amount. The revolving loan facility will mature in May 2012, but is prepayable at any time at par.
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
     The Term Loan
     Borrowings under the term loan in U.S. Dollars bear interest at a rate equal to LIBOR plus 3.00%, and borrowings under the Term Loan in Euros bear interest at a rate equal to LIBOR plus 3.25%. The term loan will mature in May 2012, but is prepayable at any time at par value.
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
     Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at September 30, 2008 and March 31, 2008 was 1.3% and 1.3%, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At September 30, 2008, the Company was in compliance in all material respects with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At September 30, 2008, the Company had outstanding letters of credit with a face value of $50.2 million and surety bonds with a face value of $4.4 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at September 30, 2008, pursuant to the terms of the agreement, was $2.6 million.
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
     Cash flows provided by (used in) operating activities were $110.6 million and ($87.3) million in the first six months of fiscal 2009 and fiscal 2008 respectively. The operating cash flows in the first half of fiscal 2009 were primarily attributable to the decrease in net loss to $20.5 million in the first six months of fiscal 2009 from $50.5 million in the first six months of fiscal 2008 (which included a $21.3 million non-cash charge for early extinguishment of debt), improved collection in accounts receivable, and lower inventory resulting primarily from decreased lead costs, partially offset by lower payables due to timing of payments. Operating cash flows were lower in the first half of fiscal 2008 primarily due to an increase in inventories of $129.2 million related to significant lead cost increases combined with the Company’s seasonal increase in inventory levels.
     The Company generated $16.3 million and $3.7 million from the sale of non-core assets in the first six months of fiscal 2009 and fiscal 2008, respectively. These sales principally relate to the sale of surplus land and buildings.
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
     Cash (used in) provided by financing activities were ($6.5) million and $120.5 million in the first six months of fiscal 2009 and fiscal 2008, respectively. This decrease relates primarily to prior year borrowings under the Company’s Credit Agreement and proceeds from the Company’s rights offering in September 2007.
     Total debt at September 30, 2008 was $692.2 million, as compared to $716.2 million at March 31, 2008. See Note 7 to the Condensed Consolidated Financial Statements for the composition of such debt.
     The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during the remainder of fiscal 2009, which include payment of remaining accrued restructuring costs of approximately $5.5 million as of September 30, 2008. Restructuring costs of $11.5 million and $5.2 million were paid during the first six months of fiscal 2009 and 2008, respectively. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.

     Capital expenditures were $36.2 million and $24.0 million in the first six months of fiscal 2009 and 2008, respectively.
     The estimated fiscal 2009 pension plan contributions are $41.8 million and other post-retirement contributions are $2.2 million. Payments aggregating $25.9 million were made during the six months ended September 30, 2008. Recent deterioration in the securities markets has impacted the value of the assets included in our defined benefit pension plans. Should values not recover before March 31, 2009, the decline in fair value of our plans may result in additional cash contributions during fiscal 2010.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $57.8 million and $94.3 million of foreign currency trade accounts receivable as of September 30, 2008 and March 31, 2008, respectively. Changes in the level of receivables sold from period to period are included in the change in accounts receivable within cash flow from operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Changes to the quantitative and qualitative market risks as of September 30, 2008 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008 for further information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (v) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (vi) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (vii) competitiveness of the battery markets in the Americas and Europe, (viii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (ix) general economic conditions, (x) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xi) the Company’s reliance on a single supplier for its polyethylene battery separators, (xii) the Company’s ability to successfully pass along increased material costs to its customers, (xiii) the loss of one or more of the Company’s major customers for its industrial or transportation products, (xiv) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, and (xv) the ability of the Company’s customers to pay for products and services in light of liquidity constraints resulting from global economic conditions and restrictive credit markets.
The Company cautions each reader of this report to carefully consider those factors set forth above. Such factors have, in some instances, affected and in the future could affect the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 11 to the Condensed Consolidated Financial Statements in this document.
Item 1A. Risk Factors
     The risk factors which were disclosed in the Company’s fiscal 2008 Form 10-K have not materially changed since we filed our fiscal 2008 Form 10-K, except for the following. See Item 1A to Part I of the Company’s fiscal 2008 Form 10-K for a complete discussion of these risk factors.
Adverse global economic conditions could have a material adverse effect on the Company’s business, financial condition and results of operations.
     Unfavorable changes in global economic conditions, including tightening credit markets, inflation and recession, may result in consumers, businesses and governments deferring or lowering purchases of the Company’s products in the future. These economic conditions also may impact the ability of the Company’s customers to pay or obtain sufficient credit to finance the Company’s products and services. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, the Company’s ability to meet customer’s demands depend, in part, on the Company’s ability to obtain timely and adequate delivery of quality materials, parts and components from its suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the global economic conditions, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies. If such economic conditions persist, the Company’s financial results of operations could be adversely impacted.
Recently adopted U.S. lead emissions standards under the NAAQS and the implementation of such standards by applicable states could have a material adverse effect on the Company’s financial condition, cash flows and results of operations.
     On October 15, 2008, the EPA published new lead emissions standards under the NAAQS, which are expected to be effective soon after December 15, 2008. The new standards further restrict lead emissions by reducing the off-site concentration standards for lead in air from 1.5 micrograms per cubic meter to 0.15 micrograms per cubic meter. The Company believes that the new standards will likely impact a number of its U.S. facilities. Under the CAA, publication by the EPA of these ambient air quality standards initiates a process in which the states develop rules implementing such standards, and the likelihood and timing of the implementation of these emission standards, as adopted, has not been determined. Options available under the CAA to appeal and obtain reconsideration or revisions that are more reasonable and feasible are being considered. Although the final impact on the Company’s operations cannot be reasonably determined at the current time, the Company believes that the impact of these recently adopted lead emissions standards on its U.S. facilities could have a material adverse effect on its financial condition, cash flows or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum
Number (or
Approximate Dollar
			(c) Total Number of	Value) of Shares (or
	(a) Total		Shares (or Units)	Units) that May Yet
	Number of	(b) Average Price	Purchased as Part of	Be Purchased Under
	Shares (or Units)	Paid per Share (or	Publicly Announced	the Plans or
Period	Purchased (1)	Unit)	Plans or Programs	Programs
July 1 through July 31
August 1 through August 31
September 1 through September 30	21,141	$9.448

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in conjunction with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on Tuesday, September 9, 2008, in Alpharetta, Georgia, at which the following matters were submitted to a vote of the shareholders:
(a) Votes regarding the election of directors for a term expiring in 2009, as follows:

Name	Votes For	Votes Withheld
Herbert F. Aspbury	64,515,168	153,732
Michael R. D’Appolonia	64,511,239	157,661
David S. Ferguson	64,259,640	409,260
Paul W. Jennings	46,868,801	17,800,099
Joseph V. Lash	64,518,156	150,744
John P. Reilly	64,507,229	161,671
Michael P. Ressner	63,928,378	740,522
Gordon A. Ulsh	64,515,599	153,301
Carroll R. Wetzel	64,261,738	407,162
(b) Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for Fiscal 2009:

Vote For	Votes Against	Abstentions
62,504,061	2,143,326	21,510
Item 5.Other Information
     None
Item 6. Exhibits
31.1	Certification of Gordon A. Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/S/ Phillip A. Damaska

Phillip A. Damaska
Executive Vice President and Chief Financial Officer

Date: November 6, 2008