Form 10-Q
period 2008-12-31
EXIDE TECHNOLOGIES
filed 2009-02-04
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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
     As of January 30, 2009, 75,478,355 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
NET SALES	$782,602	$1,042,047	$2,668,050	$2,666,377
COST OF SALES	620,587	876,214	2,174,671	2,251,527

Gross profit	162,015	165,833	493,379	414,850

EXPENSES:
Selling, marketing and advertising	72,483	76,435	231,009	213,068
General and administrative	42,341	43,623	133,001	126,893
Restructuring	7,783	1,652	19,661	6,334
Other (income) expense, net	(429)	(6,446)	24,085	(20,507)
Interest expense, net	17,532	21,697	55,158	64,320
Loss on early extinguishment of debt	—	—	—	21,342

	139,710	136,961	462,914	411,450

Income before reorganization items, income taxes, and minority interest	22,305	28,872	30,465	3,400
REORGANIZATION ITEMS, NET	409	1,202	1,344	2,412
INCOME TAX PROVISION	6,367	7,947	33,245	30,859
MINORITY INTEREST	102	414	996	1,332

Net income (loss)	$15,427	$19,309	$(5,120)	$(31,203)

EARNINGS (LOSS) PER SHARE
Basic	$0.20	$0.26	$(0.07)	$(0.47)

Diluted	$0.20	$0.25	$(0.07)	$(0.47)

WEIGHTED AVERAGE SHARES
Basic	75,589	75,088	75,474	66,043

Diluted	79,386	79,655	75,474	66,043

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	December 31, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$148,413	$90,547
Receivables, net of allowance for doubtful accounts of $32,716 and $33,630	562,786	782,944
Inventories	489,166	583,593
Prepaid expenses and other	19,666	17,829
Deferred financing costs, net	4,969	5,215
Deferred income taxes	30,736	36,853

Total current assets	1,255,736	1,516,981

Property, plant and equipment, net	583,625	649,526

Other assets:
Other intangibles, net	183,259	206,283
Investments in affiliates	2,061	6,523
Deferred financing costs, net	13,538	18,071
Deferred income taxes	40,353	51,238
Other	42,100	42,774

	281,311	324,889

Total assets	$2,120,672	$2,491,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$19,165	$22,719
Current maturities of long-term debt	10,273	9,875
Accounts payable	309,716	468,240
Accrued expenses	292,832	333,092
Warrants liability	1,681	8,272

Total current liabilities	633,667	842,198
Long-term debt	657,578	683,601
Noncurrent retirement obligations	172,869	212,438
Deferred income taxes	33,236	44,407
Other noncurrent liabilities	136,940	145,642

Total liabilities	1,634,290	1,928,286

Commitments and contingencies	—	—
Minority interest	17,395	18,772

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 75,479 and 75,278 shares issued and outstanding	755	753
Additional paid-in capital	1,109,210	1,104,939
Accumulated deficit	(722,782)	(717,662)
Accumulated other comprehensive income	81,804	156,308

Total stockholders’ equity	468,987	544,338

Total liabilities and stockholders’ equity	$2,120,672	$2,491,396

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	December 31, 2008	December 31, 2007
Cash Flows From Operating Activities:
Net loss	$(5,120)	$(31,203)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	73,761	75,338
Unrealized gain on warrants	(6,591)	(1,194)
Net loss on asset sales / impairments	1,820	151
Deferred income taxes	7,400	14,257
Provision for doubtful accounts	6,509	6,591
Non-cash stock compensation	3,844	4,091
Reorganization items, net	1,344	2,412
Minority interest	996	1,332
Amortization of deferred financing costs	3,833	3,585
Loss on early extinguishment of debt	—	21,342
Currency loss (gain)	33,572	(18,230)
Changes in assets and liabilities —
Receivables	122,733	(81,989)
Inventories	35,698	(147,115)
Prepaid expenses and other	(3,320)	1,641
Payables	(118,778)	53,220
Accrued expenses	(6,703)	34,335
Noncurrent liabilities	(21,579)	(31,574)
Other, net	(8,941)	(812)

Net cash provided by (used in) operating activities	120,478	(93,822)

Cash Flows From Investing Activities:
Capital expenditures	(58,666)	(39,285)
Proceeds from sales and purchase of assets, net	12,892	3,685

Net cash used in investing activities	(45,774)	(35,600)

Cash Flows From Financing Activities:
Increase in short-term borrowings	105	3,419
(Decrease) increase in borrowings under Senior Secured Credit Facility	(2,255)	50,856
(Decrease) increase in other debt	(6,618)	7,721
Financing costs and other	—	(31,736)
Net proceeds from rights offerings and common stock issuance	428	90,998

Net cash (used in) provided by financing activities	(8,340)	121,258

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(8,498)	3,125

Net Increase (Decrease) In Cash and Cash Equivalents	57,866	(5,039)
Cash and Cash Equivalents, Beginning of Period	90,547	76,211

Cash and Cash Equivalents, End of Period	$148,413	$71,172

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period —
Interest	$41,080	$46,328
Income taxes (net of refunds)	$10,492	$12,763
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
(2) COMPREHENSIVE (LOSS) INCOME
     Total comprehensive (loss) income and its components are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	(In thousands)
Net income (loss)	$15,427	$19,309	$(5,120)	$(31,203)

Defined benefit plans	(7,513)	(1,015)	(13,081)	(2,680)
Cumulative translation adjustment	(19,949)	5,612	(58,523)	32,559
Derivatives quarlifying as hedges	(5,909)	—	(2,900)	—

Total comprehensive (loss) income	$(17,944)	$23,906	$(79,624)	$(1,324)

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
     In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations at a rate of 3.45% per annum through February 27, 2011. In August 2008, the terms of this agreement were modified to change the fixed rate to 3.35% per annum from August 15, 2008 through August 15, 2009 and a fixed rate of 3.45% thereafter. The interest rate swap is designated as a cash-flow hedging instrument. At December 31, 2008, the fair value of the swap agreement, which is based on quotes from active markets for instruments of this type, amounted to a liability of $8.1 million. During the three months and nine months ended December 31, 2008, $0.9 million and $1.6 million were recorded as increases in interest expense, respectively, and include both amounts considered ineffective as well as effective amounts related to those periods. The Company expects to reclassify approximately $0.8 million from accumulated other comprehensive income to interest expense during the remainder of fiscal 2009.
     In August 2008, the Company entered into a foreign currency forward contract in the notional amount of $62.8 million to mitigate the effect of foreign currency exchange rate fluctuations of a certain foreign subsidiary’s debt that is denominated in U.S. dollars. The forward contract and the indebtedness mature in May 2012. Because the Company has not designated this contract as a hedging instrument under SFAS 133, changes in its fair value are recognized immediately in earnings. At December 31, 2008, the fair value of this instrument amounted to an asset of $3.6 million.
(4) INTANGIBLE ASSETS
     Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames	Tradenames
	(not subject to	(subject to	Customer
	amortization)	amortization)	relationships	Technology	Total
	(In thousands)
As of December 31, 2008:
Gross Amount	$60,050	$13,659	$113,295	$29,499	$216,503
Accumulated Amortization	—	(5,034)	(22,116)	(6,094)	(33,244)

Net	$60,050	$8,625	$91,179	$23,405	$183,259

As of March 31, 2008:
Gross Amount	$67,089	$15,260	$126,529	$28,323	$237,201
Accumulated Amortization	—	(4,720)	(20,696)	(5,502)	(30,918)

Net	$67,089	$10,540	$105,833	$22,821	$206,283

     Amortization of intangible assets for the third quarter of fiscal 2009 and 2008 were $1.9 million and $1.9 million, respectively. For the first nine months of fiscal 2009 and 2008, amortization amounted to $5.8 million and $5.4 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8 million to $9 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.
(5) INVENTORIES
Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	December 31, 2008	March 31, 2008
	(In thousands)
Raw materials	$71,593	$71,779
Work-in-process	97,021	115,840
Finished goods	320,552	395,974

	$489,166	$583,593

(6) OTHER ASSETS
Other assets consist of:

	December 31, 2008	March 31, 2008
	(In thousands)
Deposits (a)	$9,504	$12,631
Capitalized software, net	3,038	3,711
Loan to affiliate	1,005	1,811
Retirement plans	19,229	17,391
Financial instruments	3,630	—
Other	5,694	7,230

	$42,100	$42,774

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.
(7) DEBT
     At December 31, 2008 and March 31, 2008, short-term borrowings of $19.2 million and $22.7 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.4% and 6.2% at December 31, 2008 and March 31, 2008, respectively.
     Total long-term debt consists of:

	December 31, 2008	March 31, 2008
	(In thousands)
Senior Secured Credit Facility	$290,762	$306,395
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11% due in installments through 2015	27,089	37,081

Total	667,851	693,476
Less — current maturities	10,273	9,875

	$657,578	$683,601

     Total debt including long-term debt and short-term borrowings at December 31, 2008 and March 31, 2008 was $687.0 million and $716.2 million, respectively.
(8) INTEREST EXPENSE, NET
     Interest income of $0.5 million, $0.5 million, $2.2 million, and $1.2 million is included in interest expense, net for the three and nine months ended December 31, 2008 and 2007, respectively.

(9) OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consist of:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	(In thousands)
Net loss on asset sales / impairments	$686	$48	$1,820	$151
Equity loss (income)	256	(246)	(1,171)	(554)
Currency loss (gain)	7,689	(6,113)	33,572	(18,230)
Gain on revaluation of warrants (a)	(7,062)	(3)	(6,591)	(1,194)
Other	(1,998)	(132)	(3,545)	(680)

	$(429)	$(6,446)	$24,085	$(20,507)

(a)	The warrants entitle the holders to purchase an aggregate of up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. In accordance with Emerging Issues Task Force abstract (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.
(10) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,030	$1,402	$3,345	$4,024
Interest cost	9,218	9,169	28,779	26,887
Expected return on plan assets	(7,549)	(7,578)	(23,394)	(22,174)
Amortization of:
Prior service cost	5	5	16	15
Actuarial gain	(605)	(418)	(1,988)	(1,175)

Net periodic benefit cost	$2,099	$2,580	$6,758	$7,577

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	(In thousands)
Components of net periodic benefit cost:
Service cost	$45	$51	$149	$148
Interest cost	327	377	1,001	1,123
Amortization of:
Prior service cost	(96)	—	(288)	—
Actuarial loss	34	19	101	55

Net periodic benefit cost	$310	$447	$963	$1,326

          The estimated fiscal 2009 pension plan contributions are $41.8 million and other post-retirement contributions are $2.2 million. Payments aggregating $35.2 million were made during the nine months ended December 31, 2008.
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
     No claims were allowed during the fiscal quarter ended December 31, 2008, and therefore no distribution of stock and warrants were made for the period. Based on information available as of January 30, 2008, approximately 11.3% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
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
     In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17.0 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, the Court denied the defendants’ motion to dismiss the complaint, without prejudice. The defendants filed an answer and counterclaim. In 2002, the Court authorized discovery to proceed as to all parties except the Company. In August 2002, the case was moved to the U.S. Bankruptcy Court for the Northern District of Illinois. In February 2003, the U.S. Bankruptcy Court for the Northern District of Illinois transferred the case to the U.S. Bankruptcy Court in Delaware. In November 2003, the Bankruptcy Court denied PDH’s motion to abstain or remand the case and issued an opinion holding that the Bankruptcy Court had jurisdiction over PDH’s claims and that liability, if any, would lie solely against Exide Technologies and not against any of its foreign affiliates. The Bankruptcy Court denied PDH’s motion to reconsider. In an order dated March 22, 2007, the U.S. District

Court for the District of Delaware denied PDH’s appeal in its entirety, affirming the Orders of the Bankruptcy Court. PDH then appealed the matter to the United States Court of Appeals for the Third Circuit. On September 19, 2008, the Third Circuit vacated the prior orders of the Bankruptcy Court, remanding the matter with instructions that the Bankruptcy Court hear evidence before ruling whether Exide (as opposed to its non-debtor affiliates) would be solely liable, if any liability is found at all, under the GNB agreements.
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
     As previously reported, in June 2005 two former stockholders, Aviva Partners LLC and Robert Jarman filed purported class action lawsuits against the Company and certain of its current and former officers alleging violations of certain federal securities laws in the United States District Court for the District of New Jersey. United States District Judge Mary L. Cooper consolidated the Aviva Partners and Jarman cases under the Aviva Partners v. Exide Technologies, Inc. caption.
     On January 8, 2009, the Company and Plaintiffs’ Court-appointed representatives (the “Lead Plaintiffs”) reached an agreement in principle to settle this litigation (the “Proposed Settlement”). Any payment under the Proposed Settlement would be made by the Company’s insurers and would have no material impact on the Company’s financial statements or results of operations.
     The Proposed Settlement is subject to execution of a definitive agreement between the Company and Lead Plaintiffs and approval by Lead Plaintiffs’ Board of Trustees. The Proposed Settlement is also subject to Court approval, and the Court has ordered Plaintiffs to file their motion for preliminary approval of the Proposed Settlement on or before February 27, 2009. Assuming preliminary Court approval is obtained, notice to members of the class would be issued, and the Company anticipates that a final approval hearing would take place in the latter half of calendar 2009. Upon final approval of the Proposed Settlement by the Court this litigation will be dismissed in its entirety, with prejudice. Under the terms of the Proposed Settlement the Company and the former officers continue to deny the allegations in Plaintiffs’ complaints.
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
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of December 31, 2008 and March 31, 2008, the amount of such reserves on the Company’s Consolidated Balance Sheets was approximately $35.6 million and $39.1 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
Guarantees
     At December 31, 2008, the Company had outstanding letters of credit with a face value of $56.4 million and surety bonds with a face value of $4.4 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at December 31, 2008, pursuant to the terms of the agreement, totaled approximately $4.3 million.
     Certain of the Company’s European subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2008, bank guarantees with a face value of $16.7 million were outstanding.
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
     Changes in the Company’s sales returns and allowances liability (in thousands):

Balance at March 31, 2008	$57,757
Accrual for sales returns and allowances provided	39,931
Settlements made (in cash or credit), and currency translation	(45,457)

Balance at December 31, 2008	$52,231

(12) INCOME TAXES
     The effective tax rates for the third quarter of fiscal 2009 and 2008 were impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, France, and Australia. During the first nine months of fiscal 2009, the Company established a full valuation reserve of $13.3 million on its net deductible temporary differences and loss carryforwards related to its Australian operations. The income tax provision for the first nine months of fiscal 2008 included a $16.7 million additional provision due to a reduction in the deferred tax assets for Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’ marginal tax rate from approximately 37.0% to approximately 28.0%. The effective tax rate for the first nine months fiscal 2009 was impacted by the generation of income tax in the U.S., whereas in the first nine months of fiscal 2008 the U.S. operations generated income subject to the recognition of valuation allowances resulting in no impact to the income tax provision. In addition, the income tax provision for the first nine months of fiscal 2009 decreased as a result of the removal of $3.1 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations.
     The significant components of the Company’s effective tax rate are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Local tax provision	6.4%	0.8%	14.6%	-2.6%
Change in valuation allowances	12.7%	1.6%	106.8%	2568.9%
Revaluation of warrants	-11.3%	0.0%	-7.9%	-42.3%
Rate difference on foreign subsidiaries	-24.4%	-16.0%	-40.5%	-1480.8%
Change in tax rate	-0.4%	2.0%	-0.4%	1679.8%
Dividend income	3.7%	-1.7%	2.3%	2.0%
Other, net	7.4%	7.0%	4.3%	359.4%

Effective tax rate	29.1%	28.7%	114.2%	3119.4%

The size, in percentage terms, of the components of the Company’s effective tax rate for the first nine months of fiscal 2008 was primarily impacted by a consolidated profit before tax of less than $1.0 million.
Quarterly, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits. This review is performed on a jurisdiction by jurisdiction basis.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2006.
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
     The Company’s unrecognized tax benefits decreased from $83.3 million to $70.1 million during the first nine months of fiscal 2009 due primarily to the effects of foreign currency translation plus the recognition of a tax benefit due to the expiration a statute of limitations, partially offset by unrecognized tax benefits established during the period. The amounts, if recognized, that would affect the Company’s effective tax rate at December 31, 2008 and March 31, 2008 are $20.7 million and $26.6 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2008 and March 31, 2008 are $10.4 million and $7.3 million of tax benefits, respectively, that if recognized, would result in a decrease to long term intangibles recorded in fresh start accounting.
     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At December 31, 2008 and March 31, 2008, before any tax benefits, the Company had $4.2 million and $3.7 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
     During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company’s effective tax rate by $0.3 million.
(13) RESTRUCTURING
     During the first nine months of fiscal 2009, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the nine months ended December 31, 2008, the Company recognized restructuring charges of $19.7 million, representing $17.5 million for severance and $2.2 million for related closure costs. These charges resulted from consolidation efforts in the Transportation Europe and Rest of World (“ROW”) segment, headcount reductions in the Industrial Energy Europe and ROW segment, and corporate severance. Approximately 349 positions were eliminated.

     Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total
	(In thousands)
Balance at March 31, 2008	$1,788	$3,282	$5,070

Restructuring Charges	17,484	2,177	19,661
Payments and Currency Translation	(15,902)	(3,497)	(19,399)

Balance at December 31, 2008	$3,370	$1,962	$5,332

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
(14) EARNINGS (LOSS) PER SHARE
     The Company computes basic earnings (loss) per share in accordance with SFAS 128, “Earnings Per Share” by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss), after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic loss per share. Basic and diluted earnings (loss) per share for the three and nine months ended December 31, 2008 and 2007 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	(In thousands)
Net income (loss)	$15,427	$19,309	$(5,120)	$(31,203)
Interest expense on Floating Rate Convertible Senior
Subordinated Notes	$109	$485	—	—

	$15,536	$19,794	$(5,120)	$(31,203)

Basic weighted average shares outstanding	75,589	75,088	75,474	66,043

Effect of dilutive securities:
Floating Rate Convertible Senior Subordinated Notes	3,697	3,697	—	—
Employee stock options	36	536	—	—
Employee restricted stock awards (non-vested)	64	334	—	—

	3,797	4,567	—	—

Diluted weighted average shares outstanding	79,386	79,655	75,474	66,043

Basic earnings (loss) per share:	$0.20	$0.26	$(0.07)	$(0.47)

Diluted earnings (loss) per share:	$0.20	$0.25	$(0.07)	$(0.47)

     For the three months ended December 31, 2008 and 2007, 3,547,537 and 3,182,562 stock options, respectively, were outstanding. Of these, 2,293,031 and 1,240,686, respectively, were excluded from the diluted earnings per share calculation because their exercise prices were greater than the market price of the related common stock for the period, and their inclusion would be anti-dilutive. The remaining options were included in the treasury stock method calculation, and the resulting incremental shares were included in the calculation of diluted earnings per share. In addition, 6,725,444 warrants were outstanding for both periods, but were all excluded from the diluted earnings per share calculation because their exercise prices were greater than the market price of the related common stock for the period, and their inclusion would also be anti-dilutive.
     Due to net losses for the nine months ended December 31, 2008 and 2007, certain potentially dilutive shares associated with convertible debt, employee stock options, restricted stock, restricted stock unit awards, and warrants have been excluded from the diluted loss per share calculation because their effect would be anti-dilutive. As of December 31, 2008 and 2007, outstanding securities which were excluded from the net loss per share calculations consisted of 3,547,537 and 3,182,562 employee stock options, and 1,015,593 and 1,229,816 restricted stock awards (non-vested), respectively. In addition, 6,725,444 warrants and 3,696,858 shares associated with convertible debt (assuming conversion) outstanding were excluded from the net loss per share calculations for both periods because their effect would also be anti-dilutive.
     On September 28, 2007, the Company consummated a $91.7 million rights offering, allowing the Company’s stockholders to purchase additional shares of common stock. The rights offering resulted in the issuance of 14.0 million shares of common stock.
(15) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). The Company adopted the balance sheet recognition provisions of SFAS 158 at March 31, 2007. SFAS 158 also requires that employers measure the benefit obligation and plan assets as of the fiscal year end for fiscal years ending after December 15, 2008. The Company currently uses a December 31 measurement date for its U.S. pension and other postretirement benefit plans and a March 31 measurement date for its non-U.S. plans. The Company intends to eliminate the early measurement date for its U.S plans at March, 31, 2009. The effect of the change in measurement year on the Company’s financial statements is currently being assessed, but at this time, no material effect is expected.
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
     The following table represents our financial assets (liabilities) measured at fair value on a recurring basis as of December 31, 2008, and the basis for that measurement:

		Quoted Price in	Significant
	Total	Active Markets	Other	Significant
	Fair Value	for	Observable	Unobservable
	Measurement	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Interest rate swap agreement	$(8,065)	—	$(8,065)	—
Foreign currency forward contract	3,630	—	3,630	—
     The fair value of the interest rate swap agreement is based on observable prices as quoted for receiving the variable three month London Interbank Offered Rates, or LIBOR, and paying fixed interest rates and, therefore, was classified as Level 2. The fair value of the foreign currency forward contract was based upon current quoted market prices and is classified as Level 2 based on the nature of the underlying market in which this derivative is traded. For additional discussion of the Company’s derivative instruments and hedging activities, see Note 3.
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
     Transportation markets include original-equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (UPS), lift trucks and other material handling equipment, and mining and other commercial vehicles.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended December 31, 2008
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(in thousands)
Net sales	$273,143	$210,282	$64,681	$234,496	$—	$782,602
Gross profit	53,459	33,205	18,277	57,074		162,015
Expenses	32,730	30,288	9,175	40,848	26,669	139,710
Income (loss) before reorganization items, income taxes, and minority interest	20,729	2,917	9,102	16,226	(26,669)	22,305

	For the Three Months Ended December 31, 2007
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(in thousands)
Net sales	$289,888	$360,256	$84,175	$307,728	$—	$1,042,047
Gross profit	54,874	47,654	22,801	40,504		165,833
Expenses	32,615	33,660	9,021	36,492	25,173	136,961
Income (loss) before reorganization items, income taxes, and minority interest	22,259	13,994	13,780	4,012	(25,173)	28,872

	For the Nine Months Ended December 31, 2008
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(in thousands)
Net sales	$895,128	$731,510	$230,707	$810,705	$—	$2,668,050
Gross profit	168,646	90,646	65,059	169,028		493,379
Expenses	97,470	94,908	29,209	130,385	110,942	462,914
Income (loss) before reorganization items, income taxes, and minority interest	71,176	(4,262)	35,850	38,643	(110,942)	30,465

	For the Nine Months Ended December 31, 2007
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(in thousands)
Net sales	$816,685	$829,536	$222,445	$797,711	$—	$2,666,377
Gross profit	152,118	102,398	57,619	105,109	(2,394)	414,850
Expenses	96,188	84,453	28,278	105,300	97,231	411,450
Income (loss) before reorganization items, income taxes, and minority interest	55,930	17,945	29,341	(191)	(99,625)	3,400

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain/loss, and gain/loss on revaluation of warrants. For the nine months ended December 31, 2007, Other also includes a $21.3 million loss on early extinguishment of debt.
(18) SUBSEQUENT EVENT
In January 2009, the Company announced its plan to close one of its transportation battery plants located in Europe. This initiative, among other incremental restructuring activities, is expected to result in a fiscal 2009 fourth quarter restructuring charge of approximately $30 to $40 million.

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
Executive Overview
     The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments, Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
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
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 42.1% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has decreased 36% from $2,842 per metric ton for the nine months ended December 31, 2007 to $1,819 per metric ton for the nine months ended December 31, 2008. At January 30, 2009, the quoted price on the LME was $1,151 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first nine months of fiscal 2009, the exchange rate of the Euro to the U.S. Dollar has increased 5.1% on average to $1.46 compared to $1.39 for the first nine months of fiscal 2008. At December 31, 2008, the Euro was $1.40 or 11.4% lower as compared to $1.58 at March 31, 2008.
     The Company is also exposed, although to a lesser extent, to foreign currency risk in Australia, countries in the Pacific Rim region, Poland, and the U.K. Fluctuations in exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another. Fluctuations in European currencies impacted the Company’s results for the periods presented herein. For the nine months ended

December 31, 2008, approximately 57.8% of the Company’s net sales were generated in Europe and ROW. Further, approximately 66.1% of the Company’s aggregate accounts receivable and inventory as of December 31, 2008 were held by its European subsidiaries.
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
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during the nine months ended December 31, 2008. See Notes 3 and 7 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Third quarter of Fiscal 2009 Highlights and Outlook
     The Company’s reported results continue to be impacted in fiscal 2009 by fluctuations in the price of lead and other commodity costs that are primary components in the manufacture of batteries, as well as fluctuations in energy costs used in the manufacturing and distribution of the Company’s products.
     In the Americas, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. After a long period of increase, the average cost of spent batteries decreased approximately 34.8% versus the third quarter of fiscal 2008, the second consecutive quarter in which spent battery prices decreased versus prior year levels. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.
     In Europe, the Company’s lead requirements are mainly fulfilled by third-party suppliers. Because of the Company’s exposure to lead market prices in Europe, and based on historical volatility in lead prices, the Company has implemented several measures to offset changes in lead prices, including selective pricing actions and lead price escalators. The Company has automatic lead price escalators with many OE customers. The Company currently obtains a small portion of its lead requirements from recycling in its European facilities.
     The Company expects that volatilities in lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, selective pricing actions, lead price escalators in certain contracts and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lag the rise in market prices of lead and other commodities. Both lead price escalators and fuel surcharges may not be accepted by our customers.
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
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The Company believes that the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to the Company’s annual report for further information.
Results of Operations
Three months ended December 31, 2008 compared with three months ended December 31, 2007
     Net Sales
     Net sales were $782.6 million for the third quarter of fiscal 2009 versus $1.04 billion in the third quarter of fiscal 2008. Foreign currency translation (primarily the weakening of the Euro against the U.S. dollar) unfavorably impacted net sales in the third quarter of fiscal 2009 by approximately $57.4 million. Excluding the foreign currency translation impact, net sales decreased by approximately $202.0 million, or 19.4% primarily as a result of lower unit sales and reduced pricing related to less costly commodities, primarily lead. This lower average price of lead contributed to lower consolidated net sales of $109.1 million in the fiscal 2009 third quarter when compared to the fiscal 2008 third quarter.

			FAVORABLE (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	December 31, 2008	December 31, 2007	TOTAL	Related	Related
	(in thousands)
Transportation
Americas	$273,143	$289,888	$(16,745)	—	$(16,745)
Europe & ROW	210,282	360,256	(149,974)	(25,153)	(124,821)

Industrial Energy
Americas	64,681	84,175	(19,494)	—	(19,494)
Europe & ROW	234,496	307,728	(73,232)	(32,261)	(40,971)

TOTAL	$782,602	$1,042,047	$(259,445)	$(57,414)	$(202,031)

     Transportation Americas net sales were $273.1 million for the third quarter of fiscal 2009 versus $289.9 million for the third quarter of fiscal 2008. Net sales were $16.7 million or 5.8% lower due to decreased unit volumes in both the OE and Aftermarket channels as well as a $20.7 million unfavorable impact caused by the lower average price of lead, partially offset by favorable pricing actions.
     Transportation Europe and ROW net sales were $210.3 million for the third quarter of fiscal 2009 versus $360.3 million for the third quarter of fiscal 2008. Net sales, excluding an unfavorable impact of $25.2 million in foreign currency translation, were lower by $124.8 million or 34.6% mainly due to significantly lower volumes in both the OE and Aftermarket channels as well as $61.4 million in reduced pricing related to the decrease in the market price of lead.
     Industrial Energy Americas net sales were $64.7 million for the third quarter of fiscal 2009 versus $84.2 million for the third quarter of fiscal 2008. Net sales were $19.5 million or 23.2% lower due to decreased volumes in both the network power and motive power markets as well as a $3.2 million unfavorable impact caused by the lower average price of lead, partially offset by favorable pricing actions.
     Industrial Energy Europe and ROW net sales were $234.5 million for the third quarter of fiscal 2009 versus $307.7 million for the third quarter of fiscal 2008. Net sales, excluding an unfavorable foreign currency translation impact of $32.3 million, decreased $41.0 million or 13.3% due to lower volumes in the network power and motive power markets as well as $23.8 million in reduced pricing related to the decrease in the market price of lead.
     Gross Profit
     Gross profit was $162.0 million in the third quarter of fiscal 2009 versus $165.8 million in the third quarter of fiscal 2008. Gross margin increased 4.8% to 20.7% from 15.9% in the third quarter of fiscal 2008. Gross profit in each of the Company’s business segments was impacted by favorable pricing actions and improved manufacturing efficiencies. Foreign currency translation unfavorably impacted gross profit in the third quarter of fiscal 2009 by $11.6 million.

	For the Three Months Ended
	December 31, 2008		December 31, 2007		FAVORABLE (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(in thousands)
Transportation
Americas	$53,459	19.6%	$54,874	18.9%	$(1,415)	—	$(1,415)
Europe & ROW	33,205	15.8%	47,654	13.2%	(14,449)	(3,628)	(10,821)

Industrial Energy
Americas	18,277	28.3%	22,801	27.1%	(4,524)	—	(4,524)
Europe & ROW	57,074	24.3%	40,504	13.2%	16,570	(7,928)	24,498

TOTAL	$162,015	20.7%	$165,833	15.9%	$(3,818)	$(11,556)	$7,738

     Transportation Americas gross profit was $53.5 million or 19.6% of net sales in the third quarter of fiscal 2009 versus $54.9 million or 18.9% of net sales in the third quarter of fiscal 2008. The slight decrease in gross profit is primarily due to lower unit sales in both the OE and Aftermarket channels coupled with lower profits on third party lead sales, partially offset by favorable pricing actions.
     Transportation Europe and ROW gross profit was $33.2 million or 15.8% of net sales in the third quarter of fiscal 2009 versus $47.7 million or 13.2% of net sales in the third quarter of fiscal 2008. Foreign currency translation unfavorably impacted gross profit during the third quarter of fiscal 2009 by approximately $3.6 million. The remaining decrease in gross profit was primarily due to significantly lower volumes in both the OE and Aftermarket channels.
     Industrial Energy Americas gross profit was $18.3 million or 28.3% of net sales in the third quarter of fiscal 2009 versus $22.8 million or 27.1% of net sales in the third quarter of fiscal 2008. The decrease in gross profit was primarily due to decreased volumes in both the network power and motive power markets, partially offset by favorable pricing actions.
     Industrial Energy Europe and ROW gross profit was $57.1 million or 24.3% of net sales in the third quarter of fiscal 2009 versus $40.5 million or 13.2% of net sales in the third quarter of fiscal 2008. Gross profit, excluding an unfavorable foreign currency translation impact of $7.9 million, increased $24.5 million primarily due to favorable pricing actions in both the network power and motive power markets and because of the lag of quarterly lead escalators in a downward commodity market, as well as cost reductions resulting from the installation of the Take Charge! initiative at the division’s manufacturing facilities.
     Expenses
     Total expenses were $139.7 million in the third quarter of fiscal 2009 versus $137.0 million in the third quarter of fiscal 2008, and were impacted by the following items:
•	Selling, marketing, and advertising expenses decreased $3.9 million, to $72.5 million in the third quarter of fiscal 2009 from $76.4 million in the third quarter of fiscal 2008 due primarily to a favorable foreign currency translation impact of $6.6 million. Excluding the foreign currency translation impact, the expenses increased by $2.7 million primarily due to increases in advertising costs.

•	General and administrative expenses decreased $1.3 million, to $42.3 million in the third quarter of fiscal 2009 from $43.6 million in the third quarter of fiscal 2008. The decrease primarily resulted from a favorable foreign currency translation impact of $3.3 million. Excluding the foreign currency translation impact, the expenses increased by $2.0 million primarily due to increases in professional service fees.

•	Restructuring expenses increased $6.1 million to $7.8 million in the third quarter of fiscal 2009 from $1.7 million in the third quarter of fiscal 2008. This increase related primarily to costs associated with headcount reductions in Europe.

•	Other income was $0.4 million in the third quarter of fiscal 2009 versus 6.5 million in the third quarter of fiscal 2008. The decrease is primarily due to $13.8 million higher foreign currency remeasurement losses, partially offset by $7.1 million higher gains on revaluation of warrants.

•	Interest expense decreased $4.2 million, to $17.5 million in the third quarter of fiscal 2009 from $21.7 million in the third quarter of fiscal 2008 primarily due to reduced borrowings, including a $36.4 million reduction in factored accounts receivable in Europe, and more favorable interest rates.

•	Foreign currency translation favorably impacted expenses by $9.8 million in the third quarter of fiscal 2009.

			FAVORABLE (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	December 31, 2008	December 31, 2007	TOTAL	Related	Related
	(in thousands)
Transportation
Americas	$32,730	$32,615	$(115)	—	$(115)
Europe & ROW	30,288	33,660	3,372	4,049	(677)

Industrial Energy
Americas	9,175	9,021	(154)	—	(154)
Europe & ROW	40,848	36,492	(4,356)	4,550	(8,906)

Unallocated expenses	26,669	25,173	(1,496)	1,212	(2,708)

TOTAL	$139,710	$136,961	$(2,749)	$9,811	$(12,560)

     Transportation Americas expenses were essentially flat at $32.7 million in the third quarter of fiscal 2009 versus $32.6 million in the third quarter of fiscal 2008.
     Transportation Europe and ROW expenses were $30.3 million in the third quarter of fiscal 2009 versus $33.7 million in the third quarter of fiscal 2008. Foreign currency translation favorably impacted expenses in the third quarter of fiscal 2009 by approximately $4.0 million. Excluding the currency impact, expenses increased by $0.7 million primarily due to $2.9 million of restructuring costs, partially offset by lower sales commissions paid on reduced sales.
     Industrial Energy Americas expenses were essentially flat at $9.2 million in the third quarter of fiscal 2009 versus $9.0 million in the third quarter of fiscal 2008.
     Industrial Energy Europe and ROW expenses were $40.8 million in the third quarter of fiscal 2009 versus $36.5 million in the third quarter of fiscal 2008. Expenses, excluding a favorable foreign currency translation impact of approximately $4.6 million, increased by $9.0 million, primarily due to $4.3 million of restructuring costs as well as higher sales commissions paid on more profitable sales.
     Unallocated corporate expenses were $26.7 million in the third quarter of fiscal 2009 versus $25.2 million in the third quarter of fiscal 2008:

	For the Three Months Ended		FAVORABLE
	December 31, 2008	December 31, 2007	(UNFAVORABLE)
	(In thousands)
Corporate expenses	$10,726	$10,015	$(711)
Restructuring	265	3	(262)
Other Income
Currency remeasurement loss (gain)	5,229	(6,474)	(11,703)
Gain on revaluation of warrants	(7,062)	(3)	7,059
Other	(21)	(65)	(44)
Interest, net	17,532	21,697	4,165

TOTAL	$26,669	$25,173	$(1,496)

     Foreign currency translation favorably impacted unallocated expenses by $1.2 million in the third quarter of fiscal 2009.
     Income Taxes

	For the Three Months Ended
	December 31, 2008	December 31, 2007
	(In thousands)
Pre-tax income	$21,896	$27,670
Income tax provision	$6,367	$7,947

Effective tax rate	29.1%	28.7%
     The effective tax rate for the third quarter of fiscal 2009 was impacted by the generation of taxable income in the U.S., whereas in the third quarter of fiscal 2008 the U.S. operations generated income offset by the reduction of valuation allowances resulting in no impact to the income tax provision. In addition, the effective tax rate for the third quarter of fiscal 2009 was impacted by $7.1 million in warrant revaluation income, which is fully excluded for U.S. tax purposes. The effective tax rate for the third quarter of fiscal 2009 and fiscal 2008 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, France, and Australia. The effective tax rate for the third quarter of fiscal 2009 and 2008, respectively, was impacted by the recognition/(reduction) of $0.2 million and $0.4 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, Italy, and Australia. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of the Company’s effective tax rate.
Nine months ended December 31, 2008 compared with nine months ended December 31, 2007
Net Sales
     Net sales were essentially flat at $2.67 billion in the first nine months of fiscal 2009 versus $2.67 billion in the first nine months of fiscal 2008. Foreign currency translation favorably impacted net sales in the first nine months of fiscal 2009 by approximately $60.2 million. Excluding the foreign currency translation impact, net sales decreased by approximately $58.6 million, or 2.2% primarily as a result of lower unit sales and reduced pricing related to lower lead prices. This lower average price of lead contributed to lower consolidated net sales of $39.9 million in the fiscal 2009 first nine months when compared to the fiscal 2008 first nine months.

			FAVORABLE (UNFAVORABLE)
	For the Nine Months Ended			Currency	Non-Currency
	December 31, 2008	December 31, 2007	TOTAL	Related	Related
	(in thousands)
Transportation
Americas	$895,128	$816,685	$78,443	—	$78,443
Europe & ROW	731,510	829,536	(98,026)	30,573	(128,599)

Industrial Energy
Americas	230,707	222,445	8,262	—	8,262
Europe & ROW	810,705	797,711	12,994	29,655	(16,661)

TOTAL	$2,668,050	$2,666,377	$1,673	$60,228	$(58,555)

     Transportation Americas net sales were $895.1 million in the first nine months of fiscal 2009 versus $816.7 million in the first nine months of fiscal 2008. Net sales were $78.4 million or 9.6% higher due to the favorable impact of price increases, partially offset by a decline in aftermarket and OE unit sales as well as a $27.3 million unfavorable impact caused by the lower average price of lead.
     Transportation Europe and ROW net sales were $731.5 million in the first nine months of fiscal 2009 versus $829.5 million in the first nine months of fiscal 2008. Foreign currency translation favorably impacted the first nine months of fiscal 2009 by approximately $30.6 million. Excluding the currency impact, net sales were $128.6 million or 15.5% lower, primarily due to lower unit volumes in the aftermarket and OE channels as well as $5.7 million in reduced pricing related to the decrease in the market price of lead, partially offset by favorable pricing actions in both channels.
     Industrial Energy Americas net sales in the first nine months of fiscal 2009 were $230.7 million versus $222.4 million in the first nine months of fiscal 2008. Net sales were $8.3 million or 3.7% higher due to favorable pricing actions implemented in both the network power and motive power markets, partially offset by lower unit sales in the motive power market.
     Industrial Energy Europe and ROW net sales in the first nine months of fiscal 2009 were $810.7 million versus $797.7 million in the first nine months of fiscal 2008. Net sales, excluding a favorable foreign currency translation impact of $29.7 million, decreased $16.7 million or 2.1% primarily due to lower unit sales in both the network power and motive power markets as well as an $0.4 million unfavorable impact caused by the lower average price of lead, partially offset by favorable pricing actions implemented in both markets.
Gross Profit
     Gross profit was $493.4 million, or 18.5% of net sales in the first nine months of fiscal 2009 versus $414.9 million, or 15.6% of net sales in the first nine months of fiscal 2008. Foreign currency translation favorably impacted gross profit in the first nine months of fiscal 2009 by approximately $6.0 million. Gross profit in each of the Company’s business segments was impacted by favorable pricing actions and improved manufacturing efficiencies, partially offset by lower unit sales.

	For the Nine Months Ended
	December 31, 2008		December 31, 2007		FAVORABLE (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(in thousands)
Transportation
Americas	$168,646	18.8%	$152,118	18.6%	$16,528	—	$16,528
Europe & ROW	90,646	12.4%	102,398	12.3%	(11,752)	2,277	(14,029)

Industrial Energy
Americas	65,059	28.2%	57,619	25.9%	7,440	—	7,440
Europe & ROW	169,028	20.8%	105,109	13.2%	63,919	3,732	60,187

Unallocated Other	—	n/a	(2,394)	n/a	2,394	—	2,394

TOTAL	$493,379	18.5%	$414,850	15.6%	$78,529	$6,009	$72,520

     Transportation Americas gross profit was $168.6 million, or 18.8% of net sales in the first nine months of fiscal 2009 versus $152.1 million, or 18.6% of net sales in the first nine months of fiscal 2008. The increase was primarily due to favorable pricing actions, partially offset by lower unit sales.
     Transportation Europe and ROW gross profit was $90.6 million, or 12.4% of net sales in the first nine months of fiscal 2009 versus $102.4 million, or 12.3% of net sales in the first nine months of fiscal 2008. Foreign currency translation favorably impacted gross profit in the first nine months of fiscal 2009 by approximately $2.3 million. Excluding the currency impact, gross profit decreased by approximately $14.0 million primarily as a result of lower unit volumes in both the OE and aftermarket channels, partially offset by favorable pricing actions.
     Industrial Energy Americas gross profit was $65.1 million or 28.2% of net sales in the first nine months of fiscal 2009 versus $57.6 million or 25.9% of net sales in the first nine months of fiscal 2008. The increase was due to favorable pricing actions in both the network power and motive power markets, partially offset by lower units volumes in the motive power market.
     Industrial Energy Europe and ROW gross profit was $169.0 million or 20.8% of net sales in the first nine months of fiscal 2009 versus $105.1 million or 13.2% of net sales in the first nine months of fiscal 2008. Foreign currency translation favorably impacted gross profit in the first nine months of fiscal 2009 by approximately $3.7 million. Excluding the currency impact, gross profit increased by $60.2 million primarily as a result of favorable pricing actions in both the network and motive power markets and because of the lag of quarterly lead escalators in a downward commodity market, as well as cost reductions resulting from the installation of the Take Charge! initiative at the division’s manufacturing facilities. These increases were partially offset by lower unit volumes in both the network power and motive power markets.
     Unallocated other was $2.4 million in the first nine months of fiscal 2008. These costs relate to environmental remediation clean-up activities for a former secondary lead recycling plant and production facility. As this site was closed many years ago, the costs have not been allocated to the current business segments.
Expenses
     Total expenses were $462.9 million in the first nine months of fiscal 2009 versus $411.4 million in the first nine months of fiscal 2008, and were primarily impacted by the following items:
•	Selling, marketing, and advertising increased $17.9 million, to $231.0 million in the first nine months of fiscal 2009 from $213.1 million in the first nine months of fiscal 2008. Foreign currency translation unfavorably impacted selling, marketing, and advertising costs in the first nine months of fiscal 2009 by approximately $2.1 million. The remaining increase was due primarily to increases in commissions on more profitable sales, and increases in advertising costs.

•	General and administrative increased $6.1 million, to $133.0 million in the first nine months of fiscal 2009 from $126.9 million in the first nine months of fiscal 2008. Foreign currency translation unfavorably impacted general and administrative costs in the first nine months of fiscal 2009 by approximately $2.6 million. The remaining increase was due primarily to higher professional service fees.

•	Restructuring increased $13.4 million, to $19.7 million in the first nine months of fiscal 2009 from $6.3 million in the first nine months of fiscal 2008. This increase is due primarily to costs associated with headcount reductions in Europe and Australia.

•	Other (income) expense was $24.1 million in the first nine months of fiscal 2009 versus ($20.5) million in the first nine months of fiscal 2008. The increase in expense is primarily due to $51.8 million higher foreign currency remeasurement losses, partially offset by $5.4 million higher gain in revaluation of warrants liability.

•	Interest expense decreased $9.1 million, to $55.2 million in the first nine months of fiscal 2009 from $64.3 million in the first nine months of fiscal 2008 due primarily to lower borrowings and the favorable impact of lower interest rates on borrowings under the Company’s Credit Agreement.

•	Foreign currency translation unfavorably impacted expenses by $10.2 million in the first nine months of fiscal 2009.

			FAVORABLE (UNFAVORABLE)
	For the Nine Months Ended			Currency	Non-Currency
	December 31, 2008	December 31, 2007	TOTAL	Related	Related
	(in thousands)
Transportation
Americas	$97,470	$96,188	$(1,282)	—	$(1,282)
Europe & ROW	94,908	84,453	(10,455)	(2,332)	(8,123)

Industrial Energy
Americas	29,209	28,278	(931)	—	(931)
Europe & ROW	130,385	105,300	(25,085)	(5,372)	(19,713)

Unallocated expenses	110,942	97,231	(13,711)	(2,536)	(11,175)

TOTAL	$462,914	$411,450	$(51,464)	$(10,240)	$(41,224)

     Transportation Americas expenses were $97.5 million in the first nine months of fiscal 2009 versus $96.2 million in the first nine months of fiscal 2008. The increase was primarily due to higher selling and marketing costs related to higher sales.
     Transportation Europe and ROW expenses were $94.9 million in the first nine months of fiscal 2009 versus $84.5 million in the first nine months of fiscal 2008. Foreign currency translation unfavorably impacted expenses in the first nine months of fiscal 2009 by approximately $2.3 million. Excluding the impact of foreign currency translation, expenses increased by $8.1 million primarily due to $5.9 million in restructuring costs as well as higher selling and marketing costs.
     Industrial Energy Americas expenses were $29.2 million in the first nine months of fiscal 2009 versus $28.3 million in the first nine months of fiscal 2008. The increase was primarily due to higher selling and marketing costs related to higher sales.
     Industrial Energy Europe and ROW expenses were $130.4 million in the first nine months of fiscal 2009 versus $105.3 million in the first nine months of fiscal 2008. Expenses, excluding an unfavorable foreign currency translation impact of $5.4 million, increased by $19.7 million, primarily due to $12.4 million in restructuring costs as well as higher sales commissions related to more profitable sales.
     Unallocated expenses were $110.9 million in the first nine months of fiscal 2009 versus $97.2 million in the first nine months of fiscal 2008:

	For the Nine Months Ended		FAVORABLE
	December 31, 2008	December 31, 2007	(UNFAVORABLE)
	(In thousands)
Corporate expenses	$30,991	$31,684	$693
Restructuring	420	99	(321)
Other Income
Currency remeasurement loss (gain)	30,988	(19,065)	(50,053)
Gain on revaluation of warrants	(6,591)	(1,194)	5,397
Other	(24)	45	69
Interest, net	55,158	64,320	9,162
Loss on early extinguishment of debt	—	21,342	21,342

TOTAL	$110,942	$97,231	$(13,711)

     Foreign currency translation unfavorably impacted unallocated expenses by $2.5 million in the first nine months of fiscal 2009.

Income Taxes

	For the Nine Months Ended
	December 31, 2008	December 31, 2007
	(In thousands)
Pre-tax income	$29,121	$988
Income tax provision	$33,245	$30,859

Effective tax rate	114.2%	3119.4%
     The effective tax rate for the first nine months of fiscal 2009 and fiscal 2008 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, France, and Australia. The effective tax rate for the first nine months of fiscal 2009 and 2008, respectively, was impacted by the recognition/(reduction) of $23.8 million and $7.1 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, Italy, and Australia. During the first nine months of fiscal 2009 the Company established a full valuation reserve of $13.3 million on its net deductible temporary differences and loss carryforwards related to its Australian operations. The effective tax rate for the first nine months of fiscal 2009 was impacted by the generation of income tax in the U.S., whereas in the first nine months of fiscal 2008 the U.S. operations generated income offset by the reduction of valuation allowances resulting in no impact to the income tax provision. The income tax provision for the first nine months of fiscal 2009 decreased as a result of the removal of $3.1 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations. The income tax provision for the first nine months of fiscal 2008 included a $16.7 million additional provision due to a reduction in the deferred tax assets for Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’ marginal tax rate from approximately 37.0% to approximately 28.0%. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of the Company’s effective tax rate.
Liquidity and Capital Resources
     As of December 31, 2008, the Company had cash and cash equivalents of $148.4 million and availability under the Company’s revolving loan facility of $141.2 million. This compared to cash and cash equivalents of $90.5 million and availability under the revolving loan facility of $136.4 million as of March 31, 2008.
     On May 15, 2007, the Company entered into the five-year $495.0 million Credit Agreement that replaced the prior senior secured credit facility. The loans have a variable interest rate based on three-month LIBOR. The weighted average interest rate on borrowings under the Credit Agreement at December 31, 2008 and March 31, 2008 was 5.0% and 6.7%, respectively. In February 2008, the Company purchased a $200 million interest rate swap to hedge the variable interest rate of a portion of this loan. See Note 3 to the Condensed Consolidated Financial Statements. The Credit Agreement consists of a $295.0 million term loan and a $200.0 million asset-based revolving loan and matures in May 2012. The Credit Agreement contains no financial maintenance covenants.
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
     Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at December 31, 2008 and March 31, 2008 was 0.5% and 1.3%, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At December 31, 2008, the Company was in compliance in all material respects with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At December 31, 2008, the Company had outstanding letters of credit with a face value of $56.4 million and surety bonds with a face value of $4.4 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at December 31, 2008, pursuant to the terms of the agreement, was $4.3 million.
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
     Cash flows provided by (used in) operating activities were $120.5 million and ($93.8) million in the first nine months of fiscal 2009 and fiscal 2008, respectively. The operating cash flows in the first nine months of fiscal 2009 were primarily attributable to the decrease in net loss to $5.1 million in the first nine months of fiscal 2009 from $31.2 million in the first nine months of fiscal 2008 (which included a $21.3 million non-cash charge for early extinguishment of debt), improved collection in accounts receivable, and lower inventory resulting primarily from decreased lead costs, partially offset by lower payables due to timing of payments.
     The Company generated $12.9 million and $3.7 million net from the sale/purchase of assets in the first nine months of fiscal 2009 and fiscal 2008, respectively. These sales principally relate to the sale of surplus land and buildings.
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
     Cash (used in) provided by financing activities was ($8.3) million and $121.3 million in the first nine months of fiscal 2009 and fiscal 2008, respectively. This decrease relates primarily to prior year borrowings under the Company’s Credit Agreement and proceeds from the Company’s rights offering in September 2007.
     Total debt at December 31, 2008 was $687.0 million, as compared to $716.2 million at March 31, 2008. See Note 7 to the Condensed Consolidated Financial Statements for the composition of such debt.
     The Company anticipates that it will have ongoing liquidity needs to support its operational restructuring programs during the remainder of fiscal 2009, which include payment of remaining accrued restructuring costs of approximately $5.3 million as of December 31, 2008. Restructuring costs of $19.4 million and $7.4 million were paid during the first nine months of fiscal 2009 and 2008, respectively. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.
     Capital expenditures were $58.7 million and $39.3 million in the first nine months of fiscal 2009 and 2008, respectively.
     The estimated fiscal 2009 pension plan contributions are $41.8 million and other post-retirement contributions are $2.2 million. Payments aggregating $35.2 million were made during the nine months ended December 31, 2008.
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

Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $21.5 million and $94.3 million of foreign currency trade accounts receivable as of December 31, 2008 and March 31, 2008, respectively. Changes in the level of receivables sold from period to period are included in the change in accounts receivable within cash flow from operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Changes to the quantitative and qualitative market risks as of December 31, 2008 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008 for further information.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				(d) Maximum
				Number (or
			(c) Total Number of	Approximate Dollar
	(a) Total		Shares (or Units)	Value) of Shares (or
	Number of	(b) Average Price	Purchased as Part of	Units) that May Yet
	Shares (or Units)	Paid per Share (or	Publicly Announced	Be Purchased Under
Period	Purchased (1)	Unit)	Plans or Programs	the Plans or Programs
October 1 through October 31	1,719	$5.32
November 1 through November 30	2,503	$3.87
December 1 through December 31	234	$4.14

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5.Other Information
     None
Item 6. Exhibits
4.1	Rights Agreement, dated as of December 6, 2008 by and between Exide Technologies and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 to the Form 8-A Registration Statement filed by Exide Technologies on December 8, 2008.

31.1	Certification of Gordon A. Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ Phillip A. Damaska

Phillip A. Damaska
Executive Vice President and
Chief Financial Officer

Date: February 4, 2009