Form 10-K
period 2009-03-31
EXIDE TECHNOLOGIES
filed 2009-06-04
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11263
EXIDE TECHNOLOGIES
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-0552730 (I.R.S. Employer Identification Number)

13000 Deerfield Parkway, Building 200 Milton, Georgia (Address of principal executive offices)	30004 (Zip Code)

(678) 566-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	Warrants to subscribe for Common Stock

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2008 was $381,701,504.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 29, 2009, 75,510,622 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held on September 16, 2009 is incorporated by reference in Part III to the extent described therein.

EXIDE TECHNOLOGIES

EXIDE TECHNOLOGIES

PART I

Item 1.	Business

Overview and General Discussion of the Business

Exide Technologies is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at 13000 Deerfield Parkway, Building 200, Milton, Georgia 30004.

The Company is a global leader in stored electrical energy solutions, and one of the largest manufacturers and suppliers of lead acid batteries for transportation and industrial applications in the world, with fiscal 2009 net sales of approximately $3.32 billion. The Company’s operations in the Americas and Europe and Rest of World (“ROW”) represented approximately 42.9% and 57.1%, respectively, of fiscal 2009 net sales.

Unless otherwise indicated or unless the context otherwise requires, references to any “fiscal year” refer to the period ended March 31 of that year (e.g., “fiscal 2009” refers to the period beginning April 1, 2008 and ending March 31, 2009). Unless the context indicates otherwise, the “Company,” “Exide,” “we,” or “us” refers to Exide Technologies and its subsidiaries.

Company Products and Business Segments

The Company reports its financial results through four principal business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW. Refer to Note 18 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information about the Company’s business segments as well as the geographic areas in which each segment conducts operations.

Transportation

The Company’s transportation batteries include ignition and lighting batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications. The Company’s principal batteries sold in the transportation market are represented by the following brands: Centra, DETA, Exide, Exide Extreme, Exide NASCAR Select, Orbital, Fulmen, and Tudor, as well as other brands under various private labels. The market for transportation batteries is divided between sales to aftermarket customers and original equipment manufacturers (“OEM“s). Transportation segments represented approximately 61.5% of the Company’s net sales in fiscal 2009. Within the transportation segments, aftermarket sales and OEM sales represented approximately 82.8% and 17.2% of fiscal 2009 net sales, respectively.

Aftermarket sales are driven by a number of factors, including the number of vehicles in use, average battery life, average age of vehicles, weather conditions, and population growth. Aftermarket demand historically has been less cyclical than OEM demand due to the three to five-year replacement cycle. Some of the Company’s major aftermarket customers include Wal-Mart, Bosch, Tractor Supply, Canadian Tire, ADI, and GAUI. In addition, the Company is also a supplier of authorized replacement batteries for major OEM’s including FIAT, BMW, Volkswagen, John Deere, Renault/Nissan, and PACCAR.

OEM sales are driven in large part by new vehicle manufacturing rates, which are driven by consumer demand for vehicles. The Company believes that the OEM market increasingly prefers suppliers with established global production capabilities that can meet their needs as they expand internationally and increase platform standardization across multiple markets. The Company supplies batteries for two of the 10 top-selling vehicles in the United States of America (“U.S.”) and five of the 10 top-selling vehicles in Europe. Significant customers include International Truck & Engine, FIAT, the PSA group (Peugeot S.A./Citroën), Case/New Holland, BMW, John Deere, Renault Nissan, Scania, Volvo Trucks, Volkswagen, and Toyota.

Transportation Americas

In the Americas, the Company sells aftermarket transportation products through various distribution channels, including mass merchandisers, auto parts outlets, wholesale distributors, and battery specialists. The Company sells its OEM transportation replacement products principally through dealer networks. The Company’s operations in the U.S., Canada, and Mexico include a network of 83 branches that sell and distribute batteries and other products to the Company’s distributor channel network, battery specialists, national account customers, retail stores, and OEM dealers. In addition, these branches collect spent batteries for the Company’s recycling centers.

With its six recycling centers, the Company is the largest recycler of lead in North America. The Company’s recycling centers supply recycled lead for use in approximately 100% of Exide’s Transportation and Industrial Energy products manufactured in North America as well as supplying lead to a variety of external customers. These operations also recover and recycle plastic materials that are used to produce Exide battery covers and cases.

Transportation Europe and ROW

The Company sells aftermarket batteries in Europe and ROW primarily through automotive parts and battery wholesalers, OEM dealer networks, mass-merchandisers, auto centers, service installers, and oil companies. Wholesalers and OEM dealer networks have traditionally represented the majority of this market, but sales through hypermarket chains and automotive parts stores, most often integrated in European or global buying groups, have increased. Many automotive parts wholesalers are also increasingly organized in European organizations active in purchasing and merchandising programs. Battery wholesalers sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers, and garages throughout Europe.

Industrial Energy

The Company’s Industrial Energy segments supply both motive power and network power applications. Motive power batteries are used in the material handling industry for electric forklift trucks, and in other industries, including floor cleaning machinery, powered wheelchairs, railroad locomotives, mining, and the electric road vehicles market. Network power batteries are used for back-up power applications to ensure continuous power supply in case of a temporary power failure or outage. Industrial Energy represented 38.5% of the Company’s net sales in fiscal 2009. Within the Industrial Energy segments, Motive power sales and Network power sales represented approximately 54.6% and 45.4% of Industrial Energy net sales, respectively.

The battery technologies for the motive power markets include flooded flat plate products, tubular plate products, absorbed glass mat (“AGM”) products, and gelled electrolyte products. The Company also offers a complete range of battery chargers and related equipment for the operation and maintenance of battery-powered vehicles.

Network power batteries are used to provide back-up power for use with telecommunications systems, computer installations, hospitals, air traffic control, security systems, utility, railway and military applications. Telecommunications applications include central and local switching systems, satellite stations, wireless base stations and mobile switches, optical fiber repeating boxes, cable TV transmission boxes, and radio transmission stations. The Company’s strongest network power battery brands, Absolyte and Sonnenschein, offer customers the choice of AGM or gelled electrolyte valve regulated battery technologies and deliver among the highest energy and power densities in their class.

Industrial Energy Americas

The Company distributes motive power products and services through multiple channels. These include sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives. The Company serves a wide range of customers including OEM suppliers of lift trucks, large industrial companies, retail distributors, warehousing companies, and manufacturers. The

Company’s primary motive power customers in the Americas include Crown, NACCO, Toyota, Jungheinrich, Wal-Mart, Target, and Kroger. The Company distributes network power products and services through sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives. The Company’s primary network power customers in the Americas include AT&T, Emerson Electric, and Verizon Wireless.

Industrial Energy Europe and ROW

The Company distributes motive power products and services in Europe through in-house sales and service organizations and utilizes distributors and agents for the export of products from Europe to ROW. Motive Power products in Europe are also sold to a wide range of customers in the aftermarket, ranging from large industrial companies and retail distributors to small warehousing and manufacturing operations. Motive Power batteries are also sold in complete packages, including batteries, chargers, and increasingly through on-site service. The Company’s major OEM motive power customers include TMH, KION and Jungheinrich. The Company distributes network power products and services in Europe and batteries and chargers in Australia and New Zealand through in-house sales and service organizations. In Asia, products are distributed through independent distributors. The Company utilizes distributors, agents, and direct sales to export products from Europe and North America to ROW. The Company’s primary Network Power customers in Europe and ROW include China Mobile, Deutsche Telecom, Alcatel, MGE, Emerson Electric, Nokia, Ericsson and Siemens.

Quality

The Company recognizes that product performance and quality are critical to its success. The Company’s Customer-focused Excellence Lean Leadership (“EXCELL”) initiative and Quality Management System (“QMS”) are both important drivers of operational excellence, improved levels of quality, productivity, and delivery of goods and services to the global transportation and industrial energy markets. The Company implemented EXCELL to systematically reduce and ultimately eliminate waste and to implement the concepts of continuous flow and customer pull throughout the Company’s supply chain. The EXCELL framework follows lean production techniques and process improvements, and is also designed to prioritize improvement initiatives that drive quality improvement and customer satisfaction while achieving all of the Company’s business objectives. The Company’s Take Charge! initiative, which is an integral component of the EXCELL framework, is designed to identify waste in the Company’s manufacturing and distribution processes, and to implement changes to enhance productivity and throughput while reducing investment in inventories. The Company’s QMS was developed to streamline and standardize the global quality systems so that key measurements could be evaluated to drive best practices as it continues to pursue improved EXCELL certifications across all facilities. The QMS plays a major role in the Company’s efforts to achieve product quality.

The Company’s quality process begins in the design phase with an in-depth understanding of customer and application requirements. The Company’s products are designed to required performance, industry, and customer quality standards using design processes, tools, and materials needed to achieve reliability and durability. The Company’s commitment to quality continues through the manufacturing process. The Company has quality audit processes and standards in each of its production and distribution facilities. The Company’s quality process extends throughout the entire product lifecycle and operation in service.

All of the Company’s major production facilities are approved under ISO/TS 16949 and/or ISO 9001 quality standards. The Company has also obtained ISO 14001 Environmental Health & Safety (“EH&S”) certification at 23 of its manufacturing plants and also has received quality certifications and awards from a number of OEM and aftermarket customers.

Research and Development

The Company is committed to developing new and technologically advanced products, services, and systems that provide superior performance and value to customers. To support this commitment, the Company focuses on developing opportunities across its global markets, operating a number of product and process-development centers of excellence around the world. These centers work cooperatively to define and improve the Company’s product design and production processes. By leveraging this network, the Company is able to transfer technological, product and process knowledge among its various operating facilities to adapt best practices from around the world for use throughout the Company.

In addition to in-house efforts, the Company continues to pursue the formation of alliances and collaborative partnerships to develop energy-management systems for automotive electrical and electronic architectures for the global OEM market. The Company is also pursuing development initiatives targeted at the industrial and military markets.

In the third quarter of fiscal 2009, the Company acquired the principal assets of Mountain Power Inc. (“MPI”), a privately-held development-stage company that designed and developed a high performance, large capacity rechargeable lithium-ion battery for use in the telecommunications, utility, industrial, medical and military markets. The acquisition of MPI is part of the Company’s strategy to accelerate development of advanced battery technology including lithium-ion and related battery management systems that can be used to serve the Company’s existing markets as well as potential new markets.

Patents, Trademarks and Licenses

The Company owns or has a license to use various trademarks that are valuable to its business. The Company believes these trademarks and licenses enhance the brand recognition of the Company’s products. The Company currently owns approximately 293 trademarks, and maintains licenses from others to use approximately 19 trademarks worldwide. For example, the Company licenses the NASCAR mark from NASCAR, and the Exide mark in the United Kingdom and Ireland from Chloride Group Plc. The Company’s license with NASCAR will expire on December 31, 2011. The Company also acts as licensor under certain trademark licensing agreements.

The Company has generated a number of patents in the operation of its business and currently owns all or a partial interest in greater than 350 patents and applications for patents pending worldwide. Although the Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to the Company’s market competitiveness, currently no operating segment is substantially dependent on any single patent or group of patents.

In March 2003, the Company brought legal proceedings in the U.S. Bankruptcy Court to reject certain agreements relating to EnerSys, Inc.’s right to use the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. In April 2006, the Court granted the Company’s request to reject those agreements. EnerSys, Inc. has appealed this decision. For further information regarding this matter, see Note 11 to the Consolidated Financial Statements.

Manufacturing, Raw Materials and Suppliers

Lead is the primary material used in the manufacture of the Company’s lead acid batteries, representing approximately 42.0% of the cost of goods produced. The Company obtains substantially all of its North American lead requirements through the operation of six secondary lead recycling plants which reclaim lead by recycling spent lead acid batteries. In North America, the Company obtains spent batteries for recycling primarily from the Company’s customers, through Company-owned branch networks, and from outside spent battery collectors. In Europe and ROW, the Company obtains a small portion of its lead requirements through the operation of four lead recycling plants. The majority of the Company’s lead requirements in Europe and ROW, however, are obtained from third-party suppliers.

The Company uses both polyethylene and AGM battery separators. There are a number of suppliers from whom the Company purchases AGM battery separators. Polyethylene battery separators are purchased solely from one supplier pursuant to various supply agreements expiring in December 2009. The agreements restrict the Company’s ability to source separators from other suppliers unless there is a technical benefit that the Company’s sole supplier cannot provide. In addition, the agreements provide for substantial minimum annual purchase commitments. There is no second source that could readily provide the volume of these polyethylene separators used by the Company. As a result, any major disruption in supply from the Company’s sole supplier of polyethylene separators would have a material adverse impact on the Company.

Other key raw materials and components in the production of batteries include lead oxide, acid, steel, plastics and chemicals, all of which are generally available from multiple sources. The Company has not experienced any material stoppage or disruption in production as a result of non-availability or delays in the availability of raw materials.

Competition

Transportation Segments

The Americas and European transportation markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service, and warranty. Well-recognized brand names are also important for aftermarket customers who do not purchase private label batteries. Most sales are made without long-term contracts.

In the Americas transportation aftermarket, the Company believes it has the second largest market position. Other principal competitors in this market are Johnson Controls, Inc. and East Penn Manufacturing. Competition is strongest in the auto parts retail and mass merchandiser channels where large customers use their buying power to negotiate lower prices. The largest competitor in the Americas transportation OEM market is Johnson Controls, Inc. Due to technical and production qualification requirements, OEMs change battery suppliers less frequently than aftermarket customers, but because of their purchasing size, they can influence market participants to compete on price and other terms. The Company also believes that it has the overall second largest market position in Europe in transportation batteries for the light vehicles and commercial vehicles product categories. The Company’s largest competitor in the European transportation markets is Johnson Controls, Inc.

Industrial Energy Segments

The Company believes that it is one of the significant participants in the global motive power battery market. Competitors in the Americas include Crown Battery, Inc., EnerSys, Inc. and East Penn Manufacturing. Competitors in Europe include EnerSys, Inc., Hoppecke, and MIDAC. In Asia, GS/Yuasa, Shinkobe, and EnerSys, Inc. are the primary competitors.

The Company is also one of the significant participants in the global network power battery market. Competitors in the Americas include C&D Technologies, EnerSys, Inc., and East Penn Manufacturing. The major competitor in Europe is EnerSys, Inc. In Asia, GS/Yuasa, Shinkobe, and EnerSys, Inc. are the primary competitors.

Seasonal Factors

The Company sells a disproportionate share of its transportation aftermarket batteries during the fall and early winter (the Company’s third and a portion of its fourth fiscal quarters). Retailers and distributors buy automotive batteries during these periods so they will have sufficient inventory for cold weather periods. Unusually cold winters or hot summers may accelerate battery failure and increase demand for transportation replacement batteries. Mild winters and cool summers, however, may have the opposite effect.

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

Employees

The Company employed approximately 12,081 persons at March 31, 2009, compared to approximately 13,027 persons at March 31, 2008.

Americas

As of March 31, 2009, the Company employed approximately 1,397 salaried employees and 3,610 hourly employees in the Americas, primarily in the U.S. Approximately 47% of these salaried employees are engaged in sales, service, marketing, and administration and 53% in manufacturing and engineering. Approximately 22% of the Company’s hourly employees in the Americas are represented by unions. Relations with the unions are generally good. Union contracts covering approximately 376 of the Company’s domestic employees expire in fiscal 2010, and the remainder thereafter.

Europe and ROW

As of March 31, 2009, the Company employed approximately 2,680 salaried employees and 4,394 hourly employees outside of the Americas, primarily in Europe. Approximately 28% of these salaried employees are engaged in sales, service, marketing, and administration and 72% in manufacturing and engineering. The Company’s hourly employees in Europe and ROW are generally represented by unions. The Company meets regularly with the European Works Councils. Relations with the unions are generally good. Contracts covering most of the Company’s union employees expire on various dates through fiscal 2010.

Executive Officers

Gordon A. Ulsh (63) President, Chief Executive Officer and member of the Board of Directors. Mr. Ulsh was appointed to his current position in April 2005. From 2001 until March 2005, Mr. Ulsh was Chairman, President and CEO of Texas-based FleetPride Inc., the nation’s largest independent aftermarket distributor of heavy-duty truck parts. Prior to joining FleetPride in 2001, Mr. Ulsh worked with Ripplewood Equity Partners, providing analysis of automotive industry segments for investment opportunities. Earlier, he served as President and Chief Operating Officer of Federal-Mogul Corporation in 1999 and as head of its Worldwide Aftermarket Division in 1998. Prior to Federal-Mogul, he held a number of leadership positions with Cooper Industries, including Executive Vice President of its automotive products segment. Mr. Ulsh joined Cooper’s Wagner Lighting business unit in 1984 as Vice President of Operations, following 16 years in manufacturing and engineering management at Ford Motor Company. Mr. Ulsh is a director of OM Group, Inc.

Mitchell S. Bregman (55) President, Industrial Energy Americas. Mr. Bregman joined Exide in September 2000 in connection with the Company’s acquisition of GNB Technologies, Inc. (“GNB”). He has served in his current role since March 2003 and prior to that was President, Global Network Power. Mr. Bregman joined GNB in 1979. He served for 12 years as a Vice President with various responsibilities with GNB Industrial Power and nine years with GNB’s Transportation Division.

Bruce A. Cole (46) President, Transportation Americas. Mr. Cole joined the Company in September 2000 in connection with the Company’s acquisition of GNB. He has served in his current role since August 2007 and prior to that was Vice President and General Manager, North American Recycling. Mr. Cole joined GNB in 1989. He has served in a variety of roles at the Company including VP, Manufacturing & Engineering for Industrial Energy Americas and VP Global Marketing Industrial Energy.

Phillip A. Damaska (54) Executive Vice President and Chief Financial Officer. Mr. Damaska joined the Company in January 2005 as Vice President, Finance, was appointed Vice President and Corporate Controller in September 2005, was named Senior Vice President and Corporate Controller in March 2006, and was named Executive Vice President and Chief Financial Officer effective April 1, 2008. Prior to joining the Company, Mr. Damaska served in numerous capacities with Freudenberg-NOK from 1996 through 2004, most recently as President of Corteco, an automotive and industrial seal supplier that is part of the partnership’s global group of companies.

Franz Josef Dette (53) President, Industrial Energy Europe. Mr. Dette was appointed to this position in September 2008. Mr. Dette has served this business segment since 1998 in other leadership roles including Vice President of Operations and Director of Logistics. Prior to joining Exide, Mr, Dette served in leadership roles with other energy related companies including his most recent position as Managing Director for DETA Akkumulatorenwerk GmbH in Germany.

Barbara A. Hatcher (54) has been Executive Vice President and General Counsel since May 2006 and had served as Deputy General Counsel from April 2004 through April 2006. Ms. Hatcher joined the Company in 2000 through its acquisition of GNB, where she served as Vice President & General Counsel.

George S. Jones, Jr. (56) Executive Vice President, Human Resources and Communications. Mr. Jones joined the Company in July 2005. From 1974 to 2004, Mr. Jones served in several executive positions at Cooper Industries, most recently as Vice President, Operations at the Lighting Division from 1997 to 2004.

Louis E. Martinez (43) Vice President, Corporate Controller, and Chief Accounting Officer. Mr. Martinez was appointed to this position in March 2008. Previously, Mr. Martinez served as the Company’s Assistant Corporate Controller since joining the Company in May 2005. Mr. Martinez served as Corporate Controller for Airgate PCS, Inc., from March 2003 through May 2005. Mr. Martinez has also served as Corporate Controller for Cotelligent, Inc., from March 2000 through February 2003 and as Director of Finance & Controller for Aegis Communications Group from 1996 through February 2000.

Edward J. O’Leary (53) Executive Vice President and Chief Operating Officer. Mr. O’Leary joined the Company in June 2005 as President, Transportation Americas, and was named Executive Vice President and Chief Operating Officer in August 2007. Prior to joining the Company, Mr. O’Leary served as President, the Americas at Oetiker Inc. From 2002 to 2004, Mr. O’Leary served in a consulting capacity with Jag Management Consultants. Mr. O’Leary served as Chief Executive Officer of iStarSystems from 2000 to 2002, and served as Vice President Sales and Distribution, the Americas at Federal-Mogul Corp. from 1998 to 1999. Prior to that, Mr. O’Leary served as Executive Vice President of Cooper Automotive, a division of Cooper Industries, from 1995 to 1998, after spending 17 years at Tenneco Automotive.

Michael Ostermann (43) President, Transportation Europe. Mr. Ostermann joined Exide in January 2009, continuing an extensive career in various automotive industry and operational roles including his most recent position as Management Board Member and Managing Director for Frauenthal Holding AG, a European manufacturer of industrial ceramic products. Mr. Ostermann was responsible for establishing that company’s Automotive Division.

Backlog

The Company’s order backlog at March 31, 2009 was approximately $31.6 million for Industrial Energy Americas and approximately $54.6 million for Industrial Energy Europe and ROW. The Company expects to fill those backlogs during fiscal 2010. The Transportation backlog at March 31, 2009 was not significant.

Available Information

The Company maintains a website on the internet at www.exide.com. The Company makes available free of charge through its website, by way of a hyperlink to a third-party Securities Exchange Commission (“SEC”) filing website (www.sec.gov), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. This information is available as soon as reasonably practicable after it is filed with the SEC. The SEC website contains reports, proxy and other statements, and other information regarding issuers that file electronically with the SEC. Also, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Additionally, the Company’s Code of Ethics and Business Conduct may be accessed within the Investor Relations section of its website. Amendments and waivers of the Code of Ethics and Business Conduct will also be disclosed within four business days of issuance on the website. Information found in the Company’s website is neither part of this annual report on Form 10-K nor any other report filed with the SEC.

Item 1A.	Risk Factors

The Company has experienced significant fluctuations in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse effect on the Company’s business, financial condition, cash flows, or result of operations.

Lead is the primary material used in the manufacture of batteries, representing approximately 42.0% of the Company’s cost of goods sold. Average lead prices quoted on the London Metal Exchange (“LME”) have fluctuated dramatically, from $2,856 per metric ton for fiscal 2008 to $1,654 per metric ton for fiscal 2009. As of May 29, 2009, lead prices quoted on the LME were $1,530 per metric ton. If the Company is unable to maintain or increase the prices of its products proportionate to the decrease or increase in raw material costs, the Company’s gross margins will decline. The Company cannot provide assurance that it will be able to hedge its lead requirements at reasonable costs or that the Company will be able to pass on these costs onto its customers. Fluctuations in the Company’s prices could also cause customer demand for the Company’s products to be reduced and net sales to decline. Rising lead costs require the Company to make significant investments in inventory and accounts receivable, which reduces amounts of cash available for other purposes, including making payments on its notes and other indebtedness.

The Company also consumes significant amounts of polypropylene, steel and other materials in its manufacturing process and incurs energy costs in connection with manufacturing and shipping of its products. The market prices of these materials are also subject to fluctuation, which could further impact the Company’s available cash.

The Company’s restructuring activities, designed to address the worsening global economy and excess capacity caused by reduced demand, may not realize the efficiencies anticipated and could result in additional unanticipated costs, which could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company is undertaking restructuring activities in the context of the project to close its Auxerre, France transportation manufacturing facility to address excess capacity created, in part, by worsening economic conditions and reduction in demand for original equipment transportation batteries. The restructuring plans may involve higher costs or a longer timetable than the Company currently anticipates, mainly due to the timing and execution of some plans and programs subject to local labor law requirements, and consultation with appropriate work councils. The Company also expects the restructuring plans to result in substantial costs related to severance and other employee-related costs, and these costs may not result in improvements in future financial performance. The restructuring plans may also subject the Company to litigation risks and expenses. The Company may also undertake additional restructuring to address excess capacity elsewhere in its global operations as a result of current economic conditions. If the Company is unable to realize the benefits of these restructuring activities or appropriately structure our business to meet market conditions, the restructuring activities could have a material adverse effect on the Company’s financial condition, cash flows or results of operations. See Note 12 to the Consolidated Financial Statements.

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

The Company is subject to fluctuations in exchange rates and other risks associated with its non-U.S. operations which could adversely affect the Company’s business, financial condition, results of operations, and cash flows.

The Company has significant manufacturing operations in, and exports to, several countries outside the U.S. Approximately 57.1% of the Company’s net sales for fiscal 2009 were generated in Europe and ROW with the significant majority generated in Euros and British Pounds. Because such a significant portion of the Company’s operations are based overseas, the Company is exposed to foreign currency risk, resulting in uncertainty as to future asset and liability values, and results of operations that are denominated in foreign currencies. The Company invoices foreign sales and service transactions in local currencies, using actual exchange rates during the period, and translates these revenues and expenses into U.S. Dollars at average monthly exchange rates. Because a significant portion of the Company’s net sales and expenses are denominated in foreign currencies, the depreciation of these foreign currencies in relation to the U.S. Dollar could adversely affect the Company’s reported net sales and operating margins. The Company translates its non-U.S. assets and liabilities into U.S. Dollars using current rates as of the balance sheet date. Therefore, foreign currency depreciation against the U.S. Dollar would result in a decrease in the Company’s net investment in foreign subsidiaries.

In addition, foreign currency depreciation, particularly depreciation of the Euro, would make it more expensive for the Company’s non-U.S. subsidiaries to purchase certain raw material commodities that are priced globally in U.S. Dollars such as lead, which is quoted on the LME in U.S. Dollars. The Company does not engage in significant hedging of its foreign currency exposure and cannot assure that it will be able to hedge its foreign currency exposures at a reasonable cost.

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

These and other risks may have a material adverse effect on the Company’s non-U.S. operations or on its business, financial position, results of operations, and cash flows.

The Company’s liquidity is affected by the seasonality of its business. Warm winters and cool summers adversely affect the Company.

The Company sells a disproportionate share of its automotive aftermarket batteries during the fall and early winter. Resellers buy automotive batteries during these periods so that they will have sufficient inventory for cold weather periods. This seasonality increases the Company’s working capital requirements and makes it more sensitive to fluctuations in the availability of liquidity. Unusually cold winters or hot summers may accelerate battery failure and increase demand for automotive replacement batteries. Mild winters and cool summers may have the opposite effect. As a result, if the Company’s sales are reduced by an unusually warm winter or cool summer, it may not be possible for the Company to recover these sales in later periods. Further, if the Company’s sales are adversely affected by the weather, it cannot make offsetting cost reductions to protect the Company’s liquidity and gross margins in the short-term because a large portion of the Company’s manufacturing and distribution costs are fixed.

Decreased demand in the industries in which the Company operates may adversely affect its business.

The Company’s financial performance depends, in part, on conditions in the automotive, material handling, and telecommunications industries which, in turn, are generally dependent on the U.S. and global economies. As a result, economic and other factors adversely affecting production by OEMs and their customers’ spending could adversely impact the Company’s business. Relatively modest declines in customer purchases from the Company could have a significant adverse impact on its profitability because the Company has substantial fixed production costs. If the Company’s OEM and large aftermarket customers reduce their inventory levels, or reduce their orders, the Company’s performance would be significantly adversely impacted. In this economic environment, the Company cannot predict future production rates or inventory levels or the underlying economic factors. Continued uncertainty and unexpected fluctuations may adversely affect the Company’s business.

The remaining portion of the Company’s battery sales are of aftermarket batteries. The factors influencing demand for automotive replacement batteries include: (1) the number of vehicles in use; (2) average battery life; (3) the average age of vehicles and their operating environment; (4) weather conditions; (5) population growth; and (6) overall economic conditions. Any significant adverse change in any one of these factors may adversely affect the Company’s business.

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

The Company’s operating results are affected by the general cyclical pattern of the industries in which its major customer groups operate. Any significant decline in demand for replacement batteries for automobiles, light trucks, or sport utility vehicles could have a material adverse impact on the financial condition and results of operations of the Company’s Transportation segments. To a lesser extent, a prolonged decline in the demand for new automobiles, light trucks or sport utility vehicles could also have an adverse impact on these segments. A weak capital expenditure environment in the telecommunications, uninterruptible power systems or electric industrial forklift truck markets could have a material adverse effect on the business, financial positions, and results of operations, and cash flow of the Company’s Industrial Energy segments.

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

The Company competes with a number of major domestic and international manufacturers and distributors of lead acid batteries, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of its industry and consolidation among industrial purchasers, the Company has been subjected to continued and significant pricing pressures. The North American, European and Asian lead acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service, and warranty. In addition, the Company is experiencing heightened competitive pricing pressure as Asian producers, which are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in the Company’s major markets.

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

The Company may be adversely affected by the instability and uncertainty in the world financial markets and the global economy, and uncertainty around potential terrorist activities against global companies.

Unfavorable changes in global economic conditions, including tightening credit markets, inflation or recession may result in consumers, businesses and governments deferring or lowering purchases of the Company’s products in the future. In addition, terrorist activities may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on the Company’s business, financial position, results of operations, and cash flow. These economic conditions also may impact the ability of the Company’s customers to purchase the Company’s products and services. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, the Company’s ability to meet customer’s demands depend, in part, on the Company’s ability to obtain timely and adequate delivery of quality materials, parts and components from its suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the global economic conditions, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies. If such economic conditions persist, they could have a material adverse effect on the Company’s financial condition, results of operations, or cash flow.

The Company may be unable to successfully implement its business strategy, which could adversely affect its results of operations and financial condition.

The Company’s ability to achieve its business and financial objectives is subject to a variety of factors, many of which are beyond the Company’s control. For example, the Company may not be successful in increasing its manufacturing and distribution efficiency through productivity, process improvements and cost reduction initiatives. Further, the Company may not be able to realize the benefits of these improvements and initiatives within the time frames the Company currently expects. In addition, the Company may not be successful in increasing the Company’s percentage of captive arrangements and spent-battery collections or in otherwise hedging its lead requirements, leaving it exposed to fluctuations in the price of lead. Any failure to successfully implement the Company’s business strategy could adversely affect results of operations and financial condition, and could further impair the Company’s ability to make certain strategic capital expenditures and meet its restructuring objectives.

The Company is subject to costly regulation in relation to environmental, health and safety matters, which could adversely affect its business, financial position, results of operations, and cash flow.

Throughout the world, the Company manufactures, distributes, recycles, and otherwise uses large amounts of potentially hazardous materials, especially lead and acid. As a result, the Company is subject to a substantial number of costly regulations. In particular, the Company is required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the U.S. and other countries, including those governing emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, and disposal of waste materials; and the cleanup of contaminated properties and human health and safety. Compliance with these laws and regulations results in ongoing costs. The Company could also incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions, third-party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at its facilities. In addition, many of the Company’s current and former facilities are located on properties with histories of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, the Company could become liable for the cost of investigating or remediating contamination at these properties if contamination requiring such activities is discovered in the future. The Company may become obligated to pay material remediation-related costs at its closed Tampa, Florida facility in the amount of approximately $12.5 million to $20.5 million, and at the Columbus, Georgia facility in the amount of approximately $6.0 million to $9.0 million.

The Company cannot be certain that it has been, or will at all times be, in complete compliance with all environmental requirements, or that the Company will not incur additional material costs or liabilities in connection with these requirements in excess of amounts it has reserved. Private parties, including current or former employees, could bring personal injury or other claims against the Company due to the presence of, or exposure to, hazardous substances used, stored or disposed of by it, or contained in its products, especially lead. Environmental requirements are complex and have tended to become more stringent over time. These requirements or their enforcement may change in the future in a manner that could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. These requirements, responsibilities and associated expenditures, if they continue to increase, could have a material adverse effect on the Company’s business and results of operations. While the Company’s costs to defend and settle claims arising under environmental laws in the past have not been material, the Company cannot provide assurance that this will remain so in the future.

On November 12, 2008, the EPA published new lead emissions standards under the NAAQS, which became effective on January 12, 2009. The new standards further restrict lead emissions by reducing the off-site concentration standards for lead in air from 1.5 micrograms per cubic meter to 0.15 micrograms per cubic meter. The Company believes that the new standards could impact a number of its U.S. facilities. Under the Clean Air Act (“CAA”), publication by the EPA of these ambient air quality standards initiates a process by which the states develop rules implementing the standards, and the likelihood and timing of the implementation of these emission standards by the states, as adopted, has not been determined. Although the final impact on the Company’s operations cannot be reasonably determined at the current time, the Company believes that the impact of these recently adopted lead emissions standards on its U.S. facilities could have a material adverse effect on its financial condition, results of operations, or cash flows.

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

The Company and its subsidiaries are currently, and may in the future become, subject to legal proceedings which could adversely affect its business, financial position, results of operations, or cash flows. See Note 11 to the Consolidated Financial Statements.

The cost of resolving the Company’s pre-petition disputed claims, including legal and other professional fees involved in settling or litigating these matters, could have a material adverse effect on its business, financial position, results of operations, or cash flows.

At March 31, 2009, there are approximately 175 pre-petition disputed unsecured claims on file in the bankruptcy case that remain to be resolved through the Plan’s claims reconciliation and allowance procedures. The Company established a reserve of common stock and warrants to purchase common stock for issuance to holders of these disputed unsecured claims as the claims are allowed by the Bankruptcy Court. Although these claims are generally resolved through the issuance of common stock and warrants from the reserve rather than cash payments, the process of resolving these claims through settlement or litigation requires considerable Company resources, including expenditures for legal and professional fees and the attention of Company personnel. These costs could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s business, financial position, results of operations, or cash flows.

At March 31, 2009, approximately 22% of the Company’s hourly employees in the Americas and many of its non-U.S. employees were unionized. It is likely that a significant portion of the Company’s workforce will remain unionized for the foreseeable future. It is also possible that the portion of the Company’s workforce that is unionized may increase in the future. Contracts covering approximately 376 of the Company’s domestic employees expire in fiscal 2010, and the remainder thereafter. In addition, contracts covering most of the Company’s union employees in Europe and ROW expire on various dates through fiscal 2010. Although the Company believes that its relations with employees are generally good, if conflicts develop between the Company and its employees’ unions in connection with the renegotiation of these contracts or otherwise, work stoppages or other labor disputes could result. A work stoppage at one or more of the Company’s plants, or a material increase in its costs due to unionization activities, may have a material adverse effect on the Company’s business. Work stoppages at the facilities of the Company’s customers or suppliers may also negatively affect the Company’s business. If any of the Company’s customers experience a material work stoppage, the customer may halt or limit the purchase of the Company’s products. This could require the Company to shut down or significantly reduce production at facilities relating to those products. Moreover, if any of the Company’s suppliers experience a work stoppage, the Company’s operations could be adversely affected if an alternative source of supply is not readily available.

The Company’s substantial indebtedness could adversely affect its financial condition.

The Company has a significant amount of indebtedness. As of March 31, 2009, the Company had total indebtedness, including capital leases, of approximately $658.2 million. The Company’s level of indebtedness could have significant consequences. For example, it could:

•	Limit the Company’s ability to borrow money to fund its working capital, capital expenditures, acquisitions and debt service requirements;

•	Limit the Company’s flexibility in planning for, or reacting to, changes in its business and future business opportunities;

•	Make the Company more vulnerable to a downturn in its business or in the economy;

•	Place the Company at a disadvantage relative to some of its competitors, who may be less highly leveraged; and

•	Require a substantial portion of the Company’s cash flow from operations to be used for debt payments, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions and other general corporate purposes.

One or a combination of these factors could adversely affect the Company’s financial condition. Subject to restrictions in the indenture governing the Company’s senior secured notes and convertible notes and its senior secured credit facility (the “Credit Agreement”), the Company may incur additional indebtedness, which could increase the risks associated with its already substantial indebtedness.

Restrictive covenants limit the Company’s ability to operate its business and to pursue its business strategies, and its failure to comply with these covenants could result in an acceleration of its indebtedness.

The Credit Agreement and the indenture governing the senior secured notes contain covenants that limit or restrict the Company’s ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to its growth strategy or otherwise important to the Company. The Credit Agreement and the indenture governing the Company’s senior secured notes limit or restrict, among other things, the Company’s ability and the ability of its subsidiaries to:

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

Any breach of the covenants in the Credit Agreement or the indenture governing its senior secured notes could cause a default under the Company’s Credit Agreement and other debt (including the notes), which would restrict the Company’s ability to borrow under its Credit Agreement, thereby significantly impacting the Company’s liquidity. If there were an event of default under any of the Company’s debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. The Company’s assets and cash flow may not be sufficient to fully repay borrowings under its outstanding debt instruments if accelerated upon an event of default. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, its senior secured credit facility, the lenders under that facility could institute foreclosure proceedings against the assets securing borrowings under the Credit Agreement.

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

Pursuant to the Plan, the Company has established a reserve of common stock and warrants to purchase common stock for issuance to holders of unsecured pre-petition disputed claims. To the extent this reserve is insufficient to satisfy these disputed claims, the Company would be required to issue additional shares of common stock and warrants, which would result in dilution to holders of its common stock.

Under the claims reconciliation and allowance process set forth in the Plan, the Official Committee of Unsecured Creditors, in consultation with the Company, established a reserve to provide for a pro rata distribution of common stock and warrants to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock and warrants not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of these objections. Predictions regarding the allowance and classification of claims are inherently difficult to make. With respect to environmental claims in particular, there is inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis in law to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs or other environmental injuries are highly variable, and estimating these costs involves complex legal, scientific and technical judgments. Many of the claimants who have filed disputed claims, particularly environmental, and personal injury claims produce little or no proof of fault on which the Company can assess its potential liability and either specify no determinate amount of damages or provide little or no basis for the alleged damages. In some cases the Company is still seeking additional information needed for claims assessment, and information that is unknown to the Company at the current time may significantly affect its assessment regarding the adequacy of the reserve amounts in the future.

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

The Company’s ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

The Company recognizes the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered to be more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets. As of March 31, 2009, the Company’s current and long-term deferred tax assets were $33.0 million and $51.3 million, respectively.

The Company is subject to regulation of its international operations that could adversely affect its business and results of operations.

Due to the Company’s global operations, it is subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where it can do business, what information or products it can supply to certain countries and what information it can provide to a non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex and often times difficult to interpret and apply, may result in severe criminal penalties or sanctions that could have a material adverse effect on the Company’s business, financial condition and results of operations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for historical information, this report may be deemed to contain “forward-looking” statements. The Company is including this cautionary statement for the express purpose of availing itself of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ii) the Company’s ability to implement and fund business strategies based on current liquidity, (iii) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (iv) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (v) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (vi) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (vii) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (viii) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (ix) competitiveness of the battery markets in the Americas and Europe, (x) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, and (xi) the ability to acquire goods and services.

The Company cautions each reader to carefully consider those factors hereinabove set forth and the acknowledgements contained in the “Risk Factors” section of this Annual Report on Form 10-K. Such factors and statements have, in some instances, affected and in the future could affect the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein. We undertake no obligation to update any forward-looking statements in this Form 10-K.

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

Location		Use

Americas:
Milton, GA	(leased)	Executive Offices
Aurora, IL	(leased)	Executive Offices
Baton Rouge, LA		Secondary Lead Recycling
Bristol, TN		Transportation Battery Manufacturing and Distribution Center
Cannon Hollow, MO		Secondary Lead Recycling
Columbus, GA		Industrial Battery Manufacturing and Distribution Center
Florence, MS	(portions leased)	Distribution and Formation Center
Fort Smith, AR	(leased)	Industrial Battery Manufacturing and Distribution Center
Frisco, TX		Secondary Lead Recycling
Kansas City, KS	(portions leased)	Industrial Battery Manufacturing and Distribution Center
Lampeter, PA		Plastics Manufacturing
Manchester, IA		Transportation Battery Manufacturing and Distribution Center
Mississauga, Canada	(leased)	Distribution Center
Muncie, IN		Secondary Lead Recycling
Reading, PA		Secondary Lead Recycling and Polypropylene Reprocessing and Distribution and Formation Center
Salina, KS		Transportation Battery Manufacturing and Distribution Center
Vernon, CA		Secondary Lead Recycling

Location		Use

Europe and ROW:
Adelaide, Australia		Transportation Battery Manufacturing and Distribution Center
Sydney, Australia		Industrial Battery Manufacturing
Florival, Belgium		Distribution Center
Shanghai, China	(leased)	Executive Offices
Bolton, England		Industrial Battery Manufacturing
Trafford Park, England	(leased)	Charger Manufacturing
Gennevilliers, France	(leased)	Executive Offices
Lille, France		Industrial Battery Manufacturing
Peronne, France		Plastics Manufacturing
Bad Lauterberg, Germany		Industrial Battery Manufacturing and Warehouse
Budingen, Germany		Industrial Battery Manufacturing, Distribution Center and Executive Offices
Vlaardingen, Holland		Distribution Center
Tamilnadu, India	(leased)	Industrial Battery Manufacturing and Distribution Center
Ahmadabad, India	(leased)	Transportation Battery Manufacturing
Avelino, Italy		Plastics Manufacturing
Canonica d’Adda, Italy		Plastics Manufacturing
Romano Di Lombardia, Italy		Transportation Battery Manufacturing
Toluca, Mexico	(leased)	Distribution Center
Lower Hutt, New Zealand		Distribution Center
Petone, New Zealand		Secondary Lead Recycling
Poznan, Poland		Transportation Battery Manufacturing
Castanheira do Riatejo, Portugal		Industrial Battery Manufacturing
Azambuja, Portugal		Secondary Lead Recycling and Plastics Manufacturing
Azuqueca de Henares, Spain		Transportation Battery Manufacturing
San Esteban de Gomez, Spain		Secondary Lead Recycling
La Cartuja, Spain		Industrial Battery Manufacturing
Manzanares, Spain		Transportation Battery Manufacturing

In addition, the Company also leases sales and distribution outlets in North America, Europe and Asia.

The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet the Company’s present needs.

Item 3.	Legal Proceedings

See Note 11 to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2009, the Company issued 3,797 shares of common stock and warrants to purchase 10,072 shares of common stock at a price of $29.84. The shares and warrants were issued pursuant to the terms of the Plan of Reorganization and were exempt from the registration requirements of the Securities Act of 1933 under Section 1145 of the U.S. Bankruptcy Code.

Market Data

The Company’s common stock and warrants trade on The NASDAQ Global Market under the symbol “XIDE” and “XIDEW”, respectively. The high and low sales price of the Company’s common stock and warrants are set forth below.

	High	Low

Common Stock
Fiscal 2009:
First Quarter	$18.80	$13.12
Second Quarter	$16.10	$6.90
Third Quarter	$6.60	$3.01
Fourth Quarter	$5.72	$1.86
Fiscal 2008:
First Quarter	$9.41	$7.08
Second Quarter	$9.48	$6.42
Third Quarter	$8.35	$5.28
Fourth Quarter	$13.47	$6.47
Warrants
Fiscal 2009:
First Quarter	$2.90	$1.13
Second Quarter	$2.49	$1.25
Third Quarter	$1.30	$0.11
Fourth Quarter	$0.35	$0.09
Fiscal 2008:
First Quarter	$0.88	$0.62
Second Quarter	$0.88	$0.57
Third Quarter	$0.70	$0.59
Fourth Quarter	$1.23	$0.61

The Company did not declare or pay dividends on its common stock during fiscal years 2009 and 2008. Covenants in the Credit Agreement restrict the Company’s ability to pay cash dividends on capital stock and the Company presently does not intend to pay dividends on its common stock.

As of May 29, 2009, the Company had 75,510,622 shares of its common stock and 5,033,782 of its warrants outstanding, with approximately 4,434 and 5,975 holders of record, respectively.

Equity Compensation Plan Information

As of March 31, 2009, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of the Company’s common stock or awarded shares of common stock. The following table contains information relating to such plans as of March 31, 2009.

	Number of Securities
	to be Issued Upon	Weighted-Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	3,416,323	$7.87	2,029,327
Equity compensation plans not approved by security holders	80,000	$13.22	—

Total	3,496,323	$8.00	2,029,327

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

						Predecessor
	Successor Company					Company(1)
					For the Period	For the Period
					May 6, 2004	April 1, 2004
	Fiscal Year Ended				to	to
	2009	2008	2007	2006	March 31, 2005	May 5, 2004
	(In thousands except per share data)

Statement of Operations Data
Net sales	$3,322,332	$3,696,671	$2,939,785	$2,819,876	$2,476,259	$214,607
Gross profit	613,668	593,190	472,776	406,831	377,502	35,470
Selling, marketing and advertising expenses	297,032	289,975	270,413	271,059	251,085	24,504
General and administrative expenses	173,990	176,607	173,128	190,993	150,871	17,940
Restructuring	63,271	10,507	24,483	21,714	42,479	602
Goodwill impairment	—	—	—	—	388,524	—
Other expense (income) net	41,264	(39,069)	9,636	3,684	(56,898)	6,222
Interest expense, net	72,240	85,517	90,020	69,464	42,636	8,870
Loss on early extinguishment of debt	—	21,342	—	—	—	—
(Loss) Income before reorganization items, income tax, and minority interest	(34,129)	48,311	(94,904)	(150,083)	(441,195)	(22,668)
Reorganization items, net	2,179	3,822	4,310	6,158	11,527	18,434
Fresh start accounting	—	—	—	—	—	(228,371)
Gain on discharge	—	—	—	—	—	(1,558,839)
Minority interest	1,041	1,544	882	529	(18)	26
Income tax provision (benefit)	32,173	10,886	5,783	15,962	14,219	(2,482)
Net (loss) income	$(69,522)	$32,059	$(105,879)	$(172,732)	$(466,923)	$1,748,564
Basic net (loss) earnings per share(2)	$(0.92)	$0.47	$(2.37)	$(6.72)	$(18.16)	$63.86
Diluted net (loss) earnings per share(2)	$(0.92)	$0.46	$(2.37)	$(6.72)	$(18.16)	$63.86

						Predecessor
	Successor Company					Company(1)
					For the Period	For the Period
					May 6, 2004	April 1, 2004
	Fiscal Year Ended				to	to
	2009	2008	2007	2006	March 31, 2005	May 5, 2004
	(In thousands except per share data)

Balance Sheet Data (at period end)
Working capital (deficit)(3)	$489,216	$674,783	$486,866	$431,570	$(180,172)	$402,076
Property, plant and equipment, net	586,261	649,526	649,015	685,842	799,763	826,900
Total assets	1,900,187	2,491,396	2,120,224	2,082,909	2,290,780	2,729,404
Total debt	658,205	716,195	684,454	701,004	653,758	547,549
Total stockholders’ equity	326,227	544,338	330,523	224,739	427,259	888,391
Other Financial Data
Cash provided by (used in):
Operating activities	$120,521	$1,080	$1,177	$(44,348)	$(9,691)	$(7,186)
Investing activities	(101,087)	(49,797)	(47,447)	(32,817)	(44,013)	(4,352)
Financing activities	(29,441)	57,374	87,586	34,646	68,925	35,168
Capital expenditures	108,914	56,854	51,932	58,133	69,114	7,152

(1)	The emergence from Chapter 11 on May 6, 2004 resulted in a new reporting entity (the “Successor Company”) and adoption of Fresh Start reporting and reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”).

(2)	Basic and diluted (loss) earnings per share for the fiscal year ended March 31, 2007, March 31, 2006 and for the period May 6, 2004 through March 31, 2005, respectively, have been restated to give effect to the stock dividends for the rights offerings completed in September 2007 and September 2006.

(3)	Working capital (deficit) is calculated as current assets less current liabilities, which, at March 31, 2005, reflects the reclassification of certain long-term debt as current.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

External Factors Which Affect the Company’s Financial Performance

Lead and other Raw Materials.  Lead represents approximately 42.0% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the LME has decreased 42.0% from $2,856 per metric ton for the fiscal year ended March 31, 2008 to $1,654 per metric ton for the fiscal year ended March 31, 2009. At May 29, 2009, the quoted price on the LME was $1,530 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.

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

Exchange Rates.  The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For fiscal 2009 and 2008, the average exchange rate of the Euro to the U.S. Dollar was essentially flat at $1.42. At March 31, 2009, the Euro was $1.33 or 15.8% lower as compared to $1.58 at March 31, 2008. Movements in foreign currencies impacted the Company’s results for the periods presented herein. For the fiscal year ended March 31, 2009, approximately 57.1% of the Company’s net sales were generated in Europe and ROW. Further, approximately 64.0% of the Company’s aggregate accounts receivable and inventory as of March 31, 2009 were held by its European subsidiaries.

The Company is also exposed, although to a lesser extent, to foreign currency risk in the U.K., Poland, Australia, and various countries in the Pacific Rim. Movements of exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another.

Markets.  The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results. Original equipment volumes in the transportation and motive power channels have been and continue to be depressed, reflecting the global economic conditions. In addition, capital spending by major customers in our network power channels also continue to be below historic levels.

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

Interest Rates.  The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during fiscal 2008 and fiscal 2009. See Notes 2 and 7 to the Consolidated Financial Statements.

Fiscal 2009 Highlights and Outlook

The Company’s reported results continue to be impacted in fiscal 2009 by fluctuations in the price of lead and other commodity costs that are primary components in the manufacture of batteries, as well as fluctuations in energy costs used in the manufacturing and distribution of the Company’s products.

In the Americas, the Company obtains the vast majority of its lead requirements from six Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material used in North America as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. After a long period of increase, the average cost of spent batteries decreased approximately 15.8% in fiscal 2009 versus fiscal 2008. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.

In Europe, the Company’s lead requirements are mainly fulfilled by third-party suppliers. Because of the Company’s exposure to the historically volatile lead market prices in Europe, the Company has implemented several measures to offset changes in lead prices, including selective pricing actions and lead price escalators. The Company has automatic lead price escalators with virtually all OEM customers. The Company currently obtains a small portion of its lead requirements from recycling in its European facilities.

The Company expects that volatility in lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, selective pricing actions, lead price escalators in certain contracts and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lag the rise in market prices of lead and other commodities. Both lead price escalators and fuel surcharges may not be accepted by our customers, and if the price of lead decreases, our customers may seek disproportionate price reductions.

In addition to managing the impact of fluctuation in lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:

(i) Successful execution and completion of the Company’s more aggressive restructuring plans, and organizational realignment of divisional and corporate functions intended to result in further headcount reductions, principally in selling, general and administrative functions globally.

(ii) Actions designed to improve the Company’s liquidity and operating cash flow through working capital reduction plans, the sale of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives, and closely managing capital expenditures.

(iii) Continued factory and distribution productivity improvements through its established EXCELL program and Take Charge! initiative.

(iv) Continued review and rationalization of the various brand offerings of products in its markets to gain efficiencies in manufacturing and distribution, and better leverage the Company’s marketing spending.

(v) Increased R&D and engineering investments designed to develop enhanced lead-acid products as well as products utilizing alternative chemistries.

(vi) Gain further product and process efficiencies with implementation of the Global Procurement structure. This initiative focuses on leveraging existing relationships and creating an infrastructure for global search for products and components.

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

Valuation of Long-lived Assets.  The Company’s long-lived assets include property, plant and equipment, and identified intangible assets. Long-lived assets (other than indefinite lived intangible assets) are depreciated and amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate that the carrying value may not be recoverable. The fair value of indefinite-lived intangible assets is based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. An erosion of future business results in any of the Company’s business units could create impairments in the Company’s long-lived assets and require a significant write-down in future periods.

Employee Benefit Plans.  The Company’s pension plans and postretirement benefit plans are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”)” using actuarial valuations required by SFAS No. 87, “Employers’ Accounting for Pensions (“SFAS 87”)” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”)”. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see Employee Benefit Plans herein and Note 8 to the Consolidated Financial Statements.

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

Environmental Reserves.  The Company is subject to numerous environmental laws and regulations in all the countries in which it operates. In addition, the Company can be held liable for investigation and remediation of sites impacted by its past operating activities. The Company maintains reserves for the cost of addressing these liabilities once they are determined to be both probable and reasonably estimable . These estimates are determined through a combination of methods, including outside estimates of likely expense and the Company’s historical experience in the management of these matters.

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

Litigation.  The Company has legal contingencies that have a high degree of uncertainty. When a contingency becomes probable and reasonably estimable, a reserve is established. Lawsuits have been filed against the Company for which the liabilities are not considered probable and reasonably estimable. Consequently, no reserves have been established for these matters. If future litigation or the resolution of existing matters results in liability to the Company, such liability could have a significant impact on the Company’s future results and liquidity.

Recently Issued Accounting Standards.  See Note 1 to the Consolidated Financial Statements for a description of new accounting pronouncements and their impact to the Company.

Results of Operations

The Company reports its results as four business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW. The following discussions provide a comparison of the Company’s results of operations for the fiscal year ended March 31, 2009 with those for the fiscal year ended March 31, 2008, and a comparison of the Company’s results of operations for the fiscal year ended March 31, 2008 with those for the fiscal year ended March 31, 2007. The information in this section should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing in Item 8 — Financial Statements and Supplementary Data.

Fiscal Year Ended March 31, 2009 compared with Fiscal Year Ended March 31, 2008

Net Sales

Net sales were $3.32 billion for fiscal 2009 versus $3.70 billion in fiscal 2008. Foreign currency translation unfavorably impacted net sales in fiscal 2009 by approximately $1.6 million. Excluding the foreign currency translation impact, net sales decreased by approximately $372.8 million, or 10.1%, primarily as a result of lower unit sales and $141.9 million reduced pricing related to the decrease in the market price of lead.

	For the Fiscal Year Ended		Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2009	2008	Total	Related	Related
	(In thousands)

Transportation
Americas	$1,136,631	$1,126,388	$10,243	$—	$10,243
Europe and ROW	908,085	1,156,007	(247,922)	1,215	(249,137)
Industrial Energy
Americas	287,120	301,562	(14,442)	—	(14,442)
Europe and ROW	990,496	1,112,714	(122,218)	(2,768)	(119,450)

TOTAL	$3,322,332	$3,696,671	$(374,339)	$(1,553)	$(372,786)

Transportation Americas net sales were $1.14 billion for fiscal 2009 versus $1.13 billion for fiscal 2008. Net sales for fiscal 2009 were $10.2 million, or 0.9%, higher than fiscal 2008 due to the favorable impact of price, partially offset by a decline in aftermarket and OEM unit sales as well as a $45.6 million unfavorable impact caused by the lower average price of lead. Third-party lead sales for fiscal 2009 were approximately $21.3 million lower than fiscal 2008.

Transportation Europe and ROW net sales were $908.1 million for fiscal 2009 versus $1.16 billion for fiscal 2008. Net sales in fiscal 2009, excluding the favorable impact of $1.2 million in foreign currency translation, decreased by $249.1 million, or 21.6% compared to fiscal 2008. The decrease was primarily due to lower unit volumes in the aftermarket and OEM channels as well as $63.2 million in reduced pricing related to the decrease in the market price of lead, partially offset by favorable non-lead pricing actions in both channels.

Industrial Energy Americas net sales were $287.1 million for fiscal 2009 versus $301.6 million for fiscal 2008. Net sales in fiscal 2009 were $14.4 million, or 4.8%, lower than fiscal 2008 due primarily to lower unit sales in the motive power markets and, to a lesser extent, the network power markets as well as a $7.0 million unfavorable impact caused by the lower average price of lead, partially offset by favorable non-lead pricing actions implemented in both markets.

Industrial Energy Europe and ROW net sales were $990.5 million for fiscal 2009 versus $1.11 billion for fiscal 2008. Net sales in fiscal 2009, excluding unfavorable foreign currency translation of $2.8 million, decreased $119.5 million, or 10.7%, compared to fiscal 2008 due to lower unit sales in the network power and motive power markets as well as a $26.1 million unfavorable impact of the lower average price of lead, partially offset by favorable non-lead pricing actions implemented in both markets.

Gross Profit

Gross profit was $613.7 million in fiscal 2009 versus $593.2 million in fiscal 2008. Gross margin increased to 18.5% of net sales in fiscal 2009 from 16.0% of net sales in fiscal 2008. Foreign currency translation unfavorably impacted gross profit in fiscal 2009 by approximately $3.4 million. Excluding the foreign currency translation impact, gross profit increased by $23.9 million primarily due to favorable non-lead pricing actions and manufacturing efficiencies in the Company’s operations, partially offset by lower unit sales.

	For the Fiscal Year Ended March 31, 2009		For the Fiscal Year Ended March 31, 2008		Favorable/(Unfavorable)
		Percent of		Percent of		Currency	Non-Currency
	Total	Net Sales	Total	Net Sales	Total	Related	Related
	(In thousands)

Transportation
Americas	$215,051	18.9%	$209,395	18.6%	$5,656	$—	$5,656
Europe and ROW	100,394	11.1%	146,565	12.7%	(46,171)	1,633	(47,804)
Industrial Energy
Americas	79,894	27.8%	77,561	25.7%	2,333	—	2,333
Europe and ROW	218,329	22.0%	162,063	14.6%	56,266	(5,080)	61,346
Unallocated	—	—	(2,394)	—	2,394	—	2,394

TOTAL	$613,668	18.5%	$593,190	16.0%	$20,478	$(3,447)	$23,925

Transportation Americas gross profit was $215.1 million, or 18.9% of net sales, in fiscal 2009 versus $209.4 million, or 18.6% of net sales, in fiscal 2008. The increase in gross margin was primarily due to favorable non-lead pricing actions and improved plant and distribution efficiencies, partially offset by the impact of lower unit sales reflecting deteriorating market conditions and the transition of volumes from NAPA and CSK to other suppliers.

Transportation Europe and ROW gross profit was $100.4 million, or 11.1% of net sales, in fiscal 2009 versus $146.6 million, or 12.7% of net sales, in fiscal 2008. Foreign currency translation favorably impacted gross profit during fiscal 2009 by approximately $1.6 million. Excluding the foreign currency translation impact, the gross profit decreased by $47.8 million primarily due to lower unit sales in both the aftermarket and OEM channels, partially offset by favorable non-lead pricing actions.

Industrial Energy Americas gross profit was $80.0 million, or 27.8% of net sales, in fiscal 2009 versus $77.6 million, or 25.7% of net sales, in fiscal 2008. The increase in gross profit was primarily due to favorable pricing actions in both the network power and motive power markets, partially offset by lower unit sales in both markets.

Industrial Energy Europe and ROW gross profit was $218.3 million, or 22.0% of net sales, in fiscal 2009 versus $162.1 million, or 14.6% of net sales, in fiscal 2008. Foreign currency translation unfavorably impacted gross profit in fiscal 2009 by approximately $5.1 million. Excluding the foreign currency translation impact, the gross profit increased by $61.3 million primarily due to favorable pricing actions in both the network power and motive power markets and because of the lag of quarterly lead escalators in a downward commodity market, as well as cost reductions resulting from the installation of the Take Charge! initiative at the division’s manufacturing facilities. The increase was partially offset by lower unit sales in both the network power and motive power markets.

Unallocated other gross profit consisted of an expense of $2.4 million in fiscal 2008 for environmental remediation costs for a previously closed facility. As this site was closed many years ago, the costs have not been allocated to the current business segments.

Expenses

Expenses were $647.8 million in fiscal 2009 versus $544.9 million in fiscal 2008. Restructuring and impairment charges of $71.6 million in fiscal 2009 and $11.7 million in fiscal 2008 were included in these expenses. Excluding these restructuring charges, expenses were $576.2 million and $533.2 million in fiscal 2009 and fiscal 2008, respectively. Foreign currency translation favorably impacted expenses by approximately $11.4 million in fiscal 2009. The increase in expenses was the result of the following:

i. Selling, marketing, and advertising expenses increased $7.0 million, to $297.0 million in fiscal 2009 from $290.0 million in fiscal 2008. Foreign currency translation favorably impacted selling, marketing, and advertising costs in fiscal 2009 by approximately $7.2 million. The increase in these expenses was due primarily to increases in commissions on more profitable sales, increases in sales personnel principally in our Industrial Energy Americas Segment, and $2.1 million increases in provisions for doubtful accounts receivable;

ii. General and administrative expense decreased $2.6 million, to $174.0 million in fiscal 2009 from $176.6 million in fiscal 2008. Foreign currency translation favorably impacted general and administrative costs in fiscal 2009 by approximately $1.5 million. The remaining decrease was due primarily to decreases in discretionary expenses and decreases in certain professional services;

iii. Interest expense decreased $13.3 million, to $72.2 million in fiscal 2009 from $85.5 million in fiscal 2008 due to lower borrowings and the favorable impact of lower interest rates on borrowings under the Company’s Credit Agreement;

iv. Fiscal 2009 and fiscal 2008 expenses included currency remeasurement loss (gains) of $42.1 million and ($40.8) million, respectively, included in Other expense (income), net;

v. Restructuring expenses increased by $52.8 million, to $63.3 million in fiscal 2009 from $10.5 million in fiscal 2008. This increase was due primarily to costs associated with headcount reductions in Europe and Australia and a targeted closure of the Auxerre, France manufacturing facility;

vi. Fiscal 2009 and fiscal 2008 expenses included a (gain) loss on revaluation of warrants of ($7.1) million and $3.0 million, respectively, included in Other expense (income), net; and

vii. Fiscal 2009 and fiscal 2008 expenses included a loss (gain) on sale/impairment of fixed assets of $11.7 million and ($0.2) million, respectively, included in Other expense (income), net. This increase primarily reflects the impairment of assets at the Auxerre, France manufacturing plant due to restructuring activities at that facility.

	For the Fiscal Year Ended		Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2009	2008	Total	Related	Related
	(In thousands)

Transportation
Americas	$132,331	$130,509	$(1,822)	$—	$(1,822)
Europe and ROW	162,592	116,300	(46,292)	10,623	(56,915)
Industrial Energy
Americas	38,689	39,528	839	—	839
Europe and ROW	165,496	144,160	(21,336)	289	(21,625)
Unallocated expenses	148,689	114,382	(34,307)	477	(34,784)

TOTAL	$647,797	$544,879	$(102,918)	$11,389	$(114,307)

Transportation Americas expenses were $132.3 million in fiscal 2009 versus $130.5 million in fiscal 2008. The increase in expenses was due to higher selling and marketing costs related to increased commission resulting from higher and more profitable sales.

Transportation Europe and ROW expenses were $162.6 million in fiscal 2009 versus $116.3 million in fiscal 2008. Foreign currency translation favorably impacted expenses in fiscal 2009 by approximately $10.6 million. Excluding the impact of foreign currency translation, expenses increased by $56.9 million due primarily to $44.2 million of restructuring charges and $8.0 million for impairment of fixed assets.

Industrial Energy Americas expenses were $38.7 million in fiscal 2009 versus $39.5 million in fiscal 2008. The decrease in expenses was primarily due to costs incurred in fiscal 2008 related to the closure of the Kankakee, Illinois manufacturing plant.

Industrial Energy Europe and ROW expenses were $165.5 million in fiscal 2009 versus $144.2 million in fiscal 2008. Foreign currency translation favorably impacted expenses in fiscal 2008 by approximately $0.3 million. Excluding the impact of foreign currency translation, expenses increased by $21.6 million primarily due to $14.6 million in restructuring costs as well as higher sales commissions related to more profitable sales.

Unallocated expenses were $148.7 million in fiscal 2009 versus $114.4 million in fiscal 2008:

	For the Fiscal Year Ended
	March 31,	March 31,	Favorable
	2009	2008	(Unfavorable)
	(In thousands)

Corporate expenses	$43,597	$47,333	$3,736
Restructuring	924	504	(420)
Other expense (income):
Currency remeasurement loss (gain)	39,055	(41,443)	(80,498)
(Gain) loss on revaluation of warrants	(7,129)	2,975	10,104
Other	2	(1,846)	(1,848)
Interest expense, net	72,240	85,517	13,277
Loss on early extinguishment of debt	—	21,342	21,342

TOTAL	$148,689	$114,382	$(34,307)

The $39.1 million and $(41.4) million of currency remeasurement loss (gains) in fiscal 2009 and 2008, respectively, relate primarily to the remeasurement of Euro-denominated intercompany loans (receivables) in the U.S.A. The $21.3 million loss on early extinguishment of debt relates to the Company’s May 2007 extinguishment of its prior credit facility. Foreign currency translation favorably impacted unallocated expenses by $0.5 million in fiscal 2009.

Reorganization Items

Reorganization items for fiscal 2009 and 2008 were $2.2 million and $3.8 million, respectively. These expenses include professional fees, consisting primarily of legal services.

Income Taxes

The effective tax rate for fiscal 2009 and fiscal 2008 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, France, and Australia. During fiscal 2009, the Company established a full valuation reserve of $13.3 million on its net deductible temporary differences and loss carry forwards related to its Australian operations. In addition, the income tax provision for fiscal 2009 decreased as a result of the removal of $3.1 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations. The effective tax rate for fiscal 2008 was impacted by the recognition of $26.6 million of valuation allowances on current year tax benefits generated primarily in the UK, France and Spain. In addition, the income tax provision for fiscal 2008 increased $16.7 million due to a reduction in the deferred tax assets for Germany due to legislation enacted during the period which reduced the Company’s German subsidiaries’ marginal tax rate from approximately 37% to approximately 28%. Finally, the income tax provision for fiscal 2008 decreased as a result of the removal of a $25.0 million valuation allowance against net deferred tax assets generated from the Company’s U.S. operations.

	For the Fiscal Year Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Pre-tax (loss) income	$(36,308)	$44,489
Income tax provision	32,173	10,886
Effective tax rate	(88.6)%	24.5%

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

Transportation Europe and ROW net sales were $1.16 billion for fiscal 2008 versus $832.2 million for fiscal 2007. Net sales in fiscal 2008, excluding the favorable impact of $117.3 million in foreign currency translation, increased by $206.5 million, or 24.8% compared to fiscal 2007. The increase was primarily due to favorable pricing actions, partially offset by a 7.9% reduction in overall unit sales.

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

	For the Fiscal Year Ended March 31, 2008		For the Fiscal Year Ended March 31, 2007		Favorable/(Unfavorable)
		Percent of		Percent of		Currency	Non-Currency
	Total	Net Sales	Total	Net Sales	Total	Related	Related
	(In thousands)

Transportation
Americas	$209,395	18.6%	$165,689	17.8%	$43,706	$—	$43,706
Europe and ROW	146,565	12.7%	93,382	11.2%	53,183	15,210	37,973
Industrial Energy
Americas	77,561	25.7%	60,178	22.2%	17,383	—	17,383
Europe and ROW	162,063	14.6%	153,527	16.9%	8,536	16,563	(8,027)
Unallocated	(2,394)	—	—	—	(2,394)	—	(2,394)

TOTAL	$593,190	16.0%	$472,776	16.1%	$120,414	$31,773	$88,641

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

Transportation Europe and ROW gross profit was $146.6 million, or 12.7% of net sales, in fiscal 2008 versus $93.4 million, or 11.2% of net sales, in fiscal 2007. Foreign currency translation favorably impacted gross profit during fiscal 2008 by approximately $15.2 million. The remaining increase in gross profit was primarily due to the favorable impact of pricing actions and higher OEM volumes, partially offset by lower volumes in the aftermarket channels.

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

Expenses

Expenses were $544.9 million in fiscal 2008 versus $567.7 million in fiscal 2007. Restructuring charges of $10.5 million in fiscal 2008 and $24.5 million in fiscal 2007 were included in these expenses. Excluding these items, expenses were $534.4 million and $543.2 million in fiscal 2008 and fiscal 2007, respectively. Foreign currency translation unfavorably impacted expenses by approximately $32.1 million in fiscal 2008. The decrease in expenses was impacted by the following:

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

Transportation Americas expenses were $130.5 million in fiscal 2008 versus $132.6 million in fiscal 2007. The decrease in expenses was related to prior year expenses, which included $8.6 million in restructuring costs and a $7.2 million of fixed asset impairment charges, both related to the fiscal 2007 closure of the Shreveport, Louisiana battery plant, partially offset by higher selling, general and administrative expenses in fiscal 2008.

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

Industrial Energy Americas expenses were $39.5 million in fiscal 2008 versus $38.2 million in fiscal 2007. The increase in expenses was primarily due to costs related to the closed Kankakee, Illinois manufacturing facility.

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

Corporate expenses were lower primarily due to lower discretionary expenses and certain lower professional fees. The $41.4 million and $12.4 million of currency remeasurement gains in fiscal 2008 and 2007 relate primarily to the remeasurement of U.S. dollar-denominated borrowings under the European tranche of its Credit Agreement and Euro-denominated intercompany loans (receivable) in the U.S. The $21.3 million loss on early extinguishment of debt relates to the Company’s May 2007 payoff of its prior credit facility. Foreign currency translation unfavorably impacted unallocated expenses by $6.3 million in fiscal 2008.

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

	For the Fiscal Year Ended
	March 31,	March 31,
	2008	2007
	(In thousands)

Pre-tax income (loss)	$44,489	$(99,214)
Income tax provision	10,886	5,783
Effective tax rate	24.5%	(5.8)%

Liquidity and Capital Resources

As of March 31, 2009, the Company had cash and cash equivalents of $69.5 million and availability under the Company’s revolving senior secured credit facility (“Revolving Loan Facility”) of $130.6 million. This compared to cash and cash equivalents of $90.5 million and availability under the Revolving Loan Facility of $136.4 million as of March 31, 2008.

In May 2007, the Company entered into a five-year $495.0 million Credit Agreement. The Credit Agreement consists of a $295.0 million term loan and a $200.0 million asset-based revolving loan and matures in May 2012. The Credit Agreement contains no financial maintenance covenants.

The Revolving Loan

Borrowings under the Revolving Loan Facility bear interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.50%. The applicable spread on the Revolving Loan Facility will be subject to change and may increase or decrease in accordance with a leverage-based pricing grid. The Revolving Loan Facility includes a letter of credit sub-facility of $75.0 million and an accordion feature that allows the Company to increase the facility size up to $250.0 million if the Company can obtain commitments from existing or new lenders for the incremental amount. The Revolving Loan Facility will mature in May 2012, but is prepayable at any time at par.

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

The Term Loan

Borrowings under the term loan in U.S. Dollars bear interest at a rate equal to LIBOR plus 3.00%, and borrowings under the Term Loan in Euros bear interest at a rate equal to LIBOR plus 3.25%. The term loans will mature in May 2012, but is prepayable at any time at par value.

The term loans will amortize as follows: 0.25% of the initial principal balance of the term loans will be due and payable on a quarterly basis, with the balance payable at maturity. Mandatory prepayment by the Company may be required under the term loans as a result of excess cash flow, asset sales and casualty events, in each case, subject to certain exceptions.

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

The term loan contains customary terms and conditions, including, without limitation, (1) limitations on debt (including a leverage or coverage based incurrence test), (2) limitations on mergers and acquisitions, (3) limitations on restricted payments, (4) limitations on investments, (5) limitations on capital expenditures, (6) limitations on asset sales with limited exceptions, (7) limitations on liens, and (8) limitations on transactions with affiliates.

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

In March 2005, the Company issued $290.0 million in aggregate principal amount of 10.5% senior secured notes due 2013. Interest of $15.2 million is payable semi-annually on March 15 and September 15. The 10.5% senior secured notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2009, initially at 105.25% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% senior secured notes were redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% senior secured notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The Indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets. Under the Indenture, proceeds from asset sales (to the extent in excess of a $5.0 million threshold) must be applied to offer to repurchase notes to the extent such proceeds exceed $20.0 million in the aggregate and are not applied within 365 days to retire senior secured credit agreement borrowings or the Company’s pension contribution obligations that are secured by a first priority lien on the Company’s assets or to make investments or capital expenditures.

Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2009 and March 31, 2008 was 0.0% and 1.3%, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2009, the Company was in compliance with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.

At March 31, 2009, the Company had outstanding letters of credit with a face value of $56.6 million and surety bonds with a face value of $4.4 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2009, pursuant to the terms of the agreement, was $4.3 million.

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

Cash flows provided by operating activities were $120.5 million and $1.1 million in fiscal 2009 and fiscal 2008 respectively. The operating cash flows in fiscal 2009 were primarily attributable to improved collection in accounts receivable, and lower inventory resulting primarily from decreased lead costs, partially offset by lower payables due to timing of payments.

The Company generated $7.8 million and $7.1 million in cash from the sale of non-core assets in fiscal 2009 and fiscal 2008, respectively. These sales principally relate to the sale of surplus land and buildings.

Total debt at March 31, 2009 was $658.2 million, as compared to $716.2 million at March 31, 2008. See Note 7 to the Consolidated Financial Statements for the composition of such debt.

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

Cash (used in) provided by financing activities was ($29.4) million and $57.4 million in fiscal 2009 and fiscal 2008, respectively. This decrease relates primarily to $30.0 million reduction in short-term facilities and payoff of capital leases. Prior year primarily related to proceeds from the Company’s rights offering in September 2007.

The Company believes that it will have ongoing liquidity to support its operational restructuring programs during fiscal 2010, including payment of remaining accrued restructuring costs of approximately $42.4 million as of March 31, 2009. For further discussion see Note 12 to the Consolidated Financial Statements.

Capital expenditures were $108.9 million and $56.9 million in fiscal 2009 and fiscal 2008, respectively. The Company plans capital spending of approximately $100.0 million in fiscal 2010.

Total pension and other post-retirement employer contributions and direct benefit payments were approximately $79.7 million and $58.9 millions in fiscal 2009 and fiscal 2008, respectively. Fiscal 2009 includes $23.0 million of payments which prefunded all fiscal 2010 required payments to its U.S. defined benefit plans.

Employee Benefit Plans

Accounting and Significant Assumptions

The Company accounts for pension benefits using the accrual method set forth in SFAS 158. The accrual method of accounting for pensions involves the use of actuarial assumptions concerning future events that impact estimates of the amount and timing of benefit obligations and future benefit payments.

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

At March 31, 2009, the Company had increased the discount rates used to value its pension benefit obligations to reflect the increase in yields on high quality corporate bonds, and decreased the rate of compensation increases to reflect current inflationary expectations. The aggregate effect of these changes decreased the present value of projected benefit obligations as of March 31, 2009.

A one-percentage point change in the weighted average expected return on plan assets for defined benefit plans would change net periodic benefit cost by approximately $4.3 million in fiscal 2009. A one-percentage point increase in the weighted average discount rate would decrease net periodic benefit cost for defined benefit plans by approximately $3.4 million in fiscal 2009. A one-percentage point decrease in the weighted average discount rate would increase net periodic benefit cost for defined benefit plans by approximately $1.5 million in fiscal 2009.

As of March 31, 2009, net losses for the Company’s defined benefit pension and other post-retirement benefit plans were $41.3 million, compared to gains of $58.3 million at March 31, 2008. The losses during the fiscal year ended March 31, 2009 are principally due to the actual asset losses on the funded plans arrangements in the U.S. and U.K, reflecting the current economic environment in fiscal 2009. SFAS 158 provides for delayed recognition of such actuarial gains/losses, whereby these gains/losses, to the extent they exceed 10% of the greater of the projected benefit obligation or the market related value of plan assets are amortized as a component of pension expense over a period that approximates the average remaining service period of active employees. For further discussion, see Note 8 to the Consolidated Financial Statements.

Plan Funding Requirements

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $102.0 million to $133.0 million from fiscal 2011 to fiscal 2014. The Company prefunded required contributions for fiscal 2010 during fiscal 2009.

The Company expects that cumulative contributions to its non-US pension plans will total approximately $80 million from fiscal 2010 to fiscal 2014, including $15.0 million in fiscal 2010. In addition, the Company expects that cumulative contributions to its other post retirement benefit plans will total approximately $10.0 million from fiscal 2010 to fiscal 2014, including $2.0 million in fiscal 2010.

Financial Instruments and Market Risk

From time to time, the Company has used forward contracts to economically hedge certain commodity price exposures, including lead. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and certain commodity purchasing requirements in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not entered into, and does not intend to enter into, contracts for speculative purposes nor be a party to any leveraged instruments. For further discussion of the Company’s financial instruments, see Note 2 to the Consolidated Financial Statements.

The Company’s ability to utilize financial instruments may be restricted because of tightening, and/or elimination of unsecured credit availability with counter-parties. If the Company is unable to utilize such instruments, the Company may be exposed to greater risk with respect to its ability to manage exposures to fluctuations in foreign currencies, interest rates, lead prices, and other commodities.

Accounts Receivable Factoring Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $0.6 million and $94.3 million of foreign currency trade accounts receivable as of March 31, 2009 and 2008, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments at March 31, 2009 are summarized by fiscal year in which the payments are due in the following table:

						2015 and
	2010	2011	2012	2013	2014	2012 and Beyond	Total

10.5% Senior Secured Notes	$—	$—	$—	$290,000	$—	$—	$290,000
Floating Rate Convertible Senior Subordinated Notes	—	—	—	—	60,000	—	60,000
Senior Secured Credit Facility	2,835	2,835	2,835	279,461	—	—	287,966
Interest on long-term debt(a)	51,888	51,007	48,595	33,584	558	—	185,632
Short term borrowings	6,977	—	—	—	—	—	6,977
Other term loans	1,657	—	—	—	—	—	1,657
Capital leases(b)	2,866	2,619	2,498	2,264	1,774	1,428	13,449
Operating leases	23,916	16,957	11,130	6,876	3,719	4,126	66,724
Purchase Obligations(c)	41,457	—	—	—	—	—	41,457
Other non-current liabilities(d)	—	23,807	11,492	8,743	7,760	46,478	98,280

Total contractual cash obligations	$131,596	$97,225	$76,550	$620,928	$73,811	$52,032	$1,052,142

(a)	Reflects the Company’s scheduled interest payments and assumes an interest rate of 0.0% on the floating rate convertible senior subordinated notes, and 6% on the Credit Agreement. It also includes the cash settlements on the interest rate swap agreements.

(b)	Capital leases reflect future minimum lease payments including imputed interest charges.

(c)	Reflects the Company’s projected annual minimum purchase commitments, including penalties under the supply agreements entered into as a result of the sale of the Company’s separator business; amounts may vary based on actual purchases.

(d)	Other non-current liabilities include amounts on the Consolidated Balance Sheet as of March 31, 2009 (amounts that have been discounted are reflected as such on the table above). These amounts do not include the supply agreement penalty, which is reflected in purchase obligations. See footnote (c) above.

(e)	Pension and other post-retirement benefit obligations are not included in the table above. The Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $102.0 million to $133.0 million from fiscal 2011 to fiscal 2014. The Company prefunded required contributions for fiscal 2010 of $23 million during fiscal 2009. The Company expects that cumulative contributions to its non-U.S. pension plans will total approximately $80.0 million from fiscal 2010 to fiscal 2014, including $15.0 million in fiscal 2010. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $10.0 million from fiscal 2010 to fiscal 2014, including $2.0 million in fiscal 2010. See Note 8 to the Consolidated Financial Statements.

(f)	The Company’s liability for unrecognized tax benefits of $21.4 million is not included in the table above. Due to the uncertainties related to these matters, the Company is not able to make a reasonably reliable estimate as to the future periods in which cash settlement with the related taxing authorities will take place. See Note 10 to the Consolidated Financial Statements.

Effects of Inflation

Inflation has not had a material impact on the Company’s operations. The Company generally has been able to partially offset the effects of inflation with cost-reduction programs, operating efficiencies, and pricing actions.

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

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risk related to uncertainties to which future earnings or assets and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies. More specifically, the Company is exposed to foreign currency risk in most European countries, principally Germany, France, the United Kingdom, Spain, Italy, and Poland. It is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. In August 2008, the Company entered into a foreign currency forward contract to mitigate the effect of foreign currency exchange rate fluctuations of a certain foreign subsidiary’s debt that is denominated in U.S. dollars. See Note 2 to the Consolidated Financial Statements.

Commodity Price Risk

Lead is the primary material used in the manufacture of batteries, representing approximately 42.0% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate, long-term debt. In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations through February 27, 2011. See Note 2 to the Consolidated Financial Statements.

The following table presents the expected outstanding debt balances and related interest rates, excluding capital lease obligations and lines of credit, under the terms of the Company’s borrowing arrangements in effect at March 31, 2009.

	For the Fiscal Year(s) Ended March 31
						2015 and
						2012 and
	2010	2011	2012	2013	2014	Beyond

10.5% Senior Secured Notes	$290,000	$290,000	$290,000	n/a	n/a	n/a
Fixed Interest Rate	10.5%	10.5%	10.5%	n/a	n/a	n/a
Floating Rate Convertible Senior Subordinated Notes	$60,000	$60,000	$60,000	$60,000	n/a	n/a
Variable Interest Rate(a)	0.0%	0.0%	0.0%	0.0%	n/a	n/a
Senior Secured Credit Facility	$285,131	$282,297	$279,462	n/a	n/a	n/a
Variable Interest Rate on Senior Secured Credit Facility(a)	6.0%	6.0%	6.0%	n/a	n/a	n/a

(a)	Variable components of interest rates based upon market rates at March 31, 2009. See Note 7 to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management has completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and on those criteria, we determined that, as of March 31, 2009, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers, and Corporate Governance

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee financial expert and the Company’s Code of Ethics is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on September 16, 2009 (the “Proxy Statement”).

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

See Index to Consolidated Financial Statements at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 4, 2009.

EXIDE TECHNOLOGIES

By:	/s/ PHILLIP A. DAMASKA
Phillip A. Damaska,
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on June 4, 2009.

By:	/s/ GORDON A. ULSH	By:	/s/ PAUL W. JENNINGS

	Gordon A. Ulsh, President and Chief Executive Officer (principal executive officer)		Paul W. Jennings, Director

By:	/s/ PHILLIP A. DAMASKA	By:	/s/ JOSEPH V. LASH

	Phillip A. Damaska, Executive Vice President and Chief Financial Officer (principal financial officer)		Joseph V. Lash, Director

By:	/s/ LOUIS E. MARTINEZ	By:	/s/ JOHN P. REILLY

	Louis E. Martinez, Vice President, Corporate Controller, and Chief Accounting Officer (principal accounting officer)		John P. Reilly, Chairman of the Board of Directors

By:	/s/ HERBERT F. ASPBURY	By:	/s/ MICHAEL P. RESSNER

	Herbert F. Aspbury, Director		Michael P. Ressner, Director

By:	/s/ MICHAEL R. D’APPOLONIA	By:	/s/ CARROLL R. WETZEL

	Michael R. D’Appolonia, Director		Carroll R. Wetzel, Director

By:	/s/ DAVID S. FERGUSON

David S. Ferguson, Director

INDEX TO EXHIBITS

2.1	Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated March 11, 2004, incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K filed on May 6, 2004.
2.2	Amended Technical Amendment to Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated April 21, 2004, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated May 6, 2004.
2.3	Order confirming the Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors entered April 21, 2004, incorporated by reference to Exhibit 2.3 to the Company’s Report on Form 8-K dated May 6, 2004.
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q dated November 8, 2007.
3.2	Amended and Restated Bylaws of the Company, effective March 26, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated March 31, 2009.
4.1	Warrant Agreement, dated as of May 5, 2004, by and between the Company and American Stock Transfer Trust Company, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A dated May 6, 2004.
4.2	Indenture dated as of March 18, 2005 by and between the Company, certain guarantees, and SunTrust Bank relating to the 10 1/2% Senior Secured Notes due 2013, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 24, 2005.
4.3	Indenture, dated as of March 18, 2005, by and between the Company and SunTrust Bank relating to the Floating Rate Convertible Senior Subordinated Notes due 2013, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated March 24, 2005.
4.4	Copy of Intercreditor Agreement, dated as of March 18, 2005, reflecting changes from First Amendment to Intercreditor Agreement dated as of June 10, 2005 among the Company, the administrative agent under the senior secured credit facility, the trustee for the Company’s two series of notes and the Pension Benefit Guaranty Corporation, incorporated by reference to Exhibit 99.4 to the Company’s Report on Form 8-K dated June 15, 2005.
4.5	Security Agreement between the Company and the Pension Benefit Guaranty Corporation, dated as of June 10, 2005, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K dated June 15, 2005.
4.6	Pledge Agreement between the Company, certain of the Company’s subsidiaries, and the Pension Benefit Guaranty Corporation, dated as of June 10, 2005, incorporated by reference to Exhibit 99.3 to the Company’s Report on Form 8-K dated June 15, 2005.
4.7	Credit Agreement, dated as of May 15, 2007, among Exide Technologies, certain of the Company’s subsidiaries, Exide Global Holding Netherlands C.V., various financial institutions named therein, and Deutsche Bank AG New York Branch as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated May 15, 2007.
4.8	Registration Rights Agreement, dated September 18, 2006, between Exide Technologies, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Associates, L.L.C., Tontine Capital Overseas Master Fund, L.P., Arklow Capital, LLC and Legg Mason Investment Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated September 19, 2006.
4.9	Rights Agreement, dated as of December 6, 2008, by end between the Company and American Stock Transfer Trust Company, LLC, incorporated by reference to Exhibit 4.1 to the Registration Statement in Form 8-A filed by the Company on December 8, 2008.
10.21	North American Supply Agreement, dated December 15, 1999, between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

10.22		Automotive and Industrial Supply Contract, dated July 31, 2001, between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
10.23		Golf Cart Separator Supply Contract, dated July 31, 2001, between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
10.24		Amendment to Supply Contracts, dated July 31, 200,1 between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
10.25		Amendment No. 2 to Supply Contracts dated, July 11, 2002, between Daramic, Inc. and the Company (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment), incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
†10	.30	Form of Indemnity Agreement, dated February 27, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 2, 2006.
†10	.34	2007 Short Term Incentive Plan adopted by the Board of Directors on June 28, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated November 9, 2006.
†10	.36	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated March 27, 2007.
†10	.37	Form of Exide Technologies Employee Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated October 20, 2004.
†10	.38	Form of Exide Technologies Employee Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K dated October 20, 2004.
†10	.39	Form of Non-Employee Director Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated October 20, 2004.
†10	.40	Form of Non-Employee Director Stock Option Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated October 20, 2004.
10.41		Standby Purchase Agreement between Exide Technologies and Tontine Capital Partners, L.P., and Legg Mason Investment Trust, Inc., dated August 28, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 28, 2007.
†10	.42	Exide Technologies’ 2004 Stock Incentive Plan, as amended and restated effective August 22, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q dated November 8, 2007.
†10	.44	Amended and Restated Employment Agreement of Gordon A. Ulsh, dated January 31, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 6, 2008.
†10	.45	Letter dated January 28, 2009, amending the Amended and Restated Employment Agreement of Gordon A. Ulsh, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 2, 2009.
†10	.46	Amendment to Stock Option Award Agreement between Exide Technologies and Gordon A. Ulsh, dated February 18, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated February 20, 2008.
†10	.48	Amendment to Stock Option Award Agreement between Exide Technologies and Edward J. O’Leary, dated February 18, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K dated February 20, 2008.
†10	.49	Amendment to Stock Option Award Agreement between Exide Technologies and Mitchell S. Bregman, dated February 18, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K dated February 20, 2008.

†10	.50	Amendment to Stock Option Award Agreement between Exide Technologies and Phillip A. Damaska, dated February 18, 2008, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K dated February 20, 2008.
†10	.51	Performance Unit Award Agreement, dated as of May 15, 2008, by and between the Company and Gordon A. Ulsh (certain confidential portions have been omitted and filed separately with the SEC pursuant to a request for confidential treatment, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated August 6th, 2008.
*10	.52	Consulting Services Agreement between Exide Technologies and Joel M. Campbell, Dated January 28, 2009
*10	.53	Fiscal 2010 Short Term Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 25, 2009.
10.51		Form of Exide Technologies Employee Performance Unit Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s report on Form 8-K dated December 1, 2005.
14.1		Amended Code of Ethics and Business Conduct, effective March 28, 2006, incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
*21		Subsidiaries of the Company.
*23	.1	Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of Gordon A. Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*32	.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

†	Management contract or compensatory plan or arrangement.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Atlanta, Georgia
June 4, 2009

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands, except per-share data)

NET SALES	$3,322,332	$3,696,671	$2,939,785
COST OF SALES	2,708,664	3,103,481	2,467,009

Gross profit	613,668	593,190	472,776

EXPENSES:
Selling, marketing and advertising	297,032	289,975	270,413
General and administrative	173,990	176,607	173,128
Restructuring	63,271	10,507	24,483
Other expense (income), net	41,264	(39,069)	9,636
Interest expense, net	72,240	85,517	90,020
Loss on early extinguishment of debt	—	21,342	—

	647,797	544,879	567,680

(Loss) income before reorganization items, income taxes, minority interest	(34,129)	48,311	(94,904)
REORGANIZATION ITEMS, NET	2,179	3,822	4,310
INCOME TAX PROVISION	32,173	10,886	5,783
MINORITY INTEREST	1,041	1,544	882

Net (loss) income	$(69,522)	$32,059	$(105,879)

(LOSS) EARNINGS PER SHARE
Basic	$(0.92)	$0.47	$(2.37)

Diluted	$(0.92)	$0.46	$(2.37)

WEIGHTED AVERAGE SHARES
Basic	75,526	68,306	44,604

Diluted	75,526	69,284	44,604

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	March 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$69,505	$90,547
Receivables, net of allowance for doubtful accounts of $28,855 and $33,630	497,841	782,944
Inventories	420,815	583,593
Prepaid expenses and other	17,427	17,829
Deferred financing costs, net	4,890	5,215
Deferred income taxes	33,005	36,853

Total current assets	1,043,483	1,516,981

Property, plant and equipment, net	586,261	649,526

Other assets:
Goodwill	4,022	—
Other intangibles, net	175,311	206,283
Investments in affiliates	2,048	6,523
Deferred financing costs, net	12,134	18,071
Deferred income taxes	51,272	51,238
Other	25,656	42,774

	270,443	324,889

Total assets	$1,900,187	$2,491,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,977	$22,719
Current maturities of long-term debt	5,048	9,875
Accounts payable	261,652	468,240
Accrued expenses	279,447	333,092
Warrants liability	1,143	8,272

Total current liabilities	554,267	842,198
Long-term debt	646,180	683,601
Noncurrent retirement obligations	197,403	212,438
Deferred income tax liability	30,229	44,407
Other noncurrent liabilities	130,041	145,642

Total liabilities	1,558,120	1,928,286

Commitments and contingencies	—	—
Minority interest	15,840	18,772

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 75,499 and 75,278 shares issued and outstanding	755	753
Additional paid-in capital	1,111,001	1,104,939
Accumulated deficit	(787,281)	(717,662)
Accumulated other comprehensive income	1,752	156,308

Total stockholders’ equity	326,227	544,338

Total liabilities and stockholders’ equity	$1,900,187	$2,491,396

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other
				Comprehensive (Loss) Income
		Additional		Defined	Derivatives	Cumulative
	Common	Paid-in	Accumulated	Benefit	Qualifying as	Translation	Comprehensive
	Stock	Capital	Deficit	Plans	Hedges	Adjustment	(Loss) Income
	(In thousands)

Balance at March 31, 2006	$245	$888,647	$(639,655)	$(30,376)	$—	$5,878

Net loss	—	—	(105,879)	—	—	—	$(105,879)
Minimum pension liability adjustment, net of tax of $1,779	—	—	—	22,289	—	—	22,289
Increase from initial adoption of SFAS 158	—	—	—	24,242	—	—	—
Translation adjustment	—	—	—	—	—	44,936	44,936

Comprehensive loss	—	—	—	—	—	—	$(38,654)

Common stock issuance	362	117,385	—	—	—	—
Stock compensation	—	2,449	—	—	—	—

Balance at March 31, 2007	$607	$1,008,481	$(745,534)	$16,155	$—	$50,814

Net income	—	—	32,059	—	—	—	$32,059
Defined benefit plans, net of tax of $12,209	—	—	—	37,560	—	—	37,560
Translation adjustment	—	—	—	—	—	54,293	54,293
Unrealized loss on derivatives, net of tax of $925	—	—	—	—	(2,514)	—	(2,514)

Comprehensive income	—	—	—	—	—	—	$121,398

Cumulative effect of the adoption of Fin 48	—	—	(4,187)	—	—	—
Common stock issuance	146	90,993	—	—	—	—
Stock compensation	—	5,465	—	—	—	—

Balance at March 31, 2008	$753	$1,104,939	$(717,662)	$53,715	$(2,514)	$105,107

Net loss	—	—	(69,522)	—	—	—	$(69,522)
Defined benefit plans, net of tax of $25,385	—	—	—	(74,677)	—	—	(74,677)
Translation adjustment	—	—	—	—	—	(77,424)	(77,424)
Unrealized loss on derivatives, net of tax of $841	—	—	—	—	(2,455)	—	(2,455)

Comprehensive income	—	—	—	—	—	—	$(224,078)

Cumulative effect of the measurement date change provision of FAS 158	—	—	(97)	—	—	—
Common stock issuance	2	366	—	—	—	—
Stock compensation	—	5,696	—	—	—	—

Balance at March 31, 2009	$755	$1,111,001	$(787,281)	$(20,962)	$(4,969)	$27,683

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Cash Flows From Operating Activities:
Net (loss) income	$(69,522)	$32,059	$(105,879)
Adjustments to reconcile net (loss) income to net cash provided by operating activities —
Depreciation and amortization	95,918	101,161	121,016
Unrealized (gain) loss on warrants	(7,129)	2,975	3,234
Net loss (gain) on asset sales/impairments	11,744	(237)	18,622
Deferred income taxes	12,916	(5,435)	(6,350)
Provision for doubtful accounts	8,044	5,974	9,096
Non-cash stock compensation	5,696	5,465	2,449
Reorganization items, net	2,179	3,822	4,310
Minority interest	1,041	1,544	882
Amortization of deferred financing costs	5,034	4,900	3,476
Loss on early extinguishment of debt	—	21,342	—
Currency remeasurement loss (gain)	42,134	(40,782)	(11,635)
Changes in assets and liabilities —
Receivables	162,390	(43,606)	14,635
Inventories	88,739	(113,877)	30,568
Prepaid expenses and other	(1,570)	3,763	13,614
Payables	(155,958)	58,596	(25,389)
Accrued expenses	(14,107)	7,625	(16,149)
Noncurrent liabilities	(67,004)	(46,578)	(53,258)
Other, net	(24)	2,369	(2,065)

Net cash provided by operating activities	120,521	1,080	1,177

Cash Flows From Investing Activities:
Capital expenditures	(108,914)	(56,854)	(51,932)
Proceeds from asset sales, net	7,827	7,057	4,485

Net cash used in investing activities	(101,087)	(49,797)	(47,447)

Cash Flows From Financing Activities:
(Decrease) increase in short-term borrowings	(10,438)	4,699	1,123
Decrease in borrowings under Senior Credit Facility	(2,977)	(13,176)	(27,948)
Common stock issuance	368	91,139	117,747
(Decrease) increase in other debt	(16,394)	6,697	(2,504)
Financing costs and other	—	(31,985)	(832)

Net cash (used in) provided by financing activities	(29,441)	57,374	87,586

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11,035)	5,679	2,734

Net (Decrease) Increase In Cash and Cash Equivalents	(21,042)	14,336	44,050
Cash and Cash Equivalents, Beginning of Period	90,547	76,211	32,161

Cash and Cash Equivalents, End of Period	$69,505	$90,547	$76,211

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for —
Interest	$63,567	$75,234	$78,579
Income taxes (net of refunds)	$16,288	$18,848	$11,125

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

(1)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements include the accounts of Exide Technologies (referred together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

Nature of Operations

The Company is one of the largest manufacturers and marketers of lead acid batteries in the world. The Company manufactures industrial and automotive batteries in North America, Europe, India, and Australia. The Company’s industrial batteries consist of motive power batteries, such as those used in forklift trucks and other electric vehicles, and network power batteries used for back-up power applications, such as those used for telecommunication systems. The Company markets its transportation batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers (“OEM”).

The Company currently has four business segments: Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW. For a discussion of the Company’s segments, see Note 18.

Major Customers and Concentration of Credit

The Company has a number of major end-user customers, retail and OEM, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales during any of the fiscal years presented. The Company does not believe a material part of its business is dependent upon a single customer, the loss of which would have a material long-term impact on the business of the Company. However, the loss of one or more of the Company’s largest customers would most likely have a negative short-term impact on the Company’s results of operations.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currencies. Assets and liabilities of the Company’s foreign subsidiaries and affiliates are translated into U.S. Dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of Statement of Financial Accounting Standards (“SFAS”) No. 52 — “Foreign Currency Translation” are also recorded as a component of accumulated other comprehensive income. All other foreign currency gains and losses are included in other expense (income), net. The Company recognized net foreign currency losses (gains) of $42.1 million, ($40.8) million, and ($11.6) million in fiscal 2009, 2008, and 2007, respectively.

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

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment, identified intangible assets, and goodwill. Long-lived assets (other than indefinite lived intangible assets and goodwill) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets and goodwill are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of indefinite-lived intangible assets and goodwill is based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net (Loss) Earnings Per Share

The Company computes basic (loss) earnings per share in accordance with SFAS 128, “Earnings Per Share” by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the Company’s Floating Rate Convertible Senior Subordinated Notes, if dilutive. The potential dilutive effect of the assumed conversion of convertible debt is determined using the if-converted method, and considers both the impact of incremented common shares after an assumed conversion, and the related addition to net income of the after-tax interest recognized during the period on the convertible debt. Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic (loss) earnings per share.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 FASB issued Staff Position (“FSP”) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 on April 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. For further information, see Notes 16 and 17. The Company will assess the effect of adopting SFAS 157 for non-financial assets, but at this time, no material effect is expected.

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

In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations through February 27, 2011. The rate is currently fixed at 3.35% per annum, and at August 17, 2009, will change to 3.33%

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per annum through the remainder of the agreement. The interest rate swap is designated as a cash-flow hedging instrument.

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

The following tables set forth information on the presentation of these derivative instruments in the Company’s Consolidated Financial Statements in accordance with SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”:

		Fair Value As of
		March 31,	March 31,
	Balance Sheet	2009	2008
		(In thousands)

Asset Derivative:
Foreign Exchange Contract(a)	Other noncurrent assets	$4,962	$—
Liability Derivative:
Interest Rate Swap Contract(b)	Other noncurrent liabilities	7,461	3,506

		For the Fiscal Year Ended
		March 31,	March 31,	March 31,
	Statement of Operations	2009	2008	2007
		(In thousands)

Foreign Currency Contract(a)
Gain recorded in Statement of Operations	Other (income) expense, net	$4,962	$—	$—
Interest Rate Swap Contract(b)
Unrealized loss recorded in OCI	n/a	(3,295)	(3,439)	—
Realized loss recorded in Statement of Operations	Interest expense, net	(2,941)	(67)	—

(a)	Not designated as a hedging instrument under SFAS 133

(b)	Designated as a cash flow hedging instrument under SFAS 133 Approximately $3.6 million is expected to be reclassified from OCI to interest expense during fiscal 2010.

For additional discussion on basis used to measure fair value for these financial instruments, see Note 17.

(3)	ACCOUNTING FOR INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company completed its most recent annual impairment assessment of intangible assets (as required under SFAS 142) effective March 31, 2009, utilizing its business plan as the basis for development of cash flows and an estimate of fair values. No adjustment of carrying values was deemed necessary.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames	Tradenames
	(not Subject to	(Subject to	Customer
	Amortization)	Amortization)	Relationships	Technology	Total
	(In thousands)

As of March 31, 2009
Gross Amount	$58,134	$13,223	$109,690	$28,544	$209,591
Accumulated Amortization	—	(5,134)	(22,569)	(6,577)	(34,280)

Net	$58,134	$8,089	$87,121	$21,967	$175,311

As of March 31, 2008
Gross Amount	$67,089	$15,260	$126,529	$28,323	$237,201
Accumulated Amortization	—	(4,720)	(20,696)	(5,502)	(30,918)

Net	$67,089	$10,540	$105,833	$22,821	$206,283

Amortization of intangible assets for fiscal year 2009 and 2008 was $7.9 million and $7.4 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8 million to $9 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

Goodwill

In the fourth quarter of fiscal 2009, the Company purchased shares not already owned in a majority-owned subsidiary, and accounted for this transaction in accordance with SFAS 141 “Business Combinations.” The purchase price of the additional shares amounted to approximately $4.9 million. Of this amount, approximately $4.2 million could not be attributed to the fair values of specific purchased tangible assets or identifiable intangible assets, and has been recorded as goodwill. The goodwill has been recorded in the Company’s Transportation Europe and ROW business segment, and is assessed at least annually for potential impairment (in accordance with SFAS 142).

(4)	INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31,	March 31,
	2009	2008
	(In thousands)

Raw materials	$61,681	$71,779
Work-in-process	87,986	115,840
Finished goods	271,148	395,974

	$420,815	$583,593

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	March 31,
	2009	2008
	(In thousands)

Land	$56,532	$64,247
Buildings and improvements	211,662	251,871
Machinery and equipment	762,216	725,878
Construction in progress	52,113	17,624

	1,082,523	1,059,620
Less — Accumulated depreciation	496,262	410,094

Property, plant and equipment, net	$586,261	$649,526

Depreciation expense was $86.2 million, $92.3 million, and $108.7 million, for fiscal 2009, 2008 and 2007, respectively.

(6)	OTHER ASSETS

Other assets consist of:

	March 31,	March 31,
	2009	2008
	(In thousands)

Deposits(a)	$9,265	$12,631
Capitalized software, net	4,017	3,711
Loan to affiliate	1,005	1,811
Retirement plans	1,341	17,391
Financial instruments	4,962	—
Other	5,066	7,230

	$25,656	$42,774

(a)	Deposits principally represent amounts held by the beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.

(7)	DEBT

At March 31, 2009 and 2008, short-term borrowings of $7.0 million and $22.7 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.8% and 6.2% at March 31, 2009 and 2008, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total long-term debt at March 31, 2009 and 2008 comprised the following:

	March 31,	March 31,
	2009	2008
	(In thousands)

Senior Secured Credit Facility	$285,035	$306,395
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	16,193	37,081

Total	651,228	693,476
Less-current maturities	5,048	9,875

Total Long-Term Debt	$646,180	$683,601

Total debt at March 31, 2009 and 2008 was $658.2 million and $716.2 million., respectively

In May 2007, the Company entered into a $495.0 million senior secured credit agreement (“Credit Agreement”). The Credit Agreement consists of a $200.0 million asset based revolving senior secured credit facility (the “Revolving Loan Facility”) and a $295.0 million senior secured term loan facility (the “Term Loan”). The weighted average interest rate on the Credit Agreement at March 31, 2009 and March 31, 2008 was 3.9% and 6.7% respectively. The Credit Agreement has no financial maintenance covenants.

The Revolving Loan

Borrowings under the Revolving Loan Facility bear interest at a rate equal to the London Interbank Offered Rate, or LIBOR, plus 1.50%. The applicable spread on the Revolving Loan Facility will be subject to change and may increase or decrease in accordance with a leverage-based pricing grid. The Revolving Loan Facility includes a letter of credit sub-facility of $75.0 million and an accordion feature that allows the Company to increase the facility size up to $250.0 million if it can obtain commitments from existing or new lenders for the incremental amount. The Revolving Loan Facility will mature in May 2012, but is prepayable at any time at par.

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

Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2009 and March 31, 2008 was 0.0% and 1.3%, respectively. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2009, the Company was in compliance with covenants contained in the Credit Agreement and Indenture agreements that cover the Senior Secured Notes and Floating Rate Convertible Senior Subordinated Notes.

The Company’s variable rate debt at March 31, 2009 and 2008 was $354.9 million and $392.2 million, respectively. As discussed in Note 2, in February 2008, the Company entered into an interest rate swap agreement to fix the variable interest component of $200.0 million of its floating rate long-term obligations at a rate of 3.33%.

Annual principal payments required under long-term debt obligations at March 31, 2009 are as follows:

Amount
(In thousands)

2010	2,835
2011	2,835
2012	2,835
2013	569,462
2014	60,000
2015 and beyond	n/a

Total	$637,967

See note 11 for principal payments required under capital lease obligations, which are not shown above.

(8)	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

In the U.S., the Company has a noncontributory defined benefit pension plan that covers substantially all hourly and salaried employees. In Europe and ROW, the Company sponsors several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon underlying assumptions established by the Company in consultation with its actuaries. In most cases, the defined benefit plans are not funded. The Company has frozen the benefit accruals for certain salaried and hourly employees.

The Company also has defined contribution plans in North America, Europe, and ROW with related expense of $16.3 million, $11.3 million, and $6.8 million, for fiscal 2009, 2008 and 2007, respectively.

The Company provides certain retiree health care and life insurance benefits to a limited number of employees. The Company accrues the estimated cost of providing post-retirement benefits during the employees’ applicable years of service.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2009 and 2008:

Pension Benefits:

	Fiscal Year Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$643,173	$665,058
Adjustment due to adoption of FAS 158 measurement date provisions Service cost and interest cost during gap period	4,895	—
Gap period benefit payments from plan, employee contributions, expenses, taxes and premiums paid	(4,784)	—
Service cost	3,935	5,401
Interest cost	36,816	36,310
Actuarial gain	(46,914)	(59,979)
Plan participants’ contributions	722	1,272
Benefits paid	(42,569)	(33,648)
Currency translation	(70,211)	32,059
Settlements and other	(9,843)	(3,300)

Benefit obligation at end of period	$515,220	$643,173

Change in plan assets:
Fair value of plan assets at beginning of period	$450,513	$408,882
Adjustment due to adoption of FAS 158 measurement date provisions	(4,784)	—
Actual return on plan assets	(100,259)	15,933
Employer contributions	77,082	56,650
Plan participants’ contributions	722	1,272
Benefits paid	(42,569)	(33,648)
Currency translation	(45,627)	4,888
Settlements and other	(7,560)	(3,464)

Fair value of plan assets at end of period	$327,518	$450,513

Reconciliation of funded status:
Benefit obligation at end of period	$515,220	$643,173
Fair value of plan assets at end of period	327,518	450,513

	(187,702)	(192,660)
Contributions after measurement date	—	7,647

Funded status	$(187,702)	$(185,013)

Amounts recognized in Statement of Financial Position:
Noncurrent other assets	$1,341	$17,390
Accrued expenses	(8,792)	(10,486)
Noncurrent retirement obligations	(180,251)	(191,917)

Net amount recognized at end of period	$(187,702)	$(185,013)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$196	$289
Net actuarial loss (gain)	39,463	(62,107)

Net amount recognized in accumulated other comprehensive loss (income):	$39,659	$(61,818)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Post-Retirement Benefits:

	Fiscal Year Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$23,036	$27,051
Adjustment due to adoption of FAS 158 measurement date provisions	250	—
Service cost	185	203
Interest cost	1,314	1,420
Actuarial (gain) loss	(1,745)	20
Plan participants’ contributions	154	141
Benefits paid	(2,816)	(2,384)
Plan amendments	—	(4,213)
Premiums paid	(37)	—
Medical subsidies received	91	—
Currency translation	(1,189)	798

Benefit obligation at end of period	$19,243	$23,036

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	2,608	2,243
Plan participants’ contributions	154	141
Benefits paid	(2,816)	(2,384)
Premiums paid	(37)	—
Medical subsidies received	91	—

Fair value of plan assets at end of period	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$19,243	$23,036
Fair value of plan assets at end of period	—	—

	(19,243)	(23,036)
Contributions after measurement date	—	320

Funded status	$(19,243)	$(22,716)

Amounts recognized in statement of financial position:
Accrued expenses	$(2,090)	$(2,195)
Noncurrent retirement obligations	(17,153)	(20,521)

Net amount recognized at end of period	$(19,243)	$(22,716)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service credit	$(3,732)	$(4,213)
Net actuarial loss	1,864	3,760

Net amount recognized in accumulated other comprehensive income:	$(1,868)	$(453)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure Assumptions:

			Other Post-
	Pension Benefits		Retirement Benefits
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Weighted-average assumptions as of:
Discount rate	7.1%	6.4%	7.5%	6.2%
Rate of compensation increase	3.5%	3.8%	n/a	n/a

Expense Assumptions:

			Other Post-
	Pension Benefits		Retirement Benefits
	FY 2010	FY 2009	FY 2010	FY 2009
	Expense	Expense	Expense	Expense

Weighted-average assumptions for:
Discount rate	6.4%	6.4%	6.2%	6.2%
Expected return on plan assets	7.0%	6.9%	n/a	n/a
Rate of compensation increase	3.8%	3.8%	n/a	n/a

For fiscal year 2009 pension benefit expense, the Company assumed an expected weighted average return on plan assets of 6.9%. In developing this rate assumption, the Company evaluated input from third-party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

For other post-retirement benefit measurement purposes, an annual rate of 8.5% and 9.0% increase in the per capita cost of covered health care benefits was assumed for 2009 and 2008, respectively. The rate was assumed to decrease gradually to 5.1% over seven and eight years for 2009 and 2008, and remain at that level thereafter.

The following tables set forth the plans’ expenses recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$3,935	$5,401	$9,164
Interest cost	36,816	36,310	33,949
Expected return on plan assets	(30,061)	(29,525)	(24,923)
Amortization of: Prior service cost	21	21	19
Actuarial gain	(2,417)	(1,515)	(1,210)

Net periodic benefit cost	$8,294	$10,692	$16,999

(a)	Excludes the impact of settlement net (gains) losses of ($0.2) million and $0.1 million, in fiscal 2009 and fiscal 2008, respectively and curtailment net (gain) losses of ($2.2) million, $0.2 million, in fiscal 2009 and fiscal 2008, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	$1.1 million of expense will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2010 relating to the Company’s pension plans.

	Other Post-Retirement Benefits
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$185	$203	$167
Interest cost	1,314	1,420	1,487
Amortization of: Prior service cost	(385)	—	—
Amortization of actuarial loss	135	19	84

Net periodic benefit cost	$1,249	$1,642	$1,738

(a)	$0.3 million of income will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2010 relating to the Company’s other post retirement benefit plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $405.6 million, $401.2 million and $216.5 million, respectively, as of March 31, 2009 and $483.2 million, $476.7 million and $273.6 million, respectively, as of March 31, 2008.

The accumulated benefit obligation for the Company’s pension plans was $505.2 million as of March 31, 2009. Expected future benefit payments are as follows:

		Other Post-
		Retirement Gross
	Pension	Expected Benefit
Fiscal Year	Benefits	Payments
	(In thousands)

2010	$36,572	$1,970
2011	33,607	1,993
2012	34,519	1,966
2013	35,466	1,842
2014	36,927	1,773
2015 to 2019	199,284	8,249

The asset allocation for the Company’s pension plans at March 31, 2009, and the long-term target allocation, by asset category, are as follows:

	Target
	Allocation	Percentage of Plan Assets at Year End
Asset Category	2010	2009	2008

Equity securities	59%	53%	61%
Fixed income securities	40%	43%	36%
Real estate and other	1%	1%	1%
Cash	—	3%	2%

Total	100%	100%	100%

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

The estimated fiscal 2010 pension plan contributions are $14.9 million and other post-retirement contributions are $2.0 million. Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements.

The Company expects its cumulative minimum future cash contributions to its U.S. pension plans will total approximately $102 million to $133 million from fiscal 2011 to fiscal 2014. The Company prefunded required contributions for fiscal 2010 of $23 million during fiscal 2009.

The Company expects that cumulative contributions to its non U.S. pension plans will total approximately $80 million from fiscal 2010 to fiscal 2014, including $15 million in fiscal 2010. In addition, the Company expects that cumulative contributions to its other post retirement benefit plans will total approximately $10 million from fiscal 2010 to fiscal 2014, including $2 million in fiscal 2010.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$197	$160
Effect on the postretirement benefit obligation	$1,576	$1,355

As required by SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, the Company eliminated the alternative of a non-fiscal year measurement date for its U.S. plans. Starting from fiscal year 2009, all plans are on a fiscal year-end measurement date. FAS 158 gives employers two methods for changing their measurement dates, the “remeasurement method” and the “15-month method.” In transitioning the measurement date for its U.S. plans to a fiscal year-end measurement date as of March 31, 2009, the Company selected the second approach as provided in SFAS 158. Adjustments to retained earnings from applying the measurement date revision are as follows:

		Other Post-
	Pension Benefits	Retirement	Total
	(In thousands)

Adjustment to retained earnings:
Service cost	$(90)	$—	$(90)
Interest cost	(4,806)	(250)	(5,056)
Expected return on asset	4,985	—	4,985
Amortization of past service cost	—	96	96
Amortization of acturial loss	—	(33)	(33)

Total adjustment to retained earnings	$89	$(187)	$(98)

(9)	STOCK BASED COMPENSATION PLANS

The Company accounts for stock based compensation in accordance with SFAS 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments. The fair values of stock awards are determined

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using an estimated expected life. The Company recognizes compensation expense on a straight-line basis over the period the award is earned by the employee.

The Company’s stock incentive plan provides incentives and awards to employees and directors of the Company as well as certain consultants. Under the plan, all employees are eligible to receive awards. The plan permits the granting of stock options, restricted stock, restricted stock units, and performance awards. The maximum number of shares that the Company may issue is 7.1 million for all awards, but not more than 1.9 million shares as restricted stock or restricted stock units.

Under the terms of the plan, stock options are generally subject to a three-year vesting schedule, and generally expire 10 years from the option grant date. Restricted stock and restricted stock units are generally subject to a five-year vesting schedule. In addition, as part of their annual compensation, each non-employee member of the Company’s Board of Directors receives stock options as well as restricted stock and restricted stock units. These awards are generally 100% vested one year after the grant date, but restricted stock units are generally not deliverable until the director has completed his or her service on the board. The vesting schedules for the awards are subject to certain change in control provisions, including full vesting if an employee is terminated within 12 months of a change in control.

Total compensation cost related to stock compensation plans was $5.7 million and $5.5 million for fiscal 2009 and 2008, respectively. As of March 31, 2009, total compensation cost related to non-vested awards not yet recognized in the Company’s Consolidated Financial Statements was $13.9 million, which is expected to be recognized over a weighted average period of 1.9 years.

Stock Option Awards

The fair value of each option grant is estimated using the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The following table includes information about the weighted-average fair values of options:

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007

Weighted average fair value	$9.77	$3.99	$3.66
Expected volatility	67.0% to 67.7%	53% to 57%	64% to 77%
Risk-free interest rates	3.3% to 3.8%	4.4% to 5%	4.5% to 4.9%
Expected term of options	6.5 years	5.5 to 6.5 years	5.5 to 6.5 years

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of stock option activity:

			Weighted Average
	Number of	Weighted Average	Remaining
	Stock Options	Exercise Price	Contractual Life
	(In thousands)

Shares under option:
Outstanding at March 31, 2006	1,320	$8.83	9.3 years

Granted	2,140	$4.89
Forfeited	(307)	$7.84

Outstanding at March 31, 2007	3,153	$6.25	9.2 years

Granted	77	$7.39
Forfeited	(110)	$6.96
Exercised	(38)	$9.57

Outstanding at March 31, 2008	3,082	$6.28	8.2 years

Granted	742	$14.99
Forfeited	(222)	$8.80
Exercised	(106)	$9.52

Outstanding at March 31, 2009	3,496	$8.00	7.6 years

Vested and Exercisable at:
March 31, 2009	2,246	$6.57	7.0 years
March 31, 2008	1,521	$7.10	7.9 years
March 31, 2007	482	$9.53	8.2 years

Restricted Stock Awards

During the fiscal years ended March 31, 2009, 2008, and 2007, 0.2 million, 0.1 million, and 1.1 million shares of restricted stock and/or restricted stock units, respectively, were approved to be granted to certain eligible employees.

Restricted stock transactions during the fiscal year ended March 31, 2009 were as follows:

	Number of	Weighted-Average
	Shares	Fair Value
	(In thousands)

Outstanding (non-vested) at March 31, 2008	1,053	$6.14

Granted	247	$14.01
Vested	(314)	$6.08
Forfeited	(89)	$7.17

Outstanding (non-vested) at March 31, 2009	897	$8.22

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	INCOME TAXES

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of income/(loss) before income taxes and minority interest, and the provision for income taxes are as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Income/(loss) before income taxes and minority interest:
U.S.	$31,084	$58,570	$(30,210)
Foreign	(67,392)	(14,081)	(69,004)

	$(36,308)	$44,489	$(99,214)

Income tax provision:
Current
U.S.	$2,364	$1,093	$191
Foreign	16,893	15,228	11,942

	19,257	16,321	12,133

Deferred
U.S.	9,665	(24,967)	—
Foreign	3,251	19,532	(6,350)

	12,916	(5,435)	(6,350)

Total provision	$32,173	$10,886	$5,783

Major differences between the federal statutory rate and the effective tax rate are as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
		(In thousands)

Federal statutory rate	35.0%	35.0%	35.0%
Thin cap disallowance	—	0.5	(11.3)
Dividend income	2.9	1.9	(0.1)
Change in tax rate	0.4	31.4	1.0
Increase in uncertain tax positions	3.5	2.5	—
Local tax provision	(13.7)	12.0	0.1
Change in valuation allowances	(162.3)	(19.2)	(46.9)
Revaluation of warrants	6.9	2.3	(1.1)
Rate differences on foreign subsidiaries	41.4	(46.4)	17.2
Refund of previously paid taxes	—	—	3.9
Other, net	(2.7)	4.5	(3.6)

Effective tax rate	(88.6)%	24.5%	(5.8)%

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31,	March 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Operating loss and tax credit carry-forwards	$237,013	$273,726
Compensation reserves	55,426	39,288
Environmental reserves	11,777	12,504
Warranty	9,206	14,282
Purchase commitments	1,113	2,494
Other	48,152	22,001
Valuation allowance	(203,895)	(184,640)

	158,792	179,655

Deferred tax liabilities:
Property, plant and equipment	(52,643)	(61,496)
Foreign Exchange	(5,020)	(21,635)
Intangible assets	(47,081)	(52,840)

	(104,744)	(135,971)

Net deferred tax assets	$54,048	$43,684

The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31,	March 31,
	2009	2008
	(In thousands)

Current asset	$33,005	$36,853
Noncurrent asset	51,272	51,238
Noncurrent liability	(30,229)	(44,407)

	$54,048	$43,684

As of March 31, 2009 the Company has net operating loss carry-forwards (“NOLs”) for U.S. and state income tax purposes of $91.2 million. These loss carry-forwards will expire in years 2010 through 2027. The Company determined that a Sec. 382 ownership change occurred during the fiscal year ending March 31, 2007 related to the September 2007 rights offering. IRC Sec. 382 places annual limits on the amount of the Company’s U.S. and state NOLs that may be used to offset future taxable income. The Company has calculated its annual Sec. 382 limitation on U.S. and state losses incurred prior to September 15, 2006 to approximate $5.0 million over the next nineteen years.

At March 31, 2009, certain of the Company’s foreign subsidiaries have NOLs for income tax purposes of approximately $926.6 million, of which approximately $195.3 million expire in fiscal years 2010 through 2023. The remaining NOLs are available for carry-forward indefinitely.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation allowances have been recognized in certain foreign tax jurisdictions to reduce the deferred tax assets for NOLs and temporary differences for which it is more likely than not that the related tax benefits will not be realized. In other jurisdictions (primarily the U.S. and Germany ), the Company’s net deferred tax assets include NOLs and temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. The Company has implemented certain tax planning strategies in prior years to utilize a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining deferred tax assets.

As of March 31, 2009, the Company had not provided for withholding or U.S. Federal income taxes on current year undistributed earnings of certain other foreign subsidiaries since such earnings are expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards. As of March 31, 2009 and 2008, the Company had approximately $127.6 million and $120.5 million, respectively, of undistributed earnings in its foreign subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2006.

With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2003. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	March 31,	March 31,
	2009	2008

Beginning of year	$83,336	$63,150
Increases for tax positions taken during current period	8,397	10,659
Decreases for tax positions taken during prior year	(5,426)	—
(Decreases) Increases for currency fluctuation on tax positions	(9,911)	9,527
Decreases for settlements with taxing authorities	(1,233)	—
Decreases for the lapse of the applicable statute of limitations	(4,619)	—

End of year	$70,544	$83,336

The amount, if recognized, that would affect the Company’s effective tax rate at March 31, 2009 and March 31, 2008 is $22.2 million and $26.6 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2009 and March 31, 2008 are $11.7 million and $7.3 million of tax benefits, respectively, that if recognized, would result in a decrease to long term intangibles recorded in fresh start accounting.

The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At March 31, 2009 and March 31, 2008, before any tax benefits, the Company had $4.3 million and $3.7 million , respectively, of accrued interest and penalties on unrecognized tax benefits.

During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded uncertain tax benefits will occur in the next

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

twelve months. The removal of these uncertain tax benefits would affect the Company’s effective tax rate by $0.4 million.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 20, 2009, the Company made its nineteenth distribution of new common stock and warrants for disputed general unsecured claims. Based on information available as of May 29, 2009, approximately 11.3% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.

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

As previously reported, in June 2005 two former stockholders, Aviva Partners LLC and Robert Jarman filed purported class action lawsuits against the Company and certain of its current and former officers alleging violations of certain federal securities laws in the United States District Court for the District of New

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jersey (the “Court”). United States District Judge Mary L. Cooper consolidated the Aviva Partners and Jarman cases under the Aviva Partners v. Exide Technologies, Inc. caption.

The Company and plaintiffs’ Court-appointed representatives (the “Lead Plaintiffs”) reached an agreement in principle to settle this litigation (the “Proposed Settlement”). Any payment under the Proposed Settlement would be made by the Company’s insurers and would have no material impact on the Company’s financial statements or results of operations.

The Proposed Settlement was approved by the Board of Trustees of co-Lead Plaintiff Alaska Hotel and Restaurant Employees Pension Trust Fund, and thereafter the Company and Lead Plaintiffs negotiated a definitive agreement (the “Settlement Agreement”). The Court issued its Order Preliminarily Approving Settlement and Providing for Notice on April 13, 2009. Notice has been given to prospective class members. The Company’s insurer has paid the full $13.7 million settlement required pursuant to the Proposed Settlement into an escrow account pending final approval of the Proposed Settlement by the Court. The Court’s final approval hearing is currently scheduled for June 23, 2009. Subject to final approval of the Proposed Settlement by the Court this litigation will be dismissed in its entirety, with prejudice. Under the terms of the Proposed Settlement, the Company and the former officers continue to deny the allegations in Plaintiffs’ complaints.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates made. At this time, the Company cannot determine from available information the extent of additional cleanup which will occur, or the amount of any cleanup costs that may finally be incurred.

The Company has received a number of notices of violation issued by the South Coast Air Quality Management District (“SCAQMD”) for alleged violations of the Rule 1420 emission standards at its Vernon, California recycling facility. In an effort to resolve these notices of violation, the Company is negotiating a settlement agreement with SCAQMD that the Company currently believes will include monetary sanctions of approximately $0.2 million. The settlement would also include an agreement to enter into a stipulated Order of Abatement to perform certain pollution control projects and activities.

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2009 and March 31, 2008, the amount of such reserves on the Company’s Consolidated Balance Sheets was approximately $33.8 million and $39.1 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.

The sites that currently have the largest reserves include the following:

Tampa, Florida

The Tampa site is a former secondary lead recycling plant, lead oxide production facility, and sheet lead-rolling mill that operated from 1943 to 1989. Under a RCRA Part B Closure Permit and a Consent Decree with the State of Florida, Exide is required to investigate and remediate certain historic environmental impacts to the site. Cost estimates for remediation (closure and post-closure) are expected to range from $12.5 million to $20.5 million depending on final State of Florida requirements. The remediation activities are expected to occur over the course of several years.

Columbus, Georgia

The Columbus site is a former secondary lead recycling plant that was mothballed in 1999, which is part of a larger facility that includes an operating lead acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated at $6.0 million to $9.0 million.

Guarantees

At March 31, 2009, the Company had outstanding letters of credit with a face value of $56.6 million and surety bonds with a face value of $4.4 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at March 31, 2009, pursuant to the terms of the agreement, totaled approximately $4.3 million.

Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2009, bank guarantees with a face value of $14.1 million were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in the Company’s sales returns and allowances liability (in thousands):

Balance at March 31, 2008	$57,757
Accrual for sales returns and allowances	43,747
Settlements made (in cash or credit) and currency translation	(61,783)

Balance at March 31, 2009	$39,721

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2009, are:

Fiscal Year	Operating	Capital
	(In thousands)

2010	23,916	2,867
2011	16,957	2,619
2012	11,130	2,499
2013	6,876	2,264
2014	3,719	1,774
Thereafter	4,126	1,428

Total minimum payments	$66,724	13,451

Less — Interest on capital leases		1,846

Total principal payable on capital leases (included in Long-term debt)		$11,605

Rent expense amounted to $52.7 million, $55.9 million, and $55.6 million, for the fiscal years ended March 31, 2009, 2008, and 2007, respectively.

(12)	RESTRUCTURING

During fiscal 2009, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

During the year ended March 31, 2009, the Company recognized restructuring charges of $63.3 million, representing $57.5 million for severance and $5.8 million for related closure costs. These charges resulted from actions completed during fiscal 2009, which related to continued consolidation efforts in the Transportation Europe and ROW segment, corporate, and the Industrial Energy Europe and ROW segment.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 1,138 positions have been eliminated in connection with the fiscal 2009 restructuring activities. The following is a summary of restructuring reserve movements:

		Closure
	Severance	Costs	Total
	(In thousands)

Balance, March 31, 2006	$6,773	$3,025	$9,798
Charges	15,056	9,427	24,483
Payments and Currency Translation	(19,969)	(8,649)	(28,618)

Balance, March 31, 2007	1,860	3,803	5,663
Charges	4,530	5,977	10,507
Payments and Currency Translation	(4,602)	(6,498)	(11,100)

Balance, March 31, 2008	1,788	3,282	5,070
Charges	57,508	5,763	63,271
Payments and Currency Translation	(21,496)	(4,427)	(25,923)

Balance, March 31, 2009	$37,800	$4,618	$42,418

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

(13)	EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share for the fiscal years ended March 31, 2009, 2008, and 2007 are summarized as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Net (loss) income	$(64,880)	$32,059	$(105,879)
Basic weighted average shares outstanding	75,526	68,306	44,604

Effect of dilutive securities:
Employee stock options	—	678	—
Employee restricted stock awards (non-vested)	—	300	—

	—	978	—

Diluted weighted average shares outstanding	75,526	69,284	44,604

Basic (loss) earnings per share:	$(0.86)	$0.47	$(2.37)

Diluted (loss) earnings per share:	$(0.86)	$0.46	$(2.37)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009, 2008, and 2007, certain potentially dilutive outstanding shares were excluded from the diluted (loss) earnings per share calculations because their effect would be antidilutive:

	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Shares associated with convertible debt (assumed conversion)	3,697	3,697	3,584
Employee stock options	3,496	453	3,153
Restricted stock awards	897	—	1,268
Warrants	6,725	6,725	6,621

Total	14,815	10,875	14,626

(14)	INTEREST EXPENSE, NET

Interest income of $2.4 million, $1.8 million, and $1.6 million, is included in interest expense, net for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

(15)	OTHER EXPENSE (INCOME), NET

Other expense (income), net consist of:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Net loss (gain) on asset sales/impairments	$11,744	$(238)	$18,622
Equity income	(1,190)	(481)	(1,256)
Currency remeasurement loss (gain)	42,134	(40,782)	(11,635)
(Gain) loss on revaluation of warrants(a)	(7,129)	2,975	3,234
Other	(4,295)	(543)	671

	$41,264	$(39,069)	$9,636

(a)	The warrants entitle the holders to purchase up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. In accordance with Emerging Issues Task Force abstract (“EITF”) 00-19 and Statement of Financial Accounting Standards 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” the warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses available market information and appropriate methodologies to estimate the fair value of its financial instruments. Considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations are as follows:

	March 31, 2009		March 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Senior Secured Credit Facility	$287,966	$195,817	$309,514	$275,467
Senior Secured Notes due 2013	290,000	174,000	290,000	271,150
Convertible Senior Subordinated Notes due 2013	60,000	17,475	60,000	55,440

The fair value of financial instruments required to be measured at fair value has been estimated in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), and is discussed in Note 17.

(17)	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 on April 1, 2008. This statement, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 establishes a three-tier hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2 — Inputs other than quoted prices in active markets that are observable either directly or indirectly, and

•	Level 3 — Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.

The following table represents our financial assets (liabilities) that are measured at fair value on a recurring basis as of March 31, 2009 and 2008, and the basis for that measurement:

			Significant
		Quoted Price in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

March 31, 2009:
Interest rate swap agreement	$(7,461)	—	$(7,461)	—
Foreign currency forward contract	4,962	—	4,962	—
March 31, 2008:
Interest rate swap agreement	$(3,506)	—	$(3,506)	—

The fair value of the interest rate swap agreement is based on observable prices as quoted for receiving the variable LIBOR rate, and paying fixed interest rates and, therefore, was classified as Level 2. The fair value of the foreign currency forward contract was based upon current quoted market prices and is classified as Level 2 based on the nature of the underlying market in which this derivative is traded. For additional discussion of the Company’s derivative instruments and hedging activities, see Note 2.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is a global producer and recycler of lead acid batteries. The Company’s four business segments provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.

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

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Fiscal Year Ended March 31, 2009
	Transportation		Industrial
		Europe		Europe
		and		and
	Americas	ROW	Americas	ROW	Other(a)	Consolidated
	(In thousands)

Net sales	$1,136,631	$908,085	$287,120	$990,496	$—	$3,322,332
Gross profit	215,051	100,394	79,894	218,329	—	613,668
Income (loss) before reorganization items, income taxes, and minority interest	82,720	(62,198)	41,205	52,833	(148,689)	(34,129)
Depreciation and amortization	30,194	24,634	9,379	24,726	6,985	95,918
Restructuring expenses	3,427	44,178	130	14,612	924	63,271

	For the Fiscal Year Ended March 31, 2008
	Transportation		Industrial
		Europe		Europe
		and		and
	Americas	ROW	Americas	ROW	Other(a)	Consolidated
	(In thousands)

Net sales	$1,126,388	$1,156,007	$301,562	$1,112,714	$—	$3,696,671
Gross profit	209,395	146,565	77,561	162,063	(2,394)	593,190
Income (loss) before reorganization items, income taxes, and minority interest	78,886	30,265	38,033	17,903	(116,776)	48,311
Depreciation and amortization	29,930	27,597	8,876	28,714	6,044	101,161
Restructuring expenses	2,185	4,714	1,115	1,990	503	10,507

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended March 31, 2007
	Transportation		Industrial
		Europe		Europe
		and		and
	Americas	ROW	Americas	ROW	Other(a)	Consolidated
	(In thousands)

Net sales	$930,334	$832,219	$270,479	$906,753	$—	$2,939,785
Gross profit	165,689	93,382	60,178	153,527	—	472,776
Income (loss) before reorganization items, income taxes, and minority interest	33,134	(20,420)	21,975	8,278	(137,871)	(94,904)
Depreciation and amortization	30,727	32,895	10,102	35,962	11,330	121,016
Restructuring expenses	8,604	7,539	716	7,287	337	24,483

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain, and (gain) loss on revaluation of warrants. In fiscal 2008, other also includes a $21.3 million loss on early extinguishment of debt and $2.4 million for environmental remediation costs for a previously closed facility.

Geographic information is as follows:

	Revenues from External Customers
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

United States	$1,293,326	$1,527,222	$1,296,833
France	242,565	324,747	224,219
Germany	423,741	509,967	376,142
Italy	209,287	265,244	197,449
Spain	260,822	317,401	244,072
Poland	125,384	153,133	99,251
Other	767,207	598,957	501,819

Total	$3,322,332	$3,696,671	$2,939,785

	Long-Lived Assets
	March 31,	March 31,
	2009	2008
	(In thousands)

United States	$252,406	$240,998
France	31,759	46,793
Germany	68,201	76,307
Italy	54,363	60,488
Spain	79,407	94,416
Poland	14,905	20,707
Other	85,220	109,817

Total	$586,261	$649,526

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations:

	For the Fiscal Year Ended March 31, 2009
	First	Second	Third	Fourth
	(In thousands, except per share data)

Net sales	$971,275	$914,174	$782,602	$654,281
Gross profit	169,480	161,884	162,015	120,289
Net (loss) income	$(10,311)	$(10,236)	$15,427	(64,402)
(Loss) earnings per share:
Basic and Diluted	$(0.14)	$(0.14)	$0.20	$(0.85)

	For the Fiscal Year Ended March 31, 2008
	First	Second	Third	Fourth
	(In thousands, except per share data)

Net sales	$762,387	$861,942	$1,042,047	$1,030,295
Gross profit	118,669	130,348	165,833	178,340
Net (loss) income	$(35,682)	$(14,829)	$19,309	$63,261
(Loss) earnings per share:
Basic	$(0.58)	$(0.24)	$0.26	$0.84
Diluted	$(0.58)	$(0.24)	$0.25	$0.80

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Schedule II

	Balance at	Additions	Deductions/		Balance
	Beginning of	Charged to	Charge-	Currency	at End of
	Period	Expense	offs	Translation	Period
	(In thousands)

Allowance for Doubtful Accounts
Fiscal year ended:
March 31, 2007	$21,637	9,096	(4,023)	1,914	$28,624

March 31, 2008	$28,624	5,974	(5,723)	4,755	$33,630

March 31, 2009	$33,630	8,044	(7,310)	(5,509)	$28,855

Valuation Allowance on Deferred Tax Assets
Fiscal year ended:
March 31, 2007	$300,718	38,949	(39,661)	20,995	$321,001

March 31, 2008	$321,001	13,952	(69,651)	(80,662)	$184,640

March 31, 2009	$184,640	55,188	(3,783)	(32,150)	$203,895

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and Board of Directors of
Exide Global Holdings Netherlands C.V.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of Exide Global Holdings Netherlands C.V., a wholly-owned subsidiary of Exide Technologies, and its subsidiaries (the Company) at March 31, 2009 and 2008, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
June 4, 2009

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

NET SALES
Net customer sales	$1,955,911	$2,311,652	$1,776,894
Net affiliate sales	36,473	67,735	51,377
COST OF SALES
Customer sales	1,626,299	1,989,913	1,526,405
Affiliate sales	36,473	67,735	51,377

Gross profit	329,612	321,739	250,489

EXPENSES:
Selling, marketing and advertising	181,330	180,834	165,504
General and administrative	100,650	101,289	96,024
Restructuring	59,680	7,218	15,183
Other expense (income), net	15,579	(14,359)	5,749
Interest expense, net	39,856	50,706	39,609
Loss on early extinguishment of debt	—	10,674	—

	397,095	336,362	322,069

Loss before reorganization items, income taxes, and minority interest	(67,483)	(14,623)	(71,580)
INCOME TAX PROVISION	21,547	34,511	5,631
MINORITY INTEREST	1,040	1,544	882

Net loss	$(90,070)	$(50,678)	$(78,093)

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	March 31, 2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$20,294	$55,247
Receivables, net of allowance for doubtful accounts of $22,895 and $26,273, respectively	370,528	618,589
Receivables from affiliates	11,138	21,977
Inventories	228,149	383,205
Prepaid expenses and other	9,340	9,494
Deferred financing costs, net	1,607	1,940
Deferred income taxes	9,419	12,669

Total current assets	650,475	1,103,121

Property, plant and equipment, net	333,114	407,448

Other assets:
Goodwill	4,022	—
Other intangibles, net	117,654	149,280
Investments in affiliates	673	3,736
Deferred financing costs, net	3,702	6,380
Deferred income taxes	39,009	49,563
Other	18,589	35,433

Total other assets	183,649	244,392

Total assets	$1,167,238	$1,754,961

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$6,977	$22,719
Current maturities of long-term debt	3,576	7,103
Accounts payable	172,436	343,028
Payables to affiliates	30,516	45,055
Accrued expenses	191,635	225,317

Total current liabilities	405,140	643,222
Long-term debt	169,047	199,427
Notes payable to affiliates	128,731	253,342
Noncurrent retirement obligations	127,928	160,350
Deferred income tax liability	29,824	31,100
Other noncurrent liabilities	43,407	54,811

Total liabilities	904,077	1,342,252

Commitments and contingencies	—	—
Minority interest	15,840	18,772

EQUITY
Partners’ capital	789,692	739,692
Accumulated deficit	(591,112)	(501,042)
Accumulated other comprehensive income	48,741	155,287

Total equity	247,321	393,937

Total liabilities and equity	$1,167,238	$1,754,961

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated Other Comprehensive
			Income (Loss)
			Defined	Derivatives	Cumulative
	Partners’	Accumulated	Benefit	Qualifying as	Translation	Comprehensive
	Capital	Deficit	Plans	Hedges	Adjustment	Income (Loss)
	(In thousands)

Balance at March 31, 2006	$739,692	$(368,739)	$(6,163)	$—	$5,014

Net loss	—	(78,093)	—	—	—	(78,093)
Minimum pension liability adjustment, net of tax of $1,779	—	—	3,314	—	—	3,314
Increase in accumulated other comprehensive income (loss) to reflect the adoption of FAS 158	—	—	28,112	—		—
Translation adjustment	—	—	—	—	47,869	47,869

Comprehensive loss						$(26,910)

Balance at March 31, 2007	$739,692	$(446,832)	$25,263	$—	$52,883

Net loss	—	(50,678)	—	—	—	$(50,678)
Defined benefit plans, net of tax of $5,619	—	—	27,959	—	—	27,959
Translation adjustment	—	—	—	—	50,250	50,250
Unrealized loss on derivatives	—	—	—	(1,068)	—	(1,068)

Comprehensive income	—	—	—	—	—	$26,463

Cumulative effect of the adoption of Fin 48	—	(3,532)	—	—	—

Balance at March 31, 2008	$739,692	$(501,042)	$53,222	$(1,068)	$103,133

Net loss	—	(90,070)	—	—	—	$(90,070)
Defined benefit plans, net of tax of $594	—	—	(34,042)	—	—	(34,042)
Translation adjustment	—	—	—	—	(71,364)	(71,364)
Unrealized loss on derivatives	—	—	—	(1,140)	—	(1,140)

Comprehensive loss	—	—	—	—	—	$(196,616)

Capital contribution	50,000	—	—	—	—

Balance at March 31, 2009	$789,692	$(591,112)	$19,180	$(2,208)	$31,769

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities:
Net loss	$(90,070)	$(50,678)	$(78,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	55,361	61,685	75,146
Net loss (gain) on asset sales/impairments	9,005	(2,966)	10,707
Deferred income taxes	6,934	19,208	(6,137)
Provision for doubtful accounts	6,481	3,878	5,124
Minority interest	1,041	1,544	882
Amortization of deferred financing costs	1,745	1,722	1,049
Loss on early extinguishment of debt	—	10,674	—
Currency remeasurement loss (gain)	7,126	(9,478)	(4,620)
Changes in assets and liabilities —
Receivables	131,120	(21,604)	(6,401)
Inventories	81,576	(68,169)	23,216
Prepaid expenses and other	(1,733)	1,467	9,357
Payables	(120,072)	31,538	(21,438)
Accrued expenses	4,567	1,242	(25,177)
Noncurrent liabilities	(9,317)	(8,325)	(11,524)
Other, net	(2,444)	(21,791)	17,580

Net cash provided by (used in) operating activities	81,320	(50,053)	(10,329)

Cash Flows from Investing Activities:
Capital expenditures	(57,258)	(27,567)	(20,098)
Proceeds from asset sales, net	11,071	6,580	3,514

Net cash used in investing activities	(46,187)	(20,987)	(16,584)

Cash Flows from Financing Activities:
(Decrease) increase in short-term borrowings	(10,438)	4,699	1,122
(Decrease) Increase in notes payable to affiliates	(87,559)	101,025	51,579
Decrease in borrowings under Senior Credit Facility	(1,677)	(12,055)	(7,717)
Decrease in other debt	(9,353)	(1,192)	(2,274)
Financing costs and other	—	(15,164)	(239)
Capital contribution	50,000	—	—

Net cash (used in) provided by financing activities	(59,027)	77,313	42,471

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(11,059)	5,321	2,580

Net (Decrease) Increase In Cash and Cash Equivalents	(34,953)	11,594	18,138
Cash and Cash Equivalents, Beginning of Period	55,247	43,653	25,515

Cash and Cash Equivalents, End of Period	$20,294	$55,247	$43,653

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for —
Interest	$31,807	$43,651	$33,647
Income taxes (net of refunds)	$14,833	$18,337	$10,934

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

EGHN was formed on April 14, 2004 as a limited partnership under the laws of the Netherlands with the General Partner, Exide Technologies, owning 99.99% and the Limited Partner, EH International, LLC (a limited liability company, wholly owned by Exide Technologies), owning 0.01%. EGHN was formed by Exide’s contribution of its ownership interest in its then wholly owned subsidiaries Exide Holding Europe S.A. (referred to as “EHE”) and Exide Holding Asia Pte Limited (referred to as “EHA”) and its interest in a participating loan due from EHE. As the Company was the successor to substantially all of the business of EHE and EHA and the Company’s own operations are insignificant relative to the operations contributed, the consolidated financial statements for all periods prior to the date of formation of the Company include the consolidated financial results and position of EHE and EHA, accounted for as a merger of entities under common control.

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

Principles of Consolidation and Combination

The Consolidated Financial Statements include the accounts of EGHN and all of its majority owned subsidiaries in which the Company exercises control.

Investments in affiliates of less than a 20% interest are accounted for by the cost method. Investments in 20% to 50% owned companies are accounted for by the equity method. All significant intercompany transactions have been eliminated. Transactions between the Company and other Exide entities have been identified in the consolidated financial statements as transactions among related parties.

Nature of Operations

The Company manufactures and markets industrial and automotive batteries in Europe, India, Canada, Australia and New Zealand. The Company’s industrial batteries consist of motive power batteries, such as those used in forklift trucks and other electric vehicles, and network power batteries used for back-up power applications, such as those used for telecommunication systems. The Company markets its automotive batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers.

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currencies. Assets and liabilities of the Company’s subsidiaries and affiliates are translated into U.S. Dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within partnership capital or stockholders’ equity. Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” are also recorded as a component of accumulated other comprehensive income (loss). All other foreign currency gains and losses are included in other (income) expense, net. The Company recognized net foreign currency losses (gains) of $7.1 million, ($9.5) million, and ($4.6) million, in fiscal 2009, 2008 and 2007, respectively.

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

Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment, identified intangible assets, and goodwill. Long-lived assets (other than indefinite lived intangible assets and goodwill) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets and goodwill are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of indefinite-lived intangible assets and goodwill is based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these assets or their related assumptions change in the future, the Company may be required to record impairment charges.

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

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008 FASB issued Staff Position (“FSP”) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 on April 1, 2008 for financial assets and liabilities. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements. The Company will assess the effect of adopting SFAS 157 for non-financial assets, but at this time, no material effect is expected.

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

The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities, and requires balance sheet recognition of all derivatives as assets or liabilities, based on measurements of their fair values.

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

In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $61.2 million of EGHN’s floating rate long-term obligations through February 27, 2011. The rate is currently fixed at 3.35% per annum, and at August 17, 2009, will change to 3.33% per

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annum through the remainder of the agreement. The interest rate swap is designated as a cash-flow hedging instrument.

In August 2008, the Parent Company entered into a foreign currency forward contract in the notional amount of $62.8 million to mitigate the effect of foreign currency exchange rate fluctuations of EGHN’s debt that is denominated in U.S. dollars. The forward contract and the indebtedness mature in May 2012. Because the Company has not designated this contract as a hedging instrument under SFAS 133, changes in its fair value are recognized immediately in earnings.

The following tables set forth information on the presentation of these derivative instruments in the Company’s Consolidated Financial Statements in accordance with SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”:

		Fair Value As of
		March 31,	March 31,
	Balance Sheet	2009	2008
		(In thousands)

Asset Derivative:
Foreign Exchange Contract(a)	Other noncurrent assets	$4,962	$—
Liability Derivative:
Interest Rate Swap Contract(b)	Other noncurrent liabilities	2,284	1,073

		For the Fiscal Year Ended
	Statement of	March 31,	March 31,	March 31,
	Operations	2009	2008	2007
		(In thousands)

Foreign Currency Contract(a)
Gain recorded in Statement of Operations	Other (income) expense, net	$4,962	$—	$—
Interest Rate Swap Contract(b)
Unrealized loss recorded in OCI	n/a	(1,155)	(1,053)	—
Realized loss recorded in Statement of Operations	Interest expense, net	(754)	(20)	—

(a)	Not designated as a hedging instrument under SFAS 133

(b)	Designated as a cash flow hedging instrument under SFAS 133 Approximately $1.2 million is expected to be reclassified from OCI to interest expense during fiscal 2010.

For additional discussion on basis used to measure fair value for these financial instruments, see Note 17.

(4)	ACCOUNTING FOR INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company completed its most recent annual impairment assessment of intangible assets (as required under SFAS 142) effective March 31, 2009, utilizing its business plan as the basis for development of cash flows and an estimate of fair values. No adjustment of carrying values was deemed necessary.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames	Tradenames
	(not Subject to	(Subject to	Customer
	Amortization)	Amortization)	Relationships	Technology	Total
	(In thousands)

As of March 31, 2009
Gross Amount	$39,804	$9,054	$74,872	$16,803	$140,533
Accumulated Amortization	—	(3,516)	(15,266)	(4,097)	(22,879)

Net	$39,804	$5,538	$59,606	$12,706	$117,654

As of March 31, 2008
Gross Amount	$48,581	$11,050	$91,382	$20,509	$171,522
Accumulated Amortization	—	(3,418)	(14,840)	(3,984)	(22,242)

Net	$48,581	$7,632	$76,542	$16,525	$149,280

Amortization of intangible assets for fiscal year 2009, 2008, and 2007 was $5.1 million, $5.2 million and $4.9 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $5.2 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

Goodwill

In the fourth quarter of fiscal 2009, the Company purchased shares not already owned in a majority-owned subsidiary, and accounted for this transaction in accordance with SFAS 141 “Business Combinations.” The purchase price of the additional shares amounted to approximately $4.9 million. Of this amount, approximately $4.2 million could not be attributed to the fair values of specific purchased tangible assets or identifiable intangible assets, and has been recorded as goodwill. The goodwill has been recorded in the Company’s Transportation Europe and ROW business segment, and will be assessed annually for potential impairment (in accordance with SFAS 142) beginning in the fourth quarter of fiscal 2010.

(5)	INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31,	March 31,
	2009	2008
	(In thousands)

Raw materials	$31,270	$50,605
Work-in-process	37,809	75,833
Finished goods	159,070	256,767

	$228,149	$383,205

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	March 31,
	2009	2008
	(In thousands)

Land	$31,900	$39,534
Buildings and improvements	140,511	181,862
Machinery and equipment	434,921	429,421
Construction in progress	30,497	12,072

	637,829	662,889
Less — Accumulated depreciation	304,715	255,441

Property, plant and equipment, net	$333,114	$407,448

Depreciation expense was $49.3 million, $55.9 million, and $69.6 million, for fiscal 2009, 2008 and 2007, respectively.

(7)	OTHER ASSETS

Other assets consist of:

	March 31,	March 31,
	2009	2008
	(In thousands)

Deposits	$4,783	$6,142
Capitalized software, net	1,804	2,860
Loan to affiliate	1,005	1,811
Retirement plans	1,085	17,391
Financial instruments	4,962	—
Other	4,950	7,229

	$18,589	$35,433

(8)	DEBT

At March 31, 2009 and 2008, short-term borrowings of $7.0 million, and $22.7 million respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. As of March 31, 2009 and 2008, the weighted average interest rate on these borrowings was 5.8%, and 6.2% respectively.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total long-term debt at March 31, 2009 and 2008 comprised the following:

	March 31,	March 31,
	2009	2008
	(In thousands)

Senior Secured Credit Facility	$158,610	$178,670
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	14,013	27,860

Total	172,623	206,530
Less-current maturities	3,576	7,103

	$169,047	$199,427

Total debt at March 31, 2009 and 2008 was $179.6 million. and $229.2 million, respectively.

In May 2007, the Parent Company and the Company entered into a $495.0 million senior secured credit facility (“Credit Agreement”) consisting of a $200.0 million asset based revolving senior secured credit facility (“Revolving Loan Facility”) and a $295.0 million Term Loan (“Term Loan”). Availability for Exide under the Revolving Loan Facility and other loan facilities was $130.6 million and $136.4 million, respectively as of March 31, 2009. At March 31, 2009 and 2008, weighted average interest on the Credit Agreement was 3.9% and 6.7%, respectively.

The Company’s variable rate debt at March 31, 2009 and March 31, 2008 was $167.2 million and $201.4 million, respectively. As discussed in Note 3, in February 2008, the Parent Company entered into an interest rate swap agreement to fix the variable interest component of $61.2 million of EGHN’s floating rate long-term obligations at a rate of 3.33% per annum.

Annual principal payments required under long-term debt obligations at March 31, 2009 are as follows:

Amount
(In thousands)

2010	$1,535
2011	1,535
2012	1,535
2013	155,636
2014	—
2015 and beyond	—

Total	$160,241

(a)	See note 11 for principal payments required under capital lease obligations.

(9)	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

European subsidiaries of the Company sponsor several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon underlying assumptions established by the Company in consultation with its actuaries. In most cases, the defined benefit plans are not funded. The Company has noncontributory defined benefit pension plans covering substantially all hourly and salaried employees in Canada. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. The Company has numerous defined contribution plans with related expense of $6.6 million, $6.7 million, and $5.4 million in fiscal 2009, 2008, and 2007, respectively.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides certain health care and life insurance benefits for a limited number of retired employees. The Company accrues the estimated cost of providing postretirement benefits during the employees’ applicable years of service.

The following table sets forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2009 and 2008:

Pension Benefits:

	Fiscal Year Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$332,218	$340,838
Service cost	3,575	4,845
Interest cost	17,593	17,482
Actuarial gain	(5,301)	(45,519)
Plan participants’ contributions	722	1,272
Benefits paid	(23,480)	(15,459)
Currency translation	(70,211)	32,059
Settlements and other	(9,844)	(3,300)

Benefit obligation at end of period	$245,272	$332,218

Change in plan assets:
Fair value of plan assets at beginning of period	$184,072	$175,799
Actual return on plan assets	(16,698)	1,078
Employer contributions	21,890	19,958
Plan participants’ contributions	722	1,272
Benefits paid	(23,480)	(15,459)
Currency translation	(45,627)	4,888
Settlements and other	(7,560)	(3,464)

Fair value of plan assets at end of period	$113,319	$184,072

Reconciliation of funded status:
Benefit obligation at end of period	$245,272	$332,218
Fair value of plan assets at end of period	113,319	184,072

Funded status	$(131,953)	$(148,146)

Amounts recognized in Statement of Financial Position:
Noncurrent other assets	1,341	17,390
Accrued expenses	(8,792)	(10,486)
Noncurrent retirement obligations	(124,502)	(155,050)

Net amount recognized at end of period	$(131,953)	$(148,146)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$196	$289
Net gain	(22,032)	(56,728)

Net amount recognized in accumulated other comprehensive (income) loss:	$(21,836)	$(56,439)

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Post-Retirement Benefits:

	Fiscal Year Ended
	March 31,	March 31,
	2009	2008
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$5,772	$5,166
Service cost	185	203
Interest cost	313	304
Actuarial gain	(1,140)	(335)
Benefits paid	(206)	(364)
Currency translation	(1,188)	798

Benefit obligation at end of period	$3,736	$5,772

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	206	364
Benefits paid	(206)	(364)

Fair value of plan assets at end of period	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$3,736	$5,772
Fair value of plan assets at end of period	—	—

Funded status	$(3,736)	$(5,772)

Amounts recognized in statement of financial position:
Accrued expenses	$(310)	$(391)
Noncurrent retirement obligations	(3,426)	(5,381)

Net amount recognized at end of period	$(3,736)	$(5,772)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$—	$—
Net (gain) loss	(540)	585

Net amount recognized in accumulated other comprehensive (income) loss:	$(540)	$585

Disclosure Assumptions:

			Other Post-
	Pension Benefits		Retirement Benefits
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Weighted-average assumptions as of:
Discount rate	6.4%	6.3%	8.0%	6.2%
Rate of compensation increase	2.8%	3.6%	n/a	n/a

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense Assumptions:

			Other Post-Retirement
	Pension Benefits		Benefits
	FY 2010	FY 2009	FY 2010	FY 2009
	Expense	Expense	Expense	Expense

Weighted-average assumptions for:
Discount rate	6.3%	6.3%	6.2%	6.2%
Expected return on plan assets	6.5%	6.5%	n/a	n/a
Rate of compensation increase	3.6%	3.6%	n/a	n/a

For fiscal year 2009 expense, the Company assumed an expected weighted average return on plan assets of 6.5%. In developing this rate assumption, the Company evaluated input from third-party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

For other post-retirement benefit measurement purposes, a 7.5% and 7.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009 and 2008, respectively. The rate was assumed to decrease gradually to 5.5% over six years for 2009, and remain at that level thereafter.

The following tables set forth the plans’ expense recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$3,575	$4,845	$5,741
Interest cost	17,593	17,482	15,207
Expected return on plan assets	(10,122)	(11,877)	(10,114)
Amortization of: Prior service cost	21	21	19
Actuarial gain	(2,417)	(1,515)	(1,211)

Net periodic benefit cost(a)	$8,650	$8,956	$9,642

(a)	Excludes the impact of settlement net (gains) losses of ($0.2) million and $0.1 million in fiscal 2009 and fiscal 2008, respectively, and curtailment net (gains) losses of ($2.2) million and $0.2 million in fiscal 2009 and fiscal 2008, respectively.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.2 million of income will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2010 relating to the Company’s pension plans.

	Other Post-Retirement Benefits
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$185	$203	$167
Interest cost	313	304	257
Amortization of actuarial loss	3	19	12

Net periodic benefit cost	$501	$526	$436

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $135.6 million, $131.5 million and $2.3 million, respectively, as of March 31, 2009 and $172.3 million, $166.0 million and $7.1 million, respectively, as of March 31, 2008.

The accumulated benefit obligation for the Company’s pension plans was $235.4 million as of March 31, 2009. Expected future benefit payments are as follows:

		Other Post-
		Retirement
	Pension	Gross Expected
Fiscal Year	Benefits	Benefit Payments
	(In thousands)

2010	$14,891	$191
2011	14,706	207
2012	15,047	214
2013	15,443	217
2014	16,471	225
2015 to 2019	87,878	1,224

The asset allocation for the Company’s pension plans at March 31, 2009 and 2008, and the target allocation for 2010, by asset category, are as follows:

	Target	Percentage of Plan Assets
	Allocation	at Year End
Asset Category	2010	2009	2008

Equity securities	49%	43%	58%
Fixed income securities	49%	47%	36%
Real estate and other	1%	2%	2%
Cash	1%	8%	4%

Total	100%	100%	100%

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

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fiscal 2010 pension plan contributions are $15.0 million and other postretirement contributions are $0.2 million.

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$122	$93
Effect on the postretirement benefit obligation	$657	$530

(10)	INCOME TAXES

The provision for income taxes includes local, federal, and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes are as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Income/(loss) before income taxes and minority interest:
Netherlands	$18,158	$58,386	$59,840
Foreign	(86,640)	(73,009)	(131,421)

	$(68,482)	$(14,623)	$(71,581)

Income tax provision:
Current
Netherlands	$614	$759	$(849)
Foreign	13,999	14,544	12,617

	14,613	15,303	11,768

Deferred
Netherlands	(2,203)	1,530	3,506
Foreign	9,137	17,678	(9,643)

	6,934	19,208	(6,137)

Total provision (benefit)	$21,547	$34,511	$5,631

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major differences between the Netherlands federal statutory rate and the effective tax rate are as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Netherlands statutory rate	25.5%	25.5%	30.0%
Thin cap disallowance	—	(1.1)	(13.5)
Change in Equity Investment	(7.8)	1.9	(0.2)
Deferred Tax Reconciliation	(1.2)	(9.2)	(2.7)
Change in Tax Rate	—	(95.8)	1.3
Increase in Uncertain Tax Positions	2.8	(4.2)	—
Change in valuation allowances	(59.8)	(265.9)	(44.8)
Rate differences on foreign subsidiaries	12.1	128.5	18.0
Local Tax Provision	(4.2)	(19.4)	0.1
Refund of previously paid taxes	—	—	5.4
Other, net	1.1	1.2	(1.5)

Effective tax rate	(31.5)%	(238.5)%	(7.9)%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31,	March 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Operating loss and tax credit carry-forwards	$205,532	$240,041
Compensation reserves	17,177	9,442
Warranty	2,000	3,685
Asset and other realization reserves	900	754
Other	33,073	7,983
Valuation allowance	(203,340)	(182,989)

	55,342	78,916

Deferred tax liabilities:
Property, plant and equipment	(7,360)	(13,462)
Foreign Exchange	(3,174)	(3,592)
Intangible assets	(26,204)	(30,730)

	(36,738)	(47,784)

Net deferred tax assets	$18,604	$31,132

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31,	March 31,
	2009	2008
	(In thousands)

Current asset	$9,419	$12,669
Noncurrent asset	39,009	49,563
Noncurrent liability	(29,824)	(31,100)

	$18,604	$31,132

At March 31, 2009, certain of the Parent Company’s subsidiaries have net operating loss carry-forwards for income tax purposes of approximately $921.8 million, of which approximately $190.5 million expire in fiscal years 2010 through 2023. The remaining losses are available for carry-forward indefinitely.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	March 31,	March 31,
	2009	2008

Beginning of year	$67,560	$57,034
Increases for tax positions taken during current period	3,411	999
(Decreases)/Increases for currency fluctuation on tax positions	(9,911)	9,527
Decreases for settlements with taxing authorities	(1,233)	—
Decreases for the lapse of the applicable statute of limitations	(4,619)	—

End of year	$55,208	$67,560

The amount, if recognized, that would affect the Company’s effective tax rate at March 31, 2009 and March 31, 2008 is $18.6 million and $23.5 million, respectively.

The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At March 31, 2009 and March 31, 2008, before any tax benefits, the Company had $4.3 million and $3.7 million , respectively, of accrued interest and penalties on unrecognized tax benefits.

During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded uncertain tax benefits will occur in the next twelve months. The removal of these uncertain tax benefits would affect the Company’s effective tax rate by $0.4 million.

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

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2009 and 2008, the amount of such reserves on the Company’s consolidated balance sheet was approximately $5.8 million and $9.0 million , respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material effect on the recorded reserves and cash flows.

Guarantees

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2009, bank guarantees with a face value of $14.1 million were outstanding.

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

Balance at March 31, 2008	$29,108
Accrual for sales returns and allowances	19,277
Settlements made (in cash or credit) and currency translation	(29,389)

Balance at March 31, 2009	$18,996

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2009, are:

Fiscal Year	Operating	Capital
	(In thousands)

2010	$13,071	$2,622
2011	9,457	2,363
2012	6,181	2,185
2013	3,855	2,028
2014	1,580	1,774
Thereafter	1,987	1,428

Total minimum payments	$36,131	12,400

Less — Interest on capital leases		1,674

Total principal payable on capital leases (included in Long-term debt)		$10,726

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense amounted to $29.4 million, $29.9 million, and $26.5 million, for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

(12)	RESTRUCTURING

During fiscal 2009, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

During the year ended March 31, 2009, the Company recognized restructuring and impairment charges of $59.7 million, representing $55.3 million for severance and $4.4 million for related closure costs. These charges resulted from actions completed during fiscal 2009, which related to consolidation efforts in the Transportation Europe and ROW and Industrial Energy Europe and ROW segments, closure costs for the Company’s Auxerre, France transportation facility, corporate severance, and headcount reductions in the Transportation and Industrial Europe and ROW segments,. Approximately 924 positions have been eliminated in connection with the fiscal 2009 restructuring activities. The following is a summary of restructuring reserve movements:

	Severance	Closure Costs	Total
	(In thousands)

Balance, March 31, 2006	$5,055	$2,979	$8,034
Charges	11,234	3,949	15,183
Payments and currency translation	(14,695)	(3,034)	(17,729)

Balance, March 31, 2007	1,594	3,894	5,488
Charges	4,522	2,696	7,218
Payments and currency translation	(4,562)	(3,356)	(7,918)

Balance, March 31, 2008	1,554	3,234	4,788

Charges	55,264	4,416	59,680
Payments and currency translation	(21,233)	(3,179)	(24,412)

Balance, March 31, 2009	$35,585	$4,471	$40,056

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

Interest income of $1.3 million, $1.4 million, and $1.1 million, is included in Interest expense, net for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. These amounts include interest income from affiliates. See Note 15 to the Consolidated Financial Statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	OTHER EXPENSE (INCOME), NET

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2009	2008	2007
	(In thousands)

Net loss (gain) on asset sales/impairments	$9,005	$(2,966)	$10,707
Equity loss	(451)	(1,372)	(1,002)
Currency remeasurement loss (gain)	7,126	(9,478)	(4,620)
Other	(100)	(543)	664

	$15,580	$(14,359)	$5,749

(15)	RELATED PARTY TRANSACTIONS

The Parent Company charges EGHN certain fees. These costs are classified in the Consolidated Statements of Operations as General and administrative expenses. The cost of these functions and services has been directly charged to EGHN using a method that the Parent Company’s management believes is reasonable. Because of the relationship between the Company and the Parent Company, it is possible that the terms and costs of the services provided are not the same as those that would result from transactions among wholly unrelated parties. Fees charged during the fiscal year ended March 31, 2009, 2008 and 2007 were $6.0 million, $6.4 million, and $6.0 million, respectively.

Current intercompany balances represent commercial trading activities and other transactions in the normal course of business between EGHN and other Parent Company affiliates. Sales to Parent Company affiliates are at prices that approximate the cost of the products sold. Purchases from Parent Company affiliates during the fiscal years ended March 31, 2009, 2008 and 2007 were $30.5 million, $45.1 million, and $26.9 million, respectively. Purchases from Parent Company affiliates are at prices that include a profit margin over and above the cost of the products purchased.

Long-term intercompany balances represent financing activities between EGHN and other Parent Company affiliates. The Parent Company charges interest to EGHN based on the actual interest cost on intercompany indebtedness. At March 31, 2009 and March 31, 2008, the Company had notes payables to affiliates of $128.7 million, and $253.3 million, respectively. Interest expense related to intercompany financing arrangements and included in Interest expense, net in the Consolidated Statements of Operations for the years ended March 31, 2009, 2008 and 2007 was $14.3 million, $19.4 million, and $12.9 million, respectively.

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses available market information and appropriate methodologies to estimate the fair value of its financial instruments. Considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations are as follows:

	March 31, 2009		March 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated
	Value	Value	Value	Fair Value
(In thousands)

Senior Secured Credit Facility	$160,241	$108,964	$180,489	$160,635

The fair value of financial instruments required to be measured at fair value has been estimated in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), as discussed in Note 17.

(17)	FAIR VALUE MEASUREMENTS

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

Level 1 — Observable inputs such as quoted prices in active markets for identical assets and liabilities

Level 2 — Inputs other than quoted prices in active markets that are observable either directly or indirectly, and

Level 3 — Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions

The following table represents our financial assets (liabilities) that are measured at fair value on a recurring basis as of March 31, 2009 and 2008, and the basis for that measurement:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Total	for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

March 31, 2009:
Interest rate swap agreement	$(2,284)	—	$(2,284)	—
Foreign currency forward contract	4,962	—	4,962	—
March 31, 2008:
Interest rate swap agreement	$(1,073)	—	$(1,073)	—

The fair value of the interest rate swap agreement is based on observable prices as quoted for receiving the variable LIBOR rate, and paying fixed interest rates and, therefore, was classified as Level 2. The fair value of the foreign currency forward contract was based upon current quoted market prices and is classified as Level 2 based on the nature of the underlying market in which this derivative is traded. For additional discussion of the Company’s derivative instruments and hedging activities, see Note 3.