Form 10-Q
period 2009-06-30
EXIDE TECHNOLOGIES
filed 2009-08-06
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
     As of July 31, 2009, 75,520,820 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended
	June 30, 2009	June 30, 2008

NET SALES	$592,854	$971,275
COST OF SALES	486,170	801,795

Gross profit	106,684	169,480

EXPENSES:
Selling, marketing and advertising	65,318	78,856
General and administrative	42,931	47,172
Restructuring	35,665	2,223
Other (income) expense, net	(3,361)	7,823
Interest expense, net	14,720	19,225

	155,273	155,299

(Loss) income before reorganization items, and income taxes	(48,589)	14,181
REORGANIZATON ITEMS, NET	555	463
INCOME TAX PROVISION	4,872	23,469

Net loss	(54,016)	(9,751)
NET (LOSS) INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(42)	560

Net loss attributable to Exide Technologies	$(53,974)	$(10,311)

LOSS PER SHARE
Basic and Diluted	$(0.71)	$(0.14)

WEIGHTED AVERAGE SHARES
Basic and Diluted	75,821	75,376

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	June 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$121,521	$69,505
Receivables, net of allowance for doubtful accounts of $30,705 and $28,855	441,283	497,841
Inventories	415,313	420,815
Prepaid expenses and other	17,652	17,427
Deferred financing costs, net	4,991	4,890
Deferred income taxes	26,181	33,005

Total current assets	1,026,941	1,043,483

Property, plant and equipment, net	598,967	586,261

Other assets:
Goodwill	4,260	4,022
Other intangibles, net	181,865	175,311
Investments in affiliates	2,044	2,048
Deferred financing costs, net	11,130	12,134
Deferred income taxes	58,253	51,272
Other	21,978	25,656

	279,530	270,443

Total assets	$1,905,438	$1,900,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$7,532	$6,977
Current maturities of long-term debt	5,208	5,048
Accounts payable	245,374	261,652
Accrued expenses	308,492	279,447
Warrants liability	1,614	1,143

Total current liabilities	568,220	554,267
Long-term debt	654,140	646,180
Noncurrent retirement obligations	204,867	197,403
Deferred income taxes	28,625	30,229
Other noncurrent liabilities	137,126	130,041

Total liabilities	1,592,978	1,558,120

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 75,530 and 75,499 shares issued and outstanding	755	755
Additional paid-in capital	1,112,425	1,111,001
Accumulated deficit	(841,255)	(787,281)
Accumulated other comprehensive income	24,088	1,752

Total stockholders’ equity attributable to Exide Technologies	296,013	326,227
Noncontrolling interests	16,447	15,840

Total stockholders’ equity	312,460	342,067

Total liabilities and stockholders’ equity	$1,905,438	$1,900,187

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities:
Net loss	$(54,016)	$(9,751)
Adjustments to reconcile net loss to net cash provided by operating activities—

Depreciation and amortization	22,480	25,872
Unrealized loss on warrants	471	9,685
Net loss on asset sales / impairments	5,364	95
Deferred income taxes	345	17,152
Provision for doubtful accounts	1,787	(549)
Non-cash stock compensation	2,284	1,280
Reorganization items, net	555	463
Amortization of deferred financing costs	1,234	1,311
Currency remeasurement gain	(9,264)	(1,807)
Changes in assets and liabilities —
Receivables	75,720	94,061
Inventories	22,757	(32,671)
Prepaid expenses and other	437	(2,301)
Payables	(26,776)	(47,505)
Accrued expenses	15,643	(7,449)
Noncurrent liabilities	(1,354)	(8,048)
Other, net	(1,181)	310

Net cash provided by operating activities	56,486	40,148

Cash Flows From Investing Activities:
Capital expenditures	(15,171)	(11,767)
Acquisitions of businesses, net of cash acquired	(1,170)	—
Proceeds from sales of assets, net	—	16,425

Net cash (used in) provided by investing activities	(16,341)	4,658

Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	25	(1,491)
Decrease in borrowings under Senior Secured Credit Facility	(749)	(779)
Common stock issuance	51	466
Increase (decrease) in other debt	8,385	(2,045)

Net cash provided by (used in) financing activities	7,712	(3,849)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,159	(3)

Net Increase In Cash and Cash Equivalents	52,016	40,954
Cash and Cash Equivalents, Beginning of Period	69,505	90,547

Cash and Cash Equivalents, End of Period	$121,521	$131,501

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period -
Interest	$4,020	$10,076
Income taxes (net of refunds)	$(552)	$492
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
(1) BASIS OF PRESENTATION
     The Condensed Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. These statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles (“GAAP”), or those disclosures normally made in the Company’s annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009 for further information.
     The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying condensed consolidated financial information includes all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the periods presented. This includes accounting and disclosures related to any subsequent events occurring from the balance sheet date through August 6, 2009, the date the financial statements were issued.
     Certain amounts in the Condensed Consolidated Financial Statements as of March 31, 2009 and for the three months ended June 30, 2008 have been adjusted to conform to the presentation of equivalent amounts in the current period which reflect the adoption of Statement of Financial Accounting Standards (“SFAS”) 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51.”
(2) STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
     The Company adopted SFAS 160 (see Note 1), on April 1, 2009. This statement, among other things, requires that minority ownership interests (noncontrolling interests) in consolidated subsidiaries be reflected as a component of total stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets, and that earnings (losses) attributable to noncontrolling interests be shown separately from those attributable to the Company in its Condensed Consolidated Statements of Operations. The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders
	Stock	Capital	Deficit	Income (Loss)	Interests	Equity
	(In thousands)

Total Stockholders Equity at April 1, 2009	$755	$1,111,001	$(787,281)	$1,752	$15,840	$342,067

Net loss	—	—	(53,974)	—	(42)	(54,016)
Defined benefit plans, net of tax	—	—	—	2,143	—	2,143
Translation adjustment	—	—	—	19,587	909	20,496
Unrealized loss on derivatives, net of tax	—	—	—	606	—	606
Increase in ownership of subsidiary	—	(860)	—	—	(260)	(1,120)
Stock compensation	—	2,284	—	—	—	2,284

Total Stockholders Equity at June 30, 2009	$755	$1,112,425	$(841,255)	$24,088	$16,447	$312,460

Total comprehensive loss and its components are as follows:

	For the Three Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
Net loss	$(54,016)	$(9,751)

Defined benefit plans	2,143	181
Cumulative translation adjustment	19,587	(1,217)
Derivatives qualifying as hedges	606	3,909

Total comprehensive loss	$(31,680)	$(6,878)

Comprehensive loss attributable to noncontrolling interests was not material for the three month periods ended June 30, 2009 and 2008.
(3) ACCOUNTING FOR DERIVATIVES
     The Company accounts for derivative instruments and hedging activities in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (collectively, “SFAS 133”). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities, and requires balance sheet recognition of all derivatives as assets or liabilities, based on measurements of their fair values.
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
     In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations through February 27, 2011. The rate is currently fixed at 3.35% per annum, and at August 17, 2009, will change to 3.33% per annum through the remainder of the agreement. The interest rate swap is designated as a cash-flow hedging instrument.
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
     The following tables set forth information on the presentation of these derivative instruments in the Company’s Condensed Consolidated Financial Statements in accordance with SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”:

		Fair Value As of
	Balance Sheet	June 30, 2009	March 31, 2009
		(In thousands)
Asset Derivative:
Foreign Exchange Contract	Other noncurrent assets	$1,617	$4,962

Liability Derivative:
Interest Rate Swap Contract	Other noncurrent liabilities	6,585	7,461

		For the Three Months Ended
	Statement of Operations	June 30, 2009	June 30, 2008
		(In thousands)
Foreign Currency Contract
Loss recorded in Statement of Operations	Other (income) expense, net	$3,345	n/a

Interest Rate Swap Contract

Unrealized loss recorded in OCI	Other Comprehensive Loss	821	5,315

Realized loss recorded in Statement of Operations	Interest expense, net	1,412	135
Approximately $2.8 million is expected to be reclassified from OCI to interest expense during the remainder of fiscal 2010.
(4) INTANGIBLE ASSETS AND GOODWILL
     Intangible Assets
     Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames	Tradenames
	(not subject to	(subject to	Customer
	amortization)	amortization)	relationships	Technology	Total
	(In thousands)
As of June 30, 2009:
Gross Amount	$61,031	$13,869	$115,036	$30,080	$220,016
Accumulated Amortization	—	(5,659)	(24,865)	(7,627)	(38,151)

Net	$61,031	$8,210	$90,171	$22,453	$181,865

As of March 31, 2009:
Gross Amount	$58,134	$13,223	$109,690	$28,544	$209,591
Accumulated Amortization	—	(5,134)	(22,569)	(6,577)	(34,280)

Net	$58,134	$8,089	$87,121	$21,967	$175,311

Amortization of intangible assets for the first three months of fiscal 2010 and 2009 were $2.1 million and $2.0 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8 million to $9 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

     Goodwill
     In the fourth quarter of fiscal 2009, the Company purchased shares not previously owned in a majority-owned subsidiary, and accounted for this transaction in accordance with SFAS 141 “Business Combinations.” The purchase price of the additional shares amounted to approximately $4.9 million. Of this amount, approximately $4.2 million could not be attributed to the fair values of specific purchased tangible assets or identifiable intangible assets, and has been recorded as goodwill. The goodwill has been recorded in the Company’s Transportation Europe and ROW business segment, and is assessed at least annually for potential impairment (in accordance with SFAS 142).
(5) INVENTORIES
Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	June 30, 2009	March 31, 2009
	(In thousands)
Raw materials	$59,278	$61,681
Work-in-process	83,704	87,986
Finished goods	272,331	271,148

	$415,313	$420,815

(6) OTHER ASSETS
Other assets consist of:

	June 30, 2009	March 31, 2009
	(In thousands)
Deposits (a)	$8,779	$9,265
Capitalized software, net	3,779	4,017
Loan to affiliate	1,005	1,005
Retirement plans	1,750	1,341
Financial instruments	1,617	4,962
Other	5,048	5,066

	$21,978	$25,656

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.
(7) DEBT
     At June 30, 2009 and March 31, 2009, short-term borrowings of $7.5 million and $7.0 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 4.0% and 5.8% at June 30, 2009 and March 31, 2009, respectively.

          Total long-term debt consists of:

	June 30, 2009	March 31, 2009
	(In thousands)
Senior Secured Credit Facility	$292,695	$287,966
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 9% due in installments through 2015	16,653	13,262

Total	659,348	651,228
Less — current maturities	5,208	5,048

Total Long-Term Debt	$654,140	$646,180

     Total debt at June 30, 2009 and March 31, 2009 was $666.9 million and $658.2 million, respectively.
(8) INTEREST EXPENSE, NET
     Interest income of $0.2 million and $0.8 million is included in interest expense, net for the three months ended June 30, 2009 and 2008, respectively.
(9) OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consist of:

	For the Three Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
Net loss on asset sales / impairments	$5,364	$95
Equity income	68	(150)
Currency remeasurement gain	(9,264)	(1,807)
Loss on revaluation of warrants (a)	471	9,685

	$(3,361)	$7,823

     The increase in currency remeasurement gain relates primarily to gains on intercompany loans to foreign subsidiaries denominated in Euros and Australian currencies.

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
(10) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
Components of net periodic benefit cost:
Service cost	$820	$1,179
Interest cost	9,034	9,882
Expected return on plan assets	(5,794)	(7,985)
Amortization of:
Prior service cost	3	6
Actuarial gain	262	(706)

Net periodic benefit cost	$4,325	$2,376

	Other Post-Retirement Benefits
	For the Three Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
Components of net periodic benefit cost:
Service cost	$32	$52
Interest cost	348	338
Amortization of:
Prior service cost	(96)	(96)
Actuarial loss	17	34

Net periodic benefit cost	$301	$328

     The estimated fiscal 2010 pension plan contributions are $14.9 million and other post-retirement contributions are $2.0 million. Payments aggregating $3.3 million were made during the three months ended June 30, 2009.
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
     No claims were allowed during the fiscal quarter ended June 30, 2009, and therefore no distribution of stock and warrants were made for the period. Based on information available as of July 31, 2009, approximately 11.3% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
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
     As previously reported, in June 2005 two former stockholders, Aviva Partners LLC and Robert Jarman filed purported class action lawsuits against the Company and certain of its current and former officers alleging violations of certain federal securities laws in the United States District Court for the District of New Jersey (the “Court”). United States District Judge Mary L. Cooper consolidated the Aviva Partners and Jarman cases under the Aviva Partners v. Exide Technologies, Inc. caption.
     The Company and plaintiffs’ Court-appointed representatives (the “Lead Plaintiffs”) reached an agreement in principle to settle this litigation (the “Proposed Settlement”).

     The Proposed Settlement was approved by the Board of Trustees of co-Lead Plaintiff Alaska Hotel and Restaurant Employees Pension Trust Fund, and thereafter the Company and Lead Plaintiffs negotiated a definitive agreement (the “Settlement Agreement”). The Court issued its Order Preliminarily Approving Settlement and Providing for Notice on April 13, 2009. Notice was given to prospective class members. The Company’s insurer made the payment required by the terms of the Settlement. The Court’s final approval hearing was conducted on June 23, 2009. The Court approved the settlement and this litigation has been dismissed in its entirety, with prejudice. Under the terms of the Settlement, the Company and the former officers continue to deny the allegations in Plaintiffs’ complaints.
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
     The Company has received a number of notices of violation issued by the South Coast Air Quality Management District (“SCAQMD”) for alleged violations of the Rule 1420 emission standards at its Vernon, California recycling facility. To resolve these notices of violation, the Company negotiated a settlement agreement with SCAQMD that included monetary sanctions of approximately $0.15 million. The settlement also included an agreement to enter into a stipulated Order of Abatement to perform certain pollution control projects and activities.
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of June 30, 2009 and March 31, 2009, the amount of such reserves on the Company’s Condensed Consolidated Balance Sheets was approximately $33.4 million and $33.8 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
Guarantees
     At June 30, 2009, the Company had outstanding letters of credit with a face value of $57.1 million and surety bonds with a face value of $4.4 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at June 30, 2009, pursuant to the terms of the agreement, totaled approximately $2.7 million.
     Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2009, bank guarantees with a face value of $14.6 million were outstanding.
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
     Changes in the Company’s sales returns and allowances liability (in thousands):

Balance at March 31, 2009	$39,721
Accrual for sales returns and allowances provided	9,794
Settlements made (in cash or credit), and currency translation	(9,203)

Balance at June 30, 2009	$40,312

(12) INCOME TAXES
     The effective tax rates for the first quarter of fiscal 2010 and 2009 were impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, France, and Australia. The effective tax rate for the first quarter of fiscal 2010 and 2009, respectively, was also impacted by the recognition of $19.7 million and $16.5 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, Italy, and Australia. In addition, the effective tax rate for the first quarter of fiscal 2010 was impacted by $0.5 million in warrant revaluation income, which is fully excluded for U.S. tax purposes.During the first quarter of fiscal 2009, the Company established a full valuation reserve of $13.3 million on its net deductible temporary differences and loss carryforwards related to its Australian operations. In addition, the income tax provision for the first quarter of fiscal 2009 decreased as a result of the removal of $3.1 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations.
     The significant components of the Company’s effective tax rate are as follows:

	For the Three Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
Federal statutory rate	35.0%	35.0%
Change in valuation allowances	(42.9%)	130.5%
Revaluation of warrants	(0.3%)	24.7%
Rate differences on foreign subsidiaries	3.2%	(13.4%)
Other, net	(4.9%)	(5.7%)

Effective tax rate	(9.9%)	171.1%

     Each quarter, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits. This review is performed on a jurisdiction by jurisdiction basis.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2006. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2002. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.

     The Company’s unrecognized tax benefits increased from $70.5 million to $75.5 million during the first quarter of fiscal 2010 due primarily to the effects of foreign currency translation plus unrecognized tax benefits established during the period. The amount, if recognized, that would affect the Company’s effective tax rate at June 30, 2009 is $36.3 million.
     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At June 30, 2009 and March 31, 2009, before any tax benefits, the Company had $4.5 million and $4.3 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
     During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company’s effective tax rate by $0.4 million.
(13) RESTRUCTURING
     During the first three months of fiscal 2010, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the three months ended June 30, 2009, the Company recognized restructuring charges of $35.7 million, representing $33.2 million for severance and $2.5 million for related closure costs. These charges represent consolidation efforts in the Transportation America, Transportation Europe and Rest of World (“ROW”), and Industrial Europe and ROW segments for approximately 1,116 positions.
     Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total
	(In thousands)
Balance at March 31, 2009	$37,800	$4,618	$42,418

Restructuring Charges	33,156	2,509	35,665
Payments and Currency Translation	(10,859)	(713)	(11,572)

Balance at June 30, 2009	$60,097	$6,414	$66,511

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
     Due to a net loss for the three month periods ended June 30, 2009 and June 30, 2008, certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive:

	June 30, 2009	June 30, 2008
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	4,038	3,732
Restricted stock awards	954	1,211
Warrants	6,725	6,725

Total shares excluded	15,414	15,365

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations are as follows:

	June 30, 2009		March 31, 2009
		Estimated Fair		Estimated Fair
	Carrrying Value	Value	Carrrying Value	Value
	(In thousands)
Senior Secured Credit Facility	$292,695	$236,667	$287,966	$195,817
Senior Secured Notes due 2013	290,000	237,800	290,000	174,000
Convertible Senior Subordinated Notes due 2013	60,000	26,925	60,000	17,475
     The fair value of financial instruments required to be measured at fair value has been estimated in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), and is discussed in Note 16.
(16) FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157 on April 1, 2008. This statement, among other things, defines fair value, establishes a consistent framework for measuring fair value, and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 establishes a three-tier hierarchy which prioritizes the inputs used in measuring fair value as follows:
•	Level 1 —	Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2 —	Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 —	Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.

     The following table represents our financial assets (liabilities) that are measured at fair value on a recurring basis as of June 30, 2009 and March 31, 2009, and the basis for that measurement:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Total	for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2009:
Interest rate swap agreement	$(6,585)	—	$(6,585)	—
Foreign currency forward contract	1,617	—	1,617	—

March 31, 2009:
Interest rate swap agreement	$(7,461)	—	$(7,461)	—
Foreign currency forward contract	4,962	—	4,962	—
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
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended June 30, 2009
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$230,797	$146,447	$59,934	$155,676	—	$592,854
Gross profit	38,192	18,820	13,260	36,412	—	106,684
Expenses	32,887	42,202	10,647	52,344	$17,193	155,273
Income (loss) before reorganization items and income taxes	5,305	(23,382)	2,613	(15,932)	(17,193)	(48,589)

	For the Three Months Ended June 30, 2008
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$306,376	$275,873	$89,196	$299,830	—	$971,275
Gross profit	59,446	30,431	23,791	55,812	—	169,480
Expenses	32,754	31,039	9,966	44,026	$37,514	155,299
Income (loss) before reorganization items and income taxes	26,692	(608)	13,825	11,786	(37,514)	14,181

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain/loss, and gain/loss on revaluation of warrants.
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

Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 40.6 % of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has decreased 35% from $2,305 per metric ton for the three months ended June 30, 2008 to $1,498 per metric ton for the three months ended June 30, 2009. At July 31, 2009, the quoted price on the LME was $1,842 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
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
     Competition. The global transportation and industrial energy battery markets are highly competitive. In recent years, competition has continued to intensify and has affected the Company’s ability to pass along increased prices to keep pace with rising production costs. The effects of this competition have been exacerbated by excess capacity in certain of the Company’s markets, and fluctuating lead prices and low-priced Asian imports in certain of the Company’s markets.
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first quarter of fiscal 2010, the exchange rate of the Euro to the U.S. Dollar has decreased 12.8% on average to $1.36 compared to $1.56 for the first quarter of fiscal 2009. At June 30, 2009, the Euro was $1.40 or 5.3% higher as compared to $1.33 at March 31, 2009. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the first quarter ended June 30, 2009, approximately 51.0% of the Company’s net sales were generated in Europe and ROW. Further, approximately 65.1% of the Company’s aggregate accounts receivable and inventory as of June 30, 2009 were held by its European subsidiaries.
     The Company is also exposed, although to a lesser extent, to foreign currency risk in the U.K., Poland, Australia, and various countries in the Pacific Rim. Fluctuations of exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another.
     Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results. OE volumes in the transportation and motive power channels have been and continue to be depressed, reflecting current unfavorable global economic conditions. In addition, capital spending by major customers in our network power channels continue to be below historic levels.
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
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during the three months ended June 30, 2009. See Notes 3 and 7 to the Condensed Consolidated Financial Statements in this Form 10-Q.
First quarter of Fiscal 2010 Highlights and Outlook
     The Company’s reported results continue to be impacted in fiscal 2010 by unfavorable global economic conditions, as well as fluctuations in the cost of materials and energy costs used in the manufacturing and distribution of the Company’s products.

     In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. After a long period of increase, the average cost of spent batteries decreased approximately 33.5% in the current quarter versus the first quarter of fiscal 2009. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.
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
     The Company expects that volatility in lead and other commodity costs, which affect all business segments, will continue to impact the Company’s financial performance. However, selective pricing actions, lead price escalators in certain contracts and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lag the rise in market prices of lead and other commodities. Both lead price escalators and fuel surcharges may not be accepted by our customers, and if the price of lead decreases, our customers may seek disproportionate price reductions.
     In addition to managing the impact of fluctuation in lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:
(i) Successful execution and completion of the Company’s more aggressive restructuring plan and organizational realignment of divisional and corporate functions intended to result in further targeted headcount reductions.
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
     The Company believes that the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to the Company’s annual report for further information.

Results of Operations
Three months ended June 30, 2009 compared with three months ended June 30, 2008
     Net Sales
     Net sales were $592.9 million for the first quarter of fiscal 2010 versus $971.3 million in the first quarter of fiscal 2009. Foreign currency translation (primarily the weakening of the Euro against the U.S. dollar) unfavorably impacted net sales in the first quarter of fiscal 2010 by approximately $48.6 million. Excluding the foreign currency translation impact, net sales decreased by approximately $329.8 million, or 34.0% primarily as a result of lower unit sales and $85.3 million reduced pricing related to the decrease in the market price of lead.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2009	June 30, 2008	TOTAL	Related	Related
			(In thousands)

Transportation
Americas	$230,797	$306,376	$(75,579)	$—	$(75,579)
Europe & ROW	146,447	275,873	(129,426)	(22,866)	(106,560)
Industrial Energy
Americas	59,934	89,196	(29,262)	—	(29,262)
Europe & ROW	155,676	299,830	(144,154)	(25,719)	(118,435)

TOTAL	$592,854	$971,275	$(378,421)	$(48,585)	$(329,836)

     Transportation Americas net sales were $230.8 million for the first quarter of fiscal 2010 versus $306.4 million for the first quarter of fiscal 2009. Net sales decreased by $75.6 million or 24.7% due to a decline in aftermarket and OEM unit sales as well as a $7.6 million unfavorable impact caused by the lower average price of lead. Lower unit sales in the current quarter included the transition of two customers (NAPA and CSK) to an alternative supplier. Third-party lead sales for the fiscal 2010 first quarter were approximately $14.5 million higher than the fiscal 2009 first quarter.
     Transportation Europe and ROW net sales were $146.4 million for the first quarter of fiscal 2010 versus $275.9 million for the first quarter of fiscal 2009. Net sales, excluding an unfavorable impact of $22.9 million in foreign currency translation, were lower by $106.6 million or 38.6% mainly due to lower unit volumes in the aftermarket and OEM channels, as well as $46.2 million in reduced pricing related to the decrease in the market price of lead.
     Industrial Energy Americas net sales were $59.9 million for the first quarter of fiscal 2010 versus $89.2 million for the first quarter of fiscal 2009. Net sales decreased by $29.3 million or 32.8% due to lower unit sales in the motive power and network power markets as well as a $4.5 million unfavorable impact caused by the lower average price of lead. A portion of the reduction in motive power unit sales resulted from an approximate 40% reduction in new lift truck orders during the quarter.
     Industrial Energy Europe and ROW net sales were $155.7 million for the first quarter of fiscal 2010 versus $299.8 million for the first quarter of fiscal 2009. Net sales, excluding an unfavorable foreign currency translation impact of $25.7 million, decreased $118.4 million or 39.5% due to lower unit sales in the network power and motive power markets as well as a $27.0 million unfavorable impact of the lower average price of lead.
     Gross Profit
     Gross profit was $106.7 million in the first quarter of fiscal 2010 versus $169.5 million in the first quarter of fiscal 2009. Gross margin increased 0.6% to 18.0% from 17.4% in the first quarter of fiscal 2009. Gross profit in each of the Company’s business segments was impacted by lower unit sales, partially offset by improved manufacturing efficiencies. Foreign currency translation unfavorably impacted gross profit in the first quarter of fiscal 2010 by $9.2 million.

	For the Three Months Ended
	June 30, 2009		June 30, 2008		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
				(In thousands)

Transportation
Americas	$38,192	16.5%	$59,446	19.4%	$(21,254)	$—	$(21,254)
Europe & ROW	18,820	12.9%	30,431	11.0%	(11,611)	(2,977)	(8,634)
Industrial Energy
Americas	13,260	22.1%	23,791	26.7%	(10,531)	—	(10,531)
Europe & ROW	36,412	23.4%	55,812	18.6%	(19,400)	(6,209)	(13,191)

TOTAL	$106,684	18.0%	$169,480	17.4%	$(62,796)	$(9,186)	$(53,610)

Transportation Americas gross profit was $38.2 million or 16.5% of net sales in the first quarter of fiscal 2010 versus $59.4 million or 19.4% of net sales in the first quarter of fiscal 2009. The decrease in gross profit is primarily due to lower unit sales, partially offset by improved plant and distribution efficiencies.
     Transportation Europe and ROW gross profit was $18.8 million or 12.9% of net sales in the first quarter of fiscal 2010 versus $30.4 million or 11.0% of net sales in the first quarter of fiscal 2009. Foreign currency translation unfavorably impacted gross profit during the first quarter of fiscal 2010 by approximately $3.0 million. The remaining decrease in gross profit was primarily due to lower unit sales in both the aftermarket and OEM channels, partially offset by improved manufacturing efficiencies. The Auxerre, France battery plant, which is targeted for closure, had only minimal production during the current quarter. Final closure negotiations are near completion, and benefits will begin to be realized in the second fiscal quarter.
     Industrial Energy Americas gross profit was $13.3 million or 22.1% of net sales in the first quarter of fiscal 2010 versus $23.8 million or 26.7% of net sales in the first quarter of fiscal 2009. The decrease in gross profit was primarily due to lower unit sales in both the network power and motive power markets.
     Industrial Energy Europe and ROW gross profit was $36.4 million or 23.4% of net sales in the first quarter of fiscal 2010 versus $55.8 million or 18.6% of net sales in the first quarter of fiscal 2009. Gross profit, excluding an unfavorable foreign currency translation impact of $6.2 million, decreased $13.2 million primarily due to lower unit sales in both markets, partially offset by improved plant and distribution efficiencies.
     Expenses
     Total expenses were flat at $155.3 million in the first quarter of fiscal 2010 and fiscal 2009, and were impacted by the following items:
•	Selling, marketing, and advertising expenses decreased $13.6 million, to $65.3 million in the first quarter of fiscal 2010 from $78.9 million in the first quarter of fiscal 2009 due in part to a favorable foreign currency translation impact of $7.3 million. Excluding the foreign currency translation impact, the expenses decreased by $6.3 million primarily due to decreases in sales commissions, and other spending controls.

•	General and administrative expenses decreased $4.3 million, to $42.9 million in the first quarter of fiscal 2010 from $47.2 million in the first quarter of fiscal 2009. The decrease primarily resulted from a favorable foreign currency translation impact of $4.5 million. Excluding the foreign currency translation impact, the expenses in the first quarter of fiscal 2010 were essentially flat versus the first quarter of fiscal 2009.

•	Restructuring expenses increased $33.5 million to $35.7 million in the first quarter of fiscal 2010 from $2.2 million in the first quarter of fiscal 2009. This increase primarily related to costs associated with headcount reductions in certain manufacturing facilities, principally the Auxerre, France transportation battery plant and the Over Hulton, U.K. industrial energy battery plant.

•	Other (income) expenses were ($3.4) million in the first quarter of fiscal 2010 versus $7.8 million in the first quarter of fiscal 2009. The net change is primarily due to a $7.4 million increase in foreign currency translation, and a $9.2 million lower loss on revaluation of warrants, partially offset by $5.3 million higher losses on asset sales and impairments, principally plant and equipment write downs for the Over Hulton battery plant.

•	Interest expense decreased $4.5 million, to $14.7 million in the first quarter of fiscal 2010 from $19.2 million in the first quarter of fiscal 2009 primarily due to lower borrowings and the favorable impact of lower interest rates on borrowings under the Company’s Credit Agreement.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2009	June 30, 2008	TOTAL	Related	Related
			(In thousands)

Transportation
Americas	$32,887	$32,754	$(133)	$—	$(133)
Europe & ROW	42,202	31,039	(11,163)	5,988	(17,151)
Industrial Energy
Americas	10,647	9,966	(681)	—	(681)
Europe & ROW	52,344	44,026	(8,318)	7,322	(15,640)

Unallocated expenses	17,193	37,514	20,321	1,783	18,538

TOTAL	$155,273	$155,299	$26	$15,093	$(15,067)

     Transportation Americas expenses were essentially flat at $32.9 million in the first quarter of fiscal 2010 versus $32.8 million in the first quarter of fiscal 2009.
     Transportation Europe and ROW expenses were $42.2 million in the first quarter of fiscal 2010 versus $31.0 million in the first quarter of fiscal 2009. Foreign currency translation favorably impacted expenses in the first quarter of fiscal 2010 by approximately $6.0 million. Excluding the currency impact, expenses increased by $17.2 million primarily due to restructuring expenses related to the planned closure of the Auxerre, France manufacturing facility.
     Industrial Energy Americas expenses were essentially flat at $10.6 million in the first quarter of fiscal 2010 versus $10.0 million in the first quarter of fiscal 2009.
     Industrial Energy Europe and ROW expenses were $52.3 million in the first quarter of fiscal 2010 versus $44.0 million in the first quarter of fiscal 2009. Excluding a favorable foreign currency translation impact of approximately $7.3 million, expenses increased by $15.6 million, primarily due to restructuring expenses related to the closure of the Over Hulton, U.K. manufacturing facility.
     Unallocated corporate expenses were $17.2 million in the first quarter of fiscal 2010 versus $37.5 million in the first quarter of fiscal 2009:

	For the Three Months Ended		FAVORABLE
	June 30, 2009	June 30, 2008	(UNFAVORABLE)
		(In thousands)

Corporate expenses	$10,642	$9,660	$(982)
Other (income) expense:
Currency remeasurement gain	(8,684)	(1,046)	7,638
Loss on revaluation of warrants	471	9,685	9,214
Other	44	(10)	(54)
Interest, net	14,720	19,225	4,505

TOTAL	$17,193	$37,514	$20,321

     Foreign currency translation favorably impacted unallocated expenses by $1.8 million in the first quarter of fiscal 2010.

     Income Taxes

	For the Three Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)

Pre-tax income (loss)	$(49,144)	$13,718
Income tax provision	4,872	23,469

Effective tax rate	(9.9%)	171.1%
     The effective tax rate for the first quarter of fiscal 2010 and fiscal 2009 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, France, and Australia. The effective tax rate for the first quarter of fiscal 2010 and 2009, respectively, was impacted by the recognition of $19.7 million and $16.5 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, Italy, and Australia. In addition, the effective tax rate for the first quarter of fiscal 2010 was impacted by $0.5 million in warrant revaluation income, which is fully excluded for U.S. tax purposes. During the first quarter of fiscal 2009, the Company established a full valuation reserve of $13.3 million on its net deductible temporary differences and loss carryforwards related to its Australian operations. In addition, the income tax provision for the first quarter of fiscal 2009 decreased as a result of the removal of $3.1 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of the Company’s effective tax rate.
Liquidity and Capital Resources
     As of June 30, 2009, the Company had cash and cash equivalents of $121.5 million and availability under the Company’s revolving loan facility of $110.0 million. This compared to cash and cash equivalents of $69.5 million and availability under the revolving loan facility of $130.6 million as of March 31, 2009.
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
The Term Loan
     Borrowings under the term loan in U.S. Dollars bear interest at a rate equal to LIBOR plus 3.00%, and borrowings under the Term Loan in Euros bear interest at a rate equal to LIBOR plus 3.25%. The term loans will mature in May 2012, but are prepayable at any time at par value.

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
     Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at June 30, 2009 and March 31, 2009 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At June 30, 2009, the Company was in compliance with covenants contained in the Credit Agreement and indenture agreements that govern the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At June 30, 2009, the Company had outstanding letters of credit with a face value of $57.1 million and surety bonds with a face value of $4.4 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2009, pursuant to the terms of the agreement, was $2.7 million.

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
Sources of Cash
     The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable. Additional cash has been generated in recent years through rights offerings, common stock issuances, and the sale of non-core businesses and assets.
     Cash flows provided by operating activities were $56.5 million and $40.1 million in the first quarter of fiscal 2010 and fiscal 2009, respectively. The operating cash flows generated in the first quarter of fiscal 2010 were primarily attributable to improved working capital resulting from lower lead prices and the related impact on inventory and accounts payable combined with decreased production levels.
     Total debt at June 30, 2009 was $666.9 million, as compared to $658.2 million at March 31, 2009. See Note 7 to the Condensed Consolidated Financial Statements for the composition of such debt.
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
     Cash provided by (used in) financing activities was $7.7 million and ($3.8) million in the first quarter of fiscal 2010 and fiscal 2009, respectively. This increase relates primarily to proceeds from debt borrowings.
     The Company believes that it will have ongoing liquidity to support its operational restructuring programs during the remainder of fiscal 2010, which include, among other things, payment of remaining accrued restructuring costs of approximately $66.5 million as of June 30, 2009. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.
     Capital expenditures were $15.2 million and $11.8 million in the first quarter of fiscal 2010 and 2009, respectively.
     The estimated fiscal 2010 pension plan contributions are $14.9 million and other post-retirement contributions are $2.0 million. Payments aggregating $3.3 million were made during the first quarter of fiscal 2010.
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

Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $18.9 million and $0.6 million of foreign currency trade accounts receivable as of June 30, 2009 and March 31, 2009, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Changes to the quantitative and qualitative market risks as of June 30, 2009 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009 for further information.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (v) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (vi) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (vii) competitiveness of the battery markets in the Americas and Europe, (viii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (ix) general economic conditions, (x) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xi) the Company’s reliance on a single supplier for its polyethylene battery separators, (xii) the Company’s ability to successfully pass along increased material costs to its customers, (xiii) the loss of one or more of the Company’s major customers for its industrial or transportation products, (xiv) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, and (xv) the ability of the Company’s customers to pay for products and services in light of liquidity constraints resulting from global economic conditions and restrictive credit markets, and (xvi) those risk factors described in the Company’s fiscal 2009 Form 10-K filed on June 4, 2009.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 11 to the Condensed Consolidated Financial Statements in this document.
Item 1A. Risk Factors
     The risk factors which were disclosed in the Company’s fiscal 2009 Form 10-K have not materially changed since we filed our fiscal 2009 Form 10-K. See Item 1A to Part I of the Company’s fiscal 2009 Form 10-K for a complete discussion of these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased (1)	Unit)	Programs	Plans or Programs
April 1 through April 30	—	—
May 1 through May 31	3,078	$6.10
June 1 through June 30	245	$4.05

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5.Other Information
     None
Item 6. Exhibits

4.1	Rights Agreement, dated as of December 6, 2008 by and between Exide Technologies and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 to the Form 8-A Registration Statement filed by Exide Technologies on December 8, 2008.

10.1	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Gordon A. Ulsh*

10.2	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Mitchell S. Bregman*

10.3	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Phillip A. Damaska*

10.4	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Barbara A. Hatcher*

10.5	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Edward J. O’Leary*

31.1	Certification of Gordon A. Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES
By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and Chief Financial Officer

	Date:	August 6, 2009