Form 10-Q
period 2009-09-30
EXIDE TECHNOLOGIES
filed 2009-11-05
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
     As of October 30, 2009, 75,592,572 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

NET SALES	$631,815	$914,174	$1,224,669	$1,885,449
COST OF SALES	501,909	752,290	988,079	1,554,085

Gross profit	129,906	161,884	236,590	331,364

EXPENSES:
Selling, marketing and advertising	63,801	79,670	129,119	158,526
General and administrative	46,367	43,488	89,297	90,659
Restructuring	10,431	9,655	46,097	11,878
Other (income) expense, net	(7,039)	16,692	(10,400)	24,515
Interest expense, net	14,817	18,401	29,536	37,626

	128,377	167,906	283,649	323,204

Income (loss) before reorganization
items and income taxes	1,529	(6,022)	(47,059)	8,160
REORGANIZATON ITEMS, NET	320	472	875	935
INCOME TAX PROVISION	9,130	3,408	14,002	26,878

Net loss	(7,921)	(9,902)	(61,936)	(19,653)
NET INCOME ATTRIBUTABLE TO
NONCONTROLLING INTERESTS	68	334	26	894

Net loss attributable to Exide Technologies	$(7,989)	$(10,236)	$(61,962)	$(20,547)

LOSS PER SHARE
Basic and Diluted	$(0.11)	$(0.14)	$(0.82)	$(0.27)

WEIGHTED AVERAGE SHARES
Basic and Diluted	75,880	75,455	75,848	75,416

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	September 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$109,160	$69,505
Receivables, net of allowance for doubtful accounts of $32,882 and $28,855	478,710	497,841
Inventories	435,438	420,815
Prepaid expenses and other	17,855	17,427
Deferred financing costs, net	5,066	4,890
Deferred income taxes	26,572	33,005

Total current assets	1,072,801	1,043,483

Property, plant and equipment, net	609,383	586,261

Other assets:
Goodwill	4,262	4,022
Other intangibles, net	186,516	175,311
Investments in affiliates	2,031	2,048
Deferred financing costs, net	10,019	12,134
Deferred income taxes	54,866	51,272
Other	32,224	25,656

	289,918	270,443

Total assets	$1,972,102	$1,900,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,251	$6,977
Current maturities of long-term debt	5,083	5,048
Accounts payable	299,647	261,652
Accrued expenses	303,156	279,447
Warrants liability	1,345	1,143

Total current liabilities	617,482	554,267
Long-term debt	658,540	646,180
Noncurrent retirement obligations	212,129	197,403
Deferred income taxes	29,958	30,229
Other noncurrent liabilities	135,064	130,041

Total liabilities	1,653,173	1,558,120

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 75,530 and 75,499 shares issued and outstanding	755	755
Additional paid-in capital	1,114,745	1,111,001
Accumulated deficit	(849,243)	(787,281)
Accumulated other comprehensive income	35,454	1,752

Total stockholders’ equity attributable to Exide Technologies	301,711	326,227
Noncontrolling interests	17,218	15,840

Total stockholders’ equity	318,929	342,067

Total liabilities and stockholders’ equity	$1,972,102	$1,900,187

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	September 30, 2009	September 30, 2008
Cash Flows From Operating Activities:
Net loss	$(61,936)	$(19,653)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	45,501	51,295
Unrealized loss on warrants	202	471
Net loss on asset sales / impairments	6,174	1,135
Deferred income taxes	5,898	7,606
Provision for doubtful accounts	3,188	3,641
Non-cash stock compensation	5,182	2,506
Reorganization items, net	875	935
Amortization of deferred financing costs	2,490	2,612
Currency remeasurement (gain) loss	(16,860)	25,884
Changes in assets and liabilities —
Receivables	52,910	108,960
Inventories	16,180	9,599
Prepaid expenses and other	720	(1,248)
Payables	18,942	(53,098)
Accrued expenses	(785)	(7,756)
Noncurrent liabilities	(6,347)	(17,759)
Other, net	(8,121)	(4,546)

Net cash provided by operating activities	64,213	110,584

Cash Flows From Investing Activities:
Capital expenditures	(35,910)	(36,154)
Proceeds from sales of assets, net	(51)	16,265

Net cash used in investing activities	(35,961)	(19,889)

Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	177	(1,937)
Decrease in borrowings under Senior Secured Credit Facility	(1,501)	(1,662)
Increase (decrease) in other debt	8,214	(3,183)
Common stock issuance	—	244
Acquisition of noncontrolling interest in subsidiary	(1,338)	—

Net cash provided by (used in) financing activities	5,552	(6,538)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,851	(4,805)

Net Increase In Cash and Cash Equivalents	39,655	79,352
Cash and Cash Equivalents, Beginning of Period	69,505	90,547

Cash and Cash Equivalents, End of Period	$109,160	$169,899

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period —
Interest	$23,384	$33,502
Income taxes (net of refunds)	$(603)	$4,797
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
     The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results of operations and financial position for the periods presented. This includes accounting and disclosures related to any subsequent events occurring from the balance sheet date through November 5, 2009, the date the financial statements were issued.
     The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 168 — The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification™ (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. GAAP is not intended to be changed as a result of the FASB’s Codification project, and the adoption of the ASC effective with this quarterly report will have no impact on the Company’s results of operations, financial position, or cash flows.
     Certain amounts in the Condensed Consolidated Financial Statements as of March 31, 2009 and for the three and six months ended September 30, 2008 have been adjusted to conform to the presentation of equivalent amounts in the current period which reflect the adoption of a new accounting standard related to the presentation of minority (noncontrolling) ownership interests in consolidated subsidiaries.
(2) STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
     The Company adopted a new accounting standard on April 1, 2009. This guidance, among other things, requires that minority ownership interests (noncontrolling interests) in consolidated subsidiaries be reflected as a component of total stockholders’ equity in the Company’s Condensed Consolidated Balance Sheets, and that earnings (losses) attributable to noncontrolling interests be shown separately from those attributable to the Company in its Condensed Consolidated Statements of Operations. The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Capital	Deficit	Income	Interests	Equity
	(In thousands)

Total Stockholders’ Equity at April 1, 2009	$755	$1,111,001	$(787,281)	$1,752	$15,840	$342,067

Net loss	—	—	(61,962)	—	26	(61,936)
Defined benefit plans, net of tax	—	—	—	2,175	—	2,175
Translation adjustment	—	—	—	31,107	1,386	32,493
Unrealized gain on derivatives, net of tax	—	—	—	420	—	420
Increase in ownership of subsidiary	—	(1,438)	—	—	(34)	(1,472)
Stock compensation	—	5,182	—	—	—	5,182

Total Stockholders’ Equity at September 30, 2009	$755	$1,114,745	$(849,243)	$35,454	$17,218	$318,929

Total comprehensive income (loss) and its components are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Net loss	$(7,921)	$(9,902)	$(61,936)	$(19,653)

Defined benefit plans	32	(5,413)	2,175	(5,233)
Cumulative translation adjustment	11,520	(37,357)	31,107	(38,575)
Derivatives qualifying as hedges	(186)	(1,236)	420	2,675

Total comprehensive income (loss)	$3,445	$(53,908)	$(28,234)	$(60,786)

Comprehensive income/loss attributable to noncontrolling interests was not material for the three month and six month periods ended September 30, 2009 and 2008.
(3) ACCOUNTING FOR DERIVATIVES
     The Company accounts for derivative instruments as assets or liabilities, based on measurements of their fair values. The Company does not enter into derivative contracts for trading or speculative purposes. Derivatives are used only to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive income, and subsequently recorded to earnings only as the related variability on the hedged transaction is recorded in earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in earnings immediately upon occurrence. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving fair value changes that offset the fair value changes of the assets or liabilities being hedged. Regardless of a derivative’s accounting qualification, changes in its fair value that are not offset by fair value changes in the asset or liability being hedged are considered ineffective, and are recognized in earnings immediately.
     In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations through February 27, 2011. The rate is fixed at 3.33% per annum through the remainder of the term of the agreement. The interest rate swap is designated as a cash-flow hedging instrument.
     In August 2008, the Company entered into a foreign currency forward contract in the notional amount of $62.8 million to mitigate the effect of foreign currency exchange rate fluctuations of a certain foreign subsidiary’s debt that is denominated in U.S. dollars. The forward contract and the indebtedness mature in May 2012. Because the Company has not designated this contract as a hedging instrument, changes in its fair value are recognized immediately in earnings.
     The following tables set forth information on the presentation of these derivative instruments in the Company’s Condensed Consolidated Financial Statements:

	Balance	Fair Value As of
	Sheet	September 30, 2009	March 31, 2009
		(In thousands)
Asset Derivative:
Foreign Exchange Forward	Other noncurrent assets	n/a	$4,962

Liability Derivatives:
Foreign Exchange Forward	Other noncurrent	$551	n/a
Interest Rate Swap	liabilities	6,876	7,461

	Statement of	For the Three Months Ended		For the Six Months Ended
	Operations	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(In thousands)
Foreign Currency Forward
Loss (Gain) recorded in Statement of Operations	Other (income) expense, net	$2,168	$(2,275)	$5,514	$(2,275)

Interest Rate Swap
Realized loss recorded in Statement of Operations	Interest expense, net	1,598	523	3,010	658
     Approximately $2.3 million is expected to be reclassified from other comprehensive income (“OCI”) to interest expense during the remainder of fiscal 2010.
(4) INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets consist of:

	Trademarks and	Trademarks and
	Tradenames	Tradenames
	(not subject to	(subject to	Customer
	amortization)	amortization)	relationships	Technology	Total
	(In thousands)
As of September 30, 2009:
Gross Amount	$63,301	$14,386	$119,307	$31,418	$228,412
Accumulated Amortization	—	(6,154)	(27,031)	(8,711)	(41,896)

Net	$63,301	$8,232	$92,276	$22,707	$186,516

As of March 31, 2009:
Gross Amount	$58,134	$13,223	$109,690	$28,544	$209,591
Accumulated Amortization	—	(5,134)	(22,569)	(6,577)	(34,280)

Net	$58,134	$8,089	$87,121	$21,967	$175,311

Amortization of intangible assets for the first six months of fiscal 2010 and 2009 were $4.4 million and $3.9 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8.0 million to $9.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.
      Goodwill
     In the fourth quarter of fiscal 2009, the Company purchased shares not previously owned in a majority-owned subsidiary. The purchase price of the additional shares amounted to approximately $4.9 million. Of this amount, approximately $4.2 million could not be attributed to the fair values of specific purchased tangible assets or identifiable intangible assets, and has been recorded as goodwill. The goodwill has been recorded in the Company’s Transportation Europe and ROW business segment, and will be assessed at least annually for potential impairment.
(5) INVENTORIES
Inventories, valued by the first-in, first-out (“FIFO”) method, consist of:

	September 30, 2009	March 31, 2009
	(In thousands)
Raw materials	$74,126	$61,681
Work-in-process	94,835	87,986
Finished goods	266,477	271,148

	$435,438	$420,815

(6) OTHER ASSETS
Other assets consist of:

	September 30, 2009	March 31, 2009
	(In thousands)
Deposits (a)	$19,423	$9,265
Capitalized software, net	3,351	4,017
Loan to affiliate	1,005	1,005
Retirement plans	3,333	1,341
Financial instruments	—	4,962
Other	5,112	5,066

	$32,224	$25,656

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.
(7) DEBT
     At September 30, 2009 and March 31, 2009, short-term borrowings of $8.3 million and $7.0 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 4.1% and 5.8% at September 30, 2009 and March 31, 2009, respectively.
     Total long-term debt consists of:

	September 30, 2009	March 31, 2009
	(In thousands)
Senior Secured Credit Facility	$296,383	$287,966
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 9% due in installments through 2015	17,240	13,262

Total	663,623	651,228
Less — current maturities	5,083	5,048

Total Long-Term Debt	$658,540	$646,180

Total debt at September 30, 2009 and March 31, 2009 was $671.9 million and $658.2 million, respectively.

(8) INTEREST EXPENSE, NET
     Interest income of $0.3 million and $0.9 million, $0.5 million and $1.7 million is included in interest expense, net for the three months and six months ended September 30, 2009 and 2008, respectively.
(9) OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consist of:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Net loss on asset sales / impairments	$810	$1,040	$6,174	$1,135
Equity loss (income)	5	(1,276)	40	(1,427)
Currency remeasurement (gain) loss	(7,596)	27,690	(16,860)	25,884
(Gain) loss on revaluation of warrants (a)	(269)	(9,214)	202	471
Other	11	(1,548)	44	(1,548)

	$(7,039)	$16,692	$(10,400)	$24,515

     The increase in currency remeasurement gain relates primarily to gains on intercompany loans to foreign subsidiaries denominated in Euros and Australian currencies.

(a)	The warrants entitle the holders to purchase an aggregate of up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. The warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.
(10) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(In thousands)
Components of net periodic benefit cost:

Service cost	$866	$1,136	$1,685	$2,315
Interest cost	9,254	9,679	18,289	19,561
Expected return on plan assets	(5,911)	(7,861)	(11,705)	(15,845)
Amortization of:
Prior service cost	3	5	6	11
Actuarial loss (gain)	258	(678)	520	(1,384)

Net periodic benefit cost	$4,470	$2,281	$8,795	$4,658

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
		(In thousands)
Components of net periodic benefit cost:

Service cost	$35	$51	$68	$104
Interest cost	354	336	702	674
Amortization of:
Prior service cost	(96)	(96)	(192)	(192)
Actuarial loss	17	34	34	67

Net periodic benefit cost	$310	$325	$612	$653

     The estimated fiscal 2010 pension plan contributions are $14.9 million and other post-retirement contributions are $2.0 million. Payments aggregating $8.3 million were made during the six months ended September 30, 2009.
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
     No claims were allowed during the fiscal quarter ended September 30, 2009, and therefore no distribution of stock and warrants were made for the period. Based on information available as of October 30, 2009, approximately 11.3% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
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
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of September 30, 2009 and March 31, 2009, the amount of such reserves on the Company’s Condensed Consolidated Balance Sheets was approximately $32.2 million and $33.8 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
Guarantees
     At September 30, 2009, the Company had outstanding letters of credit with a face value of $48.8 million and surety bonds with a face value of $4.2 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at September 30, 2009, pursuant to the terms of the agreement, totaled approximately $2.2 million.
     Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2009, bank guarantees with a face value of $14.0 million were outstanding.
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

     Changes in the Company’s sales returns and allowances liability (in thousands):

Balance at March 31, 2009	$39,721
Accrual for sales returns and allowances provided	16,064
Settlements made (in cash or credit), and currency translation	(15,315)

Balance at September 30, 2009	$40,470

(12) INCOME TAXES
     The effective tax rates for the second quarter of fiscal 2010 and 2009 were impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, France, and Australia. The effective tax rate for the second quarter of fiscal 2010 and 2009, respectively, was also impacted by the recognition of $11.7 million and $23.7 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, Italy, and Australia. In addition, the effective tax rate for the second quarter of fiscal 2010 was impacted by $0.2 million in warrant revaluation expense, which is fully included for U.S. tax purposes. During the first half of fiscal 2009, the Company established a full valuation reserve of $13.3 million on its net deductible temporary differences and loss carryforwards related to its Australian operations. In addition, the income tax provision for the first half of fiscal 2009 decreased as a result of the removal of $3.1 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations.
     The significant components of the Company’s effective tax rate are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(In thousands)
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Change in valuation allowances	1017.0%	-160.3%	-69.7%	392.0%
Revaluation of warrants	-7.8%	49.7%	-0.2%	2.3%
Rate differences on foreign subsidiaries	-313.9%	27.4%	11.2%	-50.1%
Other, net	24.9%	-4.3%	-5.5%	-7.2%

Effective tax rate	755.2%	-52.5%	-29.2%	372.0%

     Each quarter, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits. This review is performed on a jurisdiction by jurisdiction basis.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2008. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2002. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.
     The Company’s unrecognized tax benefits increased from $70.5 million to $79.0 million during the second quarter of fiscal 2010 due primarily to the effects of foreign currency translation plus unrecognized tax benefits established during the period. The amount, if recognized, that would affect the Company’s effective tax rate at September 30, 2009 is $38.5 million.
     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At September 30, 2009 and March 31, 2009, before any tax benefits, the Company had $4.7 million and $4.3 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
     During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company’s effective tax rate by $0.6 million.

(13) RESTRUCTURING
     During the first six months of fiscal 2010, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the six months ended September 30, 2009, the Company recognized restructuring charges of $46.1 million, representing $40.5 million for severance and $5.6 million for related closure costs. These charges represent consolidation efforts in the Transportation America, Transportation Europe and Rest of World (“ROW”), and Industrial Europe and ROW segments for approximately 1,215 positions.
     Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total
	(In thousands)
Balance at March 31, 2009	$37,800	$4,618	$42,418

Restructuring Charges	40,499	5,598	46,097
Payments and Currency Translation	(28,759)	(2,591)	(31,350)

Balance at September 30, 2009	$49,540	$7,625	$57,165

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
(14) LOSS PER SHARE
     The Company computes basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss, after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic loss per share.
     Due to a net loss for the three and six month periods ended September 30, 2009 and September 30, 2008, certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive:

	As of
	September 30, 2009	September 30, 2008
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	4,040	3,548
Restricted stock awards	895	1,119
Warrants	6,725	6,725

Total shares excluded	15,357	15,089

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company uses available market information and appropriate methodologies to estimate the fair value of its financial instruments. Considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is currently anticipated.
     The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	September 30, 2009		March 31, 2009
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
		(In thousands)
(Liability) Asset:
Senior Secured Credit Facility	$(296,383)	$(264,473)	$(287,966)	$(195,817)
Senior Secured Notes due 2013	(290,000)	(282,750)	(290,000)	(174,000)
Convertible Senior Subordinated Notes due 2013	(60,000)	(36,000)	(60,000)	(17,475)
Interest Rate Swap (a)	(6,876)	(6,876)	(7,461)	(7,461)
Foreign Currency Forward (a)	(551)	(551)	4,962	4,962

(a)	These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value:
•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2 — Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 — Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.
The following table represents our financial (liabilities) assets that are measured at fair value on a recurring basis, and the basis for that measurement:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Total	for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

September 30, 2009:
Interest rate swap	$(6,876)	—	$(6,876)	—
Foreign currency forward	(551)	—	(551)	—

March 31, 2009:
Interest rate swap	$(7,461)	—	$(7,461)	—
Foreign currency forward	4,962	—	4,962	—
The fair value of the interest rate swap is based on observable prices as quoted for receiving the variable LIBOR rate, and paying fixed interest rates and, therefore, was classified as Level 2. The fair value of the foreign currency forward was based upon current quoted market prices and is classified as Level 2 based on the nature of the underlying market in which this derivative is traded. For additional discussion of the Company’s derivative instruments and hedging activities, see Note 3.
(16) SEGMENT INFORMATION
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

     Transportation markets include original-equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supplies (“UPS”), lift trucks and other material handling equipment, and mining and other commercial vehicles.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended September 30, 2009
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$224,770	$182,446	$56,559	$168,040	$—	$631,815
Gross profit	51,815	29,967	13,062	35,062	—	129,906
Expenses (a)	29,629	25,811	9,948	43,807	19,182	128,377
Income (loss) before reorganization items and income taxes	22,186	4,156	3,114	(8,745)	(19,182)	1,529
(a) includes:
Restructuring expenses	769	1,124	110	7,704	724	10,431

	For the Three Months Ended September 30, 2008
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$315,610	$245,355	$76,830	$276,379	$—	$914,174
Gross profit	55,741	27,011	22,990	56,142	—	161,884
Expenses (a)	31,987	33,582	10,067	45,511	46,759	167,906
Income (loss) before reorganization items and income taxes	23,754	(6,571)	12,923	10,631	(46,759)	(6,022)
(a) includes:
Restructuring expenses	381	2,304	77	6,741	152	9,655

	For the Six Months Ended September 30, 2009
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$455,566	$328,893	$116,493	$323,717	$—	$1,224,669
Gross profit	90,006	48,788	26,322	71,474	—	236,590
Expenses (a)	62,516	68,014	20,595	96,149	36,375	283,649
Income (loss) before reorganization items and income taxes	27,490	(19,226)	5,727	(24,675)	(36,375)	(47,059)
(a) includes:
Restructuring expenses	4,146	19,868	169	20,857	1,057	46,097

	For the Six Months Ended September 30, 2008
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$621,985	$521,228	$166,027	$576,209	$—	$1,885,449
Gross profit	115,187	57,442	46,781	111,954	—	331,364
Expenses (a)	64,741	64,620	20,033	89,537	84,273	323,204
Income (loss) before reorganization items and income taxes	50,446	(7,178)	26,748	22,417	(84,273)	8,160
(a) includes:
Restructuring expenses	683	3,005	(3)	8,038	155	11,878

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain/loss, and gain/loss on revaluation of warrants.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of the Company’s consolidated financial condition and results of operations. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained in this Report on Form 10-Q.
     Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-Q for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements contained herein. For a discussion of certain legal contingencies, see Note 11 to the Condensed Consolidated Financial Statements.
Executive Overview
     The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments, Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
     Transportation markets include Original Equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supplies (“UPS”), lift trucks, mining, and other commercial vehicles.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 44.3% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has decreased 18% from $2,108 per metric ton for the six months ended September 30, 2008 to $1,721 per metric ton for the six months ended September 30, 2009. At October 30, 2009, the quoted price on the LME was $2,321 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
     Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling facilities, electricity in its battery plants, and diesel fuel for distribution of its products. The Company seeks to recoup increased energy costs through price increases or surcharges. To the extent the Company is unable to pass on higher energy costs to its customers, its financial performance will be adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first six months of fiscal 2010, the exchange rate of the Euro to the U.S. Dollar has decreased 8.9% on average to $1.40 compared to $1.53 for the first six months of fiscal 2009. At September 30, 2009, the exchange rate of the Euro to the U.S, Dollar was $1.46 or 10.1% higher as compared to $1.33 at March 31, 2009. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the first six months ended September 30, 2009, approximately 53.3% of the Company’s net sales were generated in Europe and ROW. Further, approximately 67.4% of the Company’s aggregate accounts receivable and inventory as of September 30, 2009 were held by its European subsidiaries.
     The Company is also exposed, although to a lesser extent, to foreign currency risk in the U.K., Poland, Australia, and various countries in the Pacific Rim. Fluctuations of foreign exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another.
     Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results. OE volumes in the transportation and motive power channels have been and continue to be depressed, reflecting current unfavorable global economic conditions. In addition, capital spending by major customers in the Company’s network power channels continues to be below historic levels.
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
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during the six months ended September 30, 2009. See Notes 3 and 7 to the Condensed Consolidated Financial Statements in this Report on Form 10-Q.
Second quarter of Fiscal 2010 Highlights and Outlook
     The Company’s reported results continue to be impacted in fiscal 2010 by unfavorable global economic conditions, as well as fluctuations in the cost of materials and energy used in the manufacturing and distribution of the Company’s products.
     In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the price of spent batteries has also fluctuated. After a long period of rising prices, the average price of spent batteries decreased approximately 2.1% in the second quarter of fiscal 2010 versus the second quarter of fiscal 2009. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.
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
     The Company expects that volatility in lead and other commodity costs, which affect all business segments, will continue to affect the Company’s financial performance. However, selective pricing actions, lead price escalators in certain contracts and fuel surcharges are intended to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lag the rise in market prices of lead and other commodities. Both lead price escalators and fuel surcharges may not be accepted by our customers, and if the price of lead decreases, our customers may seek disproportionate price reductions.
     In addition to managing the impact of fluctuation in lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:
(i) Successful execution and completion of the Company’s restructuring plan and organizational realignment of divisional and corporate functions intended to result in further targeted headcount reductions.

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
(v) Increased research and development and engineering investments designed to develop enhanced lead-acid products as well as products utilizing alternative chemistries. In this regard, the Company continues to identify government funding opportunities to support near and long-term technological improvements in energy storage applications.
(vi) Gain further product and process efficiencies with implementation of the Global Procurement structure. This initiative focuses on leveraging existing relationships and creating an infrastructure for global search for products and components.
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on its historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The Company believes that the critical accounting policies and estimates disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for further information.
Results of Operations
Three months ended September 30, 2009 compared with three months ended September 30, 2008
Net Sales
     Net sales were $631.8 million for the second quarter of fiscal 2010 versus $914.2 million in the second quarter of fiscal 2009. Foreign currency translation (primarily the Euro against the U.S. dollar) unfavorably impacted net sales in the second quarter of fiscal 2010 by approximately $16.2 million. Excluding the foreign currency translation impact, net sales decreased by approximately $266.2 million, or 29.1% primarily the result of lower unit sales and $57.4 million in lead related price reductions.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	September 30, 2009	September 30, 2008	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$224,770	$315,610	$(90,840)	$—	$(90,840)
Europe & ROW	182,446	245,355	(62,909)	(8,142)	(54,767)
Industrial Energy
Americas	56,559	76,830	(20,271)	—	(20,271)
Europe & ROW	168,040	276,379	(108,339)	(8,028)	(100,311)

TOTAL	$631,815	$914,174	$(282,359)	$(16,170)	$(266,189)

     Transportation Americas net sales were $224.8 million for the second quarter of fiscal 2010 versus $315.6 million for the second quarter of fiscal 2009. Net sales decreased by $90.8 million or 28.8% due to a decline in aftermarket and OEM unit sales as well as a $10.5 million unfavorable impact caused by the lower average price of lead. Lower unit sales in the current quarter included the transition of two customers (NAPA and CSK) to an alternative supplier. Third-party lead sales for the fiscal 2010 second quarter were approximately $3.6 million higher than such sales during the fiscal 2009 second quarter.

     Transportation Europe and ROW net sales were $182.5 million for the second quarter of fiscal 2010 versus $245.4 million for the second quarter of fiscal 2009. Net sales, excluding an unfavorable impact of $8.1 million in foreign currency translation, decreased by $54.8 million or 22.3% mainly due to lower unit volumes in the aftermarket and OEM channels, as well as $30.4 million in reduced pricing related to the decrease in the market price of lead. Unit sales in the European aftermarket channel, however, increased in the 2010 fiscal second quarter by 5.1% compared to such sales in the comparable 2009 fiscal period.
     Industrial Energy Americas net sales were $56.6 million for the second quarter of fiscal 2010 versus $76.8 million for the second quarter of fiscal 2009. Net sales decreased by $20.3 million or 26.4% due to lower unit sales in the motive power and network power markets as well as a $7.6 million unfavorable pricing due to the lower average price of lead.
     Industrial Energy Europe and ROW net sales were $168.0 million for the second quarter of fiscal 2010 versus $276.4 million for the second quarter of fiscal 2009. Net sales, excluding an unfavorable foreign currency translation impact of $8.0 million, decreased $100.3 million or 36.3% due to lower unit sales in the network power and motive power markets as well as an $8.9 million unfavorable lead related pricing.
     Gross Profit
     Gross profit was $129.9 million in the second quarter of fiscal 2010 versus $161.9 million in the second quarter of fiscal 2009. Gross margin increased 2.9% to 20.6% from 17.7% in the second quarter of fiscal 2009. Gross profit in each of the Company’s business segments was impacted by lower unit sales, partially offset by improved manufacturing efficiencies. Foreign currency translation unfavorably impacted gross profit in the second quarter of fiscal 2010 by $2.7 million.

	For the Three Months Ended
	September 30, 2009		September 30, 2008		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$51,815	23.1%	$55,741	17.7%	$(3,926)	$—	$(3,926)
Europe & ROW	29,967	16.4%	27,011	11.0%	2,956	(1,242)	4,198
Industrial Energy
Americas	13,062	23.1%	22,990	29.9%	(9,928)	—	(9,928)
Europe & ROW	35,062	20.9%	56,142	20.3%	(21,080)	(1,450)	(19,630)

TOTAL	$129,906	20.6%	$161,884	17.7%	$(31,978)	$(2,692)	$(29,286)

     Transportation Americas gross profit was $51.8 million or 23.1% of net sales in the second quarter of fiscal 2010 versus $55.7 million or 17.7% of net sales in the second quarter of fiscal 2009. The decrease in gross profit is primarily due to lower unit sales, partially offset by improved plant and distribution efficiencies. The increase in gross margin percentage also reflects the benefits of restructuring initiatives taken in the first quarter of fiscal 2010.
     Transportation Europe and ROW gross profit was $30.0 million or 16.4% of net sales in the second quarter of fiscal 2010 versus $27.0 million or 11.0% of net sales in the second quarter of fiscal 2009. Foreign currency translation unfavorably impacted gross profit during the second quarter of fiscal 2010 by approximately $1.2 million. The remaining increase in gross profit was primarily due to benefits realized by the closure of the Auxerre, France battery plant and savings realized in all facilities from the Take Charge! initiative. These savings were partially offset by lower unit sales, principally in the OEM channels.
     Industrial Energy Americas gross profit was $13.1 million or 23.1% of net sales in the second quarter of fiscal 2010 versus $23.0 million or 29.9% of net sales in the second quarter of fiscal 2009. The decrease in gross profit was primarily due to lower unit sales in both the network power and motive power markets.
     Industrial Energy Europe and ROW gross profit was $35.1 million or 20.9% of net sales in the second quarter of fiscal 2010 versus $56.1 million or 20.3% of net sales in the second quarter of fiscal 2009. Gross profit, excluding an unfavorable foreign currency translation impact of $1.5 million, decreased $19.6 million primarily due to lower unit sales in both the network power and motive power markets, partially offset by improved plant and distribution efficiencies. The closure of the Company’s battery facility in the U.K. began to favorably impact results late in the quarter.
     Expenses
Total expenses were $128.3 million in the second quarter of fiscal 2010 versus $167.9 million in the second quarter of fiscal 2009, and were impacted by the following items:

•	Selling, marketing, and advertising expenses decreased $15.9 million, to $63.8 million in the second quarter of fiscal 2010 from $79.7 million in the second quarter of fiscal 2009 due in part to a favorable foreign currency translation of $3.0 million. Excluding the foreign currency translation impact, the expenses decreased by $12.9 million primarily due to decreases in sales commissions and other spending controls.

•	General and administrative expenses increased $2.9 million, to $46.4 million in the second quarter of fiscal 2010 from $43.5 million in the second quarter of fiscal 2009. The increase included a favorable foreign currency translation impact of $2.1 million. Excluding the foreign currency translation impact, the expenses in the second quarter of fiscal 2010 increased by $5.0 million primarily due to increases in engineering spending and non-cash stock compensation costs, partially offset by decreases in discretionary expenses.

•	Restructuring expenses increased $0.7 million to $10.4 million in the second quarter of fiscal 2010 from $9.7 million in the second quarter of fiscal 2009. This increase primarily related to costs associated with headcount reductions in certain manufacturing facilities, principally the Over Hulton, U.K. industrial energy battery plant closure.

•	Other (income) expenses were ($7.0) million in the second quarter of fiscal 2010 versus $16.7 million in the second quarter of fiscal 2009. The net change was primarily driven by a currency remeasurement gain of $7.5 million in the current period compared with a $26.8 million loss in the prior year, partially offset by a $8.9 million lower gain on revaluation of warrants.

•	Interest expense decreased $3.6 million, to $14.8 million in the second quarter of fiscal 2010 from $18.4 million in the second quarter of fiscal 2009 primarily due to the favorable impact of lower borrowings and interest rates on borrowings under the Company’s Credit Agreement.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	September 30, 2009	September 30, 2008	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$29,629	$31,987	$2,358	$—	$2,358
Europe & ROW	25,811	33,582	7,771	1,509	6,262
Industrial Energy
Americas	9,948	10,067	119	—	119
Europe & ROW	43,807	45,511	1,704	1,561	143

Unallocated expenses	19,182	46,759	27,577	522	27,055

TOTAL	$128,377	$167,906	$39,529	$3,592	$35,937

     Transportation Americas expenses were $29.6 million in the second quarter of fiscal 2010 versus $32.0 million in the second quarter of fiscal 2009. The decrease in expenses was primarily due to restructuring initiatives.
     Transportation Europe and ROW expenses were $25.8 million in the second quarter of fiscal 2010 versus $33.6 million in the second quarter of fiscal 2009. Foreign currency translation favorably impacted expenses in the second quarter of fiscal 2010 by approximately $1.5 million. Excluding the foreign currency translation impact, expenses decreased by $6.3 million primarily due to a higher bad debt provision in the prior year, as well as lower marketing expenses.
     Industrial Energy Americas expenses were essentially flat at $10.0 million in the second quarter of fiscal 2010 versus $10.1 million in the second quarter of fiscal 2009.
     Industrial Energy Europe and ROW expenses were $43.8 million in the second quarter of fiscal 2010 versus $45.5 million in the second quarter of fiscal 2009. Excluding a favorable foreign currency translation impact of approximately $1.6 million, expenses were essentially flat.
     Unallocated corporate expenses were $19.2 million in the second quarter of fiscal 2010 versus $46.8 million in the second quarter of fiscal 2009:

	For the Three Months Ended		FAVORABLE
	September 30, 2009	September 30, 2008	(UNFAVORABLE)
	(In thousands)
Corporate expenses	$11,376	$10,606	$(770)
Restructuring	724	153	(571)
Other (income) expense:
Currency remeasurement (gain) loss	(7,484)	26,805	34,289
Gain on revaluation of warrants	(269)	(9,214)	(8,945)
Other	18	8	(10)
Interest, net	14,817	18,401	3,584

TOTAL	$19,182	$46,759	$27,577

     Foreign currency translation favorably impacted unallocated expenses by $0.5 million in the second quarter of fiscal 2010.
     Income Taxes

	For the Three Months Ended
	September 30, 2009	September 30, 2008
	(In thousands)
Pre-tax income (loss)	$1,209	$(6,494)
Income tax provision	9,130	3,408

Effective tax rate	755.2%	-52.5%
     The effective tax rate for the second quarter of fiscal 2010 and fiscal 2009 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, and Australia. The effective tax rate for the second quarter of fiscal 2010 and 2009, respectively, was impacted by the (reduction)/recognition of $(8.0) million and $10.5 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, Spain, Italy, and Australia. In addition, the effective tax rate for the second quarter of fiscal 2010 was impacted by $0.3 million in warrant revaluation income, which is fully excluded for U.S. tax purposes. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of the Company’s effective tax rate.
Six months ended September 30, 2009 compared with six months ended September 30, 2008
Net Sales
     Net sales were $1.22 billion in the first half of fiscal 2010 versus $1.89 billion in the first half of fiscal 2009. Foreign currency translation unfavorably impacted net sales in the first half of fiscal 2010 by approximately $64.7 million. Excluding the foreign currency translation impact, net sales decreased by approximately $596.0 million, or 31.6% primarily as a result of lower unit sales and $161.7 million in reduced pricing related to the decrease in the market price of lead.

			FAVORABLE / (UNFAVORABLE)
	For the Six Months Ended			Currency	Non-Currency
	September 30, 2009	September 30, 2008	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$455,566	$621,985	$(166,419)	$—	$(166,419)
Europe & ROW	328,893	521,228	(192,335)	(31,007)	(161,328)
Industrial Energy
Americas	116,493	166,027	(49,534)	—	(49,534)
Europe & ROW	323,717	576,209	(252,492)	(33,747)	(218,745)

TOTAL	$1,224,669	$1,885,449	$(660,780)	$(64,754)	$(596,026)

     Transportation Americas net sales were $455.6 million in the first half of fiscal 2010 versus $622.0 million in the first half of fiscal 2009. Net sales were $166.4 million or 26.8% lower due to the decline in aftermarket and OEM unit sales as well as a $37.1 million unfavorable impact of the lower average price of lead. Lower unit sales in the current first half partially resulted from the transition of two customers (NAPA and CSK) to an alternate supplier. Third-party lead sales for the fiscal 2010 first half were approximately $18.1 million higher than such third-party sales in the fiscal 2009 first half.
     Transportation Europe and ROW net sales were $328.9 million in the first half of fiscal 2010 versus $521.2 million in the first half of fiscal 2009. Foreign currency translation unfavorably impacted the first half of fiscal 2010 by approximately $31.0 million. Excluding the impact of foreign currency translation, net sales were lower primarily due to lower unit volumes in the aftermarket and OEM channels, as well as $76.6 million in reduced pricing related to the lower average price of lead.
     Industrial Energy Americas net sales in the first half of fiscal 2010 were $116.5 million versus $166.0 million in the first half of fiscal 2009. Net sales were $49.5 million or 30.0% lower due to lower unit sales in the motive power and network power markets as well as a $12.1 million unfavorable impact of the lower average price of lead.
     Industrial Energy Europe and ROW net sales in the first half of fiscal 2010 were $323.7 million versus $576.2 million in the first half of fiscal 2009. Foreign currency translation unfavorably impacted net sales in the first half of fiscal 2010 by approximately $33.7 million. The remaining decrease in net sales of $218.7 million was primarily due to lower unit sales in the network power and motive power markets as well as a $35.9 million unfavorable impact of the lower average price of lead.
Gross Profit
     Gross profit was $236.6 million, or 19.3% of net sales in the first half of fiscal 2010 versus $331.4 million, or 17.6% of net sales in the first half of fiscal 2009. Foreign currency translation unfavorably impacted gross profit in the first half of fiscal 2010 by approximately $11.9 million. Gross profit in each of the Company’s business segments was impacted by lower unit sales, partially offset by improved manufacturing efficiencies.

	For the Six Months Ended
	September 30, 2009		September 30, 2008		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$90,006	19.8%	$115,187	18.5%	$(25,181)	$—	$(25,181)
Europe & ROW	48,788	14.8%	57,442	11.0%	(8,654)	(4,218)	(4,436)
Industrial Energy
Americas	26,322	22.6%	46,781	28.2%	(20,459)	—	(20,459)
Europe & ROW	71,474	22.1%	111,954	19.4%	(40,480)	(7,659)	(32,821)

TOTAL	$236,590	19.3%	$331,364	17.6%	$(94,774)	$(11,877)	$(82,897)

     Transportation Americas gross profit was $90.0 million, or 19.8% of net sales in the first half of fiscal 2010 versus $115.2 million, or 18.5% of net sales in the first half of fiscal 2009. The decrease in gross profit is primarily due to lower unit sales, partially offset by improved plant and distribution efficiencies. The increase in gross margin percentage also reflects the benefits of restructuring initiatives taken during the first quarter of fiscal 2010.

     Transportation Europe and ROW gross profit was $48.8 million, or 14.8% of net sales in the first half of fiscal 2010 versus $57.4 million, or 11.0% of net sales in the first half of fiscal 2009. Foreign currency translation unfavorably impacted gross profit in the first half of fiscal 2010 by approximately $4.2 million. Excluding the foreign currency translation impact, gross profit decreased by approximately $4.4 million primarily as a result of lower unit sales in both the aftermarket and OEM channels, partially offset by benefits realized by the closure of the Auxerre, France battery plant and other improved manufacturing efficiencies.
     Industrial Energy Americas gross profit was $26.3 million or 22.6% of net sales in the first half of fiscal 2010 versus $46.8 million or 28.2% of net sales in the first half of fiscal 2009. The decrease was due to lower unit sales in both the network power and motive power markets.
     Industrial Energy Europe and ROW gross profit was $71.5 million or 22.1% of net sales in the first half of fiscal 2010 versus $112.0 million or 19.4% of net sales in the first half of fiscal 2009. Foreign currency translation unfavorably impacted gross profit in the first half of fiscal 2010 by approximately $7.7 million. Excluding foreign currency translation, gross profit decreased by $32.8 million primarily as a result of lower unit sales in both the network power and motive power markets, partially offset by improved plant and distribution efficiencies.
Expenses
     Total expenses were $283.6 million in the first half of fiscal 2010 versus $323.2 million in the first half of fiscal 2009, and were primarily impacted by the following items:
•	Selling, marketing, and advertising decreased $29.4 million, to $129.1 million in the first half of fiscal 2010 from $158.5 million in the first half of fiscal 2009. Foreign currency translation favorably impacted selling, marketing, and advertising costs in the first half of fiscal 2010 by approximately $10.3 million. The remaining decrease was due primarily to decreases in sales commissions and other spending controls.

•	General and administrative decreased $1.4 million, to $89.3 million in the first half of fiscal 2010 from $90.7 million in the first half of fiscal 2009 primarily due to the favorable currency translation impact of $6.6 million, partially offset by increases in certain engineering staffing costs and $2.7 million non-cash stock compensation expense.

•	Restructuring increased $34.2 million, to $46.1 million in the first half of fiscal 2010 from $11.9 million in the first half of fiscal 2009. This increase primarily related to costs associated with headcount reductions in certain manufacturing facilities, principally the Auxerre, France transportation battery plant and the Over Hulton, U.K. industrial energy battery plant closures.

•	Other (income) expense was ($10.4) million in the first half of fiscal 2010 versus $24.5 million in the first half of fiscal 2009. The change is primarily due to a $42.8 million favorable variance in currency remeasurement, partially offset by a $5.1 million increase in losses on asset impairments, primarily related to plant and equipment write downs at the Over Hulton battery plant.

•	Interest expense decreased $8.1 million, to $29.5 million in the first half of fiscal 2010 from $37.6 million in the first half of fiscal 2009 due primarily to the favorable impact of lower interest rates on borrowings under the Company’s Credit Agreement.

•	Foreign currency translation favorably impacted expenses by $18.7 million in the first half of fiscal 2010.

			FAVORABLE / (UNFAVORABLE)
	For the Six Months Ended			Currency	Non-Currency
	September 30, 2009	September 30, 2008	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$62,516	$64,741	$2,225	$—	$2,225
Europe & ROW	68,014	64,620	(3,394)	7,497	(10,891)
Industrial Energy
Americas	20,595	20,033	(562)	—	(562)
Europe & ROW	96,149	89,537	(6,612)	8,883	(15,495)
Unallocated expenses	36,375	84,273	47,898	2,305	45,593

TOTAL	$283,649	$323,204	$39,555	$18,685	$20,870

     Transportation Americas expenses were $62.5 million in the first half of fiscal 2010 versus $64.7 million in the first half of fiscal 2009. The decrease in expenses was primarily due to restructuring initiatives.
     Transportation Europe and ROW expenses were $68.0 million in the first half of fiscal 2010 versus $64.6 million in the first half of fiscal 2009. Foreign currency translation favorably impacted expenses in the first half of fiscal 2010 by approximately $7.5 million. Excluding the impact of foreign currency translation, expenses increased by $10.9 million primarily due to restructuring expenses related to the closure of the Auxerre, France manufacturing facility, partially offset by a bad debt write-off in the prior year.
     Industrial Energy Americas expenses were essentially flat at $20.6 million in the first half of fiscal 2010 versus $20.0 million in the first half of fiscal 2009.
     Industrial Energy Europe and ROW expenses were $96.1 million in the first half of fiscal 2010 versus $89.5 million in the first half of fiscal 2009. Expenses, excluding a favorable foreign currency translation impact of $8.9 million, increased by $14.6 million primarily due to restructuring and asset impairment expenses related to the closure of the Over Hulton manufacturing facility.
     Unallocated expenses were $36.4 million in the first half of fiscal 2010 versus $84.3 million in the first half of fiscal 2009:

	For the Six Months Ended		FAVORABLE
	September 30, 2009	September 30, 2008	(UNFAVORABLE)
		(In thousands)

Corporate expenses	$21,684	$20,264	$(1,420)
Restructuring	1,057	154	(903)
Other (income) expense:
Currency remeasurement (gain) loss	(16,167)	25,760	41,927
Loss on revaluation of warrants	202	471	269
Other	62	(2)	(64)
Interest, net	29,537	37,626	8,089

TOTAL	$36,375	$84,273	$47,898

     Foreign currency translation favorably impacted unallocated expenses by $2.3 million in the first half of fiscal 2010.
Income Taxes

	For the Six Months Ended
	September 30, 2009	September 30, 2008
	(In thousands)

Pre-tax (loss) income	$(47,934)	$7,225
Income tax provision	14,002	26,878

Effective tax rate	-29.2%	372.0%
The effective tax rate for the first half of fiscal 2010 and fiscal 2009 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, France, and Australia. The effective tax rate for the first half of fiscal 2010 and 2009, respectively, was impacted by the recognition of $11.7 million and $23.7 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, Italy, and Australia. During the first half of fiscal 2009 the Company established a full valuation reserve of $13.3 million on its net deductible temporary differences and loss carryforwards related to its Australian operations.. The income tax provision for the first half of fiscal 2009 decreased as a result of the removal of $3.3 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of the Company’s effective tax rate.

Liquidity and Capital Resources
     As of September 30, 2009, the Company had cash and cash equivalents of $109.2 million and availability under the Company’s revolving loan facility of $112.6 million. This compared to cash and cash equivalents of $69.5 million and availability under the revolving loan facility of $130.6 million as of March 31, 2009.
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
The Term Loan
     Borrowings under the term loan in U.S. Dollars bear interest at a rate equal to LIBOR plus 3.00%, and borrowings under the Term Loan in Euros bear interest at a rate equal to LIBOR plus 3.25%. The term loan will mature in May 2012, but are prepayable at any time at par value.
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
     Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at September 30, 2009 and March 31, 2009 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At September 30, 2009, the Company was in compliance with covenants contained in the Credit Agreement and indenture agreements that govern the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At September 30, 2009, the Company had outstanding letters of credit with a face value of $48.8 million and surety bonds with a face value of $4.2 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at September 30, 2009, pursuant to the terms of the agreement, was $2.2 million.
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
     Cash flows provided by operating activities were $64.2 million and $110.6 million in the first six months of fiscal 2010 and fiscal 2009, respectively. The operating cash flows decreased primarily due to increased restructuring payments of $20.0 million and a higher net loss before non-cash items, partially offset by the impact of lower lead prices and the related impact on inventory and accounts payable combined with decreased production levels.
     Total debt at September 30, 2009 was $671.9 million, as compared to $658.2 million at March 31, 2009. See Note 7 to the Condensed Consolidated Financial Statements for the composition of such debt.
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
     Cash provided by (used in) financing activities was $5.6 million and ($6.5) million in the first six months of fiscal 2010 and fiscal 2009, respectively. This increase relates primarily to proceeds from debt borrowings.
     The Company believes that it will have ongoing liquidity to support its operational restructuring programs during the remainder of fiscal 2010, which include, among other things, payment of remaining accrued restructuring costs of approximately $57.2 million as of September 30, 2009. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.
     Capital expenditures were $35.9 million and $36.2 million in the first six months of fiscal 2010 and 2009, respectively.
     The estimated fiscal 2010 pension plan contributions are $14.9 million and other post-retirement contributions are $2.0 million. Payments aggregating $8.3 million were made during the first six months of fiscal 2010.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $24.3 million and $0.6 million of foreign currency trade accounts receivable as of September 30, 2009 and March 31, 2009, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Changes to the quantitative and qualitative market risks as of September 30, 2009 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for further information.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (v) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (vi) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (vii) competitiveness of the battery markets in the Americas and Europe, (viii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (ix) general economic conditions, (x) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xi) the Company’s reliance on a single supplier for its polyethylene battery separators, (xii) the Company’s ability to successfully pass along increased material costs to its customers, (xiii) the loss of one or more of the Company’s major customers for its industrial or transportation products, (xiv) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, and (xv) the ability of the Company’s customers to pay for products and services in light of liquidity constraints resulting from global economic conditions and restrictive credit markets, and (xvi) those risk factors described in the Company’s fiscal 2009 Form 10-K filed on June 4, 2009 and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 11 to the Condensed Consolidated Financial Statements in this document.
Item 1A. Risk Factors
     The risk factors disclosed in the Company’s fiscal 2009 Form 10-K have not materially changed since we filed our fiscal 2009 Form 10-K, except as otherwise previously disclosed in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009. See Item 1A to Part I of the Company’s fiscal 2009 Form 10-K for a complete discussion of these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased (1)	Unit)	Programs	Plans or Programs
July 1 through July 31	—	—	—	—
August 1 through August 31	208	$4.98	—	—
September 1 through September 30	18,221	$7.94	—	—

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on Wednesday, September 16, 2009, in Alpharetta, Georgia, at which the following matters were submitted to a vote of the shareholders:
(a) Votes regarding the election of directors for a term expiring in 2010, as follows:

Name	Votes For	Votes Withheld
Herbert F. Aspbury	51,234,646	15,655,070
Michael R. D’Appolonia	51,035,994	15,853,722
David S. Ferguson	51,063,684	15,826,032
Paul W. Jennings	51,043,574	15,846,142
Joseph V. Lash	51,021,093	15,868,623
John P. Reilly	51,066,640	15,823,076
Michael P. Ressner	51,181,393	15,708,323
Gordon A. Ulsh	51,229,037	15,660,679
Carroll R. Wetzel	51,039,831	15,849,885
The Board of Directors currently consists of nine directors, each of whom stood for election when this matter was submitted to a vote of the shareholders.
(b) Votes regarding approval of the Exide Technologies 2009 Stock Incentive Plan:

Vote For	Votes Against	Abstentions
42,827,096	12,871,546	98,031

(c) Votes regarding ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for Fiscal 2010:

Vote For	Votes Against	Abstentions
63,936,110	107,624	2,845,982
Broker non-votes in item (b) was approximately 11.1 million shares.
Item 5.Other Information
     None
Item 6. Exhibits

4.1	First Amendment to Credit Agreement, dated as of September 30, 2009, among the Company, each Domestic Subsidiary, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of The Netherlands, the Lenders party hereto and Deutsche Bank AG New York Branch, as Administrative Agent.

10.1	Letter dated August 27, 2009, amending the Amended and Restated Employment Agreement of Gordon A. Ulsh, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated August 31, 2009.

10.2	Exide Technologies 2009 Stock Incentive Plan, incorporated by reference to the Company’s Report on Form 8-K dated September 21, 2009

31.1	Certification of Gordon A. Ulsh, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES
By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and Chief Financial Officer

Date: November 5, 2009