Form 10-Q
period 2009-12-31
EXIDE TECHNOLOGIES
filed 2010-02-03
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11263
EXIDE TECHNOLOGIES
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-0552730
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

13000 Deerfield Parkway,
Building 200
Milton, Georgia	30004
(Address of principal executive offices)	(Zip Code)
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
     As of January 29, 2010, 75,586,417 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

NET SALES	$746,472	$782,602	$1,971,141	$2,668,050
COST OF SALES	588,274	620,587	1,576,353	2,174,671

Gross profit	158,198	162,015	394,788	493,379

EXPENSES:
Selling, marketing and advertising	65,312	72,483	194,431	231,009
General and administrative	44,699	42,341	133,998	133,001
Restructuring	9,324	7,783	55,421	19,661
Other expense (income), net	664	(429)	(9,737)	24,085
Interest expense, net	15,266	17,532	44,803	55,158

	135,265	139,710	418,916	462,914

Income (loss) before reorganization items and income taxes	22,933	22,305	(24,128)	30,465
REORGANIZATON ITEMS, NET	388	409	1,262	1,344
INCOME TAX PROVISION	12,524	6,367	26,526	33,245

Net income (loss)	10,021	15,529	(51,916)	(4,124)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	249	102	275	996

Net income (loss) attributable to Exide Technologies	$9,772	$15,427	$(52,191)	$(5,120)

EARNINGS (LOSS) PER SHARE
Basic	$0.13	$0.20	$(0.69)	$(0.07)

Diluted	$0.12	$0.20	$(0.69)	$(0.07)

WEIGHTED AVERAGE SHARES
Basic	76,028	75,589	75,923	75,474

Diluted	80,792	79,386	75,923	75,474

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	December 31, 2009	March 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$103,509	$69,505
Receivables, net of allowance for doubtful accounts of $33,167 and $28,855	511,421	497,841
Inventories	441,053	420,815
Prepaid expenses and other	15,854	17,427
Deferred financing costs, net	5,034	4,890
Deferred income taxes	29,195	33,005

Total current assets	1,106,066	1,043,483

Property, plant and equipment, net	604,816	586,261

Other assets:
Goodwill	4,384	4,022
Other intangibles, net	182,748	175,311
Investments in affiliates	2,207	2,048
Deferred financing costs, net	8,702	12,134
Deferred income taxes	41,348	51,272
Other	34,107	25,656

	273,496	270,443

Total assets	$1,984,378	$1,900,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$9,528	$6,977
Current maturities of long-term debt	4,881	5,048
Accounts payable	319,798	261,652
Accrued expenses	297,301	279,447
Warrants liability	605	1,143

Total current liabilities	632,113	554,267
Long-term debt	654,633	646,180
Noncurrent retirement obligations	210,486	197,403
Deferred income taxes	28,544	30,229
Other noncurrent liabilities	129,124	130,041

Total liabilities	1,654,900	1,558,120

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 75,586 and 75,499 shares issued and outstanding	756	755
Additional paid-in capital	1,117,720	1,111,001
Accumulated deficit	(839,472)	(787,281)
Accumulated other comprehensive income	34,066	1,752

Total stockholders’ equity attributable to Exide Technologies	313,070	326,227
Noncontrolling interests	16,408	15,840

Total stockholders’ equity	329,478	342,067

Total liabilities and stockholders’ equity	$1,984,378	$1,900,187

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	December 31, 2009	December 31, 2008
Cash Flows From Operating Activities:
Net loss	$(51,916)	$(4,124)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	67,357	73,761
Unrealized gain on warrants	(538)	(6,591)
Net loss on asset sales / impairments	8,474	1,820
Deferred income taxes	9,297	7,400
Provision for doubtful accounts	4,165	6,509
Non-cash stock compensation	8,371	3,844
Reorganization items, net	1,262	1,344
Amortization of deferred financing costs	3,760	3,833
Currency remeasurement (gain) loss	(17,158)	33,572
Changes in assets and liabilities —
Receivables	14,793	122,733
Inventories	7,127	35,698
Prepaid expenses and other	2,620	(3,320)
Payables	43,195	(118,778)
Accrued expenses	(4,861)	(6,703)
Noncurrent liabilities	(3,969)	(21,579)
Other, net	(10,501)	(8,941)

Net cash provided by operating activities	81,478	120,478

Cash Flows From Investing Activities:
Capital expenditures	(58,556)	(58,666)
Proceeds from sales of assets, net	805	12,892

Net cash used in investing activities	(57,751)	(45,774)

Cash Flows From Financing Activities:
Increase in short-term borrowings	1,514	105
Decrease in borrowings under Senior Secured Credit Facility	(2,266)	(2,255)
Increase (decrease) in other debt	7,480	(6,618)
Acquisition of noncontrolling interests in subsidiaries / other	(1,651)	428

Net cash provided by (used in) financing activities	5,077	(8,340)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5,200	(8,498)

Net Increase In Cash and Cash Equivalents	34,004	57,866
Cash and Cash Equivalents, Beginning of Period	69,505	90,547

Cash and Cash Equivalents, End of Period	$103,509	$148,413

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period —
Interest	$27,754	$41,080
Income taxes (net of refunds)	$2,986	$10,492
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
     The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 168 — The “FASB Accounting Standards Codification™” and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification™ (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. GAAP is not intended to be changed as a result of the FASB’s Codification project, and the adoption of the ASC will have no impact on the Company’s reported results of operations, financial position, or cash flows.
     Certain amounts in the Condensed Consolidated Financial Statements as of March 31, 2009 and for the three and nine months ended December 31, 2008 have been adjusted to conform to the presentation of equivalent amounts in the current period which reflect the adoption of a new accounting standard related to the presentation of minority (noncontrolling) ownership interests in consolidated subsidiaries.
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

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Capital	Deficit	Income	Interests	Equity
	(In thousands)

Total Stockholders’ Equity at April 1, 2009	$755	$1,111,001	$(787,281)	$1,752	$15,840	$342,067

Net loss	—	—	(52,191)	—	275	(51,916)
Defined benefit plans, net of tax	—	—	—	2,181	—	2,181
Translation adjustment	—	—	—	29,272	1,035	30,307
Unrealized gain on derivatives, net of tax	—	—	—	861	—	861
Increase in ownership of subsidiary	—	(1,652)	—	—	(742)	(2,394)
Stock compensation / other	1	8,371	—	—	—	8,372

Total Stockholders’ Equity at December 31, 2009	$756	$1,117,720	$(839,472)	$34,066	$16,408	$329,478

Total comprehensive income (loss) and its components are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(In thousands)
Net income (loss)	$10,021	$15,529	$(51,916)	$(4,124)

Defined benefit plans	7	(7,513)	2,181	(13,081)
Cumulative translation adjustment	(1,835)	(19,949)	29,272	(58,523)
Derivatives qualifying as hedges	441	(5,909)	861	(2,900)

Total comprehensive income (loss)	$8,634	$(17,842)	$(19,602)	$(78,628)

Comprehensive income (loss) attributable to noncontrolling interests was not material for the three-month and nine-month periods ended December 31, 2009 and 2008.
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
     The following tables set forth information on the presentation of these derivative instruments in the Company’s Condensed Consolidated Financial Statements:

	Balance	Fair Value As of
	Sheet	December 31, 2009	March 31, 2009
		(In thousands)
Asset Derivative:
Foreign Exchange Forward	Other noncurrent assets	$792	$4,962

Liability Derivatives:
Interest Rate Swap	Other noncurrent liabilities	6,237	7,461

	Statement of	For the Three Months Ended		For the Nine Months Ended
	Operations	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
		(In thousands)
Foreign Currency Forward
(Gain) loss recorded in Statement of Operations	Other expense (income), net	$(1,343)	$(1,355)	$4,170	$(3,630)

Interest Rate Swap
Realized loss recorded in Statement of Operations	Interest expense, net	1,526	926	4,536	1,584
Approximately $1.3 million is expected to be reclassified from other comprehensive income (“OCI”) to interest expense during the remainder of fiscal 2010.
(4) INTANGIBLE ASSETS AND GOODWILL
     Intangible Assets
Intangible assets consist of:

	Trademarks	Trademarks and
	and Tradenames	Tradenames
	(not subject to	(subject to	Customer
	amortization)	amortization)	relationships	Technology	Total
	(In thousands)
As of December 31, 2009:
Gross Amount	$62,766	$14,263	$118,290	$31,271	$226,590
Accumulated Amortization	—	(6,383)	(28,042)	(9,417)	(43,842)

Net	$62,766	$7,880	$90,248	$21,854	$182,748

As of March 31, 2009:
Gross Amount	$58,134	$13,223	$109,690	$28,544	$209,591
Accumulated Amortization	—	(5,134)	(22,569)	(6,577)	(34,280)

Net	$58,134	$8,089	$87,121	$21,967	$175,311

Amortization of intangible assets for the third quarter of fiscal 2010 and 2009 was $2.3 million and $1.9 million, respectively and for the first nine months of fiscal 2010 and 2009, $6.7 million and $5.8 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8.0 million to $9.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.
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
(5) INVENTORIES
Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	December 31, 2009	March 31, 2009
	(In thousands)
Raw materials	$83,591	$61,681
Work-in-process	91,754	87,986
Finished goods	265,708	271,148

	$441,053	$420,815

(6) OTHER ASSETS
Other assets consist of:

	December 31, 2009	March 31, 2009
	(In thousands)
Deposits (a)	$19,377	$9,265
Capitalized software, net	3,220	4,017
Loan to affiliate	1,005	1,005
Retirement plans	4,866	1,341
Financial instruments	792	4,962
Other	4,847	5,066

	$34,107	$25,656

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.
(7) DEBT
     At December 31, 2009 and March 31, 2009, short-term borrowings of $9.5 million and $7.0 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 4.3% and 5.8% at December 31, 2009 and March 31, 2009, respectively.
     Total long-term debt consists of:

	December 31, 2009	March 31, 2009
	(In thousands)
Senior Secured Credit Facility	$293,300	$287,966
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 9% due in installments through 2015	16,214	13,262

Total	659,514	651,228
Less — current maturities	4,881	5,048

Total Long-Term Debt	$654,633	$646,180

Total debt at December 31, 2009 and March 31, 2009 was $669.0 million and $658.2 million, respectively.

(8) INTEREST EXPENSE, NET
     Interest income of $0.2 million and $0.5 million, respectfully, is included in interest expense, net for the three months ended December 31, 2009 and 2008, and $0.7 million and $2.2 million, respectively, for the nine months ended December 31, 2009 and 2008.
(9) OTHER EXPENSE (INCOME), NET
Other expense (income), net consist of:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(In thousands)
Net loss on asset sales / impairments	$2,300	$686	$8,474	$1,820
Equity (income) loss	(555)	256	(516)	(1,171)
Currency remeasurement (gain) loss (a)	(298)	7,689	(17,158)	33,572
Gain on revaluation of warrants (b)	(740)	(7,062)	(538)	(6,591)
Other	(43)	(1,998)	1	(3,545)

	$664	$(429)	$(9,737)	$24,085

(a)	The currency remeasurement (gain) loss relates primarily to U.S.A. intercompany loans to foreign subsidiaries denominated in Euros and Australian dollars.

(b)	The warrants entitle the holders to purchase an aggregate of up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. The warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.
(10) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
		(In thousands)
Components of net periodic benefit cost:

Service cost	$1,138	$1,030	$2,289	$3,345
Interest cost	10,676	9,218	26,148	28,779
Expected return on plan assets	(6,597)	(7,549)	(16,900)	(23,394)
Amortization of:
Prior service cost	4	5	8	16
Actuarial loss (gain)	235	(605)	801	(1,988)

Net periodic benefit cost	$5,456	$2,099	$12,346	$6,758

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
		(In thousands)
Components of net periodic benefit cost:

Service cost	$47	$45	$91	$149
Interest cost	383	327	1,028	1,001
Amortization of:
Prior service cost	(96)	(96)	(288)	(288)
Actuarial loss	16	34	53	101

Net periodic benefit cost	$350	$310	$884	$963

     The estimated fiscal 2010 pension plan contributions are $14.9 million and other post-retirement contributions are $2.0 million. Payments aggregating $13.3 million were made during the nine month period ended December 31, 2009.
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
     No claims were allowed during the fiscal quarter ended December 31, 2009, and therefore no distribution of stock and warrants were made for the period. Based on information available as of January 29, 2010, approximately 11.3% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
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
     The Company is conducting an investigation and risk assessment of lead exposure near its Reading recycling plant from past facility emissions and non-Company sources such as lead paint. In 2000, the Company entered into a Consent Order with the EPA to investigate and (as appropriate) remediate potential environmental impacts to properties in the vicinity of its Reading, Pennsylvania recycling plant. Since 2000, Exide has reached agreement with the EPA regarding the boundaries of a study area defining the area of potential impacts, and has sampled all properties but one (where the property owner denied access) within the study area. The EPA established a soil cleanup standard for developed residential properties within the study area and all developed residential properties exceeding that standard have now been remediated. No further sampling of developed residential properties within the study area is required. The Company continues to discuss with the EPA the appropriateness and scope of remediation of other types of properties in the study area including undeveloped residential, commercial, industrial, and recreational (public parks). Where such future remediation is probable and reasonably estimable, the Company has established reserves for such obligations.
     The Company received a number of notices of violation issued by the Pennsylvania Department of Environmental Protection (“PADEP”) for alleged violations of pollution control laws at its Reading, Pennsylvania recycling facility. In an effort to resolve these notices, the Company is negotiating a settlement agreement with PADEP that will likely include monetary sanctions of $0.225 million to PADEP.
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of December 31, 2009 and March 31, 2009, the amount of such reserves on the Company’s Condensed Consolidated Balance Sheets was approximately $30.4 million and $33.8 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
Guarantees
     At December 31, 2009, the Company had outstanding letters of credit with a face value of $49.6 million and surety bonds with a face value of $3.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at December 31, 2009, pursuant to the terms of the agreement, totaled approximately $3.7 million.
     Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2009, bank guarantees with a face value of $16.1 million were outstanding.

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
     Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2009	$39,721
Accrual for sales returns and allowances provided	21,907
Settlements made (in cash or credit), and currency translation	(23,022)

Balance at December 31, 2009	$38,606

(12) INCOME TAXES
     The effective tax rates for the third quarter of fiscal 2010 and 2009 were impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, France, and Australia. The effective tax rate for the third quarter of fiscal 2010 and 2009 was also impacted by the recognition of $29.8 million and $23.8 million, respectively, of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, Italy, and Australia. During the first nine months of fiscal 2009, the Company established a full valuation allowance of $13.3 million on its net deductible temporary differences and loss carryforwards related to its Australian operations. In addition, the income tax provision for the first nine months of fiscal 2009 decreased as a result of the removal of $3.1 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations.
     The significant components of the Company’s effective tax rate are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
		(In thousands)
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Change in valuation allowances	10.7%	12.7%	-141.0%	106.8%
Revaluation of warrants	-1.2%	-11.3%	0.7%	-7.9%
Rate differences on foreign subsidiaries	-15.2%	-24.4%	34.6%	-40.5%
Other, net	26.3%	17.1%	-33.8%	20.8%

Effective tax rate	55.6%	29.1%	-104.5%	114.2%

The table above is a condensed table and does not include all items normally included in Form 10-K. Items included in “other, net” are presented on a net basis and include certain items above 5%.
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
     The Company’s unrecognized tax benefits decreased slightly from $70.5 million to $70.4 million during the first nine months of fiscal 2010 due primarily to the effects of foreign currency translation plus unrecognized tax benefits established during the period less unrecognized tax benefits released during the period through the expiration of statute of limitations and tax settlements. The amount, if recognized, that would affect the Company’s effective tax rate at December 31, 2009 is $34.6 million.

     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At December 31, 2009 and March 31, 2009, before any tax benefits, the Company had $4.8 million and $4.3 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
     During the next twelve months, the Company expects the resolution of tax audits and expiration of statute of limitations for tax years in which the Company has recorded an uncertain tax benefit. These uncertain tax benefits, if recognized, would affect the Company’s effective tax rate by $3.7 million.
(13) RESTRUCTURING
     During the first nine months of fiscal 2010, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the nine months ended December 31, 2009, the Company recognized restructuring charges of $55.4 million, representing $45.6 million for severance and $9.8 million for related closure costs. These charges primarily represent consolidation efforts in the Transportation America, Transportation Europe and Rest of World (“ROW”), and Industrial Europe and ROW segments for approximately 1,320 positions.
     Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total
	(In thousands)
Balance at March 31, 2009	$37,800	$4,618	$42,418

Restructuring Charges	45,636	9,785	55,421
Payments and Currency Translation	(53,677)	(7,797)	(61,474)

Balance at December 31, 2009	$29,759	$6,606	$36,365

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
(14) EARNINGS (LOSS) PER SHARE
     The Company computes basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss), after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic earnings (loss) per share. Basic and diluted earnings (loss) per share for the three and nine months ended December 31, 2009 and 2008 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
		(In thousands, except per share amounts)
Net income (loss) attributable to
Exide Technologies	$9,772	$15,427	$(52,191)	$(5,120)
Interest expense on Floating Rate
Convertible Senior Subordinated Notes	—	109	—	—

	$9,772	$15,536	$(52,191)	$(5,120)

Basic weighted average shares outstanding	76,028	75,589	75,923	75,474

Effect of dilutive securities:
Floating Rate Convertible Senior Subordinated Notes	3,697	3,697	—	—
Employee stock options	714	36	—	—
Employee restricted stock awards (non-vested)	353	64	—	—

	4,764	3,797	—	—

Diluted weighted average shares outstanding	80,792	79,386	75,923	75,474

Basic earnings (loss) per share:	$0.13	$0.20	$(0.69)	$(0.07)

Diluted earnings (loss) per share:	$0.12	$0.20	$(0.69)	$(0.07)

     For the three months ended December 31, 2009 and 2008, 1,725,818 and 2,293,031 stock options, respectively, were excluded from the diluted earnings per share calculation because their exercise prices were greater than the market price of the related common stock for the period, and their inclusion would be antidilutive. The remaining options were included in the treasury stock method calculation, and the resulting incremental shares were included in the calculation of diluted earnings per share. In addition, 6,725,444 warrants were outstanding for both periods, but were all excluded from the diluted earnings per share calculation because their exercise prices were greater than the market price of the related common stock for the period, and their inclusion would also be antidilutive. Due to a net loss for the nine month periods ended December 31, 2009 and 2008, certain potentially dilutive shares were excluded from the diluted loss per share calculation for those periods because their effect would be antidilutive:

	As of
	December 31, 2009	December 31, 2008
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	3,933	3,548
Restricted stock awards	855	1,016
Warrants	6,725	6,725

Total shares excluded	15,210	14,986

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
     The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	December 31, 2009		March 31, 2009
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
	(In thousands)
(Liability) Asset:
Senior Secured Credit Facility	$(293,300)	$(270,048)	$(287,966)	$(195,817)
Senior Secured Notes due 2013	(290,000)	(293,625)	(290,000)	(174,000)
Convertible Senior Subordinated Notes due 2013	(60,000)	(41,250)	(60,000)	(17,475)
Interest Rate Swap (a)	(6,237)	(6,237)	(7,461)	(7,461)
Foreign Currency Forward (a)	792	792	4,962	4,962

(a)	These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:
•	Level 1	—	Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2	—	Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3	—	Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.
The following table represents our financial (liabilities) assets that are measured at fair value on a recurring basis, and the basis for that measurement:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Total	for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2009
Interest rate swap	$(6,237)	—	$(6,237)	—
Foreign currency forward	792	—	792	—

March 31, 2009:
Interest rate swap	$(7,461)	—	$(7,461)	—
Foreign currency forward	4,962	—	4,962	—
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
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended December 31, 2009
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$238,784	$248,556	$56,758	$202,374	$—	$746,472
Gross profit	56,678	48,639	14,806	38,075	—	158,198
Expenses (a)	29,978	28,727	9,923	43,129	23,508	135,265
Income (loss) before reorganization items and income taxes	26,700	19,912	4,883	(5,054)	(23,508)	22,933
(a) includes:
Restructuring expenses	1,234	2,266	45	5,524	255	9,324

	For the Three Months Ended December 31, 2008
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$273,143	$210,282	$64,681	$234,496	$—	$782,602
Gross profit	53,459	33,205	18,277	57,074	—	162,015
Expenses (a)	32,730	30,288	9,175	40,848	26,669	139,710
Income (loss) before reorganization items and income taxes	20,729	2,917	9,102	16,226	(26,669)	22,305
(a) includes:
Restructuring expenses	255	2,895	40	4,328	265	7,783

	For the Nine Months Ended December 31, 2009
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$694,349	$577,449	$173,252	$526,091	$—	$1,971,141
Gross profit	146,683	97,428	41,128	109,549	—	394,788
Expenses (a)	92,494	96,741	30,518	139,280	59,883	418,916
Income (loss) before reorganization items and income taxes	54,189	687	10,610	(29,731)	(59,883)	(24,128)
(a) includes:
Restructuring expenses	5,380	22,134	214	26,381	1,312	55,421

	For the Nine Months Ended December 31, 2008
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$895,128	$731,510	$230,707	$810,705	$—	$2,668,050
Gross profit	168,646	90,646	65,059	169,028	—	493,379
Expenses (a)	97,470	94,908	29,209	130,385	110,942	462,914
Income (loss) before reorganization items and income taxes	71,176	(4,262)	35,850	38,643	(110,942)	30,465
(a) includes:
Restructuring expenses	938	5,900	37	12,366	420	19,661

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain/loss, and gain/loss on revaluation of warrants.

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
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 45.3% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 5.0% from $1,819 per metric ton for the nine months ended December 31, 2008 to $1,911 per metric ton for the nine months ended December 31, 2009. At January 29, 2010, the quoted price on the LME was $2,053 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first nine months of fiscal 2010, the exchange rate of the Euro to the U.S. Dollar has decreased 2.6% on average to $1.42 compared to $1.46 for the first nine months of fiscal 2009. At December 31, 2009, the exchange rate of the Euro to the U.S, Dollar was $1.43 or 7.5% higher as compared to $1.33 at March 31, 2009. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the first nine months ended December 31, 2009, approximately 56.0% of the Company’s net sales were generated in Europe and ROW. Further, approximately 68.6% of the Company’s aggregate accounts receivable and inventory as of December 31, 2009 were held by its European subsidiaries.

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
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during the nine months ended December 31, 2009. See Notes 3 and 7 to the Condensed Consolidated Financial Statements in this Report on Form 10-Q.
Third Quarter of Fiscal 2010 Highlights and Outlook
     The Company’s reported results continue to be impacted in fiscal 2010 by unfavorable global economic conditions, as well as fluctuations in the cost of materials and energy used in the manufacturing and distribution of the Company’s products.
     The Company recently received notice from Walmart that it has decided to utilize a single-source other than the Company as its supplier of automotive batteries for its U.S. retail operations. Walmart purchases currently represent a significant portion of the Company’s Transportation Americas sales. The Company believes the order phase-outs will continue into the third quarter of fiscal 2011. The Company is actively pursuing other sales opportunities in an effort to minimize the impact of this decision on future revenues.
     In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the price of spent batteries has also fluctuated. The average price of spent batteries increased approximately 35.4% in the third quarter of fiscal 2010 versus the third quarter of fiscal 2009. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.
     In Europe, the Company’s lead requirements are mainly fulfilled by third-party suppliers. Because of the Company’s exposure to volatile lead market prices in Europe, the Company has implemented several measures to offset changes in lead prices, including selective pricing actions and lead price escalators. The Company has automatic lead price escalators with virtually all OEM customers. The Company currently obtains a small portion of its lead requirements from recycling in its European facilities.
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
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Condensed Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on its historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The Company believes that the critical accounting policies and estimates disclosed in Item 7—“Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for further information.
Results of Operations
Three months ended December 31, 2009 compared with three months ended December 31, 2008
     Net Sales
     Net sales were $746.5 million for the third quarter of fiscal 2010 versus $782.6 million in the third quarter of fiscal 2009. Foreign currency translation (primarily the Euro against the U.S. dollar) favorably impacted net sales in the third quarter of fiscal 2010 by approximately $57.4 million. Excluding the foreign currency translation impact, net sales decreased by approximately $93.5 million, or 11.9% primarily due to lower unit sales, partially offset by $8.9 million in lead related price increases.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	December 31, 2009	December 31, 2008	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$238,784	$273,143	$(34,359)	$—	$(34,359)
Europe & ROW	248,556	210,282	38,274	30,105	8,169
Industrial Energy
Americas	56,758	64,681	(7,923)	—	(7,923)
Europe & ROW	202,374	234,496	(32,122)	27,251	(59,373)

TOTAL	$746,472	$782,602	$(36,130)	$57,356	$(93,486)

     Transportation Americas net sales were $238.8 million for the third quarter of fiscal 2010 versus $273.1million for the third quarter of fiscal 2009. Net sales decreased by $34.4 million or 12.6% due to a decline in aftermarket and OEM unit sales, partially offset by an $8.6 million favorable impact caused by the higher average price of lead. Lower unit sales in the current quarter were partially attributable to the transition of two customers (NAPA and CSK) to competitors. Third-party lead sales for the fiscal 2010 third quarter were approximately $19.3 million higher than such sales during the fiscal 2009 third quarter.
     Transportation Europe and ROW net sales were $248.6 million for the third quarter of fiscal 2010 versus $210.3 million for the third quarter of fiscal 2009. Net sales, excluding a favorable impact of $30.1 million in foreign currency translation, increased by $8.2 million or 3.9% mainly due to higher unit volumes in the aftermarket and OEM channels. During the third quarter of fiscal 2010, the Company enjoyed an 8.5% increase in unit sales to the aftermarket channels in this segment.
     Industrial Energy Americas net sales were $56.8 million for the third quarter of fiscal 2010 versus $64.7 million for the third quarter of fiscal 2009. Net sales decreased by $7.9 million or 12.2% due to lower unit sales and competitive market pricing.
     Industrial Energy Europe and ROW net sales were $202.4 million for the third quarter of fiscal 2010 versus $234.5 million for the third quarter of fiscal 2009. Net sales, excluding a favorable foreign currency translation impact of $27.3 million, decreased $59.4 million or 25.3% due to lower unit sales in the network power and motive power markets, partially offset by $1.8 million in favorable lead related pricing.
     Gross Profit
     Gross profit was $158.2 million in the third quarter of fiscal 2010 versus $162.0 million in the third quarter of fiscal 2009. Foreign currency translation favorably impacted gross profit in the third quarter of fiscal 2010 by $11.8 million. Excluding the impact of foreign currency translation, gross profit decreased by $15.7 million due to lower overall unit sales combined with a one time charge of $2.8 million to resolve a contract dispute related to a now-expired long-term separator supply agreement, partially offset by improved manufacturing efficiencies. Gross margin increased 0.5% to 21.2% from 20.7% in the third quarter of fiscal 2009.

	For the Three Months Ended
	December 31, 2009		December 31, 2008		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$56,678	23.7%	$53,459	19.6%	$3,219	$—	$3,219
Europe & ROW	48,639	19.6%	33,205	15.8%	15,434	5,887	9,547
Industrial Energy
Americas	14,806	26.1%	18,277	28.3%	(3,471)	—	(3,471)
Europe & ROW	38,075	18.8%	57,074	24.3%	(18,999)	5,958	(24,957)

TOTAL	$158,198	21.2%	$162,015	20.7%	$(3,817)	$11,845	$(15,662)

     Transportation Americas gross profit was $56.7 million or 23.7% of net sales in the third quarter of fiscal 2010 versus $53.5 million or 19.6% of net sales in the third quarter of fiscal 2009. The increase in gross profit is primarily due to improved plant and distribution efficiencies, partially offset by lower unit sales and a one-time charge of $2.8 million to resolve a contract dispute pertaining to a now-expired long-term battery separator supply agreement. The increase in gross margin percentage also reflects the benefits of restructuring initiatives taken in the first quarter of fiscal 2010.
     Transportation Europe and ROW gross profit was $48.6 million or 19.6% of net sales in the third quarter of fiscal 2010 versus $33.2 million or 15.8% of net sales in the third quarter of fiscal 2009. Foreign currency translation favorably impacted gross profit during the third quarter of fiscal 2010 by approximately $5.9 million. The remaining increase in gross profit was primarily due to higher unit volumes, principally in the aftermarket, as well as benefits realized by the closure of the Auxerre, France battery plant and savings realized in all facilities from the Take Charge! initiative.
     Industrial Energy Americas gross profit was $14.8 million or 26.1% of net sales in the third quarter of fiscal 2010 versus $18.3 million or 28.3% of net sales in the third quarter of fiscal 2009. The decrease in gross profit was primarily due to lower unit sales as well as competitive market pricing.
     Industrial Energy Europe and ROW gross profit was $38.1 million or 18.8% of net sales in the third quarter of fiscal 2010 versus $57.1 million or 24.3% of net sales in the third quarter of fiscal 2009. Gross profit, excluding a favorable foreign currency translation impact of $6.0 million, decreased $25.0 million primarily due to lower unit sales in both the network power and motive power markets and the lag in recovering rising lead costs, partially offset by improved plant and distribution efficiencies.

     Expenses
Total expenses were $135.3 million in the third quarter of fiscal 2010 versus $139.7 million in the third quarter of fiscal 2009, and were impacted by the following items:
•	Selling, marketing, and advertising expenses decreased $7.2 million, to $65.3 million in the third quarter of fiscal 2010 from $72.5 million in the third quarter of fiscal 2009. Excluding unfavorable foreign currency translation impact of $4.6 million, the expenses decreased by $11.8 million primarily due to decreases in sales commissions and distribution costs related to lower unit sales and other spending controls.

•	General and administrative expenses increased $2.4 million, to $44.7 million in the third quarter of fiscal 2010 from $42.3 million in the third quarter of fiscal 2009. The increase included an unfavorable foreign currency translation impact of $2.9 million. Excluding the foreign currency translation impact, general and administrative expenses in the third quarter of fiscal 2010 decreased by $0.6 million due to decreases in discretionary expenses, partially offset by increases in engineering costs.

•	Restructuring expenses increased $1.5 million to $9.3 million in the third quarter of fiscal 2010 from $7.8 million in the third quarter of fiscal 2009. This increase primarily related to costs associated with headcount reductions to continue streamlining the Company’s manufacturing and commercial organizations.

•	Other expenses (income) were $0.7 million in the third quarter of fiscal 2010 versus ($0.4) million in the third quarter of fiscal 2009. The net change was primarily driven by a currency remeasurement gain of $0.3 million in the current period compared with a $7.7 million loss in the prior year period, partially offset by a $6.3 million lower gain on revaluation of warrants.

•	Interest expense decreased $2.3 million, to $15.3 million in the third quarter of fiscal 2010 from $17.5 million in the third quarter of fiscal 2009 primarily due to the favorable impact of lower borrowings and interest rates on borrowings under the Company’s Credit Agreement.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	December 31, 2009	December 31, 2008	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$29,978	$32,730	$2,752	$—	$2,752
Europe & ROW	28,727	30,288	1,561	(3,740)	5,301
Industrial Energy
Americas	9,923	9,175	(748)	—	(748)
Europe & ROW	43,129	40,848	(2,281)	(5,025)	2,744

Unallocated expenses	23,508	26,669	3,161	(1,187)	4,348

TOTAL	$135,265	$139,710	$4,445	$(9,952)	$14,397

     Transportation Americas expenses were $30.0 million in the third quarter of fiscal 2010 versus $32.7 million in the third quarter of fiscal 2009. The decrease in expenses was primarily due to cost reductions and restructuring initiatives.
     Transportation Europe and ROW expenses were $28.7 million in the third quarter of fiscal 2010 versus $30.3 million in the third quarter of fiscal 2009. Foreign currency translation unfavorably impacted expenses in the third quarter of fiscal 2010 by approximately $3.7 million. Excluding the foreign currency translation impact, expenses decreased by $5.3 million primarily due to lower selling and marketing expenses.
     Industrial Energy Americas expenses were $9.9 million in the third quarter of fiscal 2010 versus $9.2 million in the third quarter of fiscal 2009. The increase was primarily due to costs related to new product engineering initiatives.
     Industrial Energy Europe and ROW expenses were $43.1 million in the third quarter of fiscal 2010 versus $40.8 million in the third quarter of fiscal 2009. Excluding an unfavorable foreign currency translation impact of approximately $5.0 million, expenses decreased by $2.7 million primarily due to lower selling and marketing expenses.
     Unallocated corporate expenses were $23.5 million in the third quarter of fiscal 2010 versus $26.7 million in the third quarter of fiscal 2009:

	For the Three Months Ended		FAVORABLE
	December 31, 2009	December 31, 2008	(UNFAVORABLE)
	(In thousands)

Corporate expenses	$8,235	$10,726	$2,491
Restructuring	255	265	10
Other expense (income):
Currency remeasurement loss	451	5,229	4,778
Gain on revaluation of warrants	(740)	(7,062)	(6,322)
Other	41	(21)	(62)
Interest, net	15,266	17,532	2,266

TOTAL	$23,508	$26,669	$3,161

Foreign currency translation unfavorably impacted unallocated expenses by $1.2 million in the third quarter of fiscal 2010.
Income Taxes

	For the Three Months Ended
	December 31, 2009	December 31, 2008
	(In thousands)

Pre-tax income	$22,545	$21,896
Income tax provision	12,524	6,367

Effective tax rate	55.6%	29.1%
          The effective tax rate for the third quarter of fiscal 2010 and fiscal 2009 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, and Spain. The effective tax rate for the third quarter of fiscal 2010 and 2009, respectively, was impacted by the recognition of $2.8 million and $0.2 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, Spain, Italy, and France. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of the Company’s effective tax rate.
Nine months ended December 31, 2009 compared with nine months ended December 31, 2008
Net Sales
     Net sales were $1.97 billion in the first nine months of fiscal 2010 versus $2.67 billion in the first nine months of fiscal 2009. Foreign currency translation unfavorably impacted net sales in the first nine months of fiscal 2010 by approximately $7.4 million. Excluding the foreign currency translation impact, net sales decreased by approximately $689.5 million, or 25.8% primarily as a result of lower unit sales and $159.2 million in reduced pricing related to the decrease in the lower average price of lead.

			FAVORABLE / (UNFAVORABLE)
	For the Nine Months Ended			Currency	Non-Currency
	December 31, 2009	December 31, 2008	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$694,349	$895,128	$(200,779)	$—	$(200,779)
Europe & ROW	577,449	731,510	(154,061)	(902)	(153,159)
Industrial Energy
Americas	173,252	230,707	(57,455)	—	(57,455)
Europe & ROW	526,091	810,705	(284,614)	(6,496)	(278,118)

TOTAL	$1,971,141	$2,668,050	$(696,909)	$(7,398)	$(689,511)

     Transportation Americas net sales were $694.3 million in the first nine months of fiscal 2010 versus $895.1 million in the first nine months of fiscal 2009. Net sales were $200.8 million or 22.4% lower due to the decline in aftermarket and OEM unit sales as well as a $28.4 million unfavorable impact of the lower average price of lead. Third-party lead sales for the fiscal 2010 first nine months were approximately $37.4 million higher than such third-party sales in the fiscal 2009 first nine months.
     Transportation Europe and ROW net sales were $577.4 million in the first nine months of fiscal 2010 versus $731.5 million in the first nine months of fiscal 2009. Foreign currency translation unfavorably impacted the first nine months of fiscal 2010 by approximately $0.9 million. Excluding the impact of foreign currency translation, net sales were $153.2 million or 20.9% lower primarily due to lower unit sales in the OEM channel, as well as $77.8 million in reduced pricing related to the lower average price of lead.
     Industrial Energy Americas net sales in the first nine months of fiscal 2010 were $173.3 million versus $230.7 million in the first nine months of fiscal 2009. Net sales were $57.5 million or 24.9% lower due to lower unit sales in the motive power and network power markets as well as a $14.7 million unfavorable impact of the lower average price of lead.
     Industrial Energy Europe and ROW net sales in the first nine months of fiscal 2010 were $526.1 million versus $810.7 million in the first nine months of fiscal 2009. Foreign currency translation unfavorably impacted net sales in the first nine months of fiscal 2010 by approximately $6.5 million. The remaining decrease in net sales of $278.1 million, or 34.3% was primarily due to lower unit sales in the network power and motive power markets as well as a $38.3 million unfavorable impact of the lower average price of lead.
Gross Profit
     Gross profit was $394.8 million, or 20.0% of net sales in the first nine months of fiscal 2010 versus $493.4 million, or 18.5% of net sales in the first nine months of fiscal 2009. Gross profit in each of the Company’s business segments was impacted by lower unit sales, partially offset by improved manufacturing efficiencies.

	For the Nine Months Ended
	December 31, 2009		December 31, 2008		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$146,683	21.1%	$168,646	18.8%	$(21,963)	$—	$(21,963)
Europe & ROW	97,428	16.9%	90,646	12.4%	6,782	1,669	5,113
Industrial Energy
Americas	41,128	23.7%	65,059	28.2%	(23,931)	—	(23,931)
Europe & ROW	109,549	20.8%	169,028	20.8%	(59,479)	(1,701)	(57,778)

TOTAL	$394,788	20.0%	$493,379	18.5%	$(98,591)	$(32)	$(98,559)

     Transportation Americas gross profit was $146.7 million, or 21.1% of net sales in the first nine months of fiscal 2010 versus $168.7 million, or 18.8% of net sales in the first nine months of fiscal 2009. The decrease in gross profit is primarily due to lower unit sales, partially offset by improved plant and distribution efficiencies. The increase in gross margin percentage reflects the benefits of restructuring initiatives taken during the first quarter of fiscal 2010.
     Transportation Europe and ROW gross profit was $97.4 million, or 16.9% of net sales in the first nine months of fiscal 2010 versus $90.6 million, or 12.4% of net sales in the first nine months of fiscal 2009. Foreign currency translation favorably impacted gross profit in the first nine months of fiscal 2010 by approximately $1.7 million. Excluding the foreign currency translation impact, gross profit increased by approximately $5.1 million primarily as a result of higher unit sales in the aftermarket channel as well as benefits realized by the closure of the Auxerre, France battery plant and other improved manufacturing efficiencies, partially offset by lower unit sales in the OEM channel.
     Industrial Energy Americas gross profit was $41.1 million or 23.7% of net sales in the first nine months of fiscal 2010 versus $65.1 million or 28.2% of net sales in the first nine months of fiscal 2009. The decrease was due to lower unit sales in both the network power and motive power markets.
     Industrial Energy Europe and ROW gross profit was $109.5 million or 20.8% of net sales in the first nine months of fiscal 2010 versus $169.0 million or 20.8% of net sales in the first nine months of fiscal 2009. Foreign currency translation unfavorably impacted gross profit in the first nine months of fiscal 2010 by approximately $1.7 million. Excluding foreign currency translation, gross profit decreased by $57.8 million primarily as a result of lower unit sales in both the network power and motive power markets. The unfavorable impact of these factors was partially offset by improved plant and distribution efficiencies.
Expenses
     Total expenses were $418.9 million in the first nine months of fiscal 2010 versus $462.9 million in the first nine months of fiscal 2009, and were primarily impacted by the following items:
•	Selling, marketing, and advertising decreased $36.6 million to $194.4 million in the first nine months of fiscal 2010 from $231.0 million in the first nine months of fiscal 2009. Foreign currency translation favorably impacted selling, marketing, and advertising costs in the first nine months of fiscal 2010 by approximately $5.7 million. The remaining decrease was due primarily to decreases in sales commissions and other spending controls.

•	General and administrative increased $1.0 million to $134.0 million in the first nine months of fiscal 2010 from $133.0 million in the first nine months of fiscal 2009. Foreign currency translation favorably impacted general and administrative costs in the first nine months of fiscal 2010 by approximately $3.7 million,. The remaining increase was primarily due to increases in engineering spending and non-cash stock compensation costs, partially offset by decreases in discretionary expenses.

•	Restructuring increased $35.7 million to $55.4 million in the first nine months of fiscal 2010 from $19.7 million in the first nine months of fiscal 2009. This increase primarily related to costs associated with headcount reductions in certain manufacturing facilities, principally the Auxerre, France transportation battery plant and the Over Hulton, U.K. industrial energy battery plant closures.

•	Other expense (income) was ($9.7) million in the first nine months of fiscal 2010 versus $24.1 million in the first nine months of fiscal 2009. The change is primarily due to a $50.7 million favorable variance in currency remeasurement, partially offset by a $6.1 million lower gain on revaluation of warrants and $6.6 million higher loss on asset sales and impairments.

•	Interest expense decreased $10.4 million to $44.8 million in the first nine months of fiscal 2010 from $55.2 million in the first nine months of fiscal 2009 due primarily to the favorable impact of lower interest rates on borrowings under the Company’s Credit Agreement.

•	Foreign currency translation favorably impacted expenses by $8.7 million in the first nine months of fiscal 2010.

			FAVORABLE / (UNFAVORABLE)
	For the Nine Months Ended			Currency	Non-Currency
	December 31, 2009	December 31, 2008	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$92,494	$97,470	$4,976	$—	$4,976
Europe & ROW	96,741	94,908	(1,833)	3,757	(5,590)
Industrial Energy
Americas	30,518	29,209	(1,309)	—	(1,309)
Europe & ROW	139,280	130,385	(8,895)	3,846	(12,741)

Unallocated expenses	59,883	110,942	51,059	1,118	49,941

TOTAL	$418,916	$462,914	$43,998	$8,721	$35,277

     Transportation Americas expenses were $92.5 million in the first nine months of fiscal 2010 versus $97.5 million in the first nine months of fiscal 2009. The decrease in expenses primarily relates to cost reductions and restructuring initiatives.
     Transportation Europe and ROW expenses were $96.7 million in the first nine months of fiscal 2010 versus $94.9 million in the first nine months of fiscal 2009. Foreign currency translation favorably impacted expenses in the first nine months of fiscal 2010 by approximately $3.8 million. Excluding the impact of foreign currency translation, expenses increased by $5.6 million primarily due to $16.2 million in higher restructuring expenses primarily related to the closure of the Auxerre, France manufacturing facility, the unfavorable impact of which was partially offset by cost reduction activities and a bad debt write-off in the prior year period.
     Industrial Energy Americas expenses were $30.5 million in the first nine months of fiscal 2010 versus $29.2 million in the first nine months of fiscal 2009. The increase in expenses was primarily due to costs related to new product engineering initiatives.
     Industrial Energy Europe and ROW expenses were $139.3 million in the first nine months of fiscal 2010 versus $130.4 million in the first nine months of fiscal 2009. Expenses, excluding a favorable foreign currency translation impact of $3.8 million, increased by $12.7 million due to $21.4 million in higher restructuring and asset impairment expenses primarily related to the closure of the Company’s U.K. battery manufacturing facility, partially offset by cost reduction initiatives and lower selling costs.
     Unallocated expenses were $59.9 million in the first nine months of fiscal 2010 versus $110.9 million in the first nine months of fiscal 2009:

	For the Nine Months Ended		FAVORABLE
	December 31, 2009	December 31, 2008	(UNFAVORABLE)
	(In thousands)
Corporate expenses	$29,920	$30,991	$1,071
Restructuring	1,312	420	(892)
Other (income) expense:
Currency remeasurement (gain) loss	(15,717)	30,988	46,705
Gain on revaluation of warrants	(538)	(6,591)	(6,053)
Other	103	(24)	(127)
Interest, net	44,803	55,158	10,355

TOTAL	$59,883	$110,942	$51,059

     Foreign currency translation favorably impacted unallocated expenses by $1.1 million in the first nine months of fiscal 2010.

Income Taxes

	For the Nine Months Ended
	December 31, 2009	December 31, 2008
	(In thousands)

Pre-tax (loss) income	$(25,390)	$29,121
Income tax provision	26,526	33,245

Effective tax rate	-104.5%	114.2%
The effective tax rate for the first nine months of fiscal 2010 and fiscal 2009 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Italy, Spain, and France. The effective tax rate for the first nine months of fiscal 2010 and 2009, respectively, was impacted by the recognition of $29.8 million and $23.8 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, and Italy. During the first nine months of fiscal 2009 the Company established a full valuation allowance of $13.3 million on its net deductible temporary differences and loss carryforwards related to its Australian operations.. The income tax provision for the first nine months of fiscal 2009 decreased as a result of the removal of $3.1 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of the Company’s effective tax rate.
Liquidity and Capital Resources
     As of December 31, 2009, the Company had cash and cash equivalents of $103.5 million and availability under the Company’s revolving loan facility of $112.7 million. This compared to cash and cash equivalents of $69.5 million and availability under the revolving loan facility of $130.6 million as of March 31, 2009.
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
     Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at December 31, 2009 and March 31, 2009 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At December 31, 2009, the Company was in compliance with covenants contained in the Credit Agreement and indenture agreements that govern the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At December 31, 2009, the Company had outstanding letters of credit with a face value of $49.6 million and surety bonds with a face value of $3.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at December 31, 2009, pursuant to the terms of the agreement, was $3.7 million.

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
     Cash flows provided by operating activities were $81.5 million and $120.5 million in the first nine months of fiscal 2010 and fiscal 2009, respectively. The operating cash flows decreased primarily due to $42.1 million increased restructuring payments, a higher net loss before non-cash items, partially offset by improved working capital.
     Total debt at December 31, 2009 was $669.0 million, as compared to $658.2 million at March 31, 2009. See Note 7 to the Condensed Consolidated Financial Statements for the composition of such debt.
     Going forward, the Company’s principal sources of liquidity will be cash on hand, cash from operations, and borrowings under the revolving loan facility.
Uses Of Cash
     The Company’s liquidity needs arise primarily from the funding of working capital needs, and obligations on indebtedness and capital expenditures. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. The greatest cash demands from operations have historically occurred during the months of June through October.
     Cash provided by (used in) financing activities was $5.1 million and ($8.3) million in the first nine months of fiscal 2010 and fiscal 2009, respectively. This increase relates primarily to proceeds from debt borrowings.
     The Company believes that it will have ongoing liquidity to support its operational restructuring programs during the remainder of fiscal 2010, which include, among other things, payment of remaining accrued restructuring costs of approximately $36.4 million as of December 31, 2009. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.
     Capital expenditures were $58.6 million and $58.7 million in the first nine months of fiscal 2010 and 2009, respectively.
     The estimated fiscal 2010 pension plan contributions are $14.9 million and other post-retirement contributions are $2.0 million. Payments aggregating $13.3 million were made during the first nine months of fiscal 2010.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $34.4 million and $0.6 million of foreign currency trade accounts receivable as of December 31, 2009 and March 31, 2009, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Changes to the quantitative and qualitative market risks as of December 31, 2009 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 for further information.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following general factors such as: (i) the Company’s ability to implement and fund based on current liquidity business strategies and restructuring plans, (ii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (iii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (iv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (v) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (vi) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (vii) competitiveness of the battery markets in the Americas and Europe, (viii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (ix) general economic conditions, (x) the ability to acquire goods and services and/or fulfill labor needs at budgeted costs, (xi) the Company’s reliance on a single supplier for certain of its polyethylene battery separators, (xii) the Company’s ability to successfully pass along increased material costs to its customers, (xiii) the loss of one or more of the Company’s major customers for its industrial or transportation products, (xiv) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, (xv) the ability of the Company’s customers to pay for products and services in light of liquidity constraints resulting from global economic conditions and restrictive credit markets, and (xvi) those risk factors described in the Company’s fiscal 2009 Form 10-K filed on June 4, 2009 and under Item 1A to Part II of this report.
The Company cautions each reader of this report to carefully consider those factors set forth above. Such factors have, in some instances, affected and in the future could affect the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein. The Company undertakes no obligation to update or revise any forward looking statement, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 11 to the Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
     The risk factors disclosed in the Company’s fiscal 2009 Form 10-K have not materially changed since we filed our fiscal 2009 Form 10-K except as otherwise set forth below:
The loss of the Company’s primary supplier of polyethylene battery separators would have a material adverse effect on the Company’s business.
The Company relies on a single supplier to fulfill certain of its needs for polyethylene battery separators — a critical component of many of the Company’s products. There is no second source that could readily provide the volume of certain of its polyethylene separators used by the Company. As a result, any major disruption in supply from this supplier would have a material adverse impact on the Company.
     See Item 1A to Part I of the Company’s fiscal 2009 Form 10-K for a complete discussion of these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				(d) Maximum
				Number (or
				Approximate Dollar
			(c) Total Number of	Value) of Shares (or
	(a) Total		Shares (or Units)	Units) that May Yet
	Number of	(b) Average Price	Purchased as Part of	Be Purchased Under
	Shares (or Units)	Paid per Share (or	Publicly Announced	the Plans or
Period	Purchased (1)	Unit)	Plans or Programs	Programs
October 1 through October 31	919	$7.62	—	—
November 1 through November 30	11,221	$7.90	—	—
December 1 through December 31	234	$7.55	—	—

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5.Other Information
     None
Item 6. Exhibits

4.1	Second Amendment to Credit Agreement, dated as of November 12, 2009, among the Company, each Domestic Subsidiary, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of The Netherlands, the Lenders party hereto and Deutsche Bank AG New York Branch, as Administrative Agent.

10.1	Letter dated November 3, 2009 amending the Amended and Restated Employment Agreement of Gordon A. Ulsh, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated November 5, 2009.

31.1	Certification of Gordon A. Ulsh, Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES
By:	/s/ Phillip A. Damaska
Phillip A. Damaska Executive Vice President and Chief Financial Officer

Date: February 3, 2010