Form 10-K
period 2010-03-31
EXIDE TECHNOLOGIES
filed 2010-06-02
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2009 was $404,505,092.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 27, 2010, 75,596,285 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held on September 15, 2010 is incorporated by reference in Part III to the extent described therein.

EXIDE TECHNOLOGIES

EXIDE TECHNOLOGIES

PART I

Item 1.	Business

Overview and General Discussion of the Business

Exide Technologies is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at 13000 Deerfield Parkway, Building 200, Milton, Georgia 30004.

The Company is a global leader in stored electrical energy solutions, and one of the largest manufacturers and suppliers of lead-acid batteries for transportation and industrial applications in the world, with fiscal 2010 net sales of approximately $2.7 billion. The Company’s operations in the Americas and Europe and Rest of World (“ROW”) represented approximately 43.2% and 56.8%, respectively, of fiscal 2010 net sales.

Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the period ended March 31 of that year (e.g., “fiscal 2010” refers to the period beginning April 1, 2009 and ending March 31, 2010). Unless the context indicates otherwise, the “Company,” “Exide,” “we,” or “us” refers to Exide Technologies and its subsidiaries.

Company Products and Business Segments

The Company reports its financial results through four principal business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW. Refer to Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information about the Company’s business segments as well as the geographic areas in which each segment conducts operations.

Transportation

The Company’s transportation batteries include ignition and lighting batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications. The Company’s principal batteries sold in the transportation market are represented by the following brands: Centra, DETA, Exide, Exide Extreme, Exide NASCAR Select, Orbital, Fulmen, and Tudor, as well as other brands under various private labels. The market for transportation batteries is divided between sales to aftermarket customers and original equipment manufacturers (“OEMs”). Transportation segments represented approximately 65.0% of the Company’s net sales in fiscal 2010. Within the transportation segments, aftermarket sales and OEM sales represented approximately 84.4% and 15.6% of fiscal 2010 net sales, respectively.

Aftermarket sales are driven by a number of factors, including the number of vehicles in use, average battery life, average age of vehicles, weather conditions, and population growth. Aftermarket demand historically has been less cyclical than OEM demand due to the typical three to five-year replacement cycle. Some of the Company’s major aftermarket customers include Wal-Mart, Bosch, Tractor Supply, Canadian Tire, ADI, GAUI, although the Wal-Mart business is scheduled to be phased out between June and October, 2010 . In addition, the Company is also a supplier of authorized replacement batteries for major OEMs including FIAT, BMW, Volkswagen, John Deere, Renault/Nissan, and PACCAR.

OEM sales are driven in large part by new vehicle manufacturing rates, which are driven by consumer demand for vehicles. The Company believes that the OEM market increasingly prefers suppliers with established global production capabilities that can meet their needs as they expand internationally and increase platform standardization across multiple markets. The Company supplies batteries for two of the 10 top-selling vehicles in the United States of America (“U.S.”) and five of the 10 top-selling vehicles in Europe. Some of the Company’s significant OEM customers include International Truck & Engine, FIAT, the PSA group

(Peugeot S.A./Citroën), Case/New Holland, BMW, John Deere, Renault Nissan, Scania, Volvo Trucks, Volkswagen, and Toyota.

Transportation Americas

In the Americas, the Company sells aftermarket transportation products through various distribution channels, including mass merchandisers, auto parts outlets, wholesale distributors, and battery specialists. The Company sells its OEM transportation replacement products principally through dealer networks. The Company’s operations in the U.S., Canada, and Mexico include a network of 80 branches which sell and distribute batteries and other products to the Company’s distributor channel customers, battery specialists, national account customers, retail stores, and OEM dealers. In addition, these branches collect spent batteries for the Company’s recycling centers.

With its five active recycling centers, the Company is the largest recycler of lead in North America. The Company’s recycling centers supply recycled lead for use in almost all of Exide’s Transportation and Industrial Energy products manufactured in North America as well as supplying lead to a variety of external customers. The recycling centers also recover and recycle plastic materials that are used to produce new battery covers and cases.

Transportation Europe and ROW

The Company sells OEM batteries to the European light vehicle, light commercial vehicle and commercial vehicle industry. The commercial vehicle industry includes truck manufacturers as well as construction and agriculture vehicle manufacturers. Exide supplies most of its OEM batteries directly to the assembly plants of its customers. The Company supplies BMW, Fiat, Nissan, Renault, Volkswagen, Iveco, Scania, Volvo Trucks, and many other well known manufacturers. The Company also delivers service and replacement batteries into this segment. Those are either distributed by the OEM customers themselves or delivered directly to the service points through the Exide logistics network. The Company also supplies advanced lead-acid batteries to microhybrid vehicles equipped with CO2- reducing technologies such as Start & Stop and regenerative braking systems.

The Company sells aftermarket batteries in Europe and ROW primarily through automotive parts and battery wholesalers, mass-merchandisers, auto centers, service installers, and oil companies. Wholesalers have traditionally represented the majority of this market, but sales through hypermarket chains and automotive parts stores, most often integrated in European or global buying groups, have increased. Many automotive parts wholesalers are also increasingly organized in European organizations active in purchasing and merchandising programs. Battery specialists sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers, and garages throughout Europe.

Industrial Energy

The Company’s Industrial Energy segments supply both motive power and network power applications. Motive power batteries are used in the material handling industry for electric forklift trucks, and in other industries, including floor cleaning machinery, powered wheelchairs, railroad locomotives, mining, and the electric road vehicles market. Network power batteries are used for back-up power applications to ensure continuous power supply in case of a temporary power failure or outage. Industrial Energy represented 35.0% of the Company’s net sales in fiscal 2010. Within the Industrial Energy segments, motive power sales and network power sales represented approximately 52.2% and 47.8% of Industrial Energy net sales, respectively.

The battery technologies for the motive power markets include flooded flat plate products, tubular plate products, absorbed glass mat (“AGM”) products, and gel electrolyte products. The Company also offers a complete range of battery chargers and related equipment for the operation and maintenance of battery-powered vehicles.

Network power batteries are used to provide back-up power for use with telecommunications systems, computer installations, hospitals, air traffic control, security systems, utility, railway and military applications.

Telecommunications applications include central and local switching systems, satellite stations, wireless base stations and mobile switches, optical fiber repeating boxes, cable TV transmission boxes, and radio transmission stations. The Company’s strongest network power battery brands, Absolyte and Sonnenschein, offer customers the choice of AGM or gel electrolyte valve regulated battery technologies and deliver among the highest energy and power densities in their class.

Industrial Energy Americas

The Company distributes motive power products and services through multiple channels. These include sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives. The Company serves a wide range of customers including OEM suppliers of lift trucks, large industrial companies, retail distributors, warehousing companies, and manufacturers. The Company’s primary motive power customers in the Americas include NACCO, Toyota, Wal-Mart, Target, and Kroger. The Company distributes network power products and services through sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives. The Company’s primary network power customers in the Americas include AT&T, APC, Emerson Electric, and Verizon Wireless.

Industrial Energy Europe and ROW

The Company distributes motive power products and services in Europe through in-house sales and service organizations and utilizes distributors and agents for the export of products from Europe to ROW countries. Motive power products in Europe are also sold to a wide range of customers in the aftermarket, ranging from large industrial companies and retail distributors to small warehousing and manufacturing operations. Motive power batteries are also sold in complete packages, including batteries, chargers, and increasingly through on-site service. The Company’s major OEM motive power customers include TMH, KION and Jungheinrich. The Company distributes network power products and services in Europe and batteries and chargers in Australia and New Zealand through in-house sales and service organizations. In Asia, products are distributed through independent distributors. The Company utilizes distributors, agents, and direct sales to export products from Europe and North America to ROW. The Company’s primary Network Power customers in Europe and ROW include China Mobile, Deutsche Telecom, Alcatel, MGE, Emerson Electric, Nokia, Ericsson and Siemens.

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

The Company’s quality process begins in the design phase with an in-depth understanding of customer and application requirements. The Company’s products are designed to required performance, industry, and customer quality standards using design processes, tools, and materials needed to achieve reliability and durability. The Company’s commitment to quality continues through the manufacturing process. The Company has quality audit processes and standards in each of its production and distribution facilities. The Company’s quality process extends throughout the entire product lifecycle including operation in service.

All of the Company’s major production facilities are approved under ISO/TS 16949 and/or ISO 9001 quality standards. The Company has also obtained ISO 14001 Environmental Health & Safety (“EH&S”) certification at the majority of its manufacturing plants, and has received quality certifications and awards from a number of OEM and aftermarket customers.

Research and Development

The Company is committed to developing new and technologically advanced products, services, and systems that provide superior performance and value to customers. To support this commitment, the Company focuses on developing opportunities across its global markets and operating a number of product and process-development centers of excellence around the world. These centers work cooperatively to define and improve the Company’s product design and production processes. By leveraging this network, the Company is able to transfer technological, product and process knowledge among its various operating facilities to adopt best practices for use throughout the Company. During fiscal 2010, the Company added approximately fifty technical employees to its research and development (“R&D”) organization, primarily in Milton, Georgia and Büdingen, Germany. These additional resources will enable the R&D function to focus on longer-term development opportunities as well as ongoing business support.

In addition to in-house efforts, the Company continues to pursue the formation of alliances and collaborative partnerships to develop energy-management systems for automotive electrical and electronic architectures for the global OEM market. The Company is also pursuing development initiatives targeted at the industrial, military, and the renewable energy markets. In the first quarter of fiscal 2010, the Company signed a technology development agreement with NanoTerra, a nano-technology company in Cambridge, Massachusetts that specializes in surface chemistry and surface engineering. Also in the first quarter of fiscal 2010, the Company signed a memorandum of understanding with Axion Power, an advanced lead-acid development company in Newcastle, Pennsylvania. In the second quarter of fiscal 2010, the Company signed a three-way Cooperative Research & Development Agreement (“CRADA”) with Savannah River National Laboratory and the University of Idaho to study the benefits of hollow glass microspheres in lead-acid batteries.

In August 2009, the Company was awarded a $34.3 million grant by the United States Department of Energy (“DOE”) under the American Recovery and Reinvestment Act to increase manufacturing capacity of AGM batteries with and without advanced carbon technology. These AGM batteries are designed for Start & Stop, Micro-Hybrid and no-idle vehicle applications and enable improved fuel efficiency and reduced CO2 emissions. Our total investment including the DOE grant will be approximately $70.0 million for expansion of our Columbus, Georgia and Bristol, Tennessee facilities. Additionally, we received tax incentives from the State of Georgia of approximately $9.3 million and approximately $6.0 million from the State of Tennessee. As a result of these grants, we expect to create as many as 320 jobs and expand battery production capacity by about 1.5 million batteries per year. These investments are expected to be completed within two to three years.

Patents, Trademarks and Licenses

The Company owns or has a license to use various trademarks that are valuable to its business. The Company believes these trademarks and licenses enhance the brand recognition of the Company’s products. The Company currently owns approximately 281 trademarks, and maintains licenses from others to use approximately 19 trademarks worldwide. For example, the Company licenses the NASCAR mark from NASCAR, and the Exide mark in the United Kingdom and Ireland from Chloride Group Plc. The Company’s license with NASCAR expires on December 31, 2011. The Company also acts as licensor under certain trademark licensing agreements.

The Company has generated a number of patents in the operation of its business and currently owns all or a partial interest in greater than 209 patents and applications for patents pending worldwide. Although the

Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to the Company’s market competitiveness, currently no operating segment is substantially dependent on any single patent or group of patents.

In March 2003, the Company brought legal proceedings in the U.S. Bankruptcy Court for the District of Delaware to reject certain agreements relating to EnerSys, Inc.’s right to use the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. In April 2006, the Bankruptcy Court granted the Company’s request to reject those agreements. EnerSys, Inc. has appealed this decision. For further information regarding this matter, see Note 11 to the Consolidated Financial Statements.

Manufacturing, Raw Materials and Suppliers

Lead is the primary material used in the manufacture of the Company’s lead-acid batteries, representing approximately 45.0% of the cost of goods produced. The Company obtains substantially all of its North American lead requirements through the operation of five secondary lead recycling plants which reclaim lead by recycling spent lead-acid batteries. In North America, the Company obtains spent batteries for recycling primarily from the Company’s customers, through Company-owned branch networks, and from outside spent battery collectors. In Europe and ROW, the Company obtains a small portion of its lead requirements through the operation of four lead recycling plants. The majority of the Company’s lead requirements in Europe and ROW, however, are obtained from third-party suppliers.

The Company uses both polyethylene and AGM battery separators. There are a number of suppliers from whom the Company purchases AGM battery separators. Polyethylene battery separators are purchased primarily from one supplier pursuant to a supply agreement expiring in 2012. There is no second source that could readily provide the volume of certain polyethylene separators used by the Company. As a result, any major disruption in supply from the Company’s primary supplier of polyethylene separators would have a material adverse impact on the Company.

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

In the Americas transportation aftermarket, the Company believes it has the third largest market position. Other principal competitors in this market are Johnson Controls, Inc. and East Penn Manufacturing. Competition is strongest in the auto parts retail and mass merchandiser channels where large customers use their buying power to negotiate lower prices. The largest competitor in the Americas transportation OEM market is Johnson Controls, Inc. Due to technical and production qualification requirements, OEMs change battery suppliers less frequently than aftermarket customers, but because of their purchasing size, they can influence market participants to compete on price and other terms. The Company also believes that it has the overall second largest market position in Europe in transportation batteries for the light vehicles and commercial vehicles product categories. The Company’s largest competitor in the European transportation markets is Johnson Controls, Inc.

Industrial Energy Segments

The Company believes that it is one of the significant participants in the global motive power battery market. Competitors in the Americas include EnerSys Inc., East Penn Manufacturing, and Crown Battery, Inc.

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

Employees

The Company employed approximately 10,349 persons at March 31, 2010, compared to approximately 12,081 persons at March 31, 2009.

Americas

As of March 31, 2010, the Company employed approximately 1,277 salaried employees and 2,772 hourly employees in the Americas, primarily in the U.S. Approximately 44% of these salaried employees are engaged in sales, service, marketing, and administration and 56% in manufacturing and engineering. Approximately 17% of the Company’s hourly employees in the Americas are represented by unions. Relations with the unions are generally good. Union contracts covering approximately 264 of the Company’s domestic employees expire in fiscal 2011, and the remainder thereafter.

Europe and ROW

As of March 31, 2010, the Company employed approximately 2,400 salaried employees and 3,900 hourly employees outside of the Americas, primarily in Europe. Approximately 27% of these salaried employees are engaged in sales, service, marketing, and administration and 73% in manufacturing and engineering. Generally, the Company’s hourly employees and some of its salaried employees in Europe and ROW are represented by unions. The Company meets regularly with the European Works Councils. Relations with the unions are generally good. Contracts covering most of the Company’s union employees expire on various dates through fiscal 2011.

Executive Officers

Gordon A. Ulsh (64) Chief Executive Officer and member of the Board of Directors. Since November 2009, Mr. Ulsh has served solely as Chief Executive Officer of the Company and is scheduled to retire from this position on June 30, 2010. From April 2005 until November 2009, Mr. Ulsh served as President and Chief Executive Officer. Mr. Ulsh was appointed to his current position in April 2005. From 2001 until March 2005, Mr. Ulsh was Chairman, President and Chief Executive Officer of Texas-based FleetPride Inc., the nation’s largest independent aftermarket distributor of heavy-duty truck parts. Prior to joining FleetPride in 2001,

Mr. Ulsh worked with Ripplewood Equity Partners, providing analysis of automotive industry segments for investment opportunities. Earlier, he served as President and Chief Operating Officer of Federal-Mogul Corporation in 1999 and as head of its Worldwide Aftermarket Division in 1998. Prior to Federal-Mogul, he held a number of leadership positions with Cooper Industries, including Executive Vice President of its automotive products segment. Mr. Ulsh joined Cooper’s Wagner Lighting business unit in 1984 as Vice President of Operations, following 16 years in manufacturing and engineering management at Ford Motor Company. Mr. Ulsh is a director of OM Group, Inc. and Cellu Tissue Holdings, Inc.

Edward J. O’Leary (54) President and Chief Operating Officer. Mr. O’Leary joined the Company in June 2005 as President, Transportation Americas, and was named Executive Vice President and Chief Operating Officer in August 2007. In November 2009, Mr. O’Leary was named President and Chief Operating Officer and has announced his resignation from his positions effective June 16, 2010. Prior to joining the Company, Mr. O’Leary served as President, the Americas at Oetiker Inc. From 2002 to 2004, Mr. O’Leary served in a consulting capacity with Jag Management Consultants. Mr. O’Leary served as Chief Executive Officer of iStarSystems from 2000 to 2002, and served as Vice President Sales and Distribution, the Americas at Federal-Mogul Corp. from 1998 to 1999. Prior to that, Mr. O’Leary served as Executive Vice President of Cooper Automotive, a division of Cooper Industries, from 1995 to 1998, after spending 17 years at Tenneco Automotive.

Mitchell S. Bregman (56) President, Industrial Energy Americas. Mr. Bregman joined Exide in September 2000 in connection with the Company’s acquisition of GNB Technologies, Inc. (“GNB”). He has served in his current role since March 2003 and prior to that was President, Global Network Power. Mr. Bregman joined GNB in 1979. He served for 12 years as a Vice President with various responsibilities with GNB Industrial Power and nine years with GNB’s Transportation Division.

Bruce A. Cole (47) President, Transportation Americas. Mr. Cole joined the Company in September 2000 in connection with the Company’s acquisition of GNB. He has served in his current role since August 2007 and prior to that was Vice President and General Manager, North American Recycling. Mr. Cole joined GNB in 1989. He has served in a variety of roles at the Company including VP, Manufacturing & Engineering for Industrial Energy Americas and VP, Global Marketing, Industrial Energy.

Phillip A. Damaska (55) Executive Vice President and Chief Financial Officer. Mr. Damaska joined the Company in January 2005 as Vice President, Finance, was appointed Vice President and Corporate Controller in September 2005, was named Senior Vice President and Corporate Controller in March 2006, and was named Executive Vice President and Chief Financial Officer effective April 1, 2008. Prior to joining the Company, Mr. Damaska served in numerous capacities with Freudenberg-NOK from 1996 through 2004, most recently as President of Corteco, an automotive and industrial seal supplier that is part of the partnership’s global group of companies.

Barbara A. Hatcher (55) has been Executive Vice President and General Counsel since May 2006, after having served as Deputy General Counsel from April 2004 through April 2006. Ms. Hatcher joined the Company in 2000 through its acquisition of GNB, where she served as Vice President & General Counsel.

George S. Jones, Jr. (57) Executive Vice President, Human Resources and Communications. Mr. Jones joined the Company in July 2005. From 1974 to 2004, Mr. Jones served in several executive positions at Cooper Industries, most recently as Vice President, Operations at the Lighting Division from 1997 to 2004.

Louis E. Martinez (44) Vice President, Corporate Controller, and Chief Accounting Officer. Mr. Martinez was appointed to this position in March 2008. Previously, Mr. Martinez served as the Company’s Assistant Corporate Controller since joining the Company in May 2005. Mr. Martinez served as Corporate Controller for Airgate PCS, Inc., from March 2003 through May 2005. Mr. Martinez has also served as Corporate Controller for Cotelligent, Inc., from March 2000 through February 2003 and as Director of Finance & Controller for Aegis Communications Group from 1996 through February 2000.

Michael Ostermann (44) President, Exide Europe.  Mr. Ostermann joined Exide in January 2009 as President, Transportation Europe and was named President, Exide Europe in March 2010. Prior to joining the Company, Mr. Ostermann served in a variety of automotive industry and operational roles including his most recent position as Management Board Member and Managing Director for Frauenthal Holding AG, a European

manufacturer of industrial ceramic products. Mr. Ostermann was responsible for establishing that company’s Automotive Division.

Backlog

The Company’s order backlog at March 31, 2010 was approximately $35.4 million for Industrial Energy Americas and approximately $83.8 million for Industrial Energy Europe and ROW. The Company expects to fill those backlogs during fiscal 2011. The Transportation backlog at March 31, 2010 was not significant.

Available Information

The Company maintains a website on the internet at www.exide.com. The Company makes available free of charge through its website, by way of a hyperlink to a third-party Securities Exchange Commission (“SEC”) filing website (www.sec.gov), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. The information on the Company’s website is not, and shall not be deemed to be, a part of this annual report on form 10-K or incorporated into any other filings the Company makes with the SEC. The SEC website (www.sec.gov) contains reports, proxy and other statements, and other information regarding issuers, including the Company, that file electronically with the SEC. All of this information is available as soon as reasonably practicable after it is filed with the SEC. In addition, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company’s Code of Ethics and Business Conduct may be accessed within the Investor Relations section of its website. Amendments and waivers of the Code of Ethics and Business Conduct will also be disclosed within four business days of issuance on the website. Information found in the Company’s website is neither part of this annual report on Form 10-K nor any other report filed with the SEC.

Item 1A.	Risk Factors

The Company has experienced significant fluctuations in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Lead is the primary material used in the manufacture of batteries, representing approximately 45.0% of the Company’s cost of goods sold. Average lead prices quoted on the London Metal Exchange (“LME”) have fluctuated dramatically, from $1,654 per metric ton for fiscal 2009 to $1,984 per metric ton for fiscal 2010. As of May 27, 2010, lead prices quoted on the LME were $1,777 per metric ton. If the Company is unable to maintain or increase the prices of its products proportionate to the increase in raw material costs, the Company’s gross margins will decline. The Company cannot provide assurance that it will be able to hedge its lead requirements at reasonable costs or that the Company will be able to pass on these costs onto its customers. Fluctuations in the Company’s prices could also cause customer demand for the Company’s products to be reduced and net sales to decline which could be a material adverse affect on our business, financial condition, cash flows, or results of operations. Rising lead costs require the Company to make significant investments in inventory and accounts receivable, which reduces amounts of cash available for other purposes.

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

The Company is continuing to undertake restructuring activities to address excess capacity created, in part, by worsening economic conditions and reduction in demand for some of the Company’s products. The restructuring plans may involve higher costs or a longer timetable than the Company currently anticipates, mainly due to the timing and execution of some plans and programs subject to local labor law requirements, and consultation with appropriate work councils. The Company also expects the restructuring plans to result in substantial costs related to severance and other employee-related costs, and these costs may not result in improvements in future financial performance. The restructuring plans may also subject the Company to litigation risks and expenses. If the Company is unable to realize the benefits of these restructuring activities or appropriately structure the business to meet market conditions, the restructuring activities could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. See Note 12 to the Consolidated Financial Statements.

The Company remains subject to a preliminary SEC inquiry.

The Enforcement Division of the SEC is conducting a preliminary inquiry into statements the Company made during fiscal 2005 about its ability to comply with fiscal 2005 loan covenants and the going concern qualification in the audit report in the Company’s annual report on Form 10-K for fiscal 2005, which the Company filed with the SEC in June 2005. This preliminary inquiry remains in process, and should it result in a formal investigation, it could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company is subject to fluctuations in exchange rates and other risks associated with its non-U.S. operations which could adversely affect the Company’s business, financial condition, cash flows or results of operations.

The Company has significant manufacturing operations in, and exports to, several countries outside the U.S. Approximately 56.8% of the Company’s net sales for fiscal 2010 were generated in Europe and ROW with the significant majority generated in Euros. Because such a significant portion of the Company’s operations are based overseas, the Company is exposed to foreign currency risk, resulting in uncertainty as to future asset and liability values, and results of operations that are denominated in foreign currencies. The Company invoices foreign sales and service transactions in local currencies, using actual exchange rates during the period, and translates these revenues and expenses into U.S. Dollars at average monthly exchange rates. Because a significant portion of the Company’s net sales and expenses are denominated in foreign currencies, the depreciation of these foreign currencies in relation to the U.S. Dollar could adversely affect the Company’s reported net sales and operating margins. The Company translates its non-U.S. assets and liabilities into U.S. Dollars using current rates as of the balance sheet date. Therefore, foreign currency depreciation against the U.S. Dollar would result in a decrease in the Company’s net investment in foreign subsidiaries.

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

These and other risks may have a material adverse effect on the Company’s non-U.S. operations or on its business, financial condition, cash flows or results of operations.

The Company’s liquidity is affected by the seasonality of its business. Warm winters and cool summers adversely affect the Company.

The Company sells a disproportionate share of its automotive aftermarket batteries during the fall and early winter. Resellers buy automotive batteries during these periods so that they will have sufficient inventory for cold weather periods. This seasonality increases the Company’s working capital requirements and makes it more sensitive to fluctuations in the availability of liquidity. Unusually cold winters or hot summers may accelerate battery failure and increase demand for automotive replacement batteries. Mild winters and cool summers may have the opposite effect. As a result, if the Company’s sales are reduced by an unusually warm winter or cool summer, it may not be possible for the Company to recover these sales in later periods. Further, if the Company’s sales are adversely affected by the weather, it cannot make offsetting cost reductions to protect the Company’s liquidity and gross margins in the short-term because a large portion of the Company’s manufacturing and distribution costs are fixed, which could be a material adverse affect on our business, financial condition, cash flows, or results of operations.

Decreased demand in the industries in which the Company operates may adversely affect its business, financial condition, cash flows or results of operations.

The Company’s financial performance depends, in part, on conditions in the automotive, material handling, and telecommunications industries which, in turn, are generally dependent on the U.S. and global economies. As a result, economic and other factors adversely affecting production by OEMs and their customers’ spending could adversely impact the Company’s business. Relatively modest declines in customer purchases from the Company could have a significant adverse impact on its profitability because the Company has substantial fixed production costs. If the Company’s OEM and large aftermarket customers reduce their inventory levels, or reduce their orders, the Company’s performance would be significantly adversely impacted. In this economic environment, the Company cannot predict future production rates or inventory levels or the underlying economic factors. Continued uncertainty and unexpected fluctuations may adversely affect the Company’s business, financial conditions, cash flows, or results of operations.

The remaining portion of the Company’s battery sales are of aftermarket batteries. The factors influencing demand for automotive replacement batteries include: (1) the number of vehicles in use; (2) average battery life; (3) the average age of vehicles and their operating environment; (4) weather conditions; (5) population growth; and (6) overall economic conditions. Any significant adverse change in any one of these factors may adversely affect the Company’s business, financial condition, cash flows or results of operations.

The loss of the Company’s primary supplier of polyethylene battery separators would have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company relies on a single supplier to fulfill certain of its needs for polyethylene battery separators — a critical component of many of the Company’s products. There is no second source that could readily provide the volume of certain of its polyethylene separators used by the Company. As a result, any major disruption in supply from this supplier would have a material adverse impact on the Company’s business, financial condition, cash flows or results of operations.

Many of the industries in which the Company operates are cyclical.

The Company’s operating results are affected by the general cyclical pattern of the industries in which its major customer groups operate. Any significant decline in demand for replacement batteries for automobiles, light trucks, or sport utility vehicles could have a material adverse impact on the Company’s business, financial condition, cash flows or results of operations of the Company’s Transportation segments. To a lesser extent, a prolonged decline in the demand for new automobiles, light trucks or sport utility vehicles could also have an adverse impact on these segments. A weak capital expenditure environment in the telecommunications, uninterruptible power systems or electric industrial forklift truck markets could have a material adverse effect on the business, financial condition, cash flows or results of operations of the Company’s Industrial Energy segments.

The Company is subject to pricing pressure from its larger customers.

The Company faces significant pricing pressures in all of its business segments from its larger customers. Because of their purchasing volume, the Company’s larger customers can influence market participants to compete on price and other terms. Such customers also use their buying power to negotiate lower prices. If the Company is not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on the Company’s business, financial condition, cash flows or results of operations.

The Company faces increasing competition and pricing pressure from other companies in its industries, and if the Company is unable to compete effectively with these competitors, the Company’s sales and profitability could be adversely affected.

The Company competes with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of its industry and consolidation among industrial purchasers, the Company has been subjected to continued and significant pricing pressures. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service, and warranty. In addition, the Company is experiencing heightened competitive pricing pressure as Asian producers, which are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in the Company’s major markets. If the Company is unable to compete effectively with these competitors, its sales and profitability could be adversely affected, which could be a material adverse affect on our business, financial condition, cash flows, or results of operations.

If the Company is not able to develop new products or improve upon its existing products on a timely basis, the Company’s business, financial condition, cash flows or results of operations could be adversely affected.

The Company believes that its future success depends, in part, on the ability to develop, on a timely basis, new technologically advanced products or improve on the Company’s existing products in innovative ways that meet or exceed its competitors’ product offerings. Maintaining the Company’s market position will require continued investment in research and development and sales and marketing. Industry standards, customer expectations, or other products may emerge that could render one or more of the Company’s products less desirable or obsolete. The Company may be unsuccessful in making the technological advances necessary to develop new products or improve its existing products to maintain its market position. If any of these events occur, they could cause decreases in sales and have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company may be adversely affected by the instability and uncertainty in the world financial markets and the global economy, and uncertainty around potential terrorist activities against global companies.

Unfavorable changes in global economic conditions, including tightening credit markets, inflation or recession may result in consumers, businesses and governments deferring or lowering purchases of the Company’s products in the future. In addition, terrorist activities may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on the Company’s business, financial condition, cash flows or results of operations. These economic conditions also may impact the ability of the Company’s customers to purchase the Company’s products and services. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, the Company’s ability to meet customer’s demands depends, in part, on the Company’s ability to obtain timely and adequate delivery of quality materials, parts and components from its suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the global economic conditions, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies. If such economic conditions persist, they could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company may be unable to successfully implement its business strategy, which could adversely affect its business, financial condition, cash flows or results of operations.

The Company’s ability to achieve its business and financial objectives is subject to a variety of factors, many of which are beyond the Company’s control. For example, the Company may not be successful in increasing its manufacturing and distribution efficiency through productivity, process improvements and cost reduction initiatives. Further, the Company may not be able to realize the benefits of these improvements and initiatives within the time frames the Company currently expects. In addition, the Company may not be successful in increasing the Company’s percentage of captive arrangements and spent-battery collections or in otherwise hedging its lead requirements, leaving it exposed to fluctuations in the price of lead. Any failure to successfully implement the Company’s business strategy could adversely affect the Company’s business, financial condition, cash flows or results of operations, and could further impair the Company’s ability to make certain strategic capital expenditures and meet its restructuring objectives.

The Company’s senior management team is in transition.

The Company’s future success depends to a significant extent upon the service of its senior executives and key operational personnel. As previously announced, Mr. Gordon A. Ulsh, the Company’s Chief Executive Officer, intends to retire upon expiration of his employment contract on June 30, 2010. Additionally, Mr. Edward J. O’Leary, President and Chief Operating Officer, resigned effective June 16, 2010. Earlier this year, the Company retained an executive search firm to assist in identifying qualified external and internal candidates for the position of President and Chief Executive Officer. However, the Company cannot provide assurance that it will identify, recruit and appoint a new Chief Executive Officer and President prior to Mr. Ulsh’s retirement. Mr. Ulsh has agreed, if requested, to continue serving as Chief Executive Officer for a period currently expected not to extend beyond July 2010. Any disruption resulting from the transition in senior management may adversely impact our customer relationships, employee morale and our business.

If the Company is not able to appoint a new President and Chief Executive Officer in a timely manner, retain our current management team or effectively manage the transition in senior management, the Company’s business, financial condition, cash flows or results of operations could be materially and adversely affected.

The Company is subject to costly regulation in relation to environmental and occupational, health and safety matters, which could adversely affect its business, financial condition, cash flows or results of operations.

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

The Company cannot be certain that it has been, or will at all times be, in complete compliance with all environmental requirements, or that the Company will not incur additional material costs or liabilities in connection with these requirements in excess of amounts it has reserved. Private parties, including current or former employees, could bring personal injury or other claims against the Company due to the presence of, or exposure to, hazardous substances used, stored or disposed of by it, or contained in its products, especially lead. Environmental requirements are complex and have tended to become more stringent over time. These requirements or their enforcement may change in the future in a manner that could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. The Company has made and will continue to make expenditures to comply with environmental requirements. These requirements, responsibilities and associated expenditures, if they continue to increase, could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. While the Company’s costs to defend and settle claims arising under environmental laws in the past have not been material, the Company cannot provide assurance that this will remain so in the future.

On November 12, 2008, the Environmental Protection Agency (“EPA”) published new lead emissions standards under the National Ambient Air Quality Standards (“NAAQS”), which became effective on January 12, 2009. The new standards further restrict lead emissions by reducing the off-site concentration standards for lead in air from 1.5 micrograms per cubic meter to 0.15 micrograms per cubic meter. The Company believes that the new standards could impact a number of its U.S. facilities. Under the Clean Air Act (“CAA”), publication by the EPA of these ambient air quality standards initiates a process by which the states develop rules implementing the standards, and the likelihood and timing of the implementation of these emission standards by the states, as adopted, has not been determined. Although the final impact on the Company’s operations cannot be reasonably determined at the current time, the Company believes that the impact of these recently adopted lead emissions standards on its U.S. facilities could have a material adverse effect on its business, financial condition, cash flows or results of operations.

The EPA or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The EPA or state environmental agencies could take the position that the Company has liability under environmental laws that were not discharged in bankruptcy. To the extent these authorities are successful in disputing the pre-petition nature of these claims, the Company could be required to perform remedial work that has not yet been performed for alleged pre-petition contamination, which would have a material adverse effect on the Company’s financial condition, cash flows or results of operations. The Company previously has been advised by the EPA or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at 102 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan of Reorganization (the “Plan”), there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35.0 million. The EPA has provided summaries of past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.

Regulation and legislation adopted to address possible global climate change could increase our costs of operation and adversely affect the Company’s business, financial condition, cash flows or results of operations.

Recently, there has been an increasing focus on whether emissions of certain gases, commonly referred to as “greenhouse gases” including carbon dioxide, may be contributing to certain atmospheric and other climatic changes. Legislative and regulatory measures directed at limiting the emissions of greenhouse gases and other possible causes of climate change are in various phases of discussions or implementation in a number of countries in which the Company operates. Legislative, regulatory or other efforts in the United States, and international treaties to combat climate change could result in future increases in the cost of raw materials and energy sources such as electricity, natural gas and fossil fuels, all of which may result in higher manufacturing and distribution costs for the Company. The Company’s facilities may also be subject to additional regulation under future climate change policies. Compliance with environmental laws or regulations regarding the reduction of greenhouse gases could result in significant changes to our facilities and operations and result in an increased cost of conducting business. If the Company is unable to manage the financial risks or otherwise recover costs related to complying with climate change regulatory requirements, it could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company may be adversely affected by legal proceedings to which the Company is, or may become, a party.

The Company and its subsidiaries are currently, and may in the future become, subject to legal proceedings which could adversely affect its business, financial condition, cash flows or results of operations. See Note 11 to the Consolidated Financial Statements.

The cost of resolving the Company’s pre-petition disputed claims, including legal and other professional fees involved in settling or litigating these matters, could have a material adverse effect on its business, financial condition, cash flows or results of operations.

At March 31, 2010, there are approximately 145 pre-petition disputed unsecured claims on file in the bankruptcy case that remain to be resolved through the Plan’s claims reconciliation and allowance procedures. The Company established a reserve of common stock and warrants to purchase common stock for issuance to holders of these disputed unsecured claims as the claims are allowed by the Bankruptcy Court. Although these claims are generally resolved through the issuance of common stock and warrants from the reserve rather than cash payments, the process of resolving these claims through settlement or litigation requires considerable Company resources, including expenditures for legal and professional fees and the attention of Company personnel. These costs could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s business, financial condition, cash flows or results of operations.

At March 31, 2010, approximately 17% of the Company’s hourly employees in the Americas and many of its non-U.S. employees were unionized. It is likely that a significant portion of the Company’s workforce will remain unionized for the foreseeable future. It is also possible that the portion of the Company’s workforce that is unionized may increase in the future. Contracts covering approximately 264 of the Company’s domestic employees expire in fiscal 2011, and the remainder thereafter. In addition, contracts covering most of the Company’s union employees in Europe and ROW expire on various dates through fiscal 2011. Although the Company believes that its relations with employees are generally good, if conflicts develop between the Company and its employees’ unions in connection with the renegotiation of these contracts or otherwise, work stoppages or other labor disputes could result. A work stoppage at one or more of the Company’s plants, or a material increase in its costs due to unionization activities, may have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. Work stoppages at the facilities of the Company’s customers or suppliers may also negatively affect the Company’s business. If any of the Company’s customers experience a material work stoppage, the customer may halt or limit the purchase of the Company’s products. This could require the Company to shut down or significantly reduce production at facilities relating to those products. Moreover, if any of the Company’s suppliers experience a work stoppage, the Company’s operations could be adversely affected if an alternative source of supply is not readily available.

The Company’s substantial indebtedness could adversely affect its business, financial condition, cash flows or results of operations.

The Company has a significant amount of indebtedness. As of March 31, 2010, the Company had total indebtedness, including capital leases, of approximately $659.5 million. The Company’s level of indebtedness could have significant consequences. For example, it could:

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

One or a combination of these factors could adversely affect the Company’s business, financial condition, cash flows or results of operations. Subject to restrictions in the indenture governing the Company’s senior secured notes and convertible notes and its senior secured credit facility (the “Credit Agreement”), the Company may incur additional indebtedness, which could increase the risks associated with its already substantial indebtedness.

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

Any breach of the covenants in the Credit Agreement or the indenture governing its senior secured notes could cause a default under the Company’s Credit Agreement and other debt (including the notes), which would restrict the Company’s ability to borrow under its Credit Agreement, thereby significantly impacting the Company’s liquidity which could be a material adverse affect on our business, financial condition, cash flows or results of operations. If there were an event of default under any of the Company’s debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. The Company’s assets and cash flow may not be sufficient to fully repay borrowings under its outstanding debt instruments if accelerated upon an event of default. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, its senior secured credit facility, the lenders under that facility could institute foreclosure proceedings against the assets securing borrowings under the Credit Agreement.

Holders of the Company’s common stock are subject to the risk of dilution of their investment as the result of the issuance of additional shares of common stock and warrants to purchase common stock to holders of pre-petition claims to the extent the reserve of common stock and warrants established to satisfy such claims is insufficient.

On April 15, 2002, (the “Petition Date”), Exide Technologies, together with certain of its subsidiaries (the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the Bankruptcy Court. The Debtors, along with the Official Committee of Unsecured Creditors, filed the Plan with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the Plan.

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

The Company recognizes the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered to be more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets. As of March 31, 2010, the Company’s current and long-term deferred tax assets were $24.4 million and $85.6 million, respectively.

Negative tax consequences could materially and adversely affect the Company’s business, financial condition, cash flows or results of operations.

Adverse changes in the underlying profitability and financial outlook of the Company’s operations in several jurisdictions could lead to changes in the Company’s valuation allowances against deferred tax assets and other tax reserves on the Company’s statement of financial position that could materially and adversely affect the Company’s business, financial condition, cash flows or results of operations. Additionally, changes in tax laws in the U.S. or in other countries where the Company has significant operations could materially affect deferred tax assets and liabilities on the Company’s consolidated statement of financial position and tax expense. The Company is also subject to tax audits by governmental authorities in the U.S. and in non-U.S. jurisdictions. The Company is currently subject to a tax audit in Spain for fiscal years 2003 through 2006 that is related to its current and certain former Spanish subsidiaries. Negative results from one or more such tax audits could materially and adversely affect the Company’s business, financial condition, cash flows, or results of operations.

The Company is subject to regulation of its international operations that could adversely affect its business, financial condition, cash flows or results of operations.

Due to the Company’s global operations, it is subject to many laws governing international relations, including those that prohibit improper payments to government officials and restrict where it can do business, what information or products it can supply to certain countries and what information it can provide to a

non-U.S. government, including but not limited to the Foreign Corrupt Practices Act and the U.S. Export Administration Act. Violations of these laws, which are complex and often times difficult to interpret and apply, may result in severe criminal penalties or sanctions that could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ii) the Company’s ability to implement and fund business strategies based on current liquidity, (iii) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (iv) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (v) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (vi) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (vii) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (viii) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (ix) the negative results of tax audits in the U.S. and Europe which could require the payment of significant cash taxes, (x) competitiveness of the battery markets in the Americas and Europe, (xi) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xii) the ability to acquire goods and services and/or fulfill later needs at budgeted costs, (xiii) general economic conditions, (xiv) the Company’s ability to successfully pass along increased material costs to its customers, and (xv) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states.

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

The chart below lists the locations of the Company’s principal facilities. All of the facilities are owned by the Company unless otherwise indicated. Most of the Company’s significant U.S. properties and some of its European properties secure its financing arrangements. For a description of these financing arrangements, refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. The leases for leased facilities generally expire at various dates through 2016.

Location		Use

Americas:
Milton, GA	(leased)	Executive Offices
Aurora, IL	(leased)	Executive Offices
Bristol, TN		Transportation Battery Manufacturing and Distribution Center
Cannon Hollow, MO		Secondary Lead Recycling
Columbus, GA		Industrial Battery Manufacturing and Distribution Center
Fort Smith, AR	(leased)	Industrial Battery Manufacturing and Distribution Center
Frisco, TX		Secondary Lead Recycling
Kansas City, KS	(portions leased)	Industrial Battery Manufacturing and Distribution Center
Lampeter, PA		Plastics Manufacturing
Manchester, IA		Transportation Battery Manufacturing and Distribution Center
Mississauga, Canada	(leased)	Distribution Center
Muncie, IN		Secondary Lead Recycling
Reading, PA		Secondary Lead Recycling and Polypropylene Reprocessing and Formation Center
Salina, KS		Transportation Battery Manufacturing and Distribution Center
Vernon, CA		Secondary Lead Recycling
Europe and ROW:
Adelaide, Australia		Transportation Battery Manufacturing and Distribution Center
Sydney, Australia		Industrial Battery Manufacturing
Florival, Belgium		Distribution Center
Shanghai, China	(leased)	Executive Offices
Bolton, England		Industrial Battery Manufacturing
Trafford Park, England	(leased)	Charger Manufacturing
Gennevilliers, France	(leased)	Executive Offices
Lille, France		Industrial Battery Manufacturing
Peronne, France		Plastics Manufacturing
Bad Lauterberg, Germany		Industrial Battery Manufacturing and Warehouse
Budingen, Germany		Industrial Battery Manufacturing, Distribution Center and Executive Offices
Vlaardingen, Holland		Distribution Center
Tamilnadu, India	(leased)	Industrial Battery Manufacturing and Distribution Center
Ahmadabad, India	(leased)	Transportation Battery Manufacturing
Avelino, Italy		Plastics Manufacturing
Canonica d’Adda, Italy		Plastics Manufacturing

Location		Use

Romano Di Lombardia, Italy		Transportation Battery Manufacturing
Toluca, Mexico	(leased)	Distribution Center
Lower Hutt, New Zealand		Distribution Center
Petone, New Zealand		Secondary Lead Recycling
Poznan, Poland	(leased)	Transportation Battery Manufacturing
Castanheira do Riatejo, Portugal		Industrial Battery Manufacturing
Azambuja, Portugal		Secondary Lead Recycling and Plastics Manufacturing
Azuqueca de Henares, Spain		Transportation Battery Manufacturing
San Esteban de Gomez, Spain		Secondary Lead Recycling
La Cartuja, Spain		Industrial Battery Manufacturing
Manzanares, Spain		Transportation Battery Manufacturing

In addition, the Company also leases sales and distribution outlets in North America, Europe and Asia.

The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet the Company’s present needs.

Item 3.	Legal Proceedings

See Note 11 to the Consolidated Financial Statements, which is hereby incorporated herein by reference.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

None

Market Data

The Company’s common stock and warrants trade on The NASDAQ Global Market under the symbol “XIDE” and “XIDEW”, respectively. The high and low sales price of the Company’s common stock and warrants are set forth below.

	High	Low

Common Stock
Fiscal 2010:
First Quarter	$6.75	$3.06
Second Quarter	$8.75	$3.31
Third Quarter	$8.12	$5.94
Fourth Quarter	$8.72	$5.17
Fiscal 2009:
First Quarter	$18.80	$13.12
Second Quarter	$16.10	$6.90
Third Quarter	$6.60	$3.01
Fourth Quarter	$5.72	$1.86

	High	Low

Warrants
Fiscal 2010:
First Quarter	$0.58	$0.08
Second Quarter	$0.30	$0.17
Third Quarter	$0.22	$0.05
Fourth Quarter	$0.17	$0.04
Fiscal 2009:
First Quarter	$2.90	$1.13
Second Quarter	$2.49	$1.25
Third Quarter	$1.30	$0.11
Fourth Quarter	$0.35	$0.09

The Company did not declare or pay dividends on its common stock during fiscal years 2010 and 2009. Covenants in the Credit Agreement restrict the Company’s ability to pay cash dividends on capital stock and the Company presently does not intend to pay dividends on its common stock.

As of May 27, 2010, the Company had 75,596,285 shares of its common stock and 5,034,815 of its warrants outstanding, with approximately 4,413 and 5,965 holders of record, respectively.

Equity Compensation Plan Information

As of March 31, 2010, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of the Company’s common stock or awarded shares of common stock. The following table contains information relating to such plans as of March 31, 2010.

	Number of Securities
	to be Issued Upon	Weighted-Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	3,925,539	$7.68	3,157,534
Equity compensation plans not approved by security holders	80,000	$13.22	—

Total	4,005,539	$7.79	3,157,534

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the Company. The reader should read this information in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this report.

	Fiscal Year Ended
	2010	2009	2008	2007	2006
	(In thousands except per share data)

Statement of Operations Data
Net sales	$2,685,808	$3,322,332	$3,696,671	$2,939,785	$2,819,876
Gross profit	538,096	613,668	593,190	472,776	406,831
Selling, marketing and advertising expenses	258,212	297,032	289,975	270,413	271,059
General and administrative expenses	182,549	173,990	176,607	173,128	190,993
Restructuring	70,594	63,271	10,507	24,483	21,714
Other (income) expense net	(1,566)	41,264	(39,069)	9,636	3,684
Interest expense, net	59,933	72,240	85,517	90,020	69,464
Loss on early extinguishment of debt	—	—	21,342	—	—
(Loss) Income before reorganization items and income taxes	(31,626)	(34,129)	48,311	(94,904)	(150,083)
Reorganization items, net	1,674	2,179	3,822	4,310	6,158
Net income attributable to noncontrolling interest	477	1,041	1,544	882	529
Income tax (benefit) provision	(21,963)	32,173	10,886	5,783	15,962
Net (loss) income attributable to Exide Technologies	$(11,814)	$(69,522)	$32,059	$(105,879)	$(172,732)
Basic (loss) earnings per share	$(0.16)	$(0.92)	$0.47	$(2.37)	$(6.72)
Diluted (loss) earnings per share	$(0.16)	$(0.92)	$0.46	$(2.37)	$(6.72)
Balance Sheet Data (at period end)
Working capital(1)	$428,996	$489,216	$674,783	$486,866	$431,570
Property, plant and equipment, net	603,160	586,261	649,526	649,015	685,842
Total assets	1,956,226	1,900,187	2,491,396	2,120,224	2,082,909
Total debt	659,527	658,205	716,195	684,454	701,004
Total stockholders’ equity attributable to Exide Technologies	332,334	326,227	544,338	330,523	224,739
Other Financial Data
Cash provided by (used in):
Operating activities	$109,162	$120,521	$1,080	$1,177	$(44,348)
Investing activities	(95,242)	(101,087)	(49,797)	(47,447)	(32,817)
Financing activities	1,930	(29,441)	57,374	87,586	34,646
Capital expenditures	96,092	108,914	56,854	51,932	58,133

(1)	Working capital is calculated as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

External Factors Which Affect the Company’s Financial Performance

Lead and other Raw Materials.  Lead represents approximately 45.0% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the LME has increased 20.0% from $1,654 per metric ton for the fiscal year ended March 31, 2009 to $1,984 per metric ton for the fiscal year ended March 31, 2010. At May 27, 2010, the quoted price on the LME was $1,777 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.

Energy Costs.  The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling facilities and diesel fuel for distribution of its products. The Company seeks to recoup increases in energy costs through price increases or surcharges. To the extent the Company is unable to pass on these higher energy costs to its customers, its financial performance will be adversely impacted.

Competition.  The global transportation and industrial energy battery markets are highly competitive. In recent years, competition has continued to intensify and has impacted the Company’s ability to pass along increased prices to keep pace with rising production costs. The effects of this competition have been exacerbated by excess capacity in certain of the Company’s markets, fluctuating lead prices, and low-priced Asian imports in certain of the Company’s markets.

Exchange Rates.  The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For fiscal 2010 and 2009, the average exchange rate of the Euro to the U.S. Dollar was essentially flat at $1.42. At March 31, 2010, the Euro was $1.35 as compared to $1.33 at March 31, 2009. Movements in foreign currencies impacted the Company’s results for the periods presented herein. For the fiscal year ended March 31, 2010, approximately 56.8% of the Company’s net sales were generated in Europe and ROW. Further, approximately 65.1% of the Company’s aggregate accounts receivable and inventory as of March 31, 2010 were held by European and ROW subsidiaries.

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

Interest Rates.  The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during fiscal 2009 and fiscal 2010. See Notes 2 and 7 to the Consolidated Financial Statements.

Fiscal 2010 Highlights and Outlook

The Company’s reported results continued to be impacted in fiscal 2010 by unfavorable global economic conditions, as well as fluctuations in the cost of materials and energy used in the manufacturing and distribution of the Company’s products.

In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company control the cost of its principal raw material used in North America as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average cost of spent batteries increased approximately 18.7% in fiscal 2010 versus fiscal 2009. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.

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

The Company expects that volatility in lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, selective pricing actions, lead price escalators in certain contracts and fuel surcharges have been implemented to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lag the rise in market prices of lead and other commodities. Both lead price escalators and fuel surcharges may not be accepted by our customers, and if the price of lead decreases, our customers may seek disproportionate price reductions.

In addition to managing the impact of fluctuations in lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:

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

Deferred Taxes.  The Company records valuation allowances to reduce its deferred tax assets to amounts that are more likely than not to be realized. While the Company has considered future taxable income and used ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company’s net recorded amount, an adjustment to the net deferred tax asset would increase income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax asset would decrease income in the period such determination was made. The Company regularly evaluates the need for valuation allowances against its deferred tax assets, and currently has full valuation allowances recorded for deferred tax assets in the United Kingdom, France, Italy, and Spain as well as in several other countries in ROW.

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

Sales Returns and Allowances.  The Company provides for an allowance for product returns and/or allowances at the time sales are recorded. Based upon its manufacturing re-work process, the Company believes that the majority of its product returns are not the result of product defects. The Company recognizes the estimated cost of product returns as a reduction of sales in the period in which the related revenue is recognized. The product return estimates are based upon historical trends and claims experience, and include an assessment of the anticipated lag between the date of sale and claim/return date.

Environmental Reserves.  The Company is subject to numerous environmental laws and regulations in all the countries in which it operates. In addition, the Company can be held liable for the cost of investigation and remediation of sites impacted by its past operating activities. The Company maintains reserves for the cost of addressing these liabilities once they are determined to be both probable and reasonably estimable. These estimates are determined through a combination of methods, including outside estimates of likely expense and the Company’s historical experience in the management of these matters.

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

Results of Operations

The Company reports its results as four business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW. The following discussions provide a comparison of the Company’s results of operations for the fiscal year ended March 31, 2010 with those for the fiscal year ended March 31, 2009, and a comparison of the Company’s results of operations for the fiscal year ended March 31, 2009 with those for the fiscal year ended March 31, 2008. The information in this section should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing in Item 8 — Financial Statements and Supplementary Data.

Fiscal Year Ended March 31, 2010 compared with Fiscal Year Ended March 31, 2009

Net Sales

Net sales were $2.7 billion for fiscal 2010 versus $3.3 billion in fiscal 2009. Foreign currency translation favorably impacted net sales in fiscal 2010 by approximately $27.0 million. Excluding the foreign currency translation impact, net sales decreased by approximately $663.6 million, or 20.0%, primarily as a result of lower unit sales and $86.6 million in reduced pricing related to the decrease in the lower average price of lead.

	For the Fiscal Year Ended		Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2010	2009	Total	Related	Related
	(In thousands)

Transportation
Americas	$922,629	$1,136,631	$(214,002)	$—	$(214,002)
Europe and ROW	824,190	908,085	(83,895)	18,403	(102,298)
Industrial Energy
Americas	237,137	287,120	(49,983)	—	(49,983)
Europe and ROW	701,852	990,496	(288,644)	8,639	(297,283)

TOTAL	$2,685,808	$3,322,332	$(636,524)	$27,042	$(663,566)

Transportation Americas net sales were $922.6 million for fiscal 2010 versus $1.14 billion for fiscal 2009. Net sales for fiscal 2010 were $214.0 million, or 18.8%, lower than fiscal 2009 due to the decline in aftermarket and OEM unit sales as well as a $3.9 million unfavorable impact of the lower average price of lead. Third-party lead sales for fiscal 2010 were approximately $62.0 million higher than such third-party sales in fiscal 2009.

Transportation Europe and ROW net sales were $824.2 million for fiscal 2010 versus $908.1 million for fiscal 2009. Net sales in fiscal 2010, excluding the favorable impact of $18.4 million in foreign currency translation, decreased by $102.3 million, or 11.3% compared to fiscal 2009. The decrease was primarily due to lower unit sales in the OEM channel, as well as $46.3 million in reduced pricing related to the lower average price of lead.

Industrial Energy Americas net sales were $237.1 million for fiscal 2010 versus $287.1 million for fiscal 2009. Net sales in fiscal 2010 were $50.0 million, or 17.4%, lower than fiscal 2009 due primarily to lower unit sales in the motive power and network power markets as well as a $10.7 million unfavorable impact of the lower average price of lead.

Industrial Energy Europe and ROW net sales were $701.9 million for fiscal 2010 versus $990.5 million for fiscal 2009. Net sales in fiscal 2010, excluding favorable foreign currency translation of $8.6 million, decreased $297.3 million, or 30.0%, compared to fiscal 2009 due to lower unit sales in the network power and motive power markets as well as a $25.6 million unfavorable impact of the lower average price of lead.

Gross Profit

Gross profit was $538.1 million in fiscal 2010 versus $613.7 million in fiscal 2009. Gross margin increased to 20.0% of net sales in fiscal 2010 from 18.5% of net sales in fiscal 2009. Foreign currency translation favorably impacted gross profit in fiscal 2010 by approximately $6.3 million. Excluding the foreign currency translation impact, gross profit decreased by $81.9 million primarily due to lower unit sales, partially offset by improved manufacturing efficiencies.

	For the Fiscal Year Ended		For the Fiscal Year Ended
	March 31, 2010		March 31, 2009		Favorable/(Unfavorable)
		Percent of		Percent of		Currency	Non-Currency
	Total	Net Sales	Total	Net Sales	Total	Related	Related
	(In thousands)

Transportation
Americas	$206,472	22.4%	$215,051	18.9%	$(8,579)	$—	$(8,579)
Europe and ROW	142,509	17.3%	100,394	11.1%	42,115	5,197	36,918
Industrial Energy
Americas	53,958	22.8%	79,894	27.8%	(25,936)	—	(25,936)
Europe and ROW	135,157	19.3%	218,329	22.0%	(83,172)	1,142	(84,314)

TOTAL	$538,096	20.0%	$613,668	18.5%	$(75,572)	$6,339	$(81,911)

Transportation Americas gross profit was $206.5 million, or 22.4% of net sales, in fiscal 2010 versus $215.1 million, or 18.9% of net sales, in fiscal 2009. The decrease in gross profit was primarily due to lower unit sales, partially offset by improved plant and distribution efficiencies. The increase in gross margin percentage as a percentage of net sales is principally the result of the benefits of restructuring initiatives taken during the first quarter of fiscal 2010.

Transportation Europe and ROW gross profit was $142.5 million, or 17.3% of net sales, in fiscal 2010 versus $100.4 million, or 11.1% of net sales, in fiscal 2009. Foreign currency translation favorably impacted gross profit during fiscal 2010 by approximately $5.2 million. Excluding the foreign currency translation impact, gross profit increased by $36.9 million primarily due to higher unit sales in the aftermarket channel as well as benefits realized by the closure of the Auxerre, France battery plant and other improved manufacturing efficiencies, partially offset by lower unit sales in the OEM channel.

Industrial Energy Americas gross profit was $54.0 million, or 22.8% of net sales, in fiscal 2010 versus $79.9 million, or 27.8% of net sales, in fiscal 2009. The decrease in gross profit was primarily due to lower unit sales in both the network power and motive power markets.

Industrial Energy Europe and ROW gross profit was $135.2 million, or 19.3% of net sales, in fiscal 2010 versus $218.3 million, or 22.0% of net sales, in fiscal 2009. Foreign currency translation favorably impacted gross profit in fiscal 2010 by approximately $1.1 million. Excluding the foreign currency translation impact, the gross profit decreased by $84.3 million primarily due to lower unit sales in both the network power and motive power markets, partially offset by improved plant and distribution efficiencies.

Expenses

Expenses were $569.7 million in fiscal 2010 versus $647.8 million in fiscal 2009. Restructuring and impairment charges of $80.2 million in fiscal 2010 and $71.6 million in fiscal 2009 were included in these expenses. Excluding these restructuring and impairment charges, expenses were $489.5 million and $576.2 million in fiscal 2010 and fiscal 2009, respectively. Foreign currency translation unfavorably impacted expenses by approximately $1.1 million in fiscal 2010. The decrease in expenses was the result of the following:

i. Selling, marketing, and advertising expenses decreased $38.8 million, to $258.2 million in fiscal 2010 from $297.0 million in fiscal 2009. Foreign currency translation favorably impacted selling, marketing, and advertising costs in fiscal 2010 by approximately $1.8 million. The decrease in these expenses was due primarily to decreases in sales commissions and other spending controls;

ii. General and administrative expense increased $8.5 million, to $182.5 million in fiscal 2010 from $174.0 million in fiscal 2009. Foreign currency translation favorably impacted general and administrative costs in fiscal 2010 by approximately $0.6 million. The remaining increase was due primarily to increases in engineering spending and $5.1 million in non-cash stock compensation costs, partially offset by decreases in discretionary expenses;

iii. Restructuring expenses increased by $7.3 million, to $70.6 million in fiscal 2010 from $63.3 million in fiscal 2009. This increase primarily related to costs associated with headcount reductions in certain manufacturing facilities, principally the Auxerre, France transportation battery plant and the Over Hulton, U.K. industrial energy battery plant closures;

iv. Other (income) expense was ($1.6) million in fiscal 2010 versus $41.3 million in fiscal 2009. The change is primarily due to a $52.4 million favorable variance in currency remeasurement, partially offset by a $6.3 million lower gain on revaluation of warrants; and

v. Interest expense decreased $12.3 million, to $59.9 million in fiscal 2010 from $72.2 million in fiscal 2009 due primarily to the favorable impact of lower interest rates on borrowings under the Company’s Credit Agreement.

	For the Fiscal Year Ended		Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2010	2009	Total	Related	Related
	(In thousands)

Transportation
Americas	$123,501	$132,331	$8,830	$—	$8,830
Europe and ROW	127,654	162,592	34,938	1,096	33,842
Industrial Energy
Americas	40,858	38,689	(2,169)	—	(2,169)
Europe and ROW	180,479	165,496	(14,983)	949	(15,932)
Unallocated expenses	97,230	148,689	51,459	(3,179)	54,638

TOTAL	$569,722	$647,797	$78,075	$(1,134)	$79,209

Transportation Americas expenses were $123.5 million in fiscal 2010 versus $132.3 million in fiscal 2009. The decrease in expenses was due to cost reductions and restructuring initiatives.

Transportation Europe and ROW expenses were $127.7 million in fiscal 2010 versus $162.6 million in fiscal 2009. Foreign currency translation favorably impacted expenses in fiscal 2010 by approximately $1.1 million. Excluding the impact of foreign currency translation, expenses decreased by $33.8 million due primarily to $25.2 million lower restructuring and asset impairment expenses related to the closure of the Auxerre, France battery plant, as well as other cost reduction activities and a prior year bad debt write-off.

Industrial Energy Americas expenses were $40.9 million in fiscal 2010 versus $38.7 million in fiscal 2009. The increase in expenses was primarily due to costs related to new product engineering initiatives.

Industrial Energy Europe and ROW expenses were $180.5 million in fiscal 2010 versus $165.5 million in fiscal 2009. Foreign currency translation favorably impacted expenses in fiscal 2010 by approximately

$1.0 million. Excluding the impact of foreign currency translation, expenses increased by $15.9 million primarily due to $29.9 million in higher restructuring and asset impairment expenses primarily related to the closure of the Company’s U.K. battery plant, partially offset by cost reduction initiatives and lower selling costs.

Unallocated expenses were $97.2 million in fiscal 2010 versus $148.7 million in fiscal 2009. The following table summarizes the Company’s unallocated expenses.

	For the Fiscal Year Ended
	March 31,	March 31,	Favorable
	2010	2009	(Unfavorable)
	(In thousands)

Corporate expenses	$44,530	$43,597	$(933)
Restructuring	2,401	924	(1,477)
Other (income) expense:
Currency remeasurement (gain) loss	(9,088)	39,055	48,143
Gain on revaluation of warrants	(807)	(7,129)	(6,322)
Other	261	2	(259)
Interest expense, net	59,933	72,240	12,307

TOTAL	$97,230	$148,689	$51,459

Corporate expenses included $5.1 million related to higher non-cash stock compensation expenses. The currency remeasurement (gain) loss relate primarily to the remeasurement of Euro-denominated intercompany loans (receivables) in the U.S.A. Foreign currency translation unfavorably impacted unallocated expenses by $3.2 million in fiscal 2010.

Reorganization Items

Reorganization items for fiscal 2010 and 2009 were $1.7 million and $2.2 million, respectively. These expenses include professional fees, consisting primarily of legal services.

Income Taxes

The effective tax rate for fiscal 2010 and fiscal 2009 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the movement of valuation allowances in the United Kingdom, Italy, Spain, France, and Australia. During fiscal 2010, the income tax benefit increased by $38.8 million due to the change in valuation of certain deferred tax balances. The Company evaluates its deferred tax assets and liabilities on a quarterly basis and during the fourth quarter, new information became available that led the Company to re-evaluate certain deferred tax liabilities. The effective tax rate for fiscal 2009 was impacted by the establishment of a full valuation reserve of $13.3 million on its net deductible temporary differences and loss carry forwards related to its Australian operations. In addition, the income tax provision for fiscal 2009 decreased as a result of the removal of $3.1 million in valuation allowances against net deferred tax assets generated from the Company’s Austrian and Mexican operations. The Company is also subject to tax audits by governmental authorities in the U.S. and in non-U.S. jurisdictions. The Company is currently subject to a tax audit in Spain for fiscal years 2003 through 2006 that is related to its current and certain former Spanish subsidiaries. Negative results from one or more such tax audits could materially and adversely affect the Company’s business, financial condition, cash flows, or results of operations.

	For the Fiscal Year Ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Pre-tax (loss) income	$(33,300)	$(36,308)
Income tax (benefit) provision	(21,963)	32,173
Effective tax rate	66.0%	(88.6)%

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

Gross Profit

Gross profit was $613.7 million in fiscal 2009 versus $593.2 million in fiscal 2008. Gross margin increased to 18.5% of net sales in fiscal 2009 from 16.0% of net sales in fiscal 2008. Foreign currency translation unfavorably impacted gross profit in fiscal 2009 by approximately $3.4 million. Excluding the foreign currency translation impact, gross profit increased by $23.9 million primarily due to favorable non-

lead pricing actions and manufacturing efficiencies in the Company’s operations, partially offset by lower unit sales.

	For the Fiscal Year Ended
	March 31, 2009		March 31, 2008		Favorable/(Unfavorable)
		Percent of		Percent of		Currency	Non-Currency
	Total	Net Sales	Total	Net Sales	Total	Related	Related
				(In thousands)

Transportation
Americas	$215,051	18.9%	$209,395	18.6%	$5,656	$—	$5,656
Europe and ROW	100,394	11.1%	146,565	12.7%	(46,171)	1,633	(47,804)
Industrial Energy
Americas	79,894	27.8%	77,561	25.7%	2,333	—	2,333
Europe and ROW	218,329	22.0%	162,063	14.6%	56,266	(5,080)	61,346
Unallocated	—	—	(2,394)	—	2,394	—	2,394

TOTAL	$613,668	18.5%	$593,190	16.0%	$20,478	$(3,447)	$23,925

Transportation Americas gross profit was $215.1 million, or 18.9% of net sales, in fiscal 2009 versus $209.4 million, or 18.6% of net sales, in fiscal 2008. The increase in gross margin was primarily due to favorable non-lead pricing actions and improved plant and distribution efficiencies, partially offset by the impact of lower unit sales reflecting deteriorating market conditions and the transition of volumes from NAPA and CSK Auto, Inc. to other suppliers.

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

v. Restructuring expenses increased by $52.8 million, to $63.3 million in fiscal 2009 from $10.5 million in fiscal 2008. This increase was due primarily to costs associated with headcount reductions in Europe and Australia and a targeted closure of the Auxerre, France manufacturing facility:

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash and cash equivalents of $89.6 million and availability under the Company’s revolving senior secured credit facility (“Revolving Loan Facility”) of $124.6 million. This compared to cash and cash equivalents of $69.5 million and availability under the Revolving Loan Facility of $130.6 million as of March 31, 2009.

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

The Senior Notes

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

The Convertible Notes

Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2010 and March 31, 2009 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2010, the Company was in compliance with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.

At March 31, 2010, the Company had outstanding letters of credit with a face value of $51.3 million and surety bonds with a face value of $3.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2010, pursuant to the terms of the agreement, was $3.7 million.

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

Cash flows provided by operating activities were $109.2 million and $120.5 million in fiscal 2010 and fiscal 2009 respectively. The operating cash flows decreased primarily due to an increase in restructuring related payments of $60.5 million and a lower net loss before changes in working capital, partially offset by the favorable impact of improved working capital management.

The Company generated $0.9 million and $7.8 million in cash from the sale of non-core assets in fiscal 2010 and fiscal 2009, respectively. These sales principally relate to the sale of surplus land and buildings.

Total debt at March 31, 2010 was $659.5 million, as compared to $658.2 million at March 31, 2009. See Note 7 to the Consolidated Financial Statements for the composition of such debt.

Cash provided by (used in) financing activities was $1.9 million and ($29.4) million in fiscal 2010 and fiscal 2009, respectively. This increase relates primarily to proceeds of $9.7 million from an interest-free loan in connection with a government economic stimulus program, partially offset by payments under the Company’s Senior Credit Facility and the increase in controlling interests in certain of the Company’s subsidiaries.

Going forward, the Company’s principal sources of liquidity will be cash on hand, cash from operations, and borrowings under the Revolving Loan Facility.

Uses Of Cash

The Company’s liquidity needs arise primarily from the funding of working capital needs, obligations on indebtedness, and capital expenditures. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of June through October.

The Company believes that it will have ongoing liquidity to support its operational restructuring programs during fiscal 2011, including payment of remaining accrued restructuring costs of approximately $26.6 million as of March 31, 2010. For further discussion, see Note 12 to the Consolidated Financial Statements.

Capital expenditures were $96.1 million and $108.9 million in fiscal 2010 and fiscal 2009, respectively. The Company plans capital spending of approximately $100.0 million in fiscal 2011.

Total pension and other post-retirement employer contributions and direct benefit payments were approximately $18.9 million and $79.7 millions in fiscal 2010 and fiscal 2009, respectively. Fiscal 2009 included $23.0 million of payments which prefunded all fiscal 2010 required payments to its U.S. defined benefit plans.

Employee Benefit Plans

Accounting and Significant Assumptions

The Company accounts for pension benefits using the accrual method. The accrual method of accounting for pensions involves the use of actuarial assumptions concerning future events that impact estimates of the amount and timing of benefit obligations and future benefit payments.

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

At March 31, 2010, the Company had decreased the discount rates used to value its pension benefit obligations to reflect the decrease in yields on high quality corporate bonds, and decreased the rate of compensation increases to reflect current inflationary expectations. The aggregate effect of these changes increased the present value of projected benefit obligations as of March 31, 2010.

A one-percentage point increase or decrease in the weighted average expected return on plan assets for defined benefit plans would increase or decrease net periodic benefit cost by approximately $3.3 million in fiscal 2010. A one-percentage point increase in the weighted average discount rate would decrease net periodic benefit cost for defined benefit plans by approximately $3.4 million in fiscal 2010. A one-percentage point decrease in the weighted average discount rate would increase net periodic benefit cost for defined benefit plans by approximately $0.4 million in fiscal 2010.

Plan Funding Requirements

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company expects its cumulative minimum future cash contributions to its pension plans will total approximately $141.9 million to $175.9 million from fiscal 2011 to fiscal 2015, including $19.2 million in fiscal 2011. In addition, the Company expects that cumulative contributions to its other post retirement benefit plans will total approximately $8.6 million from fiscal 2011 to fiscal 2015, including $1.9 million in fiscal 2011.

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

Accounts Receivable Factoring Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $38.5 million and $0.6 million of foreign currency trade accounts receivable as of March 31, 2010 and 2009, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments at March 31, 2010 are summarized by fiscal year in which the payments are due in the following table:

						2016 and
	2011	2012	2013	2014	2015	Beyond	Total
				(In thousands)

10.5% Senior Secured Notes	$—	$—	$290,000	$—	$—	$—	$290,000
Floating Rate Convertible Senior Subordinated Notes	—	—	—	60,000	—	—	60,000
Senior Secured Credit Facility	2,947	2,947	280,767	—	—	—	286,661
Interest on long-term debt(a)	46,299	42,157	34,633	—	—	—	123,089
Short term borrowings	7,682	—	—	—	—	—	7,682
Government loans (non-interest bearing)	—	—	—	—	—	9,663	9,663
Other term loans	974	—	—	—	—	—	974
Capital leases(b)	2,147	2,511	2,319	1,789	1,970	46	10,782
Operating leases	24,602	16,851	10,169	5,416	3,001	2,268	62,307
Other non-current liabilities(c)	—	14,560	10,659	8,129	6,738	62,936	103,022

Total contractual cash obligations	$84,651	$79,026	$628,547	$75,334	$11,709	$74,913	$954,180

(a)	Reflects the Company’s scheduled interest payments and assumes an interest rate of 0.0% on the floating rate convertible senior subordinated notes, and 6% on the Credit Agreement. It also includes the cash settlements on the interest rate swap agreements.

(b)	Capital leases reflect future minimum lease payments including imputed interest charges.

(c)	Other non-current liabilities include amounts on the Consolidated Balance Sheet as of March 31, 2010 (amounts that have been discounted are reflected as such on the table above).

(d)	Pension and other post-retirement benefit obligations are not included in the table above. The Company expects that cumulative contributions to its pension plans will total approximately $141.9 to $175.9 million from fiscal 2011 to fiscal 2015, including $19.2 million in fiscal 2011. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $8.6 million from fiscal 2011 to fiscal 2015, including $1.9 million in fiscal 2011. See Note 8 to the Consolidated Financial Statements.

(e)	The Company’s liability for unrecognized tax benefits of $15.6 million is not included in the table above. Due to the uncertainties related to these matters, the Company is not able to make a reasonably reliable estimate as to the future periods in which cash settlement with the related taxing authorities will take place. See Note 10 to the Consolidated Financial Statements.

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

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risk related to uncertainties to which future earnings or assets and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies. More specifically, the Company is exposed to foreign currency risk in most European countries, principally Germany, France, the United Kingdom, Spain, Italy, and Poland. It is also exposed, although to a lesser extent, to foreign currency risk in Australia and the Pacific Rim. Movements of exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. The Company enters into foreign currency forward contracts to mitigate the effect of foreign currency exchange rate fluctuations on certain transactions subject to foreign currency risk. See Note 2 to the Consolidated Financial Statements.

Commodity Price Risk

Lead is the primary material used in the manufacture of batteries, representing approximately 45% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. The Company occasionally enters into certain non-lead commodity hedging instruments to mitigate the effect of price fluctuations in those commodities. See Note 2 to the Consolidated Financial Statements.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate, long-term debt. In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations through February 27, 2011. See Note 2 to the Consolidated Financial Statements.

The following table presents the expected outstanding debt balances and related interest rates, excluding capital lease obligations and lines of credit, under the terms of the Company’s borrowing arrangements in effect at March 31, 2010.

	March 31,
						2016 and
	2011	2012	2013	2014	2015	Beyond
			(In thousands)

10.5% Senior Secured Notes	$290,000	$290,000	n/a	n/a	n/a	n/a
Fixed Interest Rate	10.5%	10.5%	n/a	n/a	n/a	n/a
Floating Rate Convertible Senior Subordinated Notes	60,000	60,000	$60,000	n/a	n/a	n/a
Variable Interest Rate(a)	0.0%	0.0%	0.0%	n/a	n/a	n/a
Senior Secured Credit Facility	283,714	280,767	n/a	n/a	n/a	n/a
Variable Interest Rate	6.0%	6.0%	n/a	n/a	n/a	n/a

(a)	Variable components of interest rates based upon market rates at March 31, 2010. See Note 7 to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management, together with our Chief Executive Officer and Chief Financial Officer, has completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and on those criteria, we determined that, as of March 31, 2010, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers, and Corporate Governance

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee financial expert and the Company’s Code of Ethics is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on September 15, 2010 (the “Proxy Statement”).

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

(b) Exhibits Required by Item 601 of Regulation S-K

See Index to Exhibits.

(c) Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 2, 2010.

EXIDE TECHNOLOGIES

By:	/s/ PHILLIP A. DAMASKA
Phillip A. Damaska,
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on June 2, 2010.

By:	/s/ GORDON A. ULSH	By:	/s/ DAVID S. FERGUSON

	Gordon A. Ulsh, Chief Executive Officer (principal executive officer)		David S. Ferguson, Director

By:	/s/ PHILLIP A. DAMASKA	By:	/s/ JOHN P. REILLY

	Phillip A. Damaska, Executive Vice President and Chief Financial Officer (principal financial officer)		John P. Reilly, Chairman of the Board of Directors

By:	/s/ LOUIS E. MARTINEZ	By:	/s/ MICHAEL P. RESSNER

	Louis E. Martinez, Vice President, Corporate Controller, and Chief Accounting Officer (principal accounting officer)		Michael P. Ressner, Director

By:	/s/ HERBERT F. ASPBURY	By:	/s/ CARROLL R. WETZEL

	Herbert F. Aspbury, Director		Carroll R. Wetzel, Director

By:	/s/ MICHAEL R. D’APPOLONIA

Michael R. D’Appolonia, Director

INDEX TO EXHIBITS

2.1	Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated March 11, 2004, incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated May 6, 2004.
2.2	Amended Technical Amendment to Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated April 21, 2004, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (file no. 001-11263) dated May 6, 2004.
2.3	Order confirming the Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors entered April 21, 2004, incorporated by reference to Exhibit 2.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated May 6, 2004.
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated November 8, 2007.
3.2	Amended and Restated Bylaws of the Company, effective March 25, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010.
4.1	Warrant Agreement, dated as of May 5, 2004, by and between the Company and American Stock Transfer Trust Company, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A (file no. 001-11263) dated May 6, 2004.
4.2	Indenture dated as of March 18, 2005 by and between the Company, certain guarantees, and SunTrust Bank relating to the 10 1/2% Senior Secured Notes due 2013, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 25, 2005.
4.3	Indenture, dated as of March 18, 2005, by and between the Company and SunTrust Bank relating to the Floating Rate Convertible Senior Subordinated Notes due 2013, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 25, 2005.
4.4	Intercreditor Agreement, dated as of March 18, 2005, reflecting changes from First Amendment to Intercreditor Agreement dated as of June 10, 2005 among the Company, certain of the Company’ subsidiaries the administrative agent under the senior secured credit facility, the trustee for the Company’s two series of notes and the Pension Benefit Guaranty Corporation, incorporated by reference to Exhibit 99.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated June 15, 2005.
4.5	Security Agreement between the Company and the Pension Benefit Guaranty Corporation, dated as of June 10, 2005, incorporated by reference to Exhibit 99.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated June 15, 2005.
4.6	Pledge Agreement between the Company, certain of the Company’s subsidiaries, and the Pension Benefit Guaranty Corporation, dated as of June 10, 2005, incorporated by reference to Exhibit 99.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated June 15, 2005.
4.7	Credit Agreement, dated as of May 15, 2007, among Exide Technologies, certain of the Company’s subsidiaries, Exide Global Holding Netherlands C.V., various financial institutions named therein, and Deutsche Bank AG New York Branch as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated May 15, 2007.
4.8	Registration Rights Agreement, dated September 18, 2006, between Exide Technologies, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Associates, L.L.C., Tontine Capital Overseas Master Fund, L.P., Arklow Capital, LLC and Legg Mason Investment Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 19, 2006.
4.9	Rights Agreement, dated as of December 6, 2008, by end between the Company and American Stock Transfer Trust Company, LLC, incorporated by reference to Exhibit 4.1 to the Registration Statement in Form 8-A (file no. 001-11263)dated December 8, 2008.
4.10	First Amendment to Credit Agreement, dated as of September 30, 2009, among the Company, each Domestic Subsidiary, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of The Netherlands, the Lenders party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form10-Q (file no. 001-11263)dated November 5, 2009.

4.11		Second Amendment to Credit Agreement, dated as of November 12, 2009, among the Company, each Domestic Subsidiary, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of The Netherlands, the Lenders party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form10-Q (file no. 001-11263) dated February 3, 2010.
†10	.30	Form of Indemnity Agreement, dated February 27, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 2, 2006.
†10	.31	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 27, 2007.
†10	.32	Form of Exide Technologies Employee Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.
†10	.33	Form of Exide Technologies Employee Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.
†10	.34	Form of Non-Employee Director Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.
†10	.35	Form of Non-Employee Director Stock Option Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.
10.36		Standby Purchase Agreement between Exide Technologies and Tontine Capital Partners, L.P., and Legg Mason Investment Trust, Inc., dated August 28, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated August 28, 2007.
†10	.37	Exide Technologies’ 2004 Stock Incentive Plan, as amended and restated effective August 22, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q (file no. 001-11263) dated November 8, 2007.
†10	.38	Amended and Restated Employment Agreement of Gordon A. Ulsh, dated January 31, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 6, 2008.
†10	.39	Letter dated January 28, 2009, amending the Amended and Restated Employment Agreement of Gordon A. Ulsh, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 2, 2009.
†10	.40	Amendment to Stock Option Award Agreement between Exide Technologies and Gordon A. Ulsh, dated February 18, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 20, 2008.
†10	.41	Amendment to Stock Option Award Agreement between Exide Technologies and Edward J. O’Leary, dated February 18, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 20, 2008.
†10	.42	Amendment to Stock Option Award Agreement between Exide Technologies and Mitchell S. Bregman, dated February 18, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 20, 2008.
†10	.43	Amendment to Stock Option Award Agreement between Exide Technologies and Phillip A. Damaska, dated February 18, 2008, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 20, 2008.
†10	.44	Performance Unit Award Agreement, dated as of May 15, 2008, by and between the Company and Gordon A. Ulsh, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated August 6, 2008. #
†10	.45	Consulting Services Agreement between Exide Technologies and Joel M. Campbell, dated January 28, 2009.
†10	.46	Fiscal 2010 Short Term Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 25, 2009.
†10	.47	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Gordon A. Ulsh.#

†10	.48	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Mitchell S. Bregman.#
†10	.49	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Phillip A. Damaska.#
†10	.50	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Barbara A. Hatcher.#
†10	.51	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Edward J. O’Leary.#
†10	.52	Exide Technologies 2009 Stock Incentive Plan, incorporated by reference to the Company’s Report on Form 8-K (file no. 001-11263) dated September 21, 2009
10.53		Letter dated August 27, 2009, amending the Amended and Restated Employment Agreement of Gordon A. Ulsh, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated August 31, 2009.
10.54		Letter dated November 3, 2009 amending the Amended and Restated Employment Agreement of Gordon A. Ulsh, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated November 5, 2009.
†*10	.55	Form of Performance Share Award Agreement. #
†10	.56	Form of Restricted Stock Award Agreement incorporated by reference to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010.
*10	.57	Supply Agreement between Daramic, LLC and Exide Technologies, dated January 17, 2010.#
*21		Subsidiaries of the Company.
*23	.1	Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of Gordon A. Ulsh, Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*32	.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

†	Management contract or compensatory plan or arrangement.

#	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC as required by Rule 24b-2 under the Securities Exchange Act of 1934.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective April 1, 2009.

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

PricewaterhouseCoopers LLP

Atlanta, GA
June 2, 2010

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands, except per-share data)

NET SALES	$2,685,808	$3,322,332	$3,696,671
COST OF SALES	2,147,712	2,708,664	3,103,481

Gross profit	538,096	613,668	593,190

EXPENSES:
Selling, marketing and advertising	258,212	297,032	289,975
General and administrative	182,549	173,990	176,607
Restructuring	70,594	63,271	10,507
Other (income) expense, net	(1,566)	41,264	(39,069)
Interest expense, net	59,933	72,240	85,517
Loss on early extinguishment of debt	—	—	21,342

	569,722	647,797	544,879

(Loss) income before reorganization items and income taxes	(31,626)	(34,129)	48,311
REORGANIZATION ITEMS, NET	1,674	2,179	3,822
INCOME TAX (BENEFIT) PROVISION	(21,963)	32,173	10,886

Net (loss) income	(11,337)	(68,481)	33,603
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	477	1,041	1,544

Net (loss) income attributable to Exide Technologies	$(11,814)	$(69,522)	$32,059

(LOSS) EARNINGS PER SHARE
Basic	$(0.16)	$(0.92)	$0.47

Diluted	$(0.16)	$(0.92)	$0.46

WEIGHTED AVERAGE SHARES
Basic	75,960	75,526	68,306

Diluted	75,960	75,526	69,284

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share data)

	March 31,	March 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$89,558	$69,505
Receivables, net of allowance for doubtful accounts of $31,274 and $28,855	488,942	497,841
Inventories	418,396	420,815
Prepaid expenses and other	16,599	17,427
Deferred financing costs, net	4,944	4,890
Deferred income taxes	24,386	33,005

Total current assets	1,042,825	1,043,483

Property, plant and equipment, net	603,160	586,261

Other assets:
Goodwill and intangibles	180,428	179,333
Investments in affiliates	2,156	2,048
Deferred financing costs, net	7,316	12,134
Deferred income taxes	85,613	51,272
Other	34,728	25,656

	310,241	270,443

Total assets	$1,956,226	$1,900,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$7,682	$6,977
Current maturities of long-term debt	5,241	5,048
Accounts payable	333,532	261,652
Accrued expenses	267,038	279,447
Warrants liability	336	1,143

Total current liabilities	613,829	554,267
Long-term debt	646,604	646,180
Noncurrent retirement obligations	221,248	197,403
Deferred income tax liability	23,485	30,229
Other noncurrent liabilities	103,022	130,041

Total liabilities	1,608,188	1,558,120

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 75,601 and 75,499 shares issued and outstanding	756	755
Additional paid-in capital	1,119,959	1,111,001
Accumulated deficit	(799,095)	(787,281)
Accumulated other comprehensive income	10,714	1,752

Total stockholders’ equity attributable to Exide Technologies	332,334	326,227
Noncontrolling interests	15,704	15,840

Total stockholders’ equity	348,038	342,067

Total liabilities and stockholders’ equity	$1,956,226	$1,900,187

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other
				Comprehensive (Loss) Income				Exide
		Additional		Defined	Derivatives	Cummulative	Non-	Technologies
	Common	Paid-in	Accumulated	Benefit	Qualifying as	Transalation	controlling	Comprehensive
	Stock	Capital	Deficit	Plans	Hedges	Adjustment	Interest	(Loss) Income
	(In thousands)

Balance at March 31, 2007	$607	$1,008,481	$(745,534)	$16,155	$—	$50,814	$14,560

Net income	—	—	32,059	—	—	—	1,544	$32,059
Defined benefit plans, net of tax of $12,209	—	—	—	37,560	—	—	—	37,560
Translation adjustment	—	—	—	—	—	54,293	2,668	54,293
Unrealized loss on derivatives, net of tax of $925	—	—	—	—	(2,514)	—	—	(2,514)

Comprehensive income	—	—	—	—	—	—	—	$121,398

Cumulative effect of the adoption of Fin 48	—	—	(4,187)	—	—	—	—
Common stock issuance	146	90,993	—	—	—	—	—
Stock compensation	—	5,465	—	—	—	—	—

Balance at March 31, 2008	$753	$1,104,939	$(717,662)	$53,715	$(2,514)	$105,107	$18,772

Net loss	—	—	(69,522)	—	—	—	1,041	$(69,522)
Defined benefit plans, net of tax of $25,385	—	—	—	(74,677)	—	—	—	(74,677)
Translation adjustment	—	—	—	—	—	(77,424)	(3,973)	(77,424)
Unrealized loss on derivatives, net of tax of $841	—	—	—	—	(2,455)	—	—	(2,455)

Comprehensive loss	—	—	—	—	—	—	—	$(224,078)

Cumulative effect of the measurement date change provision of FAS 158	—	—	(97)	—	—	—	—
Common stock issuance	2	366	—	—	—	—	—
Stock compensation	—	5,696	—	—	—	—	—

Balance at March 31, 2009	$755	$1,111,001	$(787,281)	$(20,962)	$(4,969)	$27,683	$15,840

Net loss	—	—	(11,814)	—	—	—	477	$(11,814)
Defined benefit plans, net of tax of $4,393	—	—	—	(17,436)	—	—	—	(17,436)
Translation adjustment	—	—	—	—	—	24,914	390	24,914
Net recognition of unrealized loss on derivatives, net of tax of $527	—	—	—	—	1,484	—	—	1,484

Comprehensive loss	—	—	—	—	—	—	—	$(2,852)

Increase in ownership of sub	—	(1,789)	—	—	—	—	(1,003)
Common stock issuance	1	—	—	—	—	—	—
Stock compensation/other	—	10,747	—	—	—	—	—

Balance at March 31, 2010	$756	$1,119,959	$(799,095)	$(38,398)	$(3,485)	$52,597	$15,704

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Cash Flows From Operating Activities:
Net (loss) income	$(11,337)	$(68,481)	$33,603
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	90,113	95,918	101,161
Unrealized (gain) loss on warrants	(807)	(7,129)	2,975
Loss (gain) on asset sales / impairments	10,002	11,744	(237)
Deferred income taxes	(28,363)	12,916	(5,435)
Provision for doubtful accounts	4,741	8,044	5,974
Non-cash stock compensation	10,747	5,696	5,465
Reorganization items, net	1,674	2,179	3,822
Amortization of deferred financing costs	5,004	5,034	4,900
Loss on early extinguishment of debt	—	—	21,342
Currency remeasurement (gain) loss	(10,239)	42,134	(40,782)
Changes in assets and liabilities —
Receivables	21,090	162,390	(43,606)
Inventories	20,128	88,739	(113,877)
Prepaid expenses and other	1,451	(1,570)	3,763
Payables	68,060	(155,958)	58,596
Accrued liabilities	(36,562)	(14,107)	7,625
Noncurrent liabilities	(23,661)	(67,004)	(46,578)
Other, net	(12,879)	(24)	2,369

Net cash provided by operating activities	109,162	120,521	1,080

Cash Flows From Investing Activities:
Capital expenditures	(96,092)	(108,914)	(56,854)
Proceeds from asset sales, net	850	7,827	7,057

Net cash used in investing activities	(95,242)	(101,087)	(49,797)

Cash Flows From Financing Activities:
(Decrease) increase in short-term borrowings	(236)	(10,438)	4,699
Payments under Senior Credit Facility	(3,005)	(2,977)	(13,176)
Common stock issuance	—	368	91,139
Increase (Decrease) in other debt	6,995	(16,394)	6,697
Increase in controlling interests in subsidiaries	(1,789)	—	—
Financing costs and other	(35)	—	(31,985)

Net cash provided by (used in) financing activities	1,930	(29,441)	57,374

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,203	(11,035)	5,679

Net Increase (Decrease) In Cash and Cash Equivalents	20,053	(21,042)	14,336
Cash and Cash Equivalents, Beginning of Period	69,505	90,547	76,211

Cash and Cash Equivalents, End of Period	$89,558	$69,505	$90,547

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for —
Interest	$47,129	$63,567	$75,234
Income taxes (net of refunds)	$9,954	$16,288	$18,848

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

(1)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Certain amounts in the Consolidated Financial Statements as of March 31, 2009 and 2008 have been adjusted to conform to the presentation of equivalent amounts in the current period which reflect the adoption of a new accounting standard related to the presentation of minority (noncontrolling) ownership interests in consolidated subsidiaries.

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

Nature of Operations

The Company is one of the largest manufacturers and suppliers of lead-acid batteries for the transportation and industrial energy applications in the world. The Company manufactures industrial and transportation batteries in North America, Europe, India, and Australia. The Company’s transportation batteries include ignition and lighting batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications. The Company’s industrial batteries consist of motive power batteries, such as those used in forklift trucks and other electric vehicles, and network power batteries used for back-up power applications, such as those used for telecommunication systems. The Company markets its transportation batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers (“OEM”).

The Company currently has four business segments: Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW. For a discussion of the Company’s segments, see Note 17.

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currencies. Assets and liabilities of the Company’s foreign subsidiaries and affiliates are translated into U.S. Dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Foreign currency gains and losses from certain intercompany transactions are also recorded as a component of accumulated other comprehensive income. All other foreign currency gains and losses are included in other expense (income), net.

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

Inventories

Inventories, which consist of material, labor and overhead, are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company writes down its inventory to estimated net realizable value (when below historical cost) based on assumptions of future demand and market conditions.

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

Income Taxes

The Company accounts for income taxes using the liability method in accounting for deferred taxes. If it is more likely than not that some portion, or all, of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

Net (Loss) Earnings Per Share

The Company computes basic (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the Company’s Floating Rate Convertible Senior Subordinated Notes, if dilutive. The potential dilutive effect of the assumed conversion of convertible debt is determined using the if-converted method, and considers both the impact of incremented common shares after an assumed conversion, and the related addition to net income of the after-tax interest recognized during the period on the convertible debt. Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic (loss) earnings per share.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities (“VIEs”). A VIE is an entity in which an investor holds a controlling interest based on factors other than a majority of voting rights. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, enhances disclosures about an enterprise’s involvement with a VIE, and amends certain guidance for determining whether an entity meets the definition of a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new guidance is effective for fiscal years beginning after November 15, 2009 (the Company’s fiscal 2011), and for interim periods within that year. The Company is currently evaluating the impact of the adoption of this new guidance on its financial statements but at this time, no significant impact is anticipated.

(2)	ACCOUNTING FOR DERIVATIVES

The Company uses derivative contracts to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. The Company does not enter into derivative contracts for trading or speculative purposes.

The Company recognizes outstanding derivative instruments as assets or liabilities, based on measurements of their fair values. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive income, and subsequently recorded to earnings only as the related variability on the hedged transaction is recorded in earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in earnings immediately upon occurrence. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving fair value changes that offset the fair value changes of the assets or liabilities being hedged. Regardless of a derivative’s accounting qualification, changes in its fair value that are not offset by fair value changes in the asset or liability being hedged are considered ineffective, and are recognized in earnings immediately.

In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations through February 27, 2011. The rate is fixed at 3.3% per annum through the remainder of the agreement. The interest rate swap is designated as a cash-flow hedging instrument.

In August 2008, the Company entered into a foreign currency forward contract in the notional amount of $62.8 million to mitigate the effect of foreign currency exchange rate fluctuations of a certain foreign subsidiary’s debt that is denominated in U.S. dollars. The forward contract and the indebtedness mature in May 2012. The Company also enters into similar short-term currency forward contracts to mitigate the effect of foreign currency remeasurement gains and losses. Because the Company has not designated these contracts as hedging instruments, changes in their fair value are recognized immediately in earnings.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth information on the presentation of these derivative instruments in the Company’s Consolidated Financial Statements:

		Fair Value As of
		March 31,	March 31,
	Balance Sheet Location	2010	2009
		(In thousands)

Asset Derivatives:
Foreign Exchange Forward(a)	Other noncurrent assets	$4,034	$4,962
Commodity Swap(a)	Current assets	665	—
Liability Derivatives:
Interest Rate Swap(b)	Current liabilities	5,350	7,461
Foreign Exchange Forward(a)	Current liabilities	270	—

		For the Fiscal Year Ended
		March 31,	March 31,	March 31,
	Statement of Operations Location	2010	2009	2008
		(In thousands)

Foreign Exchange Forwards(a)
(Loss) Gain	Other (income) expense, net	$(1,198)	$4,962	$—
Commodity Swap(a)
Gain	Cost of goods sold	665	—	—
Interest Rate Swap(b)
Loss	Interest expense, net	(6,042)	(2,941)	(67)

(a)	Not designated as a hedging instrument

(b)	Designated as a cash flow hedging instrument. Approximately $5.4 million is expected to be reclassified from OCI to interest expense during fiscal 2011.

(3)	ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

The Company completed its most recent annual impairment assessment of goodwill and intangible assets effective March 31, 2010, utilizing its business plan as the basis for development of cash flows and an estimate of fair values. No adjustment of carrying values was deemed necessary.

Goodwill and intangible assets consist of:

		Trademarks and	Trademarks and
	Goodwill	Tradenames	Tradenames
	(not Subject to	(not Subject to	(Subject to	Customer
	Amortization)	Amortization)	Amortization)	Relationships	Technology	Total
	(In thousands)

As of March 31, 2010
Gross Amount	$4,538	$61,110	$13,886	$115,175	$30,742	$225,451
Accumulated Amortization	—	—	(6,489)	(28,517)	(10,017)	(45,023)

Net	$4,538	$61,110	$7,397	$86,658	$20,725	$180,428

As of March 31, 2009
Gross Amount	$4,022	$58,134	$13,223	$109,690	$28,544	$213,613
Accumulated Amortization	—	—	(5,134)	(22,569)	(6,577)	(34,280)

Net	$4,022	$58,134	$8,089	$87,121	$21,967	$179,333

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of intangible assets for fiscal year 2010 and 2009 was $8.9 million and $7.9 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8.0 million to $9.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

Goodwill

In the fourth quarter of fiscal 2009, the Company purchased shares not previously owned in a majority-owned subsidiary. The purchase price of the additional shares amounted to approximately $4.9 million. Of this amount, approximately $4.2 million could not be attributed to the fair values of specific purchased tangible assets or identifiable intangible assets, and has been recorded as goodwill. The goodwill has been recorded in the Company’s Transportation Europe and ROW business segment.

(4)	INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31,	March 31,
	2010	2009
	(In thousands)

Raw materials	$73,337	$61,681
Work-in-process	85,838	87,986
Finished goods	259,221	271,148

	$418,396	$420,815

(5)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	March 31,
	2010	2009
	(In thousands)

Land	$58,992	$56,532
Buildings and improvements	208,145	211,662
Machinery and equipment	850,078	762,216
Construction in progress	60,878	52,113

	1,178,093	1,082,523
Accumulated depreciation	574,933	496,262

Property, plant and equipment, net	$603,160	$586,261

Depreciation expense was $78.7 million, $86.2 million, and $92.3 million, for fiscal 2010, 2009, and 2008, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	OTHER ASSETS

Other assets consist of:

	March 31,	March 31,
	2010	2009
	(In thousands)

Deposits(a)	$18,981	$9,265
Capitalized software, net	4,402	4,017
Loan to affiliate	1,005	1,005
Retirement plans	1,958	1,341
Financial instruments	4,034	4,962
Other	4,348	5,066

	$34,728	$25,656

(a)	Deposits principally represent amounts held by the beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance and operating lease commitments.

(7)	DEBT

At March 31, 2010 and 2009, short-term borrowings of $7.7 million and $7.0 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 4.5% and 5.8% at March 31, 2010 and 2009, respectively.

Total long-term debt at March 31, 2010 and 2009 consisted of the following:

	March 31,	March 31,
	2010	2009
	(In thousands)

Senior Secured Credit Facility	$286,661	$287,966
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	15,184	13,262

Total	651,845	651,228
Less-current maturities	5,241	5,048

Total Long-Term Debt	$646,604	$646,180

Total debt at March 31, 2010 and 2009 was $659.5 million and $658.2 million, respectively

In May 2007, the Company entered into a five-year $495.0 million Credit Agreement. The Credit Agreement consists of a $295.0 million term loan and a $200.0 million asset-based revolving loan and matures in May 2012. The Credit Agreement contains no financial maintenance covenants.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2010 and March 31, 2009 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2010, the Company was in compliance with covenants contained in the Credit Agreement and indenture agreements that govern the 10.5% senior secured notes and floating rate convertible subordinated notes.

At March 31, 2010, the Company had outstanding letters of credit with a face value of $51.3 million and surety bonds with a face value of $3.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2010, pursuant to the terms of the agreement, was $3.7 million.

The Company’s variable rate debt at March 31, 2010 and 2009 was $354.3 million and $354.9 million, respectively. As discussed in Note 2, in February 2008, the Company entered into an interest rate swap agreement to fix the variable interest component of $200.0 million of its floating rate long-term obligations at a rate of 3.33%.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual principal payments required under long-term debt obligations at March 31, 2010 are as follows:

Amount
(In thousands)

2011	$2,947
2012	2,947
2013	570,767
2014	60,000
2015	—
2016 and beyond	9,663

Total	$646,324

See note 11 for principal payments required under capital lease obligations, which are not shown above.

(8)	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

The Company also has defined contribution plans in North America, Europe, and ROW with related expense of $14.0 million, $16.3 million, and $11.3 million, for fiscal 2010, 2009, and 2008, respectively.

The Company provides certain retiree health care and life insurance benefits to a limited number of employees. The Company accrues the estimated cost of providing post-retirement benefits during the employees’ applicable years of service.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2010 and 2009:

Pension Benefits:

	Fiscal Year Ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$515,220	$643,173
Adjustment due to adoption of FAS 158 measurement date provisions
Service cost and interest cost during gap period	—	4,895
Gap period benefit payments from plan, employee contributions, expenses, taxes and premiums paid	—	(4,784)
Service cost	3,184	3,935
Interest cost	36,592	36,816
Actuarial loss (gain)	103,653	(46,914)
Plan participants’ contributions	493	722
Benefits paid	(38,277)	(42,569)
Currency translation	9,711	(70,211)
Settlements and other	(7,301)	(9,843)

Benefit obligation at end of period	$623,275	$515,220

Change in plan assets:
Fair value of plan assets at beginning of period	$327,518	$450,513
Adjustment due to adoption of FAS 158 measurement date provisions		(4,784)
Actual return on plan assets	101,504	(100,259)
Employer contributions	16,747	77,082
Plan participants’ contributions	493	722
Benefits paid	(38,277)	(42,569)
Currency translation	7,571	(45,627)
Settlements and other	(3,574)	(7,560)

Fair value of plan assets at end of period	$411,982	$327,518

Reconciliation of funded status:
Benefit obligation at end of period	$623,275	$515,220
Fair value of plan assets at end of period	411,982	327,518

Funded status	$(211,293)	$(187,702)

Amounts recognized in Statement of Financial Position:
Noncurrent other assets	$1,958	$1,341
Accrued expenses	(8,940)	(8,792)
Noncurrent retirement obligations	(204,311)	(180,251)

Net amount recognized at end of period	$(211,293)	$(187,702)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$151	$196
Net actuarial loss	61,435	39,463

Net amount recognized in accumulated other comprehensive loss:	$61,586	$39,659

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Post-Retirement Benefits:

	Fiscal Year Ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$19,243	$23,036
Adjustment due to adoption of FAS 158 measurement date provisions	—	250
Service cost	141	185
Interest cost	1,235	1,314
Actuarial loss (gain)	659	(1,745)
Plan participants’ contributions	110	154
Benefits paid	(2,256)	(2,816)
Plan amendments	(1,073)	—
Premiums paid	(27)	(37)
Medical subsidies received	—	91
Currency translation	942	(1,189)

Benefit obligation at end of period	$18,974	$19,243

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	2,173	2,608
Plan participants’ contributions	110	154
Benefits paid	(2,256)	(2,816)
Premiums paid	(27)	(37)
Medical subsidies received	—	91

Fair value of plan assets at end of period	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$18,974	$19,243
Fair value of plan assets at end of period	—	—

	(18,974)	(19,243)
Contributions after measurement date	—	—

Funded status	$(18,974)	$(19,243)

Amounts recognized in statement of financial position:
Accrued expenses	$(2,037)	$(2,090)
Noncurrent retirement obligations	(16,937)	(17,153)

Net amount recognized at end of period	$(18,974)	$(19,243)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service credit	$(4,420)	$(3,732)
Net actuarial loss	2,454	1,864

Net amount recognized in accumulated other comprehensive income:	$(1,966)	$(1,868)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure Assumptions:

			Other Post-
	Pension Benefits		Retirement Benefits
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Weighted-average assumptions as of:
Discount rate	5.5%	7.1%	5.7%	7.5%
Rate of compensation increase	2.9%	3.5%	n/a	n/a

Expense Assumptions:

			Other Post-
	Pension Benefits		Retirement Benefits
	FY 2011	FY 2010	FY 2011	FY 2010
	Expense	Expense	Expense	Expense

Weighted-average assumptions for:
Discount rate	5.5%	7.1%	5.7%	7.5%
Expected return on plan assets	7.2%	7.2%	n/a	n/a
Rate of compensation increase	2.9%	3.5%	n/a	n/a

For fiscal year 2010 pension benefit expense, the Company assumed an expected weighted average return on plan assets of 7.2%. In developing this rate assumption, the Company evaluated input from third-party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

The following tables set forth the plans’ expenses recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Service cost	$3,184	$3,935	$5,401
Interest cost	36,592	36,816	36,310
Expected return on plan assets	(23,443)	(30,061)	(29,525)
Amortization of:
Prior service cost	11	21	21
Actuarial loss (gain)	1,038	(2,417)	(1,515)

Net periodic benefit cost	$17,382	$8,294	$10,692

(a)	Excludes the impact of settlement net losses (gains) of $0.6 million and ($0.2) million, in fiscal 2010 and fiscal 2009, respectively and curtailment net gain of $3.8 million, $2.2 million, in fiscal 2010 and fiscal 2009, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	$1.1 million of expense will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2011 relating to the Company’s pension plans.

	Other Post-Retirement Benefits
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Service cost	$141	$185	$203
Interest cost	1,235	1,314	1,420
Amortization of:
Prior service cost	(385)	(385)	—
Actuarial (gain) loss	(15)	135	19

Net periodic benefit cost	$976	$1,249	$1,642

(a)	$0.4 million of income will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2011 relating to the Company’s other post retirement benefit plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $480.9 million, $475.7 million and $267.7 million, respectively, as of March 31, 2010 and $405.6 million, $401.2 million and $216.5 million respectively, as of March 31, 2009.

The accumulated benefit obligation for the Company’s pension plans was $614.4 million as of March 31, 2010. Expected future benefit payments are as follows:

		Other Post-
		Retirement Gross
	Pension	Expected Benefit
Fiscal Year	Benefits	Payments
	(In thousands)

2011	$38,338	$1,902
2012	35,492	1,845
2013	36,123	1,725
2014	37,333	1,611
2015	38,372	1,555
2016 to 2020	207,305	6,908

Pension Plan Investment Strategy

The Company’s pension plans are invested in a diversified portfolio of investments consisting almost entirely of equity and fixed income securities. The target asset allocation for the plan portfolio is based on a combination of financial, demographic, and actuarial considerations, along with the advice of an investment advisory firm that the Company’s investment committee has engaged for many years. The plans’ target allocation is a mix of approximately 45% equity investments and 55% long duration fixed-income investments. The Company believes this target allocation will be effective in achieving the plans’ long-term investment objectives of:

•	protecting the plan’s funded status from volatility

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	optimizing the long-term return on plan assets sufficient to accommodate current and future pension obligations

•	maintaining an acceptable level of risk for each asset category

The Company utilizes various investment managers to actively manage the assets of its U.S. plan. Based on its underlying risk parameters, the Company has established investment guidelines for each investment manager within which they have agreed to operate. These guidelines include criteria for identifying eligible and ineligible securities as well as diversification criteria. In addition, investment managers are required to seek approval prior to making investments in certain commodity contracts, illiquid investments, or futures or options strategies, and are prohibited from engaging in certain transactions including the short selling of securities, borrowing money, or engaging in futures or options strategies for purposes of speculation or leverage.

The Company’s non-U.S. pension plans are also managed by investment managers who are appointed by the trustees of those plans. The investment strategies of those plans are similar to those of the U.S. plan, but are in some instances influenced by local laws and regulations.

The asset allocation for the Company’s pension plans by asset category are as follows:

	Percentage of Plan Assets at Year End
	2010	2009

Cash and cash equivalents	1%	3%
Equity securities	45%	53%
Fixed income securities	53%	43%
Other	1%	1%

Total	100%	100%

Plan Contributions

The estimated fiscal 2011 pension plan contributions are $19.2 million and other post-retirement contributions are $1.9 million. Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements.

The Company expects that cumulative contributions to its pension plans will total approximately $141.9 million to $175.9 million from fiscal 2011 to fiscal 2015, and contributions to its other post retirement benefit plans will total approximately $8.6 million from fiscal 2011 to fiscal 2015.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$210	$131
Effect on the postretirement benefit obligation	$1,792	$1,274

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	STOCK BASED COMPENSATION PLANS

The Company accounts for stock based compensation by recognizing the cost resulting from all share-based payment transactions in the financial statements. The Company uses fair value as the basis for measuring the cost of such compensation. The fair values of stock awards are determined using an estimated expected life. The Company recognizes compensation expense on a straight-line basis over the period the award is earned by the employee.

The Company’s stock incentive plan provides incentives and awards to employees and directors of the Company as well as certain consultants. Under the plan, all employees are eligible to receive awards. The plan permits the granting of stock options, restricted stock, restricted stock units, and performance awards.

Under the terms of the plan, stock options are generally subject to a three-year vesting schedule, and generally expire 10 years from the option grant date. Restricted stock and restricted stock units are generally subject to a three to five-year vesting schedule. In addition, as part of their annual compensation, each non-employee member of the Company’s Board of Directors receives restricted stock or restricted stock units. These awards are generally 100% vested one year after the grant date, but restricted stock units are generally not deliverable until the director has completed his or her service on the board. The vesting schedules for the awards are subject to certain change in control provisions, including full vesting if an employee is terminated within 12 months of a change in control.

Total compensation cost related to stock compensation plans was $10.8 million and $5.7 million for fiscal 2010 and 2009, respectively. As of March 31, 2010, total compensation cost related to non-vested awards not yet recognized in the Company’s Consolidated Financial Statements was $8.4 million, which is expected to be recognized over a weighted average period of 1.5 years.

Stock Option Awards

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The following table includes information about the weighted-average fair values of options:

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008

Weighted average fair value	$4.38	$9.77	$3.99
Expected volatility	77.7% to 78.4%	67.0% to 67.7%	53% to 57%
Risk-free interest rates	2.7% to 2.9%	3.3% to 3.8%	4.4% to 5%
Expected term of options	5.6 to 6.5 years	6.5 years	5.5 to 6.5 years

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of stock option activity:

			Weighted Average
	Number of	Weighted Average	Remaining
	Stock Options	Exercise Price	Contractual Life
	(In thousands)

Shares under option:
Outstanding at March 31, 2007	3,153	$6.25	9.2 years

Granted	77	$7.39
Forfeited	(110)	$6.96
Exercised	(38)	$4.01

Outstanding at March 31, 2008	3,082	$6.28	8.2 years

Granted	742	$14.99
Forfeited	(222)	$8.80
Exercised	(106)	$5.41

Outstanding at March 31, 2009	3,496	$8.00	7.6 years

Granted	605	$6.29
Forfeited	(31)	$9.28
Exercised	(64)	$3.90

Outstanding at March 31, 2010	4,006	$7.79	7.0 years

Vested and Exercisable at:
March 31, 2010	2,956	$6.97	6.3 years
March 31, 2009	2,246	$6.57	7.0 years
March 31, 2008	1,521	$7.10	7.9 years

Restricted Stock Awards

During the fiscal years ended March 31, 2010, 2009, and 2008, 0.5 million, 0.2 million, and 0.1 million, shares of restricted stock and/or restricted stock units, respectively, were approved to be granted to certain eligible employees.

Restricted stock transactions during the fiscal year ended March 31, 2010 were as follows:

	Number of	Weighted-Average
	Shares	Fair Value
	(In thousands)

Outstanding (non-vested) at March 31, 2009	897	$8.22

Granted	492	$6.24
Vested	(343)	$7.29
Forfeited	(25)	$8.26

Outstanding (non-vested) at March 31, 2010	1,021	$7.58

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	INCOME TAXES

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of income (loss) before income taxes and minority interest, and the (benefit) provision for income taxes are as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Income (loss) before income taxes and minority interest:
U.S.	$33,017	$31,084	$58,570
Foreign	(66,317)	(67,392)	(14,081)

	$(33,300)	$(36,308)	$44,489

Income tax (benefit) provision:
Current
U.S.	$(5,746)	$2,364	$1,093
Foreign	12,146	16,893	15,228

	6,400	19,257	16,321

Deferred
U.S.	(23,332)	9,665	(24,967)
Foreign	(5,031)	3,251	19,532

	(28,363)	12,916	(5,435)

Total (benefit) provision	$(21,963)	$32,173	$10,886

Major differences between the federal statutory rate and the effective tax rate are as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
Thin cap disallowance	—	—	0.5
Dividend income	(2.1)	2.9	1.9
Change in tax rate	0.5	0.4	31.4
Change in uncertain tax positions	15.9	3.5	2.5
Local tax provision	(7.2)	(13.7)	12.0
Change in valuation allowances	(93.4)	(162.3)	(19.2)
Revaluation of warrants	0.9	6.9	2.3
Rate differences on foreign subsidiaries	18.0	41.4	(46.4)
Executive Compensation	(6.3)	(1.9)	0.8
Deferred tax valuation change	116.4	—	—
Sub Part F Income	(2.0)	—	—
Other, net	(9.7)	(0.8)	3.7

Effective tax rate	66.0%	(88.6%)	24.5%

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31,	March 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Operating loss and tax credit carry-forwards	$285,069	$237,013
Compensation reserves	68,020	55,426
Environmental reserves	10,944	11,777
Warranty	8,839	9,206
Purchase commitments	—	1,113
Other	32,343	48,152
Valuation allowance	(242,678)	(203,895)

	162,537	158,792

Deferred tax liabilities:
Property, plant and equipment	(23,500)	(52,643)
Foreign Exchange	(6,486)	(5,020)
Intangible assets	(46,037)	(47,081)

	(76,023)	(104,744)

Net deferred tax assets	$86,514	$54,048

The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31,	March 31,
	2010	2009
	(In thousands)

Current asset	$24,386	$33,005
Noncurrent asset	85,613	51,272
Noncurrent liability	(23,485)	(30,229)

	$86,514	$54,048

As of March 31, 2010 the Company has net operating loss carry-forwards (“NOLs”) for U.S. and state income tax purposes of $143.1 million. These loss carry-forwards will expire in years 2011 through 2027. The Company determined that a Sec. 382 ownership change occurred during the fiscal year ending March 31, 2007 related to the September 2007 rights offering. IRC Sec. 382 places annual limits on the amount of the Company’s U.S. and state NOLs that may be used to offset future taxable income. The Company has calculated its Sec. 382 limitation on U.S. and state losses incurred prior to September 15, 2006 to approximate $5.0 million per year over the next nineteen years.

At March 31, 2010, certain of the Company’s foreign subsidiaries have NOLs for income tax purposes of approximately $1.08 billion, of which approximately $212.9 million expire in fiscal years 2011 through 2024. The remaining NOLs are available for carry-forward indefinitely.

During fiscal 2010, the income tax benefit increased by $38.8 million due to the change in valuation of certain deferred tax balances. The Company evaluates its deferred tax assets and liabilities on a quarterly basis and during the fourth quarter, new information became available that led the Company to re-evaluate certain deferred tax liabilities.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation allowances have been recognized in certain foreign tax jurisdictions to reduce the deferred tax assets for NOLs and temporary differences for which it is more likely than not that the related tax benefits will not be realized. In other jurisdictions (primarily the U.S. and Germany), the Company’s net deferred tax assets include NOLs and temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. The Company has implemented certain tax planning strategies in prior years to utilize a portion of such deferred tax assets. Failure to achieve forecasted future taxable income might affect the ultimate realization of any remaining deferred tax assets.

As of March 31, 2010, the Company had not provided for withholding or U.S. Federal income taxes on current or prior year undistributed earnings of certain foreign subsidiaries since such earnings are expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards. As of March 31, 2010 and 2009, the Company had approximately $130.9 million and $127.6 million, respectively, of undistributed earnings in its foreign subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2008.

With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2004. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	March 31,	March 31,
	2010	2009
	(In thousands)

Beginning of year	$70,544	$83,336
Increases for tax positions taken during current period	6,085	8,397
Decreases for tax positions taken during prior year	—	(5,426)
(Decreases) increases for currency fluctuation on tax positions	2,711	(9,911)
Decreases for settlements with taxing authorities	(22,634)	(1,233)
Decreases for lapse of the applicable statue of limitations	(4,706)	(4,619)

End of year	$52,000	$70,544

The amount, if recognized, that would affect the Company’s effective tax rate at March 31, 2010 and March 31, 2009 is $18.7 million and $22.2 million, respectively.

The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At March 31, 2010 and March 31, 2009, before any tax benefits, the Company had $3.9 million and $4.3 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded uncertain tax benefits will occur in the next twelve months. The removal of these uncertain tax benefits would affect the Company’s effective tax rate by $0.5 million.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

Based on information available as of May 28, 2010, approximately 11.3% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Private Party Lawsuits and other Legal Proceedings

In 2003, the Company served notices to reject certain contracts with EnerSys, which the Company contends are executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company’s request to reject certain of the contracts, including the Trademark License, and it ordered a two-year transition period, which has now expired. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals held that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. The Third Circuit remanded the case to the Federal District Court with instructions that it remand the case to the Bankruptcy Court for further proceedings consistent with that ruling. The Company is reviewing the Third Circuit’s ruling. The Company is considering the potential implications of the ruling and its options, including a possible request for rehearing or appeal.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational health, and safety laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at 102 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35.0 million, as described in more detail below. The EPA has provided summaries of past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company received a number of notices of violation issued by the Pennsylvania Department of Environmental Protection (“PADEP”) for alleged violations of pollution control laws at its Reading, Pennsylvania recycling facility. To resolve these notices of violation, the Company negotiated a settlement agreement with PADEP that included monetary sanctions of approximately $0.225 million.

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2010 and March 31, 2009, the amount of such reserves on the Company’s Consolidated Balance Sheets was approximately $31.8 million and $33.8 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Guarantees

At March 31, 2010, the Company had outstanding letters of credit with a face value of $51.3 million and surety bonds with a face value of $3.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at December 31, 2009, pursuant to the terms of the agreement, totaled approximately $3.7 million.

Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2010, bank guarantees with a face value of $13.4 million were outstanding.

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

Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2009	$39,721
Accrual for sales returns and allowances	31,377
Settlements made (in cash or credit) and currency translation	(34,841)

Balance at March 31, 2010	$36,257

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2010, are:

Fiscal Year	Operating	Capital
	(In thousands)

2011	24,602	2,147
2012	16,851	2,511
2013	10,169	2,319
2014	5,416	1,789
2015	3,001	1,970
Thereafter	2,268	46

Total minimum payments	$62,307	10,782

Less — Interest on capital leases		615

Total principal payable on capital leases (included in Long-term debt)		$10,167

Rent expense amounted to $52.5 million, $55.2 million, and $55.9 million, for the fiscal years ended March 31, 2010, 2009, and 2008, respectively.

(12)	RESTRUCTURING

During fiscal 2010, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

During the year ended March 31, 2010, the Company recognized restructuring charges of $70.6 million, representing $55.6 million for severance and $15.0 million for related closure costs. These charges resulted from actions completed during fiscal 2010, which related to continued consolidation efforts in the Transportation and Industrial Energy Europe and ROW segments (including the closure of two European plants), and corporate. Approximately 1,442 positions have been eliminated in connection with the fiscal 2010 restructuring activities. The following is a summary of restructuring reserve movements:

		Closure
	Severance	Costs	Total
	(In thousands)

Balance, March 31, 2007	$1,860	$3,803	$5,663
Charges	4,530	5,977	10,507
Payments and Currency Translation	(4,602)	(6,498)	(11,100)

Balance, March 31, 2008	1,788	3,282	5,070
Charges	57,508	5,763	63,271
Payments and Currency Translation	(21,496)	(4,427)	(25,923)

Balance, March 31, 2009	37,800	4,618	42,418
Charges	55,550	15,044	70,594
Payments and Currency Translation	(73,867)	(12,567)	(86,434)

Balance, March 31, 2010	$19,483	$7,095	$26,578

EXIDE TECHNOLOGIES AND SUBSIDIARIES

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

(13)	(LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share for the fiscal years ended March 31, 2010, 2009, and 2008 are summarized as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Net (loss) income attributable to Exide Technologies	$(11,814)	$(69,522)	$32,059
Basic weighted average shares outstanding	75,960	75,526	68,306

Effect of dilutive securities:
Employee stock options	—	—	678
Employee restricted stock awards (non-vested)	—	—	300

	—	—	978

Diluted weighted average shares outstanding	75,960	75,526	69,284

Basic (loss) earnings per share:	$(0.16)	$(0.92)	$0.47

Diluted (loss) earnings per share:	$(0.16)	$(0.92)	$0.46

As of March 31, 2010, 2009, and 2008, certain potentially dilutive outstanding shares were excluded from the diluted (loss) earnings per share calculations because their effect would be antidilutive:

	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Shares associated with convertible debt (assumed conversion)	3,697	3,697	3,697
Employee stock options	3,967	3,496	453
Restricted stock awards	1,026	897	—
Warrants	6,725	6,725	6,725

Total	15,415	14,815	10,875

(14)	INTEREST EXPENSE, NET

Interest income of $1.1 million, $2.4 million, and $1.8 million, is included in interest expense, net for the fiscal years ended March 31, 2010, 2009, and 2008, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net consist of:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Loss (gain) on asset sales / impairments	$10,002	$11,744	$(237)
Equity income	(443)	(1,190)	(481)
Currency remeasurement (gain) loss(a)	(10,239)	42,134	(40,782)
(Gain) loss on revaluation of warrants(b)	(807)	(7,129)	2,975
Other	(79)	(4,295)	(544)

	$(1,566)	$41,264	$(39,069)

(a)	The currency remeasurement (gain) loss relates primarily to U.S.A. intercompany loans to foreign subsidiaries denominated in Euros and Australian dollars.

(b)	The warrants entitle the holders to purchase an aggregate of up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. The warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.

(16)	FAIR VALUE MEASUREMENTS

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	March 31, 2010		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

(Liability) Asset:
Senior Secured Credit Facility	$(286,661)	$(264,816)	$(287,966)	$(195,817)
Senior Secured Notes due 2013	(290,000)	(294,350)	(290,000)	(174,000)
Convertible Senior Subordinated Notes due 2013	(60,000)	(39,150)	(60,000)	(17,475)
Interest Rate Swap(a)	(5,350)	(5,350)	(7,461)	(7,461)
Foreign Currency Forwards(a)
Asset	4,034	4,034	4,962	4,962
Liability	(270)	(270)	—	—
Commodity Swap(a)	665	665	—	—

(a)	These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

• Level 1 — Observable inputs such as quoted prices in active markets for identical assets and liabilities;

• Level 2 — Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

• Level 3 — Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.

The following table represents our financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

			Significant
		Quoted Price in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

March 31, 2010:
Assets:
Foreign currency forward	$4,034	$—	$4,034	$—
Commodity Swap (diesel fuel)	665	—	665	—
Liabilities:
Interest rate swap	5,350	—	5,350	—
Foreign currency forward	270	—	270	—
March 31, 2009:
Assets:
Foreign currency forward	$4,962	$—	$4,962	$—
Liabilities:
Interest rate swap	7,461	—	7,461	—

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the interest rate swap is based on observable prices as quoted for receiving the variable LIBOR rate, and paying fixed interest rates and, therefore, was classified as Level 2. The fair value of the foreign currency forwards and the commodity swap were based upon current quoted market prices and is classified as Level 2 based on the nature of the underlying market in which this derivative is traded. For additional discussion of the Company’s derivative instruments and hedging activities, see Note 2.

The following table summarizes the investments that comprise the assets of the Company’s pension plans (see Note 8), all of which are measured at fair value on a recurring basis, and the basis for that measurement:

			Significant
		Quoted Price in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

March 31, 2010
Cash and cash equivalents	$5,525	$5,525	$—	$—
Mutual funds:
Equity — U.S.-based companies	94,785	—	94,785	—
Equity — International-based companies	89,070	—	89,070	—
Fixed income	220,209	—	220,209	—
Other	2,395	—	2,395	—

Total pension assets	$411,984	$5,525	$406,459	$—

Cash and cash equivalents consist primarily of excess cash balances in the plans investment accounts, and are classified as Level 1. The fair value of the plans mutual fund investments are based on net asset value, which is based on quoted market prices of the underlying assets owned by the fund (reduced by its liabilities) divided by the number of shares outstanding.

(17)	SEGMENT INFORMATION

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

Transportation markets include original-equipment and aftermarket batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications. Industrial markets include batteries for motive power and network power applications. Motive power batteries are used in the materials handling industry for electric forklift trucks, and in other industries, including floor cleaning machinery, powered wheelchairs, railroad locomotives, mining and the electric road vehicles market. Network power batteries are used for backup power for use with telecommunications systems, computer installations, hospitals, air traffic control, security systems, utility, railway and military applications.

The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups. Costs of shared services and other corporate costs are not allocated or charged to the business groups.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Fiscal Year Ended March 31, 2010
	Transportation		Industrial
		Europe		Europe
		and		and
	Americas	ROW	Americas	ROW	Other(a)	Consolidated
	(In thousands)

Net sales	$922,629	$824,190	$237,137	$701,852	$—	$2,685,808
Gross profit	206,472	142,509	53,958	135,157	—	538,096
Income (loss) before reorganization items and income taxes	82,971	14,855	13,100	(45,322)	(97,230)	(31,626)
Depreciation and amortization	28,819	20,775	10,731	22,902	6,886	90,113
Restructuring expenses	4,852	26,037	372	36,932	2,401	70,594

	For the Fiscal Year Ended March 31, 2009
	Transportation		Industrial
		Europe		Europe
		and		and
	Americas	ROW	Americas	ROW	Other(a)	Consolidated
	(In thousands)

Net sales	$1,136,631	$908,085	$287,120	$990,496	$—	$3,322,332
Gross profit	215,051	100,394	79,894	218,329	—	613,668
Income (loss) before reorganization items and income taxes	82,720	(62,198)	41,205	52,833	(148,689)	(34,129)
Depreciation and amortization	30,194	24,634	9,379	24,726	6,985	95,918
Restructuring expenses	3,427	44,178	130	14,612	924	63,271

	For the Fiscal Year Ended March 31, 2008
	Transportation		Industrial
		Europe		Europe
		and		and
	Americas	ROW	Americas	ROW	Other(a)	Consolidated
	(In thousands)

Net sales	$1,126,388	$1,156,007	$301,562	$1,112,714	$—	$3,696,671
Gross profit	209,395	146,565	77,561	162,063	(2,394)	593,190
Income (loss) before reorganization items and income taxes	78,886	30,265	38,033	17,903	(116,776)	48,311
Depreciation and amortization	29,930	27,597	8,876	28,714	6,044	101,161
Restructuring expenses	2,185	4,714	1,115	1,990	503	10,507

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain/loss, and gain/loss on revaluation of warrants.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information is as follows:

	Revenues from External Customers
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

United States	$1,028,339	$1,293,326	$1,527,222
France	180,182	242,565	324,747
Germany	297,732	423,741	509,967
Italy	183,467	209,287	265,244
Spain	242,084	260,822	317,401
Poland	109,730	125,384	153,133
Other	644,274	767,207	598,957

Total	$2,685,808	$3,322,332	$3,696,671

	Long-Lived Assets
	March 31,	March 31,
	2010	2009
	(In thousands)

United States	$260,703	$252,406
France	22,598	31,759
Germany	72,395	68,201
Italy	61,364	54,363
Spain	81,752	79,407
Poland	26,356	14,905
Other	77,992	85,220

Total	$603,160	$586,261

(18)	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations:

	For the Fiscal Year Ended March 31, 2010
	First	Second	Third	Fourth
	(In thousands, except per share data)

Net sales	$592,854	$631,815	$746,472	$714,667
Gross profit	106,684	129,906	158,198	143,308
(Loss) income before reorganization items and income taxes	(48,589)	1,529	22,933	(7,499)
Net (loss) income attributable to Exide Technologies	(53,974)	(7,989)	9,772	40,377
(Loss) earnings per share:
Basic	$(0.71)	$(0.11)	$0.13	$0.53
Diluted	$(0.71)	$(0.11)	$0.12	$0.50

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended March 31, 2009
	First	Second	Third	Fourth
	(In thousands, except per share data)

Net sales	$971,275	$914,174	$782,602	$654,281
Gross profit	169,480	161,884	162,015	120,289
(Loss) income before reorganization items and income taxes	14,181	(6,022)	22,305	(64,593)
Net (loss) income attributable to Exide Technologies	(10,311)	(10,236)	15,427	(64,402)
(Loss) earnings per share:
Basic and Diluted	$(0.14)	$(0.14)	$0.20	$(0.85)

(Loss) income before reorganization items and income taxes in the first quarter of fiscal 2010 reflects a significant portion of the Company’s fiscal 2010 restructuring initiatives. See Note 12.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Schedule II

	Balance at	Additions	Deductions/		Balance
	Beginning of	Charged to	Charge-	Currency	at End of
	Period	Expense	offs	Translation	Period
	(In thousands)

Allowance for Doubtful Accounts
Fiscal year ended:
March 31, 2008	$28,624	5,974	(5,723)	4,755	$33,630

March 31, 2009	$33,630	8,044	(7,310)	(5,509)	$28,855

March 31, 2010	$28,855	4,741	(3,000)	678	$31,274

Valuation Allowance on Deferred Tax Assets
Fiscal year ended:
March 31, 2008	$321,001	13,952	(69,651)	(80,662)	$184,640

March 31, 2009	$184,640	55,188	(3,783)	(32,150)	$203,895

March 31, 2010	$203,895	40,545	(2,427)	665	$242,678

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners and Board of Directors of
Exide Global Holdings Netherlands C.V.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of Exide Global Holdings Netherlands C.V., a wholly-owned subsidiary of Exide Technologies, and its subsidiaries (the Company) at March 31, 2010 and 2009, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests effective April 1, 2009.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
June 2, 2010

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

NET SALES
Net customer sales	$1,585,694	$1,955,911	$2,311,652
Net affiliate sales	34,097	36,473	67,735
COST OF SALES
Customer sales	1,301,882	1,626,299	1,989,913
Affiliate sales	34,097	36,473	67,735

Gross profit	283,812	329,612	321,739

EXPENSES:
Selling, marketing and advertising	154,649	181,330	180,834
General and administrative	106,382	100,650	101,289
Restructuring	65,315	59,680	7,218
Other expense (income), net	7,923	15,579	(14,359)
Interest expense, net	24,671	39,856	50,706
Loss on early extinguishment of debt	—	—	10,674

	358,940	397,095	336,362

Loss before income taxes	(75,128)	(67,483)	(14,623)
INCOME TAX PROVISION	4,456	21,547	34,511

Net loss	(79,584)	(89,030)	(49,134)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	477	1,040	1,544

Net loss attributable to EGHN	$(80,061)	$(90,070)	$(50,678)

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$58,716	$20,294
Receivables, net of allowance for doubtful accounts of $26,246 and $22,895, respectively	348,720	370,528
Receivables from affiliates	7,973	11,138
Inventories	250,133	228,149
Prepaid expenses and other	9,934	9,340
Deferred financing costs, net	1,662	1,607
Deferred income taxes	8,297	9,419

Total current assets	685,435	650,475

Property, plant and equipment, net	341,529	333,114

Other assets:
Goodwill and intangibles	125,550	121,676
Investments in affiliates	782	673
Deferred financing costs, net	2,167	3,702
Deferred income taxes	41,319	39,009
Other	17,458	18,589

Total other assets	187,276	183,649

Total assets	$1,214,240	$1,167,238

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings	$7,682	$6,977
Current maturities of long-term debt	3,740	3,576
Accounts payable	248,398	172,436
Payables to affiliates	29,719	30,516
Accrued expenses	175,879	191,635

Total current liabilities	465,418	405,140
Long-term debt	170,972	169,047
Notes payable to affiliates	186,916	128,731
Noncurrent retirement obligations	148,950	127,928
Deferred income tax liability	23,053	29,824
Other noncurrent liabilities	38,654	43,407

Total liabilities	1,033,963	904,077

Commitments and contingencies	—	—
EQUITY
Partners’ capital	787,903	789,692
Accumulated deficit	(671,173)	(591,112)
Accumulated other comprehensive income	47,843	48,741

Total equity attributable to EGHN	164,573	247,321
Noncontrolling interests	15,704	15,840

Total equity	180,277	263,161

Total liabilities and equity	$1,214,240	$1,167,238

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated Other Comprehensive
			Income (Loss)
			Defined	Derivatives	Cummulative	Non-	EGHN
	Partners’	Accumulated	Benefit	Qualifying as	Transalation	Controlling	Comprehensive
	Capital	Deficit	Plans	Hedges	Adjustment	Interest	Income (Loss)
	(In thousands)

Balance at March 31, 2007	$739,692	$(446,832)	$25,263	$—	$52,883	$14,560

Net loss	—	(50,678)	—	—	—	1,544	$(50,678)
Defined benefit plans, net of tax of $5,619	—	—	27,959	—	—	—	27,959
Translation adjustment	—	—	—	—	50,250	2,668	50,250
Unrealized loss on derivatives	—	—	—	(1,068)	—	—	(1,068)

Comprehensive income	—	—	—	—	—	—	$26,463

Cumulative effect of the adoption of Fin 48	—	(3,532)	—	—	—	—

Balance at March 31, 2008	$739,692	$(501,042)	$53,222	$(1,068)	$103,133	$18,772

Net loss	—	(90,070)	—	—	—	1,040	$(90,070)
Defined benefit plans, net of tax of $594	—	—	(34,042)	—	—	—	(34,042)
Translation adjustment	—	—	—	—	(71,364)	(3,972)	(71,364)
Unrealized loss on derivatives	—	—	—	(1,140)	—	—	(1,140)

Comprehensive loss	—	—	—	—	—	—	$(196,616)

Capital contribution	50,000	—	—	—	—	—

Balance at March 31, 2009	$789,692	$(591,112)	$19,180	$(2,208)	$31,769	$15,840

Net loss	—	(80,061)	—	—	—	477	$(80,061)
Defined benefit plans, net of tax of $5,327	—	—	(18,863)	—	—	—	(18,863)
Translation adjustment	—	—	—	—	17,305	390	17,305
Unrealized loss on derivatives	—	—	—	660	—	—	660

Comprehensive loss	—	—	—	—	—	—	$(80,959)

Increase in ownership of subsidiary	(1,789)	—	—	—	—	(1,003)

Balance at March 31, 2010	$787,903	$(671,173)	$317	$(1,548)	$49,074	$15,704

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Cash Flows from Operating Activities:
Net loss	$(79,584)	$(89,030)	$(49,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	48,846	55,361	61,685
Loss (gain) on asset sales / impairments	9,589	9,005	(2,966)
Deferred income taxes	(5,764)	6,934	19,208
Provision for doubtful accounts	3,688	6,481	3,878
Amortization of deferred financing costs	1,722	1,745	1,722
Loss on early extinguishment of debt	—	—	10,674
Currency remeasurement (gain) loss	(1,889)	7,126	(9,478)
Changes in assets and liabilities —
Receivables	32,382	131,120	(21,604)
Inventories	(4,930)	81,576	(68,169)
Prepaid expenses and other	(8)	(1,733)	1,467
Payables	72,302	(120,072)	31,538
Accrued liabilities	(27,811)	4,567	1,242
Noncurrent liabilities	(14,035)	(9,317)	(8,325)
Other, net	2,604	(2,443)	(21,791)

Net cash provided by (used in) operating activities	37,112	81,320	(50,053)

Cash Flows from Investing Activities:
Capital expenditures	(51,098)	(57,258)	(27,567)
Proceeds from asset sales, net	755	11,071	6,580

Net cash used in investing activities	(50,343)	(46,187)	(20,987)

Cash Flows from Financing Activities:
(Decrease) increase in short-term borrowings	(236)	(10,438)	4,699
Increase (decrease) in notes payable to affiliates	44,147	(87,559)	101,025
Payments under Senior Credit Facility	(1,705)	(1,677)	(12,055)
Decrease in other debt	7,167	(9,353)	(1,192)
Financing costs and other	—	—	(15,164)
Increase in controlling interests in subsidiaries	(1,789)	—	—
Capital contribution	—	50,000	—

Net cash provided by (used in) financing activities	47,584	(59,027)	77,313

Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,069	(11,059)	5,321

Net Increase (Decrease) In Cash and Cash Equivalents	38,422	(34,953)	11,594
Cash and Cash Equivalents, Beginning of Period	20,294	55,247	43,653

Cash and Cash Equivalents, End of Period	$58,716	$20,294	$55,247

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for —
Interest	$18,104	$31,807	$43,651
Income taxes (net of refunds)	$7,733	$14,833	$18,337

The accompanying notes are an integral part of these statements.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Certain amounts in the Consolidated Financial Statements as of March 31, 2009 and 2008 have been adjusted to conform to the presentation of equivalent amounts in the current period which reflect the adoption of a new accounting standard related to the presentation of minority (noncontrolling) ownership interests in consolidated subsidiaries.

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currencies. Assets and liabilities of the Company’s subsidiaries and affiliates are translated into U.S. Dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within partnership capital or stockholders’ equity. Foreign currency gains and losses from certain intercompany transactions meeting the permanently advanced criteria of the FASB’s guidance on foreign currency translation are also recorded as a component of accumulated other comprehensive income (loss). All other foreign currency gains and losses are included in other (income) expense, net.

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

Income Taxes

The Company accounts for income taxes using the liability method in accounting for deferred taxes. If it is more likely than not that some portion, or all, of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities (“VIEs”). A VIE is an entity in which an investor holds a controlling interest based on factors other than a majority of voting rights. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, enhances disclosures about an enterprise’s involvement with a VIE, and amends certain guidance for determining whether an entity meets the definition of a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new guidance is effective for fiscal years beginning after November 15, 2009 (the Company’s fiscal 2011), and for interim periods within that year. The Company is currently evaluating the impact, if any, of the adoption of this new guidance on its financial statements.

(3)	ACCOUNTING FOR DERIVATIVES

The Company uses derivative contracts to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. The Company does not enter into derivative contracts for trading or speculative purposes.

The Company recognizes outstanding derivative instruments as assets or liabilities, based on measurements of their fair values. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive income, and subsequently recorded to earnings only as the related variability on the hedged transaction is recorded in earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in earnings immediately upon occurrence. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving fair value changes that offset the fair value changes of the assets or liabilities being hedged. Regardless of a derivative’s accounting qualification, changes in its fair value that are not offset by fair value changes in the asset or liability being hedged are considered ineffective, and are recognized in earnings immediately.

In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $61.2 million of EGHN’s floating rate long-term obligations through February 27, 2011. The rate is fixed at 3.3% per annum through the remainder of the agreement. The interest rate swap is designated as a cash-flow hedging instrument.

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

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth information on the presentation of these derivative instruments in the Company’s Consolidated Financial Statements:

		Fair Value As of
		March 31,	March 31,
	Balance Sheet Location	2010	2009
		(In thousands)

Asset Derivatives:
Foreign Exchange Forward(a)	Other noncurrent assets	$4,034	$4,962
Liability Derivatives:
Interest Rate Swap(b)	Current liabilities	1,638	2,284

		For the Fiscal Year Ended
	Statement of	March 31,	March 31,	March 31,
	Operations Location	2010	2009	2008
		(In thousands)

Foreign Currency Forward
(Loss) gain	Other (income) expense, net	$(928)	$4,962	$—
Interest Rate Swap(b)
Realized loss	Interest expense, net	(1,891)	(754)	(20)

(a)	Not designated as a hedging instrument under SFAS 133

(b)	Designated as a cash flow hedging instrument under SFAS 133 Approximately $1.6 million is expected to be reclassified from OCI to interest expense during fiscal 2011

(4)	ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

The Company completed its most recent annual impairment assessment of goodwill and intangible assets effective March 31, 2010, utilizing its business plan as the basis for development of cash flows and an estimate of fair values. No adjustment of carrying values was deemed necessary.

Goodwill and intangible assets consist of:

		Trademarks and	Trademarks and
	Goodwill	Tradenames	Tradenames
	(not Subject to	(not Subject to	(Subject to	Customer
	Amortization)	Amortization)	Amortization)	Relationships	Technology	Total
	(In thousands)

As of March 31, 2010
Gross Amount	$4,538	$42,626	$9,696	$80,187	$17,990	$155,037
Accumulated Amortization	—	—	(4,530)	(19,680)	(5,277)	(29,487)

Net	$4,538	$42,626	$5,166	$60,507	$12,713	$125,550

As of March 31, 2009
Gross Amount	$4,022	$39,804	$9,054	$74,872	$16,803	$144,555
Accumulated Amortization	—	—	(3,516)	(15,266)	(4,097)	(22,879)

Net	$4,022	$39,804	$5,538	$59,606	$12,706	$121,676

Amortization of intangible assets for fiscal year 2010, 2009, and 2008 was $5.1 million, $5.1 million, and $5.2 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $5.2 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

In the fourth quarter of fiscal 2009, the Company purchased shares not previously owned in a majority-owned subsidiary. The purchase price of the additional shares amounted to approximately $4.9 million. Of this amount, approximately $4.2 million could not be attributed to the fair values of specific purchased tangible assets or identifiable intangible assets, and has been recorded as goodwill. The goodwill has been recorded in the Company’s Transportation Europe and ROW business segment.

(5)	INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31,	March 31,
	2010	2009
	(In thousands)

Raw materials	$48,501	$31,270
Work-in-process	40,566	37,809
Finished goods	161,066	159,070

	$250,133	$228,149

(6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	March 31,
	2010	2009
	(In thousands)

Land	$34,247	$31,900
Buildings and improvements	137,543	140,511
Machinery and equipment	475,690	434,921
Construction in progress	41,304	30,497

	688,784	637,829
Less — Accumulated depreciation	347,255	304,715

Property, plant and equipment, net	$341,529	$333,114

Depreciation expense was $42.5 million, $49.3 million, and $55.9 million, for fiscal 2010, 2009, and 2008, respectively.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	OTHER ASSETS

Other assets consist of:

	March 31,	March 31,
	2010	2009
	(In thousands)

Deposits	$4,492	$4,783
Capitalized software, net	2,158	1,804
Loan to affiliate	1,005	1,005
Retirement plans	1,614	1,085
Financial instruments	4,034	4,962
Other	4,155	4,950

	$17,458	$18,589

(8)	DEBT

At March 31, 2010 and 2009, short-term borrowings of $7.7 million, and $7.0 million respectively, consisted of various operating lines of credit and working capital facilities maintained by certain of the Company’s subsidiaries. Certain of these borrowings are secured by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. As of March 31, 2010 and 2009, the weighted average interest rate on these borrowings was 4.5%, and 5.8% respectively.

Total long-term debt at March 31, 2010 and 2009 comprised the following:

	March 31,	March 31,
	2010	2009
	(In thousands)

Senior Secured Credit Facility	$160,236	$160,241
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	14,476	12,382

Total	174,712	172,623
Less-current maturities	3,740	3,576

	$170,972	$169,047

Total debt at March 31, 2010 and 2009 was $182.4 million and $179.6 million, respectively.

In May 2007, the Parent Company and the Company entered into a $495.0 million senior secured credit facility (“Credit Agreement”) consisting of a $200.0 million asset based revolving senior secured credit facility (“Revolving Loan Facility”) and a $295.0 million Term Loan (“Term Loan”). Availability for Exide under the Revolving Loan Facility and other loan facilities was $124.6 million and $27.7 million, respectively as of March 31, 2010. At March 31, 2010 and 2009, weighted average interest on the Credit Agreement was 3.4% and 3.9%, respectively.

The Company’s variable rate debt at March 31, 2010 and March 31, 2009 was $167.9 million and $167.2 million, respectively. As discussed in Note 3, in February 2008, the Parent Company entered into an interest rate swap agreement to fix the variable interest component of $61.2 million of EGHN’s floating rate long-term obligations at a rate of 3.33% per annum.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual principal payments required under long-term debt obligations at March 31, 2010 are as follows:

Amount
(In thousands)

2011	$1,647
2012	1,647
2013	156,942
2014	—
2015	—
2016 and beyond	9,663

Total	$169,899

(a)	See note 11 for principal payments required under capital lease obligations.

(9)	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

European subsidiaries of the Company sponsor several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon underlying assumptions established by the Company in consultation with its actuaries. In most cases, the defined benefit plans are not funded. The Company has noncontributory defined benefit pension plans covering substantially all hourly and salaried employees in Canada. Plans covering hourly employees provide pension benefits of stated amounts for each year of credited service. The Company has numerous defined contribution plans with related expense of $6.8 million, $6.6 million, and $6.7 million, in fiscal 2010, 2009, and 2008, respectively.

The Company provides certain health care and life insurance benefits for a limited number of retired employees. The Company accrues the estimated cost of providing postretirement benefits during the employees’ applicable years of service.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2010 and 2009:

Pension Benefits:

	Fiscal Year Ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$245,272	$332,218
Service cost	2,907	3,575
Interest cost	16,381	17,593
Actuarial loss (gain)	49,824	(5,301)
Plan participants’ contributions	493	722
Benefits paid	(19,416)	(23,480)
Currency translation	9,711	(70,211)
Settlements and other	(7,300)	(9,844)

Benefit obligation at end of period	$297,872	$245,272

Change in plan assets:
Fair value of plan assets at beginning of period	$113,319	$184,072
Actual return on plan assets	31,900	(16,698)
Employer contributions	16,747	21,890
Plan participants’ contributions	493	722
Benefits paid	(19,416)	(23,480)
Currency translation	7,571	(45,627)
Settlements and other	(3,576)	(7,560)

Fair value of plan assets at end of period	$147,038	$113,319

Reconciliation of funded status:
Benefit obligation at end of period	$297,872	$245,272
Fair value of plan assets at end of period	147,038	113,319

Funded status	$(150,834)	$(131,953)

Amounts recognized in Statement of Financial Position:
Noncurrent other assets	$1,958	$1,341
Accrued expenses	(8,940)	(8,792)
Noncurrent retirement obligations	(143,852)	(124,502)

Net amount recognized at end of period	$(150,834)	$(131,953)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$151	$196
Net loss (gain)	1,771	(22,032)

Net amount recognized in accumulated other comprehensive loss (income):	$1,922	$(21,836)

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Post-Retirement Benefits:

	Fiscal Year Ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$3,736	$5,772
Service cost	141	185
Interest cost	335	313
Actuarial loss (gain)	545	(1,140)
Benefits paid	(212)	(206)
Currency translation	941	(1,188)

Benefit obligation at end of period	$5,486	$3,736

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	212	206
Benefits paid	(212)	(206)

Fair value of plan assets at end of period	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$5,486	$3,736
Fair value of plan assets at end of period	—	—

Funded status	$(5,486)	$(3,736)

Amounts recognized in statement of financial position:
Accrued expenses	$(388)	$(310)
Noncurrent retirement obligations	(5,098)	(3,426)

Net amount recognized at end of period	$(5,486)	$(3,736)

Amounts recognized in accumulated other comprehensive income:
Prior service cost	$—	$—
Net gain	(64)	(540)

Net amount recognized in accumulated other comprehensive income:	$(64)	$(540)

Disclosure Assumptions:

			Other Post-
	Pension Benefits		Retirement Benefits
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Weighted-average assumptions as of:
Discount rate	5.1%	6.4%	6.4%	8.0%
Rate of compensation increase	2.8%	2.8%	n/a	n/a

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expense Assumptions:

			Other Post-
			Retirement
	Pension Benefits		Benefits
	FY 2011	FY 2010	FY 2011	FY 2010
	Expense	Expense	Expense	Expense

Weighted-average assumptions for:
Discount rate	5.1%	6.3%	6.4%	8.0%
Expected return on plan assets	6.5%	6.5%	n/a	n/a
Rate of compensation increase	2.8%	2.8%	n/a	n/a

For fiscal year 2010 expense, the Company assumed an expected weighted average return on plan assets of 6.5%. In developing this rate assumption, the Company evaluated input from third-party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

The following tables set forth the plans’ expense recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Service cost	$2,907	$3,575	$4,845
Interest cost	16,381	17,593	17,482
Expected return on plan assets	(8,191)	(10,122)	(11,877)
Amortization of:
Prior service cost	11	21	21
Actuarial gain	(268)	(2,417)	(1,515)

Net periodic benefit cost(a)	$10,840	$8,650	$8,956

(a)	Excludes the impact of settlement net losses (gains) of $0.6 million, and ($0.2) million in fiscal 2010 and fiscal 2009, respectively, and curtailment net gain of $3.8 million and $2.2 million in fiscal 2010 and fiscal 2009, respectively.

$0.03 million of income will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2011 relating to the Company’s pension plans.

	Other Post-Retirement Benefits
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Components of net periodic benefit cost:
Service cost	$141	$185	$203
Interest cost	334	313	304
Amortization of actuarial (gain) loss	(15)	3	19

Net periodic benefit cost	$460	$501	$526

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $155.5 million, $150.6 million and $2.8 million, respectively, as of March 31, 2010 and $135.6 million, $131.5 million and $2.3 million, respectively, as of March 31, 2009.

The accumulated benefit obligation for the Company’s pension plans was $289.2 million as of March 31, 2010. Expected future benefit payments are as follows:

		Other Post-
		Retirement
	Pension	Gross Expected
Fsical Year	Benefits	Benefit Payments
	(In thousands)

2011	$15,975	$253
2012	16,151	262
2013	16,397	262
2014	17,254	271
2015	17,590	279
2016 to 2020	95,880	1,442

Pension Plan Investment Strategy

The Company’s pension plans are invested in a diversified portfolio of investments consisting almost entirely of equity and fixed income securities. The plans’ target allocation is a mix of approximately 45% equity investments and 55% long duration fixed-income investments. The Company believes this target allocation will be effective in achieving the plans’ long-term investment objectives of:

•	protecting the plan’s funded status from volatility

•	optimizing the long-term return on plan assets sufficient to accommodate current and future pension obligations

•	maintaining an acceptable level of risk for each asset category

The Company’s non-U.S. pension plans are managed by investment managers who are appointed by the trustees of those plans. The investment strategies of those plans are in some instances influenced by local laws and regulations. Based on its underlying risk posture, the Company has established guidelines for each investment manager within which they have agreed to operate. These guidelines include criteria for identifying eligible and ineligible securities as well as diversification criteria. In addition, investment managers are required to seek approval prior to making investments in certain commodity contracts, illiquid investments, or futures or options strategies, and are prohibited from engaging in certain transactions including the short selling of securities, borrowing money, or engaging in futures or options strategies for purposes of speculation or leverage.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset allocation for the Company’s pension plans by asset category is as follows:

	Percentage of Plan Assets at Year End
	2010	2009

Cash and cash equivalents	3%	8%
Equity securities	43%	43%
Fixed income securities	52%	47%
Other	2%	2%

Total pension assets	100%	100%

The estimated fiscal 2011 pension plan contributions are $15.6 million and other postretirement contributions are $0.3 million.

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$173	$97
Effect on the postretirement benefit obligation	$1,104	$648

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	INCOME TAXES

The provision for income taxes includes local, federal, and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes are as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands)

Income/(loss) before income taxes and minority interest:
Netherlands	$10,622	$18,158	$58,386
Foreign	(85,750)	(85,641)	(73,009)

	$(75,128)	$(67,483)	$(14,623)

Income tax provision:
Current
Netherlands	$1,808	$614	$759
Foreign	8,412	13,999	14,544

	$10,220	$14,613	$15,303

Deferred
Netherlands	$(911)	$(2,203)	$1,530
Foreign	(4,853)	9,137	17,678

	(5,764)	6,934	19,208

Total provision	$4,456	$21,547	$34,511

Major differences between the Netherlands federal statutory rate and the effective tax rate are as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008

Netherlands statutory rate	25.5%	25.5%	25.5%
Thin cap disallowance	—	—	(1.1)
Change in Equity Investment	—	(7.8)	1.9
Deferred Tax Valuation Change	(0.4)	(1.2)	(9.2)
Change in Tax Rate	0.1	—	(95.8)
Change in Uncertain Tax Positions	(2.8)	2.8	(4.2)
Change in valuation allowances	(29.5)	(59.8)	(265.9)
Rate differences on foreign subsidiaries	4.2	12.1	128.5
Local Tax Provision	(0.7)	(4.2)	(19.4)
Other, net	(2.3)	0.7	1.2

Effective tax rate	(5.9)%	(31.9)%	(238.5)%

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31,	March 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Operating loss and tax credit carry-forwards	$250,420	$205,532
Compensation reserves	26,369	17,177
Warranty	2,399	2,000
Asset and other realization reserves	478	900
Other	26,783	33,073
Valuation allowance	(242,947)	(203,340)

	63,502	55,342

Deferred tax liabilities:
Property, plant and equipment	(9,132)	(7,360)
Foreign Exchange	(1,410)	(3,174)
Intangible assets	(26,397)	(26,204)

	(36,939)	(36,738)

Net deferred tax assets	$26,563	$18,604

The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31,	March 31,
	2010	2009
	(In thousands)

Current asset	$8,297	$9,419
Noncurrent asset	41,319	39,009
Noncurrent liability	(23,053)	(29,824)

	$26,563	$18,604

At March 31, 2010, certain of the Parent Company’s subsidiaries have net operating loss carry-forwards for income tax purposes of approximately $1.06 billion, of which approximately $192.3 million expire in fiscal years 2011 through 2024. The remaining losses are available for carry-forward indefinitely.

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

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	March 31,	March 31,
	2010	2009
	(In thousands)

Beginning of year	$55,208	$67,560
Increase for tax positions taken during current period	1,265	3,411
(Decrease)/increase for currency fluctuation on tax positions	2,371	(9,911)
Decrease for settlements with taxing authorities	(3,566)	(1,233)
Decrease for the lapse of the applicable statute of limitations	(4,706)	(4,619)

End of Year	$50,572	$55,208

The amount, if recognized, that would affect the Company’s effective tax rate at March 31, 2010 and March 31, 2009 is $16.8 million and $18.6 million, respectively.

The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At March 31, 2010 and March 31, 2009, before any tax benefits, the Company had $3.8 million and $4.3 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded uncertain tax benefits will occur in the next twelve months. The removal of these uncertain tax benefits would affect the Company’s effective tax rate by $0.5 million.

11)	COMMITMENTS AND CONTINGENCIES

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

Environmental Matters

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational health, and safety laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes.

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

The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of March 31, 2010 and March 31, 2009, the amount of such reserves on the Company’s Consolidated Balance Sheets was approximately $5.0 million and $5.8 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.

Guarantees

Certain of the Company’s European subsidiaries have bank guarantees outstanding, which have been issued as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At March 31, 2010, bank guarantees with a face value of $13.3 million were outstanding.

Sales Returns and Allowances

The Company provides for an allowance for product returns and/or allowances. Based upon its manufacturing re-work process, the Company believes that the majority of its product returns are not the result of product defects. Many returns are in fact subsequently sold as seconds at a reduced price. The Company recognizes the estimated cost of product returns as a reduction of sales in the period in which the related revenue is recognized. The product return estimates are based upon historical trends and claims experience,

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and include assessment of the anticipated lag between the date of sale and claim/return date.A reconciliation of changes in the Company’s sales returns and allowances liability follows (in thousands):

Balance at March 31, 2009	$18,996
Accrual for sales returns and allowances	11,826
Settlements made (in cash or credit) and currency translation	(13,336)

Balance at March 31, 2010	$17,486

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2010, are:

Fiscal Year	Operating	Capital
	(In thousands)

2011	$14,382	$1,947
2012	9,595	2,197
2013	5,466	2,084
2014	2,783	1,789
2015	799	1,970
Thereafter	218	44

Total minimum payments	$33,243	10,031

Less — Interest on capital leases		572

Total principal payable on capital leases (included in Long-term debt)		$9,459

Rent expense amounted to $29.1 million, $31.9 million, and $29.9 million, for the fiscal years ended March 31, 2010, 2009, and 2008, respectively.

(12)	RESTRUCTURING

During fiscal 2010, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.

During the year ended March 31, 2010, the Company recognized restructuring and impairment charges of $65.3 million, representing $53.3 million for severance and $12.0 million for related closure costs. These charges resulted from actions completed during fiscal 2010, which related to consolidation efforts in the Transportation Europe and ROW and Industrial Energy Europe and ROW segments. Approximately 796

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions have been eliminated in connection with the fiscal 2010 restructuring activities. The following is a summary of restructuring reserve movements:

	Severance	Closure Costs	Total
		(In thousands)

Balance, March 31, 2007	$1,594	$3,894	$5,488
Charges	4,522	2,696	7,218
Payments and currency translation	(4,562)	(3,356)	(7,918)

Balance, March 31, 2008	1,554	3,234	4,788
Charges	55,264	4,416	59,680
Payments and currency translation	(21,233)	(3,179)	(24,412)

Balance, March 31, 2009	35,585	4,471	40,056
Charges	53,332	11,983	65,315
Payments and currency translation	(69,657)	(9,470)	(79,127)

Balance, March 31, 2010	$19,260	$6,984	$26,244

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

Interest income of $1.0 million, $1.3 million, and $1.4 million, is included in interest expense, net for the fiscal years ended March 31, 2010, 2009, and 2008, respectively. These amounts include interest income from affiliates. See Note 15 to the Consolidated Financial Statements.

(14)	OTHER EXPENSE (INCOME), NET

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2010	2009	2008
	(In thousands )

Net loss (gain) on asset sales/impairments	$9,589	$9,005	$(2,966)
Equity gain	(79)	(451)	(1,372)
Currency remeasurement (gain) loss	(1,889)	7,126	(9,478)
Other	302	(101)	(543)

	$7,923	$15,579	$(14,359)

(15)	RELATED PARTY TRANSACTIONS

The Parent Company charges EGHN certain fees. These costs are classified in the Consolidated Statements of Operations as General and administrative expenses. The cost of these functions and services has been directly charged to EGHN using a method that the Parent Company’s management believes is reasonable. Because of the relationship between the Company and the Parent Company, it is possible that the terms and costs of the services provided are not the same as those that would result from transactions among wholly unrelated parties. Fees charged during the fiscal year ended March 31, 2010, 2009, and 2008 were $14.9 million, $6.0 million, and $6.4 million, respectively.

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current intercompany balances represent commercial trading activities and other transactions in the normal course of business between EGHN and other Parent Company affiliates. Sales to Parent Company affiliates are at prices that approximate the cost of the products sold. Purchases from Parent Company affiliates during the fiscal years ended March 31, 2010, 2009, and 2008 were $29.7 million, $30.5 million, and $45.1 million, respectively. Purchases from Parent Company affiliates are at prices that include a profit margin over and above the cost of the products purchased.

Long-term intercompany balances represent financing activities between EGHN and other Parent Company affiliates. The Parent Company charges interest to EGHN based on the actual interest cost on intercompany indebtedness. At March 31, 2010 and March 31, 2009, the Company had notes payables to affiliates of $186.9 million, and $128.7 million, respectively. Interest expense related to intercompany financing arrangements and included in Interest expense, net in the Consolidated Statements of Operations for the years ended March 31, 2010, 2009, and 2008 was $11.0 million, $14.3 million, and $19.4 million, respectively.

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses available market information and appropriate methodologies to estimate the fair value of its financial instruments. Considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and, may at times, be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is currently anticipated.

The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	March 31, 2010		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
		(In thousands)

(Liability) Asset:
Senior Secured Credit Facility	$(160,236)	$(146,450)	$(160,241)	$(108,964)
Interest Rate Swap(a)	(1,638)	(1,638)	(2,284)	(2,284)
Foreign Currency Forward(a)	4,034	4,034	4,962	4,962

(a)	These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

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

EXIDE GLOBAL HOLDING NETHERLANDS C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents our financial (liabilities) assets that are measured at fair value on a recurring basis, and the basis for that measurement:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Total	for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

March 31, 2010:
Assets:
Foreign currency forward	$4,034	$—	$4,034	$—
Liabilities:
Interest rate swap	1,638	—	1,638	—
March 31, 2009:
Assets:
Foreign currency forward	$4,962	$—	$4,962	$—
Liabilities:
Interest rate swap	2,284	—	2,284	—

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

The following table summarizes the investments that comprise the assets of the Company’s pension plans (see Note 9), all of which are measured at fair value on a recurring basis, and the basis for that measurement:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Total	for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Cash and cash equivalents:	$5,125	$5,125	$—	$—
Mutual funds:				—
Equity — U.S. companies	14,385	—	14,385	—
Equity — International companies	48,670	—	48,670	—
Fixed income	76,465	—	76,465	—
Other	2,393	—	2,393	—

Total Pension Assets	$147,038	$5,125	$141,913	$—

Cash and cash equivalents consist primarily of excess cash balances in the plans investment accounts, and are classified as Level 1. The fair value of the plans mutual fund investments are based on net asset value, which is based on quoted market prices of the underlying assets owned by the fund (reduced by its liabilities) divided by the number of shares outstanding.