Form 10-Q
period 2010-06-30
EXIDE TECHNOLOGIES
filed 2010-08-05
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
     Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     As of July 30, 2010, 75,856,364 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended
	June 30, 2010	June 30, 2009
	(In thousands, except per-share data)
NET SALES	$644,666	$592,854
COST OF SALES	524,300	486,170

Gross profit	120,366	106,684

EXPENSES:
Selling, marketing and advertising	59,519	65,318
General and administrative	42,145	42,931
Restructuring	6,894	35,665
Other expense (income), net	10,995	(3,361)
Interest expense, net	14,983	14,720

	134,536	155,273

Loss before reorganization items and income taxes	(14,170)	(48,589)
REORGANIZATION ITEMS, NET	636	555
INCOME TAX (BENEFIT) PROVISION	(5,800)	4,872

Net loss	(9,006)	(54,016)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	38	(42)

Net loss attributable to Exide Technologies	$(9,044)	$(53,974)

LOSS PER SHARE
Basic and Diluted	$(0.12)	$(0.71)

WEIGHTED AVERAGE SHARES
Basic and Diluted	76,315	75,821

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	June 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$80,538	$89,558
Receivables, net of allowance for doubtful accounts of $27,623 and $31,274	405,311	488,942
Inventories	447,450	418,396
Prepaid expenses and other	16,102	16,599
Deferred financing costs, net	4,794	4,944
Deferred income taxes	23,782	24,386

Total current assets	977,977	1,042,825

Property, plant and equipment, net	562,053	603,160

Other assets:
Goodwill and intangibles	167,404	180,428
Investments in affiliates	2,004	2,156
Deferred financing costs, net	6,988	7,316
Deferred income taxes	88,947	85,613
Other	38,106	34,728

	303,449	310,241

Total assets	$1,843,479	$1,956,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,369	$7,682
Current maturities of long-term debt	4,794	5,241
Accounts payable	306,101	333,532
Accrued expenses	239,893	267,038
Warrants liability	235	336

Total current liabilities	559,392	613,829
Long-term debt	635,200	646,604
Noncurrent retirement obligations	207,236	221,248
Deferred income tax liability	19,935	23,485
Other noncurrent liabilities	100,207	103,022

Total liabilities	1,521,970	1,608,188

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 75,856 and 75,601 shares issued and outstanding	758	756
Additional paid-in capital	1,121,049	1,119,959
Accumulated deficit	(808,139)	(799,095)
Accumulated other comprehensive income	(5,633)	10,714

Total stockholders’ equity attributable to Exide Technologies	308,035	332,334
Noncontrolling interests	13,474	15,704

Total stockholders’ equity	321,509	348,038

Total liabilities and stockholders’ equity	$1,843,479	$1,956,226

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	June 30, 2010	June 30, 2009
Cash Flows From Operating Activities:
Net loss	$(9,006)	$(54,016)
Adjustments to reconcile net loss to net cash provided by operating activities—

Depreciation and amortization	20,936	22,480
Unrealized (gain) loss on warrants	(101)	471
Net loss on asset sales / impairments	1,311	5,364
Deferred income taxes	(9,824)	345
Provision for doubtful accounts	(416)	1,787
Non-cash stock compensation	1,957	2,284
Reorganization items, net	636	555
Amortization of deferred financing costs	1,213	1,234
Currency remeasurement loss (gain)	9,756	(9,264)
Changes in assets and liabilities —
Receivables	53,749	75,720
Inventories	(53,807)	22,757
Prepaid expenses and other	(314)	437
Payables	(6,531)	(26,776)
Accrued expenses	(10,117)	15,643
Noncurrent liabilities	328	(1,354)
Other, net	3,468	(1,181)

Net cash provided by operating activities	3,238	56,486

Cash Flows From Investing Activities:
Capital expenditures	(10,447)	(15,171)
Proceeds from sales of assets, net	287	—

Net cash used in investing activities	(10,160)	(15,171)

Cash Flows From Financing Activities:
Increase in short-term borrowings	2,286	25
Decrease in borrowings under Senior Secured Credit Facility	(714)	(749)
Increase in controlling interests in subsidiaries	(886)	(1,170)
(Decrease) increase in other debt	(410)	8,385
Common stock issuance, financing costs and other	21	51

Net cash provided by financing activities	297	6,542

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,395)	4,159

Net (Decrease) Increase In Cash and Cash Equivalents	(9,020)	52,016
Cash and Cash Equivalents, Beginning of Period	89,558	69,505

Cash and Cash Equivalents, End of Period	$80,538	$121,521

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period -
Interest	$4,097	$4,020
Income taxes (net of refunds)	$1,658	$(552)
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(1) BASIS OF PRESENTATION
     The Condensed Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. These statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles in the United States (“GAAP”), or those disclosures normally made in the Company’s annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010 for further information.
     The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, cash flows, and financial position for the periods presented. This includes accounting and disclosures related to any subsequent events occurring from the balance sheet date through the date the financial statements were issued.
(2) STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
     The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Stock	Capital	Deficit	Income	Interests	Equity
			(In thousands)
Balance at April 1, 2010	$756	$1,119,959	$(799,095)	$10,714	$15,704	$348,038

Net loss (Income)	—	—	(9,044)	—	38	(9,006)
Defined benefit plans, net of tax of $184	—	—	—	480	—	480
Translation adjustment	—	—	—	(17,755)	(1,493)	(19,248)
Net recognition of unrealized loss on derivatives, net of tax of $329	—	—	—	928	—	928
Increase in ownership of subsidiary	—	(886)	—	—	(775)	(1,661)
Common stock issuance	2	—	—	—	—	2
Stock compensation/other	—	1,976	—	—	—	1,976

Balance at June 30, 2010	$758	$1,121,049	$(808,139)	$(5,633)	$13,474	$321,509

Total comprehensive loss and its components are as follows:

	For the Three Months Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Net loss	$(9,006)	$(54,016)

Defined benefit plans	480	2,143
Cumulative translation adjustment	(19,248)	20,496
Derivatives qualifying as hedges	928	606

Total comprehensive loss	$(26,846)	$(30,771)

(3) ACCOUNTING FOR DERIVATIVES
     The Company uses derivative contracts to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. The Company does not enter into derivative contracts for trading or speculative purposes.
     The Company recognizes outstanding derivative instruments as assets or liabilities, based on measurements of their fair values. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive income, and subsequently recorded to earnings only as the related variability on the hedged transaction is recorded in earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in earnings immediately upon occurrence. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving fair value changes that offset the fair value changes of the assets or liabilities being hedged. Regardless of a derivative’s accounting designation, changes in its fair value that are not offset by fair value changes in the asset or liability being hedged are considered ineffective, and are recognized in earnings immediately.
     In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations through February 27, 2011. The rate is fixed at 3.3% per annum through the remainder of the agreement. The interest rate swap is designated as a cash-flow hedging instrument.
     The Company also enters into foreign currency forward contracts for various time periods ranging from one month to several years. The Company uses these contracts to mitigate the effect of its exposure to foreign currency remeasurement gains and losses on selected transactions that will be settled in a currency other than the functional currency of the transacting entity. Included in these instruments is a contract in the notional amount of $62.8 million            to mitigate the effect of exchange rate fluctuations of a certain foreign subsidiary’s debt that is denominated in U.S. dollars, and a contract in the notional amount of approximately $50.0 million to mitigate similar foreign exchange risk on amounts owed to the Company by a foreign subsidiary that is denominated in Euros. Certain of these contracts have been designated as fair value hedging instruments. Whether or not specifically designated as a fair value hedging instrument, changes in the fair value of these currency forward contracts are recognized immediately in earnings.
     The Company also periodically enters into short-term swap contracts for certain commodities to offset fluctuations in the price of those commodities. Because the Company has not designated these short-term contracts as hedging instruments, changes in their fair values are also recognized immediately in earnings
     The following tables set forth information on the presentation of these derivative instruments in the Company’s Condensed Consolidated Financial Statements:

		Fair Value As of
	Balance Sheet Location	June 30, 2010	March 31, 2010
		(In thousands)
Asset Derivatives:
Foreign Exchange Forward	Other noncurrent assets	$9,539	$4,034
Foreign Exchange Forward	Current assets	77	—
Commodity Swap	Current assets	—	665

Liability Derivatives:
Interest Rate Swap	Current liabilities	3,959	5,350
Foreign Exchange Forward	Current liabilities	76	270
Commodity Swap	Current liabilities	107	—

	Statement of Operations	For the Three Months Ended
	Location	June 30, 2010	June 30, 2009
		(In thousands)
Foreign Exchange Forwards
(Gain) Loss	Other (income) expense, net	$(10,537)	$3,345
Commodity Swap
Loss	Cost of goods sold	107	—

Interest Rate Swap (a)
Loss	Interest expense, net	1,429	1,412

(a)	Approximately $3.5 million is expected to be reclassified from OCI to interest expense during the remainder of fiscal 2011.
(4) INTANGIBLE ASSETS AND GOODWILL
Goodwill and intangible assets consist of:

		Trademarks	Trademarks
		and	and
	Goodwill	Tradenames	Tradenames
	(not subject to	(not subject to	(subject to	Customer
	amortization)	amortization)	amortization)	Relationships	Technology	Total
	(In thousands)
As of June 30, 2010
Gross Amount	$4,382	$57,344	$13,029	$107,758	$28,928	$211,441
Accumulated	—	—	(6,345)	(27,563)	(10,129)	(44,037)

Net	$4,382	$57,344	$6,684	$80,195	$18,799	$167,404

As of March 31, 2010
Gross Amount	$4,538	$61,110	$13,886	$115,175	$30,742	$225,451
Accumulated	—	—	(6,489)	(28,517)	(10,017)	(45,023)

Net	$4,538	$61,110	$7,397	$86,658	$20,725	$180,428

Amortization of intangible assets for the first three months of fiscal 2011 and 2010 was $2.1 million and $2.1 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8.0 million to $9.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES
Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	June 30, 2010	March 31, 2010
	(In thousands)
Raw materials	$89,986	$73,337
Work-in-process	113,143	85,838
Finished goods	244,321	259,221

	$447,450	$418,396

(6) OTHER ASSETS

	June 30, 2010	March 31, 2010
	(In thousands)
Deposits (a)	$17,199	$18,981
Capitalized software, net	3,617	4,402
Long-term trade receivables	1,005	1,005
Retirement plans	3,111	1,958
Financial instruments	9,539	4,034
Other	3,635	4,348

	$38,106	$34,728

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.
(7) DEBT
     At June 30, 2010 and March 31, 2010, short-term borrowings of $8.4 million and $7.7 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 3.5% and 4.5% at June 30, 2010 and March 31, 2010, respectively.
     Total long-term debt consists of:

	June 30, 2010	March 31, 2010
	(In thousands)
Senior Secured Credit Facility	$276,613	$286,661
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000

Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	13,381	15,184

Total	639,994	651,845
Less-current maturities	4,794	5,241

Total Long-Term Debt	$635,200	$646,604

Total debt at June 30, 2010 and March 31, 2010 was $648.4 million and $659.5 million, respectively.

(8) INTEREST EXPENSE, NET
     Interest income of $0.2 million and $0.2 million is included in interest expense, net for the three months ended June 30, 2010 and 2009, respectively.
(9) OTHER EXPENSE (INCOME), NET
Other expense (income), net consist of:

	For the Three Months Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Net loss on asset sales / impairments	$1,311	$5,364
Equity income	29	68
Currency remeasurement loss (gain) (a)	9,756	(9,264)
(Gain) loss on revaluation of warrants (b)	(101)	471

	$10,995	$(3,361)

(a)	The currency remeasurement loss (gain) relates primarily to U.S. intercompany loans to foreign subsidiaries denominated in Euros and Australian dollars.

(b)	The warrants entitle the holders to purchase an aggregate of up to approximately 6.7 million shares of the Company’s common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. The warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.
(10) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$782	$820
Interest cost	8,202	9,034
Expected return on plan assets	(7,119)	(5,794)
Amortization of:
Prior service cost	2	3
Actuarial loss	265	262

Net periodic benefit cost	$2,132	$4,325

	Other Post-Retirement Benefits
	For the Three Months Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$45	$32
Interest cost	254	348
Amortization of:
Prior service cost	(122)	(96)
Actuarial loss	27	17

Net periodic benefit cost	$204	$301

     The estimated fiscal 2011 pension plan contributions are $19.2 million and other post-retirement contributions are $1.9 million. Payments aggregating $3.8 million were made during the three months ended June 30, 2010.
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
     Based on information available as of July 30, 2010, approximately 11.3% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
Private Party Lawsuits and other Legal Proceedings
     In 2003, the Company served notices to reject certain executory contracts with EnerSys, which the Company contends are executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company’s request to reject certain of the contracts, including the Trademark License, and it ordered a two-year transition period, which has now expired. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals held that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. The Third Circuit remanded the case to the Federal District Court with instructions that it remand the case to the Bankruptcy Court for further proceedings consistent with that ruling. The Company petitioned for a rehearing, but its request was denied on June 29, 2010. The Company is considering all of its options, including a possible petition for certiorari to the United States Supreme Court.
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
     The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at 103 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid its share of liability. While the Company believes it is probable its liability for most of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be discharged. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35.0 million, as described in more detail below. The EPA has provided summaries of past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.
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
     On September 6, 2005, the U.S. Court of Appeals for the Third Circuit issued an opinion in U.S. v. General Battery/Exide (No. 03-3515) affirming the district court’s holding that the Company is liable, as a matter of federal common law of successor liability, for lead contamination at certain sites in the vicinity of Hamburg, Pennsylvania. This case involves several of the pre-petition environmental claims of the federal government for which the Company, as part of its Chapter 11 proceeding, had established a reserve of common stock and warrants. The amount of the government claims for these sites at the time reserves were established was approximately $14.0 million. On October 2, 2006, the United States Supreme Court denied review of the appellate decision, leaving Exide subject to a stipulated judgment for approximately $6.5 million, based on the ruling that Exide has successor liability for these EPA cost recovery claims. The judgment is expected to be a general unsecured claim payable in common stock and warrants. Additionally, the EPA has asserted a general unsecured claim for costs related to other Hamburg, Pennsylvania sites. The current amount of the government’s claims for the aforementioned sites (including the stipulated judgment discussed above) is approximately $20.0 million. A reserve of common stock and warrants for the estimated value of all claims, including the aforementioned claims, was established as part of the Plan.
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
     The Company negotiated a settlement agreement with Pennsylvania Department of Environmental Protection (“PADEP”) that included monetary sanctions of approximately $0.12 million to resolve two notices of violation issued by PADEP for alleged violations of the Solid Waste Management Act at its Reading, Pennsylvania recycling facility. The settlement also included an agreement to perform certain waste control projects and activities.
     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of June 30, 2010 and March 31, 2010, the amount of such reserves on the Company’s Condensed Consolidated Balance Sheets was approximately $30.9 million and $31.8 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
Columbus, Georgia
     The Columbus site is a former secondary lead recycling plant that was taken out of service in 1999, but remains part of a larger facility that includes an operating lead-acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated at $6.0 million to $9.0 million.
Guarantees
     At June 30, 2010, the Company had outstanding letters of credit with a face value of $54.1 million and surety bonds with a face value of $3.7 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at June 30, 2010, pursuant to the terms of the agreement, totaled approximately $3.7 million.
     Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2010, bank guarantees with an aggregate face value of $13.1 million were outstanding.
Sales Returns and Allowances
     The Company provides for an allowance for product returns and/or allowances. Based upon product examination in the manufacturing re-work process, the Company believes that the majority of its product returns are not the result of product defects. The Company recognizes the estimated cost of product returns as a reduction of sales in the period in which the related revenue is recognized. The product return estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim/return date.
     Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2010	$36,257

Accrual for sales returns and allowances	9,476
Settlements made (in cash or credit) and currency translation	(10,020)

Balance at June 30, 2010	$35,713

(12) INCOME TAXES
     The effective tax rates for the first quarter of fiscal 2011 and 2010 were impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia and Canada. The effective tax rate for the first quarter of fiscal 2011 and 2010, respectively, was also impacted by the recognition of $0.5 million and $19.7 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, and Italy. In addition, the effective tax rate for the first quarter of fiscal 2011 was impacted by a $4.2 million benefit established through a Polish adjustment to tax basis in intangibles while the effective tax rate for the first quarter of fiscal 2010 was impacted by $0.5 million in warrant revaluation income, which is fully excluded for U.S. tax purposes.
     The significant components of the Company’s effective tax rate are as follows:

	For the Three Months Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Federal statutory rate	35.0%	35.0%
Change in valuation allowances	(14.6%)	(42.9%)
Revaluation of warrants	0.2%	(0.3%)
Rate differences on foreign subsidiaries	8.6%	3.2%
Other, net	10.0%	(4.9%)

Effective tax rate	39.2%	(9.9%)

     The table above is a condensed table and does not include all items normally included in Form 10-K. Items included in “other, net” are presented on a net basis and include certain items above 5%.
     Each quarter, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits or previously established valuation allowances should be released. This review is performed on a jurisdiction by jurisdiction basis. As global market conditions and the Company’s financial results in certain jurisdictions improve, the release of related valuation allowances may occur.
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
     The Company’s unrecognized tax benefits decreased from $52.0 million to $48.8 million during the first quarter of fiscal 2011 due primarily to the effects of foreign currency translation plus unrecognized tax benefits established during the period less unrecognized tax benefits released during the period through tax settlements.. The amount, if recognized, that would affect the Company’s effective tax rate at June 30, 2010 is $19.4 million.
     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At June 30, 2010 and March 31, 2010, before any tax benefits, the Company had $3.8 million and $3.9 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
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
(13) RESTRUCTURING
     During the first three months of fiscal 2011, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the three months ended June 30, 2010, the Company recognized restructuring charges of $6.9 million, representing $5.3 million for severance and $1.6 million for related facility closure costs. These charges represent consolidation efforts in the Transportation Americas, Transportation Europe and Rest of World (“ROW”), and Industrial Europe and ROW segments for approximately 178 positions.
     Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total
	(In thousands)
Balance at March 31, 2010	$19,483	$7,095	$26,578

Restructuring Charges	5,277	1,617	6,894
Payments and Currency Translation	(6,730)	(5,563)	(12,293)

Balance at June 30, 2010	$18,030	$3,149	$21,179

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
     Due to a net loss for the three month periods ended June 30, 2010 and June 30, 2009, certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive:

	June 30, 2010	June 30, 2009
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	3,911	4,038
Restricted stock awards	639	954
Warrants	6,725	6,725

Total shares excluded	14,972	15,414

(15) FAIR VALUE MEASUREMENTS
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
     The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	June 30, 2010		March 31, 2010
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
	(In thousands)
(Liability) Asset:
Senior Secured Credit Facility	$(276,613)	$(248,345)	$(286,661)	$(264,816)
Senior Secured Notes due 2013	(290,000)	(288,695)	(290,000)	(294,350)
Convertible Senior Subordinated Notes due 2013	(60,000)	(37,650)	(60,000)	(39,150)
Interest Rate Swap (a)	(3,959)	(3,959)	(5,350)	(5,350)
Foreign Currency Forwards (a)
Asset	9,616	9,616	4,034	4,034
Liability	(76)	(76)	(270)	(270)
Commodity Swap (a)	(107)	(107)	665	665

(a)	These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:
•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 – Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.
The following table represents our financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Total	for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2010:
Assets:
Foreign currency forward	$9,616	$—	$9,616	$—

Liabilities:
Interest rate swap	3,959	—	3,959	—
Foreign currency forward	76	—	76	—
Commodity Swap (diesel fuel)	107	—	107	—

March 31, 2010:
Assets:
Foreign currency forward	$4,034	$—	$4,034	$—
Commodity Swap (diesel fuel)	665	—	665	—
Liabilities:
Interest rate swap	5,350	—	5,350	—
Foreign currency forward	270	—	270	—
     The Company uses a market approach to determine the fair values of all of its derivative instruments subject to recurring fair value measurements. The fair value of the interest rate swap is determined based on observable prices as quoted for receiving the variable LIBOR rate and paying fixed interest rates and, therefore, was classified as Level 2. The fair value of the foreign currency forwards were determined based upon quoted forward exchange rates for the related currencies, and is classified as Level 2 based on the nature of the underlying market in which these derivatives are traded. The fair value of the commodity swap (diesel fuel) was determined based on observable forward prices for home heating oil, and is also classified as Level 2 based on the nature of the market in which these derivatives are traded. For additional discussion of the Company’s derivative instruments and hedging activities, see Note 3.
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
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups. Certain corporate costs are not allocated or charged to the business groups.
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended June 30, 2010
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$227,054	$181,373	$68,491	$167,748	$—	$644,666
Gross profit	39,759	31,261	16,187	33,159	—	120,366
Expenses	30,417	23,153	11,244	35,152	34,570	134,536
Income (loss) before reorganization items and income taxes	9,342	8,108	4,943	(1,993)	(34,570)	(14,170)
Depreciation and amortization	6,928	4,815	2,841	4,631	1,721	20,936
Restructuring expenses	1,434	526	68	4,552	314	6,894

	For the Three Months Ended June 30, 2009
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$230,797	$146,447	$59,934	$155,676	$—	$592,854
Gross profit	38,192	18,820	13,260	36,412	—	106,684
Expenses	32,887	42,202	10,647	52,344	17,193	155,273
Income (loss) before reorganization items and income taxes	5,305	(23,382)	2,613	(15,932)	(17,193)	(48,589)
Depreciation and amortization	7,028	5,302	2,549	6,004	1,597	22,480
Restructuring expenses	3,377	18,743	58	13,153	334	35,665

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain/loss, and gain/loss on revaluation of warrants.

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
Factors Which Affect the Company’s Financial Performance
     Lead and Other Raw Materials. Lead represents approximately 48.9% of the Company’s cost of goods sold for the fiscal quarter ended June 30, 2010. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 29.1% from $1,498 per metric ton for the three months ended June 30, 2009 to $1,943 per metric ton for the three months ended June 30, 2010. During the first fiscal quarter, the LME lead price has decreased from $2,119 per metric ton at March 31, 2010 to $1,689 per metric ton at June 30, 2010. At July 30, 2010, the quoted price on the LME was $2,060 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
     Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling facilities and diesel fuel for distribution of its products. The Company seeks to recoup these increases in energy costs through price increases or surcharges. To the extent the Company is unable to pass on these higher energy costs to its customers, its financial performance will be adversely impacted.
     Competition. The global transportation and industrial energy battery markets are highly competitive. In recent years, competition has continued to intensify and has affected the Company’s ability to pass along increased prices to keep pace with rising production costs. The effects of this competition have been exacerbated by excess capacity in certain of the Company’s markets, fluctuating lead prices and low-priced Asian imports in certain of the Company’s markets.
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first quarter of fiscal 2011, the exchange rate of the Euro to the U.S. Dollar decreased 6.6% on average to $1.27 compared to $1.36 for the first quarter of fiscal 2010. At June 30, 2010, the Euro was $1.22 or 9.5% lower as compared to $1.35 at March 31, 2010. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the first quarter ended June 30, 2010, approximately 54.2% of the Company’s net sales were generated in Europe and ROW. Further, approximately 63.3% of the Company’s aggregate accounts receivable and inventory as of June 30, 2010 were held by its European and ROW subsidiaries.
     The Company is also exposed, although to a lesser extent, to foreign currency risk in Canada, Mexico, the U.K., Poland, Australia, and various countries in the Pacific Rim. Fluctuations of exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another.
     Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results. OE volumes in the transportation and motive power channels have been and continue to be depressed, reflecting global economic conditions. In addition, capital spending by major customers in our network power channels continue to be below historic levels.
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
     Unusually cold winters or hot summers may accelerate battery failure and increase demand for transportation replacement batteries. Mild winters and cool summers may have the opposite effect. As a result, if the Company’s sales are reduced by an unusually warm winter or cool summer, the Company typically does not recover these sales in later periods. Further, if the Company’s sales are adversely affected by the weather, the Company typically cannot make offsetting cost reductions to protect its liquidity and gross margins in the short-term because a large portion of the Company’s manufacturing and distribution costs are fixed.
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during the three months ended June 30, 2010. See Notes 3 and 7 to the Condensed Consolidated Financial Statements in this Form 10-Q.
First quarter of Fiscal 2011 Highlights and Outlook
     The Company’s reported results continued to be impacted in the first quarter of fiscal 2011 by unfavorable global economic conditions, as well as fluctuations in the cost of materials and energy costs used in the manufacturing and distribution of the Company’s products.
     In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average cost of purchased spent batteries increased approximately 78.1% in the first quarter of fiscal 2011 versus the first quarter of fiscal 2010. In response, the Company takes pricing actions as allowed by the market and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.
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
     In addition to managing the impact of fluctuation in lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:

(i) Successful execution and completion of the Company’s restructuring plan and organizational realignment of divisional and corporate functions intended to result in further headcount reductions.
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
(vi) Gain further product and process efficiencies with the Company’s Global Procurement structure. This initiative focuses on leveraging existing relationships and creating an infrastructure for global search for products and components.
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
     The Company believes that the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to the Company’s annual report for further information.
Results of Operations
Three months ended June 30, 2010 compared with three months ended June 30, 2009
     Net Sales
     Net sales were $644.7 million for the first quarter of fiscal 2011 versus $592.9 million in the first quarter of fiscal 2010. Foreign currency translation (primarily the weakening of the Euro against the U.S. dollar) unfavorably impacted net sales in the first quarter of fiscal 2011 by approximately $14.5 million. Excluding the foreign currency translation impact, net sales increased by approximately $66.3 million, or 11.2%, primarily as a result of $56.9 million in lead related price increases and higher unit sales.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2010	June 30, 2009	TOTAL	Related	Related
			(In thousands)
Transportation
Americas	$227,054	$230,797	$(3,743)	$—	$(3,743)
Europe & ROW	181,373	146,447	34,926	(7,875)	42,801
Industrial Energy
Americas	68,491	59,934	8,557	—	8,557
Europe & ROW	167,748	155,676	12,072	(6,647)	18,719

TOTAL	$644,666	$592,854	$51,812	$(14,522)	$66,334

     Transportation Americas net sales were $227.1 million for the first quarter of fiscal 2011 versus $230.8 million for the first quarter of fiscal 2010. Net sales decreased by $3.7 million or 1.6% due to a decline in aftermarket unit sales, partially offset by an increase in OEM unit sales as well as a $3.7 million favorable impact caused by pricing actions related to the higher average price of lead. Third-party lead sales for the fiscal 2011 first quarter were approximately $11.1 million lower than the fiscal 2010 first quarter.

     Transportation Europe and ROW net sales were $181.4 million for the first quarter of fiscal 2011 versus $146.4 million for the first quarter of fiscal 2010. Net sales, excluding an unfavorable impact of $7.9 million in foreign currency translation, were higher by $42.8 million or 29.2% mainly due to a $25.7 million favorable impact of the higher average price of lead as well as an increase in aftermarket and OEM unit sales.
     Industrial Energy Americas net sales were $68.5 million for the first quarter of fiscal 2011 versus $59.9 million for the first quarter of fiscal 2010. Net sales increased by $8.6 million or 14.3% due to a favorable $4.9 million impact of pricing actions related to the higher average price of lead as well as higher unit sales in the network power market, partially offset by lower unit sales in the motive power market.
     Industrial Energy Europe and ROW net sales were $167.7 million for the first quarter of fiscal 2011 versus $155.7 million for the first quarter of fiscal 2010. Net sales, excluding an unfavorable foreign currency translation impact of $6.6 million, increased $18.7 million or 12.0% due to a favorable $22.6 million impact of the higher average price of lead as well as higher motive power unit sales, partially offset by lower unit sales in the network power market and lower base pricing to meet competitive market conditions.
     Gross Profit
     Gross profit was $120.4 million in the first quarter of fiscal 2011 versus $106.7 million in the first quarter of fiscal 2010. Gross margin increased to 18.7% from 18.0% in the first quarter of fiscal 2010. Gross profit in each of the Company’s business segments was favorably impacted by higher unit sales as well as improved manufacturing efficiencies. Foreign currency translation unfavorably impacted gross profit in the first quarter of fiscal 2011 by $1.5 million.

	For the Three Months Ended
	June 30, 2010		June 30, 2009		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
				(In thousands)
Transportation
Americas	$39,759	17.5%	$38,192	16.5%	$1,567	$—	$1,567
Europe & ROW	31,261	17.2%	18,820	12.9%	12,441	(1,077)	13,518
Industrial Energy
Americas	16,187	23.6%	13,260	22.1%	2,927	—	2,927
Europe & ROW	33,159	19.8%	36,412	23.4%	(3,253)	(409)	(2,844)

TOTAL	$120,366	18.7%	$106,684	18.0%	$13,682	$(1,486)	$15,168

     Transportation Americas gross profit was $39.8 million or 17.5% of net sales in the first quarter of fiscal 2011 versus $38.2 million or 16.5% of net sales in the first quarter of fiscal 2010. The increase in gross profit was primarily due to an increase in OEM unit sales as well as improved plant and distribution efficiencies, partially offset by lower unit sales in the aftermarket channel.
     Transportation Europe and ROW gross profit was $31.3 million or 17.2% of net sales in the first quarter of fiscal 2011 versus $18.8 million or 12.9% of net sales in the first quarter of fiscal 2010. Foreign currency translation unfavorably impacted gross profit during the first quarter of fiscal 2011 by approximately $1.1 million. The increase in gross profit was primarily due to higher unit sales in both the aftermarket and OE channels as well as benefits realized by the closure of the Auxerre, France, battery plant, and other improved manufacturing efficiencies.
     Industrial Energy Americas gross profit was $16.2 million or 23.6% of net sales in the first quarter of fiscal 2011 versus $13.3 million or 22.1% of net sales in the first quarter of fiscal 2010. The increase in gross profit was primarily due to higher overall unit sales.
     Industrial Energy Europe and ROW gross profit was $33.2 million or 19.8% of net sales in the first quarter of fiscal 2011 versus $36.4 million or 23.4% of net sales in the first quarter of fiscal 2010. Gross profit, excluding an unfavorable foreign currency translation of $0.4 million, decreased $2.8 million, primarily due to lower unit sales in the network power market and generally lower base prices, partially offset by higher motive power unit sales and improved manufacturing efficiencies.
     Expenses
     Total expenses were $134.5 million in the first quarter of fiscal 2011 versus $155.3 million fiscal 2010, and were impacted by the following items:
•	Selling, marketing, and advertising expenses decreased $5.8 million, to $59.5 million in the first quarter of fiscal 2011 from $65.3 million in the first quarter of fiscal 2010 due in part to a favorable foreign currency translation impact of $0.4 million. Excluding the foreign currency translation impact, the expenses decreased by $5.4 million primarily due to decreases in sales commissions and other spending controls.
•	General and administrative expenses decreased $0.8 million, to $42.1 million in the first quarter of fiscal 2011 from $42.9 million in the first quarter of fiscal 2010. The decrease resulted from a favorable foreign currency translation impact of $0.8 million.
•	Restructuring expenses decreased $28.8 million to $6.9 million in the first quarter of fiscal 2011 from $35.7 million in the first quarter of fiscal 2010. This decrease primarily related to fiscal 2010 restructuring activities, principally at the Auxerre, France transportation battery plant and the Over Hulton, U.K. industrial energy battery plant.
•	Other expenses (income) were $11.0 million in the first quarter of fiscal 2011 versus ($3.4) million in the first quarter of fiscal 2010. The net change is primarily due to currency remeasurement loss of $9.8 million in the current period compared with a $9.3 million gain in the prior year period, partially offset by a $4.1 million lower loss on asset sales and impairments. The currency remeasurement results principally from historic intercompany financing activities.
•	Interest expense remained essentially flat at $15.0 million in the first quarter of fiscal 2011 versus $14.7 million in the first quarter of fiscal 2010.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2010	June 30, 2009	TOTAL	Related	Related
			(In thousands)
Transportation
Americas	$30,417	$32,887	$2,470	$—	$2,470
Europe & ROW	23,153	42,202	19,049	788	18,261
Industrial Energy
Americas	11,244	10,647	(597)	—	(597)
Europe & ROW	35,152	52,344	17,192	2,004	15,188

Unallocated expenses	34,570	17,193	(17,377)	476	(17,853)

TOTAL	$134,536	$155,273	$20,737	$3,268	$17,469

     Transportation Americas expenses were $30.4 million in the first quarter of fiscal 2011 versus $32.9 million in the first quarter of fiscal 2010. The decrease was primarily due to cost reductions and restructuring initiatives.
     Transportation Europe and ROW expenses were $23.2 million in the first quarter of fiscal 2011 versus $42.2 million in the first quarter of fiscal 2010. Foreign currency translation favorably impacted expenses in the first quarter of fiscal 2011 by approximately $0.8 million. Excluding the currency impact, expenses decreased by $18.3 million primarily due to $18.2 million lower restructuring expenses primarily related to the closure of the Auxerre, France battery plant as well as other cost reduction activities.
     Industrial Energy Americas expenses were $11.2 million in the first quarter of fiscal 2011 versus $10.6 million in the first quarter of fiscal 2010. The increase was primarily due to increased costs related to new product engineering initiatives.
     Industrial Energy Europe and ROW expenses were $35.2 million in the first quarter of fiscal 2011 versus $52.3 million in the first quarter of fiscal 2010. Excluding a favorable foreign currency translation impact of approximately $2.0 million, expenses decreased by $15.2 million, due to $8.6 million in lower restructuring and asset impairment expenses primarily related to the closure of the U.K. battery plant, as well as lower selling and marketing expenses.
     Unallocated corporate expenses were $34.6 million in the first quarter of fiscal 2011 versus $17.2 million in the first quarter of fiscal 2010:

	For the Three Months Ended		FAVORABLE
	June 30, 2010	June 30, 2009	(UNFAVORABLE)
		(In thousands)
Corporate expenses	$9,643	$10,642	$999
Other expense (income):
Currency remeasurement loss (gain)	10,046	(8,684)	(18,730)
(Gain) loss on revaluation of warrants	(101)	471	572
Other	(1)	44	45
Interest, net	14,983	14,720	(263)

TOTAL	$34,570	$17,193	$(17,377)

     Foreign currency translation favorably impacted unallocated expenses by $0.5 million in the first quarter of fiscal 2011.
     Income Taxes

	For the Three Months Ended
	June 30, 2010	June 30, 2009
	(In thousands)
Pre-tax loss	$(14,806)	$(49,144)
Income tax (benefit) provision	(5,800)	4,872

Effective tax rate	39.2%	(9.9%)
     The effective tax rates for the first quarter of fiscal 2011 and 2010 were impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia and Canada.. The effective tax rate for the first quarter of fiscal 2011 and 2010, respectively, was also impacted by the recognition of $0.5 million and $19.7 million of valuation allowances on current period tax benefits generated primarily in the United Kingdom, France, Spain, and Italy . In addition, the effective tax rate for the first quarter of fiscal 2011 was impacted by a $4.2 million benefit established through a Polish adjustment to tax basis in intangibles while the effective tax rate for the first quarter of fiscal 2010 was impacted by $0.5 million in warrant revaluation income, which is fully excluded for U.S. tax purposes. The Company is also subject to tax audits by governmental authorities in the U.S. and in non-U.S. jurisdictions. The Company is currently subject to a tax audit in Spain for fiscal years 2003 through 2006 that is related to its current and certain former Spanish subsidiaries, and may become subject to similar tax audits for subsequent years. Negative results from one or more such tax audits could materially and adversely affect the Company’s business, financial condition, cash flows, or results of operations.
Liquidity and Capital Resources
     As of June 30, 2010, the Company had cash and cash equivalents of $80.5 million and availability under the Company’s revolving senior secured credit facility (“Revolving Loan Facility”) of $117.9 million. This compared to cash and cash equivalents of $89.6 million and availability under the Revolving Loan Facility of $124.6 million as of March 31, 2010.
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

     Availability under the Revolving Loan Facility is subject to a borrowing base comprised of up to 85.0% of the Company’s eligible accounts receivable plus 85.0% of the net orderly liquidation value of eligible North American inventory less, in each case, certain limitations and reserves. Revolving loans made to the Company domestically under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company, and revolving loans made to Exide Global Holding Netherlands C.V. (“Exide C.V.”) under the Revolving Loan Facility are guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These guaranteed obligations are secured by liens on substantially all of the assets of such respective borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, first priority liens in current assets and second priority liens in fixed assets.
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
     The term loans will amortize as follows: 0.25% of the initial principal balance of the term loans will be due and payable on a quarterly basis, with the balance payable at maturity. Mandatory prepayment by the Company may be required under the term loans as a result of excess cash flow, asset sales and casualty events, in each case, subject to certain exceptions. In July 2010, the Company repaid $6.2 million as a result of excess cash flow for the fiscal year ended March 31, 2010.
     The portion of the term loan made to the Company is guaranteed by substantially all domestic subsidiaries of the Company, and the portion of the term loan made to Exide C.V. is guaranteed by substantially all domestic subsidiaries of the Company and certain foreign subsidiaries. These obligations are secured by a lien on substantially all of the assets of such respective borrowers and guarantors, including, subject to certain exceptions, in the case of security provided by the domestic subsidiaries, first priority liens in fixed assets and second priority liens in current assets.
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
     Borrowings of the Company and other domestic borrowers are guaranteed by substantially all domestic subsidiaries of the Company, and borrowings of Exide C.V. are guaranteed by the Company, substantially all domestic subsidiaries of the Company, and certain foreign subsidiaries. These guarantee obligations are secured by liens on substantially all of the assets of such respective borrowers and guarantors.
The Senior Notes
     In March 2005, the Company issued $290.0 million in aggregate principal amount of 10.5% senior secured notes due 2013. Interest of $15.2 million is payable semi-annually on March 15 and September 15. The 10.5% senior secured notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2010, at 102.625% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% senior secured notes were redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% senior secured notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The Indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets. Under the Indenture, proceeds from asset sales (to the extent in excess of a $5.0 million threshold) must be applied to offer to repurchase notes to the extent such proceeds exceed $20.0 million in the aggregate and are not applied within 365 days to retire senior secured credit agreement borrowings or the Company’s pension contribution obligations that are secured by a first priority lien on the Company’s assets or to make investments or capital expenditures.
The Convertible Notes
     Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at June 30, 2010 and March 31, 2010 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At June 30, 2010, the Company was in compliance with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At June 30, 2010, the Company had outstanding letters of credit with a face value of $54.1 million and surety bonds with a face value of $3.7 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2010, pursuant to the terms of the agreement, was $3.7 million.
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
     As disclosed in a press release dated August 5, 2010, the Company plans to offer up to $675 million aggregate principal amount of senior secured notes (the “Notes”) in a private transaction that is exempt from the registration requirements of the Securities Act of 1933 (the “Act”). The Notes are expected to be issued in two series, the first maturing in 2015 and the second maturing in 2017. The Notes are expected to be the Company’s senior secured obligations and not guaranteed by any of the Company’s subsidiaries on the issue date. The Company intends to use the net proceeds from the offering of Notes (i) to repay outstanding borrowings under the Company’s Term Loan and Revolving Loans, (ii) to fund the redemption of the Company’s $290 million Senior Notes maturing in 2013, and (iii) for ongoing working capital and other general corporate purposes. The consummation of the offering of Notes will be conditioned upon the Company concurrently entering into a new senior secured asset-based revolving credit facility, as well as other customary conditions.
Sources of Cash
     The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable. Additional cash has been generated in recent years through rights offerings, common stock issuances, and the sale of non-core businesses and assets.
     Cash flows provided by operating activities were $3.2 million and $56.5 million in the first quarter of fiscal 2011 and fiscal 2010, respectively. The operating cash flows decreased primarily due to current fiscal quarter increases in inventory in preparation for stronger seasonal demand. In addition, the prior year fiscal quarter included a one-time benefit of lower working capital requirements due to customer rationalization in the first quarter of fiscal 2010.
     Total debt at June 30, 2010 was $648.4 million, as compared to $659.5 million at March 31, 2010. See Note 7 to the Condensed Consolidated Financial Statements for the composition of such debt.
     Cash provided by financing activities was $0.3 million and $6.5 million in the first quarter of fiscal 2011 and fiscal 2010, respectively. This decrease relates primarily to proceeds of $9.7 million from an interest-free loan in connection with a foreign government economic stimulus program received in the first quarter of fiscal 2010.
     Going forward, the Company’s principal sources of liquidity are expected to be cash on hand, cash from operations, borrowings under the revolving loan facility, and the sale of idled assets, principally closed facilities, in certain foreign countries.

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
     The Company believes that it will have adequate liquidity to support its operational restructuring programs during the remainder of fiscal 2011, which include, among other things, payment of remaining accrued restructuring costs of approximately $21.2 million as of June 30, 2010. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.
     Capital expenditures were $10.4 million and $15.2 million in the first quarter of fiscal 2011 and 2010, respectively.
          The estimated fiscal 2011 pension plan contributions are $19.2 million and other post-retirement contributions are $1.9 million. Payments aggregating $3.8 million were made during the first quarter of fiscal 2011.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $41.2 million and $38.5 million of foreign currency trade accounts receivable as of June 30, 2010 and March 31, 2010, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Changes to the quantitative and qualitative market risks as of June 30, 2010 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010 for further information.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the

Company’s disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
     Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ii) the Company’s ability to implement and fund business strategies based on current liquidity, (iii) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (iv) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (v) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (vi) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (vii) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (viii) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (ix) the negative results of tax audits in the U.S. and Europe which could require the payment of significant cash taxes, (x) competitiveness of the battery markets in the Americas and Europe, (xi) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xii) the ability to acquire goods and services and/or fulfill later needs at budgeted costs, (xiii) general economic conditions, (xiv) the Company’s ability to successfully pass along increased material costs to its customers, and (xv) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, and (xvi) those risk factors described in the Company’s fiscal 2010 Form 10-K filed on June 2, 2010.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 11 to the Condensed Consolidated Financial Statements in this document.
Item 1A. Risk Factors
     The risk factors which were disclosed in the Company’s fiscal 2010 Form 10-K have not materially changed since we filed our fiscal 2010 Form 10-K. See Item 1A to Part I of the Company’s fiscal 2010 Form 10-K for a complete discussion of these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased (1)	Unit)	Programs	Plans or Programs

April 1 through April 30	1,947	$5.66
May 1 through May 31	3,979	$5.17
June 1 through June 30	—	—

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4. [Removed and Reserved]
     None
Item 5.Other Information
     None
Item 6. Exhibits

10.1	Employment Agreement between Exide Technologies and James R. Bolch, dated June 10, 2010, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K (file no. 001-11263) dated June 15, 2010.

10.2	10.2 Oral Agreement between Gordon A. Ulsh and Exide Technologies as of May 31, 2010.

31.1	Certification of James R. Bolch, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES
By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and Chief Financial Officer Date: August 5, 2010