Form 10-Q
period 2010-09-30
EXIDE TECHNOLOGIES
filed 2010-11-04
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 29, 2010, 76,761,189 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
NET SALES	$668,008	$631,815	$1,312,674	$1,224,669
COST OF SALES	531,280	501,909	1,055,580	988,079

Gross profit	136,728	129,906	257,094	236,590

EXPENSES:
Selling, marketing and advertising	61,188	63,801	120,707	129,119
General and administrative	44,016	46,367	86,161	89,297
Restructuring	5,196	10,431	12,090	46,097
Other (income) expense, net	(9,775)	(7,039)	1,220	(10,400)
Interest expense, net	15,161	14,817	30,144	29,536

	115,786	128,377	250,322	283,649

Income (loss) before reorganization items and income taxes	20,942	1,529	6,772	(47,059)
REORGANIZATON ITEMS, NET	865	320	1,502	875
INCOME TAX PROVISION (BENEFIT)	1,988	9,130	(3,813)	14,002

Net income (loss)	18,089	(7,921)	9,083	(61,936)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	132	68	170	26

Net income (loss) attributable to Exide Technologies	$17,957	$(7,989)	$8,913	$(61,962)

INCOME (LOSS) PER SHARE
Basic	$0.23	$(0.11)	$0.12	$(0.82)
Diluted	0.22	(0.11)	0.11	(0.82)

WEIGHTED AVERAGE SHARES
Basic	76,492	75,880	76,416	75,848
Diluted	80,603	75,880	80,634	75,848

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	September 30, 2010	March 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$77,380	$89,558
Receivables, net of allowance for doubtful accounts of $30,704 and $31,274	451,665	488,942
Inventories	472,214	418,396
Prepaid expenses and other	18,343	16,599
Deferred financing costs, net	4,963	4,944
Deferred income taxes	27,658	24,386

Total current assets	1,052,223	1,042,825

Property, plant and equipment, net	598,872	603,160

Other assets:
Goodwill and intangibles	177,490	180,428
Investments in affiliates	2,060	2,156
Deferred financing costs, net	8,218	7,316
Deferred income taxes	96,774	85,613
Other	31,497	34,728

	316,039	310,241

Total assets	$1,967,134	$1,956,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$8,127	$7,682
Current maturities of long-term debt	4,940	5,241
Accounts payable	342,071	333,532
Accrued expenses	249,890	267,374

Total current liabilities	605,028	613,829
Long-term debt	639,227	646,604
Noncurrent retirement obligations	222,736	221,248
Deferred income tax liability	28,392	23,485
Other noncurrent liabilities	107,991	103,022

Total liabilities	1,603,374	1,608,188

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 76,761 and 75,601 shares issued and outstanding	768	756
Additional paid-in capital	1,121,673	1,119,959
Accumulated deficit	(790,182)	(799,095)
Accumulated other comprehensive income	16,801	10,714

Total stockholders’ equity attributable to Exide Technologies	349,060	332,334
Noncontrolling interests	14,700	15,704

Total stockholders’ equity	363,760	348,038

Total liabilities and stockholders’ equity	$1,967,134	$1,956,226

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	September 30, 2010	September 30, 2009
Cash Flows From Operating Activities:
Net Income (loss)	$9,083	$(61,936)
Adjustments to reconcile net loss to net cash provided by operating activities—
Depreciation and amortization	41,586	45,501
Unrealized (gain) loss on warrants	(168)	202
Net loss on asset sales / impairments	1,353	6,174
Deferred income taxes	(8,815)	5,898
Provision for doubtful accounts	200	3,188
Non-cash stock compensation	3,259	5,182
Reorganization items, net	1,502	875
Amortization of deferred financing costs	2,433	2,490
Currency remeasurement loss (gain)	226	(16,860)
Changes in assets and liabilities —
Receivables	39,630	52,910
Inventories	(48,504)	16,180
Prepaid expenses and other	(1,528)	720
Payables	3,131	18,942
Accrued expenses	(22,113)	(785)
Noncurrent liabilities	2,914	(6,347)
Other, net	1,693	(8,121)

Net cash provided by operating activities	25,882	64,213

Cash Flows From Investing Activities:
Capital expenditures	(30,592)	(35,910)
Proceeds from sales of assets, net	1,301	(51)

Net cash used in investing activities	(29,291)	(35,961)

Cash Flows From Financing Activities:
Increase in short-term borrowings	894	177
Decrease in borrowings under Senior Secured Credit Facility	(7,591)	(1,501)
(Decrease) increase in other debt	(809)	8,214
Common stock issuance, financing costs, and other	249	—
Acquisition of noncontrolling interest in subsidiary	(3,395)	(1,338)

Net cash (used in) provided by financing activities	(10,652)	5,552

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,883	5,851

Net (Decrease) Increase In Cash and Cash Equivalents	(12,178)	39,655
Cash and Cash Equivalents, Beginning of Period	89,558	69,505

Cash and Cash Equivalents, End of Period	$77,380	$109,160

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period -
Interest	$23,369	$23,384
Income taxes (net of refunds)	$1,155	$(603)
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
     The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This includes accounting and disclosures related to any subsequent events occurring from the balance sheet date through the date that the financial statements were issued.
(2) STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
     The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Capital	Deficit	Income	Interests	Equity
	(In thousands)
Balance at April 1, 2010	$756	$1,119,959	$(799,095)	$10,714	$15,704	$348,038

Net Income	—	—	8,913	—	170	9,083
Defined benefit plans, net of tax of $32	—	—	—	132	—	132
Translation adjustment	—	—	—	4,250	765	5,015
Net recognition of unrealized loss on derivatives, net of tax of $606	—	—	—	1,705	—	1,705
Increase in ownership of subsidiary	—	(1,782)	—	—	(1,939)	(3,721)
Common stock issuance	12	237	—	—	—	249
Stock compensation	—	3,259	—	—	—	3,259

Balance at September 30, 2010	$768	$1,121,673	$(790,182)	$16,801	$14,700	$363,760

     Total comprehensive income (loss) and its components are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In thousands)
Net income (loss)	$18,089	$(7,921)	$9,083	$(61,936)

Defined benefit plans	(348)	32	132	2,175
Cumulative translation adjustment	24,261	11,997	5,015	32,493
Derivatives qualifying as hedges	778	(186)	1,705	420

Total comprehensive income (loss)	$42,780	$3,922	$15,935	$(26,848)

(3) ACCOUNTING FOR DERIVATIVES
     The Company uses derivative contracts to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. The Company does not enter into derivative contracts for trading or speculative purposes.
     The Company recognizes outstanding derivative instruments as assets or liabilities, based on measurements of their fair values. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive income, and subsequently recorded to earnings only as the related variability on the hedged transaction is recorded in earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in earnings immediately upon occurrence, and the classification of cash flows from these instruments is consistent with that of the transactions being hedged. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving fair value changes that offset the fair value changes of the assets or liabilities being hedged. Regardless of a derivative’s accounting designation, changes in its fair value that are not offset by fair value changes in the asset or liability being hedged are considered ineffective, and are recognized in earnings immediately.
     In February 2008, the Company entered into an interest rate swap agreement to fix the variable component of interest on $200.0 million of its floating rate long-term obligations through February 27, 2011. The rate is fixed at 3.3% per annum through the remainder of the agreement. The interest rate swap is designated as a cash-flow hedging instrument.
     The Company also enters into foreign currency forward contracts for various time periods ranging from one month to several years. The Company uses these contracts to mitigate the effect of its exposure to foreign currency remeasurement gains and losses on selected transactions that will be settled in a currency other than the functional currency of the transacting entity. Included in these instruments is a contract in the notional amount of $60.0 million to mitigate the effect of exchange rate fluctuations of a certain foreign subsidiary’s debt that is denominated in U.S. dollars, and a contract in the notional amount of approximately $58.2 million to mitigate similar foreign exchange risk on amounts owed to the Company by a foreign subsidiary that is denominated in Euros. Certain of these contracts have been designated as fair value hedging instruments. Whether or not specifically designated as a fair value hedging instrument, changes in the fair value of these currency forward contracts are recognized immediately in earnings.
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

	Balance Sheet	Fair Value As of
	Location	September 30, 2010	March 31, 2010
		(In thousands)
Asset Derivatives:
Foreign Exchange Forward	Current assets	$69	$—
Foreign Exchange Forward	Other noncurrent
	assets	—	4,034
Commodity Swap	Current assets	321	665

Liability Derivatives:
Foreign Exchange Forward	Current liabilities	$4,181	$270
Foreign Exchange Forward	Other noncurrent
	liabilities	3,748	—
Interest Rate Swap	Current liabilities	2,837	5,350

	Statement of	For the Three Months Ended		For the Six Months Ended
	Operations Location	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		(In thousands)		(In thousands)
Foreign Exchange
Forwards	Other (income)
Loss (Gain)	expense, net	$12,922	$2,168	$(2,824)	$5,514
Commodity Swap
Gain	Cost of goods sold	(185)	—	(78)	—
Interest Rate Swap
Loss	Interest expense, net	1,469	1,598	2,898	3,010
(4) INTANGIBLE ASSETS AND GOODWILL
     Goodwill and intangible assets consist of:

		Trademarks and	Trademarks and
	Goodwill	Tradenames	Tradenames
	(not subject to	(not subject to	(subject to	Customer
	amortization)	amortization)	amortization)	Relationships	Technology	Total
	(In thousands)
As of September 30, 2010
Gross Amount	$4,566	$61,626	$14,003	$115,814	$30,902	$226,911
Accumulated Amortization	—	—	(7,096)	(30,827)	(11,498)	(49,421)

Net	$4,566	$61,626	$6,907	$84,987	$19,404	$177,490

As of March 31, 2010
Gross Amount	$4,538	$61,110	$13,886	$115,175	$30,742	$225,451
Accumulated Amortization	—	—	(6,489)	(28,517)	(10,017)	(45,023)

Net	$4,538	$61,110	$7,397	$86,658	$20,725	$180,428

     Amortization of intangible assets for the first six months of fiscal 2011 and 2010 were $4.3 million and $4.4 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8.0 million to $9.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES
Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	September 30, 2010	March 31, 2010
	(In thousands)
Raw materials	$90,008	$73,337
Work-in-process	120,724	85,838
Finished goods	261,482	259,221

	$472,214	$418,396

(6) OTHER ASSETS

	September 30, 2010	March 31, 2010
	(In thousands)
Deposits (a)	$17,720	$18,981
Capitalized software, net	3,362	4,402
Long-term trade receivables	1,005	1,005
Retirement plans	5,050	1,958
Financial instruments	—	4,034
Other	4,360	4,348

	$31,497	$34,728

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.
(7) DEBT
     At September 30, 2010 and March 31, 2010, short-term borrowings of $8.1 million and $7.7 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 4.7% and 4.5% at September 30, 2010 and March 31, 2010, respectively.
     Total long-term debt consists of:

	September 30, 2010	March 31, 2010
	(In thousands)
Senior Secured Credit Facility maturing 2012	$279,712	$286,661
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	14,455	15,184

Total	644,167	651,845
Less-current maturities	4,940	5,241

Total Long-Term Debt	$639,227	$646,604

Total debt at September 30, 2010 and March 31, 2010 was $652.3 million and $659.5 million, respectively.

(8) INTEREST EXPENSE, NET
     Interest income of $0.1 million and $0.3 million, $0.3 million and $0.5 million is included in interest expense, net for the three months and six months ended September 30, 2010 and 2009, respectively.
(9) OTHER (INCOME) EXPENSE, NET
Other (income) expense, net consist of:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		(In thousands)
Net loss on asset sales / impairments	$42	$810	$1,353	$6,174
Equity (income) loss	(220)	5	(190)	40
Currency remeasurement (gain) loss (a)	(9,530)	(7,596)	226	(16,860)
(Gain) loss on revaluation of warrants (b)	(67)	(269)	(168)	202
Other	—	11	(1)	44

	$(9,775)	$(7,039)	$1,220	$(10,400)

(a)	The currency remeasurement (gain) loss relates primarily to intercompany loans to foreign subsidiaries denominated in Euros and the Australian dollar.

(b)	The warrants entitle the holders to purchase an aggregate of up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. The warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.
(10) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		(In thousands)
Components of net periodic benefit cost:

Service cost	$796	$866	$1,577	$1,685
Interest cost	8,297	9,254	16,499	18,289
Expected return on plan assets	(7,200)	(5,911)	(14,319)	(11,705)
Amortization of:
Prior service cost	2	3	5	6
Actuarial loss	265	258	530	520

Net periodic benefit cost	$2,160	$4,470	$4,292	$8,795

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		(In thousands)
Components of net periodic benefit cost:

Service cost	$45	$35	$90	$68
Interest cost	253	354	507	702
Amortization of:
Prior service cost	(122)	(96)	(245)	(192)
Actuarial loss	27	17	55	34

Net periodic benefit cost	$203	$310	$407	$612

     The estimated fiscal 2011 pension plan contributions are $19.2 million and other post-retirement contributions are $1.9 million. Payments aggregating $7.6 million were made during the six months ended September 30, 2010.
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
     Based on information available as of October 29, 2010, approximately 11.4% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
Private Party Lawsuits and other Legal Proceedings
     In 2003, the Company served notices to reject certain executory contracts with EnerSys, which the Company contends are executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company’s request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit’s mandate, the Bankruptcy Court vacated its prior orders and denied the Company’s motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys does not have enforceable rights under the Trademark License under Bankruptcy Code provisions which the Company believes are relevant to non-executory contracts. EnerSys has filed a motion to dismiss that complaint, and briefing on the motion to dismiss is ongoing. Additionally, on September 27, 2010, the Company filed a Petition for Certiorari, requesting that the U.S. Supreme Court issue a writ of certiorari to the Third Circuit Court of Appeals to review that court’s judgment. That Petition for Certiorari remains pending.
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
     The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is or may be a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws regarding 104 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid or settled its share of liability. While the Company believes it is probable it has no liability or its liability for many of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be determined in the Company’s favor. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35.0 million, as described in more detail below. The EPA has provided summaries of past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.
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

     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of September 30, 2010 and March 31, 2010, the amount of such reserves on the Company’s Condensed Consolidated Balance Sheets was approximately $31.0 million and $31.8 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
Guarantees
     At September 30, 2010, the Company had outstanding letters of credit with a face value of $53.6 million and surety bonds with a face value of $2.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at September 30, 2010, pursuant to the terms of the agreement, totaled approximately $2.2 million.
     Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2010, bank guarantees with an aggregate face value of $16.2 million were outstanding.
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
     Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2010	$36,257

Accrual for sales returns and allowances	20,438
Settlements made (in cash or credit) and currency translation	(18,359)

Balance at September 30, 2010	$38,336

(12) INCOME TAXES
     The effective tax rate for the second quarter of fiscal year 2011 and fiscal year 2010 is (72.4%) and (29.2%) respectively. The effective tax rate for the second quarter of fiscal 2011 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Spain, and France. The effective tax rate for the second quarter of fiscal 2010 was additionally impacted by the recognition of valuation allowances in Australia and Italy. The Company released its full valuation allowance in second quarter fiscal 2011 recorded in Australia and Italy after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.
     The effective tax rate for fiscal 2011 year-to-date was primarily affected by the following discrete items: The release of a valuation allowance in Australia and Italy of ($9.0) million; the benefit through a Polish adjustment to tax basis in intangibles of ($4.2) million; and the release of a liability for uncertain tax positions in Australia of ($0.9) million.
     Each quarter, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits or previously established valuation allowances should be released. This review is performed on a jurisdiction by jurisdiction basis. As global market conditions and the Company’s financial results in certain jurisdictions improve, the continued release of related valuation allowances may occur.
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
     The Company’s unrecognized tax benefits increased from $52.0 million to $53.3 million during the first six months of fiscal 2011 due primarily to the effects of foreign currency translation plus unrecognized tax benefits established during the period less unrecognized tax benefits released during the period through tax settlements. The amount, if recognized, that would affect the Company’s effective tax rate at September 30, 2010 is $21.1 million.
     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At September 30, 2010 and March 31, 2010, before any tax benefits, the Company had $3.7 million and $3.9 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
     During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company’s forecasted annual effective tax rate by $0.9 million.
(13) RESTRUCTURING
     During the first six months of fiscal 2011, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the six months ended September 30, 2010, the Company recognized restructuring charges of $12.1 million, representing $9.4 million for severance and $2.7 million for related closure costs. These charges represent consolidation efforts in the Transportation Americas, Transportation Europe and Rest of World (“ROW”), and Industrial Europe and ROW segments for approximately 206 positions.
     Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total
		(In thousands)
Balance at March 31, 2010	$19,483	$7,095	$26,578

Restructuring Charges	9,424	2,666	12,090
Payments and Currency Translation	(17,106)	(6,575)	(23,681)

Balance at September 30, 2010	$11,801	$3,186	$14,987

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
(14) EARNINGS (LOSS) PER SHARE
     The Company computes basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss), after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. For the three and six months ended September 30, 2010, market rates were below the level at which interest payments for these notes are required.
     Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic earnings (loss) per share. Basic and diluted earnings (loss) per share for the three and six months ended September 30, 2010 and 2009 are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
		(In thousands, except per share amounts)
Net income (loss) attributable to Exide Technologies	$17,957	$(7,989)	$8,913	$(61,692)

Basic weighted average shares outstanding	76,492	75,880	76,416	75,848

Effect of dilutive securities:
Floating Rate Convertible Senior Subordinated Notes	3,697	—	3,697	—
Employee stock options	350	—	393	—
Employee restricted stock awards (non-vested)	64	—	128	—

	4,111	—	4,218	—

Diluted weighted average shares outstanding	80,603	75,880	80,634	75,848

Basic earnings (loss) per share:	$0.23	$(0.11)	$0.12	$(0.82)

Diluted earnings (loss) per share:	$0.22	$(0.11)	$0.11	$(0.82)

     For the three and six months ended September 30, 2010, 2,195,053 and 2,248,524 stock options, respectively, were excluded from the diluted earnings per share calculation because their exercise prices were greater than the average market price of the related common stock for the periods, and their inclusion would be antidilutive. The remaining options were included in the treasury stock method calculation, and the resulting incremental shares were included in the calculation of diluted earnings per share. In addition, 6,725,444 warrants were outstanding for both periods, but were all excluded from the diluted earnings per share calculation because their exercise prices were greater than the market price of the related common stock for the period, and their inclusion would also be antidilutive. Due to a net loss for the three and six month periods ended September 30, 2009, certain potentially dilutive shares were excluded from the diluted loss per share calculation for those periods because their effect would be antidilutive:

As of
September 30, 2009
(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697
Employee stock options	4,040
Restricted stock awards	895
Warrants	6,725

Total shares excluded	15,357

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
     The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	September 30, 2010		March 31, 2010
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
		(In thousands)
(Liability) Asset:
Senior Secured Credit Facility	$(279,712)	$(261,975)	$(286,661)	$(264,816)
Senior Secured Notes due 2013	(290,000)	(297,250)	(290,000)	(294,350)
Convertible Senior Subordinated Notes due 2013	(60,000)	(43,050)	(60,000)	(39,150)
Interest Rate Swap (a)	(2,837)	(2,837)	(5,350)	(5,350)
Foreign Currency Forwards (a)
Asset	69	69	4,034	4,034
Liability	(7,929)	(7,929)	(270)	(270)
Commodity Swap (a)	321	321	665	665

(a)	These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:
•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 – Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.
The following table represents our financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Total	for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
September 30, 2010:
Assets:
Foreign currency forward	$69	$—	$69	$—
Commodity Swap (diesel fuel)	321	—	321	—
Liabilities:
Interest rate swap	2,837	—	2,837	—
Foreign exchange forward	7,929	—	7,929	—

March 31, 2010:
Assets:
Foreign exchange forward	$4,034	$—	$4,034	$—
Commodity Swap (diesel fuel)	665	—	665	—
Liabilities:
Interest rate swap	5,350	—	5,350	—
Foreign exchange forward	270	—	270	—
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
     The Company’s transportation batteries include starting, lighting, and ignition batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications. The market for transportation batteries includes aftermarket and OEM customers. The Company’s Industrial Energy batteries are used in the material handling industry for such applications as electric forklift trucks, floor cleaning machinery, powered wheelchairs, railroad locomotives, and mining machinery, and in a broad range of industries for back-up power applications to ensure continuous power supply and avoid temporary power failures or outage. The market for industrial energy batteries includes motive power and network power customers.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended September 30, 2010
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$227,038	$205,419	$69,888	$165,663	$—	$668,008
Gross profit	47,671	38,654	16,911	33,492	—	136,728
Expenses (a)	29,637	27,086	10,929	32,963	15,171	115,786
Income (loss) before reorganization items and income taxes	18,034	11,568	5,982	529	(15,171)	20,942
Depreciation and amortization	6,809	4,608	2,821	4,690	1,722	20,650
Restructuring expenses	309	2,140	42	2,420	285	5,196

	For the Three Months Ended September 30, 2009
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
	(In thousands)
Net sales	$224,770	$182,446	$56,559	$168,040	$—	$631,815
Gross profit	51,815	29,967	13,062	35,062	—	129,906
Expenses (a)	29,629	25,811	9,948	43,807	19,182	128,377
Income (loss) before reorganization items and income taxes	22,186	4,156	3,114	(8,745)	(19,182)	1,529
Depreciation and amortization	6,987	5,695	2,572	6,118	1,649	23,021
Restructuring expenses	769	1,124	110	7,704	724	10,431

	For the Six Months Ended September 30, 2010
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
			(In thousands)
Net sales	$454,092	$386,792	$138,379	$333,411	$—	$1,312,674
Gross profit	87,429	69,915	33,099	66,651	—	257,094
Expenses (a)	60,054	50,239	22,173	68,115	49,741	250,322
Income (loss) before reorganization items and income taxes	27,375	19,676	10,926	(1,464)	(49,741)	6,772
Depreciation and amortization	13,736	9,423	5,663	9,321	3,443	41,586
Restructuring expenses	1,744	2,666	109	6,972	599	12,090

	For the Six Months Ended September 30, 2009
	Transportation		Industrial
		Europe		Europe	Other
	Americas	and ROW	Americas	and ROW	(a)	Consolidated
			(In thousands)
Net sales	$455,566	$328,893	$116,493	$323,717	$—	$1,224,669
Gross profit	90,006	48,788	26,322	71,474	—	236,590
Expenses (a)	62,516	68,014	20,595	96,149	36,375	283,649
Income (loss) before reorganization items and income taxes	27,490	(19,226)	5,727	(24,675)	(36,375)	(47,059)
Depreciation and amortization	14,015	10,996	5,121	12,122	3,247	45,501
Restructuring expenses	4,146	19,868	169	20,857	1,057	46,097

(a)	Other includes unallocated corporate expenses, interest expense, currency remeasurement gain/loss, and gain/loss on revaluation of warrants.

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
     The Company’s transportation batteries include starting, lighting, and ignition batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications. The market for transportation batteries is divided between sales to aftermarket customers and OEMs. The Company’s Industrial Energy segments supply motive power and network power applications. Motive power batteries are used in the material handling industry for electric forklift trucks and in other industries, including those related to floor cleaning machinery, powered wheelchairs, railroad locomotives, and mining machinery. Network power batteries are used in a broad range of industries for back-up power applications to ensure continuous power supply and avoid temporary power failures or outage.
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 49.7% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 15.5% from $1,721 per metric ton for the six months ended September 30, 2009 to $1,988 per metric ton for the six months ended September 30, 2010. During the first six months of fiscal 2011, the LME lead price has increased from $2,119 per metric ton at March 31, 2010 to $2,261 per metric ton at September 30, 2010. At October 29, 2010, the quoted price on the LME was $2,436 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first six months of fiscal 2011, the exchange rate of the Euro to the U.S. Dollar has decreased 8.6% on average to $1.28 compared to $1.40 for the first six months of fiscal 2010. At September 30, 2010, the exchange rate of the Euro to the U.S, Dollar was $1.36 or 0.7% higher as compared to $1.35 at March 31, 2010. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the first six months ended September 30, 2010, approximately 54.9% of the

Company’s net sales were generated in Europe and ROW. Further, approximately 65.1% of the Company’s aggregate accounts receivable and inventory as of September 30, 2010 were held by its European subsidiaries.
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
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during the three and six months ended September 30, 2010. See Notes 3 and 7 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Second quarter of Fiscal 2011 Highlights and Outlook
     The Company’s reported results continue to be impacted in fiscal 2011 by fluctuations in the cost of materials and energy used in the manufacturing and distribution of the Company’s products.
     In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the price of spent batteries has also fluctuated. The average price of spent batteries increased approximately 22.3% in the second quarter of fiscal 2011 versus the second quarter of fiscal 2010. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.
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
     In addition to managing the impact of fluctuation in lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:

(i) Successful execution and completion of the Company’s restructuring plan and organizational realignment of divisional and corporate functions intended to result in further headcount reductions, including the acceleration of such activities in Europe as the Company integrates the two business segments under common leadership.
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
Results of Operations
Three months ended September 30, 2010 compared with three months ended September 30, 2009
     Net Sales
     Net sales were $668.0 million for the second quarter of fiscal 2011 versus $631.8 million in the second quarter of fiscal 2010. Foreign currency translation (primarily the Euro against the U.S. dollar) unfavorably impacted net sales in the second quarter of fiscal 2011 by approximately $30.2 million. Excluding the foreign currency translation impact, net sales increased by approximately $66.4 million, or 10.5% primarily the result of $45.6 million in lead related price increases combined with higher unit sales.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	September 30, 2010	September 30, 2009	TOTAL	Related	Related
		(In thousands)
Transportation
Americas	$227,038	$224,770	$2,268	$—	$2,268
Europe & ROW	205,419	182,446	22,973	(17,769)	40,742
Industrial Energy
Americas	69,888	56,559	13,329	—	13,329
Europe & ROW	165,663	168,040	(2,377)	(12,394)	10,017

TOTAL	$668,008	$631,815	$36,193	$(30,163)	$66,356

     Transportation Americas net sales were $227.0 million for the second quarter of fiscal 2011 versus $224.8 million for the second quarter of fiscal 2010. Net sales increased by $2.3 million or 1.0% due to a $9.8 million favorable impact of pricing actions related to the higher average price of lead and higher unit sales in the OEM channel, partially offset by a decline in aftermarket unit sales. Third-party lead sales for the fiscal 2011 second quarter were approximately $8.5 million lower than the fiscal 2010 second quarter.

     Transportation Europe and ROW net sales were $205.4 million for the second quarter of fiscal 2011 versus $182.5 million for the second quarter of fiscal 2010. Net sales, excluding an unfavorable impact of $17.8 million in foreign currency translation, increased by $40.7 million or 22.3% mainly due to a $20.8 million favorable lead-related pricing increase as well as an increase in aftermarket unit sales, partially offset by lower OEM unit sales as new car builds were impacted by the cessation of government sponsored scrap programs.
     Industrial Energy Americas net sales were $70.0 million for the second quarter of fiscal 2011 versus $56.6 million for the second quarter of fiscal 2010. Net sales increased by $13.3 million or 23.6% due to a $3.5 million lead-related pricing increase as well as higher unit sales in both the Motive Power and Network power markets.
     Industrial Energy Europe and ROW net sales were $165.7 million for the second quarter of fiscal 2011 versus $168.0 million for the second quarter of fiscal 2010. Net sales, excluding an unfavorable foreign currency translation impact of $12.4 million, increased $10.0 million or 6.0% due to a favorable $11.5 million lead-related pricing increase as well as higher unit sales in the Motive Power market, partially offset by lower unit sales in the Network Power market. Pricing, other than for lead, remained an issue as excess market capacity continued to result in extremely competitive market dynamics.
     Gross Profit
     Gross profit was $136.7 million in the second quarter of fiscal 2011 versus $129.9 million in the second quarter of fiscal 2010. Gross margin was essentially flat at 20.5% in the second quarter of fiscal 2011 versus 20.6% in the second quarter of fiscal 2010. Gross profit was favorably impacted by higher unit sales. Foreign currency translation unfavorably impacted gross profit in the second quarter of fiscal 2011 by $5.3 million. Lead-related pricing negatively impacted second quarter of fiscal 2011 gross margin by approximately 150 basis points.

	For the Three Months Ended
	September 30, 2010		September 30, 2009		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
				(In thousands)
Transportation
Americas	$47,671	21.0%	$51,815	23.1%	$(4,144)	$—	$(4,144)
Europe & ROW	38,654	18.8%	29,967	16.4%	8,687	(3,104)	11,791
Industrial Energy
Americas	16,911	24.2%	13,062	23.1%	3,849	—	3,849
Europe & ROW	33,492	20.2%	35,062	20.9%	(1,570)	(2,154)	584

TOTAL	$136,728	20.5%	$129,906	20.6%	$6,822	$(5,258)	$12,080

     Transportation Americas gross profit was $47.7 million or 21.0% of net sales in the second quarter of fiscal 2011 versus $51.8 million or 23.1% of net sales in the second quarter of fiscal 2010. The decrease in gross profit is primarily due to lower unit sales in the aftermarket channel combined with higher spent battery cost, partially offset by higher OEM unit sales. Lower third-party lead sales also negatively impacted margins.
     Transportation Europe and ROW gross profit was $38.7 million or 18.8% of net sales in the second quarter of fiscal 2011 versus $30.0 million or 16.4% of net sales in the second quarter of fiscal 2010. Gross profit, excluding an unfavorable foreign currency translation impact of $3.1 million, increased $11.8 million primarily due to higher unit sales in the aftermarket channel and favorable pricing, partially offset by lower OEM unit sales.
     Industrial Energy Americas gross profit was $16.9 million or 24.2% of net sales in the second quarter of fiscal 2011 versus $13.1 million or 23.1% of net sales in the second quarter of fiscal 2010. The increase in gross profit was primarily due to higher overall unit sales.
     Industrial Energy Europe and ROW gross profit was $33.5 million or 20.2% of net sales in the second quarter of fiscal 2011 versus $35.1 million or 20.9% of net sales in the second quarter of fiscal 2010. Gross profit, excluding an unfavorable foreign currency translation impact of $2.2 million, increased $0.6 million primarily due to higher motive power unit sales and improved manufacturing efficiencies, partially offset by lower network power unit sales and aggressive pricing.
     Expenses
Total expenses were $115.8 million in the second quarter of fiscal 2011 versus $128.4 million in the second quarter of fiscal 2010, and were impacted by the following items:

•	Selling, marketing, and advertising expenses decreased $2.6 million, to $61.2 million in the second quarter of fiscal 2011 from $63.8 million in the second quarter of fiscal 2010 due in part to a favorable foreign currency translation of $2.0 million. Excluding the foreign currency translation impact, the expenses decreased by $0.6 million.

•	General and administrative expenses decreased $2.4 million to $44.0 million in the second quarter of fiscal 2011 from $46.4 million in the second quarter of fiscal 2010. The decrease included a favorable foreign currency translation impact of $1.4 million. Excluding the foreign currency translation impact, the expenses in the second quarter of fiscal 2011 decreased by $1.0 million primarily due to savings from head count reductions.

•	Restructuring expenses decreased $5.2 million to $5.2 million in the second quarter of fiscal 2011 from $10.4 million in the second quarter of fiscal 2010. This decrease primarily related to fiscal 2010 restructuring activities, principally the closure of the Over Hulton, U.K. industrial energy battery plant.

•	Other income was $9.8 million in the second quarter of fiscal 2011 versus $7.0 million in the second quarter of fiscal 2010. The net change was primarily due to increased currency remeasurement gains of approximately $2.0 million.

•	Interest expense increased $0.4 million to $15.2 million in the second quarter of fiscal 2011 from $14.8 million in the second quarter of fiscal 2010.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	September 30, 2010	September 30, 2009	TOTAL	Related	Related
		(In thousands)
Transportation
Americas	$29,637	$29,629	$(8)	$—	$(8)
Europe & ROW	27,086	25,811	(1,275)	1,971	(3,246)
Industrial Energy
Americas	10,929	9,948	(981)	—	(981)
Europe & ROW	32,963	43,807	10,844	2,799	8,045

Unallocated expenses	15,171	19,182	4,011	1,101	2,910

TOTAL	$115,786	$128,377	$12,591	$5,871	$6,720

     Transportation Americas expenses were essentially flat at $29.6 million in the second quarter of fiscal 2011 versus the second quarter of fiscal 2010.
     Transportation Europe and ROW expenses were $27.1 million in the second quarter of fiscal 2011 versus $25.8 million in the second quarter of fiscal 2010. Foreign currency translation favorably impacted expenses in the second quarter of fiscal 2011 by approximately $2.0 million. Excluding the foreign currency translation impact, expenses increased by $3.2 million primarily due to restructuring activities.
     Industrial Energy Americas expenses were $10.9 million in the second quarter of fiscal 2011 versus $10.0 million in the second quarter of fiscal 2010. The increase in expenses was primarily due to higher selling and marketing costs related to the increase in sales as well as higher costs related to new product engineering initiatives.
     Industrial Energy Europe and ROW expenses were $33.0 million in the second quarter of fiscal 2011 versus $43.8 million in the second quarter of fiscal 2010. Excluding a favorable foreign currency translation impact of approximately $2.8 million, expenses decreased by $8.0 million, primarily due to $5.3 million in lower restructuring expenses related to the closure of the U.K. battery plant in the prior year quarter, as well as lower selling, marketing and advertising expenses, as well as general and administrative expenses.
     Unallocated corporate expenses were $15.2 million in the second quarter of fiscal 2011 versus $19.2 million in the second quarter of fiscal 2010:

	For the Three Months Ended		FAVORABLE
	September 30, 2010	September 30, 2009	(UNFAVORABLE)
		(In thousands)
Corporate expenses	$9,588	$11,376	$1,788
Restructuring	285	724	439
Other (income) expense:
Currency remeasurement gain	(9,796)	(7,484)	2,312
Gain on revaluation of warrants	(67)	(269)	(202)
Other	—	18	18
Interest, net	15,161	14,817	(344)

TOTAL	$15,171	$19,182	$4,011

     Foreign currency translation favorably impacted unallocated expenses by $1.1 million in the second quarter of fiscal 2011.
     Income Taxes

	For the Three Months Ended
	September 30, 2010	September 30, 2009
	(In thousands)
Pre-tax income (loss)	$20,077	$1,209
Income tax provision	1,988	9,130

Effective tax rate	9.9%	755.2%
     The effective tax rate for the second quarter of fiscal 2011 and fiscal 2010 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Spain, and France. The effective tax rate for the second quarter of fiscal 2010 was additionally impacted by the recognition of valuation allowances in Australia and Italy. The Company released its full valuation allowance in second quarter fiscal 2011 recorded in Australia and Italy after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.
     The effective tax rate for the second quarter of fiscal 2011 was primarily affected by the discrete release of valuation allowance in Australia and Italy of ($9.0) million and the discrete release of liability for uncertain tax positions in Australia of ($0.9) million. The effective tax rate for second quarter of fiscal year 2010 was also impacted by the reduction of ($8.0) million in valuation allowances on current period tax benefits generated primarily in United Kingdom, France, Spain, Italy, and Australia.
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
Six months ended September 30, 2010 compared with six months ended September 30, 2009
Net Sales
     Net sales were $1.31 billion in the first half of fiscal 2011 versus $1.22 billion in the first half of fiscal 2010. Foreign currency translation unfavorably impacted net sales in the first half of fiscal 2011 by approximately $44.7 million. Excluding the foreign currency translation impact, net sales increased by approximately $132.7 million, or 10.8% primarily as a result of $102.5 million in lead related price increases as well as higher unit sales as most of the Company’s markets continue to enjoy modest economic recovery.

			FAVORABLE / (UNFAVORABLE)
	For the Six Months Ended			Currency	Non-Currency
	September 30, 2010	September 30, 2009	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$454,092	$455,566	$(1,474)	$—	$(1,474)
Europe & ROW	386,792	328,893	57,899	(25,644)	83,543
Industrial Energy
Americas	138,379	116,493	21,886	—	21,886
Europe & ROW	333,411	323,717	9,694	(19,041)	28,735

TOTAL	$1,312,674	$1,224,669	$88,005	$(44,685)	$132,690

     Transportation Americas net sales were $454.1 million in the first half of fiscal 2011 versus $455.6 million in the first half of fiscal 2010. Net sales were $1.5 million or 0.3% lower due to a decline in aftermarket unit sales and third-party lead sales, substantially offset by an increase in OEM unit sales combined with lead-related price increases.
     Transportation Europe and ROW net sales were $386.8 million in the first half of fiscal 2011 versus $328.9 million in the first half of fiscal 2010. Foreign currency translation unfavorably impacted the first half of fiscal 2011 by approximately $25.6 million. Excluding the impact of foreign currency translation, net sales increased by approximately $83.5 million, or 25.4% primarily due to a $46.5 million impact of lead-related pricing actions as well as higher unit sales in both the aftermarket and OEM channels.
     Industrial Energy Americas net sales in the first half of fiscal 2011 were $138.4 million versus $116.5 million in the first half of fiscal 2010. Net sales were $21.9 million or 18.8% higher due to $8.4 million of lead-related pricing actions as well as higher unit sales in both the motive power and network power markets.
     Industrial Energy Europe and ROW net sales in the first half of fiscal 2011 were $333.4 million versus $323.7 million in the first half of fiscal 2010. Foreign currency translation unfavorably impacted net sales in the first half of fiscal 2011 by approximately $19.0 million. Excluding the impact of foreign currency translation, net sales increased by approximately $28.7 million or 8.9% primarily due to $34.1 million of lead-related pricing actions as well as higher motive power unit sales, partially offset by lower network power unit sales and continued aggressive non-lead related price reductions.
Gross Profit
     Gross profit was $257.1 million, or 19.6% of net sales in the first half of fiscal 2011 versus $236.6 million, or 19.3% of net sales in the first half of fiscal 2010. Foreign currency translation unfavorably impacted gross profit in the first half of fiscal 2011 by approximately $6.7 million. Gross profit was favorably impacted by higher unit sales as well as improved manufacturing efficiencies.

	For the Six Months Ended
	September 30, 2010		September 30, 2009		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$87,429	19.3%	$90,006	19.8%	$(2,577)	$—	$(2,577)
Europe & ROW	69,915	18.1%	48,788	14.8%	21,127	(4,182)	25,309
Industrial Energy
Americas	33,099	23.9%	26,322	22.6%	6,777	—	6,777
Europe & ROW	66,651	20.0%	71,474	22.1%	(4,823)	(2,563)	(2,260)

TOTAL	$257,094	19.6%	$236,590	19.3%	$20,504	$(6,745)	$27,249

     Transportation Americas gross profit was $87.4 million, or 19.3% of net sales in the first half of fiscal 2011 versus $90.0 million, or 19.8% of net sales in the first half of fiscal 2010. The decrease in gross profit is primarily due to lower unit sales in the aftermarket channel combined with higher spent battery cost, partially offset by slightly higher OEM unit sales.
     Transportation Europe and ROW gross profit was $69.9 million, or 18.1% of net sales in the first half of fiscal 2011 versus $48.8 million, or 14.8% of net sales in the first half of fiscal 2010. Foreign currency translation unfavorably impacted gross profit in the first half of fiscal 2011 by approximately $4.2 million. Excluding the foreign currency translation impact, gross profit increased by approximately $25.3 million primarily as a result of higher unit sales in both the aftermarket and OEM channels.

     Industrial Energy Americas gross profit was $33.1 million or 23.9% of net sales in the first half of fiscal 2011 versus $26.3 million or 22.6% of net sales in the first half of fiscal 2010. The increase was primarily due to higher unit sales in both the motive power and network power markets as well as improved manufacturing efficiencies.
     Industrial Energy Europe and ROW gross profit was $66.7 million or 20.0% of net sales in the first half of fiscal 2011 versus $71.5 million or 22.1% of net sales in the first half of fiscal 2010. Foreign currency translation unfavorably impacted gross profit in the first half of fiscal 2011 by approximately $2.6 million. Excluding foreign currency translation, gross profit decreased by $2.3 million primarily as a result of lower network power unit sales and lower general pricing, partially offset by higher motive power unit sales and improved manufacturing efficiencies.
Expenses
     Total expenses were $250.3 million in the first half of fiscal 2011 versus $283.6 million in the first half of fiscal 2010, and were primarily impacted by the following items:
•	Selling, marketing, and advertising decreased $8.4 million, to $120.7 million in the first half of fiscal 2011 from $129.1 million in the first half of fiscal 2010. Foreign currency translation favorably impacted selling, marketing, and advertising costs in the first half of fiscal 2011 by approximately $2.4 million. The remaining decrease was due primarily to decreases in sales commissions, and other spending controls.

•	General and administrative decreased $3.1 million, to $86.2 million in the first half of fiscal 2011 from $89.3 million in the first half of fiscal 2010. Foreign currency translation favorably impacted general and administrative costs in the first half of fiscal 2011 by approximately $2.2 million. The remaining decrease was primarily due to savings from headcount reductions.

•	Restructuring decreased $34.0 million, to $12.1 million in the first half of fiscal 2011 from $46.1 million in the first half of fiscal 2010. This decrease primarily related to fiscal 2010 restructuring activities, principally the closure of the Auxerre, France transportation battery plant and the Over Hulton, U.K. industrial energy battery plant.

•	Other expense (income) was $1.2 million in the first half of fiscal 2011 versus ($10.4) million in the first half of fiscal 2010. The change is primarily due to a currency remeasurement loss of $0.2 million in the first half of fiscal 2011 compared with a $16.9 million gain in the first half of fiscal 2010.

•	Interest expense increased $0.6 million, to $30.1 million in the first half of fiscal 2011 from $29.5 million in the first half of fiscal 2010.

•	Foreign currency translation favorably impacted expenses by $9.1 million in the first half of fiscal 2011.

			FAVORABLE / (UNFAVORABLE)
	For the Six Months Ended			Currency	Non-Currency
	September 30, 2010	September 30, 2009	TOTAL	Related	Related
	(In thousands)
Transportation
Americas	$60,054	$62,516	$2,462	$—	$2,462
Europe & ROW	50,239	68,014	17,775	2,759	15,016
Industrial Energy
Americas	22,173	20,595	(1,578)	—	(1,578)
Europe & ROW	68,115	96,149	28,034	4,803	23,231

Unallocated expenses	49,741	36,375	(13,366)	1,577	(14,943)

TOTAL	$250,322	$283,649	$33,327	$9,139	$24,188

     Transportation Americas expenses were $60.1 million in the first half of fiscal 2011 versus $62.5 million in the first half of fiscal 2010. The decrease in expenses was primarily due to lower restructuring expenses.
     Transportation Europe and ROW expenses were $50.2 million in the first half of fiscal 2011 versus $68.0 million in the first half of fiscal 2010. Foreign currency translation favorably impacted expenses in the first half of fiscal 2011 by approximately $2.8 million. Excluding the impact of foreign currency translation, expenses decreased by $15.0 million primarily due to $17.2 million lower restructuring expenses primarily related to the closure of the Auxerre, France battery plant in the fiscal 2010 period, partially offset by increased costs related to new product engineering initiatives.
     Industrial Energy Americas expenses were $22.2 million in the first half of fiscal 2011 versus $20.6 million in the first half of fiscal 2010. The increase in expenses was primarily due to higher selling and marketing costs related to the increase in sales as well as higher costs related to new product engineering initiatives.
     Industrial Energy Europe and ROW expenses were $68.1 million in the first half of fiscal 2011 versus $96.1 million in the first half of fiscal 2010. Expenses, excluding a favorable foreign currency translation impact of $4.8 million, decreased by $23.2 million primarily due to $13.9 million in lower restructuring and $5.8 million of asset impairment expenses related to the closure of the U.K. battery plant in the fiscal 2010 period, as well as lower selling and marketing and general and administrative expenses.
     Unallocated expenses were $49.7 million in the first half of fiscal 2011 versus $36.4 million in the first half of fiscal 2010:

	For the Six Months Ended		FAVORABLE
	September 30, 2010	September 30, 2009	(UNFAVORABLE)
	(In thousands)
Corporate expenses	$18,917	$21,684	$2,767
Restructuring	599	1,057	458
Other (income) expense:
Currency remeasurement loss (gain)	250	(16,167)	(16,417)
(Gain) loss on revaluation of warrants	(168)	202	370
Other	(1)	62	63
Interest, net	30,144	29,537	(607)

TOTAL	$49,741	$36,375	$(13,366)

     Foreign currency translation favorably impacted unallocated expenses by $1.6 million in the first half of fiscal 2011.
Income Taxes

	For the Six Months Ended
	September 30, 2010	September 30, 2009
	(In thousands)
Pre-tax (loss) income	$5,270	$(47,934)
Income tax (benefit) provision	(3,813)	14,002

Effective tax rate	-72.4%	-29.2%
     The effective tax rate for the half of fiscal year 2011 and fiscal year 2010 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Spain, and France. The effective tax rate for the first half of fiscal 2010 was additionally impacted by the recognition of valuation allowances in Australia and Italy. The Company released its full valuation allowance in second quarter fiscal 2011 recorded in Australia and Italy after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.
     The effective tax rate for the first half of fiscal 2011 was primarily affected by the following discrete items: The release of valuation allowance in Australia and Italy ($9.0) million; the benefit through a Polish adjustment to tax basis in intangibles of ($4.2) million; and release of liability for uncertain tax positions in Australia ($0.9) million. The effective tax rate for the first half of fiscal 2010 was impacted by the recognition of valuation allowance of $11.7 million on current period tax benefits generated primarily in the United Kingdom, France, Spain, Italy, and Australia. The Company is also subject to tax audits by governmental authorities in the U.S. and in non-U.S. jurisdictions.

Liquidity and Capital Resources
     As of September 30, 2010, the Company had cash and cash equivalents of $77.4 million and availability under the Company’s revolving senior secured credit facility (“Revolving Loan Facility”) of $126.6 million. This compared to cash and cash equivalents of $89.6 million and availability under the Revolving Loan Facility of $124.6 million as of March 31, 2010.
     In August 2010, the Company postponed its previously announced offering of up to $675 million aggregate principal amount of senior secured notes due to adverse capital market conditions. The Company will continue to monitor capital market conditions and may refinance existing indebtedness in the future. The Company currently has no significant debt maturities until May 2012 for the Term Debt and September 2013 for the Senior Notes.
The Credit Agreement
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
The Senior Notes
     In March 2005, the Company issued $290.0 million in aggregate principal amount of 10.5% senior secured notes due 2013. Interest of $15.2 million is payable semi-annually on March 15 and September 15. The 10.5% senior secured notes are redeemable at the option of the Company, in whole or in part, on or after March 15, 2010, at 102.625% of the principal amount, plus accrued interest, declining to 100% of the principal amount, plus accrued interest on or after March 15, 2011. The 10.5% senior secured notes were redeemable at the option of the Company, in whole or in part, subject to payment of a make whole premium, at any time prior to March 15, 2009. In the event of a change of control or the sale of certain assets, the Company may be required to offer to purchase the 10.5% senior secured notes from the note holders. Those notes are secured by a junior priority lien on the assets of the U.S. parent company, including the stock of its subsidiaries. The Indenture for these notes contains financial covenants which limit the ability of the Company and its subsidiaries to among other things incur debt, grant liens, pay dividends, invest in non-subsidiaries, engage in related party transactions and sell assets. Under the Indenture, proceeds from asset sales (to the extent in excess of a $5.0 million threshold) must be applied to offer to repurchase notes to the extent such proceeds exceed $20.0 million in the aggregate and are not applied within 365 days to (i) retire senior secured credit agreement borrowings or (ii) to make investments or capital expenditures.
The Convertible Notes
     Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at September 30, 2010 and March 31, 2010 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At September 30, 2010, the Company was in compliance with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At September 30, 2010, the Company had outstanding letters of credit with a face value of $53.6 million and surety bonds with a face value of $2.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at September 30, 2010, pursuant to the terms of the agreement, was $2.2 million.
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
     Cash flows provided by operating activities were $25.9 million and $64.2 million in the first six months of fiscal 2011 and fiscal 2010, respectively. The operating cash flows decreased primarily due to increases in customer demand versus the prior year period related to inventory building in preparation for the selling season.

     Total debt at September 30, 2010 was $652.3 million, as compared to $659.5 million at March 31, 2010. See Note 7 to the Condensed Consolidated Financial Statements for the composition of such debt.
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
     Cash (used in) provided by financing activities was ($10.7) million and $5.6 million in the first six months of fiscal 2011 and fiscal 2010, respectively. This decrease relates primarily to increased payments under the Company’s Credit Agreement and increased ownership interests in certain subsidiaries not wholly owned.
     The Company believes that it will have ongoing liquidity to support its operational restructuring programs during the remainder of fiscal 2011, which include, among other things, payment of remaining accrued restructuring costs of approximately $15.0 million as of September 30, 2010. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.
     Capital expenditures were $30.6 million and $35.9 million in the first six months of fiscal 2011 and 2010, respectively.
     The estimated fiscal 2011 pension plan contributions are $19.2 million and other post-retirement contributions are $1.9 million. Payments aggregating $7.6 million were made during the first half of fiscal 2011.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $59.1 million and $38.5 million of foreign currency trade accounts receivable as of September 30, 2010 and March 31, 2010, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Changes to the quantitative and qualitative market risks as of September 30, 2010 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for further information.

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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Except for historical information, this report may be deemed to contain “forward-looking” statements. The Company includes this cautionary statement for the express purpose of availing itself of the protection afforded by the Private Securities Litigation Reform Act of 1995.
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
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ii) the Company’s ability to implement and fund business strategies based on current liquidity, (iii) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to the Company’s restructuring activities, (iv) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (v) unseasonable weather (warm winters and cool summers), which could adversely affect demand for automotive and some industrial batteries, (vi) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as impose significant interest and financing costs, (vii) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (viii) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (ix) the negative results of tax audits in the U.S. and Europe, (x) competitiveness of the battery markets in the Americas and Europe, (xi) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations, and possible terrorist attacks against U.S. interests, (xii) the ability to acquire goods and services and/or to fulfill later needs at budgeted costs, (xiii) general economic conditions (xiv) the Company’s ability to successfully pass along increased material costs to the Company’s customers, (xv) recently adopted U.S. lead emissions standards and the implementation of such standards, and (xvi) those risk factors described in the Company’s fiscal 2010 Form 10-K filed on June 2, 2010.
The Company cautions each reader of this report to carefully consider those factors set forth above. Such factors have, in some instances, affected and in the future could affect the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Item 1A. Risk Factors
     The risk factors have not materially changed since we filed our fiscal 2010 Form 10-K for the year ended March 31, 2010. See Item 1A to Part I of the Company’s fiscal 2010 Form 10-K for a complete discussion of these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased (1)	Unit)	Programs	Plans or Programs
July 1 through July 31	176	$5.76	—	—
August 1 through August 31	208	$6.05	—	—
September 1 through September 30	8,021	$4.76	—	—

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4. [Removed and Reserved]
     None
Item 5. Other Information
     None
Item 6. Exhibits

10.1	Agreement between Exide Technologies and Edward R. Tetreault, dated September 18, 2010.

10.2	Release, Settlement and Income Protection Agreement between Exide Technologies and George S. Jones, Jr., dated October 21, 2010.

10.3	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Gordon A. Ulsh.

31.1	Certification of James R. Bolch, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES
By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and Chief Financial Officer

Date: November 4, 2010