Form 10-K/A
period 2010-03-31
EXIDE TECHNOLOGIES
filed 2011-01-07
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
FORM 10-K/A
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
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

INDEX TO EXHIBITS
SIGNATURES
EX-10.57
EX-31.1
EX-31.2

EXPLANATORY NOTE
     Exide Technologies (the “Company”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as originally filed on June 2, 2010, with the Securities and Exchange Commission (“Form 10-K”) solely for the purposes of (a) refiling Exhibit 10.57 to the Form 10-K in connection with requests for confidential treatment related to such exhibit, (b) adding incorporation by reference language into the Index to Exhibits for Exhibits 10.47, 10.48, 10.49, 10.50, and 10.51 and (c) noting, in a footnote to the Index to Exhibits to this Amendment No. 1, a typographical error contained in Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, which is incorporated by reference hereto.
     Except as described above, no changes have been made to the Form 10-K, and this Amendment No. 1 does not amend, update or change the financial statements or any other items or disclosures in the Form 10-K.

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

4.9
Rights Agreement, dated as of December 6, 2008, by end between the Company and American Stock Transfer Trust Company, LLC, incorporated by reference to Exhibit 4.1 to the Registration Statement in Form 8-A (file no. 001-11263) dated December 8, 2008.

4.10
First Amendment to Credit Agreement, dated as of September 30, 2009, among the Company, each Domestic Subsidiary, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of The Netherlands, the Lenders party hereto and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated November 5, 2009.

4.11
Second Amendment to Credit Agreement, dated as of November 12, 2009, among the Company, each Domestic Subsidiary, Exide Global Holding Netherlands C.V., a limited partnership organized under the laws of The Netherlands, the Lenders party hereto and Deutsche Bank AG New York Branch, as

Administrative Agent, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated February 3, 2010.

†10.30	Form of Indemnity Agreement, dated February 27, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 2, 2006.

†10.31	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 27, 2007.

†10.32	Form of Exide Technologies Employee Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.

†10.33	Form of Exide Technologies Employee Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.

†10.34	Form of Non-Employee Director Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.

†10.35	Form of Non-Employee Director Stock Option Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.

10.36
Standby Purchase Agreement between Exide Technologies and Tontine Capital Partners, L.P., and Legg Mason Investment Trust, Inc., dated August 28, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated August 28, 2007.

†10.37
Exide Technologies’ 2004 Stock Incentive Plan, as amended and restated effective August 22, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q (file no. 001-11263) dated November 8, 2007.

†10.38
Amended and Restated Employment Agreement of Gordon A. Ulsh, dated January 31, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 6, 2008.

†10.39
Letter dated January 28, 2009, amending the Amended and Restated Employment Agreement of Gordon A. Ulsh, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 2, 2009.

†10.40
Amendment to Stock Option Award Agreement between Exide Technologies and Gordon A. Ulsh, dated February 18, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 20, 2008.

†10.41
Amendment to Stock Option Award Agreement between Exide Technologies and Edward J. O’Leary, dated February 18, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 20, 2008.

†10.42
Amendment to Stock Option Award Agreement between Exide Technologies and Mitchell S. Bregman, dated February 18, 2008, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 20, 2008.

†10.43
Amendment to Stock Option Award Agreement between Exide Technologies and Phillip A. Damaska, dated February 18, 2008, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 20, 2008.

†10.44
Performance Unit Award Agreement, dated as of May 15, 2008, by and between the Company and Gordon A. Ulsh, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated August 6, 2008. #

†10.45	Consulting Services Agreement between Exide Technologies and Joel M. Campbell, dated January 28, 2009.

†10.46	Fiscal 2010 Short Term Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 25, 2009.

†10.47
Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Gordon A. Ulsh , incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated November 4, 2010.^

†10.48
Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Mitchell S. Bregman, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated August 6, 2009.#

†10.49
Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Phillip A. Damaska, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated August 6, 2009.#

†10.50
Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Barbara A. Hatcher, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated August 6, 2009.#

†10.51	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Edward J. O’Leary, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on

Form 10-Q (file no. 001-11263) dated August 6, 2009.#

†10.52	Exide Technologies 2009 Stock Incentive Plan, incorporated by reference to the Company’s Report on Form 8-K (file no. 001-11263) dated September 21, 2009

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

†+10.55	Form of Performance Share Award Agreement. #

†10.56	Form of Restricted Stock Award Agreement incorporated by reference to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010.

*10.57	Supply Agreement between Daramic, LLC and Exide Technologies, dated January 17, 2010.#

+21	Subsidiaries of the Company.

+23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of James R. Bolch, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

†	Management contract or compensatory plan or arrangement.

#	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

^	This exhibit, incorporated herein by reference, erroneously includes a legend stating that confidential information has been redacted and separately filed with the Securities and Exchange Commission. No such material has been redacted from this exhibit.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.
Date: January 7, 2011

EXIDE TECHNOLOGIES
By:	/s/ James R. Bolch
	Name:	James R. Bolch
	Title:	President and Chief Executive Officer

By:	/s/ Phillip A. Damaska
	Name:	Phillip A. Damaska
	Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Louis E. Martinez
	Name:	Louis E. Martinez
	Title:	Vice President, Corporate Controller, and Chief Accounting Officer