Form 10-Q
period 2010-12-31
EXIDE TECHNOLOGIES
filed 2011-02-07
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
     As of January 28, 2011, 77,401,457 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net sales	$800,296	$746,472	$2,112,970	$1,971,141
Cost of sales	634,697	588,274	1,690,277	1,576,353

Gross profit	165,599	158,198	422,693	394,788

Selling and administrative expenses	111,866	110,011	318,734	328,429
Restructuring and impairments, net	4,081	11,624	17,524	63,895

Operating income	49,652	36,563	86,435	2,464

Other income, net	(3,480)	(1,248)	(2,111)	(16,949)
Interest expense, net	15,298	15,266	45,441	44,803

Income (loss) before income taxes	37,834	22,545	43,105	(25,390)
Income tax provision	6,613	12,524	2,800	26,526

Net income (loss)	31,221	10,021	40,305	(51,916)
Net income attributable to noncontrolling interests	11	249	181	275

Net income (loss) attributable to Exide Technologies	$31,210	$9,772	$40,124	$(52,191)

Earnings (loss) per share
Basic	$0.41	$0.13	$0.52	$(0.69)

Diluted	$0.38	$0.12	$0.50	$(0.69)

Weighted average shares
Basic	76,675	76,028	76,508	75,923

Diluted	81,479	80,792	80,893	75,923

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	December 31, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$92,339	$89,558
Accounts receivable, net	504,369	488,942
Inventories, net	457,107	418,396
Prepaid expenses and other current assets	28,703	21,543
Deferred income taxes	28,019	24,386

Total current assets	1,110,537	1,042,825

Property, plant and equipment, net	591,172	603,160

Other assets:
Goodwill and intangibles, net	174,850	180,428
Deferred income taxes	90,814	85,613
Other noncurrent assets	38,477	44,200

	304,141	310,241

Total assets	$2,005,850	$1,956,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$7,857	$7,682
Current maturities of long-term debt	4,839	5,241
Accounts payable	364,314	333,532
Accrued expenses	256,754	267,374

Total current liabilities	633,764	613,829
Long-term debt	635,857	646,604
Noncurrent retirement obligations	218,083	221,248
Deferred income taxes	27,607	23,485
Other noncurrent liabilities	105,099	103,022

Total liabilities	1,620,410	1,608,188

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 77,005 and 75,601 shares issued and outstanding	770	756
Additional paid-in capital	1,126,190	1,119,959
Accumulated deficit	(758,971)	(799,095)
Accumulated other comprehensive income	16,619	10,714

Total stockholders’ equity attributable to Exide Technologies	384,608	332,334
Noncontrolling interests	832	15,704

Total stockholders’ equity	385,440	348,038

Total liabilities and stockholders’ equity	$2,005,850	$1,956,226

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	December 31, 2010	December 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$40,305	$(51,916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	62,998	67,357
Unrealized gain on warrants	(168)	(538)
Asset sales / impairments, net	(856)	8,474
Deferred income taxes	(4,174)	9,297
Provision for doubtful accounts	(170)	4,165
Non-cash stock compensation	5,345	8,371
Amortization of deferred financing costs	3,711	3,760
Currency remeasurement gain	(4,036)	(17,158)
Changes in assets and liabilities —
Receivables	(16,650)	14,793
Inventories	(35,088)	7,127
Other current assets	(7,047)	2,620
Payables	28,838	43,195
Accrued expenses	(6,714)	(3,599)
Other noncurrent liabilities	(248)	(3,969)
Other, net	(1,352)	(10,501)

Net cash provided by operating activities	64,694	81,478

Cash Flows From Investing Activities:
Capital expenditures	(52,401)	(58,556)
Proceeds from sales of assets, net	10,635	805

Net cash used in investing activities	(41,766)	(57,751)

Cash Flows From Financing Activities:
Increase in short-term borrowings, net	1,106	1,514
Decrease in borrowings under Senior Secured Credit Facility	(8,302)	(2,266)
(Decrease) increase in other debt	(1,442)	7,480
Acquisition of noncontrolling interests / other	(14,924)	(1,651)

Net cash (used in) provided by financing activities	(23,562)	5,077

Effect of exchange rate changes on cash and cash equivalents	3,415	5,200

Net increase in cash and cash equivalents	2,781	34,004
Cash and cash equivalents, beginning of period	89,558	69,505

Cash and cash equivalents, end of period	$92,339	$103,509

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period -
Interest	$27,747	$27,754
Income taxes (net of refunds)	$7,153	$2,986
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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
     The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This includes accounting and disclosures related to any subsequent event occurring from the balance sheet date through the date that the financial statements were issued.
(2) STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
          The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Capital	Deficit	Income	Interests	Equity
	(In thousands)
Balance at April 1, 2010	$756	$1,119,959	$(799,095)	$10,714	$15,704	$348,038

Net Income	—	—	40,124	—	181	40,305
Defined benefit plans, net of tax of $4	—	—	—	476	—	476
Translation adjustment	—	—	—	2,651	(155)	2,496
Net recognition of unrealized loss on derivatives, net of tax of $987	—	—	—	2,778	—	2,778
Increase in ownership of subsidiary	—	978	—	—	(14,898)	(13,920)
Common stock issuance and other	14	(92)	—	—	—	(78)
Stock compensation	—	5,345	—	—	—	5,345

Balance at December 31, 2010	$770	$1,126,190	$(758,971)	$16,619	$832	$385,440

Total comprehensive income (loss) and its components are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(In thousands)
Net income (loss)	$31,221	$10,021	$40,305	$(51,916)

Defined benefit plans	344	7	476	2,181
Cumulative translation adjustment	(2,519)	(1,835)	2,496	29,272
Derivatives qualifying as hedges	1,073	441	2,778	861

Total comprehensive income (loss)	$30,119	$8,634	$46,055	$(19,602)

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
     The Company also enters into foreign currency forward contracts for various time periods ranging from one month to several years. The Company uses these contracts to mitigate the effect of its exposure to foreign currency remeasurement gains and losses on selected transactions that will be settled in a currency other than the functional currency of the transacting entity. Included in these instruments is a contract in the notional amount of $60.0 million to mitigate the effect of exchange rate fluctuations of a certain foreign subsidiary’s debt that is denominated in U.S. dollars, and a contract in the notional amount of approximately $63.0 million to mitigate similar foreign exchange risk on amounts owed to the Company by a foreign subsidiary that is denominated in Euros. Certain of these contracts have been designated as fair value hedging instruments. Whether or not specifically designated as a fair value hedging instrument, changes in the fair value of these currency forward contracts are recognized immediately in earnings.
     The following tables set forth information on the presentation of these derivative instruments in the Company’s Condensed Consolidated Financial Statements:

		Fair Value As of
	Balance Sheet	December 31, 2010	March 31, 2010
		(In thousands)
Asset Derivatives:
Foreign exchange forward	Current assets	$3	$—
Commodity swap	Current assets	572	665
Foreign exchange forward	Noncurrent assets	—	4,034

Liability Derivatives:
Foreign exchange forward	Current liabilities	$668	$270
Interest rate swap	Current liabilities	1,296	5,350
Foreign exchange forward	Noncurrent liabilities	2,816	—

		For the Three Months Ended		For the Nine Months Ended
	Statement of Operations	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
		(In thousands)		(In thousands)
Foreign Exchange Forwards (Gain) loss	Other income, net	$(2,019)	$(1,343)	$(4,843)	$4,170
Commodity Swap Loss (gain)	Cost of sales	4	—	(74)	—
Interest Rate Swap Loss	Interest expense, net	1,467	1,526	4,365	4,536
(4) GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of:

		Trademarks	Trademarks
		and	and
	Goodwill	Tradenames	Tradenames
	(not subject to	(not subject to	(subject to	Customer
	amortization)	amortization)	amortization)	Relationships	Technology	Total
	(In thousands)
As of December 31, 2010
Gross amount	$4,551	$61,453	$13,964	$115,489	$30,974	$226,431
Accumulated amortization	—	—	(7,352)	(31,938)	(12,291)	(51,581)

Net	$4,551	$61,453	$6,612	$83,551	$18,683	$174,850

As of March 31, 2010
Gross amount	$4,538	$61,110	$13,886	$115,175	$30,742	$225,451
Accumulated amortization	—	—	(6,489)	(28,517)	(10,017)	(45,023)

Net	$4,538	$61,110	$7,397	$86,658	$20,725	$180,428

     Amortization of intangible assets for the third quarter of fiscal 2011 and 2010 was $2.2 million and $2.3 million, respectively and for the first nine months of fiscal 2011 and 2010, $6.5 million and $6.7 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8.0 million to $9.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES
Inventories, valued using the first-in, first out (“FIFO”) method, consist of:

	December 31, 2010	March 31, 2010
	(In thousands)
Raw materials	$79,973	$73,337
Work-in-process	126,557	85,838
Finished goods	250,577	259,221

	$457,107	$418,396

(6) OTHER NONCURRENT ASSETS

	December 31, 2010	March 31, 2010
	(In thousands)
Deposits (a)	$17,633	$18,981
Deferred financing costs	3,594	7,316
Investment in affiliates	2,105	2,156
Capitalized software, net	2,985	4,402
Loan to affiliate	1,005	1,005
Retirement plans	6,873	1,958
Financial instruments	—	4,034
Other	4,282	4,348

	$38,477	$44,200

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.
(7) DEBT
     At December 31, 2010 and March 31, 2010, short-term borrowings of $7.9 million and $7.7 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 4.6% and 4.5% at December 31, 2010 and March 31, 2010, respectively.
     Total long-term debt consists of:

	December 31, 2010	March 31, 2010
	(In thousands)
Senior Secured Credit Facility maturing 2012	$277,121	$286,661
10.5% Senior Secured Notes due 2013	290,000	290,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000

Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2015	13,575	15,184

Total	640,696	651,845
Less-current maturities	4,839	5,241

Total Long-Term Debt	$635,857	$646,604

Total debt at December 31, 2010 and March 31, 2010 was $648.6 million and $659.5 million, respectively.

(8) INTEREST EXPENSE, NET
     Interest income of $0.2 million and $0.2 million, respectfully, is included in interest expense, net for the three months ended December 31, 2010 and 2009, and $0.4 million and $0.7 million, respectively, for the nine months ended December 31, 2010 and 2009.
(9) OTHER INCOME, NET
Other income, net consists of:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
		(In thousands)
Equity income	$(43)	$(555)	$(233)	$(516)
Currency remeasurement gain, net (a)	(4,262)	(298)	(4,036)	(17,158)
Gain on revaluation of warrants (b)	—	(740)	(168)	(538)
Reorganization items	826	388	2,328	1,262
Other	(1)	(43)	(2)	1

	$(3,480)	$(1,248)	$(2,111)	$(16,949)

(a)	The currency remeasurement gain relates primarily to intercompany loans to foreign subsidiaries denominated in Euros and the Australian dollar.

(b)	The warrants entitle the holders to purchase an aggregate of up to approximately 6.7 million shares of new common stock at an exercise price of $29.84 per share. The warrants are exercisable through May 5, 2011. The warrants have been marked-to-market based upon quoted market prices. Future results of operations may be subject to volatility from changes in the market value of such warrants.

(10) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
		(In thousands)
Components of net periodic benefit cost:

Service cost	$812	$1,138	$2,389	$2,289
Interest cost	8,366	10,676	24,867	26,148
Expected return on plan assets	(7,221)	(6,597)	(21,540)	(16,900)
Amortization of:
Prior service cost	3	4	7	8
Actuarial loss (gain)	266	235	796	801

Net periodic benefit cost	$2,226	$5,456	$6,519	$12,346

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
		(In thousands)
Components of net periodic benefit cost:

Service cost	$46	$47	$137	$91
Interest cost	255	383	761	1,028
Amortization of:
Prior service cost	(122)	(96)	(367)	(288)
Actuarial loss	27	16	82	53

Net periodic benefit cost	$206	$350	$613	$884

     The estimated fiscal 2011 pension plan contributions are $19.2 million and other post-retirement contributions are $1.9 million. Payments aggregating $13.6 million were made during the nine month period ended December 31, 2010.
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
     Based on information available as of January 28, 2011, approximately 11.4% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
Private Party Lawsuits and other Legal Proceedings
     In 2003, the Company served notices to reject certain executory contracts with EnerSys, which the Company contends are executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company’s request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit’s mandate, the Bankruptcy Court vacated its prior orders and denied the Company’s motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys does not have enforceable rights under the Trademark License under Bankruptcy Code provisions which the Company believes are relevant to non-executory contracts. EnerSys has filed a motion to dismiss that complaint, which the Company has opposed, and the motion remains pending. Additionally, on September 27, 2010, the Company filed a Petition for Certiorari, requesting that the U.S. Supreme Court issue a writ of certiorari to the Third Circuit Court of Appeals to review that court’s judgment. That Petition for Certiorari remains pending.
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
     The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has been advised by the U.S. Environmental Protection Agency (“EPA”) or state agencies that it is or may be a “Potentially Responsible Party” under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws regarding 103 federally defined Superfund or state equivalent sites. At 45 of these sites, the Company has paid or settled its share of liability. While the Company believes it is probable it has no liability or its liability for many of the remaining sites will be treated as disputed unsecured claims under the Plan, there can be no assurance these matters will be determined in the Company’s favor. If the Company’s liability is not discharged at one or more sites, the government may be able to file claims for additional response costs in the future, or to order the Company to perform remedial work at such sites. In addition, the EPA, in the course of negotiating this pre-petition claim, had notified the Company of the possibility of additional clean-up costs associated with Hamburg, Pennsylvania properties of approximately $35.0 million, as described in more detail below. The EPA has provided summaries of past costs and an estimate of future costs that approximate the amounts in its notification; however, the Company disputes certain elements of the claimed past costs, has not received sufficient information supporting the estimated future costs, and is in negotiations with the EPA. To the extent the EPA or other environmental authorities dispute the pre-petition nature of these claims, the Company would intend to resist any such effort to evade the bankruptcy law’s intended result, and believes there are substantial legal defenses to be asserted in that case. However, there can be no assurance that the Company would be successful in challenging any such actions.
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

     The Company has established reserves for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such reserves are adequate. As of December 31, 2010 and March 31, 2010, the amount of such reserves on the Company’s Condensed Consolidated Balance Sheets was approximately $29.2 million and $31.8 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
Guarantees
     At December 31, 2010, the Company had outstanding letters of credit with a face value of $55.0 million and surety bonds with a face value of $2.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at December 31, 2010, pursuant to the terms of the agreement, totaled approximately $2.2 million.
     Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2010, bank guarantees with an aggregate face value of $16.2 million were outstanding.
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
     Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2010	$36,257

Accrual for sales returns and allowances	28,354
Settlements made (in cash or credit) and currency translation	(27,677)

Balance at December 31, 2010	$36,934

(12) INCOME TAXES
     The effective tax rate for the first nine months of fiscal year 2011 and fiscal year 2010 is 6.5% and (104.5%) respectively. The effective tax rate was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Spain, and France. The Company released its full valuation allowance in fiscal 2011 recorded in Australia and Italy after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.
     The effective tax rate for fiscal 2011 year-to-date was primarily affected by the following discrete items: The release of a valuation allowance in Australia and Italy of ($10.2) million; the benefit through a Polish adjustment to tax basis in intangibles of ($4.2) million; and the impact of various items related to uncertain tax positions of $1.8 million.
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
     The Company’s unrecognized tax benefits increased from $52.0 million to $52.2 million during the first nine months of fiscal 2011 due primarily to the effects of foreign currency translation plus unrecognized tax benefits established during the period less unrecognized tax benefits released during the period through tax settlements and expiration of statute of limitations. The amount, if recognized, that would affect the Company’s effective tax rate at December 31, 2010 is $20.9 million.
     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At December 31, 2010 and March 31, 2010, before any tax benefits, the Company had $3.7 million and $3.9 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
     During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company’s forecasted annual effective tax rate by $1.2 million.
(13) RESTRUCTURING AND IMPAIRMENTS, NET
     The Company implemented operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational and sales management.
     During the nine months ended December 31, 2010, the Company recorded restructuring and impairment charges of $17.5 million, representing $12.2 million severance, $6.1 million closure costs and ($0.9) million net gain on asset sales and impairments. These charges primarily represent consolidation efforts in the Company’s workforce of approximately 250 positions.

     Summarized restructuring reserve activity and asset sale and impairment (gain) loss, net:

				Asset Sale and
	Severance		Total	Impairments
	Costs	Closure Costs	Restructuring	(gain) loss	Total Expenses
			(In thousands)
Balance at March 31, 2010	$19,483	$7,095	$26,578

Expenses	12,238	6,142	18,380	$(856)	$17,524

Payments and Currency Translation	(21,028)	(8,555)	(29,583)

Balance at December 31, 2010	$10,693	$4,682	$15,375

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
     Summarized restructuring and asset sale and impairment expenses by segment:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
		(In thousands)
Transportation Americas	$3,477	$1,224	$5,298	$5,656
Transportation Europe & ROW	(1,434)	2,097	902	21,989
Industrial Energy Americas	779	77	978	283
Industrial Energy Europe & ROW	1,162	8,000	9,650	34,684
Unallocated	97	226	696	1,283

TOTAL	$4,081	$11,624	$17,524	$63,895

(14) EARNINGS (LOSS) PER SHARE
     The Company computes basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss), after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. For the three and nine months ended December 31, 2010, market rates were below the level at which interest payments for these notes are required.
     Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic earnings (loss) per share. Basic and diluted earnings (loss) per share for the three and nine months ended December 31, 2010 and 2009 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(In thousands, except per share amounts)
Net income (loss) attributable to Exide Technologies	$31,210	$9,772	$40,124	$(52,191)
Interest expense on Floating Rate
Convertible Senior Subordinated Notes	—	—	—	—

	$31,210	$9,772	$40,124	$(52,191)

Basic weighted average shares outstanding	76,675	76,028	76,508	75,923

Effect of dilutive securities:
Floating Rate Convertible
Senior Subordinated Notes	3,697	3,697	3,697	—
Employee stock options	696	714	516	—
Employee restricted stock awards (non-vested)	411	353	172	—

	4,804	4,764	4,385	—

Diluted weighted average shares outstanding	81,479	80,792	80,893	75,923

Basic earnings (loss) per share:	$0.41	$0.13	$0.52	$(0.69)

Diluted earnings (loss) per share:	$0.38	$0.12	$0.50	$(0.69)

     For the three and nine months ended December 31, 2010, approximately 1.6 million and 2.2 million stock options, respectively, were excluded from the diluted earnings per share calculation because their exercise prices were greater than the average market price of the related common stock for the periods, and their inclusion would be antidilutive. For the three months ended December 31, 2009, approximately 1.7 million stock options were similarly excluded. The remaining options were included in the treasury stock method calculation, and the resulting incremental shares were included in the calculation of diluted earnings per share. In addition, approximately 6.7 million warrants were outstanding for both periods, but were all excluded from the diluted earnings per share calculation because their exercise prices were greater than the market price of the related common stock for the period, and their inclusion would also be antidilutive. Due to a net loss for the nine month period ended December 31, 2009, certain potentially dilutive shares were excluded from the diluted loss per share calculation for that period because their effect would be antidilutive:

As of
December 31, 2009
(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697
Employee stock options	3,933
Restricted stock awards	855
Warrants	6,725

Total shares excluded	15,210

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

     The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	December 31, 2010		March 31, 2010
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
	(In thousands)
(Liability) Asset:
Senior Secured Credit Facility	$(277,121)	$(263,771)	$(286,661)	$(264,816)
Senior Secured Notes due 2013	(290,000)	(294,350)	(290,000)	(294,350)
Convertible Senior Subordinated Notes due 2013	(60,000)	(50,976)	(60,000)	(39,150)
Interest Rate Swap (a)	(1,296)	(1,296)	(5,350)	(5,350)
Foreign Currency Forwards (a)
Asset	3	3	4,034	4,034
Liability	(3,484)	(3,484)	(270)	(270)
Commodity Swap (a)	572	572	665	665

(a)	These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:
• Level 1 —	Observable inputs such as quoted prices in active markets for identical assets and liabilities;

• Level 2 —	Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

• Level 3 —	Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.
The following table represents our financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Total	for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
December 31, 2010:
Assets:
Foreign currency forward	$3	$—	$3	$—
Commodity Swap	572	—	572	—
Liabilities:
Interest rate swap	1,296	—	1,296	—
Foreign exchange forward	3,484	—	3,484	—

March 31, 2010:
Assets:
Foreign exchange forward	$4,034	$—	$4,034	$—
Commodity Swap	665	—	665	—
Liabilities:
Interest rate swap	5,350	—	5,350	—
Foreign exchange forward	270	—	270	—
     The Company uses a market approach to determine the fair values of all of its derivative instruments subject to recurring fair value measurements. The fair value of the interest rate swap is determined based on observable prices as quoted for receiving the variable LIBOR rate and paying fixed interest rates and, therefore, was classified as Level 2. The fair value of the foreign currency forwards were determined based upon quoted forward exchange rates for the related currencies, and is classified as Level 2 based on the nature of the underlying market in which these derivatives are traded. The fair value of the commodity swap was determined based on observable forward prices for home heating oil, and is also classified as Level 2 based on the nature of the market in which these derivatives are traded. For additional discussion of the Company’s derivative instruments and hedging activities, see Note 3.
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
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(In thousands)
Net sales
Transportation Americas	$240,186	$238,784	$694,278	$694,349
Transportation Europe & ROW	282,715	248,556	669,507	577,449
Industrial Energy Americas	78,420	56,758	216,799	173,252
Industrial Energy Europe & ROW	198,975	202,374	532,386	526,091

	$800,296	$746,472	$2,112,970	$1,971,141

Income (loss) before income taxes
Transportation Americas	$20,249	$26,700	$47,624	$54,189
Transportation Europe & ROW	25,926	19,912	45,603	687
Industrial Energy Americas	7,617	4,883	18,543	10,610
Industrial Energy Europe & ROW	8,967	(5,054)	7,503	(29,731)
Unallocated expenses (a)	(24,925)	(23,896)	(76,168)	(61,145)

	$37,834	$22,545	$43,105	$(25,390)

(a)	Includes unallocated corporate expenses, interest expense, currency remeasurement gain/loss, and gain/loss on revaluation of warrants.
(17) SUBSEQUENT EVENT
     In the fourth quarter of fiscal 2011, the Company completed a private placement offering of $675.0 million in aggregate principal amount of 8 5/8% senior secured notes due 2018 (the “Notes”). The Notes were priced at 100% of their principal amount. Upon issuance, the Notes became the Company’s senior secured obligations, and are not guaranteed by any of the Company’s subsidiaries. The Company used proceeds from the offering of Notes to repay outstanding borrowings under the Company’s existing credit facilities including its senior secured credit facility and to discharge and thereafter redeem any and all of the Company’s outstanding 10.5% senior notes due 2013 (see Note 7). The Company expects to record a pretax loss on the early extinguishment of debt of approximately $17.0 million in the fourth quarter of fiscal 2011. Concurrent with the closing of the offering of the Notes, the Company entering into a new $200.0 million senior secured asset-based revolving credit facility.

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
Factors Which Affect the Company’s Financial Performance
     Lead and other Raw Materials. Lead represents approximately 50.0% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Both of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 11.1% from $1,911 per metric ton for the nine months ended December 31, 2009 to $2,123 per metric ton for the nine months ended December 31, 2010. The LME lead price has increased from $2,119 per metric ton at March 31, 2010 to $2,585 per metric ton at December 31, 2010. At January 28, 2011, the quoted price on the LME was $2,544 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first nine months of fiscal 2011, the exchange rate of the Euro to the U.S. Dollar has decreased 8.1% on average to $1.31 compared to $1.42 for the first nine months of fiscal 2010. At December 31, 2010, the exchange rate of the Euro to the U.S., Dollar was $1.34 or 1.0% lower as compared to $1.35 at March 31, 2010. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the first nine months ended December 31, 2010, approximately 56.9% of the Company’s net sales were generated in Europe and ROW. Further, approximately 65.8% of the Company’s aggregate accounts receivable and inventory as of December 31, 2010 were held by its European subsidiaries.

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
     Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations can negatively impact the Company’s financial results. OE volumes in the transportation and motive power channels have been and continue to be depressed, reflecting global economic conditions. In addition, capital spending by major customers in our network power channels continue to be below historic levels.
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
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during the three months ended December 31, 2010. See Notes 3 and 7 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Third quarter of Fiscal 2011 Highlights and Outlook
     In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the price of spent batteries has also fluctuated. The average price of spent batteries increased approximately 18.4% in the third quarter of fiscal 2011 versus the third quarter of fiscal 2010. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.
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
     In addition to managing the impact of fluctuation in lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:
(i) Successful execution and completion of the Company’s restructuring plan and organizational realignment of divisional and corporate functions intended to result in further headcount reductions, including the acceleration of such activities in the Americas and Europe as the Company integrates the two business segments under common leadership.
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
Results of Operations
Three months ended December 31, 2010 compared with three months ended December 31, 2009
     Net Sales
     Net sales were $800.3 million for the third quarter of fiscal 2011 versus $746.5 million in the third quarter of fiscal 2010. Foreign currency translation (primarily the Euro against the U.S. dollar) unfavorably impacted net sales in the third quarter of fiscal 2011 by approximately $25.8 million. Excluding the foreign currency translation impact, net sales increased by approximately $79.6 million, or 10.7% primarily the result of $28.4 million in lead related price increases combined with higher unit sales.

	For the Three Months Ended		FAVORABLE / (UNFAVORABLE)
	December 31,	December 31,		Currency	Non-Currency
	2010	2009	TOTAL	Related	Related
	(In thousands)
Transportation Americas	$240,186	$238,784	$1,402	$1,813	$(411)
Transportation Europe & ROW	282,715	248,556	34,159	(16,963)	51,122
Industrial Energy Americas	78,420	56,758	21,662	253	21,409
Industrial Energy Europe & ROW	198,975	202,374	(3,399)	(10,875)	7,476

TOTAL	$800,296	$746,472	$53,824	$(25,772)	$79,596

     Transportation Americas net sales, excluding the foreign currency translation impact, decreased 0.2% due to lower unit sales in both the OEM and aftermarket channels, partially offset by a $7.3 million favorable impact of pricing actions related to the higher average price of lead. Third-party lead sales for the fiscal 2011 third quarter were approximately $1.0 million higher than such sales during the fiscal 2010 third quarter.
     Transportation Europe and ROW net sales, excluding foreign currency translation, increased 20.6% mainly due to a $13.3 million favorable lead-related price increases as well as an increase in aftermarket unit sales, partially offset by lower OEM unit sales.
     Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 37.7% due to a $1.5 million lead-related pricing increases as well as higher unit sales in both the Motive Power and Network Power markets.
     Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 3.7% due to a favorable $6.3 million lead-related pricing increase as well as higher unit sales in the Motive Power market, partially offset by lower unit sales in the Network Power market.

          Gross Profit
     Gross profit was $165.6 million in the third quarter of fiscal 2011 versus $158.2 million in the third quarter of fiscal 2010. Foreign currency translation unfavorably impacted gross profit in the third quarter of fiscal 2011 by $4.0 million. Excluding the impact of foreign currency translation, gross profit increased by $11.4 million due to higher unit sales. Gross margin of 20.7% in the third quarter of fiscal 2011 declined 0.5% versus the third quarter of fiscal 2010 due to increased lead costs.

	For the Three Months Ended
	December 31, 2010		December 31, 2009		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation Americas	$53,921	22.5%	$56,678	23.7%	$(2,757)	$215	$(2,972)
Transportation Europe & ROW	50,961	18.0%	48,639	19.6%	2,322	(2,568)	4,890
Industrial Energy Americas	20,135	25.7%	14,806	26.1%	5,329	39	5,290
Industrial Energy Europe & ROW	40,582	20.4%	38,075	18.8%	2,507	(1,717)	4,224

TOTAL	$165,599	20.7%	$158,198	21.2%	$7,401	$(4,031)	$11,432

     Transportation Americas gross profit decreased primarily due to lower unit sales in the aftermarket and OEM channels as well as increased lead costs.
     Transportation Europe and ROW gross profit, excluding the foreign currency translation impact, increased primarily due to an increase in aftermarket unit sales, partially offset by a decline in OEM unit sales as well as increased lead costs.
     Industrial Energy Americas gross profit increased primarily due to higher unit sales in both the Motive Power and Network Power markets.
     Industrial Energy Europe and ROW gross profit, excluding foreign currency translation impact, increased primarily due to higher unit sales in the Motive Power market as well as improved manufacturing efficiencies, partially offset by lower unit sales in the Network Power market.
Expenses
•	Selling and administrative expenses increased $1.9 million, to $111.9 million in the third quarter of fiscal 2011 from $110.0 million in the third quarter of fiscal 2010. Excluding favorable foreign currency translation impact of $2.2 million, the expenses increased by $4.1 million, primarily due to increases in sales-related incentives and costs associated with the transition of selected executive management positions. Included in selling and administrative expenses were general and administrative expenses of $48.2 million in the third quarter of fiscal 2011 and $44.7 million in the third quarter of fiscal 2010.

•	Restructuring and impairment expenses decreased $7.5 million to $4.1 million in the third quarter of fiscal 2011 from $11.6 million in the third quarter of fiscal 2010. This decrease primarily related to fiscal 2010 restructuring activities, principally the closure of the Over Hulton, U.K. battery plant.

•	Other income was $3.5 million in the third quarter of fiscal 2011 versus $1.2 million in the third quarter of fiscal 2010. The net change was primarily driven by currency remeasurement gains of approximately $4.0 million.

•	Interest expense was essentially flat at $15.3 million in the third quarter of fiscal 2011 versus the third quarter of fiscal 2010.

     Income (loss) before income taxes

	For the Three Months Ended		FAVORABLE / (UNFAVORABLE)
	December 31,	December 31,		Currency	Non-Currency
	2010	2009	TOTAL	Related	Related
	(In thousands)
Transportation Americas	$20,249	$26,700	$(6,451)	$49	$(6,500)
Transportation Europe & ROW	25,926	19,912	6,014	(1,515)	7,529
Industrial Energy Americas	7,617	4,883	2,734	(17)	2,751
Industrial Energy Europe & ROW	8,967	(5,054)	14,021	46	13,975
Unallocated expenses	(24,925)	(23,896)	(1,029)	(283)	(746)

TOTAL	$37,834	$22,545	$15,289	$(1,720)	$17,009

     Transportation Americas income before income taxes decreased primarily due to lower gross profit and higher selling and marketing expenses as well as a $3.5 million restructuring charge related to a previously closed facility.
     Transportation Europe and ROW income before income taxes, excluding the foreign currency translation impact, increased primarily due to higher gross profit as well as lower expenses by $2.6 million, primarily due to gains from sales of assets.
     Industrial Energy Americas income before income taxes increased primarily due to higher gross profit, partially offset by increased selling and marketing costs related to higher sales activity and higher costs related to new product engineering initiatives.
     Industrial Energy Europe and ROW income before income taxes increased primarily due to higher gross profit and lower expenses. Excluding a favorable foreign currency translation impact, expenses decreased due to lower selling and administrative expenses and $6.8 million lower restructuring and impairment expenses related to prior year closure of a U.K. battery plant.
     Unallocated expense detail is shown below:

	For the Three Months Ended
	December 31, 2010	December 31, 2009	FAVORABLE (UNFAVORABLE)
	(In thousands)
Corporate expenses	$12,222	$8,235	$(3,987)
Restructuring and impairments, net	97	226	129
Currency remeasurement (gain) loss	(3,517)	451	3,968
Gain on revaluation of warrants	—	(740)	(740)
Reorgnization items, net	826	387	(439)
Other	(1)	71	72
Interest, net	15,298	15,266	(32)

TOTAL	$24,925	$23,896	$(1,029)

     Income Taxes

	For the Three Months Ended
	December 31, 2010	December 31, 2009
	(In thousands)
Pre-tax income	$37,834	$22,545
Income tax provision	6,613	12,524

Effective tax rate	17.5%	55.6%
     The effective tax rate for the third quarter of fiscal 2011 and fiscal 2010 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Spain, and France.

     The effective tax rate for the third quarter of fiscal 2011 was primarily affected by the impact of various items related to uncertain tax positions of $1.8 million and changes in jurisdictional tax laws of ($3.7) million. In fiscal 2010, the effective tax rate was impacted by the recognition of $2.8 million in valuation allowances on current period tax benefits generated primarily in United Kingdom, France, Spain, and Italy.
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
Nine months ended December 31, 2010 compared with nine months ended December 31, 2009
Net Sales
     Net sales were $2.11 billion in the first nine months of fiscal 2011 versus $1.97 billion in the first nine months of fiscal 2010. Foreign currency translation unfavorably impacted net sales in the first nine months of fiscal 2011 by approximately $58.7 million. Excluding the foreign currency translation impact, net sales increased by approximately $200.6 million, or 10.2% primarily as a result of $130.9 million in lead related price increases as well as higher unit sales in many of the Company’s markets.

	For the Nine Months Ended		FAVORABLE / (UNFAVORABLE)
	December 31,	December 31,		Currency	Non-Currency
	2010	2009	TOTAL	Related	Related
	(In thousands)
Transportation Americas	$694,278	$694,349	$(71)	$6,667	$(6,738)
Transportation Europe & ROW	669,507	577,449	92,058	(36,947)	129,005
Industrial Energy Americas	216,799	173,252	43,547	1,083	42,464
Industrial Energy Europe & ROW	532,386	526,091	6,295	(29,541)	35,836

TOTAL	$2,112,970	$1,971,141	$141,829	$(58,738)	$200,567

     Transportation Americas net sales, excluding the foreign currency translation impact, decreased 1.0% primarily due to a decline in aftermarket unit sales and third party lead sales, partially offset by an increase in OEM unit sales as well as a $20.9 million impact of lead-related price increases. Third-party lead sales for the first nine months of fiscal 2011 were approximately $18.6 million lower than the first nine months of fiscal 2010.
     Transportation Europe and ROW net sales, excluding the impact of foreign currency translation, were 22.3% higher primarily due to a $59.8 million impact of lead-related pricing actions as well as higher unit sales in both the aftermarket and OEM channels.
     Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 24.5% due to $9.9 million of lead-related pricing actions as well as higher unit sales in both the Motive Power and Network Power markets.
     Industrial Energy Europe and ROW net sales, excluding the foreign currency translation impact, increased 6.8% primarily due to $40.4 million of lead-related pricing actions as well as higher motive power unit sales, partially offset by lower network power unit sales.
Gross Profit
     Gross profit was $422.7 million, or 20.0% of net sales in the first nine months of fiscal 2011 versus $394.8 million, or 20.0% of net sales in the first nine months of fiscal 2010. Gross profit in each of the Company’s business segments was positively impacted by higher unit sales as well as improved manufacturing efficiencies.

	For the Nine Months Ended
	December 31, 2010		December 31, 2009		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation Americas	$141,352	20.4%	$146,683	21.1%	$(5,331)	$1,159	$(6,490)
Transportation Europe & ROW	120,876	18.1%	97,428	16.9%	23,448	(5,483)	28,931
Industrial Energy Americas	53,233	24.6%	41,128	23.7%	12,105	235	11,870
Industrial Energy Europe & ROW	107,232	20.1%	109,549	20.8%	(2,317)	(4,558)	2,241

TOTAL	$422,693	20.0%	$394,788	20.0%	$27,905	$(8,647)	$36,552

     Transportation Americas gross profit, excluding the foreign currency translation impact, decreased primarily due to lower unit sales in the aftermarket channel combined with higher spent battery costs, partially offset by higher OEM unit sales.
     Transportation Europe and ROW gross profit, excluding the foreign currency translation impact, increased primarily as a result of higher unit sales in both the aftermarket and OEM channels.
     Industrial Energy Americas gross profit increased primarily due to higher unit sales in both the Motive Power and Network Power markets as well as improved manufacturing efficiencies.
     Industrial Energy Europe and ROW gross profit, excluding the foreign currency translation impact, increased primarily as a result of higher Motive Power unit sales and improved manufacturing efficiencies, partially offset by lower Network Power unit sales and higher lead costs.
Expenses
•	Selling and administrative expenses decreased $9.7 million to $318.7 million in the first nine months of fiscal 2011 from $328.4 million in the first nine months of fiscal 2010. Foreign currency translation favorably impacted selling, general, and administrative expenses in the first nine months of fiscal 2011 by approximately $6.8 million. The remaining decrease was due primarily to decreases in selling costs, and other spending controls. Included in selling and administrative expenses were general and administrative expenses of $134.3 million in the first nine months of fiscal 2011 and $134.0 million in the first nine months of fiscal 2010.

•	Restructuring and impairment expenses decreased $46.4 million to $17.5 million in the first nine months of fiscal 2011 from $63.9 million in the first nine months of fiscal 2010. This decrease primarily related to fiscal 2010 restructuring activities, principally the closure of the Auxerre, France battery plant and the Over Hulton, U.K. battery plant.

•	Other income was $2.1 million in the first nine months of fiscal 2011 versus $16.9 million in the first nine months of fiscal 2010. The decrease primarily relates to lower currency remeasurement gains of approximately $13.1 million.

•	Interest expense increased $0.6 million to $45.4 million in the first nine months of fiscal 2011 from $44.8 million in the first nine months of fiscal 2010.
Income (loss) before income taxes

	For the Nine Months Ended		FAVORABLE / (UNFAVORABLE)
	December 31,	December 31,		Currency	Non-Currency
	2010	2009	TOTAL	Related	Related
	(In thousands)
Transportation Americas	$47,624	$54,189	$(6,565)	$318	$(6,883)
Transportation Europe & ROW	45,603	687	44,916	(2,663)	47,579
Industrial Energy Americas	18,543	10,610	7,933	(3)	7,936
Industrial Energy Europe & ROW	7,503	(29,731)	37,234	1,573	35,661
Unallocated expenses	(76,168)	(61,145)	(15,023)	258	(15,281)

TOTAL	$43,105	$(25,390)	$68,495	$(517)	$69,012

     Transportation Americas income before income taxes decreased primarily due to the decrease in gross profit.

     Transportation Europe and ROW income before income taxes, excluding the foreign currency translation impact, increased primarily due to higher gross profit combined with $21.1 million lower restructuring and impairment expenses related to the fiscal 2010 closure of the Auxerre, France battery plant.
     Industrial Energy Americas income before income taxes increased primarily due to higher gross profit, partially offset by increased selling and marketing costs related to the higher sales as well as higher costs related to new product engineering initiatives.
     Industrial Energy Europe and ROW income before income taxes, excluding the foreign currency translation impact, increased primarily due to lower restructuring and impairment expenses of $25.1 million related to the fiscal 2010 closure of the U.K. battery plant, combined with lower selling, and administrative expenses resulting from headcount reductions and spending controls.
     Unallocated expenses detail is shown below:

	For the Nine Months Ended
	December 31, 2010	December 31, 2009	FAVORABLE (UNFAVORABLE)
	(In thousands)
Corporate expenses	$31,139	$29,920	$(1,219)
Restructuring and impairments, net	696	1,283	587
Currency remeasurement gain	(3,266)	(15,717)	(12,451)
Gain on revaluation of warrants	(168)	(538)	(370)
Reorgnization items, net	2,328	1,262	(1,066)
Other	(2)	132	134
Interest, net	45,441	44,803	(638)

TOTAL	$76,168	$61,145	$(15,023)

Income Taxes

	For the Nine Months Ended
	December 31, 2010	December 31, 2009
	(In thousands)
Pre-tax (loss) income	$43,105	$(25,390)
Income tax provision	2,800	26,526

Effective tax rate	6.5%	-104.5%
     The effective tax rate for the first nine months of fiscal year 2011 and fiscal year 2010 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the recognition of valuation allowances on tax benefits generated from losses in the United Kingdom, Spain, and France. The Company released its full valuation allowance in fiscal 2011 recorded in Australia and Italy after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.
     The effective tax rate for the first nine months of fiscal 2011 was primarily affected by the following discrete items: The release of valuation allowance in Australia and Italy ($10.2) million; the benefit through a Polish adjustment to tax basis in intangibles of ($4.2) million; and the impact of various items related to uncertain tax positions of $1.8 million. In fiscal 2010, the effective tax rate was impacted by the recognition of valuation allowance of $29.8 million on current period tax benefits generated primarily in the United Kingdom, France, Spain, and Italy.
Liquidity and Capital Resources
     As of December 31, 2010, the Company had cash and cash equivalents of $92.3 million and availability under the Company’s revolving senior secured credit facility (“Revolving Loan Facility”) of $124.3 million. This compared to cash and cash equivalents of $89.6 million and availability under the Revolving Loan Facility of $124.6 million as of March 31, 2010.

At December 31, 2010, the Company’s debt consisted of the following:
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
The Convertible Notes
     Also, in March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at December 31, 2010 and March 31, 2010 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At December 31, 2010, the Company was in compliance with covenants contained in the Credit Agreement and indenture agreements that cover the 10.5% senior secured notes and floating rate convertible subordinated notes.
     At December 31, 2010, the Company had outstanding letters of credit with a face value of $55.0 million and surety bonds with a face value of $2.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at December 31, 2010, pursuant to the terms of the agreement, was $2.2 million.
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
Sources of Cash
     The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable. Additional cash has been generated in recent years through the sale of non-core businesses and assets.
     Cash flows provided by operating activities were $64.7 million and $81.5 million in the first nine months of fiscal 2011 and fiscal 2010, respectively. The operating cash flows decreased primarily due to increased working capital usage versus the prior year period related to higher sales and building inventory for the selling season.
     Total debt at December 31, 2010 was $648.6 million, as compared to $659.5 million at March 31, 2010. See Note 7 to the Condensed Consolidated Financial Statements for the composition of such debt.
     Going forward, the Company’s principal sources of liquidity will be cash on hand, cash from operations, borrowings under the asset-based revolving credit facility and the refinancing of the Company’s debt and new notes issued in the Company’s private placement offering completed during the fourth quarter of fiscal 2011 (see Note 17 to the Condensed Consolidated Financial Statements).

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
     Cash (used in) provided by financing activities was ($23.6) million and $5.1 million in the first nine months of fiscal 2011 and fiscal 2010, respectively. This increased cash usage primarily relates to increased payments under the Company’s Credit Agreement and increased ownership interests in certain subsidiaries not wholly owned. Cash provided by financing activities in the first nine months of fiscal 2010 included proceeds of $9.7 million received in connection with a government economic stimulus program.
     The Company believes that it will have ongoing liquidity to support its operational restructuring programs during the remainder of fiscal 2011, which include, among other things, payment of remaining accrued restructuring costs of approximately $15.4 million as of December 31, 2010. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.
     Capital expenditures were $52.4 million and $58.6 million in the first nine months of fiscal 2011 and 2010, respectively.
          The estimated fiscal 2011 pension plan contributions are $19.2 million and other post-retirement contributions are $1.9 million. Payments aggregating $13.6 million were made during the first nine months of fiscal 2011.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $59.7 million and $38.5 million of foreign currency trade accounts receivable as of December 31, 2010 and March 31, 2010, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Changes to the quantitative and qualitative market risks as of December 31, 2010 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 for further information.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ii) the Company’s ability to implement and fund business strategies based on current liquidity, (iii) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to any restructuring activities that the Company may undertake, (iv) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (v) unseasonable weather (warm winters and cool summers), which could adversely affect demand for automotive and some industrial batteries, (vi) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as impose significant interest and financing costs, (vii) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (viii) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (ix) the negative results of tax audits in the U.S. and Europe, (x) competitiveness of the battery markets in the Americas and Europe, (xi) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations, and possible terrorist attacks against U.S. interests, (xii) the ability to acquire goods and services and/or to fulfill later needs at budgeted costs, (xiii) general economic conditions (xiv) the Company’s ability to successfully pass along increased material costs to the Company’s customers, (xv) recently adopted U.S. lead emissions standards and the implementation of such standards, and (xvi) those risk factors described in the Company’s fiscal 2010 Form 10-K filed on June 2, 2010.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Item 1A. Risk Factors
     The risk factors filed with our fiscal 2010 Form 10-K for the year ended March 31, 2010 have not materially changed except as otherwise set forth below. See Item 1A to Part I of the Company’s fiscal 2010 Form 10-K for a complete discussion of these risk factors.
     Any restructuring activities that we may undertake, including the Company’s recently announced alignment of its global industrial businesses, may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.
     The Company regularly evaluates its existing operations, production capacity and business efficiencies and, as a result of such evaluations, the Company may undertake restructuring activities within its businesses, including the recently announced alignment of the Company’s global industrial businesses. These restructuring plans may involve higher costs or longer timetables than the Company anticipates and could result in substantial costs related to severance and other employee-related matters, litigation risks and expenses, and other costs. These restructuring activities may not result in improvements in future financial performance. If the Company is unable to realize the benefits of any restructuring activities or appropriately structure its businesses to meet market conditions, the restructuring activities could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased (1)	Unit)	Programs	Plans or Programs
October 1 through October 31	—	—	—	—
November 1 through November 30	3,109	$7.69	—	—
December 1 through December 31	31,007	$9.35	—	—

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4. [Removed and Reserved]
     None
Item 5. Other Information
     None
Item 6. Exhibits

10.1	U.K. Form of Non-Employee Director Restricted Stock Unit Award, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K (file no. 001-11263) dated September 20, 2010.

10.2	U.K. Form of Non-Employee Director Restricted Stock Unit Award for New Directors, incorporated by reference to Exhibit 10.2 to the Report on Form 8-K (file no. 001-11263) dated September 20, 2010.

10.3	U.S. Form of Non-Employee Director Restricted Stock Unit Award for New Directors, incorporated by reference to Exhibit 10.3 to the Report on Form 8-K (file no. 001-11263) dated September 20, 2010.

10.4	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K (file no. 001-11263) dated November 10, 2010.

10.5	Release, Settlement and Income Protection Agreement between Exide Technologies and Mitchell S. Bregman, incorporated by reference to Exhibit 10.1 to the Report on Form 8-K (file no. 001-11263) dated December 20, 2010.

*10.6	Amendment to Agreement between Exide Technologies and Edward R. Tetreault, dated December 22, 2010.

*31.1	Certification of James R. Bolch, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed with this Report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES
By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and Chief Financial Officer Date: February 7, 2011