Form 10-K
period 2011-03-31
EXIDE TECHNOLOGIES
filed 2011-06-01
CIK 813781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2010 was $361,732,345.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 25, 2011, 77,580,059 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held on September 16, 2011 is incorporated by reference in Part III to the extent described therein.

EXIDE TECHNOLOGIES

EXIDE TECHNOLOGIES

PART I

Item 1.	Business

Overview and General Discussion of the Business

Exide Technologies is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at 13000 Deerfield Parkway, Building 200, Milton, Georgia 30004.

The Company is a global leader in stored electrical energy solutions, and one of the largest manufacturers and suppliers of lead-acid batteries for transportation and industrial applications in the world, with fiscal 2011 net sales of approximately $2.89 billion. The Company’s operations in the Americas and Europe and Rest of World (“ROW”) represented approximately 42.9% and 57.1%, respectively, of fiscal 2011 net sales.

Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the period ended March 31 of that year (e.g., “fiscal 2011” refers to the period beginning April 1, 2010 and ending March 31, 2011). Unless the context indicates otherwise, the “Company,” “Exide,” “we,” or “us” refers to Exide Technologies and its subsidiaries.

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

Transportation

The Company’s transportation batteries include ignition and lighting batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications including Micro-hybrids and lead-acid batteries used on Full Electrical Vehicles. The Company’s principal batteries sold in the transportation market are represented by the following brands: Centra, DETA, Exide, Exide Extreme, Exide NASCAR Select, Orbital, Fulmen, and Tudor, as well as other brands under various private labels. The market for transportation batteries is divided between sales to aftermarket customers and original equipment manufacturers (“OEMs”). Transportation segments represented approximately 64.6% of the Company’s net sales in fiscal 2011. Within the transportation segments, aftermarket sales and OEM sales represented approximately 83.7% and 16.3% of fiscal 2011 net sales, respectively.

Aftermarket sales are based on a number of factors, including the number of vehicles in use, average battery life, average age of vehicles, weather conditions, and population growth. Aftermarket demand historically has been less cyclical than OEM demand due to the typical three to five-year replacement cycle. Some of the Company’s major aftermarket customers include Bosch, Tractor Supply, Canadian Tire, ADI, ATR International, and GroupAuto International. In addition, the Company is also a supplier of authorized replacement batteries for major OEMs including the BMW Group, Fiat Group, Honda, Iveco, John Deere, PSA Group, Scania, Volvo Trucks, Toyota, Volkswagen Group, Renault-Nissan, PACCAR, and many others.

OEM sales are driven in large part by new vehicle manufacturing rates, based on consumer demand for vehicles. The Company believes that the OEM market increasingly prefers suppliers with innovative energy storage technology supporting CO2 reductions and suppliers with established global production capabilities that can meet their needs as they expand internationally and increase platform standardization across multiple markets. The Company supplies batteries for two of the 10 top-selling vehicles in the United States of America (“U.S.”) and five of the 10 top-selling vehicles in Europe. Some of the Company’s significant OEM customers include the BMW Group, Fiat Group, International Truck & Engine, the PSA group (Peugeot S.A./

Citroën), Case/New Holland, BMW, John Deere, Renault Nissan, Scania, Volvo Trucks, Volkswagen Group, TATA, Toyota, and many others.

Transportation Americas

In the Americas, the Company sells aftermarket transportation products through various distribution channels, including mass merchandisers, auto parts outlets, wholesale distributors, and battery specialists. The Company sells its OEM transportation replacement products principally through dealer networks. The Company’s operations in the U.S., Canada, and Mexico include a network of 80 branches which sell and distribute batteries and other products to the Company’s distributor channel customers, battery specialists, national account customers, retail stores, and OEM dealers. In addition, these branches collect spent batteries for the Company’s recycling facilities.

With its five active recycling facilities, the Company is the largest recycler of lead in North America. These operations supply recycled lead for use in almost all of Exide’s Transportation and Industrial Energy products manufactured in North America as well as supplying lead to a variety of external customers. The recycling facilities also recover and recycle battery acid as well as plastic materials that are used to produce battery covers and cases.

Transportation Europe and ROW

The Company sells OEM batteries to the European light vehicle, light commercial vehicle and commercial vehicle industry. The commercial vehicle industry includes truck manufacturers as well as construction and agriculture vehicle manufacturers. Exide supplies most of its OEM batteries directly to the assembly plants of its customers. The Company supplies BMW, Fiat Group, Nissan, Renault, Volkswagen, Iveco, Scania, Volvo Trucks, and many other well known manufacturers. The Company also delivers service and replacement batteries into this segment. Those are either distributed by the OEM customers themselves or delivered directly to the service points through the Exide logistics network. The Company also supplies advanced lead-acid batteries for microhybrid vehicles equipped with CO2- reducing technologies such as Start & Stop vehicles with and without regenerative braking systems.

The Company sells aftermarket batteries in Europe and ROW primarily through automotive parts and battery wholesalers, mass-merchandisers, auto centers, service installers, and oil companies. Wholesalers have traditionally represented the majority of this market, but sales through hypermarket chains and automotive parts stores, most often integrated in European-wide or global buying groups, have increased. Many automotive parts wholesalers are also increasingly organized in European organizations active in purchasing and merchandising programs. Battery specialists sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers, and garages throughout Europe.

Industrial Energy

The Company’s Industrial Energy segments supply both motive power and network power applications. Motive power batteries are used in the material handling industry for electric forklift trucks, and in other industries, including floor cleaning machinery, powered wheelchairs, railroad locomotives, mining, and the electric road vehicles market. Network power batteries are used for back-up power applications to ensure continuous power supply in case of a temporary power failure or outage. Industrial Energy represented 35.4% of the Company’s net sales in fiscal 2011. Within the Industrial Energy segments, motive power sales and network power sales represented approximately 53.4% and 46.6% of Industrial Energy net sales, respectively.

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

Industrial Energy Americas

The Company distributes motive power products and services through multiple channels. These include sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives. The Company serves a wide range of customers including OEM suppliers of lift trucks, large industrial companies, retail distributors, warehousing companies, and manufacturers. The Company’s primary motive power customers in the Americas include NACCO, Sears, Toyota, Walmart, and Target. The Company distributes network power products and services through sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives. The Company’s primary network power customers in the Americas include AT&T, APC, Emerson Electric, and Verizon Wireless.

Industrial Energy Europe and ROW

The Company distributes motive power products and services in Europe through in-house sales and service organizations and utilizes distributors and agents for the export of products from Europe to ROW countries. Motive power products in Europe are also sold to a wide range of customers in the aftermarket, ranging from large industrial companies and retail distributors to small warehousing and manufacturing operations. Motive power batteries are also sold in complete packages, including batteries, chargers, and increasingly through on-site service. The Company’s major OEM motive power customers include Toyota Material Handling, the KION Group, and Jungheinrich. The Company distributes network power products and services in Europe and batteries and chargers in Australia and New Zealand through in-house sales and service organizations. In Asia, products are distributed through independent distributors. The Company utilizes distributors, agents, and direct sales to export products from Europe and North America to ROW. The Company’s primary Network Power customers in Europe and ROW include Deutsche Telecom, Alcatel, Emerson Electric, Ericsson and Siemens Nokia Networks.

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

Research and Development

The Company is committed to developing new and technologically advanced products, services, and systems that provide superior performance and value to customers. To support this commitment, the Company focuses on developing opportunities across its global markets and operating a number of product and process-development centers of excellence around the world. These centers work cooperatively to define and improve the Company’s product design and production processes. By leveraging this network, the Company is able to transfer technological, product and process knowledge among its various operating facilities to adopt best practices for use throughout the Company. During fiscal 2011, the Company added approximately 20 technical employees to its research and development (“R&D”) organization, primarily in Milton, Georgia and Büdingen, Germany. These additional resources will enable the R&D function to focus on longer-term development opportunities as well as ongoing business support.

In addition to in-house efforts, the Company continues to pursue the formation of alliances and collaborative partnerships to develop energy-management systems for automotive electrical and electronic architectures for the global OEM market. The Company is also pursuing development initiatives targeted at the industrial, military, and the renewable energy markets. In the first quarter of fiscal 2010, the Company signed a technology development agreement with NanoTerra, a nano-technology company in Cambridge, Massachusetts that specializes in surface chemistry and surface engineering. Also in the first quarter of fiscal 2010, the Company signed a memorandum of understanding with Axion Power, an advanced lead-acid development company in Newcastle, Pennsylvania. In the second quarter of fiscal 2010, the Company signed a three-way Cooperative Research & Development Agreement (“CRADA”) with Savannah River National Laboratory and the University of Idaho to study the benefits of hollow glass microspheres in lead-acid batteries. The first research phase of these agreements has been completed. These projects are now planned to progress to the development phase.

In August 2009, the Company was awarded a $34.3 million grant by the United States Department of Energy (“DOE”) under the American Recovery and Reinvestment Act to increase manufacturing capacity of AGM batteries with and without advanced carbon technology. These AGM batteries are designed for Start & Stop, Micro-Hybrid and no-idle vehicle applications and enable improved fuel efficiency and reduced CO2 emissions. Our total investment including the DOE grant will be approximately $70.0 million for expansion of our Columbus, Georgia and Bristol, Tennessee facilities. Additionally, we received tax incentives from the State of Georgia of approximately $9.3 million and approximately $6.0 million from the State of Tennessee. As a result of these grants, we expect to create as many as 320 jobs and expand battery production capacity by about 1.5 million batteries per year. These investments are expected to be completed during fiscal 2012.

Patents, Trademarks and Licenses

The Company owns or has a license to use various trademarks that are valuable to its business. The Company believes these trademarks and licenses enhance the brand recognition of the Company’s products. The Company currently owns approximately 281 trademarks worldwide, and maintains licenses from others to use approximately 12 trademarks worldwide. For example, the Company licenses the NASCAR mark from the National Association for Stock Car Auto Racing, Inc., and the Exide mark in the United Kingdom and Ireland from Chloride Group. The Company’s license to the NASCAR marks expires on December 31, 2011. The Company also acts as licensor under certain trademark licensing agreements.

The Company has generated a number of patents in the operation of its business and currently owns all or a partial interest in greater than 274 patents and applications for patents pending worldwide. Although the

Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to the Company’s market competitiveness, currently no operating segment is substantially dependent on any single patent or group of patents.

In March 2003, the Company brought legal proceedings in the U.S. Bankruptcy Court for the District of Delaware to reject certain agreements relating to EnerSys, Inc.’s right to use the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries, including a Trademark License. In April 2006, the Bankruptcy Court granted the Company’s request to reject those agreements. In June 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court’s decision. The Company filed a Petition for Certiorari with the U.S. Supreme Court, and that petition was denied in February 2011. In September 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys does not have enforceable rights under the Trademark License under certain Bankruptcy Code provisions. EnerSys has filed a motion to dismiss that complaint, which the Company has opposed, and the motion remains pending. For further information regarding this matter, see Note 11 to the Consolidated Financial Statements.

Manufacturing, Raw Materials and Suppliers

Lead is the primary material used in the manufacture of the Company’s lead-acid batteries, representing approximately 50.6% of the cost of goods produced. The Company obtains substantially all of its North American lead requirements through the operation of five secondary lead recycling plants which reclaim lead by recycling spent lead-acid batteries. In North America, the Company obtains spent batteries for recycling primarily from the Company’s customers, through Company-owned branch networks, and from outside spent battery collectors. In Europe and ROW, the Company obtains a small portion of its lead requirements through the operation of four lead recycling plants. The majority of the Company’s lead requirements in Europe and ROW, however, are obtained from third-party suppliers.

The Company uses both polyethylene and AGM battery separators. There are a number of suppliers from whom the Company purchases AGM battery separators. Polyethylene battery separators are purchased primarily from one supplier pursuant to a supply agreement expiring in fiscal 2013. There is no second source that could readily provide the volume of certain polyethylene separators used by the Company. As a result, any major disruption in supply from the Company’s primary supplier of polyethylene separators would have a material adverse impact on the Company.

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

In the Americas transportation segment, the Company believes it has the third largest market position. Other principal competitors in this market are Johnson Controls, Inc. and East Penn Manufacturing. Competition is strongest in the auto parts retail and mass merchandiser channels where large customers use their buying power to negotiate lower prices. Due to technical and production qualification requirements, OEMs change battery suppliers less frequently than aftermarket customers, but because of their purchasing size, they can influence market participants to compete on price and other terms. The Company also believes that it has the overall second largest market position in Europe in transportation batteries for the light vehicles and commercial vehicles product categories. The Company’s largest competitor in the European transportation markets is Johnson Controls, Inc.

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

Employees

The Company employed approximately 10,027 persons at March 31, 2011, compared to approximately 10,349 persons at March 31, 2010.

Americas

As of March 31, 2011, the Company employed approximately 1,278 salaried employees and 2,861 hourly employees in the Americas, primarily in the U.S. Approximately 45% of these salaried employees are engaged in sales, service, marketing, and administration and 55% in manufacturing and engineering. Approximately 16% of the Company’s hourly employees in the Americas are represented by unions. The Company believes that relations with its unions are generally good. Union contracts covering approximately 254 of the Company’s domestic employees expire in fiscal 2012, and the remainder thereafter.

Europe and ROW

As of March 31, 2011, the Company employed approximately 2,428 salaried employees and 3,460 hourly employees outside of the Americas, primarily in Europe. Approximately 70% of these salaried employees are engaged in sales, service, marketing, and administration and 30% in manufacturing and engineering. Generally, the Company’s hourly employees and some of its salaried employees in Europe and ROW are represented by unions. The Company meets regularly with the European Works Councils. The Company believes that relations with its unions are generally good. Contracts covering most of the Company’s non-U.S. union employees expire on various dates through fiscal 2012.

Executive Officers

James R. Bolch (53) President, Chief Executive Officer, and member of the Board of Directors. Mr. Bolch joined the Company in July 2010. His career has spanned 29 years in global industrial businesses serving a variety of customer segments. Before joining Exide, he served as Senior Vice President and President,

Industrial Technologies Sector at Ingersoll Rand Company. From 2005-2010, he led the Industrial Technologies Sector of Ingersoll Rand, with multiple business lines and 25 global manufacturing sites. He joined Ingersoll Rand in 2005 from Schindler Elevator Corporation, where he served as Executive Vice President of the Service Business. Prior to his tenure at Schindler Elevator Corporation, Mr. Bolch spent 21 years with United Technologies Corporation (UTC), starting in engineering and program management roles with United Technologies Optical Systems, later moving to Otis Elevator Company where he progressed to Vice President, Otis Service. In his last role at UTC, he served as Vice President, Operations, for the UTC Power Division.

Bruce A. Cole (48) President, Exide Americas.  Mr. Cole joined the Company in September 2000 in connection with the Company’s acquisition of GNB. He has served in his current role since January 2011 and prior to that was President, Transportation Americas from August 2007 through December, 2010. Mr. Cole joined GNB in 1989. He has served in a variety of roles at the Company including Vice President, Manufacturing & Engineering for Industrial Energy Americas, Vice President, Global Marketing, Industrial Energy, and Vice President and General Manager, North America Recycling.

Phillip A. Damaska (56) Executive Vice President and Chief Financial Officer. Mr. Damaska joined the Company in January 2005 as Vice President, Finance, was appointed Vice President and Corporate Controller in September 2005, was named Senior Vice President and Corporate Controller in March 2006, and was named Executive Vice President and Chief Financial Officer effective April 1, 2008. Prior to joining the Company, Mr. Damaska served in numerous capacities with Freudenberg-NOK from 1996 through 2004, most recently as President of Corteco, an automotive and industrial seal supplier that is part of the partnership’s global group of companies.

Barbara A. Hatcher (56) Executive Vice President and General Counsel. Ms. Hatcher joined the Company in September 2000 in connection with the Company’s acquisition of GNB. Ms. Hatcher has been Executive Vice President and General Counsel since May 2006, after having served as Deputy General Counsel from April 2004 through April 2006. Ms. Hatcher previously served as GNB’s Vice President & General Counsel.

Louis E. Martinez (45) Vice President, Corporate Controller, and Chief Accounting Officer. Mr. Martinez was appointed to this position in March 2008. Previously, Mr. Martinez served as the Company’s Assistant Corporate Controller since joining the Company in May 2005. Mr. Martinez served as Corporate Controller for Airgate PCS, Inc., from March 2003 through May 2005. Mr. Martinez has also served as Corporate Controller for Cotelligent, Inc., from March 2000 through February 2003 and as Director of Finance & Controller for Aegis Communications Group from 1996 through February 2000.

Michael Ostermann (45) President, Exide Europe.  Mr. Ostermann joined Exide in January 2009 as President, Transportation Europe and was named President, Exide Europe in March 2010. Prior to joining the Company, Mr. Ostermann served in a variety of automotive industry and operational roles including his most recent position as Management Board Member and Managing Director for Frauenthal Holding AG, a European manufacturer of industrial ceramic products. Mr. Ostermann was responsible for establishing that company’s Automotive Division.

Edward R. Tetreault (46) Executive Vice President, Human Resources. Mr. Tetreault joined the Company in November 2010. He joined Exide from Ingersoll Rand, where he was Vice President, Human Resources for the corporation’s Industrial Technologies Sector. Prior to joining Ingersoll Rand, Mr. Tetreault held senior human resources leadership roles with Merck & Co., Inc., Newell Rubbermaid, General Electric Company, and Tele-Communications, Inc. His career began in the public sector, spending six years as a management attorney and labor relations consultant.

Backlog

The Company’s order backlog at March 31, 2011 was approximately $49.4 million for Industrial Energy Americas and approximately $114.8 million for Industrial Energy Europe and ROW. The Company expects to fill those backlogs during fiscal 2012. The Transportation backlog at March 31, 2011 was not significant.

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

Lead is the primary material used in the manufacture of batteries, representing approximately 50.6% of the Company’s cost of goods sold for fiscal 2011. Average lead prices quoted on the London Metal Exchange (“LME”) have fluctuated dramatically, from $1,984 per metric ton for fiscal 2010 to $2,242 per metric ton for fiscal 2011. As of May 25, 2011, lead prices quoted on the LME were $2,530 per metric ton. If the Company is unable to maintain or increase the prices of its products proportionate to the increase in raw material costs, the Company’s gross margins will decline. The Company cannot provide assurance that it will be able to hedge its lead requirements at reasonable costs or that the Company will be able to pass on these costs to its customers. Fluctuations in the Company’s prices could also cause customer demand for the Company’s products to be reduced and net sales to decline, which could result in a material adverse effect on our business, financial condition, cash flows, or results of operations. Rising lead costs require the Company to make significant investments in inventory and accounts receivable, which reduces amounts of cash available for other purposes.

The Company also consumes significant amounts of polypropylene, steel and other materials in its manufacturing process and incurs energy costs in connection with manufacturing and distribution of its products. The market prices of these materials are also subject to fluctuation, which could impact the Company’s liquidity.

In addition, the Company purchases spent batteries from third parties to provide adequate supply for the operations of its lead recycling facilities. To the extent the Company cannot purchase spent batteries in sufficient quantities or at reasonable prices, the lack of adequate supply or increased costs could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

The Company is subject to fluctuations in exchange rates and other risks associated with its non-U.S. operations which could adversely affect the Company’s business, financial condition, cash flows or results of operations.

The Company has significant manufacturing operations in, and exports to, several countries outside the U.S. Approximately 57.1% of the Company’s net sales for fiscal 2011 were generated in Europe and ROW with the significant majority generated in Euros. Because such a significant portion of the Company’s operation is based overseas, the Company is exposed to foreign currency risk, resulting in uncertainty as to future asset and liability values, and results of operations that are denominated in foreign currencies. The Company invoices foreign sales and service transactions in local currencies, using actual exchange rates during the period, and translates these revenues and expenses into U.S. Dollars at average monthly exchange rates. Because a significant portion of the Company’s net sales and expenses are denominated in foreign currencies, the depreciation of these foreign currencies in relation to the U.S. Dollar could adversely affect the Company’s reported net sales and operating margins. The Company translates its non-U.S. assets and liabilities into U.S. Dollars using current rates as of the balance sheet date. Therefore, foreign currency depreciation against the U.S. Dollar would result in a decrease in the Company’s net investment in foreign subsidiaries.

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

The Company sells a disproportionate share of its automotive aftermarket batteries during the fall and early winter. Resellers buy automotive batteries during these periods so that they will have sufficient inventory for cold weather periods. This seasonality increases the Company’s working capital requirements and makes it more sensitive to fluctuations in the availability of liquidity. Unusually cold winters or hot summers may accelerate battery failure and increase demand for automotive replacement batteries. Mild winters and cool summers may have the opposite effect. As a result, if the Company’s sales are reduced by an unusually warm winter or cool summer, it may not be possible for the Company to recover these sales in later periods. Further, if the Company’s sales are adversely affected by the weather, it cannot make offsetting cost reductions to protect the Company’s liquidity and gross margins in the short-term because a large portion of the Company’s manufacturing and distribution costs are fixed. These circumstances could result in a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

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

The remaining portion of the Company’s battery sales are of aftermarket batteries. The factors influencing demand for automotive replacement batteries include: (1) the number of vehicles in use; (2) average battery life; (3) the average age of vehicles and their operating environment; (4) weather conditions; (5) population growth; and (6) overall economic conditions. Any significant adverse change in any one of these factors may adversely affect the Company’s business, financial condition, cash flows, or results of operations.

The loss of the Company’s primary supplier of polyethylene battery separators would have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company relies on a single supplier to fulfill certain of its needs for polyethylene battery separators — a critical component of many of the Company’s products. There is no second source that could readily provide the volume of certain of its polyethylene separators used by the Company. As a result, any major disruption in supply from this supplier would have a material adverse impact on the Company’s business, financial condition, cash flows, or results of operations.

Many of the industries in which the Company operates are cyclical.

The Company’s operating results are affected by the general cyclical pattern of the industries in which its major customer groups operate. Any significant decline in demand for replacement batteries for automobiles, light trucks, or sport utility vehicles could have a material adverse impact on the Company’s business, financial condition, cash flows or results of operations of the Company’s Transportation segments. To a lesser extent, a prolonged decline in the demand for new automobiles, light trucks or sport utility vehicles could also have an adverse impact on these segments. A weak capital expenditure environment in the telecommunications, uninterruptible power systems or electric industrial forklift truck markets could have a material adverse effect on the business, financial condition, cash flows, or results of operations of the Company’s Industrial Energy segments.

The Company is subject to pricing pressure from its larger customers.

The Company faces significant pricing pressures in all of its business segments from its larger customers. Because of their purchasing volume, the Company’s larger customers can influence market participants to compete on price and other terms. Such customers also use their buying power to negotiate lower prices. If the Company is not able to offset price reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those price reductions may have an adverse impact on the Company’s business, financial condition, cash flows, or results of operations.

The Company faces increasing competition and pricing pressure from other companies in its industries, and if the Company is unable to compete effectively with these competitors, the Company’s sales and profitability could be adversely affected.

The Company competes with a number of major domestic and international manufacturers and distributors of lead-acid batteries, as well as a large number of smaller, regional competitors. Due to excess capacity in some sectors of its industry and consolidation among industrial purchasers, the Company has been subjected to continued and significant pricing pressures. The North American, European and Asian lead-acid battery markets are highly competitive. The manufacturers in these markets compete on price, quality, technical innovation, service, and warranty. In addition, the Company is experiencing heightened competitive pricing pressure as Asian producers, which are able to employ labor at significantly lower costs than producers in the U.S. and Western Europe, expand their export capacity and increase their marketing presence in the Company’s major markets. If the Company is unable to compete effectively with these competitors, its sales and profitability could be adversely affected, which could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

If the Company is not able to develop new products or improve upon its existing products on a timely basis, the Company’s business, financial condition, cash flows or results of operations could be adversely affected.

The Company believes that its future success depends, in part, on the ability to develop, on a timely basis, new technologically advanced products or improve on the Company’s existing products in innovative ways that meet or exceed its competitors’ product offerings. Maintaining the Company’s market position will require continued investment in capital assets, research and development, and sales and marketing. Industry standards, customer expectations, or other products may emerge that could render one or more of the Company’s products less desirable or obsolete. The Company may be unsuccessful in making the technological advances necessary to develop new products or improve its existing products to maintain its market position. If any of these events occur, they could cause decreases in sales and have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company may be adversely affected by the instability and uncertainty in the world financial markets and the global economy, and uncertainty around potential terrorist activities against global companies.

Unfavorable changes in global economic conditions, including tightening credit markets, inflation or recession may result in consumers, businesses and governments deferring or lowering purchases of the Company’s products in the future. In addition, terrorist activities may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on the Company’s business, financial condition, cash flows or results of operations. These economic conditions and uncertainty also may impact the ability of the Company’s customers to purchase the Company’s products and services. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, the Company’s ability to meet customer’s demands depends, in part, on the Company’s ability to obtain timely and adequate delivery of quality materials, parts and components from its suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the global economic conditions, or terrorist attacks, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies. If such economic conditions persist, or terrorist attacks occur, they could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

The Company may be unable to successfully implement its business strategy, which could adversely affect its business, financial condition, cash flows or results of operations.

The Company’s ability to achieve its business and financial objectives is subject to a variety of factors, many of which are beyond the Company’s control. For example, the Company may not be successful in increasing its manufacturing and distribution efficiency through productivity, process improvements and cost reduction initiatives. Further, the Company may not be able to realize the benefits of these improvements and initiatives within the time frames the Company currently expects. In addition, the Company may not be successful in maintaining or increasing the Company’s percentage of captive arrangements and spent-battery collections or in otherwise hedging its lead requirements, leaving it exposed to fluctuations in the price of lead. Any failure to successfully implement the Company’s business strategy could adversely affect the Company’s business, financial condition, cash flows, or results of operations, and could further impair the Company’s ability to make certain strategic capital expenditures and meet its restructuring objectives.

The Company is subject to costly regulation in relation to environmental and occupational, health and safety matters, which could adversely affect its business, financial condition, cash flows or results of operations.

Throughout the world, the Company manufactures, distributes, recycles, and otherwise uses large amounts of potentially hazardous materials, especially lead and acid. As a result, the Company is subject to a substantial number of costly regulations. In particular, the Company is required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the U.S. and other countries, including those governing (1) emissions to air, discharges to water, noise and odor emissions; (2) the generation, handling, storage, transportation, treatment, and disposal of waste materials; and (3) the cleanup of contaminated properties and human health and safety. Compliance with these laws and regulations results in ongoing costs. The Company could also incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions, third-party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at its facilities. In addition, many of the Company’s current and former facilities are located on properties with histories of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, the Company could become liable for the cost of investigating or remediating contamination at these properties if contamination requiring such activities is discovered in the future. There is also inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis in law to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs or other environmental injuries are highly variable, and estimating these costs involves complex legal, scientific and technical judgments. The Company may become obligated to pay material remediation-related costs at its closed Tampa, Florida facility in the amount of approximately $13.2 million to $19.9 million, and at the Columbus, Georgia facility in the amount of approximately $5.7 million to $8.5 million.

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

On November 12, 2008, the Environmental Protection Agency (“EPA”) published new lead emissions standards under the National Ambient Air Quality Standards (“NAAQS”), which became effective on January 12, 2009. The new standards further restrict lead emissions by reducing the off-site concentration standards for lead in air from 1.5 micrograms per cubic meter to 0.15 micrograms per cubic meter. The Company believes that the new standards could impact a number of its U.S. facilities. Under the Clean Air Act (“CAA”), publication by the EPA of these ambient air quality standards initiates a process by which the states develop rules implementing the standards. Recently, some states have accelerated their implementation and the Company is working with these states to meet their requirements. Although the final impact on the Company’s operations cannot be reasonably determined at the current time, the Company believes that the financial impact of compliance with these lead emissions standards on its U.S. facilities will be funded through normal operations. Noncompliance with these standards could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Regulation and legislation adopted to address possible global climate change could increase the Company’s costs of operation and adversely affect the Company’s business, financial condition, cash flows or results of operations.

Recently, there has been an increasing focus on whether emissions of certain gases, commonly referred to as “greenhouse gases” including carbon dioxide, may be contributing to certain atmospheric and other climatic changes. Legislative and regulatory measures directed at limiting the emissions of greenhouse gases and other possible causes of climate change are in various phases of discussions or implementation in a number of countries in which the Company operates. Legislative, regulatory or other efforts in the United States, and international treaties to combat climate change could result in future increases in the cost of raw materials and energy sources such as electricity, natural gas and fossil fuels, all of which may result in higher manufacturing and distribution costs for the Company. The Company’s facilities may also be subject to additional regulation under future climate change policies. Compliance with environmental laws or regulations regarding the reduction of greenhouse gases could result in significant changes to the Company’s facilities and operations and result in an increased cost of conducting business. If the Company is unable to manage the financial risks or otherwise recover costs related to complying with climate change regulatory requirements, it could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

The Company established a reserve of common stock and warrants to purchase common stock for issuance to holders of these disputed unsecured claims as the claims are allowed by the Bankruptcy Court. Effective May 6, 2011 all outstanding warrants expired and were cancelled, and no further warrants will be issued from the reserve to resolve remaining pre-petition disputed unsecured claims. Although these claims are generally resolved through the issuance of common stock from the reserve rather than cash payments, the process of resolving these claims through settlement or litigation requires considerable Company resources, including expenditures for legal and professional fees and the attention of Company personnel. These costs could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s business, financial condition, cash flows or results of operations.

At March 31, 2011, approximately 16% of the Company’s hourly employees in the Americas and many of its non-U.S. employees were unionized. It is likely that a significant portion of the Company’s workforce will remain unionized for the foreseeable future. It is also possible that the portion of the Company’s workforce that is unionized may increase in the future. Contracts covering approximately 254 of the Company’s domestic employees expire in fiscal 2012, and the remainder thereafter. In addition, contracts covering most of the Company’s union employees in Europe and ROW expire on various dates through fiscal 2012. Although the Company believes that its relations with employees are generally good, if conflicts develop between the Company and its employees’ unions in connection with the renegotiation of these contracts or otherwise, work stoppages or other labor disputes could result. A work stoppage at one or more of the Company’s plants, or a material increase in its costs due to unionization activities, may have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. Work stoppages at the facilities of the Company’s customers or suppliers may also negatively affect the Company’s business. If any of the Company’s significant customers experience a material work stoppage, the customer may halt or limit the purchase of the Company’s products. This could require the Company to shut down or significantly reduce production at facilities relating to those products. Moreover, if any of the Company’s suppliers experience a work stoppage, the Company’s operations could be adversely affected if an alternative source of supply is not readily available.

The Company’s substantial indebtedness could adversely affect its business, financial condition, cash flows or results of operations.

The Company has a significant amount of indebtedness. As of March 31, 2011, the Company had total indebtedness, including capital leases, of approximately $758.2 million. The Company’s level of indebtedness could have significant consequences. For example, it could:

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

One or a combination of these factors could adversely affect the Company’s business, financial condition, cash flows or results of operations. Subject to restrictions in the indenture governing the Company’s senior secured notes and convertible notes and its asset-backed revolving credit facility (the “ABL facility”), the Company may incur additional indebtedness, which could increase the risks associated with its already substantial indebtedness.

Restrictive covenants limit the Company’s ability to operate its business and to pursue its business strategies, and its failure to comply with these covenants could result in an acceleration of its indebtedness.

The ABL facility and the indenture governing the senior secured notes contain covenants that limit or restrict the Company’s ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to its growth strategy or otherwise important to the Company. The ABL facility Agreement and the indenture governing the Company’s senior secured notes limit or restrict, among other things, the Company’s ability and the ability of its subsidiaries to:

•	Incur or guarantee additional indebtedness;

•	Pay dividends or make distributions on the Company’s capital stock or certain other restricted payments or investments;

•	Purchase or redeem stock or subordinated indebtedness;

•	Issue stock of the Company’s subsidiaries;

•	Make investments and extend credit;

•	Engage in transactions with affiliates;

•	Transfer and sell assets;

•	Effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of the Company’s assets;

•	Engage in transactions with affiliates, and

•	Create liens on the Company’s assets to secure debt.

In addition, the ABL facility requires the Company to repay outstanding borrowings with portions of the proceeds the Company receives from certain sales of property or assets and specified future debt offerings. The Company’s ability to comply with these provisions may be affected by events beyond its control.

Any breach of the covenants in the ABL facility or the indenture governing its senior secured notes could cause a default under the Company’s ABL facility and other debt (including the notes), which would restrict the Company’s ability to borrow under its ABL facility, thereby significantly impacting the Company’s liquidity which could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. If there were an event of default under any of the Company’s debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. The Company’s assets and cash flow may not be sufficient to fully repay borrowings under its outstanding debt instruments if accelerated upon an event of default. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, its senior secured credit facility, the lenders under that facility could institute foreclosure proceedings against the assets securing borrowings under the ABL facility.

Holders of the Company’s common stock are subject to the risk of dilution of their investment as the result of the issuance of additional shares of common stock to holders of pre-petition claims to the extent the reserve of common stock established to satisfy such claims is insufficient.

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

Pursuant to the Plan, the Company has established a reserve of common stock and warrants to purchase common stock for issuance to holders of unsecured pre-petition disputed claims. Effective May 6, 2011 all outstanding warrants expired and were cancelled, and no further warrants will be issued from the reserve to resolve remaining pre-petition disputed unsecured claims. To the extent this reserve is insufficient to satisfy these disputed claims, the Company would be required to issue additional shares of common stock, which would result in dilution to holders of its common stock.

Under the claims reconciliation and allowance process set forth in the Plan, the Official Committee of Unsecured Creditors, in consultation with the Company, established a reserve to provide for a pro rata distribution of common stock to holders of disputed claims as they become allowed. As claims are evaluated and processed, the Company will object to some claims or portions thereof, and upward adjustments (to the extent stock not previously distributed remain) or downward adjustments to the reserve will be made pending or following adjudication of these objections. Predictions regarding the allowance and classification of claims are inherently difficult to make.

As general unsecured claims have been allowed in the Bankruptcy Court, the Company has distributed approximately one share of common stock of the Company per $383.00 in allowed claim amount. This rate was established based upon the assumption that the new common stock allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional new common stock will be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional new common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.

The Company’s ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

The Company recognizes the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered to be more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets. As of March 31, 2011, the Company’s current and long-term deferred tax assets were $31.1 million and $81.0 million, respectively.

Negative tax consequences could materially and adversely affect the Company’s business, financial condition, cash flows or results of operations.

Adverse changes in the underlying profitability and financial outlook of the Company’s operations in several jurisdictions could lead to changes in the Company’s valuation allowances against deferred tax assets and other tax reserves on the Company’s statement of financial position that could materially and adversely affect the Company’s business, financial condition, cash flows or results of operations. Additionally, changes in tax laws in the U.S. or in other countries where the Company has significant operations could materially affect deferred tax assets and liabilities on the Company’s consolidated statement of financial position and tax expense. The Company is also subject to tax audits by governmental authorities in the U.S. and in non-U.S. jurisdictions. The Company is appealing the results of a tax audit in Spain for fiscal years 2003 through 2006 that is related to current and certain former Spanish subsidiaries. In May 2011, the Company was notified that the Spanish tax authorities will begin an audit of its current and certain former Spanish subsidiaries for fiscal years 2007 through 2010. The Company anticipates that it will receive an assessment for matters similar to those under appeal, which may amount to $40.0 million. Although the Company would appeal this estimated assessment and attempt to enter into a delayed payment plan as it successfully accomplished with respect to the 2003 through 2006 assessment, negative results from one or more such tax audits could materially and adversely affect the Company’s business, financial condition, cash flows, or results of operations.

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

Any restructuring activities that the Company may undertake, including its recently announced alignment of its businesses on a regional basis, may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

The Company regularly evaluates its existing operations, production capacity and business efficiencies and, as a result of such evaluations, the Company may undertake restructuring activities within its businesses, including the recently announced alignment of the Company’s global businesses on a regional basis. These restructuring plans may involve higher costs or longer timetables than the Company anticipates and could result in substantial costs related to severance and other employee-related matters, litigation risks and expenses, and other costs. These restructuring activities may not result in improvements in future financial performance. If the Company is unable to realize the benefits of any restructuring activities or appropriately structure its businesses to meet market conditions, the restructuring activities could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

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

Location		Use

Americas:
Milton, GA	(leased)	Executive Offices
Aurora, IL	(leased)	Executive Offices
Bristol, TN		Transportation Battery Manufacturing and Distribution Center
Cannon Hollow, MO		Secondary Lead Recycling
Columbus, GA		Transportation and Industrial Battery Manufacturing and Distribution Center
Fort Smith, AR	(leased)	Industrial Battery Manufacturing and Distribution Center
Frisco, TX		Secondary Lead Recycling
Kansas City, KS		Industrial Battery Manufacturing and Distribution Center
Lampeter, PA		Plastics Manufacturing
Manchester, IA		Transportation Battery Manufacturing and Distribution Center
Mississauga, Canada	(leased)	Distribution Center
Muncie, IN		Secondary Lead Recycling
Reading, PA		Secondary Lead Recycling and Polypropylene Reprocessing Center
Salina, KS		Transportation Battery Manufacturing and Distribution Center
Vernon, CA		Secondary Lead Recycling
Toluca, Mexico	(leased)	Distribution Center
Europe and ROW:
Adelaide, Australia		Transportation Battery Manufacturing and Distribution Center
Sydney, Australia		Industrial Battery Assembly and Distribution
Pinsk, Belarus	(leased)	Transportation Battery Manufacturing
Florival, Belgium		Distribution Center
Shanghai, China	(leased)	Executive Offices
Trafford Park, England	(leased)	Charger Manufacturing
Gennevilliers, France	(leased)	Executive Offices
Lille, France		Industrial Battery Manufacturing
Peronne, France		Plastics Manufacturing
Bad Lauterberg, Germany		Industrial Battery Manufacturing and Distribution Center
Budingen, Germany		Industrial Battery Manufacturing, Distribution Center and Executive Offices
Vlaardingen, Holland		Distribution Center
Tamilnadu, India	(leased)	Industrial Battery Manufacturing and Distribution Center
Ahmadabad, India		Transportation Battery Manufacturing

Location		Use

Romano Di Lombardia, Italy		Transportation Battery Manufacturing
Lower Hutt, New Zealand		Distribution Center
Petone, New Zealand		Secondary Lead Recycling
Poznan, Poland	(portions leased)	Transportation Battery Manufacturing
Castanheira do Riatejo, Portugal		Industrial Battery Manufacturing
Azambuja, Portugal		Secondary Lead Recycling
Azuqueca de Henares, Spain		Transportation Battery Manufacturing
San Esteban de Gomez, Spain		Secondary Lead Recycling
La Cartuja, Spain		Industrial Battery Manufacturing
Manzanares, Spain		Transportation Battery Manufacturing

In addition, the Company also leases sales and distribution outlets in America, Canada, Europe and Asia.

The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet the Company’s present needs.

Item 3.	Legal Proceedings

See Note 11 to the Consolidated Financial Statements, which is hereby incorporated herein by reference, for a discussion of the Company’s commitments and contingencies.

In July 2001, Pacific Dunlop Holdings (US), Inc. (“PDH”) and several of its foreign affiliates under the various agreements through which Exide and its affiliates acquired GNB, filed a complaint in the Circuit Court for Cook County, Illinois alleging breach of contract, unjust enrichment and conversion against Exide and three of its foreign affiliates. The plaintiffs maintain they are entitled to approximately $17.0 million in cash assets acquired by the defendants through their acquisition of GNB. In December 2001, PDH filed a separate action in the Circuit Court for Cook County, Illinois seeking recovery of approximately $3.1 million for amounts allegedly owed by the Company under various agreements between the parties. The claim arises from letters of credit and other security allegedly provided by PDH for GNB’s performance of certain of GNB’s obligations to third parties that PDH claims the Company was obligated to replace. The Company’s answer contested the amounts claimed by PDH and the Company filed a counterclaim. Both actions were later consolidated and transferred to the U.S. Bankruptcy Court for the District of Delaware. On May 25, 2011, the Bankruptcy Court approved a settlement of these claims and counterclaims, which includes a payment by the Company of a non-material amount. The parties’ respective claims and counterclaims will be dismissed with prejudice.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
	(a) Total		Shares (or Units)	Value) of Shares (or
	Number of	(b) Average Price	Purchased as Part of	Units) that May Yet
	Shares (or Units)	Paid per Share	Publicly Announced	Be Purchased Under
Period	Purchased (1)	(or Unit)	Plans or Programs	The Plans or Programs

January 1 through January 31	1,134	$10.55	—	—
February 1 through February 28	—	—	—	—
March 1 through March 31	27,849	$11.12	—	—

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

Market Data

The Company’s common stock trades on The NASDAQ Global Market under the symbol “XIDE.” The high and low sales price for each quarter in fiscal 2011 and 2010 is set forth below.

	High	Low

Fiscal 2011:
First Quarter	$6.40	$4.00
Second Quarter	$6.22	$4.14
Third Quarter	$9.63	$4.81
Fourth Quarter	$12.42	$9.40
Fiscal 2010:
First Quarter	$6.75	$3.06
Second Quarter	$8.75	$3.31
Third Quarter	$8.12	$5.94
Fourth Quarter	$8.72	$5.17

The Company did not declare or pay dividends on its common stock during fiscal years 2011 and 2010. Covenants in the ABL facility restrict the Company’s ability to pay cash dividends on capital stock and the Company presently does not intend to pay dividends on its common stock.

As of May 25, 2011, the Company had 77,580,059 shares of its common stock outstanding, with approximately 4,203 holders of record, respectively.

Equity Compensation Plan Information

As of March 31, 2011, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of the Company’s common stock or awarded shares of common stock. The following table contains information relating to such plans as of March 31, 2011.

	Number of Securities
	to be Issued upon	Weighted-Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options	Outstanding Options	Future Issuance under
Plan Category	and Rights	and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	3,019,179	$7.88	2,285,604
Equity compensation plans not approved by security holders	80,000	$13.22	—

Total	3,099,179	$8.02	2,285,604

Item 6.	Selected Financial Data

The following table sets forth selected financial data for the Company. The reader should read this information in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appear elsewhere in this report.

	Fiscal Year Ended
	2011	2010	2009	2008	2007
	(In thousands except per share data)

Statement of Operations Data
Net sales	$2,887,516	$2,685,808	$3,322,332	$3,696,671	$2,939,785
Operating income (loss)(1)	95,773	16,739	67,631	116,338	(13,870)
Net income (loss) attributable to Exide Technologies	$26,443	$(11,814)	$(69,522)	$32,059	$(105,879)
Basic earnings (loss) per share	$0.34	$(0.16)	$(0.92)	$0.47	$(2.37)
Diluted earnings (loss) per share	$0.33	$(0.16)	$(0.92)	$0.46	$(2.37)
Balance Sheet Data (at period end)
Working capital(2)	$542,037	$428,996	$489,216	$674,783	$486,866
Total assets	2,183,664	1,956,226	1,900,187	2,491,396	2,120,224
Total debt	758,158	659,527	658,205	716,195	684,454
Total stockholders’ equity attributable to Exide Technologies	404,787	332,334	326,227	544,338	330,523
Consolidated Cash Flow Data:
Cash provided by (used in):
Operating activities	$79,990	$109,162	$120,521	$1,080	$1,177
Investing activities	(71,796)	(95,242)	(101,087)	(49,797)	(47,447)
Financing activities	57,599	1,930	(29,441)	57,374	87,586
Other Data:
Capital expenditures	88,589	96,092	108,914	56,854	51,932

(1)	Operating income (loss) reflects restructuring and impairment charges of $42.3 million, $80.6 million, $75.0 million, $10.3 million, and $43.1 million in fiscal 2011, 2010, 2009, 2008, and 2007, respectively.

(2)	Working capital is calculated as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

External Factors Which Affect the Company’s Financial Performance

Lead and other Raw Materials.  Lead represents approximately 50.6% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the LME has increased 13.0% from $1,984 per metric ton for the fiscal year ended March 31, 2010 to $2,242 per metric ton for the fiscal year ended March 31, 2011. At May 25, 2011, the quoted price on the LME was $2,530 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.

Energy Costs.  The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling facilities, electricity at its battery manufacturing facilities, and diesel fuel for distribution of its products. The Company seeks to recoup increases in energy costs through price increases or surcharges. To the extent the Company is unable to pass on these higher energy costs to its customers, its financial performance will be adversely impacted.

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

Exchange Rates.  The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For fiscal 2011, the average exchange rate of the Euro to the U.S. Dollar has decreased 7.0% on average from $1.42 for fiscal 2010 to $1.32 for fiscal 2011. At March 31, 2011, the Euro was $1.42 as compared to $1.35 at March 31, 2010. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the fiscal year ended March 31, 2011, approximately 57.1% of the Company’s net sales were generated in Europe and ROW. Further, approximately 65.4% of the Company’s aggregate accounts receivable and inventory as of March 31, 2011 were held by European and ROW subsidiaries.

The Company is also exposed, although to a lesser extent, to foreign currency risk in the U.K., Poland, Australia, and various countries in the Pacific Rim. Fluctuations in exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another.

Markets.  The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results. Original equipment volumes in the transportation and motive power channels have been and continue to be impacted by unfavorable global economic conditions. In addition, capital spending by major customers in our network power channels also continue to be below historic levels.

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

Interest Rates.  The Company is exposed to fluctuations in interest rates on its variable rate debt. See Notes 2 and 7 to the Consolidated Financial Statements.

Fiscal 2011 Highlights and Outlook

The Company’s reported results continued to be impacted in fiscal 2011 by unfavorable global economic conditions, as well as fluctuations in the cost of materials and energy used in the manufacturing and distribution of the Company’s products.

In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company control the cost of its principal raw material used in North America as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average cost of spent batteries increased approximately 27.9% in fiscal 2011 versus fiscal 2010. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.

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

(iii) Continued factory and distribution productivity improvements through the Company’s established EXCELL program and Take Charge! initiative.

(iv) Continued review and rationalization of the various brand offerings of products in its markets to gain efficiencies in manufacturing and distribution, and better leverage the Company’s marketing spending.

(v) Continued investment in production capacity to meet evolving needs for enhanced batteries (AGM and Micro- Hybrid Flooded) required for the increasing numbers of Stop & Start and Micro-Hybrid vehicles.

(vi) Increased research and development and engineering investments designed to develop enhanced lead-acid products as well as products utilizing alternative chemistries. In this regard, the Company continues to identify government funding opportunities to support near and long-term technological improvements in energy storage applications.

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

Deferred Taxes.  The Company records valuation allowances to reduce its deferred tax assets to amounts that are more likely than not to be realized. While the Company has considered future taxable income and used ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, if the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company’s net recorded amount, an adjustment to the net deferred tax asset would increase income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax asset would decrease income in the period such determination was made. The Company regularly evaluates the need for valuation allowances against its deferred tax assets.

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

Results of Operations

The Company reports its results as four business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW. The following discussions provide a comparison of the Company’s results of operations for the fiscal year ended March 31, 2011 with those for the fiscal year ended March 31, 2010, and a comparison of the Company’s results of operations for the fiscal year ended March 31, 2010 with those for the fiscal year ended March 31, 2009. The information in this section should be read in conjunction with the Consolidated Financial Statements and related notes thereto appearing in Item 8 — Financial Statements and Supplementary Data.

Fiscal Year Ended March 31, 2011 compared with Fiscal Year Ended March 31, 2010

Net Sales

Net sales were $2.9 billion for fiscal 2011 versus $2.7 billion in fiscal 2010. Foreign currency translation unfavorably impacted net sales in fiscal 2011 by approximately $53.6 million. Excluding the foreign currency translation impact, net sales increased by approximately $255.3 million, or 9.5%, primarily as a result of higher unit sales in many of the Company’s markets and an estimated $150.0 million in lead related price increases.

	For the Fiscal Year Ended		Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2011	2010	Total	Related	Related
	(In thousands)

Transportation Americas	$942,014	$922,629	$19,385	$8,603	$10,782
Transportation Europe and ROW	922,870	824,190	98,680	(36,516)	135,196
Industrial Energy Americas	295,364	237,137	58,227	1,415	56,812
Industrial Energy Europe and ROW	727,268	701,852	25,416	(27,110)	52,526

TOTAL	$2,887,516	$2,685,808	$201,708	$(53,608)	$255,316

Transportation Americas net sales, excluding the foreign currency translation impact, increased 1.2% due to increase in OEM unit sales and $25.0 million impact of lead related price increases, partially offset by a decline in aftermarket unit sales and third party lead sales. Third-party lead sales for fiscal 2011 were approximately $10.1 million lower than such third-party sales in fiscal 2010.

Transportation Europe and ROW net sales, excluding foreign currency translation, increased 16.4% mainly due to higher unit sales in both the aftermarket and OEM channels and $66.8 million impact of lead related pricing actions.

Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 24.0% due to higher unit sales in both the Motive Power and Network Power markets and $12.6 million of lead related pricing actions.

Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 7.5% due to higher Motive Power unit sales and $45.7 million of lead related pricing actions, partially offset by lower Network Power unit sales.

Gross Profit

Gross profit was $564.4 million in fiscal 2011 versus $538.1 million in fiscal 2010. Gross margin was 19.5% of net sales in fiscal 2011 compared to 20.0% of net sales in fiscal 2010. Foreign currency translation unfavorably impacted gross profit in fiscal 2011 by approximately $7.2 million. Excluding the foreign currency translation impact, gross profit increased by $33.5 million primarily due to higher unit sales as well as improved manufacturing efficiencies. The increase in net sales and cost of sales from lead related pricing also had a net 110 basis point unfavorable impact on gross margin.

	For the Fiscal Year Ended
	March 31, 2011		March 31, 2010		Favorable/(Unfavorable)
		Percent of		Percent of		Currency	Non-Currency
	Total	Net Sales	Total	Net Sales	Total	Related	Related
	(In thousands)

Transportation
Americas	$183,561	19.5%	$206,472	22.4%	$(22,911)	$1,367	$(24,278)
Transportation
Europe and ROW	164,528	17.8%	142,509	17.3%	22,019	(5,147)	27,166
Industrial Energy
Americas	70,138	23.7%	53,958	22.8%	16,180	365	15,815
Industrial Energy
Europe and ROW	146,202	20.1%	135,157	19.3%	11,045	(3,791)	14,836

TOTAL	$564,429	19.5%	$538,096	20.0%	$26,333	$(7,206)	$33,539

Transportation Americas gross profit decreased primarily due to lower unit sales in the aftermarket channel combined with higher commodity costs and not sufficient pricing actions to offset, partially offset by higher OEM unit sales. The increase in net sales and cost of sales from lead related pricing also had a net 50 basis point unfavorable impact on gross margin.

Transportation Europe and ROW gross profit, excluding the foreign currency translation impact, increased primarily due to higher unit sales in both the aftermarket and OEM channels combined with approximately $3.0 million in cost savings from the fiscal 2010 closure of the Auxerre, France battery manufacturing plant. The increase in net sales and cost of sales from lead related pricing also had a net 140 basis point unfavorable impact on gross margin.

Industrial Energy Americas gross profit increased primarily due to higher unit sales in both the Motive Power and Network Power markets as well as improved manufacturing efficiencies. The increase in net sales and cost of sales from lead related pricing also had a net 110 basis point unfavorable impact on gross margin.

Industrial Energy Europe and ROW gross profit, excluding foreign currency translation impact, increased primarily due to higher Motive Power unit sales and improved manufacturing efficiencies combined with approximately $13.0 million in cost savings from the fiscal 2010 closure of the Over Hulton, UK plant, partially offset by lower Network Power unit sales. The increase in net sales and cost of sales from lead related pricing also had a net 130 basis point unfavorable impact on gross margin.

Expenses

i. Selling and administrative expenses decreased $14.4 million, to $426.4 million in fiscal 2011 from $440.8 million in fiscal 2010. Excluding favorable foreign currency translation impact of $6.0 million, the expenses decreased by $8.4 million, primarily due to cost controls and lower selling related costs. Included in selling and administrative expenses were general and administrative expenses of $177.2 million in fiscal 2011 and $182.5 million in fiscal 2010.

ii. Restructuring and impairment expenses decreased by $38.3 million, to $42.3 million in fiscal 2011 from $80.6 million in fiscal 2010, and included non-cash asset impairment charges of $9.1 million and $10.0 million in fiscal 2011 and 2010, respectively. Fiscal 2010 restructuring activities included the closure of the battery plants in Auxerre, France and Over Hulton, U.K.;

iii. Other expense (income) was $2.2 million in fiscal 2011 versus ($9.9) million in fiscal 2010. The change primarily relates to lower currency remeasurement gains of approximately $7.9 million an increase of approximately $3.3 million in reorganization costs resulting from professional fees and certain settlements of certain bankruptcy claims in cash;

iv. Loss on early extinguishment of debt was $10.8 million relates to the Company’s extinguishment of substantially all of the Company’s pre-existing long-term debt. The Company issued $675.0 million of new senior secured bonds to pay off the prior debt. See Note 7 to the Consolidated Financial Statements.

v. Interest expense increased $2.5 million, to $62.4 million in fiscal 2011 from $59.9 million in fiscal 2010 due primarily to increased borrowings.

Income (loss) before income taxes:

	For the Fiscal Year Ended		Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2011	2010	Total	Related	Related
	(In thousands)

Transportation
Americas	$55,993	$82,972	$(26,979)	$292	$(27,271)
Transportation
Europe & ROW	59,057	14,855	44,202	(2,632)	46,834
Industrial Energy
Americas	23,500	13,100	10,400	45	10,355
Industrial Energy
Europe & ROW	310	(45,322)	45,632	2,077	43,555
Unallocated expenses	(118,544)	(98,905)	(19,639)	(379)	(19,260)

TOTAL	$20,316	$(33,300)	$53,616	$(597)	$54,213

Transportation Americas income before income taxes decreased primarily due to the decrease in gross profit combined with $2.3 million higher restructuring and impairment expenses related to selling and administrative headcount reductions.

Transportation Europe and ROW income before income taxes, excluding the foreign currency translation impact, increased primarily due to higher gross profit combined with $20.2 million lower restructuring and impairment expenses related to the fiscal 2010 closure of the Auxerre, France battery plant.

Industrial Energy Americas income before income taxes increased primarily due to higher gross profit, partially offset by increased selling and marketing costs related to the higher sales, higher restructuring and impairment expenses of $1.2 million related to selling and administrative headcount reductions, as well as higher costs related to new product engineering initiatives.

Industrial Energy Europe and ROW income before income taxes, excluding foreign currency translation impact, increased primarily due to higher gross profit combined with lower restructuring and impairment expenses of $22.7 million related to the fiscal 2010 closure of a U.K. battery plant, as well as lower selling and administrative expenses resulting from headcount reductions and spending controls.

Unallocated expense detail is shown below:

	For the Fiscal Year Ended
	March 31,	March 31,	Favorable
	2011	2010	(Unfavorable)
	(In thousands)

Corporate expenses	$38,470	$44,530	$6,060
Restructuring and impairments, net	3,423	2,372	(1,051)
Currency remeasurement gain	(1,242)	(9,088)	(7,846)
Gain on revaluation of warrants	(268)	(807)	(539)
Reorgnization items, net	5,012	1,675	(3,337)
Interest, net	62,410	59,933	(2,477)
Loss on early extinguishment of debt	10,827	—	(10,827)
Other	(88)	290	378

TOTAL	$118,544	$98,905	$(19,639)

Income Taxes

The effective tax rate for fiscal 2011 and fiscal 2010 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the movement of valuation allowances in the United Kingdom, Spain, and France. During fiscal 2011, the income tax benefit increased by the reversal of valuation allowance in Italy and Australia of $15.0 million and tax rate differential on foreign earnings of $12.0 million. During fiscal 2010, the income tax benefit increased by $38.8 million due to the change in valuation of certain deferred tax balances. The Company evaluates its deferred tax assets and liabilities on a quarterly basis and during the fourth quarter, new information became available that led the Company to re-evaluate certain deferred tax liabilities. The Company is also subject to tax audits by governmental authorities in the U.S. and in non-U.S. jurisdictions. See Note 10 to the Consolidated Financial Statements.

	For the Fiscal Year Ended
	March 31,	March 31,
	2011	2010
	(In thousands)

Pre-tax (loss) income	$20,316	$(33,300)
Income tax (benefit) provision	(6,496)	(21,963)
Effective tax rate	(32.0)%	66.0%

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
Transportation
Europe and ROW	824,190	908,085	(83,895)	18,403	(102,298)
Industrial Energy
Americas	237,137	287,120	(49,983)	—	(49,983)
Industrial Energy
Europe and ROW	701,852	990,496	(288,644)	8,639	(297,283)

TOTAL	$2,685,808	$3,322,332	$(636,524)	$27,042	$(663,566)

Transportation Americas net sales decreased 18.8% due to the decline in aftermarket and OEM unit sales as well as a $3.9 million unfavorable impact of the lower average price of lead. Third-party lead sales for fiscal 2010 were approximately $62.0 million higher than such third-party sales in fiscal 2009.

Transportation Europe and ROW net sales, excluding foreign currency translation, decreased 11.3% primarily due to lower unit sales in the OEM channel, as well as $46.3 million in reduced pricing related to the lower average price of lead.

Industrial Energy Americas net sales decreased 17.4% due primarily to lower unit sales in the motive power and network power markets as well as a $10.7 million unfavorable impact of the lower average price of lead.

Industrial Energy Europe and ROW net sales, excluding foreign currency translation, decreased 30.0% due to lower unit sales in the network power and motive power markets as well as a $25.6 million unfavorable impact of the lower average price of lead.

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
Transportation
Europe and ROW	142,509	17.3%	100,394	11.1%	42,115	5,197	36,918
Industrial Energy
Americas	53,958	22.8%	79,894	27.8%	(25,936)	—	(25,936)
Industrial Energy
Europe and ROW	135,157	19.3%	218,329	22.0%	(83,172)	1,142	(84,314)

TOTAL	$538,096	20.0%	$613,668	18.5%	$(75,572)	$6,339	$(81,911)

Transportation Americas gross profit decreased primarily due to lower unit sales, partially offset by improved plant and distribution efficiencies. The increase in gross margin percentage as a percentage of net sales is principally the result of the benefits of restructuring initiatives taken during the first quarter of fiscal 2010.

Transportation Europe and ROW gross profit, excluding the foreign currency translation impact, increased primarily due to higher unit sales in the aftermarket channel as well as benefits realized by the closure of the Auxerre, France battery plant and other improved manufacturing efficiencies, partially offset by lower unit sales in the OEM channel.

Industrial Energy Americas gross profit decreased primarily due to lower unit sales in both the network power and motive power markets.

Industrial Energy Europe and ROW gross profit, excluding the foreign currency translation impact, decreased primarily due to lower unit sales in both the network power and motive power markets, partially offset by improved plant and distribution efficiencies.

Expenses

i. Selling and administrative expenses decreased $47.3 million, to $440.8 million in fiscal 2010 from $471.0 million in fiscal 2009. Foreign currency translation favorably impacted selling, marketing, and advertising costs in fiscal 2010 by approximately $2.4 million. The decrease in these expenses was due primarily to decreases in sales commissions and other spending controls, partially offset by increases in engineering spending and $5.1 million higher non-cash stock compensation costs. Included in selling and administrative expenses were general and administrative expenses of $182.5 million in fiscal 2010 and $174.0 million in fiscal 2009.

ii. Restructuring and impairment expenses increased by $5.6 million, to $80.6 million in fiscal 2010 from $75.0 million in fiscal 2009. This increase primarily related to costs associated with headcount reductions in certain manufacturing facilities, principally the Auxerre, France transportation battery plant and the Over Hulton, U.K. industrial energy battery plant closures;

iii. Other (income) expense was ($9.9) million in fiscal 2010 versus $31.7 million in fiscal 2009. The change is primarily due to a $52.4 million favorable variance in currency remeasurement, partially offset by a $6.3 million lower gain on revaluation of warrants; and

iv. Interest expense decreased $12.3 million, to $59.9 million in fiscal 2010 from $72.2 million in fiscal 2009 due primarily to the favorable impact of lower interest rates on borrowings.

Income (loss) before income taxes

	For the Fiscal Year Ended		Favorable/(Unfavorable)
	March 31,	March 31,		Currency	Non-Currency
	2010	2009	Total	Related	Related
	(In thousands)

Transportation
Americas	$82,972	$82,720	$252	$—	$252
Transportation
Europe & ROW	14,855	(62,198)	77,053	3,437	73,616
Industrial Energy
Americas	13,100	41,205	(28,105)	—	(28,105)
Industrial Energy
Europe & ROW	(45,322)	52,833	(98,155)	2,749	(100,904)
Unallocated expenses	(98,905)	(150,868)	51,963	881	51,082

TOTAL	$(33,300)	$(36,308)	$3,008	$7,067	$(4,059)

Transportation Americas income before income taxes increased primarily due to cost reductions and restructuring initiatives.

Transportation Europe and ROW income before income taxes, excluding the foreign currency translation impact, increased due primarily to increased gross profit combined with $25.2 million lower restructuring and asset impairment expenses related to the closure of the Auxerre, France battery plant, as well as other cost reduction activities and a prior year bad debt write-off.

Industrial Energy Americas income before income taxes decreased primarily due to decreased gross profit and increase in costs related to new product engineering initiatives.

Industrial Energy Europe and ROW income before income taxes decreased primarily due to lower gross profit combined with $29.9 million in higher restructuring and asset impairment expenses primarily related to the closure of the Company’s U.K. battery plant, partially offset by cost reduction initiatives and lower selling costs.

Unallocated expenses detail is shown below:

	For the Fiscal Year Ended
	March 31,	March 31,	Favorable
	2010	2009	(Unfavorable)
	(In thousands)

Corporate expenses	$44,530	$43,597	$(933)
Restructuring and impairments, net	2,372	954	(1,418)
Currency remeasurement (gain) loss	(9,088)	39,055	48,143
Gain on revaluation of warrants	(807)	(7,129)	(6,322)
Reorgnization items, net	1,675	2,179	504
Other	290	(28)	(318)
Interest, net	59,933	72,240	12,307

TOTAL	$98,905	$150,868	$51,963

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

	For the Fiscal Year Ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Pre-tax loss	$(33,300)	$(36,308)
Income tax (benefit) provision	(21,963)	32,173
Effective tax rate	66.0%	(88.6)%

Liquidity and Capital Resources

As of March 31, 2011, cash and cash equivalents of $161.4 million and availability under the Company’s senior secured asset-backed revolving credit facility (the “ABL facility”) of $144.0 million. This compared to cash and cash equivalents of $89.6 million and availability under the Company’s previous revolving credit facility of $124.6 million as of March 31, 2010.

In January 2011, the Company issued $675.0 million in aggregate principal amount of 8 5/8% senior secured notes (“Senior Secured Notes”) due 2018. The proceeds of the Senior Secured Notes were used to (1) repay outstanding borrowings under the Company’s credit facilities existing prior to that offering; (2) fund the tender offer and consent solicitation and subsequent redemption by the Company of all of the then-outstanding 10 1/2% Senior Secured Notes due 2013 after the completion of the tender offer; and (3) fund ongoing working capital and other general corporate purposes. Concurrently with the issuance of the Senior Secured Notes, the Company entered into a senior secured asset-backed revolving credit facility (the “ABL facility”) with commitments of an aggregate borrowing capacity of $200.0 million. The Company recorded a pre-tax loss on the early extinguishment of debt of $10.8 million.

The Senior Secured Notes

Borrowings under the Senior Secured Notes bear interest at a rate of 8 5/8% per annum, payable semi-annually in arrears in February and August, beginning August, 2011. Upon issuance, the Notes became the Company’s senior secured obligations, and are not guaranteed by any of the Company’s subsidiaries.

Prior to February 1, 2015, the Company may redeem in whole or in part the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, and a “make-whole” premium. In addition, prior to February 1, 2015, the Company may redeem, no more than once in any twelve-month period, up to 10% of the original aggregate principal amount of the notes at a redemption price equal to 103% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Prior to February 1, 2014, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 108.625% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. The Company may make such a redemption only if, after such redemption, at least 65% of the aggregate principal amount of the notes issued under the indenture remains outstanding and the Issuer issues a redemption notice in respect thereof not more than 60 days after the consummation of the equity offering. On or after February 1,

2015, the Company may redeem, in whole or in part, the notes at the redemption prices set forth in the following table (expressed as a percentage of the principal amount thereof):

Year	Percentage

2015	104.313%
2016	102.16%
2017 and thereafter	100.00%

Upon a change of control the Company will be required to make an offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The Notes are secured by (i) a first-priority lien on the notes priority collateral, which includes the Company’s existing and after-acquired equipment, stock of the Company’s direct subsidiaries, certain intercompany loans, certain real property, and substantially all of the Company’s other assets that do not secure the ABL facility on a first-priority basis, and (ii) a second-priority lien on the ABL priority collateral, which includes the Company’s assets that secure the ABL facility on a first-priority basis, including the Company’s receivables, inventory, intellectual property rights, deposit accounts, tax refunds, certain intercompany loans and certain other related assets and proceeds thereof. The ABL facility will be secured by a first-priority lien on the ABL priority collateral and a second-priority lien on the notes priority collateral. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral.

The indenture for these notes contains certain covenants which limit the ability of the Company and its subsidiaries’ ability to, among other things, incur debt, pay dividends, make investments, create liens or use assets as security, and sell assets including the capital stock of subsidiaries.

Asset-Backed Revolving Credit Facility

The ABL facility has a borrowing capacity of $200 million, and includes a letter of credit sub-facility of $75.0 million, a swingline sub-facility of $25.0 million and an accordion feature that permits the Company to increase the revolving credit commitments by an amount up to $50.0 million (for an aggregate revolving credit commitment of up to $250.0 million) if the Company obtains commitments from existing or new lenders for such increase. Revolving loans and letters of credit under the ABL facility will be available in U.S. Dollars and Euros. The ABL facility will mature January 25, 2016. The ABL facility (not including the swingline sub-facility) bears interest at a rate equal to (1) the base rate plus an interest margin or (2) LIBOR (for U.S. Dollar or Euro denominated revolving loans, as applicable) plus an interest margin. The base rate will be a rate per annum equal to the greatest of (a) the U.S. Federal Funds Rate plus 0.50%, (b) the prime commercial lending rate of the administrative agent, and (c) a rate equal to LIBOR for a one-month interest period plus 1.00%. The swingline sub-facility will bear interest at a rate per annum equal to the applicable floating rate (base rate or LIBOR for a one-month interest period) plus an interest margin. The interest margin will be adjusted quarterly based on the average amount available for drawing under the ABL facility and will range between 2.75% and 3.25% per annum for LIBOR borrowings and 1.75% and 2.25% per annum for base rate borrowings.

The Company’s ability to obtain revolving loans and letters of credit under the ABL facility will be subject to a borrowing base comprising the following: (1) a domestic borrowing base comprising 85% of the Company’s eligible accounts receivable and those of the Company’s domestic subsidiaries, plus 85% of the net orderly liquidation value of the Company’s eligible inventory and such domestic subsidiaries less, in each case, certain reserves and subject to certain limitations, and (2) a foreign borrowing base comprising 85% of the combined eligible accounts receivable of the Company’s foreign subsidiaries, plus 85% of the net orderly liquidation value of eligible inventory of the Company’s Canadian subsidiaries less, in each case, certain reserves and subject to certain limitations. The maximum amount of credit that will be available to the

Company under the foreign borrowing base will be limited to the U.S. Dollar equivalent of $40.0 million plus the availability generated by the eligible accounts receivable and inventory of our Canadian subsidiaries.

The obligations under the ABL facility are guaranteed by certain of the Company’s domestic subsidiaries. The obligations of Exide C.V. under the ABL facility will be guaranteed by the Company’s domestic subsidiary and certain foreign subsidiaries.

The obligations under the ABL facility will be secured by a lien on substantially all of the assets of Exide Technologies and domestic subsidiaries, and the obligations of Exide C.V. and the foreign subsidiaries under the ABL facility will be secured by a lien on substantially all of the assets of Exide Technologies and domestic subsidiaries, and on substantially all of the personal property of Exide C.V. and the foreign subsidiaries. Subject to certain permitted liens, the liens securing the obligations under the ABL facility will be first priority liens on all assets other than notes priority collateral and will be second priority liens on all notes priority collateral.

The ABL facility contains customary conditions including restrictions on, among other things, the incurrence of indebtedness and liens, dividends and other distributions, consolidations and mergers, the purchase and sale of assets, the issuance or redemption of equity interests, loans and investments, acquisitions, intercompany transactions, a change of control, voluntary payments and modifications of indebtedness, modification of organizational documents and material contracts, affiliate transactions, and changes in lines of business. The ABL facility also contains a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, tested monthly on a trailing twelve-month basis, if at any time the Company’s excess availability under the ABL facility is less than the greater of $30.0 million and 15% of the aggregate commitments of the lenders.

The Convertible Notes

In March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2011 and March 31, 2010 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2011, the Company was in compliance with covenants contained in the ABL Facility and indenture governing 8 5/8% Senior Secured Notes and floating rate convertible subordinated notes.

At March 31, 2011, the Company had outstanding letters of credit with a face value of $56.0 million and surety bonds with a face value of $2.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2011, pursuant to the terms of the agreement, was $2.2 million.

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

Sources Of Cash

The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable. Additional cash has been generated in recent years through the sale of non-core business assets.

Cash flows provided by operating activities were $80.0 million and $109.2 million in fiscal 2011 and fiscal 2010 respectively. The operating cash flows decreased primarily due to increases in inventory resulting from higher sales demand and higher cost of commodities, primarily lead, and partially offset by $50.0 million lower restructuring payments.

The Company generated $16.8 million and $0.9 million in cash from the sale of non-core assets in fiscal 2011 and fiscal 2010, respectively. These sales principally relate to the sale of surplus land and buildings.

Total debt at March 31, 2011 was $758.2 million, as compared to $659.5 million at March 31, 2010. See Note 7 to the Consolidated Financial Statements for the composition of such debt.

Cash provided by financing activities was $57.6 million and $1.9 million in fiscal 2011 and fiscal 2010, respectively. Cash flows provided by financing activities in fiscal 2011 relate primarily to net proceeds from issuance of the $675.0 million Senior Secured Notes, largely offset by pay down on previous financing obligations.

Going forward, the Company’s principal sources of liquidity will be cash on hand, cash from operations, and borrowings under the ABL facility.

Uses Of Cash

The Company’s liquidity needs arise primarily from the funding of working capital, obligations on indebtedness, capital expenditures, and funding benefit plans. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of June through October.

The Company believes that it will have sufficient ongoing liquidity to support its operational restructuring programs during fiscal 2012, including payment of remaining accrued restructuring costs of approximately $23.3 million as of March 31, 2011. For further discussion, see Note 12 to the Consolidated Financial Statements.

Capital expenditures were $88.6 million and $96.1 million in fiscal 2011 and fiscal 2010, respectively. The Company plans capital spending of approximately $110.0 million to $120.0 million in fiscal 2012.

Total pension and other post-retirement employer contributions and direct benefit payments were approximately $20.0 million and $18.9 millions in fiscal 2011 and fiscal 2010, respectively.

The Company is subject to tax audits by governmental authorities in the U.S. and in non-U.S. jurisdictions. The Company is appealing the results of a tax audit in Spain for fiscal years 2003 through 2006 that is related to current and certain former Spanish subsidiaries. In May 2011, the Company was notified that the Spanish tax authorities will begin an audit of its current and certain former Spanish subsidiaries for fiscal years 2007 through 2010. The Company anticipates that it will receive an assessment for matters similar to those under appeal, which may amount to $40.0 million. Although the Company would appeal this estimated assessment and attempt to enter into a delayed payment plan as it successfully accomplished with respect to the 2003 through 2006 assessment, negative results from one or more such tax audits could materially and adversely affect the Company’s business, financial condition, cash flows, or results of operations.

Employee Benefit Plans

Accounting and Significant Assumptions

The Company accounts for pension and post-employment benefits using the accrual method. The accrual method of accounting for pensions and post-employment benefits involves the use of actuarial assumptions concerning future events that impact estimates of the amount and timing of benefit obligations and future benefit payments.

Significant assumptions used in calculating the Company’s pension and post-employment benefit obligations and related expense are the discount rate, rate of compensation increase, and the expected long-term rate of return on plan assets. The Company establishes these underlying assumptions in consultation with its actuaries. Depending on the assumptions used, pension obligations and related expense could vary within a range of outcomes and have a material effect on the Company’s results, benefit obligations, and cash funding requirements.

The discount rates used by the Company for determining benefit obligations are generally based on high quality corporate bonds and reflect the expected cash flows of the respective plans. The assumed rates of compensation increases reflect estimates of the projected change in compensation levels based on future expectations, general price levels, productivity, and historical experience, among other factors. In evaluating the expected long-term rate of return on plan assets, the Company considers the allocation of assets and the expected return on various asset classes in the context of the long-term nature of pension obligations.

At March 31, 2011, the Company had decreased the discount rates used to value its pension benefit obligations to reflect the decrease in yields on high quality corporate bonds, and decreased the rate of compensation increases to reflect current inflationary expectations. The aggregate effect of these changes increased the present value of projected benefit obligations as of March 31, 2011.

A one-percentage point increase or decrease in the weighted average expected return on plan assets for defined benefit plans would increase or decrease net periodic benefit cost by approximately $4.0 million in fiscal 2011. A one-percentage point increase in the weighted average discount rate would decrease net periodic benefit cost for defined benefit plans by approximately $0.8 million in fiscal 2011. A one-percentage point decrease in the weighted average discount rate would decrease net periodic benefit cost for defined benefit plans by approximately $0.1 million in fiscal 2011.

Plan Funding Requirements

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company expects its cumulative minimum future cash contributions to its pension plans will total approximately $118.6 million to $154.6 million from fiscal 2012 to fiscal 2016, including $28.7 million in fiscal 2012. In addition, the Company expects that cumulative contributions to its other post retirement benefit plans will total approximately $9.6 million from fiscal 2012 to fiscal 2016, including $2.0 million in fiscal 2012.

Financial Instruments and Market Risk

From time to time, the Company has used forward contracts to hedge certain commodity price exposures, including lead. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and certain commodity purchasing related risks in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not entered into, and does not intend to enter into, contracts for speculative purposes nor be a party to any leveraged instruments. For further discussion of the Company’s financial instruments, see Note 2 to the Consolidated Financial Statements.

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

Accounts Receivable Factoring Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $67.3 million and $38.5 million of foreign currency trade accounts receivable during the fiscal years ended March 31, 2011 and 2010, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments at March 31, 2011 are summarized by fiscal year in which the payments are due in the following table:

						2017 and
	2012	2013	2014	2015	2016	Beyond	Total
	(In thousands)

Floating Rate Convertible Senior Subordinated Notes	$—	$—	$60,000	$—	$—	$—	$60,000
Senior Secured Notes	—	—	—	—	—	675,000	675,000
Interest on long-term debt(a)	60,170	60,167	60,165	60,164	60,161	92,827	393,654
Short term borrowings	9,088	—	—	—	—	—	9,088
Government loans (non-interest bearing)	—	—	—	—	1,015	9,131	10,146
Other term loans	139	139	139	158	90	202	867
Capital leases(b)	3,151	2,405	1,884	1,492	21	—	8,953
Operating leases	25,634	16,878	9,937	5,038	3,477	906	61,870
Other non-current liabilities(c)	—	16,207	13,685	10,910	9,011	49,127	98,940

Total contractual cash obligations	$98,182	$95,796	$145,810	$77,762	$73,775	$827,193	$1,318,518

(a)	Reflects the Company’s scheduled interest payments and assumes an interest rate of 0.0% on the floating rate convertible senior subordinated notes, and 8 5/8% on the Senior Secured Notes.

(b)	Capital leases reflect future minimum lease payments including imputed interest charges.

(c)	Other non-current liabilities include amounts on the Consolidated Balance Sheet as of March 31, 2011 (amounts that have been discounted are reflected as such on the table above).

(d)	Pension and other post-retirement benefit obligations are not included in the table above. The Company expects that cumulative contributions to its pension plans will total approximately $118.6 to $154.6 million from fiscal 2012 to fiscal 2016, including $28.7 million in fiscal 2012. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $9.6 million from fiscal 2012 to fiscal 2016, including $2.0 million in fiscal 2012. See Note 8 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

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

Foreign Currency Exchange Rate Risk

The Company is exposed to foreign currency risk related to uncertainties to which future earnings or asset and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies. More specifically, the Company is exposed to foreign currency risk in most European countries, principally Germany, France, the United Kingdom, Spain, Italy, and Poland. It is also exposed, although to a lesser extent, to foreign currency risk in Australia and countries in the Pacific Rim. Movements of exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. The Company enters into foreign currency forward contracts to mitigate the effect of foreign currency exchange rate fluctuations on certain transactions subject to foreign currency risk. See Note 2 to the Consolidated Financial Statements.

Commodity Price Risk

Lead is the primary material used in the manufacture of batteries, representing approximately 50.6% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. The Company occasionally enters into certain lead and non-lead commodity hedging instruments to mitigate the effect of price fluctuations in those commodities. See Note 2 to the Consolidated Financial Statements.

Interest Rate Risk

The Company is exposed to interest rate risk on its short-term borrowings and a portion of its long-term debt.

The following table presents the expected outstanding debt balances and related interest rates, excluding capital lease obligations and lines of credit, under the terms of the Company’s borrowing arrangements in effect at March 31, 2011.

	March 31,
						2017 and
	2012	2013	2014	2015	2016	Beyond
	(In thousands)

8 5/8% Senior Secured Notes	$675,000	$675,000	$675,000	$675,000	$675,000	$675,000
Fixed Interest Rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
Floating Rate Convertible Senior Subordinated Notes	60,000	60,000	—	—	—	—
Variable Interest Rate(a)	0.0%	0.0%	n/a	n/a	n/a	n/a
Other term loans	729	590	450	292	202	111
Fixed interest rate	1.52%	1.52%	1.52%	1.52%	0.79%	0.79%

(a)	Variable components of interest rates based upon market rates at March 31, 2011. See Note 7 to the Consolidated Financial Statements.

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

Management, together with our Chief Executive Officer and Chief Financial Officer, has completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and on those criteria, we determined that, as of March 31, 2011, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers, and Corporate Governance

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee financial expert and the Company’s Code of Ethics is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on September 16, 2011 (the “Proxy Statement”).

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

(b) Exhibits Required by Item 601 of Regulation S-K

See Index to Exhibits.

(c) Financial Statement Schedules

See Index to Consolidated Financial Statements at page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 1, 2011.

EXIDE TECHNOLOGIES

By:	/s/ PHILLIP A. DAMASKA
Phillip A. Damaska,
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on June 1, 2011.

By:	/s/ JAMES R. BOLCH	By:	/s/ JOHN O’HIGGINS

	James R. Bolch, Chief Executive Officer (principal executive officer)		John O’Higgins, Director

By:	/s/ PHILLIP A. DAMASKA	By:	/s/ DOMINIC J. PILEGGI

	Phillip A. Damaska, Executive Vice President and Chief Financial Officer (principal financial officer)		Dominic J. Pileggi, Director

By:	/s/ LOUIS E. MARTINEZ	By:	/s/ JOHN P. REILLY

	Louis E. Martinez, Vice President, Corporate Controller, and Chief Accounting Officer (principal accounting officer)		John P. Reilly, Chairman of the Board of Directors

By:	/s/ HERBERT F. ASPBURY	By:	/s/ MICHAEL P. RESSNER

	Herbert F. Aspbury, Director		Michael P. Ressner, Director

By:	/s/ MICHAEL R. D’APPOLONIA	By:	/s/ CARROLL R. WETZEL

	Michael R. D’Appolonia, Director		Carroll R. Wetzel, Director

By:	/s/ DAVID S. FERGUSON

David S. Ferguson, Director

INDEX TO EXHIBITS

2.1	Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated March 11, 2004, incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated May 6, 2004.
2.2	Amended Technical Amendment to (I) Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors and (II) Plan Supplement for Joint Plan of Reorganization of the Official Committee of the Unsecured Creditors and the Debtors, dated April,27, 2004, incorporated by reference to Exhibit 2.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated May 6, 2004.
2.3	Order confirming the Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors entered April 20, 2004, incorporated by reference to Exhibit 2.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated May 6, 2004.
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated November 8, 2007.
3.2	Amended and Restated Bylaws of the Company, effective March 25, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010.
4.1	Warrant Agreement, dated as of May 5, 2004, by and between the Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A (file no. 001-11263) dated May 6, 2004.
4.2	Indenture, dated as of March 18, 2005, by and between the Company and SunTrust Bank relating to the Floating Rate Convertible Senior Subordinated Notes due 2013, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 25, 2005.
4.3	Registration Rights Agreement, dated September 18, 2006, between Exide Technologies, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Associates, L.L.C., Tontine Capital Overseas Master Fund, L.P., Arklow Capital, LLC and Legg Mason Investment Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 19, 2006.
4.4	Rights Agreement, dated as of December 6, 2008, by and between the Company and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement in Form 8-A (file no. 001-11263) dated December 8, 2008.
4.5	Indenture, dated as of January 25, 2011, by and between Exide Technologies and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.
4.6	Form of 8 5/8% Senior Notes due 2018 (included as Exhibit A in Exhibit 4.5).
4.7	Registration Rights Agreement, dated January 25, 2011, by and between the Exide Technologies and Deutsche Bank Securities Inc., as representative of the several initial purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.
4.8	Security Agreement dated as of January 25, 2011, by Exide Technologies in favor of Wells Fargo Bank, National Association, as collateral agent, incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.
4.9	Supplemental Indenture, dated as of January 25, 2011, by and between Exide Technologies and U.S. Bank, National Association, as successor trustee incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.
4.10	Credit Agreement, dated as of January 25, 2011, by and among Exide Technologies, Exide Global Holding Netherlands C.V., various financial institutions named therein, and Wells Fargo Capital Finance, LLC, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.
4.11	US Security Agreement dated as of January 25, 2011, by and among Exide Technologies, and Wells Fargo Capital Finance, LLC, in its capacity as agent, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.

4.12		US General Continuing Guaranty, dated as of January 25, 2011, by Exide Technologies, in favor of Wells Fargo Capital Finance, LLC, as agent, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.
4.13		Intercreditor Agreement dated as of January 25, 2011, by and among Exide Technologies, Wells Fargo Capital Finance, LLC, as agent under the credit agreement dated January 25, 2011 and Wells Fargo Bank, National Association, as trustee and collateral agent under the indenture dated January 25, 2011, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.
†10	.30	Form of Indemnity Agreement, dated February 27, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 2, 2006.
†10	.31	Form of Restricted Share Units Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 27, 2007.
†10	.32	Form of Exide Technologies Employee Restricted Shares Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.
†10	.33	Form of Exide Technologies Employee Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.
†10	.34	Form of Non-Employee Director Stock Option Award Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.
†10	.35	Form of Non-Employee Director Restricted Shares Award Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.
10.36		Standby Purchase Agreement by and among Exide Technologies, Tontine Capital Partners, L.P., and Legg Mason Investment Trust, Inc., dated August 28, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated August 28, 2007.
†10	.37	Exide Technologies’ 2004 Stock Incentive Plan, as further amended and restated effective August 22, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q (file no. 001-11263) dated November 8, 2007.
†10	.38	Amendment to Stock Option Award Agreement between Exide Technologies and Phillip A. Damaska, dated February 18, 2008, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 20, 2008.
†10	.39	Fiscal 2010 Short Term Incentive Plan adopted by the Compensation Committee of the Board of Directors on March 25, 2009, incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K (file no. 001-11263) dated June 4, 2009.
†10	.40	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Phillip A. Damaska, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated August 6, 2009. +
†10	.41	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Barbara A. Hatcher, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated August 6, 2009. +
†10	.42	Exide Technologies 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 21, 2009.
†10	.43	Form of Performance Share Award Agreement., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010. +
†10	.44	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010.
10.45		Supply Agreement between Daramic, LLC and Exide Technologies, dated January 17, 2010, incorporated by reference to Exhibit 10.57 to the Company’s Report on Form 10-K/A (file no.001-11263) dated January 7, 2011. +
†10	.46	Employment Agreement between Exide Technologies and James R. Bolch, dated June 10, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated June 15, 2010.

†10	.47	Restricted Stock Award Agreement, dated July 26, 2010, by and between Exide Technologies and James R. Bolch, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 26, 2010.
†10	.48	Side Letter Agreement, dated July 26, 2010, by and between Exide Technologies and Gordon A. Ulsh, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 26, 2010.
†10	.49	U.K. form of Non-Employee Director Restricted Stock Unit Award, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 20, 2010.
†10	.50	U.K. form of Non-Employee Director Restricted Stock Unit Award for New Directors, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 20, 2010.
†10	.51	U.S. form of Non-Employee Director Restricted Stock Unit Award for New Directors, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 20, 2010.
†10	.52	Agreement between Exide Technologies and Edward R. Tetreault, dated September 16, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated November 4, 2010.
†10	.53	Release, Settlement, and Income Protection Agreement between Exide Technologies and George S. Jones, Jr., dated October 21, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated November 4, 2010.
†10	.54	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated November 10, 2010.
†10	.55	Release, Settlement and Income Protection Agreement between Exide Technologies and Mitchell S. Bregman, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated December 20, 2010.
†10	.56	Amendment to Agreement between Exide Technologies and Edward R. Tetreault, dated December 22, 2010, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated February 7, 2011.
†10	.57	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated April 4, 2011.
†10	.58	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated April 4, 2011. +
†*10	.59	Fiscal 2012 Annual Incentive Plan, amending and restating the Fiscal 2010 Short-Term Incentive Plan.
*21		Subsidiaries of Exide Technologies.
*23	.1	Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of James R. Bolch, Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*31	.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*32	.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed with this Report.

†	Management contract or compensatory plan or arrangement.

+	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Exide Technologies

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
June 1, 2011

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(In thousands, except per-share data)

Net sales	$2,887,516	$2,685,808	$3,322,332
Cost of sales	2,323,087	2,147,712	2,708,664

Gross profit	564,429	538,096	613,668

Selling and administrative expenses	426,370	440,761	471,022
Restructuring and impairments, net	42,286	80,596	75,015

Operating income	95,773	16,739	67,631

Other expense (income), net	2,220	(9,894)	31,699
Interest expense, net	62,410	59,933	72,240
Loss on early extinguishment of debt	10,827	—	—

Income (loss) before income taxes	20,316	(33,300)	(36,308)
Income tax (benefit) provision	(6,496)	(21,963)	32,173

Net income (loss)	26,812	(11,337)	(68,481)
Net income attributable to noncontrolling interests	369	477	1,041

Net income (loss) attributable to Exide Technologies	$26,443	$(11,814)	$(69,522)

Earnings (loss) per share
Basic	$0.34	$(0.16)	$(0.92)

Diluted	$0.33	$(0.16)	$(0.92)

Weighted average shares
Basic	76,678	75,960	75,526

Diluted	81,309	75,960	75,526

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	March 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$161,363	$89,558
Accounts receivable, net	508,937	488,942
Inventories, net	519,909	418,396
Prepaid expenses and other current assets	22,476	21,543
Deferred income taxes	31,115	24,386

Total current assets	1,243,800	1,042,825

Property, plant and equipment, net	611,635	603,160

Other assets:
Goodwill and intangibles, net	178,418	180,428
Deferred income taxes	81,036	85,613
Other noncurrent assets	68,775	44,200

	328,229	310,241

Total assets	$2,183,664	$1,956,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,088	$7,682
Current maturities of long-term debt	2,132	5,241
Accounts payable	417,156	333,532
Accrued expenses	273,387	267,374

Total current liabilities	701,763	613,829
Long-term debt	746,938	646,604
Noncurrent retirement obligations	214,236	221,248
Deferred income taxes	15,898	23,485
Other noncurrent liabilities	98,940	103,022

Total liabilities	1,777,775	1,608,188

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 77,498 and 75,601 shares issued and outstanding	775	756
Additional paid-in capital	1,127,124	1,119,959
Accumulated deficit	(772,652)	(799,095)
Accumulated other comprehensive income	49,540	10,714

Total stockholders’ equity attributable to Exide Technologies	404,787	332,334
Noncontrolling interests	1,102	15,704

Total stockholders’ equity	405,889	348,038

Total liabilities and stockholders’ equity	$2,183,664	$1,956,226

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other
				Comprehensive (Loss) Income				Exide
		Additional		Defined	Derivatives	Cummulative	Non-	Technologies
	Common	Paid-in	Accumulated	Benefit	Qualifying as	Transalation	controlling	Comprehensive
	Stock	Capital	Deficit	Plans	Hedges	Adjustment	Interest	(Loss) Income
	(In thousands)

Balance at March 31, 2008	$753	$1,104,939	$(717,662)	$53,715	$(2,514)	$105,107	$18,772

Net loss	—	—	(69,522)	—	—	—	1,041	$(69,522)
Defined benefit plans, net of tax of $25,385	—	—	—	(74,677)	—	—	—	(74,677)
Translation adjustment	—	—	—	—	—	(77,424)	(3,973)	(77,424)
Unrealized loss on derivatives, net of tax of $841	—	—	—	—	(2,455)	—	—	(2,455)

Comprehensive loss	—	—	—	—	—	—	—	$(224,078)

Cumulative effect of the measurement date change provision of ASC 715	—	—	(97)	—	—	—	—
Common stock issuance/other	2	366	—	—	—	—	—
Stock compensation	—	5,696	—	—	—	—	—

Balance at March 31, 2009	$755	$1,111,001	$(787,281)	$(20,962)	$(4,969)	$27,683	$15,840

Net loss	—	—	(11,814)	—	—	—	477	$(11,814)
Defined benefit plans, net of tax of $4,393	—	—	—	(17,436)	—	—	—	(17,436)
Translation adjustment	—	—	—	—	—	24,914	390	24,914
Net recognition of unrealized loss loss on derivatives, net of tax of $527	—	—	—	—	1,484	—	—	1,484

Comprehensive loss	—	—	—	—	—	—	—	$(2,852)

Increase in ownership of sub	—	(1,789)	—	—	—	—	(1,003)
Common stock issuance/other	1	—	—	—	—	—	—
Stock compensation	—	10,747	—	—	—	—	—

Balance at March 31, 2010	$756	$1,119,959	$(799,095)	$(38,398)	$(3,485)	$52,597	$15,704

Net income	—	—	26,443	—	—	—	369	$26,443
Defined benefit plans, net of tax of $549	—	—	—	11,505	—	—	—	11,505
Translation adjustment	—	—	—	—	—	23,846	783	23,846
Net recognition of unrealized loss loss on derivatives, net of tax of $1,237	—	—	—	—	3,475	—	—	3,475

Comprehensive income	—	—	—	—	—	—	—	$65,269

Increase in ownership of sub	—	917	—	—	—	—	(15,754)
Common stock issuance/other	19	(319)	—	—	—	—	—
Stock compensation	—	6,567	—	—	—	—	—

Balance at March 31, 2011	$775	$1,127,124	$(772,652)	$(26,893)	$(10)	$76,443	$1,102

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$26,812	$(11,337)	$(68,481)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	84,067	90,113	95,918
Unrealized gain on warrants	(268)	(807)	(7,129)
Loss on asset sales / impairments	9,055	10,002	11,744
Deferred income taxes	(11,383)	(28,363)	12,916
Provision for doubtful accounts	(759)	4,741	8,044
Non-cash stock compensation	6,567	10,747	5,696
Amortization of deferred financing costs	4,798	5,004	5,034
Loss on early extinguishment of debt	10,827	—	—
Currency remeasurement (gain) loss	(2,373)	(10,239)	42,134
Changes in assets and liabilities —
Receivables	(2,094)	21,090	162,390
Inventories	(83,369)	20,128	88,739
Other current assets	(4,360)	1,451	(1,570)
Payables	66,925	68,060	(155,958)
Accrued expenses	(4,383)	(34,888)	(11,928)
Other noncurrent liabilities	(21,302)	(23,661)	(67,004)
Other, net	1,230	(12,879)	(24)

Net cash provided by operating activities	79,990	109,162	120,521

Cash Flows From Investing Activities:
Capital expenditures	(88,589)	(96,092)	(108,914)
Proceeds from asset sales	16,793	850	7,827

Net cash used in investing activities	(71,796)	(95,242)	(101,087)

Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	1,820	(236)	(10,438)
Decrease in borrowings under Senior Secured Credit Facility	(285,423)	(3,005)	(2,977)
(Decrease) increase in other debt	(291,695)	6,995	(16,394)
Issuance of Senior Secured Notes	675,000	—	—
Financing costs	(23,093)	—	—
Debt redemption premium	(3,865)	—	—
Acquisition of noncontrolling interests / other	(15,145)	(1,824)	368

Net cash provided by (used in) financing activities	57,599	1,930	(29,441)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	6,012	4,203	(11,035)

Net Increase (Decrease) In Cash and Cash Equivalents	71,805	20,053	(21,042)
Cash and Cash Equivalents, Beginning of Period	89,558	69,505	90,547

Cash and Cash Equivalents, End of Period	$161,363	$89,558	$69,505

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for —
Interest	$41,569	$47,129	$63,567
Income taxes (net of refunds)	$7,627	$9,954	$16,288

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

(1)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. The Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the period ended March 31 of that year (e.g. “fiscal 2011” refers to the period beginning April 1, 2010 and ending March 31, 2011).

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

Nature of Operations

The Company is one of the largest manufacturers and suppliers of lead-acid batteries for transportation and industrial energy applications in the world. The Company manufactures industrial and transportation batteries in North America, Europe, India, and Australia. The Company’s transportation batteries include ignition and lighting batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from the inability of the Company’s customers to make required payments. The Company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and other external factors that may impact collectability. The majority of the Company’s accounts receivable are due from trade customers. Credit is extended based on an evaluation of the Company’s customers’ financial condition and generally, collateral is not required. Payment terms vary and accounts receivable are stated in the Consolidated Financial Statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding for longer than the payment terms are considered past due. The Company considers a number of factors in determining the allowance for doubtful accounts, including the length of time trade accounts receivable are past due, the customers’ current ability to pay their obligations to the Company, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible. The Company’s accounts receivable balance at March 31, 2011 and 2010 reflects an allowance for doubtful accounts of $29.2 million and $31.3 million, respectively.

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

Net Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the Company’s Floating Rate Convertible Senior Subordinated Notes, if dilutive. The potential dilutive effect of the assumed conversion of convertible debt is determined using the if-converted method, and considers both the impact of incremented common shares after an assumed conversion, and the related addition to net income of the after-tax interest recognized during the period on the convertible debt. Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic earnings (loss) per share.

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

The Company enters into commodity swap contracts for various time periods usually not exceeding one year. The Company uses these contracts to mitigate the effects of its exposure to price variability on certain raw materials and other costs included in the delivered cost of its products. These contracts have been designated as cash flow hedging instruments.

The Company also enters into foreign currency forward contracts for various time periods ranging from one month to several years. The Company uses these contracts to mitigate the effect of its exposure to foreign currency remeasurement gains and losses on selected transactions that will be settled in a currency other than the functional currency of the transacting entity. These contracts have been designated as fair value hedging instruments. Changes in the fair value of these currency forward contracts are recognized immediately in earnings.

The following tables set forth information on the presentation of these derivative instruments in the Company’s Consolidated Financial Statements:

		Fair Value As of
		March 31,	March 31,
	Balance Sheet	2011	2010
		(In thousands)

Asset Derivatives:
Foreign exchange forwards	Current assets	$5	$—
Commodity swaps	Current assets	1,564	665
Foreign exchange forwards	Noncurrent assets	—	4,034
Liability Derivatives:
Foreign exchange forwards	Current liabilities	$2,555	$270
Interest rate swap	Current liabilities	—	5,350
Commodity swap	Current liabilities	1,263	—

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		For the Fiscal Year Ended
		March 31,	March 31,	March 31,
	Statement of Operations	2011	2010	2009
		(In thousands)

Foreign Exchange Forwards	Other (income)
Loss (gain)	expense, net	$823	$1,198	$(4,962)
Commodity Swap
Gain	Cost of sales	(16)	(665)	—
Interest Rate Swap
Loss	Interest expense, net	5,305	6,042	2,941

(3)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of:

		Trademarks	Trademarks and
	Goodwill	and Tradenames	Tradenames
	(not Subject to	(not Subject to	(Subject to	Customer
	Amortization)	Amortization)	Amortization)	Relationships	Technology	Total
	(In thousands)

As of March 31, 2011
Gross amount	$4,568	$63,561	$14,444	$119,454	$31,986	$234,013
Accumulated amortization	—	—	(7,891)	(34,273)	(13,431)	(55,595)

Net	$4,568	$63,561	$6,553	$85,181	$18,555	$178,418

As of March 31, 2010
Gross amount	$4,538	$61,110	$13,886	$115,175	$30,742	$225,451
Accumulated amortization	—	—	(6,489)	(28,517)	(10,017)	(45,023)

Net	$4,538	$61,110	$7,397	$86,658	$20,725	$180,428

Amortization of intangible assets for fiscal year 2011 and 2010 was $8.5 million and $8.9 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8.0 million to $9.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(4)	INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31,	March 31,
	2011	2010
	(In thousands)

Raw materials	$83,584	$73,337
Work-in-process	128,003	85,838
Finished goods	308,322	259,221

	$519,909	$418,396

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31,	March 31,
	2011	2010
	(In thousands)

Land	$58,692	$58,992
Buildings and improvements	192,768	208,145
Machinery and equipment	944,862	850,078
Construction in progress	63,037	60,878

	1,259,359	1,178,093
Less: Accumulated depreciation	(647,724)	(574,933)

Property, plant and equipment, net	$611,635	$603,160

Depreciation expense was $72.8 million, $78.7 million, and $86.2 million, for fiscal 2011, 2010, and 2009, respectively.

(6)	OTHER NONCURRENT ASSETS

	March 31,	March 31,
	2011	2010
	(In thousands)

Deposits(a)	$21,813	$18,981
Deferred financing costs	23,982	7,316
Investment in affiliates	1,988	2,156
Capitalized software, net	3,102	4,402
Loan to affiliate	1,005	1,005
Retirement plans	12,523	1,958
Financial instruments	—	4,034
Other	4,362	4,348

	$68,775	$44,200

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.

(7)	DEBT

At March 31, 2011 and 2010, short-term borrowings of $9.1 million and $7.7 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 4.7% and 4.5% at March 31, 2011 and 2010, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total long-term debt at March 31, 2011 and 2010 consisted of the following:

	March 31,	March 31,
	2011	2010
	(In thousands)

8 5/8% Senior Secured Notes due 2018	$675,000	$—
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Senior Secured Credit Facility maturing 2012	—	286,661
10.5% Senior Secured Notes due 2013	—	290,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2024	14,070	15,184

Total	749,070	651,845
Less-current maturities	2,132	5,241

Total Long-Term Debt	$746,938	$646,604

Total debt including short-term borrowings at March 31, 2011 and 2010 was $758.2 million and $659.5 million, respectively.

In January 2011, the Company issued $675.0 million in aggregate principal amount of 8 5/8% senior secured notes (“Senior Secured Notes”) due 2018. The proceeds of the Senior Secured Notes were used to extinguish the Company’s previous credit facility and to discharge and thereafter redeem any and all of the Company’s outstanding 10.5% senior notes. Concurrently with the issuance of the Senior Secured Notes, the Company entered into a senior secured asset-based revolving credit facility (the “ABL facility”) with commitments of an aggregate borrowing capacity of $200.0 million. The Company recorded a pre-tax loss on the early extinguishment of debt of $10.8 million.

The Senior Secured Notes

Borrowings under the Senior Secured Notes bear interest at a rate of 8 5/8% per annum, payable semi-annually in arrears in February and August, beginning August, 2011. Upon issuance, the Notes became the Company’s senior secured obligations, and are not guaranteed by any of the Company’s subsidiaries.

The notes are secured by (i) a first-priority lien on the notes priority collateral, which includes the Company’s existing and after-acquired equipment, stock of the Company’s direct subsidiaries, certain intercompany loans, certain real property, and substantially all of the Company’s other assets that do not secure the ABL facility on a first-priority basis, and (ii) a second-priority lien on the ABL priority collateral, which includes the Company’s assets that secure the ABL facility on a first-priority basis, including the Company’s receivables, inventory, intellectual property rights, deposit accounts, tax refunds, certain intercompany loans and certain other related assets and proceeds thereof. The ABL facility will be secured by a first-priority lien on the ABL priority collateral and a second-priority lien on the notes priority collateral. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral.

The notes contain provisions by which the Company may elect to repay some or all of the principal balance prior to its 2018 maturity date:

•	Prior to February 1, 2014, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 108.625% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. The Company may make such a redemption only if, after such redemption, at least 65% of the aggregate principal amount of the notes issued under the indenture remains

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding and the Issuer issues a redemption notice in respect thereof not more than 60 days of the date of the equity offering closing.

•	Prior to February 1, 2015, the Company may:

i.	redeem in whole or in part the notes at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, and a “make-whole” premium.

ii.	redeem, no more than once in any twelve-month period, up to 10% of the original aggregate principal amount of the notes at a redemption price equal to 103% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest.

•	On or after February 1 of the years indicated below, the Company may redeem, in whole or in part, the notes at the redemption prices set forth in the following table (expressed as a percentage of the principal amount thereof):

Year	Percentage

2015	104.313%
2016	102.16%
2017 and thereafter	100.00%

Upon a change of control the Company will be required to make an offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The indenture for these notes contains certain covenants which limit the ability of the Company and its subsidiaries to, among other things, incur debt, pay dividends, make investments, create liens or use assets as security, and sell assets including the capital stock of subsidiaries.

Asset-Backed Revolving Credit Facility

The ABL facility includes a letter of credit sub-facility of $75.0 million, a swingline sub-facility of $25.0 million and an accordion feature that permits the Company to increase the revolving credit commitments by an amount up to $50.0 million (for an aggregate revolving credit commitment of up to $250.0 million) if the Company obtains commitments from existing or new lenders for such increase. Revolving loans and letters of credit under the ABL facility will be available in U.S. Dollars and Euros. The ABL facility will mature on January 25, 2016. The ABL facility (not including the swingline sub-facility) bears interest at a rate equal to (1) the base rate plus an interest margin or (2) LIBOR (for U.S. Dollar or Euro denominated revolving loans, as applicable) plus an interest margin. The base rate will be a rate per annum equal to the greatest of (a) the U.S. Federal Funds Rate plus 0.50%, (b) the prime commercial lending rate of the administrative agent, and (c) a rate equal to LIBOR for a one-month interest period plus 1.00%. The swingline sub-facility will bear interest at a rate per annum equal to the applicable floating rate (base rate or LIBOR for a one-month interest period) plus an interest margin. The interest margin will be adjusted quarterly based on the average amount available for drawing under the ABL facility and will range between 2.75% and 3.25% per annum for LIBOR borrowings and 1.75% and 2.25% per annum for base rate borrowings.

The Company’s ability to obtain revolving loans and letters of credit under the ABL facility will be subject to a borrowing base comprising the following: (1) a domestic borrowing base comprising 85% of the Company’s eligible accounts receivable and those of the Company’s domestic subsidiaries, plus 85% of the net orderly liquidation value of the Company’s eligible inventory and such domestic subsidiaries less, in each case, certain reserves and subject to certain limitations, and (2) a foreign borrowing base comprising 85% of the combined eligible accounts receivable of the Company’s foreign subsidiaries, plus 85% of the net orderly liquidation value of eligible inventory of the Company’s Canadian subsidiaries less, in each case, certain

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves and subject to certain limitations. The maximum amount of credit that will be available to the Company under the foreign borrowing base will be limited to the U.S. Dollar equivalent of $40.0 million plus the availability generated by the eligible accounts and eligible inventory of our Canadian subsidiaries.

The obligations under the ABL facility are guaranteed by certain of the Company’s domestic subsidiaries. The obligations of Exide C.V. under the ABL facility will be guaranteed by the Company’s domestic subsidiary and certain foreign subsidiaries.

The obligations under the ABL facility will be secured by a lien on substantially all of the assets of Exide Technologies and domestic subsidiaries, and the obligations of Exide C.V. and the foreign subsidiaries under the ABL facility will be secured by a lien on substantially all of the assets of Exide Technologies and domestic subsidiaries, and on substantially all of the personal property of Exide C.V. and the foreign subsidiaries. Subject to certain permitted liens, the liens securing the obligations under the ABL facility will be first priority liens on all assets other than notes priority collateral and will be second priority liens on all notes priority collateral.

The ABL facility contains customary conditions including restrictions on, among other things, the incurrence of indebtedness and liens, dividends and other distributions, consolidations and mergers, the purchase and sale of assets, the issuance or redemption of equity interests, loans and investments, acquisitions, intercompany transactions, a change of control, voluntary payments and modifications of indebtedness, modification of organizational documents and material contracts, affiliate transactions, and changes in lines of business. The ABL facility also contains a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, tested monthly on a trailing twelve-month basis, if at any time the Company’s excess availability under the ABL facility is less than the greater of $30.0 million and 15% of the aggregate commitments of the lenders.

The Convertible Notes

In March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2011 and March 31, 2010 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2011, the Company was in compliance with covenants contained in the ABL Facility and indenture agreements that cover the 8 5/8% Senior Secured Notes and floating rate convertible subordinated notes.

At March 31, 2011, the Company had outstanding letters of credit with a face value of $56.0 million and surety bonds with a face value of $2.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2011, pursuant to the terms of the agreement, was $2.2 million.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual principal payments required under long-term debt obligations at March 31, 2011 are as follows:

Amount
(In thousands)

2012	$139
2013	139
2014	60,139
2015	158
2016	1,105
2017 and beyond	684,333

Total	$746,013

See note 11 for principal payments required under capital lease obligations, which are not shown above.

(8)	EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

In the U.S., the Company has a noncontributory defined benefit pension plan that, while currently frozen, covers substantially all hourly and salaried employees. In Europe and ROW, the Company sponsors several defined benefit plans that cover substantially all employees who are not covered by statutory plans. For defined benefit plans, charges to expense are based upon underlying assumptions established by the Company in consultation with its actuaries. In most cases, the Europe and ROW defined benefit plans are not required to be funded.

The Company also has defined contribution plans in North America, Europe, and ROW with related expense of $8.8 million, $14.0 million, and $16.3 million, for fiscal 2011, 2010, and 2009, respectively.

The Company provides certain retiree health care and life insurance benefits to a limited number of employees. The Company accrues the estimated cost of providing post-retirement benefits during the employees’ applicable years of service.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2011 and 2010:

Pension Benefits:

	Fiscal Year Ended
	March 31,	March 31,
	2011	2010
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$623,275	$515,220
Service cost	3,168	3,184
Interest cost	33,357	36,592
Actuarial loss (gain)	(3,555)	103,653
Plan participants’ contributions	256	493
Benefits paid	(34,900)	(38,277)
Currency translation	15,483	9,711
Settlements and other	(3,598)	(7,301)

Benefit obligation at end of period	$633,486	$623,275

Change in plan assets:
Fair value of plan assets at beginning of period	$411,982	$327,518
Actual return on plan assets	41,565	101,504
Employer contributions	18,231	16,747
Plan participants’ contributions	256	493
Benefits paid	(34,900)	(38,277)
Currency translation	8,913	7,571
Settlements and other	(1,968)	(3,574)

Fair value of plan assets at end of period	$444,079	$411,982

Reconciliation of funded status:
Benefit obligation at end of period	$633,486	$623,275
Fair value of plan assets at end of period	444,079	411,982

Funded status	$(189,407)	$(211,293)

Amounts recognized in Statement of Financial Position:
Noncurrent other assets	$12,523	$1,958
Accrued expenses	(9,390)	(8,940)
Noncurrent retirement obligations	(192,540)	(204,311)

Net amount recognized at end of period	$(189,407)	$(211,293)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service cost	$1,042	$151
Net actuarial loss	42,165	61,435

Net amount recognized in accumulated other comprehensive loss:	$43,207	$61,586

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Post-Retirement Benefits:

	Fiscal Year Ended
	March 31,	March 31,
	2011	2010
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of period	$18,974	$19,243
Service cost	185	141
Interest cost	1,020	1,235
Actuarial loss (gain)	5,737	659
Plan participants’ contributions	98	110
Benefits paid	(1,868)	(2,256)
Plan amendments & other	(1,182)	(1,073)
Premiums paid	—	(27)
Currency translation	368	942

Benefit obligation at end of period	$23,332	$18,974

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	1,770	2,173
Plan participants’ contributions	98	110
Benefits paid	(1,868)	(2,256)
Premiums paid	—	(27)

Fair value of plan assets at end of period	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$23,332	$18,974
Fair value of plan assets at end of period	—	—

Funded status	$(23,332)	$(18,974)

Amounts recognized in statement of financial position:
Accrued expenses	$(1,636)	$(2,037)
Noncurrent retirement obligations	(21,696)	(16,937)

Net amount recognized at end of period	$(23,332)	$(18,974)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service credit	$(3,930)	$(4,420)
Net actuarial loss	8,289	2,454

Net amount recognized in accumulated other comprehensive income:	$4,359	$(1,966)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure Assumptions:

			Other Post-
	Pension Benefits		Retirement Benefits
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010

Weighted-average assumptions as of:
Discount rate	5.4%	5.5%	5.1%	5.7%
Rate of compensation increase	2.6%	2.9%	n/a	n/a

Expense Assumptions:

			Other Post-
	Pension Benefits		Retirement Benefits
	FY 2012	FY 2011	FY 2012	FY 2011
	Expense	Expense	Expense	Expense

Weighted-average assumptions for:
Discount rate	5.4%	5.5%	5.1%	5.7%
Expected return on plan assets	7.1%	7.2%	n/a	n/a
Rate of compensation increase	2.6%	2.9%	n/a	n/a

For fiscal year 2011 pension benefit expense, the Company assumed an expected weighted average return on plan assets of 7.2%. In developing this rate assumption, the Company evaluated input from third-party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

The following tables set forth the plans’ expenses recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(In thousands)

Components of net periodic benefit cost:
Service cost	$3,168	$3,184	$3,935
Interest cost	33,357	36,592	36,816
Expected return on plan assets	(28,862)	(23,443)	(30,061)
Amortization of:
Prior service cost	221	11	21
Actuarial loss (gain)	1,037	1,038	(2,417)

Net periodic benefit cost	$8,921	$17,382	$8,294

The above excludes the impact of settlement and curtailment net gains of $1.4 million, $3.2 million, and $2.0 million in fiscal 2011, 2010, and 2009, respectively. Approximately $0.7 million of expense will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2012 relating to the Company’s pension plans.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Post-Retirement Benefits
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(In thousands)

Components of net periodic benefit cost:
Service cost	$185	$141	$185
Interest cost	1,020	1,235	1,314
Amortization of:
Prior service cost	(490)	(385)	(385)
Actuarial loss (gain)	110	(15)	135

Net periodic benefit cost	$825	$976	$1,249

$0.01 million of expenses will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2012 relating to the Company’s other post retirement benefit plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $485.8 million, $481.1 million and $284.2 million, respectively, as of March 31, 2011 and $480.9 million, $475.7 million and $267.7 million, respectively, as of March 31, 2010.

The accumulated benefit obligation for the Company’s pension plans was $625.3 million as of March 31, 2011. Expected future benefit payments are as follows:

		Other Post-
		Retirement Gross
	Pension	Expected Benefit
Fiscal Year	Benefits	Payments
	(In thousands)

2012	$41,133	$2,011
2013	37,638	1,958
2014	38,301	1,921
2015	39,222	1,858
2016	40,065	1,812
2017 to 2021	215,542	8,121

Pension Plan Investment Strategy

The Company’s pension plans are invested in a diversified portfolio of investments consisting almost entirely of equity and fixed income securities. The target asset allocation for the plan portfolio is based on a combination of financial, demographic, and actuarial considerations, along with the advice of the Company’s investment advisory firm. The plans’ current target allocation is a mix of approximately 40% equity investments and 60% long duration fixed-income investments. The Company believes this target allocation will be effective in achieving the plans’ long-term investment objectives of:

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

The asset allocation for the Company’s pension plans by asset category are as follows:

	Percentage of Plan Assets at Year End
	2011	2010

Cash and cash equivalents	1%	1%
Equity securities	46%	45%
Fixed income securities	52%	53%
Other	1%	1%

Total	100%	100%

Plan Contributions

The estimated fiscal 2012 pension plan contributions are $28.7 million and other post-retirement contributions are $2.0 million. Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements.

The Company expects that cumulative contributions to its pension plans will total approximately $118.6 million to $154.6 million from fiscal 2012 to fiscal 2016, and contributions to its other post retirement benefit plans will total approximately $9.6 million from fiscal 2012 to fiscal 2016.

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$253	$198
Effect on the postretirement benefit obligation	$2,088	$1,750

(9)	STOCK BASED COMPENSATION PLANS

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s stock incentive plan provides incentives and awards to employees and directors of the Company. Under the plan, all employees are eligible to receive awards. The plan permits the granting of stock options, restricted stock, restricted stock units, and performance awards.

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

Total compensation cost related to stock compensation plans was $6.6 million and $10.8 million for fiscal 2011 and 2010, respectively. As of March 31, 2011, total compensation cost related to non-vested awards not yet recognized in the Company’s Consolidated Financial Statements was $9.0 million, which is expected to be recognized over a weighted average period of 1.55 years.

Stock Option Awards

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company did not issue stock options during the fiscal year ended March 31, 2011. The following table includes information about the weighted-average fair values of options issued in fiscal 2010 and 2009:

	For the Fiscal Year Ended
	March 31,	March 31,
	2010	2009

Weighted average fair value	$4.38	$9.77
Expected volatility	77.7% to 78.4%	67.0% to 67.7%
Risk-free interest rates	2.7% to 2.9%	3.3% to 3.8%
Expected term of options	5.6 to 6.5 years	6.5 years

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of stock option activity:

			Weighted Average
	Number of	Weighted Average	Remaining
	Stock Options	Exercise Price	Contractual Life
	(In thousands)

Shares under option:
Outstanding at March 31, 2008	3,082	$6.28	8.2 years

Granted	742	$14.99
Forfeited	(222)	$8.80
Exercised	(106)	$5.41

Outstanding at March 31, 2009	3,496	$8.00	7.6 years

Granted	605	$6.29
Forfeited	(31)	$9.28
Exercised	(64)	$3.90

Outstanding at March 31, 2010	4,006	$7.79	7.0 years

Granted	—	n/a
Forfeited	(513)	$8.79
Exercised	(393)	$4.56

Outstanding at March 31, 2011	3,100	$8.02	6.0 years

Vested and Exercisable at:
March 31, 2011	2,769	$7.83	5.8 years
March 31, 2010	2,956	$6.97	6.3 years
March 31, 2009	2,246	$6.57	7.0 years

Restricted Stock Awards

During the fiscal years ended March 31, 2011, 2010, and 2009, 1.4 million, 0.5 million, and 0.2 million, shares of restricted stock and/or restricted stock units were approved to be granted to certain eligible employees.

Restricted stock transactions during the fiscal year ended March 31, 2011 were as follows:

	Number of	Weighted-Average
	Shares	Fair Value
	(In thousands)

Outstanding (non-vested) at March 31, 2010	1,021	$7.58

Granted	1,387	7.04
Vested	(533)	7.83
Forfeited	(117)	7.18

Outstanding (non-vested) at March 31, 2011	1,758	$7.13

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	INCOME TAXES

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of income (loss) before income taxes and minority interest, and the (benefit) provision for income taxes are as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(In thousands)

Income (loss) before income taxes and minority interest:
U.S.	$(3,692)	$33,017	$31,084
Foreign	24,008	(66,317)	(67,392)

	$20,316	$(33,300)	$(36,308)

Income tax (benefit) provision:
Current
U.S.	$(268)	$(5,746)	$2,364
Foreign	5,155	12,146	16,893

	4,887	6,400	19,257

Deferred
U.S.	(1,311)	(23,332)	9,665
Foreign	(10,072)	(5,031)	3,251

	(11,383)	(28,363)	12,916

Total (benefit) provision	$(6,496)	$(21,963)	$32,173

Major differences between the federal statutory rate and the effective tax rate are as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009

Federal statutory rate	35.0%	35.0%	35.0%
Dividend income	0.4	(2.1)	2.9
Change in tax rate	(4.2)	0.5	0.4
Change in uncertain tax positions	(15.2)	15.9	3.5
Local tax provision	9.3	(7.2)	(13.7)
Change in valuation allowances	(2.1)	(93.4)	(162.3)
Revaluation of warrants	(0.4)	0.9	6.9
Rate differences on foreign subsidiaries	(59.1)	18.0	41.4
Executive Compensation	2.8	(6.3)	(1.9)
Deferred tax valuation change	—	116.4	—
Sub Part F Income	1.0	(2.0)	—
Other, net	0.5	(9.7)	(0.8)

Effective tax rate	(32.0)%	66.0%	(88.6)%

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31,	March 31,
	2011	2010
	(In thousands)

Deferred tax assets:
Operating loss and tax credit carry-forwards	$296,957	$285,069
Compensation reserves	63,261	68,020
Environmental reserves	9,934	10,944
Warranty	7,869	8,839
Other	36,327	32,343
Valuation allowance	(239,509)	(242,678)

	174,839	162,537

Deferred tax liabilities:
Property, plant and equipment	(27,020)	(23,500)
Foreign Exchange	(9,112)	(6,486)
Intangible assets	(42,454)	(46,037)

	(78,586)	(76,023)

Net deferred tax assets	$96,253	$86,514

The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31,	March 31,
	2011	2010
	(In thousands)

Current asset	$31,115	$24,386
Noncurrent asset	81,036	85,613
Noncurrent liability	(15,898)	(23,485)

	$96,253	$86,514

As of March 31, 2011 the Company has net operating loss carry-forwards (“NOLs”) for U.S. and state income tax purposes of $168.2 million. These loss carry-forwards will expire in years 2012 through 2028. The Company determined that a Sec. 382 ownership change occurred during the fiscal year ending March 31, 2007 related to the September 2006 rights offering. IRC Sec. 382 places annual limits on the amount of the Company’s U.S. and state NOLs that may be used to offset future taxable income. The Company has calculated its Sec. 382 limitation on U.S. and state losses incurred prior to September 15, 2006 to approximate $5.0 million per year over the next nineteen years.

At March 31, 2011, certain of the Company’s foreign subsidiaries have NOLs for income tax purposes of approximately $1.13 billion, of which approximately $209.6 million expire in fiscal years 2012 through 2026. The remaining NOLs are available for carry-forward indefinitely.

Valuation allowances have been recognized in certain foreign tax jurisdictions to reduce the deferred tax assets for loss carryforwards and deductible temporary differences for which it is more likely than not that the tax benefits associated with those assets will not be realized. In other jurisdictions (primarily the U.S. and Germany), the Company’s net deferred tax assets include loss carryforwards and deductible temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. Each quarter, the Company reviews the need to report the

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits or previously established valuation allowances should be released. This review is performed on a jurisdiction by jurisdiction basis. As global market conditions and the Company’s financial results in certain jurisdictions improve, the continued release of related valuation allowances may occur.

During fiscal 2011, the Company determined that the realization of tax benefits from deferred tax assets relating to its Italian and Australian operations is more likely than not, and reversed the valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and its expected profitability in the current and future years. Reversal of the valuation allowance resulted in a non-cash income tax benefit of $6.0 million for Italy and $9.0 million for Australia.

As of March 31, 2011, the Company had not provided for withholding or U.S. Federal income taxes on current or prior year undistributed earnings of certain foreign subsidiaries since such earnings are expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards. As of March 31, 2011 and 2010, the Company had approximately $153.7 million and $130.9 million, respectively, of undistributed earnings in its foreign subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings.

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

With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2005. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.

The Company is appealing the results of a tax audit in Spain for fiscal years 2003 through 2006 that is related to current and certain former Spanish subsidiaries. In May 2011, the Company was notified that the Spanish tax authorities will begin an audit of its current and certain former Spanish subsidiaries for fiscal years 2007 through 2010. The Company anticipates that it will receive an assessment for matters similar to those under appeal, which may amount to $40.0 million. Although the Company would appeal this estimated assessment and attempt to enter into a delayed payment plan as it successfully accomplished with respect to the 2003 through 2006 assessment, negative results from one or more such tax audits could materially and adversely affect the Company’s business, financial condition, cash flows, or results of operations.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	March 31,	March 31,
	2011	2010
	(In thousands)

Beginning of year	$52,000	$70,544
Increases for tax positions taken during current period	2,018	6,085
Increases for currency fluctuation on tax positions	2,575	2,711
Decreases for settlements with taxing authorities	(3,550)	(22,634)
Decreases for lapse of the applicable statue of limitations	(1,520)	(4,706)

End of year	$51,523	$52,000

The amount, if recognized, that would affect the Company’s effective tax rate at March 31, 2011 and March 31, 2010 is $18.3 million and $18.7 million, respectively.

The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At March 31, 2011 and March 31, 2010, before any tax benefits, the Company had $2.7 million and $3.9 million , respectively, of accrued interest and penalties on unrecognized tax benefits.

During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded uncertain tax benefits will occur in the next twelve months. The removal of these uncertain tax benefits would affect the Company’s effective tax rate by $1.1 million.

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As general unsecured claims have been allowed in the Bankruptcy Court, the Company has distributed approximately one share of common stock per $383.00 in allowed claim amount and approximately one warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the common stock and warrants allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. Effective May 6, 2011, all outstanding warrants expired and were cancelled. No more warrants will be issued to resolve any remaining pre-petition claims. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock will be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.

Based on information available as of May 29, 2011, approximately 12.7% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.

Private Party Lawsuits and other Legal Proceedings

In 2003, the Company served notices to reject certain executory contracts with EnerSys, which the Company contended were executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company’s request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit’s mandate, the Bankruptcy Court vacated its prior orders and denied the Company’s motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys does not have enforceable rights under the Trademark License under Bankruptcy Code provisions which the Company believes are relevant to non-executory contracts. EnerSys has filed a motion to dismiss that complaint, which the Company has opposed, and the motion remains pending. Additionally, on September 27, 2010, the Company filed a Petition for Certiorari, requesting that the U.S. Supreme Court issue a writ of certiorari to the Third Circuit Court of Appeals to review that court’s judgment. The Petition for Certiorari was denied by the Supreme Court on February 22, 2011.

Environmental Matters

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational health, and safety laws and

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has received notification from the U.S. Environmental Protection Agency (“EPA”), equivalent state and local agencies or others alleging or indicating that the Company is or may be responsible for performing and/or investigating environmental remediation, or seeking the repayment of the costs spent by governmental entities or others performing investigations and/or remediation at certain U.S. sites under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws. On May 25, 2011, as part of the claims reconciliation process under the Plan, the Bankruptcy Court approved a settlement between the Company and the EPA (“EPA Settlement”) regarding a number of federal environmental claims. The claims allowed pursuant to the EPA Settlement will be resolved with the distribution of Company common stock pursuant to the Plan. The EPA Settlement also caps the Company’s proportionate liability, if any, that may ultimately arise in the future with respect to federal claims at certain unknown sites.

Separate from the EPA Settlement, the Company monitors and responds to inquiries from the EPA, equivalent state and local agencies and others at approximately 50 federally defined Superfund or state equivalent sites. While the ultimate outcome of the environmental matters described in this paragraph is uncertain due to several factors, including the number of other parties that may also be responsible, the scope of investigation performed at such sites and the remediation alternatives pursued by such federal and equivalent state and local agencies, the Company presently believes any liability for these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company is also involved in the assessment and remediation of various other properties, including certain currently and formerly owned or operating facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate regulatory authorities. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies with respect to these currently or formerly owned or operating locations. While the ultimate outcome of the environmental matters described in this paragraph is uncertain, the Company presently believes the resolution of these known environmental matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of March 31, 2011 and March 31, 2010, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $28.2 million and $31.8 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.

The sites that currently have the largest reserves include the following:

Tampa, Florida

The Tampa site is a former secondary lead recycling plant, lead oxide production facility, and sheet lead-rolling mill that operated from 1943 to 1989. Under a RCRA Part B Closure Permit and a Consent Decree with the State of Florida, Exide is required to investigate and remediate certain historic environmental impacts to the site. Cost estimates for remediation (closure and post-closure) are expected to range from $13.2 million

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to $19.9 million depending on final State of Florida requirements. The remediation activities are expected to occur over the course of several years.

Columbus, Georgia

The Columbus site is a former secondary lead recycling plant that was taken out of service in 1999, but remains part of a larger facility that includes an operating lead-acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated at $5.7 million to $8.5 million.

Guarantees

At March 31, 2011, the Company had outstanding letters of credit with a face value of $56.0 million and surety bonds with a face value of $2.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at March 31, 2011, pursuant to the terms of the agreement, totaled approximately $2.2 million.

Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. March 31, 2011, bank guarantees with an aggregate face value of $17.8 million were outstanding.

Sales Returns and Allowances

The Company provides for an allowance for product returns and/or allowances. Based upon product examination in the manufacturing re-work process, the Company believes that the majority of its product returns are not the result of product defects. The Company recognizes the estimated cost of product returns as a reduction of net sales in the period in which the related revenue is recognized. The product return estimates are based upon historical trends and claims experience, and include assessment of the anticipated lag between the date of sale and claim/return date.

Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2010	$36,257
Accrual for sales returns and allowances	35,704
Settlements made (in cash or credit) and currency translation	(36,254)

Balance at March 31, 2011	$35,707

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2010, are:

Fiscal Year	Operating	Capital
	(In thousands)

2012	$25,634	$3,151
2013	16,878	2,405
2014	9,937	1,884
2015	5,038	1,492
2016	3,477	21
Thereafter	906	—

Total minimum payments	$61,870	8,953

Less — Interest on capital leases		637

Total principal payable on capital leases (included in Long-term debt)		$8,316

Rent expense amounted to $49.5 million, $52.5 million, and $55.2 million, for the fiscal years ended March 31, 2011, 2010, and 2009, respectively.

(12)	RESTRUCTURING AND IMPAIRMENTS, NET

The Company continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational, sales management, and divisional leadership.

During fiscal 2011, the Company recorded restructuring and impairment charges of $42.3 million, representing $24.6 million severance, $8.6 million closure costs and $9.1 million net loss on asset sales and impairments. These charges primarily represent consolidation efforts in the Company’s workforce of approximately 396 positions.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes restructuring reserve activity and asset sale and impairment (gain) loss, net:

				Asset Sale and
	Severance	Closure	Total	Impairments
	Costs	Costs	Restructuring	(gain) loss	Total Expenses
	(In thousands)

Balance at March 31, 2008	$1,788	$3,282	$5,070
Expenses	57,508	5,763	63,271	$11,744	$75,015

Payments and Currency Translation	(21,496)	(4,427)	(25,923)

Balance at March 31, 2009	37,800	4,618	42,418
Expenses	55,550	15,044	70,594	$10,002	$80,596

Payments and Currency Translation	(73,867)	(12,567)	(86,434)

Balance at March 31, 2010	19,483	7,095	26,578
Expenses	24,654	8,577	33,231	$9,055	$42,286

Payments and Currency Translation	(25,405)	(11,065)	(36,470)

Balance at March 31, 2011	$18,732	$4,607	$23,339

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

Summarized restructuring and asset sale and impairment expenses by segment:

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(In thousands)

Transportation Americas	$7,406	$5,155	$4,872
Transportation Europe & ROW	6,816	26,990	52,197
Industrial Energy Americas	1,687	472	1,388
Industrial Energy Europe & ROW	22,954	45,607	15,606
Unallocated	3,423	2,372	952

TOTAL	$42,286	$80,596	$75,015

(13)	EARNINGS (LOSS) PER SHARE

The Company computes basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss), after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. For the fiscal year ended March 31, 2011, market rates were below the level at which interest payments for these notes are required.

Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculating basic earnings (loss) per share. Basic and diluted earnings (loss) per share for the fiscal years ended March 31, 2011, 2010 and 2009 are summarized as follows:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(In thousands)

Net income (loss) attributable to Exide Technologies	$26,443	$(11,814)	$(69,522)
Basic weighted average shares outstanding	76,678	75,960	75,526

Effect of dilutive securities:
Floating rate convertible notes	3,697	—	—
Employee stock options	619	—	—
Employee restricted stock awards (non-vested)	315	—	—

	4,631	—	—

Diluted weighted average shares outstanding	81,309	75,960	75,526

Basic earnings (loss) per share:	$0.34	$(0.16)	$(0.92)

Diluted earnings (loss) per share:	$0.33	$(0.16)	$(0.92)

For the fiscal year ended March 31, 2011, approximately 1.5 million stock options were excluded from the diluted earnings per share calculation because their exercise prices were greater than the average market price of the related common stock for the period, and their inclusion would be antidilutive. The remaining options were included in the treasury stock method calculation, and the resulting incremental shares were included in the calculation of diluted earnings per share. In addition, approximately 6.7 million warrants were outstanding for the period, but were all excluded from the diluted earnings per share calculation because their exercise prices were greater than the market price of the related common stock for the period, and their inclusion would also be antidilutive. Due to a net loss for the fiscal years ended March 31, 2010 and 2009, certain potentially dilutive shares were excluded from the diluted loss per share calculation for those periods because their effect would be antidilutive:

	March 31,	March 31,
	2010	2009

Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	3,967	3,496
Restricted stock awards	1,026	897
Warrants	6,725	6,725

Total	15,415	14,815

(14)	INTEREST EXPENSE, NET

Interest income of $0.8 million, $1.1 million, and $2.4 million, is included in interest expense, net for the fiscal years ended March 31, 2011, 2010, and 2009, respectively.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	OTHER EXPENSE (INCOME), NET

Other expense (income), net consist of:

	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(In thousands)

Equity income	$(111)	$(443)	$(1,190)
Currency remeasurement (gain) loss(a)	(2,373)	(10,239)	42,134
(Gain) loss on revaluation of warrants	(268)	(807)	(7,129)
Reorgnization items(b)	5,012	1,674	2,179
Other	(40)	(79)	(4,295)

	$2,220	$(9,894)	$31,699

(a)	The currency remeasurement gain relates primarily to intercompany loans to foreign subsidiaries denominated in Euros and the Australian dollar.

(b)	Reorganization items primarily consist of professional fees and claim settlements related to the Company’s prior bankruptcy filing, from which the successor Company emerged May 2004.

(16)	FAIR VALUE MEASUREMENTS

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

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	March 31, 2011		March 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value
	(In thousands)

(Liability) Asset:
Senior Secured Notes due 2018	$(675,000)	$(718,031)	$—	$—
Convertible Senior Subordinated Notes due 2013	(60,000)	(55,425)	(60,000)	(39,150)
Senior Secured Credit Facility	—	—	(286,661)	(264,816)
Senior Secured Notes due 2013	—	—	(290,000)	(294,350)
Interest Rate Swap(a)	—	—	(5,350)	(5,350)
Foreign Currency Forwards(a)
Asset	5	5	4,034	4,034
Liability	(2,555)	(2,555)	(270)	(270)
Commodity Swap(a)
Asset	1,564	1,564	665	665
Liability	(1,263)	(1,263)	—	—

(a)	These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

• Level 1 — Observable inputs such as quoted prices in active markets for identical assets and liabilities;

• Level 2 — Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

• Level 3 — Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents our financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

			Significant
		Quoted Price in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

March 31, 2011:
Assets:
Foreign currency forward	$5	$—	$5	$—
Commodity Swap	1,564	—	1,564	—
Liabilities:
Foreign exchange forward	2,555	—	2,555	—
Commodity Swap	1,263	—	1,263	—
March 31, 2010:
Assets:
Foreign exchange forward	$4,034	$—	$4,034	$—
Commodity Swap	665	—	665	—
Liabilities:
Interest rate swap	5,350	—	5,350	—
Foreign exchange forward	270	—	270	—

The Company uses a market approach to determine the fair values of all of its derivative instruments subject to recurring fair value measurements. The fair value of each financial instrument was determined based upon observable forward prices for the related underlying financial index or commodity price, and each has been classified as Level 2 based on the nature of the underlying markets in which those derivatives are traded. As discussed in Note 7, the interest rate swap was settled in January 2011 in connection with the Company’s extinguishment of certain long-term obligations. For additional discussion of the Company’s derivative instruments and hedging activities, see Note 2.

The following table summarizes the investments that comprise the assets of the Company’s pension plans (see Note 8), all of which are measured at fair value on a recurring basis, and the basis for that measurement:

			Significant
		Quoted Price in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

March 31, 2011
Cash and cash equivalents	$5,776	$5,776	$—	$—
Mutual funds:
Equity — U.S.-based companies	191,343	—	191,343	—
Equity — International-based companies	86,024	—	86,024	—
Fixed income	157,651	—	157,651	—
Other	3,285	—	3,285	—

Total pension assets	$444,079	$5,776	$438,303	$—

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents consist primarily of excess cash balances in the plans’ investment accounts, and are classified as Level 1. The fair value of the plans’ mutual fund investments are based on net asset value, which is based on quoted market prices of the underlying assets owned by the fund (reduced by its liabilities) divided by the number of shares outstanding.

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

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Fiscal Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(In thousands)

Net sales
Transportation Americas	$942,014	$922,629	$1,136,631
Transportation Europe & ROW	922,870	824,190	908,085
Industrial Energy Americas	295,364	237,137	287,120
Industrial Energy Europe & ROW	727,268	701,852	990,496

	$2,887,516	$2,685,808	$3,322,332

Income (loss) before income taxes
Transportation Americas	$55,993	$82,972	$82,720
Transportation Europe & ROW	59,057	14,855	(62,198)
Industrial Energy Americas	23,500	13,100	41,205
Industrial Energy Europe & ROW	310	(45,322)	52,833
Unallocated expenses(a)	(118,544)	(98,905)	(150,868)

	$20,316	$(33,300)	$(36,308)

(a)	Includes unallocated corporate expenses, interest expense, currency remeasurement gain/loss, and gain/loss on revaluation of warrants.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information is as follows:

	Revenues from External Customers
	Fiscal Year Ended
	March 31,	March 31,	March 31,
	2011	2010	2009
	(In thousands)

United States	$1,072,139	$1,028,339	$1,293,326
France	180,716	180,182	242,565
Germany	363,296	297,732	423,741
Italy	194,231	183,467	209,287
Spain	231,304	242,084	260,822
Poland	112,972	109,730	125,384
Other	732,858	644,274	767,207

Total	$2,887,516	$2,685,808	$3,322,332

	Long-Lived Assets
	March 31,	March 31,
	2011	2010
	(In thousands)

United States	$270,136	$260,703
France	20,492	22,598
Germany	75,962	72,395
Italy	52,602	61,364
Spain	90,515	81,752
Poland	28,196	26,356
Other	73,732	77,992

Total	$611,635	$603,160

(18)	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations:

	For the Fiscal Year Ended March 31, 2011
	First	Second	Third	Fourth
	(In thousands, except per share data)

Net sales	$644,666	$668,008	$800,296	$774,546
Gross profit	120,366	136,728	165,599	141,736
(Loss) income before income taxes	(14,806)	20,077	37,834	(22,789)
Net (loss) income attributable to Exide Technologies	(9,044)	17,957	31,210	(13,680)
(Loss) earnings per share:
Basic	$(0.12)	$0.23	$0.41	$(0.18)
Diluted	$(0.12)	$0.22	$0.38	$(0.18)

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Fiscal Year Ended March 31, 2010
	First	Second	Third	Fourth
	(In thousands, except per share data)

Net sales	$592,854	$631,815	$746,472	$714,667
Gross profit	106,684	129,906	158,198	143,308
(Loss) income before income taxes	(49,144)	1,209	22,545	(7,910)
Net (loss) income attributable to Exide Technologies	(53,974)	(7,989)	9,772	40,377
(Loss) earnings per share:
Basic	$(0.71)	$(0.11)	$0.13	$0.53
Diluted	$(0.71)	$(0.11)	$0.12	$0.50

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Schedule II

		Additions/
	Balance at	Adjustments	Deductions/		Balance
	Beginning	Charged to	Charge-	Currency	at End of
	of period	Expense	offs	Translation	Period
			(In thousands)

Allowance for Doubtful Accounts
Fiscal year ended:
March 31, 2009	$33,630	8,044	(7,310)	(5,509)	$28,855

March 31, 2010	$28,855	4,741	(3,000)	678	$31,274

March 31, 2011	$31,274	(759)	(2,348)	1,060	$29,227

Valuation Allowance on Deferred Tax Assets
Fiscal year ended:
March 31, 2009	$184,640	55,188	(3,783)	(32,150)	$203,895

March 31, 2010	$203,895	40,545	(2,427)	665	$242,678

March 31, 2011	$242,678	4,974	(15,677)	7,534	$239,509