Form 10-Q
period 2011-06-30
EXIDE TECHNOLOGIES
filed 2011-08-04
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
     As of July 29, 2011, 78,093,507 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands, except per-share data)
Net sales	$745,095	$644,666
Cost of sales	628,445	529,948

Gross profit	116,650	114,718

Selling and administrative expenses	102,738	96,015
Restructuring and impairments, net	295	8,205

Operating income	13,617	10,498

Other expense, net	120	10,321
Interest expense, net	17,660	14,983

Loss before income taxes	(4,163)	(14,806)
Income tax provision (benefit)	1,633	(5,800)

Net loss	(5,796)	(9,006)
Net (loss) income attributable to noncontrolling interests	(604)	38

Net loss attributable to Exide Technologies	$(5,192)	$(9,044)

Loss per share
Basic and diluted	$(0.07)	$(0.12)

Weighted average shares
Basic and diluted	77,518	76,315

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	June 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$130,856	$161,363
Accounts receivable, net	483,907	508,937
Inventories, net	599,813	519,909
Prepaid expenses and other current assets	22,790	22,476
Deferred income taxes	31,485	31,115

Total current assets	1,268,851	1,243,800

Property, plant and equipment, net	619,289	611,635

Other assets:
Goodwill and intangibles, net	179,102	178,418
Deferred income taxes	85,926	81,036
Other noncurrent assets	73,418	68,775

	338,446	328,229

Total assets	$2,226,586	$2,183,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$10,218	$9,088
Current maturities of long-term debt	1,644	2,132
Accounts payable	421,596	417,156
Accrued expenses	299,719	273,387

Total current liabilities	733,177	701,763
Long-term debt	746,533	746,938
Noncurrent retirement obligations	213,773	214,236
Deferred income taxes	18,271	15,898
Other noncurrent liabilities	98,365	98,940

Total liabilities	1,810,119	1,777,775

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 77,915 and 77,498 shares issued and outstanding	779	775
Additional paid-in capital	1,130,305	1,127,124
Accumulated deficit	(777,844)	(772,652)
Accumulated other comprehensive income	62,542	49,540

Total stockholders’ equity attributable to Exide Technologies	415,782	404,787
Noncontrolling interests	685	1,102

Total stockholders’ equity	416,467	405,889

Total liabilities and stockholders’ equity	$2,226,586	$2,183,664

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	June 30, 2011	June 30, 2010
Cash Flows From Operating Activities:
Net loss	$(5,796)	$(9,006)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities—
Depreciation and amortization	21,755	20,936
Unrealized gain on warrants	(68)	(101)
Net loss on asset sales / impairments	248	1,311
Deferred income taxes	(1,849)	(9,824)
Provision for doubtful accounts	455	(416)
Non-cash stock compensation	1,368	1,957
Amortization of deferred financing costs	1,090	1,213
Currency remeasurement loss	2,551	9,756
Changes in assets and liabilities —
Receivables	30,937	53,749
Inventories	(72,075)	(53,807)
Other current assets	(126)	(314)
Payables	(2,529)	(6,531)
Accrued expenses	19,981	(9,481)
Other noncurrent liabilities	(5,018)	328
Other, net	(3,506)	3,468

Net cash (used in) provided by operating activities	(12,582)	3,238

Cash Flows From Investing Activities:
Capital expenditures	(18,723)	(10,447)
Proceeds from asset sales	9	287

Net cash used in investing activities	(18,714)	(10,160)

Cash Flows From Financing Activities:
Increase in short-term borrowings	834	2,286
Decrease in borrowings under Senior Secured Credit Facility	—	(714)
Decrease in other debt	(1,184)	(410)
Acquisition of noncontrolling interests/other	277	(865)

Net cash (used in) provided by financing activities	(73)	297

Effect of Exchange Rate Changes on Cash and Cash Equivalents	862	(2,395)

Net Decrease In Cash and Cash Equivalents	(30,507)	(9,020)
Cash and Cash Equivalents, Beginning of Period	161,363	89,558

Cash and Cash Equivalents, End of Period	$130,856	$80,538

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period —
Interest	$2,139	$4,097
Income taxes (net of refunds)	$3,939	$1,658
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
(1) BASIS OF PRESENTATION
     The Condensed Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. These statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles in the United States (“GAAP”), or those disclosures normally made in the Company’s annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011 for further information.
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
     Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the period ended March 31 of that year (e.g., “fiscal 2012” refers to the period beginning April 1, 2011 and ending March 31, 2012). Certain comparative prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation. Specifically, the Company reclassified approximately $5.6 million from selling and administrative expenses to cost of sales in the prior year quarter to conform the classification of certain Industrial Energy Europe and Rest of World (“ROW”) headcount and related expenses to that of other operating segments. This reclassification did not impact operating income or cash flows.
(2) STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
     The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Capital	Deficit	Income	Interests	Equity
	(In thousands)
Balance at April 1, 2011	$775	$1,127,124	$(772,652)	$49,540	$1,102	$405,889

Net loss	—	—	(5,192)	—	(604)	(5,796)
Defined benefit plans, net of tax of $8	—	—	—	6	—	6
Translation adjustment	—	—	—	12,261	187	12,448
Net recognition of unrealized gain on derivatives, net of tax	—	—	—	735	—	735
Common stock issuance/other	4	1,813	—	—	—	1,817
Stock compensation	—	1,368	—	—	—	1,368

Balance at June 30, 2011	$779	$1,130,305	$(777,844)	$62,542	$685	$416,467

Total comprehensive income (loss) and its components are as follows:

	For the Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Net loss	$(5,796)	$(9,006)

Defined benefit plans	6	480
Cumulative translation adjustment	12,448	(19,248)
Derivatives qualifying as hedges	735	928

Total comprehensive income (loss)	$7,393	$(26,846)

(3) ACCOUNTING FOR DERIVATIVES
     The Company uses derivative contracts to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. The Company does not enter into derivative contracts for trading or speculative purposes.
     The Company recognizes outstanding derivative instruments as assets or liabilities, based on measurements of their fair values. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive income, and subsequently recorded in earnings only as the related variability on the hedged transaction is recorded in earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in earnings immediately upon occurrence, and the classification of cash flows from these instruments is consistent with that of the transactions being hedged. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving fair value changes that offset the fair value changes of the assets or liabilities being hedged. Regardless of a derivative’s accounting designation, changes in its fair value that are not offset by fair value changes in the asset or liability being hedged are considered ineffective, and are recognized in earnings immediately.
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
     During the first quarter of fiscal 2012, the Company entered into an interest rate swap. The swap was not designated as a hedging instrument, and the changes in its fair value have been recognized in earnings for the quarter ended June 30, 2011. The Company terminated the swap contract in July of 2011.
     The following tables set forth information on the presentation of these derivative instruments in the Company’s Condensed Consolidated Financial Statements:

		Fair Value As of
	Balance Sheet Location	June 30, 2011	March 31, 2011
		(In thousands)
Asset Derivatives:
Interest rate swap (a)	Current assets	$3,344	$—
Commodity swaps	Current assets	1,262	1,564

Liability Derivatives:
Foreign exchange forwards	Current liabilities	3,222	$2,555
Commodity swap	Current liabilities	539	1,263

	Statement of Operations	For the Three Months Ended
	Location	June 30, 2011	June 30, 2010
		(In thousands)
Foreign Exchange Forwards
Loss (gain)	Other (income) expense, net	$ 1,958	$ (10,537)
Interest Rate Swap (a)
Gain	Other (income) expense, net	(2,922)	—
Interest Rate Swap
Loss	Interest expense, net	—	1,429

(a)	Interest rate swap not designated as a hedging instrument.
(4) GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of:

		Trademarks	Trademarks
		and	and
	Goodwill	Tradenames	Tradenames
	(not subject to	(not subject to	(subject to	Customer
	amortization)	amortization)	amortization)	Relationships	Technology	Total
	(In thousands)
As of June 30, 2011
Gross amount	$4,543	$64,659	$14,695	$121,526	$32,483	$237,906
Accumulated amortization	—	—	(8,317)	(36,127)	(14,360)	(58,804)

Net	$4,543	$64,659	$6,378	$85,399	$18,123	$179,102

As of March 31, 2011
Gross amount	$4,568	$63,561	$14,444	$119,454	$31,986	$234,013
Accumulated amortization	—	—	(7,891)	(34,273)	(13,431)	(55,595)

Net	$4,568	$63,561	$6,553	$85,181	$18,555	$178,418

     Amortization of intangible assets for the first three months of fiscal 2012 and 2011 was $2.1 million and $2.1 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8.0 million to $9.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES
Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	June 30, 2011	March 31, 2011
	(In thousands)
Raw materials	$87,680	$83,584
Work-in-process	141,542	128,003
Finished goods	370,591	308,322

	$599,813	$519,909

(6) OTHER NONCURRENT ASSETS
Other noncurrent assets consist of the following:

	June 30, 2011	March 31, 2011
	(In thousands)
Deposits (a)	$25,577	$21,813
Deferred financing costs	23,447	23,982
Investment in affiliates	2,017	1,988
Capitalized software, net	2,871	3,102
Loan to affiliate	1,005	1,005
Retirement plans	14,244	12,523
Other	4,257	4,362

	$73,418	$68,775

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, tax audits, workers compensation insurance, and operating lease commitments.
(7) DEBT
     At June 30, 2011 and March 31, 2011, short-term borrowings of $10.2 million and $9.1 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.4% and 4.7% at June 30, 2011 and March 31, 2011, respectively.
     Total long-term debt consists of:

	June 30, 2011	March 31, 2011
	(In thousands)
8 5/8% Senior Secured Notes due 2018	$675,000	$675,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2024	13,177	14,070

Total	748,177	749,070
Less-current maturities	1,644	2,132

Total Long-Term Debt	$746,533	$746,938

     Total debt at June 30, 2011 and March 31, 2011 was $758.4 million and $758.2 million, respectively.

(8) INTEREST EXPENSE, NET
     Interest income of $0.7 million and $0.2 million is included in interest expense, net for the three months ended June 30, 2011 and 2010, respectively.
(9) OTHER EXPENSE, NET
Other expense, net consist of:

	For the Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Currency remeasurement loss (a)	2,551	9,756
Reorgnization items (b)	554	637
Gain on interest rate swap	(2,922)	—
Other	(63)	(72)

	$120	$10,321

(a)	The currency remeasurement loss relates primarily to intercompany loans to foreign subsidiaries denominated in Euros, the Australian dollar, Belarus ruble, and various foreign currencies.

(b)	Reorganization items primarily consist of professional fees and claim settlements related to the Company’s prior bankruptcy filing from which the successor Company emerged May 2004.
(10) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$586	$782
Interest cost	7,998	8,202
Expected return on plan assets	(7,607)	(7,119)
Amortization of:
Prior service cost	20	2
Actuarial loss	170	265

Net periodic benefit cost	$1,167	$2,132

	Other Post-Retirement Benefits
	For the Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$125	$45
Interest cost	277	254
Amortization of:
Prior service cost	(122)	(122)
Actuarial loss	122	27

Net periodic benefit cost	$402	$204

     The estimated fiscal 2012 pension plan contributions are $28.7 million and other post-retirement contributions are $2.0 million. Payments aggregating $7.0 million were made during the three months ended June 30, 2011.

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
     Based on information available as of July 29, 2011, approximately 66.6% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
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
     The Company monitors and responds to inquiries from the EPA, equivalent state and local agencies and others at approximately 50 federally defined Superfund or state equivalent sites. While the ultimate outcome of these environmental matters is uncertain due to several factors, including the number of other parties that also may be responsible, the scope of investigation performed at such sites and the remediation alternatives pursued by such federal and equivalent state and local agencies, the Company presently believes any liability for these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
     The Company is also involved in the assessment and remediation of various other properties, including certain currently and formerly owned or operating facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate regulatory authorities. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies with respect to these currently or formerly owned or operating locations. While the ultimate outcome of these environmental matters is uncertain, the Company presently believes the resolution of these known environmental matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition, cash flows or results of operations.
     The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of June 30, 2011 and March 31, 2011, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $28.7 million and $28.2 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
     The sites that currently have the largest reserves include the following:
Tampa, Florida
     The Tampa site is a former secondary lead recycling plant, lead oxide production facility, and sheet lead-rolling mill that operated from 1943 to 1989. Under a RCRA Part B Closure Permit and a Consent Decree with the State of Florida, Exide is required to investigate and remediate certain historic environmental impacts to the site. Cost estimates for remediation (closure and post-closure) are expected to range from $13.0 million to $20.0 million depending on final State of Florida requirements. The remediation activities are expected to occur over the course of several years.
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
Guarantees
     At June 30, 2011, the Company had outstanding letters of credit with a face value of $57.1 million and surety bonds with a face value of $2.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at June 30, 2011, pursuant to the terms of the agreement, totaled approximately $2.2 million.
     Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2011, bank guarantees with an aggregate face value of $17.2 million were outstanding.
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
     Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2011	$35,707

Accrual for sales returns and allowances	9,448
Settlements made (in cash or credit) and currency translation	(9,247)

Balance at June 30, 2011	$35,908

(12) INCOME TAXES
     The effective tax rate for the first quarter of fiscal year 2012 and fiscal year 2011 is (39.2%) and 39.2% respectively. The effective tax rate for the first quarter of fiscal 2012 was impacted by the recognition of taxes on income and losses in all of our jurisdictions with the exception of the United Kingdom, Spain, and France which have full valuation allowances. The effective tax rate for the first quarter of fiscal 2011 was additionally impacted by the recognition of valuation allowances in Australia and Italy. The Company released its full valuation allowance in second quarter fiscal 2011 recorded in Australia and Italy after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.
     The effective tax rate for the first quarter of fiscal 2012 was impacted by miscellaneous discrete items of $0.2 million.
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

     The Company’s unrecognized tax benefits increased from $51.5 million to $52.8 million during the first three months of fiscal 2012 due primarily to the effects of foreign currency translation plus unrecognized tax benefits established during the period less unrecognized tax benefits released during the period due to expiration of statute of limitations. The amount, if recognized, that would affect the Company’s effective tax rate at June 30, 2011 is $18.9 million.
     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At June 30, 2011 and March 31, 2011, before any tax benefits, the Company had $2.8 million and $2.7 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
     During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company’s effective tax rate by $1.1 million.
(13) RESTRUCTURING AND IMPAIRMENTS, NET
During the first three months of fiscal 2012, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs.
     Summarized restructuring reserve activity:

				Asset Sale and
	Severance		Total	Impairments
	Costs	Closure Costs	Restructuring	(gain) loss	Total Expenses
	(In thousands)
Balance at March 31, 2011	$18,732	$4,607	$23,339
Expenses	(270)	318	48	$247	$295

Payments and Currency Translation	(5,563)	(616)	(6,179)

Balance at June 30, 2011	$12,899	$4,309	$17,208

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
     Summarized restructuring and asset sale and impairment expenses by segment:

	For the Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Transportation Americas	$80	$1,468
Transportation Europe & ROW	99	300
Industrial Energy Americas	177	61
Industrial Energy Europe & ROW	(61)	6,062
Unallocated corporate	—	314

TOTAL	$295	$8,205

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
     Due to a net loss for the three month periods ended June 30, 2011 and June 30, 2010, certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive:

	June 30, 2011	June 30, 2010
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	3,078	3,911
Restricted stock awards	1,676	639
Warrants	—	6,725

Total shares excluded	8,451	14,972

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
     The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	June 30, 2011		March 31, 2011
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
	(In thousands)
(Liability) Asset:
Senior Secured Notes due 2018	$(675,000)	$(699,469)	$(675,000)	$(718,031)
Convertible Senior Subordinated Notes due 2013	(60,000)	(54,450)	(60,000)	(55,425)
Interest Rate Swap (a)	3,344	3,344	—	—
Foreign Currency Forwards (a)
Liability	(3,222)	(3,222)	(2,555)	(2,555)
Commodity Swap (a)
Asset	1,262	1,262	1,564	1,564
Liability	(539)	(539)	(1,263)	(1,263)
     (a) These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

• Level 1 –	Observable inputs such as quoted prices in active markets for identical assets and liabilities;

• Level 2 –	Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

• Level 3 –	Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.
The following table represents our financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Total	for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
June 30, 2011:
Assets:
Interest rate swap	$3,344	$—	$3,344	$—
Commodity swap	1,262	—	1,262	—
Liabilities:
Foreign exchange forward	3,222	—	3,222	—
Commodity Swap	539	—	539	—

March 31, 2011:
Assets:
Commodity Swap	1,564	—	1,564	—
Liabilities:
Foreign exchange forward	2,555	—	2,555	—
Commodity Swap	1,263	—	1,263	—
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
     The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups. Costs of certain shared services and other corporate costs are not allocated or charged to the business groups.
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Net sales
Transportation Americas	$217,597	$227,054
Transportation Europe & ROW	227,220	181,373
Industrial Energy Americas	88,544	68,491
Industrial Energy Europe & ROW	211,734	167,748

	$745,095	$644,666

Operating income
Transportation Americas	$(4,550)	$10,915
Transportation Europe & ROW	12,253	8,066
Industrial Energy Americas	9,389	4,982
Industrial Energy Europe & ROW	3,935	4,069
Unallocated corporate expenses	(7,115)	(9,329)

	13,912	18,703
Restructuring and Impairment Costs (a)	295	8,205

Total Operating Income	$13,617	$10,498

(a)	See Note 13 for detail by segment.
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto contained in this Report on Form 10-Q.
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
Factors Which Affect the Company’s Financial Performance
     Lead and Other Raw Materials. Lead represented approximately 52.4% of the Company’s cost of goods sold for the fiscal quarter ended June 30, 2011. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 31.1% from $1,943 per metric ton for the three months ended June 30, 2010 to $2,548 per metric ton for the three months ended June 30, 2011. During the first fiscal quarter, the LME lead price has decreased from $2,719 per metric ton at March 31, 2011 to $2,622 per metric ton at June 30, 2011. At July 29, 2011, the quoted price on the LME was $2,613 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
     Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling facilities, electricity in its battery assembly facilities, and diesel fuel for distribution of its products. The Company seeks to recoup these increases in energy costs through price increases or surcharges. To the extent the Company is unable to pass on these higher energy costs to its customers, its financial performance will be adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first quarter of fiscal 2012, the exchange rate of the Euro to the U.S. Dollar increased 13.4% on average to $1.44 compared to $1.27 for the first quarter of fiscal 2011. At June 30, 2011, the Euro was $1.45 or 2.1% higher as compared to $1.42 at March 31, 2011. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the first quarter ended June 30, 2011, approximately 58.9% of the Company’s net sales were generated in Europe and ROW. Further, approximately 65.7% of the Company’s aggregate accounts receivable and inventory as of June 30, 2011 were held by its European and ROW subsidiaries.
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
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt, portions of which were hedged during the three months ended June 30, 2011. See Notes 3 and 7 to the Condensed Consolidated Financial Statements in this Form 10-Q.
First quarter of Fiscal 2012 Highlights and Outlook
     In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average market cost of purchased spent batteries increased approximately 16.6% in the first quarter of fiscal 2012 versus the first quarter of fiscal 2011. In response, the Company takes pricing actions as allowed by the market and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.

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
(iii) Continued factory and distribution productivity improvements through the Company’s established EXCELL program utilizing tools that include six sigma, lean, and the Toyota Production System.
(iv) Continued review and rationalization of the various brand offerings of products in its markets to gain efficiencies in manufacturing and distribution, and better leverage the Company’s marketing spending.
(v) Continued investment in production capacity to meet evolving needs for enhanced batteries (AGM and Micro-Hybrid Flooded) required for the increasing numbers of Stop & Start and Micro-Hybrid vehicles.
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
     The Company believes that the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to the Company’s annual report for further information.
Results of Operations
Three months ended June 30, 2011 compared with three months ended June 30, 2010
     Net Sales
     Net sales were $745.1 million for the first quarter of fiscal 2012 versus $644.7 million in the first quarter of fiscal 2011. Foreign currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in the first quarter of fiscal 2012 by approximately $54.2 million. Excluding the foreign currency translation impact, net sales increased by approximately $46.3 million, or 7.2%, primarily as a result of an estimated $29.5 million in lead related price increases, partially offset by a slight decrease in unit sales in some of the Company’s markets.

     Net sales by business segment were as follows:

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	June 30, 2011	June 30, 2010	TOTAL	Related	Related
	(In thousands)
Transportation Americas	$217,597	$227,054	$(9,457)	$2,163	$(11,620)
Transportation Europe & ROW	227,220	181,373	45,847	26,648	19,199
Industrial Energy Americas	88,544	68,491	20,053	331	19,722
Industrial Energy Europe & ROW	211,734	167,748	43,986	25,025	18,961

TOTAL	$745,095	$644,666	$100,429	$54,167	$46,262

          Transportation Americas net sales, excluding the foreign currency translation impact, decreased 5.1% due to a 16.4% decrease in aftermarket unit sales partially offset by a 26.6% increase in OEM unit sales and $13.8 million impact of lead related price increases. Third-party lead sales for the first quarter of fiscal 2012 were approximately $8.9 million higher than such third-party sales in the first quarter of fiscal 2011.
     Transportation Europe and ROW net sales, excluding foreign currency translation, increased 10.6% mainly due to 7.3% higher unit sales in the OEM channel and $11.8 million impact of lead related pricing actions, partially offset by 8.4% lower unit sales in the aftermarket channel.
     Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 28.8% due to 21.3% higher unit sales in both the Motive Power and Network Power markets.
     Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 11.3% due to 18.4% higher unit sales in the Motive Power market and $5.7 million of lead related pricing actions. Network Power sales in Europe continue to be relatively depressed.
     Gross Profit
          Gross profit was $116.7 million in the first quarter of fiscal 2012 versus $114.7 million in the first quarter of fiscal 2011. Gross margin decreased to 15.7% from 17.8% in the first quarter of fiscal 2011. Gross profit was unfavorably impacted by $10.0 million or 134 basis points resulting from unrecovered lead costs. Foreign currency translation favorably impacted gross profit in the first quarter of fiscal 2012 by $8.8 million.
     Operating Expenses
i.	Selling and administrative expenses increased $6.7 million, to $102.7 million in the first quarter of fiscal 2012 from $96.0 million in fiscal 2011. Excluding unfavorable foreign currency translation impact of $6.9 million, the expenses essentially remained flat. Included in selling and administrative expenses were general and administrative expenses of $43.5 million in the first quarter of fiscal 2012 and $42.1 million in the first quarter of fiscal 2011.

ii.	Restructuring and impairment expenses decreased by $7.9 million, to $0.3 million in the first quarter of fiscal 2012 from $8.2 million in the first quarter of fiscal 2011, and included non-cash asset impairment charges of $0.2 million and $1.3 million in the first quarter of fiscal 2012 and 2011, respectively. The decrease was primarily due to restructuring activities in the prior year quarter, including certain headcount reductions in Europe, and a closed facility in the Americas.
     Operating Income
     Operating income was $13.6 million in the first quarter of fiscal 2012 versus $10.5 million in the first quarter of fiscal 2011. Operating income was favorably impacted by manufacturing efficiencies and $7.9 million of lower restructuring and impairment expenses, partially offset by the unfavorable impact of lead on gross margin. Foreign currency translation favorably impacted operating income in the first quarter of fiscal 2012 by $1.8 million.

     Operating income by segment was as follows:

	For the Three Months Ended
	June 30, 2011		June 30, 2010		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
	(In thousands)
Transportation Americas	$(4,550)	-2.1%	$10,915	4.8%	$(15,465)	$98	$(15,563)
Transportation Europe & ROW	12,253	5.4%	8,066	4.4%	4,187	1,593	2,594
Industrial Energy Americas	9,389	10.6%	4,982	7.3%	4,407	(1)	4,408
Industrial Energy Europe & ROW	3,935	1.9%	4,069	2.4%	(134)	780	(914)
Unallocated corporate	(7,115)	n/a	(9,329)	n/a	2,214	(618)	2,832

	13,912	1.9%	18,703	2.9%	(4,791)	1,852	(6,643)
Less: Restructuring and Impairment Costs	295	n/a	8,205	n/a	7,910	(8)	7,918

Total Operating Income	$13,617	1.8%	$10,498	1.6%	$3,119	$1,844	$1,275

Gross margins by segment are shown below:

	For the Three Months Ended
	June 30, 2011	June 30, 2010
Transportation Americas	12.0%	17.5%
Transportation Europe & ROW	17.0%	17.2%
Industrial Energy Americas	22.8%	23.6%
Industrial Energy Europe & ROW	15.0%	16.4%

TOTAL	15.7%	17.8%

     Transportation Americas operating income, excluding the foreign currency translation impact, decreased primarily due to 16.4% lower aftermarket unit sales. Higher commodity costs including lead significantly impacted the gross margin for the period. The increase in net sales and cost of sales from lead related pricing had an 80 basis point unfavorable impact on gross margin. Intermittent production outages at the Company’s Reading, PA recycling facility during the current year period have negatively impacted results by approximately $4.9 million, consisting primarily of incremental direct costs and lower lead sales.
     Transportation Europe and ROW operating income, excluding foreign currency translation, increased mainly due to pricing actions and higher unit sales in the OEM channel, partially offset by a net 90 basis point negative impact of lead pricing and lower unit sales in the aftermarket channel.
     Industrial Energy Americas operating income increased due to higher unit sales in the Motive Power and Network Power markets as well as improved manufacturing efficiencies and lower warranty expenses.
     Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, was slightly down. Higher unit sales, principally in the Motive Power market, and productivity improvements resulting from the prior year closure of the Over Hulton, UK plant resulted in improved profits in Europe. This increase was offset by a $2.4 million reduction in operating income in Asia Pacific. Pricing pressures from Chinese-made product required the Company to reduce pricing on its imported products. The increase in net sales and cost of sales from lead related pricing had a 40 basis point unfavorable impact on gross margin.
     Unallocated corporate, excluding the foreign currency translation impact, decreased mainly due to lower professional fees and stock compensation expenses.
     Other (Income) Expenses
     Other expense was $0.1 million in the first quarter of fiscal 2012 versus $10.3 million in the first quarter of fiscal 2011. The decrease primarily relates to higher prior year currency remeasurement loss of approximately $9.8.

     Interest Expenses
     Interest expense increased $2.7 million, to $17.7 million in the first quarter of fiscal 2012 from $15.0 million in the first quarter of fiscal 2011 primarily due to increased borrowings.
     Income Taxes

	For the Three Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
Pre-tax loss	$(4,163)	$(14,806)
Income tax provision (benefit)	1,633	(5,800)

Effective tax rate	-39.2%	39.2%
     The effective tax rate for the first quarter of fiscal 2012 and fiscal 2011 was impacted by the recognition of taxes on income and losses in all of our jurisdictions with the exception of the United Kingdom, Spain, and France which have full valuation allowances. The effective tax rate for the first quarter of fiscal 2011 was additionally impacted by the recognition of valuation allowances in Australia and Italy.
     The effective tax rate for the first quarter of fiscal 2012 was primarily affected by the recognition of $1.5 million in valuation allowances on current period tax benefits generated in the United Kingdom, France, and Spain. The first quarter tax expense was also impacted by miscellaneous discrete items of $0.2 million. The effective tax rate for first quarter of fiscal year 2011 was impacted by the recognition of $0.5 million in valuation allowances on current period tax benefits generated primarily in United Kingdom, France, Spain, and Italy. Additionally, the tax rate in fiscal year 2011 was impacted by a benefit of $4.2 million established through a Polish adjustment to tax basis in intangibles.
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
Liquidity and Capital Resources
     As of June 30, 2011, the Company had cash and cash equivalents of $130.9 million and availability under the Company’s senior secured asset-backed revolving credit facility (the “ABL facility”) of $142.9 million. This compared to cash and cash equivalents of $161.4 million and availability under the ABL facility of $144.0 million as of March 31, 2011.
     In January 2011, the Company issued $675.0 million in aggregate principal amount of 8 5/8% senior secured notes (“Senior Secured Notes”) due 2018. Concurrently with the issuance of the Senior Secured Notes, the Company entered into the five-year ABL facility with commitments of an aggregate borrowing capacity of $200.0 million.
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
The Convertible Notes
     In March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at June 30, 2011 and March 31, 2011 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At June 30, 2011, the Company was in compliance with covenants contained in the ABL Facility and indenture governing the 8 5/8% Senior Secured Notes and floating rate convertible subordinated notes.
     At June 30, 2011, the Company had outstanding letters of credit with a face value of $57.1 million and surety bonds with a face value of $2.3 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2011, pursuant to the terms of the agreement, was $2.2 million.
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
Sources and Uses of Cash
     The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable. Additional cash has been generated in the past several years through rights offerings, common stock issuances, and the sale of non-core businesses and assets.
     The Company’s liquidity needs arise primarily from the funding of working capital, and obligations on indebtedness and capital expenditures. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of June through October.
     Going forward, the Company’s principal sources of liquidity are expected to be cash on hand, cash from operations, borrowings under the ABL facility, and the sale of idled assets, principally closed facilities, in certain foreign countries.
     Cash (used in) provided by operating activities were ($12.6) million and $3.2 million in the first quarter of fiscal 2012 and fiscal 2011, respectively. This decrease primarily relates to increased working capital usage versus the prior year period related to higher accounts receivable activity and increases in inventory resulting from higher commodity costs, partially offset by decreased restructuring payments.

     Cash used in investing activites primarily consisted of capital expenditures of $18.7 million and $10.4 million in the first quarter of fiscal 2012 and 2011, respectively.
     Cash (used in) provided by financing activities was ($0.1) million and $0.3 million in the first quarter of fiscal 2012 and fiscal 2011, respectively.
     The Company believes that it will have adequate liquidity to support its operational restructuring programs during the remainder of fiscal 2012, which include, among other things, payment of remaining accrued restructuring costs of approximately $17.2 million as of June 30, 2011. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.
     The estimated fiscal 2012 pension plan contributions are $28.7 million and other post-retirement contributions are $2.0 million. Payments aggregating $7.0 million were made during the three months ended June 30, 2011.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $77.3 million and $67.3 million of foreign currency trade accounts receivable as of June 30, 2011 and March 31, 2011, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Changes to the quantitative and qualitative market risks as of June 30, 2011 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011 for further information.
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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Examples of forward-looking statements include, but are not limited to (a) projections of revenues, cost of raw materials, operating income or loss, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure, and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance, and (d) statements of assumptions, such as the prevailing weather conditions in the Company’s market areas, underlying other statements and statements about the Company or its business.
     Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ii) the Company’s ability to implement and fund business strategies based on current liquidity, (iii) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (iv) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (v) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (vi) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (vii) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (viii) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (ix) the negative results of tax audits in the U.S. and Europe which could require the payment of significant cash taxes, (x) competitiveness of the battery markets in the Americas and Europe, (xi) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xii) the ability to acquire goods and services and/or fulfill later needs at budgeted costs, (xiii) general economic conditions, (xiv) the Company’s ability to successfully pass along increased material costs to its customers, and (xv) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, and (xvi) those risk factors described in the Company’s fiscal 2011 Form 10-K filed on June 1, 2011.
The Company cautions each reader of this report to carefully consider those factors set forth above. Such factors have, in some instances, affected and in the future could affect the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein. We do not undertake to update our forward looking statements.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 11 to the Condensed Consolidated Financial Statements in this document.
Item 1A. Risk Factors
     The risk factors which were disclosed in the Company’s fiscal 2011 Form 10-K have not materially changed since we filed our fiscal 2011 Form 10-K. See Item 1A to Part I of the Company’s fiscal 2011 Form 10-K for a complete discussion of these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Maximum
Number (or
			(c) Total Number of	Approximate Dollar
	(a) Total		Shares (or Units)	Value) of Shares (or
	Number of	(b) Average Price	Purchased as Part of	Units) that May Yet
	Shares (or Units)	Paid per Share (or	Publicly Announced	Be Purchased Under
Period	Purchased (1)	Unit)	Plans or Programs	the Plans or Programs
April 1 through April 30	—	—	—	—
May 1 through May 31	3,126	$9.57	—	—
June 1 through June 30	473	$7.24	—	—

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4. [Removed and Reserved]
     None
Item 5.Other Information
     None
Item 6. Exhibits

31.1	Certification of James R. Bolch, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101 .INS	XBRL Instance Document

101 .SCH	XBRL Taxonomy Extension Schema Document

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 .LAB	XBRL Taxonomy Extension Label Linkbase Document

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES
By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and Chief Financial Officer Date: August 4, 2011