Form 10-Q
period 2011-09-30
EXIDE TECHNOLOGIES
filed 2011-11-09
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
     As of October 28, 2011, 78,122,823 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
		(In thousands, except per-share data)
Net sales	$772,953	$668,008	$1,518,048	$1,312,674
Cost of sales	654,339	537,084	1,282,784	1,067,032

Gross profit	118,614	130,924	235,264	245,642

Selling and administrative expenses	96,140	99,400	198,877	195,416
Restructuring and impairments, net	1,281	5,239	1,577	13,444

Operating income	21,193	26,285	34,810	36,782

Other expense (income), net	5,751	(8,953)	5,870	1,368
Interest expense, net	18,074	15,161	35,735	30,144

(Loss) income before income taxes	(2,632)	20,077	(6,795)	5,270
Income tax provision (benefit)	995	1,988	2,628	(3,813)

Net (loss) income	(3,627)	18,089	(9,423)	9,083
Net (loss) income attributable to noncontrolling interests	(39)	132	(643)	170

Net (loss) income attributable to Exide Technologies	$(3,588)	$17,957	$(8,780)	$8,913

(Loss) income per share
Basic	$(0.05)	$0.23	$(0.11)	$0.12
Diluted	(0.05)	0.22	(0.11)	0.11

Weighted average shares
Basic	77,627	76,492	77,573	76,416
Diluted	77,627	80,603	77,573	80,634

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$84,832	$161,363
Accounts receivable, net	493,593	508,937
Inventories, net	555,835	519,909
Prepaid expenses and other current assets	26,882	22,476
Deferred income taxes	30,152	31,115

Total current assets	1,191,294	1,243,800

Property, plant and equipment, net	594,749	611,635

Other assets:
Goodwill and intangibles, net	166,181	178,418
Deferred income taxes	78,601	81,036
Other noncurrent assets	67,656	68,775

	312,438	328,229

Total assets	$2,098,481	$2,183,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$21,075	$9,088
Current maturities of long-term debt	1,448	2,132
Accounts payable	404,845	417,156
Accrued expenses	251,850	273,387

Total current liabilities	679,218	701,763
Long-term debt	749,369	746,938
Noncurrent retirement obligations	198,367	214,236
Deferred income taxes	9,823	15,898
Other noncurrent liabilities	98,067	98,940

Total liabilities	1,734,844	1,777,775

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 78,089 and 77,498 shares issued and outstanding	781	775
Additional paid-in capital	1,131,582	1,127,124
Accumulated deficit	(781,432)	(772,652)
Accumulated other comprehensive income	12,055	49,540

Total stockholders’ equity attributable to Exide Technologies	362,986	404,787
Noncontrolling interests	651	1,102

Total stockholders’ equity	363,637	405,889

Total liabilities and stockholders’ equity	$2,098,481	$2,183,664

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Six Months Ended
	September 30, 2011	September 30, 2010
Cash Flows From Operating Activities:
Net (loss) income	$(9,423)	$9,083
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities—
Depreciation and amortization	43,284	41,586
Net loss on asset sales / impairments	423	1,353
Deferred income taxes	(5,631)	(8,815)
Provision for doubtful accounts	585	200
Non-cash stock compensation	2,585	3,259
Amortization of deferred financing costs	2,143	2,433
Currency remeasurement loss	9,383	226
Changes in assets and liabilities —
Receivables	(4,857)	39,630
Inventories	(63,121)	(48,504)
Other current assets	(8,315)	(1,528)
Payables	12,912	3,131
Accrued expenses	(13,549)	(20,611)
Other noncurrent liabilities	(6,121)	2,914
Other, net	(4,172)	1,525

Net cash (used in) provided by operating activities	(43,874)	25,882

Cash Flows From Investing Activities:
Capital expenditures	(43,192)	(30,592)
Proceeds from asset sales	36	1,301

Net cash used in investing activities	(43,156)	(29,291)

Cash Flows From Financing Activities:
Increase in short-term borrowings	14,035	894
Decrease in borrowings under Senior Secured Credit Facility	—	(7,591)
Decrease in other debt	(1,316)	(809)
Acquisition of noncontrolling interests/other	340	(3,146)

Net cash provided by (used in) financing activities	13,059	(10,652)

Effect of exchange rate changes on cash and cash equivalents	(2,560)	1,883

Net decrease in cash and cash equivalents	(76,531)	(12,178)
Cash and cash equivalents, beginning of period	161,363	89,558

Cash and cash equivalents, end of period	$84,832	$77,380

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period -
Interest	$34,357	$23,369
Income taxes (net of refunds)	$6,118	$1,155
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
     Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the period ended March 31 of that year (e.g., “fiscal 2012” refers to the period beginning April 1, 2011 and ending March 31, 2012). Certain comparative prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation. Specifically, the Company reclassified approximately $5.8 million and $11.5 million from selling and administrative expenses to cost of sales in the prior year three and six month periods, respectively, to conform the classification of certain Industrial Energy Europe and Rest of World (“ROW”) headcount and related expenses to that of other operating segments. This reclassification did not impact operating income or cash flows.
     On October 11, 2011, the Company was apprised of allegations of intentional misstatement of production and inventory entries at the Company’s Portugal recycling facility. The Company immediately commenced an investigation into the allegations. The Company has determined that intentional misstatements of production and inventories were made, which resulted in overstatements of inventory and understatements of cost of sales over a multi-year period. The Company has concluded that the amounts necessary to correct these errors are not material to expected fiscal 2012 full year results and the Company has concluded that the amounts associated with each of the relevant prior fiscal periods impacted are not material. Accordingly, the Company’s financial results for the second fiscal quarter include an out of period adjustment of $5.1 million for the Transportation Europe and ROW segment to correct these errors.
(2) STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
     The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

		Additional		Accumulated Other		Total
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders’
	Stock	Capital	Deficit	Income	Interests	Equity
			(In thousands)
Balance at April 1, 2011	$775	$1,127,124	$(772,652)	$49,540	$1,102	$405,889

Net loss	—	—	(8,780)	—	(643)	(9,423)
Defined benefit plans, net of tax of $25	—	—	—	(70)	—	(70)
Translation adjustment	—	—	—	(33,681)	192	(33,489)
Net recognition of unrealized gain on derivatives, net of tax $1,454	—	—	—	(3,734)	—	(3,734)
Common stock issuance/other	6	1,873	—	—	—	1,879
Stock compensation	—	2,585	—	—	—	2,585

Balance at September 30, 2011	$781	$1,131,582	$(781,432)	$12,055	$651	$363,637

Total comprehensive (loss) income and its components are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
		(In thousands)
Net (loss) income	$(3,627)	$18,089	$(9,423)	$9,083

Defined benefit plans	(76)	(348)	(70)	132
Cumulative translation adjustment	(45,937)	24,261	(33,489)	5,015
Derivatives qualifying as hedges	(4,469)	778	(3,734)	1,705

Total comprehensive (loss) income	$(54,109)	$42,780	$(46,716)	$15,935

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
     The Company enters into commodity swap and forward contracts for various time periods usually not exceeding one year. The Company uses these contracts to mitigate the effects of its exposure to price variability on certain raw materials and other costs included in the delivered cost of its products. These contracts have generally been designated as cash flow hedging instruments. Changes in the fair value of these contracts are recognized in cost of sales as the products containing the hedged commodities are sold to customers.
     The Company enters into foreign currency forward contracts for various time periods ranging from one month to several years. The Company uses these contracts to mitigate the effect of its exposure to foreign currency remeasurement gains and losses on selected transactions that will be settled in a currency other than the functional currency of the transacting entity. These contracts have been designated as fair value hedging instruments. Changes in the fair value of these currency forward contracts are recognized immediately in earnings.
     The Company also enters into interest rate swaps for time periods ranging from one month to several years in order to mitigate exposures related to interest rates on long-term debt. During the second quarter of fiscal 2012, the Company entered into two interest rate swap contracts to convert a total of $100.0 million of its $675.0 million Senior Secured Notes from a fixed rate of 8.625% to floating rates through February 1, 2018. The swaps’ notional values were $75.0 million and $25.0 million, and were both designated as fair value hedging instruments in which changes in the fair value of the instruments are reflected as adjustments to the carrying value of the hedged debt. On September 22, 2011, the counterparty to the $25.0 million swap notified the Company of its intention to exercise a call option on a portion of that instrument, at which point the Company de-designated that swap as a fair value hedging instrument.
     The following tables set forth information on the presentation of these derivative instruments in the Company’s Condensed Consolidated Financial Statements:

		Fair Value As of
	Balance Sheet Location	September 30, 2011	March 31, 2011
		(In thousands)
Asset Derivatives:
Interest rate swap	Current assets	$1,773	$—
Foreign currency forwards	Current assets	1,389	—
Commodity swaps	Current assets	—	1,564
Interest rate swap	Noncurrent assets	2,427	—

Liability Derivatives:
Foreign currency forwards	Current liabilities	—	2,555
Commodity swap / forwards	Current liabilities	5,500	1,263

	Statement of	For the Three Months Ended		For the Six Months Ended
	Operations Location	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Foreign currency forwards
(Gain) loss	Other (income) expense, net	$(8,121)	$12,922	$(6,157)	$(2,824)
Commodity swaps / forwards
Loss (gain)	Cost of goods sold	810	(185)	810	(78)
Interest Rate Swaps
(gain) loss	Interest expense, net	(518)	1,469	(518)	2,898
(4) GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of:

		Trademarks and	Trademarks and
	Goodwill	Tradenames	Tradenames
	(not subject to	(not subject to	(subject to	Customer
	amortization)	amortization)	amortization)	Relationships	Technology	Total
			(In thousands)
As of September 30, 2011
Gross amount	$4,163	$60,819	$13,821	$114,295	$30,433	$223,531
Accumulated amortization	—	—	(8,095)	(35,164)	(14,091)	(57,350)

Net	$4,163	$60,819	$5,726	$79,131	$16,342	$166,181

As of March 31, 2011
Gross amount	$4,568	$63,561	$14,444	$119,454	$31,986	$234,013
Accumulated amortization	—	—	(7,891)	(34,273)	(13,431)	(55,595)

Net	$4,568	$63,561	$6,553	$85,181	$18,555	$178,418

     Amortization of intangible assets for the first six months of fiscal 2012 and 2011 were $4.5 million and $4.3 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8.0 million to $9.0 million. Goodwill and intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES
Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	September 30, 2011	March 31, 2011
	(In thousands)
Raw materials	$85,828	$83,584
Work-in-process	134,067	128,003
Finished goods	335,940	308,322

	$555,835	$519,909

(6) OTHER NONCURRENT ASSETS
Other noncurrent assets consist of the following:

	September 30, 2011	March 31, 2011
	(In thousands)
Deposits (a)	$17,731	$21,813
Deferred financing costs	22,334	23,982
Investment in affiliates	2,075	1,988
Capitalized software, net	2,383	3,102
Loan to affiliate	1,005	1,005
Retirement plans	15,542	12,523
Finanical instruments	2,427	—
Other	4,159	4,362

	$67,656	$68,775

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, tax audits, and operating lease commitments.
(7) DEBT
     At September 30, 2011 and March 31, 2011, short-term borrowings of $21.1 million and $9.1 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.4% and 4.7% at September 30, 2011 and March 31, 2011, respectively.
     Total long-term debt consists of:

	September 30, 2011	March 31, 2011
	(In thousands)
8 5/8% Senior Secured Notes due 2018	$675,000	$675,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 11.0% due in installments through 2024	12,043	14,070

	747,043	749,070
Fair value adjustments on hedged debt	3,774	—

Total	750,817	749,070
Less-current maturities	1,448	2,132

Total long-term debt	$749,369	$746,938

     Total debt at September 30, 2011 and March 31, 2011 was $771.9 million and $758.2 million, respectively.
     As discussed in Note 3, the Company purchased interest rate swaps during the second fiscal quarter to hedge fair value risk associated with the fixed interest rate on $100.0 million of its Senior Secured Notes. The interest rate swaps have been designated as fair value hedging instruments.

(8) INTEREST EXPENSE, NET
     Interest income of $0.2 million and $0.1 million, $0.9 million and $0.3 million is included in interest expense, net for the three months and six months ended September 30, 2011 and 2010, respectively.
(9) OTHER EXPENSE (INCOME), NET
Other expense (income), net consist of:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
		(In thousands)
Currency remeasurement loss (gain) (a)	6,832	(9,530)	9,383	226
Reorganization items (b)	311	865	865	1,502
Gain on interest rate swap	(1,301)	—	(4,645)	—
Other	(91)	(288)	267	(360)

	$5,751	$(8,953)	$5,870	$1,368

(a)	The currency remeasurement loss (gain) relates primarily to intercompany loans to foreign subsidiaries denominated in Euros, the Australian dollar, Polish Zloty, Belarus ruble, and various other foreign currencies.

(b)	Reorganization items primarily consist of professional fees and claim settlements related to the Company’s prior bankruptcy filing from which the successor Company emerged May 2004.
(10) EMPLOYEE BENEFITS
     The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$643	$796	$1,229	$1,577
Interest cost	8,329	8,297	16,327	16,499
Expected return on plan assets	(7,805)	(7,200)	(15,412)	(14,319)
Amortization of:
Prior service cost	22	2	43	5
Actuarial loss	165	265	335	530

Net periodic benefit cost	$1,354	$2,160	$2,522	$4,292

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$131	$45	$255	$90
Interest cost	282	253	559	507
Amortization of:
Prior service cost	(122)	(122)	(245)	(245)
Actuarial loss	125	27	248	55

Net periodic benefit cost	$416	$203	$817	$407

     The estimated fiscal 2012 pension plan contributions are $28.7 million and other post-retirement contributions are $2.0 million. Payments aggregating $13.8 million were made during the six months ended September 30, 2011.
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
     Based on information available as of October 28, 2011, approximately 68.5% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
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
     The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of September 30, 2011 and March 31, 2011, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $28.2 million. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.
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
Guarantees
     At September 30, 2011, the Company had outstanding letters of credit with a face value of $58.9 million and surety bonds with a face value of $32.6 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at September 30, 2011, pursuant to the terms of the agreement, totaled approximately $30.6 million.
     Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2011, bank guarantees with an aggregate face value of $16.5 million were outstanding.
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
     Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2011	$35,707

Accrual for sales returns and allowances	20,768
Settlements made (in cash or credit) and currency translation	(21,425)

Balance at September 30, 2011	$35,050

(12) INCOME TAXES
     The effective tax rate for the first six months of fiscal year 2012 and fiscal year 2011 is (38.7%) and (72.4%) respectively. The effective tax rate for the first six months of fiscal 2012 was impacted by the recognition of taxes on income and losses in all of our jurisdictions with the exception of the United Kingdom, Spain, and France which have full valuation allowances. The effective tax rate for the first six months of fiscal 2011 was impacted by the release of valuation allowances in Australia and Italy. The Company released its full valuation allowance in fiscal 2011 recorded in Australia and Italy after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.
     The effective tax rate for the first six months of fiscal 2012 was impacted by miscellaneous discrete items of $1.0 million.
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
     The Company’s unrecognized tax benefits decreased from $51.5 million to $50.9 million during the first six months of fiscal 2012 due primarily to the effects of foreign currency translation plus unrecognized tax benefits established during the period less unrecognized tax benefits released during the period due to expiration of statute of limitations. The amount, if recognized, that would affect the Company’s effective tax rate at September 30, 2011 is $18.8 million.
     The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At September 30, 2011 and March 31, 2011, before any tax benefits, the Company had $2.8 million and $2.7 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
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
(13) RESTRUCTURING AND IMPAIRMENTS, NET
During the first six months of fiscal 2012, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs.

     Summarized restructuring reserve activity:

				Asset Sale and
	Severance		Total	Impairments
	Costs	Closure Costs	Restructuring	(gain) loss	Total Expenses
	(In thousands)
Balance at March 31, 2011	$18,732	$4,607	$23,339
Expenses	1,133	21	1,154	$423	$1,577

Payments and Currency Translation	(6,881)	(3,036)	(9,917)

Balance at September 30, 2011	$12,984	$1,592	$14,576

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
     Summarized restructuring and asset sale and impairment expenses by segment:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands)
Transportation Americas	$542	$354	$623	$1,822
Transportation Europe & ROW	(552)	2,036	(453)	2,336
Industrial Energy Americas	169	138	346	199
Industrial Energy Europe & ROW	744	2,426	683	8,488
Unallocated corporate	378	285	378	599

TOTAL	$1,281	$5,239	$1,577	$13,444

(14) (LOSS) EARNINGS PER SHARE
     The Company computes basic (loss) earnings per share by dividing net (loss) earnings by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings, after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. For the three and six month periods ended September 30, 2011 and 2010, market rates were below the level at which interest payments for these notes are required.
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

	For the Three Months Ended		For the Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In thousands, except per share amounts)
Net (loss) income attributable to Exide Technologies	$(3,588)	$17,957	$(8,780)	$8,913

Basic weighted average shares outstanding	77,627	76,492	77,573	76,416

Effect of dilutive securities:
Floating Rate Convertible Senior Subordinated Notes	—	3,697	—	3,697
Employee stock options	—	350	—	393
Employee restricted stock awards (non-vested)	—	64	—	128

	—	4,111	—	4,218

Diluted weighted average shares outstanding	77,627	80,603	77,573	80,634

Basic (loss) earnings per share:	$(0.05)	$0.23	$(0.11)	$0.12

Diluted (loss) earnings per share:	$(0.05)	$0.22	$(0.11)	$0.11

     Due to a net loss for the three and six month periods ended September 30, 2011, certain potentially dilutive shares were excluded from the diluted loss per share calculation for those periods because their effect would be antidilutive:

September 30, 2011
(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697
Employee stock options	3,071
Restricted stock awards	1,259

Total shares excluded	8,027

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
     The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	September 30, 2011		March 31, 2011
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
		(In thousands)
(Liability) Asset:
Senior Secured Notes due 2018 (a)	$(678,774)	$(625,219)	$(675,000)	$(718,031)
Convertible Senior Subordinated Notes due 2013	(60,000)	(50,400)	(60,000)	(55,425)
Interest Rate Swaps (b)	4,200	4,200	—	—
Foreign Currency Forwards (b)
Asset	1,389	1,389	—	—
Liability	—	—	(2,555)	(2,555)
Commodity swaps / forwards (b)
Asset	—	—	1,564	1,564
Liability	(5,500)	(5,500)	(1,263)	(1,263)

(a)	Carrying value at September 30, 2011 includes $3.8 million increase related to fair value adjustment of hedged portion of notes. See Notes 3 and 7.

(b)	These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

• Level 1 –	Observable inputs such as quoted prices in active markets for identical assets and liabilities;

• Level 2 –	Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

• Level 3 –	Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.
The following table represents our financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

		Quoted Price in	Significant
		Active Markets	Other	Significant
	Total	for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)
		(In thousands)
September 30, 2011:
Assets:
Interest rate swaps	$4,200	$—	$4,200	$—
Foreign currency forwards	1,389	—	1,389	—
Liabilities:
Commodity swaps / forwards	5,500	—	5,500	—

March 31, 2011:
Assets:
Commodity Swap	1,564	—	1,564	—
Liabilities:
Foreign currency forward	2,555	—	2,555	—
Commodity Swap	1,263	—	1,263	—
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
     Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
		(In thousands)
Net sales
Transportation Americas	$224,437	$227,038	$442,034	$454,092
Transportation Europe & ROW	247,478	205,419	474,698	386,792
Industrial Energy Americas	90,994	69,888	179,539	138,379
Industrial Energy Europe & ROW	210,044	165,663	421,777	333,411

	$772,953	$668,008	$1,518,048	$1,312,674

Operating income (loss)
Transportation Americas	$813	$18,209	$(3,737)	$29,122
Transportation Europe & ROW	6,595	13,976	18,849	22,042
Industrial Energy Americas	11,519	6,080	20,908	11,062
Industrial Energy Europe & ROW	9,730	2,847	13,665	6,916
Unallocated corporate expenses	(6,183)	(9,588)	(13,298)	(18,916)

	22,474	31,524	36,387	50,226
Less: Restructuring and Impairment Costs (a)	1,281	5,239	1,577	13,444

Total Operating Income	$21,193	$26,285	$34,810	$36,782

(a)	See Note 13 for detail by segment.
(17) SUBSEQUENT EVENT
     On November 7, 2011, the Company announced the idling of its Bristol, Tennessee flooded battery facility. The Company is currently evaluating the amount and timing of charges associated with the Transportation Americas capacity reduction at the Bristol, Tennessee facility.

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
Factors Which Affect the Company’s Financial Performance
     Lead and Other Raw Materials. Lead represented approximately 49.0% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 25.8% from $1,988 per metric ton for the six months ended September 30, 2010 to $2,501 per metric ton for the six months ended September 30, 2011. During the first six months of fiscal 2012, the LME lead price has decreased from $2,719 per metric ton at March 31, 2011 to $2,060 per metric ton at September 30, 2011. At October 28, 2011, the quoted price on the LME was $1985.5 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
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
     Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first six months of fiscal 2012, the exchange rate of the Euro to the U.S. Dollar increased 11.2% on average to $1.43 compared to $1.28 for first six months of fiscal 2011. At September 30, 2011, the Euro was $1.34 or 5.6% lower as compared to $1.42 at March 31, 2011. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the first six months ended September 30, 2011, approximately 59.1% of the Company’s net sales were generated in Europe and ROW. Further, approximately 65.7% of the Company’s aggregate accounts receivable and inventory as of September 30, 2011 were held by its European and ROW subsidiaries.
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
     Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt, and to interest rate related fluctuations in the fair value of its fixed rate debt, portions of which were hedged during the first six months ended September 30, 2011. See Notes 3 and 7 to the Condensed Consolidated Financial Statements in this Form 10-Q.
Second quarter of Fiscal 2012 Highlights and Outlook
     In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average market cost of purchased spent batteries increased approximately 23.2% in the second quarter of fiscal 2012 versus the second quarter of fiscal 2011. In response, the Company takes pricing actions as allowed by the market and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.
     In Europe, the Company’s lead requirements are mainly fulfilled by third-party suppliers. Because of the Company’s exposure to the historically volatile lead market prices in Europe, the Company has implemented several measures to offset changes in lead prices, including selective pricing actions, lead hedging, and lead price escalators. The Company has automatic lead price escalators with virtually all OEM customers. The Company currently obtains a small portion of its lead requirements from recycling in its European facilities.
     The Company expects that volatility in lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. However, selective pricing actions, lead price escalators in certain contracts have been implemented to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lag the rise in market prices of lead and other commodities. Both lead price escalators and fuel surcharges may not be accepted by our customers, and if the price of lead decreases, our customers may seek disproportionate price reductions.
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
Results of Operations
Three months ended September 30, 2011 compared with three months ended September 30, 2010
     Net Sales
     Net sales were $773.0 million for the second quarter of fiscal 2012 versus $668.0 million in the second quarter of fiscal 2011. Foreign currency translation favorably impacted net sales in the second quarter of fiscal 2012 by approximately $36.8 million. Excluding the foreign currency translation impact, net sales increased by approximately $68.2 million, or 10.2%, primarily as a result of an estimated $53.2 million in lead related price increases partially offset by a slight decrease in unit sales in some of the Company’s markets.
     Net sales by business segment were as follows:

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended			Currency	Non-Currency
	September 30, 2011	September 30, 2010	TOTAL	Related	Related
	(In thousands)
Transportation Americas	$224,437	$227,038	$(2,601)	$1,912	$(4,513)
Transportation Europe & ROW	247,478	205,419	42,059	17,460	24,599
Industrial Energy Americas	90,994	69,888	21,106	283	20,823
Industrial Energy Europe & ROW	210,044	165,663	44,381	17,121	27,260

TOTAL	$772,953	$668,008	$104,945	$36,776	$68,169

     Transportation Americas net sales, excluding the foreign currency translation impact, decreased 2.0% due to a 18.4% decrease in aftermarket unit sales, partially offset by a 98.2% increase in OEM unit sales and $20.2 million impact of lead related price increases. Third-party lead sales for the second quarter of fiscal 2012 were approximately $1.7 million higher than such third-party sales in the second quarter of fiscal 2011.
     Transportation Europe and ROW net sales, excluding foreign currency translation, increased 12.0% mainly due to 11.8% higher unit sales in the OEM channel and $23.7 million impact of lead related pricing actions, partially offset by 3.8% lower unit sales in the aftermarket channel.
     Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 29.8% due to 11.7% higher unit sales in both the Motive Power and Network Power markets and $1.6 million impact of lead related price increases.
     Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 16.5% due to 36.3% higher unit sales in the Motive Power market and $7.7 million of lead related pricing actions. Network Power sales in Europe continue to be relatively depressed.

     Gross Profit
     Gross profit was $118.6 million in the second quarter of fiscal 2012 versus $130.9 million in the second quarter of fiscal 2011. Gross margin decreased to 15.3% from 19.6% in the second quarter of fiscal 2011. Gross profit was unfavorably impacted by $7.0 million or 119 basis points resulting from unrecovered lead costs. Foreign currency translation favorably impacted gross profit in the second quarter of fiscal 2012 by $5.2 million.
     Operating Expenses
i.	Selling and administrative expenses decreased $3.3 million, to $96.1 million in the second quarter of fiscal 2012 from $99.4 million in fiscal 2011. Excluding unfavorable foreign currency translation impact of $4.4 million, the expenses decreased $7.7 million primarily due to savings from lower wages and benefits. Included in selling and administrative expenses were general and administrative expenses of $40.2 million in the second quarter of fiscal 2012 and $44.0 million in the second quarter of fiscal 2011.

ii.	Restructuring and impairment expenses decreased by $3.9 million, to $1.3 million in the second quarter of fiscal 2012 from $5.2 million in the second quarter of fiscal 2011, and included non-cash asset impairment charges of $0.2 million and $0.04 million in the second quarter of fiscal 2012 and 2011, respectively. The decrease was primarily due to restructuring activities in the prior year quarter, including certain headcount reductions in Europe.
     Operating Income
     Operating income was $21.2 million in the second quarter of fiscal 2012 versus $26.3 million in the second quarter of fiscal 2011. Operating income was favorably impacted $3.9 million of lower restructuring and impairment expenses, partially offset by the $7.0 million unfavorable impact of unrecovered lead. Foreign currency translation favorably impacted operating income in the second quarter of fiscal 2012 by $0.8 million.
     Operating income by segment was as follows:

	For the Three Months Ended
	September 30, 2011		September 30, 2010		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
				(In thousands)

Transportation Americas	$813	0.4%	$18,209	8.0%	$(17,396)	$16	$(17,412)
Transportation Europe & ROW	6,595	2.7%	13,976	6.8%	(7,381)	449	(7,830)
Industrial Energy Americas	11,519	12.7%	6,080	8.7%	5,439	(10)	5,449
Industrial Energy Europe & ROW	9,730	4.6%	2,847	1.7%	6,883	733	6,150
Unallocated corporate	(6,183)	n/a	(9,588)	n/a	3,405	(417)	3,822

	22,474	2.9%	31,524	4.7%	(9,050)	771	(9,821)
Less: Restructuring and Impairment Costs	1,281	n/a	5,239	n/a	3,958	(6)	3,964

Total Operating Income	$21,193	2.7%	$26,285	3.9%	$(5,092)	$765	$(5,857)

Gross margins by segment are shown below:

	For the Three Months Ended
	September 30, 2011	September 30, 2010
Transportation Americas	14.2%	21.0%
Transportation Europe & ROW	12.5%	18.8%
Industrial Energy Americas	24.0%	24.2%
Industrial Energy Europe & ROW	16.1%	16.7%

TOTAL	15.3%	19.6%

     Transportation Americas operating income, excluding the foreign currency translation impact, decreased primarily due to 18.4% lower aftermarket unit sales. Higher commodity costs including lead significantly impacted the gross margin for the period. The increase in net sales and cost of sales from lead related pricing had a 140 basis point unfavorable impact on gross margin.
     Transportation Europe and ROW operating income, excluding foreign currency translation, decreased mainly due to lower unit sales in the aftermarket channel, partially offset by pricing actions and higher unit sales in the OEM channel. The increase in net sales and cost of sales from lead related pricing had a 160 basis point unfavorable impact on gross margin. Also, negatively impacting the current period operating income results is an out of period adjustment of approximately $5.0 million as discussed in Note 1 to the Condensed Consolidated Financial Statements.
     Industrial Energy Americas operating income increased due to higher unit sales in the Motive Power and Network Power markets as well as improved manufacturing efficiencies and lower warranty expenses.
     Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, increased mainly due to higher unit sales, principally in the Motive Power market, productivity improvements resulting from the prior year closure of the Over Hulton, UK plant and operating expense reductions. The increase in net sales and cost of sales from lead related pricing had a 60 basis point unfavorable impact on gross margin.
     Unallocated corporate operating expenses, excluding the foreign currency translation impact, decreased mainly due to lower professional fees, recruiting expenses, and bonus accruals.
     Other Expenses (Income)
     Other expense (income) was $5.8 million in the second quarter of fiscal 2012 versus ($9.0) million in the second quarter of fiscal 2011. The unfavorable change primarily relates to $6.8 million of currency remeasurement loss in the second quarter of fiscal 2012 versus $9.0 million of currency remeasurement gain in the second quarter of fiscal 2011.
     Interest Expenses
     Interest expense increased $2.9 million, to $18.1 million in the second quarter of fiscal 2012 from $15.2 million in the second quarter of fiscal 2011 primarily due to increased borrowings.
     Income Taxes

	For the Three Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Pre-tax income	$(2,632)	$20,077
Income tax provision	995	1,988

Effective tax rate	-37.8%	9.9%
     The effective tax rate for the second quarter of fiscal 2012 and fiscal 2011 was impacted by the recognition of taxes on income and losses in all of our jurisdictions with the exception of the United Kingdom, Spain, and France which have full valuation allowances. The effective tax rate for the second quarter of fiscal 2011 was impacted by the release of valuation allowances in Australia and Italy.
     The effective tax rate for the second quarter of fiscal 2012 was primarily affected by the utilization of ($7.5) million in valuation allowances on current period tax expense generated in the United Kingdom, France, and Spain. The second quarter tax expense was also impacted by miscellaneous discrete items of $0.8 million. The effective tax rate for the second quarter of fiscal year 2011 was impacted by the release of valuation allowances of ($9.0) million in Australia and Italy and the discrete release of liability for uncertain tax positions of ($0.9) million in Australia.
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
Six months ended September 30, 2011 compared with six months ended September 30, 2010
     Net Sales
     Net sales were $1.52 billion in the first half of fiscal 2012 versus $1.31 billion in the first half of fiscal 2011. Foreign currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in the first half of fiscal 2012 by approximately $90.9 million. Excluding the foreign currency translation impact, net sales increased by approximately $114.4 million, or 8.7%, primarily as a result of an estimated $82.7 million in lead related price increases partially offset by a slight decrease in unit sales in some of the Company’s markets.
     Net sales by business segment were as follows:

			FAVORABLE / (UNFAVORABLE)
	For the Six Months Ended			Currency	Non-Currency
	September 30, 2011	September 30, 2010	TOTAL	Related	Related
	(In thousands)
Transportation Americas	$442,034	$454,092	$(12,058)	$4,075	$(16,133)
Transportation Europe & ROW	474,698	386,792	87,906	44,108	43,798
Industrial Energy Americas	179,539	138,379	41,160	614	40,546
Industrial Energy Europe & ROW	421,777	333,411	88,366	42,146	46,220

TOTAL	$1,518,048	$1,312,674	$205,374	$90,943	$114,431

     Transportation Americas net sales, excluding the foreign currency translation impact, decreased 3.6% due to a 17.4% decrease in aftermarket unit sales partially offset by a 60.5% increase in OEM unit sales and $34.0 million impact of lead related price increases. Third-party lead sales in the first half of fiscal 2012 were approximately $10.6 million higher than such third-party sales in the first half of fiscal 2011.
     Transportation Europe and ROW net sales, excluding foreign currency translation, increased 11.3% mainly due to 9.2% higher unit sales in the OEM channel and $35.5 million impact of lead related pricing actions, partially offset by 5.7% lower unit sales in the aftermarket channel.
     Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 29.3% due to 16.3% higher unit sales in both the Motive Power and Network Power markets.
     Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 13.9% due to 33.7% higher unit sales in the Motive Power market and $13.4 million of lead related pricing actions. Network Power sales in Europe continue to be relatively depressed.
     Gross Profit
          Gross profit was $235.3 million in the first half of fiscal 2012 versus $245.6 million in the first half of fiscal 2011. Gross margin decreased to 15.5% from 18.7% in the first half of fiscal 2011. Gross profit was unfavorably impacted by $17.3 million or 91 basis points resulting from unrecovered lead costs. Foreign currency translation favorably impacted gross profit in the first half of fiscal 2012 by $14.0 million.
     Operating Expenses
iii.	Selling and administrative expenses increased $3.5 million, to $198.9 million in the first half of fiscal 2012 from $195.4 million in fiscal 2011. Excluding unfavorable foreign currency translation impact of $11.4 million, the expenses decreased $7.9 million primarily due to savings from lower wages and benefits. Included in selling and administrative expenses were general and administrative expenses of $83.7 million in the first half of fiscal 2012 and $86.2 million in the first half of fiscal 2011.

iv.	Restructuring and impairment expenses decreased by $11.8 million, to $1.6 million in the first half of fiscal 2012 from $13.4 million in the first half of fiscal 2011, and included non-cash asset impairment charges of $0.4 million and $1.4 million in the first half of fiscal 2012 and 2011, respectively. The decrease was primarily due to restructuring activities in the prior year, including certain headcount reductions in Europe and plant closure in the Americas.
     Operating Income
     Operating income was $34.8 million in the first half of fiscal 2012 versus $36.8 million in the first half of fiscal 2011. Operating income was favorably impacted by manufacturing efficiencies and $11.8 million of lower restructuring and impairment expenses, partially offset by the unfavorable impact of lead on gross margin. Foreign currency translation favorably impacted operating income in the first half of fiscal 2012 by $2.6 million.
     Operating income by segment was as follows:

	For the Six Months Ended
	September 30, 2011		September 30, 2010		FAVORABLE / (UNFAVORABLE)
		Percent of		Percent of		Currency	Non-Currency
	TOTAL	Net Sales	TOTAL	Net Sales	TOTAL	Related	Related
				(In thousands)
Transportation Americas	$(3,737)	-0.8%	$29,122	6.4%	$(32,859)	$114	$(32,973)
Transportation Europe & ROW	18,849	4.0%	22,042	5.7%	(3,193)	2,042	(5,235)
Industrial Energy Americas	20,908	11.6%	11,062	8.0%	9,846	(12)	9,858
Industrial Energy Europe & ROW	13,665	3.2%	6,916	2.1%	6,749	1,513	5,236
Unallocated corporate	(13,298)	n/a	(18,916)	n/a	5,618	(1,035)	6,653

	36,387	2.4%	50,226	3.8%	(13,839)	2,622	(16,461)
Less: Restructuring and Impairment Costs	1,577	n/a	13,444	n/a	11,867	(14)	11,881

Total Operating Income	$34,810	2.3%	$36,782	2.8%	$(1,972)	$2,608	$(4,580)

Gross margins by segment are shown below:

	For the Six Months Ended
	September 30, 2011	September 30, 2010
Transportation Americas	13.1%	19.3%
Transportation Europe & ROW	14.7%	18.1%
Industrial Energy Americas	23.4%	23.9%
Industrial Energy Europe & ROW	15.5%	16.6%

TOTAL	15.5%	18.7%

     Transportation Americas operating income, excluding the foreign currency translation impact, decreased primarily due to 17.4% lower aftermarket unit sales. Higher commodity costs including lead significantly impacted the gross margin for the period. The increase in net sales and cost of sales from lead related pricing had a 110 basis point unfavorable impact on gross margin.
     Transportation Europe and ROW operating income, excluding foreign currency translation, increased mainly due to pricing actions and higher unit sales in the OEM channel. The increase in net sales and cost of sales from lead related pricing had a 130 basis point unfavorable impact on gross margin. Also, negatively impacting the current period operating income results is an out of period adjustment of approximately $5.0 million as discussed in Note 1 to the Condensed Consolidated Financial Statements.
     Industrial Energy Americas operating income increased due to higher unit sales in the Motive Power and Network Power markets as well as improved manufacturing efficiencies, lower warranty expenses and operating expense reductions.
     Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, increased mainly due to higher unit sales, principally in the Motive Power market, productivity improvements resulting from the prior year closure of the Over Hulton, UK plant resulted in improved profits in Europe. The increase in net sales and cost of sales from lead related pricing had a 50 basis point unfavorable impact on gross margin.
     Unallocated corporate operating expenses, excluding the foreign currency translation impact, decreased mainly due to lower bonus accrual, professional fees, and stock compensation expenses.

     Other Expenses
     Other expense was $5.9 million in the first half of fiscal 2012 versus $1.4 million in the first half of fiscal 2011. The increase primarily relates to increased currency remeasurement loss of $9.2 million, partially offset by a $4.6 million gain on certain interest rate swaps (see Note 3 to the Condensed Consolidated Financial Statements).
     Interest Expenses
     Interest expense increased $5.6 million, to $35.7 million in the first half of fiscal 2012 from $30.1 million in the first half of fiscal 2011 primarily due to increased borrowings.
     Income Taxes

	For the Six Months Ended
	September 30, 2011	September 30, 2010
	(In thousands)
Pre-tax (loss) income	$(6,795)	$5,270
Income tax provision (benefit)	2,628	(3,813)

Effective tax rate	-38.7%	-72.4%
     The effective tax rate for the first six months of fiscal 2012 and fiscal 2011 was impacted by the recognition of taxes on income and losses in all of our jurisdictions with the exception of the United Kingdom, Spain, and France which have full valuation allowances. The effective tax rate for the first six months of fiscal 2011 was impacted by the release of valuation allowances in Australia and Italy.
     The effective tax rate for the first six months of fiscal 2012 was primarily affected by the utilization of ($5.9) million in valuation allowances on current period tax expense generated in the United Kingdom, France, and Spain. The first six months tax expense was also impacted by miscellaneous discrete items of $1.0 million. The effective tax rate for the first six months of fiscal year 2011 was impacted by the release of valuation allowances of ($9.0) million in Australia and Italy and the discrete release of liability for uncertain tax positions in Australia of ($0.9) million. Additionally, the tax rate in fiscal year 2011 was impacted by a benefit of $4.2 million established through a Polish adjustment to tax basis in intangibles.
Liquidity and Capital Resources
     As of September 30, 2011, the Company had cash and cash equivalents of $84.8 million and availability under the Company’s senior secured asset-backed revolving credit facility (the “ABL facility”) of $141.1 million. This compared to cash and cash equivalents of $161.4 million and availability under the ABL facility of $144.0 million as of March 31, 2011.
     In January 2011, the Company issued $675.0 million in aggregate principal amount of 8 5/8% senior secured notes (“Senior Secured Notes”) due 2018. Concurrently with the issuance of the Senior Secured Notes, the Company entered into the five-year ABL facility with commitments of an aggregate borrowing capacity of $200.0 million.
The Senior Secured Notes
     Borrowings under the Senior Secured Notes bear interest at a rate of 8 5/8% per annum, payable semi-annually in arrears in the months of February and August.
     The notes are secured by (i) a first-priority lien on the notes priority collateral, which includes the Company’s existing and after-acquired equipment, stock of the Company’s direct subsidiaries, certain intercompany loans, certain real property, and substantially all of the Company’s other assets that do not secure the ABL facility on a first-priority basis, and (ii) a second-priority lien on the ABL priority collateral, which includes the Company’s assets that secure the ABL facility on a first-priority basis, including the Company’s receivables, inventory, intellectual property rights, deposit accounts, tax refunds, certain intercompany loans and certain other related assets and proceeds thereof. The ABL facility is secured by a first-priority lien on the ABL priority collateral and a second-priority lien on the notes priority collateral. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral.
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
The Convertible Notes
     In March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at September 30, 2011 and March 31, 2011 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.
     At September 30, 2011, the Company was in compliance with covenants contained in the ABL Facility and indenture governing the 8 5/8% Senior Secured Notes and floating rate convertible subordinated notes.
     At September 30, 2011, the Company had outstanding letters of credit with a face value of $58.9 million and surety bonds with a face value of $32.6 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at September 30, 2011, pursuant to the terms of the agreement, was $30.6 million.
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
     Cash (used in) provided by operating activities were ($43.9) million and $25.9 million in the first six months of fiscal 2012 and fiscal 2011, respectively. This decrease primarily relates to increased working capital usage versus the prior year period related to higher accounts receivable activity, and increases in inventory resulting from higher commodity costs, partially offset by $13.8 million in decreased restructuring payments.
     Cash used in investing activities primarily consisted of capital expenditures of $43.2 million and $30.6 million in the first six months of fiscal 2012 and 2011, respectively.
     Cash provided by (used in) financing activities was $13.1 million and ($10.7) million in the first six months of fiscal 2012 and fiscal 2011, respectively. The increase was primarily due to increase in short-term borrowings.
     The Company believes that it will have adequate liquidity to support its operational restructuring programs during the remainder of fiscal 2012, which include, among other things, payment of remaining accrued restructuring costs of approximately $14.6 million as of September 30, 2011. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.
     The estimated fiscal 2012 pension plan contributions are $28.7 million and other post-retirement contributions are $2.0 million. Payments aggregating $13.8 million were made during the first half of fiscal 2012.
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
Accounts Receivable Factoring Arrangements
     In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $65.1 million and $67.3 million of foreign currency trade accounts receivable as of September 30, 2011 and March 31, 2011, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
     Changes to the quantitative and qualitative market risks as of September 30, 2011 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011 for further information.

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
     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet Be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased (1)	Unit)	Programs	Plans or Programs
July 1 through July 31	12,016	$7.61	—	—
August 1 through August 31	208	$4.30	—	—
September 1 through September 30	10,283	$4.12	—	—

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.
Item 3. Defaults Upon Senior Securities
     None
Item 4. [Removed and Reserved]
     None
Item 5. Other Information
     None
Item 6. Exhibits

31.1	Certification of James R. Bolch, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES
By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and Chief Financial Officer

Date: November 9, 2011