Form 10-Q
period 2011-12-31
EXIDE TECHNOLOGIES
filed 2012-02-09
CIK 813781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of January 27, 2012, 78,283,690 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Net sales	$784,051	$800,296	$2,302,099	$2,112,970
Cost of sales	657,540	639,965	1,940,325	1,706,996

Gross profit	126,511	160,331	361,774	405,974

Selling and administrative expenses	96,182	106,598	295,058	302,015
Restructuring and impairments, net	2,145	4,081	3,722	17,524

Operating income	28,184	49,652	62,994	86,435

Other expense (income), net	3,403	(3,480)	9,273	(2,111)
Interest expense, net	17,194	15,298	52,929	45,441

Income before income taxes	7,587	37,834	792	43,105
Income tax (benefit) provision	(60,313)	6,613	(57,685)	2,800

Net income	67,900	31,221	58,477	40,305
Net (loss) income attributable to noncontrolling interests	(315)	11	(958)	181

Net income attributable to Exide Technologies	$68,215	$31,210	$59,435	$40,124

Earnings per share
Basic	$0.88	$0.41	$0.77	$0.52

Diluted	$0.84	$0.38	$0.72	$0.50

Weighted average shares
Basic	77,738	76,675	77,628	76,508

Diluted	81,610	81,479	82,198	80,893

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per-share data)

	December 31, 2011	March 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$102,668	$161,363
Accounts receivable, net	489,473	508,937
Inventories	516,420	519,909
Prepaid expenses and other current assets	21,693	22,476
Deferred income taxes	30,034	31,115

Total current assets	1,160,288	1,243,800

Property, plant and equipment, net	594,002	611,635

Other assets:
Goodwill and intangibles, net	162,259	178,418
Deferred income taxes	149,320	81,036
Other noncurrent assets	57,538	68,775

	369,117	328,229

Total assets	$2,123,407	$2,183,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$19,935	$9,088
Current maturities of long-term debt	1,334	2,132
Accounts payable	367,582	417,156
Accrued expenses	257,435	273,387

Total current liabilities	646,286	701,763
Long-term debt	755,648	746,938
Noncurrent retirement obligations	190,743	214,236
Deferred income taxes	8,125	15,898
Other noncurrent liabilities	96,159	98,940

Total liabilities	1,696,961	1,777,775

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 78,128 and 77,498 shares issued and outstanding	781	775
Additional paid-in capital	1,132,008	1,127,124
Accumulated deficit	(713,217)	(772,652)
Accumulated other comprehensive income	6,502	49,540

Total stockholders’ equity attributable to Exide Technologies	426,074	404,787
Noncontrolling interests	372	1,102

Total stockholders’ equity	426,446	405,889

Total liabilities and stockholders’ equity	$2,123,407	$2,183,664

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Nine Months Ended
	December 31, 2011	December 31, 2010
Cash Flows From Operating Activities:
Net income	$58,477	$40,305
Adjustments to reconcile net income to net cash (used in) provided by operating activities—
Depreciation and amortization	63,990	62,998
Asset impairments, net	1,618	(856)
Deferred income taxes	(78,340)	(4,174)
Provision for doubtful accounts	986	(170)
Non-cash stock compensation	3,684	5,345
Amortization of deferred financing costs	3,233	3,711
Currency remeasurement loss (gain)	12,949	(4,036)
Changes in assets and liabilities —
Receivables	(10,804)	(16,650)
Inventories	(32,200)	(35,088)
Other current assets	1,219	(7,047)
Payables	(24,326)	28,838
Accrued expenses	(886)	(6,714)
Other noncurrent liabilities	(11,447)	(248)
Other, net	10,159	(1,520)

Net cash (used in) provided by operating activities	(1,688)	64,694

Cash Flows From Investing Activities:
Capital expenditures	(71,931)	(52,401)
Proceeds from sales of assets, net	563	10,635

Net cash used in investing activities	(71,368)	(41,766)

Cash Flows From Financing Activities:
Increase in short-term borrowings, net	13,722	1,106
Decrease in borrowings under Senior Secured Credit Facility	—	(8,302)
Increase (decrease) in other debt	5,439	(1,442)
Acquisition of noncontrolling interests / other	(486)	(14,924)

Net cash provided by (used in) financing activities	18,675	(23,562)

Effect of exchange rate changes on cash and cash equivalents	(4,314)	3,415

Net (decrease) increase in cash and cash equivalents	(58,695)	2,781
Cash and cash equivalents, beginning of period	161,363	89,558

Cash and cash equivalents, end of period	$102,668	$92,339

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period—
Interest	$37,357	$27,747
Income taxes (net of refunds)	$21,698	$7,153

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the period ended March 31 of that year (e.g., “fiscal 2012” refers to the period beginning April 1, 2011 and ending March 31, 2012). Certain comparative prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation. Specifically, the Company reclassified approximately $5.3 million and $16.7 million from selling and administrative expenses to cost of sales in the prior year three and nine month periods, respectively, to conform the classification of certain Industrial Energy Europe and Rest of World (“ROW”) headcount and related expenses to that of other operating segments. This reclassification did not impact operating income or cash flows.

On October 11, 2011, the Company was apprised of allegations of intentional misstatement of production and inventory entries at the Company’s Portugal recycling facility. The Company immediately commenced an investigation into the allegations, which has since been concluded. As a result of the investigation, the Company has determined that intentional misstatements of production and inventories were made, which resulted in overstatements of inventory and understatements of cost of sales over a multi-year period. The Company has concluded that the amounts necessary to correct these errors are not material to expected fiscal 2012 full year results and the Company has concluded that the amounts associated with each of the relevant prior fiscal periods impacted are not material. Accordingly, the Company’s financial results for the nine months ended December 31, 2011 include an out of period adjustments of $5.1 million, recorded in the second fiscal quarter, for the Transportation Europe and ROW segment to correct these errors.

(2) STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balance at March 31, 2011	$775	$1,127,124	$(772,652)	$49,540	$1,102	$405,889

Net income (loss)	—	—	59,435	—	(958)	58,477
Defined benefit plans, net of tax of $4	—	—	—	(306)	—	(306)
Translation adjustment	—	—	—	(41,281)	433	(40,848)
Net recognition of unrealized gain on derivatives, net of tax $567	—	—	—	(1,451)	—	(1,451)
Common stock issuance/other	6	1,200	—	—	(205)	1,001
Stock compensation	—	3,684	—	—	—	3,684

Balance at December 31, 2011	$781	$1,132,008	$(713,217)	$6,502	$372	$426,446

Total comprehensive income and its components are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Net income	$67,900	$31,221	$58,477	$40,305

Defined benefit plans	(236)	344	(306)	476
Cumulative translation adjustment	(7,359)	(2,519)	(40,848)	2,496
Derivatives qualifying as hedges	2,283	1,073	(1,451)	2,778

Total comprehensive income	$62,588	$30,119	$15,872	$46,055

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

The Company also enters into interest rate swaps for time periods ranging from one month to several years in order to mitigate exposures related to interest rates on long-term debt. During the second quarter of fiscal 2012, the Company entered into interest rate swap contracts, which were designated as fair value hedging instruments, to convert a portion of its $675.0 million Senior Secured Notes from a fixed rate of 8.625% to floating rates through February 1, 2018. As of December 31, 2011, the Company has outstanding interest rate swaps with a total notional value of $90.0 million, which were designated as economic hedges in the third quarter of fiscal 2012.

The following tables set forth information on the presentation of these derivative instruments in the Company’s Condensed Consolidated Financial Statements:

	Balance Sheet Location	Fair Value As of
		December 31, 2011	March 31, 2011
		(In thousands)
Asset Derivatives:
Interest rate swaps	Current assets	$2,441	$—
Commodity swaps	Current assets	427	1,564
Interest rate swaps	Noncurrent assets	2,432	—

Liability Derivatives:
Foreign currency forwards	Current liabilities	236	2,555
Commodity swaps / forwards	Current liabilities	944	1,263

	Statement of Operations Location	For the Three Months Ended		For the Nine Months Ended
		December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
		(In thousands)

Foreign currency forwards	Other (income)
(Gain) loss	expense, net	$(3,124)	$(2,019)	$(9,287)	$(4,843)
Commodity swaps / forwards
Loss (gain)	Cost of goods sold	2,998	4	3,808	(74)
Interest Rate Swaps
(gain) loss	Interest expense, net	(1,028)	1,467	(1,546)	4,365

(4) GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of:

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames (subject to amortization)	Customer Relationships	Technology	Total
	(In thousands)
As of December 31, 2011
Gross amount	$3,837	$60,175	$13,674	$113,084	$30,297	$221,067
Accumulated amortization	—	—	(8,279)	(35,963)	(14,566)	(58,808)

Net	$3,837	$60,175	$5,395	$77,121	$15,731	$162,259

As of March 31, 2011
Gross amount	$4,568	$63,561	$14,444	$119,454	$31,986	$234,013
Accumulated amortization	—	—	(7,891)	(34,273)	(13,431)	(55,595)

Net	$4,568	$63,561	$6,553	$85,181	$18,555	$178,418

Amortization of intangible assets for the third quarter of fiscal 2012 and 2011 was $1.9 million and $2.2 million, respectively and for the first nine months of fiscal 2012 and 2011, was $6.5 million and $6.5 million, respectively. Excluding the impact of future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $8.0 million to $9.0 million. Goodwill and intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	December 31, 2011	March 31, 2011
	(In thousands)
Raw materials	$82,271	$83,584
Work-in-process	129,196	128,003
Finished goods	304,953	308,322

	$516,420	$519,909

(6) OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following:

	December 31, 2011	March 31, 2011
	(In thousands)
Deposits (a)	$6,900	$21,813
Deferred financing costs	21,391	23,982
Investment in affiliates	2,050	1,988
Capitalized software, net	1,965	3,102
Loan to affiliate	1,005	1,005
Retirement plans	17,181	12,523
Finanical instruments	2,432	—
Other	4,614	4,362

	$57,538	$68,775

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters and operating lease commitments.

(7) DEBT

At December 31, 2011 and March 31, 2011, short-term borrowings of $19.9 million and $9.1 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.5% and 4.7% at December 31, 2011 and March 31, 2011, respectively.

Total long-term debt consists of:

	December 31, 2011	March 31, 2011
	(In thousands)
8 5/8% Senior Secured Notes due 2018	$675,000	$675,000
Floating Rate Convertible Senior Subordinated Notes due 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates averaging approximately 6.6%	18,486	14,070

	753,486	749,070

Fair value adjustments on hedged debt (see Note 3—interest rate swaps)	3,496	—

Total	756,982	749,070
Less-current maturities	1,334	2,132

Total long-term debt	$755,648	$746,938

Total debt at December 31, 2011 and March 31, 2011 was $776.9 million and $758.2 million, respectively.

(8) INTEREST EXPENSE, NET

Interest income of $0.2 million and $0.2 million is included in interest expense, net for the three months ended December 31, 2011 and 2010, respectively, and $1.1 million and $0.4 million for the nine months ended December 31, 2011 and 2010, respectively.

(9) OTHER EXPENSE (INCOME), NET

Other expense (income), net consists of:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Currency remeasurement loss (gain) (a)	$3,566	$(4,262)	$12,949	$(4,036)
Reorganization items (b)	204	826	1,069	2,328
Gain on interest rate swaps	(208)	—	(4,503)	—
Other	(159)	(44)	(242)	(403)

	$3,403	$(3,480)	$9,273	$(2,111)

(a)	The currency remeasurement loss (gain) relates primarily to intercompany loans to foreign subsidiaries denominated in Euros, the Australian dollar, Polish Zloty, Belarus ruble, and various other foreign currencies.
(b)	Reorganization items primarily consist of professional fees and claim settlements related to the Company’s prior bankruptcy filing from which the successor Company emerged in May 2004.

(10) EMPLOYEE BENEFITS

The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Components of net periodic benefit cost:

Service cost	$618	$812	$1,847	$2,389
Interest cost	8,182	8,366	24,509	24,867
Expected return on plan assets	(7,727)	(7,221)	(23,139)	(21,540)
Amortization of:
Prior service cost	21	3	64	7
Actuarial loss	168	266	503	796

Net periodic benefit cost	$1,262	$2,226	$3,784	$6,519

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Components of net periodic benefit cost:

Service cost	$126	$46	$381	$137
Interest cost	278	255	837	761
Amortization of:
Prior service cost	(122)	(122)	(367)	(367)
Actuarial loss	123	27	371	82

Net periodic benefit cost	$405	$206	$1,222	$613

The estimated fiscal 2012 pension plan contributions are $28.7 million and other post-retirement contributions are $2.0 million. Payments aggregating $21.2 million were made during the nine months ended December 31, 2011.

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

Based on information available as of January 27, 2012, approximately 69.4% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.

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

The Company received a number of notices of violation issued by the Pennsylvania Department of Environmental Protection (“PADEP”) for alleged violations of pollution control laws at its Reading, Pennsylvania recycling facility. To resolve these notices of violation, the Company negotiated a settlement agreement with PADEP that included monetary sanctions of $0.12 million to PADEP. The settlement also included an agreement to perform an emission control project.

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

The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of December 31, 2011 and March 31, 2011, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $27.7 million and $28.2 million respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.

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

Guarantees

At December 31, 2011, the Company had outstanding letters of credit with a face value of $47.3 million and surety bonds with a face value of $41.9 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at December 31, 2011, pursuant to the terms of the agreement, totaled approximately $39.8 million.

Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2011, bank guarantees with an aggregate face value of $14.1 million were outstanding.

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

Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2011	$35,707

Accrual for sales returns and allowances	32,869
Settlements made (in cash or credit) and currency translation	(32,715)

Balance at December 31, 2011	$35,861

(12) INCOME TAXES

The effective tax rate for the first nine months of fiscal year 2012 and fiscal year 2011 is (7,283.5%) and 6.5% respectively. The effective tax rate for the first nine months of fiscal 2012 included the recognition of taxes on income and losses in almost all of the Company’s jurisdictions with the primary exception of the United Kingdom and Spain, on which full valuation allowances are recorded. The Company released the valuation allowance for France in the third quarter of fiscal 2012 after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future. In fiscal 2011, the Company released full valuation allowances for Australia and Italy based on this same more-likely-than-not criteria.

The effective tax rate for the first nine months of fiscal 2012 was impacted by the following discrete items: release of a valuation allowance in France of ($76.7) million; the settlement of the 2003-2010 Spanish audit for $13.4 million; and recording of a valuation allowance on a Portugal deferred tax asset of $1.6 million.

Each quarter, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits or previously established valuation allowances should be released. This review is performed on a jurisdiction by jurisdiction basis. As global market conditions and the Company’s financial results in certain jurisdictions change, the continued release or establishment of related valuation allowances may occur.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2009. With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2005. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.

During the quarter ended December 31, 2011, the Company recorded a $13.4 million settlement with the Spanish tax authorities regarding its current and certain former Spanish subsidiaries. The settlement permanently closes income tax audits for fiscal years 2003 through 2006, and open tax audits for fiscal years 2007 through 2010. As part of the settlement, the Company agreed to withdraw its appeal of audit results for the periods 2003 through 2006. This withdrawal resulted in the forfeiture of the $13.4 million previously paid during the appeal process. The Company and the tax authorities reached an agreement on the major issue raised during the audit.

The Company’s unrecognized tax benefits decreased from $51.5 million to $49.4 million during the first nine months of fiscal 2012 due primarily to the effects of foreign currency translation plus unrecognized tax benefits established during the period less unrecognized tax benefits released during the period due to expiration of statute of limitations. The amount, if recognized, that would affect the Company’s effective tax rate at December 31, 2011 is $40.7 million.

The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At both December 31, 2011 and March 31, 2011, before any tax benefits, the Company had $2.7 million of accrued interest and penalties on unrecognized tax benefits.

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

(13) RESTRUCTURING AND IMPAIRMENTS, NET

During the nine months of fiscal 2012, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs.

Summarized restructuring reserve and asset impairment activity:

	Severance Costs	Closure Costs	Total Restructuring	Asset Impairments	Total Expenses
	(In thousands)
Balance at March 31, 2011	$18,732	$4,607	$23,339
Expenses	2,812	(708)	2,104	$1,618	$3,722

Payments and Currency Translation	(13,417)	(34)	(13,451)

Balance at December 31, 2011	$8,127	$3,865	$11,992

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

Summarized restructuring and asset impairment expenses by segment:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Transportation Americas	$1,325	$3,477	$1,949	$5,298
Transportation Europe & ROW	438	(1,434)	(16)	902
Industrial Energy Americas	209	779	555	978
Industrial Energy Europe & ROW	331	1,162	1,014	9,650
Unallocated	(158)	97	220	696

TOTAL	$2,145	$4,081	$3,722	$17,524

(14) EARNINGS PER SHARE

The Company computes basic earnings per share by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings, after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. For the three and nine month periods ended December 31, 2011 and 2010, market rates were below the level at which interest payments for these notes are required.

Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic earnings per share.

Basic and diluted earnings per share for the three and nine month periods ended December 31, 2011 and 2010 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands, except per share amounts)

Net income attributable to Exide Technologies	$68,215	$31,210	$59,435	$40,124
Interest expense on Floating Rate Convertible Senior Subordinated Notes	—	—	—	—

	$68,215	$31,210	$59,435	$40,124

Basic weighted average shares outstanding	77,738	76,675	77,628	76,508

Effect of dilutive securities:
Floating Rate Convertible Senior Subordinated Notes	3,697	3,697	3,697	3,697
Employee stock options	—	696	380	516
Employee restricted stock awards (non-vested)	175	411	493	172

	3,872	4,804	4,570	4,385

Diluted weighted average shares outstanding	81,610	81,479	82,198	80,893

Basic earnings per share:	$0.88	$0.41	$0.77	$0.52

Diluted earnings per share:	$0.84	$0.38	$0.72	$0.50

For the three and nine months ended December 31, 2011, approximately 3.0 million and 1.8 million stock options, respectively, were excluded from the diluted earnings per share calculation because their exercise prices were greater than the average market price of the related common stock for the periods, and their inclusion would be antidilutive. For the three and nine months ended December 31, 2010, 1.6 million and 2.2 million stock options, respectively, were similarly excluded. The remaining options, if any, were included in the treasury stock method calculation, and the resulting incremental shares were included in the calculation of diluted earnings per share.

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

The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	December 31, 2011		March 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
(Liability) Asset:
Senior Secured Notes due 2018 (a)	$(678,496)	$(517,219)	$(675,000)	$(718,031)
Convertible Senior Subordinated Notes due 2013	(60,000)	(48,300)	(60,000)	(55,425)
Interest Rate Swaps (b)	4,873	4,873	—	—
Foreign Currency Forwards (b)	(236)	(236)	(2,555)	(2,555)
Commodity swaps / forwards (b)
Asset	427	427	1,564	1,564
Liability	(944)	(944)	(1,263)	(1,263)

(a)	Carrying value at December 31, 2011 includes $3.5 million increase related to fair value adjustment for the $100.0 million interest rate swaps. See Notes 3 and 7.
(b)	These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 – Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.

The following table represents our financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2011:
Assets:
Interest rate swaps	$4,873	$—	$4,873	$—
Commodity swaps / forwards	427	—	427	—
Liabilities:
Foreign currency forwards	236	—	236
Commodity swaps / forwards	944	—	944	—

March 31, 2011:
Assets:
Commodity Swaps	1,564	—	1,564	—
Liabilities:
Foreign currency forwards	2,555	—	2,555	—
Commodity Swaps	1,263	—	1,263	—

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

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Net sales
Transportation Americas	$234,487	$240,186	$676,521	$694,278
Transportation Europe & ROW	269,104	282,715	743,802	669,507
Industrial Energy Americas	75,973	78,420	255,512	216,799
Industrial Energy Europe & ROW	204,487	198,975	626,264	532,386

	$784,051	$800,296	$2,302,099	$2,112,970

Operating income (loss)
Transportation Americas	$3,021	$23,075	$(716)	$52,197
Transportation Europe & ROW	19,451	24,251	38,300	46,293
Industrial Energy Americas	11,578	8,496	32,486	19,558
Industrial Energy Europe & ROW	5,777	10,133	19,442	17,049
Unallocated corporate expenses	(9,498)	(12,222)	(22,796)	(31,138)

	30,329	53,733	66,716	103,959
Less: Restructuring and Impairment Costs (a)	2,145	4,081	3,722	17,524

Total Operating Income	$28,184	$49,652	$62,994	$86,435

(a)	See Note 13 for detail by segment.

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

Factors Which Affect the Company’s Financial Performance

Lead and Other Raw Materials. Lead represented approximately 47.8% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has increased 9.6% from $2,123 per metric ton for the nine months ended December 31, 2010 to $2,327 per metric ton for the nine months ended December 31, 2011. During the first nine months of fiscal 2012, the LME lead price has decreased from $2,719 per metric ton at March 31, 2011 to $1,980 per metric ton at December 31, 2011. At January 27, 2012, the quoted price on the LME was $2,287 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.

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

Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first nine months of fiscal 2012, the exchange rate of the Euro to the U.S. Dollar increased 6.9% on average to $1.40 compared to $1.31 for first nine months of fiscal 2011. At December 31, 2011, the Euro was $1.30 or 8.5% lower as compared to $1.42 at March 31, 2011. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the first nine months ended December 31, 2011, approximately 59.5% of the Company’s net sales were generated in Europe and ROW. Further, approximately 65.1% of the Company’s aggregate accounts receivable and inventory as of December 31, 2011 were held by its European and ROW subsidiaries.

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

Third quarter of Fiscal 2012 Highlights and Outlook

In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent battery purchases has also fluctuated. The Company obtains cores from multiple sources including customer returns of spent batteries, battery brokers, and battery collectors. The Company’s average cost of purchased spent batteries including spent batteries returned from customers increased approximately 15.0% in the third quarter of fiscal 2012 versus the third quarter of fiscal 2011. In response, the Company takes pricing actions as allowed by the market and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.

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

The Company expects that volatility in lead and other commodity costs, which affect all business segments, will continue to put pressure on the Company’s financial performance. The Company has, however, utilized selective pricing actions, lead price escalators and fuel surcharges in certain contracts, and selective lead hedging strategies to help mitigate these risks. The implementation of selective pricing actions and price escalators generally lag the rise in market prices of lead and other commodities. Both lead price escalators and fuel surcharges may not be accepted by our customers, and if the price of lead decreases, our customers may seek disproportionate price reductions.

In addition to managing the impact of fluctuations in lead and other commodity costs on the Company’s results, the key elements of the Company’s underlying business plans and continued strategies are:

(i) Leveraging the company’s resources through the global implementation of a “One Exide” approach to better utilize factory capacity, encourage “cross selling” between business segments and facilitate use of key talent.

(ii) Actions designed to improve the Company’s liquidity and operating cash flow through working capital reduction plans, the sale of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives, and closely managing capital expenditures.

(iii) Continued productivity improvements throughout the entire value chain utilizing tools that include Lean, Six Sigma, Maintenance Excellence and Value Analysis Value Engineering (“VAVE”).

(iv) Successful execution and completion of the Company’s restructuring plan to reduce manufacturing capacity for the America’s transportation business to lower fixed costs.

(v) Continued investment in production capacity to meet evolving needs for enhanced batteries (AGM and Micro-Hybrid Flooded) required for the increasing numbers of Stop & Start and Micro-Hybrid vehicles.

(vi) Selected research and development and engineering investments designed to develop enhanced lead-acid products to meet the customer-driven needs and create revenue growth opportunities.

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

Results of Operations

Three months ended December 31, 2011 compared with three months ended December 31, 2010

Net Sales

Net sales were $784.1 million for the third quarter of fiscal 2012 versus $800.3 million in the third quarter of fiscal 2011. Foreign currency translation (primarily the Euro against the U.S. dollar) unfavorably impacted net sales in the third quarter of fiscal 2012 by approximately $12.0 million. Excluding the foreign currency translation impact, net sales decreased by approximately $4.2 million, or 0.5% primarily due to a decrease in unit sales in some of the Company’s markets partially offset by an estimated $45.1 million in lead related price increases.

Net sales by business segment were as follows:

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended		TOTAL	Currency Related	Non-Currency Related
	December 31, 2011	December 31, 2010
	(In thousands)
Transportation Americas	$234,487	$240,186	$(5,699)	$(1,111)	$(4,588)
Transportation Europe & ROW	269,104	282,715	(13,611)	(9,539)	(4,072)
Industrial Energy Americas	75,973	78,420	(2,447)	(243)	(2,204)
Industrial Energy Europe & ROW	204,487	198,975	5,512	(1,109)	6,621

TOTAL	$784,051	$800,296	$(16,245)	$(12,002)	$(4,243)

Transportation Americas net sales, excluding the foreign currency translation impact, decreased 1.9% due to a 18.6% decrease in aftermarket unit sales partially offset by a 132.4% increase in OEM unit sales and $10.9 million impact of lead related price increases. Third-party lead sales for the third quarter of fiscal 2012 were approximately $9.4 million lower than such third-party sales in the third quarter of fiscal 2011.

Transportation Europe and ROW net sales, excluding foreign currency translation impact, decreased 1.4% mainly due to 7.8% lower unit sales in the aftermarket channel partially offset by 5.9% higher unit sales in the OEM channel and $30.1 million impact of lead related pricing actions. Unusually warm weather across most of the European continent negatively impacted the sale of replacement batteries throughout the period.

Industrial Energy Americas net sales, excluding the foreign currency translation impact, decreased 2.8% primarily due to 19.7% lower unit sales in the Motive Power market while unit sales in the Network Power market were flat.

Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 3.3% due to 8.7% higher unit sales in the Motive Power market and $3.9 million of lead related pricing actions. Network Power sales in Europe continue to be lower due to depressed market conditions.

Gross Profit

Gross profit was $126.5 million in the third quarter of fiscal 2012 versus $160.3 million in the third quarter of fiscal 2011, unfavorably impacted by lower unit sales and higher commodity costs. Gross margin decreased to 16.1% from 20.0% in the third quarter of fiscal 2011. Gross profit was unfavorably impacted by 98 basis points or $7.9 million resulting from unrecovered lead costs. Foreign currency translation unfavorably impacted gross profit in the third quarter of fiscal 2012 by $2.2 million.

Operating Expenses

i.	Selling and administrative expenses decreased $10.4 million, to $96.2 million in the third quarter of fiscal 2012 from $106.6 million in fiscal 2011. Excluding favorable foreign currency translation impact of $0.2 million, the expenses decreased $10.2 million primarily due to headcount reductions and lower salary related expenses. Included in selling and administrative expenses were general and administrative expenses of $41.3 million in the third quarter of fiscal 2012 and $48.2 million in the third quarter of fiscal 2011.

ii.	Restructuring and impairment expenses decreased by $1.9 million, to $2.2 million in the third quarter of fiscal 2012 from $4.1 million in the third quarter of fiscal 2011, and included non-cash asset impairment related items of $1.2 million and a gain of ($2.2) million in the third quarter of fiscal 2012 and 2011, respectively.

Operating Income

Operating income was $28.2 million in the third quarter of fiscal 2012 versus $49.7 million in the third quarter of fiscal 2011. Operating income was unfavorably impacted by lower gross profit, partially offset by $1.9 million lower restructuring and impairment expenses, and selling and administrative expenses. Foreign currency translation unfavorably impacted operating income in the third quarter of fiscal 2012 by $2.0 million.

Operating income by segment was as follows:

	For the Three Months Ended
	December 31, 2011		December 31, 2010		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)

Transportation Americas	$3,021	1.3%	$23,075	9.6%	$(20,054)	$92	$(20,146)
Transportation Europe & ROW	19,451	7.2%	24,251	8.6%	(4,800)	(1,965)	(2,835)
Industrial Energy Americas	11,578	15.2%	8,496	10.8%	3,082	(40)	3,122
Industrial Energy Europe & ROW	5,777	2.8%	10,133	5.1%	(4,356)	119	(4,475)
Unallocated corporate	(9,498)	n/a	(12,222)	n/a	2,724	(206)	2,930

	30,329	3.9%	53,733	6.7%	(23,404)	(2,000)	(21,404)
Less: Restructuring and Impairment Costs	2,145	n/a	4,081	n/a	1,936	29	1,907

Total Operating Income	$28,184	3.6%	$49,652	6.2%	$(21,468)	$(1,971)	$(19,497)

Gross margins by segment are shown below:

	For the Three Months Ended
	December 31, 2011	December 31, 2010

Transportation Americas	14.1%	22.5%
Transportation Europe & ROW	15.9%	18.0%
Industrial Energy Americas	28.7%	25.7%
Industrial Energy Europe & ROW	14.1%	17.7%

TOTAL	16.1%	20.0%

Transportation Americas operating income, excluding the foreign currency translation impact, decreased primarily due to 18.6% lower aftermarket unit sales and higher commodity costs including lead. The increase in net sales and cost of sales from lead related pricing had a 70 basis point unfavorable impact on gross margin.

Transportation Europe and ROW operating income, excluding foreign currency translation impact, decreased mainly due to lower unit sales in the aftermarket channel, partially offset by pricing actions and higher unit sales in the OEM channel. The increase in net sales and cost of sales from lead related pricing had a 200 basis point unfavorable impact on gross margin.

Industrial Energy Americas operating income increased mostly due to improved manufacturing efficiencies and lower warranty expenses.

Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, decreased mainly due to higher commodity costs. Lead related pricing impacted the gross margin unfavorably by 30 basis points.

Unallocated corporate operating expenses, excluding the foreign currency translation impact, decreased mainly due to lower professional fees, headcount reductions and lower salary related expenses.

Other Expense (Income)

Other expense (income) was $3.4 million in the third quarter of fiscal 2012 versus ($3.5) million in the third quarter of fiscal 2011. The unfavorable change primarily relates to $3.6 million of currency remeasurement loss in the third quarter of fiscal 2012 versus $4.3 million of currency remeasurement gain in the third quarter of fiscal 2011.

Interest Expense

Interest expense increased $1.9 million, to $17.2 million in the third quarter of fiscal 2012 from $15.3 million in the third quarter of fiscal 2011 primarily due to increased borrowings resulting from our January, 2011 debt refinancing.

Income Taxes

	For the Three Months Ended
	December 31, 2011	December 31, 2010
	(In thousands)

Pre-tax income	$7,587	$37,834
Income tax (benefit) provision	(60,313)	6,613

Effective tax rate	-795.0%	17.5%

The effective tax rate for the third quarter of fiscal 2012 included the recognition of taxes on income and losses in almost all of the Company’s jurisdictions with the primary exception of the United Kingdom and Spain, on which full valuation allowances are recorded. The Company released the valuation allowance for France in third quarter fiscal 2012 after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.

During the quarter ended December 31, 2011, the Company recorded a $13.4 million settlement with the Spanish tax authorities regarding its current and certain former Spanish subsidiaries. The settlement permanently closes income tax audits for fiscal years 2003 through 2006, and open tax audits for fiscal years 2007 through 2010. As part of the settlement, the Company agreed to withdraw its appeal of audit results for the periods 2003 through 2006. This withdrawal resulted in the forfeiture of the $13.4 million previously paid during the appeal process. The Company and the tax authorities reached an agreement on the major issue raised during the audit. See Note 12 to the Condensed Consolidated Financial Statements for further discussion of the Company’s effective tax rate.

The effective tax rate for the third quarter of fiscal 2012 was impacted by the following discrete items: release of a valuation allowance in France of ($76.7) million; the settlement of the 2003-2010 Spanish audit for $13.4 million; and recording of a valuation allowance on a Portugal deferred tax asset of $1.6 million; and the utilization of ($1.2) million in valuation allowances on current period tax expense generated mostly in the United Kingdom and Spain. The effective tax rate for the third quarter of fiscal year 2011 was primarily affected by the impact of various items related to uncertain tax positions of $1.8 million and changes in jurisdictional tax laws of ($3.7) million.

Nine months ended December 31, 2011 compared with nine months ended December 31, 2010

Net Sales

Net sales were $2.30 billion in the first nine months of fiscal 2012 versus $2.11 billion in the first nine months of fiscal 2011. Foreign currency translation favorably impacted net sales in the first nine months of fiscal 2012 by approximately $78.9 million.

Excluding the foreign currency translation impact, net sales increased by approximately $110.2 million, or 5.2% primarily as a result of an estimated $127.8 million in lead related price increases partially offset by a slight decrease in unit sales in some of the Company’s markets.

Net sales by business segment were as follows:

			FAVORABLE / (UNFAVORABLE)
	For the Nine Months Ended		TOTAL	Currency Related	Non-Currency Related
	December 31, 2011	December 31, 2010
	(In thousands)
Transportation Americas	$676,521	$694,278	$(17,757)	$2,964	$(20,721)
Transportation Europe & ROW	743,802	669,507	74,295	34,569	39,726
Industrial Energy Americas	255,512	216,799	38,713	371	38,342
Industrial Energy Europe & ROW	626,264	532,386	93,878	41,037	52,841

TOTAL	$2,302,099	$2,112,970	$189,129	$78,941	$110,188

Transportation Americas net sales, excluding the foreign currency translation impact, decreased 3.0% due to a 17.8% decrease in aftermarket unit sales partially offset by a 83.0% increase in OEM unit sales and $45.0 million impact of lead related price increases. Third-party lead sales in the first nine months of fiscal 2012 were approximately $1.1 million higher than such third-party sales in the first nine months of fiscal 2011.

Transportation Europe and ROW net sales, excluding foreign currency translation impact, increased 5.9% mainly due to 8.2% higher unit sales in the OEM channel and $65.6 million impact of lead related pricing actions, partially offset by 6.6% lower unit sales in the aftermarket channel.

Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 17.7% due to 10.0% higher unit sales in both the Motive Power and Network Power markets.

Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 9.9% due to 24.5% higher unit sales in the Motive Power market and $17.3 million of lead related pricing actions. Network Power sales in Europe continue to be relatively depressed.

Gross Profit

Gross profit was $361.8 million in the first nine months of fiscal 2012 versus $406.0 million in the first nine months of fiscal 2011. Gross margin decreased to 15.7% from 19.2% in the first nine months of fiscal 2011. Gross profit was unfavorably impacted by 92 basis points resulting from unrecovered lead costs. Foreign currency translation favorably impacted gross profit in the first nine months of fiscal 2012 by $11.8 million.

Operating Expenses

i	Selling and administrative expenses decreased $6.9 million, to $295.1 million in the first nine months of fiscal 2012 from $302.0 million in fiscal 2011. Excluding unfavorable foreign currency translation impact of $11.1 million, the expenses decreased $18.0 million primarily due to savings due to headcount reductions and lower salary related expenses. Included in selling and administrative expenses were general and administrative expenses of $125.0 million in the first nine months of fiscal 2012 and $134.3 million in the first nine months of fiscal 2011.

ii.	Restructuring and impairment expenses decreased by $13.8 million, to $3.7 million in the first nine months of fiscal 2012 from $17.5 million in the first nine months of fiscal 2011, and included non-cash asset impairment related items of $1.6 million and ($0.9) million gain in the first nine months of fiscal 2012 and 2011, respectively.

Operating Income

Operating income was $63.0 million in the first nine months of fiscal 2012 versus $86.4 million in the first nine months of fiscal 2011. Operating income was unfavorably impacted by lower gross profit, partially offset by manufacturing efficiencies, lower selling and administrative expenses and $13.8 million of lower restructuring and impairment expenses. Foreign currency translation favorably impacted operating income in the first nine months of fiscal 2012 by $0.6 million.

Operating income by segment was as follows:

	For the Nine Months Ended
	December 31, 2011		December 31, 2010		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)

Transportation Americas	$(716)	-0.1%	$52,197	7.5%	$(52,913)	$207	$(53,120)
Transportation Europe & ROW	38,300	5.1%	46,293	6.9%	(7,993)	77	(8,070)
Industrial Energy Americas	32,486	12.7%	19,558	9.0%	12,928	(52)	12,980
Industrial Energy Europe & ROW	19,442	3.1%	17,049	3.2%	2,393	1,632	761
Unallocated corporate	(22,796)	n/a	(31,138)	n/a	8,342	(1,242)	9,584

	66,716	2.9%	103,959	4.9%	(37,243)	622	(37,865)
Less: Restructuring and Impairment Costs	3,722	n/a	17,524	n/a	13,802	15	13,787

Total Operating Income	$62,994	2.7%	$86,435	4.1%	$(23,441)	$637	$(24,078)

Gross margins by segment were as follows:

	For the Nine Months Ended
	December 31, 2011	December 31, 2010

Transportation Americas	13.4%	20.4%
Transportation Europe & ROW	15.1%	18.1%
Industrial Energy Americas	25.0%	24.6%
Industrial Energy Europe & ROW	15.1%	17.0%

TOTAL	15.7%	19.2%

Transportation Americas operating income, excluding the foreign currency translation impact, decreased primarily due to 17.8% lower aftermarket unit sales and higher commodity costs including lead. The increase in net sales and cost of sales from lead related pricing had a 100 basis point unfavorable impact on gross margin.

Transportation Europe and ROW operating income, excluding foreign currency translation impact, decreased mainly due to higher commodity costs including lead, partially offset by pricing actions and higher unit sales in the OEM channel. The increase in net sales and cost of sales from lead related pricing had a 150 basis point unfavorable impact on gross margin. Also negatively impacting year-to-date results is an out-of-period adjustment of $5.0 million as discussed in Note 1 to the Condensed Consolidated Financial Statements.

Industrial Energy Americas operating income increased primarily due to higher unit sales in the Motive Power and Network Power markets as well as improved manufacturing efficiencies, lower warranty expenses and expense reductions.

Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, increased mainly due to higher unit sales, principally in the Motive Power market. The increase in net sales and cost of sales from lead related pricing had a 40 basis point unfavorable impact on gross margin.

Unallocated corporate operating expenses, excluding the foreign currency translation impact, decreased mainly due to lower salary related expenses, professional fees, and stock compensation expenses.

Other Expense

Other expense (income) was $9.3 million in the first nine months of fiscal 2012 versus ($2.1) million in the first nine months of fiscal 2011. The increase primarily relates to a currency remeasurement loss of $12.9 million in the fiscal 2012 period versus a currency remeasurement gain of ($4.0) in the fiscal 2011 period , partially offset by lower reorganization costs of $1.2 million and a $4.6 million gain on certain interest rate swaps (see Note 3 to the Condensed Consolidated Financial Statements), .

Interest Expense

Interest expense increased $7.5 million, to $52.9 million in the first nine months of fiscal 2012 from $45.4 million in the first nine months of fiscal 2011 primarily due to increased borrowings.

Income Taxes

	For the Nine Months Ended
	December 31, 2011	December 31, 2010
	(In thousands)

Pre-tax income	$792	$43,105
Income tax (benefit) provision	(57,685)	2,800

Effective tax rate	-7283.5%	6.5%

The effective tax rate for the first nine months of fiscal 2012 was impacted by the recognition of taxes on income and losses in almost all of the Company’s jurisdictions with the primary exception of the United Kingdom and Spain, on which full valuation allowances are recorded. In addition, the Company released the valuation allowance for France in third quarter fiscal 2012 after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future. For fiscal 2011, the Company released the full valuation allowances for Australia and Italy.

The effective tax rate for the first nine months of fiscal 2012 was impacted by the following discrete items: release of a valuation allowance in France of ($76.7) million; the settlement of the 2003-2010 Spanish audit for $13.4 million; and recording of a valuation allowance on a Portugal deferred tax asset of $1.6 million; and the utilization of ($1.2) million in valuation allowances on current period tax expense generated mostly in the United Kingdom and Spain. The effective tax rate for the first nine months of fiscal year 2011 was impacted by the: release of valuation allowances of ($10.2) million in Australia and Italy and the impact of various items related to uncertain tax positions of $1.8 million. Additionally, the tax rate in fiscal year 2011 was impacted by a benefit of $4.2 million established through a Polish adjustment to tax basis in intangibles.

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash and cash equivalents of $102.7 million and availability under the Company’s senior secured asset-backed revolving credit facility (the “ABL facility”) of $152.7 million. This compared to cash and cash equivalents of $161.4 million and availability under the ABL facility of $144.0 million as of March 31, 2011.

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

The notes contain provisions by which the Company may elect to repay some or all of the principal balance prior to its 2018 maturity date:

•

Prior to February 1, 2014, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 108.625 % of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. The Company may make such a redemption only if, after such redemption, at least 65% of the aggregate principal amount of the notes issued under the indenture remains outstanding and the Issuer issues a redemption notice in respect thereof not more than 60 days of the date of the equity offering closing.

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

The Convertible Notes

In March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. These notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at December 31, 2011 and March 31, 2011 was 0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At December 31, 2011, the Company was in compliance with covenants contained in the ABL Facility and indenture governing the 8 5/8% Senior Secured Notes and floating rate convertible subordinated notes.

At December 31, 2011, the Company had outstanding letters of credit with a face value of $47.3 million and surety bonds with a face value of $41.9 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at December 31, 2011, pursuant to the terms of the agreement, was $39.8 million.

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

Sources and Uses of Cash

The Company’s liquidity requirements have been met historically through its cash and cash equivalents balance, cash provided by operations, borrowed funds, its ABL facility and the proceeds of sales of accounts receivable. Additional cash has been generated in the past several years through rights offerings, common stock issuances, and the sale of non-core businesses and assets. The Company believes it has sufficient financial resources and liquidity to fund operations and meet its obligations for the forseeable future.

The Company’s liquidity needs arise primarily from the funding of working capital, obligations on indebtedness, pension contributions, and capital expenditures. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of June through October to support seasonal inventory builds.

Going forward, the Company’s principal sources of liquidity are expected to be cash on hand, cash from operations, borrowings under the ABL facility, and the sale of idled assets, principally closed facilities, in certain foreign countries.

Cash (used in) provided by operating activities were ($1.7) million and $64.7 million in the first nine months of fiscal 2012 and fiscal 2011, respectively. This decrease primarily relates to lower operating income and increased working capital usage versus the prior year period primarily associated with lower accounts payable due to timing of disbursements.

Cash used in investing activities primarily consisted of capital expenditures of $71.9 million and $52.4 million in the first nine months of fiscal 2012 and 2011, respectively.

Cash provided by (used in) financing activities was $18.7 million and ($23.6) million in the first nine months of fiscal 2012 and fiscal 2011, respectively. The increased cash flow from financing activities was primarily due to increase in short-term borrowings. The prior year included payments under the Company’s Credit Agreement and increased ownership interests in certain subsidiaries not wholly owned.

The Company has remaining accrued restructuring costs of approximately $12.0 million as of December 31, 2011. For further discussion see Note 13 to the Condensed Consolidated Financial Statements.

The estimated fiscal 2012 pension plan contributions are $28.7 million and other post-retirement contributions are $2.0 million. Payments aggregating $21.2 million were made during the first nine months of fiscal 2012.

During the third quarter of fiscal 2012, the Company reached a settlement with the Spanish tax authorities closing tax years 2003 through 2010. As a result of the settlement, previously funded deposits aggregating $13.4 million were expensed. No further cash payments relating to tax years 2002 through 2010 will be required.

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

Accounts Receivable Factoring Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $71.9 million and $67.3 million of foreign currency trade accounts receivable as of December 31, 2011 and March 31, 2011, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Changes to the quantitative and qualitative market risks as of December 31, 2011 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011 for further information.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Throughout the world, the Company manufactures, distributes, recycles, and otherwise uses large amounts of potentially hazardous materials, especially lead and acid. As a result, the Company is subject to a substantial number of costly regulations. In particular, the Company is required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the U.S. and other countries, including those governing (1) emissions to air, discharges to water, noise and odor emissions; (2) the generation, handling, storage, transportation, treatment, and disposal of waste materials; and (3) the cleanup of contaminated properties and (4) human health and safety. Compliance with these laws and regulations results in ongoing costs. The Company could also incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions, third-party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at its facilities. In addition, many of the Company’s current and former facilities are located on properties with histories of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, the Company could become liable for the cost of investigating or remediating contamination at these properties if contamination requiring such activities is discovered in the future. There is also inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis in law to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs or other environmental injuries are highly variable, and estimating these costs involves complex legal, scientific and technical judgments. The Company may become obligated to pay material remediation-related costs at its closed Tampa, Florida facility in the amount of approximately $13.2 million to $19.9 million, and at the Columbus, Georgia facility in the amount of approximately $5.7 million to $8.5 million.

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

On January 17, 2012, the City of Frisco, Texas initiated actions that may prevent the Company from proceeding with projects designed to comply with certain NAAQS implementation requirements related to the Company’s Frisco, Texas recycling facility and that seek to impose an involuntary closure of the recycling facility. If the City is successful, the closure of the recycling facility could temporarily reduce the Company’s recycling capacity and require that it seek to increase recycling capacity at existing facilities or reduce external lead sales, which could have an adverse effect on the Company’s recycling business. Although the timing of any potential closure is currently unknown, the Company intends to contest the City’s actions.

Other than the risk factor described above, the risk factors which were disclosed in the Company’s fiscal 2011 Form 10-K have not materially changed since we filed our fiscal 2011 Form 10-K. See Item 1A to Part I of the Company’s fiscal 2011 Form 10-K for a complete discussion of these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	—	—	—	—
November 1 through November 30	—	—	—	—
December 1 through December 31	224	$2.45	—	—

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Offer of Employment to Paul Hirt, Jr., dated September 16, 2011

10.2	Separation Agreement and General Release between Exide Technologies and Edward R. Tetreault dated October 25, 2011.

31.1	Certification of James R. Bolch, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ Phillip A. Damaska

Phillip A. Damaska
Executive Vice President and Chief Financial Officer

Date: February 9, 2012