Form 10-K
period 2012-03-31
EXIDE TECHNOLOGIES
filed 2012-06-07
CIK 813781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2011 was $306,792,220.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 25, 2012, 78,346,859 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders to be held on September 20, 2012 is incorporated by reference in Part III to the extent described therein.

EXIDE TECHNOLOGIES

EXIDE TECHNOLOGIES

PART I

Item  1. Business

Overview and General Discussion of the Business

Exide Technologies is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at 13000 Deerfield Parkway, Building 200, Milton, Georgia 30004.

The Company is a global leader in stored electrical energy solutions, and one of the largest manufacturers and suppliers of lead-acid batteries for transportation and industrial applications in the world, with fiscal 2012 net sales of approximately $3.1 billion. The Company’s operations in the Americas as well as Europe and Rest of World (“ROW”) represented approximately 40.4% and 59.6%, respectively, of fiscal 2012 net sales.

Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the twelve months ended March 31 of that year (e.g., “fiscal 2012” refers to the period beginning April 1, 2011 and ending March 31, 2012). Unless the context indicates otherwise, the “Company,” “Exide,” “we,” or “us” refers to Exide Technologies and its subsidiaries.

Company Products and Business Segments

The Company reports its financial results through four principal business segments: Transportation Americas, Transportation Europe and ROW, Industrial Energy Americas, and Industrial Energy Europe and ROW. Refer to Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K for financial information about the Company’s business segments and the geographic areas in which the Company operates.

Transportation

The Company’s transportation batteries include starting lighting and ignition (“SLI”) batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications including Micro-hybrids. The Company’s principal batteries sold in the transportation markets are represented by the following brands: Centra, DETA, Exide, Exide Extreme, Exide NASCAR Select, Orbital, Fulmen, and Tudor, as well as other brands under various private labels. The market for transportation batteries is divided between sales to aftermarket customers and original equipment manufacturers (“OEMs”). Transportation segments represented approximately 62.3% of the Company’s net sales in fiscal 2012. Within the transportation segments, aftermarket sales and OEM sales represented approximately 67.2% and 32.8% of fiscal 2012 net sales, respectively.

Aftermarket sales are impacted by a number of factors, including the number of vehicles in use, average battery life, average age of vehicles, weather conditions, and population growth. Aftermarket demand historically has been less cyclical than OEM demand due to the typical three to five-year replacement cycle. Some of the Company’s major aftermarket customers include Bosch, Tractor Supply, Canadian Tire, ADI, ATR International, and GroupAuto International. In addition, the Company is also a supplier of authorized replacement batteries for major OEMs including the BMW Group, Fiat Group, Honda, Iveco, John Deere, PSA Group, Scania, Volvo Trucks, Toyota, Volkswagen Group, Renault-Nissan, PACCAR, and many others.

OEM sales are primarily impacted by new vehicle manufacturing builds, based on consumer demand for new vehicles. The Company believes that the OEM market increasingly prefers suppliers with innovative energy storage technology supporting CO2 reductions and suppliers with established global production capabilities that can meet their needs as they expand internationally and increase platform standardization across multiple markets. The Company supplies batteries for two of the 10 top-selling vehicles in the United States of America

(“U.S.”) and five of the 10 top-selling vehicles in Europe. Some of the Company’s significant OEM customers include the BMW Group, Fiat Group, International Truck & Engine, the PSA group (Peugeot S.A./Citroën), Case/New Holland, John Deere, Renault, Nissan, Scania, Volvo Trucks, Volkswagen Group, Chrysler, Toyota, among others.

Transportation Americas

In the Americas, the Company sells aftermarket transportation products through various distribution channels, including mass merchandisers, auto parts outlets, wholesale distributors, and battery specialists. The Company sells its OEM transportation replacement products principally through dealer networks. The Company’s Americas operations include a network of 78 branches which sell and distribute batteries and other products to the Company’s distributor channel customers, battery specialists, national account customers, retail stores, and OEM dealers. In addition, these branches collect spent batteries for the Company’s recycling facilities.

With its five active recycling facilities, the Company is the largest recycler of lead in North America. These operations supply recycled lead for use in almost all of Exide’s Transportation and Industrial Energy products manufactured in North America as well as supplying lead to a variety of external customers. The recycling facilities also recover and recycle battery acid as well as plastic materials that are used to produce new battery covers and cases.

Transportation Europe and ROW

In Europe and ROW, the Company sells OEM batteries to the light vehicle, light commercial vehicle and commercial vehicle industries. The commercial vehicle industry includes truck manufacturers as well as construction and agriculture vehicle manufacturers. Exide supplies most of its OEM batteries directly to the assembly plants of its customers. The Company supplies BMW, Fiat Group, Nissan, Renault, Volkswagen, Iveco, Scania, Volvo Trucks, and many other well known manufacturers. The Company also delivers service and replacement batteries into this segment. Those are either distributed by the OEM customers themselves or delivered directly to the service points through the Exide logistics network. The Company also supplies advanced lead-acid batteries for microhybrid vehicles equipped with CO2- reducing technologies such as Start & Stop vehicles with and without regenerative braking systems.

The Company sells Europe and ROW aftermarket batteries primarily through automotive parts and battery wholesalers, mass-merchandisers, auto centers, service installers, and oil companies. Wholesalers have traditionally represented the majority of this market, but sales through hypermarket chains and automotive parts stores, most often integrated in European-wide buying groups, have increased. Many automotive parts wholesalers are also increasingly organized in European organizations active in purchasing and merchandising programs. Battery specialists sell and distribute batteries to a network of automotive parts retailers, service stations, independent retailers, and garages throughout Europe.

Industrial Energy

The Company’s Industrial Energy segments supply both motive power and network power applications. Industrial Energy represented 37.7% of the Company’s net sales in fiscal 2012. Within the Industrial Energy segments, motive power sales and network power sales represented approximately 57.4% and 42.6% of Industrial Energy net sales, respectively.

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

Network power batteries are used to provide back-up power for use with telecommunications systems, computer installations or data centers, hospitals, air traffic control, security systems, utilities, railway and military applications. Telecommunications applications include central and local switching systems, satellite stations, wireless base stations and mobile switches, optical fiber repeating boxes, cable TV transmission boxes, and radio transmission stations. The Company’s strongest network power battery brands, Absolyte and Sonnenschein, offer customers the choice of AGM or gel electrolyte valve regulated battery technologies and deliver among the highest energy and power densities in their class.

Industrial Energy Americas

In the Americas, the Company distributes motive power products and services through multiple channels. These include sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives. The Company serves a wide range of customers including OEM suppliers of lift trucks, large industrial companies, retail distributors, warehousing companies, and manufacturers. The Company’s primary motive power customers in the Americas include NACCO, Sears, Toyota, Walmart, and Target. The Company distributes network power products and services through sales and service locations owned by the Company augmented by a network of independent manufacturers’ representatives. The Company’s primary network power customers in the Americas include AT&T, APC, Emerson Electric, and Verizon Wireless.

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

Quality

The Company recognizes that product performance and quality are critical to customer satisfaction and ultimately to its success. The Company has a standardized global Quality Management System (“QMS”) which it utilizes in conjunction with the deployment of lean manufacturing principles and new product development systems to drive improved levels of quality, productivity and services to the global transportation and industrial energy markets. The Company has an established history of utilizing lean manufacturing and six sigma tools and techniques under project names such as EXCELL and Take Charge! that are now a standard part of its operations, are coordinated globally, and have also been applied to areas such as maintenance and energy management. The Company also utilizes a disciplined Value Analysis Value Engineering (“VAVE”) process in conjunction with the QMS to ensure that its customers are receiving high quality, competitive products and services.

The Company’s quality commitment begins in the design phase with an in-depth understanding of customer and application requirements. The Company’s products are designed using carefully selected processes, tools and materials in order to meet required performance, industry and customers quality and durability standards. The

Company’s focus on quality continues through the manufacturing process. The Company has quality audit processes and standards in each of its production and distribution facilities. The Company’s quality process extends throughout the entire product lifecycle including operation in service as well as recycling.

All of the Company’s major production facilities are approved under ISO/TS 16949 and/or ISO 9001 quality standards. The Company has also obtained ISO 14001 Environmental Health & Safety (“EH&S”) certification at the majority of its manufacturing plants, and has received quality certifications and awards from a number of OEM and aftermarket customers.

Research and Development

The Company is committed to developing new and technologically advanced products, services, and systems that provide superior performance and value to customers. To support this commitment, the Company focuses on developing opportunities across its global markets and operating a number of product and process-development centers of excellence around the world. These centers work cooperatively to define and improve the Company’s product design and production processes. By leveraging this network, the Company is able to transfer technological, product and process knowledge among its various operating facilities to adopt best practices for use throughout the Company. Investment in Research, Development and Engineering capability continues to be an important priority. In April 2011, a 19,000 square foot annex was opened in Alpharetta, Georgia for battery testing and other activities.

In addition to in-house efforts, the Company continues to pursue the formation of alliances and collaborative partnerships to develop energy-management systems for automotive electrical and electronic architectures for the global OEM market. Current cooperative efforts include materials, designs and systems. The Company is also pursuing development initiatives targeted at the industrial, military, and renewable energy markets.

In August 2009, the Company was awarded a $34.3 million grant by the United States Department of Energy (“DOE”) under the American Recovery and Reinvestment Act to increase manufacturing capacity for AGM batteries with and without advanced carbon technology. These AGM batteries are designed for Start & Stop, Micro-Hybrid and no-idle vehicle applications and enable improved fuel efficiency and reduced CO2 emissions. Our total investment including the DOE grant is approximately $70.0 million for expansion of our Columbus, Georgia and Bristol, Tennessee facilities. As a result of these investments, we expect to create as many as 320 jobs and expand battery production capacity by about 1.5 million batteries per year. These investments have been largely completed in fiscal year 2012. As of March 31 2012, the Columbus plant is shipping flat plate AGM products to customers manufactured by the new equipment. The Bristol expansion is completed and as of March 31, 2012 is in the stage of product qualification. Product shipment to customers is expected within calendar 2012.

Patents, Trademarks and Licenses

The Company owns or has a license to use various trademarks that are valuable to its business. The Company believes these trademarks and licenses enhance the brand recognition of the Company’s products. The Company currently owns approximately 280 trademarks worldwide, and maintains licenses from others to use approximately 19 trademarks worldwide. For example, the Company licenses the NASCAR mark from the National Association for Stock Car Auto Racing, Inc. (“NASCAR”), and the Exide mark in the United Kingdom and Ireland from Chloride Group. The Company’s license to the NASCAR marks was extended for three years in fiscal year 2012 and now expires on December 31, 2014, and the license to the Exide mark in the United Kingdom and Ireland is for an unrestricted term subject to ongoing compliance with the terms of the license agreement. The Company also acts as licensor under certain trademark licensing agreements.

The Company has generated a number of patents in the operation of its business and currently owns all or a partial interest in greater than 315 patents and applications for patents pending worldwide. Although the

Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to the Company’s market competitiveness, currently no operating segment is substantially dependent on any single patent or group of patents.

In 2003, the Company served notices in the U.S. Bankruptcy Court for the District of Delaware to reject certain executory contracts with EnerSys, which the Company contended were executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company’s request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit's mandate, the Bankruptcy Court vacated its prior orders and denied the Company's motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys does not have enforceable rights under the Trademark License under Bankruptcy Code provisions which the Company believes are relevant to non-executory contracts. EnerSys has filed a motion to dismiss that complaint, which the Company has opposed, and the motion remains pending. For further information regarding this matter, see Note 11 to the Consolidated Financial Statements.

Manufacturing, Raw Materials and Suppliers

Lead is the primary material used in the manufacture of the Company’s lead-acid batteries, representing approximately 49.2% of the cost of goods produced. The Company obtains substantially all of its North American lead requirements through the operation of five secondary lead recycling plants which reclaim lead by recycling spent lead-acid batteries. In North America, the Company obtains spent batteries for recycling primarily from the Company’s customers, through Company-owned branch networks, and from third party spent battery collectors. In Europe and ROW, the Company obtains a small portion of its lead requirements through the operation of two lead recycling plants. The majority of the Company’s lead requirements in Europe and ROW, however, are obtained from third-party suppliers.

The Company uses both polyethylene and AGM battery separators. There are a number of suppliers from whom the Company purchases AGM battery separators. Polyethylene battery separators are purchased primarily from one supplier pursuant to a supply agreement expiring in fiscal 2013. There is currently no second source that could readily provide the volume of certain polyethylene separators used by the Company. As a result, any major disruption in supply from the Company’s primary supplier of certain polyethylene separators would have a material adverse impact on the Company.

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

In the Americas transportation segment, the Company believes it has the third largest market position. Other principal competitors in this market are Johnson Controls, Inc. and East Penn Manufacturing. Competition is strongest in the auto parts retail and mass merchandiser channels where large customers use their buying power to negotiate lower prices and longer payment terms. Due to technical and production qualification requirements, OEMs change battery suppliers less frequently than aftermarket customers, but because of their purchasing size, they can influence market participants to compete on price and other terms. The Company also believes that it has the overall second largest market position in Europe in transportation batteries for the light vehicles and commercial vehicles product categories. The Company’s largest competitor in the European transportation markets is Johnson Controls, Inc.

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

Seasonal Factors

The Company sells a disproportionate share of its transportation aftermarket batteries during the fall and early winter (the Company’s third and a portion of its fourth fiscal quarters). Retailers and distributors buy automotive batteries during these periods so they will have sufficient inventory for cold weather periods. Unusually cold winters and hot summers may accelerate battery failure and increase demand for transportation replacement batteries. Mild winters and cool summers, however, may have the opposite effect.

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

Employees

The Company employed approximately 9,988 persons at March 31, 2012, compared to approximately 10,027 persons at March 31, 2011.

Americas

As of March 31, 2012, the Company employed approximately 1,244 salaried employees and 2,876 hourly employees in the Americas, primarily in the U.S. Approximately 44% of these salaried employees are engaged in sales, service, marketing, and administration and 56% in manufacturing and engineering. Approximately 20% of the Company’s hourly employees in the Americas are represented by unions. The Company believes that relations with its unions are generally good. Union contracts covering approximately 1.4% of the Company’s domestic employees expire in fiscal 2013, and the remainder thereafter.

Europe and ROW

As of March 31, 2012, the Company employed approximately 2,348 salaried employees and 3,520 hourly employees outside of the Americas, primarily in Europe. Approximately 64% of these salaried employees are engaged in sales, service, marketing, and administration and 36% in manufacturing and engineering. Generally, the Company’s hourly employees and some of its salaried employees in Europe and ROW are represented by unions. The Company meets regularly with the European Works Councils. The Company believes that relations with its unions are generally good. Contracts covering most of the Company’s non-U.S. union employees expire on various dates in fiscal 2013.

Executive Officers

James R. Bolch (54) President, Chief Executive Officer, and member of the Board of Directors. Mr. Bolch joined the Company in July 2010. His career has spanned 30 years in global industrial businesses serving a variety of market segments. Before joining Exide, he served as Senior Vice President and President, Industrial Technologies Sector at Ingersoll Rand Company. He joined Ingersoll Rand in 2005 from Schindler Elevator Corporation, where he served as Executive Vice President of the Service Business. Prior to his tenure at Schindler Elevator Corporation, Mr. Bolch spent 21 years with United Technologies Corporation.

Phillip A. Damaska (57) Executive Vice President and Chief Financial Officer. Mr. Damaska joined the Company in January 2005 as Vice President, Finance, was appointed Vice President and Corporate Controller in September 2005, was named Senior Vice President and Corporate Controller in March 2006, and was named Executive Vice President and Chief Financial Officer effective April 1, 2008. Prior to joining the Company, Mr. Damaska served in numerous capacities with Freudenberg-NOK from 1996 through 2004, most recently as President of Corteco, an automotive and industrial seal supplier that is part of the partnership's global group of companies.

Barbara A. Hatcher (57) Executive Vice President and General Counsel. Ms. Hatcher joined the Company in September 2000 in connection with the Company’s acquisition of GNB. Ms. Hatcher has been Executive Vice President and General Counsel since May 2006, after having served as Deputy General Counsel from April 2004 through April 2006. Ms. Hatcher previously served as GNB’s Vice President & General Counsel.

Bruce Cole (49) Executive Vice President, Strategy and Business Development. Mr. Cole joined the Company in September 2000 in connection with the Company’s acquisition of GNB. Mr. Cole joined GNB in 1989. Mr. Cole served as President, Exide Americas from August 2007 to October 2011 and prior to that was Vice President and General Manager, North American Recycling. Mr. Cole has also served in a variety of roles at the Company including Vice President, Manufacturing & Engineering for Industrial Energy Americas and Vice President, Global Marketing, Industrial Energy.

R. Paul Hirt, Jr. (52) President, Exide Americas. Mr. Hirt joined Exide in October 2011. Prior to joining the Company, Mr. Hirt served as President and Chief Executive Officer of Sigma Electric Manufacturing Company from 2007 until October 2011. Mr. Hirt previously served from 1981 to 2007 in a number of positions at General Electric Company, most recently as General Manager, Americas Sales—GE Silicones from 2004 to 2007.

Michael Ostermann (46) President, Exide Europe. Mr. Ostermann joined Exide in January 2009 as President, Transportation Europe and was named President, Exide Europe in March 2010. Prior to joining the Company, Mr. Ostermann served in a variety of automotive industry and operational roles including his most recent position as Management Board Member and Managing Director for Frauenthal Holding AG, a European manufacturer of industrial ceramic products. Mr. Ostermann was responsible for establishing that company’s Automotive Division.

Louis E. Martinez (46) Vice President, Corporate Controller, and Chief Accounting Officer. Mr. Martinez was appointed to this position in March 2008. Previously, Mr. Martinez served as the Company's Assistant Corporate Controller since joining the Company in May 2005. Mr. Martinez served as Corporate Controller for

Airgate PCS, Inc., from March 2003 through May 2005. Mr. Martinez has also served as Corporate Controller for Cotelligent, Inc., from March 2000 through February 2003 and as Director of Finance & Controller for Aegis Communications Group from 1996 through February 2000.

Backlog

The Company’s order backlog at March 31, 2012 and March 31, 2011, respectively, was approximately $50.9 million and $44.8 million for Industrial Energy Americas and approximately $132.0 million and $105.4 million for Industrial Energy Europe and ROW. The Company expects to fill those backlogs during fiscal 2013. The Transportation backlog at March 31, 2012 was not significant.

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

Lead is the primary material used in the manufacture of the Company’s lead-acid batteries, representing approximately 49.2% of the cost of goods produced. The Company obtains substantially all of its North American lead requirements through the operation of five secondary lead recycling plants which reclaim lead by recycling spent lead-acid batteries. In North America, the Company obtains spent batteries for recycling primarily from the Company’s customers, through Company-owned branch networks, and from outside spent battery collectors. Costs of spent batteries have been quite volatile, increasing by 14% on average in fiscal 2012 as compared with fiscal 2011. In Europe and ROW, the Company obtains a small portion of its lead requirements through the operation of two lead recycling plants. The majority of the Company’s lead requirements in Europe and ROW, however, are obtained from third-party suppliers.

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

The Company has significant manufacturing operations in, and exports to, several countries outside the U.S. Approximately 59.6% of the Company’s net sales for fiscal 2012 were generated in Europe and ROW with the significant majority generated in Euros. Because such a significant portion of the Company’s operation is based overseas, the Company is exposed to foreign currency risk, resulting in uncertainty as to future asset and liability values, and results of operations that are denominated in foreign currencies. The Company invoices foreign sales and service transactions in local currencies, using actual exchange rates during the period, and translates these revenues and expenses into U.S. Dollars at average monthly exchange rates. Because a significant portion of the Company’s net sales and expenses are denominated in foreign currencies, the depreciation of these foreign currencies in relation to the U.S. Dollar could adversely affect the Company’s reported net sales and operating margins. The Company translates its non-U.S. assets and liabilities into U.S. Dollars using current rates as of the balance sheet date. Therefore, foreign currency depreciation against the U.S. Dollar would result in a decrease in the Company’s net investment in foreign subsidiaries.

In addition, foreign currency depreciation, particularly depreciation of the Euro, would make it more expensive for the Company’s non-U.S. subsidiaries to purchase certain raw material commodities that are priced globally in U.S. Dollars, such as lead, which is quoted on the London Metals Exchange (“LME”) in U.S. Dollars. The Company does not engage in significant hedging of its foreign currency exposure and cannot assure that it will be able to hedge its foreign currency exposures at a reasonable cost.

There are other risks inherent in the Company’s non-U.S. operations, including:

•	Changes in local economic conditions, and disruption of markets; including current sovereign debt challenges in certain European countries.

•	Changes in laws and regulations, including changes in import, export, labor and environmental laws;

•	Exposure to possible expropriation or other government actions; and

•	Unsettled political conditions and possible terrorist attacks against American interests.

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

The Company’s financial performance depends, in part, on conditions in the automotive, material handling, and telecommunications industries which, in turn, are generally dependent on the U.S. and global economies. As a result, economic and other factors adversely affecting production by OEMs and their customers’ spending could adversely impact the Company’s business. Relatively modest declines in customer purchases from the

Company could have a significant adverse impact on its profitability because the Company has substantial fixed production costs. If the Company’s OEM and large aftermarket customers reduce their inventory levels, or reduce their orders, the Company’s performance would be significantly adversely impacted. In this economic environment, the Company cannot predict future production rates or inventory levels or underlying economic factors. Continued uncertainty and unexpected fluctuations may adversely affect the Company’s business, financial conditions, cash flows, or results of operations.

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

The Company uses both polyethylene and AGM battery separators. There are a number of suppliers from whom the Company purchases AGM battery separators. Polyethylene battery separators are purchased primarily from one supplier pursuant to a supply agreement expiring in fiscal 2013. There is currently no second source that could readily provide the volume of certain of its polyethylene separators used by the Company. As a result, any major disruption in supply from the Company’s primary supplier of certain polyethylene separators would have a material adverse impact on the Company.

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

Unfavorable changes in global economic conditions, including the current sovereign debt issues in certain European countries as well as tightening credit markets, inflation or recession may result in consumers, businesses and governments deferring or lowering purchases of the Company’s products in the future. In addition, terrorist activities may cause unpredictable or unfavorable economic conditions and could have a material adverse impact on the Company’s business, financial condition, cash flows or results of operations. These economic conditions and uncertainty also may impact the ability of the Company’s customers to purchase the Company’s products and services. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. In addition, the Company’s ability to meet customer’s demands depends, in part, on the Company’s ability to obtain timely and adequate delivery of quality materials, parts and components from its suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the global economic conditions, or terrorist attacks, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies. If such economic conditions persist, or terrorist attacks occur, they could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

The Company may be unable to successfully implement its business strategy, which could adversely affect its business, financial condition, cash flows or results of operations.

The Company’s ability to achieve its business and financial objectives is subject to a variety of factors, many of which are beyond the Company’s control. For example, the Company may not be successful in increasing its manufacturing and distribution efficiency through productivity, process improvements and cost reduction initiatives. Further, the Company may not be able to realize the benefits of these improvements and initiatives within the time frames the Company currently expects. In addition, the Company may not be successful in maintaining or increasing the Company’s percentage of captive arrangements and spent-battery collections or in otherwise hedging its lead requirements, leaving it exposed to fluctuations in the price of lead. Any failure to successfully implement the Company’s business strategy could adversely affect the Company’s business, financial condition, cash flows, or results of operations, and could further impair the Company’s ability to make certain strategic capital expenditures.

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

On January 5, 2012, the EPA passed the National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) for secondary lead smelting. The final regulations include limits for lead and other fugitive emissions, particularly at the Company’s lead recycling facilities, as well as additional testing and monitoring, recordkeeping, and reporting requirements. Although the Company currently believes a majority of these requirements will be met through efforts to attain compliance with NAAQS standards, our failure to attain compliance with NESHAP could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

On January 17, 2012, the City of Frisco, Texas initiated actions that could have prevented the Company from proceeding with projects designed to comply with certain NAAQS implementation requirements related to the Company’s Frisco, Texas recycling facility and that could have imposed an involuntary closure of the facility. The Company contested the City’s actions, and subsequently reached a settlement with the City in June 2012 whereby the Company will sell certain land around the Company’s facility for a total purchase price of $45.0 million, in return for the Company’s agreement to cease operations at the site on or before December 31, 2012, assuming the City’s funding commitments are met and the Company receives state certification for its remedial activities. If the funding obligations cannot be met, it is uncertain when the Company would be able to meet NAAQS and NESHAP compliance and continue operating the facility.

Regulation and legislation adopted to address possible global climate change could increase the Company’s costs of operation and adversely affect the Company’s business, financial condition, cash flows or results of operations.

Recently, there has been an increasing focus on whether emissions of certain gases, commonly referred to as “greenhouse gases” including carbon dioxide, may be contributing to certain atmospheric and other climatic changes. Legislative and regulatory measures directed at limiting the emissions of greenhouse gases and other possible causes of climate change are in various stages of discussions or implementation in a number of countries in which the Company operates. Legislative, regulatory or other efforts in the United States, and international treaties to combat climate change could result in future increases in the cost of raw materials and energy sources such as electricity, natural gas and fossil fuels, all of which may result in higher manufacturing and distribution costs for the Company. The Company’s facilities may also be subject to additional regulation under future climate change policies. Compliance with environmental laws or regulations regarding the reduction of greenhouse gases could result in significant changes to the Company’s facilities and operations and result in an increased cost of conducting business. If the Company is unable to manage the financial risks or otherwise recover costs related to complying with climate change regulatory requirements, if any, it could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

At March 31, 2012, approximately 20% of the Company’s hourly employees in the Americas and many of its non-U.S. employees were unionized. It is likely that a significant portion of the Company’s workforce will remain unionized for the foreseeable future. It is also possible that the portion of the Company’s workforce that is unionized may increase in the future. Contracts covering approximately 1.4% of the Company’s U.S. employees expire in fiscal 2013, and the remainder thereafter. In addition, contracts covering most of the Company’s union employees in Europe and ROW expire on various dates through fiscal 2013. Although the Company believes that its relations with employees are generally good, if conflicts develop between the Company and its employees’ unions in connection with the renegotiation of these contracts or otherwise, work stoppages or other labor disputes could result. A work stoppage at one or more of the Company’s plants, or a material increase in its costs due to unionization activities, may have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. Work stoppages at the facilities of the Company’s customers or suppliers may also negatively affect the Company’s business. If any of the Company’s significant customers experience a material work stoppage, the customer may halt or limit the purchase of the Company’s products. This could require the Company to shut down or significantly reduce production at facilities relating to those products. Moreover, if any of the Company’s suppliers experience a work stoppage, the Company’s operations could be adversely affected if an alternative source of supply is not readily available.

The Company’s substantial indebtedness could adversely affect its business, financial condition, cash flows or results of operations.

The Company has a significant amount of indebtedness. As of March 31, 2012, the Company had total indebtedness, including capital leases, of approximately $776.7 million. The Company’s level of indebtedness could have significant consequences. For example, it could:

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

On April 15, 2002 (the “Petition Date”), Exide Technologies, together with certain of its subsidiaries (the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the Bankruptcy Court. The Debtors, along with the Official Committee of Unsecured Creditors, filed the Plan with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the Plan.

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

The Company recognizes the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered to be more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company’s ability to obtain the future tax benefits represented by its deferred tax assets. As of March 31, 2012, the Company’s current and long-term deferred tax assets were $30.8 million and $174.6 million, respectively.

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

Any restructuring activities that the Company may undertake may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

The Company regularly evaluates its existing operations, production capacity and business efficiencies and, as a result of such evaluations, the Company may undertake restructuring activities within its businesses, including the recently announced capacity reduction efforts and manufacturing realignment in the United States. These restructuring plans may involve higher costs or longer timetables than the Company anticipates and could result in substantial costs related to severance and other employee-related matters, litigation risks and expenses, and other costs. These restructuring activities may not result in improvements in future financial performance. If the Company is unable to realize the benefits of any restructuring activities or appropriately structure its businesses to meet market conditions, the restructuring activities could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ii) the Company’s ability to implement and fund business strategies based on current liquidity, (iii) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (iv) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (v) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (vi) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (vii) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (viii) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (ix) competitiveness of the battery markets in the Americas and Europe, (x) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xi) the ability to acquire goods and services and/or fulfill later needs at budgeted costs, (xii) general economic conditions, (xiii) the Company’s ability to successfully pass along increased material costs to its customers, and (xiv) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The chart below lists the locations of the Company’s principal facilities. All of the facilities are owned by the Company unless otherwise indicated. Most of the Company’s significant U.S. properties and some of its European properties secure its financing arrangements. For a description of these financing arrangements, refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. The leases for leased facilities generally expire at various dates through 2016.

Location		Use

Americas:
Milton, GA	(leased)	Global and Americas Executive Offices
Bristol, TN	(portions leased)	Transportation Battery Manufacturing and Distribution Center
Cannon Hollow, MO		Secondary Lead Recycling
Columbus, GA		Transportation and Industrial Battery Manufacturing and Distribution Center
Fort Smith, AR	(leased)	Industrial Battery Manufacturing and Distribution Center
Frisco, TX		Secondary Lead Recycling
Kansas City, KS		Industrial Battery Manufacturing and Distribution Center
Lampeter, PA		Plastics Manufacturing
Manchester, IA		Transportation Battery Manufacturing and Distribution Center
Mississauga, Canada	(leased)	Distribution Center
Muncie, IN		Secondary Lead Recycling
Reading, PA		Secondary Lead Recycling and Polypropylene Reprocessing Center
Salina, KS		Transportation Battery Manufacturing and Distribution Center
Vernon, CA		Secondary Lead Recycling
Toluca, Mexico	(leased)	Distribution Center

Europe and ROW:
Adelaide, Australia		Transportation Battery Manufacturing and Distribution Center
Sydney, Australia		Industrial Battery Assembly and Distribution
Pinsk, Belarus	(leased)	Transportation Battery Manufacturing
Florival, Belgium		Distribution Center
Shanghai, China	(leased)	Asia Pacific Executive Offices
Horwich, England	(leased)	UK Administration Offices
Trafford Park, England	(leased)	Charger Manufacturing
Gennevilliers, France	(leased)	European Executive Offices
Lille, France		Industrial Battery Manufacturing
Peronne, France		Plastics Manufacturing
Bad Lauterberg, Germany		Industrial Battery Manufacturing and Distribution Center
Budingen, Germany		Industrial Battery Manufacturing and Distribution Center
Vlaardingen, Holland		Distribution Center
Tamilnadu, India	(leased)	Industrial Battery Manufacturing and Distribution Center
Ahmadabad, India		Transportation Battery Manufacturing
Romano Di Lombardia, Italy		Transportation Battery Manufacturing
Lower Hutt, New Zealand		Distribution Center
Poznan, Poland	(portions leased)	Transportation Battery Manufacturing
Castanheira do Riatejo, Portugal		Industrial Battery Manufacturing
Azambuja, Portugal		Secondary Lead Recycling
Azuqueca de Henares, Spain		Transportation Battery Manufacturing
San Esteban de Gomez, Spain		Secondary Lead Recycling
La Cartuja, Spain		Industrial Battery Manufacturing
Manzanares, Spain		Transportation Battery Manufacturing

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity              Securities

Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	—	—	—
February 1 through February 29	—	—	—	—
March 1 through March 31	55,770	$3.08	—	—

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan and 2009 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

Market Data

The Company’s common stock trades on The NASDAQ Global Market under the symbol “XIDE.” The high and low sales price for each quarter in fiscal 2012 and 2011 is set forth below.

	High	Low
Fiscal 2012:
First Quarter	$11.30	$6.81
Second Quarter	$7.86	$3.85
Third Quarter	$5.07	$2.32
Fourth Quarter	$4.08	$2.72
Fiscal 2011:
First Quarter	$6.40	$4.00
Second Quarter	$6.22	$4.14
Third Quarter	$9.63	$4.81
Fourth Quarter	$12.42	$9.40

The Company did not declare or pay dividends on its common stock during fiscal years 2012 and 2011. Covenants in the ABL facility restrict the Company’s ability to pay cash dividends on capital stock and the Company presently does not intend to pay dividends on its common stock.

As of May 25, 2012, the Company had 78,346,859 shares of its common stock outstanding, with approximately 4,141 holders of record, respectively.

Equity Compensation Plan Information

As of March 31, 2012, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of the Company’s common stock or awarded shares of common stock. The following table contains information relating to such plans as of March 31, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	2,792,156	$7.79	1,072,934
Equity compensation plans not approved by security holders	80,000	$13.22	—

Total	2,872,156	$7.94	1,072,934

Item 6. Selected Financial Data

The following table sets forth selected financial data for the Company. The reader should read this information in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended
	2012	2011	2010	2009	2008
	(In thousands except per share data)
Statement of Operations Data
Net sales	$3,084,650	$2,887,516	$2,685,808	$3,322,332	$3,696,671
Operating income (1)	78,875	95,773	16,739	67,631	116,338
Income (loss) before income taxes	751	20,316	(33,300)	(36,308)	44,489
Net income (loss) attributable to Exide Technologies	$56,739	$26,443	$(11,814)	$(69,522)	$32,059
Basic earnings (loss) per share	$0.73	$0.34	$(0.16)	$(0.92)	$0.47
Diluted earnings (loss) per share	$0.69	$0.33	$(0.16)	$(0.92)	$0.46
Balance Sheet Data (at period end)
Working capital (2)	$496,695	$542,037	$428,996	$489,216	$674,783
Total assets	2,194,986	2,183,664	1,956,226	1,900,187	2,491,396
Total debt	776,731	758,158	659,527	658,205	716,195
Total stockholders’ equity attributable to Exide Technologies	401,794	404,787	332,334	326,227	544,338
Consolidated Cash Flow Data:
Cash provided by (used in):
Operating activities	$91,768	$79,990	$109,162	$120,521	$1,080
Investing activities	(109,201)	(71,796)	(95,242)	(101,087)	(49,797)
Financing activities	17,273	57,599	1,930	(29,441)	57,374
Other Data:
Capital expenditures	109,836	88,589	96,092	108,914	56,854

(1)	Operating income reflects restructuring and impairment charges of $10.8 million, $42.3 million, $80.6 million, $75.0 million, and $10.3 million in fiscal 2012, 2011, 2010, 2009, and 2008, respectively.
(2)	Working capital is calculated as current assets less current liabilities.

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

Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-K for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 11 to the Consolidated Financial Statements.

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

Factors Which Affect the Company’s Financial Performance

Lead and other Raw Materials. Lead represents approximately 49.2% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the LME has increased 1.3% from $2,244 per metric ton for the fiscal year ended March 31, 2011 to $2,274 per metric ton for the fiscal year ended March 31, 2012. At May 25, 2012, the quoted price on the LME was $1,945 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.

Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling facilities, electricity at its battery manufacturing facilities, and diesel fuel for distribution of its products. The Company seeks to recoup increases in energy costs through price increases or surcharges. To the extent the Company is unable to pass on increases in energy costs to its customers, its financial performance will be adversely impacted.

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

Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For fiscal 2012, the average exchange rate of the Euro to the U.S. Dollar has increased 4.5% on average from $1.32 for fiscal 2011 to $1.38 for fiscal 2012. At March 31, 2012, the Euro was $1.33 as compared to $1.42 at March 31, 2011. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the fiscal year ended March 31, 2012, approximately 59.6% of the Company’s net sales were generated in Europe and ROW. Further, approximately 64.2% of the Company’s aggregate accounts receivable and inventory as of March 31, 2012 were held by European and ROW subsidiaries. To the extent foreign currencies are volatile, the Company’s financial performance will be adversely impacted.

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

Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt. See Notes 2, 7 and item 7A to the Consolidated Financial Statements.

Fiscal 2012 Highlights and Outlook

In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company control the cost of its principal raw material used in North America as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average cost of spent batteries increased approximately 14.0% in fiscal 2012 versus fiscal 2011. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate price volatility associated with spent battery purchases in the open market.

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

(iii) Continued factory and distribution productivity improvements through the Company’s established EXCELL program, as well as the Value Analysis Value Engineering “VAVE” and Take Charge! initiatives.

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

(vi) Continued research and development and engineering investments designed to develop enhanced lead-acid products as well as products utilizing alternative chemistries. In this regard, the Company continues to identify government funding opportunities to support near and long-term technological improvements in energy storage applications.

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

Inventory Valuation. The Company adjusts its inventory carrying value to estimated market value (when below historical cost basis) based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.

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

Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental reserves and, therefore, additional future earnings charges are possible. Also, future findings or changes in estimates could result in either an increase or decrease in the reserves and have a significant impact on the Company’s liquidity and its results of operations.

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

Results of Operations

Fiscal Year Ended March 31, 2012 compared with Fiscal Year Ended March 31, 2011

Net Sales

Net sales were $3.1 billion for fiscal 2012 versus $2.9 billion in fiscal 2011. Foreign currency translation favorably impacted net sales in fiscal 2012 by approximately $57.6 million. Excluding the foreign currency translation impact, net sales increased by approximately $139.6 million, or 4.8%, primarily as a result of higher unit sales in many of the Company’s markets and an estimated $115.5 million related to lead price increases.

Net sales by segment:

	For the fiscal year ended		FAVORABLE / (UNFAVORABLE)
	March 31, 2012	March 31, 2011	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$907,838	$942,014	$(34,176)	$2,124	$(36,300)
Transportation Europe and ROW	1,014,292	922,870	91,422	20,385	71,037
Industrial Energy Americas	339,328	295,364	43,964	262	43,702
Industrial Energy Europe and ROW	823,192	727,268	95,924	34,784	61,140

Total	$3,084,650	$2,887,516	$197,134	$57,555	$139,579

Transportation Americas net sales, excluding the foreign currency translation impact, decreased 3.9% due to a 17.5% decrease in aftermarket unit sales, partially offset by a 79.4% increase in OEM unit sales and a $48.4 million impact of lead related price increases. Third-party lead sales for fiscal 2012 were approximately $6.4 million lower than such third-party sales in 2011.

Transportation Europe and ROW net sales, excluding foreign currency translation, increased 7.7% mainly due to 5.5% higher unit sales in the OEM channel and $58.3 million impact of lead related pricing actions. Unit sales in the aftermarket channel were essentially flat year over year.

Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 14.8% due to higher unit sales of 8.4% in Motive Power and 10.5% in Network Power markets.

Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 8.4% due to 21.4% higher unit sales in the Motive Power market and $10.8 million of lead related pricing actions. Network Power sales in Europe continue to be lower due to depressed market conditions.

Gross Profit

Gross profit was $484.8 million in fiscal 2012 versus $541.3 million in fiscal 2011. Gross margin was 15.7% of net sales in fiscal 2012 compared to 18.7% of net sales in fiscal 2011. Excluding the foreign currency translation impact, gross profit decreased due to higher commodity costs, manufacturing inefficiencies due to lower production and certain operational issues and lower unit sales in Transportation Americas. Gross margin was unfavorably impacted by 60 basis points resulting from unrecovered lead costs. Foreign currency translation favorably impacted gross profit in fiscal 2012 by approximately $8.7 million. Also negatively impacting fiscal 2012 gross profit is an out-of-period adjustment of $4.6 million as discussed in Note 1 to the Consolidated Financial Statements.

Operating Expenses

i.	Selling and administrative expenses decreased $8.2 million, to $395.1 million in fiscal 2012 from $403.3 million in fiscal 2011. Excluding unfavorable foreign currency translation impact of $8.8 million, the expenses decreased by $17.0 million, primarily due to cost controls and lower compensation related costs. Included in selling and administrative expenses were general and administrative expenses of $167.4 million in fiscal 2012 and $177.2 million in fiscal 2011.

ii.	Restructuring and impairment expenses decreased by $31.4 million, to $10.9 million in fiscal 2012 from $42.3 million in fiscal 2011, and included non-cash asset impairment charges of $3.8 million and $9.1 million in fiscal 2012 and 2011, respectively. The fiscal 2012 decrease was primarily due to fiscal 2011 charges related to workforce reductions in the Americas and throughout Europe, along with certain plant closure costs.

Operating Income

Operating income was $78.9 million at March 31, 2012 versus $95.8 million at March 31, 2011. Operating income was unfavorably impacted by lower gross profit, partially offset by $31.4 million lower restructuring and impairment expenses, and decreased selling and administrative expenses.

Operating income by segment:

	For the Fiscal Year Ended
	March 31, 2012		March 31, 2011		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$9,513	1.0%	$62,368	6.6%	$(52,855)	$91	$(52,946)
Transportation Europe & ROW	55,928	5.5%	65,792	7.1%	(9,864)	(1,272)	(8,592)
Industrial Energy Americas	41,657	12.3%	25,220	8.5%	16,437	(55)	16,492
Industrial Energy Europe & ROW	14,435	1.8%	23,149	3.2%	(8,714)	2,309	(11,023)
Unallocated corporate	(31,780)	n/a	(38,470)	n/a	6,690	(1,242)	7,932

	89,753	2.9%	138,059	4.8%	(48,306)	(169)	(48,137)
Less: restructuring and impairments, net	10,878	n/a	42,286	n/a	31,408	(113)	31,521

Total operating income	$78,875	2.6%	$95,773	3.2%	$(16,898)	$(282)	$(16,616)

Gross margins by segment:

	For the Fiscal Year Ended
	March 31, 2012	March 31, 2011
Transportation Americas	14.5%	19.5%
Transportation Europe & ROW	15.3%	17.8%
Industrial Energy Americas	24.6%	23.7%
Industrial Energy Europe & ROW	13.9%	16.9%

Total	15.7%	18.7%

Transportation Americas operating income, excluding the foreign currency translation impact, decreased primarily due to 17.5% lower aftermarket unit sales and higher commodity costs, including the cost of acquiring spent batteries on the open market. The increase in net sales and cost of sales from lead related pricing had an 80 basis point unfavorable impact on operating and gross margins. Excess capacity at our Bristol, TN flooded battery facility continued to weigh on margins and resulted in a decision to proceed to close this facility. We expect the closure to be complete by the end of fiscal 2013. We also experienced significant operating issues at our Reading, PA recycling facility during the early part of fiscal 2012, which negatively impacted margins.

Transportation Europe and ROW operating income, excluding foreign currency translation impact, decreased mainly due to higher commodity costs including lead, partially offset by pricing actions and higher unit sales in the OEM channel. Also negatively impacting fiscal 2012 results is an out-of-period adjustment of $4.6 million, or 50 basis points, as discussed in Note 1 to the Consolidated Financial Statements. The increase in net sales and cost of sales from lead related pricing had a 90 basis point unfavorable impact on operating and gross margins.

Industrial Energy Americas operating income increased primarily due to higher unit sales in the Motive Power and Network Power markets as well as improved manufacturing efficiencies, lower warranty expenses and other expense reductions. Higher margin tubular motive power product sales continued at an increasing rate, fully utilizing our current capacity.

Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, decreased mainly due to higher commodity costs, principally lead. Lead related pricing impacted operating and gross margins unfavorably by 20 basis points. This business was further impacted by a higher percentage of lower margin motive sales, continued softness in the network power business and capacity utilization rates in our factories in the low 80’s.

Unallocated corporate operating expenses, excluding the foreign currency translation impact, decreased mainly due to lower salary related expenses, professional fees, and stock compensation expenses.

Other Expense (Income)

Other expense (income) was $6.3 million at March 31, 2012 versus $2.2 million at March 31, 2011. The unfavorable change primarily relates to an approximate $12.4 million increase in currency remeasurement loss, partially offset by a decrease in reorganization items.

Interest Expense (net)

Interest expense increased $ 9.4 million, to $71.8 million as of March 31, 2012 from $62.4 million as of March 31, 2011 primarily due to increased borrowings resulting from our January 2011 debt refinancing.

Income Taxes

	For the Fiscal Year Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Pre-tax income	$751	$20,316
Income tax provision (benefit)	(55,203)	(6,496)
Effective tax rate	-7350.6%	-32.0%

The effective tax rate for fiscal 2012 includes the recognition of taxes on income and losses in almost all of the Company’s jurisdictions with the primary exception of the United Kingdom and Spain, on which full valuation allowances are recorded. During the year the income tax benefit increased as a result of the reversal of a valuation allowance in France of $73.6 million. In addition, the income tax benefit was decreased by the establishment of valuation allowance in India and Portugal aggregating $4.2 million.

During fiscal 2012, the Company recorded a $13.4 million settlement with the Spanish tax authorities regarding its current and certain former Spanish subsidiaries. The settlement permanently closes income tax audits for fiscal years 2003 through 2010. As part of the settlement, the Company agreed to withdraw its appeal of audit results for the periods 2003 through 2006. This withdrawal resulted in the forfeiture of the $13.4 million previously paid during the appeal process. See Note 10 to the Consolidated Financial Statements for further discussion of the Company’s effective tax rate.

The effective tax rate for fiscal 2011 was impacted by the generation of income in tax paying jurisdictions in certain countries in Europe, Asia, the U.S. and Canada, and the movement of valuation allowances in the United Kingdom, Spain, and France. During the year, the income tax benefit increased by the reversal of valuation allowance in Italy and Australia of $15.0 million and tax rate differential on foreign earnings of $12.0 million.

Fiscal Year Ended March 31, 2011 compared with Fiscal Year Ended March 31, 2010

Net Sales

Net sales were $2.9 billion for fiscal 2011 versus $2.7 billion in fiscal 2010. Foreign currency translation unfavorably impacted net sales in fiscal 2010 by approximately $53.6 million. Excluding the foreign currency translation impact, net sales increased by approximately $255.3 million, or 9.5%, primarily as a result of higher unit sales in many of the Company’s markets and an estimated $150.0 million in lead related price increases.

Net sales by segment:

	For the fiscal year ended		FAVORABLE / (UNFAVORABLE)
	March 31, 2011	March 31, 2010	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$942,014	$922,629	$19,385	$8,603	$10,782
Transportation Europe and ROW	922,870	824,190	98,680	(36,516)	135,196
Industrial Energy Americas	295,364	237,137	58,227	1,415	56,812
Industrial Energy Europe and ROW	727,268	701,852	25,416	(27,110)	52,526

Total	$2,887,516	$2,685,808	$201,708	$(53,608)	$255,316

Transportation Americas net sales, excluding the foreign currency translation impact, increased 1.2% due to increases in OEM unit sales and the $25.0 million impact of lead related price increases, partially offset by a decline in aftermarket unit sales and third party lead sales. Third-party lead sales for fiscal 2011 were approximately $10.1 million lower than such third-party sales in fiscal 2010.

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

Gross Profit

Gross profit was $541.3 million in fiscal 2011 versus $510.7 million in fiscal 2010. Gross margin was 18.7% of net sales in fiscal 2011 compared to 19.0% of net sales in fiscal 2010. Foreign currency translation unfavorably impacted gross profit in fiscal 2011 by approximately $6.6 million. Excluding the foreign currency translation impact, gross profit increased by $37.3 million primarily due to higher unit sales as well as improved manufacturing efficiencies. The increase in net sales and cost of sales from lead related pricing also had a net 110 basis point unfavorable impact on gross margin.

Operating Expenses

i.	Selling and administrative expenses decreased $10.0 million, to $403.3 million in fiscal 2011 from $413.3 million in fiscal 2010. Excluding favorable foreign currency translation impact of $5.3 million, the expenses decreased by $4.7 million, primarily due to cost controls and lower selling related costs. Included in selling and administrative expenses were general and administrative expenses of $177.2 million in fiscal 2011 and $182.5 million in fiscal 2010.

ii.	Restructuring and impairment expenses decreased by $38.3 million, to $42.3 million in fiscal 2011 from $80.6 million in fiscal 2010, and included non-cash asset impairment charges of $9.1 million and $10.0 million in fiscal 2011 and 2010, respectively. Fiscal 2010 restructuring activities included the closure of the battery plants in Auxerre, France and Over Hulton, U.K.

Operating Income

Operating income was $95.8 million at March 31, 2011 versus $16.7 million at March 31, 2010. Operating income was favorably impacted by higher gross profit, $38.3 million lower restructuring and impairment expenses, and reduced selling and administrative expenses. Foreign currency translation unfavorably impacted operating income in fiscal 2011 by $1.3 million.

Operating Income by segment:

	For the Fiscal Year Ended				FAVORABLE / (UNFAVORABLE)
	March 31, 2011		March 31, 2010
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$62,368	6.6%	$86,375	9.4%	$(24,007)	$231	$(24,238)
Transportation Europe and ROW	65,792	7.1%	41,190	5.0%	24,602	(2,666)	27,268
Industrial Energy Americas	25,220	8.5%	14,341	6.0%	10,879	89	10,790
Industrial Energy Europe and ROW	23,149	3.2%	(41)	0.0%	23,190	1,365	21,825
Unallocated corporate	(38,470)	n/a	(44,530)	n/a	6,060	(274)	6,334

	138,059	4.8%	97,335	3.6%	40,724	(1,255)	41,979
Less: restructuring and impairments, net	42,286	n/a	80,596	n/a	38,310	1,142	37,168

Total operating income	$95,773	3.3%	$16,739	0.6%	$79,034	$(113)	$79,147

Gross margins by segment:

	For the Fiscal Year Ended
	March 31, 2011	March 31, 2010
Transportation Americas	19.5%	22.4%
Transportation Europe & ROW	17.8%	17.3%
Industrial Energy Americas	23.7%	22.8%
Industrial Energy Europe & ROW	16.9%	15.3%

Total	18.7%	19.0%

Transportation Americas operating income decreased primarily due to higher commodity costs resulting in a decrease in gross profit.

Transportation Europe and ROW operating income, excluding the foreign currency translation impact, increased primarily due to higher unit sales and improved manufacturing efficiencies, resulting in improved gross profit.

Industrial Energy Americas operating income increased primarily due to higher unit sales and improved manufacturing efficiencies resulting in higher gross profit, partially offset by increased selling and marketing costs related to the higher sales as well as higher costs related to new product engineering initiatives.

Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, increased primarily due to higher unit sales and improved manufacturing efficiencies as well as lower selling and administrative expenses resulting from headcount reductions and spending controls.

Unallocated corporate operating expenses, excluding the foreign currency translation impact, decreased mainly due to lower administrative expenses resulting from spending controls.

Other Expense

Other expense (income) was $2.2 million as of March 31, 2011 versus ($9.8) million at March 31, 2010. The increase primarily relates to lower currency remeasurement loss of $7.9 million and an increase of approximately $ 3.3 million in reorganization costs resulting from professional fees and the settlement of certain legacy bankruptcy claims.

Interest Expense

Interest expense increased $2.5 million, to $62.4 million at March 31, 2011 versus $59.9 million as of March 31, 2010 due to higher debt balances.

Loss on Early Extinguishment of Debt

Fiscal 2011 results were unfavorably impacted by a $10.8 million loss on early extinguishment of debt related to the Company’s extinguishment of its previous senior secured notes and senior secured credit facility. See note 7 to the Consolidated Financial Statements.

Income Taxes

	For the fiscal year ended
	March 31, 2011	March 31, 2010
	(In thousands)
Pre-tax loss	$20,316	$(33,300)
Income tax (benefit) provision	(6,496)	(21,963)
Effective tax rate	-32.0%	66.0%

The effective tax rate for fiscal 2011 and fiscal 2010 was impacted by the generation of income in tax-paying jurisdictions in certain countries in Europe, the U.S., Asia, and Canada, and the movement of valuation allowances in the United Kingdom, Spain, and France. During fiscal 2011, the income tax benefit increased by the reversal of valuation allowance in Italy and Australia of $15.0 million and tax rate differential on foreign earnings of $12.0 million. During fiscal 2010, the income tax benefit increased by $38.8 million due to the change in valuation of certain deferred tax balances. The Company evaluates its deferred tax assets and liabilities on a quarterly basis and during the fourth quarter, new information became available that led the Company to re-evaluate certain deferred tax liabilities. See Note 10 to the Consolidated Financial Statements.

Liquidity and Capital Resources

As of March 31, 2012, the Company had cash and cash equivalents of $155.4 million and availability under the senior secured asset-backed revolving credit facility (the “ABL facility”) of $152.8 million. This compared to cash and cash equivalents of $161.4 million and availability under the Company’s revolving credit facility of $144.0 million as of March 31, 2011.

In January 2011, the Company issued $675.0 million in aggregate principal amount of 8 5/8% senior secured notes (“Senior Secured Notes” or “Notes”) due 2018. The proceeds of the Senior Secured Notes were used to (1) repay outstanding borrowings under the Company’s credit facilities existing prior to that offering; (2) fund the tender offer and consent solicitation and subsequent redemption by the Company of all of the then-outstanding 10  1/2% Senior Secured Notes due 2013 after the completion of the tender offer; and (3) fund ongoing working capital and other general corporate purposes. Concurrently with the issuance of the Senior Secured Notes, the Company entered into an ABL facility with commitments of an aggregate borrowing capacity of $200.0 million.

The Senior Secured Notes

Borrowings under the Senior Secured Notes bear interest at a rate of 8 5/8% per annum, payable semi-annually in arrears in the months of February and August. The Notes are senior secured obligations, and are not guaranteed by any of the Company’s subsidiaries.

Prior to February 1, 2015, the Company may redeem in whole or in part the Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, and a “make-whole” premium. In addition, prior to February 1, 2015, the Company may redeem, no more than once in any twelve-month period, up to 10% of the original aggregate principal amount of the Notes at a redemption price equal to 103% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. Prior to February 1, 2014, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 108.625 % of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. The Company may make such a redemption only if, after such redemption, at least 65% of the aggregate principal amount of the Notes issued under the indenture remains outstanding and the Company issues a redemption notice in respect thereof not more than 60 days after the consummation of the equity offering. On or after February 1, 2015, the Company may redeem, in whole or in part, the Notes at the redemption prices set forth in the following table (expressed as a percentage of the principal amount thereof):

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

The obligations under the ABL facility are guaranteed by certain of the Company’s domestic subsidiaries. The obligations of Exide C.V. under the ABL facility are guaranteed by the Company’s domestic subsidiary and certain foreign subsidiaries.

The obligations under the ABL facility are secured by a lien on substantially all of the assets of Exide Technologies and domestic subsidiaries, and the obligations of Exide C.V. and the foreign subsidiaries under the ABL facility are secured by a lien on substantially all of the assets of Exide Technologies and domestic subsidiaries, and on substantially all of the personal property of Exide C.V. and the foreign subsidiaries. Subject to certain permitted liens, the liens securing the obligations under the ABL facility are first priority liens on all assets other than notes priority collateral and are second priority liens on all notes priority collateral.

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

The Convertible Notes

In March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. The convertible notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2012 and March 31, 2011 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2012, the Company was in compliance with covenants contained in the ABL Facility and the indentures governing the Notes and the floating rate convertible subordinated notes.

At March 31, 2012, the Company had outstanding letters of credit with a face value of $47.2 million and surety bonds with a face value of $41.9 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2012, pursuant to the terms of the agreement, was $39.7 million.

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

Cash flows provided by operating activities were $91.8 million and $80.0 million in fiscal 2012 and fiscal 2011 respectively. The operating cash flows increased primarily due to decreases in inventory resulting from several inventory management and global inventory reduction initiatives, partially offset by lower operating profits.

The Company generated $0.6 million and $16.8 million in cash from the sale of non-core assets in fiscal 2012 and fiscal 2011, respectively. These sales principally relate to the sale of surplus land and buildings.

Total debt at March 31, 2012 was $776.7 million, as compared to $758.2 million at March 31, 2011. See Note 7 to the Consolidated Financial Statements for the composition of such debt.

Cash provided by financing activities was $17.3 million and $57.6 million in fiscal 2012 and fiscal 2011, respectively. Cash flows provided by financing activities in fiscal 2012 relate primarily to net proceeds from increases in short-term borrowings and other debt. Fiscal 2011 included the Company’s debt refinancing and related increased net debt proceeds.

As of March 31, 2012, the Company had approximately $137.3 million of undistributed earnings in its foreign subsidiaries.

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

The Company believes that it will have sufficient ongoing liquidity to support its operations during fiscal 2013, including payment of remaining accrued restructuring costs of approximately $13.7 million as of March 31, 2012. For further discussion, see Note 12 to the Consolidated Financial Statements.

Capital expenditures were $109.8 million and $88.6 million in fiscal 2012 and fiscal 2011, respectively.

Total pension and other post-retirement employer contributions and direct benefit payments were approximately $29.4 million and $20.0 million in fiscal 2012 and fiscal 2011, respectively.

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

At March 31, 2012, the Company had decreased the discount rates used to value its pension benefit obligations to reflect the decrease in yields on high quality corporate bonds, and decreased the rate of compensation increases to reflect current inflationary expectations. The aggregate effect of these changes increased the present value of projected benefit obligations as of March 31, 2012.

A one-percentage point increase or decrease in the weighted average expected return on plan assets for defined benefit plans would increase or decrease net periodic benefit cost by approximately $4.4 million in fiscal 2012. A one-percentage point increase in the weighted average discount rate would decrease net periodic benefit cost for defined benefit plans by approximately $0.5 million in fiscal 2012. A one-percentage point decrease in the weighted average discount rate would decrease net periodic benefit cost for defined benefit plans by approximately $0.1 million in fiscal 2012.

Plan Funding Requirements

Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company expects its cumulative minimum future cash contributions to its pension plans will total approximately $142.2 million from fiscal 2013 to fiscal 2017, including $33.8 million in fiscal 2013. In addition, the Company expects that cumulative contributions to its other post retirement benefit plans will total approximately $9.2 million from fiscal 2013 to fiscal 2017, including $1.9 million in fiscal 2013.

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

Accounts Receivable Factoring Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $69.6 million and $67.3 million of foreign currency trade accounts receivable at March 31, 2012 and 2011, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments at March 31, 2012 are summarized by fiscal year in which the payments are due in the following table:

	2013	2014	2015	2016	2017	2018 and beyond	Total
	(in thousands)
Floating Rate Convertible
Senior Subordinated Notes	$—	$60,000	$—	$—	$—	$—	$60,000
Senior Secured Notes	—	—	—	—	—	675,000	675,000
Interest on long-term debt (a)	58,219	58,219	58,219	58,219	58,219	48,676	339,771
Short term borrowings	20,014	—	—	—	—	—	20,014
Government loans (non-interest bearing)	—	—	—	931	931	7,444	9,306
Other term loans	2,781	2,788	2,093	85	84	18	7,849
Capital leases (b)	2,318	1,767	1,626	16	—	—	5,727
Operating leases	23,911	14,708	8,038	4,440	1,876	391	53,364
Other non-current liabilities (c)	—	22,120	13,456	7,751	6,500	45,248	95,075

Total contractual cash obligations	$107,243	$159,602	$83,432	$71,442	$67,610	$776,777	$1,266,106

(a)	Reflects the Company’s scheduled interest payments and assumes an interest rate of 0.0% on the floating rate convertible senior subordinated notes, and 8 5/8% on the Senior Secured Notes.
(b)	Capital leases reflect future minimum lease payments including imputed interest charges.
(c)	Other non-current liabilities include amounts on the Consolidated Balance Sheet as of March 31, 2012 (amounts that have been discounted are reflected as such on the table above).
(d)	Pension and other post-retirement benefit obligations are not included in the table above. The Company expects that cumulative contributions to its pension plans will total approximately $142.2 million from fiscal 2013 to fiscal 2017, including $33.8 million in fiscal 2013. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $9.2 million from fiscal 2013 to fiscal 2017, including $1.9 million in fiscal 2013. See Note 8 to the Consolidated Financial Statements.

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

Commodity Price Risk

Lead is the primary material used in the manufacture of lead-acid batteries, representing approximately 49.2% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. The Company occasionally enters into certain lead and non-lead commodity hedging instruments to mitigate the effect of price fluctuations in those commodities. See Note 2 to the Consolidated Financial Statements.

Interest Rate Risk

The Company is exposed to interest rate risk on its short-term borrowings and a portion of its long-term debt. The following table presents the expected outstanding debt balances and related interest rates, excluding capital lease obligations and lines of credit, under the terms of the Company’s borrowing arrangements in effect at March 31, 2012.

	March 31,					2018 and beyond
	2013	2014	2015	2016	2017
	(In thousands)
8 5/8% Senior Secured Notes (a)	$675,000	$675,000	$675,000	$675,000	$675,000	$675,000
Fixed interest rate	8.625%	8.625%	8.625%	8.625%	8.625%	8.625%
Floating Rate Convertible
Senior Subordinated Notes	60,000	—	—	—	—	—
Variable interest rate (b)	0.0%	—	—	—	—	—
Other term loans	4,934	2,283	184	101	18	—
Fixed interest rate	1.9%	1.0%	0.8%	0.8%	0.8%	—

(a)    The 8 5/8% Senior Secured Notes mature in February 2018. See Note 7 to the Consolidated Financial Statements.

(b)    Variable components of interest rates based upon market rates at March 31, 2012. See Note 7 to the Consolidated Financial Statements.

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

Management, together with our chief executive officer and chief financial officer, has completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and on those criteria, we determined that, as of March 31, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning the Board of Directors of the Company, the members of the Company’s Audit Committee, the Company’s Audit Committee financial expert and the Company’s Code of Ethics is incorporated by reference to the Company’s Proxy Statement for the Annual Meeting of Stockholders currently scheduled to be held on September 20, 2012 (the “Proxy Statement”).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 7, 2012.

EXIDE TECHNOLOGIES

By:	/s/ PHILLIP A. DAMASKA
Phillip A. Damaska, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on June 7, 2012.

By:	/s/ JAMES R. BOLCH	By:	/s/ JOHN O’HIGGINS
	James R. Bolch, Chief Executive Officer (principal executive officer)		John O’Higgins, Director

By:	/s/ PHILLIP A. DAMASKA	By:	/s/ DOMINIC J. PILEGGI
	Phillip A. Damaska, Executive Vice President and Chief Financial Officer (principal financial officer)		Dominic J. Pileggi, Director

By:	/s/ LOUIS E. MARTINEZ	By:	/s/ JOHN P. REILLY
	Louis E. Martinez, Vice President, Corporate Controller, and Chief Accounting Officer (principal accounting officer)		John P. Reilly, Chairman of the Board of Directors

By:	/s/ HERBERT F. ASPBURY	By:	/s/ MICHAEL P. RESSNER
	Herbert F. Aspbury, Director		Michael P. Ressner, Director

By:	/s/ MICHAEL R. D’APPOLONIA	By:	/s/ CARROLL R. WETZEL
	Michael R. D’Appolonia, Director		Carroll R. Wetzel, Director

By:	/s/ DAVID S. FERGUSON
David S. Ferguson, Director

INDEX TO EXHIBITS

2.1	Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors, dated March 11, 2004, incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated May 6, 2004.

2.2	Amended Technical Amendment to (1) Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors and (II) Plan Supplement for Joint Plan of Reorganization of the Official Committee of the Unsecured Creditors and the Debtors, dated April,27, 2004, incorporated by reference to Exhibit 2.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated May 6, 2004.

2.3	Order confirming the Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the Debtors entered April 20, 2004, incorporated by reference to Exhibit 2.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated May 6, 2004.

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated November 8, 2007.

3.2	Amended and Restated Bylaws of the Company, effective March 25, 2009, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010.

4.1	Indenture, dated as of March 18, 2005, by and between the Company and SunTrust Bank relating to the Floating Rate Convertible Senior Subordinated Notes due 2013, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 25, 2005.

4.2	Registration Rights Agreement, dated September 18, 2006, between Exide Technologies, Tontine Capital Partners, L.P., Tontine Partners, L.P., Tontine Overseas Associates, L.L.C., Tontine Capital Overseas Master Fund, L.P., Arklow Capital, LLC and Legg Mason Investment Trust, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 19, 2006.

4.3	Rights Agreement, dated as of December 6, 2008, by and between the Company and American Stock Transfer & Trust Company, LLC, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement in Form 8-A (file no. 001-11263) dated December 8, 2008.

4.4	Indenture, dated as of January 25, 2011, by and between Exide Technologies and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.

4.5	Form of 8 5/8% Senior Notes due 2018 (included as Exhibit A in Exhibit 4.5).

4.6	Registration Rights Agreement, dated January 25, 2011, by and between the Exide Technologies and Deutsche Bank Securities Inc., as representative of the several initial purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.

4.7	Security Agreement dated as of January 25, 2011, by Exide Technologies in favor of Wells Fargo Bank, National Association, as collateral agent, incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.

4.8	Supplemental Indenture, dated as of January 25, 2011, by and between Exide Technologies and U.S. Bank, National Association, as successor trustee incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.

4.9	Credit Agreement, dated as of January 25, 2011, by and among Exide Technologies, Exide Global Holding Netherlands C.V., various financial institutions named therein, and Wells Fargo Capital Finance, LLC, as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.

4.10	US Security Agreement dated as of January 25, 2011, by and among Exide Technologies, and Wells Fargo Capital Finance, LLC, in its capacity as agent, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.

4.11	US General Continuing Guaranty, dated as of January 25, 2011, by Exide Technologies, in favor of Wells Fargo Capital Finance, LLC, as agent, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated January 25, 2011.

4.12	Intercreditor Agreement dated as of January 25, 2011, by and among Exide Technologies, Wells Fargo Capital Finance, LLC, as agent under the credit agreement dated January 25, 2011 and Wells Fargo Bank, National Association, as trustee and collateral agent under the indenture dated January 25, 2011, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K
(file no. 001-11263) dated January 25, 2011.

†10.30	Form of Restricted Share Units Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 27, 2007.

†10.31	Form of Exide Technologies Employee Restricted Shares Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.

†10.32	Form of Exide Technologies Employee Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.

†10.33	Form of Non-Employee Director Stock Option Award Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.

†10.34	Form of Non-Employee Director Restricted Shares Award Agreement, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (file no. 001-11263) dated October 20, 2004.

†10.35	Exide Technologies’ 2004 Stock Incentive Plan, as further amended and restated effective August 22, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q
(file no. 001-11263) dated November 8, 2007.

†10.36	Amendment to Stock Option Award Agreement between Exide Technologies and Phillip A. Damaska, dated February 18, 2008, incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 20, 2008.

*†10.37	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Phillip A. Damaska.

*†10.38	Performance Unit Award Agreement, dated as of May 4, 2009 by and between the Company and Barbara A. Hatcher.

†10.39	Exide Technologies 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 21, 2009.

†10.40	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010. #

†10.41	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010.

10.42	Supply Agreement between Daramic, LLC and Exide Technologies, dated January 17, 2010, incorporated by reference to Exhibit 10.37 to the Company’s Report on Form 10-K/A
(file no.001-11263) dated January 7, 2011.#

†10.43	Employment Agreement between Exide Technologies and James R. Bolch, dated June 10, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K
(file no. 001-11263) dated June 15, 2010.

†10.44	Restricted Stock Award Agreement, dated July 26, 2010, by and between Exide Technologies and James R. Bolch, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 26, 2010.

†10.45	U.K. form of Non-Employee Director Restricted Stock Unit Award, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 20, 2010.

†10.46	U.K. form of Non-Employee Director Restricted Stock Unit Award for New Directors, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 20, 2010.

†10.47	U.S. form of Non-Employee Director Restricted Stock Unit Award for New Directors, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 20, 2010.

†10.48	Agreement between Exide Technologies and Edward R. Tetreault, dated September 18, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated November 4, 2010.

†10.49	Release, Settlement, and Income Protection Agreement between Exide Technologies and
George S. Jones, Jr., dated October 21, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated November 4, 2010.

†10.50	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated November 10, 2010.

†10.51	Release, Settlement and Income Protection Agreement between Exide Technologies and Mitchell S. Bregman, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated December 20, 2010.

†10.52	Amendment to Agreement between Exide Technologies and Edward R. Tetreault, dated December 22, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated February 7, 2011.

†10.53	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated April 4, 2011.

†10.54	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated April 4, 2011.#

†10.55	Fiscal 2012 Annual Incentive Plan, amending and restating the Fiscal 2010 Short-Term Incentive Plan incorporated by reference to the Report on Form 10-K (file no. 001-11263) dated June 1, 2011.

†10.56	Offer of Employment to R. Paul Hirt, Jr., dated September 16, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated February 9, 2012.

†10.57	Separation Agreement and General Release between Exide Technologies and Edward R. Tetreault dated October 25, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated February 9, 2012.

†10.58	Amendment to Employment Agreement between Exide Technologies and James R. Bolch dated February 6, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 9, 2011.

*†10.59	Employment Agreement between Exide Technologies, GmbH and Michael Ostermann dated January 1, 2009.

*†10.60	Assignment Agreement between Exide Technologies, GmbH and Michael Ostermann dated January 1, 2009.

†10.61	Amendment to Employment Agreement between Exide Technologies, GmbH and Michael Ostermann dated February 8, 2012, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 9, 2011.

*†10.62	Performance Unit Award Agreement, dated as of March 27, 2012 by and between the Company and James R. Bolch. +

*†10.63	Performance Unit Award Agreement, dated as of March 27, 2012 by and between the Company and Phillip A. Damaska. +

*†10.64	Performance Unit Award Agreement, dated as of March 27, 2012 by and between the Company and Barbara A. Hatcher. +

*†10.65	Performance Unit Award Agreement, dated as of March 27, 2012 by and between the Company and R. Paul Hirt, Jr. +

*†10.66	Performance Unit Award Agreement, dated as of March 27, 2012 by and between the Company and Michael Ostermann. +

*†10.67	Fiscal 2013 Annual Incentive Plan, amending and restating the Fiscal 2010 Short-Term Incentive Plan.

*21	Subsidiaries of Exide Technologies.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of James R. Bolch, Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Report.
†	Management contract or compensatory plan or arrangement.
+	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.
#	Pursuant to a request for confidential treatment, which has been granted, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or in the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Exide Technologies

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries at March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

June 7, 2012

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	For the Fiscal Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
Net sales	$3,084,650	$2,887,516	$2,685,808
Cost of sales	2,599,822	2,346,189	2,175,137

Gross profit	484,828	541,327	510,671

Selling and administrative expenses	395,075	403,268	413,336
Restructuring and impairments, net	10,878	42,286	80,596

Operating income	78,875	95,773	16,739

Other expense (income), net	6,320	2,220	(9,894)
Interest expense, net	71,804	62,410	59,933
Loss on early extinguishment of debt	—	10,827	—

Income (loss) before income taxes	751	20,316	(33,300)
Income tax (benefit) provision	(55,203)	(6,496)	(21,963)

Net income (loss)	55,954	26,812	(11,337)
Net (loss) income attributable to noncontrolling interests	(785)	369	477

Net income (loss) attributable to
Exide Technologies	$56,739	$26,443	$(11,814)

Earnings (loss) per share
Basic	$0.73	$0.34	$(0.16)

Diluted	$0.69	$0.33	$(0.16)

Weighted average shares
Basic	77,667	76,678	75,960

Diluted	82,081	81,309	75,960

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$155,368	$161,363
Accounts receivable, net	500,375	508,937
Inventories	479,467	519,909
Prepaid expenses and other current assets	21,840	22,476
Deferred income taxes	30,804	31,115

Total current assets	1,187,854	1,243,800

Property, plant and equipment, net	622,975	611,635

Other assets:
Goodwill and intangibles, net	164,039	178,418
Deferred income taxes	174,601	81,036
Other noncurrent assets	45,517	68,775

	384,157	328,229

Total assets	$2,194,986	$2,183,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$20,014	$9,088
Current maturities of long-term debt	3,787	2,132
Accounts payable	390,549	417,156
Accrued expenses	276,809	273,387

Total current liabilities	691,159	701,763
Long-term debt	752,930	746,938
Noncurrent retirement obligations	236,312	214,236
Deferred income taxes	17,158	15,898
Other noncurrent liabilities	95,075	98,940

Total liabilities	1,792,634	1,777,775

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 78,351 and 77,498 shares issued and outstanding	783	775
Additional paid-in capital	1,133,417	1,127,124
Accumulated deficit	(715,913)	(772,652)
Accumulated other comprehensive income	(16,493)	49,540

Total stockholders’ equity attributable to Exide Technologies	401,794	404,787
Noncontrolling interests	558	1,102

Total stockholders’ equity	402,352	405,889

Total liabilities and stockholders’ equity	$2,194,986	$2,183,664

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated Other Comprehensive (Loss) Income
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Defined Benefit Plans	Derivatives Qualifying as Hedges	Cumulative Translation Adjustment	Non- controlling Interest	Exide Technologies Comprehensive (Loss) Income
	(In thousands)
Balance at March 31, 2009	$755	$1,111,001	$(787,281)	$(20,962)	$(4,969)	$27,683	$15,840

Net loss	—	—	(11,814)	—	—	—	477	$(11,814)
Defined benefit plans, net of tax of $4,393	—	—	—	(17,436)	—	—	—	(17,436)
Translation adjustment	—	—	—	—	—	24,914	390	24,914
Net recognition of unrealized loss on derivatives, net of tax of $527	—	—	—	—	1,484	—	—	1,484

Comprehensive loss	—	—	—	—	—	—	—	$(2,852)

Increase in ownership of sub.	—	(1,789)	—	—	—	—	(1,003)
Common stock issuance/other	1	—	—	—	—	—	—
Stock compensation	—	10,747	—	—	—	—	—

Balance at March 31, 2010	$756	$1,119,959	$(799,095)	$(38,398)	$(3,485)	$52,597	$15,704

Net income	—	—	26,443	—	—	—	369	$26,443
Defined benefit plans, net of tax of $549	—	—	—	11,505	—	—	—	11,505
Translation adjustment	—	—	—	—	—	23,846	783	23,846
Net recognition of unrealized loss on derivatives, net of tax of $1,237	—	—	—	—	3,475	—	—	3,475

Comprehensive income	—	—	—	—	—	—	—	$65,269

Increase in ownership of sub.	—	917	—	—	—	—	(15,754)
Common stock issuance/other	19	(319)	—	—	—	—	—
Stock compensation	—	6,567	—	—	—	—	—

Balance at March 31, 2011	$775	$1,127,124	$(772,652)	$(26,893)	$(10)	$76,443	$1,102

Net income	—	—	56,739	—	—	—	(785)	$56,739
Defined benefit plans, net of tax of $15,472	—	—	—	(43,050)	—	—	—	(43,050)
Translation adjustment	—	—	—	—	—	(22,866)	446	(22,866)
Net recognition of unrealized loss on derivatives, net of tax of $49	—	—	—	—	(117)	—	—	(117)

Comprehensive income	—	—	—	—	—	—	—	$(9,294)

Increase in ownership of sub.	—	—	—	—	—	—	—
Common stock issuance/other	8	1,141	—	—	—	—	(205)
Stock compensation	—	5,152	—	—	—	—	—

Balance at March 31, 2012	$783	$1,133,417	$(715,913)	$(69,943)	$(127)	$53,577	$558

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$55,954	$26,812	$(11,337)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	84,353	84,067	90,113
Unrealized gain on warrants	(68)	(268)	(807)
Loss on asset sales / impairments	3,773	9,055	10,002
Deferred income taxes	(77,913)	(11,383)	(28,363)
Provision for doubtful accounts	1,529	(759)	4,741
Non-cash stock compensation	5,152	6,567	10,747
Amortization of deferred financing costs	4,289	4,798	5,004
Loss on early extinguishment of debt	—	10,827	—
Currency remeasurement loss (gain)	10,036	(2,373)	(10,239)
Changes in assets and liabilities—
Receivables	(9,899)	(2,094)	21,090
Inventories	20,025	(83,369)	20,128
Other current assets	866	(4,360)	1,451
Payables	(9,099)	66,925	68,060
Accrued expenses	13,131	(4,383)	(34,888)
Other noncurrent liabilities	(25,236)	(21,302)	(23,661)
Other, net	14,875	1,230	(12,879)

Net cash provided by operating activities	91,768	79,990	109,162

Cash flows from investing activities:
Capital expenditures	(109,836)	(88,589)	(96,092)
Proceeds from asset sales	635	16,793	850

Net cash used in investing activities	(109,201)	(71,796)	(95,242)

Cash flows from financing activities:
Increase (decrease) in short-term borrowings	12,408	1,820	(236)
Decrease in borrowings under Senior Secured Credit Facility	—	(285,423)	(3,005)
Increase (decrease) in other debt	5,409	(291,695)	6,995
Issuance of Senior Secured Notes	—	675,000	—
Financing costs	—	(23,093)	—
Debt redemption premium	—	(3,865)	—
Acquisition of noncontrolling interests/other	(544)	(15,145)	(1,824)

Net cash provided by financing activities	17,273	57,599	1,930

Effect of exchange rate changes on cash and cash equivalents	(5,835)	6,012	4,203

Net (decrease) increase In cash and cash equivalents	(5,995)	71,805	20,053
Cash and cash equivalents, beginning of period	161,363	89,558	69,505

Cash and cash equivalents, end of period	$155,368	$161,363	$89,558

Supplemental disclosures of cash flow information:
Cash paid during the period for—
Interest	$69,194	$41,569	$47,129
Income taxes (net of refunds)	$23,907	$7,627	$9,954

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Certain comparative prior period amounts in the Consolidated Financial Statements have been reclassified to conform to current period presentation. Specifically, the Company reclassified approximately $23.1 million and $27.4 million from selling and administrative expenses to cost of sales for the fiscal years ended March 31, 2011 and 2010, respectively, to conform the classification of certain Industrial Energy Europe and Rest of World (“ROW”) headcount and related expenses to that of other operating segments. This reclassification did not impact operating income or cash flows.

On October 11, 2011, the Company was apprised of allegations of intentional misstatement of production and inventory entries at the Company’s Portugal recycling facility. The Company immediately commenced an investigation into the allegations, which has since been concluded. As a result of the investigation, the Company determined that intentional misstatements of production and inventories were made, which resulted in overstatements of inventory and understatements of cost of sales over a multi-year period. The Company concluded that the amounts necessary to correct these errors are not material to fiscal 2012 full year results, and the Company concluded that the amounts associated with each of the relevant prior fiscal periods impacted are not material. Accordingly, the Company’s financial results for the fiscal year ended March 31, 2012 include a pre-tax out of period adjustment of $4.6 million for the Transportation Europe and ROW segment to correct these errors.

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

The Company has four business segments: Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW. For a discussion of the Company’s segments, see Note 17.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated probable losses resulting from the inability of the Company’s customers to make required payments. The Company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and other external factors that may impact collectability. The majority of the Company’s accounts receivable are due from trade customers. Credit is extended based on an evaluation of the Company’s customers’ financial condition and generally, collateral is not required. Payment terms vary and accounts receivable are stated in the Consolidated Financial Statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding for longer than the payment terms are considered past due. The Company considers a number of factors in determining the allowance for doubtful accounts, including the length of time trade accounts receivable are past due, the customers’ current ability to pay their obligations to the Company, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible. The Company’s accounts receivable balance at March 31, 2012 and 2011 reflects an allowance for doubtful accounts of $20.3 million and $29.2 million, respectively.

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate but consecutive statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. This new accounting pronouncement is effective for the Company’s first quarter of fiscal 2013, and the Company does not expect the adoption of these standards to result in any material impact to the Company’s financial statements.

(2) ACCOUNTING FOR DERIVATIVES

The Company uses derivative contracts to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. The Company does not enter into derivative contracts for trading or speculative purposes.

The Company recognizes outstanding derivative instruments as assets or liabilities, based on measurements of their fair values. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive income, and subsequently recorded to earnings only as the related variability on the hedged transaction is recorded in earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in earnings immediately upon occurrence, and the classification of cash flows from these instruments is consistent with that of the transactions being hedged. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving changes in fair value or cash flows that offset the fair value / cash flow changes of the assets or liabilities being hedged. Regardless of a derivative’s accounting designation, changes in its fair value or cash flows that are not offset by fair value / cash flow changes in the asset or liability being hedged are considered ineffective, and are recognized in earnings immediately.

The Company enters into interest rate swaps for time periods ranging from one month to several years in order to mitigate exposures related to interest rates on long-term debt. At March 31, 2012, the Company held interest rate swap contracts to convert a total of $87.5 million of its $675.0 million Senior Secured Notes from a fixed rate of 8.625% to floating rates through February 1, 2018. The swaps’ notional values totaled $87.5 million, and have been designated as economic hedges. Changes in the fair value of these instruments are recorded in earnings immediately.

The Company also enters into commodity swap and forward contracts for various time periods usually not exceeding one year. The Company uses these contracts to mitigate the effects of its exposure to price variability on certain raw materials and other costs included in the delivered cost of its products. These contracts include economic hedges on which fair value changes are recorded in earnings immediately, and instruments designated as cash flow hedging instruments.

The Company also enters into foreign currency forward contracts for various time periods ranging from one month to several years. The Company uses these contracts to mitigate the effect of its exposure to foreign currency remeasurement gains and losses on selected transactions that will be settled in a currency other than the functional currency of the transacting entity. Changes in the fair value of these currency forward contracts are recognized immediately in earnings. At March 31, the Company held foreign currency forward contracts with a total notional value of approximately $123.8 million.

The following tables set forth information on the presentation of these derivative instruments in the Company’s Consolidated Financial Statements:

		Fair Value As of
	Balance Sheet	March 31, 2012	March 31, 2011
		(In thousands)
Asset Derivatives:
Foreign exchange forwards	Current assets	$104	$5
Commodity swaps / forwards	Current assets	320	1,564
Interest rate swaps	Current assets	1,755	—
Interest rate swaps	Noncurrent assets	2,323	—
Liability Derivatives:
Foreign exchange forwards	Current liabilities	$5,725	$2,555
Commodity swaps / forwards	Current liabilities	697	1,263

	Statement of Operations	For the Fiscal Year Ended
		March 31, 2012	March 31, 2011	March 31, 2010
		(In thousands)
Foreign Exchange
Forwards	Other (income)
(Gain) loss	expense, net	$(6,051)	$823	$1,198
Commodity Swaps / Forwards
Loss (gain)	Cost of sales	3,970	(16)	(665)
Interest Rate Swap
(Gain) loss	Interest expense, net	(1,820)	5,305	6,042

(3) GOODWILL AND INTANGIBLE ASSETS

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames (subject to amortization)	Customer Relationships	Technology	Total
	(In thousands)
As of March 31, 2012
Gross amount	$4,000	$61,470	$13,971	$115,520	$30,958	$225,919
Accumulated amortization	—	—	(8,734)	(37,936)	(15,210)	(61,880)

Net	$4,000	$61,470	$5,237	$77,584	$15,748	$164,039

As of March 31, 2011
Gross amount	$4,568	$63,561	$14,444	$119,454	$31,986	$234,013
Accumulated amortization	—	—	(7,891)	(34,273)	(13,431)	(55,595)

Net	$4,568	$63,561	$6,553	$85,181	$18,555	$178,418

Amortization of intangible assets for fiscal year 2012, 2011 and 2010 was $8.2 million, $8.5 million and $8.9 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $6.7 million to $7.2 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(4) INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31, 2012	March 31, 2011
	(In thousands)
Raw materials	$85,116	$83,584
Work-in-process	123,723	128,003
Finished goods	270,628	308,322

	$479,467	$519,909

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	March 31, 2012	March 31, 2011
	(In thousands)
Land	$56,983	$58,692
Buildings and improvements	184,615	192,768
Machinery and equipment	922,159	944,862
Construction in progress	94,861	63,037

	1,258,618	1,259,359
Less: Accumulated depreciation	(635,643)	(647,724)

Property, plant and equipment, net	$622,975	$611,635

Depreciation expense was $74.1 million, $72.8 million, and $78.7 million, for fiscal 2012, 2011, and 2010, respectively.

(6) OTHER NONCURRENT ASSETS

	March 31, 2012	March 31, 2011
	(In thousands)
Deposits (a)	$4,566	$21,813
Deferred financing costs	20,326	23,982
Investment in affiliates	1,963	1,988
Capitalized software, net	2,003	3,102
Loan to affiliate	1,005	1,005
Retirement plans	7,474	12,523
Financial instruments	2,323	—
Other	5,857	4,362

	$45,517	$68,775

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.

(7) DEBT

At March 31, 2012 and 2011, short-term borrowings of $20.0 million and $9.1 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.4% and 4.7% at March 31, 2012 and 2011, respectively.

Total long-term debt at March 31, 2012 and 2011 consisted of the following:

	March 31, 2012	March 31, 2011
	(In thousands)
8 5/8% Senior Secured Notes due 2018	$675,000	$675,000
Floating Rate Convertible Senior Subordinated Notes due September 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates averaging approximately 6.2% due in installments through 2018	18,363	14,070

	753,363	749,070
Fair value adjustments on hedged debt (see Note 2 - interest rate swaps)	3,354	—

Total	756,717	749,070
Less-current maturities	3,787	2,132

Total Long-Term Debt	$752,930	$746,938

Total debt including short-term borrowings at March 31, 2012 and 2011 was $776.7 million and $758.2 million, respectively.

In January 2011, the Company issued $675.0 million in aggregate principal amount of 8 5/8% senior secured notes (“Senior Secured Notes” or “Notes”) due 2018. The proceeds of the Senior Secured Notes were used to extinguish the Company’s previous credit facility and to discharge and thereafter redeem any and all of the Company’s then outstanding 10.5% senior notes. Concurrently with the issuance of the Senior Secured Notes, the Company entered into a senior secured asset-based revolving credit facility (the “ABL facility”) with commitments of an aggregate borrowing capacity of $200.0 million.

The Senior Secured Notes

Borrowings under the Senior Secured Notes bear interest at a rate of 8 5/8% per annum, payable semi-annually in arrears in February and August.

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

The Notes contain provisions by which the Company may elect to repay some or all of the principal balance prior to its 2018 maturity date:

•

Prior to February 1, 2014, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 108.625 % of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. The Company may make such a redemption only if, after such redemption, at least 65% of the aggregate principal amount of the notes issued under the indenture remains outstanding and the Issuer issues a redemption notice in respect thereof not more than 60 days prior to or before the date of the equity offering closing.

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

Year	Percentage
2015 ..	104.313%
2016 ..	102.16%
2017 and thereafter ..	100.00%

Upon a change of control the Company will be required to make an offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The indenture for the Notes contains certain covenants which limit the ability of the Company and its subsidiaries’ ability to, among other things, incur debt, pay dividends, make investments, create liens or use assets as security, and sell assets including the capital stock of subsidiaries.

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

The Convertible Notes

In March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. The convertible notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2012 and March 31, 2011 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2012, the Company was in compliance with covenants contained in the ABL Facility and indenture agreements that cover the 8 5/8% Senior Secured Notes and the floating rate convertible subordinated notes.

At March 31, 2012, the Company had outstanding letters of credit with a face value of $47.2 million and surety bonds with a face value of $41.9 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2012, pursuant to the terms of the agreement, was $39.7 million.

Annual principal payments required under long-term debt obligations at March 31, 2012 are as follows:

Amount
(In thousands)
2013	$2,555
2014	62,651
2015	2,054
2016	1,014
2017	1,014
2018 and beyond	682,462

Total	$751,750

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

The Company also has defined contribution plans in North America, Europe, and ROW with related expense of $19.3 million, $8.8 million, and $14.0 million, for fiscal 2012, 2011, and 2010, respectively.

The Company provides certain retiree health care and life insurance benefits to a limited number of employees. The Company accrues the estimated cost of providing post-retirement benefits during the employees’ applicable years of service.

The following tables set forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2012 and 2011:

Pension Benefits:
	Fiscal Year Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$633,486	$623,275
Service cost	2,231	3,168
Interest cost	33,076	33,357
Actuarial loss (gain)	65,599	(3,555)
Plan participants’ contributions	258	256
Benefits paid	(35,846)	(34,900)
Currency translation	(9,823)	15,483
Settlements and other	(2,256)	(3,598)

Benefit obligation at end of period	$686,725	$633,486

Change in plan assets:
Fair value of plan assets at beginning of period	$444,079	$411,982
Actual return on plan assets	39,560	41,565
Employer contributions	27,267	18,231
Plan participants’ contributions	258	256
Benefits paid	(35,846)	(34,900)
Currency translation	(746)	8,913
Settlements and other	(2,256)	(1,968)

Fair value of plan assets at end of period	$472,316	$444,079

Reconciliation of funded status:
Benefit obligation at end of period	$686,725	$633,486
Fair value of plan assets at end of period	472,316	444,079

Funded status	$(214,409)	$(189,407)

Amounts recognized in Statement of Financial Position:
Noncurrent other assets	$7,474	$12,523
Accrued expenses	(8,822)	(9,390)
Noncurrent retirement obligations	(213,061)	(192,540)

Net amount recognized at end of period	$(214,409)	$(189,407)

Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$896	$1,042
Net actuarial loss	98,501	42,165

Net amount recognized in accumulated other comprehensive loss:	$99,397	$43,207

Other Post-Retirement Benefits:
	Fiscal Year Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$23,332	$18,974
Service cost	516	185
Interest cost	1,123	1,020
Actuarial loss	2,467	5,737
Plan participants’ contributions	115	98
Benefits paid	(2,132)	(1,868)
Plan amendments & other	—	(1,182)
Premiums paid	—	—
Currency translation	(268)	368

Benefit obligation at end of period	$25,153	$23,332

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	2,017	1,770
Plan participants’ contributions	115	98
Benefits paid	(2,132)	(1,868)
Premiums paid	—	—

Fair value of plan assets at end of period	$—	$—

Reconciliation of funded status:
Benefit obligation at end of period	$25,153	$23,332
Fair value of plan assets at end of period	—	—

Funded status	$(25,153)	$(23,332)

Amounts recognized in statement of financial position:
Accrued expenses	$(1,902)	$(1,636)
Noncurrent retirement obligations	(23,251)	(21,696)

Net amount recognized at end of period	$(25,153)	$(23,332)

Amounts recognized in accumulated other comprehensive (income) loss:
Prior service credit	$(3,440)	$(3,930)
Net actuarial loss	10,130	8,289

Net amount recognized in accumulated other comprehensive loss:	$6,690	$4,359

Disclosure Assumptions:	Pension		Other Post-Retirement
	Benefits		Benefits
Weighted-average assumptions as of:	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Discount rate	4.5%	5.4%	4.3%	5.1%
Rate of compensation increase	2.5%	2.6%	n/a	n/a

Expense Assumptions:	Pension			Other Post-Retirement
	Benefits / Expense			Benefits / Expense
Weighted-average assumptions for:	FY 2012	FY 2011	FY 2010	FY 2012	FY 2011	FY 2010
Discount rate	5.4%	5.5%	7.1%	5.1%	5.7%	7.5%
Expected return on plan assets	7.1%	7.2%	7.2%	n/a	n/a	n/a
Rate of compensation increase	2.6%	2.9%	3.5%	n/a	n/a	n/a

For fiscal year 2012 pension benefit expense, the Company assumed an expected weighted average return on plan assets of 7.1%. In developing this rate assumption, the Company evaluated input from third-party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

Accumulated Other Comprehensive Income

The amounts in accumulated other comprehensive income on the consolidated statement of financial position, exclusive of tax impacts, that have not yet been recognized as components of net periodic benefit cost at March 31, 2012 are as follows:

	Pension Benefits	Postretirement Health and Other Benefits
	(in thousands)
Accumulated other comprehensive income:
Net loss arising during the year	$57,253	$2,467
Net prior service cost	(88)	490
Net loss recognized during the year	(613)	(498)
Exchange rate loss recognized during the year	(362)	(128)

Total	$56,190	$2,331

The amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year are as follows:

	Pension Benefits	Postretirement Health and Other Benefits
	(in thousands)
Amortization of:
Prior service cost/(credit)	$64	$(490)
Net loss	2,020	643

Total	$2,084	$153

Net Periodic Benefit Cost

The following tables set forth the plans’ expenses recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Fiscal Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,231	$3,168	$3,184
Interest cost	33,076	33,357	36,592
Expected return on plan assets	(31,214)	(28,862)	(23,443)
Amortization of:
Prior service cost	88	221	11
Actuarial loss	665	1,037	1,038

Net periodic benefit cost	$4,846	$8,921	$17,382

The above excludes the impact of settlement and curtailment net gains of $0.05 million, $1.4 million, and $3.2 million in fiscal 2012, 2011, and 2010, respectively. Approximately $2.0 million of expense will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2013 relating to the Company’s pension plans.

	Other Post-Retirement Benefits
	Fiscal Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$516	$185	$141
Interest cost	1,123	1,020	1,235
Amortization of:
Prior service cost	(490)	(490)	(385)
Actuarial loss (gain)	498	110	(15)

Net periodic benefit cost	$1,647	$825	$976

$0.2 million of expenses will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in fiscal 2013 relating to the Company’s other post retirement benefit plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $529.5 million, $524.3 million and $307.7 million, respectively, as of March 31, 2012 and $485.9 million, $481.1 million and $284.2 million, respectively, as of March 31, 2011.

The accumulated benefit obligation for the Company’s pension plans was $679.3 million as of March 31, 2012. Expected future benefit payments are as follows:

		Other Post- Retirement
Fiscal Year	Pension Benefits	Gross Expected Benefit Payments
	(In thousands)
2013	$40,931	$1,903
2014	36,838	1,886
2015	37,590	1,838
2016	38,390	1,808
2017	39,510	1,794
2018 to 2022	206,080	8,322

Pension Plan Investment Strategy

The Company’s pension plans are invested in a diversified portfolio of investments consisting primarily of equity and fixed income securities. The target asset allocation for the plan portfolio is based on a combination of financial, demographic, and actuarial considerations, along with the advice of the Company’s investment advisory firm. The plans’ current target allocation is a mix of approximately 40% equity investments and 60% long duration fixed-income investments. The Company believes this target allocation will be effective in achieving the plans’ long-term investment objectives of:

•	protecting the plan’s funded status from volatility
•	optimizing the long-term return on plan assets sufficient to accommodate current and future pension obligations
•	maintaining an acceptable level of risk for each asset category

The Company utilizes a principal investment manager to actively manage the assets of its U.S. plan. Based on its underlying risk parameters, the Company has established investment guidelines for each investment manager within which they have agreed to operate. These guidelines include criteria for identifying eligible and ineligible securities as well as diversification criteria. In addition, investment managers are required to seek approval prior to making investments in certain commodity contracts, illiquid investments, or futures or options strategies, and are prohibited from engaging in certain transactions including the short selling of securities, borrowing money, or engaging in futures or options strategies for purposes of speculation or leverage.

The Company’s non-U.S. pension plans are also managed by investment managers who are appointed by the trustees of those plans. The investment strategies of those plans are similar to those of the U.S. plan, but are in some instances influenced by local laws and regulations.

The asset allocation for the Company’s pension plans by asset category are as follows:

	Percentage of Plan Assets at Year End
	2012	2011
Cash and cash equivalents	1%	1%
Equity securities	39%	46%
Fixed income securities	59%	52%
Other	1%	1%

Total	100%	100%

Plan Contributions

The estimated fiscal 2013 pension plan contributions are $33.8 million and other post-retirement contributions are $1.9 million. Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements.

The Company expects that cumulative contributions to its pension plans will total approximately $142.2 million from fiscal 2013 to fiscal 2017, and contributions to its other post retirement benefit plans will total approximately $9.2 million from fiscal 2013 to fiscal 2017.

Health Care Cost Trends

Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage-	One Percentage-
	Point Increase	Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$286	$219
Effect on the postretirement benefit obligation	$2,606	$2,142

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

Under the terms of the plan, stock options are generally subject to a three-year vesting schedule, and generally expire 10 years from the option grant date. Restricted stock and restricted stock units are generally subject to a three to five-year vesting schedule. In addition, as part of their annual compensation, each non-employee member of the Company’s Board of Directors receives restricted stock units. These awards are 100% vested one year after the grant date, but are not deliverable until the director has completed his or her service on the board. The vesting schedules for the awards are subject to certain change in control provisions, including full vesting if an employee is terminated within 12 months of a change in control.

Total compensation cost related to stock compensation plans was $5.2 million and $6.6 million for fiscal 2012 and 2011, respectively. As of March 31, 2012, total compensation cost related to non-vested awards not yet recognized in the Company’s Consolidated Financial Statements was $10.4 million, which is expected to be recognized over a weighted average period of 1.5 years.

Stock Option Awards

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is calculated based on the historical volatility of the Company’s stock. The risk free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company did not issue stock options during the fiscal years ended March 31, 2012 and 2011. The following table includes information about the weighted-average fair values of options issued in fiscal 2010:

For the Fiscal Year Ended
March 31, 2010
Weighted average fair value	$4.38
Expected volatility	77.7% to 78.4%
Risk-free interest rates	2.7% to 2.9%
Expected term of options	5.6 to 6.5 years
Dividend yield	0.00%

The following is a summary of stock option activity:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Shares under option:
Outstanding at March 31, 2009	3,496	$8.00	7.6 years

Granted	605	6.29
Forfeited	(31)	9.28
Exercised	(64)	3.90

Outstanding at March 31, 2010	4,006	$7.79	7.0 years

Granted	—	6.29
Forfeited	(514)	9.28
Exercised	(393)	3.90

Outstanding at March 31, 2011	3,100	$8.02	6.0 years

Granted	—	n/a
Forfeited	(228)	9.01
Exercised	—	n/a

Outstanding at March 31, 2012	2,872	$7.94	5.0 years

Vested and Exercisable at:
March 31, 2012	2,786	$7.99	4.9 years
March 31, 2011	2,769	$7.83	5.8 years
March 31, 2010	2,956	$6.97	6.3 years

Restricted Stock Awards

During the fiscal years ended March 31, 2012, 2011, and 2010, 1.4 million, 1.4 million, and 0.5 million, shares of restricted stock and/or restricted stock units were approved to be granted to certain eligible employees.

Restricted stock transactions during the fiscal year ended March 31, 2012 were as follows:

	Number of Shares	Weighted-Average Fair Value
	(in thousands)
Outstanding (non-vested) at March 31, 2011	1,758	$7.13

Granted	1,429	3.26
Vested	(647)	6.68
Forfeited	(168)	8.35

Outstanding (non-vested) at March 31, 2012	2,372	$4.83

(10) INCOME TAXES

The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of income (loss) before income taxes and minority interest, and the (benefit) provision for income taxes are as follows:

	Fiscal Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(In thousands)
Income (loss) before income taxes and minority interest:
U.S.	$(30,726)	$(3,692)	$33,017
Foreign	31,477	24,008	(66,317)

	$751	$20,316	$(33,300)

Income tax (benefit) provision:
Current
U.S.	$(825)	$(268)	$(5,746)
Foreign	23,535	5,155	12,146

	22,710	4,887	6,400

Deferred
U.S.	$(9,809)	$(1,311)	$(23,332)
Foreign	(68,104)	(10,072)	(5,031)

	(77,913)	(11,383)	(28,363)

Total (benefit) provision	$(55,203)	$(6,496)	$(21,963)

Major differences between the federal statutory rate and the effective tax rate are as follows:

	Fiscal Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
Federal statutory rate	35.0%	35.0%	35.0%
Dividend income	(0.2)	0.4	(2.1)
Change in tax rate	(6.7)	(4.2)	0.5
Change in uncertain tax positions	(312.1)	(15.2)	15.9
Local tax provision	527.0	9.3	(7.2)
Change in valuation allowances	(8,109.8)	(2.1)	(93.4)
Revaluation of warrants	(3.2)	(0.4)	0.9
Rate differences on foreign subsidiaries	(1,795.2)	(59.1)	18.0
Executive compensation	72.2	2.8	(6.3)
Deferred tax valuation change	—	—	116.4
Thin cap disallowance	84.1	—	—
Spain tax settlement	1,787.0	—	—
Sub part F income	28.0	1.0	(2.0)
Other, net	343.3	0.5	(9.7)

Effective tax rate	-7350.6%	-32.0%	66.0%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31, 2012	March 31, 2011
Deferred tax assets:	(In thousands)
Operating loss and tax credit carry-forwards	$259,657	$296,957
Compensation reserves	64,628	63,261
Environmental reserves	9,446	9,934
Warranty	8,753	7,869
Other	26,069	36,327
Valuation allowance	(103,539)	(239,509)

	$265,014	$174,839

Deferred tax liabilities:
Property, plant and equipment	$(32,022)	$(27,020)
Foreign Exchange	(4,880)	(9,112)
Intangible assets	(39,865)	(42,454)

	(76,767)	(78,586)

Net deferred tax assets	$188,247	$96,253

The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31, 2012	March 31, 2011
	(In thousands)
Current asset	$30,804	$31,115
Noncurrent asset	174,601	81,036
Noncurrent liability	(17,158)	(15,898)

	$188,247	$96,253

As of March 31, 2012 the Company has net operating loss carry-forwards (“NOLs”) for U.S. and state income tax purposes of $195.1 million. These loss carry-forwards will expire in years 2013 through 2032. The

Company determined that a Sec. 382 ownership change occurred during the fiscal year ending March 31, 2007 related to the September 2006 rights offering. IRC Sec. 382 places annual limits on the amount of the Company’s U.S. and state NOLs that may be used to offset future taxable income. The Company has calculated its Sec. 382 limitation on U.S. and state losses incurred prior to September 15, 2006 to approximate $5.0 million per year over the next nineteen years.

At March 31, 2012, certain of the Company’s foreign subsidiaries have NOLs for income tax purposes of approximately $933.0 million, of which approximately $65.8 million expire in fiscal years 2013 through 2027. The remaining NOLs are available for carry-forward indefinitely.

Valuation allowances have been recognized in certain foreign tax jurisdictions to reduce the deferred tax assets for loss carryforwards and deductible temporary differences for which it is more likely than not that the tax benefits associated with those assets will not be realized. In other jurisdictions (primarily the U.S., France, and Germany), the Company’s net deferred tax assets include loss carryforwards and deductible temporary differences which management believes are realizable through a combination of forecasted future taxable income and anticipated tax planning strategies. Each quarter, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits or previously established valuation allowances should be released. This review is performed on a jurisdiction by jurisdiction basis.

During fiscal 2012, the Company determined that tax benefits from deferred tax assets relating to its France operations is more likely than not, and reversed the valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and its expected profitability in the current and future years. Reversal of the valuation allowance resulted in a non-cash income tax benefit of $73.6 million. Also during fiscal 2012, the Company determined that it was not more likely than not that the tax benefits from deferred tax assets relating to some of its India and Portugal operations would be realized and established a valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and their expected profitability in the current and future years. Establishment of the valuation allowance resulted in a non-cash income tax charge of $1.5 million for India and $2.7 million for Portugal.

During fiscal 2012, the Company recorded a $13.4 million settlement with the Spanish tax authorities regarding its current and certain former Spanish subsidiaries. The settlement permanently closes income tax audits for fiscal years 2003 through 2010. As part of the settlement, the Company agreed to withdraw its appeal of audit results for the periods 2003 through 2006. This withdrawal resulted in the forfeiture of the $13.4 million previously paid during the appeal process.

During fiscal 2011, the Company determined that it was more likely than not the Company would realize the tax benefits from deferred tax assets relating to its Italian and Australian operations and reversed the valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and their expected profitability in the current and future years. Reversal of the valuation allowance resulted in a non-cash income tax benefit of $ 6.0 million for Italy and $9.0 million for Australia.

As of March 31, 2012, the Company had not provided for withholding or U.S. Federal income taxes on current or prior year undistributed earnings of certain foreign subsidiaries since such earnings are expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards. As of March 31, 2012 and 2011, the Company had approximately $137.3 million and $153.7 million, respectively, of undistributed earnings in its foreign subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2009.

With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	March 31, 2012	March 31, 2011
	(In thousands)
Beginning of year	$51,523	$52,000
Increases for tax positions taken during current period	2,345	2,018
(Decreases) increases for currency fluctuation on tax positions	(3,037)	2,575
Decreases for settlements with taxing authorities	(3,197)	(3,550)
Decreases for lapse of the applicable statue of limitations	(6,111)	(1,520)

End of year	$41,523	$51,523

The amount, if recognized, that would affect the Company’s effective tax rate at March 31, 2012 and March 31, 2011 is $38.3 million and $18.3 million, respectively.

The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At March 31, 2012 and March 31, 2011, before any tax benefits, the Company had $3.0 million and $2.7 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

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

As general unsecured claims have been allowed in the Bankruptcy Court, the Company has distributed approximately one share of common stock per $383.00 in allowed claim amount and approximately one warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the common stock and warrants allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. Effective May 6, 2011, all outstanding warrants expired and were cancelled. No more warrants will be issued to resolve any remaining pre-petition claims. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock will be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims. Based on information available as of May 25, 2012, approximately 71.9% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.

Private Party Lawsuits and other Legal Proceedings

In 2003, the Company served notices in the U.S. Bankruptcy Court for the District of Delaware to reject certain executory contracts with EnerSys, which the Company contended were executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company’s request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit’s mandate, the Bankruptcy Court vacated its prior orders and denied the Company’s motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys does not have enforceable rights under the Trademark License under Bankruptcy Code provisions which the Company believes are relevant to non-executory contracts. EnerSys has filed a motion to dismiss that complaint, which the Company has opposed, and the motion remains pending.

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

The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of March 31, 2012 and March 31, 2011, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $27.7 million and $28.2 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.

The sites that currently have the largest reserves include the following:

Tampa, Florida

The Tampa site is a former secondary lead recycling plant, lead oxide production facility, and sheet lead-rolling mill that operated from 1943 to 1989. Under a RCRA Part B Closure Permit and a Consent Decree with the State of Florida, Exide is required to investigate and remediate certain historic environmental impacts to the site. Cost estimates for remediation (closure and post-closure) are expected to range from $13.2 million to $20.0 million depending on final State of Florida requirements. The remediation activities are expected to occur over the course of several years.

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

Guarantees

At March 31, 2012, the Company had outstanding letters of credit with a face value of $47.2 million and surety bonds with a face value of $41.9 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2012, pursuant to the terms of the agreement, was $39.7 million.

Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. March 31, 2012, bank guarantees with an aggregate face value of $21.9 million were outstanding.

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

Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2011	$35,707
Accrual for sales returns and allowances	42,749
Settlements made (in cash or credit) and currency translation	(41,645)

Balance at March 31, 2012	$36,811

Leases

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2012, are:

Fiscal Year	Operating	Capital
	(In thousands)
2013	$24,677	$2,318
2014	15,422	1,767
2015	8,268	1,626
2016	4,440	16
2017	1,876	—
Thereafter	390	—

Total minimum payments	$55,073	5,727

Less—interest on capital leases		402

Total principal payable on capital leases (included in long-term debt)		$5,325

Rent expense amounted to $50.5 million, $49.5 million, and $52.5 million, for the fiscal years ended March 31, 2012, 2011, and 2010, respectively.

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

During fiscal 2012, the Company recorded restructuring and impairment charges of $10.9 million, representing $7.9 million severance, $0.8 million closure costs and $3.7 million net loss on asset sales and impairments. These charges primarily represent consolidation efforts in the Company’s workforce of approximately 366 positions.

The following summarizes restructuring reserve activity and asset sale and impairment (gain) loss, net:

	Severance Costs	Closure Costs	Restructuring	Impairments, net	Total Restructuring and Impairments, net
	(In thousands)
Balance at March 31, 2009	$37,800	$4,618	$42,418
Expenses	55,550	15,044	70,594	$10,002	$80,596

Payments and Currency Translation	(73,867)	(12,567)	(86,434)

Balance at March 31, 2010	19,483	7,095	26,578
Expenses	24,654	8,577	33,231	$9,055	$42,286

Payments and Currency Translation	(25,405)	(11,065)	(36,470)

Balance at March 31, 2011	18,732	4,607	23,339
Expenses	7,858	(753)	7,105	$3,773	$10,878

Payments and Currency Translation	(16,189)	(507)	(16,696)

Balance at March 31, 2012	$10,401	$3,347	$13,748

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

Restructuring and impairments, net by segment:

	For the Fiscal Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(In thousands)
Transportation Americas	$2,369	$7,406	$5,155
Transportation Europe & ROW	4,115	6,816	26,990
Industrial Energy Americas	652	1,687	472
Industrial Energy Europe & ROW	2,301	22,954	45,607
Unallocated	1,441	3,423	2,372

TOTAL	$10,878	$42,286	$80,596

(13) EARNINGS (LOSS) PER SHARE

The Company computes basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss), after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. For the fiscal years ended March 31, 2012 and 2011, market rates were below the level at which interest payments for these notes are required.

Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic earnings (loss) per share. Basic and diluted earnings (loss) per share for the fiscal years ended March 31, 2012, 2011 and 2010 are summarized as follows:

	Fiscal Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(In thousands)
Net income (loss) attributable to Exide Technologies	$56,739	$26,443	$(11,814)
Basic weighted average shares outstanding	77,667	76,678	75,960

Effect of dilutive securities:
Floating rate convertible notes	3,697	3,697	—
Employee stock options	292	619	—
Employee restricted stock awards (non-vested)	425	315	—

	4,414	4,631	—

Diluted weighted average shares outstanding	82,081	81,309	75,960

Basic earnings (loss) per share:	$0.73	$0.34	$(0.16)

Diluted earnings (loss) per share:	$0.69	$0.33	$(0.16)

For the fiscal year ended March 31, 2012 and 2011, approximately 1.8 million and 1.5 million stock options were excluded from the diluted earnings per share calculation because their exercise prices were greater than the average market price of the related common stock for the period, and their inclusion would be antidilutive. The remaining options were included in the treasury stock method calculation, and the resulting incremental shares were included in the calculation of diluted earnings per share. Due to a net loss for the fiscal year ended March 31, 2010, certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive:

March 31, 2010
Shares associated with convertible debt (assumed conversion)	3,697
Employee stock options	3,967
Restricted stock awards	1,026
Warrants	6,725

Total	15,415

(14) INTEREST EXPENSE, NET

Interest income of $1.5 million, $0.8 million, and $1.1 million, is included in interest expense, net for the fiscal years ended March 31, 2012, 2011, and 2010, respectively.

(15) OTHER EXPENSE (INCOME), NET

Other expense (income), net consist of:
	Fiscal Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(In thousands)
Currency remeasurement loss (gain) (a)	$10,036	$(2,373)	$(10,239)
Reorganization items (b)	1,209	5,012	1,674
Gain on interest rate swap settlements	(4,578)	—	—
Other	(347)	(419)	(1,329)

	$6,320	$2,220	$(9,894)

(a) The currency remeasurement gain relates primarily to intercompany loans to foreign subsidiaries denominated in the Belarus Ruble, the Euro, and the Australian dollar.

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

The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	March 31, 2012		March 31, 2011
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
	(In thousands)
(Liability) Asset:
Senior Secured Notes due 2018	$(675,000)	$(562,781)	$(675,000)	$(718,031)
Convertible Senior Subordinated
Notes due 2013	(60,000)	(51,000)	(60,000)	(55,425)
Interest rate swap (a)	4,078	4,078	—	—
Foreign currency forwards (a)
Asset	104	104	5	5
Liability	(5,725)	(5,725)	(2,555)	(2,555)
Commodity swap (a)
Asset	320	320	1,564	1,564
Liability	(697)	(697)	(1,263)	(1,263)

(a) These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 – Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.

The following table represents our financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012:
Assets:
Interest rate swap	$4,078	$—	$4,078	$—
Foreign currency forward	104		104
Commodity swap	320	—	320	—
Liabilities:
Foreign exchange forward	5,725	—	5,725	—
Commodity swap	697	—	697	—

March 31, 2011:
Assets:
Foreign exchange forward	$5	$—	$5	$—
Commodity swap	1,564	—	1,564	—
Liabilities:
Foreign exchange forward	2,555	—	2,555	—
Commodity swap	1,263	—	1,263	—

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

The following table summarizes the investments that comprise the assets of the Company’s pension plans (see Note 8), all of which are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012
Cash and cash equivalents	$6,067	$6,067	$—	$—
Equity funds - U.S.-based companies	79,800	—	79,800	—
Equity funds - international-based companies	105,157	—	105,157	—
Fixed income funds	277,528	—	277,528	—
Other	3,764	—	3,764	—

Total pension assets	$472,316	$6,067	$466,249	$—

March 31, 2011
Cash and cash equivalents	$5,776	$5,776	$—	$—
Equity funds - U.S.-based companies	191,343	—	191,343	—
Equity funds - international-based companies	86,024	—	86,024	—
Fixed income funds	157,651	—	157,651	—
Other	3,285	—	3,285	—

Total pension assets	$444,079	$5,776	$438,303	$—

Cash and cash equivalents consist primarily of excess cash balances in the plans’ investment accounts, and are classified as Level 1. The fair value of the plans’ investment funds are based on net asset value, which is based on quoted market prices of the underlying assets owned by the fund (reduced by its liabilities).

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

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Fiscal Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(In thousands)
Net sales
Transportation Americas	$907,838	$942,014	$922,629
Transportation Europe & ROW	1,014,292	922,870	824,190
Industrial Energy Americas	339,328	295,364	237,137
Industrial Energy Europe & ROW	823,192	727,268	701,852

	$3,084,650	$2,887,516	$2,685,808

Operating income by segment:
Transportation Americas	$9,513	$62,368	$86,375
Transportation Europe & ROW	55,928	65,792	41,190
Industrial Energy Americas	41,657	25,220	14,341
Industrial Energy Europe & ROW	14,435	23,149	(41)
Unallocated expenses	(31,780)	(38,470)	(44,530)

	89,753	138,059	97,335
Less: restructuring and impairments, net	(10,878)	(42,286)	(80,596)

	$78,875	$95,773	$16,739

Depreciation & Amortization
Transportation Americas	$28,215	$27,365	$28,819
Transportation Europe & ROW	18,590	18,991	20,775
Industrial Energy Americas	11,701	11,441	10,731
Industrial Energy Europe & ROW	21,039	19,278	22,902
Unallocated expenses	4,808	6,992	6,886

	$84,353	$84,067	$90,113

Capital expenditures
Transportation Americas	$38,872	$25,011	$26,162
Transportation Europe & ROW	40,195	25,768	29,385
Industrial Energy Americas	7,392	19,148	14,406
Industrial Energy Europe & ROW	15,915	14,808	21,522
Unallocated expenses	7,462	3,854	4,617

	$109,836	$88,589	$96,092

Geographic information is as follows:

	Revenues from External Customers
	Fiscal Year Ended
	March 31, 2012	March 31, 2011	March 31, 2010
	(In thousands)
United States	$1,247,166	$1,072,139	$1,028,339
France	200,456	180,716	180,182
Germany	434,051	363,296	297,732
Italy	229,271	194,231	183,467
Spain	252,801	231,304	242,084
Poland	107,519	112,972	109,730
Other	613,386	732,858	644,274

Total	$3,084,650	$2,887,516	$2,685,808

	Long-Lived Assets
	March 31, 2012	March 31, 2011
	(In thousands)
United States	$287,802	$270,136
France	16,356	20,492
Germany	67,245	75,962
Italy	59,783	52,602
Spain	89,234	90,515
Poland	35,406	28,196
Other	67,149	73,732

Total	$622,975	$611,635

(18) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of the Company’s quarterly consolidated results of operations:

	For the Fiscal Year Ended March 31, 2012
	First	Second	Third	Fourth
	(In thousands, except per share data)
Net sales	$745,095	$772,953	$784,051	$782,551
Gross profit	116,650	118,614	126,511	123,053
Operating income	13,617	21,193	28,184	15,881
(Loss) income before income taxes	(4,163)	(2,632)	7,587	(41)
Net (loss) income attributable to Exide Technologies	(5,192)	(3,588)	68,215	(2,696)
(Loss) earnings per share:
Basic	$(0.07)	$(0.05)	$0.88	$(0.03)
Diluted	$(0.07)	$(0.05)	$0.84	$(0.03)

	For the Fiscal Year Ended March 31, 2011
	First	Second	Third	Fourth
	(In thousands, except per share data)
Net sales	$644,666	$668,008	$800,296	$774,546
Gross profit	114,718	130,924	160,331	135,354
Operating income	10,498	26,285	49,652	9,338
(Loss) income before income taxes	(14,806)	20,077	37,834	(22,789)
Net (loss) income attributable to Exide Technologies	(9,044)	17,957	31,210	(13,680)
(Loss) earnings per share:
Basic	$(0.12)	$0.23	$0.41	$(0.18)
Diluted	$(0.12)	$0.22	$0.38	$(0.18)

(19) SUBSEQUENT EVENT

In June 2012, the Company announced the sale of approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. As part of the agreement, the Company would cease business operations no later than December 31, 2012, subject to the parties’ obligations under the agreement. The Company believes the sale, which is subject to completion of certain pre-closing actions, will net cash proceeds after deducting closure related costs, of $37.0 to $40.0 million and have a net favorable impact on pre-tax income of approximately $18.0 to $23.0 million in FY 2013.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

Valuation and Qualifying Accounts

Schedule II

	Balance at Beginning of period	Additions / Adjustments Charged to Expense	Deductions/ Charge- offs	Currency Translation	Balance at end of period
	(In thousands)
Allowance for Doubtful Accounts
Fiscal year ended:
March 31, 2010	$28,855	4,741	(3,000)	678	$31,274

March 31, 2011	$31,274	(759)	(2,348)	1,060	$29,227

March 31, 2012	$29,227	1,529	(9,039)	(1,378)	$20,339

Valuation Allowance on Deferred Tax Assets
Fiscal year ended:
March 31, 2010	$203,895	40,545	(2,427)	665	$242,678

March 31, 2011	$242,678	4,974	(15,677)	7,534	$239,509

March 31, 2012	$239,509	4,736	(125,983)	(14,723)	$103,539