Form 10-Q
period 2012-06-30
EXIDE TECHNOLOGIES
filed 2012-08-02
CIK 813781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of July 27, 2012, 78,376,428 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per-share data)

	For the Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands, except per-share data)

Net sales	$693,438	$745,095
Cost of sales	599,183	628,445

Gross profit	94,255	116,650

Selling and administrative expenses	93,685	102,738
Restructuring and impairments, net	(484)	295

Operating income	1,054	13,617

Other expense, net	1,610	120
Interest expense, net	14,100	17,660

Loss before income taxes	(14,656)	(4,163)
Income tax (benefit) provision	91,812	1,633

Net loss	(106,468)	(5,796)
Net income (loss) income attributable to noncontrolling interests	30	(604)

Net loss attributable to Exide Technologies	$(106,498)	$(5,192)

Loss per share attributable to Exide Technologies
Basic and diluted	$(1.38)	$(0.07)

Weighted average shares
Basic and diluted	77,121	77,518

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	For the Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)

Consolidated net loss	$(106,468)	$(5,796)
Other comprehensive (loss) income:
Net foreign currency translation adjustment	(24,940)	12,261
Net (loss) gain on derivatives qualifying as hedges	(1,377)	735
Net change in defined benefit liabilities	604	6

Total comprehensive (loss) income	(132,181)	7,206
Comprehensive income (loss) attributable to noncontrolling interests	21	(417)

Total comprehensive (loss) income attributable to Exide Technologies	$(132,202)	$7,623

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per-share data)

	June 30, 2012	March 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$130,091	$155,368
Accounts receivable, net	472,649	500,375
Inventories	515,676	479,467
Prepaid expenses and other current assets	23,170	21,840
Deferred income taxes	10,149	30,804

Total current assets	1,151,735	1,187,854

Property, plant and equipment, net	612,242	622,975

Other assets:
Goodwill and intangibles, net	157,177	164,039
Deferred income taxes	92,813	174,601
Other noncurrent assets	43,328	45,517

	293,318	384,157

Total assets	$2,057,295	$2,194,986

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$17,865	$20,014
Current maturities of long-term debt	3,579	3,787
Accounts payable	406,438	390,549
Accrued expenses	279,472	276,809

Total current liabilities	707,354	691,159
Long-term debt	751,771	752,930
Noncurrent retirement obligations	224,014	236,312
Deferred income taxes	9,363	17,158
Other noncurrent liabilities	93,715	95,075

Total liabilities	1,786,217	1,792,634

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 78,369 and 78,351 shares issued and outstanding	784	783
Additional paid-in capital	1,134,332	1,133,417
Accumulated deficit	(822,411)	(715,913)
Accumulated other comprehensive income	(42,206)	(16,493)

Total stockholders’ equity attributable to Exide Technologies	270,499	401,794
Noncontrolling interests	579	558

Total stockholders’ equity	271,078	402,352

Total liabilities and stockholders’ equity	$2,057,295	$2,194,986

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Three Months Ended
	June 30, 2012	June 30, 2011

Cash Flows From Operating Activities:
Net loss	$(106,468)	$(5,796)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	19,911	21,755
Net (gain) loss on asset sales / impairments	(983)	248
Deferred income taxes	89,589	(1,849)
Provision for doubtful accounts	(263)	455
Non-cash stock compensation	915	1,368
Amortization of deferred financing costs	1,062	1,090
Currency remeasurement loss	1,191	2,551
Changes in assets and liabilities —
Receivables	10,657	30,937
Inventories	(52,075)	(72,075)
Other current assets	(4,120)	(126)
Payables	30,799	(2,529)
Accrued expenses	14,234	19,981
Other noncurrent liabilities	(4,834)	(5,018)
Other, net	3,450	(3,574)

Net cash provided by (used in) operating activities	3,065	(12,582)

Cash Flows From Investing Activities:
Capital expenditures	(24,086)	(18,723)
Proceeds from asset sales	36	9

Net cash used in investing activities	(24,050)	(18,714)

Cash Flows From Financing Activities:
Increase in short-term borrowings	(1,051)	834
Decrease in other debt	(650)	(1,184)
Acquisition of noncontrolling interests/other	—	277

Net cash used in financing activities	(1,701)	(73)

Effect of exchange rate changes on cash and cash equivalents	(2,591)	862

Net Decrease In Cash and Cash Equivalents	(25,277)	(30,507)
Cash and Cash Equivalents, Beginning of Period	155,368	161,363

Cash and Cash Equivalents, End of Period	$130,091	$130,856

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period -
Interest	$2,172	$2,139
Income taxes (net of refunds)	$1,971	$3,939

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

(1) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. These statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles in the United States (“GAAP”), or those disclosures normally made in the Company’s annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 for further information.

The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, comprehensive (loss) income, financial position, and cash flows for the periods presented. This includes accounting and disclosures related to any subsequent events occurring from the balance sheet date through the date the financial statements were issued.

Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the period ended March 31 of that year (e.g., “fiscal 2013” refers to the period beginning April 1, 2012 and ending March 31, 2013).

(2) STOCKHOLDERS’ EQUITY

The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balance at April 1, 2012	$783	$1,133,417	$(715,913)	$(16,493)	$558	$402,352

Net loss (Income)	—	—	(106,498)	—	30	(106,468)
Defined benefit plans, net of tax of $8	—	—	—	604	—	604
Translation adjustment				(24,940)	(9)	(24,949)
Net recognition of unrealized loss on derivatives				(1,377)		(1,377)
Increase in ownership of subsidiary						—
Common stock issuance/other	1	—	—	—	—	1
Stock compensation	—	915	—	—	—	915

Balance at June 30, 2012	$784	$1,134,332	$(822,411)	$(42,206)	$579	$271,078

(3) ACCOUNTING FOR DERIVATIVES

The Company uses derivative contracts to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. The Company does not enter into derivative contracts for trading or speculative purposes.

The Company recognizes outstanding derivative instruments as assets or liabilities, based on measurements of their fair values. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive income, and subsequently recorded to earnings only as the related variability on the hedged transaction is recorded in earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in earnings immediately upon occurrence, and the classification of cash flows from these instruments is consistent with that of the transactions being hedged. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving changes in fair value that offset the fair value changes in the assets or liabilities being hedged. Regardless of a derivative’s accounting designation, changes in its fair value that are not offset by changes in the fair value of the asset or liability being hedged are considered ineffective, and are recognized in earnings immediately.

The Company enters into foreign currency forward contracts for various time periods ranging from one month to several years. The Company uses these contracts to mitigate the effect of its exposure to foreign currency remeasurement gains and losses on selected transactions that will be settled in a currency other than the functional currency of the transacting entity. These contracts include economic hedges on which fair value changes are recorded in earnings immediately, as well as instruments designated as hedging instruments. At June 30, 2012, the Company held foreign currency forward contracts with a total notional value of approximately $76.0 million.

The Company also enters into commodity swap and forward contracts for various time periods usually not exceeding one year. The Company uses these contracts to mitigate the effects of its exposure to price variability on certain raw materials and other costs included in the delivered cost of its products. These contracts include economic hedges on which fair value changes are recorded in earnings immediately, as well as instruments designated as cash flow hedging instruments.

The following tables set forth information on the presentation of these derivative instruments in the Company’s Condensed Consolidated Financial Statements:

		Fair Value As of
	Balance Sheet Location	June 30, 2012	March 31, 2012
		(In thousands)
Asset Derivatives:
Foreign exchange forwards	Current assets	$—	$104
Commodity swaps / forwards	Current assets	—	320
Interest rate swaps	Current assets	—	1,755
Interest rate swaps	Noncurrent assets	—	2,323
Liability Derivatives:
Foreign exchange forwards	Current liabilities	$358	$5,725
Commodity swap / forwards(a)	Current liabilities	4,704	697

	Statement of Operations	For the Three Months Ended
	Location	June 30, 2012	June 30, 2011
		(In thousands)
Foreign Exchange Forwards
Loss (gain)	Other (income) expense, net	$(4,951)	$1,958
Commodity Swap / Forwards
Loss	Cost of sales	3,185	—
Interest Rate Swap
Gain	Interest expense, net	(1,628)	—
Gain (b)	Other expense, net	—	(2,922)

(a)	Approximately $2.1 million is expected to be reclassified from OCI to cost of sales during the remainder of fiscal 2013.
(b)	Interest rate swap not designated as a hedging instrument

(4) GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of:

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames (subject to amortization)	Customer Relationships	Technology	Total
	(In thousands)
As of June 30, 2012
Gross amount	$3,664	$59,634	$13,550	$112,066	$30,089	$219,003
Accumulated amortization	—	—	(8,742)	(37,963)	(15,121)	(61,826)

Net	$3,664	$59,634	$4,808	$74,103	$14,968	$157,177

As of March 31, 2012
Gross amount	$4,000	$61,470	$13,971	$115,520	$30,958	$225,919
Accumulated amortization	—	—	(8,734)	(37,936)	(15,210)	(61,880)

Net	$4,000	$61,470	$5,237	$77,584	$15,748	$164,039

Amortization of intangible assets for the first three months of fiscal 2013 and 2012 was $1.8 million and $2.1 million, respectively. Excluding the impact of future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $7.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	June 30, 2012	March 31, 2012
	(In thousands)
Raw materials	$86,447	$85,116
Work-in-process	127,801	123,723
Finished goods	301,428	270,628

	$515,676	$479,467

(6) OTHER NONCURRENT ASSETS

	June 30, 2012	March 31, 2012
	(In thousands)
Deposits (a)	$4,545	$4,566
Deferred financing costs	19,268	20,326
Investment in affiliates	1,883	1,963
Capitalized software, net	1,654	2,003
Loan to affiliate	1,005	1,005
Retirement plans	9,049	7,474
Financial instruments	—	2,323
Other	5,924	5,857

	$43,328	$45,517

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.

(7) DEBT

At June 30, 2012 and March 31, 2012, short-term borrowings of $17.9 million and $20.0 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or other property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates. The weighted average interest rate on short-term borrowings was approximately 5.3% and 5.4% at June 30, 2012 and March 31, 2012, respectively.

Total long-term debt consists of:

	June 30, 2012	March 31, 2012
	(In thousands)
8 5/8% Senior Secured Notes due 2018	$675,000	$675,000
Floating Rate Convertible Senior Subordinated Notes due September 2013	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 6.2% due in installments through 2018	17,137	18,363

	752,137	753,363
Fair value adjustments on hedged debt	3,213	3,354

Total	755,350	756,717
Less-current maturities	3,579	3,787

Total Long-Term Debt	$751,771	$752,930

Total debt at June 30, 2012 and March 31, 2012 was $773.2 million and $776.7 million, respectively.

(8) INTEREST EXPENSE, NET

Interest income of $0.3 million and $0.7 million is included in interest expense, net for the three months ended June 30, 2012 and 2011, respectively.

(9) OTHER EXPENSE, NET

Other expense, net consist of:

	For the Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Currency remeasurement loss (a)	1,191	2,551
Reorgnization items (b)	375	554
Gain on interest rate swap	—	(2,922)
Other	44	(63)

	$1,610	$120

(a)	The currency remeasurement loss relates primarily to intercompany loans to foreign subsidiaries denominated in the Belarus Ruble, the Euro, and the Australian dollar.
(b)	Reorganization items primarily consist of professional fees and claim settlements related to the Company’s prior bankruptcy filing, from which the successor Company emerged May 2004.

(10) EMPLOYEE BENEFITS

The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$575	$586
Interest cost	7,303	7,998
Expected return on plan assets	(7,119)	(7,607)
Amortization of:
Prior service cost	15	20
Actuarial loss	500	170

Net periodic benefit cost	$1,274	$1,167

	Other Post-Retirement Benefits
	For the Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$170	$125
Interest cost	258	277
Amortization of:
Prior service cost	(122)	(122)
Actuarial loss	159	122

Net periodic benefit cost	$465	$402

The estimated fiscal 2013 pension plan contributions are $33.8 million and other post-retirement contributions are $1.9 million. Payments aggregating $8.2 million were made during the three months ended June 30, 2012.

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

Based on information available as of July 27, 2012, approximately 72.0% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.

Private Party Lawsuits and other Legal Proceedings

In 2003, the Company served notices in the U.S. Bankruptcy Court of the District of Deleware to reject certain executory contracts with EnerSys, which the Company contended were executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company’s request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit’s mandate, the Bankruptcy Court vacated its prior orders and denied the Company’s motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys does not have enforceable rights under the Trademark License under Bankruptcy Code provisions which the Company believes are relevant to non-executory contracts. EnerSys has filed a motion to dismiss that complaint, which the Company has opposed, and the motion remains pending. Additionally, on September 27, 2010, the Company filed a Petition for Certiorari, requesting that the U.S. Supreme Court issue a writ of certiorari to the Third Circuit Court of Appeals to review that court’s judgment. The Petition for Certiorari was denied by the Supreme Court on February 22, 2011.

Environmental Matters

As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational health, and safety laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).

The Company received a number of notices of violation issued by the South Coast Air Quality Management District (“SCAOMD”) for alleged violations of relevant air rules at its Vernon California recycling facility. On May 22, 2012 the Company agreed to a settlement including payment of monetary sanctions of $0.12 million to SCAOMD to resolve these notices of violation.

The Company received a Notice of Proposed Assessment of Civil Penalty issued by the United States Environmental Protection Agency (“EPA”) for an alleged violation related to its Frisco. Texas recycling facility’s National Pollutant Discharge Elimination System (NPDES) permit. Effective July 3, 2012, the Company and EPA entered into a consent agreement for the Company to pay a penalty of $0.14 million to EPA to resolve the matter.

The Company received an administrative enforcement order and first amendment to enforcement order issued by the Department of Toxic Substances Control (“DTSC”) for alleged violations of relevant health and safety rules related to the operation and management of the storm water retention pond at its Vernon. California recycling facility. On July 9, 2012, the Company agreed to a payment of monetary sanctions of $0.2 million to DTSC to resolve the administrative order.

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

The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of June 30, 2012 and March 31, 2012, the amount of such liabilities on the Company’s Condensed Consolidated Balance Sheet was approximately $27.0 million and $27.7 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities and, therefore, additional earnings charges are possible. Also, future findings or changes in estimates could have a material adverse effect on the recorded reserves and cash flows.

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

Guarantees

At June 30, 2012, the Company had outstanding letters of credit with a face value of $47.1 million and surety bonds with a face value of $42.2 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at June 30, 2012, pursuant to the terms of the agreement, totaled approximately $2.2 million.

Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. June 30, 2012, bank guarantees with an aggregate face value of $19.5 million were outstanding.

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

Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2012	$36,811

Accrual for sales returns and allowances	9,062
Settlements made (in cash or credit) and currency translation	(10,051)

Balance at June 30, 2012	$35,822

(12) INCOME TAXES

The effective tax rate for the first quarter of fiscal year 2013 and fiscal year 2012 is (626.4%) and (39.2%) respectively. The effective tax rate for the first quarter of fiscal 2013 included the recognition of taxes on income and losses in almost all to the Company’s jurisdictions with the primary exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. The Company established a full valuation allowance for the United States in the first quarter of fiscal 2013 after determining that it was not “more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.

The effective tax rate for the first quarter of fiscal 2013 was primarily affected by the discrete item of establishing a valuation allowance in the United States of $87.6 million.

Each quarter, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits or previously established valuation allowances should be released. This review is performed on a jurisdiction by jurisdiction basis. As global market conditions and the Company’s financial results in certain jurisdictions change, the continued release and establishment of related valuation allowances may occur.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2009.

With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31,2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.

The Company’s unrecognized tax benefits decreased from $41.5 million to $40.5 million during the first three months of fiscal 2013 due primarily to the effects of foreign currency translation plus unrecognized tax benefits established during the period less unrecognized tax benefits released during the period due to expiration of statute of limitations. The amount, if recognized, that would affect the Company’s effective tax rate at June 30, 2012 is $36.8 million.

The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At June 30, 2012 and March 31, 2012, before any tax benefits, the Company had $2.4 million and $3.0 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company’s forecasted annual effective tax rate by $0.3 million.

(13) RESTRUCTURING

During the first three months of fiscal 2013, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs.

Summarized restructuring reserve activity:

	Severance Costs	Closure Costs	Total Restructuring	Asset Sale and Impairments (gain) loss	Total Expenses
	(In thousands)
Balance at March 31, 2012	$10,401	$3,347	$13,748
Expenses	98	401	499	$(983)	$(484)

Payments and Currency Translation	(5,384)	(886)	(6,270)

Balance at June 30, 2012	$5,115	$2,862	$7,977

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

Summarized restructuring and asset sale and impairment expenses by segment:

	For the Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Transportation Americas	$3	$80
Transportation Europe & ROW	(86)	99
Industrial Energy Americas	48	177
Industrial Energy Europe & ROW	(405)	(61)
Unallocated	(44)	—

TOTAL	$(484)	$295

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

Due to a net loss for the three month periods ended June 30, 2012 and June 30, 2011, certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive:

	June 30, 2012	June 30, 2011
	(In thousands)

Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	2,872	3,078
Restricted stock awards	2,352	1,676

Total shares excluded	8,921	8,451

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

The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	June 30, 2012		March 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
(Liability) Asset:
Senior Secured Notes due 2018	$(675,000)	$(529,875)	$(675,000)	$(562,781)
Convertible Senior Subordinated Notes due 2013	(60,000)	(52,800)	(60,000)	(51,000)
Interest Rate Swaps (a)	—	—	4,078	4,078
Foreign Currency Forwards (a)
Asset	—	—	104	104
Liability	(358)	(358)	(5,725)	(5,725)
Commodity Swaps (a)
Asset	—	—	320	320
Liability	(4,704)	(4,704)	(697)	(697)

(a) These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 – Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.

The following table represents our financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012:
Liabilities:
Foreign exchange forwards	$358	$—	$358	$—
Commodity Swaps	4,704	—	4,704	—

March 31, 2012:
Assets:
Interest rate swaps	$4,078	$—	$4,078	$—
Foreign currency forwards	104	—	104	—
Commodity Swaps	320	—	32	—
Liabilities:
Foreign exchange forwards	5,725	—	5,725	—
Commodity Swaps	697	—	697	—

The Company uses a market approach to determine the fair values of all of its derivative instruments subject to recurring fair value measurements. The fair value of each financial instrument was determined based upon observable forward prices for the related underlying financial index or commodity price, and each has been classified as Level 2 based on the nature of the underlying markets in which those derivatives are traded. For additional discussion of the Company’s derivative instruments and hedging activities, see Note 3

(16) SEGMENT INFORMATION

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

Transportation markets include original-equipment and aftermarket batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications. Industrial markets include batteries for motive power and network power applications. Motive power batteries are used in the materials handling industry for electric forklift trucks, and in other industries, including floor cleaning machinery, powered wheelchairs, railroad locomotives, mining and the electric road vehicles market. Network power batteries are used for backup power for use with telecommunications systems, computer installations or date centers, hospitals, air traffic control, security systems, utility, railway and military applications.

The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups. Costs of shared services and other corporate costs are not allocated or charged to the business groups.

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Net sales
Transportation Americas	$215,141	$217,597
Transportation Europe & ROW	194,143	227,220
Industrial Energy Americas	86,688	88,544
Industrial Energy Europe & ROW	197,466	211,734

	$693,438	$745,095

Operating income
Transportation Americas	$(9,419)	$(4,550)
Transportation Europe & ROW	4,023	12,253
Industrial Energy Americas	6,412	9,389
Industrial Energy Europe & ROW	6,189	3,935
Unallocated expenses	(6,635)	(7,115)

	570	13,912
Less: Restructuring and Impairments, net (a)	(484)	295

Total Operating Income	$1,054	$13,617

Depreciation & Amortization
Transportation Americas	$(7,064)	$(6,960)
Transportation Europe & ROW	(4,807)	(5,067)
Industrial Energy Americas	(2,681)	(3,023)
Industrial Energy Europe & ROW	(4,459)	(5,335)
Unallocated expenses	(900)	(1,370)

	$(19,911)	$(21,755)

Capital expenditures
Transportation Americas	$(8,961)	$(8,147)
Transportation Europe & ROW	(8,116)	(7,170)
Industrial Energy Americas	(2,974)	(1,400)
Industrial Energy Europe & ROW	(1,629)	(1,925)
Unallocated expenses	(2,406)	(81)

	$(24,086)	$(18,723)

(a)	See Note 13 for detail by segments.

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

Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” and Item 1A Risk Factors in Part I included in this Report on Form 10-Q as well as the risk factors included in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 11 to the Condensed Consolidated Financial Statements.

Executive Overview

The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments, Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.

Transportation markets include Original Equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles and other automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (“UPS”), lift trucks, mining, and other commercial vehicles.

The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.

Factors Which Affect the Company’s Financial Performance

Lead and Other Raw Materials. Lead represents approximately 50.1% of the Company’s cost of goods sold for the fiscal quarter ended June 30, 2012. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has decreased 22.6% from $2,548 per metric ton for the three months ended June 30, 2011 to $1,973 per metric ton for the three months ended June 30, 2012. During the first fiscal quarter, the LME lead price has decreased from $2,020 per metric ton at March 31, 2012 to $1,796 per metric ton at June 30, 2012. At July 27, 2012, the quoted price on the LME was $1,908 per metric ton. In addition, the price of spent batteries increased approximately 4.3% versus the prior year quarter, resulting in additional compression of profit margins. To the extent that lead prices continue to be volatile and the Company is unable to maintain existing pricing or pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.

Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling facilities, electricity at its battery plants, and diesel fuel for distribution of its products. The Company seeks to recoup increases in energy costs through price increases or surcharges. To the extent the Company is unable to pass on higher energy costs to its customers, its financial performance will be adversely impacted.

Competition. The global transportation and industrial energy battery markets are highly competitive. In recent years, competition has continued to intensify and has affected the Company’s ability to pass along increased prices to keep pace with rising production costs. The effects of this competition have been exacerbated by excess capacity in certain of the Company’s markets, fluctuating lead and spent battery prices and low-priced Asian imports in certain of the Company’s markets.

Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first quarter of fiscal 2013, the exchange rate of the Euro to the U.S. Dollar decreased 11.1% on average to $1.28 compared to $1.44 for the first quarter of fiscal 2012. At June 30, 2012, the Euro was $1.26 or 5.3% lower as compared to $1.33 at March 31, 2012. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the first quarter ended June 30, 2012, approximately 56.5% of the Company’s net sales were generated in Europe and ROW. Further, approximately 64.0% of the Company’s aggregate accounts receivable and inventory as of June 30, 2012 were held by its European and ROW subsidiaries.

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

Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results. OE volumes in the transportation and motive power channels remain below pre-recession demand levels, reflecting global economic conditions. In addition, capital spending by major customers in our network power channels continues to be below historic levels, particularly in Europe. These trends could continue or possibly accelerate which may adversely impact the Company’s financial performance.

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

First quarter of Fiscal 2013 Highlights and Outlook

In the Americas, the Company obtains the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Recycling helps the Company in the Americas control the cost of its principal raw material as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average cost of purchased spent batteries increased approximately 4.3% in the first quarter of fiscal 2013 versus the first quarter of fiscal 2012 while the price of lead on the LME declined by more than 22%. This combination of factors served to compress margins in advance of the notification to customers of pricing actions. In response, the Company has taken pricing actions as allowed by the market and is continuing to seek higher captive spent battery return rates to help mitigate the risks associated with this price volatility.

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

(iii) Continued factory and distribution productivity improvements through the Company’s established EXCELL program as well as the Value Analysis Value Engineering (“VAVE”) and Take Charge! initiatives.

(iv) Continued review and rationalization of the various brand offerings of products in its markets to gain efficiencies in manufacturing and distribution, and better leverage the Company’s marketing spending.

(v) Continued investment in production capacity to meet evolving needs for enhanced batteries absorbed glass mat (“AGM” and Micro-Hybrid Flooded) required for the increasing numbers of Stop & Start and Micro-Hybrid vehicles.

(vi) Continued research and development and engineering investments designed to develop enhanced lead-acid products as well as products utilizing alternative chemistries. In this regard, the Company continues to identify government funding opportunities to support near and long-term technological improvements in energy storage applications.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

The Company believes that the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to the Company’s annual report for further information.

Results of Operations

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Net sales

Net sales were $693.4 million for the first quarter of fiscal 2013 versus $745.1 million in the first quarter of fiscal 2012. Foreign currency translation (primarily the weakening of the Euro against the U.S. dollar) unfavorably impacted net sales in the first quarter of fiscal 2013 by approximately $45.8 million. Excluding the foreign currency translation impact, net sales decreased by approximately $5.9 million, or 0.8%, primarily due to an estimated $26.8 million unfavorable lead related pricing impact, partially offset by a slight increase in unit sales in certain of the Company’s markets.

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended		TOTAL	Currency Related	Non-Currency Related
	June 30, 2012	June 30, 2011
	(In thousands)
Transportation Americas	$215,141	$217,597	$(2,456)	$(1,993)	$(463)
Transportation Europe & ROW	194,143	227,220	(33,077)	(23,540)	(9,537)
Industrial Energy Americas	86,688	88,544	(1,856)	(310)	(1,546)
Industrial Energy Europe & ROW	197,466	211,734	(14,268)	(19,960)	5,692

TOTAL	$693,438	$745,095	$(51,657)	$(45,803)	$(5,854)

Transportation Americas net sales, excluding the foreign currency translation impact, decreased 0.2% primarily due to a 3.3% decrease in aftermarket unit sales and $2.0 million of unfavorable lead related pricing actions, partially offset by 96.5% increase in OEM unit sales. Third-party lead sales for the first quarter of fiscal 2013 were approximately $9.7 million lower than such third-party sales in the first quarter of fiscal 2012.

Transportation Europe and ROW net sales, excluding foreign currency translation, decreased 4.2% mainly due to $16.3 million of unfavorable lead related pricing actions, partially offset by 8.0% higher unit sales in the aftermarket channel and 4.5% higher units sales to OEMs.

Industrial Energy Americas net sales, excluding the foreign currency translation impact, decreased 1.7% primarily due to lower sales in both the Motive Power and Network Power markets.

Industrial Energy Europe and ROW net sales decreased in the first quarter of fiscal 2013 by $14.3 million. Excluding the unfavorable foreign currency translation impact of $20.0 million, net sales increased 2.7% primarily due to higher sales in the Network Power market, partially offset by $7.9 million of unfavorable lead-related pricing actions.

Gross Profit

Gross profit was $94.3 million in the first quarter of fiscal 2013 versus $116.7 million in the first quarter of fiscal 2012. Gross margin decreased to 13.6% from 15.7% in the first quarter of fiscal 2012. Foreign currency translation unfavorably impacted gross profit in the first quarter of fiscal 2013 by $5.7 million. Higher core costs in the Americas impacted results by approximately $15.0 million. See further discussion below.

Operating Expenses

i.	Selling and administrative expenses decreased $9.0 million, to $93.7 million in the first quarter of fiscal 2013 from $102.7 million in fiscal 2012. Excluding a favorable foreign currency translation impact of $5.7 million, the expenses decreased primarily due to lower compensation related costs. Included in selling and administrative expenses were general and administrative expenses of $38.8 million in the first quarter of fiscal 2013 and $43.5 million in the first quarter of fiscal 2012.

ii.	Restructuring and impairment expenses decreased by $0.8 million, to $(0.5) million in the first quarter of fiscal 2013 from $0.3 million in the first quarter of fiscal 2012, The current year period included a gain on sale of idled property of $0.9 million, while the prior year quarter included a non-cash impairment charge of $0.2 million.

Operating (Loss) Income

Operating income was $1.1 million in the first quarter of fiscal 2013 versus $13.6 million in the first quarter of fiscal 2012. Operating income by segment:

	For the Fiscal Year Ended
	June 30, 2012		June 30, 2011		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(9,419)	-4.4%	$(4,550)	-2.1%	$(4,869)	$106	$(4,975)
Transportation Europe & ROW	4,023	2.1%	12,253	5.4%	(8,230)	(492)	(7,738)
Industrial Energy Americas	6,412	7.4%	9,389	10.6%	(2,977)	(22)	(2,955)
Industrial Energy Europe & ROW	6,189	3.1%	3,935	1.9%	2,254	(229)	2,483
Unallocated	(6,635)	n/a	(7,115)	n/a	480	616	(136)

	570	0.1%	13,912	1.9%	(13,342)	(21)	(13,321)
Restructuring and Impairment Costs	(484)	n/a	295	n/a	779	(79)	858

Total Operating Income	$1,054	0.2%	$13,617	1.8%	$(12,563)	$(100)	$(12,463)

Gross margins by segment:

	For the Three Months Ended
	June 30, 2012	June 30, 2011
Transportation Americas	9.4%	12.0%
Transportation Europe & ROW	14.3%	17.0%
Industrial Energy Americas	19.8%	22.8%
Industrial Energy Europe & ROW	14.8%	15.0%

Total	13.6%	15.7%

The increased operating loss in Transportation Americas is driven by compressed margins on third-party lead sales, the result of higher recycled lead input cost and much lower LME lead prices. The result was further impacted by a higher percentage of lower margin OE business, combined with lead escalator driven price reductions. The impact of higher core costs combined with lower third-party lead margins was approximately $13.0 million, partially offset by improved manufacturing performance and favorable pricing actions taken late in the prior year quarter.

Transportation Europe and ROW operating income declined due to the approximate $3.0 million impact of competitive pricing in the aftermarket business, which began during the second half of fiscal 2012, combined with an approximate $3.4 million unfavorable mark-to-market adjustment on certain lead forward contracts. Lastly, the closure of the Company’s New Zealand recycling plant had an approximate $1.0 million unfavorable impact in the quarter.

The Industrial Energy Americas segment also experienced compressed margins as a result of lead input costs and lower LME lead pricing, as well as start-up related costs in the Company’s Columbus, Ga. facility associated with a new AGM production line. The impact of higher core costs was approximately $2.0 million.

Industrial Energy Europe and ROW operating income, excluding foreign currency translation, improved in the first quarter of fiscal 2013 due to lower selling expenses resulting from cost cutting initiatives and lower headcount.

Other (Income) Expenses

Other expense was $1.6 million in the first quarter of fiscal 2013 versus $0.1 million in the first quarter of fiscal 2012. The unfavorable change primarily relates to a prior year interest rate swap gain of approximately $2.9 million, offset by an approximate $1.4 million decrease in currency remeasurement loss.

Interest Expenses

Interest expense decreased $3.6 million, to $14.1 million in the first quarter of fiscal 2013 from $17.7 million in the first quarter of fiscal 2012 primarily due to a gain on interest rate swap of $1.6 million which settled in the first quarter of fiscal 2013 as well as a $2.0 million favorable adjustment to non-cash accretion expense.

Income Taxes

	For the Three Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
Pre-tax loss	$(14,656)	$(4,163)
Income tax provision (benefit)	91,812	1,633
Effective tax rate	-626.4%	-39.2%

The effective tax rate for the first quarter of fiscal 2013 included the recognition of taxes on income and losses in almost all of the Company’s jurisdictions with the primary exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. The Company established a full valuation allowance for the United States in the quarter after determining that it was not more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future. This discrete item resulted in an $87.6 million charge to expense. In addition, the effective tax rate for the quarter was affected by the recognition of $10.8 million in valuation allowances on current period tax benefits generated primarily in the United States, Spain and the United Kingdom.

The effective tax rate for the first quarter of fiscal 2012 included the recognition of taxes on income and losses in almost all of the Company’s jurisdictions with the primary exception of Spain, France and the United Kingdom, on which full valuation allowances are recorded. The effective tax rate for the quarter was primarily affected by the recognition of $1.5 million in valuation allowances on current period tax benefits generated in the United Kingdom, France and Spain. The quarter was also impacted by miscellaneous discrete items of $0.2 million.

Liquidity and Capital Resources

As of June 30, 2012, the Company had cash and cash equivalents of $130.1 million and availability under the Company’s senior secured asset-backed revolving credit facility (the “ABL facility”) of $152.5 million. This compared to cash and cash equivalents of $155.4 million and availability under the ABL facility of $152.8 million as of March 31, 2012.

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

The Senior Secured Notes

Borrowings under the Senior Secured Notes bear interest at a rate of 8 5/8% per annum, payable semi-annually in arrears in February and August, and mature on February 1, 2018.

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

The Convertible Notes

In March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. The convertible notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at June 30, 2012 and March 31, 2012 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At June 30, 2012, the Company was in compliance with covenants contained in the ABL facility and indenture governing the Notes and convertible notes.

At June 30, 2012, the Company had outstanding letters of credit with a face value of $47.1 million and surety bonds with a face value of $42.2 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2012, pursuant to the terms of the agreement, was $2.2 million.

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

Total debt at June 30, 2012 was $773.2 million, as compared to $776.7 million at March 31, 2012. See Note 7 to the Condensed Consolidated Financial Statements for the composition of such debt.

Cash provided by (used in) operating activities was $3.1 million and ($12.6) million in the first quarter of fiscal 2013 and fiscal 2012, respectively. The improvement primarily relates to lower working capital usage versus the prior year period, principally in inventory and accounts payable.

Capital expenditures were $24.1 million and $18.7 million in the first quarter of fiscal 2013 and 2012, respectively. Cash used in financing activities increased by approximately $1.6 million due to slight reductions in short term borrowings and other debt.

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

The Company believes that it will have sufficient ongoing liquidity to support its operations for the foreseeable future, including payment of remaining accrued restructuring costs of approximately $8.0 million as of June 30, 2012. For further discussion, see Note 13 to the Condensed Consolidated Financial Statements.

The estimated fiscal 2013 pension plan contributions are $33.8 million and other post-retirement contributions are $1.9 million. Payments aggregating $8.2 million were made during the three months ended June 30, 2012.

In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. The Company believes the sale, which is subject to certain pre-closing actions, will net cash proceeds after deducting closure related costs of approximately $37.0 million, $5.0 million of which has already been placed in escrow to be used for certain demolition and remediation activities. The Company believes that the remainder of the cash proceeds will be received during the first half of fiscal 2014, upon completion of certain pre-closing actions. The Company believes the transaction will have a net favorable impact on pre-tax income of approximately $25.0 to $27.0 million, which the Company currently expects to record in fiscal 2013.

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

Accounts Receivable Factoring Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $67.4 million and $69.6 million of foreign currency trade accounts receivable as of June 30, 2012 and March 31, 2012, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Changes to the quantitative and qualitative market risks as of June 30, 2012 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 for further information.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ii) the Company’s ability to implement and fund business strategies based on current liquidity, (iii) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (iv) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (v) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (vi) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (vii) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (viii) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (ix) competitiveness of the battery markets in the Americas and Europe, (x) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xi) the ability to acquire goods and services and/or fulfill later needs at budgeted costs, (xii) general economic conditions, (xiii) the Company’s ability to successfully pass along increased material costs to its customers, and (xiv) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, and (xv) those risk factors described in the Company’s fiscal 2012 Form 10-K filed on June 7, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements in this document.

Item 1A. Risk Factors

The risk factors which were disclosed in the Company’s fiscal 2012 Form 10-K have not materially changed since we filed our fiscal 2012 Form 10-K. See Item 1A to Part I of the Company’s fiscal 2012 Form 10-K for a complete discussion of these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30	—	—	—	—
May 1 through May 31	1,986	$2.46
June 1 through June 30	1,590	$2.58

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended Restated Bylaws of the Company, effective June 1, 2012, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K (File no. 001-11263) dated June 7, 2012.

31.1	Certification of James R. Bolch, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ Phillip A. Damaska

Phillip A. Damaska
Executive Vice President and
Chief Financial Officer

Date: August 2, 2012