Form 10-Q
period 2012-09-30
EXIDE TECHNOLOGIES
filed 2012-11-09
CIK 813781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of October 29, 2012, 79,296,006 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$711,692	$772,953	$1,405,130	$1,518,048
Cost of sales	608,033	654,339	1,207,216	1,282,784

Gross profit	103,659	118,614	197,914	235,264

Selling and administrative expenses	95,715	96,140	189,400	198,877
Restructuring and impairments, net	1,108	1,281	624	1,577

Operating income	6,836	21,193	7,890	34,810

Other (income) expense, net	(513)	5,751	1,098	5,870
Interest expense, net	17,229	18,074	31,326	35,735

Loss before income taxes	(9,880)	(2,632)	(24,534)	(6,795)
Income tax provision	3,887	995	95,700	2,628

Net loss	(13,767)	(3,627)	(120,234)	(9,423)
Net income (loss) attributable to noncontrolling interests	111	(39)	140	(643)

Net loss attributable to Exide Technologies	$(13,878)	$(3,588)	$(120,374)	$(8,780)

Loss per share
Basic and diluted	$(0.18)	$(0.05)	$(1.56)	$(0.11)

Weighted average shares
Basic and diluted	77,210	77,627	77,178	77,573

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Consolidated net loss	$(13,767)	$(3,627)	$(120,234)	$(9,423)
Other comprehensive income (loss):
Foreign currency translation adjustment	11,457	(45,942)	(13,483)	(33,681)
Gain (loss) on derivatives qualifying as hedges, net	2,643	(4,469)	1,266	(3,734)
Change in defined benefit liabilities, net	(325)	(76)	281	(70)

Total comprehensive income (loss)	8	(54,114)	(132,170)	(46,908)
Comprehensive income (loss) attributable to noncontrolling interests	119	(34)	140	(451)

Comprehensive loss attributable to Exide Technologies	$(111)	$(54,080)	$(132,310)	$(46,457)

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per-share data)

	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$74,281	$155,368
Accounts receivable, net	542,693	500,375
Inventories	541,315	479,467
Prepaid expenses and other current assets	27,464	21,840
Deferred income taxes	10,500	30,804

Total current assets	1,196,253	1,187,854

Property, plant and equipment, net	626,630	622,975

Other assets:
Goodwill and intangibles, net	157,645	164,039
Deferred income taxes	91,691	174,601
Other noncurrent assets	45,561	45,517

	294,897	384,157

Total assets	$2,117,780	$2,194,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$39,587	$20,014
Current maturities of long-term debt	63,489	3,787
Accounts payable	429,882	390,549
Accrued expenses	291,388	276,809

Total current liabilities	824,346	691,159
Long-term debt	690,635	752,930
Noncurrent retirement obligations	221,653	236,312
Deferred income taxes	12,511	17,158
Other noncurrent liabilities	96,075	95,075

Total liabilities	1,845,220	1,792,634

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 79,290 and 78,351 shares issued and outstanding	793	783
Additional paid-in capital	1,135,785	1,133,417
Accumulated deficit	(836,287)	(715,913)
Accumulated other comprehensive loss	(28,429)	(16,493)

Total stockholders’ equity attributable to Exide Technologies	271,862	401,794
Noncontrolling interests	698	558

Total stockholders’ equity	272,560	402,352

Total liabilities and stockholders’ equity	$2,117,780	$2,194,986

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the Six Months Ended
	September 30, 2012	September 30, 2011
Cash Flows From Operating Activities:
Net loss	$(120,234)	$(9,423)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	39,442	43,284
Net (gain) loss on asset sales / impairments	(1,081)	423
Deferred income taxes	94,379	(5,631)
Provision for doubtful accounts	570	585
Non-cash stock compensation	2,378	2,585
Amortization of deferred financing costs	2,125	2,143
Currency remeasurement loss	252	9,383
Changes in assets and liabilities
Receivables	(25,552)	(4,857)
Inventories	(70,615)	(63,121)
Other current assets	(6,404)	(8,315)
Payables	48,439	12,912
Accrued expenses	(3,800)	(13,549)
Other noncurrent liabilities	(8,126)	(6,121)
Other, net	(2,103)	(4,172)

Net cash used in operating activities	(50,330)	(43,874)

Cash Flows From Investing Activities:
Capital expenditures	(49,621)	(43,192)
Proceeds from asset sales	1,084	36

Net cash used in investing activities	(48,537)	(43,156)

Cash Flows From Financing Activities:
Increase in short-term borrowings	20,321	14,035
Decrease in other debt	(1,928)	(1,316)
Acquisition of noncontrolling interests/other	—	340

Net cash provided by financing activities	18,393	13,059

Effect of exchange rate changes on cash and cash equivalents	(613)	(2,560)

Net decrease in cash and cash equivalents	(81,087)	(76,531)
Cash and cash equivalents, beginning of period	155,368	161,363

Cash and cash equivalents, end of period	$74,281	$84,832

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period
Interest	$32,942	$34,357
Income taxes (net of refunds)	$3,191	$6,118

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

(1) BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. These statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”), or those disclosures normally made in the Company’s annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 for further information.

The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, comprehensive loss, financial position, and cash flows for the periods presented. This includes accounting and disclosures related to any subsequent events occurring from the balance sheet date through the date the financial statements were issued.

Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the period ended March 31 of that year (e.g., “fiscal 2013” refers to the period beginning April 1, 2012 and ending March 31, 2013).

(2) STOCKHOLDERS’ EQUITY

The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balance at April 1, 2012	$783	$1,133,417	$(715,913)	$(16,493)	$558	$402,352

Net (loss) income	—	—	(120,374)	—	140	(120,234)
Defined benefit plans, net of tax of $97	—	—	—	279	—	279
Translation adjustment	—	—	—	(13,483)	—	(13,483)
Net recognition of unrealized gain on derivatives, net of tax $505	—	—	—	1,266	—	1,266
Common stock issuance/other	10	(10)		2	—	2
Stock compensation		2,378	—	—	—	2,378

Balance at September 30, 2012	$793	$1,135,785	$(836,287)	$(28,429)	$698	$272,560

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

The Company enters into foreign currency forward contracts for various time periods ranging from one month to a year or more. The Company uses these contracts to mitigate the effect of its exposure to foreign currency remeasurement gains and losses on selected transactions that will be settled in a currency other than the functional currency of the transacting entity. These contracts include economic hedges on which fair value changes are recorded in earnings immediately, as well as instruments designated as hedging instruments. At September 30, 2012, the Company held foreign currency forward contracts with a total notional value of approximately $81.0 million.

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

The following tables set forth information on the presentation of these derivative instruments in the Company’s Condensed Consolidated Financial Statements:

		Fair Value As of
	Balance Sheet Location	September 30, 2012	March 31, 2012
		(In thousands)
Asset Derivatives:
Foreign exchange forwards	Current assets	$5	$104
Commodity swaps / forwards	Current assets	2,920	320
Interest rate swaps	Current assets	—	1,755
Interest rate swaps	Noncurrent assets	—	2,323
Liability Derivatives:
Foreign exchange forwards	Current liabilities	$4,764	$5,725
Commodity swaps / forwards	Current liabilities	—	697

		For the Three Months Ended		For the Six Months Ended
	Statement of Operations Location	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		(In thousands)
Foreign Exchange Forwards
Loss (gain)	Other (income) expense, net	$2,110	$(8,121)	$(2,841)	$(6,157)
Commodity Swaps / Forwards
(Gain) loss	Cost of sales	(643)	810	2,542	810
Interest Rate Swaps
Gain	Interest expense, net	(142)	(518)	(1,770)	(518)

At September 30, 2012, approximately $1.6 million is expected to be reclassified from OCI to cost of sales during the remainder of fiscal 2013.

(4) GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of:

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames (subject to amortization)	Customer Relationships	Technology	Total
	(In thousands)
As of September 30, 2012
Gross amount	$3,849	$60,429	$13,732	$113,562	$30,591	$222,163
Accumulated amortization	—	—	(9,128)	(39,648)	(15,742)	(64,518)

Net	$3,849	$60,429	$4,604	$73,914	$14,849	$157,645

As of March 31, 2012
Gross amount	$4,000	$61,470	$13,971	$115,520	$30,958	$225,919
Accumulated amortization	—	—	(8,734)	(37,936)	(15,210)	(61,880)

Net	$4,000	$61,470	$5,237	$77,584	$15,748	$164,039

Amortization of intangible assets for the first six months of fiscal 2013 and 2012 was $3.5 million and $4.5 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets for each of the next five years will be approximately $7.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES

Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	September 30, 2012	March 31, 2012
	(In thousands)
Raw materials	$98,861	$85,116
Work-in-process	154,992	123,723
Finished goods	287,462	270,628

	$541,315	$479,467

(6) OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following:

	September 30, 2012	March 31, 2012
	(In thousands)
Deposits (a)	$4,613	$4,566
Deferred financing costs	18,201	20,326
Investment in affiliates	1,892	1,963
Capitalized software, net	2,365	2,003
Loan to affiliate	1,043	1,005
Retirement plans	11,127	7,474
Finanical instruments	—	2,323
Other	6,320	5,857

	$45,561	$45,517

(a)	Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.

(7) DEBT

At September 30, 2012 and March 31, 2012, short-term borrowings of $39.6 million and $20.0 million, respectively, consisted of borrowings under various operating lines of credit, the Company’s senior secured asset-backed revolving credit facility (the “ABL facility”), and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. Excluding the ABL facility, these borrowing facilities are typically for one-year renewable terms and generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.1% and 5.4% at September 30, 2012 and March 31, 2012, respectively.

Total long-term debt consists of:

	September 30, 2012	March 31, 2012
	(In thousands)
8 5/8% Senior Secured Notes due 2018	$675,000	$675,000
Floating Rate Convertible Senior Subordinated Notes due 2013 (a)	60,000	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 6.2% due in installments through 2018	16,052	18,363

	751,052	753,363
Fair value adjustments on hedged debt	3,072	3,354

Total	754,124	756,717
Less-current maturities (a)	63,489	3,787

Total long-term debt	$690,635	$752,930

Total debt, including short-term borrowings, at September 30, 2012 and March 31, 2012 was $793.7 million and $776.7 million, respectively.

(a)	Included in current maturities at September 30, 2012 are the Company’s floating rate Convertible Senior Subordinated Notes, which mature on September 18, 2013.

(8) INTEREST EXPENSE, NET

Interest income is included in interest expense, net. Such interest income amounted to $0.2 million for both the three months ended September 30, 2012 and 2011 and $0.5 million and $0.9 million for the six months ended September 30, 2012 and 2011, respectively.

(9) OTHER (INCOME) EXPENSE, NET

Other (income) expense net consist of:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Currency remeasurement (gain) loss (a)	$(939)	$6,832	$252	$9,383
Reorganization items (b)	426	311	801	865
Gain on interest rate swap	—	(1,301)	—	(4,645)
Other	—	(91)	45	267

	$(513)	$5,751	$1,098	$5,870

(a)	The currency remeasurement loss (gain) relates primarily to intercompany loans to foreign subsidiaries denominated in Euros, the Australian dollar, Belarusian ruble, and various other foreign currencies.
(b)	Reorganization items primarily consist of professional fees and claim settlements related to the Company’s prior bankruptcy filing from which the successor Company emerged in May 2004.

(10) EMPLOYEE BENEFITS

The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Components of net periodic benefit cost:

Service cost	$598	$643	$1,173	$1,229
Interest cost	7,386	8,329	14,689	16,327
Expected return on plan assets	(7,250)	(7,805)	(14,369)	(15,412)
Amortization of:
Prior service cost	15	22	30	43
Actuarial loss	505	165	1,004	335

Net periodic benefit cost	$1,254	$1,354	$2,527	$2,522

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Components of net periodic benefit cost:

Service cost	$176	$131	$346	$255
Interest cost	262	282	521	559
Amortization of:
Prior service cost	(122)	(122)	(245)	(245)
Actuarial loss	161	125	320	248

Net periodic benefit cost	$477	$416	$942	$817

The estimated fiscal 2013 pension plan contributions are $25.4 million and other post-retirement contributions are $1.9 million. Payments aggregating $16.6 million were made during the six months ended September 30, 2012.

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

As general unsecured claims have been allowed in the Bankruptcy Court, the Company has distributed approximately one share of common stock per $383.00 in allowed claim amount and approximately one warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the common stock and warrants allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. Effective May 6, 2011, all outstanding warrants expired and were cancelled. No more warrants will be issued to resolve any remaining pre-petition claims. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock may be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims.

Based on information available as of October 29, 2012, approximately 72.0% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.

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

The Company is also involved in the assessment and remediation of various other properties, including certain currently and formerly owned or operating facilities. Such assessment and remedial work is being conducted pursuant to applicable EH&S laws with varying degrees of involvement by appropriate regulatory authorities. In addition, certain environmental matters concerning the Company are pending in various courts or with certain environmental regulatory agencies with respect to these currently or formerly owned or operating locations. While the ultimate outcome of the environmental matters described in this paragraph is uncertain, the Company presently believes the resolution of these known environmental matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of September 30, 2012 and March 31, 2012, the amount of such liabilities on the Company’s Condensed Consolidated Balance Sheet was approximately $26.7 million and $27.7 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities. Therefore, changes in estimates or future findings could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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

Columbus, Georgia

The Columbus site is a former secondary lead recycling plant that was taken out of service in 1999, but remains part of a larger facility that includes an operating lead-acid battery manufacturing facility. Groundwater remediation activities began in 1988. Costs for supplemental investigations, remediation and site closure are currently estimated at $6.0 million to $8.5 million.

Guarantees

At September 30, 2012, the Company had outstanding letters of credit with a face value of $48.3 million and surety bonds with a face value of $42.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at September 30, 2012, pursuant to the terms of the agreement, totaled approximately $ 40.6 million.

Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At September 30, 2012, bank guarantees with an aggregate face value of $19.6 million were outstanding.

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

Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2012	$36,811

Accrual for sales returns and allowances	17,006
Settlements made (in cash or credit) and currency translation	(19,642)

Balance at September 30, 2012	$34,175

(12) INCOME TAXES

The effective tax rate for the first six months of fiscal year 2013 and fiscal year 2012 is (390.1)% and (38.7)% respectively. The effective tax rate for the first six months of fiscal 2013 included the recognition of taxes on income and losses in almost all of the Company’s jurisdictions except for the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. The Company established an $86.7 million full valuation allowance for the United States in the first six months of fiscal 2013 after determining that it was not “more likely than not” that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.

The effective tax rate for the first six months of fiscal 2013 was primarily affected by the discrete item of establishing a valuation allowance in the United States of $86.7 million.

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

The Company’s unrecognized tax benefits decreased from $41.5 million to $40.5 million during the first six months of fiscal 2013 due primarily to the effects of foreign currency translation less unrecognized tax benefits released during the period due to expiration of statute of limitations and settlements with taxing jurisdictions. The amount, if recognized, that would affect the Company’s effective tax rate at September 30, 2012 is $35.5 million.

The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At September 30, 2012 and March 31, 2012, before any tax benefits, the Company had $2.4 million and $3.0 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

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

(13) RESTRUCTURING AND IMPAIRMENTS, NET

During the first six months of fiscal 2013, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs.

Summarized restructuring reserve activity are as follows:

	Severance Costs	Closure Costs	Total Restructuring	Asset Sale and Impairments (gain) loss	Total Restructuring / Impairments, net
	(In thousands)
Balance at March 31, 2012	$10,401	$3,347	$13,748
Expenses	807	898	1,705	$(1,081)	$624

Payments and Currency Translation	(6,810)	(1,856)	(8,666)

Balance at September 30, 2012	$4,398	$2,389	$6,787

Remaining restructuring expenditures principally represent (i) severance and related benefits payable per employee agreements and/or regulatory requirements, (ii) lease commitments for certain closed facilities, branches and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms, and (iii) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.

Summarized restructuring and impairments, net by segment, are as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Transportation Americas	$138	$542	$138	$623
Transportation Europe & ROW	241	(552)	155	(453)
Industrial Energy Americas	360	169	408	346
Industrial Energy Europe & ROW	369	744	(37)	683
Unallocated corporate	—	378	(40)	378

TOTAL	$1,108	$1,281	$624	$1,577

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

Due to a net loss for the three and six month periods ended September 30, 2012 and September 30, 2011, certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive:

	September 30, 2012	September 30, 2011
	(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	2,872	3,071
Restricted stock awards	1,799	1,259

Total shares excluded	8,368	8,027

(15) FAIR VALUE MEASUREMENTS

The Company uses available market information and other methodologies believed to be appropriate to estimate the fair value of its financial instruments. Considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is currently anticipated.

The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	September 30, 2012		March 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
(Liability) Asset:
Senior Secured Notes due 2018	$(675,000)	$(583,875)	$(675,000)	$(562,781)
Convertible Senior Subordinated Notes due 2013	(60,000)	(55,200)	(60,000)	(51,000)
Interest Rate Swaps (a)	—	—	4,078	4,078
Foreign Currency Forwards (a)
Asset	5	5	104	104
Liability	(4,764)	(4,764)	(5,725)	(5,725)
Commodity Swaps (a)
Asset	2,920	2,920	320	320
Liability	—	—	(697)	(697)

(a)	These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

•	Level 1	–	Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2	–	Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3	–	Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2012:
Assets:
Foreign exchange forwards	$5	$—	$5	$—
Commodity Swaps	2,920	—	2,920	—
Liabilities:
Foreign exchange forwards	4,764	—	4,764	—

March 31, 2012:
Assets:
Interest rate swaps	$4,078	$—	$4,078	$—
Foreign currency forwards	104	—	104	—
Commodity Swaps	320	—	320	—
Liabilities:
Foreign exchange forwards	5,725	—	5,725	—
Commodity Swaps	697	—	697	—

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

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended		For the Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Net sales
Transportation Americas	$213,038	$224,437	$428,179	$442,034
Transportation Europe & ROW	211,120	247,478	405,263	474,698
Industrial Energy Americas	98,862	90,994	185,550	179,539
Industrial Energy Europe & ROW	188,672	210,044	386,138	421,777

	$711,692	$772,953	$1,405,130	$1,518,048

Operating income (loss)
Transportation Americas	$(5,593)	$813	$(15,011)	$(3,737)
Transportation Europe & ROW	4,976	6,595	8,998	18,849
Industrial Energy Americas	7,105	11,519	13,517	20,908
Industrial Energy Europe & ROW	8,599	9,730	14,788	13,665
Unallocated corporate expenses	(7,143)	(6,183)	(13,778)	(13,298)

	7,944	22,474	8,514	36,387
Less: restructuring and impairments, net (a)	1,108	1,281	624	1,577

Total operating income	$6,836	$21,193	$7,890	$34,810

Depreciation and Amortization
Transportation Americas	$6,860	$6,779	$13,923	$13,738
Transportation Europe & ROW	4,492	5,032	9,299	10,099
Industrial Energy Americas	2,590	3,049	5,271	6,072
Industrial Energy Europe & ROW	4,329	5,392	8,788	10,727
Unallocated corporate expenses	1,260	1,277	2,161	2,648

	$19,531	$21,529	$39,442	$43,284

Capital expenditures
Transportation Americas	$11,059	$10,319	$20,021	$18,467
Transportation Europe & ROW	7,869	7,888	15,984	15,058
Industrial Energy Americas	3,014	2,709	5,988	4,109
Industrial Energy Europe & ROW	3,011	3,342	4,640	5,267
Unallocated corporate expenses	582	211	2,988	291

	$25,535	$24,469	$49,621	$43,192

(a)	See Note 13 for detail by segment.

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

Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” and Item 1A. Risk Factors in Part II included in this Report on Form 10-Q, as well as the risk factors included in Item 1A. to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 11 to the Condensed Consolidated Financial Statements.

Executive Overview

The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments, Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.

Transportation markets include Original Equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles including Stop & Start and micro-hybrid flooded (“MHF”) and other automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (“UPS”), lift trucks, mining, and other commercial vehicles.

The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.

Factors Which Affect the Company’s Financial Performance

Lead and Other Raw Materials. Lead represented approximately 48.0% of the Company’s cost of sales. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has decreased 21.1% from $2,501 per metric ton for the six months ended September 30, 2011 to $1,973 per metric ton for the six months ended September 30, 2012. During the first six months of fiscal 2012, the LME lead price has increased 13.8% from $2,020 per metric ton at March 31, 2012 to $2,299 per metric ton at September 30, 2012. At October 29, 2012, the quoted price on the LME was $2,010 per metric ton

In the Americas, the Company has historically obtained the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Historically, recycling in the Americas has helped the Company more effectively control the cost of its principal raw material when compared to purchasing lead at prevailing market prices on the LME. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. For example, the average market cost of purchased spent batteries increased approximately 9.8% for the six months ended September 30, 2012 versus the prior year period while lead prices on the LME have declined during the same period. The combination of higher spent battery costs and lower lead prices on the LME has put significant pressure on the Company’s margins. In response, the Company takes pricing actions as allowed by the market and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.

In Europe, the Company’s lead requirements are mainly fulfilled by third-party suppliers. Because of the Company’s exposure to the historically volatile lead market prices in Europe, the Company has implemented several measures to offset changes in lead prices, including selective pricing actions and lead price escalators. The Company has automatic lead price escalators with virtually all OE customers. The Company currently obtains a small portion of its lead requirements from recycling in its European facilities. Similar to the situation in the Americas, spent battery costs as a percent of LME have been increasing in Europe. We expect these increasing spent battery costs to increase the premiums paid to lead suppliers over and above lead prices on the LME.

The Company expects that continued volatility in lead and other commodity costs, to affect all business segments, and if the Company is unable to pass higher material costs resulting from this volatility to its customers, the Company’s financial performance will be adversely impacted. The implementation of selective pricing actions and price escalators generally lag the rise in market prices of lead and other commodities.

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

Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first six months of fiscal 2013, the exchange rate of the Euro to the U.S. Dollar decreased 11.1% on average to $1.27 compared to $1.43 for first six months of fiscal 2012. At September 30, 2012, the Euro was $1.29 or 3.0% lower as compared to $1.33 at March 31, 2012. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the first six months ended September 30, 2012, approximately 56.3% of the Company’s net sales were generated in Europe and ROW. Further, approximately 62.9% of the Company’s aggregate accounts receivable and inventories as of September 30, 2012 were held by its European and ROW subsidiaries.

The Company is also exposed, although to a lesser extent, to foreign currency risk in Canada, Mexico, the United Kingdom, Poland, Australia, and various countries in the Pacific Rim. Fluctuations of exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales, expenses, assets, and liabilities. In some instances, gains in one currency may be offset by losses in another.

Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations impact the Company’s financial results. In addition, capital spending by major customers in our network power channels continues to be below historic levels.

Seasonality and Weather. The Company sells a disproportionate share of its transportation aftermarket batteries during the fall and early winter (the Company’s third and a portion of its fourth fiscal quarters). Retailers and distributors buy automotive batteries during these periods so they will have sufficient inventory for cold weather periods. The impact of seasonality on sales has the effect of increasing the Company’s working capital requirements, particularly during the second and third fiscal quarters, and also makes the Company more sensitive to fluctuations in the availability of liquidity.

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

Second quarter of Fiscal 2013 Highlights and Outlook

The Company expects to cease operations at its Frisco, Texas recycling facility no later than December 31, 2012 and recently announced the idling of secondary lead recycling operations at its Reading, Pennsylvania facility, expected to be effective no later than March 31, 2013. The Company anticipates that its remaining three operating recycling facilities will continue to provide a significant portion of the lead requirements for the Americas regions. The Company has established arrangements with third party recyclers in North America to provide tolling for the region’s remaining spent batteries. Limited additional purchases of finished lead from third party suppliers may also be required to satisfy the region’s requirement. The idling of the secondary lead recycling operations at the Reading, Pennsylvania facility will also allow the Company to avoid near-term capital spending of as much as $30.0 million.

The key elements of the Company’s underlying business plans and continued strategies are:

(i) Successful execution of the closure of the Company’s Bristol, Tennessee transportation battery facility, including transitioning existing production to two of the Company’s other facilities.

(ii) Successful closure of the Company’s Frisco, Texas facility, the idling of secondary lead recycling operations at the Reading, Pennsylvania facility, and the sale of a portion of the Frisco location for anticipated net proceeds of approximately $37.0 million.

(iii) Actions designed to improve the Company’s liquidity and operating cash flow through working capital reduction plans, the sale of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives, and closely managing capital expenditures.

(iv) Continued factory and distribution productivity improvements through the Company’s established Lean/Six Sigma program, as well as the Value Analysis Value Engineering (“VAVE”) and Take Charge! initiatives.

(v) An enhanced focus on growth of the Industrial Americas business through increased new product offerings (Tubular Motive Power, High Frequency Chargers, etc.), increases in capacity, and a larger and more distributed sales and service team tied to the Transportation branch network.

(vi) Continued investment in production capacity to meet evolving needs for enhanced batteries (absorbed glass mat “AGM” and MHF) required for the increasing numbers of Stop & Start and Micro-Hybrid vehicles.

(vii) Continued research and development and engineering investments designed to develop enhanced lead-acid products as well as products utilizing alternative chemistries. In this regard, the Company continues to identify government funding opportunities to support near and long-term technological improvements in energy storage applications.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

The Company believes that the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to the Company’s annual report for further information.

Results of Operations

Three months ended September 30, 2012 compared with three months ended September 30, 2011

Net Sales

Net sales were $711.7 million for the second quarter of fiscal 2013 versus $773.0 million in the second quarter of fiscal 2012. Foreign currency translation (primarily the weakening of the Euro against the U.S. dollar) unfavorably impacted net sales in the second quarter of fiscal 2013 by approximately $41.7 million. Excluding foreign currency translation impact, net sales decreased by approximately $19.5 million, or 2.5%, primarily due to an estimated $30.5 million unfavorable lead related pricing impact, partially offset by a slight increase in unit sales in the Company’s markets.

Net sales by business segment were as follows:

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended		TOTAL	Currency Related	Non-Currency Related
	September 30, 2012	September 30, 2011
	(In thousands)
Transportation Americas	$213,038	$224,437	$(11,399)	$(856)	$(10,543)
Transportation Europe & ROW	211,120	247,478	(36,358)	(22,402)	(13,956)
Industrial Energy Americas	98,862	90,994	7,868	(242)	8,110
Industrial Energy Europe & ROW	188,672	210,044	(21,372)	(18,213)	(3,159)

TOTAL	$711,692	$772,953	$(61,261)	$(41,713)	$(19,548)

Transportation Americas net sales, excluding foreign currency translation impact, decreased 4.7% primarily due to a 1.5% decrease in aftermarket unit sales and $5.5 million of unfavorable lead related pricing actions, partially offset by $5.0 million of favorable aftermarket pricing and higher OEM unit shipments. Third-party lead sales for the second quarter of fiscal 2013 were approximately $13.3 million lower than such third-party sales in the second quarter of fiscal 2012 as the Company initiated its exit from this volatile business in connection with its shutdown of the Frisco, Texas recycling facility.

Transportation Europe and ROW net sales, excluding foreign currency translation, decreased 5.6% mainly due to $15.4 million of unfavorable lead related pricing actions, partially offset by 4.1% higher unit sales in the aftermarket channel and 5.6% higher unit sales to OEMs.

Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 8.9% primarily due to 7.4% higher unit sales in the Network Power market, partially offset by $3.0 million unfavorable lead related pricing actions. Anticipated base price increases did not materialize as competitive actions were required to protect business.

Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, decreased 1.5% primarily due to $6.5 million of unfavorable lead-related pricing actions, partially offset by 19.4% increase in Network Power unit sales.

Gross Profit

Gross profit was $103.7 million in the second quarter of fiscal 2013 versus $118.6 million in the second quarter of fiscal 2012. Gross margin decreased to 14.6% from 15.3% in the second quarter of fiscal 2012. Foreign currency translation unfavorably impacted gross profit in the second quarter of fiscal 2013 by $5.0 million. Higher core costs combined with lower third-party lead margins in the Americas impacted results by approximately $18.6 million. See further discussion below under the caption “Operating Income”.

Operating Expenses

i.	Selling and administrative expenses decreased $0.4 million, to $95.7 million in the second quarter of fiscal 2013 from $96.1 million in fiscal 2012. Included in selling and administrative expenses were general and administrative expenses of $39.0 million in the second quarter of fiscal 2013 and $40.2 million in the second quarter of fiscal 2012.

ii.	Restructuring and impairment expenses decreased by $0.2 million, to $1.1 million in the second quarter of fiscal 2013 from $1.3 million in the second quarter of fiscal 2012, and included non-cash asset impairment gain of $0.1 million and charge of $0.2 million in the second quarter of fiscal 2013 and 2012, respectively.

Operating Income

Operating income was $6.8 million in the second quarter of fiscal 2013 versus $21.2 million in the second quarter of fiscal 2012. See segments discussion below.

Operating income (loss) by segment was as follows:

	For the Three Months Ended
	September 30, 2012		September 30, 2011		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(5,593)	-2.6%	$813	0.4%	$(6,406)	$323	$(6,729)
Transportation Europe & ROW	4,976	2.4%	6,595	2.7%	(1,619)	(458)	(1,161)
Industrial Energy Americas	7,105	7.2%	11,519	12.7%	(4,414)	4	(4,418)
Industrial Energy Europe & ROW	8,599	4.6%	9,730	4.6%	(1,131)	(452)	(679)
Unallocated corporate	(7,143)	n/a	(6,183)	n/a	(960)	376	(1,336)

	7,944	1.1%	22,474	2.9%	(14,530)	(207)	(14,323)
Less: Restructuring and impairments, net	1,108	n/a	1,281	n/a	173	56	117

Total operating income	$6,836	1.0%	$21,193	2.7%	$(14,357)	$(151)	$(14,206)

Gross margins by segment are shown below:

	For the Three Months Ended
	September 30, 2012	September 30, 2011
Transportation Americas	12.1%	14.2%
Transportation Europe & ROW	13.8%	12.5%
Industrial Energy Americas	18.9%	24.0%
Industrial Energy Europe & ROW	15.9%	16.1%

Total	14.6%	15.3%

Transportation Americas operating loss compared to the prior period is driven by compressed margins resulting from higher recycled lead input costs and decreased revenue from lower LME lead prices. The result was further impacted by unfavorable mix resulting from increased OE business. In addition, lower third-party lead sales impacted results unfavorably. The impact of higher core costs combined with lower third-party lead margins was approximately $12.8 million.

Transportation Europe and ROW operating income, excluding foreign currency translation, declined due to the continued impact of competitive pricing in the aftermarket business combined with unfavorable mix resulting from increased OE business and higher commodity and energy costs; partially offset by an approximate $5.0 million inventory adjustment related to the Company’s Portuguese recycling facility recorded in the prior year quarter.

The Industrial Energy Americas segment also experienced compressed margins as a result of the increased costs of spent batteries and lower LME lead pricing. The negative aggregate lead related impact was approximately $5.8 million.

Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, decreased primarily due to higher commodity costs. While the Company realized modest positive pricing in the Motive Power channel, such pricing was not sufficient to offset cost increases.

Unallocated corporate operating expenses, excluding the foreign currency translation impact, increased mainly due to the realignment of corporate expenses resulting in certain current period costs not being allocated to segments.

Other (Income) Expenses

Other (income) expense was ($0.5) million in the second quarter of fiscal 2013 versus $5.8 million in the second quarter of fiscal 2012. The favorable change primarily relates to currency remeasurement gains of $0.9 million compared to prior year quarter losses of $6.8 million.

Interest Expenses

Interest expense decreased $0.8 million, to $17.2 million in the second quarter of fiscal 2013 from $18.1 million in the second quarter of fiscal 2012.

Income Taxes

	For the Three Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Pre-tax loss	$(9,880)	$(2,632)
Income tax provision	3,887	995

Effective tax rate	-39.3%	-37.8%

The effective tax rate for the second quarter of fiscal 2013 included the recognition of taxes on income and losses in almost all of the Company’s jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the second quarter was affected by the recognition of $10.8 million in valuation allowances on current period tax benefits.

The effective tax rate for the second quarter of fiscal 2012 included the recognition of taxes on income and losses in almost all of the Company’s jurisdictions with the exception of Spain, France and the United Kingdom, on which full valuation allowances were recorded. The effective tax rate for the quarter was affected by the utilization of $7.5 million in valuation allowances on current period tax expense. The quarter was also impacted by miscellaneous discrete items of $0.8 million.

Six months ended September 30, 2012 compared with six months ended September 30, 2011

Net Sales

Net sales were $1.41 billion in the first half of fiscal 2013 versus $1.52 billion in the first half of fiscal 2012. Foreign currency translation (primarily the weakening of the Euro against the U.S. Dollar) unfavorably impacted net sales in the first half of fiscal 2013 by approximately $87.5 million. Excluding the foreign currency translation impact, net sales decreased by approximately $25.4 million, or 1.7%, primarily as a result of an estimated $57.3 million in lead related price decreases partially offset by a slight increase in unit sales in some of the Company’s markets.

Net sales by business segment were as follows:

			FAVORABLE / (UNFAVORABLE)
	For the Six Months Ended		TOTAL	Currency Related	Non-Currency Related
	September 30, 2012	September 30, 2011
	(In thousands)
Transportation Americas	$428,179	$442,034	$(13,855)	$(2,849)	$(11,006)
Transportation Europe & ROW	405,263	474,698	(69,435)	(45,943)	(23,492)
Industrial Energy Americas	185,550	179,539	6,011	(552)	6,563
Industrial Energy Europe & ROW	386,138	421,777	(35,639)	(38,172)	2,533

TOTAL	$1,405,130	$1,518,048	$(112,918)	$(87,516)	$(25,402)

Transportation Americas net sales, excluding foreign currency translation impact, decreased 2.5% due to a 2.4% decrease in aftermarket unit sales and $7.5 million of unfavorable lead related pricing actions, partially offset by a 54.1% increase in OEM unit sales. Third-party lead sales in the first half of fiscal 2013 were approximately $23.0 million lower, as compared to the first half of fiscal 2012.

Transportation Europe and ROW net sales, excluding foreign currency translation impact, decreased 4.9% mainly due to $31.7 million unfavorable impact of lead related pricing, partially offset by 5.0% higher unit sales in the OEM channel and 5.6% higher unit sales in the aftermarket channel.

Industrial Energy Americas net sales, excluding foreign currency translation impact, increased 3.7% primarily due to 3.2% higher unit sales in the Network Power market, partially offset by $3.6 million unfavorable lead related pricing actions.

Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 0.6% primarily due to 14.0% higher unit sales in the Network Power market, partially offset by $14.4 million unfavorable lead related pricing actions.

Gross Profit

Gross profit was $197.9 million in the first half of fiscal 2012 versus $235.3 million in the first half of fiscal 2012. Gross margin decreased to 14.1% from 15.5% in the first half of 2012. Higher core costs combined with lower third-party lead margins in the Americas impacted results by approximately $33.5 million. Foreign currency translation unfavorably impacted gross profit in the first six months of fiscal 2013 by $10.7 million.

Operating Expenses

i.	Selling and administrative expenses decreased $9.5 million, to $189.4 million in the first half of fiscal 2013 from $198.9 million in fiscal 2012. Expenses decreased primarily due to lower salaries and benefits resulting from prior headcount reductions and $1.7 million lower depreciation expense.

ii.	Restructuring and impairment expenses decreased by $1.0 million, to $0.6 million in the first half of fiscal 2013 from $1.6 million in the first half of fiscal 2012.

Operating Income

Operating income was $7.9 million in the first half of fiscal 2013 versus $34.8 million in the first half of fiscal 2012.

Operating (income) loss by segment was as follows:

	For the Six Months Ended
	September 30, 2012		September 30, 2011		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(15,011)	-3.5%	$(3,737)	-0.8%	$(11,274)	$430	$(11,704)
Transportation Europe & ROW	8,998	2.2%	18,849	4.0%	(9,851)	(950)	(8,901)
Industrial Energy Americas	13,517	7.3%	20,908	11.6%	(7,391)	(17)	(7,374)
Industrial Energy Europe & ROW	14,788	3.8%	13,665	3.2%	1,123	(681)	1,804
Unallocated corporate	(13,778)	n/a	(13,298)	n/a	(480)	992	(1,472)

	8,514	0.6%	36,387	2.3%	(27,873)	(226)	(27,647)
Less: Restructuring and Impairment Costs	624	n/a	1,577	n/a	953	(21)	974

Total Operating Income	$7,890	0.6%	$34,810	2.3%	$(26,920)	$(247)	$(26,673)

Gross margins by segment are shown below:

	For the Six Months Ended
	September 30, 2012	September 30, 2011
Transportation Americas	10.7%	13.1%
Transportation Europe & ROW	14.0%	14.7%
Industrial Energy Americas	19.3%	23.4%
Industrial Energy Europe & ROW	15.3%	15.5%

TOTAL	14.1%	15.5%

Transportation Americas operating loss compared to prior period reflects compressed margins resulting from higher recycled lead input cost and decreased revenue from lower LME lead prices. The result was further impacted by unfavorable mix resulting from increased OE business. In addition, lower third-party lead sales impacted results unfavorably. The impact of higher core costs combined with lower third-party lead margins was approximately $25.8 million.

Transportation Europe and ROW operating income, excluding foreign currency translation impact, declined due to the approximate $5.2 million impact of competitive pricing in the aftermarket business, which began during the second half of fiscal 2012, combined with unfavorable mix resulting from increased OE business, higher commodity and energy costs along with an approximate $2.3 million unfavorable mark-to-market adjustment on certain lead forward contracts. Also, the closure of the Company’s New Zealand recycling plant had an approximate $1.0 million unfavorable impact for the six months ended September 30, 2012. The prior year period included an approximate $5.0 million inventory adjustment related to the Company’s Portuguese recycling facility which partially offset these decreases.

The Industrial Energy Americas segment also experienced compressed margins as a result of lead input costs and lower LME lead pricing, as well as first-quarter start-up related costs in the Company’s Columbus, Georgia facility associated with a new AGM production line. The impact of higher core costs was approximately $7.7 million.

Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, increased primarily due to lower selling expenses resulting from cost cutting initiatives and lower headcount; partially offset by higher commodity costs.

Unallocated corporate operating expenses, excluding the foreign currency translation impact, increased slightly due to the realignment of corporate expenses across all segments and certain current period costs not being allocated to segments.

Other Expenses

Other expense was $1.1 million in the first half of fiscal 2013 versus $5.9 million in the first half of fiscal 2012. The increase primarily relates to currency remeasurement losses of $9.4 million in the prior period compared to a $0.3 million loss in the current period, partially offset by a prior year gain on the settlement of certain interest rate swaps of $4.6 million.

Interest Expenses

Interest expense decreased $4.4 million, to $31.3 million in the first half of fiscal 2013 from $35.7 million in the first half of fiscal 2012 primarily due to a gain on interest rate swap of $1.6 million which settled in the first quarter of fiscal 2013 as well as $2.0 million favorable adjustment to non-cash accretion expense.

Income Taxes

	For the Six Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
Pre-tax loss	$(24,534)	$(6,795)
Income tax provision	95,700	2,628

Effective tax rate	-390.1%	-38.7%

The effective tax rate for the first six months of fiscal 2013 included the recognition of taxes on income and losses in almost all of the Company’s jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. The Company established an $86.7 million full valuation allowance for the United States in the first six months after determining that it was not “more likely than not” that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future. In addition, the effective tax rate for the first six months was affected by the recognition of $21.6 million in valuation allowances on current period tax benefits.

The effective tax rate for the first six months of fiscal 2012 included the recognition of taxes on income and losses in almost all of the Company’s jurisdictions with the primary exception of Spain, France and the United Kingdom, on which full valuation allowances are recorded. The effective tax rate for the first six months was primarily affected by the utilization of $5.9 million in valuation allowances on current period tax expense generated. The first six months was also impacted by miscellaneous discrete items of $1.0 million.

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash and cash equivalents of $74.3 million and availability under the Company’s senior secured asset-backed revolving credit facility (the “ABL facility”) of $134.7 million. This compared to cash and cash equivalents of $84.8 million and availability under the ABL facility of $141.1 million as of September 30, 2011. At March 31, 2012, the Company had cash and cash equivalents of $155.4 million and availability under the ABL facility of $152.8 million.

In January 2011, the Company issued $675.0 million in aggregate principal amount of 8 5/8% senior secured notes (“Senior Secured Notes” or “Notes”) due 2018. The proceeds of the Senior Secured Notes were used to (1) repay outstanding borrowings under the Company’s credit facilities existing prior to that offering; (2) fund the tender offer and consent solicitation and subsequent redemption by the Company of all of the then-outstanding 10  1/2% Senior Secured Notes due 2013 after the completion of the tender offer; and (3) fund ongoing working capital and other general corporate purposes. Concurrently with the issuance of the Senior Secured Notes, the Company entered into the senior secured ABL facility with commitments of an aggregate borrowing capacity of $200.0 million.

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

The Notes contain provisions by which the Company may elect to repay some or all of the principal balance prior to its 2018 maturity date:

•

Prior to February 1, 2014, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 108.625 % of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. The Company may make such a redemption only if, after such redemption, at least 65% of the aggregate principal amount of the notes issued under the indenture remains outstanding and the Company issues a redemption notice in respect thereof not more than 60 days from the date of the equity offering closing.

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

Asset-Backed Revolving Credit Facility

The ABL facility has a borrowing capacity of $200.0 million, and includes a letter of credit sub-facility of $75.0 million, a swingline sub-facility of $25.0 million and an accordion feature that permits the Company to increase the revolving credit commitments by an amount up to $50.0 million (for an aggregate revolving credit commitment of up to $250.0 million) if the Company obtains commitments from existing or new lenders for such increase. Revolving loans and letters of credit under the ABL facility will be available in U.S. Dollars and Euros. The ABL facility will mature January 25, 2016. The ABL facility (not including the swingline sub-facility) bears interest at a rate equal to (1) the base rate plus an interest margin or (2) LIBOR (for U.S. Dollar or Euro denominated revolving loans, as applicable) plus an interest margin. The base rate will be a rate per annum equal to the greatest of (a) the U.S. Federal Funds Rate plus 0.50%, (b) the prime commercial lending rate of the administrative agent, and (c) a rate equal to LIBOR for a one-month interest period plus 1.00%. The swingline sub-facility will bear interest at a rate per annum equal to the applicable floating rate (base rate or LIBOR for a one-month interest period) plus an interest margin. The interest margin will be adjusted quarterly based on the average amount available for drawing under the ABL facility and will range between 2.75% and 3.25% per annum for LIBOR borrowings and 1.75% and 2.25% per annum for base rate borrowings.

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

The Convertible Notes

In March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. The convertible notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at September 30, 2012 and March 31, 2012 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At September 30, 2012, the Company was in compliance with covenants contained in the ABL facility and indenture governing the Senior Secured Notes and the floating rate convertible subordinated notes.

At September 30, 2012, the Company had outstanding letters of credit with a face value of $48.3 million and surety bonds with a face value of $42.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at September 30, 2012, pursuant to the terms of the agreement, was $40.6 million.

Risks and uncertainties could cause the Company’s performance to differ from management’s estimates. As discussed above under “Factors Which Affect the Company’s Financial Performance – Seasonality and Weather,” the Company’s business is seasonal. During the Company’s first and second fiscal quarters, the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company’s working capital needs. During these quarters, because working capital needs are already high, unexpected decreases in cash flows or, unexpected increases in costs beyond predicted levels could adversely effect the Company’s near term liquidity.

Sources and Uses of Cash

The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable. Additional cash has been generated in the past several years through rights offerings, common stock issuances, and the sale of non-core businesses and assets.

The Company’s liquidity needs arise primarily from the funding of working capital, and obligations on indebtedness and capital expenditures. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of March through October, which can adversely affect the Company’s liquidity during these periods.

Going forward, the Company’s principal sources of liquidity are expected to be cash on hand, cash from operations, borrowings under the ABL facility, and the sale of idled assets, principally closed facilities, in certain foreign countries.

Cash used in operating activities was $50.3 million and $43.9 million in the first six months of fiscal 2013 and fiscal 2012, respectively. This increase primarily relates to lower earnings combined with higher accounts receivable activity and increases in inventory resulting from higher spent battery costs as well as higher amount of payments into pension funds, partially offset by decreased restructuring payments and increases in accounts payable.

Cash used in investing activities primarily consisted of capital expenditures of $49.6 million and $43.2 million in the first six months of fiscal 2013 and 2012, respectively.

Cash provided by financing activities was $18.4 million and $13.1 million in the first six months of fiscal 2013 and fiscal 2012, respectively. The increase was primarily due to increase in short-term borrowings under the ABL facility.

The Company believes that it will have adequate liquidity to support its operations for the foreseeable future including payment of remaining accrued restructuring costs of approximately $6.8 million as of September 30, 2012 and repayment of the floating rate convertible senior subordinated notes due September 18, 2013. For further discussion see Notes 7 and 13 to the Condensed Consolidated Financial Statements.

The estimated fiscal 2013 pension plan contributions are $25.4 million and other post-retirement contributions are $1.9 million. Payments aggregating $16.6 million were made during the six months ended September 30, 2012. The second half reduction results from the adoption of the Moving Ahead for Progress in the 21st Century Act (“The MAP-21”) which essentially defers funding and eliminates additional funding requirements for the Company’s U.S. plans through calendar year 2013. This legislation was signed into U.S. law on July 6, 2012.

In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. The Company believes the sale, which is subject to certain pre-closing actions, will net cash proceeds after deducting closure related costs, of approximately $37.0 million. The buyer has fully funded an escrow account with the purchase price, a portion of which is available to the Company for certain demolition and remediation activities. The Company believes that the cash proceeds will be received during the first half of fiscal 2014, upon completion of certain pre-closing actions. The Company believes the transaction will have a net favorable impact on pre-tax income of approximately $25.0 to $27.0 million, which the Company currently expects to record during the first half of fiscal 2014.

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

Accounts Receivable Factoring Arrangements

In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $72.5 million and $69.6 million of foreign currency trade accounts receivable as of September 30, 2012 and March 31, 2012, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Changes to the quantitative and qualitative market risks as of September 30, 2012 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 for further information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Examples of forward-looking statements include, but are not limited to (a) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure, and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance, (d) statements regarding liquidity and (e) statements of assumptions, such as the prevailing weather conditions in the Company’s market areas, underlying other statements and statements about the Company or its business.

Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ii) the Company’s ability to implement and fund business strategies based on current liquidity, (iii) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (iv) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (v) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (vi) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (vii) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (viii) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (ix) competitiveness of the battery markets in the Americas and Europe, (x) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xi) the ability to acquire goods and services and/or fulfill later needs at budgeted costs, (xii) general economic conditions, (xiii) the Company’s ability to successfully pass along increased material costs to its customers, (xiv) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, and (xv) those risk factors described in the Company’s fiscal 2012 Form 10-K filed on June 7, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements in this document.

Item 1A. Risk Factors

The risk factors which were disclosed in the Company’s fiscal 2012 Form 10-K have not materially changed since we filed our fiscal 2012 Form 10-K. See Item 1A. to Part I of the Company’s fiscal 2012 Form 10-K for a complete discussion of these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2012	952	$3.17	—	—
August 1 through August 31, 2012	—	—	—	—
September 1 through September 30, 2012	—	—	—	—

(1)	Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits

3.1	Amended Restated Bylaws the Company, effective June 1, 2012, incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated June 7, 2012.

10.1	Supply Agreement between the Company and Daramic, LLC dated September 4, 2012. #

31.1	Certification of James R. Bolch, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 12b-2 under the Securities Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and
Chief Financial Officer

Date: November 9, 2012