Form 10-Q
period 2012-12-31
EXIDE TECHNOLOGIES
filed 2013-02-06
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11263
 __________________________________________________
EXIDE TECHNOLOGIES
(Exact name of registrant as specified in its charter)
 __________________________________________________

Delaware	23-0552730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

13000 Deerfield Parkway, Building 200 Milton, Georgia	30004
(Address of principal executive offices)	(Zip Code)
(678) 566-9000
(Registrant’s telephone number, including area code)
 __________________________________________________

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
As of January 28, 2013, 79,334,230 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net sales	$804,879	$784,051	$2,210,009	$2,302,099
Cost of sales	684,809	657,540	1,892,025	1,940,325
Gross profit	120,070	126,511	317,984	361,774
Selling and administrative expenses	99,568	96,182	288,968	295,058
Restructuring and impairments, net	15,776	2,145	16,400	3,722
Operating income	4,726	28,184	12,616	62,994
Other (income) expense, net	(2,001)	3,403	(903)	9,273
Interest expense, net	18,366	17,194	49,692	52,929
(Loss) income before income taxes	(11,639)	7,587	(36,173)	792
Income tax provision (benefit)	3,644	(60,313)	99,343	(57,685)
Net (loss) income	(15,283)	67,900	(135,516)	58,477
Net income (loss) attributable to noncontrolling interests	160	(315)	300	(958)
Net (loss) income attributable to Exide Technologies	$(15,443)	$68,215	$(135,816)	$59,435
(Loss) earnings per share
Basic	(0.20)	0.88	(1.76)	0.77
Diluted	(0.20)	0.84	(1.76)	0.72
Weighted average shares
Basic	77,344	77,738	77,234	77,628
Diluted	77,344	81,610	77,234	82,198
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Consolidated net (loss) income	$(15,283)	$67,900	$(135,516)	$58,477
Other comprehensive (loss) income:
Foreign currency translation adjustment	10,389	(7,600)	(3,094)	(41,281)
(Loss) gain on derivatives qualifying as hedges, net	(975)	2,283	291	(1,451)
Change in defined benefit liabilities, net	(185)	(236)	96	(306)
Total comprehensive (loss) income	(6,054)	62,347	(138,223)	15,439
Comprehensive income (loss) attributable to noncontrolling interests	172	(279)	312	(730)
Comprehensive (loss) income attributable to Exide Technologies	$(6,226)	$62,626	$(138,535)	$16,169
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	December 31, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$80,015	$155,368
Accounts receivable, net	553,804	500,375
Inventories	548,459	479,467
Prepaid expenses and other current assets	25,976	21,840
Deferred income taxes	10,368	30,804
Total current assets	1,218,622	1,187,854
Property, plant and equipment, net	633,022	622,975
Other assets:
Goodwill and intangibles, net	150,783	164,039
Deferred income taxes	97,753	174,601
Other noncurrent assets	46,502	45,517
	295,038	384,157
Total assets	$2,146,682	$2,194,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$61,056	$20,014
Current maturities of long-term debt	59,151	3,787
Accounts payable	440,830	390,549
Accrued expenses	293,887	276,809
Total current liabilities	854,924	691,159
Long-term debt	690,215	752,930
Noncurrent retirement obligations	223,748	236,312
Deferred income taxes	14,671	17,158
Other noncurrent liabilities	95,846	95,075
Total liabilities	1,879,404	1,792,634
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 79,298 and 78,351 shares issued and outstanding	793	783
Additional paid-in capital	1,136,544	1,133,417
Accumulated deficit	(851,729)	(715,913)
Accumulated other comprehensive loss	(19,200)	(16,493)
Total stockholders’ equity attributable to Exide Technologies	266,408	401,794
Noncontrolling interests	870	558
Total stockholders’ equity	267,278	402,352
Total liabilities and stockholders’ equity	$2,146,682	$2,194,986
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Nine Months Ended
	December 31, 2012	December 31, 2011
Cash Flows From Operating Activities:
Net (loss) income	$(135,516)	$58,477
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation and amortization	58,873	63,990
Net loss on asset sales / impairments	9,534	1,618
Deferred income taxes	93,523	(78,340)
Provision for doubtful accounts	948	986
Non-cash stock compensation	3,916	3,684
Amortization of deferred financing costs	3,202	3,233
Currency remeasurement (gain) loss	(1,616)	12,949
Changes in assets and liabilities
Receivables	(44,221)	(10,804)
Inventories	(70,861)	(32,200)
Other current assets	(6,619)	1,219
Payables	52,814	(24,326)
Accrued expenses	9,645	(886)
Other noncurrent liabilities	(10,214)	(11,447)
Other, net	(1,582)	10,159
Net cash used in operating activities	(38,174)	(1,688)
Cash Flows From Investing Activities:
Capital expenditures	(74,838)	(71,931)
Proceeds from asset sales	4,359	563
Net cash used in investing activities	(70,479)	(71,368)
Cash Flows From Financing Activities:
Increase in short-term borrowings	41,137	13,722
(Decrease) increase in other debt	(6,810)	5,439
Other	(779)	(486)
Net cash provided by financing activities	33,548	18,675
Effect of exchange rate changes on cash and cash equivalents	(248)	(4,314)
Net decrease in cash and cash equivalents	(75,353)	(58,695)
Cash and cash equivalents, beginning of period	155,368	161,363
Cash and cash equivalents, end of period	$80,015	$102,668

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period
Interest	$35,423	$37,357
Income taxes (net of refunds)	$7,350	$21,698
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
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
The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, comprehensive income (loss), financial position, and cash flows for the periods presented. This includes accounting and disclosures related to any subsequent events occurring from the balance sheet date through the date the financial statements were issued.
Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the period ended March 31 of that year (e.g., “fiscal 2013” refers to the period beginning April 1, 2012 and ending March 31, 2013).

(2) STOCKHOLDERS’ EQUITY
The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balance at April 1, 2012	$783	$1,133,417	$(715,913)	$(16,493)	$558	$402,352
Net (loss) income	—	—	(135,816)	—	300	(135,516)
Defined benefit plans, net of tax of ($30)	—	—	—	96	—	96
Translation adjustment	—	—	—	(3,094)	12	(3,082)
Net recognition of unrealized gain on derivatives, net of tax of ($114)	—	—	—	291	—	291
Common stock issuance/other	10	(10)	—	—	—	—
Stock compensation (equity-based)	—	3,137	—	—	—	3,137
Balance at December 31, 2012	$793	$1,136,544	$(851,729)	$(19,200)	$870	$267,278

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

The following tables set forth information on the presentation of the derivative instruments in the Company’s Condensed Consolidated Financial Statements:

		Fair Value As of
	Balance Sheet Location	December 31, 2012	March 31, 2012
		(In thousands)
Asset Derivatives:
Foreign exchange forwards	Current assets	$—	$104
Commodity swaps / forwards	Current assets	563	320
Interest rate swaps	Current assets	—	1,755
Interest rate swaps	Noncurrent assets	—	2,323
Liability Derivatives:
Foreign exchange forwards	Current liabilities	1	5,725
Commodity swaps / forwards	Current liabilities	—	697

		For the Three Months Ended		For the Nine Months Ended
	Statement of Operations Location	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
		(In thousands)
Foreign Exchange Forwards
Loss (gain)	Other (income) expense, net	$163	$(3,124)	$(2,678)	$(9,287)
Commodity Swaps / Forwards
(Gain) loss	Cost of sales	(962)	2,998	1,580	3,808
Interest Rate Swaps
Gain	Interest expense, net	(142)	(1,028)	(1,912)	(1,546)
At December 31, 2012, an approximately $0.2 million gain is expected to be reclassified from accumulated other comprehensive income ("OCI") to cost of sales during the remainder of fiscal 2013.

(4) GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of:

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames	Customer Relationships	Technology	Total
	(In thousands)
As of December 31, 2012
Gross amount	$1,001	$61,232	$13,915	$107,671	$30,883	$214,702
Accumulated amortization	—	—	(9,524)	(38,241)	(16,154)	(63,919)
Net	$1,001	$61,232	$4,391	$69,430	$14,729	$150,783
As of March 31, 2012
Gross amount	$4,000	$61,470	$13,971	$115,520	$30,958	$225,919
Accumulated amortization	—	—	(8,734)	(37,936)	(15,210)	(61,880)
Net	$4,000	$61,470	$5,237	$77,584	$15,748	$164,039

Amortization of intangible assets for the first nine months of fiscal 2013 and 2012 was $5.3 million and $6.5 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets for each of the next five years will be approximately $7.0 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES
Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	December 31, 2012	March 31, 2012
	(In thousands)
Raw materials	$104,607	$85,116
Work-in-process	135,971	123,723
Finished goods	307,881	270,628
	$548,459	$479,467

(6) OTHER NONCURRENT ASSETS
Other noncurrent assets consist of the following:

	December 31, 2012	March 31, 2012
	(In thousands)
Deposits (a)	$4,271	$4,566
Deferred financing costs	17,143	20,326
Investment in affiliates	1,892	1,963
Capitalized software, net	2,553	2,003
Loan to affiliate	1,005	1,005
Retirement plans	13,005	7,474
Financial instruments	—	2,323
Other	6,633	5,857
	$46,502	$45,517

(a)
Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.

(7) DEBT
At December 31, 2012 and March 31, 2012, short-term borrowings of $61.1 million and $20.0 million, respectively, consisted of borrowings under various operating lines of credit, the Company’s senior secured asset-backed revolving credit facility (the “ABL facility”), and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. Excluding the ABL facility, these borrowing facilities are typically for one-year renewable terms and generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.5% and 5.4% at December 31, 2012 and March 31, 2012, respectively.
Total long-term debt consists of:

	December 31, 2012	March 31, 2012
	(In thousands)
8 5/8% Senior Secured Notes due 2018	$675,000	$675,000
Floating Rate Convertible Senior Subordinated Notes due 2013 (a)	55,750	60,000
Other, including capital lease obligations and other loans at interest rates generally ranging up to 6.2% due in installments through 2018	15,686	18,363
	746,436	753,363
Fair value adjustments on hedged debt	2,930	3,354
Total	749,366	756,717
Less-current maturities (a)	59,151	3,787
Total long-term debt	$690,215	$752,930
Total debt, including short-term borrowings, at December 31, 2012 and March 31, 2012 was $810.4 million and $776.7 million, respectively.

(a)	Included in current maturities at December 31, 2012 are the Company’s floating rate Convertible Senior Subordinated Notes, which mature on September 18, 2013.

(8) INTEREST EXPENSE, NET
Interest income is included in interest expense, net. Such interest income amounted to $0.2 million for both the three months ended December 31, 2012 and 2011 and $0.8 million and $1.1 million for the nine months ended December 31, 2012 and 2011, respectively.

(9) OTHER (INCOME) EXPENSE, NET

Other (income) expense net consist of:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Currency remeasurement (gain) loss (a)	$(1,868)	$3,566	$(1,616)	$12,949
Reorganization items (b)	267	204	1,068	1,069
Gain on interest rate swap	—	(208)	—	(4,503)
Other	(400)	(159)	(355)	(242)
	$(2,001)	$3,403	$(903)	$9,273

(a)
The currency remeasurement loss (gain) relates primarily to intercompany loans to foreign subsidiaries denominated in Euros, the Australian dollar, Belarusian ruble, and various other foreign currencies.

(b)	Reorganization items primarily consist of professional fees and claim settlements related to the Company’s prior bankruptcy filing from which the successor Company emerged in May 2004.

(10) EMPLOYEE BENEFITS
The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$603	$618	$1,776	$1,847
Interest cost	7,423	8,182	22,112	24,509
Expected return on plan assets	(7,252)	(7,727)	(21,621)	(23,139)
Amortization of:
Prior service cost	15	21	46	64
Actuarial loss	504	168	1,508	503
Net periodic benefit cost	$1,293	$1,262	$3,821	$3,784

	Other Post-Retirement Benefits
	For the Three Months Ended		For the Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$175	$126	$522	$381
Interest cost	262	278	782	837
Amortization of:
Prior service cost	(122)	(122)	(367)	(367)
Actuarial loss	161	123	481	371
Net periodic benefit cost	$476	$405	$1,418	$1,222
The fiscal 2013 pension plan contributions are estimated to be $25.4 million and other post-retirement contributions are $1.9 million, which the Company has funded $21.5 million of during the nine months ended December 31, 2012.

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
As general unsecured claims have been allowed in the Bankruptcy Court, the Company has distributed approximately one share of common stock per $383.00 in allowed claim amount and approximately one warrant per $153.00 in allowed claim amount. These rates were established based upon the assumption that the common stock and warrants allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities. Effective May 6, 2011, all outstanding warrants expired and were cancelled. No more warrants will be issued to resolve any remaining pre-petition claims. If the amount of general unsecured claims that is eventually allowed exceeds the amount of claims anticipated in the setting of the reserve, additional common stock may be issued for the excess claim amounts at the same rates as used for the other general unsecured claims. If this were to occur, additional common stock would also be issued to the holders of pre-petition secured claims to maintain the ratio of their distribution in common stock at nine times the amount of common stock distributed for all unsecured claims. Based on the Company’s assessment of remaining claims and the disputed claims reserve, the Company believes that the existing share reserve is sufficient to satisfy the remaining disputed claims. Accordingly, the Company does not expect to issue additional shares in excess of the existing reserve to resolve all of the remaining disputed claims.
Based on information available as of January 28, 2013, approximately 83.6% of common stock and warrants reserved for this purpose has been distributed. The Company also continues to resolve certain non-objected claims.
Private Party Lawsuits and other Legal Proceedings
In 2003, the Company served notices in the U.S. Bankruptcy Court for the District of Delaware to reject certain executory contracts with EnerSys, which the Company contended were executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company’s request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit’s mandate, the Bankruptcy Court vacated its prior orders and denied the Company’s motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys does not have enforceable rights under the Trademark License under certain Bankruptcy Code provisions. EnerSys filed a motion to dismiss that complaint, which the Bankruptcy Court granted on January 8, 2013.
Environmental Matters
As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational health, and safety laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”).
On December 7, 2012, the Company entered into an Agreed Order with the Texas Commission on Environmental Quality (“TCEQ") that includes a penalty of $0.6 million to resolve a notice of enforcement issued by TCEQ for alleged air and waste rule violations at the Company's now closed Frisco, Texas recycling facility.
Effective December 17, 2012, the Company and the United States Environmental Protection Agency (“EPA”) entered into a consent agreement that includes a penalty of $0.2 million to resolve alleged air and waste rule violations at the Frisco, Texas recycling facility.
The Company is exposed to liabilities under such EH&S laws arising from its past handling, release, storage and disposal of materials now designated as hazardous substances and hazardous wastes. The Company previously has received notification from the EPA, equivalent state and local agencies or others alleging or indicating that the Company is or may be responsible for performing and/or investigating environmental remediation, or seeking the repayment of the costs spent by governmental entities or others performing investigations and/or remediation at certain U.S. sites under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws.

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
The Company has established liabilities for environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of December 31, 2012 and March 31, 2012, the amount of such liabilities on the Company’s Condensed Consolidated Balance Sheet was approximately $25.6 million and $27.7 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities. Therefore, changes in estimates or future findings could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.
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
Guarantees
At December 31, 2012, the Company had outstanding letters of credit with a face value of $48.3 million and surety bonds with a face value of $42.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities the Company has recorded including, but not limited to, environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the sureties in the form of letters of credit at December 31, 2012, pursuant to the terms of the agreement, totaled approximately $40.6 million.
Certain of the Company’s European and Asia Pacific subsidiaries have issued bank guarantees as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At December 31, 2012, bank guarantees with an aggregate face value of $21.2 million were outstanding.
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

Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2012	$36,811

Accrual for sales returns and allowances	28,119
Settlements made (in cash or credit) and currency translation	(29,270)

Balance at December 31, 2012	$35,660

(12) INCOME TAXES
The effective tax rate for the first nine months of fiscal year 2013 and fiscal year 2012 is (274.6%) and (7,283.5%) respectively. The effective tax rate for the first nine months of fiscal 2013 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions except for the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. The effective tax rate for the first nine months of fiscal 2013 was primarily affected by the discrete item of establishing a valuation allowance in the United States of $86.7 million after determining that it was not more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.
Each quarter, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits or previously established valuation allowances should be released. This review is performed on a jurisdiction by jurisdiction basis. As global market conditions and the Company's financial results in certain jurisdictions change, the continued release and establishment of related valuation allowances may occur.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2010.
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
The Company's unrecognized tax benefits decreased from $41.5 million to $41.0 million during the first nine months of fiscal 2013 due primarily to the effects of foreign currency translation less unrecognized tax benefits released during the period due to expiration of statute of limitations and settlements with taxing jurisdictions. The amount, if recognized, that would affect the Company's effective tax rate at December 31, 2012 is $36.0 million.
The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At December 31, 2012 and March 31, 2012, before any tax benefits, the Company had $2.4 million and $3.0 million, respectively, of accrued interest and penalties on unrecognized tax benefits.
During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company's forecasted annual effective tax rate by $0.3 million.

(13) RESTRUCTURING AND IMPAIRMENTS, NET
During the first nine months of fiscal 2013, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs.

Summarized restructuring reserve activity and impairment expense are as follows:

	Restructuring Reserve
	Severance Costs	Closure Costs	Total Restructuring	Asset Sale and Impairments loss	Total Restructuring / Impairments, net
	(In thousands)
Balance at March 31, 2012	$10,401	$3,347	$13,748
Expenses	5,427	1,439	6,866	$9,534	$16,400
Payments and Currency Translation	(8,814)	(2,380)	(11,194)
Balance at December 31, 2012	$7,014	$2,406	$9,420
Remaining restructuring expenditures principally represent (i) severance and related benefits payable per employment agreements and/or regulatory requirements, (ii) lease commitments for certain closed facilities, branches and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms, and (iii) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.
Summarized restructuring and impairments, by segment, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Transportation Americas	$4,025	$1,325	$4,165	$1,949
Transportation Europe & ROW	7,713	438	7,868	(16)
Industrial Energy Americas	27	209	436	555
Industrial Energy Europe & ROW	3,927	331	3,890	1,014
Unallocated corporate	84	(158)	41	220
TOTAL	$15,776	$2,145	$16,400	$3,722

(14) (LOSS) EARNINGS PER SHARE
The Company computes basic (loss) earnings per share by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings, after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. For the three and nine month periods ended December 31, 2012 and 2011, market rates were below the level at which interest payments for these notes are required.

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

Basic and diluted (loss) earnings per share for the three and nine month periods ended December 31, 2012 and 2011 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net (loss) income attributable to
Exide Technologies	$(15,443)	$68,215	$(135,816)	$59,435

Basic weighted average shares outstanding	77,344	77,738	77,234	77,628
Effect of dilutive securities:
Floating Rate Convertible
Senior Subordinated Notes	—	3,697	—	3,697
Employee stock options	—	—	—	380
Employee restricted stock
awards (non-vested)	—	175	—	493
	—	3,872	—	4,570
Diluted weighted average
shares outstanding	77,344	81,610	77,234	82,198

Basic (loss) earnings per share	$(0.20)	$0.88	$(1.76)	$0.77

Diluted (loss) earnings per share	$(0.20)	$0.84	$(1.76)	$0.72

Due to a net loss for the three and nine month periods ended December 31, 2012, certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive:

December 31, 2012
(In thousands)
Shares associated with convertible debt (assumed conversion)	3,697
Employee stock options	2,872
Restricted stock awards (non-vested)	1,839
Total shares excluded	8,408

For the three and nine months ended December 31, 2011, approximately 3.0 million stock options were excluded from the diluted earnings per share calculation because their exercise prices were greater than the average market price of the related common stock for the periods, and their inclusion would be antidilutive. The remaining options, if any, were included in the treasury stock method calculation, and the resulting incremental shares were included in the calculation of diluted earnings per share.

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
The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	December 31, 2012		March 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
(Liability) Asset:
Senior Secured Notes due 2018	$(675,000)	$(577,125)	$(675,000)	$(562,781)
Convertible Senior Subordinated Notes due 2013	(55,750)	(52,126)	(60,000)	(51,000)
Interest Rate Swaps (a)	—	—	4,078	4,078
Foreign Currency Forwards (a)
Asset	—	—	104	104
Liability	(1)	(1)	(5,725)	(5,725)
Commodity Swaps (a)
Asset	563	563	320	320
Liability	—	—	(697)	(697)

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

The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012:
Assets:
Foreign exchange forwards	$—	$—	$—	$—
Commodity Swaps	563	—	563	—
Liabilities:
Foreign exchange forwards	1	—	1	—
March 31, 2012:
Assets:
Interest rate swaps	$4,078	$—	$4,078	$—
Foreign currency forwards	104	—	104	—
Commodity Swaps	320	—	320	—
Liabilities:
Foreign exchange forwards	5,725	—	5,725	—
Commodity Swaps	697	—	697	—
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

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Net sales
Transportation Americas	$231,183	$234,487	$659,362	$676,521
Transportation Europe & ROW	282,653	269,104	687,916	743,802
Industrial Energy Americas	85,533	75,973	271,084	255,512
Industrial Energy Europe & ROW	205,510	204,487	591,647	626,264
	$804,879	$784,051	$2,210,009	$2,302,099
Operating income (loss)
Transportation Americas	$2,864	$3,021	$(12,148)	$(716)
Transportation Europe & ROW	8,611	19,451	17,609	38,300
Industrial Energy Americas	7,703	11,578	21,220	32,486
Industrial Energy Europe & ROW	9,039	5,777	23,827	19,442
Unallocated corporate	(7,715)	(9,498)	(21,492)	(22,796)
	20,502	30,329	29,016	66,716
Less: restructuring and impairments, net (a)	15,776	2,145	16,400	3,722
Total operating income	$4,726	$28,184	$12,616	$62,994
Depreciation and Amortization
Transportation Americas	$7,007	$7,120	$20,930	$20,859
Transportation Europe & ROW	4,680	4,471	13,979	14,570
Industrial Energy Americas	2,799	2,830	8,070	8,902
Industrial Energy Europe & ROW	3,886	5,160	12,674	15,887
Unallocated corporate	1,060	1,124	3,220	3,772
	$19,432	$20,705	$58,873	$63,990
Capital expenditures
Transportation Americas	$7,873	$8,449	$27,894	$26,915
Transportation Europe & ROW	11,487	8,106	27,442	23,165
Industrial Energy Americas	2,287	1,238	8,275	5,347
Industrial Energy Europe & ROW	3,301	4,540	7,941	9,807
Unallocated corporate	268	6,405	3,286	6,697
	$25,216	$28,738	$74,838	$71,931

(a)	See Note 13 for detail by segment.

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
Transportation markets include Original Equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles including Stop & Start, micro-hybrid flooded (“MHF”) absorbed glass-mat ("AGM"), and other automotive applications. Industrial markets include batteries for telecommunications systems, electric utilities, railroads, uninterruptible power supply (“UPS”), lift trucks, mining, and other commercial vehicles.
The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
Factors Which Affect the Company’s Financial Performance
Lead and Other Raw Materials. Lead represented approximately 46.8% of the Company’s cost of sales for the nine months ended December 31, 2012. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) increased 11.0% from $1,983 per metric ton for the three months ended December 31, 2011 to $2,203 per metric ton for the three months ended December 31, 2012. For the nine month period, the average price of LME lead decreased 12.1% from $2,334 per metric ton for the nine months ended December 31, 2011 to $2,052 per metric ton for the nine months ended December 31, 2012. At January 28, 2013, the quoted price on the LME was $2,367 per metric ton. Due to a variety of factors, including the market for spent batteries as an input cost for the Company's lead recycling operations, the price of lead on the LME does not always reflect the price of lead for the Company.
In the Americas, the Company has historically obtained the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. In fiscal 2013, the Company announced the closure of one of these facilities and the idling of another. The Company's recycling facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Historically, recycling in the Americas has helped the Company more effectively control the cost of its principal raw material when compared to purchasing lead at prevailing market prices on the LME. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. For example, the average market cost of purchased spent batteries increased approximately 21.1% for the nine months ended December 31, 2012 versus the prior year period while lead prices on the LME have declined during the same period. The combination of higher spent battery costs and lower lead prices on the LME has put significant pressure on the Company’s margins. In response, the Company takes pricing actions as allowed by the market and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.

In Europe, the Company’s lead requirements are mainly fulfilled by third-party suppliers. Because of the Company’s exposure to the historically volatile lead market prices in Europe, the Company has implemented several measures to offset changes in lead prices, including selective pricing actions and lead price escalators. The Company has automatic lead price escalators with virtually all OE customers. The Company currently obtains a small portion of its lead requirements from recycling in its European facilities. Similar to the situation in the Americas, spent battery costs as a percent of LME have been increasing in Europe. We expect rising spent battery costs to increase the cost of acquiring lead from metal suppliers over and above lead prices on the LME.
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
Competition. The global transportation and industrial energy battery markets are highly competitive. In recent years, competition has continued to intensify and has affected the Company’s ability to pass along increased prices to keep pace with rising production costs. The effects of this competition have been exacerbated by excess manufacturing capacity in certain of the Company’s markets. In addition, fluctuating lead prices and low-priced Asian imports have also impacted certain of the Company’s markets.
Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the first nine months of fiscal 2013, the exchange rate of the Euro to the U.S. Dollar decreased 8.6% on average to $1.28 compared to $1.40 for first nine months of fiscal 2012. At December 31, 2012, the Euro was $1.32 or 1.1% lower as compared to $1.33 at March 31, 2012. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the nine months ended December 31, 2012, approximately 57.9% of the Company’s net sales were generated in Europe and ROW. Further, approximately 63.0% of the Company’s aggregate accounts receivable and inventories as of December 31, 2012 were held by its European and ROW subsidiaries.
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
Markets. The Company is subject to concentrations of customers and sales in a few geographic locations and is dependent on customers in certain industries, including the automotive, communications and data and material handling markets. Economic difficulties experienced in these markets and geographic locations may impact the Company’s financial results. In addition, capital spending by major customers in our network power channels over the last several years continues to be below historic levels.
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
Third quarter of Fiscal 2013 Highlights and Outlook
The Company ceased operations at its Frisco, Texas recycling facility in December 2012 and recently announced the idling of secondary lead recycling operations at its Reading, Pennsylvania facility, expected to be effective no later than March 31, 2013. The Company anticipates that its remaining three U.S. operating recycling facilities will continue to provide a significant portion of the lead requirements for the Americas regions. The Company has established arrangements with third party recyclers in North America to provide tolling for the region’s remaining lead requirements. Limited additional purchases of finished lead from third party suppliers may also be required to satisfy the region’s requirement. Successful idling of the secondary lead recycling operations at the Reading, Pennsylvania facility will also allow the Company to avoid capital spending of up to as $30.0 million over the next 15 to 18 months.
The key elements of the Company’s underlying business plans and continued strategies are:
(i) Successful execution of the closure of the Company’s Bristol, Tennessee transportation battery facility, including transitioning existing production to two of the Company’s other facilities.
(ii) Successful closure of the Company’s Frisco, Texas facility and idling of secondary lead recycling operations at the Reading, Pennsylvania facility, and the sale of a portion of the Frisco location for anticipated net proceeds of approximately $37.0 million.
(iii) Actions designed to improve the Company’s liquidity and operating cash flow include working capital reduction plans, the sale of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives, and closely managing capital expenditures.
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
(vi) Continued investment in production capacity to meet evolving needs for enhanced batteries (AGM and MHF) required for the increasing numbers of Stop & Start and micro-hybrid vehicles.

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
The Company believes that the critical accounting policies and estimates disclosed in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 affect the preparation of its Condensed Consolidated Financial Statements. The reader of this report should refer to the Company’s annual report and the discussion below for further information.
Deferred Taxes
The Company records valuation allowances to reduce its deferred tax assets to amounts that are more likely than not to be realized. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.
This assessment, which is completed on a taxing jurisdiction basis, takes into account a number of types of evidence, including the following:

•
Nature, frequency, and severity of current and cumulative financial reporting losses. A pattern of objectively-measured recent financial reporting losses is heavily weighted as a source of negative evidence. Three year cumulative pre-tax losses generally are considered to be significant negative evidence regarding future profitability. Also, the strength and trend of the Company's earnings, as well as other relevant factors, are considered. In certain circumstances, historical information may not be as relevant due to changes in the business operations;

•
Sources of future taxable income. Future reversals of existing temporary differences are heavily-weighted sources of objectively verifiable positive evidence. Projections of future taxable income exclusive of reversing temporary differences and carryforwards are a source of positive evidence only when the projections are combined with a history of recent profits and can be reasonably estimated. Otherwise, these projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes relevant cumulative losses in recent years, particularly if the projected future taxable income is dependent on an anticipated turnaround to profitability that has not yet been achieved. In such cases, we generally give these projections of future taxable income limited weight for the purposes of our valuation allowance assessment pursuant to GAAP;

•
Taxable income in prior carryback year(s) if carryback is permitted under the tax law would be considered significant positive evidence, depending on availability, when evaluating current period losses ; and

•
Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carry forwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

If the Company were to determine that it would be able to realize deferred tax assets in the future in excess of the Company's net recorded amount, an adjustment to the net deferred tax asset would increase income in the period that such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the net deferred tax asset would decrease income in the period such determination was made. The Company regularly evaluates the need for valuation allowances against its deferred tax assets.
In Fiscal 2013, our U.S. operations had moved to a position of cumulative loss for the most recent three-year period. The Company considered the items below and concluded that the future tax benefits were not more likely than not to be realized:

•	3-year cumulative pretax loss;

•	Limited carry forward period for the U.S. net operating losses; and

•	Business plan projections for the U.S. showed continued losses.
Accordingly, in FY 2013, the Company established a full valuation allowance against net deferred tax assets for entities in the U.S. resulting in a $86.7 million expense in our provision for income taxes.
In Fiscal 2012, our French operations had returned to a position of cumulative profits for the most recent three-year period. The Company considered the items below and concluded that the future tax benefits were more likely than not to be realized:

•	3-year cumulative pretax income (excluding one-time Auxerre plant closure related restructuring costs);

•	Unlimited carry forward period for the French net operating losses;

•	Favorable financial impact resulting from the closure of the Auxerre battery plant, which reduced fixed cost and better leveraged capacity utilization; and

•	Business plan projections for France showed continued profitability.
Accordingly, in FY 2012, the Company released all of the valuation allowance against net deferred tax assets for entities in France resulting in a $73.6 million benefit in our provision for income taxes.
Results of Operations
Three months ended December 31, 2012 compared with three months ended December 31, 2011
Net Sales
Net sales were $804.9 million for the third quarter of fiscal 2013 versus $784.1 million in the third quarter of fiscal 2012. Foreign currency translation (primarily the weakening of the Euro against the U.S. dollar) unfavorably impacted net sales in the third quarter of fiscal 2013 by approximately $10.2 million. Excluding foreign currency translation impact, net sales increased by approximately $31.1 million, or 4.0%, primarily due to an increase in unit sales in some of the Company's markets, partially offset by an estimated $16.3 million unfavorable lead-related pricing impact.
Net sales by business segment were as follows:

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended		TOTAL	Currency Related	Non-Currency Related
	December 31, 2012	December 31, 2011
	(In thousands)
Transportation Americas	$231,183	$234,487	$(3,304)	$1,354	$(4,658)
Transportation Europe & ROW	282,653	269,104	13,549	(6,960)	20,509
Industrial Energy Americas	85,533	75,973	9,560	194	9,366
Industrial Energy Europe & ROW	205,510	204,487	1,023	(4,810)	5,833
TOTAL	$804,879	$784,051	$20,828	$(10,222)	$31,050
Transportation Americas net sales, excluding foreign currency translation impact, decreased 2.0% primarily due to a 1.5% lower units sales to OEMs, partially offset by $3.4 million of favorable aftermarket pricing. Third-party lead sales for the third quarter of fiscal 2013 were approximately $2.3 million lower than such third-party sales in the third quarter of fiscal 2012 as the Company continued to reduce capacity in this volatile business, as evidenced by the previously announced shutdown of the Frisco, Texas recycling facility and scheduled idling of the Reading, Pennsylvania recycling facility.
Transportation Europe and ROW net sales, excluding foreign currency translation, increased 7.6% mainly due to 21.5% higher unit sales in the aftermarket channel, partially offset by $7.9 million of unfavorable lead-related pricing actions.
Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 12.3% primarily due to 27.4% higher unit sales in the Network Power market as well as higher Tubular product sales, partially offset by $2.9 million unfavorable lead-related pricing actions. Anticipated base price increases did not materialize as competitive actions were required to protect business.
Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 2.9% primarily due to a 2.1% increase in Motive Power unit sales and a 10.0% increase in Network Power unit sales, partially offset by $4.7 million of unfavorable lead-related pricing actions.

Gross Profit
Gross profit was $120.1 million in the third quarter of fiscal 2013 versus $126.5 million in the third quarter of fiscal 2012. Gross margin decreased to 14.9% from 16.1% in the third quarter of fiscal 2012. Higher spent battery acquisition costs combined with lower third-party lead margins in the Americas impacted results by approximately $11.3 million. See further segment discussion below under the caption “Operating Income".
Operating Expenses

i.
Selling and administrative expenses increased $3.4 million, to $99.6 million in the third quarter of fiscal 2013 from $96.2 million in fiscal 2012. Excluding the favorable foreign currency translation impact of $0.7 million, the expenses increased $4.1 million, primarily due to higher salaried related costs including sales commissions. Included in selling and administrative expenses were general and administrative expenses of $41.7 million in the third quarter of fiscal 2013 and $41.3 million in the third quarter of fiscal 2012.

ii.
Restructuring and impairment expenses increased by $13.6 million, to $15.8 million in the third quarter of fiscal 2013 from $2.1 million in the third quarter of fiscal 2012, and included non-cash asset impairment charges of $10.6 million and $1.2 million in the third quarter of fiscal 2013 and 2012, respectively. During the third quarter of fiscal 2013, restructuring charges of $5.2 million related to the closure of the Bristol, Tennessee flooded battery plant, the idling of the Reading, Pennsylvania lead recycling operations, and the closure of GNB India. Impairment charges of $10.6 million are primarily related to the closure of GNB India, the sale of the transportation business in Australia, and other asset impairments.

Operating Income
Operating income was $4.7 million in the third quarter of fiscal 2013 versus $28.2 million in the third quarter of fiscal 2012. See segments discussion below.
Operating income (loss) by segment was as follows:

	For the Three Months Ended
	December 31, 2012		December 31, 2011		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$2,864	1.2%	$3,021	1.3%	$(157)	$27	$(184)
Transportation Europe & ROW	8,611	3.0%	19,451	7.2%	(10,840)	(152)	(10,688)
Industrial Energy Americas	7,703	9.0%	11,578	15.2%	(3,875)	(7)	(3,868)
Industrial Energy Europe & ROW	9,039	4.4%	5,777	2.8%	3,262	116	3,146
Unallocated corporate	(7,715)	n/a	(9,498)	n/a	1,783	(15)	1,798
	20,502	2.5%	30,329	3.9%	(9,827)	(31)	(9,796)
Less: Restructuring and impairments, net	15,776	n/a	2,145	n/a	(13,631)	170	(13,801)
Total operating income	$4,726	0.6%	$28,184	3.6%	$(23,458)	$139	$(23,597)
Gross margins by segment are shown below:

	For the Three Months Ended
	December 31, 2012	December 31, 2011
Transportation Americas	15.2%	14.1%
Transportation Europe & ROW	11.8%	15.9%
Industrial Energy Americas	21.9%	28.7%
Industrial Energy Europe & ROW	15.9%	14.1%
Total	14.9%	16.1%

Transportation Americas operating income was relatively flat with the prior period as compressed margins resulting from higher recycled lead input costs and decreased revenue from lower LME lead prices continue, offsetting positive pricing actions in the aftermarket.
Transportation Europe and ROW operating income, excluding foreign currency translation, declined due to the continued impact of competitive pricing in the aftermarket business combined with unfavorable mix resulting from a shift to lower margin private label products during the period, and higher commodity and energy costs.
The Industrial Energy Americas segment also experienced continued compressed margins, despite higher unit sales, as a result of the increased costs of spent batteries and lower LME lead pricing. The negative aggregate lead-related impact was approximately $7.0 million.
Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, increased primarily due to higher unit sales in the Motive Power segment, combined with favorable lead recovery.
Unallocated corporate operating expenses, excluding the foreign currency translation impact, decreased mainly due to lower professional fees and lower salary related expenses.
Other (Income) Expenses
Other (income) expense was $(2.0) million in the third quarter of fiscal 2013 versus $3.4 million in the third quarter of fiscal 2012. The $5.4 million change was due to favorable currency remeasurement versus the prior year period.
Interest Expenses
Interest expense increased by $1.2 million, to $18.4 million in the third quarter of fiscal 2013 from $17.2 million in the third quarter of fiscal 2012 as a result of higher average borrowings outstanding.

Income Taxes

	For the Three Months Ended
	December 31, 2012	December 31, 2011
	(In thousands)
Pre-tax (loss) income	$(11,639)	$7,587
Income tax expense (benefit)	3,644	(60,313)
Effective tax rate	(31.3)%	(795.0)%
The income tax expense (benefit) for the third quarter of fiscal 2013 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the third quarter was affected by the recognition of $9.8 million in valuation allowances on current period tax benefits.
The income tax expense (benefit) for the third quarter of fiscal 2012 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United Kingdom and Spain, on which full valuation allowances are recorded. The Company released the valuation allowance for France in third quarter fiscal 2012 after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future. In addition, the Company recorded a $13.4 million settlement related to Spanish tax audits.
The effective tax rate for the third quarter of fiscal 2012 was impacted by the following discrete items: release of a valuation allowance in France of $76.7 million; a Spanish tax audit settlement for $13.4 million; recording of a $1.6 million valuation allowance on a deferred tax asset in Portugal; and the utilization of $1.2 million in valuation allowances on current period tax expense.

Nine months ended December 31, 2012 compared with nine months ended December 31, 2011
Net Sales
Net sales were $2.2 billion in the first nine months of fiscal 2013 versus $2.3 billion in the first nine months of fiscal 2012. Foreign currency translation (primarily the weakening of the Euro against the U.S. Dollar) unfavorably impacted net sales in the first nine months of fiscal 2013 by approximately $97.7 million. Excluding the foreign currency translation impact, net sales increased by approximately $5.6 million, or 0.2%, primarily as a result of an increase in unit sales in some of the Company's markets, partially offset by $65.0 million in unfavorable lead related pricing actions.
Net sales by business segment were as follows:

			FAVORABLE / (UNFAVORABLE)
	For the Nine Months Ended		TOTAL	Currency Related	Non-Currency Related
	December 31, 2012	December 31, 2011
	(In thousands)
Transportation Americas	$659,362	$676,521	$(17,159)	$(1,496)	$(15,663)
Transportation Europe & ROW	687,916	743,802	(55,886)	(52,902)	(2,984)
Industrial Energy Americas	271,084	255,512	15,572	(359)	15,931
Industrial Energy Europe & ROW	591,647	626,264	(34,617)	(42,982)	8,365
TOTAL	$2,210,009	$2,302,099	$(92,090)	$(97,739)	$5,649
Transportation Americas net sales, excluding foreign currency translation impact, decreased 2.3% due to lower third party lead sales, a 1.6% decrease in aftermarket unit sales and $4.1 million of unfavorable lead related pricing actions, partially offset by a 31.9% increase in OEM unit sales. Third-party lead sales in the first nine months of fiscal 2013 were approximately $25.3 million lower, as compared to the first nine months of fiscal 2012.
Transportation Europe and ROW net sales, excluding foreign currency translation impact, decreased 0.4% mainly due to $34.8 million unfavorable impact of lead-related pricing, partially offset by 12.3% higher unit sales in the aftermarket and 3.3% higher unit sales in the OEM channel.

Industrial Energy Americas net sales, excluding foreign currency translation impact, increased 6.2% primarily due to stronger unit sales in both the Motive Power and Network Power markets, partially offset by $6.9 million unfavorable lead related pricing actions.
Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 1.3% primarily due to 14.4% higher unit sales in the Network Power market, partially offset by $19.2 million unfavorable lead related pricing actions.
Gross Profit
Gross profit was $318.0 million in the first nine months of fiscal 2013 versus $361.8 million in the first nine months of fiscal 2012. Gross margin decreased to 14.4% from 15.7% in the first nine months of 2012. Higher spent battery acquisition costs combined with lower third-party lead margins in the Americas impacted results by approximately $43.8 million. Foreign currency translation unfavorably impacted gross profit in the first nine months of fiscal 2013 by $11.4 million.
Operating Expenses

i.
Selling and administrative expenses decreased $6.1 million, to $289.0 million in the first nine months of fiscal 2013 from $295.1 million in the first nine months of fiscal 2012. Excluding a favorable foreign currency translation impact of $11.1 million, the expenses increased by $5.0 million primarily due to higher salary related costs including sales commissions. Included in selling and administrative expenses were general and administrative expenses of $119.5 million in the fist nine months of fiscal 2013 and $125.0 million in the first nine months of fiscal 2012.

ii.
Restructuring and impairment expenses increased by $12.7 million, to $16.4 million in the first nine months of fiscal 2013 from $3.7 million in the first nine months of fiscal 2012. During the first nine months of fiscal 2013, restructuring charges related to the closure of the Bristol, Tennessee flooded battery plant, the idling of the Reading, Pennsylvania lead recycling operations, and the closure of GNB India. Impairment charges are primarily related to the closure of GNB India, and the sale of the transportation business in Australia and other asset impairments.

Operating Income
Operating income was $12.6 million in the first nine months of fiscal 2013 versus $63.0 million in the first nine months of fiscal 2012.

Operating (income) loss by segment was as follows:

	For the Nine Months Ended
	December 31, 2012		December 31, 2011		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(12,148)	(1.8)%	$(716)	(0.1)%	$(11,432)	$456	$(11,888)
Transportation Europe & ROW	17,609	2.6%	38,300	5.1%	(20,691)	(1,102)	(19,589)
Industrial Energy Americas	21,220	7.8%	32,486	12.7%	(11,266)	(25)	(11,241)
Industrial Energy Europe & ROW	23,827	4.0%	19,442	3.1%	4,385	(565)	4,950
Unallocated corporate	(21,492)	n/a	(22,796)	n/a	1,304	976	328
	29,016	1.3%	66,716	2.9%	(37,700)	(260)	(37,440)
Less: Restructuring and Impairment Costs	16,400	n/a	3,722	n/a	(12,678)	148	(12,826)
Total Operating Income	$12,616	0.6%	$62,994	2.7%	$(50,378)	$(112)	$(50,266)
Gross margins by segment are shown below:

	For the Nine Months Ended
	December 31, 2012	December 31, 2011
Transportation Americas	12.3%	13.4%
Transportation Europe & ROW	13.1%	15.1%
Industrial Energy Americas	20.1%	25.0%
Industrial Energy Europe & ROW	15.5%	15.1%
TOTAL	14.4%	15.7%
Transportation Americas operating loss compared to prior period reflected continued compressed margins resulting from higher recycled lead input costs and decreased revenue from lower LME lead prices. The result was further impacted by unfavorable mix resulting from increased OE business. In addition, lower third-party lead sales impacted results unfavorably. The impact of higher core costs combined with lower third-party lead margins was approximately $30.1 million.
Transportation Europe and ROW operating income, excluding foreign currency translation impact, declined due to the approximate $6.9 million impact of competitive pricing in the aftermarket business, which began during the second half of fiscal 2012, combined with unfavorable mix resulting in an increased shift to lower margin private label products during the period, and higher commodity and energy costs. The prior year period included a $5.0 million unfavorable inventory adjustment related to the Company's Portuguese recycling facility.
The Industrial Energy Americas segment also experienced compressed margins as a result of higher lead input costs and lower LME lead pricing, as well as first-quarter fiscal 2013 start-up related costs in the Company's Columbus, Georgia facility associated with a new AGM production line. The impact of higher spent battery acquisition costs was approximately $14.1 million.
Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, increased primarily due to higher unit sales in the Network Power segment, lower selling and administrative expenses resulting from cost cutting initiatives and lower headcount; partially offset by higher commodity costs.
Unallocated corporate operating expenses, excluding the foreign currency translation impact, decreased slightly mainly due to lower professional fees and lower salary related expenses.
Other (Income) Expenses
Other (income) expense was $(0.9) million in the first nine months of fiscal 2013 versus $9.3 million in the first nine months of fiscal 2012. The prior year period primarily included $12.9 million of unfavorable currency remeasurement, partially offset by a $4.5 million gain on the settlement of an interest rate swap.

Interest Expenses
Interest expense decreased $3.2 million, to $49.7 million in the first nine months of fiscal 2013 from $52.9 million in the first nine months of fiscal 2012, primarily due to decreases in certain short-term loans combined with higher gains on an interest rate swap versus the prior year period.
Income Taxes

	For the Nine Months Ended
	December 31, 2012	December 31, 2011
	(In thousands)
Pre-tax (loss) income	$(36,173)	$792
Income tax expense (benefit)	99,343	(57,685)
Effective tax rate	(274.6)%	(7,283.5)%
The income tax expense (benefit) for the first nine months of fiscal 2013 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. The Company established an $86.7 million full valuation allowance for the United States in the first nine months after determining that it was not more likely than not that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future. In addition, the effective tax rate for the first nine months was affected by the recognition of $31.4 million in valuation allowances on current period tax benefits.

The income tax expense (benefit) for the first nine months of fiscal 2012 was impacted by the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United Kingdom and Spain, on which full valuation allowances are recorded. In addition, the Company released a $76.7 million valuation allowance for France in third quarter fiscal 2012 after determining that it was “more likely than not” that the Company would realize all deductible temporary differences and carryforwards in the foreseeable future.
The effective tax rate for the first nine months of fiscal 2012 was impacted by the following discrete items: release of a valuation allowance in France of $76.7 million; a Spanish tax audit settlement of $13.4 million; recording of a $1.6 million valuation allowance on a deferred tax asset in Portugal; and the utilization of $(1.2) million in valuation allowances on current period tax expense.

Liquidity and Capital Resources
As of December 31, 2012, the Company had cash and cash equivalents of $80.0 million and availability under the Company’s senior secured asset-backed revolving credit facility (the “ABL facility”) of $81.7 million. Because the Company does not currently meet the minimum fixed charge coverage ratio of 1:00 to 1:00 as defined in the ABL facility, the December 31, 2012 availability has been reduced by $30.0 million to reflect the Company's inability to access $30.0 million of the ABL facility. This compared to cash and cash equivalents of $102.7 million and availability under the ABL facility of $152.7 million as of December 31, 2011. At March 31, 2012, the Company had cash and cash equivalents of $155.4 million and availability under the ABL facility of $152.8 million.
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
The ABL facility contains customary conditions including restrictions on, among other things, the incurrence of indebtedness and liens, dividends and other distributions, consolidations and mergers, the purchase and sale of assets, the issuance or redemption of equity interests, loans and investments, acquisitions, intercompany transactions, a change of control, voluntary payments and modifications of indebtedness, modification of organizational documents and material contracts, affiliate transactions, and changes in lines of business. The ABL facility also contains a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, tested monthly on a trailing twelve-month basis, if at any time the Company’s excess availability under the ABL facility is less than the greater of $30.0 million or 15% of the aggregate commitments of the lenders. Consequently, if the Company cannot satisfy the fixed charge coverage ratio, the Company would be unable to access $30.0 million under the ABL facility without breaching such covenant.
The Convertible Notes
In March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. The convertible notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at December 31, 2012 and March 31, 2012 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount. In a series of transactions in November 2012, the Company repurchased an aggregate of $4.2 million of convertible notes in open market purchases. As of December 31, 2012, the aggregate principal amount of outstanding convertible notes was $55.8 million.
At December 31, 2012, the Company was in compliance with covenants contained in the ABL facility and indenture governing the Senior Secured Notes and the floating rate convertible subordinated notes.
At December 31, 2012, the Company had outstanding letters of credit with a face value of $48.3 million and surety bonds with a face value of $42.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at December 31, 2012, pursuant to the terms of the agreement, was $40.6 million.
Risks and uncertainties could cause the Company’s performance to materially differ from management’s estimates. As discussed above under “Factors Which Affect the Company’s Financial Performance – Seasonality and Weather,” the Company’s business is seasonal. During the Company’s first and second fiscal quarters, the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company’s working capital needs. During these quarters, because working capital needs are already high, unexpected decreases in cash flows or, unexpected increases in costs beyond predicted levels could adversely effect the Company’s near term liquidity.
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
Going forward, the Company’s principal sources of liquidity are expected to be cash on hand, cash from operations, borrowings under the ABL facility, and the sale of idled assets, principally closed facilities.

Cash used in operating activities was $38.2 million and $1.7 million in the first nine months of fiscal 2013 and fiscal 2012, respectively. This increased usage primarily relates to lower earnings combined with $72.0 million increased accounts receivable and inventories, resulting from higher spent battery costs, partially offset by $77.1 million of increased accounts payable.

Cash used in investing activities primarily consisted of capital expenditures of $74.8 million and $71.9 million in the first nine months of fiscal 2013 and 2012, respectively.
Cash provided by financing activities was $33.5 million and $18.7 million in the first nine months of fiscal 2013 and fiscal 2012, respectively. The increase was primarily due to increases in short-term borrowings under the ABL facility.
The Company believes that it will have adequate liquidity to support its operations for the foreseeable future including payment of remaining accrued restructuring costs of approximately $9.4 million as of December 31, 2012 and repayment of the floating rate convertible senior subordinated notes due September 18, 2013. However, failure to generate sufficient additional cash through normal operations could require limiting the Company's ability to undertake certain capital projects in fiscal 2014, or seek financing for such projects. For further discussion see Notes 7 and 13 to the Condensed Consolidated Financial Statements.
The fiscal 2013 pension plan contributions are estimated to be $25.4 million and other post-retirement contributions are $1.9 million, which the Company has funded $21.5 million of during the nine months ended December 31, 2012. In the U.S., the Company adopted the Moving Ahead for Progress in the 21st Century Act (“The MAP-21”) which essentially defers funding and eliminates additional funding requirements for the Company’s U.S. plans through calendar year 2013. This legislation was signed into U.S. law on July 6, 2012.
In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. The Company believes the sale, which is subject to certain pre-closing actions, will provide cash proceeds after deducting closure related costs, of approximately $37.0 million. The buyer has fully funded an escrow account with the purchase price, a portion of which is currently available to the Company for certain demolition and remediation activities. At the request of regulators and others, the Company will allow interested parties to provide input on pre-closure remedial activities, which may include one or more notice and comment periods. Accordingly, the Company currently believes that the cash proceeds will be received in the latter part of fiscal 2014. Under the Company's indenture for the Notes, these proceeds are required to be invested in future U.S. capital expenditures or toward the repurchase of any Notes outstanding. In addition, the Company believes the transaction will have a net favorable impact on pre-tax income of approximately $25.0 to $27.0 million, which the Company currently expects to record upon finalizing the closing activities and receiving the cash proceeds.
On December 21, 2012, the Company reached an agreement to sell to a third party its transportation manufacturing and sales businesses in Australia and New Zealand. The Company recorded an asset write-down of $4.3 million for the third quarter in relation to this sale.
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
Accounts Receivable Factoring Arrangements
In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $82.8 million and $69.6 million of foreign currency trade accounts receivable as of December 31, 2012 and March 31, 2012, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Condensed Consolidated Statements of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Changes to the quantitative and qualitative market risks as of December 31, 2012 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2012 for further information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934 ("Exchange Act"), that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Examples of forward-looking statements include, but are not limited to (a) projections of revenues, cost of raw materials, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, the effect of currency translations, capital structure, and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulating authorities, (c) statements of future economic performance, (d) statements regarding liquidity and (e) statements of assumptions, such as the prevailing weather conditions in the Company’s market areas, underlying other statements and statements about the Company or its business, and (f) statements regarding tax and liquidity impacts from asset sales and restructuring activities.
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ii) the Company’s ability to implement and fund business strategies based on current liquidity, (iii) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (iv) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (v) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (vi) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (vii) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (viii) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (ix) competitiveness of the battery markets in the Americas and Europe, (x) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xi) the ability to acquire goods and services and/or fulfill later needs at budgeted costs, (xii) general economic conditions, (xiii) the Company’s ability to successfully pass along increased material costs to its customers, (xiv) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states, and (xv) those risk factors described in the Company’s Form 10-K for the fiscal year ended March 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2012	2,615 (1)	$3.13	—	—
November 1 through November 30, 2012	42,500 (2)	$90.82	—	—
December 1 through December 31, 2012	—	—	—	—

(1)
Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

(2)	Represents repurchases of the Company's convertible senior subordinated notes due September 18, 2013, through open market purchases.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of James R. Bolch, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

10.1	Amendment No.1 to the Fiscal 2013 Annual incentive Plan, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (file no. 001-11263) dated December 7, 2012.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and
Chief Financial Officer

Date: February 6, 2013