Form 10-K
period 2013-03-31
EXIDE TECHNOLOGIES
filed 2013-06-14
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of common stock held by non-affiliates of the Registrant as of September 30, 2012 was $236,974,931.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 16, 2013, 79,324,489 shares of common stock were outstanding.

EXIDE TECHNOLOGIES

EXIDE TECHNOLOGIES
PART I
Item  1. Business
Overview and General Discussion of the Business
Exide Technologies ("Company") is a Delaware corporation organized in 1966 to succeed to the business of a New Jersey corporation founded in 1888. Exide’s principal executive offices are located at 13000 Deerfield Parkway, Building 200, Milton, Georgia 30004.
The Company is a global leader in stored electrical energy solutions, and one of the largest manufacturers and suppliers of lead-acid batteries for transportation and industrial applications in the world, with fiscal 2013 net sales of approximately $3.0 billion. The Company’s operations in the Americas as well as Europe and Rest of World (“ROW”) represented approximately 42% and 58%, respectively, of fiscal 2013 net sales.
Unless otherwise indicated or unless the context otherwise requires, references to “fiscal year” refer to the twelve months ended March 31 of that year (e.g., “fiscal 2013” refers to the period beginning April 1, 2012 and ending March 31, 2013). Unless the context indicates otherwise, the “Company,” “Exide,” “we,” or “us” refers to Exide Technologies and its subsidiaries.
Chapter 11 Case
On June 10, 2013 (“Petition Date”), Exide Technologies (“Debtor”) filed a voluntary petition for relief (“Chapter 11 Case”) under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code” or “Chapter 11”), in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) in order to deleverage its balance sheet and implement operational restructuring. The Chapter 11 Case is being administered under the caption In re Exide Technologies, case number 13-11482. None of our direct or indirect subsidiaries have filed a voluntary petition for relief under Chapter 11 or are involved in any other restructuring proceedings.
No assurance can be given as to the value, if any, that may be ascribed to the Debtor's various pre-petition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtor's reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtor urges that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. In addition, we have received notice from The Nasdaq Stock Market ("NASDAQ") that trading of the Company's common stock will be suspended at the opening of business on June 24, 2013 and NASDAQ will file with the Securities and Exchange Commission to remove the Company's securities from listing and registration on NASDAQ.
The Company is currently operating as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as debtors in possession under the Bankruptcy Code, the Debtor is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted a number of first day motions allowing the Debtor to pay pre-petition obligations to, among other parties, (i) employees, (ii) taxing authorities, (iii) insurance providers, (iv) independent contractors, (v) foreign vendors, and (vi) certain vendors deemed critical to the Debtors' operations.

In connection with the Chapter 11 Case, the Debtor filed motions seeking Bankruptcy Court approval of Debtor-in-Possession financing on the terms set forth in the Superiority Debtor-in-Possession Credit Agreement, dated as of June 9, 2013 (the "DIP Credit Agreement"), by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as US Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent (the "DIP Financing"). The DIP Financing provides for senior secured superpriority debtor in possession financing facilities in an aggregate amount of up to $500.0 million, consisting of a $225.0 million asset based loan ("ABL") ABL revolving credit facility, subject to a borrowing base, and a $275.0 million "last out" term loan facility (the "DIP Facilities"). Subject to satisfaction of conditions to borrowing, the entire ABL revolving credit facility and $170.0 million of the term loan facility will be available upon entry of the interim order and the balance of the term loan facility will be available upon entry of the final order. The proceeds of the DIP Financing were immediately used in part to repay amounts outstanding under the pre-petition ABL revolving credit facility provided by Wells Fargo Capital Financing, LLC, as administrative agent, and a group of lenders party thereto, as to which there was approximately $160.0 million in borrowings and letters of credit outstanding.

The Chapter 11 petitions triggered defaults on substantially all debt obligations of the Debtor. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtor's property.
Additional information about the Company's Chapter 11 Case is available on www.exiderestructures.com. See also “Management's Discussion and Analysis of Financial Condition and Results of Operations - Chapter 11 Proceedings” for further information regarding the Chapter 11 Case.
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
Transportation
The Company’s transportation batteries include starting lighting and ignition (“SLI”) batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications including Micro-hybrids. The Company’s principal batteries sold in the transportation markets are represented by the following brands: Exide, Exide Extreme, Exide NASCAR Select, Centra, DETA, Orbital, Fulmen, and Tudor, as well as other brands under various private labels. The market for transportation batteries is divided between sales to aftermarket customers and original equipment manufacturers (“OEMs”). Transportation segments represented approximately 61% of the Company’s net sales in fiscal 2013. Within the transportation segments, aftermarket and OEM net sales, including original equipment service ("OES") represented approximately 72.1% and 27.9% of fiscal 2013 net sales, respectively.
Aftermarket sales are impacted by a number of factors, including the number of vehicles in use, average battery life, average age of vehicles, weather conditions, and population growth. Aftermarket demand historically has been less cyclical than OEM demand due to the typical three to five-year replacement cycle. Some of the Company’s major aftermarket customers include Pep Boys, Bosch, Tractor Supply, Canadian Tire, ADI, ATR International, and GroupAuto International. In addition, the Company is also a supplier of authorized replacement batteries for major OEMs including the BMW Group, Fiat Group, Honda, Iveco, John Deere, PSA Group, Scania, Volvo Trucks, Toyota, Volkswagen Group, Renault-Nissan, PACCAR, and many others.
OEM sales are primarily impacted by new vehicle manufacturing builds, based on consumer demand for new vehicles. The Company believes that the OEM market increasingly prefers suppliers with innovative energy storage technology supporting carbon dioxide reductions and suppliers with established global production capabilities that can meet their needs as they expand internationally and increase platform standardization across multiple markets. The Company supplies batteries for two of the 10 top-selling vehicles in the United States of America (“U.S.”) and five of the 10 top-selling vehicles in Europe. Some of the Company’s significant OEM customers include the BMW Group, Fiat Group, International Truck & Engine, the PSA group (Peugeot S.A./Citroën), Case/New Holland, John Deere, Renault, Nissan, Scania, Volvo Trucks, Volkswagen Group, Chrysler, Toyota, Jaguar, Land Rover, among others.
Transportation Americas
In the Americas, the Company sells aftermarket transportation products through various distribution channels, including mass merchandisers, auto parts outlets, wholesale distributors, and battery specialists. The Company sells its OEM transportation replacement products principally through dealer networks. The Company’s Americas operations include a network of 74 branches which sell and distribute batteries and other products to the Company’s distributor channel customers, battery specialists, national account customers, retail stores, and OEM dealers. In addition, these branches collect spent batteries for the Company’s recycling facilities.
The Company currently operates three recycling facilities in North America. These operations supply recycled lead for approximately 75 to 80% of Exide’s Transportation and Industrial Energy products manufactured in North America. The recycling facilities also recover and recycle battery acid as well as plastic materials that are used to produce new battery covers and cases. The remaining lead requirements are secured from external sources under one to three year supply agreements.
Transportation Europe and ROW
In Europe and ROW, the Company sells OEM batteries to the light vehicle, light commercial vehicle and commercial vehicle industries. The commercial vehicle industry includes truck manufacturers as well as construction and agriculture vehicle manufacturers. Exide supplies most of its OEM batteries directly to the assembly plants of its customers. The Company also delivers service and replacement batteries into this segment. Those are either distributed by the OEM customers themselves or delivered directly to the service points through the Exide logistics network. The Company also supplies advanced lead-acid batteries for microhybrid vehicles equipped with carbon dioxide reducing technologies such as Start & Stop with and without regenerative braking systems.
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
Industrial Energy
The Company’s Industrial Energy segments supply both motive power and network power applications. Industrial Energy represented 39% of the Company’s net sales in fiscal 2013. Within the Industrial Energy segments, motive power and network power net sales represented approximately 54.2% and 45.8% of Industrial Energy net sales, respectively.
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
Network power batteries are used to provide back-up power for use with telecommunications systems, computer installations or data centers, hospitals, air traffic control systems, security systems, utilities, railway and military applications. Telecommunications applications include central and local switching systems, satellite stations, wireless base stations and mobile switches, optical fiber repeating boxes, cable TV transmission boxes, and radio transmission stations. The Company’s strongest network power battery brands, Absolyte and Sonnenschein, offer customers the choice of AGM or gel electrolyte valve regulated battery technologies and deliver among the highest energy and power densities in their class.
Industrial Energy Americas
In the Americas, the Company distributes motive power products and services through multiple channels. These include sales and service locations owned by the Company that are augmented by a network of independent manufacturers’ representatives. The Company serves a wide range of customers including OEM suppliers of lift trucks, large industrial companies, retail distributors, warehousing companies, and manufacturers. Significant motive power customers in the Americas include Toyota, MCFA, NACCO, Sears, Toyota, Walmart, and Target. The Company distributes network power products and services through sales and service locations owned by the Company augmented by a network of independent manufacturers’ representatives. The Company’s primary network power customers in the Americas include AT&T, APC, Emerson Electric, and Verizon Wireless.
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
Quality
The Company recognizes that product performance and quality are critical to customer satisfaction and ultimately to its success. The Company has a standardized global Quality Management System (“QMS”) which it utilizes in conjunction with the deployment of lean manufacturing principles and new product development systems to drive improved levels of quality, productivity and services to the global transportation and industrial energy markets. The Company has an established history of utilizing lean manufacturing and six sigma tools and techniques that are now a standard part of its operations, are coordinated globally, and have also been applied to areas such as maintenance and energy management. The Company also utilizes a disciplined Value Analysis Value Engineering (“VAVE”) process in conjunction with the QMS to ensure that its customers are receiving high quality, competitive products and services.
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
Research and Development
The Company is committed to delivering new and technologically advanced products, services, and systems that provide superior performance and value to customers. To support this commitment, the Company focuses on developing opportunities across its global markets and operating a number of product and process-development centers of excellence around the world. These centers work cooperatively to define and improve the Company’s product design and production processes. By leveraging this network, the Company is able to transfer technological, product and process knowledge among its various operating facilities to adopt best practices for use throughout the Company. Investment in Research, Development and Engineering capability continues to be an important priority.
Patents, Trademarks and Licenses
The Company owns or has a license to use various trademarks that are valuable to its business. The Company believes these trademarks and licenses enhance the brand recognition of the Company’s products. The Company currently owns approximately 262 trademarks worldwide, and maintains licenses from others to use approximately 20 trademarks worldwide. The Company also acts as licensor under certain trademark licensing agreements.
The Company has generated a number of patents in the operation of its business and currently owns all or a partial interest in greater than 328 patents and applications for patents pending worldwide. Although the Company believes its patents and patent applications collectively are important to the Company’s business, and that technological innovation is important to the Company’s market competitiveness, currently no operating segment is substantially dependent on any single patent or group of patents.
In 2003, the Company served notices in the U.S. Bankruptcy Court for the District of Delaware (“2002 Bankruptcy Court”) to reject certain executory contracts with EnerSys, which the Company contended were executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the 2002 Bankruptcy Court granted the Company's request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the 2002 Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit's mandate, the Bankruptcy Court vacated its prior orders and denied the Company's motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the 2002 Bankruptcy Court seeking a declaratory judgment that EnerSys does not have enforceable rights under the Trademark License under Bankruptcy Code provisions. EnerSys filed a motion to dismiss that complaint, which the 2002 Bankruptcy Court granted on January 8, 2013.
On June 7, 2013, EnerSys Delaware Inc., f/k/a EnerSys, Inc. filed suit against the Company in the Court of Chancery for the State of Delaware seeking an accounting and restitution for alleged benefits received by the Company and alleged losses incurred by EnerSys allegedly as the result of the granting by the Bankruptcy Court in 2006 of an Order which allowed the Company to reject the Trademark License and use the licensed "Exide" trademark for Industrial battery products and the Bankruptcy Court's subsequent August 2010 Order vacating the 2006 Order and denying the Company's request to reject the Trademark License. For further information regarding this matter, see Note 12 to the Consolidated Financial Statements.

Manufacturing, Raw Materials and Suppliers
Lead is the primary material used in the manufacture of the Company’s lead-acid batteries, representing approximately 45.5% of the cost of goods sold. The Company obtains a significant portion of North American lead requirements through the operation of three secondary lead recycling plants which reclaim lead by recycling spent lead-acid batteries. In North America, the Company obtains spent batteries for recycling primarily from the Company’s customers, through Company-owned branch networks, and from third party spent battery collectors. In Europe and ROW, the Company obtains a small portion of its lead requirements through the operation of two lead recycling plants. The majority of the Company’s lead requirements in Europe and ROW, however, are obtained from third-party suppliers.
The Company uses both polyethylene and AGM battery separators. There are a number of suppliers from whom the Company purchases AGM battery separators. Polyethylene battery separators are purchased primarily from one supplier pursuant to a supply agreement expiring in fiscal 2016. There is currently no second source that could readily provide the volume of certain polyethylene separators used by the Company. As a result, any major disruption in supply from the Company’s primary supplier of certain polyethylene separators would have a material adverse impact on the Company.
Other key raw materials and components in the production of batteries include lead oxide, acid, steel, plastics and chemicals, all of which are generally available from multiple sources. The Company has not experienced any significant material stoppage or disruption in production as a result of non-availability or delays in the availability of raw materials.
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
Industrial Energy Segments
The Company believes that it is one of the significant participants in the global motive power battery market.  Competitors in the Americas include EnerSys Inc., and East Penn Manufacturing. Competitors in Europe include EnerSys, Inc., Hoppecke, and MIDAC. In Asia, GS/Yuasa, Shinkobe, and EnerSys, Inc. are primary competitors.
The Company is also one of the significant participants in the global network power battery market. Competitors in the Americas include C&D Technologies, EnerSys, Inc., and East Penn Manufacturing. The major competitor in Europe is EnerSys, Inc. In Asia, GS/Yuasa, Shinkobe, and EnerSys, Inc. are primary competitors.
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
Environmental, Health and Safety Matters
As a result of its manufacturing, distribution, and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational safety, and health laws and regulations, as well as similar laws and regulations in other countries in which the Company operates (collectively, “EH&S laws”). For a discussion of the legal proceedings relating to environmental, health, and safety matters, see Note 12 to the Consolidated Financial Statements.

Employees
The Company employed approximately 9,628 persons at March 31, 2013, compared to approximately 9,988 persons at March 31, 2012.
Americas
As of March 31, 2013, the Company employed approximately 1,233 salaried employees and 2,691 hourly employees in the Americas, primarily in the U.S. Approximately 36% of these salaried employees are engaged in sales, service, marketing, and administration and 64% in manufacturing and engineering. Approximately 21% of the Company’s hourly employees in the Americas are represented by unions. The Company believes that relations with its unions are generally good. Union contracts covering approximately 2.9% of the Company’s domestic employees expire in fiscal 2014, and the remainder thereafter.

Europe and ROW
As of March 31, 2013, the Company employed approximately 2,237 salaried employees and 3,467 hourly employees outside of the Americas, primarily in Europe. Approximately 33% of these salaried employees are engaged in sales, service, marketing, and administration and 67% in manufacturing and engineering. Generally, the Company’s hourly employees and some of its salaried employees in Europe and ROW are represented by unions. The Company meets regularly with the European Works Councils. The Company believes that relations with its unions are generally good. Contracts covering most of the Company’s non-U.S. union employees expire on various dates in fiscal 2014.
Backlog
The Company’s order backlog at March 31, 2013 and March 31, 2012, respectively, was approximately $73.1 million million and $50.9 million for Industrial Energy Americas and approximately $101.1 million and $132 million for Industrial Energy Europe and ROW. The Company expects to fill the March 31, 2013 backlogs during fiscal 2014. The Transportation backlog at March 31, 2013 was not significant.
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
Item 1A. Risk Factors
We filed for reorganization under Chapter 11 of the Bankruptcy Code on June 10, 2013 and are subject to the risks and uncertainties associated with the Chapter 11 Case.
For the duration of our Chapter 11 Case, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 Case includes the following:

•	our creditors or other third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;

•	we may be unable to obtain court approval with respect to certain matters in the Chapter 11 Case from time to time;

•	the court may not agree with our objections to positions taken by other parties;

•	we may not be able to confirm and consummate a Chapter 11 plan of reorganization or may be delayed in doing so;

•	we may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers;

•	we may not be able to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all; and

•
we may be exposed to risks associated with third parties seeking and obtaining court approval to (i) terminate or shorten our exclusivity period to propose and confirm a plan of reorganization, (ii) appoint a Chapter 11 trustee or (iii) convert the case to a Chapter 7 liquidation case.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events, the positions we take in court, or publicity associated with our Chapter 11 Case could adversely affect our sales and our relationship with our customers, as well as with vendors and our employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 Case is protracted. Because of the risks and uncertainties associated with our Chapter 11 Case, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. If any one or more of these risks materializes, it could affect our ability to continue as a going concern.
Operating under Chapter 11 may restrict our ability to pursue our business strategies.
Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our vendors;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	borrow for our operations, investments or other capital needs or to engage in other business activities that would be in our interest.
Our employees face uncertainty due to the Chapter 11 Case.
As a result of the Chapter 11 Case, our employees are facing uncertainty. A material erosion of our employees' commitment could have a material adverse effect on our business, particularly if the Chapter 11 Case is protracted.
The Company's businesses could suffer from a protracted restructuring.
The Company's future results are dependent upon the timely and successful filing, confirmation and implementation of a plan of reorganization. If a restructuring is protracted, it could adversely affect the Company's operating results, including its relationships with its employees, vendors, strategic partners and customers. If we experience a protracted reorganization, there is a significant risk that the value of the Company's enterprise would be substantially eroded to the detriment of all stakeholders.
We may be subject to claims that will not be discharged in the Chapter 11 Case.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With a few exceptions primarily relating to environmental claims, all claims that arose prior to the filing of our Chapter 11 Case (i) will be subject to compromise, and/or discharge in the Chapter 11 case in any plan of reorganization that may be certified, or (ii) will be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. However, the aggregate amount of such claims that are not subject to treatment under the plan of reorganization or that are not discharged may be material.
We may not have sufficient cash to maintain our operations during Chapter 11 and fund our emergence from the Chapter 11 Case.
Because of our weakened financial condition, we will continue to have heightened exposure to, and less ability to withstand, the operating risks that are customary in the industry, such as fluctuations in raw material prices. Any of these factors could result in the need for substantial additional funding. A number of other factors, including our Chapter 11 filing, our financial results in recent years, our substantial indebtedness and the competitive environment we face, adversely affect the availability and terms of funding that might be available to us during, and upon emergence from, our Chapter 11 Case. As a result of these and other factors, we may not be able to source capital at acceptable rates, on acceptable terms or at all, to fund our current operations and our exit from Chapter 11. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations, both currently and upon emergence from Chapter 11.

Trading in our securities during the pendency of the Chapter 11 Case is highly speculative and poses substantial risks. It is probable our common stock will be cancelled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.
It is too early to definitely determine if our Chapter 11 plan of reorganization will allow for distributions with respect to our common stock. It is possible that these equity interests will be cancelled and extinguished upon the approval of the Bankruptcy Court of any such plan and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Case. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Our common stock will be delisted from the NASDAQ and will not be listed on any other national securities exchange.
We have received notice from NASDAQ that trading of the Company's common stock will be suspended at the opening of business on June 24, 2013 and NASDAQ will file with the Securities and Exchange Commission to remove the Company's securities from listing and registration on NASDAQ.
We may not be able to re-list our common stock on a national securities exchange, although our securities might begin to trade in the over-the-counter market. The trading of our common stock in the over-the-counter market rather than the NASDAQ may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, securities that trade in the over-the-counter market are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), commonly referred to as the “penny stock rule.”
Risks of trading in an over-the-counter market.
Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Case. If our securities begin trading in the over-the-counter market, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.

The Company has experienced significant fluctuations in raw material prices, particularly lead, and further changes in the prices of raw materials or in energy costs could have a material adverse effect on the Company’s business, financial condition, cash flows, or results of operations.
Lead is the primary material used in the manufacture of the Company’s lead-acid batteries, representing approximately 45.5% of the cost of goods sold. The Company obtains a significant portion of North American lead requirements through the operation of three secondary lead recycling plants and external tolling suppliers which reclaim lead by recycling spent lead-acid batteries. In North America, the Company obtains spent batteries for recycling primarily from the Company’s customers, through Company-owned branch networks, and from outside spent battery collectors. Costs of spent batteries have been quite volatile, increasing by 8.7% on average in fiscal 2013 as compared with fiscal 2012. In Europe and ROW, the Company obtains a small portion of its lead requirements through the operation of two lead recycling plants. The majority of the Company’s lead requirements in Europe and ROW are obtained from third-party suppliers under annual supply agreements.
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
The Company has significant manufacturing operations in, and exports to, several countries outside the U.S. Approximately 58% of the Company’s net sales for fiscal 2013 were generated in Europe and ROW with the significant majority generated in Euros. Because such a significant portion of the Company’s operation is based overseas, the Company is exposed to foreign currency risk, resulting in uncertainty as to future asset and liability values, and results of operations that are denominated in foreign currencies. The Company invoices foreign sales and service transactions in local currencies and translates these revenues and expenses into U.S. Dollars at average monthly exchange rates. Because a significant portion of the Company’s net sales and expenses are denominated in foreign currencies, the depreciation of these foreign currencies in relation to the U.S. Dollar could adversely affect the Company’s reported net sales and operating margins. The Company translates its non-U.S. assets and liabilities into U.S. Dollars using current rates as of the balance sheet date. Therefore, foreign currency depreciation against the U.S. Dollar would result in a decrease in the Company’s net investment in foreign subsidiaries.
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
The Company uses both polyethylene and AGM battery separators. There are a number of suppliers from whom the Company purchases AGM battery separators. Polyethylene battery separators are purchased primarily from one supplier pursuant to a supply agreement expiring in fiscal 2016. There is currently no second source that could readily provide the volume of certain of its polyethylene separators used by the Company. As a result, any major disruption in supply from the Company’s primary supplier of certain polyethylene separators would have a material adverse impact on the Company.
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
The Company believes that its future success depends, in part, on the ability to develop, on a timely basis, new technologically advanced products or improve on the Company’s existing products in innovative ways that meet or exceed its competitors’ product offerings. Maintaining the Company’s market position will require continued investment in capital assets, research and development, and sales and marketing. Industry standards, customer expectations, or other products may emerge that could render one or more of the Company’s products less desirable or obsolete. The Company may be unable to make significant investments in product research & development and unsuccessful in making the technological advances necessary to develop new products or improve its existing products to maintain its market position. If any of these events occur, they could cause decreases in sales and have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.
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
Throughout the world, the Company manufactures, distributes, recycles, and otherwise uses large amounts of potentially hazardous materials, especially lead and acid. As a result, the Company is subject to a substantial number of costly regulations. In particular, the Company is required to comply with increasingly stringent requirements of federal, state, and local environmental, occupational health and safety laws and regulations in the U.S. and other countries, including those governing (1) emissions to air, discharges to water, noise and odor emissions; (2) the generation, handling, storage, transportation, treatment, and disposal of waste materials; and (3) the cleanup of contaminated properties and human health and safety. Compliance with these laws and regulations results in ongoing costs. The Company could also incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions, third-party property damage or personal injury claims, or costs to upgrade or replace existing equipment, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at its facilities. In addition, many of the Company’s current and former facilities are located on properties with histories of industrial or commercial operations. Because some environmental laws can impose liability for the entire cost of cleanup upon any of the current or former owners or operators, regardless of fault, the Company could become liable for the cost of investigating or remediating contamination at these properties if contamination requiring such activities is discovered in the future. There is also inherent difficulty in assessing the Company’s potential liability due to the large number of other potentially responsible parties. For example, a demand for the total cleanup costs of a landfill used by many entities may be asserted by the government using joint and several liability theories. Although the Company believes that there is a reasonable basis in law to believe that it will ultimately be responsible for only its share of these remediation costs, there can be no assurance that the Company will prevail on these claims. In addition, the scope of remedial costs or other environmental injuries are highly variable, and estimating these costs involves complex legal, scientific and technical judgments. The Company may become obligated to pay material remediation-related costs at its closed Tampa, Florida facility in the amount of approximately $13.2 million to $20.0 million, and at the Columbus, Georgia facility in the amount of approximately $5.7 million to $8.5 million.
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
On January 17, 2012, the City of Frisco, Texas initiated actions that could have prevented the Company from proceeding with projects designed to comply with certain NAAQS implementation requirements related to the Company’s Frisco, Texas recycling facility and that could have imposed an involuntary closure of the facility. The Company contested the City’s actions, and subsequently reached a settlement with the City in June 2012 whereby the Company will sell certain land around the Company’s facility for a total purchase price of $45.0 million, in return for the Company’s agreement to cease operations at the site on or before December 31, 2012, assuming the Company receives state certification for its remedial activities.
The Company has been ordered to temporarily suspend operations at its Vernon, California secondary lead recycling  facility.
The Company received an order dated April 24, 2013 from the California Department of Toxic Substances Control (“DTSC”) requiring the Company to temporarily suspend recycling operations at its Vernon, California secondary lead recycling facility, one of the Company's three operating lead recycling facilities in the United States.  The DTSC based its order on two factors: (i) an allegation that the Vernon facility was operating an underground storm sewer pipeline in violation of hazardous waste requirements, and (ii) an allegation that air emissions from the Vernon facility disclosed to the California South Coast Air Quality Management District poses a significant risk to the surrounding community.  The Company is pursuing a negotiated resolution, as well as pursuing its legal remedies to overturn the suspension order, in an effort to resume operations, but is uncertain if or when the facility will reopen.  If the Company is unable to resume operations at the Vernon facility, the Company will need to continue to find alternative sources of lead to ensure adequate supply of this critical raw material component in its products.  If the Company is unable to find such sources of lead or if it procures such sources of lead at significantly higher cost, such circumstances could result in a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.
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
In May 2013, one of the Company's Spanish subsidiaries received notice of an investigation by the European Commission of alleged anticompetitive behavior relating to procurement practices of several European lead recyclers. The Company is currently unable to assess the ultimate outcome of the Commission's investigation, the entity or entities that could be affected or the amount of any fines that may result.
The Company's Netherlands subsidiary received notice from the Dutch antitrust authorities that it was the subject of an investigation of a local trade association's members in the traction/motive power batteries segment. The Company is currently unable to assess the ultimate outcome of the investigation, the entity or entities that could be affected or the amount of any fines that may result.
The cost of resolving the Company’s pre-petition disputed claims from its bankruptcy in 2002, including legal and other professional fees involved in settling or litigating these matters, could have a material adverse effect on its business, financial condition, cash flows or results of operations.
The Company established a reserve of common stock and warrants to purchase common stock for issuance to holders of these disputed unsecured claims as the claims are allowed by the 2002 Bankruptcy Court. Effective May 6, 2011 all outstanding warrants expired and were cancelled, and no further warrants will be issued from the reserve to resolve remaining pre-petition disputed unsecured claims. Although these claims are generally resolved through the issuance of common stock from the reserve rather than cash payments, the process of resolving these claims through settlement or litigation requires considerable Company resources, including expenditures for legal and professional fees and the attention of Company personnel. These costs could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.
Work stoppages or other labor issues at the Company’s facilities or its customers’ or suppliers’ facilities could adversely affect the Company’s business, financial condition, cash flows or results of operations.
At March 31, 2013, approximately 21% of the Company’s hourly employees in the Americas and many of its non-U.S. employees were unionized. It is likely that a significant portion of the Company’s workforce will remain unionized for the foreseeable future. It is also possible that the portion of the Company's workforce that is unionized may increase in the future. Contracts covering approximately 2.9% of the Company's U.S. hourly employees expire in fiscal 2014, and the remainder thereafter. In addition, contracts covering most of the Company’s union employees in Europe and ROW expire on various dates through fiscal 2014. Although the Company believes that its relations with employees are generally good, if conflicts develop between the Company and its employees’ unions in connection with the renegotiation of these contracts or otherwise, work stoppages or other labor disputes could result. A work stoppage at one or more of the Company’s plants, or a material increase in its costs due to unionization activities, may have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. Work stoppages at the facilities of the Company’s customers or suppliers may also negatively affect the Company’s business. If any of the Company’s significant customers experience a material work stoppage, the customer may halt or limit the purchase of the Company’s products. This could require the Company to shut down or significantly reduce production at facilities relating to those products. Moreover, if any of the Company’s suppliers experience a work stoppage, the Company’s operations could be adversely affected if an alternative source of supply is not readily available.
The Company’s substantial indebtedness could adversely affect its business, financial condition, cash flows or results of operations.
The Company has a significant amount of indebtedness. As of March 31, 2013, the Company had total indebtedness, including capital leases, of approximately $776.0 million. In connection with the Chapter 11 Case, the Debtors filed motions seeking approval of the Bankruptcy Court for a $500.0 million Debtor in Possession financing. The Company's level of indebtedness could have significant consequences. For example, it could:

•	Limit the Company's ability to borrow money to fund its working capital, capital expenditures, acquisitions and debt service requirements;

•	Limit the Company's flexibility in planning for, or reacting to, changes in its business and future business opportunities;

•	Make the Company more vulnerable to a downturn in its business or in the economy;

•	Place the Company at a disadvantage relative to some of its competitors, who may be less highly leveraged; and

•
Require a substantial portion of the Company's cash flow from operations to be used for debt payments, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions and other general corporate purposes.

One or a combination of these factors could adversely affect the Company's business, financial condition, cash flows or results of operations. Subject to restrictions in its DIP Facilities, the Company may incur additional indebtedness, which could increase the risks associated with its already substantial indebtedness.
Restrictive covenants limit the Company's ability to operate its business and to pursue its business strategies, and its failure to comply with these covenants could result in an acceleration of its indebtedness.
The DIP facilities contain covenants that limit or restrict the Company's ability to finance future operations or capital needs, to respond to changing business and economic conditions or to engage in other transactions or business activities that may be important to its growth strategy or otherwise important to the Company. The DIP facility agreement, limits or restricts, among other things, the Company's ability and the ability of its subsidiaries to:

•	Incur or guarantee additional indebtedness;

•	Pay dividends or make distributions on the Company's capital stock or certain other restricted payments or investments;

•	Purchase or redeem stock or subordinated indebtedness;

•	Issue stock of the Company's subsidiaries;

•	Make investments and extend credit;

•	Engage in transactions with affiliates;

•	Transfer and sell assets;

•	Effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of the Company's assets;

•	Engage in transactions with affiliates, and

•	Create liens on the Company's assets to secure debt.
In addition, the DIP ABL facility requires the Company to repay outstanding borrowings with portions of the proceeds the Company receives from certain sales of property or assets and specified future debt offerings. The Company's ability to comply with these provisions may be affected by events beyond its control.
Any breach of the covenants in the DIP facilities could cause a default under the Company's DIP facilities and other debt, which would restrict the Company's ability to borrow under its DIP facilities thereby significantly impacting the Company's liquidity which could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations. If there were an event of default under any of the Company's debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt instrument to be due and payable immediately. The Company's assets and cash flow may not be sufficient to fully repay borrowings under its outstanding debt instruments if accelerated upon an event of default. If, as or when required, the Company is unable to repay, refinance or restructure its indebtedness under, or amend the covenants contained in, its senior secured credit facility, the lenders under that facility could institute foreclosure proceedings against the assets securing borrowings under the DIP facilities.
In addition to the risks presented by the current Chapter 11 case, holders of the Company's common stock are subject to the risk of dilution of their investment if additional shares of common stock were issued to holders of pre-petition claims in connection with the Company's 2002 bankruptcy.
On April 15, 2002 (the “2002 Petition Date”), Exide Technologies, together with certain of its subsidiaries (the "2002 Debtors”), filed voluntary petitions for reorganization under Chapter 11 in the 2002 Bankruptcy Court. The 2002 Debtors, along with the Official Committee of Unsecured Creditors, filed the Joint Plan of Reorganization ("the 2002 Plan") with the 2002 Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the 2002 Bankruptcy Court confirmed the 2002 Plan.
Pursuant to the 2002 Plan, the Company has established a reserve of common stock and warrants (now canceled) to purchase common stock for issuance to holders of unsecured pre-petition disputed claims. To the extent this reserve is insufficient to satisfy these disputed claims, the Company would be required to issue additional shares of common stock, which would result in dilution to holders of its common stock. Refer to Note 12 to the Consolidated Financial Statements.
The Company’s ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.
The Company recognizes the expected future tax benefit from deferred tax assets when realization of the tax benefit is considered to be more likely than not. Otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the ability of the Company to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company's ability to obtain the future tax benefits represented by its deferred tax assets. As of March 31, 2013, the Company’s current and long-term deferred tax assets were $11.5 million and $107.9 million, respectively.
Negative tax consequences could materially and adversely affect the Company’s business, financial condition, cash flows or results of operations.
Adverse changes in the underlying profitability and financial outlook of the Company's operations in several jurisdictions could lead to changes in the Company's valuation allowances against deferred tax assets and other tax reserves on the Company's statement of financial position that could materially and adversely affect the Company's business, financial condition, cash flows or results of operations. Additionally, changes in tax laws in the U.S. or in other countries where the Company has significant operations could materially affect deferred tax assets and liabilities on the Company's consolidated statement of financial position and tax expense. The Company is also subject to tax audits by governmental authorities in the U.S. and in non-U.S. jurisdictions. Negative results from one or more such tax audits could materially and adversely affect the Company's business, financial condition, cash flows, or results of operations.
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
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the ability of the Company to develop, prosecute, confirm and consummate the Chapter 11 plan of reorganization, (ii) the potential adverse impact of the Chapter 11 filing on the Company's liquidity and operations and the risks associated with operating businesses under Chapter 11 protection, (iii) the ability of Exide to comply with the terms of the DIP financing facility, (iv) the Company's ability to obtain additional financing, (v) the Company's ability to retain key management and employees, (vi) customer response to the Chapter 11 filing, (vii) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission and with the U.S. Bankruptcy Court in connection with the company's Chapter 11 filing, (viii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims, (ix) the Company’s ability to implement and fund business strategies based on current liquidity, (x) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities, (xi) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries, (xii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries, (xiii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs, (xiv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business, (xv) the realization of the tax benefits of the Company’s net operating loss carry forwards, which is dependent upon future taxable income, (xvi) competitiveness of the battery markets in the Americas and Europe, (xvii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests, (xviii) the ability to acquire goods and services and/or fulfill later needs at budgeted costs, (xix) general economic conditions, (xx) the Company’s ability to successfully pass along increased material costs to its customers, and (xxi) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states.
The Company cautions each reader to carefully consider those factors herein above set forth and the acknowledgments contained in the “Risk Factors” section of this Annual Report on Form 10-K. Such factors and statements have, in some instances, affected and in the future could affect the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein. We undertake no obligation to update any forward-looking statements in this Form 10-K.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The chart below lists the locations of the Company’s principal facilities. All of the facilities are owned by the Company unless otherwise indicated. Most of the Company’s significant U.S. properties and certain of its European properties secure its financing arrangements. For a description of these financing arrangements, refer to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources. The leases for leased facilities generally expire at various dates through 2016.

Location		Use

Americas:
Milton, GA	(leased)	Global and Americas Executive Offices
Bristol, TN	(portions leased)	Transportation Battery Manufacturing and Distribution Center
Cannon Hollow, MO		Secondary Lead Recycling
Columbus, GA		Transportation and Industrial Battery Manufacturing and Distribution Center
Fort Smith, AR	(leased)	Industrial Battery Manufacturing and Distribution Center
Kansas City, KS		Industrial Battery Manufacturing and Distribution Center
Lampeter, PA		Plastics Manufacturing
Manchester, IA		Transportation Battery Manufacturing and Distribution Center
Mississauga, Canada	(leased)	Distribution Center
Muncie, IN		Secondary Lead Recycling
Salina, KS		Transportation Battery Manufacturing and Distribution Center
Vernon, CA		Secondary Lead Recycling
Toluca, Mexico	(leased)	Distribution Center

Europe and ROW:
Adelaide, Australia		Distribution Center
Sydney, Australia		Distribution Center
Pinsk, Belarus	(leased)	Transportation Battery Manufacturing
Florival, Belgium		Distribution Center
Shanghai, China	(leased)	Asia Pacific Executive Offices
Gennevilliers, France	(leased)	European Executive Offices
Lille, France		Industrial Battery Manufacturing
Peronne, France		Plastics Manufacturing
Bad Lauterberg, Germany		Industrial Battery Manufacturing and Distribution Center
Budingen, Germany		Industrial Battery Manufacturing and Distribution Center
Vlaardingen, Holland		Distribution Center
Ahmadabad, India		Transportation Battery Manufacturing
Romano Di Lombardia, Italy		Transportation Battery Manufacturing
Lower Hutt, New Zealand		Distribution Center
Poznan, Poland	(portions leased)	Transportation Battery Manufacturing
Castanheira do Riatejo, Portugal		Industrial Battery Manufacturing
Azambuja, Portugal		Secondary Lead Recycling
Azuqueca de Henares, Spain		Transportation Battery Manufacturing
San Esteban de Gomez, Spain		Secondary Lead Recycling
La Cartuja, Spain		Industrial Battery Manufacturing
Manzanares, Spain		Transportation Battery Manufacturing
In addition, the Company also leases sales and distribution outlets in America, Canada, Europe and Asia.
The Company believes that its facilities are in good operating condition, adequately maintained, and suitable to meet the Company’s present needs.

Item 3. Legal Proceedings

On April 15, 2013, David M. Loritz filed a purported class action lawsuit against the Company, James R. Bolch, Phillip A. Damaska, R. Paul Hirt, Jr., and Michael Ostermann alleging violations of certain federal securities laws. On May 3, 2013, Trevor Knopf filed a nearly identical complaint against the same named defendants in the same court.   These cases were filed in the United States District Court for the Central District of California purportedly on behalf of purchasers of the Company's stock between February 9, 2012 and April 3, 2013.  On June 4, 2013, James Cassella and Sandra Weitsman filed a substantially similar action in the same court, purportedly on behalf of those who purchased the Company's stock between June 1, 2011 and April 24, 2013, against the Company, Messrs. Bolch, Damaska, Hirt and Lou Martinez.  The complaints allege that certain public statements made by the Company and its officers during the respective time periods constituted material misstatements in violation of Rule 10b-5 under the Securities Exchange Act. The complaints do not specify an amount of damages sought. The Company denies the allegations in the complaints and intends to vigorously pursue its defense.
See Note 12 to the Consolidated Financial Statements, which is incorporated herein by reference, for a discussion of the Company’s commitments and contingencies.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity              Securities
Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	—	—	—
February 1 through February 29	2,500	$3.44	—	—
March 1 through March 31	139,171	$2.74	—	—

(1)
Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 Stock Incentive Plan and 2009 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

Market Data
The Company’s common stock trades on The NASDAQ Global Market under the symbol “XIDE.” The high and low sales price for each quarter in fiscal 2013 and 2012 is set forth below.

	High	Low
Fiscal 2013:
First Quarter	$3.40	$2.29
Second Quarter	$3.71	$2.77
Third Quarter	$3.43	$2.42
Fourth Quarter	$3.74	$2.59
Fiscal 2012:
First Quarter	$11.30	$6.81
Second Quarter	$7.86	$3.85
Third Quarter	$5.07	$2.32
Fourth Quarter	$4.08	$2.72

The Company did not declare or pay dividends on its common stock during fiscal years 2013 and 2012. Covenants in the DIP facilities restrict the Company’s ability to pay cash dividends on capital stock and the Company presently does not intend to pay dividends on its common stock.
As of May 16, 2013, the Company had 79,324,489 shares of its common stock outstanding, with approximately 4,216 holders of record, respectively.

Equity Compensation Plan Information
As of March 31, 2013, the Company maintained stock option and incentive plans under which employees and non-employee directors could be granted options to purchase shares of the Company’s common stock or awarded shares of common stock. The following table contains information relating to such plans as of March 31, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
	(In thousands, except per share data)
Equity compensation plans approved by security holders	2,868	$7.94	1,073
Item 6. Selected Financial Data
The following table sets forth selected financial data for the Company. The reader should read this information in conjunction with the Company’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	Fiscal Year Ended
	2013	2012	2011	2010	2009
	(In thousands except per share data)
Statement of Operations Data
Net sales	$2,971,698	$3,084,650	$2,887,516	$2,685,808	$3,322,332
Operating (loss) income (1)	(53,361)	78,875	95,773	16,739	67,631
Income (loss) before income taxes	(123,176)	751	20,316	(33,300)	(36,308)
Net income (loss) attributable to Exide Technologies	(223,399)	56,739	26,443	(11,814)	(69,522)
Basic earnings (loss) per share	(2.89)	0.73	0.34	(0.16)	(0.92)
Diluted earnings (loss) per share	(2.89)	0.69	0.33	(0.16)	(0.92)
Balance Sheet Data (at period end)
Working capital (2)	$334,054	$496,695	$542,037	$428,996	$489,216
Total assets	2,004,430	2,194,986	2,183,664	1,956,226	1,900,187
Total debt	776,012	776,731	758,158	659,527	658,205
Total stockholders’ equity attributable to Exide Technologies	153,072	401,794	404,787	332,334	326,227
Consolidated Cash Flow Data:
Cash provided by (used in):
Operating activities	$28,017	$91,768	$79,990	$109,162	$120,521
Investing activities	(79,246)	(109,201)	(71,796)	(95,242)	(101,087)
Financing activities	1,460	17,273	57,599	1,930	(29,441)
Other Data:
Capital expenditures	$101,501	$109,836	$88,589	$96,092	$108,914

(1)
Operating income reflects restructuring and impairment charges of $71.5 million, $10.9 million, $42.3 million, $80.6 million, and $75.0 million in fiscal 2013, 2012, 2011, 2010, and 2009, respectively.

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
Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” included in this Report on Form 10-K for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 12 to the Consolidated Financial Statements.
Executive Overview
The Company is a global producer and recycler of lead-acid batteries. The Company’s four business segments, Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW provide a comprehensive range of stored electrical energy products and services for transportation and industrial applications.
Transportation markets include Original Equipment (“OE”) and aftermarket automotive, heavy-duty truck, agricultural and marine applications, and new technologies for hybrid vehicles including Stop & Start; micro-hybrid flooded (“MHF”) and AGM, and other automotive applications. Industrial markets include batteries for telecommunications systems, utilities, railroads, computer installation and data centers, material handling, mining, and other commercial vehicles.
The Company’s four reportable segments are determined based upon the nature of the markets served and the geographic regions in which they operate. The Company’s chief operating decision-maker monitors and manages the financial performance of these four business groups.
Chapter 11 Case
Overview
On June 10, 2013, the Company filed a voluntary petition for relief under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 Case is being administered under the caption In re Exide Technologies, case number 13-11482.
The Company is operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as a debtor-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted a number of first day motions allowing the Debtor to pay pre-petition obligations to, among other parties, (i) employees, (ii) taxing authorities, (iii) insurance providers, (iv) independent contractors, (v) foreign vendors, and (vi) certain vendors deemed critical to the Debtors' operations.
While operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, the Debtor has not yet prepared or filed with the Bankruptcy Court a plan of reorganization. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and Bankruptcy Court appraisal, could materially change the amounts and classifications in the historical Consolidated Financial Statements.
No assurance can be given as to the value, if any, that may be ascribed to the Debtor's various pre-petition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtor's reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtor urges that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. We have received notice from NASDAQ that trading of the Company's common stock will be suspended at the opening of business on June 24, 2013 and NASDAQ will file with the Securities and Exchange Commission to remove the Company's securities from listing and registration on NASDAQ.
General Information
Notices to Creditors; Effect of Automatic Stay. The Debtor has begun the process of seeking to notify all known current or potential creditors that the Chapter 11 Case had been filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtor's Chapter 11 Case automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtor or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtor, or to create, perfect or enforce any lien against the property of the Debtor, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.
Executory Contracts and Unexpired Leases. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtor may assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Under the Bankruptcy Code, the Debtor's rights to assume or assume and assign unexpired leases of non-residential real estate expire on 120 days after the Petition Date (subject to further extension by the Bankruptcy Court but not to exceed 210 days from the Petition Date). In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtor from performing its future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtor's estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtor to cure existing defaults under such executory contract or unexpired lease.
Any description of an executory contract or unexpired lease elsewhere in this report or reflected in the Notes to the Consolidated Financial Statements, including where applicable the Debtor's express termination rights or a quantification of its obligations, must be read in conjunction with, and is qualified by, any rights the Debtor or counterparties have under Section 365 of the Bankruptcy Code.
The Debtor expects that liabilities subject to compromise and resolution in the Chapter 11 Case will arise in the future as a result of damage claims created by the Debtor's rejection of various executory contracts and unexpired leases. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material.
Magnitude of Potential Claims. The Debtor will file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtor, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.
Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtor's schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. The Bankruptcy Court has not yet established a date and time by which such proofs of claim must be filed.
Differences between amounts scheduled by the Debtor and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained.
Plan of reorganization. The Debtor has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of the plan. The Debtor's exclusivity period may be extended by the Court, for cause, for up to 18 months from the Petition Date. If the Debtor's exclusivity period lapses, any party in interest may file a plan of reorganization for the Debtor. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtor if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests - a process known as “cram down”. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the shareowners receive no recovery if the proponent of the plan demonstrates that (i) no class junior to the common stock is receiving or retaining property under the plan and (ii) no class of claims or interests senior to the common stock is being paid more than in full.
Liabilities Subject to Compromise. Subsequent to March 31, 2013, the Debtor has incurred and will continue to incur significant costs associated with its reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtor's results of operations. Pre-petition claims will be reflected in liabilities subject to compromise on the Consolidated Balance Sheets after March 31, 2013. For additional information, see Note 1 to the Consolidated Financial Statements.
Further Information. For further information regarding the Chapter 11 Case, see Note 1 to the Consolidated Financial Statements. Additional information about the Company's Chapter 11 filing is also available on www.exiderestructures.com.
Factors Which Affect the Company’s Financial Performance
Lead and other Raw Materials. Lead represents approximately 45.5% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) has decreased 7.0% from $2,274 per metric ton for the fiscal year ended March 31, 2012 to $2,114 per metric ton for the fiscal year ended March 31, 2013. At May 16, 2013, the quoted price on the LME was $1,967 per metric ton. To the extent that lead prices continue to be volatile and the Company is unable to pass higher material costs resulting from this volatility to its customers, its financial performance will be adversely impacted.
In the Americas, the Company has historically obtained the vast majority of its lead requirements from five Company-owned and operated secondary lead recycling plants. In fiscal 2013, the Company announced the closure of one of these facilities and the idling of another. The Company's recycling facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Historically, recycling in the Americas has helped the Company more effectively control the cost of its principal raw material when compared to purchasing lead at prevailing market prices on the LME. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. For example, the average market cost of purchased spent batteries increased approximately 8.7% for the twelve months ended March 31, 2013 versus the prior year period while lead prices on the LME have declined during the same period. The combination of higher spent battery costs and lower lead prices on the LME has put significant pressure on the Company’s margins. In response, the Company takes pricing actions as allowed by the market and is attempting to secure higher captive spent battery return rates to help mitigate the risks associated with this price volatility.
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
Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For fiscal 2013, the average exchange rate of the Euro to the U.S. Dollar has decreased 6.5% on average from $1.38 for fiscal 2012 to $1.29 for fiscal 2013. At March 31, 2013, the Euro was $1.28 as compared to $1.33 at March 31, 2012. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the fiscal year ended March 31, 2013, approximately 58.0% of the Company’s net sales were generated in Europe and ROW. Further, approximately 62.8% of the Company’s aggregate accounts receivable and inventory as of March 31, 2013 were held by European and ROW subsidiaries. To the extent foreign currencies are volatile, the Company’s financial performance could be adversely impacted.
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
Interest Rates. The Company is exposed to fluctuations in interest rates on its variable rate debt. See Note 8 and item 7A to the Consolidated Financial Statements.
Fiscal 2013 Highlights and Outlook
In the Americas, the Company obtains the vast majority of its lead requirements from Company-owned and operated secondary lead recycling plants. These facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Historically, Recycling has helped the Company control the cost of its principal raw material used in North America as compared to purchasing lead at prevailing market prices. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. The average cost of spent batteries increase approximately 8.7% in fiscal 2013 versus fiscal 2012. The Company continues to take pricing actions and is attempting to secure higher captive spent battery return rates to help mitigate price volatility associated with spent battery purchases in the open market.
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
The Company ceased operations at its Frisco, Texas recycling facility in December 2012 and idled secondary lead recycling operations at its Reading, Pennsylvania facility, effective March, 2013. Additionally, an order dated April 24, 2013 from the California Department of Toxic Substances Control (“DTSC”) required the Company to temporarily suspend recycling operations at its Vernon, California secondary lead recycling facility. The Company anticipates that its remaining U.S. operating recycling facilities including the currently suspended Vernon, California facility, will continue to provide a significant portion of the lead requirements for the Americas regions. The Company has established arrangements with third party recyclers in North America to provide tolling for the region’s remaining lead requirements. Limited additional purchases of finished lead from third party suppliers may also be required to satisfy the region’s requirement. Successful idling of the secondary lead recycling operations at the Reading, Pennsylvania facility will also allow the Company to avoid capital spending of up to as $30.0 million over the next 15 to 18 months.
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

(viii) Lifting the suspension order related to the Vernon, California secondary lead recycling facility.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial condition and results of operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
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
Valuation of Long -lived Assets. The Company’s long-lived assets include property, plant and equipment and identified intangible assets. Long-lived assets (other than indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these asset groups. If such asset groups are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated. Indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of indefinite-lived intangible assets is based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these long-lived assets or their related assumptions change in the future, the Company may be required to record impairment charges.
Employee Benefit Plans. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see Employee Benefit Plans herein and Note 9 to the Consolidated Financial Statements.
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
Accordingly, in fiscal 2013, the Company established a full valuation allowance against net deferred tax assets for entities in the U.S. resulting in an $85.1 million expense in our provision for income taxes.
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
Accordingly, in fiscal 2012, the Company released all of the valuation allowance against net deferred tax assets for entities in France resulting in a $73.6 million benefit in our provision for income taxes.
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
Results of Operations
Fiscal Year Ended March 31, 2013 compared with Fiscal Year Ended March 31, 2012
Net Sales
Net sales were $3.0 billion for fiscal 2013 versus $3.1 billion in fiscal 2012. Foreign currency translation unfavorably impacted net sales in fiscal 2013 by approximately $94.4 million. Excluding the foreign currency translation impact, net sales decreased by approximately $18.5 million, or 0.6%, primarily as a result of $77.6 million in unfavorable lead related pricing actions partially offset by higher unit sales in many of the Company's markets.
Net sales by segment:

	For the fiscal year ended		FAVORABLE / (UNFAVORABLE)
	March 31, 2013	March 31, 2012	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$879,831	$907,838	$(28,007)	$(1,434)	$(26,573)
Transportation Europe and ROW	926,978	1,014,292	(87,314)	(51,034)	(36,280)
Industrial Energy Americas	368,386	339,328	29,058	(348)	29,406
Industrial Energy Europe and ROW	796,503	823,192	(26,689)	(41,599)	14,910
Total	$2,971,698	$3,084,650	$(112,952)	$(94,415)	$(18,537)

Transportation Americas net sales, excluding the foreign currency translation impact, decreased 2.9% due to lower third party lead sales and $5.8 million of unfavorable lead related pricing actions, partially offset by an 11.8% increase in OEM unit sales and a 1.1% increase in aftermarket unit sales. Third-party lead sales in the twelve months of fiscal 2013 were approximately $45.1 million lower than such third-party sales in the twelve months of fiscal 2012 as the Company continued to reduce capacity in the volatile lead business, as evidenced by the previously announced shutdown of the Frisco, Texas recycling facility and idling of the Reading, Pennsylvania recycling facility.
Transportation Europe and ROW net sales, excluding foreign currency translation, decreased 3.6% mainly due to $35.6 million unfavorable impact of lead-related pricing, partially offset by 5.3% higher unit sales in the aftermarket.
Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 8.7% mainly due to 15.2% higher unit sales in the Network Power market and 2.1% higher unit sales in the Motive Power market, partially offset by $6.1 million unfavorable lead related pricing actions.
Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 1.8% primarily due to 10.8% higher unit sales in the Network Power market, offset by $30.1 million unfavorable lead related pricing actions.

Gross Profit
Gross profit was $407.3 million in fiscal 2013 versus $484.8 million in fiscal 2012. Gross margin was 13.7% of net sales in fiscal 2013 compared to 15.7% of net sales in fiscal 2012. Excluding the impact of foreign currency translation, gross profit decreased due to lower third-party lead margins in the Americas, combined with higher commodity costs (aggregating to $58.1 million in the Americas) and manufacturing inefficiencies due to lower production and certain operational issues in Europe and the Americas. The operational issues principally impact gross margin in the Americas and result from the relocation of production to support the Bristol, TN closure, inefficiencies from ramp up of sizable capital investments in Salina, KS, Columbus, GA, and maintenance related downtime in Muncie, IN. Foreign currency translation unfavorably impacted gross profit in fiscal 2013 by approximately $12.8 million.

Operating Expenses

i.
Selling and administrative expenses decreased $5.9 million, to $389.2 million in fiscal 2013 from $395.1 million in fiscal 2012. Excluding foreign currency translation impact of $9.8 million, the expenses increased by $3.9 million, primarily due to higher salaried related costs including sales commissions. lncluded in selling and administrative expenses were general and administrative expenses of $125.3 million in fiscal 2013 and $167.4 million in fiscal 2012.

ii.
Restructuring and impairment expenses increased by $60.6 million, to $71.5 million in fiscal 2013 from $10.9 million in fiscal 2012. The fiscal 2013 increase was primarily due to the closure of the Bristol, Tennessee flooded battery plant, the idling of the Reading, Pennsylvania lead recycling operations, the closure of GNB India, closure of Baton Rouge, and loss related to the sale of the transportation Australasia business and other asset impairments.
Operating (Loss) Income
Operating (loss) income was $(53.4) million at March 31, 2013 versus $78.9 million at March 31, 2012. See segments discussion below.
Operating (loss) income by segment:

	For the Fiscal Year Ended
	March 31, 2013		March 31, 2012		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(23,158)	(2.6)%	$9,513	1.0%	$(32,671)	$447	$(33,118)
Transportation Europe & ROW	20,335	2.2%	55,928	5.5%	(35,593)	(939)	(34,654)
Industrial Energy Americas	28,266	7.7%	41,657	12.3%	(13,391)	(39)	(13,352)
Industrial Energy Europe & ROW	21,787	2.7%	14,435	1.8%	7,352	(362)	7,714
Unallocated corporate	(29,096)	n/a	(31,780)	n/a	2,684	928	1,756
	18,134	0.6%	89,753	2.9%	(71,619)	35	(71,654)
Restructuring and impairments, net	(71,495)	n/a	(10,878)	n/a	(60,617)	278	(60,895)
Total	$(53,361)	(1.8)%	$78,875	2.6%	$(132,236)	$313	$(132,549)

Gross margins by segment:

	For the Fiscal Year Ended
	March 31, 2013	March 31, 2012
Transportation Americas	11.8%	14.5%
Transportation Europe & ROW	12.4%	15.3%
Industrial Energy Americas	19.8%	24.6%
Industrial Energy Europe & ROW	14.6%	13.9%
Total	13.7%	15.7%

Transportation Americas operating income, excluding the foreign currency translation impact, decreased primarily due to compressed margins resulting from lower third-party lead sales, higher recycled lead input costs, certain operational issues and decreased revenue from lower LME lead prices, offsetting positive pricing actions in the aftermarket. The impact of higher core costs combined with lower third-party lead margins aggregated approximately $43.0 million.
Lastly, the Company received an order dated April 24, 2013 from the DTSC requiring the Company to temporarily suspend recycling operations at its Vernon, California recycling facility. The Company is pursuing a negotiated resolution, as well as pursuing its legal remedies to overturn the suspension order, in an effort to resume operations, but is uncertain if or when the facility will reopen.  If the Company is unable to resume operations at the Vernon facility, the Company will need to find alternative sources of lead to ensure adequate supply of this critical raw material component in its products.  If the Company is unable to find such sources of lead or if it procures such sources of lead at significantly higher cost, such circumstances could result in a material adverse effect on the Company's results of operations.

Transportation Europe and ROW operating income, excluding foreign currency translation impact, decreased mainly due to the continued impact of competitive pricing in the aftermarket business combined with unfavorable mix resulting from a shift to lower margin private label products during the period, and manufacturing inefficiencies. Also negatively impacting fiscal 2012 is an out of period unfavorable inventory adjustment of $4.6 million related to the Company's Portuguese recycling facility.
Industrial Energy Americas also experienced compressed margins as a result of higher lead input costs and lower LME lead pricing, as well as start-up related costs in the Company's Columbus, Georgia facility associated with a new AGM production line. The impact of higher spent battery acquisition costs and lower relative LME based pricing was approximately $15.1 million for the year.
Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, increased mainly due higher unit sales in the Network Power segment, lower selling and administrative expenses resulting from cost cutting initiatives and lower headcount; partially offset by higher commodity costs.

Unallocated corporate operating expenses, excluding the foreign currency translation impact, decreased mainly due to lower salary related expenses and lower professional fees.
Other Expense (net)
Other expense was $4.2 million at March 31, 2013 versus $6.3 million at March 31, 2012. The favorable change primarily relates to lower foreign currency remeasurement expenses on related intercompany debt in fiscal 2013 versus the prior year.
Interest Expense (net)
Interest expense decreased $6.2 million, to $65.6 million as of March 31, 2013 from $71.8 million as of March 31, 2012 primarily due to decreases in certain short-term loans combined with higher gains on an interest rate swap transactions versus the prior year period.
Income Taxes

	For the Fiscal Year Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Pre-tax (loss) income	$(123,176)	$751
Income tax provision (benefit)	99,915	(55,203)
Effective tax rate	(81.1)%	(7,350.6)%
The income tax expense (benefit) for fiscal 2013 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. During the year the Company established an $85.1 million full valuation allowance for the United States after determining that it was not more likely than not that the Company would realize all deductible temporary differences and carryforwards in the forseeable future. In addition, the income tax expense was increased by the establishment of valuation allowance in India and Portugal aggregating $3.5 million.
The income tax expense (benefit) for fiscal 2012 was impacted by the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United Kingdom and Spain, on which full valuation allowances are recorded. In addition, the Company released $73.6 million valuation allowance for France after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the forseeable future. In addition, the income tax benefit was decreased by the establishment of valuation allowances in India and Portugal aggregating $4.2 million.
During fiscal 2012, the Company recorded a $13.4 million settlement with the Spanish tax authorities regarding its current and certain former Spanish subsidiaries. The settlement permanently closes income tax audits for fiscal years 2003 through 2010. This settlement resulted in the forfeiture of the $13.4 million previously paid during the appeal process.

Fiscal Year Ended March 31, 2012 compared with Fiscal Year Ended March 31, 2011
Net Sales

Net sales were $3.1 billion for fiscal 2012 versus $2.9 billion in fiscal 2011. Foreign currency translation favorably impacted net sales in fiscal 2012 by approximately $57.6 million. Excluding the foreign currency translation impact, net sales increased by approximately $139.6 million, or 4.8%, primarily as a result of higher unit sales in many of the Company's markets and an estimated $115.5 million related to lead price increases.

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
Gross Profit

Gross profit was $484.8 million in fiscal 2012 versus $541.3 million in fiscal 2011. Gross margin was 15.7% of net sales in fiscal 2012 compared to 18.7% of net sales in fiscal 2011. Excluding the foreign currency translation impact, gross profit decreased due to higher commodity costs, manufacturing inefficiencies due to lower production and certain operational issues and lower unit sales in Transportation Americas. Gross margin was unfavorably impacted by 60 basis points resulting from unrecovered lead costs. Foreign currency translation favorably impacted gross profit in fiscal 2012 by approximately $8.7 million. Also negatively impacting fiscal 2012 is an out of period unfavorable inventory adjustment of $4.6 million related to the Company's Portuguese recycling facility.

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

Operating Income (Loss) by segment:

	For the Fiscal Year Ended				FAVORABLE / (UNFAVORABLE)
	March 31, 2012		March 31, 2011
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$9,513	1.0%	$62,368	6.6%	$(52,855)	$91	$(52,946)
Transportation Europe and ROW	55,928	5.5%	65,792	7.1%	(9,864)	(1,272)	(8,592)
Industrial Energy Americas	41,657	12.3%	25,220	8.5%	16,437	(55)	16,492
Industrial Energy Europe and ROW	14,435	1.8%	23,149	3.2%	(8,714)	2,309	(11,023)
Unallocated corporate	(31,780)	n/a	(38,470)	n/a	6,690	(1,242)	7,932
	89,753	2.9%	138,059	4.8%	(48,306)	(169)	(48,137)
Restructuring and impairments, net	(10,878)	n/a	(42,286)	n/a	31,408	(113)	31,521
Total	$78,875	2.6%	$95,773	3.3%	$(16,898)	$(282)	$(16,616)
Gross margins by segment:

	For the Fiscal Year Ended
	March 31, 2012	March 31, 2011
Transportation Americas	14.5%	19.5%
Transportation Europe & ROW	15.3%	17.8%
Industrial Energy Americas	24.6%	23.7%
Industrial Energy Europe & ROW	13.9%	16.9%
Total	15.7%	18.7%

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

Transportation Europe and ROW operating income, excluding foreign currency translation impact, decreased mainly due to higher commodity costs including lead, partially offset by pricing actions and higher unit sales in the OEM channel. Also negatively impacting fiscal 2012 results is an out of period unfavorable inventory adjustment of $4.6 million, or 50 basis points related to the Company's Portuguese recycling facility. The increase in net sales and cost of sales from lead related pricing had a 90 basis point unfavorable impact on operating and gross margins.

  Industrial Energy Americas operating income increased primarily due to higher unit sales in the Motive Power and Network Power markets as well as improved manufacturing efficiencies, lower warranty expenses and other expense reductions. Higher margin tubular motive power product sales continued at an increasing rate, fully utilizing our current capacity.

 Industrial Energy Europe and ROW operating income, excluding foreign currency translation impact, decreased mainly due to higher commodity costs, principally lead. Lead related pricing impacted operating and gross margins unfavorably by 20 basis points. This business was further impacted by a higher percentage of lower margin motive sales, continued softness in the network power business and capacity utilization rates in our factories in the low 80's.
Unallocated corporate operating expenses, excluding the foreign currency translation impact, decreased mainly due to lower salary related expenses, professional fees, and stock compensation expenses.
Other Expense (net)

Other expense (income) was $6.3 million at March 31, 2012 versus $2.2 million at March 31, 2011. The unfavorable change primarily relates to an approximate $12.4 million increase in currency remeasurement loss, partially offset by a decrease in reorganization items and $4.6 million gain on interest rate swap settlement.

Interest Expense (net)

Interest expense increased $ 9.4 million, to $71.8 million as of March 31, 2012 from $62.4 million as of March 31, 2011 primarily due to increased borrowings resulting from our January 2011 debt refinancing.
Income Taxes

	For the fiscal year ended
	March 31, 2012	March 31, 2011
	(In thousands)
Pre-tax income	$751	$20,316
Income tax (benefit)	(55,203)	(6,496)
Effective tax rate	(7,350.6)%	(32.0)%

The income tax expense (benefit) for fiscal 2012 was impacted by the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United Kingdom and Spain, on which full valuation allowances are recorded. In addition, the Company released $73.6 million valuation allowance for France after determining that it was more likely than not that the Company would realize all deductible temporary differences and carryforwards in the forseeable future. In addition, the income tax benefit was decreased by the establishment of valuation allowance in India and Portugal aggregating $4.2 million.
During fiscal 2012, the Company recorded a $13.4 million settlement with the Spanish tax authorities regarding its current and certain former Spanish subsidiaries. The settlement permanently closes income tax audits for fiscal years 2003 through 2010. This withdrawal resulted in the forfeiture of the $13.4 million previously paid during the appeal process.

   The income tax expense (benefit) for fiscal 2011 was impacted by the generation of income in tax paying jurisdictions in certain countries in Europe, Asia, the U.S. and Canada, and the movement of valuation allowances in the United Kingdom, Spain, and France. During the year, the income tax benefit increased by the reversal of valuation allowance in Italy and Australia of $15.0 million and tax rate differential on foreign earnings of $12.0 million.

Liquidity and Capital Resources
The Chapter 11 petitions triggered defaults on substantially all debt obligations of the Debtor and as a result, the Senior Secured Notes, Convertible Notes and ABL facility described below have been accelerated and are due and payable. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtor's estate. To enhance liquidity, in connection with the Chapter 11 Case, the Debtor filed motions seeking approval of the Bankruptcy Court for a $500.0 million Debtor in Possession financing.
At March 31, 2013, the Company had cash and cash equivalents of $104.3 million and availability under the senior secured asset-backed revolving credit facility (the “ABL facility”) of $129.4 million. Because the Company did not currently meet the minimum fixed charge coverage ratio of 1:00 to 1:00 as defined in the ABL facility, the March 31, 2013 availability was reduced by $30.0 million to reflect the Company's inability to access $30.0 million of the ABL facility. This compared to cash and cash equivalents of $155.4 million and availability under the Company’s revolving credit facility of $152.8 million as of March 31, 2012.

DIP Facilities
In connection with the Chapter 11 Case, the Debtor filed motions seeking Bankruptcy Court approval of Debtor-in-Possession financing on the terms set forth in the DIP Credit Agreement. The DIP Credit Agreement provides for senior secured superpriority debtor in possession financing facilities in an aggregate amount of up to $500 million, consisting of a $225 million ABL revolving credit facility, subject to a borrowing base, and a $275 million "last out" term loan facility. Subject to satisfaction of conditions to borrowing, the entire ABL revolving credit facility and $170 million of the term loan facility will be available upon entry of the interim order and the balance of the term loan facility will be available upon entry of the final order. The proceeds of the DIP Financing will be immediately used in part to repay amounts outstanding under the pre-petition ABL revolving credit facility provided by Wells Fargo Capital Financing, LLC, as administrative agent, and a group of lenders party thereto, as to which there is approximately $160 million in borrowings and letters of credit outstanding.

The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur of (i) the date occurring 16 months following the closing date, (ii) 45 days after the entry of the interim financing order if the final financing order has not been entered by the Bankruptcy Court, (iii) the effective date of the Debtor plan of reorganization and (iv) the acceleration of such loans. The revolving loans bear interest at the rate of LIBOR plus 3.25% and the term loans bear interest at a rate of 9.00%. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the US Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100% pledge of the equity interests of certain of the Borrowers' direct and indirect subsidiaries. The DIP Credit Agreement requires the Borrowers to comply with financial covenants relating to minimum liquidity, maximum capital expenditures, cumulative total adjusted operating cash flow, minimum cumulative EBITDA and minimum twelve-month trailing EBITDA.

Events of default under the DIP Credit Agreement include, among others, failure to pay any principal, interest or other amount due under the applicable credit agreement, breach of specific covenants and a change of control of the Company. Upon an event of default, the requisite lenders may declare the outstanding obligations under the DIP Credit Agreement to be immediately due and payable and exercise other rights and remedies provided for thereunder.
The Company's business may not generate cash flow in an amount sufficient to enable it to pay the principal of, or interest on the Company's indebtedness, or to fund the Company's other liquidity needs, including working capital, capital expenditures, strategic acquisitions, investments and alliances, restructuring actions, costs related to the Chapter 11 Case and other general corporate requirements. If the Company cannot fund its liquidity needs, it will have to take actions such as reducing or delaying capital expenditures, strategic acquisitions, and investments and alliances; selling additional assets; restructuring or refinancing its debt; or seeking additional equity capital. These actions may be restricted as a result of the Debtor's Chapter 11 proceeding and the DIP Credit Agreement. Such actions could increase the Company's debt, negatively impact customer confidence in the Company's ability to provide products and services, reduce the Company's ability to raise additional capital, delayed improvements in profitability, and adversely affect the Company's ability to emerge from bankruptcy. There can be no assurance that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit the Company to meet its scheduled debt service obligations. In addition, if the Company incurs additional debt, the risks associated with its substantial leverage, including the risk that it will be unable to service the Company's debt or generate enough cash flow to fund its liquidity needs, could intensify.
The Senior Secured Notes
In January 2011, the Company issued $675.0 million in aggregate principal amount of 8 5/8% senior secured notes (“Senior Secured Notes” or “Notes”) due February 1, 2018. The proceeds of the Senior Secured Notes were used to (1) repay outstanding borrowings under the Company’s credit facilities existing prior to that offering; (2) fund the tender offer and consent solicitation and subsequent redemption by the Company of all of the then-outstanding 10.5% Senior Secured Notes due 2013 after the completion of the tender offer; and (3) fund ongoing working capital and other general corporate purposes. Borrowings under the Senior Secured Notes bear interest at a rate of 8 5/8% per annum, payable semi-annually in arrears in February and August, and mature on February 1, 2018.
The indenture for these Notes contains certain covenants which limit the ability of the Company and its subsidiaries’ ability to, among other things, incur debt, pay dividends, make investments, create liens or use assets as security, and sell assets including the capital stock of subsidiaries.

Asset-Backed Revolving Credit Facility

In January 2011, the Company entered into an ABL facility with a borrowing capacity of $200.0 million, and includes a letter of credit sub-facility of $75.0 million, a swingline sub-facility of $25.0 million and an accordion feature that permits the

Company to increase the revolving credit commitments by an amount up to $50.0 million (for an aggregate revolving credit commitment of up to $250.0 million) if the Company obtains commitments from existing or new lenders for such increase. Revolving loans and letters of credit under the ABL facility will be available in U.S. Dollars and Euros. The ABL facility will mature January 25, 2016. The ABL facility (not including the swingline sub-facility) bears interest at a rate equal to (1) the base rate plus an interest margin or (2) LIBOR (for U.S. Dollar or Euro denominated revolving loans, as applicable) plus an interest margin. The base rate will be a rate per annum equal to the greatest of (a) the U.S. Federal Funds Rate plus 0.5%, (b) the prime commercial lending rate of the administrative agent, and (c) a rate equal to LIBOR for a one-month interest period plus 1.0%. The swingline sub-facility will bear interest at a rate per annum equal to the applicable floating rate (base rate or LIBOR for a one-month interest period) plus an interest margin. The interest margin will be adjusted quarterly based on the average amount available for drawing under the ABL facility and will range between 2.8% and 3.3% per annum for LIBOR borrowings and 1.8% and 2.3% per annum for base rate borrowings.
The obligations under the ABL facility are guaranteed by certain of the Company’s domestic subsidiaries. The obligations of Exide C.V. under the ABL facility are guaranteed by the Company’s domestic subsidiaries and certain foreign subsidiaries.
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
The ABL facility contains customary conditions including restrictions on, among other things, the incurrence of indebtedness and liens, dividends and other distributions, consolidations and mergers, the purchase and sale of assets, the issuance or redemption of equity interests, loans and investments, acquisitions, intercompany transactions, a change of control, voluntary payments and modifications of indebtedness, modification of organizational documents and material contracts, affiliate transactions, and changes in lines of business. The ABL facility also contains a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio of 1.00 to 1.00, tested monthly on a trailing twelve-month basis, if at any time the Company’s excess availability under the ABL facility is less than the greater of $30.0 million and 15.0% of the aggregate commitments of the lenders. Consequently, if the Company cannot satisfy the fixed charge coverage ratio, the Company would be unable to access $30.0 million under the ABL facility without breaching such covenant.

The Convertible Notes

In March 2005, the Company issued floating rate convertible senior subordinated notes ("Convertible Notes") due September 18, 2013, with an aggregate principal amount of $60.0 million. The convertible notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2013 and March 31, 2012 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10.0% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount. In a series of transactions in November 2012, the Company repurchased an aggregate of $4.2 million of convertible notes in open market purchases. As of March 31, 2013, the aggregate principal amount of outstanding convertible notes was $55.8 million.

At March 31, 2013, the Company was in compliance with covenants contained in the ABL facility and indenture governing the Senior Secured Notes and the floating rate convertible subordinated notes.

At March 31, 2013, the Company had outstanding letters of credit with a face value of $46.8 million and surety bonds with a face value of $53.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2013, pursuant to the terms of the agreement, was $24.3 million.

Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. March 31, 2013, bank guarantees with an aggregate face value of $11.2 million were outstanding.

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
Sources and Uses of Cash
The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable in certain European subsidiaries. Additional cash has been generated in the past several years through rights offerings, common stock issuances, and the sale of non-core businesses and assets.
The Company’s liquidity needs arise primarily in the funding of working capital, and obligations on indebtedness and capital expenditures. Because of the seasonality of the Company’s business, more cash has typically been generated in the third and fourth fiscal quarters than the first and second fiscal quarters. Greatest cash demands from operations have historically occurred during the months of March through October, which can adversely affect the Company’s liquidity during these periods.
Going forward, the Company’s principal sources of liquidity are expected to be cash on hand, cash from operations, borrowings under the DIP facilities, and the sale of idled assets, principally closed facilities.
Cash flows provided by operating activities were $28.0 million and $91.8 million in fiscal 2013 and fiscal 2012 respectively. The operating cash flows decreased primarily due to lower operating profits.
The Company generated $19.0 million and $0.6 million in cash from the sale of non-core assets in fiscal 2013 and fiscal 2012, respectively. These proceeds principally relate to the sale of the Company's transportation Australasia business and surplus land and buildings.
Total debt at March 31, 2013 was $776.0 million, as compared to $776.7 million at March 31, 2012. See Note 8 to the Consolidated Financial Statements for the composition of such debt.
Cash provided by financing activities was $1.5 million and $17.3 million in fiscal 2013 and fiscal 2012, respectively. The change relates primarily to net proceeds from increases in short-term borrowings and other debt.
Capital expenditures were $101.5 million and $109.8 million in fiscal 2013 and fiscal 2012, respectively.
Total pension and other post-retirement employer contributions and direct benefit payments were approximately $27.1 million and $29.4 million in fiscal 2013 and fiscal 2012, respectively. In the U.S., the Company adopted the Moving Ahead for Progress in the 21st Century Act (“The MAP-21”) which essentially defers funding and eliminates additional funding requirements for the Company’s U.S. plans through fiscal 2014. This legislation was signed into U.S. law on July 6, 2012.

In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. The Company believes the sale, which is subject to certain pre-closing actions, will provide cash proceeds after deducting closure related costs, of approximately $37.0 million. The buyer has fully funded an escrow account with the purchase price, a portion of which is currently available to the Company for certain demolition and remediation activities. At the request of regulators and others, the Company will allow interested parties to provide input on pre-closure remedial activities, which may include one or more notice and comment periods. Accordingly, the Company currently believes that the cash proceeds will be received in early fiscal 2015. Under the Company's indenture for the Notes, these proceeds are required to be invested in future U.S. capital expenditures or toward the repurchase of any Notes outstanding. Under the DIP Credit Agreement, these proceeds will be used to repay outstanding borrowings under the ABL Facility. In addition, the Company believes the transaction will have a net favorable impact on pre-tax income of approximately $25.0 to $27.0 million, which the Company currently expects to record upon finalizing the closing activities and receiving the cash proceeds.

Lastly, the Company received an order dated April 24, 2013 from the DTSC requiring the Company to temporarily suspend recycling operations at its Vernon, California recycling facility. The Company is pursuing a negotiated resolution, as well as pursuing its legal remedies to overturn the suspension order, in an effort to resume operations, but is uncertain if or when the facility will reopen.  If the Company is unable to resume operations at the Vernon facility, the Company will need to find alternative sources of lead to ensure adequate supply of this critical raw material component in its products.  If the Company is unable to find such sources of lead or if it procures such sources of lead at significantly higher cost, such circumstances could result in a material adverse effect on the Company's results of operations and cash flows.

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
At March 31, 2013, the Company had decreased the discount rates used to value its pension benefit obligations to reflect the decrease in yields on high quality corporate bonds, and decreased the rate of compensation increases to reflect current inflationary expectations. The aggregate effect of these changes increased the present value of projected benefit obligations as of March 31, 2013.
A one-percentage point increase or decrease in the weighted average expected return on plan assets for defined benefit plans would increase or decrease net periodic benefit cost by approximately $4.8 million in fiscal 2013. A one-percentage point increase in the weighted average discount rate would decrease net periodic benefit cost for defined benefit plans by approximately $0.4 million in fiscal 2013. A one-percentage point decrease in the weighted average discount rate would increase net periodic benefit cost for defined benefit plans by approximately $0.4 million in fiscal 2013.
Plan Funding Requirements
Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements. The Company expects its cumulative minimum future cash contributions to its pension plans will total approximately $98.3 million from fiscal 2014 to fiscal 2018, including $14.8 million in fiscal 2014. In addition, the Company expects that cumulative contributions to its other post retirement benefit plans will total approximately $9.0 million from fiscal 2014 to fiscal 2018, including $1.9 million in fiscal 2014.
Financial Instruments and Market Risk
From time to time, the Company has used forward contracts to hedge certain commodity price exposures, including lead. The forward contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company expects that it may increase the use of financial instruments, including fixed and variable rate debt as well as swap, forward and option contracts to finance its operations and to hedge interest rate, currency and certain commodity purchasing related risks in the future. The swap, forward, and option contracts would be entered into for periods consistent with related underlying exposures and would not constitute positions independent of those exposures. The Company has not entered into, and does not intend to enter into, contracts for speculative purposes nor be a party to any leveraged instruments. For further discussion of the Company’s financial instruments, see Note 3 to the Consolidated Financial Statements.
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
Accounts Receivable Factoring Arrangements
In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements in virtually all cases do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $93.3 million and $69.6 million of foreign currency trade accounts receivable at March 31, 2013 and 2012, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.
Contractual Obligations and Commercial Commitments
The Company’s contractual obligations and commercial commitments at March 31, 2013 are summarized by fiscal year in which the payments are due in the following table:

	2014	2015	2016	2017	2018	2019 and beyond	Total
	(in thousands)
Short-term borrowings	$22,017	$—	$—	$—	$—	$—	$22,017
Convertible Notes	55,750	—	—	—	—	—	55,750
Senior Secured Notes	—	—	—	—	675,000	—	675,000
Other term loans	4,381	5,082	2,057	2,130	2,019	7,576	23,245
Interest on long-term debt (a)	58,219	58,219	58,219	58,219	48,676	—	281,552
Operating leases	23,949	16,009	10,054	5,458	2,825	5,417	63,712
Other non-current liabilities (b)	—	20,493	14,022	7,741	6,423	49,343	98,022
Total	$164,316	$99,803	$84,352	$73,548	$734,943	$62,336	$1,219,298

(a)	Reflects the Company’s scheduled interest payments and assumes an interest rate of 0.0% on the convertible notes, and 8 5/8% on the Senior Secured Notes.

(b)	Other non-current liabilities include amounts on the Consolidated Balance Sheet as of March 31, 2013 (amounts that have been discounted are reflected as such on the table above).

(c)
Pension and other post-retirement benefit obligations are not included in the table above. The Company expects that cumulative contributions to its pension plans will total approximately $98.3 million from fiscal 2014 to fiscal 2018, including $14.8 million in fiscal 2014. In addition, the Company expects that cumulative contributions to its other post-retirement benefit plans will total approximately $9.0 million from fiscal 2014 to fiscal 2018, including $1.9 million in fiscal 2014. See Note 9 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
The Company is exposed to market risks from changes in foreign currency exchange rates, certain commodity prices and interest rates. The Company does not enter into contracts without the intent to mitigate a particular risk, nor is it a party to any leveraged instruments.
Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency risk related to uncertainties to which future earnings or asset and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies. More specifically, the Company is exposed to foreign currency risk in most European countries, principally Germany, France, the United Kingdom, Spain, Italy, and Poland. It is also exposed, although to a lesser extent, to foreign currency risk in Australia and countries in the Pacific Rim. Movements of exchange rates against the U.S. Dollar can result in variations in the U.S. Dollar value of non-U.S. sales. In some instances, gains in one currency may be offset by losses in another. The Company entered into foreign currency forward contracts to mitigate the effect of foreign currency exchange rate fluctuations on certain transactions subject to foreign currency risk. See Note 3 to the Consolidated Financial Statements.
Commodity Price Risk
Lead is the primary material used in the manufacture of lead-acid batteries, representing approximately 45.5% of the Company’s cost of goods sold. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. The Company occasionally enters into certain lead and non-lead commodity hedging instruments to mitigate the effect of price fluctuations in those commodities. See Note 3 to the Consolidated Financial Statements.

Interest Rate Risk
The Company is exposed to interest rate risk on its short-term borrowings and a portion of its long-term debt. The following table presents the expected outstanding debt balances and related interest rates, excluding capital lease obligations and lines of credit, under the terms of the Company’s borrowing arrangements in effect at March 31, 2013.

	March 31,					2019 and beyond
	2014	2015	2016	2017	2018
	(In thousands)
Senior Secured Notes	$675,000	$675,000	$675,000	$675,000	—	—
Fixed interest rate	8.625%	8.625%	8.625%	8.625%	—	—
Convertible Notes	—	—	—	—	—	—
Variable interest rate	—%	—	—	—	—	—
Other term loans	18,864	13,782	11,725	9,595	7,576	—
Fixed interest rate	1.0%	0.9%	0.8%	0.8%	0.8%	—
  Variable components of interest rates based upon market rates at March 31, 2013. See Note 8 to the Consolidated Financial Statements.
Effects of Inflation
Inflation has not had a material impact on the Company’s operations. The Company generally has been able to partially offset the effects of inflation with cost-reduction programs, operating efficiencies, and pricing actions.

Future Environmental Developments
As a result of its multinational manufacturing, distribution and recycling operations, the Company is subject to numerous federal, state, and local environmental, occupational safety, and health laws and regulations, and similar laws and regulations in other countries in which the Company operates. For a discussion of the legal proceedings relating to environmental matters, see Note 12 to the Consolidated Financial Statements.
Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements in Part IV Exhibits and Financial Statement Schedules.
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
Management, together with our chief executive officer and chief financial officer, has completed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and on those criteria, we determined that, as of March 31, 2013, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of the Audit Committee

Purpose

The Audit Committee reviews the Company's financial reporting process on behalf of the Board. The purpose, authority and responsibilities of the Audit Committee are specified in its charter, which most recently was revised in fiscal 2013, and is available on our website at http://ir.exide.com/committees.cfm.

Independent Public Accountant Communications

The Committee discussed with the independent public accountants for fiscal 2013, KPMG LLP, matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended, including, among other things, management judgments and accounting estimates, as well as whether there were any significant audit adjustments, any disagreements with management or any difficulties encountered in performing the audit. The Committee also discussed with its independent public accountants matters relating to its independence, which discussion included a review of the firm's audit and non-audit fees, as the fees may be modified or supplemented from time to time. In connection with such discussions, the Committee received and reviewed the written disclosures and letter from its independent public accountants required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the audit committee concerning independence. The Committee met separately at least quarterly with its independent public accountants, without management present.

Internal Controls

During fiscal 2013, the Committee discussed with management its assessment of the effectiveness of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and whether any deficiencies existed. The Committee also discussed with the Company's independent its evaluation of management's assessment of our internal controls.

Review of Periodic Reports

The Committee reviewed and discussed with management and the independent public accountants each of our quarterly and annual reports for fiscal 2013, including our audited financial statements, which review included a discussion regarding accounting principles, practices and judgments. The Committee also reviewed and discussed with management the earnings press releases accompanying such quarterly and annual reports.

Audited Financial Statements

Based on its review of the audited consolidated financial statements, as well as its discussions with management and the independent registered public accounting firm, including those discussions mentioned above related to independent registered public accounting firm communications, the Committee recommended to the Board and the Board approved the inclusion of our audited consolidated financial statements in our Annual Report on Form 10-K for fiscal 2013 for filing with the SEC.

Members of the Audit Committee*

Michael P. Ressner, Chairman
Herbert F. Aspbury
Michael R. D'Appolonia
David S. Ferguson
John O'Higgins

*Mr. D'Appolonia served on the Committee until June 29, 2013. Mr. Ressner was appointed to the Committee, and designated Committee Chairman on June 29, 2013.

Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The name, age at May 31, 2013 and position of each of our executive officers and directors are presented below.

Name	Age	Position
James R. Bolch	55	President and Chief Executive Officer and Director
Carla Chaney	42	Executive Vice President, Human Resources and Communications
Bruce Cole	50	Executive Vice President, Asia Pacific, Strategy and Business Development
Phillip A. Damaska	58	Executive Vice President and Chief Financial Officer
Barbara A. Hatcher	58	Executive Vice President and General Counsel
R. Paul Hirt, Jr.	53	Executive Vice President and President, Exide Americas
Louis E. Martinez	47	Vice President, Corporate Controller, and Chief Accounting Officer
Michael Ostermann	47	Executive Vice President and President, Exide Europe
Herbert F. Aspbury	68	Director
Michael R. D'Appolonia	64	Director
David S. Ferguson	68	Director
John O'Higgins	49	Director
John P. Reilly	69	Director
Michael P. Ressner	64	Director
Carroll R. Wetzel, Jr.	69	Director
Officers
James R. Bolch is the Company's Chief Executive Officer, and member of the Board of Directors. Mr. Bolch joined the Company in July 2010. His career has spanned 30 years in global industrial businesses serving a variety of market segments. Before joining Exide, he served as Senior Vice President and President, Industrial Technologies Sector at Ingersoll Rand Company. He joined Ingersoll Rand in 2005 from Schindler Elevator Corporation, where he served as Executive Vice President of the Service Business. Prior to his tenure at Schindler Elevator Corporation, Mr. Bolch spent 21 years with United Technologies Corporation. Mr. Bolch currently serves as a member of the Board of Directors of Chicago Bridge & Iron Company, N.V.
Carla J. Chaney is the Company's Executive Vice President, Human Resources and Communications.  Ms. Chaney joined Exide as Executive Vice President, Human Resources in February 2012. Prior to joining Exide, Ms. Chaney was Group Vice President, Human Resources for Newell Rubbermaid, Inc.  She held a variety of leadership roles at Newell Rubbermaid including Regional Vice President, Human Resources, EMEA and Corporate Vice President, Global Organization and People Development.  Ms. Chaney also served in numerous HR positions at Georgia-Pacific Corporation, including Director Human Resources, U.S. Manufacturing and Manager, Acquisitions and Divestitures.
Bruce Cole is the Company's Executive Vice President, Asia Pacific, Strategy and Business Development. Mr. Cole joined the Company in September 2000 in connection with the Company's acquisition of GNB. Mr. Cole joined GNB in 1989. Mr. Cole served as President, Transportation Americas from August 2007 to April 2011, President, Exide Americas April 2011 to November 2011 and prior to that was Vice President and General Manager, North American Recycling. Mr. Cole has also served in a variety of roles at the Company including Vice President, Manufacturing & Engineering for Industrial Energy Americas and Vice President, Global Marketing, Industrial Energy.
Phillip A. Damaska is the Company's Executive Vice President and Chief Financial Officer. Mr. Damaska joined the Company in January 2005 as Vice President, Finance, was appointed Vice President and Corporate Controller in September 2005, was named Senior Vice President and Corporate Controller in March 2006, and was named Executive Vice President and Chief Financial Officer effective April 1, 2008. Prior to joining the Company, Mr. Damaska served in numerous capacities with Freudenberg-NOK from 1996 through 2004, most recently as President of Corteco, an automotive and industrial seal supplier that is part of the partnership's global group of companies.

Barbara A. Hatcher is the Company's Executive Vice President and General Counsel. Ms. Hatcher joined the Company in September 2000 in connection with the Company's acquisition of GNB. Ms. Hatcher has been Executive Vice President and General Counsel since May 2006, after having served as Deputy General Counsel from April 2004 through April 2006. Ms. Hatcher previously served as GNB's Vice President & General Counsel.
R. Paul Hirt, Jr. is the Company's Executive Vice President and President, Exide Americas. Mr. Hirt joined Exide in October 2011. Prior to joining the Company, Mr. Hirt served as President and Chief Executive Officer of Sigma Electric Manufacturing Company from 2007 until October 2011. Mr. Hirt previously served from 1981 to 2007 in a number of positions at General Electric Company, most recently as General Manager, Americas Sales-GE Silicones from 2004 to 2007.
Louis E. Martinez is the Company's Vice President, Corporate Controller, and Chief Accounting Officer. Mr. Martinez was appointed to this position in March 2008. Previously, Mr. Martinez served as the Company's Assistant Corporate Controller since joining the Company in May 2005. Mr. Martinez served as Corporate Controller for Airgate PCS, Inc., from March 2003 through May 2005. Mr. Martinez has also served as Corporate Controller for Cotelligent, Inc., from March 2000 through February 2003 and as Director of Finance & Controller for Aegis Communications Group from 1996 through February 2000.
Michael Ostermann is the Company's Executive Vice President and President, Exide Europe. Mr. Ostermann joined Exide in January 2009 as President, Transportation Europe and was named President, Exide Europe in March 2010. Prior to joining the Company, Mr. Ostermann served in a variety of automotive industry and operational roles including his most recent position as Management Board Member and Managing Director for Frauenthal Holding AG, a European manufacturer of industrial ceramic products. Mr. Ostermann was responsible for establishing that company's Automotive Division.
Directors

Herbert F. Aspbury, has been a member of the Company's Board since August, 2006. Mr. Aspbury is the former Chairman of the Board of Trustees of Villanova University, a position he held from 2008 until his retirement in December 2010. Mr. Aspbury previously served as the chair of the University's Audit and Finance Committee. He has also served as an Adjunct Professor of the Fisher Graduate School of International Business of the Monterey Institute of International Studies, and has lectured at Cornell University's joint MBA program with Queens University, Ontario. Mr. Aspbury retired from Chase Manhattan Bank in 2000 where he served in a number of capacities, most recently as the London-based Regional Executive for Europe, Africa and the Middle East. Mr. Aspbury was a member of Chase's Management Committee, and also sat on the Management Committees of Chase's predecessor banks, Manufacturers Hanover Trust Company and Chemical Bank. His overall banking career spanned 34 years, and was focused on corporate and investment banking. Mr. Aspbury is also a past director of the Royal Oak Foundation, the U.S. arm of Britain's National Trust, and served as its Chairman from 2004 through 2007. In April 2011, he joined the board of the Turks & Caicos Banking Company, a private bank which manages money for residents of the islands. Mr. Aspbury is a member of the Audit Committee, an audit committee financial expert under SEC rules, and a member of the Finance and Restructuring Committee.

Michael R. D'Appolonia, has been a member of the Company's Board since May 2004. Mr. D'Appolonia served as the President and Chief Executive Officer of Kinetic Systems, Inc., a global provider of process and mechanical solutions to the electronics, solar and biopharmaceutical industries from 2006 until his retirement in September 2010. From 2001 through 2005, Mr. D'Appolonia was President of Nightingale & Associates, LLC, a global management consulting firm providing financial and operational restructuring services to both publicly and privately held middle-market companies. In his consulting capacity, Mr. D'Appolonia served as an executive officer of a number of companies including Cone Mills Corporation, Moll Industries, Inc., McCulloch Corporation, Ametech, Inc., Halston Borghese, Inc. and Simmons Upholstered Furniture Inc. Mr. D'Appolonia's recent public company board of directors experience includes Westmoreland Coal Company (2008 - present) and The Washington Group (2001-2007). In addition to his experience with public companies, Mr. D'Appolonia previously served as a member of the board of directors of private companies including Kinetic Systems, Inc., and Reorganized Cone Mills Corporation. Mr. D'Appolonia is Chairman of the Finance and Restructuring Committe and a member of the Nominating and Corporate Governance Committee.

David S. Ferguson, has been a member of the Company's Board since August, 2005. Mr. Ferguson is the principal of DS Ferguson Enterprises, LLC, a retail consulting business. From September 2000 through July 2003, Mr. Ferguson served as President and Chief Executive Officer of Walmart Europe. Prior to that, he was President and Chief Executive Officer of Walmart Canada from February 1996 to September 2000. Mr. Ferguson was President and Chief Operating Officer as well as a director of Stuarts Department Stores from August 1994 through October 1995. Mr. Ferguson is a member of the board of directors of the Empire Company Limited, the parent company of Sobeys Inc., a Canadian grocery chain, a member of the Advisory Board of Emerge Scholarships, Inc., a 501(c)(3) non-profit organization that provides scholarships to women whose educations have been interrupted. Mr. Ferguson previously served on the Dean's Advisory Board of the Business School at

Morehouse College, the Board of Advisors for Miller Zell, Inc., and Vice-Chairman of the board of directors of NSB Retail Systems Plc. Mr. Ferguson is the Chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee.

John O'Higgins has been a member of the Company's Board since September 2010, Mr. O'Higgins is the Chief Executive of Spectris plc, a UK-headquartered company that provides analytical measurement and industrial controls for a variety of industries, and has served in that capacity since 2006. Mr. O'Higgins previously worked at Honeywell International, Inc. from 1991 to 2005, most recently as President of Asia Pacific from 2002 to 2005. Mr. O'Higgins began his career as a development engineer for Daimler Benz. Mr. O'Higgins is a member of the Audit Committee and the Nominating and Corporate Governance Committee.

John P. Reilly, has been a member of the Company's Board since May 2004. Mr. Reilly is the retired Chairman, President and Chief Executive Officer of Figgie International. Mr. Reilly has more than thirty years of experience in the automotive industry, where he has served as President and CEO of a number of automotive suppliers, including Stant Corporation and Tenneco Automotive. He has also held leadership positions at the former Chrysler Corporation and Navistar, and has served as President of Brunswick Corporation. Mr. Reilly's recent public company board of directors experience includes Material Sciences Corporation (2008 - present) and Timken Company (2006 - present). In addition to his experience with public companies, Mr. Reilly also serves as a member of the Board of Directors of Marshfield Door Systems, Inc. Mr. Reilly serves as Chairman of the Board and a member of the Organization and Compensation Committee.

Michael P. Ressner, has been a member of the Company's Board since May 2004. Mr. Ressner is a retired Nortel Networks executive who, between 1981 and 2003, served in a number of senior financial and operational management positions. Mr. Ressner was an Adjunct Professor of Applied Financial Management at North Carolina State University between 2002 and 2004. He has been an adviser within the College of Management at North Carolina State University since 2004. Mr. Ressner's recent public company board of directors experience includes Magellan Health Services, Inc. (2003 - present), Tekelec, Inc. (2006-2011), Entrust, Inc. (1999-2009), Riverstone Networks, Inc. (2003-2006) and Proxim Corporation (2003-2005). In addition to his experience with public companies, Mr. Ressner previously served on the board of Arsenal Digital Solutions. Mr. Ressner is the Chairman of the Audit Committee, an audit committee financial expert under SEC rules, and a member of the Organization and Compensation Committee.

Carroll R. Wetzel, Jr.. has been a member of the Company's Board since August, 2006. Mr. Wetzel served as non-executive Chairman of the Board of Directors of Safety Components International, Inc., a supplier of automotive airbag fabric and cushions and technical fabrics from 2000 to 2005. From 1988 to 1996, Mr. Wetzel served as co-head of the Merger and Acquisition Group at the Chase Manhattan Bank and previously as the head of the Mergers and Acquisitions Group at Chemical Bank. Prior to 1988, Mr. Wetzel served as a corporate finance officer at Smith Barney and at Dillon Read & Co., Inc. Mr. Wetzel's recent public company board of director experience includes PHH Corporation (2010-present), Brinks Home Security (2008-2010), Laidlaw International, Inc. (2003-2007), and Vice Chairman and lead director at Arch Wireless, Inc. (2002-2003). Mr. Wetzel also previously served as a director of Brinks Company. Mr. Wetzel is Chairman of the Organization and Compensation Committee and a member of the Finance and Restructuring Committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership. Based upon a review of filings with the SEC and written representations that no other reports were required, we believe that all of our directors, executive officers and 10% stockholders complied during fiscal 2013 with the reporting requirements of Section 16(a), with the exception of the following: Dominic J. Pileggi, a Director with the company until May 29, 2013, filed a Form 4 reflecting the purchase of shares in a November 15, 2012 open market transaction. The form was filed on November 28, 2012, nine days late. Michael Ostermann filed three Form 4s reflecting the surrender of shares to address tax obligations for grants of restricted stock units under the 2009 Stock Incentive Plan that vested on March 25, 2013, March 27, 2013 and March 29, 2013, respectively. The forms were filed on April 8, 2013, twelve days late, ten days late, and six days late, respectively.
Director Independence
Our Corporate Governance Guidelines require that at least a majority of Board members qualify as independent under the applicable listing standards of the NASDAQ Rules and Rule 10A-3(b)(1) under the Exchange Act. Each year, the Board reviews information provided by the directors and any other relevant information and, based on this information, makes an affirmative determination as to each director's independence. After considering the NASDAQ Rules and Rule 10A-3(b)(1)

under the Exchange Act, the Board determined that the following directors are independent: Messrs. Reilly, Aspbury, D'Appolonia, Ferguson, O'Higgins, Ressner and Wetzel. James R. Bolch, due to his employment with the Company, is not considered an independent director.

The Board has determined that all of the members of the Audit Committee, Compensation and Organization Committee, Finance and restructuring Committee and Nominating and Corporate Governance Committee are independent within the meaning of SEC regulations, the NASDAQ Rules and our Corporate Governance Guidelines. The Board has determined that Messrs. Aspbury and Ressner are qualified as audit committee financial experts within the meaning of SEC rules, and have financial sophistication within the meaning of the NASDAQ Rules.

The Company has entered into indemnification agreements with each of its directors and executive officers that provide for defense and indemnification against any judgment or costs assessed against them in the course of their service to us, as well as for the advancement of expenses and contribution in the event of joint liability.

In particular, the indemnification agreements provide contractual indemnification for the indemnitee that is meant to supplement the indemnification provided by our organizational documents. The indemnification agreements provide that we will indemnify and hold harmless each indemnitee, to the fullest extent permitted by law, against any and all expenses and losses, and any local or foreign stamp duties or taxes imposed as a result of the actual or deemed receipt of any payments under the indemnity agreement, that are paid or incurred by the indemnitee in connection with such proceeding. We will indemnify and hold harmless any indemnitee for all expenses paid or incurred by indemnitee in connection with each successfully resolved claim, issue or matter. The indemnification agreements further provide that we will not provide indemnification for any proceeding initiated or brought voluntarily by the indemnitee against us or our directors, officers or employees, or for any accounting of profits made from the purchase and sale by the indemnitee of our securities.

    The indemnification agreements also provide that we will advance, to the indemnitee, to the fullest extent permitted by law, any and all expenses paid or incurred by indemnitee in connection with any proceeding (whether prior to or after its final disposition), provided that the indemnitee is otherwise entitled to indemnification under the indemnification agreement.
The agreements do not permit indemnification for acts or omissions for which indemnification is not permitted under Delaware law.
Audit Committee Financial Expert
We have a standing audit committee, or the Audit Committee, in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. Ressner (Chairman), Aspbury, Ferguson and O'Higgins. The Board of Directors has determined that Messrs. Ressner, Aspbury, Ferguson and O'Higgins are “independent” as defined by the requirements of NASDAQ Listing Rules and that Messrs. Aspbury and Ressner qualify as “audit committee financial experts” as defined under Item 407(d)(5)(ii) of Regulation S-K

Compensation Committee Interlocks and Insider Participation

During fiscal 2013, Messrs. Pileggi, Reilly, Ressner and Wetzel each served for a period of time as a member of the Organization and Compensation Committee, none of whom:

•	is one of our current or former executive officers;

•
except for Mr. Pileggi, is or was a participant in a related person transaction in fiscal 2013 (for a description of this related person transaction or our policy on related person transactions, see “Certain Relationships and Related Transactions”); and

•	is an executive officer of another entity of which one of our executive officers serves on the board of directors.

There were no interlocking relationships between any of the Organization and Compensation Committee's members and the Company's executive officers during fiscal 2013.
Code of Ethics

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well and maintaining our integrity in the marketplace. We have adopted a Code of Ethics and Business Conduct for directors, officers (including the principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions) and all of our employees (the “Code of Ethics”). We have also adopted Corporate Governance Guidelines, which, in conjunction with our Certificate of Incorporation, Bylaws and committee charters, form the framework for our governance. Our Corporate Governance Guidelines and Code of Ethics are available on the Investor Relations page of our website http://www.exide.com. We will post on this website any amendments to the Code of Ethics or waivers of the Code of Ethics for directors and executive officers and will disclose waivers of the Code of Ethics in a Current Report on Form 8-K. Stockholders may request free printed copies of the Code of Ethics from: Exide Technologies, 13000 Deerfield Parkway, Building 200, Milton, Georgia 30004, Attn: Corporate Secretary.

We make available free of charge on our Internet web site at www.swmintl.com, and in print to any shareholder who requests, our Code of Conduct, Corporate Governance Guidelines, Independence Standards for Directors, Nominating and Corporate Governance Committee Charter, Audit Committee Charter, Finance and Restructuring Committee Charter, and Organization and Compensation Committee Charter. Requests for copies may be directed to the Investor Relations Department at our corporate headquarters.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS

Introduction

The Compensation Discussion and Analysis provides information regarding the compensation paid to our President and Chief Executive Officer, Chief Financial Officer and certain other executive officers who were the most highly compensated in fiscal 2013. These individuals, referred to collectively as “named executive officers” or “NEOs”, are identified below:

•	James R. Bolch - President and Chief Executive Officer

•	Phillip A. Damaska - Executive Vice President and Chief Financial Officer

•	Barbara A. Hatcher - Executive Vice President and General Counsel

•	R. Paul Hirt, Jr. - Executive Vice President and President, Exide Americas

•	Michael Ostermann - Executive Vice President and President, Exide Europe

Executive Summary

This Compensation Discussion and Analysis summarizes the Company's executive compensation programs and the decisions on compensation for our NEOs for fiscal 2013.   On June 10, 2013, the Company filed a voluntary petition for relief under the Bankruptcy Code. As a result, the continued performance of the Company's obligations under the fiscal 2012, 2013 and fiscal 2014 executive compensation plans and any agreements with our NEOs will be subject to review under the Chapter 11 proceeding.

Prior to the Chapter 11 filing, the following decisions were recommended by management and approved by the Committee:

•	Our NEOs will not receive any merit increases in their compensation in fiscal 2014; and

•	Our NEOs did not receive any annual bonuses under our annual incentive plan in respect of fiscal 2013.

•	Our NEOs did not receive any payout under the fiscal 2011 Performance Share Awards.

We seek to align the interests of our named executive officers with the interests of our stockholders. Historically, our compensation programs are designed to reward our named executive officers for the achievement of short-term and long-term strategic and operational goals and the achievement of increased total shareholder return, while at the same time discouraging unnecessary or excessive risk-taking. Our named executive officers' total compensation is comprised of a mix of base salary, short-term cash incentives and long-term incentives that include a combination of time-vested restricted stock and performance-based cash awards.

As noted in this Executive Summary and elsewhere in the CD&A, the Organization and Compensation Committee believes that the executive compensation programs appropriately align executive compensation with the Company's performance. In light of disappointing financial results for fiscal 2013, named executive officers did not receive any short-term cash incentive payouts. Additionally, performance for the three-year cycle ending in fiscal 2013 under the Company's long-term incentive plan (“LTIP”) failed to meet threshold performance and no awards were earned. Consequently, total executive cash compensation was below the median pay for executives within our peer group. Our peer group companies are described under Benchmarking section of this CD&A.

The following table presents key financial performance indicators for the past three fiscal years. The Company believes that these measures are useful to investors and management in evaluating and comparing the Company's performance for different periods. Operating Income, Consolidated Free Cash Flow and earnings per share (“GAAP EPS”) were metrics upon which fiscal 2012 and 2013 short-term incentive pay for named executive officers was based.

(in millions except for per-share data)

	Fiscal 2011	Fiscal 2012	Fiscal 2013
Net Sales	$2,887.5	$3,084.7	$2,971.7
Net Income(1)	$26.4	$56.7	$(223.4)
Earnings Per Share (Diluted) (“GAAP EPS”)	$0.33	$0.69	$(2.89)
Consolidated Operating (Loss) Income	$95.8	$78.9	$(53.4)
Consolidated Free Cash Flow(2)	$8.2	$(17.4)	$(51.3)

(1) Excludes any net income attributable to minority interests, and reflects only net income of Exide Technologies as reported in the Company's audited consolidated financial statements included in the Form 10-K.

(2) Cash from operating activities less cash from investing activities.

Our financial results are described in more detail in “Part II, Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations”.

Compensation Decisions for 2013

The Committee believes that the following compensation decisions made in fiscal 2013 were appropriate at the time effected in light of the Company's consolidated results:

•	Base salary: Base salaries of our named executive officers except the CEO were increased between 3% and 5% consistent with market practices; Base salary for the CEO was unchanged

•
Short-term cash incentive: GAAP EPS, Consolidated and Regional Operating Income, and Consolidated and Regional Free Cash Flow were identified as the key metrics for our named executive officers' fiscal 2013 short-term cash incentive awards. The Committee determined that these metrics provide for a balanced approach to measuring annual Company performance. In light of the Company's fiscal 2013 financial performance, no short-term cash incentive payment was earned by our named executive officers.

•
Long-term incentive: Long-term incentive compensation makes up the largest portion of the compensation for each of our named executive officers and is comprised of both stock and cash-based awards, the latter of which is earned as a result of the Company's financial performance and has value that is closely linked to the Company's total shareholder return. As a result of three-year stock performance and cumulative Adjusted EBITDA (as described under the caption “Elements of Compensation - Long-Term Equity and Other Incentive Compensation-Performance Cash Awards”) for the period, no payment was earned for the fiscal 2011 performance stock awards.

Compensation Practices and Corporate Governance

The Company believes its compensation programs must support sound corporate governance. Therefore, we adhere to the following practices:

•	The Committee considers external and internal pay equity when making compensation determinations.

•
The Committee uses tally sheets that provide information as to all compensation that is potentially available to our named executive officers, as well as the amount of wealth that our named executive officers have accumulated under our compensation programs.

•	Perquisites are a minimal part of our compensation program.

•	We do not provide substantial post-retirement benefits.

•
Our strong risk management program, which includes the Committee's significant oversight of the ongoing evaluation of the relationship between our compensation programs and risk, is designed to prevent our incentive compensation plans from incentivizing or rewarding inappropriate risk taking.

•
The Company maintains a policy permitting the Company to recoup any incentive compensation paid to a named executive officer for the preceding three fiscal years that was based on financial statements that require a restatement due to any act, intentional or otherwise.

•
The Company prohibits Company personnel, including the named executive officers, from engaging in hedging activities, as well as any short-term, speculative securities transactions, including purchasing securities on margin, engaging in short sales, buying or selling put or call options, and trading in options (other than those granted by the Company) of the Company's securities.

•	The Committee engages an independent compensation consultant to advise it in regard to executive compensation and related governance issues.
The Committee believes that the compensation program and performance goals described herein provide appropriate incentives for the named executive officers to drive improvements in our financial performance and increase stockholder value. In connection with our 2012 Annual Meeting of stockholders, the proposal to approve the executive compensation of the Company's named executive officers for fiscal 2012 received 40,164,159 votes, or 59.5% of votes cast. Although this vote was advisory (and therefore not binding on the Company or the Board), the Board and the Committee carefully reviewed these results. The Committee considered these results in determining the compensation program for its named executive officers for fiscal 2014. We encourage you to read this CD&A for a detailed discussion of our compensation program, including information about the fiscal 2013 compensation of the named executive officers.

Compensation Committee Activities

The Committee's responsibilities include reviewing and approving the goals and objectives relevant to the compensation of our CEO and, based on the evaluation of the CEO's performance against these goals and objectives, recommending the CEO's compensation to the Board. The Committee is also responsible for reviewing and approving the compensation for all named executive officers and certain other key employees, overseeing the administration of our compensation and benefits plans, including both our short-term cash incentive and long-term equity incentive compensation plans, and making recommendations to the Board regarding director compensation.

The Committee's responsibilities are enumerated in full detail in the Committee's charter, which is reviewed annually. The charter, originally adopted on May 12, 2004, was most recently amended on March 27, 2013. A copy of the charter can be found under the Investor Relations page of our website: http://ir.exide.com/committees.cfm.

Role of Executive Officers in Compensation Decisions

Annually, the CEO, in consultation with the Executive Vice President - Human Resources and Communications (“EVP-HR”), recommends to the Committee any adjustments to compensation for named executive officers based on the CEO's assessment of each named executive officer and market data for similarly positioned executives. Materials supporting the recommendations, including, among other data, division and the corporate-level results, market survey data, peer group analysis and salary history for named executive officers are provided to the Committee for its review and consideration in consultation with the Committee's independent compensation consultant, Pearl Meyer & Partners (“PM&P”). The CEO and EVP-HR attend the Committee's meetings to present their recommendations. The Committee reviews with the CEO and EVP-HR any such recommendations, and based on these reviews and the information provided, approves or alters the proposed compensation. The CEO is not present when the Committee reviews the CEO's compensation and the EVP-HR does not make recommendations regarding adjustments to her compensation and is not present when the Committee reviews her compensation. All final decisions regarding compensation for the CEO and compensation for named executive officers other than the CEO are ultimately made by the Board and the Committee, respectively.

Independent Compensation Consultants

The Committee engages an independent compensation consultant to provide advice and data regarding prevailing market conditions, as well as to review and make recommendations to the Committee regarding the companies included in the Company's peer group. In addition, the Committee engages its independent compensation consultant to review director compensation and recommend adjustments. In February 2011, the Committee retained PM&P as its independent compensation consultant for fiscal 2012. The Committee most recently reviewed the Company's relationship with PM&P and PM&P's retention by management to provide executive compensation advice during fiscal 2013, and concluded that PM&P is independent in providing advice and recommendations to the Committee. The fees for the independent consultant are paid directly by the Company pursuant to the Committee's charter. The Committee annually reviews the performance and retention of its independent compensation consultant and intends to continue its retention of PM&P through fiscal 2013 and 2014. The independent consultant reports directly to the Committee and acts at the Committee's request.

Upon request of the Committee, the independent consultant provides peer group and market survey compensation data and related metrics. The independent consultant periodically coordinates with the EVP-HR regarding compensation packages for proposed new named executive officers and other senior personnel, as well as providing metrics for evaluating and scaling long-term equity incentive compensation for named executive officers. The independent consultant also provides the Committee with recommendations concerning market survey data for any non-U.S. named executive officers.

Philosophy Regarding Executive Compensation

The Committee is responsible for designing a compensation program that attracts, motivates and retains a strong leadership team, and that rewards named executive officers based upon achievement of the Company's short-term and long-term strategic and operational goals and the achievement of increased shareholder return, while at the same time not incentivizing or rewarding inappropriate risk-taking. Specific objectives of our compensation program include the following:

•	Recruit, retain, and motivate executive officers;

•	Provide total compensation that is significantly weighted toward the achievement of performance-based objectives; and

•	Align performance goals with greater stockholder value.

The Committee believes that it has designed a compensation program for the named executive officers that provides considerably greater compensation if the Company achieves superior financial performance. A core strategy of the executive compensation program is to link each named executive officer's compensation to the Company's overall performance, the performance of the named executive officer's regional business and/or functional responsibilities, as applicable, and the named executive officer's individual performance. The elements of named executive officer compensation are based, in part, on the Company's performance objectives, as well as external competitive market analyses that use a variety of sources, including the compensation market survey data compiled by the Committee's independent compensation consultant.

The Committee believes that performance-based compensation, principally in the form of long-term incentive compensation, and short-term annual cash incentive compensation, should represent approximately two-thirds of a named executive officer's total compensation. The Committee believes that performance-based compensation encourages superior performance, serves to retain key employees and better aligns executive compensation with the interests of the Company's stockholders.

In fiscal 2013, the Committee sought to maintain total compensation and each element thereof for the named executive officers near the 50th percentile of its peer companies. However, the Committee may set the total compensation, or any individual component of total compensation, above or below the 50th percentile based on performance, years of experience, current compensation, scope of responsibility when compared to similar positions, the Committee's ability to target appropriate future base salaries, and any other factors that the Committee deems appropriate.

The Committee generally does not believe perquisites should represent a significant portion of named executive officer compensation. Named executive officers receive benefits aligned with benefits received by other employees under company-sponsored plans. Limited perquisites are selectively utilized to support the named executive officers' business needs and are not intended to be competitive with others in our peer group.

Benchmarking

The Committee's independent compensation consultant provides compensation data for named executive officers using general market survey data, as well as peer group data.

Market Survey Data

The Company's market survey data consists of several sources. Specifically, the Company uses Top Management Compensation Calculator by Towers Watson Data Services, our peer group data discussed below, and proprietary market survey data provided by PM&P to benchmark base salary and total cash compensation for our named executive officers. The Towers Watson market survey data is comprised of data from more than 1,500 organizations representing a variety of industries, sizes of companies and geographic areas. The Company utilizes survey data for the position or positions that most closely matches the job description of each named executive officer or executive officer position, and for the companies that are most closely aligned with characteristics of the Company, including comparable industry, comparable size (revenue and employees), geography and other measures of comparison as appropriate and available.

Peer Group Data
The criteria for the selection of the peer group include industry, size (based on revenue, market capitalization, total assets and number of employees), business models, type of operations and complexities. During fiscal 2013, the Committee evaluated the Company's peer group and, based on the recommendation from PM&P, the Committee added Cooper Tire & Rubber Co., Modine Manufacturing Co., and Tower International, Inc., and removed General Cable Corporation and Rockwell Automation, Inc. The Committee determined that the revisions better reflect companies with similar sizes and business lines. The companies comprising the peer group for fiscal 2013 are listed below:

American Axle & Manufacturing Holdings, Inc. (NYSE:AXL)	Hubbel Incorporated (NYSE:HUB)
AMETEK Inc. (NYSE:AME)	Meritor, Inc. (NYSE:MTOR)
Amphenol Corporation (NYSE:APH)	Modine Manufacturing Co. (NYSE: MOD)
Borg Warner Inc. (NYSE:BWA)	Molex Incorporated (NASDAQ:MOLX)
Brunswick Corporation (NYSE:BC)	Regal Beloit Corporation (NYSE: RBC)
Cooper Tire & Rubber Co. (NYSE:CTB)	Tenneco Inc. (NYSE:TEN)
Crane Company (NYSE: CR)	The Timken Company (NYSE:TKR)
Dana Holding Corporation (NYSE:DAN)	Tower International, Inc. (NASDAQ:TOWR)
Energizer Holdings, Inc. (NYSE:ENR)	Woodward, Inc. (NASDAQ: WWD)
EnerSys (NYSE:ENS)

In addition to its role in generating market survey data, the Committee uses peer company data to evaluate the appropriateness of the components of our compensation program, including the following: director compensation; the allocation of various forms of long-term compensation awards; and the type of financial metrics used for short-term cash incentive awards and long-term equity compensation awards. The Committee uses this peer group data so that the components of compensation programs are competitive with those of our peer group, will encourage superior performance and attract and retain qualified employees. Using the criteria discussed above, the Committee routinely reviews and evaluates, with assistance from its independent compensation consultant, the appropriateness of the companies comprising the peer group.

Elements of Compensation

Total annual compensation is comprised of the following:

•	base salary;

•	short-term cash incentive compensation;

•
annual grants of long-term compensation, principally in the form of performance-vested and time-based restricted stock and restricted stock unit awards, as well as cash-based awards earned for financial performance; and

•	personal benefits and perquisites.

Each of these elements is further explained below.

Base Salary

The Committee adheres to the principle that base salary should represent a key component of a named executive officer's total compensation. In order to hire and retain highly qualified candidates, the Committee generally sets base salaries for named executive officers at the prevailing median base salary of similarly situated executives based on market survey data, which typically results in base salary near the 50th percentile based on market survey data. Executives assigned to foreign countries typically incur a change in their overall tax liability because most of the components of assignment compensation that are provided in addition to base salary are taxable in the home country and in the country in which they perform a substantial portion of their work. In an effort to take advantage of favorable tax treatments legally available to Mr. Ostermann, a significant portion of his base salary is allocated to certain expatriate payments. For additional detail regarding Mr. Ostermann's compensation, please see the “Summary Compensation Table” in this Item 11.

The Committee establishes, and periodically modifies each named executive officer's base salary through an evaluation of several factors, including individual performance, current market conditions, years of experience, industry specific experience, national and local salaries for comparable positions (internally and externally), level of responsibility and the recommendations of the CEO and EVP-HR. Each year, the Committee, based, in part, on the review of information obtained from its independent compensation consultant and the CEO's and EVP-HR's recommendations, reviews and modifies, as it deems appropriate, the base salaries for the Company's named executive officers other than the CEO. The CEO's base salary for fiscal years 2011 and 2012 was set pursuant to the terms of his Employment Agreement. In conjunction with evaluations submitted by directors, the Committee reviews and may recommend additional adjustments in the CEO's base salary. Any such adjustments regarding the CEO's base salary must be approved by the Board. The Committee did not approve merit increases for fiscal 2014 for any of the named executive officers.

The Committee and Board determined that Mr. Bolch's base salary, when compared to the salaries of the Company's other named executive officers, appropriately reflects his greater global responsibilities for the Company's operational and strategic oversight. The Committee also believes the base salary for our CEO should be higher than the salaries for the Company's other named executive officers due to the responsibilities of his position. The base salaries for other named executive officers generally fall within the ranges discussed above and are intended to reflect differences in respective individual and regional performance.

Short-Term Cash Incentive Compensation

The Committee currently targets short-term cash incentive compensation payouts at 50-60% of a named executive officer's base salary, which is at or near the 50th percentile based on market survey data. Mr. Bolch's employment agreement provides short-term cash incentive compensation at 125% of base salary. The Committee believes that the significantly higher target for the CEO, when compared to the Company's other named executive officers, is appropriate in light of his level of responsibility. Payout of these awards is conditioned on, among other factors, the financial performance of an individual named executive officer's region, where applicable, and on the consolidated corporate financial performance. The Committee believes that any payout above the 50th percentile of market survey data should reflect exceptional performance.

Fiscal 2013 Short-Term Cash Incentive Awards

On March 27, 2012, the Board approved for the CEO, and the Committee approved for other named executive officers, fiscal 2013 performance measures for awards under the amended and restated annual incentive plan (“2013 AIP”). Consistent with the prior year's AIP plan, awards to non-regional named executive officers were based on the following performance measures:

GAAP EPS;
Consolidated corporate operating income ("Consolidated Operating Income"), which is defined as net sales less the sum of cost of sales, selling and administrative expenses and restructuring and asset impairment charges; and
Consolidated corporate free cash flow (“Consolidated FCF”), which is defined as cash from operating activities less cash used for investing activities, both determined from the statement of cash flows in our audited financial statements.

In addition to these measures, fiscal 2013 AIP awards to the named executive officers who oversee the Company's regional operations in the Americas, Europe and Asia included the applicable region's Operating Income (“Regional Operating Income”) and the region's free cash flow ("Regional FCF”). Threshold, target and maximum goals for the various metrics were established by the Committee based on the fiscal 2013 operating plan goals approved by the Board and are summarized in the table below.

FISCAL 2013 AIP PERFORMANCE MEASURES

	Performance Metrics	Payout
Corporate Performance Measures	50% GAAP EPS 30% Consolidated Operating Income 20% Consolidated FCF	<80% Performance = 0% of Target Payout 80% Performance = 50% of Target Payout 100% Performance = 100% of Target Payout 120% Performance = 200% of Target Payout

Region Performance Measures	50% Regional Operating Income 25% Regional FCF 15% GAAP EPS 10% Consolidated Operating Income

The Committee also established a threshold Operating Income target below which no earned fiscal 2013 AIP award will be paid.

Consolidated results fell below the threshold Operating Income of $64.9 million. Additionally, GAAP EPS, Consolidated Operating Income and Consolidated Free Cash Flow of $(2.89), ($53.4 million) and ($51.2 million) fell below threshold levels of $0.32, $103.8 and ($30.0). Consequently, there were no payouts under the 2013 AIP for the named executive officers, as detailed in the table below.

FISCAL 2013 AIP PAYOUT

NAMED EXECUTIVE OFFICER	THRESHOLD(1)	TARGET(2)	ACTUAL
James R. Bolch	$562,500	$1,125,000	$—
Phillip A. Damaska	$130,500	$261,000	$—
Barbara A. Hatcher	$96,408	$192,816	$—
R. Paul Hirt, Jr.	$123,600	$247,200	$—
Michael Ostermann (3)	$164,187	$328,373	$—

(1)	Assumes both region and consolidated corporate results are at 80% of target and the Operating Income threshold is met.

(2)	Assumes both region and consolidated corporate performance are at target level and the Operating Income threshold is met.

(3)	Mr. Ostermann's compensation, which is paid in Euros, reflects the Euro/U.S. Dollar exchange rate of 1.33/1.00 at March 31, 2012.

The Committee believes the targets established for the named executive officers for fiscal 2013 AIP awards were appropriately challenging, requiring significant performance at both the region and corporate level, and consistent with the Committee's philosophy on pay for performance.

Fiscal 2014 Short-Term Cash Incentive Awards

On March 27, 2013, the Board approved for the CEO, and the Committee approved for other named executive officers, fiscal 2014 performance measures for awards under the amended and restated annual incentive plan (“2014 AIP”). Consistent with the prior year's AIP plan, awards to non-regional named executive officers were weighted significantly on Consolidated Operating Income and Consolidated Free Cash Flow. The Committee has added a Global Environmental, Health and Safety (“Global EH&S”) metric, which will be comprised specific EH&S targets:

In addition to these measures, fiscal 2014 AIP awards to the named executive officers who oversee the Company's regional operations in the Americas, Europe and Asia included the applicable region's Operating Income (“Regional Operating Income”) the region's free cash flow ("Regional FCF”) and regional EH&S metrics (“Regional EH&S”). Threshold, target and maximum goals for the various metrics were established by the Committee based on the fiscal 2014 operating plan goals approved by the Board and are summarized in the table below.

FISCAL 2014 AIP PERFORMANCE MEASURES

	Performance Metrics	Payout
Corporate Performance Measures	50% Consolidated Operating Income 40% Consolidated FCF 10% Global EH&S	<80% Performance = 0% of Target Payout 80% Performance = 50% of Target Payout 100% Performance = 100% of Target Payout 120% Performance = 200% of Target Payout

Region Performance Measures	50% Regional Operating Income 25% Regional FCF 10% Regional EH&S 15% Consolidated FCF

The Committee also established a threshold Operating Income target below which no earned fiscal 2014 AIP award will be paid.

FISCAL 2014 AIP PAYOUT TARGETS

NAMED EXECUTIVE OFFICER	THRESHOLD(1)	TARGET(2)	MAXIMUM
James R. Bolch	$562,500	$1,125,000	$2,250,000
Phillip A. Damaska	$141,375	$282,750	$565,500
Barbara A. Hatcher	$96,408	$192,816	$385,632
R. Paul Hirt, Jr.	$133,900	$267,800	$535,600
Michael Ostermann (3)	$171,182	$342,364	$684,728

(1)	Assumes both region and consolidated corporate results are at 80% of target and the Operating Income threshold is met.

(2)	Assumes both region and consolidated corporate performance are at target level and the Operating Income threshold is met.

(3)	Mr. Ostermann's compensation, which is paid in Euros, reflects the Euro/U.S. Dollar exchange rate of 1.28/1.00 at March 31, 2013.

The Committee believes the targets established for the named executive officers for fiscal 2014 AIP awards are appropriately challenging, requiring significant performance at both the region and corporate level, and consistent with the Committee's philosophy on pay for performance.

As noted above, the Company's obligations under the fiscal 2014 AIP will be subject to review under the Chapter 11 proceeding

Long-Term Equity and Other Incentive Compensation

The Committee targets payouts under long-term equity compensation awards for named executive officers, other than the CEO, at or near the 50th percentile based on market survey data in fiscal 2012. The Committee targets payouts under long-term equity compensation awards for the CEO between the 50th and 75th percentile based on market survey data. The 2009 Stock Incentive Plan (the “2009 Plan”) authorizes the issuance of up to four million shares of common stock (subject to certain limitations) issuable in the form of options, restricted stock, restricted stock units (“RSUs”) and performance unit awards, the performance unit awards being payable in cash or stock. The Committee oversees the administration of the 2009 Plan.

The Committee believes that long-term equity incentive compensation issued under the 2009 Plan should be a significant element of total compensation for the Company's named executive officers because it believes that it aligns management's performance with long-term stockholder value, principally through the issuance of time vested restricted stock and performance share awards.

Long-term equity incentive compensation targets are based, in part, on recommendations from the Company's independent compensation consultant, comparative market survey data and peer group data. The Committee's determination of the amount and relative weight of equity awards as part of total compensation is also based on the philosophy that, in light of the current number of outstanding shares of common stock, average annual equity awards to management should not generally exceed 1.3% of those total outstanding shares to avoid diluting the holdings of non-employee stockholders. Consequently, the Committee may vary the type and amount of long-term equity compensation to preserve this ratio and avoid equity award rates that would prematurely exhaust the 2009 Plan's reserve of stock available for future awards. Additionally, the Committee, based upon the recommendation of the CEO, may provide interim awards of long-term equity to employees in recognition of extraordinary contributions.

The relative weighting of equity and cash performance units within the long-term incentive plan is based on various factors, including the number of remaining shares (options, restricted stock, performance shares and RSUs) available for grant under the 2009 Plan and the anticipated vesting rate for previous grants. The Committee includes a performance unit payable in cash in the annual long-term incentive compensation grants when, in light of the prevailing price of the Company's common stock on the NASDAQ Global Market, issuance solely of equity would disproportionately reduce the number of remaining options, restricted stock, performance shares and RSUs available for grant under the 2009 Plan.

For fiscal 2012, Mr. Bolch's long-term equity incentive compensation award was set at 300% of base salary and Mr. Damaska's long-term equity incentive compensation award was set at 145% of base salary. Compared to the Company's other named executive officers, the long-term equity incentive awards for the CEO and CFO are set significantly higher to allow for long term compensation above the 50th percentile based on market survey data as a result of their global responsibilities.
Effective March 27, 2012, the Committee granted for named executive officers other than the CEO and the Board approved for the CEO, fiscal 2013 long-term equity incentive compensation awards. The Committee determined that fiscal 2013 awards should provide named executive officers with the opportunity to earn the full value of their target long-term incentive compensation while maintaining run rate goals. In light of the current price of the Company's common stock, fiscal 2013 awards provided for one-third of the award as service-based restricted share awards, while two-thirds of the award was issued as performance-based cash awards. The terms of these awards are described below under the captions “-Restricted Stock,” ”-Restricted Stock Units,” and “-Performance Cash Awards.”

No fiscal 2014 LTIP awards were granted to named executive officers.

Options

The Committee occasionally grants options as an element of the named executive officers' equity-based awards. Under the 2009 Plan, options vest over a three-year period and must be exercised within ten years of the grant date.

In light of the Company's current stock price and the Committee's targeted annual run rate objective of approximately 1.3% of common shares outstanding, and the relative number of options necessary to provide named executive officers the opportunity to earn the full value of their target long-term incentive compensation, the Committee did not issue options for fiscal years 2011 through 2013.

Restricted Stock

The Committee occasionally grants shares of restricted stock as a component of annual long-term equity awards. The Committee believes that restricted stock can be an important component of an overall equity award. For fiscal 2011, the Committee issued long-term equity awards comprised of one-third restricted stock and two-thirds performance share awards described below. The Committee believes restricted stock is a useful tool for employee retention and established the vesting schedule described below for such awards. As a result of the economic environment and Company stock performance prior to fiscal 2011, the Committee used a per-share value of $10.00 in determining the number of shares awarded to named executive officers. Although the closing stock price on March 25, 2010, the date the restricted stock was granted under the fiscal 2011 long-term incentive plan, was $5.76, the $10.00 value per share limited the annual run rate to approximately 1.1% of outstanding shares while allowing named executive officers the opportunity to earn the full value of their target long-term incentive compensation. For fiscal 2012 and fiscal 2013, the Committee issued one-third of named executive officer long-term equity awards as restricted stock based upon the closing price of the Company's stock on March 29, 2011 and March 27, 2012, respectively.

Restricted Stock Units

The 2009 Plan permits the Board to award RSUs. The use of RSUs in the United States allows participants to defer the recognition of ordinary income associated with long-term equity incentive compensation awards until all RSUs have fully vested. Prior to fiscal 2011, RSUs issued by the Company vested ratably over a five-year period, but shares of common stock are typically not delivered to the employees until the end of the full vesting period. Under the RSU grants, if the recipient's employment with the Company terminates prior to the end of the five-year period, the employee would receive stock certificates for any vested RSUs at the date of termination. For fiscal years 2011 and 2012, the Committee granted RSUs to Mr. Ostermann, a non-U.S. stock plan participant, as long-term incentive compensation in lieu of restricted stock. As with awards of restricted stock to U.S. participants, the RSUs vest ratably over a three-year period. In fiscal 2011, the Committee established a $10.00 per share value in determining the number of RSUs to award to Mr. Ostermann as fiscal 2011 long-term incentive compensation. The fiscal 2012 and fiscal 2013 RSUs granted to Mr. Ostermann on March 29, 2011 and March 27, 2012 will also vest ratably over three years. No RSUs were granted to U.S. participants in fiscal 2011 through fiscal 2013.

Performance Cash Awards

Performance cash awards can provide named executives officers with the opportunity to receive cash compensation upon the satisfaction of specific financial objectives established by the Committee for a specified performance period, generally three years.

Fiscal 2012 and Fiscal 2013 Performance Cash Awards

The Committee granted performance cash awards for the fiscal 2012 and fiscal 2013 cycles in order to provide named executive officers with the opportunity to earn the full value of their target long-term incentive compensation while maintaining the Company's run rate goals. Fiscal 2012 performance cash awards represented one-third of the total target long-term equity award and fiscal 2013 awards represent two-thirds of the total target long-term equity award. The fiscal 2012 awards are based upon the achievement of a three-year cumulative Consolidated Operating Income target aligned with the Company's three-year strategic plan.

FISCAL 2012 PERFORMANCE CASH AWARD MEASURES

Performance Metrics	Targets
Consolidated Operating Income	<80% Performance = 0% of Target Payout 80% Performance = 50% of Target Payout 100% Performance = 100% of Target Payout 120% Performance or greater = 150% of Target Payout

The threshold, target and maximum fiscal 2012 performance unit cash goals are as follows:

FISCAL 2012 PERFORMANCE CASH AWARD TARGET

NAMED EXECUTIVE OFFICER	THRESHOLD(1)	TARGET(2)	MAXIMUM(3)
James R. Bolch	$425,000	$850,000	$1,275,000
Phillip A. Damaska	$96,500	$193,000	$289,500
Barbara A. Hatcher	$75,000	$150,000	$225,000
R. Paul Hirt, Jr.	$66,667	$133,333	$200,000
Michael Ostermann(4)	$91,500	$183,000	$274,500

(1)	Assumes achievement of 80% of target.

(2)	Assumes achievement of 100% of target.

(3)	Assumes achievement of 120% of target.

(4)	Mr. Ostermann's compensation is paid in Euros and reflects the Euro/U.S. Dollar exchange rate of 1.42/1.00 at March 31, 2011.

The fiscal 2013 award metrics, which represent two-thirds of each named executive officer's long-term equity incentive compensation value, included total stockholder return relative to the Russell 2000® index in addition to cumulative Consolidated Operating Income. The targets were set at a level that will require significant improvement in the Company's financial performance over the three-year period in order to receive the full value of the awards.

FISCAL 2013 PERFORMANCE CASH AWARD MEASURES

Performance Metrics	Targets
Consolidated Operating Income	<80% Performance = 0% of Target Payout 80% Performance = 50% of Target Payout 100% Performance = 100% of Target Payout 120% Performance or greater = 150% of Target Payout

Total Stockholder Return	<25th Percentile = 0% of Target Payout 25th Percentile = 50% of Target Payout 50th Percentile = 100% of Target Payout 75th Percentile or greater = 150% of Target Payout

In an effort to maximize the benefits of "performance-based" compensation afforded to the Company under Section 162(m) of the Internal Revenue Code, the Board and Committee can exercise discretion only to reduce a performance-based long-term incentive award. The fiscal 2013 corporate performance targets for Messrs. Bolch and Hirt and Ms. Hatcher have been set at target levels lower than the Company's other long-term incentive plan recipients. The discretion of the Board and Committee provides them with the flexibility to preserve 162(m) deductibility and reduce the actual awards for such named executive officers, which would result in payouts consistent with those made to other incentive plan participants. The threshold, target and maximum fiscal 2013 performance unit cash goals are as follows:

FISCAL 2013 PERFORMANCE CASH AWARD TARGETS
NAMED EXECUTIVE OFFICER	THRESHOLD(1)	TARGET(2)	MAXIMUM(3)
James R. Bolch	$675,375	$1,801,000	$2,701,500
Phillip A. Damaska	$148,875	$397,000	$595,500
Barbara A. Hatcher	$115,875	$309,000	$463,500
R. Paul Hirt, Jr.	$100,125	$267,000	$400,500
Michael Ostermann(4)	$132,000	$352,000	$528,000

(1)	Assumes achievement of 80% of target.

(2)	Assumes achievement of 100% of target.

(3)	Assumes achievement of 120% of target.

(4)	Mr. Ostermann's compensation is paid in Euros and reflects the Euro/U.S. Dollar exchange rate of 1.33/1.00 at March 27, 2012 and 1.28/1.00 at March 27, 2013.

The Committee believes the targets established for the named executive officers for fiscal 2012 through fiscal 2014 are challenging, and that above-target payouts for cumulative operating income that exceeds the plan target provide appropriate incentives to named executive officers to achieve higher results and better align named executive officer compensation with long-term shareholder return.

Performance Share Awards

Fiscal 2011 Performance Share Awards

On March 25, 2010, the Board approved fiscal 2011 performance share awards representing two-thirds of each named executive officer's long-term equity incentive compensation value. Each performance share award is based on two metrics: total stockholder return relative to the Russell 2000® index, comprising two-thirds of the performance share award, and cumulative consolidated earnings before interest and taxes (“EBIT”), comprising one-third of the performance share award. The initial price for determining total stockholder return is $6.02, representing the average opening price of the Company's common stock for the twenty days beginning on April 1, 2010. The final price will be based on the average closing price for the twenty trading days prior to, and including, March 29, 2013. The three-year cumulative consolidated EBIT performance target was based on the fiscal 2011 operating plan as a base year and assumptions for improvements in the fiscal 2012 and 2013 operating plans. The Committee believes that these targets require a significant achievement of cumulative EBIT to reach the target award level.

FISCAL 2011 PERFORMANCE SHARE AWARD MEASURES

Performance Metrics	Targets
Cumulative Consolidated EBIT	<80% Performance = 0% of Target Payout 80% Performance = 16.67% of Target Payout 100% Performance or greater = 33.33% of Target Payout

Total Stockholder Return	<25th Percentile = 0% of Target Payout 25th Percentile = 16.67% of Target Payout 50th Percentile = 41.69% of Target Payout 75th Percentile or greater = 66.67% of Target Payout

The Company was also required to meet a three-year cumulative consolidated corporate EBIT threshold before any shares could be earned under the fiscal 2011 performance share awards. Based on cumulative three-year results, the Company's cumulative consolidated corporate EBIT of $97.1 million fell below the required threshold of $470.0 million. Consequently, no shares were earned and were cancelled effective April 1, 2013. Additionally, the Company's Total Stockholder Return for the performance period ranked below the 25th percentile of the Russell 2000 index.

Fiscal 2012 Performance Share Awards

On March 29, 2011, the Committee approved for named executive officers other than the CEO, and the Board approved for the CEO, fiscal 2012 performance share awards representing one-third of each named executive officer's target long-term equity compensation. The performance awards are based on total stockholder return relative to the Russell 2000® index. Each named executive officers will receive 25% of his or her total target performance share award if the Company meets or exceeds the 25th percentile of performance of the Russell 2000® component companies, 100% of their target if the Company meets or exceeds the 50th percentile and 150% of their target if the Company meets or exceeds the 75th percentile. The performance period for these awards will be measured from April 1, 2011 through March 31, 2014. The Committee believes above-target payouts are appropriate for total stockholder return above the 50th percentile for the three-year period, which aligns named executive officer compensation with long-term shareholder return.

FISCAL 2012 PERFORMANCE SHARE AWARD MEASURES

Performance Metrics	Targets
Total Shareholder Return	<25th Percentile = 0% of Target Payout 25th Percentile = 50% of Target Payout 50th Percentile = 100% of Target Payout 75th Percentile or greater = 150% of Target Payout

No performance share awards were granted for fiscal 2013 or fiscal 2014.

Other Awards

The Committee may, from time to time, approve lump sum payments to new employees or to existing employees, including the named executive officers, upon assumption of additional responsibilities. In fiscal 2011, Mr. Bolch received a cash inducement of $4,213,200 for joining the Company, of which $1,500,000 was paid on July 26, 2010, $1,000,000 was paid on July 26, 2011 and $1,713,200 was paid on December 31, 2012. The Committee also approved a $250,000 cash inducement payment to Mr. Hirt upon his October 2011 appointment as the President-Exide Americas. The payment was made on December 14, 2012, the first anniversary of his first date of employment. The Committee believes inducement payments to Messrs. Bolch and Hirt were necessary to attract these highly qualified candidates.

Personal Benefits and Perquisites

The Company generally provides the same benefits to named executive officers as are provided to other employees, including health and welfare benefits. Personal benefits and perquisites are not an important part of our compensation program for our named executive officers. However, medical evacuation insurance is provided for the Company's named executive officers, as well as to certain other senior level employees with significant international travel. This benefit is extended to the spouse of a named executive officer if the executive is on a long-term assignment living outside his or her home country. Additionally, named executive officers receive a monthly automobile allowance between $950 and $1,000.

401(k) Plan

The Company maintains an employee funded 401(k) plan under which the Company matches up to 50% of the employee's contributions to the 401(k) plan up to the first 6% of such employee's base salary, subject to the maximum contribution levels established by the Internal Revenue Service (“IRS”). The Company's matching contributions vest ratably over five-years. Effective January 1, 2008, the Company amended its 401(k) plan to create a safe harbor plan for all salaried U.S. workers, as well as hourly workers not subject to collective bargaining agreements, to provide for Company contributions equal to 3% of the employee's annual base salary, regardless of whether the employee contributes to the 401(k) plan. As a result of the limited participation of those employees eligible to participate in the 401(k) plan, the safe harbor plan was adopted so that individuals defined as “highly compensated employees” under applicable IRS and the United States Department of Labor standards, could make the maximum individual contributions to their 401(k) accounts. The Company contributions to the safe harbor plan, which are made at the time of each bi-weekly pay period and are allocated pursuant to the employees' existing investment elections, are 100% vested at the time of the contribution. Effective June 1, 2013, the Company suspended the Company contribution and the safe harbor payments for all U.S. salaried workers, as well as hourly workers not subject to collective bargaining agreements.

Other Compensation Related Agreements

Cash Balance and Pension Plans

The Company also maintains a Cash Balance Plan, under which the Company contributed to the Plan 5% of each U.S. employees' annual base salary. Contributions to an employee's Cash Balance Plan vest equally over five years. Based on changes to ERISA regulations, effective January 1, 2008, the Company reduced the vesting period for the Company's match to three years with 20% vested after the first year, 40% vested after two years and 100% vested after three years. The Company's contributions to the Cash Balance Plan were frozen as of May 15, 2006. The Committee will continue to evaluate the Cash Balance Plan based on future competitive market conditions for employee compensation. GNB Industrial, which the Company acquired in 2000, operated a pension plan. This plan is managed by the Company but additional contributions to the plan were frozen as of December 31, 2000.

Employment Agreements and Severance Arrangements

The Committee recommends to the Board any retention and severance agreement for the Company's CEO and approves such agreements for other named executive officers. The Company currently has formal employment agreements only with Mr. Bolch and Mr. Ostermann. These employment agreements establish certain compensation terms as well as the terms of any severance arrangements. The Committee has not authorized employment agreements with any other named executive officers, but adopted the Exide Technologies Change in Control Severance Plan (“the Severance Plan”) on February 5, 2012. For further discussion of the Severance Plan, see “Change-in-Control Agreements” below.

James R. Bolch Employment Agreement

Mr. Bolch serves as our President and CEO pursuant to an employment agreement dated June, 10, 2010. The agreement provides for Mr. Bolch's employment for a two-year period which commenced on July 26, 2010 (the “Bolch Commencement Date”). At the end of the two-year period and each anniversary thereafter, the agreement provides that the term will be automatically extended for one additional year unless either party provides ninety day advance written notice of non-renewal.

Mr. Bolch's employment agreement provides for base salary of $850,000 for the first year and $900,000 for the second year. Mr. Bolch will receive target annual short-term incentive compensation of 125% of base salary and an annual long-term incentive grant of 300% of base salary.

Mr. Bolch's employment agreement includes a cash inducement of $4,213,200 for joining the Company, $1,500,000 was paid on the Bolch Commencement Date, $1,000,000 was paid on July 26, 2011 and $1,713,200 was paid on December 31, 2012, and was subject to Mr. Bolch's continued employment through such date (collectively, the "Inducement Bonus").

On the Bolch Commencement Date, Mr. Bolch was also granted an inducement equity award of 750,000 shares of restricted stock, which vest on the third anniversary of the Bolch Commencement Date. Mr. Bolch also received a fiscal 2011 LTIP award that included 84,915 shares of restricted stock under the Company's 2009 Stock Incentive Plan that vest ratably over three years and 170,085 performance shares under the 2009 Plan.

Mr. Bolch's employment agreement also provides compensation upon various termination events in exchange for a general release of claims. Upon resignation for good reason or termination by the Company without cause, Mr. Bolch will receive a lump sum cash payment equal to 225% of base salary for the remaining portion of his term of employment (but not less than twelve months of base salary), a pro-rata share of the annual bonus that would have been paid had he remained employed through the end of the fiscal year in which such termination occurs, any unpaid portion of the Inducement Bonus, immediate vesting of the inducement equity award, any earned, but unpaid vacation pay, reimbursement of reasonable business expenses incurred up to the date of termination, and premiums above those paid by active employees under the Company's medical, vision and dental plans until the earlier of 18 months following termination or the time at which Mr. Bolch becomes eligible for such benefits from another employer.

The Board amended Mr. Bolch's agreement on February 5, 2012 to provide severance benefits in the event of certain termination events in connection with a change in control.  The Amendment provides Mr. Bolch with (1) a payment of 250% of the sum of his annual base salary and target annual cash bonus; (2) acceleration of any outstanding unvested equity awards; and (3) paid coverage under the Company's health plan for a period of eighteen months.

In the event Mr. Bolch's employment is terminated for cause or he resigns without good reason, Mr. Bolch's severance is limited to earned but unpaid salary and unused vacation, earned but unpaid short-term cash incentive award from the fiscal year prior to the fiscal year in which termination occurs and unreimbursed reasonable business expenses. If Mr. Bolch's termination is the result of permanent disability or death, he or his estate receives all of the foregoing payments, as well as any unpaid portion of the Inducement Bonus or unvested inducement equity award.

Mr. Bolch's agreement also includes a confidentiality agreement, as well as provisions governing non-compete and non-solicitation of employees, clients and customers for two years following the date of termination.

Pursuant to Mr. Bolch's employment agreement, “good reason” is defined as: (1) a material adverse change in the executive's title, role, or responsibilities, (2) a reduction in base salary, (3) a requirement that the executive report to anyone other than the Board, or (4) relocation of Mr. Bolch's place of employment more than fifty (50) miles from the Company's executive offices in Milton, Georgia.

Michael Ostermann Employment Agreement

Mr. Ostermann entered into an employment agreement (the “Ostermann Agreement”), with Exide Technologies GmbH on January 1, 2009, when he commenced employment as the Company's President-Transportation Europe. The Ostermann Agreement sets forth Mr. Ostermann's initial base salary of €290,000, which is subject to adjustment annually. Mr. Ostermann's base salary for fiscal 2010 increased to €365,000 effective March 1, 2010 upon his promotion to President of Europe which included Transportation and Industrial Divisions. The Ostermann Agreement includes terms related to the provision of sick pay, a company car, accident and death insurance policies, and annual pension plan payments. The Company also agreed to permit Mr. Ostermann to participate in the Company's long term incentive plan and other incentive plans. The Ostermann Agreement is terminable (1) upon six months advance written notice from Exide Technologies GmbH, (2) upon the resolution of Exide Technologies GmbH's shareholders, (3) upon the attainment of age 65 by Mr. Ostermann, (4) upon Mr. Ostermann's resignation, or (5) immediately, for cause or behavior-related grounds if Mr. Ostermann is subject to the provisions of the German Termination Protection Act. Upon termination of Mr. Ostermann's employment by the Company without cause, Mr. Ostermann is entitled to the payment of one full year base salary. The Ostermann Agreement includes confidentiality, non-competition and non-solicitation provisions.

The Ostermann Agreement was amended effective February 8, 2012 to clarify that any severance obligations due under the employment agreement with Exide Technologies GmbH will offset any obligations otherwise available under the Severance Plan adopted by the Board on February 5, 2012.

Change in Control Agreements

Pursuant to the Severance Plan, adopted on February 5, 2012, the Company will provide the named executive officers certain benefits in the event any such named executive officer's employment is terminated by the Company or a subsidiary without “Cause,” or for “Good Reason,” within two years following a “Change in Control” (as each such term is defined in the Severance Plan).

Pursuant to the terms of the Severance Plan, the Company's named executive officers would receive the following benefits: (a) any Chief Executive Officer of the Company would receive 250%, and other named executive officers would receive 200%, of the sum of such employee's annual base salary and target short-term annual incentive; (2) acceleration of any outstanding unvested equity awards; and (3) paid coverage under the Company's health plan for a period of 18 months.   Benefits under the Plan will be subject to customary confidentiality and non-disparagement provisions, as well as a non-compete clause for a period not to exceed one year.

Other Severance Arrangements

The Company's other named executive officers are generally provided severance in an amount equal to twelve months salary paid over a twelve-month period following the date of termination of employment for any reason other than a “for cause” termination.

Stock Ownership Guidelines

In October 2007, the Committee recommended and the Board approved stock ownership guidelines (“Ownership Guidelines”). The Ownership Guidelines were adopted, in part, to align directors and named executive officers with stockholders, by encouraging named executive officers, certain other selected members of senior management and non-employee directors to maintain a significant holding of the Company's common stock. Pursuant to the Ownership Guidelines, the CEO, other named executive officers, other selected members of senior management and non-employee Board members, are required to achieve and maintain certain levels of beneficial ownership in the Company's common stock based on a multiple of their annual base salary. The Committee consulted with its independent compensation consultant in an effort to design Ownership Guidelines consistent with those of the Company's peer group. Non-employee directors are also required to maintain stock ownership at levels based on their annual cash retainer. The Ownership Guidelines are as follows:

•	Chief Executive Officer 5 Times Annual Base Salary

•	Executive Vice Presidents 3 Times Annual Base Salary

•	Division Presidents 3 Times Annual Base Salary

•	Other Section 16 Officers 1.5 Times Annual Base Salary

•	Non-Employee Board Members 5 Times Base Annual Cash Retainer

The Board set December 31, 2012 as the initial deadline for achieving the required stock ownership levels, and five years from the date of any individual's appointment, retention or promotion into one of the aforementioned positions. In light of the Company's stock performance over the last several years, achievement of the Stock Ownership Guidelines was not possible solely through the grant of equity. In consultation with PM&P and management, the Committee does not intend to take any action with regard to these individuals and is evaluating appropriate adjustments to the Stock Ownership Guidelines.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation's Chief Executive Officer and the three other most highly compensated executive officers (other than the Chief Financial Officer) as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.

The Committee generally designs components of executive compensation to ensure full deductibility. The Committee believes, however, that stockholder interests are best served by not restricting the Committee's discretion and flexibility in crafting compensation programs, even though such programs may result in certain non-deductible compensation expenses. Accordingly, the Committee has, from time to time, approved elements of compensation for certain officers that are not fully deductible, and may do so in the future in appropriate circumstances.

Beginning on April 1, 2006, the Company began accounting for stock-based compensation, including awards made under the 2004 Plan, in accordance with Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“FAS 123R”). In making compensation decisions, the Committee considers the impact of different forms of compensation from an accounting standpoint.

Clawbacks

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would reduce a previously paid incentive amount, the Company can recoup those improper payments from the CEO and CFO. In addition, the Company implemented a recoupment policy on March 27, 2012, in anticipation of the SEC's implementation of requirements under the Dodd-Frank Act. The Exide Technologies Incentive Compensation Recoupment Policy allows the Company to recoup any incentive compensation paid to a named executive officer for the preceding three fiscal years that was based on financial statements that require a restatement due to any act, intentional or otherwise. The Company will modify the policy, as necessary, to comply with final rules implemented

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with the Company's management. Based on the review and discussions, the Compensation Committee recommended to the Company's Board that the Compensation Discussion and Analysis be included in the proxy statement.

Members of the Compensation Committee

Carroll R. Wetzel, Jr. (Chair)
John P. Reilly
Michael P. Ressner

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
James R. Bolch, President and Chief Executive Officer	2013	$900,000	$1,713,200	—	—	—	$33,765	$2,646,965
	2012	$884,264	$1,000,000	$899,010	—	—	$50,657	$2,833,931
	2011	$583,013	$1,500,000	$7,816,638	$1,619,356	—	$108,055	$11,627,062
Phillip A. Damaska, Executive Vice President and Chief Financial Officer	2013	$435,000	—	—	—	$638	$29,736	$465,374
	2012	$409,166	—	$197,820	—	$1,728	$29,153	$637,867
	2011	$391,667	—	$386,282	$304,820	$94	$27,200	$1,110,063
Barbara A. Hatcher, Executive Vice President and General Counsel	2013	$384,396	—	—	—	$10.943	$29,183	$424,522
	2012	$369,900	—	$154,350	—	$20,655	$28,864	$573,769
	2011	$352,500	—	$299,962	$274,388	$6,416	$27,090	$960,356
R. Paul Hirt, Jr., Executive Vice President and President Exide Americas	2013	$411,000	$250,000	—	—	—	$32,178	$693,178
	2012	$148,718	—	$720,620	—	—	$50,918	$920,256
Michael Ostermann, Executive Vice President and President Exide Europe (1)	2013	$373,964	—	—	—	—	$225,611	$599,575
	2012	$376,769	—	$176,085	—	—	$239,224	$792,078
	2011	$400,532	—	$364,702	$431,261	—	$240,297	$1,436,792

(1)	Mr. Ostermann's compensation is paid in Euros and reflects the Euro/U.S. Dollar exchange rate of 1.28/1.00 as of March 31, 2013, 1.33/1.00 as of March 31, 2012, and 1.42/1.00 as of March 31, 2011.

(2)
On December 31, 2012, July 26, 2011 and July 26, 2010, Mr. Bolch received cash inducement payments of $1,713,000, $1,000,000 and $1,500,000, respectively. On December 14, 2012, Mr. Hirt received a cash inducement payment of $250,000. For a further discussion of these awards, see “Compensation Discussion and Analysis-Elements of Compensation-Other Awards.”

(3)
The amounts reported in the “Stock Awards” column of the table above represent the grant date fair value of the stock awards, including restricted stock, RSUs and performance share awards, granted for each year calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Amounts for performance share awards included in the “Stock Awards” column above reflect the most probable outcome award value at the date of grant in accordance with FASB ASC Topic 718. If the performance share awards were computed at the highest performance levels, the following amounts would be included in the table for each named executive officer with respect to such performance share awards.

Name	Fiscal Year	Performance Share Awards at the Highest Performance Level ($)
James R. Bolch	2011 2010	$1,272,141 $1,035,818
Phillip A. Damaska	2011 2010	$289,712 $190,480
Barbara A. Hatcher	2011 2010	$224,972 $124,913
R. Paul Hirt, Jr.	2012	$300,038
Michael Ostermann	2011 2010	$273,527 $206,463

Assumptions used in calculation of these amounts are included in Note 9 of the Company's financial statements in our Annual Report on Form 10-K for the fiscal years ended March 31, 2012.

(4)	Payments made in fiscal 2011 in this column represent awards granted under the fiscal 2010 AIP Plan, which were paid on or about July 6, 2011. For additional information see Item 11., of the CD&A.

(5)	The fiscal 2013, 2012 and 2011 calculations are measured at March 31, 2013, March 31, 2012 and March 31, 2011, respectively.

(6)
The Company provides various forms of compensation related to expatriate assignment that may include foreign service premium, foreign assignment tax equalization, location pay, housing and utilities, leave and travel, and a goods and services allowance. In order to minimize the tax impact resulting from Mr. Ostermann's work in France, a significant portion of Mr. Ostermann's fixed salary is allocated to his expatriate benefits. These items have been broken out separately in the following table which describes each component of the “All Other Compensation” column in the Fiscal 2013 Summary Compensation Table.

Name	Executive Relocation ($)	Automobile Reimbursement ($)	Tax Reimbursements ($)	Company Contribution to Retirement and 401(k) Plans ($)(a)	Expatriate Payments ($)(b)	Life Insurance ($)	Total ($)
James R. Bolch	$1,660	$12,000	$797	$14,850		$4,368	$33,675
Phillip A. Damaska		$11,400		$15,225		$3,111	$29,736
Barbara A. Hatcher		$11,400		$15,072		$2,711	$29,183
R. Paul Hirt, Jr.	$2,325	$11,400	$864	$16,030		$1,559	$32,178
Michael Ostermann		$35,471		$37,391	$152,749	—	$225,611

(a)
Mr. Ostermann's benefits in this column include $5,391 contributions to a social insurance plan provided under common law and a payment of $32,000 to his private pension plan established pursuant to his employment agreement.

(b)
Expatriate payments made to Mr. Ostermann for his time spent in Gennevilliers, France include the following for fiscal 2013: $44,298 housing allowance for reimbursement of housing expenses; and goods and services allowance of $104,850.

(c)    The payments are paid in Euros and reflect the Euro/U.S. Dollar exchange rate of 1.28/1.00 at March 31, 2013.

FISCAL 2014 GRANTS OF PLAN-BASED AWARDS TABLE

The following table provides information regarding equity and non-equity awards granted to the named executive officers in fiscal 2013.

Name	Grant Date	Grant Type	Threshold	Target	Maximum
James R. Bolch	3/27/2013	Annual Incentive Plan	$562,500	$1,125,000	$2,250,000
Phillip A. Damaska	3/27/2013	Annual Incentive Plan	$141,375	$282,750	$565,500
Barbara A. Hatcher	3/27/2013	Annual Incentive Plan	$96,408	$192,816	$385,632
R. Paul Hirt, Jr.	3/27/2013	Annual Incentive Plan	$133,900	$267,800	$535,600
Michael Ostermann	3/27/2013	Annual Incentive Plan	$171,182	$342,363	$684,727

The amounts shown illustrate fiscal 2014 award opportunities under the 2014 AIP. For additional information regarding the 2014 AIP, refer to the CD&A section of Item 11 herein.

FISCAL 2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

This table provides information on the holding of stock options, restricted stock and restricted stock units for the named executive officers as of March 31, 2013.

	Option Awards				Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (Exercisable) (#)(1)	Option Exercise Price ($)(1)	Option Expiration Date	Stock Grant Date (2)	Number of Shares Or Units of Stock That have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
James R. Bolch					7/26/2010	750,000	$2,025,000
						28,305	$76,424
					3/29/2011	26,200	$70,740
					3/27/2012	190,267	$595,536
Phillip A. Damaska	1/31/2005	12,000	$13.41	8/29/2015
	11/29/2005	16,000	$4.46	11/29/2015
	9/21/2006	34,900	$3.66	9/21/2016
	3/22/2007	16,795	$8.84	3/22/2017
	5/15/2008	31,310	$14.87	5/15/2018	5/15/2008	1,471	$3,972
	5/4/2009	21,948	$6.29	5/4/2019
					3/29/2011	5,967	$16,111
					3/27/2012	41,867	$113,041
Barbara A. Hatcher	10/13/2004	10,500	$13.41	10/13/2014
	11/29/2005	9,954	$4.46	11/29/2015
	9/21/2006	56,100	$3.66	9/21/2016
	3/22/2007	26,991	$8.84	3/22/2017
	5/15/2008	24,153	$14.87	5/15/2018	5/15/2008	1,357	$3,664
	5/4/2009	19,753	$6.29	5/4/2019	—
					3/29/2011	4,634	$12,512
					3/27/2012	32,667	$88,201
R. Paul Hirt, Jr.					11/18/2011	100,000	$270,000
						35,000	$94,500
					3/27/2012	28,201	$76,143
Michael Ostermann	5/4/2009	24,124	$6.29	5/4/2019
					3/29/2011	5,633	$15,209
					3/27/2012	37,267	$100,621

(1)
The 2004 Plan was amended effective August 22, 2007 to provide that the exercise price would be equal to the closing price of the Company's common stock on the grant date or the average closing price of our common stock for the ten days preceding the grant date, whichever is higher. On February 18, 2008, the executive officers and directors executed amendments to the option awards approved by the Board and granted to non-employee directors and executive officers where the exercise price was lower than closing price of the Company's common stock on the grant date.

(2)
All stock grants listed in this column represent restricted stock, with the exception of the March 22, 2007 grant of restricted stock units for all the named executive officers, and Mr. Ostermann's awards.

(3)
Mr. Bolch received two grants of restricted stock in connection with the commencement of his employment on July 26, 2010. The grant of 750,000 shares vests on July 26, 2013. Mr. Hirt received two grants of restricted stock in connection with the commencement of his employment on November 18, 2011. The grant of 100,000 shares vests on November 18, 2014.

(4)	The market value of unvested restricted stock is based on the $2.70 closing price of our stock on the NASDAQ Global Market on March 28, 2013.

The number of options granted is based, in part, on the theoretical value of the options. The Committee has traditionally used the BSVM. The BSVM uses a complex calculation designed to provide the theoretical value of an option at the date of grant. The BSVM calculates a probability distribution of future stock prices at a future exercise date by using an expected return equal to the risk-free rate of return. The return varies with the volatility of the security calculated as of the date of grant. Probability-weighted future payouts are then discounted back to present day dollars based on a risk-free rate of return. The parameters used in valuations include:

•	Volatility: The tendency of the market price of the security underlying the option to fluctuate either up or down.

•	Risk-Free Rate: The theoretical rate of return attributed to an investment with zero risk.

•	Term: The expected life of a stock option held by a Company employee before exercise or cancellation.

•	Grant Price: Market value of stock price on day stock option was granted.

FISCAL 2013 OPTION EXERCISES AND STOCK VESTED TABLE

The following table provides information for the named executive officers, on (1) stock option exercises during fiscal 2013, including the number of shares acquired upon exercise and the value realized and (2) the number of shares acquired upon the vesting of stock awards and the value realized.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(6)	Value Realized on Vesting ($)(7)
James R. Bolch(1)	—	—	149,638	$416,807
Phillip A. Damaska(2)	—	—	34,710	$95,759
Barbara A. Hatcher(3)	—	—	26,953	$74,521
R. Paul Hirt, Jr.(4)	—	—	31,599	$81,263
Michael Ostermann(5)	—	—	31,278	$86,410

(1)	Mr. Bolch forfeited 40,465 of the shares listed above to pay withholding tax obligations related to the vested shares.

(2)	Mr. Damaska forfeited 10,627 of the shares listed above to pay withholding tax obligations related to the vested shares.

(3)	Ms. Hatcher forfeited 8,555 of the shares listed above to pay withholding tax obligations related to the vested shares.

(4)	Mr. Hirt forfeited 4,795 of the shares listed above to pay withholding tax obligations related to the vested shares.

(5)	Mr. Ostermann forfeited 516 of the shares listed above to pay withholding tax obligations related to the vested shares.

(6)	All vested stock listed in this column represents restricted stock and vested, non-forfeitable restricted stock units (whether shares have been delivered or not delivered).

(7)
Values based on the closing price of our common stock on the respective exercise or vesting dates. Where the vesting date occurred on a Saturday or Sunday, value is based on the closing price on the last market date prior to the vesting date.

FISCAL 2013 PENSION BENEFITS TABLE

The table below sets forth information on the pension benefits for the named executive officers.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Actual Cash Balance Account ($)	Payments During Last Fiscal Year ($)
James R. Bolch	—	—	—	—	—
Phillip A. Damaska	Cash Balance Plan	8	—	$19,694	—
Barbara A. Hatcher	Cash Balance Plan	12	—	$72,885	—
	GNB	3.33	$81,316	—	—
R. Paul Hirt, Jr.	—	—	—	—	—
Michael Ostermann	—	—	—	—	—

(1)	Consistent with the Company's adoption of FASB ASC Topic 715, benefits are valued based on years of service as of March 31, 2013.

(2)	Ms. Hatcher participated in a pension plan with GNB Industrial, which merged with the Company in 2000. This plan is managed by the Company but was frozen as of December 31, 2000.

FISCAL 2013 DIRECTOR COMPENSATION TABLE
Directors who are employees receive no additional compensation or retirement benefits for serving on the Board or its committees. In fiscal 2013, we provided the following annual compensation to our non-employee directors:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
John P. Reilly, Chairman	$171,000	$80,000	$251,000
Herbert F. Aspbury	$98,000	$80,000	$178,000
Michael R. D'Appolonia	$80,500	$80,000	$160,500
David S. Ferguson	$90,500	$80,000	$170,500
John O'Higgins	$77,000	$80,000	$157,000
Dominic J. Pileggi	$79,500	$80,000	$159,500
Michael P. Ressner	$91,000	$80,000	$171,000
Carroll R. Wetzel	$96,000	$80,000	$176,000

(1)	This column represents the amount of cash compensation earned by the non-employee directors for meeting fees, annual retainer, Chairman retainer and Committee Chair retainers.

(2)
The amounts reported in this column reflect the grant date fair value date of the restricted stock unit awards granted to our non-employee directors during fiscal 2012 calculated in accordance with FASB ASC Topic 718. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. Assumptions used in the calculation of these amounts are included in Note 9 of the Company's financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The non-employee directors had the following aggregate number of restricted stock unit awards outstanding at March 31, 2013: Mr. Reilly 25,397, Mr. Aspbury 25,397, Mr. D'Appolonia 25,397, Mr. Ferguson 25,397, Mr. O'Higgins 25,397, Mr. Pileggi 25,397, Mr. Ressner 25,397, and Mr. Wetzel 25,397. None of the directors had any outstanding stock options.

Each non-employee director receives an annual cash retainer of $50,000 payable prospectively in quarterly cash installments. Additionally, the Chairman of the Board receives an annual retainer of $100,000, payable prospectively in quarterly installments. The Chairman of each of the Finance Committee and the Nominating and Corporate Governance Committee receives an additional annual cash retainer of $10,000. Each member of the Board also receives $1,500 for each Board or committee meeting attended in person and $1,000 for each Board or committee meeting attended telephonically. Each non-employee director also receives annual equity compensation of $80,000 in the form of restricted stock unit awards. Additionally, each new director receives restricted stock units valued at $50,000 that vest ratably over two years beginning with the first Annual Meeting following one year of service Such awards accelerate if the director is nominated but not re-elected at a stockholder meeting. The restricted stock units become non-forfeitable at the conclusion of the director's annual service, but stock certificates will not be issued until each director's retirement from the Board.

FISCAL 2013 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

The tables and narratives below describe the potential payments to each named executive officer upon termination. In accordance with SEC rules, all information described in this section is presented as if a triggering event occurred on March 31, 2013.

Name	Benefit	Termination w/o Cause or by employee for Good Reason	Termination w/ Cause or by employee w/o Good Reason	Termination w/o Cause within 24 months after a Change in Control	Death	Disability
James R. Bolch	Base Salary (1)	$2,025,000		$2,250,000
	AIP (2)
	Restricted Shares (3)	$2,025,000		$2,685,884	$2,025,000	$2,025,000
	Performance Unit Share Award (4)			$212,220	$141,480	$141,480
	Performance Unit Cash Award (5)			$2,650,000	$1,166,333	$1,166,333
	COBRA (6)	$19,750		$19,750

(1)
Values based on Mr. Bolch's base salary in effect as of March 31, 2013. In addition to the amount listed above, Mr. Bolch would receive earned but unpaid salary and earned but unpaid vacation through the date of termination under any circumstance, including death or disability.

(2)	Mr. Bolch is entitled to receive any earned but unpaid fiscal 2013 award under the 2012 AIP. For purposes of this table, no amount was included since there was no payout under the under the 2012 AIP.

(3)
Values based on the number of inducement restricted shares under the 2009 Stock Incentive Plan that would vest upon termination multiplied by the $2.70 closing price of our common stock on March 28, 2013, except for a termination under a change in control, in which event the calculation includes all unvested shares of restricted stock as of March 31, 2013.

(4)
Value assumes target level is reached for performance shares pro-rated for the period ended March 31, 2013, except for a termination under a change in control, in which event all granted shares would be paid at assumed target level. Value assumes that target level is reached for outstanding performance share awards multiplied by the $2.70 closing price of our common stock on March 31, 2013. For purposes of this table, no amount was included for the Fiscal 2011 LTIP since there was no payout earned.

(5)
Value assumes target level is reached for performance cash pro-rated for the period ended March 31, 2013, except for a termination under a change in control, in which event all granted performance cash awards would be paid at assumed target level.

(6)	Based on rates in effect as of March 31, 2013 and assumes full 18 months of COBRA eligibility.

Name	Benefit	Termination w/o Cause or by employee for Good Reason	Termination w/ Cause or by employee w/o Good Reason	Termination w/o Cause within 24 months after a Change in Control	Death	Disability
Phillip A. Damaska	Base Salary(1)	$435,000		$870,000
	AIP
	Stock Options(2)
	Restricted Shares(3)			$133,124
	Performance Unit Share Award(4)			$48,330	$32,220	$32,220
	Performance Unit Cash Award(5)			$590,000	$261,000	$261,000
	COBRA(6)	$19,748		$25,021
Barbara A. Hatcher	Base Salary(1)	$385,632		$771,264
	AIP
	Stock Options(2)
	Restricted Shares(3)			$104,367
	Performance Unit Share Award(4)			$56,295	$37,530	$37,530
	Performance Unit Cash Award(5)			$459,000	$203,000	$203,000
	COBRA(6)	$14,477		$21,413
R. Paul Hirt, Jr.	Base Salary(1)	$410,000		$410,000
	AIP
	Stock Options(2)
	Restricted Shares(3)			$440,643
	Performance Unit Share Award(4)			$212,625	$100,406	$100,406
	Performance Unit Cash Award(5)			$133,000	$62,806	$62,806
	COBRA(6)	$19,750		$29,506
Michael Ostermann	Base Salary(1)	$526,714		$1,053,427
	AIP
	Stock Options(2)
	Restricted Shares(4)			$115,830
	Performance Unit Share Award(5)			$45,630	$30,420	$30,420
	Performance Unit Cash Award(6)			$535,000	$239,333	$239,333

(1)
Upon termination without cause by the Company, Messrs. Damaska, Hirt and Ostermann and Ms. Hatcher would receive one year of severance, regardless of whether they obtain employment elsewhere during such year. Upon a termination following a change in control, Messrs. Damaska, Hirt and Ostermann and Ms. Hatcher would receive 200% of their respective annual base salary. Assumes there would be no change in severance policy after a change in control. Mr. Ostermann's compensation is paid in Euros and reflects the Euro/U.S. Dollar exchange rate of 1.28/1.00 at March 31, 2013.

(2)
Values shown were determined by multiplying the number of “in the money” options that would vest upon termination by the difference between the exercise price and the closing price of our stock on March 31, 2013. Excludes valuation of shares otherwise exercisable at March 31, 2013.

(3)
Values based on the number of shares not vested at March 31, 2013 multiplied by the $2.70 closing price of our common stock on March 28, 2013. Excludes valuation of shares otherwise vested or non-forfeitable at March 31, 2013.

(4)
Value assumes target level is reached for performance shares pro-rated for the period ended March 31, 2013, except for a termination under a change in control, in which event all granted shares would be paid at assumed target level.

(5)	Value assumes that target level reached for outstanding performance share awards multiplied by the $2.70 closing price of our common stock on March 28, 2013.

(6)	Based on rates in effect as of March 31, 2013 and assumes full 18 months of COBRA eligibility.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the number of shares of the Company's common stock beneficially owned as of May 31, 2013, unless otherwise noted, of the following:
each person whom we know beneficially owns more than five percent of our common stock;
each of our directors and nominees for the Board;

each of our named executive officers; and
all of our directors and executive officers as a group.
Unless otherwise noted below, the address of each beneficial owner is c/o Exide Technologies, 13000 Deerfield Parkway, Building 200, Milton, GA 30004.
Except as indicated by the footnotes below, we believe, based on information furnished to our company, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
Applicable percentage ownership is based on 79,324,489 shares of common stock outstanding at May 16, 2013. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, in accordance with the rules of the SEC we included outstanding shares of common stock subject to options, warrants or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of May 31, 2013. We did not deem these shares outstanding, however, for purposes of computing the percentage ownership of any other person.
The information provided in the table below is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jeffrey L. Gendell(1) c/o Tontine Capital Management, L.L.C. 55 Railroad Avenue, 1st Floor Greenwich, CT 06830	7,914,192	9.3
FMR LLC (2) 82 Devonshire Street Boston, MA 02109	7,405,956	10
Blackrock Inc. (3) 40 East 52nd St. New York, NY 10022	4,624,679	5.8

Officers and Directors (4)
Herbert F. Aspbury	72,035	*
James R. Bolch	1,146,434	1.4
Michael R. D'Appolonia	97,362	*
David S. Ferguson	92,682	*
John O'Higgins	42,455	*
John P. Reilly	103,363	*
Michael P. Ressner	91,599	*
Carroll R. Wetzel	112,585	*
Phillip A. Damaska	298,578	*
Barbara A. Hatcher	278,400	*
R. Paul Hirt, Jr.	199,595	*
Michael Ostermann	115,776	*
All Directors and executive officers as a group (15 persons)	2,846,474	3.6

(1)
Based on the Schedule 13G/A filed with the SEC on February 14, 2013 by FMR LLC and its affiliates (“FMR”). FMR stated in its Schedule 13G/A filing that, of the 7,405,956 shares beneficially owned as of December 31, 2012, it has sole voting power with respect to all such shares.

(2)
Based on the Schedule 13G/A filed with the SEC on February 8, 2013 by Tontine Overseas Associates, L.L.C., Tontine Capital Management, L.L.C., TTR Management, LLC, Tontine Asset Associates, LLC, and Jeffrey L. Gendell (collectively, "Tontine"). Tontine stated in its Schedule 13G/A that Mr. Gendell is the Managing Member of Tontine Overseas Associates, L.L.C., Tontine Capital Management, L.L.C., Tontine Asset Associates, LLC and, in that capacity, directs their operations. Mr. Gendell has the sole power to vote or direct the vote of 1,129,001 shares and shared power to vote or direct the vote of the remaining 6,785,191 shares.

(3)
Based on the Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 8, 2013. BlackRock stated in its Schedule 13G/A filing that, of the 4,624,679 shares beneficially owned as of December 31, 2012, it has sole voting power with respect to all such shares.

(4)
Includes shares of our common stock that may be acquired by exercise of stock options or in connection with vesting of restricted stock units within 60 days of May 31, 2013 for directors and executive officers as follows: Mr. Aspbury, 70,735 shares; Messrs. D'Appolonia, Reilly and Ressner, 78,520 shares each; Messrs. Ferguson and Wetzel, 76,408 shares each; Mr. O'Higgins, 42,455 shares; Mr. Damaska, 132,953 shares; Ms. Hatcher, 147,451 shares; Mr. Ostermann, 24,124 shares; and all directors and executive officers as a group, 954,659 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to our Corporate Governance Guidelines, as well as the written Related Party Transaction Policy adopted by the Board on March 22, 2007, the Audit Committee is responsible for the review of “related person transactions” between the Company and related persons, including directors, executive officers, director nominees, 5% stockholders of the Company, as well as the immediate family members of each of the foregoing individuals. These related person transactions apply to any transaction or series of transactions in which we or one of our subsidiaries is a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest.

The Company annually solicits information from its directors and executive officers in order to monitor potential conflicts of interest. Director nominees are also requested to provide the Company the foregoing information. The Audit Committee considers whether any proposed related person's transaction is on terms and conditions that are reasonable under the circumstances and in the best interest of stockholders.

In fiscal 2013, the Company billed to, or received from Thomas & Betts and its subsidiaries, including JT Packard, the principal assets of which were purchased by Thomas & Betts in 2010, payments in the amount of approximately $325,000 for the supply of batteries, including new battery systems and temporary battery systems, and the service of those battery systems. Mr. Pileggi, a director until May 29, 2013, is the Chairman and former Chief Executive Officer of Thomas & Betts Corporation, a subsidiary of ABB, Ltd. At the time the Company began supplying JT Packard, Mr. Pileggi was not one of the Company's directors. The Audit Committee and Board ratified and confirmed the related person transactions discussed above, and approved future supply and service to Thomas & Betts and all its consolidated subsidiaries in accordance with the Company's related party transaction policy up to a maximum amount of $10.0 million per year (above which further audit committee and board approval will be required).

Item 14. Principal Accountant Fees and Services

The following table presents fees billed for professional services rendered by KPMG LLP ("KPMG") for the audit of the Company's annual financial statements and internal control over financial reporting for fiscal 2013. KPMG replaced PricewaterhouseCoopers LLP (“PWC”) as the Company's independent registered public accounting firm in fiscal 2013. Fees related to professional services in fiscal 2012 were rendered by PWC.

	Fiscal 2013	Fiscal 2012
Audit fees(a)	$4,293,000	$5,349,129
Tax fees(b)	—	163,705
All other fees(c)	—	5,268
Total	$4,293,000	$5,518,102

a.
Fees billed for professional services performed for the audit of our annual financial statements and review of financial statements, quarterly reviews, and services that are normally provided in connection with statutory regulatory filings or engagements. Fees billed for fiscal 2013 and 2012 also included an audit of our internal control over financial reporting.

b.
Tax fees in 2012 relate to tax returns in Denmark and Norway, and research and development study and consulting services regarding Foreign Bank and Financial Accounts and transfer pricing in the United States.

c.	Fees billed in fiscal 2012 related to technical work performed over the preparation of certain statutory accounts in Norway.

d. All audit, audit-related and tax services for fiscal 2013 were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG LLP was compatible with the maintenance of KPMG LLP's independence in the conduct of its auditing functions. The Audit Committee's charter provides that individual engagements must be separately approved. The policy also requires specific approval by the Audit Committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Pursuant to the Audit Committee charter, the Audit Committee must approve all audit engagement fees other significant compensation to be paid to the independent auditor and the terms of such engagement. Additionally, the Audit Committee must pre-approve any non-audit services to be provided by the independent auditor.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements

See	Index to Consolidated Financial Statements.

(b)	Exhibits Required by Item 601 of Regulation S-K

See	Index to Exhibits.

(c)	Financial Statement Schedules

See	Index to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2013.

EXIDE TECHNOLOGIES

By:	/s/ PHILLIP A. DAMASKA
Phillip A. Damaska, Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated, in each case, on June 14, 2013.

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
David S. Ferguson, Director

INDEX TO EXHIBITS

2.1
Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the 2002 Debtors, dated March 11, 2004, incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K (file no. 001-11263) dated May 6, 2004.

2.2
Amended Technical Amendment to (1) Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the 2002 Debtors and (II) Plan Supplement for Joint Plan of Reorganization of the Official Committee of the Unsecured Creditors and the 2002 Debtors, dated April,27, 2004, incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K (file no. 001-11263) dated May 6, 2004.

2.3
Order confirming the Joint Plan of Reorganization of the Official Committee of Unsecured Creditors and the 2002 Debtors entered April 20, 2004, incorporated by reference to Exhibit 2.3 to the Company's Report on Form 8-K (file no. 001-11263) dated May 6, 2004.

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated November 8, 2007.

3.2	Amended and Restated Bylaws of the Company, effective June 1, 2012, incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K (file no. 001-11263) dated June 7, 2012.

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

†10.37	Exide Technologies 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 21, 2009.

†10.38	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010. #

†10.39	Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated March 31, 2010.

†10.40
Employment Agreement between Exide Technologies and James R. Bolch, dated June 10, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K
(file no. 001-11263) dated June 15, 2010.

†10.41
Restricted Stock Award Agreement, dated July 26, 2010, by and between Exide Technologies and James R. Bolch, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated July 26, 2010.

†10.42	U.K. form of Non-Employee Director Restricted Stock Unit Award, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 20, 2010.

†10.43
U.K. form of Non-Employee Director Restricted Stock Unit Award for New Directors, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 20, 2010.

†10.44
U.S. form of Non-Employee Director Restricted Stock Unit Award for New Directors, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated September 20, 2010.

†10.45	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated November 10, 2010.

†10.46	Form of Performance Share Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K (file no. 001-11263) dated April 4, 2011.

†10.47	Form of Performance Unit Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated April 4, 2011.#

†10.48
Offer of Employment to R. Paul Hirt, Jr., dated September 16, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (file no. 001-11263) dated February 9, 2012.

†10.49
Amendment to Employment Agreement between Exide Technologies and James R. Bolch dated February 6, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 9, 2011.

†10.50	Employment Agreement between Exide Technologies, GmbH and Michael Ostermann dated January 1, 2009.

†10.51	Assignment Agreement between Exide Technologies, GmbH and Michael Ostermann dated January 1, 2009.

†10.52
Amendment to Employment Agreement between Exide Technologies, GmbH and Michael Ostermann dated February 8, 2012, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K (file no. 001-11263) dated February 9, 2011.

†10.53	Performance Unit Award Agreement, dated as of March 27, 2012 by and between the Company and James R. Bolch. +

†10.54	Performance Unit Award Agreement, dated as of March 27, 2012 by and between the Company and Phillip A. Damaska. +

†10.55	Performance Unit Award Agreement, dated as of March 27, 2012 by and between the Company and Barbara A. Hatcher. +

†10.56	Performance Unit Award Agreement, dated as of March 27, 2012 by and between the Company and R. Paul Hirt, Jr. +

†10.57	Performance Unit Award Agreement, dated as of March 27, 2012 by and between the Company and Michael Ostermann. +

†10.58	Fiscal 2013 Annual Incentive Plan, amending and restating the Fiscal 2010 Short-Term Incentive Plan.

10.59	Supply Agreement between Daramic, LLC and Exide Technologies, dated September 4, 2012, incorporated by reference to the Report on Form 10-Q (file no. 001-11263) dated November 9, 2012.#

10.60
Amendment No. 1 to Fiscal 2013 Annual Incentive Plan, amending and restating the Fiscal 2010 Short-Term Incentive Plan incorporated by reference to the Report on Form 8-K (file no. 001-11263) dated December 7, 2012.

*10.61
Superiority Debtor-in-Possession Credit Agreement, dated as of June 9 2013, by and among Exide Technologies, a Debtor and a Debtor-in-Possession under Chapter 11 of the Bankruptcy Code, as US Borrower, Exide Global Holding Netherlands C.V., as Foreign Borrower, the lenders from time to time party thereto and JP Morgan Chase Bank, N.A., as Agent

16.1
Letter dated June 13, 2012 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission regarding a change in the Company's Certifying Accountants, incorporated by reference to Exhibit 16.1 to the Company's Report on Form 8-K (file no. 001-11263) dated June 14, 2012.

*21	Subsidiaries of Exide Technologies.

*23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

*31.1	Certification of James R. Bolch, Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Report.

†	Management contract or compensatory plan or arrangement.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Exide Technologies:

We have audited the accompanying consolidated balance sheet of Exide Technologies and subsidiaries (the “Company”) as of March 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year ended March 31, 2013. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for 2013 listed in the accompanying index. We also have audited Exide Technologies' internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Exide Technologies' management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on Exide Technologies' internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exide Technologies and subsidiaries as of March 31, 2013, and the results of their operations and their cash flows for the year ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Exide Technologies maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company's bankruptcy filing and related matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Atlanta, Georgia
June 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Exide Technologies

In our opinion, the consolidated balance sheet as of March 31, 2012 and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows for each of the two years in the period ended March 31, 2012 present fairly, in all material respects, the financial position of Exide Technologies and its subsidiaries at March 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended March 31, 2012 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
June 7, 2012

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per-share data)

	For the Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Net sales	$2,971,698	$3,084,650	$2,887,516
Cost of sales	2,564,403	2,599,822	2,346,189
Gross profit	407,295	484,828	541,327
Selling and administrative expenses	389,161	395,075	403,268
Restructuring and impairments, net	71,495	10,878	42,286
Operating (loss) income	(53,361)	78,875	95,773
Other expense, net	4,180	6,320	2,220
Interest expense, net	65,635	71,804	62,410
Loss on early extinguishment of debt	—	—	10,827
(Loss) income before income taxes	(123,176)	751	20,316
Income tax provision (benefit)	99,915	(55,203)	(6,496)
Net (loss) income	(223,091)	55,954	26,812
Net income (loss) attributable to noncontrolling interests	308	(785)	369
Net (loss) income attributable to
Exide Technologies	$(223,399)	$56,739	$26,443
(Loss) earnings per share
Basic	$(2.89)	$0.73	$0.34
Diluted	$(2.89)	$0.69	$0.33
Weighted average shares
Basic	77,270	77,667	76,678
Diluted	77,270	82,081	81,309

The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	For the Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Net (loss) income	$(223,091)	$55,954	$26,812
Other comprehensive (loss) income:
Foreign currency translation adjustment	(17,359)	(22,420)	24,629
Gain (loss) on derivatives qualifying as hedges, net	127	(117)	3,475
Change in defined benefit liabilities, net	(13,719)	(43,050)	11,505
Total comprehensive (loss) income	(254,042)	(9,633)	66,421
Comprehensive income (loss) attributable to noncontrolling interests	302	(339)	1,152
Comprehensive (loss) income attributable to Exide Technologies	$(254,344)	$(9,294)	$65,269
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$104,289	$155,368
Accounts receivable, net	504,795	500,375
Inventories	488,221	479,467
Prepaid expenses and other current assets	33,316	21,840
Deferred income taxes	11,470	30,804
Total current assets	1,142,091	1,187,854
Property, plant and equipment, net	558,115	622,975
Other assets:
Goodwill and intangibles, net	145,310	164,039
Deferred income taxes	107,865	174,601
Other noncurrent assets	51,049	45,517
	304,224	384,157
Total assets	$2,004,430	$2,194,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$22,017	$20,014
Current maturities of long-term debt	60,131	3,787
Accounts payable	435,736	390,549
Accrued expenses	281,432	276,809
Deferred income taxes	8,721	—
Total current liabilities	808,037	691,159
Long-term debt	693,864	752,930
Noncurrent retirement obligations	233,404	236,312
Deferred income taxes	17,171	17,158
Other noncurrent liabilities	98,022	95,075
Total liabilities	1,850,498	1,792,634

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 79,253 and 78,351 shares issued and outstanding	793	783
Additional paid-in capital	1,139,030	1,133,417
Accumulated deficit	(939,312)	(715,913)
Accumulated other comprehensive loss	(47,439)	(16,493)
Total stockholders’ equity attributable to Exide Technologies	153,072	401,794
Noncontrolling interests	860	558
Total stockholders’ equity	153,932	402,352
Total liabilities and stockholders’ equity	$2,004,430	$2,194,986
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Defined Benefit Plans	Derivatives Qualifying as Hedges	Cumulative Translation Adjustment	Non- controlling Interest
Balance at March 31, 2010	$756	$1,119,959	$(799,095)	$(38,398)	$(3,485)	$52,597	$15,704
Net income	—	—	26,443	—	—	—	369
Defined benefit plans, net of tax of $549	—	—	—	11,505	—	—	—
Translation adjustment	—	—	—	—	—	23,846	783
Net recognition of unrealized loss on derivatives, net of tax of $1,237	—	—	—	—	3,475	—	—
Increase in ownership of sub.	—	917	—	—	—	—	(15,754)
Common stock issuance/other	19	(319)	—	—	—	—	—
Stock compensation	—	6,567	—	—	—	—	—
Balance at March 31, 2011	$775	$1,127,124	$(772,652)	$(26,893)	$(10)	$76,443	$1,102
Net income	—	—	56,739	—	—	—	(785)
Defined benefit plans, net of tax of $15,472	—	—	—	(43,050)	—	—	—
Translation adjustment	—	—	—	—	—	(22,866)	446
Net recognition of unrealized loss on derivatives, net of tax of $49	—	—	—	—	(117)	—	—
Common stock issuance/other	8	1,141	—	—	—	—	(205)
Stock compensation	—	5,152	—	—	—	—	—
Balance at March 31, 2012	$783	$1,133,417	$(715,913)	$(69,943)	$(127)	$53,577	$558
Net loss	—	—	(223,399)	—	—	—	308
Defined benefit plans, net of tax of $2,436	—	—	—	(13,719)	—	—	—
Translation adjustment	—	—	—	—	—	(17,354)	(5)
Net recognition of unrealized loss on derivatives, net of tax of $49	—	—	—	—	127	—	—
Common stock issuance/other	10	(11)	—	—	—	—	(1)
Stock compensation	—	5,624	—	—	—	—	—
Balance at March 31, 2013	$793	$1,139,030	$(939,312)	$(83,662)	$—	$36,223	$860
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net (loss) income	$(223,091)	$55,954	$26,812
Adjustments to reconcile net (loss) income to net cash provided by operating activities-
Depreciation and amortization	80,187	84,353	84,067
Unrealized gain on warrants	—	(68)	(268)
Impairments, net	60,152	3,773	9,055
Deferred income taxes	93,178	(77,913)	(11,383)
Provision for doubtful accounts	1,284	1,529	(759)
Non-cash stock compensation	5,624	5,152	6,567
Amortization of deferred financing costs	4,266	4,289	4,798
Loss on early extinguishment of debt	—	—	10,827
Currency remeasurement loss (gain)	2,883	10,036	(2,373)
Changes in assets and liabilities—
Receivables	(1,655)	(9,899)	(2,094)
Inventories	(33,644)	20,025	(83,369)
Other current assets	(2,144)	866	(4,360)
Payables	57,375	(9,099)	66,925
Accrued expenses	12,812	13,131	(4,383)
Other noncurrent liabilities	(26,193)	(25,236)	(21,302)
Other, net	(3,017)	14,875	1,230
Net cash provided by operating activities	28,017	91,768	79,990
Cash flows from investing activities:
Capital expenditures	(101,501)	(109,836)	(88,589)
Insurance proceeds	3,290	—	—
Proceeds from asset sales	18,965	635	16,793
Net cash used in investing activities	(79,246)	(109,201)	(71,796)
Cash flows from financing activities:
Increase in short-term borrowings	2,965	12,408	1,820
Decrease in borrowings under Senior Secured Credit Facility	—	—	(285,423)
(Decrease) increase in other debt	(1,505)	5,409	(291,695)
Issuance of Senior Secured Notes	—	—	675,000
Financing costs	—	—	(23,093)
Debt redemption premium	—	—	(3,865)
Acquisition of noncontrolling interests/other	—	(544)	(15,145)
Net cash provided by financing activities	1,460	17,273	57,599
Effect of exchange rate changes on cash and cash equivalents	(1,310)	(5,835)	6,012
Net (decrease) increase in cash and cash equivalents	(51,079)	(5,995)	71,805
Cash and cash equivalents, beginning of period	155,368	161,363	89,558
Cash and cash equivalents, end of period	$104,289	$155,368	$161,363
Supplemental disclosures of cash flow information:
Interest paid	$68,872	$69,194	$41,569
Income taxes (net of refunds) paid	$10,452	$23,907	$7,627
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

(1) PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

On June 10, 2013 ("Petition Date") Exide Technologies (the "Debtor") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under the caption In re Exide Technologies, case number 13-11482. The Debtor is currently operating the Company's business as debtors-in-possession pursuant to the Bankruptcy Code. The Company's subsidiaries, foreign and domestic, have been excluded from the Chapter 11 proceedings and continue to operate their businesses without supervision from the Bankruptcy Court and are not subject to the requirements of the Bankruptcy Code.

The Company filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure the Company's balance sheet and access new working capital while continuing to operate in the ordinary course of business. The Company has a significant debt burden including $55.8 million of convertible notes ("Convertible Notes") coming due on September 18, 2013. Other factors leading to the reorganization included the impact of economic conditions on the Company's markets, particularly the U.S. and European markets, ongoing competitive pressures, loss of key customers over several years, unplanned production shut down in certain facilities, higher commodity costs including lead and purchased spent batteries. These factors contributed to higher costs and lower revenues and have resulted in significant operating losses and material adverse reductions in cash flows, severely impacting the Company's financial condition and its ability to make debt payments coming due.  Lastly, recent downgrades of the Company's credit rating as previously announced and loss of credit insurance used by certain suppliers adversely affected supplier trade credit terms, further impacting the Company's liquidity

As debtors-in-possession, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.

On June 11, 2013 Exide received Bankruptcy Court approval for among other things, on an interim basis, access to $395.0 million of a $500.0 million debtor-in-possession financing facility ("DIP Credit Facility"), the ability to pay pre-petition and post-petition employee wages, salaries and benefits and to honor customer warranty, sales returns and rebate obligations.

The DIP Credit Facility will be used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes. The DIP Credit Facilities continue certain financial covenants. Failure to maintain compliance with these covenants would result in an event of default which would restrict the Company's availability to funds necessary to maintain the Company's operations and assist in funding the Company's reorganization plans.

The Chapter 11 petitions triggered defaults on substantially all debt obligations of the Debtor and as a result, the Senior Secured Notes, Convertible Notes and ABL facility described below have been accelerated and are due and payable. Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. Although the Debtors expect to file a reorganization plan that provides for emergence from bankruptcy as a going concern, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Bankruptcy Court, or that any such plan will be successfully implemented.

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

On August 9, 2013, the Company expects to file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by the Company's books and records on the petition date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules will be subject to further amendment or modification. In Addition, the Bankruptcy Code provides for a claims reconciliation and resolution process, although a bar date for filing claims has not yet been established. As the ultimate number and amount of allowed claims is not presently known and, because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

At this time, it is not possible to predict the ultimate effect of the Chapter 11 reorganization on our business, various creditors and security holders or when it may be possible to emerge from Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company's common stock would likely be substantially if not completely diluted or cancelled as a result of the conversion of debt to equity or with respect to any other compromise of interest. Further it is also expected that the Company's senior secured notes and convertible senior subordinated notes will suffer substantial impairment.

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

The consolidated financial statements do not include adjustments, if any, to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. In addition, since the Debtors filed for protection under the Bankruptcy Code subsequent to March 31, 2013, the accompanying fiscal 2013 consolidated financial statements have not been prepared to reflect the impact of the bankruptcy filing, and do not include disclosures of liabilities subject to compromise. Financial statements prepared subsequent to the filing date under Chapter 11 will be prepared reflecting such amounts subject to compromise.

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
In fiscal 2012, the Company was apprised of allegations of intentional misstatement of production and inventory entries at the Company's Portugal recycling facility. As a result of the investigation, the Company determined that intentional misstatements of production and inventories were made, which resulted in overstatements of inventory and understatements of cost of sales over a multi-year period. The Company concluded that the amounts necessary to correct these errors were not material to fiscal 2012 full year results, and the Company concluded that the amounts associated with each of the relevant prior fiscal periods impacted were not material. The Company's financial results for the fiscal year ended March 31, 2012 included a pre-tax out of period adjustment of $4.6 million for the Transportation Europe and ROW segment.
Nature of Operations
The Company is one of the largest manufacturers and suppliers of lead-acid batteries for transportation and industrial energy applications in the world. The Company manufactures industrial and transportation batteries in North America, Europe, India, and Australia. The Company’s transportation batteries include starting, lighting and ignition batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles, motorcycles, recreational vehicles, marine, and other applications. The Company markets its transportation batteries to a broad range of retailers and distributors of replacement batteries and automotive original equipment manufacturers (“OEM”).

The Company’s industrial batteries consist of motive power batteries, such as those used in forklift trucks and other electric vehicles, and network power batteries used for back-up power applications, such as those used for telecommunication systems.
The Company has four reportable business segments: Transportation Americas, Transportation Europe and Rest of World (“ROW”), Industrial Energy Americas, and Industrial Energy Europe and ROW. For a discussion of the Company’s segments, see Note 18.
Major Customers and Concentration of Credit
The Company has a number of major end-user customers, retail and OEM, both in North America and Europe. No single customer accounted for more than 10% of consolidated net sales during any of the fiscal years presented.
Foreign Currency Translation
The functional currencies of the Company’s foreign subsidiaries are primarily the respective local currencies. Assets and liabilities of the Company’s foreign subsidiaries and affiliates are translated into U.S. Dollars at the year-end exchange rate, and revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency gains and losses from certain intercompany transactions are also recorded as a component of accumulated other comprehensive income (loss). All other foreign currency gains and losses are included in other expense (income), net.
Cash Equivalents
Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates fair value because of the short-term maturity of these instruments.
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated probable losses resulting from the inability of the Company’s customers to make required payments. The Company continues to assess the adequacy of the reserves for doubtful accounts based on the financial condition of the Company’s customers and other external factors that may impact collectability. The majority of the Company’s accounts receivable are due from trade customers. Credit is extended based on an evaluation of the Company’s customers’ financial condition and generally, collateral is not required. Payment terms vary and accounts receivable are stated in the Consolidated Financial Statements at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding for longer than the payment terms are considered past due. The Company considers a number of factors in determining the allowance for doubtful accounts, including the length of time trade accounts receivable are past due, the customers’ current ability to pay their obligations to the Company, the Company’s previous loss history, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible. The Company’s accounts receivable balance at March 31, 2013 and 2012 reflects an allowance for doubtful accounts of $20.1 million and $20.3 million, respectively.
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
Valuation of Long-Lived Assets

The Company’s long-lived assets include property, plant and equipment and identified intangible assets. Long-lived assets (other than indefinite lived intangible assets) are depreciated over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated by these asset groups. If such asset groups are considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs of disposal and are no longer depreciated. Indefinite-lived intangible assets are reviewed for impairment on both an annual basis and whenever changes in circumstances indicate the carrying value may not be recoverable. The fair value of indefinite-lived intangible assets is based upon the Company’s estimates of future cash flows and other factors including discount rates to determine the fair value of the respective assets. If these long-lived assets or their related assumptions change in the future, the Company may be required to record impairment charges.
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
Net Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by diluted weighted average shares outstanding. Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the Company’s Floating Rate Convertible Senior Subordinated Notes, if dilutive. The potential dilutive effect of the assumed conversion of convertible debt is determined using the if-converted method, and considers both the impact of incremented common shares after an assumed conversion, and the related addition to net (loss) income of the after-tax interest recognized during the period on the convertible debt. Shares which are contingently issuable under the Company’s prior plan of reorganization have been included as outstanding common shares for purposes of calculating basic earnings (loss) per share.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Recently Issued Accounting Standards

In February 2013, the FASB issued an amendment requiring disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This new accounting pronouncement is effective for the Company’s first quarter of fiscal 2014. The Company does not expect the adoption of this standard to result in any material impact to the Company’s consolidated financial statements.

In March 2013, the FASB issued an amendment requiring clarification regarding the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This new accounting pronouncement is effective for the Company’s first quarter of fiscal 2015. The Company does not expect the adoption of this standard to result in any material impact to the Company’s consolidated financial statements.

(3) ACCOUNTING FOR DERIVATIVES
The Company uses derivative contracts to hedge the volatility arising from changes in the fair value of certain assets and liabilities that are subject to market risk, such as interest rates on debt instruments, foreign currency exchange rates, and certain commodities. The Company does not enter into derivative contracts for trading or speculative purposes.
The Company recognizes outstanding derivative instruments as assets or liabilities, based on measurements of their fair values. If a derivative qualifies for hedge accounting, gains or losses in its fair value that offset changes in the fair value of the asset or liability being hedged (“effective” gains or losses) are reported in accumulated other comprehensive income (loss), and subsequently recorded to (loss) earnings only as the related variability on the hedged transaction is recorded in (loss) earnings. If a derivative does not qualify for hedge accounting, changes in its fair value are reported in (loss) earnings immediately upon occurrence, and the classification of cash flows from these instruments is consistent with that of the transactions being hedged. Derivatives qualify for hedge accounting if they are designated as hedging instruments at their inception, and if they are highly effective in achieving changes in fair value or cash flows that offset the fair value / cash flow changes of the assets or liabilities being hedged. Regardless of a derivative’s accounting designation, changes in its fair value or cash flows that are not offset by fair value / cash flow changes in the asset or liability being hedged are considered ineffective, and are recognized in (loss) earnings immediately.
The following tables set forth information on the presentation of these derivative instruments in the Company’s Consolidated Financial Statements:

		Fair Value As of
	Balance Sheet	March 31, 2013	March 31, 2012
		(In thousands)
Asset Derivatives:
Commodity swaps / forwards	Current assets	$141	$320
Foreign exchange forwards	Current assets	—	104
Interest rate swaps	Current assets	—	1,755
Interest rate swaps	Noncurrent assets	—	2,323
Liability Derivatives:
Foreign exchange forwards	Current liabilities	25	5,725
Commodity swaps / forwards	Current liabilities	—	697

	Statement of Operations	For the Fiscal Year Ended
		March 31, 2013	March 31, 2012	March 31, 2011
		(In thousands)
Foreign Exchange
Forwards	Other (income)
(Gain) loss	expense, net	$(2,652)	$(6,051)	$823
Commodity Swaps / Forwards
Loss (gain)	Cost of sales	1,302	3,970	(16)
Interest Rate Swap
(Gain) loss	Interest expense, net	(2,053)	(1,820)	5,305

(4) GOODWILL AND INTANGIBLE ASSETS

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames (subject to amortization)	Customer Relationships	Technology	Total
	(In thousands)
As of March 31, 2013
Gross amount	$1,014	$60,105	$13,671	$104,534	$25,411	$204,735
Accumulated amortization	—	—	(9,627)	(38,591)	(11,207)	(59,425)

	$1,014	$60,105	$4,044	$65,943	$14,204	$145,310

As of March 31, 2012
Gross amount	$4,000	$61,470	$13,971	$115,520	$30,958	$225,919
Accumulated amortization	—	—	(8,734)	(37,936)	(15,210)	(61,880)
	$4,000	$61,470	$5,237	$77,584	$15,748	$164,039

Amortization of intangible assets for fiscal year 2013, 2012 and 2011 was $6.9 million, $8.2 million and $8.5 million, respectively. Excluding the impact of any future acquisitions (if any), the Company anticipates annual amortization of intangible assets for each of the next five years to be approximately $6.6 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES
Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	March 31, 2013	March 31, 2012
	(In thousands)
Raw materials	$89,925	$85,116
Work-in-process	106,194	123,723
Finished goods	292,102	270,628
	$488,221	$479,467
(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	March 31, 2013	March 31, 2012
	(In thousands)
Land	$55,443	$56,983
Buildings and improvements	253,960	184,615
Machinery and equipment	802,414	922,159
Construction in progress	59,176	94,861
	1,170,993	1,258,618
Less: Accumulated depreciation	(612,878)	(635,643)
	$558,115	$622,975
Depreciation expense was $71.8 million, $74.1 million, and $72.8 million, for fiscal 2013, 2012, and 2011, respectively.

(7) OTHER NONCURRENT ASSETS

	March 31, 2013	March 31, 2012
	(In thousands)
Deposits (a)	$3,885	$4,566
Deferred financing costs	16,080	20,326
Investment in affiliates	1,877	1,963
Capitalized software, net	3,993	2,003
Loan to affiliate	1,005	1,005
Retirement plans	17,655	7,474
Financial instruments	—	2,323
Other	6,554	5,857
	$51,049	$45,517

(a)
Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers' compensation insurance, and operating lease commitments.

(8) DEBT
At March 31, 2013 and 2012, short-term borrowings of $22.0 million and $20.0 million, respectively, consisted of borrowings under various operating lines of credit and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. These borrowing facilities, which are typically for one-year renewable terms, generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.5% and 5.4% at March 31, 2013 and 2012, respectively.
Total long-term debt at March 31, 2013 and 2012 consisted of the following:

	March 31, 2013	March 31, 2012
	(In thousands)
8 5/8% Senior Secured Notes due February 1, 2018	$675,000	$675,000
Convertible Notes due September 2013	55,750	60,000
Other, including capital lease obligations and other loans at interest rates averaging approximately 6.2% due in installments through 2018	20,457	18,363
	751,207	753,363
Fair value adjustments on hedged debt (see Note 2 - interest rate swaps)	2,788	3,354
Total	753,995	756,717
Less-current maturities	60,131	3,787
Total Long-Term Debt	$693,864	$752,930
Total debt including short-term borrowings at March 31, 2013 and 2012 was $776.0 million and $776.7 million, respectively.
In January 2011, the Company issued $675.0 million in aggregate principal amount of 8 5/8% senior secured notes (“Senior Secured Notes” or “Notes”) due February 1, 2018. The proceeds of the Senior Secured Notes were used to (1) repay outstanding borrowings under the Company’s credit facilities existing prior to that offering; (2) fund the tender offer and consent solicitation and subsequent redemption by the Company of all of the then-outstanding 10.5% Senior Secured Notes due 2013 after the completion of the tender offer; and (3) fund ongoing working capital and other general corporate purposes. Concurrently with the issuance of the Senior Secured Notes, the Company entered into an ABL facility with commitments of an aggregate borrowing capacity of $200.0 million.
The Senior Secured Notes

Borrowings under the Senior Secured Notes bear interest at a rate of 8 5/8% per annum, payable semi-annually in arrears in the months of February and August. The Notes are senior secured obligations, and are not guaranteed by any of the Company’s subsidiaries.
Prior to February 1, 2015, the Company may redeem in whole or in part the Notes at a redemption price equal to 100.0% of the principal amount of the Notes plus accrued and unpaid interest, and a “make-whole” premium. In addition, prior to February 1, 2015, the Company may redeem, no more than once in any twelve-month period, up to 10.0% of the original aggregate principal amount of the Notes at a redemption price equal to 103.0% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. Prior to February 1, 2014, the Company may on one or more occasions redeem up to 35.0% of the aggregate principal amount of the Notes at a redemption price equal to 108.625% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, with the net cash proceeds of certain equity offerings. The Company may make such a redemption only if, after such redemption, at least 65.0% of the aggregate principal amount of the Notes issued under the indenture remains outstanding and the Company issues a redemption notice in respect thereof not more than 60 days after the consummation of the equity offering. On or after February 1, 2015, the Company may redeem, in whole or in part, the Notes at the redemption prices set forth in the following table (expressed as a percentage of the principal amount thereof):

Year	Percentage
2015	104.3%
2016	102.2%
2017 and thereafter	100.0%
Upon a change of control the Company will be required to make an offer to repurchase the Notes at a price equal to 101.0% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.
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
Asset-Backed Revolving Credit Facility
The ABL facility has a borrowing capacity of $200.0 million, and includes a letter of credit sub-facility of $75.0 million, a swingline sub-facility of $25.0 million and an accordion feature that permits the Company to increase the revolving credit commitments by an amount up to $50.0 million (for an aggregate revolving credit commitment of up to $250.0 million) if the Company obtains commitments from existing or new lenders for such increase. Revolving loans and letters of credit under the ABL facility will be available in U.S. Dollars and Euros. The ABL facility will mature January 25, 2016. The ABL facility (not including the swingline sub-facility) bears interest at a rate equal to (1) the base rate plus an interest margin or (2) LIBOR (for U.S. Dollar or Euro denominated revolving loans, as applicable) plus an interest margin. The base rate will be a rate per annum equal to the greatest of (a) the U.S. Federal Funds Rate plus 0.5%, (b) the prime commercial lending rate of the administrative agent, and (c) a rate equal to LIBOR for a one-month interest period plus 1.0%. The swingline sub-facility will bear interest at a rate per annum equal to the applicable floating rate (base rate or LIBOR for a one-month interest period) plus an interest margin. The interest margin will be adjusted quarterly based on the average amount available for drawing under the ABL facility and will range between 2.8% and 3.3% per annum for LIBOR borrowings and 1.8% and 2.3% per annum for base rate borrowings.
The Company’s ability to obtain revolving loans and letters of credit under the ABL facility will be subject to a borrowing base comprising the following: (1) a domestic borrowing base comprising 85.0% of the Company’s eligible accounts receivable and those of the Company’s domestic subsidiaries, plus 85.0% of the net orderly liquidation value of the Company’s eligible inventory and such domestic subsidiaries less, in each case, certain reserves and subject to certain limitations, and (2) a foreign borrowing base comprising 85.0% of the combined eligible accounts receivable of certain of the Company’s foreign subsidiaries, plus 85.0% of the net orderly liquidation value of eligible inventory of the Company’s Canadian subsidiaries less, in each case, certain reserves and subject to certain limitations. The maximum amount of credit that will be available to the Company under the foreign borrowing base will be limited to the U.S. Dollar equivalent of $40.0 million plus the availability generated by the eligible accounts receivable and inventory of our Canadian subsidiaries.
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

The Convertible Notes

In March 2005, the Company issued floating rate convertible senior subordinated notes due September 18, 2013, with an aggregate principal amount of $60.0 million. The Convertible Notes bear interest at a per annum rate equal to the 3-month LIBOR, adjusted quarterly, minus a spread of 1.5%. The interest rate at March 31, 2013 and March 31, 2012 was 0.0%. Interest is payable quarterly. The notes are convertible into the Company’s common stock at a conversion rate of 61.6143 shares per one thousand dollars principal amount at maturity, subject to adjustments for any common stock splits, dividends on the common stock, tender and exchange offers by the Company for the common stock and third-party tender offers, and in the case of a change in control in which 10.0% or more of the consideration for the common stock is cash or non-traded securities, the conversion rate increases, depending on the value offered and timing of the transaction, to as much as 70.2247 shares per one thousand dollars principal amount.

At March 31, 2013, the Company was in compliance with covenants contained in the ABL Facility and the indentures governing the Notes and the Convertible Notes.

At March 31, 2013, the Company had outstanding letters of credit with a face value of $46.8 million and surety bonds with a face value of $53.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2013, pursuant to the terms of the agreement, was $24.3 million.

Annual principal payments required under long-term debt obligations at March 31, 2013 are as follows:

Amount
(In thousands)
2014	$60,131
2015	5,082
2016	2,057
2017	2,130
2018	677,019
2019 and beyond	7,576
Total	$753,995

(9) EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
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
The Company also has defined contribution plans in North America, Europe, and ROW with related expense of $21.8 million, $19.3 million, and $8.8 million, for fiscal 2013, 2012, and 2011, respectively.
The Company provides certain retiree health care and life insurance benefits to a limited number of employees. The Company accrues the estimated cost of providing post-retirement benefits during the employees’ applicable years of service.
The following tables set forth the plans’ funded status and the amounts recognized in the Company’s Consolidated Financial Statements at March 31, 2013 and 2012:

Pension Benefits:
	Fiscal Year Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$686,725	$633,486
Service cost	2,384	2,231
Interest cost	29,711	33,076
Actuarial loss (gain)	31,284	65,599
Plan participants’ contributions	221	258
Benefits paid	(35,392)	(35,846)
Currency translation	(13,586)	(9,823)
Settlements and other	(3,812)	(2,256)
Benefit obligation at end of period	$697,535	$686,725
Change in plan assets:
Fair value of plan assets at beginning of period	$472,316	$444,079
Actual return on plan assets	47,348	39,560
Employer contributions	25,400	27,267
Plan participants’ contributions	221	258
Benefits paid	(35,392)	(35,846)
Currency translation	(8,505)	(746)
Settlements and other	(3,811)	(2,256)
Fair value of plan assets at end of period	$497,577	$472,316
Reconciliation of funded status:
Benefit obligation at end of period	$697,535	$686,725
Fair value of plan assets at end of period	497,577	472,316
Funded status	$(199,958)	$(214,409)
Amounts recognized in Statement of Financial Position:
Noncurrent other assets	$17,655	$7,474
Accrued expenses	(8,340)	(8,822)
Noncurrent retirement obligations	(209,273)	(213,061)
Net amount recognized at end of period	$(199,958)	$(214,409)
Amounts recognized in accumulated other comprehensive loss:
Prior service cost	$799	$896
Net actuarial loss	108,916	98,501
Net amount recognized in accumulated other comprehensive loss	$109,715	$99,397

Other Post-Retirement Benefits:
	Fiscal Year Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$25,153	$23,332
Service cost	700	516
Interest cost	1,046	1,123
Actuarial loss	1,097	2,467
Plan participants’ contributions	120	115
Benefits paid	(1,859)	(2,132)
Currency translation	(232)	(268)
Benefit obligation at end of period	$26,025	$25,153
Change in plan assets:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	1,739	2,017
Plan participants’ contributions	120	115
Benefits paid	(1,859)	(2,132)
Fair value of plan assets at end of period	$—	$—
Reconciliation of funded status:
Benefit obligation at end of period	$26,025	$25,153
Fair value of plan assets at end of period	—	—
Funded status	$(26,025)	$(25,153)
Amounts recognized in statement of financial position:
Accrued expenses	$(1,894)	$(1,902)
Noncurrent retirement obligations	(24,131)	(23,251)
Net amount recognized at end of period	$(26,025)	$(25,153)
Amounts recognized in accumulated other comprehensive (income) loss:
Prior service credit	$(2,950)	$(3,440)
Net actuarial loss	10,478	10,130
Net amount recognized in accumulated other comprehensive loss:	$7,528	$6,690

Disclosure Assumptions:	Pension		Other Post-Retirement
	Benefits		Benefits
Weighted-average assumptions as of:	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Discount rate	4.2%	4.5%	4.0%	4.3%
Rate of compensation increase	2.5%	2.5%	n/a	n/a
Expense Assumptions:	Pension			Other Post-Retirement
	Benefits / Expense			Benefits / Expense
Weighted-average assumptions for:	FY 2013	FY 2012	FY 2011	FY 2013	FY 2012	FY 2011
Discount rate	4.5%	5.4%	5.5%	4.3%	5.1%	5.7%
Expected return on plan assets	6.2%	7.1%	7.2%	n/a	n/a	n/a
Rate of compensation increase	2.5%	2.6%	2.9%	n/a	n/a	n/a
For fiscal year 2013 pension benefit expense, the Company assumed an expected weighted average return on plan assets of 6.2%. In developing this rate assumption, the Company evaluated input from third-party pension plan asset managers, including their review of asset class return expectations and long-term inflation assumptions.

The changes in plan assets and benefit obligations recognized in other comprehensive income (loss) at March 31, 2013 are as follows:

	Pension Benefits	Other Post Retirement Benefits
	(in thousands)
Net loss arising during the year	$12,948	$1,097
Net prior service cost during the year	(62)	490
Net loss recognized during the year	(2,172)	(642)
Exchange rate loss recognized during the year	(396)	(107)
Total	$10,318	$838
The amounts in accumulated other comprehensive loss expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in the next fiscal year are as follows:

	Pension Benefits	Other Post Retirement Benefits
	(in thousands)
Amortization of:
Prior service cost/(credit)	$62	$(490)
Net loss	3,118	682
Total	$3,180	$192

Net Periodic Benefit Cost
The following tables set forth the plans’ expenses recognized in the Company’s Consolidated Financial Statements:

	Pension Benefits
	Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$2,384	$2,231	$3,168
Interest cost	29,711	33,076	33,357
Expected return on plan assets	(29,012)	(31,214)	(28,862)
Amortization of:
Prior service cost	62	88	221
Actuarial loss	2,019	665	1,037
Net periodic benefit cost	$5,164	$4,846	$8,921
The above excludes the impact of settlement and curtailment net (loss) gain of $(0.2) million, $0.5 million, and $1.4 million in fiscal 2013, 2012, and 2011, respectively.

	Other Post-Retirement Benefits
	Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$700	$516	$185
Interest cost	1,046	1,123	1,020
Amortization of:
Prior service cost	(490)	(490)	(490)
Actuarial loss (gain)	642	498	110
Net periodic benefit cost	$1,898	$1,647	$825

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $553.6 million, $548.0 million and $336.0 million, respectively, as of March 31, 2013 and $529.5 million, $524.3 million and $307.7 million, respectively, as of March 31, 2012.
The accumulated benefit obligation for the Company’s pension plans was $690.5 million as of March 31, 2013. Expected future benefit payments are as follows:

		Other Post- Retirement
Fiscal Year	Pension Benefits	Gross Expected Benefit Payments
	(In thousands)
2014	$40,931	$1,894
2015	37,012	1,815
2016	37,893	1,777
2017	38,467	1,767
2018	40,125	1,725
2019 to 2023	207,940	7,826
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

The asset allocation for the Company’s pension plans by asset category are as follows:

	Percentage of Plan Assets at Year End
	March 31, 2013	March 31, 2012
Cash and cash equivalents	1%	1%
Equity securities	40%	39%
Fixed income securities	57%	59%
Other	2%	1%
Total	100%	100%
Plan Contributions

The estimated fiscal 2014 pension plan contributions are $14.8 million and other post-retirement contributions are $1.9 million. Cash contributions to the Company’s pension plans are generally made in accordance with minimum regulatory requirements.
The Company expects that cumulative contributions to its pension plans will total approximately $98.3 million from fiscal 2014 to fiscal 2018, and contributions to its other post retirement benefit plans will total approximately $9.0 million from fiscal 2014 to fiscal 2018.
Health Care Cost Trends
Assumed health care cost trend rates have a significant effect on the amounts reported for other post-retirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$348	$263
Effect on the postretirement benefit obligation	$2,798	$2,281

(10) STOCK BASED COMPENSATION PLANS
The Company accounts for stock based compensation by recognizing the cost resulting from all share-based payment transactions in the financial statements. The Company uses fair value as the basis for measuring the cost of such compensation. The Company generally recognizes compensation expense on a straight-line basis over the period the award is earned by the employee.
The Company’s stock incentive plan provides incentives and awards to employees and directors of the Company. Under the plan, all employees are eligible to receive awards. The plan permits the granting of stock options, restricted stock, restricted stock units, and performance awards.
Under the terms of the plan, stock options are generally subject to a three-year vesting schedule, and generally expire 10 years from the option grant date. Restricted stock and restricted stock units are generally subject to a three to five-year vesting schedule. In addition, as part of their annual compensation, each non-employee member of the Company’s Board of Directors receives restricted stock units. These awards are 100.0% vested one year after the grant date, but are not deliverable until the director has completed his or her service on the board. The vesting schedules for the awards are subject to certain change in control provisions, including full vesting if an employee is terminated within 12 months of a change in control.
Total compensation cost related to stock compensation plans was $5.6 million and $5.2 million for fiscal 2013 and 2012, respectively. As of March 31, 2013, total compensation cost related to non-vested awards not yet recognized in the Company’s Consolidated Financial Statements was $4.6 million, which is expected to be recognized over a weighted average period of 1.2 years.
Stock Option Awards
The Company did not issue stock options during the fiscal years ended March 31, 2013, 2012, or 2011. The following table includes information about other stock option related transactions during those fiscal years:

The following is a summary of stock option activity:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Shares under option:
Outstanding at March 31, 2010	4,006	$7.79	7.0 years
Granted	—	6.29
Forfeited	(514)	9.28
Exercised	(393)	3.90
Outstanding at March 31, 2011	3,100	$8.02	6.0 years
Granted	—	n/a
Forfeited	(228)	9.01
Exercised	—	n/a
Outstanding at March 31, 2012	2,872	$7.94	5.0 years
Granted	—	n/a
Forfeited	(4)	6.29
Exercised	—	n/a
Outstanding at March 31, 2013	2,868	$7.94	4.0 years
Vested and Exercisable at:
March 31, 2013	2,868	$7.94	4.0 years
March 31, 2012	2,786	$7.99	4.9 years
March 31, 2011	2,769	$7.83	5.8 years
Restricted Stock Awards
During the fiscal years ended March 31, 2013, 2012, and 2011, 0.2 million, 1.4 million, and 1.4 million, shares of restricted stock and/or restricted stock units were approved to be granted to certain eligible employees.
Restricted stock transactions during the fiscal year ended March 31, 2013 were as follows:

	Number of Shares	Weighted-Average Fair Value
	(in thousands)
Outstanding (non-vested) at March 31, 2012	2,372	$4.83
Granted	221	3.13
Vested	(982)	5.12
Forfeited	(108)	5.06
Outstanding (non-vested) at March 31, 2013	1,503	$4.24

(11) INCOME TAXES
The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of net operating losses and temporary differences between the financial statement and tax bases of assets and liabilities. The components of income (loss) before income taxes and minority interest, and the (benefit) provision for income taxes are as follows:

	Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(In thousands)
Income (loss) before income taxes and minority interest:
U.S.	$(131,563)	$(30,726)	$(3,692)
Foreign	8,387	31,477	24,008
	$(123,176)	$751	$20,316
Income tax (benefit) provision:
Current
U.S.	$440	$(825)	$(268)
Foreign	6,297	23,535	5,155
	$6,737	$22,710	$4,887
Deferred
U.S.	$87,468	$(9,809)	$(1,311)
Foreign	5,710	(68,104)	(10,072)
	93,178	(77,913)	(11,383)
Total (benefit) provision	$99,915	$(55,203)	$(6,496)
Major differences between the federal statutory rate and the effective tax rate are as follows:

	Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
Federal statutory rate	35.0%	35.0%	35.0%
Dividend income	—	(0.2)	0.4
Withholding tax	(2.2)	—	—
Change in tax rate	0.2	(6.7)	(4.2)
Change in uncertain tax positions	2.4	(312.1)	(15.2)
Local tax provision	(1.4)	527.0	9.3
Change in valuation allowances	(123.3)	(8,109.8)	(2.1)
Revaluation of warrants	—	(3.2)	(0.4)
Rate differences on foreign subsidiaries	10.5	(1,795.2)	(59.1)
Executive compensation	—	72.2	2.8
Thin cap disallowance	(0.7)	84.1	—
Spain tax settlement	—	1,787.0	—
Sub part F income	—	28.0	1.0
Other, net	(1.6)	343.3	0.5
Effective tax rate	(81.1)%	(7,350.6)%	(32.0)%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities:

	March 31, 2013	March 31, 2012
Deferred tax assets:	(In thousands)
Operating loss and tax credit carry-forwards	$289,895	$259,657
Compensation reserves	66,709	64,628
Environmental reserves	9,235	9,446
Sales Returns	8,281	8,753
Other	11,837	26,069
Valuation allowance	(242,735)	(103,539)
	$143,222	$265,014
Deferred tax liabilities:
Property, plant and equipment	$(11,151)	$(32,022)
Foreign exchange	(76)	(4,880)
Intangible assets	(38,552)	(39,865)
	(49,779)	(76,767)
Net deferred tax assets	$93,443	$188,247
The net deferred income tax asset is classified in the consolidated balance sheet as follows:

	March 31, 2013	March 31, 2012
	(In thousands)
Current asset	$11,470	$30,804
Current liability	(8,721)	—
Noncurrent asset	107,865	174,601
Noncurrent liability	(17,171)	(17,158)
	$93,443	$188,247

As of March 31, 2013, the Company has net operating loss carry-forwards (“NOLs”) for U.S. and state income tax purposes of $333.0 million. These loss carry-forwards will expire in years 2014 through 2033. The Company determined that a Sec. 382 ownership change occurred during the fiscal year ending March 31, 2007 related to the September 2006 rights offering. IRC Sec. 382 places annual limits on the amount of the Company's U.S. and state NOLs that may be used to offset future taxable income. The Company has calculated its Sec. 382 limitation on U.S. and state losses incurred prior to September 15, 2006 to approximate $5.0 million per year over the next nineteen years.
At March 31, 2013, certain of the Company's foreign subsidiaries have NOLs for income tax purposes of approximately $906.5 million, of which approximately $68.0 million expire in fiscal years 2014 through 2028. The remaining NOLs are available for carry-forward indefinitely.
Valuation allowances have been recognized in the U.S. and certain foreign tax jurisdictions to reduce the deferred tax assets for loss carryforwards and deductible temporary differences for which it is more likely than not that the tax benefits associated with those assets will not be realized. In other jurisdictions (primarily France and Germany), the Company's net deferred tax assets include loss carryforwards and deductible temporary differences which management believes are realizable through future taxable income. Each quarter, the Company reviews the need to report the future realization of tax benefits of deductible temporary differences or loss carryforwards on its financial statements. All available evidence is considered to determine whether a valuation allowance should be established against these future tax benefits or previously established valuation allowances should be released. This review is performed on a jurisdiction by jurisdiction basis. As global market conditions and the Company's financial results in certain jurisdictions change, the continued release and establishment of related valuation allowances may occur.
During fiscal 2013, the Company determined that tax benefits from deferred tax assets relating to its United States operations is not more likely than not to be realized, and established a valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and its expected profitability in the current and future years. The establishment of the valuation allowance resulted in a non-cash income tax expense of $85.1 million. Also during fiscal 2013, the Company determined that it was not more likely than not that the tax benefits from deferred tax assets relating to some of its India and Portugal operations would be realized and established a valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and their expected profitability in the current and future years. Establishment of the valuation allowance resulted in a non-cash income tax charge in India and Portugal aggregating $3.5 million.
During fiscal 2012, the Company determined that tax benefits from deferred tax assets relating to its France operations is more likely than not, and reversed the valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and its expected profitability in the current and future years. Reversal of the valuation allowance resulted in a non-cash income tax benefit of $73.6 million. Also during fiscal 2012, the Company determined that it was not more likely than not that the tax benefits from deferred tax assets relating to some of its India and Portugal operations would be realized and established a valuation allowance on these deductible temporary differences and loss carryforwards. This determination was based on the results of operations in recent years and their expected profitability in the current and future years. Establishment of the valuation allowance resulted in a non-cash income tax charge in India and Portugal aggregating $4.2 million.
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
As of March 31, 2013, the Company had not provided for withholding or U.S. Federal income taxes on current or prior year undistributed earnings of certain foreign subsidiaries, since such earnings are expected to be reinvested indefinitely or be substantially offset by available foreign tax credits and operating loss carry forwards. As of March 31, 2013 and 2012, the Company had approximately $58.8 million and $137.3 million, respectively, of undistributed earnings in its foreign subsidiaries. It is not practicable to determine the amount of unrecognized deferred U.S. income tax liability on these unremitted earnings. During fiscal 2013, the Company has provided for $2.2 million in withholding taxes for earnings in China in which the Company no longer is asserting the permanent reinvestment exception.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years ended before March 31, 2010.
With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years ended before March 31, 2007. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	March 31, 2013	March 31, 2012
	(In thousands)
Beginning of year	$41,523	$51,523
Increases for tax positions taken during current period	—	2,345
Decreases for currency fluctuation on tax positions	(849)	(3,037)
Decreases for settlements with taxing authorities	(4,083)	(3,197)
Decreases for lapse of the applicable statute of limitations	(1,629)	(6,111)
End of year	$34,962	$41,523
The amount, if recognized, that would affect the Company's effective tax rate at March 31, 2013 and 2012 is $30.9 million and $38.3 million, respectively.
The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At March 31, 2013 and 2012, before any tax benefits, the Company had $1.2 million and $3.0 million, respectively, of accrued interest and penalties on unrecognized tax benefits.

During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded uncertain tax benefits will occur in the next twelve months. The removal of these uncertain tax benefits would affect the Company's effective tax rate by $0.3 million.

(12) COMMITMENTS AND CONTINGENCIES
Claims Reconciliation
On April 15, 2002, the “2002 Petition Date”, Exide Technologies, together with certain of its subsidiaries (the “2002 Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the "Previous Cases" and the "2002 Bankruptcy Court"). The Debtors, along with the Official Committee of Unsecured Creditors in the Previous Cases, filed a Joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the 2002 Plan.
Under the 2002 Plan, holders of general unsecured claims were eligible to receive collectively 2.5 million shares of common stock and warrants to purchase up to approximately 6.7 million shares of common stock at $29.84 per share. Approximately 13.4% of such common stock and warrants were initially reserved for distribution for disputed claims.
As general unsecured claims have been allowed in the Previous Cases , the Company has distributed approximately one share of common stock per $383.00 in allowed claim amount. These rates were established based upon the assumption that the common stock allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities.
Currently, there is one claim remaining open in the Previous Cases, that has not been settled, adjudicated or otherwise resolved. In addition, there is a pending adversary proceeding in which a settlement agreement to allow a general unsecured, non-priority claim has been approved by the 2002 Bankruptcy Court, but is awaiting final approval from a state court to become effective. In the event that the general unsecured claims made against the 2002 Debtors in the Prior Cases were settled, adjudicated or otherwise resolved on a final basis for an aggregate amount so that all of the shares of common stock held in reserve were not distributed, the 2002 Plan required such shares to be redistributed on a pro rata basis to the holders of such allowed general unsecured claims. Because of the filing of In re Exide Technologies, Case No. 13-11482, it is not certain whether any more shares of common stock will be distributed to the few remaining unsecured creditors who have not yet received a distribution in the Previous Cases or whether surplus shares, if any, of common stock, held in the distribution reserve will be distributed to the holders of allowed general unsecured claims in the Previous Cases.
Private Party Lawsuits and other Legal Proceedings

In 2003, the Company served notices in the U.S. Bankruptcy Court for the District of Delaware to reject certain executory contracts with EnerSys, which the Company contended were executory, including a 1991 Trademark and Trade Name License Agreement (the “Trademark License”), pursuant to which the Company had licensed to EnerSys use of the “Exide” trademark on certain industrial battery products in the United States and 80 foreign countries. EnerSys objected to the rejection of certain of those contracts, including the Trademark License. In 2006, the Bankruptcy Court granted the Company's request to reject certain of the contracts, including the Trademark License. EnerSys appealed those rulings. On June 1, 2010, the Third Circuit Court of Appeals reversed the Bankruptcy Court ruling, and remanded to the lower courts, holding that certain of the contracts, including the Trademark License, were not executory contracts and, therefore, were not subject to rejection. On August 27, 2010, acting on the Third Circuit's mandate, the Bankruptcy Court vacated its prior orders and denied the Company's motion to reject the contracts on the grounds that the agreements are not executory. On September 20, 2010, the Company filed a complaint in the Bankruptcy Court seeking a declaratory judgment that EnerSys does not have enforceable rights under the Trademark License under Bankruptcy Code provisions which the Company believes are relevant to non-executory contracts. EnerSys filed a motion to dismiss that complaint, which the Bankruptcy Court granted on January 8, 2013.

On June 7, 2013, EnerSys Delaware Inc., f/k/a EnerSys, Inc. filed suit against the Company in the Court of Chancery for the State of Delaware seeking an accounting and restitution for alleged benefits received by the Company and alleged losses incurred by Enersys allegedly as the result of the granting by the Bankruptcy Court in 2006 of an Order which allowed the Company to reject the Trademark License and use the licensed "Exide" trademark for Industrial battery products and the

Bankruptcy Court's subsequent August 2010 Order vacating the 2006 Order and denying the Company's request to reject the Trademark License.

On April 15, 2013, David M. Loritz filed a purported class action lawsuit against the Company, James R. Bolch, Phillip A. Damaska, R. Paul Hirt, Jr., and Michael Ostermann alleging violations of certain federal securities laws. On May 3, 2013, Trevor Knopf filed a nearly identical complaint against the same named defendants in the same court.   These cases were filed in the United States District Court for the Central District of California purportedly on behalf of purchasers of the Company's stock between February 9, 2012 and April 3, 2013.  On June 4, 2013, James Cassella and Sandra Weitsman filed a substantially similar action in the same court, purportedly on behalf of those who purchased the Company's stock between June 1, 2011 and April 24, 2013, against the Company, Messrs. Bolch, Damaska, Hirt and Lou Martinez.  The complaints allege that certain public statements made by the Company and its officers during the respective time periods constituted material misstatements in violation of Rule 10b-5 under the Securities Exchange Act. The complaints do not specify an amount of damages sought. The Company denies the allegations in the complaints and intends to vigorously pursue its defense.

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
The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of March 31, 2013 and March 31, 2012, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $25.4 million and $27.7 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities. Therefore, changes in estimates or future findings could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

On April 12, 2013, the Company was served with a notification of violation and 60 day intent to sue regarding the Company's Vernon, California facility from the California Communities Against Toxics (CCAT). CCAT alleges the Company violated the warning requirement of the State of California's Proposition 65, the Safe Drinking Water and Toxic Enforcement Act, regarding alleged community exposure to the chemical, 1,3-butadiene.

On May 28, 2013, the Company was served with a Notice of Intent to Sue by CCAT pursuant to the federal Resource Conservation and Recovery Act (RCRA)'s citizens suit provision at 42 USC Section 6972, alleging that the Company has created an imminent and substantial endangerment to health and the environment in and around the Company's Vernon, California facility.
On April 25, 2013, Zach Hernandez filed a purported class action lawsuit in the California Superior Court for the County of Los Angeles against the Company and Does 1-100 seeking damages and medical monitoring for an alleged class consisting of all Los Angeles County residents who allegedly have sustained physical or neurological injury or toxic exposure allegedly as the result of the release of allegedly hazardous waste or chemicals from the Company's facility located in Vernon, California.
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

Asset Sale Contract
In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. The Company believes the sale, which is subject to certain pre-closing actions, will provide cash proceeds after deducting closure related costs, of approximately $37.0 million. The buyer has fully funded an escrow account with the purchase price, a portion of which is currently available to the Company for certain demolition and remediation activities. At the request of regulators and others, the Company will allow interested parties to provide input on pre-closure remedial activities, which may include one or more notice and comment periods. Accordingly, the Company currently believes that the cash proceeds will be received in early fiscal 2015. Under the Company's indenture for the Notes, these proceeds were required to be invested in future U.S. capital expenditures or toward the repurchase of any Notes outstanding. Under the DIP Credit Agreement, these proceeds will be used to repay outstanding borrowings under the ABL Facility. In addition, the Company believes the transaction will have a net favorable impact on pre-tax income of approximately $25.0 to $27.0 million, which the Company currently expects to record upon finalizing the closing activities and receiving the cash proceeds.
Guarantees
At March 31, 2013, the Company had outstanding letters of credit with a face value of $46.8 million and surety bonds with a face value of $53.8 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at March 31, 2013, pursuant to the terms of the agreement, was $24.3 million.
Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. March 31, 2013, bank guarantees with an aggregate face value of $11.2 million were outstanding.
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
Changes in the Company’s sales returns and allowances liability (in thousands) are as follows:

Balance at March 31, 2012	$36,811
Accrual for sales returns and allowances	31,390
Settlements made (in cash or credit) and currency translation	(32,882)

Balance at March 31, 2013	$35,319

Leases
Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at March 31, 2013, are:

Fiscal Year	Operating	Capital
	(In thousands)
2014	$23,949	$844
2015	16,009	2,161
2016	10,054	40
2017	5,458	42
2018	2,825	29
Thereafter	5,417	—
Total minimum payments	$63,712	3,116
Less—interest on capital leases		151
Total principal payable on capital leases (included in long-term debt)		$2,965

Rent expense amounted to $50.6 million, $50.5 million, and $49.5 million, for the fiscal years ended March 31, 2013, 2012, and 2011, respectively.

(13) RESTRUCTURING AND IMPAIRMENTS, NET
The Company continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs. As part of these restructuring programs, the nature of the positions eliminated range from plant employees and clerical workers to operational, sales management, and divisional leadership.
During fiscal 2013, the Company recorded restructuring and impairment charges of $71.5 million, representing $8.5 million severance, $2.9 million closure costs and $60.2 million impairments. These restructuring charges primarily represent consolidation efforts in the Company’s workforce of approximately 629 positions. The impairment charges relate to closed facilities and other asset write offs, primarily in the Transportation Americas business.
The following summarizes restructuring reserve activity and asset sale and impairment (gain) loss, net:

	Severance Costs	Closure Costs	Restructuring	Impairments, net	Total Restructuring and Impairments, net
	(In thousands)
Balance at March 31, 2010	$19,483	$7,095	$26,578
Expenses	24,654	8,577	33,231	$9,055	$42,286
Payments and Currency Translation	(25,405)	(11,065)	(36,470)
Balance at March 31, 2011	18,732	4,607	23,339
Expenses	7,858	(753)	7,105	$3,773	$10,878
Payments and Currency Translation	(16,189)	(507)	(16,696)
Balance at March 31, 2012	10,401	3,347	13,748
Expenses	8,451	2,892	11,343	$60,152	$71,495
Payments and Currency Translation	(12,802)	(2,663)	(15,465)
Balance at March 31, 2013	$6,050	$3,576	$9,626

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
Restructuring and impairments, net by segment:

	For the Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(In thousands)
Transportation Americas	$57,104	$2,369	$7,406
Transportation Europe & ROW	8,163	4,115	6,816
Industrial Energy Americas	1,136	652	1,687
Industrial Energy Europe & ROW	4,613	2,301	22,954
Unallocated	479	1,441	3,423
TOTAL	$71,495	$10,878	$42,286

(14) (LOSS) EARNINGS PER SHARE
The Company computes basic (loss) earnings per share by dividing net (loss) earnings by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings, after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding. For the fiscal years ended March 31, 2013, 2012 and 2011, market rates were below the level at which interest payments for these notes are required.
Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method). Shares which are contingently issuable under the Company’s plan of reorganization have been included as outstanding common shares for purposes of calculating basic (loss) earnings per share. Basic and diluted (loss) earnings per share for the fiscal years ended March 31, 2013, 2012 and 2011 are summarized as follows:

	For the Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(In thousands, except per share amounts)
Net income (loss) attributable to
Exide Technologies	$(223,399)	$56,739	$26,443

Basic weighted average shares outstanding	77,270	77,667	76,678
Effect of dilutive securities:
Floating Rate Convertible
Senior Subordinated Notes	—	3,697	3,697
Employee stock options	—	292	619
Employee restricted stock
awards (non-vested)	—	425	315
	—	4,414	4,631
Diluted weighted average
shares outstanding	77,270	82,081	81,309

Basic (loss) earnings per share:	$(2.89)	$0.73	$0.34

Diluted (loss) earnings per share:	$(2.89)	$0.69	$0.33
Due to a net loss for the fiscal year ended March 31, 2013, certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive:

March 31, 2013
Shares associated with convertible debt (assumed conversion)	3,697
Employee stock options	2,872
Restricted stock awards (non-vested)	1,502
Total shares excluded	8,071

For the fiscal year ended March 31, 2013, 2012 and 2011 approximately 2.9 million, 1.8 million and 1.5 million stock options were excluded from the diluted (loss) earnings per share calculation because their exercise prices were greater than the average market price of the related common stock for the period, and their inclusion would be antidilutive. The remaining options were included in the treasury stock method calculation, and the resulting incremental shares were included in the calculation of diluted (loss) earnings per share.

(15) INTEREST EXPENSE, NET
Interest income of $1.0 million, $1.5 million, and $0.8 million, is included in interest expense, net for the fiscal years ended March 31, 2013, 2012, and 2011, respectively.

(16) OTHER EXPENSE (INCOME), NET

Other expense (income), net consist of:
	Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(In thousands)
Currency remeasurement loss (gain) (a)	$2,883	$10,036	$(2,373)
Reorganization items (b)	1,653	1,209	5,012
Gain on interest rate swap settlements	—	(4,578)	—
Other	(356)	(347)	(419)
	$4,180	$6,320	$2,220

(a) The currency remeasurement gain relates primarily to intercompany loans to foreign subsidiaries denominated in the Belarus Ruble, the Euro, and the Australian dollar.
(b) Reorganization items primarily consist of professional fees and claim settlements related to the Company’s 2002 bankruptcy filing, from which the successor Company emerged May 2004.

(17) FAIR VALUE MEASUREMENTS
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
The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	March 31, 2013		March 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
(Liability) Asset:
Senior Secured Notes due 2018	$(675,000)	$(580,500)	$(675,000)	$(562,781)
Convertible Senior Subordinated
Notes due 2013	(55,750)	(52,864)	(60,000)	(51,000)
Interest rate swap (a)	—	—	4,078	4,078
Foreign currency forwards (a)
Asset	25	25	104	104
Liability	—	—	(5,725)	(5,725)
Commodity swap (a)
Asset	141	141	320	320
Liability	—	—	(697)	(697)
(a) These financial instruments are required to be measured at fair value, and are based on inputs as described in the three-tier hierarchy that prioritizes inputs used in measuring fair value as of the reported date:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Inputs other than quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 – Inputs from valuation techniques in which one or more key value drivers are not observable, and must be based on the reporting entity’s own assumptions.

The following table represents our financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013:
Assets:
Foreign currency forward	$25	$—	$25	$—
Commodity swap	141	—	141	—

March 31, 2012:
Assets:
Interest rate swap	4,078	—	4,078	—
Foreign exchange forward	104		104
Commodity swap	320	—	320	—

Liabilities:
Foreign exchange forward	5,725	—	5,725	—
Commodity swap	697	—	697	—

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
The following table summarizes the investments that comprise the assets of the Company’s pension plans (see Note 9), all of which are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013
Cash and cash equivalents	$11,536	$11,536	$—	$—
Equity funds - U.S.-based companies	87,466	—	87,466	—
Equity funds - international-based companies	113,655	—	113,655	—
Fixed income funds	282,582	—	282,582	—
Other	2,336	—	2,336	—
Total pension assets	$497,575	$11,536	$486,039	$—
March 31, 2012
Cash and cash equivalents	$6,067	$6,067	$—	$—
Equity funds - U.S.-based companies	79,800	—	79,800	—
Equity funds - international-based companies	105,157	—	105,157	—
Fixed income funds	277,528	—	277,528	—
Other	3,764	—	3,764	—
Total pension assets	$472,316	$6,067	$466,249	$—

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

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(In thousands)
Net sales
Transportation Americas	$879,831	$907,838	$942,014
Transportation Europe & ROW	926,978	1,014,292	922,870
Industrial Energy Americas	368,386	339,328	295,364
Industrial Energy Europe & ROW	796,503	823,192	727,268
	$2,971,698	$3,084,650	$2,887,516
Operating income (loss) by segment
Transportation Americas	$(23,158)	$9,513	$62,368
Transportation Europe & ROW	20,335	55,928	65,792
Industrial Energy Americas	28,266	41,657	25,220
Industrial Energy Europe & ROW	21,787	14,435	23,149
Unallocated corporate	(29,096)	(31,780)	(38,470)
	18,134	89,753	138,059
Restructuring and impairments, net	(71,495)	(10,878)	(42,286)
	$(53,361)	$78,875	$95,773
Depreciation & Amortization
Transportation Americas	$28,465	$28,215	$27,365
Transportation Europe & ROW	19,052	18,590	18,991
Industrial Energy Americas	10,963	11,701	11,441
Industrial Energy Europe & ROW	17,386	21,039	19,278
Unallocated corporate	4,321	4,808	6,992
	$80,187	$84,353	$84,067
Capital expenditures
Transportation Americas	$32,105	$38,872	$25,011
Transportation Europe & ROW	36,323	40,195	25,768
Industrial Energy Americas	9,313	7,392	19,148
Industrial Energy Europe & ROW	16,120	15,915	14,808
Unallocated corporate	7,640	7,462	3,854
	$101,501	$109,836	$88,589

Geographic information is as follows:

	Revenues from External Customers
	Fiscal Year Ended
	March 31, 2013	March 31, 2012	March 31, 2011
	(In thousands)
United States	$1,248,217	$1,247,166	$1,072,139
France	190,730	200,456	180,716
Germany	382,521	434,051	363,296
Italy	217,403	229,271	194,231
Spain	238,235	252,801	231,304
Poland	105,813	107,519	112,972
Other	588,779	613,386	732,858
Total	$2,971,698	$3,084,650	$2,887,516

	Long-Lived Assets
	March 31, 2013	March 31, 2012
	(In thousands)
United States	$235,665	$287,802
France	15,807	16,356
Germany	62,203	67,245
Italy	55,505	59,783
Spain	86,267	89,234
Poland	48,734	35,406
Other	53,934	67,149
Total	$558,115	$622,975
(19) SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
The following is a summary of the Company’s quarterly consolidated results of operations:

	For the Fiscal Year Ended March 31, 2013
	First	Second	Third	Fourth
	(In thousands, except per share data)
Net sales	$693,438	$711,692	$804,879	$761,689
Gross profit	94,255	103,659	120,070	89,310
Operating income (loss)	1,054	6,836	4,726	(65,974)
(Loss) before income taxes	(14,656)	(9,880)	(11,639)	(87,001)
Net (loss) attributable to Exide Technologies	(106,498)	(13,878)	(15,443)	(87,580)
(Loss) per share:
Basic	$(1.38)	$0.18	$(0.20)	$(1.49)
Diluted	$(1.38)	$0.18	$(0.20)	$(1.49)

	For the Fiscal Year Ended March 31, 2012
	First	Second	Third	Fourth
	(In thousands, except per share data)
Net sales	$745,095	$772,953	$784,051	$782,551
Gross profit	116,650	118,614	126,511	123,053
Operating income	13,617	21,193	28,184	15,881
(Loss) income before income taxes	(4,163)	(2,632)	7,587	(41)
Net (loss) income attributable to Exide Technologies	(5,192)	(3,588)	68,215	(2,696)
(Loss) earnings per share:
Basic	$(0.07)	$(0.05)	$0.88	$(0.03)
Diluted	$(0.07)	$(0.05)	$0.84	$(0.03)

The Company recorded $55.1 million of restructuring and impairment in the fourth quarter of fiscal 2013.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
Valuation and Qualifying Accounts
Schedule II

	Balance at Beginning of period	Additions / Adjustments Charged to Expense	Deductions/ Charge- offs	Currency Translation	Balance at end of period
	(In thousands)
Allowance for Doubtful Accounts
Fiscal year ended:
March 31, 2011	$31,274	(759)	(2,348)	1,060	$29,227
March 31, 2012	$29,227	1,529	(9,039)	(1,378)	$20,339
March 31, 2013	$20,339	1,284	(928)	(592)	$20,103
Valuation Allowance on Deferred Tax Assets
Fiscal year ended:
March 31, 2011	$242,678	4,974	(15,677)	7,534	$239,509
March 31, 2012	$239,509	4,736	(125,983)	(14,723)	$103,539
March 31, 2013	$103,539	141,655	(1,793)	(666)	$242,735