Form 10-K/A
period 2013-03-31
EXIDE TECHNOLOGIES
filed 2013-06-17
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “10-K”), is to furnish the certifications of the chief executive officer and chief financial officer required by Section 906 of the Sarbanes-Oxley Act of 2002 and Item 601(b)(32) of Regulation S-K, which were accidentally omitted from the 10-K. No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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