Form 10-Q
period 2013-06-30
EXIDE TECHNOLOGIES
filed 2013-08-09
CIK 813781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
 __________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
As of July 31, 2013, 79,602,554 shares of common stock were outstanding.

EXIDE TECHNOLOGIES AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per-share data)

	For the Three Months Ended
	June 30, 2013	June 30, 2012
Net sales	$682,242	$693,438
Cost of sales	606,203	599,183
Gross profit	76,039	94,255
Selling and administrative expenses	92,169	93,685
Restructuring and impairments, net	8,724	(484)
Operating (loss) income	(24,854)	1,054
Other expense, net	5,165	1,235
Interest expense, net	21,356	14,100
(Loss) income before reorganization items, net	(51,375)	(14,281)
Reorganization items, net	39,538	375
(Loss) income before income taxes	(90,913)	(14,656)
Income tax provision (benefit)	309	91,812
Net (loss) income	(91,222)	(106,468)
Net income (loss) attributable to noncontrolling interests	(89)	30
Net (loss) income attributable to Exide Technologies	$(91,133)	$(106,498)
(Loss) earnings per share
Basic	$(1.17)	$(1.38)
Diluted	$(1.17)	$(1.38)
Weighted average shares
Basic	77,710	77,121
Diluted	77,710	77,121
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	For the Three Months Ended
	June 30, 2013	June 30, 2012
Consolidated net (loss) income	$(91,222)	$(106,468)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(519)	(24,940)
(Loss) gain on derivatives qualifying as hedges, net	—	(1,377)
Change in defined benefit liabilities, net	66	604
Total comprehensive (loss) income	(91,675)	(132,181)
Comprehensive income (loss) attributable to noncontrolling interests	(89)	21
Comprehensive (loss) income attributable to Exide Technologies	$(91,586)	$(132,202)
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per-share data)

	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$71,755	$104,289
Accounts receivable, net	505,196	504,795
Inventories	485,277	488,221
Prepaid expenses and other current assets	45,692	33,316
Deferred income taxes	10,928	11,470
Total current assets	1,118,848	1,142,091
Property, plant and equipment, net	560,880	558,115
Other assets:
Goodwill and intangibles, net	142,986	145,310
Deferred income taxes	113,147	107,865
Other noncurrent assets	59,897	51,049
	316,030	304,224
Total assets	$1,995,758	$2,004,430
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$19,186	$22,017
Current maturities of long-term debt	181,746	60,131
Accounts payable	259,473	435,736
Accrued expenses	241,950	281,432
Deferred income taxes	8,940	8,721
Total current liabilities	711,295	808,037
Long-term debt	18,406	693,864
Noncurrent retirement obligations	158,856	233,404
Deferred income taxes	17,587	17,171
Other noncurrent liabilities	79,643	98,022
	985,787	1,850,498
Liabilities subject to compromise	940,036	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized, 79,344 and 79,253 shares issued and outstanding	793	793
Additional paid-in capital	1,139,886	1,139,030
Accumulated deficit	(1,030,447)	(939,312)
Accumulated other comprehensive loss	(47,891)	(47,439)
Total stockholders’ equity attributable to Exide Technologies	62,341	153,072
Noncontrolling interests	7,594	860
Total stockholders’ equity	69,935	153,932
Total liabilities and stockholders’ equity	$1,995,758	$2,004,430
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the Three Months Ended
	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net (loss) income	$(91,222)	$(106,468)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	20,491	19,911
Loss (gain) on asset sales / impairments, net	23	(983)
Reorganization items, net	12,106	—
Deferred income taxes	(12,555)	89,589
Provision for doubtful accounts	534	(263)
Non-cash stock compensation	855	915
Amortization of deferred financing costs	2,372	1,062
Currency remeasurement (gain) loss	5,609	1,191
Changes in assets and liabilities
Receivables	675	10,657
Inventories	6,092	(52,075)
Other current assets	(11,953)	(4,120)
Payables	(122,194)	30,799
Accrued expenses	26,672	14,234
Other noncurrent liabilities	1,347	(4,834)
Other, net	(4,198)	3,450
Net cash provided by (used in) operating activities	(165,346)	3,065
Cash Flows From Investing Activities:
Capital expenditures	(18,930)	(24,086)
Proceeds from asset sales	529	36
Net cash used in investing activities	(18,401)	(24,050)
Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	1,043	(1,051)
Increase (decrease) in other debt	176,600	(650)
Financing fees and other	(25,628)	—
Net cash provided by (used in) financing activities	152,015	(1,701)
Effect of exchange rate changes on cash and cash equivalents	(802)	(2,591)
Net decrease in cash and cash equivalents	(32,534)	(25,277)
Cash and cash equivalents, beginning of period	104,289	155,368
Cash and cash equivalents, end of period	$71,755	$130,091

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period
Interest	$3,291	$2,172
Income taxes (net of refunds)	$4,635	$1,971
The accompanying notes are an integral part of these statements.

EXIDE TECHNOLOGIES AND SUBSIDIARIES
DEBTOR-IN-POSSESSION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE
Reorganization under Chapter 11 of the U.S. Bankruptcy Code
On June 10, 2013 ("Petition Date"), Exide Technologies (the "Debtor") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the District of Delaware ("Bankruptcy Court") under the caption In re Exide Technologies, case number 13-11482. The Debtor is operating the Company's business as debtor-in-possession pursuant to the Bankruptcy Code. The Company's subsidiaries, foreign and domestic, have been excluded from the Chapter 11 proceedings, continue to operate their businesses without supervision from the Bankruptcy Court and are not subject to the requirements of the Bankruptcy Code.
The Company filed for reorganization under Chapter 11 as it offered the most efficient alternative to restructure the Company's balance sheet and access new working capital while continuing to operate in the ordinary course of business. Factors leading to the reorganization included the Company's significant debt burden, impact of economic conditions on the Company's markets, particularly the U.S. and European markets, ongoing competitive pressures, loss of key customers over several years, unplanned production shut down in certain facilities and higher commodity costs including lead and purchased spent batteries. These factors contributed to higher costs and lower revenues and have resulted in significant operating losses and material adverse reductions in cash flows, severely impacting the Company's financial condition and its ability to make debt payments coming due.  Lastly, downgrades of the Company's credit rating and loss of credit insurance used by certain suppliers adversely affected supplier trade credit terms, further impacting the Company's liquidity.
As debtor-in-possession, the Debtor is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court.
On June 11, 2013, Exide received Bankruptcy Court approval for among other things, on an interim basis, access to $395.0 million of a $500.0 million debtor-in-possession financing facility ("DIP Credit Facility") on the terms set forth in the debtor-in-possession credit agreement ("DIP Credit Agreement"), the ability to pay pre-petition and post-petition employee wages, salaries and benefits and to honor customer warranty, sales returns and rebate obligations. On July 24, 2013, the Bankruptcy Court provided final approval of the DIP Credit Facility for the remaining $105.0 million.
Subsequent to the petition date, the Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize the Debtors' operations including employee obligations, taxes and from limited available funds, pre-petition claims of certain critical vendors, certain customer programs, limited foreign supplier obligations, adequate protection payments, and certain other pre-petition claims. Additionally, the Debtor has been paying and intends to continue to pay undisputed post-petition obligations in the ordinary course of business.
The DIP Credit Facility is being used to supplement cash flows from operations during the reorganization process including the payment of post-petition ordinary course trade and other payables, the payment of certain permitted pre-petition claims, working capital needs, letter of credit requirements and other general corporate purposes. The DIP Credit Facility contains certain financial covenants. Failure to maintain compliance with these covenants would result in an event of default which would restrict the availability of funds necessary to maintain the Company's operations and assist in funding the Company's reorganization plans.
The Chapter 11 petitions triggered defaults on substantially all debt obligations of the Debtor and as a result, the Company's senior secured notes and convertible senior subordinated notes described below have been accelerated and are due and payable. Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization approved by the Bankruptcy Court. Although the Debtor expects to file a reorganization plan that provides for emergence from bankruptcy as a going concern, there can be no assurance that a reorganization plan will be proposed by the Debtor or confirmed by the Bankruptcy Court, or that any such plan will be successfully implemented.
Under the Bankruptcy Code, the Debtor may also assume or reject executory contracts, including lease obligations, subject to the approval of the Bankruptcy Court and certain other conditions. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Due to the stage of the Chapter 11 proceedings, the Company cannot currently estimate or anticipate what impact the rejection and subsequent claims of executory contracts may have in the reorganization process.
On August 9, 2013, the Company expects to file with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtor as shown by the Company's books and records on the petition date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules will be subject to further amendment or modification. In addition, the Bankruptcy Code provides for a claims reconciliation and resolution process, although the final date for filing claims has not yet been established. As the ultimate number and amount of the allowed claims is not presently known and, because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.
At this time, it is not possible to predict the ultimate effect of the Chapter 11 reorganization on our business, various creditors and security holders or when it may be possible to emerge from Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company's common stock would likely be substantially if not completely diluted or canceled as a result of the conversion of debt to equity or with respect to any other compromise of interest. Further it is also expected that the Company's senior secured notes and convertible senior subordinated notes will suffer substantial impairment.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Exide Technologies (referred to together with its subsidiaries, unless the context requires otherwise, as “Exide” or the “Company”) and all of its majority-owned subsidiaries. These statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“GAAP”), or those disclosures normally made in the Company’s annual report on Form 10-K. Accordingly, the reader of this Form 10-Q should refer to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for further information.
The financial information has been prepared in accordance with the Company’s customary accounting practices. In the Company’s opinion, the accompanying Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for a fair statement of the results of operations, comprehensive income (loss), financial position, and cash flows for the periods presented. This includes accounting and disclosures related to any subsequent events occurring from the balance sheet date through the date the financial statements were issued.
The Consolidated Financial Statements have been prepared in accordance with GAAP for entities in Chapter 11 reorganization and on a going concern basis. This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
However, as a result of the Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments to amounts and/or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern.
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
The accompanying Consolidated Financial Statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareowners' equity accounts, the effect of any changes that may be made in the Company's capitalization; or (iv) as to operations, the effect of any changes that may be made to the Company's business.
The financial statements, for periods subsequent to the Chapter 11 filing, have appropriately distinguished transactions and events that are directly associated with the Chapter 11 reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net on the accompanying Consolidated Financial Statements. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Consolidated Balance Sheet as liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
Reorganization items included in the Consolidated Financial Statements include costs directly related to the Chapter 11 proceedings, as follows:

For the Three Months Ended
June 30, 2013
Professional fees	$24,033
Write off the prior debt financing costs	14,942
Write off the interest swap fair value	(2,836)
Other direct costs	3,399
$39,538
The amounts of the various liabilities that are subject to compromise are set forth below. These amounts represent the Company's estimate of known or potential pre-petition claims to be resolved in connection with the Chapter 11 proceedings. Such claims remain subject to future adjustments, which may result from: (i) negotiations; (ii) actions of the Bankruptcy Court; (iii) disputed claims; (iv) rejection of executory contracts and unexpired leases; (v) the determination as to the value of any collateral securing claims; (vi) proofs of claim; or (vii) other events. Such future adjustments may be material. Liabilities subject to compromise include the following:

June 30, 2013
Debt	$730,857
Accrued interest	22,501
Accounts payable	55,807
Retirement obligations	76,243
Restructuring reserve	10,549
Other accrued liabilities	44,079
$940,036
While operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the Consolidated Financial Statements. Moreover, a plan of reorganization could materially change the amounts and classifications in the historical Consolidated Financial Statements.

(2) DEBTOR FINANCIAL STATEMENTS
The financial statements below represent the financial statements of the Debtor only. The financial statements reflect the results of operations, financial position and cash flows of the Debtor, including certain amounts and activities between Debtor and non-Debtor subsidiaries of the Company, which are eliminated in the Consolidated Financial Statements. Dollars are shown in thousands.

Three Months Ended
June 30, 2013
Net sales	$302,284
Cost of sales	277,457
Gross profit	24,827
Selling and administrative expenses	40,507
Restructuring and impairments, net	7,634
Operating income (loss)	(23,314)
Other (income) expense, net	(22,916)
Loss in net earnings of subsidiaries	31,316
Interest expense, net	18,147
(Loss) income before reorganization items, net	(49,861)
Reorganization items, net	39,068
(Loss) income before income taxes	(88,929)
Income tax provision (benefit)	2,204
Net (loss) income attributable to Debtor	$(91,133)

June 30, 2013
ASSETS
Cash and cash equivalents	$24,684
Accounts receivable, net	134,109
Non-Debtor receivables	12,858
Inventories	187,642
Prepaid expenses and other current assets	38,921
Total current assets	398,214
Property, plant and equipment, net	234,416
Investments in non-Debtor subsidiaries	387,078
Non-Debtor loans	227,581
Other noncurrent assets	104,501
719,160
Total assets	$1,351,790
LIABILITIES AND DEBTOR'S EQUITY
Current debt	$179,625
Accounts payable and accrued expenses	83,616
Total current liabilities	263,241
Long term debt	—
Other noncurrent liabilities	86,172
Liabilities Not subject to compromise	349,413
Liabilities subject to compromise	940,036
DEBTOR'S EQUITY
Total Debtor's equity	62,341
Total liabilities and Debtor's equity	$1,351,790

Three Months Ended
June 30, 2013
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(143,029)
Cash Flows From Investing Activities:
Capital expenditures	(6,372)
Proceeds from asset sales	—
Net cash used in investing activities	(6,372)
Cash Flows From Financing Activities:
Increase (decrease) in short-term borrowings	—
Increase (decrease) in other debt	173,329
Financing fees and other	(25,628)
Net cash provided by (used in) financing activities	147,701
Effect of exchange rate changes on cash and cash equivalents	(35)
Net decrease in cash and cash equivalents	(1,735)
Cash and cash equivalents, beginning of period	26,419
Cash and cash equivalents, end of period	$24,684

(3) STOCKHOLDERS’ EQUITY
The stockholders’ equity accounts for both the Company and noncontrolling interests consist of:

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholders’ Equity
	(In thousands)
Balance at March 31, 2013	$793	$1,139,030	$(939,312)	$(47,439)	$860	$153,932
Net (loss) income	—	—	(91,133)	—	(89)	(91,222)
Defined benefit plans, net	—	—	—	66	—	66
Translation adjustment	—	—	—	(519)	—	(519)
Net recognition of unrealized gain on derivatives, net	—	—	—	—	—	—
Common stock issuance/other	—	1	(2)	1	6,823	6,823
Stock compensation (equity-based)	—	855	—	—	—	855
Balance at June 30, 2013	$793	$1,139,886	$(1,030,447)	$(47,891)	$7,594	$69,935

(4) GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets consist of:

	Goodwill (not subject to amortization)	Trademarks and Tradenames (not subject to amortization)	Trademarks and Tradenames	Customer Relationships	Technology	Total
	(In thousands)
As of June 30, 2013
Gross amount	$925	$59,628	$13,563	$104,627	$25,210	$203,953
Accumulated amortization	—	—	(9,819)	(39,717)	(11,431)	(60,967)
Net	$925	$59,628	$3,744	$64,910	$13,779	$142,986
As of March 31, 2013
Gross amount	$1,014	$60,105	$13,671	$104,534	$25,411	$204,735
Accumulated amortization	—	—	(9,627)	(38,591)	(11,207)	(59,425)
Net	$1,014	$60,105	$4,044	$65,943	$14,204	$145,310
Amortization of intangible assets for the three month period ended June 30, 2013 and 2012 was $1.7 million and $1.8 million, respectively. Excluding the impact of any future acquisitions, the Company anticipates annual amortization of intangible assets for each of the next five years will be approximately $6.7 million. Intangible assets have been recorded at the legal entity level and are subject to foreign currency fluctuation.

(5) INVENTORIES
Inventories, valued using the first-in, first-out (“FIFO”) method, consist of:

	June 30, 2013	March 31, 2013
	(In thousands)
Raw materials	$98,216	$89,925
Work-in-process	116,331	106,194
Finished goods	270,730	292,102
	$485,277	$488,221

(6) OTHER NONCURRENT ASSETS
Other noncurrent assets consist of the following:

	June 30, 2013	March 31, 2013
	(In thousands)
Deposits (a)	$3,953	$3,885
Deferred financing costs	24,382	16,080
Investment in affiliates	497	1,877
Capitalized software, net	3,725	3,993
Retirement plans	19,251	17,655
Other	8,089	7,559
	$59,897	$51,049

(a)
Deposits principally represent amounts held by beneficiaries as cash collateral for the Company’s contingent obligations with respect to certain environmental matters, workers compensation insurance, and operating lease commitments.

(7) DEBT
At June 30, 2013 and March 31, 2013, short-term borrowings of $19.2 million and $22.0 million, respectively, consisted of borrowings under various operating lines of credit, the Company’s senior secured asset-backed revolving credit facility, and working capital facilities maintained by certain of the Company’s non-U.S. subsidiaries. Certain of these borrowings are collateralized by receivables, inventories and/or property. Excluding the ABL facility, these borrowing facilities are typically for one-year renewable terms and generally bear interest at current local market rates plus up to one percent per annum. The weighted average interest rate on short-term borrowings was approximately 5.6% and 5.5% at June 30, 2013 and March 31, 2013, respectively.
Total long-term debt consists of:

	June 30, 2013	March 31, 2013
	(In thousands)
DIP Credit Agreement	$179,625	$—
8 5/8% Senior Secured Notes due 2018 (a)	—	675,000
Floating Rate Convertible Senior Subordinated Notes due 2013 (a)	—	55,750
Other, including capital lease obligations and other loans at interest rates generally ranging up to 6.2% due in installments through 2018	20,574	20,457
	200,199	751,207
Fair value adjustments on hedged debt	(47)	2,788
Total	200,152	753,995
Less-current maturities	181,746	60,131
Total long-term debt	$18,406	$693,864
Total debt, including short-term borrowings, at June 30, 2013 and March 31, 2013 was $219.3 million and $776.0 million, respectively. The pre-petition debt of the Debtor was reclassed to liability subject to compromise.
(a) Classified as liability subject to compromise.
In connection with the Chapter 11 Case, the Debtor filed motions seeking Bankruptcy Court approval of Debtor-in-Possession financing on the terms set forth in the DIP Credit Agreement. The DIP Credit Agreement provides for senior secured superpriority debtor in possession financing facilities in an aggregate amount of up to $500.0 million, consisting of a $225.0 million ABL revolving credit facility, subject to a borrowing base, and a $275.0 million "last out" term loan facility. Effective July 12, 2013, the DIP Credit Agreement was amended to provide a $25.0 million swingline facility sublimit, as well as the creation of two separate tranches in the $225.0 million revolver facility: (i) a $110.0 million facility under which only advances denominated in U.S. Dollars can be drawn; and (ii) a $115.0 million facility under which advances denominated in U.S. Dollars or Euros can be drawn.
The entire ABL revolving credit facility and $170.0 million of the term loan facility was available at June 30, 2013 and the balance of the term loan facility became available to the Company upon entry of the final order in late July 2013. The proceeds of the DIP Financing were used to repay amounts outstanding under the pre-petition ABL revolving credit facility and letters of credit which were outstanding.
The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur: (i) the date occurring 16 months following the closing date; (ii) 45 days after the entry of the interim financing order if the final financing order has not been entered by the Bankruptcy Court; (iii) the effective date of the Debtor plan of reorganization; and (iv) the acceleration of such loans. The revolving loans bear interest at the rate of LIBOR plus 3.25% and the term loans bear interest at a rate of 9.0%. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the US Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100.0% pledge of the equity interests of certain of the Borrowers' direct and indirect subsidiaries. The DIP Credit Agreement requires the Borrowers to comply with financial covenants as defined by the agreement relating to minimum liquidity, maximum capital expenditures, cumulative total adjusted operating cash flow, minimum cumulative EBITDA and minimum twelve-month trailing EBITDA.

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

(8) INTEREST EXPENSE, NET
Interest income is included in interest expense, net. Such interest income amounted to $0.3 million for both the three months ended June 30, 2013 and 2012, respectively.

(9) OTHER (INCOME) EXPENSE, NET
Other (income) expense net consists of:

	For the Three Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Currency remeasurement loss (a)	$5,609	$1,191
Other	(444)	44
	$5,165	$1,235

(a)	The currency remeasurement loss relates primarily to intercompany loans to foreign subsidiaries denominated in Euros, the Australian dollar, and various other foreign currencies.

(10) EMPLOYEE BENEFITS
The components of the Company’s net periodic pension and other post-retirement benefit costs are as follows:

	Pension Benefits
	For the Three Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$556	$575
Interest cost	7,075	7,303
Expected return on plan assets	(7,524)	(7,119)
Amortization of:
Prior service cost	16	15
Actuarial loss	780	500
Net periodic benefit cost	$903	$1,274

	Other Post-Retirement Benefits
	For the Three Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$193	$170
Interest cost	248	258
Amortization of:
Prior service cost	(122)	(122)
Actuarial loss	170	159
Net periodic benefit cost	$489	$465
The fiscal 2014 pension plan contributions are estimated to be $14.8 million and other post-retirement contributions are $1.9 million, which the Company has funded $4.0 million during the three months ended June 30, 2013.

(11) COMMITMENTS AND CONTINGENCIES
Claims Reconciliation
On April 15, 2002, the “2002 Petition Date”, Exide Technologies, together with certain of its subsidiaries (the “2002 Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (“Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the "Previous Cases" and the "2002 Bankruptcy Court"). The 2002 Debtors, along with the Official Committee of Unsecured Creditors in the Previous Cases, filed a Joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court on February 27, 2004 and, on April 21, 2004, the Bankruptcy Court confirmed the 2002 Plan.

Under the 2002 Plan, holders of general unsecured claims were eligible to receive collectively 2.5 million shares of common stock and warrants to purchase up to approximately 6.7 million shares of common stock at $29.84 per share. Approximately 13.4% of such common stock and warrants were initially reserved for distribution for disputed claims.
As general unsecured claims have been allowed in the Previous Cases, the Company has distributed approximately one share of common stock per $383.00 in allowed claim amount. These rates were established based upon the assumption that the common stock allocated to holders of general unsecured claims on the effective date, including the reserve established for disputed claims, would be fully distributed so that the recovery rates for all allowed unsecured claims would comply with the Plan without the need for any redistribution or supplemental issuance of securities.
Currently, there is one claim remaining open in the Previous Cases that has not been settled, adjudicated or otherwise resolved. In addition, there is a pending adversary proceeding in which a settlement agreement to allow a general unsecured, non-priority claim has been approved by the 2002 Bankruptcy Court, but is awaiting final approval from a state court to become effective. In the event that the general unsecured claims made against the 2002 Debtors in the Previous Cases were settled, adjudicated or otherwise resolved on a final basis for an aggregate amount so that all of the shares of common stock held in reserve were not distributed, the 2002 Plan required such shares to be redistributed on a pro rata basis to the holders of such allowed general unsecured claims. Because of the filing of In re Exide Technologies, Case No. 13-11482, it is not certain whether any more shares of common stock will be distributed to the few remaining unsecured creditors who have not yet received a distribution in the Previous Cases or whether surplus shares, if any, of common stock, held in the distribution reserve will be distributed to the holders of allowed general unsecured claims in the Previous Cases.
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

On June 7, 2013, EnerSys Delaware Inc., f/k/a EnerSys, Inc. filed suit against the Company in the Court of Chancery for the State of Delaware seeking an accounting and restitution for alleged benefits received by the Company and alleged losses incurred by EnerSys allegedly as the result of the granting by the Bankruptcy Court in 2006 of an Order which allowed the Company to reject the Trademark License and use the licensed "Exide" trademark for Industrial battery products and the Bankruptcy Court's subsequent August 2010 Order - vacating the 2006 Order and denying the Company's request to reject the Trademark License. On June 10, 2013, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware, and the suit filed by EnerSys Delaware Inc. was automatically stayed pursuant to Section 362(a)(1) of the Bankruptcy Code.

On April 15, 2013, David M. Loritz filed a purported class action lawsuit against the Company, James R. Bolch, Phillip A. Damaska, R. Paul Hirt, Jr., and Michael Ostermann alleging violations of certain federal securities laws. On May 3, 2013, Trevor Knopf filed a nearly identical complaint against the same named defendants in the same court.   These cases were filed in the United States District Court for the Central District of California purportedly on behalf of purchasers of the Company's stock between February 9, 2012 and April 3, 2013.  On June 4, 2013, James Cassella and Sandra Weitsman filed a substantially similar action in the same court, purportedly on behalf of those who purchased the Company's stock between June 1, 2011 and April 24, 2013, against the Company, Messrs. Bolch, Damaska, Hirt and Lou Martinez.  The complaints allege that certain public statements made by the Company and its officers during the respective time periods constituted material misstatements in violation of Rule 10b-5 under the Securities Exchange Act. The complaints do not specify an amount of damages sought. The Company denies the allegations in the complaints and intends to vigorously pursue its defense. On July 9, 2013, Judge Stephen V. Wilson consolidated these cases under the Loritz v. Exide Technologies, Inc. caption, lead docket number 2:13-02607-SVW-E, and appointed Sandra Weitsman and James Cassella Lead Plaintiffs of the putative class of former Exide stockholders. Judge Wilson ordered Lead Plaintiffs to file their consolidated amended complaint on or before August 23, 2013. On July 17, 2013, Lead Plaintiffs voluntarily dismissed their claims against the Company, without prejudice to refile at a future date. Lead Plaintiffs have indicated that they intend to pursue their claims against the individual defendants during the pendency of Exide's bankruptcy and may seek to reinstate their claims against the Company when it emerges from bankruptcy. Discovery is currently stayed pursuant to the discovery-stay provisions of the Private Securities Litigation Reform Act of 1995.

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
The Company has established liabilities for on-site and off-site environmental remediation costs where such costs are probable and reasonably estimable and believes that such liabilities are adequate. As of June 30, 2013 and March 31, 2013, the amount of such liabilities on the Company’s Consolidated Balance Sheets was approximately $25.6 million and $25.4 million, respectively. Because environmental liabilities are not accrued until a liability is determined to be probable and reasonably estimable, not all potential future environmental liabilities have been included in the Company’s environmental liabilities. Therefore, changes in estimates or future findings could have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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

On May 28, 2013, the Company was served with a Notice of Intent to Sue by CCAT pursuant to the federal Resource Conservation and Recovery Act's ("RCRA") citizens suit provision at 42 USC Section 6972, alleging that the Company has created an imminent and substantial endangerment to health and the environment in and around the Company's Vernon, California facility.
On April 25, 2013, Zach Hernandez filed a purported class action lawsuit in the California Superior Court for the County of Los Angeles against the Company and Does 1-100 seeking damages and medical monitoring for an alleged class consisting of all Los Angeles County residents who allegedly have sustained physical or neurological injury or toxic exposure allegedly as the result of the release of allegedly hazardous waste or chemicals from the Company's facility located in Vernon, California. On June 10, 2013, the Company filed a voluntary petition for reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware, and was automatically stayed pursuant to Section 362(a)(1) of the Bankruptcy Code.

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

Asset Sale Contract
In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. The Company believes the sale, which is subject to certain pre-closing actions, will provide cash proceeds after deducting closure related costs of approximately $37.0 million. The buyer has fully funded an escrow account with the purchase price, a portion of which is currently available to the Company for certain demolition and remediation activities related to the parcel of property being sold. At the request of regulators and others, the Company will allow interested parties to provide input on pre-closure remedial activities, which may include one or more notice and comment periods. Accordingly, the Company currently believes that the cash proceeds will be received in early fiscal 2015. Under the Company's indenture for the senior secured notes, these proceeds were required to be invested in future U.S. capital expenditures or toward the repurchase of any senior secured notes outstanding. Under the DIP Credit Agreement, these proceeds will be used to repay outstanding borrowings under the ABL Facility. In connection with resolution of objections by the City of Frisco and the Texas Commission on Environmental Quality to the Company's efforts to obtain final approval of the DIP Credit Agreement, the Company agreed to set aside $5.0 million of the purchase price into a separate account to fund any required remedial activities related to the parcel of the Frisco property retained by the Company. Any unused funds following completion of remediation of the retained property will be returned to the Company. The Company believes the transaction will have a net favorable impact on pre-tax income, which the Company currently expects to record upon finalizing the closing activities and receiving the cash proceeds net of any amounts held in escrow as described above.
Guarantees
At June 30, 2013, the Company had outstanding letters of credit with a face value of $50.3 million and surety bonds with a face value of $52.4 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2013, pursuant to the terms of the agreement, was $24.5 million.
Certain of the Company’s European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. At June 30, 2013, bank guarantees with an aggregate face value of $17.5 million were outstanding.

(12) INCOME TAXES
The effective tax rate for the three month period ended June 30, 2013 and 2012 is (0.3)% and (626.4)%, respectively. The effective tax rate for the three month period ended June 30, 2013 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded.
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
With respect to state and local jurisdictions and countries outside of the United States, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for year ended before March 31, 2007. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that could result from these years.
The Company's unrecognized tax benefits increased from $35.0 million to $35.3 million during the three month period ended June 30, 2013 due to the effects of foreign currency translation. The amount, if recognized, that would affect the Company's effective tax rate at June 30, 2013 is $31.2 million.
The Company classifies interest and penalties on uncertain tax benefits as income tax expense. At both June 30, 2013 and March 31, 2013, before any tax benefits, the Company had $1.2 million of accrued interest and penalties on unrecognized tax benefits.
During the next twelve months, the Company does not expect the resolution of any tax audits which could potentially reduce unrecognized tax benefits by a material amount. However, expiration of the statute of limitations for a tax year in which the Company has recorded an uncertain tax benefit will occur in the next twelve months. The removal of this uncertain tax benefit would affect the Company's forecasted annual effective tax rate by $0.9 million.

(13) RESTRUCTURING AND IMPAIRMENTS, NET
During the three month period ended June 30, 2013, the Company has continued to implement operational changes to streamline and rationalize its structure in an effort to simplify the organization and eliminate redundant and/or unnecessary costs.

Summarized restructuring reserve activity and impairment expense are as follows:

	Severance Costs	Closure Costs	Total Restructuring	Impairments	Total Restructuring / Impairments, net
	(In thousands)
Balance at March 31, 2013	$6,050	$3,576	$9,626
Expenses	1,930	6,771	8,701	$23	$8,724
Payments and currency translation	(4,185)	(801)	(4,986)
	3,795	9,546	13,341
Reclass to Liabilities Subject to Compromise			(10,549)
Balance at June 30, 2013			$2,792
Remaining restructuring expenditures principally represent: (i) severance and related benefits payable per employment agreements and/or regulatory requirements; (ii) lease and contractual commitments for certain closed facilities, branches and offices, as well as leases for excess and permanently idle equipment payable in accordance with contractual terms; and (iii) certain other closure costs including dismantlement and costs associated with removal obligations incurred in connection with the exit of facilities.

Summarized restructuring and impairments, by segment, are as follows:

	For the Three Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Transportation Americas	$7,339	$3
Transportation Europe & ROW	(77)	(86)
Industrial Energy Americas	93	48
Industrial Energy Europe & ROW	1,070	(405)
Unallocated corporate	299	(44)
TOTAL	$8,724	$(484)

(14) EARNINGS (LOSS) PER SHARE
The Company computes basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss), after adding back the after-tax amount of interest recognized in the period associated with the Company’s Floating Rate Convertible Senior Subordinated Notes, by diluted weighted average shares outstanding, if dilutive. For the three months ended June 30, 2013 and 2012, market rates were below the level at which interest payments for these notes are required.
Potentially dilutive shares include the assumed exercise of stock options and the assumed vesting of restricted stock and stock unit awards (using the treasury stock method) as well as the assumed conversion of the convertible debt, if dilutive (using the if-converted method).
Due to a net loss for the three month period ended June 30, 2013 and 2012, certain potentially dilutive shares were excluded from the diluted loss per share calculation because their effect would be antidilutive:

	For the Three Months Ended
	June 30, 2013	June 30, 2012
Shares associated with convertible debt (assumed conversion)	3,697	3,697
Employee stock options	2,872	2,872
Restricted stock awards (non-vested)	1,502	2,352
Total shares excluded	8,071	8,921

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
The Company’s cash and cash equivalents, accounts receivable, accounts payable, and short-term borrowings all have carrying amounts that are a reasonable estimate of their fair values. The carrying values and estimated fair values of the Company’s long-term obligations and other financial instruments are as follows:

	June 30, 2013
	Carrying Value	Estimated Fair Value
	(In thousands)
(Liability) Asset:
Senior Secured Notes (a)	$(675,000)	$(409,219)
Convertible Senior Subordinated Notes (a)	(51,900)	(6,488)

	March 31, 2013
	Carrying Value	Estimated Fair Value
	(In thousands)
(Liability) Asset:
Senior Secured Notes (a)	$(675,000)	$(580,500)
Convertible Senior Subordinated Notes (a)	(55,750)	(52,864)
Foreign Currency Forwards (b)	25	25
Commodity Swaps (b)	141	141

(a)	Classified as liabilities subject to compromise

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

At June 30, 2013, the Company had no financial instruments to be measured at fair value. The following table represents the Company’s financial instruments that are measured at fair value on a recurring basis, and the basis for that measurement:

	Total Fair Value Measurement	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013:
(Liability) Asset:
Foreign currency forwards	$25	$—	$25	$—
Commodity Swaps	141	—	141	—
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

Selected financial information concerning the Company’s reportable segments is as follows:

	For the Three Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Net sales
Transportation Americas	$190,212	$215,141
Transportation Europe & ROW	186,437	194,143
Industrial Energy Americas	101,617	86,688
Industrial Energy Europe & ROW	203,976	197,466
	$682,242	$693,438
Operating income (loss)
Transportation Americas	$(15,944)	$(9,419)
Transportation Europe & ROW	(4,527)	4,023
Industrial Energy Americas	4,627	6,412
Industrial Energy Europe & ROW	6,078	6,189
Unallocated corporate expenses	(6,364)	(6,635)
	(16,130)	570
Less: restructuring and impairments, net (a)	8,724	(484)
Total operating income (loss)	$(24,854)	$1,054
Depreciation and Amortization
Transportation Americas	$6,980	$7,064
Transportation Europe & ROW	5,223	4,807
Industrial Energy Americas	2,979	2,681
Industrial Energy Europe & ROW	4,345	4,459
Unallocated corporate expenses	964	900
	$20,491	$19,911
Capital expenditures
Transportation Americas	$5,386	$8,961
Transportation Europe & ROW	10,757	8,116
Industrial Energy Americas	986	2,974
Industrial Energy Europe & ROW	1,584	1,629
Unallocated corporate expenses	217	2,406
	$18,930	$24,086

(a)	See Note 13 for detail by segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this Quarterly Report on Form 10-Q.
Some of the statements contained in the following discussion of the Company’s financial condition and results of operations refer to future expectations or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by these statements. The forward-looking information is based on various factors and was derived from numerous assumptions. See “Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995,” and Item 1A. Risk Factors in Part II included in this Report on Form 10-Q, as well as the risk factors included in Item 1A. to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for a discussion of factors to be considered when evaluating forward-looking information detailed below. These factors could cause our actual results to differ materially from the forward looking statements. For a discussion of certain legal contingencies, see Note 11 to the Consolidated Financial Statements.

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
The Company is operating as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as a debtor-in-possession under the Bankruptcy Code, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted a number of first day motions allowing the Debtor to pay pre-petition obligations to, among other parties: (i) employees; (ii) taxing authorities; (iii) insurance providers; (iv) independent contractors; (v) foreign vendors; and (vi) certain vendors deemed critical to the Debtors' operations.
While operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Debtor may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, the Debtor has not yet prepared or filed with the Bankruptcy Court a plan of reorganization. The Debtor currently retains the exclusive right to propose a plan of reorganization under section 11211 of the Bankruptcy Code. Any plan of reorganization, the confirmation requirements of section 1129 of the Bankruptcy Code, which would be subject to acceptance by the requisite numbers of voting creditors under the Bankruptcy Code and Bankruptcy Court approval, will likely materially change the amounts and classifications in the Company's Consolidated Financial Statements.
No assurance can be given as to the value, if any, that may be ascribed to the Debtor's various pre-petition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtor's reorganization. In particular, in most cases under Chapter 11 of the Bankruptcy Code, holders of equity securities receive little or no recovery of value from their investment. Accordingly, the Debtor urges that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims. On July 18, 2013, the Company received notice from NASDAQ that the Company's common stock will be delisted from trading on NASDAQ ten days after NASDAQ files the Form 25.
General Information
Notices to Creditors; Effect of Automatic Stay. The Debtor notified all known current or potential creditors that the Chapter 11 Case had been filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtor's Chapter 11 Case automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtor or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtor, or to create, perfect or enforce any lien against the property of the Debtor, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.
Executory Contracts and Unexpired Leases. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtor may assume, assume and assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court, and certain other conditions. Under the Bankruptcy Code, the Debtor's rights to assume or assume and assign unexpired leases of non-residential real estate expire on 120 days after the Petition Date (subject to further extension for cause by the Bankruptcy Court but not to exceed 210 days from the Petition Date).
In general, rejection of an executory contract or unexpired lease is treated as a pre-petition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtor from performing its future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtor's estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtor to cure existing defaults under such executory contract or unexpired lease.
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
Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtor that arose prior to the Petition Date and whose claim: (i) is not listed on the Debtor's schedules; or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. The Bankruptcy Court has not yet established a date and time by which such proofs of claim must be filed.
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
Plan of reorganization. The Debtor has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to obtain necessary acceptances of the plan. The Debtor's exclusivity period may be extended by the Court, for cause, for up to 18 months from the Petition Date. If the Debtor's exclusivity period lapses, any party in interest may file a plan of reorganization for the Debtor. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtor if: (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan; and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests - a process known as “cram down”. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock). Generally, with respect to common stock interests, a plan may be “crammed down” even if the shareowners receive no recovery if the proponent of the plan demonstrates that: (i) no class junior to the common stock is receiving or retaining property under the plan; and (ii) no class of claims or interests senior to the common stock is being paid more than in full.

Liabilities Subject to Compromise. Subsequent to March 31, 2013, the Debtor incurred and will continue to incur significant costs associated with its reorganization. The amount of these costs, which were expensed as incurred, are expected to continue to significantly affect the Debtor's results of operations. Pre-petition claims were reflected in liabilities subject to compromise on the Consolidated Balance Sheets.
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

Factors Which Affect the Company’s Financial Performance
Lead and Other Raw Materials. Lead represented approximately 46.2% of the Company’s cost of sales for three month period ended June 30, 2013. The market price of lead fluctuates. Generally, when lead prices decrease, customers may seek disproportionate price reductions from the Company, and when lead prices increase, customers may resist price increases. Either of these situations may cause customer demand for the Company’s products to be reduced and the Company’s net sales and gross margins to decline. The average price of lead as quoted on the London Metals Exchange (“LME”) increased 4.1% to $2,054 per metric ton for three month period ended June 30, 2013 from $1,973 per metric ton for three months ended June 30, 2012. At August 1, 2013, the quoted price on the LME was $2,090 per metric ton. Due to a variety of factors, including the market for spent batteries as an input cost for the Company's lead recycling operations, the price of lead on the LME does not always reflect the price of lead for the Company.
In the Americas, the Company has historically obtained the vast majority of its lead requirements from three Company-owned and operated secondary lead recycling plants. The Company's recycling facilities reclaim lead by recycling spent lead-acid batteries, which are obtained for recycling from the Company’s customers and outside spent-battery collectors. Historically, recycling in the Americas has helped the Company more effectively control the cost of its principal raw material when compared to purchasing lead at prevailing market prices on the LME. Similar to the fluctuation in lead prices, however, the cost of spent batteries has also fluctuated. For example, the average market cost of purchased spent batteries decreased approximately (7.6)% for the three month period ended June 30, 2013 versus the prior year period while lead prices on the LME have increased during the same period. Historically, the combination of higher spent battery costs and lower lead prices on the LME has put significant pressure on the Company’s margins. In response, the Company has taken pricing actions as allowed by the market and will attempt to secure higher captive spent battery return rates to help mitigate the risks associated with the price volatility.
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

Energy Costs. The Company relies on various sources of energy to support its manufacturing and distribution process, principally natural gas at its recycling facilities, electricity in its battery assembly facilities, and diesel fuel for distribution of its products. The Company seeks to recoup increases in energy costs through price increases or surcharges. To the extent the Company is unable to pass on higher energy costs to its customers; its financial performance will be adversely impacted.
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
Exchange Rates. The Company is exposed to foreign currency risk in most European countries, principally from fluctuations in the Euro. For the three month period ended June 30, 2013, the exchange rate of the Euro to the U.S. Dollar increased 2.3% on average to $1.31 compared to $1.28 for three month period ended June 30, 2012. At June 30, 2013, the Euro was $1.30 as compared to $1.28 at March 31, 2013. Fluctuations in foreign currencies impacted the Company’s results for the periods presented herein. For the three month period ended June 30, 2013, approximately 57.2% of the Company’s net sales were generated in Europe and ROW. Further, approximately 64.2% of the Company’s aggregate accounts receivable and inventories as of June 30, 2013 were held by its European and ROW subsidiaries.
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

First quarter of Fiscal 2014 Highlights and Outlook
The Company ceased operations at its Frisco, Texas recycling facility in December 2012 and idled secondary lead recycling operations at its Reading, Pennsylvania facility, effective March, 2013. Additionally, an order dated April 24, 2013 from the California Department of Toxic Substances Control (“DTSC”) required the Company to temporarily suspend recycling operations at its Vernon, California secondary lead recycling facility (the Vernon facility reopened in early July 2013 based on a favorable Superior Court ruling subject to the results of an administrative hearing). On July 2, 2013, the Los Angeles County Superior Court issued a preliminary injunction allowing the Company to resume operations of the Vernon facility . The Company anticipates that its U.S. operating recycling facilities will continue to provide a significant portion of the lead requirements for the Americas regions. The Company has established arrangements with third party recyclers in North America to provide tolling for the region’s remaining lead requirements. Limited additional purchases of finished lead from third party suppliers may also be required to satisfy the region’s requirement. Successful idling of the secondary lead recycling operations at the Reading, Pennsylvania facility will also allow the Company to avoid capital spending of up to as $30.0 million during fiscal 2014.
The key elements of the Company’s underlying business plans and continued strategies are:

•	Successful emergence from bankruptcy as a going concern.

•
Successful execution of the closure of the Company’s Bristol, Tennessee transportation battery facility, including transitioning existing production to two of the Company’s other facilities in the Americas.

•	Successful closure and sale of the Company’s Frisco, Texas facility for anticipated net proceeds of approximately $37.0 million.

•
Actions designed to improve the Company’s liquidity and operating cash flow include working capital reduction plans, the sale of non-strategic assets and businesses, streamlining cash management processes, implementing plans to minimize the cash costs of the Company’s restructuring initiatives, and closely managing capital expenditures.

•
Continued factory and distribution productivity improvements through the Company’s established Lean/Six Sigma program, as well as the Value Analysis Value Engineering (“VAVE”) and Take Charge! initiatives.

•
An enhanced focus on growth of the Industrial Americas business through increased new product offerings (Tubular Motive Power, High Frequency Chargers, etc.), increases in capacity, and a larger and more distributed sales and service team tied to the Transportation branch network.

•	Continued investment in production capacity to meet evolving needs for enhanced batteries (AGM and MHF) required for the increasing numbers of Stop & Start and micro-hybrid vehicles.

•	Continued research and development and engineering investments designed to develop enhanced lead-acid products as well as products utilizing alternative chemistries.

•	Permanently lifting of the suspension order related to the Vernon, California secondary lead recycling facility.

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
Employee Benefit Plans. The Company considers accounting for employee benefit plans critical because management is required to make significant subjective judgments about a number of actuarial assumptions, including discount rates, compensation growth rates, long-term return on plan assets, retirement, turnover, health care cost trend rates and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on reported results. In addition, the assumptions can materially affect accumulated benefit obligations and future cash funding. For a detailed discussion of the Company’s retirement benefits, see Employee Benefit Plans herein and Note 10 to the Consolidated Financial Statements.

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

•
Taxable income in prior carryback year(s) if carryback is permitted under the tax law would be considered significant positive evidence, depending on availability, when evaluating current period losses; and

•
Tax planning strategies. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence and, depending on their nature, could be heavily weighted.

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
In fiscal 2013, our U.S. operations had moved to a position of cumulative loss for the most recent three-year period. The Company considered the items below and concluded that the future tax benefits were not more likely than not to be realized:
•3-year cumulative pretax loss;
•Limited carryforward period for the U.S. net operating losses; and
•Business plan projections for the U.S. showed continued losses.
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
Liabilities Subject to Compromise. Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief are stayed while the Debtor continues business operations as a debtor-in-possession. These estimated claims are reflected in the Consolidated Balance Sheet as Liabilities Subject to Compromise. Such claims remain subject to future adjustments which could be material. Adjustments may result from actions of the Court, negotiations, rejection or acceptance of executory contracts, determination as to the value of any collateral securing claims, proofs of claim or other events.
Interest expense related to pre-petition indebtedness has been reported only to the extent that it will be paid during the proceedings of the bankruptcy case or based upon expectations of the interest being an allowed claim. The expectations of interest being an allowed claim remain subject to future determination and adjustment.

Results of Operations
Three month period ended June 30, 2013 compared with the three month period ended June 30, 2012
Net Sales
Net sales were $682.2 million for the three months ended June 30, 2013 versus $693.4 million in the three months ended June 30, 2012. Foreign currency translation (primarily the strengthening of the Euro against the U.S. dollar) favorably impacted net sales in the three month period ended June 30, 2013 by approximately $6.0 million. Excluding foreign currency translation impact, net sales decreased by approximately $17.2 million, or 2.5%, primarily due to lower Transportation net sales resulting from the Company's sale of the Transportation Australasia business. In addition, significantly lower third-party lead and tolling sales resulting from the permanent reduction in recycling plant capacity in the Americas partially offset stronger network power net sales in the Americas as well as an estimated $8.1 million favorable lead-related pricing impact on battery net sales.
Net sales by operating segment:

			FAVORABLE / (UNFAVORABLE)
	For the Three Months Ended		TOTAL	Currency Related	Non-Currency Related
	June 30, 2013	June 30, 2012
	(In thousands)
Transportation Americas	$190,212	$215,141	$(24,929)	$19	$(24,948)
Transportation Europe & ROW	186,437	194,143	(7,706)	3,059	(10,765)
Industrial Energy Americas	101,617	86,688	14,929	(37)	14,966
Industrial Energy Europe & ROW	203,976	197,466	6,510	2,938	3,572
TOTAL	$682,242	$693,438	$(11,196)	$5,979	$(17,175)
Transportation Americas net sales, excluding foreign currency translation impact, decreased 11.6% primarily due to $22.8 million lower third-party lead and tolling sales resulting from the closure of the Company's Frisco, Texas recycling plant and idling of the Company's Reading, Pennsylvania recycling plant in Q4 fiscal 2013, partially offset by $2.1 million of favorable lead-related pricing actions.
Transportation Europe and ROW net sales, excluding foreign currency translation, decreased 5.5% primarily due to $20.6 million lower net sales resulting from sale of Transportation Australasia business in Q4 fiscal 2013 and 3.6% lower original equipment unit sales, partially offset by 10.6% higher aftermarket unit sales and $4.0 million of favorable lead-related pricing actions.

Industrial Energy Americas net sales, excluding the foreign currency translation impact, increased 17.3% primarily due to dramatically higher unit sales in the network power markets and a 2.2% higher non-lead base price increases.
Industrial Energy Europe and ROW net sales, excluding foreign currency translation impact, increased 1.8% primarily due to improved product mix and $1.8 million of favorable lead-related pricing actions.

Gross Profit
Gross profit was $76.0 million in the three month period ended June 30, 2013 versus $94.3 million in the three month period ended June 30, 2012. Gross margin decreased to 11.1% from 13.6% in the first quarter of fiscal 2013. Gross profit included $17.5 million unfavorable impact primarily resulting from timing of lead related pricing recovery, lower third-party lead sales and tolling as well as $6.7 million unfavorable impact resulting from temporary suspension of the Company's Vernon recycling plant during the three months ended June 30, 2013. See further operating segments discussion below under the caption “Operating income (loss) by operating segment".

Operating Expenses
Selling and administrative expenses were $92.2 million for the three months ended June 30, 2013 as compared to $93.7 million prior year. Excluding foreign currency translation impact, selling and administrative expenses decreased $2.2 million primarily due to lower salaried related and travel costs resulting from cost reduction efforts and recent headcount reductions.

Restructuring and impairment expenses increased by $9.2 million, to $8.7 million in the first quarter of fiscal 2014. Fiscal 2014 restructuring and impairment expenses included closure costs related to the Company's Transportation Americas headcount reductions and exit of the Vortex product line and related costs.

Operating Income (Loss)
Operating income (loss) was $(24.9) million in the three month period ended June 30, 2013 versus $1.1 million in the three month period ended June 30, 2012.
Operating income (loss) by operating segment:

	For the Three Months Ended
	June 30, 2013		June 30, 2012		FAVORABLE / (UNFAVORABLE)
	TOTAL	Percent of Net Sales	TOTAL	Percent of Net Sales	TOTAL	Currency Related	Non-Currency Related
	(In thousands)
Transportation Americas	$(15,944)	(8.4)%	$(9,419)	(4.4)%	$(6,525)	$13	$(6,538)
Transportation Europe & ROW	(4,527)	(2.4)%	4,023	2.1%	(8,550)	(27)	(8,523)
Industrial Energy Americas	4,627	4.6%	6,412	7.4%	(1,785)	5	(1,790)
Industrial Energy Europe & ROW	6,078	3.0%	6,189	3.1%	(111)	118	(229)
Unallocated corporate expenses	(6,364)	n/a	(6,635)	n/a	271	(74)	345
	(16,130)	(2.4)%	570	0.1%	(16,700)	35	(16,735)
Less: restructuring and impairments, net	8,724	n/a	(484)	n/a	9,208	43	9,165
Total operating income (loss)	$(24,854)	(3.6)%	$1,054	0.2%	$(25,908)	$(8)	$(25,900)

Gross margins by operating segment are shown below:

	For the Three Months Ended
	June 30, 2013	June 30, 2012
Transportation Americas	6.7%	9.4%
Transportation Europe & ROW	8.9%	14.3%
Industrial Energy Americas	16.2%	19.8%
Industrial Energy Europe & ROW	14.8%	14.8%
Total	11.1%	13.6%

The increased operating loss in Transportation Americas, which includes the results of our Americas recycling operations, is the result of the temporary suspension of our Vernon, California facility. The $6.7 million impact of this suspension is the result of higher purchased lead costs to replace production, continued expenses of the facility to ensure a quick restart, and legal and related costs to defend our position. Lower spent battery costs during late fiscal 2013 and the first quarter benefited results by approximately $7.0 million, but this was offset by $6.6 million of lower earnings from third party lead and tolling sales.

The Company received an order dated April 24, 2013 from the DTSC requiring the Company to temporarily suspend recycling operations at its Vernon, California recycling facility. On July 2, 2013, the Los Angeles County Superior Court issued a preliminary injunction allowing the Company to resume operations of the Vernon facility. The Company continues to pursue a negotiated or permanent legal resolution.  If the Company is unable to reach an agreement regarding resolution of this matter or prevail in seeking the permanent legal remedy, and the Company is subsequently forced to suspend operations at the Vernon facility, the Company will need to find alternative sources of lead to ensure adequate supply of this critical raw material component in its products.  If the Company is unable to find such sources of lead or if it procures such sources of lead at significantly higher cost, such circumstances could result in a material adverse effect on the Company's results of operations and cash flows.
In Transportation Europe and ROW, the deterioration in operating earnings resulted from the carryover impact of capitalized manufacturing variances due to reduced production volumes in late fiscal 2013, higher unrecovered lead costs and continued competitive pricing pressure in many of its markets. An approximate $1.2 million reduction resulted from the sale, in late fiscal 2013, of the Australasia transportation business.
Industrial Energy Americas saw operating income decline by $1.8 million in spite of relatively strong volume. This resulted from a one-off $1.6 million warranty provision, higher lead costs of approximately $4.0 million, partially the result of the Vernon suspension, as well as continued production issues in our Columbus, Georgia facility.
Industrial Energy Europe and ROW reported flat operating results on slightly higher sales. Profits in our import only distribution business in the Asia Pacific region offset improvements seen in our larger European business.
Unallocated corporate operating expenses were slightly favorable due to headcount reductions late in the period.

Other (Income) Expenses
Other (income) expense was $5.2 million in the three month period ended June 30, 2013 versus $1.2 million in the three month period ended June 30, 2012. The increase primarily results from unfavorable currency remeasurement costs versus the prior year.

Interest Expenses
Interest expense increased by $7.3 million, to $21.4 million in the three month period ended June 30, 2013 from $14.1 million in the three month period ended June 30, 2012 as a result of higher average borrowings outstanding and unfavorable non-cash interest costs as compared to the prior year period.

Reorganization Expense, net
Reorganization expense, net includes items directly related to Debtor Chapter 11 Bankruptcy filing. The majority of these costs relate to the Company's professional advisors including legal, financial and other bankruptcy related experts. For additional information see Note 1 to the Consolidated Financial Statements.

Income Taxes

	For the Three Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
Pre-tax (loss) income	$(90,913)	$(14,656)
Income tax provision	309	91,812
Effective tax rate	(0.3)%	(626.4)%
The income tax expense for the three month period ended June 30, 2013 includes the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. In addition, the effective tax rate for the first three months was affected by the recognition of $25.9 million in valuation allowances on current period tax benefits.
The income tax expense for the three month period ended June 30, 2012 included the recognition of taxes on income and losses in almost all of the Company's jurisdictions with the exception of the United States, Spain and the United Kingdom, on which full valuation allowances are recorded. The Company established a full valuation allowance for the United States in the quarter after determining that it was not more likely than not that the Company would realize all deductible temporary differences and carryforwards in the forseeable future. This discrete item resulted in an $87.6 million charge to expense. In addition, the effective tax rate for the first three months was affected by the recognition of $10.8 million in valuation allowances on current period tax benefits.

Liquidity and Capital Resources
The Chapter 11 petition triggered defaults on substantially all debt obligations of the Debtor, which have been accelerated and are due and payable. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtor's estate. To enhance liquidity, in connection with the Chapter 11 Case, the Debtor filed motions seeking approval of the Bankruptcy Court for a $500.0 million Debtor in Possession financing of which $395.0 million was available based on approval of the Court during First Day Motions..
As of June 30, 2013, the Company had cash and cash equivalents of $71.8 million and availability under the senior secured asset-backed revolving credit facility (the “ABL facility”) of $136.9 million. At March 31, 2013, the Company had cash and cash equivalents of $104.3 million and availability under the Prior ABL facility of $129.4 million.
DIP Facilities
In connection with the Chapter 11 Case, the Debtor filed motions seeking Bankruptcy Court approval of Debtor-in-Possession financing on the terms set forth in the DIP Credit Agreement. The DIP Credit Agreement provides for senior secured superpriority debtor in possession financing facilities in an aggregate amount of up to $500.0 million, consisting of a $225.0 million ABL revolving credit facility, subject to a borrowing base, and a $275.0 million "last out" term loan facility. Effective July 12, 2013, the DIP Credit Agreement was amended to provide a $25.0 million swingline facility sublimit, as well as the creation of two separate tranches in the $225.0 million revolver facility: (i) a $110.0 million facility under which only advances denominated in U.S. Dollars can be drawn; and (ii) a $115.0 million facility under which advances denominated in U.S. Dollars or Euros can be drawn.
The entire ABL revolving credit facility and $170.0 million of the term loan facility was available at June 30, 2013 and the balance of the term loan facility became available to the Company upon entry of the final order in late July 2013. The proceeds of the DIP Financing were used to repay amounts outstanding under the pre-petition ABL revolving credit facility and letters of credit which were outstanding.
The maturity date of the loans made under the DIP Credit Agreement is the earliest to occur: (i) the date occurring 16 months following the closing date; (ii) 45 days after the entry of the interim financing order if the final financing order has not been entered by the Bankruptcy Court; (iii) the effective date of the Debtor plan of reorganization; and (iv) the acceleration of such loans. The revolving loans bear interest at the rate of LIBOR plus 3.25% and the term loans bear interest at a rate of 9.0%. The obligations of the Borrowers under the DIP Credit Agreement are unconditionally guaranteed by certain material foreign subsidiaries. In addition, the US Borrower unconditionally guarantees the obligations of the Foreign Borrower. Subject to certain exceptions, the obligations of the Borrowers and the guarantors under the DIP Credit Agreement and the other loan documents are secured by first priority liens on specified assets of the Borrowers and the foreign guarantors and 100.0% pledge of the equity interests of certain of the Borrowers' direct and indirect subsidiaries. The DIP Credit Agreement requires the Borrowers to comply with financial covenants as defined by the agreement relating to minimum liquidity, maximum capital expenditures, cumulative total adjusted operating cash flow, minimum cumulative EBITDA and minimum twelve-month trailing EBITDA.

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
At June 30, 2013, the Company had outstanding letters of credit with a face value of $50.3 million and surety bonds with a face value of $52.4 million. The majority of the letters of credit and surety bonds have been issued as collateral or financial assurance with respect to certain liabilities that the Company has recorded, including but not limited to environmental remediation obligations and self-insured workers’ compensation reserves. Failure of the Company to satisfy its obligations with respect to the primary obligations secured by the letters of credit or surety bonds could entitle the beneficiary of the related letter of credit or surety bond to demand payments pursuant to such instruments. The letters of credit generally have terms up to one year. Collateral held by the surety in the form of letters of credit at June 30, 2013, pursuant to the terms of the agreement, was $24.5 million.
Certain of the Company's European and Asia Pacific subsidiaries have bank guarantees outstanding as collateral or financial assurance in connection with environmental obligations, income tax claims and customer contract requirements. June 30, 2013, bank guarantees with an aggregate face value of $17.5 million were outstanding.
At June 30, 2013, the Company was in compliance with covenants contained in the DIP facilities.
Sources and Uses of Cash
The Company’s liquidity requirements have been met historically through cash provided by operations, borrowed funds and the proceeds of sales of accounts receivable in certain European subsidiaries. Additional cash has been generated in the past several years through and the sale of non-core businesses and assets.
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
Going forward, the Company’s principal sources of liquidity are expected to be cash on hand, cash from operations, borrowings under the DIP facilities, and the sale of idled assets principally from closed facilities.

Cash Flows provided by and (used in) operating activities was $(165.3) million and $3.1 million in the three months ended June 30, 2013 and 2012, respectively. This increased usage primarily relates to Debtor Chapter 11 reorganization fees and expenses (primarily bankruptcy advisor fees) and accelerated timing of post-petition accounts payable payments generally required for companies under Chapter 11 Bankruptcy protection. Also, accounts payable payments have been accelerated for non-Debtor entities as well.
Cash used in investing activities primarily consisted of capital expenditures of $18.9 million and $24.1 million in the three months ended June 30, 2013 and 2012, respectively.
Cash provided by (used in) financing activities was $152.0 million and $(1.7) million in the three months ended June 30, 2013 and 2012, respectively. The increase was primarily due to proceeds received under the DIP financing, partially offset by DIP related financing fees.

The fiscal 2014 pension plan contributions are estimated to be $14.8 million and other post-retirement contributions are $1.9 million, which the Company has funded $4.0 million of during the three months ended June 30, 2013. In the U.S., the Company adopted the Moving Ahead for Progress in the 21st Century Act (“The MAP-21”) which essentially defers funding and eliminates additional funding requirements for the Company’s U.S. plans through calendar year 2013. This legislation was signed into U.S. law on July 6, 2012.
In June 2012, the Company announced an agreement to sell approximately 180 acres of undeveloped land surrounding the Company’s Frisco, Texas recycling facility. The Company believes the sale, which is subject to certain pre-closing actions, will provide cash proceeds after deducting closure related costs of approximately $37.0 million. The buyer has fully funded an escrow account with the purchase price, a portion of which is currently available to the Company for certain demolition and remediation activities related to the parcel of property being sold. At the request of regulators and others, the Company will allow interested parties to provide input on pre-closure remedial activities, which may include one or more notice and comment periods. Accordingly, the Company currently believes that the cash proceeds will be received in early fiscal 2015. Under the Company's indenture for the senior secured notes, these proceeds are required to be invested in future U.S. capital expenditures or toward the repurchase of any senior secured notes outstanding. Under the DIP Credit Agreement, these proceeds will be used to repay outstanding borrowings under the ABL facility. In connection with a resolution of objections by the City of Frisco and the Texas Commission on Environmental Quality to the Company's efforts to obtain final approval of the DIP Credit Agreement, the Company agreed to set aside $5.0 million of the purchase price into a separate escrow account to fund any required remedial activities related to portions of the Frisco property retained by the Company. Any unused funds following completion of remediation of the retained property will be returned to the Company. The Company believes the transaction will have a net favorable impact on pre-tax income which the Company currently expects to record upon finalizing the closing activities and receiving the cash proceeds net of any amounts held in escrow as described above.
In April 2013, the Company received an order from the DTSC requiring the Company to temporarily suspend recycling operations at its Vernon, California recycling facility. On July 2, 2013, the Los Angeles County Superior Court issued a preliminary injunction allowing the Company to resume operations of the Vernon facility. The Company continues to pursue a negotiated or permanent legal resolution.  If the Company is unable to reach an agreement regarding resolution of this matter or prevail in seeking the permanent legal remedy, and the Company is subsequently forced to suspend operations at the Vernon facility, the Company will need to find alternative sources of lead to ensure adequate supply of this critical raw material component in its products.  If the Company is unable to find such sources of lead or if it procures such sources of lead at significantly higher cost, such circumstances could result in a material adverse effect on the Company's results of operations and cash flows.
Risks and uncertainties could cause the Company's performance to materially differ from management's estimates. As discussed above under “Factors Which Affect the Company's Financial Performance - Seasonality and Weather,” the Company's business is seasonal. During the Company's first and second fiscal quarters, the Company builds inventory in anticipation of increased sales in the winter months. This inventory build increases the Company's working capital needs. During these quarters, because working capital needs are already high, unexpected decreases in cash flows or, unexpected increases in costs beyond predicted levels could adversely affect the Company's near term liquidity.

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

Accounts Receivable Factoring Arrangements
In the ordinary course of business, the Company utilizes accounts receivable factoring arrangements in countries where programs of this type are typical. Under these arrangements, the Company may sell certain of its trade accounts receivable to financial institutions. The arrangements do not contain recourse provisions against the Company for its customers’ failure to pay. The Company sold approximately $75.6 million and $69.6 million of foreign currency trade accounts receivable as of June 30, 2013 and March 31, 2013, respectively. Changes in the level of receivables sold from year to year are included in the change in accounts receivable within cash flow from operations in the Consolidated Statements of Cash Flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risks
Changes to the quantitative and qualitative market risks as of June 30, 2013 are described in Item 2 above, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Instruments and Market Risk”. Also, see the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2013 for further information.

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
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Factors that could cause actual results to differ materially from these forward looking statements include, but are not limited to, the following general factors such as: (i) the ability of the Company to develop, prosecute, confirm and consummate the Chapter 11 plan of reorganization; (ii) the potential adverse impact of the Chapter 11 filing on the Company's liquidity and operations and the risks associated with operating businesses under Chapter 11 protection; (iii) the ability of Exide to comply with the terms of the DIP financing facility; (iv) the Company's ability to obtain additional financing; (v) the Company's ability to retain key management and employees; (vi) customer response to the Chapter 11 filing; (vii) the risk factors or uncertainties listed from time to time in the Company's filings with the Securities and Exchange Commission and with the U.S. Bankruptcy Court in connection with the company's Chapter 11 filing; (viii) the fact that lead, a major constituent in most of the Company’s products, experiences significant fluctuations in market price and is a hazardous material that may give rise to costly environmental and safety claims; (ix) the Company’s ability to implement and fund business strategies based on current liquidity; (x) the Company’s ability to realize anticipated efficiencies and avoid additional unanticipated costs related to its restructuring activities; (xi) the cyclical nature of the industries in which the Company operates and the impact of current adverse economic conditions on those industries; (xii) unseasonable weather (warm winters and cool summers) which adversely affects demand for automotive and some industrial batteries; (xiii) the Company’s substantial debt and debt service requirements which may restrict the Company’s operational and financial flexibility, as well as imposing significant interest and financing costs; (xiv) the litigation proceedings to which the Company is subject, the results of which could have a material adverse effect on the Company and its business; (xv) the realization of the tax benefits of the Company’s net operating loss carryforwards, which is dependent upon future taxable income; (xvi) competitiveness of the battery markets in the Americas and Europe; (xvii) risks involved in foreign operations such as disruption of markets, changes in import and export laws, currency restrictions, currency exchange rate fluctuations and possible terrorist attacks against U.S. interests; (xviii) the ability to acquire goods and services and/or fulfill later needs at budgeted costs; (xix) general economic conditions; (xx) the Company’s ability to successfully pass along increased material costs to its customers; (xxi) recently adopted U.S. lead emissions standards and the implementation of such standards by applicable states; and (xxii) those risk factors described in the Company’s Form 10-K for the fiscal year ended March 31, 2013.
The Company cautions each reader of this report to carefully consider those factors set forth above. Such factors have, in some instances, affected and in the future could affect the ability of the Company to achieve its projected results and may cause actual results to differ materially from those expressed herein. We undertake no obligation to update any forward-looking statements in this Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
See Note 11 to the Consolidated Financial Statements in this document.

Item 1A. Risk Factors
Except as noted below, the risk factors which were disclosed in the Company's fiscal 2013 Form 10-K have not materially changed since we filed our fiscal 2013 Form 10-K. See Item 1A. to Part I of the Company's fiscal 2013 Form 10-K for a complete discussion of these risk factors.
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
The Company's Netherlands subsidiary received notice from the Dutch antitrust authorities that it was the subject of an investigation of a local trade association's members in the traction/motive power batteries segment. On July 9 and July 16, 2013, the authorities conducted an on-site inspection and requested additional information and documentation, which the company is providing. The Company is currently unable to assess the ultimate outcome of the investigation, the entity or entities that could be affected or the amount of any fines that may result.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013 (1)	38,500	$73.75	—	—
May 1, 2013 - May 31, 2013 (2)	3,327	$0.76	—	—
June 1, 2013 - June 30, 2013 (2)	63	$0.40	—	—

(1)	Represents repurchases of the Company's convertible senior subordinated notes due September 18, 2013, through open market purchases.

(2)
Acquired by the Company in exchange for payment of U.S. tax obligations for certain participants in the Company’s 2004 and 2009 Stock Incentive Plan that elected to surrender a portion of their shares in connection with vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities
As the result of our filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, the Company is in default on substantially all of its debt obligations other than post-petition financings. The aggregate amount in default at June 30, 2013, totaled approximately $730.9 million.

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Robert M. Caruso, President and Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Phillip A. Damaska, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXIDE TECHNOLOGIES

By:	/s/ Phillip A. Damaska
Phillip A. Damaska
Executive Vice President and
Chief Financial Officer

Date: August 8, 2013